Form 10-Q
period 2014-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2014-08-08
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
or

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
Class B Common Stock—$1 Par Value—1,032,883 shares
(Number of shares outstanding, by class, as of August 8, 2014)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$566,952	$533,599
Overnight investments	1,118,474	859,324
Investment securities available for sale	5,538,166	5,387,703
Investment securities held to maturity	693	907
Loans held for sale	49,851	47,271
Loans and leases:
Acquired	1,109,933	1,029,426
Originated	12,415,023	12,104,298
Allowance for loan and lease losses	(206,246)	(233,394)
Net loans and leases	13,318,710	12,900,330
Premises and equipment	883,303	876,522
Other real estate owned:
Covered under loss share agreements	40,136	47,081
Not covered under loss share agreements	35,151	36,898
Income earned not collected	49,019	48,390
FDIC loss share receivable	49,959	93,397
Goodwill	127,140	102,625
Other intangible assets	3,821	1,247
Other assets	281,465	263,797
Total assets	$22,062,840	$21,199,091
Liabilities
Deposits:
Noninterest-bearing	$5,775,322	$5,241,817
Interest-bearing	12,781,436	12,632,249
Total deposits	18,556,758	17,874,066
Short-term borrowings	788,540	511,418
Long-term obligations	314,529	510,769
FDIC loss share payable	114,281	109,378
Other liabilities	139,587	116,785
Total liabilities	19,913,695	19,122,416
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,586,058 shares issued and outstanding at June 30, 2014 and December 31, 2013)	8,586	8,586
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at June 30, 2014 and December 31, 2013)	1,033	1,033
Surplus	143,766	143,766
Retained earnings	1,991,703	1,948,558
Accumulated other comprehensive income (loss)	4,057	(25,268)
Total shareholders’ equity	2,149,145	2,076,675
Total liabilities and shareholders’ equity	$22,062,840	$21,199,091

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2014	2013	2014	2013
Interest income
Loans and leases	$164,108	$185,151	$325,142	$396,914
Investment securities interest and dividend income	12,447	8,119	24,195	16,603
Overnight investments	756	656	1,368	1,013
Total interest income	177,311	193,926	350,705	414,530
Interest expense
Deposits	6,006	8,997	12,831	19,310
Short-term borrowings	1,551	680	2,136	1,384
Long-term obligations	4,056	4,721	9,109	9,426
Total interest expense	11,613	14,398	24,076	30,120
Net interest income	165,698	179,528	326,629	384,410
Provision (credit) for loan and lease losses	(7,299)	(13,242)	(9,202)	(31,848)
Net interest income after provision (credit) for loan and lease losses	172,997	192,770	335,831	416,258
Noninterest income
Cardholder services	13,257	12,026	25,089	23,097
Merchant services	15,035	15,245	28,556	27,731
Service charges on deposit accounts	15,265	14,883	29,705	29,882
Wealth management services	15,815	15,097	30,695	29,612
Fees from processing services	5,682	5,051	10,543	10,670
Other service charges and fees	4,250	3,966	8,194	7,732
Mortgage income	1,210	3,669	2,165	7,457
Insurance commissions	2,253	2,394	5,540	5,374
ATM income	1,260	1,314	2,462	2,482
Adjustments to FDIC loss share receivable	(15,295)	(14,439)	(27,644)	(38,492)
Other	6,650	5,789	11,258	16,963
Total noninterest income	65,382	64,995	126,563	122,508
Noninterest expense
Salaries and wages	82,683	75,802	162,557	151,921
Employee benefits	19,772	23,228	39,872	48,247
Occupancy expense	20,937	18,464	41,362	37,273
Equipment expense	19,686	18,698	38,477	37,644
FDIC insurance expense	2,640	2,423	5,276	5,089
Foreclosure-related expenses	3,858	3,467	9,268	7,772
Other	49,444	46,485	93,238	94,976
Total noninterest expense	199,020	188,567	390,050	382,922
Income before income taxes	39,359	69,198	72,344	155,844
Provision for income taxes	12,809	25,292	23,428	56,353
Net income	$26,550	$43,906	$48,916	$99,491
Average shares outstanding	9,618,941	9,618,941	9,618,941	9,618,963
Net income per share	$2.76	$4.56	$5.09	$10.34

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2014	2013	2014	2013
Net income	$26,550	$43,906	$48,916	$99,491

Other comprehensive income (loss)
Unrealized gains (losses) on securities:
Change in unrealized securities gains (losses) arising during period	31,550	(38,992)	43,449	(40,468)
Tax effect	(12,225)	15,269	(16,868)	15,834
Total change in unrealized gains (losses) on securities, net of tax	19,325	(23,723)	26,581	(24,634)

Change in fair value of cash flow hedges:
Change in unrecognized gain on cash flow hedges	568	1,388	1,287	2,202
Tax effect	(218)	(548)	(496)	(869)
Total change in unrecognized gain on cash flow hedges, net of tax	350	840	791	1,333

Change in pension obligation:
Reclassification adjustment for gains included in income before income taxes	1,598	4,294	3,197	8,598
Tax effect	(622)	(1,682)	(1,244)	(3,367)
Total change in pension obligation, net of tax	976	2,612	1,953	5,231

Other comprehensive income (loss)	20,651	(20,271)	29,325	(18,070)

Total comprehensive income	$47,201	$23,635	$78,241	$81,421

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,792,726	$(82,106)	$1,864,007
Net income	—	—	—	99,491	—	99,491
Other comprehensive loss, net of tax	—	—	—	—	(18,070)	(18,070)
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($0.60 per share)	—	—	—	(5,777)	—	(5,777)
Balance at June 30, 2013	$8,586	$1,033	$143,766	$1,886,121	$(100,176)	$1,939,330

Balance at December 31, 2013	$8,586	$1,033	$143,766	$1,948,558	$(25,268)	$2,076,675
Net income	—	—	—	48,916	—	48,916
Other comprehensive income, net of tax	—	—	—	—	29,325	29,325
Cash dividends ($0.60 per share)	—	—	—	(5,771)	—	(5,771)
Balance at June 30, 2014	$8,586	$1,033	$143,766	$1,991,703	$4,057	$2,149,145
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,916	99,491
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan and lease losses	(9,202)	(31,848)
Deferred tax (benefit) expense	(2,744)	2,360
Change in current taxes payable	5,973	(20,649)
Depreciation	35,455	35,545
Change in accrued interest payable	560	(145)
Change in income earned not collected	(629)	2,099
Gain on sale of processing services, net	—	(4,085)
Origination of loans held for sale	(123,144)	(223,128)
Proceeds from sale of loans held for sale	123,967	254,087
Gain on sale of loans	(2,220)	(7,123)
Net writedowns/losses on other real estate	6,993	1,480
Net amortization of premiums and discounts	(18,172)	(74,175)
FDIC receivable for loss share agreements	17,121	20,464
FDIC payable for loss share agreements	4,903	95
Net change in other assets	(31,249)	68,587
Net change in other liabilities	35,033	21,365
Net cash provided by operating activities	91,561	144,420
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans outstanding	(57,271)	325,057
Purchases of investment securities available for sale	(1,409,878)	(1,375,766)
Proceeds from maturities/calls of investment securities held to maturity	214	212
Proceeds from maturities/calls of investment securities available for sale	1,529,687	1,365,287
Net change in overnight investments	(259,150)	(596,745)
Cash (paid to) received from the FDIC for loss share agreements	(4,350)	46,534
Proceeds from sale of other real estate	38,370	80,010
Additions to premises and equipment	(39,550)	(26,696)
Business acquisition, net of cash acquired	18,194	—
Net cash used by investing activities	(183,734)	(182,107)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	(219,297)	(390,329)
Net change in demand and other interest-bearing deposits	270,118	322,319
Net change in short-term borrowings	81,716	13,432
Repayment of long-term obligations	(1,240)	(1,608)
Repurchase of common stock	—	(321)
Cash dividends paid	(5,771)	(2,891)
Net cash provided (used) by financing activities	125,526	(59,398)
Change in cash and due from banks	33,353	(97,085)
Cash and due from banks at beginning of period	533,599	639,730
Cash and due from banks at end of period	$566,952	$542,645
CASH PAYMENTS FOR:
Interest	$23,516	$30,265
Income taxes	47,962	75,917
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	25,080	57,175
Dividends declared but not paid	2,886	2,886
Reclassification of long-term obligations to short-term borrowings	195,000	—

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Reclassifications

In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position, the consolidated results of its operations or related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses; determination of the fair value of financial instruments; pension plan assumptions; cash flow estimates on acquired loans; the receivable from and payable to the Federal Deposit Insurance Corporation (FDIC) for loss share agreements; purchase accounting-related adjustments; and income tax assets, liabilities and expense.

Recent Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period)”
This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation—Stock Compensation, to awards with performance conditions that affect vesting.
The guidance in this ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. This update may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. BancShares will adopt the standard effective the first quarter of 2016. Since BancShares does not currently have any share-based stock compensation plans, adoption of Topic 718 is not projected to have an impact on BancShares' consolidated financial position or consolidated results of operations.

FASB ASU 2014-11, “Transfers and Servicing (Topic 860)”
This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.
The accounting changes in this ASU are effective for fiscal years beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale is effective for the fiscal period beginning after December 15, 2014, the disclosure for transactions accounted for as secured borrowings is required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. We will adopt the guidance effective in the first quarter of 2015, and we do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.
FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.
The guidance in this ASU is effective for fiscal periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2017.
FASB ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”
This ASU limits presentation of discontinued operations and disclosure of disposals to disposals representing a strategic shift in operations in which the strategic shifts should have a major effect on the organization's operations and financial results. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.
The new standard is effective in the first quarter of 2015 for public companies with a calendar year end. We will adopt the standard effective in the first quarter of 2015, and we do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.
FASB ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)”
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

The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. BancShares will adopt the guidance effective in the first quarter of 2015, and is currently evaluating the impact of the new standard on the financial statement disclosures. BancShares does not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.

FASB ASU 2014-01 "Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects”
This ASU permits an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).
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
BancShares is currently evaluating the impact of the new standard and is targeting a December 31, 2014, adoption and implementation for qualifying affordable housing project investments.
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
The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. BancShares adopted the guidance effective in the first quarter of 2014. The initial adoption had no effect on our consolidated financial position or consolidated results of operations.
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

NOTE B - BUSINESS COMBINATIONS

Merger Agreement with First Citizens Bancorporation, Inc.

On June 10, 2014, BancShares and First Citizens Bancorporation, Inc. (Bancorporation) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, Bancorporation will merge with and into BancShares, whereupon the separate corporate existence of Bancorporation will cease and BancShares will continue (the Merger). The Merger is expected to be completed during the fourth quarter of 2014. Sometime thereafter, First Citizens Bank and Trust Company, Inc. (FCB-SC), a wholly-owned subsidiary of Bancorporation, will merge with and into FCB, whereupon the separate corporate existence of FCB-SC will cease and FCB will continue.

Under the terms of the Merger Agreement, each share of Bancorporation common stock will be converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elects for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock.

Consummation of the Merger is subject to customary conditions, including, among others, approval of the shareholders of each company and receipt of regulatory approvals.

The Merger Agreement includes certain termination rights for both BancShares and Bancorporation and under specified circumstances Bancorporation may be required to pay BancShares a termination fee equal to $6.5 million, $10.0 million or $22.6 million, depending on the circumstances of the termination.

1st Financial Services Corporation Merger

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company (Mountain 1st). The merger allowed FCB to expand its presence in Western North Carolina. Mountain 1st had twelve branches located in Asheville, Brevard, Columbus, Etowah, Fletcher, Forest City, Hendersonville, Hickory, Marion, Shelby and Waynesville. FCB requested and received approval from the North Carolina Commissioner of Banks and the FDIC to close seven Mountain 1st branches due to their proximity to legacy FCB branches. The branches in Asheville, Brevard, Fletcher, Forest City, Hendersonville, Hickory and Marion were closed in May. All customer relationships assigned to those branches were transferred to the nearest FCB branch.

FCB paid $10.0 million to acquire 1st Financial, including payments of $8.0 million to the U.S. Treasury to acquire and subsequently retire 1st Financial's Troubled Asset Relief Program (TARP) obligation and $2.0 million paid to the shareholders of 1st Financial. As a result of the merger, FCB recorded $24.5 million in goodwill and $3.8 million in core deposit intangibles.

The 1st Financial transaction was accounted for under the acquisition method of accounting, and the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their estimated fair values as of the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During the second quarter of 2014, no adjustments were deemed necessary.

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

Merger costs related to the 1st Financial transaction are estimated to be between $5.5 million and $6.0 million. Loan related interest income generated from 1st Financial was approximately $4.2 million for the second quarter of 2014 and $8.6 million for the year to date.

All loans acquired with the 1st Financial transaction are accounted for under the expected cash flow method (ASC 310-30).

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

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,623,564	$2,084	$18	$1,625,630
Government agency	1,281,724	2,020	178	1,283,566
Mortgage-backed securities	2,605,333	8,251	17,298	2,596,286
Equity securities	543	31,955	—	32,498
Municipal securities	185	1	—	186
Total investment securities available for sale	$5,511,349	$44,311	$17,494	$5,538,166

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$373,223	$259	$45	$373,437
Government agency	2,543,223	1,798	792	2,544,229
Mortgage-backed securities	2,486,297	4,526	43,950	2,446,873
Equity securities	543	21,604	—	22,147
Municipal securities	186	1	—	187
Other	863	—	33	830
Total investment securities available for sale	$5,404,335	$28,188	$44,820	$5,387,703

	June 30, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$693	$36	$—	$729

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$907	$67	$—	$974

A single subordinated debt security, previously classified within other, was called during the second quarter of 2014.

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances. Equity securities do not have a stated maturity date.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$683,598	$684,265	$839,956	$840,883
One through five years	2,221,875	2,225,117	2,077,539	2,077,800
Mortgage-backed securities	2,605,333	2,596,286	2,486,297	2,446,873
Equity securities	543	32,498	543	22,147
Total investment securities available for sale	$5,511,349	$5,538,166	$5,404,335	$5,387,703
Investment securities held to maturity
Mortgage-backed securities held to maturity	$693	$729	$907	$974
There were no realized securities gains (losses) during any period presented.

The following table provides information regarding securities with unrealized losses as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$135,712	$18	$—	$—	$135,712	$18
Government agency	242,563	178	—	—	242,563	178
Mortgage-backed securities	728,997	2,163	1,109,829	15,135	1,838,826	17,298
Total	$1,107,272	$2,359	$1,109,829	$15,135	$2,217,101	$17,494

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$102,105	$45	$—	$—	$102,105	$45
Government agency	780,552	761	29,969	31	810,521	792
Mortgage-backed securities	2,221,213	42,876	26,861	1,074	2,248,074	43,950
Other	830	33	—	—	830	33
Total	$3,104,700	$43,715	$56,830	$1,105	$3,161,530	$44,820
Investment securities with an aggregate fair value of $1.11 billion and $56.8 million have had continuous unrealized losses for more than 12 months as of June 30, 2014 and December 31, 2013, with an aggregate unrealized loss of $15.1 million and $1.1 million, respectively. As of June 30, 2014, all 104 of these investments are U.S. government agency and government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of June 30, 2014 or December 31, 2013 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2.85 billion at June 30, 2014 and $2.75 billion at December 31, 2013 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

NOTE D - LOANS AND LEASES

BancShares reports acquired and originated loan portfolios separately, and each portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics.
Commercial – Commercial loans include construction and land development, mortgage, other commercial real estate, commercial and industrial, lease financing and other.

Construction and land development – Construction and land development consists of loans to finance land for development, investment, and use in a commercial business enterprise, multifamily apartments and other commercial building that may be owner-occupied or income generating investments for the owner.

Commercial mortgage – Commercial mortgage consists of loans to purchase or refinance owner-occupied nonresidential and investment properties. Investment properties include office buildings and other facilities that are rented or leased to unrelated parties.

Other commercial real estate – Other commercial real estate consists of loans secured by farmland (including farm residential and other improvements) and multifamily (5 or more) residential properties.

Commercial and industrial – Commercial and industrial loans consists of lines of credit to finance corporate credit cards, accounts receivable, inventory and other general business purposes.

Lease financing – Lease financing consists solely of lease financing agreements.

Other – Other loans consists of all other commercial loans not classified in one of the preceding classes. These typically include loans to non-profit organizations such as churches, hospitals, educational and charitable organizations.

Noncommercial – Noncommercial loans consist of residential and revolving mortgage, construction and land development, and consumer.

Residential mortgage – Residential real estate consists of loans to purchase, construct or refinance the borrower's primary dwelling, second residence or vacation home.

Revolving mortgage – Revolving mortgage consists of home equity lines of credit that are secured by first or second liens on the borrower's primary residence.

Construction and land development – Construction and land development consists of loans to construct the borrower's primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date.

Consumer – Consumer loans consist of installment loans to finance purchases of vehicles, unsecured home improvements and revolving lines of credit that can be secured or unsecured, including personal credit cards.

Loans and leases outstanding include the following at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Acquired loans
Commercial:
Construction and land development	$80,827	$78,915
Commercial mortgage	637,481	642,891
Other commercial real estate	34,688	41,381
Commercial and industrial	33,851	17,254
Other	1,270	866
Total commercial loans	788,117	781,307
Noncommercial:
Residential mortgage	270,688	213,851
Revolving mortgage	20,129	30,834
Construction and land development	28,759	2,583
Consumer	2,240	851
Total noncommercial loans	321,816	248,119
Total acquired loans	1,109,933	1,029,426
Originated loans and leases:
Commercial:
Construction and land development	342,021	319,847
Commercial mortgage	6,367,096	6,362,490
Other commercial real estate	178,899	178,754
Commercial and industrial	1,292,213	1,081,158
Lease financing	413,422	381,763
Other	131,051	175,336
Total commercial loans	8,724,702	8,499,348
Noncommercial:
Residential mortgage	1,071,089	982,421
Revolving mortgage	2,122,675	2,113,285
Construction and land development	119,420	122,792
Consumer	377,137	386,452
Total noncommercial loans	3,690,321	3,604,950
Total originated loans and leases	12,415,023	12,104,298
Total loans and leases	$13,524,956	$13,133,724

At June 30, 2014, $816.3 million in acquired loans were covered under loss share agreements, compared to $1.03 billion at December 31, 2013. The remaining acquired loans as of June 30, 2014 are primarily from the 1st Financial merger. The loss share protection will expire for non-single family residential loans acquired from Temecula Valley Bank (TVB) and Venture Bank (VB) during the third quarter of 2014. The acquired loan balance at June 30, 2014 for the expiring agreements from TVB and VB is $195.4 million and $73.3 million, respectively.

At June 30, 2014, $2.65 billion in originated loans were pledged to secure debt obligations, compared to $2.56 billion at December 31, 2013.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of originated, ungraded loans at June 30, 2014 and December 31, 2013 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage loans and other commercial real estate loans. As of December 31, 2013, ungraded loans also included tobacco buyout loans classified as commercial and industrial loans. Final payment from the Commodity Credit Corporation was received during January 2014 for tobacco buyout loans held by FCB. As of June 30, 2014, ungraded also includes $94.7 million of loans resulting from the 1st Financial merger.

Originated loans and leases outstanding at June 30, 2014 and December 31, 2013 by credit quality indicator are provided below:

	June 30, 2014
(Dollars in thousands)	Originated commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
Pass	$330,946	$6,102,219	$175,413	$1,178,124	$405,495	$130,997	$8,323,194
Special mention	7,901	121,824	1,370	25,606	4,324	8	161,033
Substandard	3,174	138,451	1,966	6,474	3,122	46	153,233
Doubtful	—	3,296	—	460	481	—	4,237
Ungraded	—	1,306	150	81,549	—	—	83,005
Total	$342,021	$6,367,096	$178,899	$1,292,213	$413,422	$131,051	$8,724,702

	December 31, 2013
	Originated commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
Pass	$308,231	$6,094,505	$174,913	$964,840	$375,371	$174,314	$8,092,174
Special mention	8,620	119,515	1,362	14,686	2,160	982	147,325
Substandard	2,944	141,913	2,216	6,352	3,491	40	156,956
Doubtful	52	5,159	75	144	592	—	6,022
Ungraded	—	1,398	188	95,136	149	—	96,871
Total	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$8,499,348

	June 30, 2014
	Originated noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
Current	$1,047,270	$2,107,889	$118,078	$373,579	$3,646,816
30-59 days past due	11,219	7,690	949	1,949	21,807
60-89 days past due	4,693	2,434	229	843	8,199
90 days or greater past due	7,907	4,662	164	766	13,499
Total	$1,071,089	$2,122,675	$119,420	$377,137	$3,690,321

	December 31, 2013
	Originated noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
Current	$955,300	$2,095,480	$121,026	$382,710	$3,554,516
30-59 days past due	12,885	10,977	1,193	2,114	27,169
60-89 days past due	4,658	2,378	317	955	8,308
90 days or greater past due	9,578	4,450	256	673	14,957
Total	$982,421	$2,113,285	$122,792	$386,452	$3,604,950

Acquired loans and leases outstanding at June 30, 2014 and December 31, 2013 by credit quality indicator are provided below:

	June 30, 2014
(Dollars in thousands)	Acquired loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
Pass	$14,193	$349,009	$11,422	$26,313	$138,836	$15,238	$112	$1,469	$556,592
Special mention	10,957	106,582	16,014	3,869	5,543	2,375	—	—	145,340
Substandard	49,746	148,880	7,252	3,221	44,396	1,696	1,237	2	256,430
Doubtful	2,214	32,503	—	431	1,401	612	295	—	37,456
Ungraded	3,717	507	—	17	80,512	208	27,115	2,039	114,115
Total	$80,827	$637,481	$34,688	$33,851	$270,688	$20,129	$28,759	$3,510	$1,109,933

	December 31, 2013
	Acquired loans
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
Pass	$2,619	$296,824	$22,225	$8,021	$135,326	$26,322	$149	$1,345	$492,831
Special mention	15,530	125,295	3,431	2,585	6,301	2,608	—	—	155,750
Substandard	52,228	179,657	7,012	5,225	52,774	1,013	2,139	—	300,048
Doubtful	7,436	40,471	8,713	1,257	2,058	891	295	—	61,121
Ungraded	1,102	644	—	166	17,392	—	—	372	19,676
Total	$78,915	$642,891	$41,381	$17,254	$213,851	$30,834	$2,583	$1,717	$1,029,426

The aging of the outstanding loans and leases, by class, at June 30, 2014 and December 31, 2013 (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below.

The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Originated loans and leases:
Construction and land development - commercial	$657	$40	$462	$1,159	$340,862	$342,021
Commercial mortgage	11,755	3,089	10,501	25,345	6,341,751	6,367,096
Other commercial real estate	149	—	52	201	178,698	178,899
Commercial and industrial	5,459	805	593	6,857	1,285,356	1,292,213
Lease financing	1,110	8	97	1,215	412,207	413,422
Other	343	—	—	343	130,708	131,051
Residential mortgage	11,219	4,693	7,907	23,819	1,047,270	1,071,089
Revolving mortgage	7,690	2,434	4,662	14,786	2,107,889	2,122,675
Construction and land development - noncommercial	949	229	164	1,342	118,078	119,420
Consumer	1,949	843	766	3,558	373,579	377,137
Total originated loans and leases	$41,280	$12,141	$25,204	$78,625	$12,336,398	$12,415,023

	December 31, 2013
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Originated loans and leases:
Construction and land development - commercial	$1,603	$9	$457	$2,069	$317,778	$319,847
Commercial mortgage	11,131	3,601	14,407	29,139	6,333,351	6,362,490
Other commercial real estate	139	210	470	819	177,935	178,754
Commercial and industrial	3,336	682	436	4,454	1,076,704	1,081,158
Lease financing	789	1,341	101	2,231	379,532	381,763
Other	—	85	—	85	175,251	175,336
Residential mortgage	12,885	4,658	9,578	27,121	955,300	982,421
Revolving mortgage	10,977	2,378	4,450	17,805	2,095,480	2,113,285
Construction and land development - noncommercial	1,193	317	256	1,766	121,026	122,792
Consumer	2,114	955	673	3,742	382,710	386,452
Total originated loans and leases	$44,167	$14,236	$30,828	$89,231	$12,015,067	$12,104,298

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2014 and December 31, 2013 (excluding acquired loans and leases) are as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Originated loans and leases:
Construction and land development - commercial	$659	$—	$544	$—
Other commercial real estate	1,385	41	1,610	—
Commercial mortgage	28,591	1,802	33,529	1,113
Commercial and industrial	1,367	502	1,428	294
Lease financing	624	5	832	—
Residential mortgage	13,836	1,930	14,701	1,998
Revolving mortgage	—	4,662	—	4,450
Construction and land development - noncommercial	—	164	457	256
Consumer	23	766	69	673
Total originated loans and leases	$46,485	$9,872	$53,170	$8,784
Acquired Loans
The following table provides changes in the recorded investment of acquired loans during the six months ended June 30, 2014 and June 30, 2013:

(Dollars in thousands)	2014	2013
Balance at January 1	$1,029,426	$1,809,235
Fair value of acquired loans	316,327	—
Accretion	60,660	131,909
Payments received and other changes, net	(296,480)	(497,808)
Balance at June 30	$1,109,933	$1,443,336
Outstanding principal balance at June 30	$1,888,475	$2,456,347

The recorded investment of acquired loans on the cost recovery method was $54.0 million at June 30, 2014 and $28.5 million at December 31, 2013. This increase is primarily driven by one large acquired loan relationship that was moved to cost recovery during the first quarter. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the timing and amount of ultimate disposition of the asset.

The following table documents changes to the amount of accretable yield for the first six months of 2014 and 2013.

(Dollars in thousands)	2014	2013
Balance at January 1	$439,990	$539,564
Additions	84,295	—
Accretion	(60,660)	(131,909)
Reclassifications from nonaccretable difference	9,992	72,149
Changes in expected cash flows that do not affect nonaccretable difference	(17,126)	42,402
Balance at June 30	$456,491	$522,206

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present the activity in the allowance for originated loan and lease losses by loan class for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Originated Loans
Allowance for loan and lease losses:
Balance at April 1	$12,246	$94,217	$945	$24,021	$4,183	$454	$10,944	$16,408	$1,249	$13,282	$—	$177,949
Provision	(1,135)	(1,961)	(155)	3,033	176	163	(1,557)	1,252	(323)	2,737	—	2,230
Charge-offs	—	(272)	—	(531)	(14)	(5)	(234)	(1,064)	(23)	(2,628)	—	(4,771)
Recoveries	5	145	16	386	20	—	148	201	2	584	—	1,507
Balance at June 30	$11,116	$92,129	$806	$26,909	$4,365	$612	$9,301	$16,797	$905	$13,975	$—	$176,915

	Three months ended June 30, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Balance at April 1	$4,311	$82,119	$1,915	$13,661	$3,543	$1,490	$3,790	$24,499	$1,419	$24,027	$15,772	$176,546
Provision	3,296	(4,976)	(51)	(1,203)	1,775	155	878	907	(244)	1,694	—	2,231
Charge-offs	(1,286)	(213)	(18)	(988)	(92)	—	(450)	(878)	—	(2,569)	—	(6,494)
Recoveries	270	491	26	288	19	3	61	307	23	643	—	2,131
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Balance at June 30	$11,732	$104,842	$1,057	$19,309	$4,992	$360	$9,996	$14,997	$720	$13,777	$—	$181,782

	Six months ended June 30, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Balance at January 1	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$—	$179,874
Provision	750	(8,940)	(229)	5,009	(348)	435	(948)	2,605	254	4,012	—	2,600
Charge-offs	—	(440)	—	(1,027)	(72)	(13)	(418)	(2,324)	(94)	(4,805)	—	(9,193)
Recoveries	31	1,252	26	565	36	—	156	277	64	1,227	—	3,634
Balance at June 30	$11,116	$92,129	$806	$26,909	$4,365	$612	$9,301	$16,797	$905	$13,975	$—	$176,915

	Six months ended June 30, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Balance at January 1	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Provision	1,462	(2,438)	(151)	(703)	1,797	476	1,611	2,338	(357)	2,290	(78)	6,247
Charge-offs	(1,540)	(869)	(72)	(2,246)	(92)	(6)	(1,268)	(3,066)	(245)	(5,157)	—	(14,561)
Recoveries	638	499	36	657	19	3	100	378	79	1,273	—	3,682
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Balance at June 30	$11,732	$104,842	$1,057	$19,309	$4,992	$360	$9,996	$14,997	$720	$13,777	$—	$181,782
(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15.8 million previously designated as 'non-specific' to other loan classes and the absorption of $7.4 million of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL.

The provision for construction and land development - commercial was a credit of $1.1 million for the quarter ended June 30, 2014 compared to expense of $3.3 million for the same period in the prior year. Provision expense for the six month periods ended June 30, 2014 and June 30, 2013 was $0.8 million and $1.5 million, respectively. The decrease in provision expense for both comparative periods is due to improvements in credit risk rating and lower credit default trends.

The commercial mortgage loan class had a net credit provision of $2.0 million and $8.9 million for the three and six months ended June 30, 2014, respectively. The net credit provision for the three and six months ended June 30, 2013 was $5.0 million and $2.4 million, respectively. The net credit provision for all periods was primarily the result of improvements in the credit risk rating mix and lower credit default trends within this loan class.

The provision for commercial and industrial loans totaled $3.0 million and $5.0 million for the three and six months ended June 30, 2014, respectively. The 2014 provision expense was a result of increased loans during the respective periods. Conversely, the three and six months ended June 30, 2013 credit provisions of $1.2 million and $0.7 million, respectively, resulted from a decline in the outstanding loan balances.

The residential mortgage loan class had a net credit provision of $1.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively. Provision expense for the three and six months ended June 30, 2013 was $0.9 million and $1.6 million. The decrease in provision expense can be attributed to a decline in past due residential mortgage loans.

The following tables present the allowance for originated loan losses and the recorded investment in originated loans, by loan class, based on impairment method as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$155	$7,704	$179	$1,425	$297	$—	$1,613	$1,024	$201	$653	$13,251
ALLL for loans and leases collectively evaluated for impairment	10,961	84,425	627	25,484	4,068	612	7,688	15,773	704	13,322	163,664
Total allowance for loan and lease losses	$11,116	$92,129	$806	$26,909	$4,365	$612	$9,301	$16,797	$905	$13,975	$176,915

Loans and leases:
Loans and leases individually evaluated for impairment	$2,573	$87,046	$1,962	$10,811	$376	$46	$15,448	$3,754	$1,934	$937	$124,887
Loans and leases collectively evaluated for impairment	339,448	6,280,050	176,937	1,281,402	413,046	131,005	1,055,641	2,118,921	117,486	376,200	12,290,136
Total loan and leases	$342,021	$6,367,096	$178,899	$1,292,213	$413,422	$131,051	$1,071,089	$2,122,675	$119,420	$377,137	$12,415,023

	December 31, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$103	$6,873	$209	$771	$54	$—	$1,586	$372	$72	$121	$10,161
ALLL for loans and leases collectively evaluated for impairment	10,232	93,384	800	21,591	4,695	190	8,925	15,867	609	13,420	169,713
Total allowance for loan and lease losses	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874

Loans and leases:
Loans and leases individually evaluated for impairment	$2,272	$97,111	$1,878	$9,300	$188	$—	$15,539	$3,596	$1,108	$1,154	$132,146
Loans and leases collectively evaluated for impairment	317,575	6,265,379	176,876	1,071,858	381,575	175,336	966,882	2,109,689	121,684	385,298	11,972,152
Total loan and leases	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$982,421	$2,113,285	$122,792	$386,452	$12,104,298

The total reserves for individually impaired loans increased during the second quarter of 2014 due to enhancements in the TDR impairment calculation. TDR impairment evaluation, for performing TDRs, has historically been calculated on pools of homogeneous loan groups, as determined by loan type with similar risk characteristics and performance trends, using a discounted cash flow analysis. Management enhanced this process during the second quarter to include individual loan level impairment analysis for performing TDRs which resulted in higher impairment estimates for some TDR loans.

The following tables show the activity in the allowance for acquired loan and lease losses by loan class for the three and six months ended June 30, 2014 and June 30, 2013.

	Three months ended June 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Acquired Loans
Allowance for loan and lease losses:
Balance at April 1	$4,476	$23,003	$1,204	$2,256	$9,764	$3,493	$583	$214	$44,993
Provision	(77)	(1,185)	(797)	(1,729)	(2,176)	(3,031)	(583)	49	(9,529)
Charge-offs	(596)	(4,503)	—	(152)	(495)	(381)	—	(6)	(6,133)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$3,803	$17,315	$407	$375	$7,093	$81	$—	$257	$29,331

	Three months ended June 30, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at April 1	$13,306	$38,293	$5,172	$11,876	$17,603	$7,135	$2,756	$332	$96,473
Provision	(5,091)	(2,522)	(576)	(4,936)	55	(869)	(1,524)	(10)	(15,473)
Charge-offs	(626)	(2,183)	—	(1,004)	(386)	(235)	—	(32)	(4,466)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$7,589	$33,588	$4,596	$5,936	$17,272	$6,031	$1,232	$290	$76,534

	Six months ended June 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520
Provision	3,278	(4,571)	(947)	(2,065)	(4,476)	(2,397)	(682)	58	(11,802)
Charge-offs	(795)	(8,020)	—	(2,835)	(233)	(481)	—	(23)	(12,387)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$3,803	$17,315	$407	$375	$7,093	$81	$—	$257	$29,331

	Six months ended June 30, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$31,186	$50,275	$11,234	$8,897	$19,837	$9,754	$8,287	$502	$139,972
Provision	(18,238)	(4,606)	(5,707)	(704)	(1,450)	(3,373)	(3,837)	(180)	(38,095)
Charge-offs	(5,359)	(12,081)	(931)	(2,257)	(1,115)	(350)	(3,218)	(32)	(25,343)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$7,589	$33,588	$4,596	$5,936	$17,272	$6,031	$1,232	$290	$76,534

The following tables show the ending balances of acquired loans and leases and related allowance by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$3,803	$17,315	$407	$375	$7,093	$81	$—	$257	$29,331

Loans and leases acquired with deteriorated credit quality	80,827	637,481	34,688	33,851	270,688	20,129	28,759	3,510	1,109,933

	December 31, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520

Loans and leases acquired with deteriorated credit quality	78,915	642,891	41,381	17,254	213,851	30,834	2,583	1,717	1,029,426

As of June 30, 2014 and December 31, 2013, $454.8 million and $459.9 million, respectively, in acquired loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on originated loans and leases that are individually evaluated for impairment as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Impaired originated loans and leases
Construction and land development - commercial	$1,305	$1,268	$2,573	$3,539	$155
Commercial mortgage	58,223	28,823	87,046	92,164	7,704
Other commercial real estate	741	1,221	1,962	2,361	179
Commercial and industrial	8,371	2,440	10,811	11,939	1,425
Lease financing	376	—	376	376	297
Other	—	46	46	46	—
Residential mortgage	10,016	5,432	15,448	15,903	1,613
Revolving mortgage	3,537	217	3,754	4,801	1,024
Construction and land development - noncommercial	1,934	—	1,934	1,934	201
Consumer	936	1	937	968	653
Total impaired originated loans and leases	$85,439	$39,448	$124,887	$134,031	$13,251

	December 31, 2013
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Impaired originated loans and leases
Construction and land development - commercial	$1,025	$1,247	$2,272	$7,306	$103
Commercial mortgage	57,819	39,292	97,111	103,522	6,873
Other commercial real estate	783	1,095	1,878	2,279	209
Commercial and industrial	7,197	2,103	9,300	10,393	771
Lease financing	133	55	188	188	54
Residential mortgage	11,534	4,005	15,539	15,939	1,586
Revolving mortgage	3,382	214	3,596	3,596	372
Construction and land development - noncommercial	651	457	1,108	1,108	72
Consumer	1,154	—	1,154	1,154	121
Total impaired originated loans and leases	$83,678	$48,468	$132,146	$145,485	$10,161

The following tables show the average impaired originated loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30, 2014		Three months ended June 30, 2013
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Impaired originated loans and leases:
Construction and land development - commercial	$2,592	$28	$8,541	$101
Commercial mortgage	87,687	799	102,356	1,413
Other commercial real estate	1,981	7	2,647	37
Commercial and industrial	11,208	113	10,298	139
Lease financing	384	4	531	9
Other	48	1	—	—
Residential mortgage	15,592	107	13,855	184
Revolving mortgage	3,779	29	6,976	47
Construction and land development - noncommercial	2,061	26	913	13
Consumer	986	17	1,587	25
Average impaired originated loans and leases	$126,318	$1,131	$147,704	$1,968

	Six months ended June 30, 2014		Six months ended June 30, 2013
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Impaired originated loans and leases:
Construction and land development - commercial	$1,413	$31	$8,899	$213
Commercial mortgage	84,359	1,716	103,032	2,838
Other commercial real estate	2,731	60	3,028	82
Commercial and industrial	15,690	353	14,465	406
Lease financing	732	21	408	14
Other	24	1	—	—
Residential mortgage	15,824	284	15,003	412
Revolving mortgage	4,262	76	6,390	72
Construction and land development - noncommercial	1,946	50	783	25
Consumer	2,058	51	1,611	29
Average impaired originated loans and leases	$129,039	$2,643	$153,619	$4,091

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

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$5,946	$2,248	$8,194	$21,032	$1,002	$22,034
Commercial mortgage	99,843	32,019	131,862	113,323	23,387	136,710
Other commercial real estate	3,203	1,277	4,480	3,470	1,150	4,620
Commercial and industrial	10,935	818	11,753	9,838	1,142	10,980
Lease	233	144	377	49	—	49
Other	46	—	46	—	—	—
Total commercial TDRs	120,206	36,506	156,712	147,712	26,681	174,393
Noncommercial
Residential	29,598	2,919	32,517	23,343	3,663	27,006
Revolving mortgage	3,821	—	3,821	3,095	—	3,095
Construction and land development - noncommercial	1,934	—	1,934	651	457	1,108
Consumer and other	937	—	937	1,154	—	1,154
Total noncommercial TDRs	36,290	2,919	39,209	28,243	4,120	32,363
Total TDRs	$156,496	$39,425	$195,921	$175,955	$30,801	$206,756

The following table shows the accrual status of acquired and originated TDRs.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Accruing TDRs:
Acquired	$62,592	$90,829
Originated	93,904	85,126
Total accruing TDRs	156,496	175,955
Nonaccruing TDRs:
Acquired	17,861	11,479
Originated	21,564	19,322
Total nonaccruing TDRs	39,425	30,801
All TDRs:
Acquired	80,453	102,308
Originated	115,468	104,448
Total TDRs	$195,921	$206,756

All TDRs are impaired loans. TDRs are, therefore, evaluated for impairment on a quarterly basis or more frequently as needed. The impairment evaluations for performing TDRs has historically been performed by pools of homogeneous loan groups, as determined by loan type with similar risk characteristics and performance trends, using a discounted cash flow analysis. Management enhanced this process during the second quarter to include individual loan level impairment analyses for all performing TDRs.

Impairment is evaluated using one of three approved valuation methodologies: discounted cash flows, market prices or collateral values. Based on the accrual status and credit grade, management determines the most appropriate method to reasonably assess expectations for recovery of the investment. Expected cash flows are discounted at the loan’s original effective interest rate. Specific valuation allowances are established for discounted cash flows or partial charge-offs and are recorded for TDRs in the amount equal to the calculated impairment.

The majority of TDRs are included in the special mention, substandard or doubtful grading categories. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded.

The following tables provide the types of TDRs made during the three and six months ended June 30, 2014 and June 30, 2013 for originated loans, as well as a summary of originated loans that were modified as a TDR during the 12 months ended June 30, 2014 and June 30, 2013 that subsequently defaulted during the three and six months ended June 30, 2014 and June 30, 2013. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2014				Three months ended June 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Originated loans
Interest only period provided
Commercial mortgage	2	$720	1	$494	1	$71	—	$—
Other commercial real estate	—	—	—	—	1	100	—	—
Other	1	46	—	—	—	—	—	—
Total interest only	3	766	1	494	2	171	—	—

Loan term extension
Construction and land development - commercial	2	191	—	—	—	—	—	—
Commercial mortgage	—	—	—	—	1	242	1	223
Commercial and industrial	4	2,069	—	—	—	—	1	22
Residential mortgage	6	260	—	—	—	—	1	106
Consumer	1	10	—	—	1	46	—	—
Total loan term extension	13	2,530	—	—	2	288	3	351

Below market interest rate
Commercial mortgage	3	1,991	5	1,563	7	2,035	—	—
Commercial and industrial	—	—	—	—	3	831	—	—
Other commercial real estate	1	365	—	—	3	753	—	—
Residential mortgage	10	427	—	—	6	885	1	99
Revolving mortgage	—	—	—	—	1	99	—	—
Construction and land development - noncommercial	—	—	—	—	2	521	—	—
Total below market interest rate	14	2,783	5	1,563	22	5,124	1	99

Discharged from bankruptcy
Residential mortgage	1	13	—	—	2	87	—	—
Revolving mortgage	2	39	—	—	9	727	—	—
Consumer	2	8	—	—	—	—	—	—
Total discharged from bankruptcy	5	60	—	—	11	814	—	—

Total originated restructurings	35	$6,139	6	$2,057	37	$6,397	4	$450

	Six months ended June 30, 2014				Six months ended June 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Originated loans
Interest only period provided
Commercial mortgage	6	$2,600	2	$708	8	$3,406	—	$—
Commercial and industrial	1	196	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	1	100	—	—
Residential mortgage	—	—	—	—	1	630	—	—
Lease financing	2	144	—	—	—	—	—	—
Other	1	46	—	—	—	—	—	—
Total interest only	10	2,986	2	708	10	4,136	—	—

Loan term extension
Construction and land development - commercial	2	191	—	—	—	—	—	—
Commercial mortgage	5	2,584	—	—	5	1,972	1	223
Commercial and industrial	4	2,069	—	—	1	229	1	22
Lease financing	2	224	—	—	—	—	—	—
Residential mortgage	11	593	—	—	3	51	1	106
Consumer	3	44	—	—	1	46	—	—
Total loan term extension	27	5,705	—	—	10	2,298	3	351

Below market interest rate
Construction and land development - commercial	10	363	—	—	1	224	—	—
Commercial mortgage	15	6,591	6	2,011	12	5,819	—	—
Commercial and industrial	6	143	—	—	4	846	—	—
Other commercial real estate	1	365	—	—	3	753	—	—
Residential mortgage	18	820	1	140	14	1,579	1	99
Revolving mortgage	5	274	—	—	1	99	—	—
Construction & land development - noncommercial	8	1,248	—	—	2	521	—	—
Consumer	—	—	—	—	3	235	—	—
Total below market interest rate	63	9,804	7	2,151	40	10,076	1	99

Discharged from bankruptcy
Commercial mortgage	1	983	—	—	—	—	—	—
Residential mortgage	8	649	2	85	3	352	—	—
Revolving mortgage	7	442	—	—	30	2,383	3	93
Construction & land development - noncommercial	1	62	—	—	—	—	—	—
Consumer	3	26	—	—	—	—	—	—
Total discharged from bankruptcy	20	2,162	2	85	33	2,735	3	93

Total originated restructurings	120	$20,657	11	$2,944	93	$19,245	7	$543

The following tables provide the types of TDRs made during the three and six months ended June 30, 2014 and June 30, 2013 for acquired loans, as well as a summary of acquired loans that were modified as a TDR during the 12 months ended June 30, 2014 and June 30, 2013 that subsequently defaulted during the three and six months ended June 30, 2014 and June 30, 2013. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2014				Three months ended June 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Acquired loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	—	$—	1	$104
Commercial mortgage	—	—	—	—	—	—	1	1,699
Residential mortgage	—	—	—	—	1	134	—	—
Total interest only	—	—	—	—	1	134	2	1,803

Loan term extension
Residential mortgage	1	53	1	53	—	—	—	—
Total loan term extension	1	53	1	53	—	—	—	—

Below market interest rate
Construction and land development - commercial	1	273	—	—	—	—	—	—
Commercial mortgage	5	1,811	—	—	1	813	—	—
Commercial and industrial	1	23	—	—	—	—	—	—
Residential mortgage	23	2,963	1	23	2	997	1	224
Total below market interest rate	30	5,070	1	23	3	1,810	1	224

Discharged from bankruptcy
Residential mortgage	26	1,828	2	94	—	—	—	—
Total discharged from bankruptcy	26	1,828	2	94	—	—	—	—

Total acquired restructurings	57	$6,951	4	$170	4	$1,944	3	$2,027

	Six months ended June 30, 2014				Six months ended June 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Acquired loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	—	$—	1	$104
Commercial mortgage	2	—	2	44	1	290	2	1,989
Residential mortgage	—	—	—	—	2	177	—	—
Total interest only	2	—	2	44	3	467	3	2,093

Loan term extension
Construction and land development - commercial	1	276	—	—	—	—	—	—
Residential mortgage	1	53	1	53	1	199	—	—
Total loan term extension	2	329	1	53	1	199	—	—

Below market interest rate
Construction and land development - commercial	2	308	—	—	4	3,331	—	—
Commercial mortgage	9	5,060	1	39	5	11,871	3	3,145
Commercial and industrial	1	23	—	—	2	435	—	—
Residential mortgage	25	3,066	2	23	7	2,484	3	931
Total below market interest rate	37	8,457	3	62	18	18,121	6	4,076

Discharged from bankruptcy
Residential mortgage	26	1,828	2	94	—	—	—	—
Total discharged from bankruptcy	26	1,828	2	94	—	—	—	—

Total acquired restructurings	67	$10,614	8	$253	22	$18,787	9	$6,169

For the three and six months ended June 30, 2014 and June 30, 2013, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the six months ended June 30, 2014 and June 30, 2013.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2012	$102,577	$43,513	$146,090
Additions	41,315	16,615	57,930
Sales	(53,676)	(21,026)	(74,702)
Writedowns	(5,383)	(2,160)	(7,543)
Balance at June 30, 2013	$84,833	$36,942	$121,775
Balance at December 31, 2013	$47,081	$36,898	$83,979
Additions [1]	16,186	20,485	36,671
Sales	(18,522)	(19,150)	(37,672)
Writedowns	(4,609)	(3,082)	(7,691)
Balance at June 30, 2014	$40,136	$35,151	$75,287
1 Noncovered additions include $11.6 million from the 1st Financial merger.

NOTE G - FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the three-month and six-month periods ended June 30, 2014 and June 30, 2013.

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$74,784	$195,942	$93,397	$270,192
Amortization	(12,922)	(19,069)	(30,667)	(45,181)
Cash payments to (from) FDIC	859	(4,015)	4,350	(46,534)
Post-acquisition adjustments	(12,762)	(14,845)	(17,121)	(20,464)
Ending balance	$49,959	$158,013	$49,959	$158,013
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. See Note J for information related to FCB's recorded payable to the FDIC for loss share agreements.

Cash payments to (from) FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of some or all previously recorded provision for loan and lease losses, a decrease in the related allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Two of the loss share agreements expire during the third quarter of 2014, and two expire during the first quarter of 2015.

NOTE H - ESTIMATED FAIR VALUES

Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Where there is no active market for a financial instrument, BancShares has made estimates using discounted cash flows or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts BancShares could realize in a current market exchange.

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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. U.S.Treasury, government agency, mortgage-backed securities and municipal securities are generally measured at fair value using a third party pricing service and are classified as level 2 instruments. Equity securities are measured at fair value using observable closing prices. Management also considers the amount of market activity by examining the trade volume of each security. Due to the relatively inactive nature of the markets for the existing equity securities at BancShares, the inputs used for these equity securities are considered level 2 inputs.

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

Net loans and leases (acquired and originated). Fair value is estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. An additional valuation adjustment is made for liquidity. The inputs used in the fair value measurements for loans and leases are considered level 3 inputs.

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

Deposits. For non-time deposits, carrying value is a reasonable estimate of fair value. The fair value of time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurement for deposits are considered level 2 inputs.

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

Payable to the FDIC for loss share agreements. The fair value of the payable to the FDIC for loss share agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the loss share agreements. Cash flows are discounted using current discount rates to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurement for the payable to the FDIC are considered level 3 inputs. See Note J for more information on the payable to the FDIC.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2014 and December 31, 2013. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value.

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$566,952	$566,952	$533,599	$533,599
Overnight investments	1,118,474	1,118,474	859,324	859,324
Investment securities available for sale	5,538,166	5,538,166	5,387,703	5,387,703
Investment securities held to maturity	693	729	907	974
Loans held for sale	49,851	50,675	47,271	47,956
Net loans and leases	13,318,710	12,846,888	12,900,330	12,545,537
Receivable from the FDIC for loss share agreements (1)	49,959	22,741	93,397	38,438
Income earned not collected	49,019	49,019	48,390	48,390
Federal Home Loan Bank stock	32,878	32,878	40,819	40,819
Preferred stock and other acquired financial assets	15,462	16,199	33,564	34,786
Deposits	18,556,758	18,113,243	17,874,066	17,898,570
Short-term borrowings	788,540	788,540	511,418	511,418
Long-term obligations	314,529	324,874	510,769	526,037
Payable to the FDIC for loss share agreements	114,281	119,465	109,378	111,941
Accrued interest payable	7,297	7,297	6,737	6,737
Interest rate swap	5,933	5,933	7,220	7,220
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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2014 and December 31, 2013.

	June 30, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,625,630	$—	$1,625,630	$—
Government agency	1,283,566	—	1,283,566	—
Mortgage-backed securities	2,596,286	—	2,596,286	—
Equity securities	32,498	—	32,498	—
Municipal securities	186	—	186	—
Total	$5,538,166	$—	$5,538,166	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$5,933	$—	$5,933	$—

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$373,437	$—	$373,437	$—
Government agency	2,544,229	—	2,544,229	—
Mortgage-backed securities	2,446,873	—	2,446,873	—
Equity securities	22,147	—	22,147	—
Municipal securities	187	—	187	—
Other	830	—	830	—
Total	$5,387,703	$—	$5,387,703	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,220	$—	$7,220	$—

There were no transfers between levels during the six months ended June 30, 2014. A single subordinated debt security, previously classified within other, was called during the second quarter of 2014.

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

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2014 and December 31, 2013.

	June 30, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Loans held for sale	$32,551	$—	$32,551	$—
Originated impaired loans	73,881	—	—	73,881
Other real estate not covered under loss share agreements remeasured during current year	9,101	—	—	9,101
Other real estate covered under loss share agreements remeasured during current year	22,927	—	—	22,927

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Loans held for sale	29,389	—	29,389	—
Originated impaired loans	77,817	—	—	77,817
Other real estate not covered under loss share agreements remeasured during current year	20,526	—	—	20,526
Other real estate covered under loss share agreements remeasured during current year	37,587	—	—	37,587

No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

NOTE I - EMPLOYEE BENEFIT PLANS
Pension expense is a component of employee benefits expense. For the three and six months ended June 30, 2014 and 2013, the components of pension expense are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$2,785	$4,261	$6,166	$8,483
Interest cost	6,251	6,409	12,807	12,304
Expected return on assets	(8,340)	(7,474)	(16,152)	(14,405)
Amortization of prior service cost	52	53	105	105
Amortization of net actuarial loss	1,546	4,241	3,092	8,493
Total pension expense	$2,294	$7,490	$6,018	$14,980
The assumed discount rate for 2014 is 4.90 percent, the expected long-term rate of return on plan assets is 7.50 percent and the assumed rate of salary increases is 4.00 percent. For 2013, the assumed discount rate was 4.00 percent, expected long-term rate of return was 7.25 percent and the assumed rate of salary increases was 4.00 percent.

NOTE J - COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At June 30, 2014, BancShares had unused commitments totaling $6.20 billion, compared to $5.84 billion at December 31, 2013.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At June 30, 2014 and December 31, 2013, BancShares had standby letters of credit amounting to $61.4 million and $54.8 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.3 million and $3.6 million as of June 30, 2014 and December 31, 2013, respectively, for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $50.0 million and $93.4 million as of June 30, 2014 and December 31, 2013, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for four FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of June 30, 2014 and December 31, 2013, the estimated clawback liability was $114.3 million and $109.4 million, respectively.

Following announcement of the proposed merger with Bancorporation, BancShares received a shareholder demand from the City of Providence, Rhode Island, pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”) for access to certain books and records of BancShares. The purported basis for the demand was to investigate potential breaches of fiduciary duty and other wrongdoing by BancShares’ officers and directors in connection with the merger. The City of Providence concurrently filed a putative class action lawsuit in the Delaware Court of Chancery against BancShares and its directors challenging Article X, Section 8 of BancShares’ Bylaws, which requires certain litigation to be brought only in North Carolina courts to the fullest extent permitted by law. The Delaware complaint alleges that the Bylaw violates the DGCL and that adoption of the Bylaw constituted a breach of fiduciary duty by BancShares' directors. While not directly challenging the merger, the complaint contains allegations referencing the merger and seeks a declaration that any stockholder action regarding the merger may be brought in the Delaware Court of Chancery. On July 31, 2014, the City of Providence filed a second litigation in Delaware Court of Chancery challenging the merger and seeking to enjoin the BancShares stockholder vote. Any potential claim for damages is not reasonably calculable at this time. BancShares and its directors have moved to dismiss both complaints.

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

NOTE K - DERIVATIVES

At June 30, 2014, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of June 30, 2014, collateral with a fair value of $7.0 million was pledged to secure the existing obligation under the interest rate swap.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$5,933	$93,500	$7,220

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap has had no impact on net income. For the three months ended June 30, 2014 and 2013, BancShares recognized interest expense of $0.8 million during both periods, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the six months ended June 30, 2014 and 2013, BancShares recognized interest expense of $1.7 million and $1.6 million, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE L - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized gains (losses) on investment securities available for sale, net	$26,817	$10,327	$16,490	$(16,632)	$(6,541)	$(10,091)
Unrealized loss on cash flow hedge	(5,933)	(2,290)	(3,643)	(7,220)	(2,786)	(4,434)
Funded status of defined benefit plan	(14,385)	(5,595)	(8,790)	(17,582)	(6,839)	(10,743)
Total	$6,499	$2,442	$4,057	$(41,434)	$(16,166)	$(25,268)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30, 2014
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(2,835)	$(3,993)	$(9,766)	$(16,594)
Other comprehensive income before reclassifications	19,325	350	—	19,675
Amounts reclassified from accumulated other comprehensive loss	—	—	976	976
Net current period other comprehensive income	19,325	350	976	20,651
Ending balance	$16,490	$(3,643)	$(8,790)	$4,057

	Three months ended June 30, 2013
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$19,606	$(5,799)	$(93,712)	$(79,905)
Other comprehensive (loss) income before reclassifications	(23,723)	840	—	(22,883)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,612	2,612
Net current period other comprehensive (loss) income	(23,723)	840	2,612	(20,271)
Ending balance	$(4,117)	$(4,959)	$(91,100)	$(100,176)

	Six months ended June 30, 2014
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(10,091)	$(4,434)	$(10,743)	$(25,268)
Other comprehensive income before reclassifications	26,581	791	—	27,372
Amounts reclassified from accumulated other comprehensive loss	—	—	1,953	1,953
Net current period other comprehensive income	26,581	791	1,953	29,325
Ending balance	$16,490	$(3,643)	$(8,790)	$4,057

	Six months ended June 30, 2013
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$20,517	$(6,292)	$(96,331)	$(82,106)
Other comprehensive (loss) income before reclassifications	(24,634)	1,333	—	(23,301)
Amounts reclassified from accumulated other comprehensive loss	—	—	5,231	5,231
Net current period other comprehensive (loss) income	(24,634)	1,333	5,231	(18,070)
Ending balance	$(4,117)	$(4,959)	$(91,100)	$(100,176)
1 All amounts are net of tax.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30, 2014
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(1,546)	Employee benefits
	(1,598)	Income before income taxes
	622	Provision for income taxes
	$(976)	Net income
Total reclassifications for the period	$(976)

	Three months ended June 30, 2013
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(4,241)	Employee benefits
	(4,294)	Income before income taxes
	1,682	Provision for income taxes
	$(2,612)	Net income
Total reclassifications for the period	$(2,612)

	Six months ended June 30, 2014
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial losses	(3,092)	Employee benefits
	(3,197)	Income before income taxes
	1,244	Provision for income taxes
	$(1,953)	Net income
Total reclassifications for the period	$(1,953)

	Six months ended June 30, 2013
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial losses	(8,493)	Employee benefits
	(8,598)	Income before income taxes
	3,367	Provision for income taxes
	$(5,231)	Net income
Total reclassifications for the period	$(5,231)

NOTE M - SUBSEQUENT EVENTS

During July, BancShares purchased $25.0 million of FCB/SC Capital Trust II's outstanding Trust Preferred Securities from an unaffiliated third party. BancShares paid approximately $23.0 million, plus unpaid accrued distributions on the securities for the current distribution period, for the Trust Preferred Securities.  FCB/SC Capital Trust II is a trust subsidiary of First Citizens Bancorporation, Inc. (Bancorporation).  The Trust Preferred Securities pay interest at a floating rate based on three month LIBOR plus 2.25 percent, reset quarterly, and mature on June 15, 2034. The securities represent preferred beneficial interests in a junior subordinated deferrable interest debenture in a like principal amount issued by Bancorporation and held by FCB/SC Capital Trust II.

BancShares historically has considered Bancorporation and its subsidiaries to be related persons for purposes of BancShares' related person transaction approval policy. BancShares' Audit Committee reviewed and approved BancShares' purchase of Trust Preferred Securities described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis (MD&A) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2013 Annual Report on Form 10-K. In the MD&A, asset yields and net interest margin are presented on a fully taxable equivalent (FTE) basis. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2014, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of August 8, 2014, FCB operated 397 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

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

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis’ first estimate of second quarter GDP indicated growth of 4.0 percent, a significant rebound from the 2.1 percent contraction during the first quarter of the year. This advancement is primarily due to increases in personal consumption expenditures, inventory investments, exports, and residential and nonresidential fixed investments. Second quarter results indicate improvements in labor market conditions, with the unemployment rate declining further. However, housing activity, while continuing to improve, is behind last year's trends as a result of higher rates, low housing inventory and new regulations.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the second quarter that “there is sufficient underlying strength in the broader economy to support ongoing improvement in labor market conditions.” In light of this cumulative progress, the FOMC decided to make further reductions in its stimulus program and is on pace to end its monthly asset purchase program in October 2014.
The FOMC stated it will maintain its target range for the federal funds rate and reiterated it would assess the appropriate timing of the first increase in the target rate based on progress toward its objectives of maximum employment and 2 percent inflation. The FOMC stated that it expects to maintain the current target range for a considerable time after the asset purchase program ends.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the first quarter of 2014. FDIC-insured institutions reported a decline in aggregate net income of 7.6 percent compared to the first quarter of 2013. Net income fell as banks are experiencing lower noninterest income due to reduced mortgage revenue and declining trading income. Noninterest expense remained relatively unchanged from the same quarter in 2013. Average net interest margin decreased to 3.17 percent from 3.27 percent in the same quarter in 2013. Nonetheless, 54 percent of banks reported higher net interest margins during the same period. Credit improvement remains key to earnings growth.

Net charge-offs and delinquent loans and lease balances continue to decline, with the largest declines in residential mortgage loans and home equity lines.
Other industry trends noted based on review of first quarter 2014 data, in comparison to the same quarter in 2013 unless otherwise specified, include the following:
•The largest positive contribution to the year-over-year change in net income is due to lower provision for loan and lease losses. This is the 18th consecutive quarter the provision for loan and lease losses has declined year-over-year.
•Earnings declined as a reduction in noninterest income outweighed growth in net interest income; however, 54 percent of FDIC-insured banks reported year-over-year improvements in earnings.
•Total assets increased by 1.2 percent in the first quarter of 2014, compared to the fourth quarter of 2013, with increases in loans and leases of 0.5 percent and investment securities of 1.8 percent. Deposit balances increased 1.1 percent during the quarter, compared to the fourth quarter of 2013, with the primarily increase in domestic deposits.
•Asset quality indicators continued to show improvement. This is the 15th consecutive quarter that net charge-offs have posted a year-over-year decline, and is the lowest quarterly total since second quarter 2007.

Financial Performance Highlights for Second Quarter 2014
Improved economic stability and operational execution has contributed to organic loan growth as well as improved credit quality in comparison to March 31, 2014 and the same quarter in the prior year. However, low interest rates, competitive loan and deposit pricing, and continued reduction in the acquired loan portfolio, continue to constrain interest margins and earnings.
BancShares’ consolidated net income during the second quarter of 2014 equaled $26.6 million, or $2.76 per share, compared to $22.4 million, or $2.33 per share in the first quarter and compared to $43.9 million, or $4.56 per share in the second quarter of 2013. The annualized returns on average assets and equity amounted to 0.48 percent and 5.01 percent, respectively, during the second quarter of 2014, compared to 0.83 percent and 9.13 percent during the second quarter of 2013. Net interest margin for the second quarter of 2014 was 3.29 percent, compared to 3.74 percent for the second quarter of the prior year. Net interest margin excluding acquired loans was 2.85 percent in comparison to 2.88 percent for the same quarter in 2013.
For the first six months of 2014, consolidated net income totaled $48.9 million, compared to $99.5 million for the same period of 2013.The annualized return on average assets was 0.45 percent for the first six months of 2014, compared to 0.95 percent for the same period of 2013. The annualized return on average shareholders' equity was 4.67 percent and 10.55 percent for the respective periods.
Noninterest income for the second quarter of 2014 totaled $65.4 million, compared to $65.0 million in the comparable period of 2013. For the six-month period, noninterest income totaled $126.6 million for 2014, compared to $122.5 million for 2013. Noninterest expense totaled $199.0 million for the second quarter of 2014 , an increase of $10.5 million from the sequential quarter. For the six-month period, noninterest expense totaled $390.1 million, compared to $382.9 million for 2013.
Income tax expense totaled $12.8 million and $25.3 million for the second quarter of 2014 and 2013, respectively, and totaled $23.4 million and $56.4 million for the six months ended June 30, 2014, and 2013, respectively.
Loans for the second quarter of 2014 totaled $13.5 billion, an increase of $53.9 million, or 0.4 percent, compared to the first quarter of 2014, and an increase of $426.2 million, or 3.3 percent, compared to the same quarter of 2013. Loans increased $391.2 million, or 3.0 percent from December 31, 2013 to June 30, 2014. Investment securities available for sale equaled $5.5 billion at June 30, 2014, compared to $5.7 billion and $5.2 billion at March 31, 2014 and June 30, 2013, respectively. Investment securities as of June 30, 2014 increased $150.5 million, or 2.8 percent, from December 31, 2013.
The allowance for loan and lease losses as a percentage of total loans was 1.52 percent for the second quarter of 2014 compared to 1.65 percent for the first quarter of 2014 and 1.97 percent for the second quarter of 2013. Provision credit for acquired loans totaled $9.5 million for the second quarter of 2014 compared to a provision credit of $2.3 million for the first quarter of 2014. The increase in the net credit was partially offset by the originated provision expense increase of $1.9 million.
Annualized net charge-offs as a percentage of average originated loans remained relatively consistent during the second quarter of 2014 at 0.11 percent compared to 0.08 percent and 0.15 percent for the first quarter of 2014 and second quarter of 2013, respectively. Total nonperforming assets as a percent of total loans and leases plus other real estate totaled 1.29 percent at June 30, 2014 compared to 1.37 percent and 1.80 percent at March 31, 2014 and June 30, 2013.

At June 30, 2014, total deposits equaled $18.6 billion, a decrease of $206.8 million, or 1.1 percent, when compared to the prior quarter, and an increase of $538.7 million, or 3.0 percent, when compared to the second quarter of 2013. Total deposits increased $682.7 million, or 3.8 percent, compared to December 31, 2013.
BancShares remains well-capitalized with a tier 1 leverage capital ratio of 9.71 percent, tier 1 risk-based capital ratio of 14.61 percent and total risk-based capital ratio of 15.95 percent at June 30, 2014.

BUSINESS COMBINATIONS
Merger Agreement with First Citizens Bancorporation, Inc.
On June 10, 2014, BancShares entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Citizens Bancorporation, Inc., a South Carolina corporation (“Bancorporation”), pursuant to which Bancorporation will merge with and into BancShares. The Merger Agreement provides that each share of Bancorporation common stock will be converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elects for each share of such holder’s Bancorporation common stock to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock.

The Merger Agreement has been approved by the independent members of the Board of Directors of each company following a recommendation by a special committee of independent members of the board of each company. Subject to certain conditions, including receipt of shareholder and regulatory approvals, the merger is expected to be completed in the fourth quarter of 2014 with the subsidiary banks merging sometime thereafter.

See Note B to the Consolidated Financial Statements, "Business Combinations," for additional information related to the Merger.

1st Financial Services Corporation Merger
On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) and its wholly-owned banking subsidiary Mountain 1st Bank & Trust Company. FCB paid $10.0 million to acquire 1st Financial, including $8.0 million to acquire and subsequently retire the 1st Financial securities that had been issued under the Troubled Asset Relief Program. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result of the 1st Financial transaction, during the first quarter of 2014, FCB recorded loans with a fair value of $316.3 million, investment securities with a fair value of $237.4 million and other real estate with a fair value of $11.6 million. The fair value of deposits assumed totaled $631.9 million. FCB also recorded $24.5 million of goodwill and $3.8 million in core deposit intangibles.

Table 1
FAIR VALUE OF 1ST FINANCIAL SERVICES ACQUIRED ASSETS AND LIABILITIES

(Dollars in thousands)	January 1, 2014
Assets
Cash and cash equivalents	$28,194
Investment securities	237,438
Loans and leases	316,327
Other real estate owned	11,591
Intangible assets	3,780
Other assets	23,991
Total assets acquired	$621,321
Liabilities
Deposits:
Noninterest-bearing	$152,444
Interest-bearing	479,427
Total deposits	631,871
Short-term borrowings	406
Other liabilities	3,559
Total liabilities assumed	635,836
Fair value of net liabilities assumed	14,515
Cash paid to shareholders	2,000
Cash paid to acquire TARP securities	8,000
Goodwill recorded	$24,515

FDIC-Assisted Transactions
We participated in six FDIC-assisted transactions between 2009 and 2011 that provided significant growth opportunities and continue to provide significant contributions to our results of operations. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to adjacent markets. Each of the FDIC-assisted transactions included loss share agreements that, for the term of the loss share agreement, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. Two of the loss share agreements expire during the third quarter of 2014, and two expire during the first quarter of 2015. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships in accordance with our standard credit administration policies and procedures.

Income Statement Impact of Business Combinations
The 1st Financial merger was accretive to net interest income during the three and six months ended June 30, 2014 and is expected to continue to be accretive going forward. The nonrecurring merger related costs totaled approximately $5.2 million. Loan related interest income generated from 1st Financial was approximately $4.2 million for the second quarter of 2014 and $8.6 million for the first six months of 2014.

When comparing the current quarter of 2014 to the second quarter of 2013, acquired loans had an unfavorable impact on earnings. Unfavorable variances were noted in interest income and provision for loan and lease losses, partially offset by favorable adjustments to the FDIC receivable. The decrease in interest income, and overall earnings, for the second quarter and first six months of 2014 compared to the same quarter and six months in the prior year is primarily driven by sustained runoff in the acquired loan portfolio. The unfavorable six-month comparison is affected by nonrecurring FDIC-assisted acquisition accounting adjustments recorded during the the first quarter of 2013. Due to various factors that affect income or expense related to acquired loans recognized in a given period, these components of net income are not easily predictable for future periods. Variations among these items may affect the comparability of various components of net income.

Acquired loan accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments and various other post-acquisition events. During the three months ended June 30, 2014, accretion income on acquired loans equaled $30.5 million, compared to $52.0 million during the second quarter of 2013. Accretion income for the six months ended June 30, 2014 and June 30, 2013 was $60.7 million and $131.9 million, respectively. The decrease during both the second quarter and the six-month periods of 2014 is attributed to accelerated repayments, loan portfolio runoff and a decrease in cash basis income. Cash basis income is generated when a loan pays off outside of expectations.

During the three months ended June 30, 2014, we recorded a credit to provision for loan and lease losses for acquired loans totaling $9.5 million compared to a credit of $15.5 million during the same period of 2013. For the six months ended June 30, 2014 and June 30, 2013, the credit to provision expense was $11.8 million and $38.1 million, respectively. For all periods, accelerated loan payments resulted in the reversal of previously-recognized impairment, although as expected, the volume of repayments during 2014 was significantly less than repayments during 2013.

During the three-month period ended June 30, 2014, the net adjustment to the FDIC receivable resulted in a reduction to noninterest income of $15.3 million, compared to a corresponding reduction in noninterest income of $14.4 million during the same period of 2013. The six months ended June 30, 2014 and June 30, 2013 saw reductions to noninterest income of $27.6 million and $38.5 million. The changes result from lower amortization expense of the FDIC receivable as the expiration dates of the loss share agreements approach.

FDIC Loss Share Receivable
The various terms of each loss share agreement and the components of the receivable from the FDIC are provided in Table 2. As of June 30, 2014, the FDIC receivable included $22.7 million of expected FDIC cash receipts and $27.2 million we expect to recover through prospective amortization of the asset due to post-acquisition improvements in the related loans. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During the third quarter of 2014, loss share protection will expire for non-single family residential loans acquired from Temecula Valley Bank (TVB) and Venture Bank (VB). During the first quarter of 2015, loss share protection will expire for loans acquired from First Regional Bank (FRB) and for non-single family residential loans acquired from Sun American Bank (SAB). Protection for all other covered assets extends beyond December 31, 2015.
Table 2

	Fair value at acquisition date	Losses/expenses incurred through 6/30/2014	Cumulative amount reimbursed by FDIC through 6/30/2014	Carrying value at June 30, 2014		Current portion of receivable due from (to) FDIC for 6/30/2014 filings	Prospective amortization (accretion)
(Dollars in thousands)				Receivable from FDIC	Payable to FDIC
Entity
TVB - combined losses	$103,558	$199,226	$1,858	$3,090	$—	$2,913	$1,505
VB - combined losses	138,963	156,155	125,184	1,357	—	(260)	(316)
FRB - combined losses	378,695	244,889	165,661	2,289	78,891	(3,203)	5,766
SAB - combined losses	89,734	97,197	78,211	8,793	2,036	(454)	6,490
United Western
Non-single family residential losses	112,672	111,785	88,880	12,138	17,529	225	4,711
Single family residential losses	24,781	4,884	3,744	10,645	—	164	2,813
Colorado Capital - combined losses	155,070	185,857	149,364	11,647	15,825	(514)	6,250
Total	$1,003,473	$999,993	$612,902	$49,959	$114,281	$(1,129)	$27,219

Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC. Prospective amortization (accretion) reflects balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

Table 3
SELECTED QUARTERLY DATA

	2014		2013			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2014	2013
SUMMARY OF OPERATIONS
Interest income	$177,311	$173,394	$189,640	$192,634	$193,926	$350,705	$414,530
Interest expense	11,613	12,463	13,047	13,451	14,398	24,076	30,120
Net interest income	165,698	160,931	176,593	179,183	179,528	326,629	384,410
Provision (credit) for loan and lease losses	(7,299)	(1,903)	7,276	(7,683)	(13,242)	(9,202)	(31,848)
Net interest income after provision for loan and lease losses	172,997	162,834	169,317	186,866	192,770	335,831	416,258
Noninterest income	65,382	61,181	69,177	71,918	64,995	126,563	122,508
Noninterest expense	199,020	191,030	196,315	192,143	188,567	390,050	382,922
Income before income taxes	39,359	32,985	42,179	66,641	69,198	72,344	155,844
Income taxes	12,809	10,619	14,953	25,659	25,292	23,428	56,353
Net income	$26,550	$22,366	$27,226	$40,982	$43,906	$48,916	$99,491
Net interest income, taxable equivalent	$166,570	$161,694	$177,280	$179,823	$180,188	$328,263	$385,743
PER SHARE DATA
Net income	$2.76	$2.33	$2.83	$4.26	$4.56	$5.09	$10.34
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.60	0.60
Market price at period end (Class A)	245.00	240.75	222.63	205.60	192.05	245.00	192.05
Book value at period end	223.43	218.82	215.89	206.06	201.62	223.43	201.62
SELECTED PERIOD AVERAGE BALANCES
Total assets	$22,022,465	$21,872,343	$21,562,920	$21,260,384	$21,224,412	$21,947,818	$21,187,274
Investment securities	5,629,467	5,606,723	5,285,783	5,177,729	5,162,893	5,618,157	5,179,818
Loans and leases (acquired and originated)	13,566,612	13,459,945	13,088,636	13,111,710	13,167,580	13,513,580	13,228,367
Interest-earning assets	20,304,777	20,139,131	19,787,236	19,428,949	19,332,679	20,222,418	19,256,916
Deposits	18,561,927	18,492,310	18,102,752	17,856,882	17,908,705	18,527,311	18,014,058
Long-term obligations	398,615	500,805	510,871	449,013	443,804	449,428	444,170
Interest-bearing liabilities	14,020,480	14,189,227	13,790,088	13,757,983	13,958,137	14,104,388	14,048,820
Shareholders' equity	$2,125,239	$2,094,557	$2,010,191	$1,953,128	$1,929,621	$2,110,533	$1,902,217
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,963
SELECTED PERIOD-END BALANCES
Total assets	$22,062,840	$22,154,997	$21,199,091	$21,511,352	$21,308,822	$22,062,840	$21,308,822
Investment securities	5,538,859	5,677,019	5,388,610	5,162,598	5,186,106	5,538,859	5,186,106
Loans and leases:
Acquired	1,109,933	1,270,818	1,029,426	1,188,281	1,443,336	1,109,933	1,443,336
Originated	12,415,023	12,200,226	12,104,298	11,884,585	11,655,469	12,415,023	11,655,469
Deposits	18,556,758	18,763,545	17,874,066	18,063,319	18,018,015	18,556,758	18,018,015
Long-term obligations	314,529	440,300	510,769	510,963	443,313	314,529	443,313
Shareholders' equity	$2,149,145	$2,104,830	$2,076,675	$1,982,057	$1,939,330	$2,149,145	$1,939,330
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.48%	0.41%	0.50%	0.76%	0.83%	0.45%	0.95%
Rate of return on average shareholders' equity (annualized)	5.01	4.33	5.37	8.32	9.13	4.67	10.55
Net yield on interest-earning assets (taxable equivalent)	3.29	3.26	3.55	3.67	3.74	3.27	4.04
Allowance for loan and lease losses to total loans and leases:
Acquired	2.64	3.54	5.20	5.01	5.30	2.64	5.30
Originated	1.43	1.46	1.49	1.50	1.56	1.43	1.56
Nonperforming assets to total loans and leases and other real estate at period end:
Acquired covered	10.97	9.34	7.02	7.05	8.62	10.97	8.62
Acquired not covered	3.12	3.36	—	—	—	3.12	—
Originated	0.58	0.66	0.74	0.90	0.91	0.58	0.91
Tier 1 risk-based capital ratio	14.61	14.56	14.92	15.04	14.91	14.61	14.91
Total risk-based capital ratio	15.95	16.05	16.42	16.54	16.41	15.95	16.41
Leverage capital ratio	9.71	9.66	9.82	9.84	9.68	9.71	9.68
Dividend payout ratio	10.87	12.88	10.60	7.04	6.58	11.79	5.80
Average loans and leases to average deposits	73.09	72.79	72.30	73.43	73.53	72.94	73.43
Average loan and lease balances include nonaccrual loans and leases.

Table 4
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THREE MONTHS

	2014			2013			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$13,566,612	$164,794	4.87%	$13,167,580	$185,661	5.66%	$5,349	$(26,216)	$(20,867)
Investment securities:
U. S. Treasury	1,481,051	2,435	0.66	681,893	486	0.29	949	1,000	1,949
Government agency	1,559,337	2,160	0.55	2,947,308	3,197	0.43	(1,703)	666	(1,037)
Mortgage-backed securities	2,565,403	7,813	1.22	1,512,268	4,506	1.20	3,191	116	3,307
State, county and municipal	186	4	8.60	187	4	8.58	—	—	—
Other	23,490	220	3.76	21,237	76	1.44	15	129	144
Total investment securities	5,629,467	12,632	0.90	5,162,893	8,269	0.64	2,452	1,911	4,363
Overnight investments	1,108,698	756	0.27	1,002,206	656	0.26	72	28	100
Total interest-earning assets	20,304,777	$178,182	3.52%	19,332,679	$194,586	4.04%	$7,873	$(24,277)	$(16,404)
Cash and due from banks	464,877			482,821
Premises and equipment	882,256			873,503
Receivable from FDIC for loss share agreements	67,574			182,766
Allowance for loan and lease losses	(216,337)			(264,978)
Other real estate owned	81,074			128,152
Other assets	438,244			489,469
Total assets	$22,022,465			$21,224,412

Liabilities
Interest-bearing deposits:
Checking with interest	$2,553,941	$125	0.02%	$2,378,178	$166	0.03%	$16	$(57)	$(41)
Savings	1,200,145	152	0.05	965,801	120	0.05	31	1	32
Money market accounts	6,182,997	1,540	0.10	6,295,031	2,490	0.16	(27)	(923)	(950)
Time deposits	2,999,262	4,189	0.56	3,285,435	6,221	0.76	(468)	(1,564)	(2,032)
Total interest-bearing deposits	12,936,345	6,006	0.19	12,924,445	8,997	0.32	(448)	(2,543)	(2,991)
Short-term borrowings	685,520	1,551	0.91	589,888	680	0.46	159	712	871
Long-term obligations	398,615	4,055	4.07	443,804	4,721	4.26	(337)	(329)	(666)
Total interest-bearing liabilities	14,020,480	$11,612	0.33%	13,958,137	$14,398	0.41%	$(626)	$(2,160)	$(2,786)
Demand deposits	5,625,582			4,984,260
Other liabilities	251,164			352,394
Shareholders' equity	2,125,239			1,929,621
Total liabilities and shareholders' equity	$22,022,465			$21,224,412
Interest rate spread			3.19%			3.63%
Net interest income and net yield
on interest-earning assets		$166,570	3.29%		$180,188	3.74%	$8,499	$(22,117)	$(13,618)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.2 percent and 6.9 percent for 2014 and 2013, respectively. The taxable-equivalent adjustment was $872 and $660 for 2014 and 2013, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 5
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - YEAR TO DATE

	2014			2013			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$13,513,580	$326,430	4.87%	$13,228,367	$397,932	6.07%	$7,900	$(79,402)	$(71,502)
Investment securities:
U.S. Treasury	1,131,539	3,521	0.63	742,511	1,004	0.27	856	1,661	2,517
Government agency	1,917,664	5,122	0.53	3,021,622	6,663	0.44	(2,649)	1,108	(1,541)
Mortgage-backed securities	2,545,457	15,576	1.22	1,396,026	9,085	1.31	7,290	(799)	6,491
State, county and municipal	186	7	7.53	367	13	7.14	(7)	1	(6)
Other	23,311	316	2.73	19,292	153	1.60	43	120	163
Total investment securities	5,618,157	24,542	0.87	5,179,818	16,918	0.65	5,533	2,091	7,624
Overnight investments	1,090,681	1,368	0.25	848,731	1,013	0.24	300	55	355
Total interest-earning assets	20,222,418	$352,340	3.51%	19,256,916	$415,863	4.36%	$13,733	$(77,256)	$(63,523)
Cash and due from banks	471,424			495,548
Premises and equipment	879,849			877,242
Receivable from FDIC for loss share agreements	77,507			208,575
Allowance for loan and lease losses	(220,714)			(273,927)
Other real estate owned	85,960			139,448
Other assets	431,374			483,472
Total assets	$21,947,818			$21,187,274

Liabilities
Interest-bearing deposits:
Checking with interest	$2,524,474	$278	0.02%	$2,331,192	$309	0.03%	$57	$(88)	$(31)
Savings	1,190,250	443	0.08	947,246	234	0.05	64	145	209
Money market accounts	6,268,862	3,429	0.11	6,378,644	5,675	0.18	(65)	(2,181)	(2,246)
Time deposits	3,056,296	8,682	0.57	3,372,716	13,092	0.78	(1,061)	(3,349)	(4,410)
Total interest-bearing deposits	13,039,882	12,832	0.20	13,029,798	19,310	0.30	(1,005)	(5,473)	(6,478)
Short-term borrowings	615,078	2,136	0.70	574,852	1,384	0.49	126	626	752
Long-term obligations	449,428	9,109	4.05	444,170	9,426	4.24	106	(423)	(317)
Total interest-bearing liabilities	14,104,388	$24,077	0.34%	14,048,820	$30,120	0.43%	$(773)	$(5,270)	$(6,043)
Demand deposits	5,487,429			4,984,260
Other liabilities	245,468			251,977
Shareholders' equity	2,110,533			1,902,217
Total liabilities and shareholders' equity	$21,947,818			$21,187,274
Interest rate spread			3.17%			3.93%
Net interest income and net yield
on interest-earning assets		$328,263	3.27%		$385,743	4.04%	$14,506	$(71,986)	$(57,480)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.2 percent and 6.9 percent for 2014 and 2013, respectively. The taxable-equivalent adjustment was $1,634 and $1,333 for 2014 and 2013, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

RESULTS OF OPERATIONS

Net Interest Income and Margins
Second Quarter 2014
The second quarter results were good but show notable differences when compared to the first quarter of 2014 and the same quarter of 2013. The most significant impact on net interest income, net interest margin, and average asset yields resulted from changes in the acquired loan portfolio including loan resolutions, acceleration of payments, and overall portfolio run-off throughout the second quarter, albeit at a slower pace than prior quarters. Other significant drivers for quarterly changes are specifically noted below.
Net interest income increased $4.8 million, or 3.0 percent, compared to the first quarter of 2014, principally due to increased loan and investment income and reduced deposit costs. Conversely, net interest income decreased $13.8 million, or 7.7 percent, compared to the same period of 2013. Accretion income on acquired loans totaled $30.5 million when compared to $52.0 million during the second quarter of 2013. This reduction was partially offset by increases in loan interest income from the 1st Financial loan portfolio of $4.2 million and $4.3 million from improved investment interest income. Net interest income also benefited from decreased interest expense of $2.8 million in comparison to the same quarter of the prior year, due to reduction in funding costs.
Net interest margin improved 3 basis points (bps) compared to the first quarter of 2014 primarily due to improvements in acquired loan yields and investment yields as well as reduced deposit costs over the same period. The increase in net interest margin and net income during the current quarter in comparison to the first quarter was primarily due to reduced acquired loan impact, and improvements in investment yields and deposits costs over the same period. Originated loan growth, increased provision credit, improved investment yields, and lower interest expense contributed to higher net interest income after provision in comparison to the first quarter. While the non-acquired bank operations are helping earnings, our traditional banking products have much tighter margins; therefore, in a neutral interest rate environment, we anticipate continued pressure to replace the yield from the acquired portfolio runoff.
Net interest margin for the second quarter of 2014 was 3.29 percent, a decrease of 45 basis points from 3.74 percent recorded in the second quarter of 2013. The decrease was partially offset by modest improvements in investment yields and funding costs. While margin compression is a continuing concern in the current interest rate environment, the majority of BancShares' quarter-to-date margin compression was directly related to the acquired loan portfolio runoff. Net interest margin excluding acquired loans was 2.85 percent in comparison to 2.88 percent for the same quarter in 2013.
Average quarter-to-date interest earning assets increased $165.6 million, or 0.8 percent, compared to the first quarter of 2014 which was primarily driven by the $106.7 million increase in average outstanding loans. Interest-earning assets averaged $20.3 billion, an increase of $972.1 million compared to the second quarter of 2013. The increase is primarily the result of organic loan growth and the 1st Financial acquisition, offset by reductions in the acquired loan portfolios, while the increase in average investments is principally driven by the addition of the 1st Financial investment portfolio and redeployment of excess cash. Average loans and leases increased $106.7 million and $399.0 million when compared to the first quarter of 2014 and the second quarter of 2013, respectively.
Interest income totaled $177.3 million, a $3.9 million increase from the first quarter of 2014, and a $16.6 million decrease from the second quarter of 2013. The taxable-equivalent yield for total loans remained unchanged when compared to the first quarter of 2014, but decreased by 79 basis points when compared to the same quarter in the prior year. The taxable-equivalent yield on earning assets was 3.52 percent, relatively unchanged in comparison to the first quarter of 2014, and a decline of 52 basis points in comparison to the second quarter of 2013.
Average investment securities increased $22.7 million in comparison to the first quarter of 2014, with a 5 basis point increase in the taxable-equivalent yield. Average investment securities increased $466.6 million in comparison to the second quarter of 2013, with a 26 basis point increase in the taxable-equivalent yield. Interest income earned on the investment securities portfolio totaled $12.4 million when compared to $11.7 million and $8.1 million during the first quarter of 2014 and the same quarter of 2013, respectively. Average overnight investments increased $106.5 million compared to the same quarter in the prior year. Interest income earned on overnight investments totaled $0.8 million during the second quarter compared to $0.7 million during the second quarter of 2013. Average investment and overnight investment balances continue to increase as cash provided by acquired loan repayments and increased deposits are redeployed.
Average interest-bearing liabilities decreased $168.7 million when compared to the first quarter of 2014. Conversely, average interest-bearing liabilities totaled $14.0 billion, an increase of $62.3 million when compared to the second quarter of 2013. Interest expense totaled $11.6 million, a $0.9 million and $2.8 million decrease from the first quarter of 2014 and same quarter of 2013, respectively. The rate on interest-bearing liabilities was 0.33 percent, a decrease of 2 basis points and 8 basis points from the first quarter of 2014 and the second quarter of 2013, respectively. Average interest-bearing deposits equaled $12.9 billion, a decrease of $208.2 million from the first quarter of 2014, and an increase of $11.9 million from the second quarter of 2013.
Year to Date 2014
Similar to the quarter over quarter comparison, the year-to-date 2014 results were good, but show notable differences when compared to the same period of 2013. The most significant impact on net interest income, net interest margin, and average asset yields resulted from changes in the acquired loan portfolio including loan resolutions, acceleration of payments, and overall portfolio run-off throughout the period ending June 30, 2014, albeit at a slower pace than prior periods. Other significant drivers for changes during the period are specifically noted below.
Net interest income for the first six months of 2014 totaled $326.6 million, a decrease of $57.8 million, or 15.0 percent, compared to the same period of 2013. Similar to quarter-to-date results, this reduction was partially offset by organic loan growth and $8.6 million of interest income from the 1st Financial loan portfolio and improved investment interest income. Accretion income on acquired loans totaled $60.7 million compared to $131.9 million during the same period of 2013. Net interest income also benefited from decreased interest expense of $6.0 million in comparison to the same six-month period of the prior year, due to reduction in funding costs.
The net interest margin amounted to 3.27 percent, compared to 4.04 percent for the same six-month period in 2013. The decrease in the year-to-date margin is predominately driven by reductions in the acquired loan portfolio yields, partially offset by modest improvements in investment yields and funding costs. Although the acquired loan portfolio performance and runoff continue to create margin volatility, the overall impact is expected to become less significant as that portfolio continues to decrease. Net interest margin excluding acquired loans was 2.84 percent in comparison to 2.89 percent for the same six-month period in 2013.
Interest-earning assets averaged $20.2 billion, an increase of $965.5 million in comparison to the same period of 2013 primarily due to increases in loans and investments. Average loans and leases increased $285.2 million in comparison to the first six months of 2013 as a result of organic loan growth and the 1st Financial acquisition, offset by reductions in the acquired loan portfolios. Interest income earned from loans and leases decreased $71.8 million as the taxable-equivalent yield for total loans also decreased by 120 basis points compared to the first six months in the prior year. As the acquired portfolio yield is being replaced with higher quality, lower yielding loan instruments, the yield on interest-earning assets declined in proportion, reaching 3.51 percent, compared to 4.36 percent for the same period of 2013. Interest income totaled $350.7 million, a $63.8 million decrease from the same period of 2013. The increase in average investments is primarily driven by the addition of the 1st Financial investment portfolio.
The repositioning of the investment portfolio during the year has helped improve overall investment yields helping to offset the decrease in loan yields. Average investment securities increased $438.3 million in comparison to the first six months of 2013, with a 22 basis point increase in the taxable-equivalent yield. Interest income earned on the investment securities portfolio totaled $24.2 million compared to $16.6 million during the same period of 2013. Average overnight investments increased $242.0 million compared to the year-to-date average in the prior year. Interest income earned on overnight investments totaled $1.4 million during the first six months compared to $1.0 million during the same period of 2013. Average investment and overnight investment balances continue to increase as cash provided by acquired loan repayments and increased deposits are redeployed.
Average interest-bearing liabilities totaled $14.1 billion, an increase of $55.6 million when compared to the same period of 2013. Interest expense totaled $24.1 million, a $6.0 million decrease from the same period of 2013. The rate on interest-bearing liabilities fell 9 basis points from year-to-date 2013 to 0.34 percent during the six months ended June 30, 2014. Average interest-bearing deposits equaled $13.0 billion, an increase of $10.1 million from the same period of 2013. This increase includes deposits acquired in the 1st Financial merger, as well as recurring seasonal trends.
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

Table 6
Noninterest Income

	Three months ended June 30		Three-month change		Six months ended June 30		Six-month change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Cardholder services	$13,257	$12,026	$1,231	10.2%	$25,089	$23,097	$1,992	8.6%
Merchant services	15,035	15,245	(210)	(1.4)	28,556	27,731	825	3.0
Service charges on deposit accounts	15,265	14,883	382	2.6	29,705	29,882	(177)	(0.6)
Wealth management services	15,815	15,097	718	4.8	30,695	29,612	1,083	3.7
Fees from processing services	5,682	5,051	631	12.5	10,543	10,670	(127)	(1.2)
Other service charges and fees	4,250	3,966	284	7.2	8,194	7,732	462	6.0
Mortgage income	1,210	3,669	(2,459)	(67.0)	2,165	7,457	(5,292)	(71.0)
Insurance commissions	2,253	2,394	(141)	(5.9)	5,540	5,374	166	3.1
ATM income	1,260	1,314	(54)	(4.1)	2,462	2,482	(20)	(0.8)
Adjustments to FDIC receivable for loss share agreements	(15,295)	(14,439)	(856)	5.9	(27,644)	(38,492)	10,848	(28.2)
Recoveries of acquired loans previously charged off	5,400	4,219	1,181	28.0	8,869	5,850	3,019	51.6
Other	1,250	1,570	(320)	(20.4)	2,389	11,113	(8,724)	(78.5)
Total noninterest income	$65,382	$64,995	$387	0.6%	$126,563	$122,508	$4,055	3.3%
Noninterest income for the second quarter of 2014 equaled $65.4 million, compared to $65.0 million in the comparable period of 2013. The $0.4 million increase during 2014 is primarily related to improvements in cardholder services resulting from higher volume, higher service charges on deposits due to seasonality, higher wealth management services income from trust asset management and annuity fees, and increases in recoveries of acquired loans previously charged off. These improvements are partially offset by a decline in mortgage income due to reduced mortgage originations and a decline in adjustments to the FDIC receivable for loss share agreements as a result of acquired portfolio performance.
For the six-month period, noninterest income equaled $126.6 million for 2014, compared to $122.5 million for 2013, primarily due to a $2.8 million increase in cardholder and merchant services income, a $10.8 million reduction in unfavorable adjustments to the FDIC loss share receivable, and a $3.0 million increase in recoveries of acquired loans previously charged off. These increases are partially offset by a $5.3 million decline in mortgage income as a result of reduced mortgage originations due to economic conditions, and a decrease in other resulting from a $7.5 million gain generated from the sale of various service agreements during the first quarter of 2013.
During 2014, substantially all fees from processing services relate to payments received from FCB-SC. Following the proposed merger of BancShares and Bancorporation, anticipated to occur during the fourth quarter of 2014, no further fees from processing services will be recorded from Bancorporation. However, this reduction is not expected to have an impact on earnings as the associated processing expenses recorded by Bancorporation will also be eliminated upon consolidation.

Noninterest Expense

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs and support facilities and equipment and software costs and our technology and operations infrastructure.

Table 7
Noninterest Expense

	Three months ended June 30		Three-month change		Six months ended June 30		Six-month change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Salaries and wages	$82,683	$75,802	$6,881	9.1%	$162,557	$151,921	$10,636	7.0%
Employee benefits	19,772	23,228	(3,456)	(14.9)	39,872	48,247	(8,375)	(17.4)
Occupancy expense	20,937	18,464	2,473	13.4	41,362	37,273	4,089	11.0
Equipment expense	19,686	18,698	988	5.3	38,477	37,644	833	2.2
FDIC insurance expense	2,640	2,423	217	9.0	5,276	5,089	187	3.7
Foreclosure-related expenses	3,858	3,467	391	11.3	9,268	7,772	1,496	19.2
Merchant processing	9,755	9,114	641	7.0	18,236	17,347	889	5.1
Processing fees paid to third parties	4,564	3,846	718	18.7	9,690	8,227	1,463	17.8
Card processing	3,033	3,682	(649)	(17.6)	5,630	6,759	(1,129)	(16.7)
Consultant	3,921	2,465	1,456	59.1	6,152	4,091	2,061	50.4
Collection	2,647	5,104	(2,457)	(48.1)	4,482	10,379	(5,897)	(56.8)
Advertising	1,773	1,107	666	60.2	3,062	1,405	1,657	(a)
Other	23,751	21,167	2,584	12.2	45,986	46,768	(782)	(1.7)
Total noninterest expense	$199,020	$188,567	$10,453	5.5%	$390,050	$382,922	$7,128	1.9%
(a) not meaningful
Noninterest expense increased $10.4 million in the second quarter of 2014 to $199.0 million, compared to $188.6 million in the second quarter of 2013. The second quarter 2014 increase is a result of higher salaries and wages of $6.9 million, occupancy expenses of $2.5 million, and consultant and other expenses which increased $1.5 million and $2.6 million, respectively, primarily due to merger-related consultant services expenses. This increase is partially offset by lower employee benefits of $3.5 million primarily due to lower health care costs and pension expenses and reduced collection expenses of $2.5 million due to lower nonperforming assets.

For the six-month period, noninterest expense totaled $390.1 million, compared to $382.9 million for the six-month period of 2013. The increase results from higher salaries and wages of $10.6 million, higher occupancy expense of $4.1 million, increases in foreclosure-related expenses of $1.5 million, higher processing fees of $1.5 million, a $2.1 million increase in consultant fees resulting from merger-related expenses, and higher advertising expenses of $1.7 million. The increase in salaries and wages is primarily related to annual merit increases and the increase in foreclosure-related expenses is due to increased resolutions of other real estate properties leading to the reduction in other real estate owned (OREO) property balance of $46.5 million when compared to June 30, 2013. These increases are partially offset by lower employee benefit expenses of $8.4 million reflecting lower pension costs resulting from a higher discount rate used to calculate pension expense during 2014, lower card processing fees of $1.1 million, and reduced collection expenses of $5.9 million associated with managing reduced nonperforming assets. The lower card processing fees in the first six months of 2014 are related to card incentive commissions recorded throughout the year, which offset the noninterest expense recognized during the period, whereas these commissions were recorded as a one-time adjustment in the third quarter of the prior year.

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
Income tax expense totaled $12.8 million and $25.3 million for the second quarter of 2014 and 2013, representing effective tax rates of 32.5 percent and 36.6 percent during the respective periods. Income tax expense totaled $23.4 million and $56.4 million for the six months ended June 30, 2014, and 2013, respectively. The effective tax rates were 32.4 percent and 36.2 percent for the respective six-month periods. The decreased effective tax rate is the result of the impact of permanent differences on lower pre-tax earnings.

BALANCE SHEET ANALYSIS

We focus on maintaining high-asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures and corresponding tighter margins. We avoid high-risk industry concentrations, but we do maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. The credit department actively monitors all loan concentrations to ensure potential risks are identified timely and managed accordingly. Our focus on asset quality also influences the composition of our investment securities portfolio. At June 30, 2014, mortgage-backed securities represented 46.9 percent of investment securities available for sale, compared to U.S. Treasury and government agency securities, which represented 29.4 percent and 23.2 percent, respectively, of the portfolio. Investments in mortgage-backed securities primarily represent securities issued by government entities. The balance of the available-for-sale portfolio includes common stock of other financial institutions and municipal securities. Overnight investments include interest-bearing deposits at the Federal Reserve Bank and other financial institutions and federal funds sold.

Investment Securities

Investment securities available for sale equaled $5.54 billion at June 30, 2014, compared to $5.39 billion and $5.19 billion at December 31, 2013 and June 30, 2013, respectively. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2014, investment securities available for sale had a net unrealized gain of $26.8 million, compared to a net unrealized loss of $16.6 million and $6.7 million as of December 31, 2013 and June 30, 2013, respectively. In determining whether we had any other than temporary impairment for securities with unrealized losses we consider the amount and duration of the impairment, whether the impairment is industry wide or specific to the financial condition of the issuer, our ability to hold the investment for recovery, adverse actions by rating agencies, discontinuation of dividends on equity securities and deferred interest payments on debt securities. Management concluded that no other than temporary impairment existed as of June 30, 2014.

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

Table 8
Investment Securities

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,623,564	$1,625,630	$373,223	$373,437	$598,625	$598,666
Government agency	1,281,724	1,283,566	2,543,223	2,544,229	2,725,227	2,721,379
Mortgage-backed securities	2,605,333	2,596,286	2,486,297	2,446,873	1,866,204	1,843,323
Equity securities	543	32,498	543	22,147	543	20,593
Municipal securities	185	186	186	187	186	187
Other	—	—	863	830	850	828
Total investment securities available for sale	5,511,349	5,538,166	5,404,335	5,387,703	5,191,635	5,184,976
Investment securities held to maturity:
Mortgage-backed securities	693	729	907	974	1,130	1,200
Total investment securities	$5,512,042	$5,538,895	$5,405,242	$5,388,677	$5,192,765	$5,186,176

Since December 31, 2013, the proceeds from maturing government agency securities were primarily reinvested into U.S. Treasury securities at higher-yielding rates. As of June 30, 2014, equity securities included our investment in Bancorporation stock of $0.5 million and $32.0 million at cost and fair value, respectively. Pursuant to the Merger Agreement, the capital stock of Bancorporation will be retired.

Loans and Leases
We report our acquired and originated loan portfolios separately, and each portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, we have identified loan classes, which further disaggregate loans based upon common risk characteristics. See Note D to the Consolidated Financial Statements, "Loans and Leases," for definitions of each loan class.

Table 9
Loans and Leases

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Acquired loans:
Commercial:
Construction and land development	$80,827	$78,915	$160,733
Commercial mortgage	637,481	642,891	859,038
Other commercial real estate	34,688	41,381	81,904
Commercial and industrial	33,851	17,254	37,336
Other	1,270	866	1,018
Total commercial loans	788,117	781,307	1,140,029
Noncommercial:
Residential mortgage	270,688	213,851	256,972
Revolving mortgage	20,129	30,834	36,153
Construction and land development	28,759	2,583	9,009
Consumer	2,240	851	1,173
Total noncommercial loans	321,816	248,119	303,307
Total acquired loans	1,109,933	1,029,426	1,443,336
Originated loans and leases:
Commercial:
Construction and land development	342,021	319,847	305,789
Commercial mortgage	6,367,096	6,362,490	6,135,068
Other commercial real estate	178,899	178,754	176,031
Commercial and industrial	1,292,213	1,081,158	997,504
Lease financing	413,422	381,763	352,818
Other	131,051	175,336	172,861
Total commercial loans	8,724,702	8,499,348	8,140,071
Noncommercial:
Residential mortgage	1,071,089	982,421	884,020
Revolving mortgage	2,122,675	2,113,285	2,123,814
Construction and land development	119,420	122,792	119,253
Consumer	377,137	386,452	388,311
Total noncommercial loans	3,690,321	3,604,950	3,515,398
Total originated loans and leases	12,415,023	12,104,298	11,655,469
Total loans and leases	$13,524,956	$13,133,724	$13,098,805

At June 30, 2014, total acquired loans increased $80.5 million, or 7.8 percent, compared to December 31, 2013 and decreased $333.4 million, or 23.1 percent compared to June 30, 2013. The increase in acquired loans from December 31, 2013 is attributable to the 1st Financial merger, which resulted in additional acquired loans totaling $291.7 million at June 30, 2014, and is partially offset by continued loan run off. The decrease in the acquired portfolio from June 30, 2013 is due to continued loan run off.

Total originated loans increased $310.7 million, or 2.6 percent, and $759.6 million, or 6.5 percent compared to December 31, 2013 and June 30, 2013, respectively. The increases are primarily driven by increases in commercial mortgage, commercial and industrial and residential mortgage loans.

While the current economic conditions continue to suppress loan demand, we believe the 2014 growth to date points to general improvement in consumer confidence, and we expect originated loan growth to continue for the remainder of 2014.

Allowance for Loan and Lease Losses

At June 30, 2014, the allowance for loan and lease losses allocated to originated loans totaled $176.9 million, or 1.43 percent of originated loans and leases, compared to $179.9 million, or 1.49 percent, and $181.8 million, or 1.56 percent, at December 31, 2013 and June 30, 2013, respectively. An additional allowance of $29.3 million relates to acquired loans at June 30, 2014, compared to $53.5 million at December 31, 2013 and $76.5 million at June 30, 2013.

Management considers the allowance adequate to absorb estimated inherent losses that relate to loans and leases outstanding at June 30, 2014, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

BancShares recorded a $7.3 million credit to provision for loan and lease losses during the second quarter of 2014, compared to a credit to provision expense of $13.2 million in the same quarter of 2013. For the six months ended June 30, 2014, the credit to provision for loan and lease losses totaled $9.2 million in comparison to $31.8 million credit for the same period of 2013. The credit for acquired loans totaled $9.5 million and $11.8 million during the second quarter and first six months of 2014, respectively, compared to credits of $15.5 million and $38.1 million for the same periods of 2013. The quarter over quarter and year-to-date change is the result of loan runoff and repayments. Provision expense for originated loans totaled $2.2 million and $2.6 million during the second quarter and first six months of 2014, respectively, compared to $2.2 million and $6.2 million during the same periods of 2013, the result of credit quality improvements in the originated loan portfolio and a reduction in net charge-offs.

Net charge-offs for originated loans equaled $3.3 million and $5.6 million during the second quarter and first six months of 2014, respectively, compared to $4.4 million and $10.9 million during the same periods of 2013. On an annualized basis, net charge-offs represented 0.11 percent and 0.09 percent of average originated loans and leases during the second quarter and first six months of 2014, respectively, compared to 0.15 percent and 0.19 percent during the same periods of 2013. Net charge-offs on acquired loans equaled $6.1 million and $12.4 million in the second quarter and first six months of 2014, respectively, compared to $4.5 million and $25.3 million recorded in the same periods of 2013. Loss estimates for most acquired loans are made at the individual loan level using loan-specific information. Therefore, fluctuations in charge-off levels on acquired loans are indicative of updated cash flow information but are not indicative of future performance of other acquired loans.

Table 10
Allowance for Loan and Lease Losses (ALLL)

	2014		2013			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2014	2013
ALLL at beginning of period	$222,942	$233,394	$237,799	$258,316	$273,019	$233,394	$319,018
Reclassification of reserve due to implementation of enhanced model (1)	—	—	—	—	7,368	—	7,368
Provision (credit) for loan and lease losses:
Acquired loans	(9,529)	(2,273)	(834)	(12,615)	(15,473)	(11,802)	(38,095)
Originated loans	2,230	370	8,110	4,932	2,231	2,600	6,247
Net charge-offs of loans and leases:
Charge-offs	(10,904)	(10,676)	(13,494)	(14,628)	(10,960)	(21,580)	(39,904)
Recoveries	1,507	2,127	1,813	1,794	2,131	3,634	3,682
Net charge-offs of loans and leases	(9,397)	(8,549)	(11,681)	(12,834)	(8,829)	(17,946)	(36,222)
ALLL at end of period	$206,246	$222,942	$233,394	$237,799	$258,316	$206,246	$258,316
ALLL at end of period allocated to loans and leases:
Acquired	$29,331	$44,993	$53,520	$59,517	$76,534	$29,331	$76,534
Originated	176,915	177,949	179,874	178,282	181,782	176,915	181,782
ALLL at end of period	$206,246	$222,942	$233,394	$237,799	$258,316	$206,246	$258,316
Net charge-offs of loans and leases:
Acquired	$6,133	$6,254	$5,163	$4,402	$4,466	$12,387	$25,343
Originated	3,264	2,295	6,518	8,432	4,363	5,559	10,879
Total net charge-offs	$9,397	$8,549	$11,681	$12,834	$8,829	$17,946	$36,222
Reserve for unfunded commitments (1)	$380	$324	$357	$375	$376	$380	$376
Average loans and leases:
Acquired	$1,183,464	$1,282,816	$1,086,469	$1,310,010	$1,535,796	$1,249,989	$1,616,348
Originated	12,383,148	12,177,129	12,002,167	11,801,700	11,631,784	12,263,591	11,612,019
Loans and leases at period-end:
Acquired	1,109,933	1,270,818	1,029,426	1,188,281	1,443,336	1,109,933	1,443,336
Originated	12,415,023	12,200,226	12,104,298	11,884,585	11,655,469	12,415,023	11,655,469

Ratios
Net charge-offs (annualized) to average loans and leases:
Acquired	2.08%	1.98%	1.89%	1.33%	1.17%	2.00%	3.16%
Originated	0.11	0.08	0.22	0.28	0.15	0.09	0.19
ALLL to total loans and leases:
Acquired	2.64	3.54	5.20	5.01	5.30	2.64	5.30
Originated	1.43	1.46	1.49	1.50	1.56	1.43	1.56
(1) During the second quarter of 2013, BancShares enhanced its ALLL model that included estimated losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

Asset Quality

Asset quality continues to be very strong as we continue to ensure appropriate underwriting standards are followed and all nonperforming assets are managed appropriately. Nonperforming assets include nonaccrual loans and leases and OREO resulting from both acquired and originated loans.
As of June 30, 2014, BancShares’ nonperforming assets amounted to $175.8 million, a decrease of $62.0 million from $237.8 million at June 30, 2013. Nonperforming assets as a percentage of total loans and leases plus OREO amounted to 1.29 percent, compared to 1.80 percent at June 30, 2013. Of the $175.8 million in nonperforming assets at June 30, 2014, $94.2 million related to acquired covered loans and OREO, $9.4 million related to acquired non-covered loans and OREO, and $72.2 million relates to originated loans and OREO. Acquired nonperforming assets for the second quarter decreased $28.1 million, or 21.4 percent, when compared to the second quarter of 2013. Acquired covered nonperforming assets represent 10.97 percent of acquired covered loans and OREO, compared to 7.02 percent and 8.62 percent as of December 31, 2013 and June 30, 2013, respectively. Originated nonperforming assets represented 0.58 percent of originated loans and leases plus OREO as of June 30, 2014, in comparison to 0.74 percent and 0.91 percent as of December 31, 2013 and June 30, 2013, respectively, due to a reduction in originated nonaccrual loans.
Nonperforming assets as a percentage of total loans and leases plus OREO amounted to 1.29 percent at June 2014 compared to 1.25 percent at December 31, 2013. Total originated nonperforming assets decreased $17.8 million during the second quarter of 2014 in comparison to December 31, 2013. Originated nonperforming assets represented 0.58 percent of originated loans and leases plus OREO as of June 30, 2014, in comparison to 0.74 percent at December 31, 2013. The change is primarily a result of overall reduction in originated OREO balances. Acquired covered nonperforming assets represented 10.97 percent of originated loans and leases plus OREO as of June 30, 2014, in comparison to 7.02 percent at December 31, 2013.

Table 11
Nonperforming Assets

	2014		2013
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Risk Elements
Nonaccrual loans and leases:
Acquired	$54,036	$52,108	$28,493	$29,194	$46,892
Originated	46,485	46,952	53,170	66,840	69,133
Other real estate:
Acquired covered	40,136	41,855	47,081	58,769	84,833
Acquired not covered	9,406	10,664	—	—	—
Originated	25,745	33,840	36,898	40,338	36,942
Total nonperforming assets	$175,808	$185,419	$165,642	$195,141	$237,800
Nonperforming assets:
Acquired covered	$94,172	$93,963	$75,574	$87,963	$131,725
Acquired not covered	9,406	10,664	—	—	—
Originated	72,230	80,792	90,068	107,178	106,075
Total nonperforming assets	$175,808	$185,419	$165,642	$195,141	$237,800
Accruing loans and leases greater than 90 days past due:
Acquired	$69,660	$137,102	$193,892	$205,847	$253,935
Originated	9,872	9,471	8,784	9,363	11,187

Nonperforming assets to total loans and leases plus other real estate:
Acquired covered	10.97%	9.34%	7.02%	7.05%	8.62%
Acquired not covered	3.12	3.36	—	—	—
Originated	0.58	0.66	0.74	0.90	0.91
Total	1.29	1.37	1.25	1.48	1.80

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases. TDRs, which are accruing at the time of restructure and continue to perform based on the restructured terms, are considered performing.

Table 12
Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Accruing TDRs:
Acquired	$62,592	$90,829	$131,156
Originated	93,904	85,126	84,617
Total accruing TDRs	156,496	175,955	215,773
Nonaccruing TDRs:
Acquired	17,861	11,479	27,338
Originated	21,564	19,322	34,490
Total nonaccruing TDRs	39,425	30,801	61,828
All TDRs:
Acquired	80,453	102,308	158,494
Originated	115,468	104,448	119,107
Total TDRs	$195,921	$206,756	$277,601

Interest-Bearing Liabilities
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $13.88 billion as of June 30, 2014, and June 30, 2013, and an increase of $230.1 million since December 31, 2013. The increase from December 31, 2013 is primarily due to the increase in interest-bearing deposits as a result of organic growth and the 1st Financial acquisition.
Deposits
At June 30, 2014, total deposits equaled $18.56 billion, an increase of $682.7 million, or 3.8 percent, since December 31, 2013 and an increase of $538.7 million, or 3.0 percent, since June 30, 2013. The increase from both periods resulted from the 1st Financial merger and additional organic growth in legacy markets.

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
Short-Term Borrowings
At June 30, 2014, short-term borrowings totaled $788.5 million compared to $581.9 million and $511.4 million as of June 30, 2013 and December 31, 2013, respectively. The increase in short-term borrowings is due to subordinated debt with maturities less than one year being reclassified from long-term obligations.
Long-Term Obligations
Long-term obligations equaled $314.5 million at June 30, 2014, down $128.8 million and $196.2 million from June 30, 2013 and December 31, 2013, respectively. The decrease is primarily the result of subordinated debt of $125.0 million with maturities less than one year being reclassified to short-term borrowings.

At June 30, 2014, December 31, 2013 and June 30, 2013, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.
Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities and adjustment for pension funded status, net of deferred taxes, are included in accumulated other comprehensive income within shareholder's equity and directly impact the calculation of our capital ratios. In the aggregate, these items represented a net increase in shareholders' equity of $4.1 million at June 30, 2014, compared to net reductions of $100.2 million at June 30, 2013. The $104.2 million favorable impact on shareholders' equity from June 30, 2013, reflects the combined impact of changes in the funded status of the pension plan and unrealized gains on investment securities available for sale.

Table 13
Analysis of Capital Adequacy

	June 30, 2014	December 31, 2013	June 30, 2013	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 capital	14.61%	14.92%	14.91%	4.00%	6.00%
Total capital	15.95	16.42	16.41	8.00	10.00
Tier 1 leverage ratio	9.71	9.82	9.68	3.00	5.00

Bank
Risk-based capital ratios
Tier 1 capital	13.88%	14.14%	14.42%	4.00%	6.00%
Total capital	15.13	15.57	15.86	8.00	10.00
Tier 1 leverage ratio	9.28	9.36	9.43	3.00	5.00

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

Under the revised rules, BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, would be 13.96 percent at June 30, 2014, compared to the fully phased-in, well-capitalized minimum of 9.0 percent, which includes the 2.5 percent minimum conservation buffer. Management continues to monitor Basel developments and remains committed to managing our capital levels in a prudent manner. The proposed tier 1 common equity ratio is calculated in Table 14.

Table 14
Tier 1 Common Equity

(Dollars in thousands)	June 30, 2014
Tier 1 capital	$2,125,528
Less: restricted core capital	93,500
Tier 1 common equity	$2,032,028
Risk-adjusted assets	$14,551,757

Tier 1 common equity ratio	13.96%

Table 15
BASEL Capital Requirements

This table describes the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that become effective during 2019.

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

RISK MANAGEMENT

Effective risk management is critical to our success. The board of directors has established a Risk Committee that provides oversight of enterprise-wide risk management. The Risk Committee is responsible for establishing risk appetite and supporting tolerances for credit, market and operational risk and ensuring that risk is managed within those tolerances, monitoring compliance with laws and regulations, reviewing the investment securities portfolio to ensure that portfolio returns are managed within market risk tolerance and monitoring our legal activity and associated risk. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower's ability to repay any consumer credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. BancShares implemented the required system, process, procedural and product changes prior to the effective date of the new rules. We have also modified our underwriting standards to ensure compliance with the ability to repay requirements and have determined that we will continue to offer both qualified and non-qualified mortgage products. Historical performance and conservative underwriting of impacted loan portfolios mitigates the risks of non-compliance.

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

Table 16
Net Interest Income Sensitivity Simulation Analysis

This table provides the impact on net interest income resulting from various interest rate shock scenarios as of June 30, 2014 and December 31, 2013.

	Estimated increase in net interest income
Change in interest rate (basis point)	June 30, 2014	December 31, 2013
+100	3.37%	2.95%
+200	4.33	4.56
+300	1.22	3.62

Table 17
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting cash flows of balance sheet items under different interest rate scenarios. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of June 30, 2014 and December 31, 2013.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	June 30, 2014	December 31, 2013
+100	3.55%	2.68%
+200	2.84	0.70
+300	(1.13)	(3.05)

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP. See Note K to the Consolidated Financial Statements, "Derivatives," for additional discussion of this interest rate swap.

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

One of our principal sources of noncore funding is advances from the Federal Home Loan Bank (FHLB) of Atlanta. Outstanding FHLB advances equaled $250.3 million as of June 30, 2014, and we had sufficient collateral pledged to secure $1.11 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities. At June 30, 2014, BancShares had access to $665.0 million in unsecured borrowings through various sources.

Free liquidity includes cash on deposit at various banks, overnight investments and the unpledged portion of investment securities available for sale, all of which can be easily converted to cash. Free liquidity totaled $3.73 billion at June 30, 2014 compared to $3.39 billion at December 31, 2013.
CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our Critical Accounting Policies as described in our 2013 Annual Report on Form 10-K.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2014, BancShares’ market risk profile has not changed significantly from December 31, 2013, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the second quarter of 2014 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Except as discussed below, there have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013.

Additional risks and uncertainties that are not currently known or that management does not currently deem to be material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to become reality or the likelihood of those risks was to increase, the market price of our common stock could decline significantly.

Proposed merger with First Citizens Bancorporation, Inc.
On June 10, 2014, BancShares entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Citizens Bancorporation, Inc., a Bancorporation Carolina corporation (“Bancorporation”), pursuant to which Bancorporation will merge with and into BancShares. The Merger Agreement provides that each share of Bancorporation common stock will be converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elects for each share of such holder’s Bancorporation common stock to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock.
The Merger Agreement has been approved by the independent members of the Board of Directors of each company following a recommendation by a special committee of independent members the board of each company. Subject to certain conditions, including the receipt of shareholder and regulatory approvals, the merger is expected to be completed in the fourth quarter of 2014.
On July 17, 2014, as amended August 6, 2014, BancShares filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. Within that Form S-4, BancShares has identified various risk factors that are related to the proposed Merger.

Certain Risk Factors Relating to the Proposed Merger

The market price of BancShares common stock may fluctuate, which could affect the approval of the merger by Bancorporation's shareholders.Under the terms of the Merger Agreement, each share of Bancorporation common stock outstanding immediately prior to the effective time of the merger (with certain exceptions) will be converted into the right to receive 4.0 shares of BancShares Class A common stock and $50.00 in cash, unless the holder of such share elects, pursuant to a letter of transmittal that will be delivered after closing of the merger, for each share of such holder’s Bancorporation common stock to be converted into the right to receive 3.58 shares of BancShares Class A common stock and 0.42 shares of BancShares Class B common stock. Cash will be paid in lieu of issuing fractional shares of BancShares common stock. The value of the shares of BancShares Class A common stock and BancShares Class B common stock to be issued to Bancorporation shareholders in the merger may fluctuate between now and the closing date of the merger due to a variety of factors, including general market and economic conditions, changes in the parties’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of BancShares and Bancorporation. A decrease in the value of BancShares' common stock could cause Bancorporation's shareholders to withhold their approval of the merger. There can be no assurance as to whether or when the merger will be completed.

BancShares may fail to realize all of the anticipated benefits and cost savings of the merger.
The success of the merger will depend on, among other things, BancShares’ ability to realize anticipated cost savings and to combine the businesses of BancShares and Bancorporation in a manner that does not materially disrupt the existing customer relationships of either BancShares or Bancorporation or result in decreased revenues from customers of either of them. If BancShares is not able to successfully achieve these objectives, then the anticipated benefits and cost savings of the merger may not be realized fully, if at all, or may take longer to realize than expected.
BancShares and Bancorporation have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of either BancShares’ or Bancorporation’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of BancShares or Bancorporation to maintain relationships with their respective clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect BancShares’ ability to successfully conduct its business in the markets in which Bancorporation now operates, which could have an adverse effect on BancShares’ financial results and the value of its stock. Integration efforts by BancShares and Bancorporation will also divert management attention and resources. These integration matters could have an adverse effect on each of BancShares and Bancorporation during the transition period and on the combined company for an undetermined period following completion of the merger. Additionally, the actual benefits and cost savings of the merger could be less than anticipated.
Completion of the merger is subject to many conditions and if these conditions are not satisfied or, where permissible, waived, the merger will not be completed.
The obligations of BancShares and Bancorporation to complete the merger are subject to satisfaction or, where permissible, waiver of a number of conditions, including, among others: (i) the adoption of the merger agreement by BancShares stockholders and Bancorporation shareholders, (ii) the approval of the BancShares charter amendment proposal by BancShares stockholders, (iii) receipt of approval of various governmental authorities without the imposition of a burdensome condition, (iv) the authorization for listing on the NASDAQ Global Select Market of the shares of BancShares Class A common stock to be issued in the merger, (v) the effectiveness of the Registration Statement on Form S-4 filed by BancShares and the absence of any stop order suspending the effectiveness of that Registration Statement (or proceedings for that purpose initiated or threatened by the SEC and not withdrawn), (vi) the absence of any order, injunction or decree by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger, the bank merger or any of the other material transactions contemplated by the merger agreement, (vii) the absence of any statute, rule, regulation, order, injunction or decree enacted, entered, promulgated or enforced by any governmental entity that prohibits or makes illegal consummation of the merger, the bank merger or any of the other material transactions contemplated by the merger agreement, (viii) the accuracy of the representations and warranties of each other party in the merger agreement as of the day on which the merger is completed, subject to the materiality standards provided in the merger agreement and the performance of the other party in all material respects of all obligations required to be performed by it at or prior to the effective time of the merger under the merger agreement (and the receipt by each party of certificates from the other party to such effect), (ix) receipt by each party of an opinion of legal counsel as to certain tax matters, (x) the absence of any events or occurrences that, individually or in the aggregate, have had or would reasonably be expected to have a material adverse effect on the other party, and (xi) a majority of the shares held by the minority holders of Bancorporation common stock must not have voted against the merger. There can be no assurance that the conditions to closing of the merger will be satisfied or, where permissible, waived, or that the merger will be completed. Further, it is possible that one or more of the conditions to closing the merger will not be met and that the board of directors of the party for whom the condition exists will waive the condition, allowing the merger to be completed.
Termination of the merger agreement or failure to complete the merger after approval by Bancorporation shareholders could negatively impact BancShares or Bancorporation.
If the merger agreement is terminated, there may be various consequences. For example, BancShares’ or Bancorporation’s businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of BancShares’ or Bancorporation’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under specified circumstances, Bancorporation has agreed to pay BancShares a termination fee of $6,450,000, $10,000,000 or $22,574,000 (and in certain instances, BancShares’ documented expenses), depending on the timing and circumstances of the termination.

BancShares and Bancorporation will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on BancShares and/or Bancorporation. These uncertainties may impair BancShares and/or Bancorporation’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Bancorporation to seek to change existing business relationships with Bancorporation. Retention of certain employees by Bancshares or Bancorporation may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Bancorporation or BancShares. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Bancorporation or BancShares, Bancorporation’s and/or BancShares' businesses could be harmed.
BancShares and Bancorporation will incur significant transaction and merger-related costs in connection with the merger.
BancShares expects to incur a number of costs associated with the merger and combining the operations of the two companies. The substantial majority of expenses will be comprised of transaction costs related to the merger. The significant costs associated with the merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of Bancorporation, filing fees and printing costs required by applicable law and regulations. Some of these costs have already been incurred or may be incurred regardless of whether the merger is consummated, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees. BancShares also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. BancShares continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although BancShares expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow BancShares to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all.
The merger will result in an increase in the number of shares of BancShares Class A common stock and BancShares Class B common stock available for trading, which could depress the price of such shares and increase the volatility of the price of such shares, both before and after completion of the merger.
The merger will increase the number of shares of BancShares Class A common stock and BancShares Class B common stock available for sale in the public markets. As of June 30, 2014, approximately 8,586,058 shares of BancShares Class A common stock and 1,032,883 shares of BancShares Class B common stock were outstanding.
Because Bancorporation shareholders are entitled to elect whether to exchange their shares of Bancorporation common stock for BancShares Class A common stock and cash or a combination of BancShares Class A common stock and BancShares Class B common stock, the number of new shares of BancShares Class A common stock and new shares of BancShares Class B common stock that will be issued to holders of Bancorporation common stock and become immediately available for sale following the merger is unknown.
Sales of large amounts of shares of BancShares Class A common stock or BancShares Class B common stock could depress the market price of BancShares Class A common stock or BancShares Class B common stock, respectively. In addition, the potential that such sales may occur could depress prices, even in advance of such sales. Neither BancShares nor Bancorporation can predict the effects that any such sales, or the perception that such sales could occur, will have on the price of BancShares common stock, either before or after completion of the merger.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the transactions contemplated by the merger agreement, including the BancShares and Bancorporation merger and the bank merger, may be completed, various approvals must be obtained from bank regulatory authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying consummation of the merger(s) or of imposing additional costs or limitations on BancShares following the merger(s). The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the merger that are not anticipated or cannot be met. If the consummation of the merger(s) is delayed, including by a delay in receipt of necessary governmental approvals, the business, financial condition and results of operations of each company may also be materially adversely affected.

BancShares is, and Bancorporation may be, subject to litigation in connection with the merger; an adverse ruling in any such lawsuit may prevent the merger from being completed.
BancShares and Bancorporation, and their respective directors and officers, may be subject to lawsuits challenging the merger. Following announcement of the merger, BancShares received a shareholder demand from the City of Providence pursuant to Section 220 of the Delaware General Corporation Law ("DGCL") for access to certain books and records of BancShares. The purported basis for the demand was to investigate potential breaches of fiduciary duty and other wrongdoing by BancShares’ officers and directors in connection with the merger. The City of Providence concurrently filed a putative class action lawsuit in the Delaware Court of Chancery against BancShares and its directors challenging Article X, Section 8 of BancShares’ bylaws, which requires certain litigation to be brought only in North Carolina courts to the fullest extent permitted by law. That Delaware complaint, captioned City of Providence v. First Citizens BancShares, Inc., et al., C. A. No. 9795, alleges that the bylaw violates the DGCL and that adoption of the bylaw constituted a breach of fiduciary duty by BancShares’ directors. While not directly challenging the merger, the complaint contains allegations referencing the merger and seeks a declaration that any stockholder action regarding the merger may be brought in the Delaware Court of Chancery. On July 31, 2014, the City of Providence filed a second litigation in Delaware Court of Chancery challenging the merger and seeking to enjoin the BancShares stockholder vote, captioned City of Providence V. Holding, et al., C. A. No. 9988. BancShares and its directors have moved to dismiss both complaints.
If any litigation challenging the merger is successful, the relevant court may issue an order enjoining completion of the merger, which could prevent the merger from being completed or from being completed within the expected time-frame. Regardless of whether any claims are successful, such litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of BancShares' and/or Bancorporation’s businesses.

Risk Factors Relating to Technology:
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

We continue to encounter technological change for which we expect to incur significant expense
The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success requires that we maintain technology and associated facilities that will support our ability to provide products and services that satisfactorily meet the banking and other financial needs of our customers. In 2013, we undertook projects to modernize our systems and associated facilities, strengthen our business continuity and disaster recovery efforts and reduce operational risk. As the projects have evolved over time, we have identified other areas that require infrastructure improvement. As a result of the expanded scope, BancShares has increased the total projected spend to approximately $130 million. The projects will be implemented in phases over the next several years. If the projects’ objectives are not achieved or if the cost of the projects is materially in excess of the estimate, our business, financial condition and financial results could be adversely impacted.

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
PURCHASES OF COMMON STOCK

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013 and continuing through June 30, 2014. As of June 30, 2014, no purchases had occurred pursuant to that authorization. This authorization terminated on June 30, 2014 and was not extended.

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

Date:	August 8, 2014		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ GLENN D. MCCOY
Glenn D. McCoy
Vice President and Chief Financial Officer