Form 10-Q
period 2014-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2014-11-05
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014
or

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
Class B Common Stock—$1 Par Value—1,032,883 shares
(Number of shares outstanding, by class, as of September 30, 2014)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$400,993	$533,599
Overnight investments	707,352	859,324
Investment securities available for sale	5,648,094	5,387,703
Investment securities held to maturity	607	907
Loans held for sale	43,612	47,271
Loans and leases:
Acquired	996,280	1,029,426
Originated	12,806,511	12,104,298
Allowance for loan and lease losses	(200,905)	(233,394)
Net loans and leases	13,601,886	12,900,330
Premises and equipment	891,722	876,522
Other real estate owned:
Covered under loss share agreements	29,272	47,081
Not covered under loss share agreements	43,186	36,898
Income earned not collected	48,511	48,390
FDIC loss share receivable	45,140	93,397
Goodwill	127,140	102,625
Other intangible assets	3,291	1,247
Other assets	351,685	263,797
Total assets	$21,942,491	$21,199,091
Liabilities
Deposits:
Noninterest-bearing	$5,844,786	$5,241,817
Interest-bearing	12,562,155	12,632,249
Total deposits	18,406,941	17,874,066
Short-term borrowings	798,169	511,418
Long-term obligations	313,768	510,769
FDIC loss share payable	116,924	109,378
Other liabilities	139,982	116,785
Total liabilities	19,775,784	19,122,416
Shareholders’ Equity
Common stock:
Class A - $1 par value (16,000,000 and 11,000,000 shares authorized; 8,586,058 shares issued and outstanding at September 30, 2014 and December 31, 2013)	8,586	8,586
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at September 30, 2014 and December 31, 2013)	1,033	1,033
Surplus	143,766	143,766
Retained earnings	2,015,180	1,948,558
Accumulated other comprehensive loss	(1,858)	(25,268)
Total shareholders’ equity	2,166,707	2,076,675
Total liabilities and shareholders’ equity	$21,942,491	$21,199,091

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2014	2013	2014	2013
Interest income
Loans and leases	$164,259	$182,201	$489,401	$579,115
Investment securities interest and dividend income	12,707	9,696	36,902	26,299
Overnight investments	655	737	2,023	1,750
Total interest income	177,621	192,634	528,326	607,164
Interest expense
Deposits	5,703	7,923	18,534	27,233
Short-term borrowings	2,694	744	4,830	2,128
Long-term obligations	3,002	4,784	12,111	14,210
Total interest expense	11,399	13,451	35,475	43,571
Net interest income	166,222	179,183	492,851	563,593
Provision (credit) for loan and lease losses	1,537	(7,683)	(7,665)	(39,531)
Net interest income after provision (credit) for loan and lease losses	164,685	186,866	500,516	603,124
Noninterest income
Cardholder services	13,248	12,791	38,337	35,887
Merchant services	15,556	14,887	44,112	42,619
Service charges on deposit accounts	15,489	15,546	45,194	45,428
Wealth management services	15,657	15,112	46,352	44,724
Fees from processing services	7,303	4,539	17,846	15,209
Other service charges and fees	4,001	4,043	12,195	11,775
Mortgage income	1,164	2,277	3,329	9,734
Insurance commissions	2,422	2,772	7,962	8,146
ATM income	1,199	1,316	3,661	3,798
Adjustments to FDIC loss share receivable	(4,386)	(23,298)	(32,030)	(61,790)
Other	5,737	21,933	16,995	38,896
Total noninterest income	77,390	71,918	203,953	194,426
Noninterest expense
Salaries and wages	81,825	76,463	243,017	228,384
Employee benefits	19,797	21,889	59,638	70,136
Occupancy expense	20,265	18,844	60,975	56,117
Equipment expense	18,767	18,822	57,121	56,466
FDIC insurance expense	2,915	2,706	8,191	7,795
Foreclosure-related expenses	4,838	4,287	13,787	12,059
Merger-related expenses	1,505	—	7,352	—
Other	51,898	49,132	141,779	144,108
Total noninterest expense	201,810	192,143	591,860	575,065
Income before income taxes	40,265	66,641	112,609	222,485
Provision for income taxes	13,902	25,659	37,330	82,012
Net income	$26,363	$40,982	$75,279	$140,473
Average shares outstanding	9,618,941	9,618,941	9,618,941	9,618,955
Net income per share	$2.74	$4.26	$7.83	$14.60

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2014	2013	2014	2013
Net income	$26,363	$40,982	$75,279	$140,473

Other comprehensive (loss) income
Unrealized (losses) gains on securities:
Change in unrealized securities (losses) gains arising during period	(11,444)	3,470	32,006	(36,998)
Tax effect	4,444	(1,177)	(12,425)	14,657
Total change in unrealized (losses) gains on securities, net of tax	(7,000)	2,293	19,581	(22,341)

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	949	287	2,236	2,489
Tax effect	(367)	(186)	(863)	(1,055)
Total change in unrecognized loss on cash flow hedges, net of tax	582	101	1,373	1,434

Change in pension obligation:
Reclassification adjustment for gains included in income before income taxes	822	4,298	4,019	12,896
Tax effect	(319)	(2,061)	(1,563)	(5,428)
Total change in pension obligation, net of tax	503	2,237	2,456	7,468

Other comprehensive (loss) income	(5,915)	4,631	23,410	(13,439)

Total comprehensive income	$20,448	$45,613	$98,689	$127,034

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,792,726	$(82,106)	$1,864,007
Net income	—	—	—	140,473	—	140,473
Other comprehensive loss, net of tax	—	—	—	—	(13,439)	(13,439)
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($0.90 per share)	—	—	—	(8,663)	—	(8,663)
Balance at September 30, 2013	$8,586	$1,033	$143,766	$1,924,217	$(95,545)	$1,982,057

Balance at December 31, 2013	$8,586	$1,033	$143,766	$1,948,558	$(25,268)	$2,076,675
Net income	—	—	—	75,279	—	75,279
Other comprehensive income, net of tax	—	—	—	—	23,410	23,410
Cash dividends ($0.90 per share)	—	—	—	(8,657)	—	(8,657)
Balance at September 30, 2014	$8,586	$1,033	$143,766	$2,015,180	$(1,858)	$2,166,707
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,279	$140,473
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan and lease losses	(7,665)	(39,531)
Deferred tax benefit	(23,030)	(18,000)
Change in current taxes payable	(24,716)	(37,737)
Depreciation	53,249	52,212
Change in accrued interest payable	(1,434)	(3,302)
Change in income earned not collected	(121)	1,556
Gain on sale of processing services, net	—	(4,085)
Origination of loans held for sale	(198,134)	(323,665)
Proceeds from sale of loans held for sale	206,310	376,395
Gain on sale of loans	(3,334)	(9,451)
Net writedowns/losses on other real estate	9,770	4,574
Net amortization of premiums and discounts	(35,342)	(96,091)
FDIC receivable for loss share agreements	16,708	58,802
FDIC payable for loss share agreements	7,546	5,862
Net change in other assets	(34,872)	107,757
Net change in other liabilities	27,327	47,692
Net cash provided by operating activities	67,541	263,461
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans outstanding	(329,925)	364,916
Purchases of investment securities available for sale	(1,999,666)	(1,940,198)
Proceeds from maturities/calls of investment securities held to maturity	300	329
Proceeds from maturities/calls of investment securities available for sale	1,993,051	1,951,735
Net change in overnight investments	151,972	(910,951)
Cash (paid to) received from the FDIC for loss share agreements	(5,479)	45,103
Proceeds from sale of other real estate	55,478	120,712
Additions to premises and equipment	(65,763)	(38,887)
Business acquisition, net of cash acquired	18,194	—
Net cash used by investing activities	(181,838)	(407,241)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	(301,849)	(529,675)
Net change in demand and other interest-bearing deposits	202,853	506,969
Net change in short-term borrowings	91,345	35,930
Repayment of long-term obligations	(2,001)	(3,958)
Origination of long-term obligations	—	70,000
Repurchase of common stock	—	(321)
Cash dividends paid	(8,657)	(5,777)
Net cash (used) provided by financing activities	(18,309)	73,168
Change in cash and due from banks	(132,606)	(70,612)
Cash and due from banks at beginning of period	533,599	639,730
Cash and due from banks at end of period	$400,993	$569,118
CASH PAYMENTS FOR:
Interest	$36,909	$46,873
Income taxes	112,836	99,398
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	42,136	78,303
Dividends declared but not paid	2,886	2,886
Reclassification of long-term obligations to short-term borrowings	195,000	—
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
Recent Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”
This ASU requires a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.
The amendments in this ASU are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2015.
FASB ASU 2014-11, “Transfers and Servicing (Topic 860)”
This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.
The accounting changes in this ASU are effective for fiscal years beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale is effective for the fiscal period beginning after December 15, 2014, the disclosures for transactions accounted for as secured borrowings are required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. BancShares will adopt the guidance effective in the first quarter of 2015, and is currently evaluating the impact of the new standard on the financial statement disclosures. BancShares does not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.
FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements.
The guidance in this ASU is effective for fiscal periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2017 using one of two retrospective application methods.
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

The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. BancShares will adopt the guidance effective in the first quarter of 2015, and is currently evaluating the impact of the new standard on the financial statement disclosures. BancShares does not anticipate any significant impact on our consolidated financial position or consolidated results of operations as a result of adoption.
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
The amendments in this ASU should be applied retrospectively to all periods presented and are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. BancShares is currently evaluating the impact of the new standard and is targeting a December 31, 2014 adoption and implementation for qualifying affordable housing project investments.

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
The provisions of this ASU were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. BancShares adopted the guidance effective in the first quarter of 2014. The initial adoption had no effect on our consolidated financial position or consolidated results of operations.
FASB ASU 2013-04, “Liabilities”
This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.
The amendments in this update were effective for fiscal years beginning after December 31, 2013. BancShares adopted the guidance effective first quarter of 2014. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations.

NOTE B - BUSINESS COMBINATIONS

Merger with First Citizens Bancorporation, Inc.

On October 1, 2014, BancShares completed the merger of First Citizens Bancorporation, Inc. (Bancorporation) with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. First Citizens Bank and Trust Company, Inc. (FCB-SC) is expected to merge with and into FCB during the first quarter of 2015.

Under the terms of the Merger Agreement, each share of Bancorporation common stock will be converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elects for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. Bancorporation shareholders have until December 5, 2014 to make this election.

The merger between BancShares and Bancorporation creates a more diversified financial institution that is better equipped to respond to economic and industry developments. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

The merger will be accounted for in accordance with the acquisition method of accounting. BancShares is undertaking a comprehensive review and determination of the fair value of the assets and liabilities of Bancorporation to ensure that they conform to the measurement and reporting guidance set forth for the accounting for business combinations. Determining the fair value of asset and liabilities, especially in the loan portfolio, is a complex process involving significant judgment regarding estimates and assumptions used to calculate fair values. Accordingly, the initial accounting for the merger is not complete. A Current Report on Form 8-K was filed on October 1, 2014 with respect to completion of the merger.

BancShares incurred merger expenses of $1.2 million and $2.4 million for the three and nine months ended September 30, 2014 for the merger with Bancorporation.

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

The 1st Financial transaction was accounted for under the acquisition method of accounting, and the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their estimated fair values as of the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During the third quarter of 2014, no adjustments were deemed necessary.

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by 1st Financial, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by FCB.

	January 1, 2014
(Dollars in thousands)	As recorded by 1st Financial	Fair value adjustments	As recorded by FCB
Assets
Cash and cash equivalents	$28,194	$—	$28,194
Investment securities	246,890	(9,452)	237,438
Loans held for sale	1,183	—	1,183
Restricted equity securities	3,105	671	3,776
Loans	338,170	(21,843)	316,327
Less: allowance for loan losses	(7,796)	7,796	—
Premises and equipment	3,871	(1,185)	2,686
Other real estate owned	12,896	(1,305)	11,591
Intangible assets	—	3,780	3,780
Other assets	16,811	(465)	16,346
Total assets acquired	$643,324	$(22,003)	$621,321
Liabilities
Deposits:
Noninterest-bearing	$152,444	$—	$152,444
Interest-bearing	477,881	1,546	479,427
Total deposits	630,325	1,546	631,871
Short-term borrowings	406	—	406
Other liabilities	3,392	167	3,559
Total liabilities assumed	$634,123	$1,713	635,836
Fair value of net liabilities assumed			14,515
Cash paid to shareholders			2,000
Cash paid to acquire TARP securities			8,000
Goodwill recorded for 1st Financial			$24,515

Goodwill recorded for 1st Financial represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations and other non-identifiable intangible assets. The 1st Financial transaction is a taxable asset acquisition, and goodwill resulting from the transaction is deductible for income tax purposes.

Merger costs related to the 1st Financial transaction incurred were $0.3 million and $5.0 million for the three and nine months ended September 30, 2014. Loan related interest income generated from 1st Financial was approximately $4.1 million for the third quarter of 2014 and $12.7 million for the year to date period.

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

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,888,647	$583	$1,420	$1,887,810
Government agency	1,128,752	1,294	393	1,129,653
Mortgage-backed securities	2,591,641	7,322	21,498	2,577,465
Equity securities	543	29,485	—	30,028
Municipal securities	125	1	—	126
Other	23,012	—	—	23,012
Total investment securities available for sale	$5,632,720	$38,685	$23,311	$5,648,094

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$373,223	$259	$45	$373,437
Government agency	2,543,223	1,798	792	2,544,229
Mortgage-backed securities	2,486,297	4,526	43,950	2,446,873
Equity securities	543	21,604	—	22,147
Municipal securities	186	1	—	187
Other	863	—	33	830
Total investment securities available for sale	$5,404,335	$28,188	$44,820	$5,387,703

	September 30, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$607	$31	$—	$638

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$907	$67	$—	$974

As of September 30, 2014, equity securities included an investment in Bancorporation stock of $29.6 million. Pursuant to the Merger Agreement, the shares of capital stock of Bancorporation held were canceled and ceased to exist when the merger became effective October 1, 2014. Included in Other at September 30, 2014 are Trust Preferred Securities issued by a former business trust subsidiary of Bancorporation, FCB/SC Capital Trust II, which were purchased by BancShares during the third quarter of 2014 with a contractual maturity of June 15, 2034. These are the only securities included within Other as the previous amount was a single subordinated debt security that was called during the second quarter of 2014. Upon completion of the merger with Bancorporation on October 1, 2014, the issuer of the Trust Preferred Securities became a subsidiary of BancShares and, for future financial statement purposes, the investment in the Trust Preferred Securities will be eliminated in consolidation at BancShares.

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

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$529,931	$530,363	$839,956	$840,883
One through five years	2,487,593	2,487,226	2,077,539	2,077,800
Over 10 years	23,012	23,012	—	—
Mortgage-backed securities	2,591,641	2,577,465	2,486,297	2,446,873
Equity securities	543	30,028	543	22,147
Total investment securities available for sale	$5,632,720	$5,648,094	$5,404,335	$5,387,703
Investment securities held to maturity
Mortgage-backed securities held to maturity	$607	$638	$907	$974
There were no realized securities gains (losses) during any period presented.

The following table provides information regarding securities with unrealized losses as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$999,783	$1,420	$—	$—	$999,783	$1,420
Government agency	291,783	393	—	—	291,783	393
Mortgage-backed securities	486,678	2,210	1,090,467	19,288	1,577,145	21,498
Total	$1,778,244	$4,023	$1,090,467	$19,288	$2,868,711	$23,311

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$102,105	$45	$—	$—	$102,105	$45
Government agency	780,552	761	29,969	31	810,521	792
Mortgage-backed securities	2,221,213	42,876	26,861	1,074	2,248,074	43,950
Other	830	33	—	—	830	33
Total	$3,104,700	$43,715	$56,830	$1,105	$3,161,530	$44,820
Investment securities with an aggregate fair value of $1.09 billion and $56.8 million had continuous unrealized losses for more than 12 months as of September 30, 2014 and December 31, 2013, with an aggregate unrealized loss of $19.3 million and $1.1 million, respectively. As of September 30, 2014, all 107 of these investments are U.S. government agency and government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of September 30, 2014 or December 31, 2013 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2.78 billion at September 30, 2014 and $2.75 billion at December 31, 2013 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

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

Construction and land development – Construction and land development consists of loans to finance land for development, investment, and use in a commercial business enterprise; multifamily apartments; and other commercial buildings that may be owner-occupied or income generating investments for the owner.

Commercial mortgage – Commercial mortgage consists of loans to purchase or refinance owner-occupied nonresidential and investment properties. Investment properties include office buildings and other facilities that are rented or leased to unrelated parties.

Other commercial real estate – Other commercial real estate consists of loans secured by farmland (including residential farms and other improvements) and multifamily (5 or more) residential properties.

Commercial and industrial – Commercial and industrial consists of loans or lines of credit to finance corporate credit cards, accounts receivable, inventory and other general business purposes.

Lease financing – Lease financing consists solely of lease financing agreements.

Other – Other consists of all other commercial loans not classified in one of the preceding classes. These typically include loans to non-profit organizations such as churches, hospitals, educational and charitable organizations.

Noncommercial – Noncommercial consist of residential and revolving mortgage, construction and land development, and consumer loans.

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

Loans and leases outstanding include the following at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Acquired loans
Commercial:
Construction and land development	$59,808	$78,915
Commercial mortgage	579,435	642,891
Other commercial real estate	36,043	41,381
Commercial and industrial	25,813	17,254
Other	1,662	866
Total commercial loans	702,761	781,307
Noncommercial:
Residential mortgage	240,681	213,851
Revolving mortgage	50,048	30,834
Construction and land development	1,144	2,583
Consumer	1,646	851
Total noncommercial loans	293,519	248,119
Total acquired loans	996,280	1,029,426
Originated loans and leases:
Commercial:
Construction and land development	382,775	319,847
Commercial mortgage	6,475,366	6,362,490
Other commercial real estate	177,681	178,754
Commercial and industrial	1,359,945	1,081,158
Lease financing	443,318	381,763
Other	213,224	175,336
Total commercial loans	9,052,309	8,499,348
Noncommercial:
Residential mortgage	1,141,049	982,421
Revolving mortgage	2,120,167	2,113,285
Construction and land development	117,209	122,792
Consumer	375,777	386,452
Total noncommercial loans	3,754,202	3,604,950
Total originated loans and leases	12,806,511	12,104,298
Total loans and leases	$13,802,791	$13,133,724

At September 30, 2014, $467.9 million in acquired loans were covered under loss share agreements, compared to $1.03 billion at December 31, 2013. The remaining acquired loans at September 30, 2014 are primarily related to loans from the 1st Financial merger or with expired loss share agreements. The loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank (TVB) and Venture Bank (VB) during the third quarter of 2014. The acquired loan balances at September 30, 2014 for the expired agreements from TVB and VB are $191.7 million and $64.4 million, respectively. During the first quarter of 2015, the loss share protection will expire for non-single family residential loans acquired from Sun American Bank (SAB) and all loans acquired from First Regional Bank (FRB). The acquired loan balance at September 30, 2014 for the agreements from SAB and FRB are $50.8 million and $80.3 million, respectively. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables.

At September 30, 2014, $2.70 billion in originated loans with a lendable collateral value of $1.47 billion are used to secure $240.3 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $1.23 billion, compared to $2.56 billion in originated loans with a lendable collateral value of $1.38 billion used to secure $240.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $1.14 billion at December 31, 2013.

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

The credit quality indicators for commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Each commercial loan is evaluated annually with more frequent evaluation of more severely criticized loans or leases. The credit quality indicators for noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases. Acquired loans are bifurcated into commercial and noncommercial segments and credit quality indicators are developed through a review of individual borrowers on an ongoing basis. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

Pass – A pass rated asset is one in which repayment is considered highly likely and there are no observable weaknesses in the asset. Such an asset does not meet any of the characteristics for classification.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of originated, ungraded loans at September 30, 2014 and December 31, 2013 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage loans and other commercial real estate loans. As of December 31, 2013, ungraded loans also included tobacco buyout loans classified as commercial and industrial loans. Final payment from the Commodity Credit Corporation was received during January 2014 for tobacco buyout loans held by FCB. As of September 30, 2014, ungraded also includes $91.5 million of loans resulting from the 1st Financial merger.

Originated loans and leases outstanding at September 30, 2014 and December 31, 2013 by credit quality indicator are provided below:

	September 30, 2014
(Dollars in thousands)	Originated commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
Pass	$371,835	$6,218,527	$174,039	$1,253,945	$434,915	$213,184	$8,666,445
Special mention	6,028	112,342	889	19,804	4,783	—	143,846
Substandard	4,912	140,703	2,590	5,461	3,204	40	156,910
Doubtful	—	2,494	—	19	399	—	2,912
Ungraded	—	1,300	163	80,716	17	—	82,196
Total	$382,775	$6,475,366	$177,681	$1,359,945	$443,318	$213,224	$9,052,309

	December 31, 2013
	Originated commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
Pass	$308,231	$6,094,505	$174,913	$964,840	$375,371	$174,314	$8,092,174
Special mention	8,620	119,515	1,362	14,686	2,160	982	147,325
Substandard	2,944	141,913	2,216	6,352	3,491	40	156,956
Doubtful	52	5,159	75	144	592	—	6,022
Ungraded	—	1,398	188	95,136	149	—	96,871
Total	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$8,499,348

	September 30, 2014
	Originated noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
Current	$1,111,371	$2,104,212	$116,377	$372,348	$3,704,308
30-59 days past due	18,528	8,941	458	2,045	29,972
60-89 days past due	3,380	2,064	117	828	6,389
90 days or greater past due	7,770	4,950	257	556	13,533
Total	$1,141,049	$2,120,167	$117,209	$375,777	$3,754,202

	December 31, 2013
	Originated noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
Current	$955,300	$2,095,480	$121,026	$382,710	$3,554,516
30-59 days past due	12,885	10,977	1,193	2,114	27,169
60-89 days past due	4,658	2,378	317	955	8,308
90 days or greater past due	9,578	4,450	256	673	14,957
Total	$982,421	$2,113,285	$122,792	$386,452	$3,604,950

Acquired loans and leases outstanding at September 30, 2014 and December 31, 2013 by credit quality indicator are provided below:

	September 30, 2014
(Dollars in thousands)	Acquired loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
Pass	$7,883	$318,221	$11,249	$20,208	$131,302	$22,811	$70	$1,416	$513,160
Special mention	5,669	103,276	16,005	2,685	4,148	3,396	—	—	135,179
Substandard	40,876	144,810	8,789	2,767	32,636	2,588	50	240	232,756
Doubtful	2,766	12,737	—	153	771	965	294	—	17,686
Ungraded	2,614	391	—	—	71,824	20,288	730	1,652	97,499
Total	$59,808	$579,435	$36,043	$25,813	$240,681	$50,048	$1,144	$3,308	$996,280

	December 31, 2013
	Acquired loans
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
Pass	$2,619	$296,824	$22,225	$8,021	$135,326	$26,322	$149	$1,345	$492,831
Special mention	15,530	125,295	3,431	2,585	6,301	2,608	—	—	155,750
Substandard	52,228	179,657	7,012	5,225	52,774	1,013	2,139	—	300,048
Doubtful	7,436	40,471	8,713	1,257	2,058	891	295	—	61,121
Ungraded	1,102	644	—	166	17,392	—	—	372	19,676
Total	$78,915	$642,891	$41,381	$17,254	$213,851	$30,834	$2,583	$1,717	$1,029,426

The aging of the outstanding loans and leases, by class, at September 30, 2014 and December 31, 2013 (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below.

The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Originated loans and leases:
Construction and land development - commercial	$379	$13	$313	$705	$382,070	$382,775
Commercial mortgage	11,337	4,536	11,009	26,882	6,448,484	6,475,366
Other commercial real estate	808	67	—	875	176,806	177,681
Commercial and industrial	5,366	634	845	6,845	1,353,100	1,359,945
Lease financing	527	322	513	1,362	441,956	443,318
Other	—	—	—	—	213,224	213,224
Residential mortgage	18,528	3,380	7,770	29,678	1,111,371	1,141,049
Revolving mortgage	8,941	2,064	4,950	15,955	2,104,212	2,120,167
Construction and land development - noncommercial	458	117	257	832	116,377	117,209
Consumer	2,045	828	556	3,429	372,348	375,777
Total originated loans and leases	$48,389	$11,961	$26,213	$86,563	$12,719,948	$12,806,511

	December 31, 2013
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Originated loans and leases:
Construction and land development - commercial	$1,603	$9	$457	$2,069	$317,778	$319,847
Commercial mortgage	11,131	3,601	14,407	29,139	6,333,351	6,362,490
Other commercial real estate	139	210	470	819	177,935	178,754
Commercial and industrial	3,336	682	436	4,454	1,076,704	1,081,158
Lease financing	789	1,341	101	2,231	379,532	381,763
Other	—	85	—	85	175,251	175,336
Residential mortgage	12,885	4,658	9,578	27,121	955,300	982,421
Revolving mortgage	10,977	2,378	4,450	17,805	2,095,480	2,113,285
Construction and land development - noncommercial	1,193	317	256	1,766	121,026	122,792
Consumer	2,114	955	673	3,742	382,710	386,452
Total originated loans and leases	$44,167	$14,236	$30,828	$89,231	$12,015,067	$12,104,298

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2014 and December 31, 2013 (excluding acquired loans and leases) are as follows:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Originated loans and leases:
Construction and land development - commercial	$258	$110	$544	$—
Other commercial real estate	1,401	—	1,610	—
Commercial mortgage	30,279	2,160	33,529	1,113
Commercial and industrial	1,696	111	1,428	294
Lease financing	410	513	832	—
Residential mortgage	13,713	1,870	14,701	1,998
Revolving mortgage	—	4,950	—	4,450
Construction and land development - noncommercial	—	257	457	256
Consumer	21	556	69	673
Total originated loans and leases	$47,778	$10,527	$53,170	$8,784
Acquired Loans
The following table provides changes in the recorded investment of acquired loans during the nine months ended September 30, 2014 and September 30, 2013:

(Dollars in thousands)	2014	2013
Balance at January 1	$1,029,426	$1,809,235
Fair value of acquired loans	316,327	—
Accretion	89,775	179,792
Payments received and other changes, net	(439,248)	(800,746)
Balance at September 30	$996,280	$1,188,281
Unpaid principal balance at September 30	$1,754,882	$2,082,873

The recorded investment of acquired loans on the cost recovery method was $36.8 million at September 30, 2014 and $28.5 million at December 31, 2013. This increase is primarily driven by one large acquired loan relationship that was moved to cost recovery during the first quarter of 2014. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the timing and amount of ultimate disposition of the asset.

The following table documents changes to the amount of accretable yield for the first nine months of 2014 and 2013.

(Dollars in thousands)	2014	2013
Balance at January 1	$439,990	$539,564
Additions	84,295	—
Accretion	(89,775)	(179,792)
Reclassifications from nonaccretable difference	1,374	61,689
Changes in expected cash flows that do not affect nonaccretable difference	(22,068)	45,611
Balance at September 30	$413,816	$467,072

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present the activity in the allowance for originated loan and lease losses by loan class for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Originated Loans
Allowance for loan and lease losses:
Balance at July 1	$11,116	$92,129	$806	$26,909	$4,365	$612	$9,301	$16,797	$905	$13,975	$—	$176,915
Provision	1,469	(8,082)	61	4,361	(71)	127	15	2,075	21	1,758	—	1,734
Charge-offs	—	(277)	—	(1,414)	(28)	—	(231)	(925)	(45)	(2,467)	—	(5,387)
Recoveries	15	476	8	227	34	—	28	174	14	867	—	1,843
Balance at September 30	$12,600	$84,246	$875	$30,083	$4,300	$739	$9,113	$18,121	$895	$14,133	$—	$175,105

	Three months ended September 30, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Balance at July 1	$11,732	$104,842	$1,057	$19,309	$4,992	$360	$9,996	$14,997	$720	$13,777	$—	$181,782
Provision	1,797	(5,256)	(56)	4,656	(439)	(171)	515	2,206	(214)	1,894	—	4,932
Charge-offs	(3,030)	(794)	(5)	(1,671)	(31)	—	(719)	(1,472)	(59)	(2,445)	—	(10,226)
Recoveries	84	241	39	344	71	—	253	84	101	577	—	1,794
Balance at September 30	$10,583	$99,033	$1,035	$22,638	$4,593	$189	$10,045	$15,815	$548	$13,803	$—	$178,282

	Nine months ended September 30, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Balance at January 1	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$—	$179,874
Provision	2,219	(17,021)	(167)	9,369	(420)	562	(933)	4,681	274	5,770	—	4,334
Charge-offs	—	(718)	—	(2,440)	(100)	(13)	(649)	(3,249)	(138)	(7,271)	—	(14,578)
Recoveries	46	1,728	33	792	71	—	184	450	78	2,093	—	5,475
Balance at September 30	$12,600	$84,246	$875	$30,083	$4,300	$739	$9,113	$18,121	$895	$14,133	$—	$175,105

	Nine months ended September 30, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Balance at January 1	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Provision	3,259	(7,695)	(207)	3,951	1,358	307	2,126	4,546	(571)	4,183	(78)	11,179
Charge-offs	(4,570)	(1,662)	(77)	(3,917)	(123)	(6)	(1,987)	(4,540)	(304)	(7,601)	—	(24,787)
Recoveries	722	740	75	1,003	90	1	353	462	180	1,850	—	5,476
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Balance at September 30	$10,583	$99,033	$1,035	$22,638	$4,593	$189	$10,045	$15,815	$548	$13,803	$—	$178,282
(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15.8 million previously designated as 'non-specific' to other loan classes and the absorption of $7.4 million of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL.

The commercial mortgage loan class had a net credit provision of $8.1 million and $17.0 million for the three and nine months ended September 30, 2014, respectively. The net credit provision for the three and nine months ended September 30, 2013 was $5.3 million and $7.7 million, respectively. The net credit provision for all periods was primarily the result of improvements in the credit risk rating mix and lower credit default trends within this loan class.

The provision for commercial and industrial loans totaled $4.4 million and $4.7 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The quarter-to-date change is primarily due to lower credit default trends. The provision for the nine months ended September 30, 2014 and September 30, 2013 totaled $9.4 million and $4.0 million, respectively. The year-to-date change was a result of increased loans during the respective period.

The following tables present the allowance for originated loan losses and the recorded investment in originated loans, by loan class, based on impairment method as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$382	$5,811	$173	$3,042	$151	$6	$1,416	$1,060	$103	$594	$12,738
ALLL for loans and leases collectively evaluated for impairment	12,218	78,435	702	27,041	4,149	733	7,697	17,061	792	13,539	162,367
Total allowance for loan and lease losses	$12,600	$84,246	$875	$30,083	$4,300	$739	$9,113	$18,121	$895	$14,133	$175,105

Loans and leases:
Loans and leases individually evaluated for impairment	$2,068	$88,735	$1,966	$11,484	$281	$40	$14,800	$3,497	$1,498	$1,042	$125,411
Loans and leases collectively evaluated for impairment	380,707	6,386,631	175,715	1,348,461	443,037	213,184	1,126,249	2,116,670	115,711	374,735	12,681,100
Total loan and leases	$382,775	$6,475,366	$177,681	$1,359,945	$443,318	$213,224	$1,141,049	$2,120,167	$117,209	$375,777	$12,806,511

	December 31, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$103	$6,873	$209	$771	$54	$—	$1,586	$372	$72	$121	$10,161
ALLL for loans and leases collectively evaluated for impairment	10,232	93,384	800	21,591	4,695	190	8,925	15,867	609	13,420	169,713
Total allowance for loan and lease losses	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874

Loans and leases:
Loans and leases individually evaluated for impairment	$2,272	$97,111	$1,878	$9,300	$188	$—	$15,539	$3,596	$1,108	$1,154	$132,146
Loans and leases collectively evaluated for impairment	317,575	6,265,379	176,876	1,071,858	381,575	175,336	966,882	2,109,689	121,684	385,298	11,972,152
Total loan and leases	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$982,421	$2,113,285	$122,792	$386,452	$12,104,298

The total reserves for individually impaired loans increased due to enhancements in the TDR impairment calculation made in the second quarter of 2014. TDR impairment evaluation, for performing TDRs, has historically been calculated on pools of homogeneous loan groups, as determined by loan type with similar risk characteristics and performance trends, using a discounted cash flow analysis. Management enhanced this process during the second quarter to include individual loan level impairment analysis for performing TDRs which resulted in higher impairment estimates for some TDR loans.

The following tables show the activity in the allowance for acquired loan and lease losses by loan class for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three months ended September 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Acquired Loans
Allowance for loan and lease losses:
Balance at July 1	$3,803	$17,315	$407	$375	$7,093	$81	$—	$257	$29,331
Provision	(1,815)	(2,374)	(435)	182	187	3,899	239	(80)	(197)
Charge-offs	(1,633)	(2,357)	106	839	(188)	(1)	(83)	(17)	(3,334)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$355	$12,584	$78	$1,396	$7,092	$3,979	$156	$160	$25,800

	Three months ended September 30, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at July 1	$7,589	$33,588	$4,596	$5,936	$17,272	$6,031	$1,232	$290	$76,534
Provision	(3,707)	(1,944)	(2,673)	(73)	(2,445)	(1,195)	(467)	(111)	(12,615)
Charge-offs	(1,263)	(2,324)	—	(89)	(509)	—	(217)	—	(4,402)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$2,619	$29,320	$1,923	$5,774	$14,318	$4,836	$548	$179	$59,517

	Nine months ended September 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520
Provision	1,463	(6,946)	(1,382)	(1,883)	(4,289)	1,502	(443)	(21)	(11,999)
Charge-offs	(2,428)	(10,376)	106	(1,996)	(421)	(482)	(83)	(41)	(15,721)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$355	$12,584	$78	$1,396	$7,092	$3,979	$156	$160	$25,800

	Nine months ended September 30, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$31,186	$50,275	$11,234	$8,897	$19,837	$9,754	$8,287	$502	$139,972
Provision	(25,132)	(10,809)	(2,689)	2,067	(3,546)	(4,918)	(7,739)	2,056	(50,710)
Charge-offs	(3,435)	(10,146)	(6,622)	(5,190)	(1,973)	—	—	(2,379)	(29,745)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$2,619	$29,320	$1,923	$5,774	$14,318	$4,836	$548	$179	$59,517

The following tables show the ending balances of acquired loans and leases and related allowance by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$355	$12,584	$78	$1,396	$7,092	$3,979	$156	$160	$25,800

Loans and leases acquired with deteriorated credit quality	59,808	579,435	36,043	25,797	240,681	50,048	1,144	3,324	996,280

	December 31, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520

Loans and leases acquired with deteriorated credit quality	78,915	642,891	41,381	17,254	213,851	30,834	2,583	1,717	1,029,426

As of September 30, 2014 and December 31, 2013, $532.0 million and $459.9 million, respectively, in acquired loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on originated loans and leases that are individually evaluated for impairment as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Impaired originated loans and leases
Construction and land development - commercial	$1,379	$689	$2,068	$7,090	$382
Commercial mortgage	56,845	31,890	88,735	94,021	5,811
Other commercial real estate	720	1,246	1,966	2,365	173
Commercial and industrial	10,272	1,212	11,484	12,563	3,042
Lease financing	281	—	281	281	151
Other	40	—	40	40	6
Residential mortgage	9,556	5,244	14,800	15,260	1,416
Revolving mortgage	3,497	—	3,497	4,719	1,060
Construction and land development - noncommercial	1,323	175	1,498	1,498	103
Consumer	1,023	19	1,042	1,092	594
Total impaired originated loans and leases	$84,936	$40,475	$125,411	$138,929	$12,738

	December 31, 2013
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Impaired originated loans and leases
Construction and land development - commercial	$1,025	$1,247	$2,272	$7,306	$103
Commercial mortgage	57,819	39,292	97,111	103,522	6,873
Other commercial real estate	783	1,095	1,878	2,279	209
Commercial and industrial	7,197	2,103	9,300	10,393	771
Lease financing	133	55	188	188	54
Residential mortgage	11,534	4,005	15,539	15,939	1,586
Revolving mortgage	3,382	214	3,596	3,596	372
Construction and land development - noncommercial	651	457	1,108	1,108	72
Consumer	1,154	—	1,154	1,154	121
Total impaired originated loans and leases	$83,678	$48,468	$132,146	$145,485	$10,161

The following tables show the average impaired originated loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30, 2014		Three months ended September 30, 2013
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Impaired originated loans and leases:
Construction and land development - commercial	$2,296	$26	$5,553	$29
Commercial mortgage	90,318	806	117,584	1,575
Other commercial real estate	1,980	7	2,852	39
Commercial and industrial	11,699	108	12,136	127
Lease financing	312	5	312	5
Other	42	1	—	—
Residential mortgage	15,071	111	15,137	181
Revolving mortgage	3,708	29	6,564	47
Construction and land development - noncommercial	1,942	27	943	14
Consumer	1,063	19	1,253	4
Average impaired originated loans and leases	$128,431	$1,139	$162,334	$2,021

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Impaired originated loans and leases:
Construction and land development - commercial	$1,701	$57	$7,793	$242
Commercial mortgage	86,131	2,522	107,929	4,413
Other commercial real estate	2,474	67	2,893	121
Commercial and industrial	14,227	461	13,811	533
Lease financing	589	26	399	19
Other	29	2	—	—
Residential mortgage	15,525	395	15,441	253
Revolving mortgage	4,069	105	6,337	459
Construction and land development - noncommercial	1,902	77	907	39
Consumer	1,710	70	1,508	33
Average impaired originated loans and leases	$128,357	$3,782	$157,018	$6,112

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (TDRs). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise grant. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, loans acquired under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. Modifications of acquired loans that are part of a pool are not designated as TDRs unless the entire pool qualifies as a TDR. The following table provides a summary of total TDRs by accrual status.

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,518	$213	$3,731	$21,032	$1,002	$22,034
Commercial mortgage	100,114	17,866	117,980	113,323	23,387	136,710
Other commercial real estate	3,085	1,229	4,314	3,470	1,150	4,620
Commercial and industrial	10,079	696	10,775	9,838	1,142	10,980
Lease	281	—	281	49	—	49
Other	40	—	40	—	—	—
Total commercial TDRs	117,117	20,004	137,121	147,712	26,681	174,393
Noncommercial
Residential	24,444	2,886	27,330	23,343	3,663	27,006
Revolving mortgage	3,497	—	3,497	3,095	—	3,095
Construction and land development - noncommercial	1,498	—	1,498	651	457	1,108
Consumer and other	1,042	—	1,042	1,154	—	1,154
Total noncommercial TDRs	30,481	2,886	33,367	28,243	4,120	32,363
Total TDRs	$147,598	$22,890	$170,488	$175,955	$30,801	$206,756

The following table shows the accrual status of acquired and originated TDRs.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Accruing TDRs:
Acquired	$54,670	$90,829
Originated	92,928	85,126
Total accruing TDRs	147,598	175,955
Nonaccruing TDRs:
Acquired	5,073	11,479
Originated	17,817	19,322
Total nonaccruing TDRs	22,890	30,801
All TDRs:
Acquired	59,743	102,308
Originated	110,745	104,448
Total TDRs	$170,488	$206,756
At September 30, 2014, $38.5 million acquired TDRs were covered under loss share agreements, compared to $102.3 million at December 31, 2013.

All TDRs are impaired loans; therefore, TDRs are evaluated for impairment on a quarterly basis or more frequently as needed. The impairment evaluations for performing TDRs has historically been performed by pools of homogeneous loan groups, as determined by loan type with similar risk characteristics and performance trends, using a discounted cash flow analysis. Management enhanced this process during the second quarter to include individual loan level impairment analyses for all performing TDRs.

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

The following tables provide the types of TDRs made during the three and nine months ended September 30, 2014 and September 30, 2013 for originated loans, as well as a summary of originated loans that were modified as a TDR during the twelve months ended September 30, 2014 and September 30, 2013 that subsequently defaulted during the three and nine months ended September 30, 2014 and September 30, 2013. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2014				Three months ended September 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Originated loans
Interest only period provided
Commercial and industrial	—	$—	—	$—	1	$203	—	$—
Total interest only	—	—	—	—	1	203	—	—

Loan term extension
Commercial mortgage	1	462	—	—	5	2,372	4	1,303
Residential mortgage	3	80	—	—	2	590	—	—
Construction and land development - noncommercial	2	141	—	—	—	—	—	—
Consumer	2	81	—	—	1	21	—	—
Total loan term extension	8	764	—	—	8	2,983	4	1,303

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	45	—	—
Commercial mortgage	6	3,062	1	176	4	859	5	5,125
Commercial and industrial	3	462	—	—	—	—	1	173
Residential mortgage	11	609	1	45	1	319	—	—
Revolving mortgage	—	—	—	—	3	43	1	73
Construction and land development - noncommercial	3	173	—	—	2	42	—	—
Consumer	5	162	—	—	—	—	—	—
Total below market interest rate	28	4,468	2	221	11	1,308	7	5,371

Discharged from bankruptcy
Commercial mortgage	1	—	1	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	2	44
Revolving mortgage	2	99	1	—	3	125	2	47
Construction and land development-noncommercial	—	—	1	62	—	—	—	—
Consumer	1	13	—	—	—	—	—	—
Total discharged from bankruptcy	4	112	3	62	3	125	4	91

Total originated restructurings	40	$5,344	5	$283	23	$4,619	15	$6,765

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Originated loans
Interest only period provided
Commercial mortgage	6	$2,449	2	$592	9	$3,242	—	$—
Commercial and industrial	2	375	—	—	2	403	—	—
Other commercial real estate	—	—	—	—	1	98	—	—
Residential mortgage	—	—	—	—	1	630	—	—
Lease financing	2	131	—	—	—	—	—	—
Other	1	40	—	—	—	—	—	—
Total interest only	11	2,995	2	592	13	4,373	—	—

Loan term extension
Construction and land development - commercial	2	189	—	—	—	—	—	—
Commercial mortgage	11	4,072	—	—	12	4,935	5	1,524
Commercial and industrial	4	2,040	—	—	2	623	—	—
Lease financing	2	144	—	—	—	—	—	—
Residential mortgage	15	532	—	—	9	879	1	570
Construction and land development - noncommercial	3	175	—	—	—	—	—	—
Consumer	5	122	—	—	2	64	—	—
Total loan term extension	42	7,274	—	—	25	6,501	6	2,094

Below market interest rate
Construction and land development - commercial	10	371	—	—	2	265	—	—
Commercial mortgage	29	11,399	3	1,276	29	10,248	5	5,125
Commercial and industrial	11	772	—	—	4	829	1	173
Other commercial real estate	1	347	—	—	3	738	—	—
Residential mortgage	29	1,402	2	95	14	826	—	—
Revolving mortgage	5	270	—	—	6	215	1	73
Construction & land development - noncommercial	11	590	—	—	4	555	—	—
Consumer	5	162	—	—	3	227	—	—
Total below market interest rate	101	15,313	5	1,371	65	13,903	7	5,371

Discharged from bankruptcy
Commercial mortgage	2	970	1	—	—	—	—	—
Residential mortgage	9	691	2	288	4	130	2	44
Revolving mortgage	10	420	1	—	31	2,520	2	47
Construction & land development - noncommercial	1	62	1	62	—	—	—	—
Consumer	4	18	—	—	—	—	—	—
Total discharged from bankruptcy	26	2,161	5	350	35	2,650	4	91

Total originated restructurings	180	$27,743	12	$2,313	138	$27,427	17	$7,556

The following tables provide the types of TDRs made during the three and nine months ended September 30, 2014 and September 30, 2013 for acquired loans, as well as a summary of acquired loans that were modified as a TDR during the twelve months ended September 30, 2014 and September 30, 2013 that subsequently defaulted during the three and nine months ended September 30, 2014 and September 30, 2013. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2014				Three months ended September 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Acquired loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	—	$—	1	$2,628
Total interest only	—	—	—	—	—	—	1	2,628

Loan term extension
Construction and land development - commercial	1	348	—	—	—	—	—	—
Commercial mortgage	—	—	—	—	1	157	—	—
Commercial and industrial	—	—	—	—	1	121	—	—
Residential mortgage	—	—	3	381	—	—	1	198
Total loan term extension	1	348	3	381	2	278	1	198

Below market interest rate
Construction and land development - commercial	—	—	—	—	—	—	2	1,067
Commercial mortgage	6	3,377	1	67	1	291	2	1,290
Residential mortgage	3	227	—	—	—	—	4	842
Total below market interest rate	9	3,604	1	67	1	291	8	3,199

Discharged from bankruptcy
Residential mortgage	—	—	—	—	—	—	—	—
Total discharged from bankruptcy	—	—	—	—	—	—	—	—

Total acquired restructurings	10	$3,952	4	$448	3	$569	10	$6,025

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Acquired loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	1	$2,628	1	$2,628
Commercial mortgage	2	44	2	44	2	1,060	2	1,990
Commercial and industrial	—	—	—	—	1	23	—	—
Residential mortgage	—	—	—	—	2	181	—	—
Total interest only	2	44	2	44	6	3,892	3	4,618

Loan term extension
Construction and land development - commercial	2	348	—	—	5	2,517	—	—
Commercial mortgage	—	—	—	—	1	157	—	—
Commercial and industrial	—	—	—	—	2	1,042	—	—
Residential mortgage	1	322	4	381	1	198	1	198
Total loan term extension	3	670	4	381	9	3,914	1	198

Below market interest rate
Construction and land development - commercial	2	308	—	—	5	3,489	2	1,067
Commercial mortgage	15	5,539	2	94	9	11,428	2	1,290
Commercial and industrial	—	—	—	—	3	510	—	—
Residential mortgage	29	3,994	2	—	10	2,871	6	1,545
Total below market interest rate	46	9,841	4	94	27	18,298	10	3,902

Discharged from bankruptcy
Residential mortgage	26	1,673	2	—	—	—	—	—
Total discharged from bankruptcy	26	1,673	2	—	—	—	—	—

Total acquired restructurings	77	$12,228	12	$519	42	$26,104	14	$8,718

For the three and nine months ended September 30, 2014 and September 30, 2013, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the nine months ended September 30, 2014 and September 30, 2013.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2012	$102,577	$43,513	$146,090
Additions	50,365	28,756	79,121
Sales	(78,597)	(29,266)	(107,863)
Writedowns	(15,576)	(2,665)	(18,241)
Balance at September 30, 2013	$58,769	$40,338	$99,107

Balance at December 31, 2013	$47,081	$36,898	$83,979
Additions [1]	25,235	28,492	53,727
Sales	(27,756)	(23,526)	(51,282)
Writedowns	(9,751)	(4,215)	(13,966)
Transfers [2]	$(5,537)	$5,537	$—
Balance at September 30, 2014	$29,272	$43,186	$72,458
1 Noncovered additions include $11.6 million from the 1st Financial merger.
2 Transfers include OREO balances associated with expired loss share agreements.

NOTE G - FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$49,959	$158,013	$93,397	$270,192
Amortization	(6,362)	(20,553)	(37,028)	(65,734)
Cash payments to (from) FDIC	1,130	1,431	5,479	(45,103)
Post-acquisition adjustments	413	(38,338)	(16,708)	(58,802)
Ending balance	$45,140	$100,553	$45,140	$100,553
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. See Note J for information related to FCB's recorded payable to the FDIC for loss share agreements.

Amortization reflects changes in the FDIC loss share receivable due to improvements in expected cash flows that are being recognized over the remaining term of the loss share agreement. Cash payments to (from) FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of some or all previously recorded provision for loan and lease losses, a decrease in the related allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. The loss share agreements for TVB and VB expired during the third quarter of 2014, and the loss share agreements for FRB and SAB will expire during the first quarter of 2015.

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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. U.S.Treasury, government agency, mortgage-backed securities, municipal securities and trust preferred securities are generally measured at fair value using a third party pricing service or recent comparable market transactions in similar or identical securities and are classified as level 2 instruments. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Due to the relatively inactive nature of the markets for the existing equity securities at BancShares, the inputs used for these equity securities are considered level 2 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2014 and December 31, 2013. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value.

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$400,993	$400,993	$533,599	$533,599
Overnight investments	707,352	707,352	859,324	859,324
Investment securities available for sale	5,648,094	5,648,094	5,387,703	5,387,703
Investment securities held to maturity	607	638	907	974
Loans held for sale	43,612	44,172	47,271	47,956
Net loans and leases	13,601,886	13,091,758	12,900,330	12,545,537
Receivable from the FDIC for loss share agreements (1)	45,140	22,788	93,397	38,438
Income earned not collected	48,511	48,511	48,390	48,390
Federal Home Loan Bank stock	32,309	32,309	40,819	40,819
Preferred stock and other acquired financial assets	13,390	14,388	33,564	34,786
Deposits	18,406,941	17,943,397	17,874,066	17,898,570
Short-term borrowings	798,169	798,169	511,418	511,418
Long-term obligations	313,768	326,743	510,769	526,037
Payable to the FDIC for loss share agreements	116,924	124,330	109,378	111,941
Accrued interest payable	5,303	5,303	6,737	6,737
Interest rate swap	4,984	4,984	7,220	7,220
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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,887,810	$—	$1,887,810	$—
Government agency	1,129,653	—	1,129,653	—
Mortgage-backed securities	2,577,465	—	2,577,465	—
Equity securities	30,028	—	30,028	—
Municipal securities	126	—	126	—
Other	23,012	—	23,012	—
Total	$5,648,094	$—	$5,648,094	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$4,984	$—	$4,984	$—

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$373,437	$—	$373,437	$—
Government agency	2,544,229	—	2,544,229	—
Mortgage-backed securities	2,446,873	—	2,446,873	—
Equity securities	22,147	—	22,147	—
Municipal securities	187	—	187	—
Other	830	—	830	—
Total	$5,387,703	$—	$5,387,703	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,220	$—	$7,220	$—

There were no transfers between levels during the nine months ended September 30, 2014. Included in Other at September 30, 2014 are Trust Preferred Securities issued by a former business subsidiary of Bancorporation, FCB/SC Capital Trust II, which were purchased by BancShares during the third quarter of 2014 with a contractual maturity of June 15, 2034. These are the only securities included within other as the previous amount was a single subordinated debt security that was called during the second quarter of 2014. Upon completion of the merger with Bancorporation on October 1, 2014, the issuer of the Trust Preferred Securities became a subsidiary of BancShares and, for future financial statement purposes, the investment in the Trust Preferred Securities will be eliminated in consolidation at BancShares.

Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, impaired loans, OREO, goodwill and other intangible assets, which are periodically tested for impairment. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

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

OREO is measured and reported at fair value using collateral valuations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. OREO that has been acquired or written down in the current year is deemed to be at fair value and included in the table below.

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2014 and December 31, 2013.

	September 30, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Loans held for sale	$26,975	$—	$26,975	$—
Originated impaired loans	74,216	—	—	74,216
Other real estate not covered under loss share agreements remeasured during current year	31,332	—	—	31,332
Other real estate covered under loss share agreements remeasured during current year	24,003	—	—	24,003

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Loans held for sale	29,389	—	29,389	—
Originated impaired loans	77,817	—	—	77,817
Other real estate not covered under loss share agreements remeasured during current year	20,526	—	—	20,526
Other real estate covered under loss share agreements remeasured during current year	37,587	—	—	37,587

No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

NOTE I - EMPLOYEE BENEFIT PLANS
Pension expense is a component of employee benefits expense. For the three and nine months ended September 30, 2014 and 2013, the components of pension expense are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$3,081	$3,765	$9,247	$12,248
Interest cost	6,402	5,460	19,209	17,764
Expected return on assets	(7,296)	(6,393)	(23,448)	(20,798)
Amortization of prior service cost	53	53	158	158
Amortization of net actuarial loss	769	4,245	3,861	12,738
Total pension expense	$3,009	$7,130	$9,027	$22,110
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

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At September 30, 2014, BancShares had unused commitments totaling $6.19 billion, compared to $5.84 billion at December 31, 2013.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At September 30, 2014 and December 31, 2013, BancShares had standby letters of credit amounting to $59.8 million and $54.8 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $2.9 million and $3.6 million as of September 30, 2014 and December 31, 2013, respectively, for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $45.1 million and $93.4 million as of September 30, 2014 and December 31, 2013, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for four FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of September 30, 2014 and December 31, 2013, the estimated clawback liability was $116.9 million and $109.4 million, respectively.

BancShares was named as a defendant in two lawsuits brought by the City of Providence, RI in the Delaware Court of Chancery. The first lawsuit filed June 19, 2014, challenged BancShares’ Bylaw requiring that certain shareholder actions be filed in a federal or state court in North Carolina. The second lawsuit filed July 31, 2014, asserted substantive challenges to the proposed merger, seeking to enjoin the merger and damages. BancShares filed motions to dismiss both lawsuits. Upholding the Bylaw, the Court granted BancShares’ motion to dismiss the first litigation and, based upon the Bylaw, the Court dismissed the second litigation as filed in an improper forum. An order dismissing both lawsuits was finalized September 8, 2014.

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

NOTE K - DERIVATIVES

At September 30, 2014, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of September 30, 2014, collateral with a fair value of $7.0 million was pledged to secure the existing obligation under the interest rate swap.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$4,984	$93,500	$7,220

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap has had no impact on net income. For the three months ended September 30, 2014 and 2013, BancShares recognized interest expense of $0.8 million during both periods, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the nine months ended September 30, 2014 and 2013, BancShares recognized interest expense of $2.5 million during both periods, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE L - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income included the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized gains (losses) on investment securities available for sale, net	$15,374	$5,884	$9,490	$(16,632)	$(6,541)	$(10,091)
Unrealized loss on cash flow hedge	(4,984)	(1,923)	(3,061)	(7,220)	(2,786)	(4,434)
Funded status of defined benefit plan	(13,563)	(5,276)	(8,287)	(17,582)	(6,839)	(10,743)
Total	$(3,173)	$(1,315)	$(1,858)	$(41,434)	$(16,166)	$(25,268)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30, 2014
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$16,490	$(3,643)	$(8,790)	$4,057
Other comprehensive (loss) income before reclassifications	(7,000)	582	—	(6,418)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	503	503
Net current period other comprehensive (loss) income	(7,000)	582	503	(5,915)
Ending balance	$9,490	$(3,061)	$(8,287)	$(1,858)

	Three months ended September 30, 2013
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(4,117)	$(4,959)	$(91,100)	$(100,176)
Other comprehensive income before reclassifications	2,293	101	—	2,394
Amounts reclassified from accumulated other comprehensive loss	—	—	2,237	2,237
Net current period other comprehensive income	2,293	101	2,237	4,631
Ending balance	$(1,824)	$(4,858)	$(88,863)	$(95,545)

	Nine months ended September 30, 2014
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(10,091)	$(4,434)	$(10,743)	$(25,268)
Other comprehensive income before reclassifications	19,581	1,373	—	20,954
Amounts reclassified from accumulated other comprehensive loss	—	—	2,456	2,456
Net current period other comprehensive income	19,581	1,373	2,456	23,410
Ending balance	$9,490	$(3,061)	$(8,287)	$(1,858)

	Nine months ended September 30, 2013
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$20,517	$(6,292)	$(96,331)	$(82,106)
Other comprehensive (loss) income before reclassifications	(22,341)	1,434	—	(20,907)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	7,468	7,468
Net current period other comprehensive (loss) income	(22,341)	1,434	7,468	(13,439)
Ending balance	$(1,824)	$(4,858)	$(88,863)	$(95,545)
1 All amounts are net of tax.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30, 2014
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income[1]	Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(769)	Employee benefits
	(822)	Income before income taxes
	319	Provision for income taxes
	$(503)	Net income
Total reclassifications for the period	$(503)

	Three months ended September 30, 2013
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(4,245)	Employee benefits
	(4,298)	Income before income taxes
	2,061	Provision for income taxes
	$(2,237)	Net income
Total reclassifications for the period	$(2,237)

	Nine months ended September 30, 2014
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(3,861)	Employee benefits
	(4,019)	Income before income taxes
	1,563	Provision for income taxes
	$(2,456)	Net income
Total reclassifications for the period	$(2,456)

	Nine months ended September 30, 2013
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(12,738)	Employee benefits
	(12,896)	Income before income taxes
	5,428	Provision for income taxes
	$(7,468)	Net income
Total reclassifications for the period	$(7,468)
1 Amounts in parentheses indicate debits to profit/loss.

NOTE M - SUBSEQUENT EVENTS

On October 1, 2014, BancShares completed the merger of First Citizens Bancorporation, Inc. (Bancorporation) with and into
BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. First Citizens Bank and Trust Company, Inc. (FCB-SC) is expected to merge with and into FCB during the first quarter of 2015. Under the terms of the Merger Agreement, each share of Bancorporation common stock will be converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elects for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and $50.00 shares of BancShares' Class B common stock. Bancorporation shareholders have until December 5, 2014 to make this election.

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

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of November 5, 2014, FCB operated 396 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

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

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis’ first estimate of third quarter GDP indicated growth of 3.5 percent, showing continued expansion from the 4.6 percent growth during the second quarter of the year. The increase in real GDP in the third quarter is primarily due to increases in exports, consumer spending, non-residential fixed investment, and government spending. Third quarter results indicate improvements in labor market conditions, with the unemployment rate declining further. However, housing activity, while continuing to improve, is behind last year's trends as a result of higher rates, low housing inventory and new regulations.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the third quarter that “there is sufficient underlying strength in the broader economy to support ongoing improvement in labor market conditions.” In light of this cumulative progress, the FOMC decided to make further reductions in its stimulus program and has ended its monthly asset purchase program.
The FOMC stated it will maintain its target range for the federal funds rate and reiterated it would assess the appropriate timing of the first increase in the target rate based on progress toward its objectives of maximum employment and 2 percent inflation. The FOMC stated that it expects to maintain the current target range for a considerable time after the asset purchase program ends.

The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the second quarter of 2014. FDIC-insured institutions reported an increase in aggregate net income of 5.3 percent compared to the second quarter of 2013. The increase in earnings is mainly attributable to declines in loan-loss provision expenses and noninterest expenses. Also, strong loan growth contributed to an increase in net interest income compared to a year earlier; however, lower income from reduced mortgage activity and a drop in realized gains on investment securities contributed to a year-over-year decline in noninterest income. Average net interest margin decreased to 3.15 percent, the lowest in nearly twenty-five years, as declining asset yields at larger institutions surpass the decline in the cost of funds. Nonetheless, 57.5 percent of banks reported year-over-year growth in quarterly earnings. Credit improvement remains key to earnings growth. Net charge-offs and delinquent loans and lease balances continue to decline, with the largest declines in residential mortgage loans.
Other industry trends noted based on review of second quarter 2014 data, in comparison to the same quarter in 2013, unless otherwise specified, include the following:
•The largest positive contribution to the year-over-year change in net income is due to lower provision for loan and lease losses. FDIC-insured banks set aside the lowest quarterly provision total since the second quarter of 2006.
•Net interest income posted the largest year-over-year increase in 14 quarters, increasing 1.9 percent as interest-earning assets were 6.4 percent above levels in the second quarter of 2013.
•Loan growth was the largest quarterly increase since fourth quarter 2007. Total assets increased by 1.8 percent in the second quarter of 2014, with increases in loans and leases of 2.3 percent and investment securities of 1.9 percent. Deposit balances increased 1.5 percent during the quarter, with the primary increase in accounts larger than $0.25 million.
•Asset quality indicators continued to show improvement. This is the 16th consecutive quarter that loan losses have posted a year-over-year decline. This quarter is the lowest quarterly net charge-off total since second quarter 2007.

Financial Performance Highlights for Third Quarter 2014
Improved economic stability and operational execution have contributed to organic loan growth as well as improved credit quality in comparison to June 30, 2014 and the same quarter in the prior year. However, low interest rates, competitive loan and deposit pricing, and continued reduction in the acquired loan portfolio, continue to constrain interest margins and earnings. Key drivers for the third quarter of 2014 are fairly consistent with those that have been discussed throughout the year:

•	Originated loan growth and improved credit quality continue with relatively stable yields.

•	Decreases in the acquired loan portfolio continue to negatively impact the historical acquired net provision credits and total acquired loan interest income.

•	The investment portfolio continues to provide modest yield improvement, while deposit funding costs remain at historical lows.

•
FDIC receivable continues to decline as two loss sharing agreements expired during the quarter and two more are set to expire during 2015. However, the reduction in the FDIC receivable had a positive impact on total noninterest income, as the associated amortization expense declined in proportion.

•	Modest increases in noninterest expense associated with higher salaries and wages as well as increased merger expenses.
BancShares’ consolidated net income during the third quarter of 2014 equaled $26.4 million, or $2.74 per share, compared to $26.6 million, or $2.76 per share in the second quarter and compared to $41.0 million, or $4.26 per share in the third quarter of 2013. The annualized returns on average assets and equity amounted to 0.47 percent and 4.85 percent, respectively, during the third quarter of 2014, compared to 0.76 percent and 8.32 percent during the third quarter of 2013. Net interest margin for the third quarter of 2014 was 3.26 percent, compared to 3.29 percent for the second quarter and 3.67 percent for the third quarter of the prior year. Net interest margin excluding acquired loans was 2.83 percent in comparison to 2.85 percent in the second quarter and 2.89 percent for the third quarter in 2013.
For the first nine months of 2014, consolidated net income totaled $75.3 million, or $7.83 per share, compared to $140.5 million, or $14.60 per share, for the same period of 2013. The annualized return on average assets was 0.46 percent for the first nine months of 2014, compared to 0.89 percent for the same period of 2013. The annualized return on average shareholders' equity was 4.74 percent and 9.79 percent for the respective periods.
Noninterest income for the third quarter of 2014 totaled $77.4 million, compared to $71.9 million in the comparable period of 2013. For the nine-month period, noninterest income totaled $204.0 million for 2014, compared to $194.4 million for 2013.

Noninterest expense totaled $201.8 million for the third quarter of 2014, an increase of $9.7 million from the third quarter of 2013. For the nine-month period, noninterest expense totaled $591.9 million, compared to $575.1 million for 2013.
Income tax expense totaled $13.9 million and $25.7 million for the third quarter of 2014 and 2013, respectively, and totaled $37.3 million and $82.0 million for the nine months ended September 30, 2014, and 2013, respectively.
Loans for the third quarter of 2014 totaled $13.8 billion, an increase of $277.8 million, or 2.1 percent, compared to the second quarter of 2014, and an increase of $729.9 million, or 5.6 percent, compared to the same quarter of 2013. Loans increased $669.1 million, or 5.1 percent from December 31, 2013 to September 30, 2014. Investment securities available for sale equaled $5.6 billion at September 30, 2014, compared to $5.5 billion and $5.2 billion at June 30, 2014 and September 30, 2013, respectively. Investment securities as of September 30, 2014 increased $260.4 million, or 4.8 percent, from December 31, 2013.
The allowance for loan and lease losses as a percentage of total loans was 1.46 for the third quarter of 2014 compared to 1.52 percent for the second quarter of 2014 and 1.82 percent for the third quarter of 2013. The acquired loan portfolio net provision credit totaled $0.2 million for the third quarter of 2014 compared to a net provision credit of $9.5 million for the second quarter of 2014. The quarter-to-date originated provision expense declined $0.5 million to $1.7 million compared to the second quarter of 2014.
Annualized net charge-offs as a percentage of average originated loans was consistent during the third quarter of 2014 compared to the second quarter of 2014 at 0.11 percent, compared to 0.28 percent for the third quarter of 2013. Total nonperforming assets as a percent of total loans and leases plus other real estate totaled 1.13 percent at September 30, 2014 compared to 1.29 percent and 1.48 percent at June 30, 2014 and September 30, 2013.
At September 30, 2014, total deposits equaled $18.4 billion, a decrease of $149.8 million, or 0.8 percent, when compared to the sequential quarter, and an increase of $343.6 million, or 1.9 percent, when compared to the third quarter of 2013. Total deposits increased $532.9 million, or 3.0 percent, compared to December 31, 2013.
BancShares remains well-capitalized with a tier 1 leverage capital ratio of 9.79 percent, tier 1 risk-based capital ratio of 14.26 percent and total risk-based capital ratio of 15.60 percent at September 30, 2014.

Table 1
SELECTED QUARTERLY DATA

	2014			2013		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2014	2013
SUMMARY OF OPERATIONS
Interest income	$177,621	$177,311	$173,394	$189,640	$192,634	$528,326	$607,164
Interest expense	11,399	11,613	12,463	13,047	13,451	35,475	43,571
Net interest income	166,222	165,698	160,931	176,593	179,183	492,851	563,593
Provision (credit) for loan and lease losses	1,537	(7,299)	(1,903)	7,276	(7,683)	(7,665)	(39,531)
Net interest income after provision for loan and lease losses	164,685	172,997	162,834	169,317	186,866	500,516	603,124
Noninterest income	77,390	65,382	61,181	69,177	71,918	203,953	194,426
Noninterest expense	201,810	199,020	191,030	196,315	192,143	591,860	575,065
Income before income taxes	40,265	39,359	32,985	42,179	66,641	112,609	222,485
Income taxes	13,902	12,809	10,619	14,953	25,659	37,330	82,012
Net income	$26,363	$26,550	$22,366	$27,226	$40,982	$75,279	$140,473
Net interest income, taxable equivalent	$167,150	$166,570	$161,694	$177,280	$179,823	$495,414	$565,566
PER SHARE DATA
Net income	$2.74	$2.76	$2.33	$2.83	$4.26	$7.83	$14.60
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.90	0.90
Market price at period end (Class A)	216.63	245.00	240.75	222.63	205.60	216.63	205.60
Book value at period end	225.25	223.43	218.82	215.89	206.06	225.25	206.06
SELECTED PERIOD AVERAGE BALANCES
Total assets	$22,097,766	$22,022,465	$21,872,343	$21,562,920	$21,260,384	$21,998,409	$21,211,970
Investment securities	5,616,730	5,629,467	5,606,723	5,285,783	5,177,729	5,617,734	5,179,112
Loans and leases (acquired and originated)	13,670,217	13,566,612	13,459,945	13,088,636	13,111,710	13,567,030	13,189,054
Interest-earning assets	20,351,369	20,304,777	20,139,131	19,787,236	19,428,949	20,266,596	19,314,888
Deposits	18,506,778	18,561,927	18,492,310	18,102,752	17,856,882	18,520,391	17,895,842
Long-term obligations	313,965	398,615	500,805	510,871	449,013	403,777	445,802
Interest-bearing liabilities	13,836,025	14,020,480	14,189,227	13,790,088	13,757,983	14,013,950	13,950,808
Shareholders' equity	$2,154,945	$2,125,239	$2,094,557	$2,010,191	$1,953,128	$2,124,374	$1,918,870
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,955
SELECTED PERIOD-END BALANCES
Total assets	$21,942,491	$22,062,840	$22,154,997	$21,199,091	$21,511,352	$21,942,491	$21,511,352
Investment securities	5,648,701	5,538,859	5,677,019	5,388,610	5,162,598	5,648,701	5,162,598
Loans and leases:
Acquired	996,280	1,109,933	1,270,818	1,029,426	1,188,281	996,280	1,188,281
Originated	12,806,511	12,415,023	12,200,226	12,104,298	11,884,585	12,806,511	11,884,585
Deposits	18,406,941	18,556,758	18,763,545	17,874,066	18,063,319	18,406,941	18,063,319
Long-term obligations	313,768	314,529	440,300	510,769	510,963	313,768	510,963
Shareholders' equity	$2,166,707	$2,149,145	$2,104,830	$2,076,675	$1,982,057	$2,166,707	$1,982,057
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.47%	0.48%	0.41%	0.50%	0.76%	0.46%	0.89%
Rate of return on average shareholders' equity (annualized)	4.85	5.01	4.33	5.37	8.32	4.74	9.79
Net yield on interest-earning assets (taxable equivalent)	3.26	3.29	3.26	3.55	3.67	3.27	3.90
Allowance for loan and lease losses to total loans and leases:
Acquired	2.59	2.64	3.54	5.20	5.01	2.59	5.01
Originated	1.37	1.43	1.46	1.49	1.50	1.37	1.50
Nonperforming assets to total loans and leases and other real estate at period end:
Acquired covered	11.98	10.97	9.34	7.02	7.05	11.98	7.05
Acquired not covered	4.28	3.12	3.36	—	—	4.28	—
Originated	0.58	0.58	0.66	0.74	0.90	0.58	0.90
Tier 1 risk-based capital ratio	14.26	14.61	14.56	14.92	15.04	14.26	15.04
Total risk-based capital ratio	15.60	15.95	16.05	16.42	16.54	15.60	16.54
Leverage capital ratio	9.79	9.71	9.66	9.82	9.84	9.79	9.84
Dividend payout ratio	10.95	10.87	12.88	10.60	7.04	11.49	6.16
Average loans and leases to average deposits	73.87	73.09	72.79	72.30	73.43	73.25	73.70
Average loan and lease balances include nonaccrual loans and leases.

BUSINESS COMBINATIONS
Merger Agreement with First Citizens Bancorporation, Inc.
On October 1, 2014 , BancShares completed the merger of First Citizens Bancorporation, Inc. (Bancorporation) with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. First Citizens Bank and Trust Company, Inc. (FCB-SC) is expected to merge with and into FCB during the first quarter of 2015. Under the terms of the Merger Agreement, each share of Bancorporation common stock will be converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elects for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. Bancorporation shareholders have until December 5, 2014 to make this election.

The merger between BancShares and Bancorporation creates a more diversified financial institution that is both better equipped to respond to economic and industry developments. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

The merger will be accounted for in accordance with the acquisition method of accounting. BancShares is undertaking a comprehensive review and determination of the fair value of the assets and liabilities of Bancorporation to ensure that they conform to the measurement and reporting guidance set forth for the accounting for business combinations. Determining the fair value of asset and liabilities, especially in the loan portfolio, is a complex process involving significant judgment regarding estimates and assumptions used to calculated fair values. Accordingly, the initial accounting for the merger is not complete. A Current Report on Form 8-K was filed on October 1, 2014 with respect to completion of the merger.

BancShares incurred merger expenses of $1.2 million and $2.4 million for the three and nine months ended September 30, 2014 for the merger with Bancorporation. Total merger costs related to the Bancorporation transaction are estimated to be between $28 million and $32 million.

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

FDIC-Assisted Transactions
We participated in six FDIC-assisted transactions between 2009 and 2011 that provided significant growth opportunities and continue to provide significant contributions to our results of operations. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to adjacent markets. Each of the FDIC-assisted transactions included loss share agreements that, for the term of the loss share agreement, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. The loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank (TVB) and Venture Bank (VB) during the third quarter of 2014. The acquired loan balances at September 30, 2014 for the expired agreements from TVB and VB are $191.7 million and $64.4 million, respectively.
During the first quarter of 2015, the loss share protection will expire for non-single family residential loans acquired from Sun American Bank (SAB) and all loans acquired from First Regional Bank (FRB). The acquired loan balances at September 30, 2014 for the expiring agreements from SAB and FRB are $50.8 million and $80.3 million, respectively. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships in accordance with our standard credit administration policies and procedures.

Income Statement Impact of Business Combinations
The 1st Financial merger was accretive to net interest income during the three and nine months ended September 30, 2014 and is expected to continue to be accretive going forward. The nonrecurring merger related costs totaled approximately $0.3 million and $5.0 million for the three and nine months ended September 30, 2014. Loan related interest income generated from 1st Financial was approximately $4.1 million for the third quarter of 2014 and $12.7 million for the first nine months of 2014.

When comparing the current quarter and first nine months of 2014 to the same quarter and first nine months of 2013, the continued FDIC-assisted acquired loan portfolio runoff led to a decrease in total interest income and earnings. Unfavorable variances were noted in interest income and provision for loan and lease losses, partially offset by favorable adjustments to the FDIC receivable. The unfavorable nine-month comparison is also affected by nonrecurring FDIC-assisted acquisition accounting adjustments recorded during the the first quarter of 2013. Due to various factors that affect income or expense related to acquired loans recognized in a given period, these components of net income are not easily predictable for future periods. Variations among these items may affect the comparability of various components of net income.

Acquired loan accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments and various other post-acquisition events. During the three months ended September 30, 2014, accretion income equaled $29.1 million, compared to $47.9 million during the third quarter of 2013. Accretion income for the nine months ended

September 30, 2014 and September 30, 2013 was $89.8 million and $179.8 million, respectively. The decrease during both the third quarter and the nine-month periods of 2014 is attributed primarily to the sustained loan portfolio runoff.

During the three months ended September 30, 2014, we recorded a net credit provision for loan and lease losses for acquired loans totaling $0.2 million compared to a net credit provision of $12.6 million during the same period of 2013. For the nine months ended September 30, 2014 and September 30, 2013, the net credit provision was $12.0 million and $50.7 million, respectively. For all periods, accelerated loan payments resulted in the reversal of previously-recognized impairment, although as expected, the volume of repayments during 2014 was significantly less than repayments during 2013.

During the three-month period ended September 30, 2014, the net adjustment to the FDIC receivable resulted in a reduction to noninterest income of $4.4 million, compared to a corresponding reduction in noninterest income of $23.3 million during the same period of 2013. For nine months ended September 30, 2014 and September 30, 2013, noninterest income was reduced by $32.0 million and $61.8 million, respectively The changes result from lower amortization expense of the FDIC receivable as the expiration dates of the loss share agreements approach.

FDIC Loss Share Receivable
The various terms of each loss share agreement and the components of the receivable from the FDIC are provided in Table 3. As of September 30, 2014, the FDIC receivable included $22.8 million of expected FDIC cash receipts and $22.4 million we expect to recover through prospective amortization of the asset due to post-acquisition improvements in the related loans. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During the quarter, loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank (TVB) and Venture Bank (VB). During the first quarter of 2015, loss share protection will expire for loans acquired from First Regional Bank (FRB) and for non-single family residential loans acquired from Sun American Bank (SAB). Protection for all other covered assets extends beyond December 31, 2015.
Table 3

	Fair value at acquisition date [1]	Losses/expenses incurred through 9/30/2014	Cumulative amount reimbursed by FDIC through 9/30/2014	Carrying value at September 30, 2014		Current portion of receivable due from (to) FDIC for 9/30/2014 filings	Prospective amortization (accretion) [2]
(Dollars in thousands)				Receivable from FDIC	Payable to FDIC
Entity
TVB - combined losses	$103,558	$200,276	$4,771	$1,199	$—	$840	$254
VB - combined losses	138,963	158,200	124,924	3,574	—	1,636	(55)
FRB - combined losses	378,695	244,514	162,457	2,875	79,893	(300)	3,180
SAB - combined losses	89,734	98,108	77,757	7,288	2,143	729	4,413
United Western
Non-single family residential losses	112,672	110,384	89,105	9,685	18,913	(514)	6,660
Single family residential losses	24,781	5,018	3,907	10,484	—	107	4,645
Colorado Capital - combined losses	155,070	185,843	148,850	10,035	15,975	67	3,256
Total	$1,003,473	$1,002,343	$611,771	$45,140	$116,924	$2,565	$22,353

[1]	Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC.
[2]
Prospective amortization (accretion) reflects balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

Table 4
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THREE MONTHS

	2014			2013			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$13,670,217	$164,989	4.79%	$13,111,710	$182,706	5.53%	$7,262	$(24,979)	$(17,717)
Investment securities:
U. S. Treasury	1,795,627	3,213	0.71	547,534	409	0.30	1,591	1,213	2,804
Government agency	1,205,397	1,695	0.56	2,649,622	2,927	0.44	(1,808)	576	(1,232)
Mortgage-backed securities	2,567,796	7,793	1.21	1,958,958	6,414	1.30	1,899	(520)	1,379
State, county and municipal	181	4	8.84	187	3	6.36	—	1	1
Other	47,729	200	1.66	21,428	79	1.46	103	18	121
Total investment securities	5,616,730	12,905	0.92	5,177,729	9,832	0.76	1,785	1,288	3,073
Overnight investments	1,064,422	655	0.24	1,139,510	737	0.26	(37)	(45)	(82)
Total interest-earning assets	20,351,369	$178,549	3.48%	19,428,949	$193,275	3.95%	$9,010	$(23,736)	$(14,726)
Cash and due from banks	469,966			467,557
Premises and equipment	889,613			871,114
Receivable from FDIC for loss share agreements	45,946			150,033
Allowance for loan and lease losses	(203,723)			(250,785)
Other real estate owned	75,698			108,685
Other assets	468,897			484,831
Total assets	$22,097,766			$21,260,384

Liabilities
Interest-bearing deposits:
Checking with interest	$2,556,653	$123	0.02%	$2,342,511	$146	0.02%	$(6)	$(17)	$(23)
Savings	1,196,835	90	0.03	979,522	123	0.05	22	(55)	(33)
Money market accounts	6,050,528	1,377	0.09	6,246,552	2,076	0.13	(67)	(632)	(699)
Time deposits	2,872,279	4,113	0.57	3,102,476	5,579	0.71	(392)	(1,074)	(1,466)
Total interest-bearing deposits	12,676,295	5,703	0.18	12,671,061	7,924	0.25	(443)	(1,778)	(2,221)
Short-term borrowings	845,765	2,694	1.26	637,909	744	0.46	452	1,498	1,950
Long-term obligations	313,965	3,002	3.82	449,013	4,784	4.26	(1,363)	(419)	(1,782)
Total interest-bearing liabilities	13,836,025	$11,399	0.33%	13,757,983	$13,452	0.39%	$(1,354)	$(699)	$(2,053)
Demand deposits	5,830,483			5,185,821
Other liabilities	276,313			363,452
Shareholders' equity	2,154,945			1,953,128
Total liabilities and shareholders' equity	$22,097,766			$21,260,384
Interest rate spread			3.16%			3.56%
Net interest income and net yield
on interest-earning assets		$167,150	3.26%		$179,823	3.67%	$10,364	$(23,037)	$(12,673)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.2 percent and 6.9 percent for 2014 and 2013, respectively. The taxable-equivalent adjustment was $928 and $640 for 2014 and 2013, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 5
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - YEAR TO DATE

	2014			2013			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$13,567,030	$491,421	4.84%	$13,189,054	$580,638	5.86%	$13,985	$(103,202)	$(89,217)
Investment securities:
U.S. Treasury	1,355,335	6,734	0.66	676,804	1,412	0.28	2,410	2,912	5,322
Government agency	1,677,633	6,816	0.54	2,896,259	9,591	0.44	(4,484)	1,709	(2,775)
Mortgage-backed securities	2,552,985	23,370	1.22	1,585,732	15,500	1.30	9,126	(1,256)	7,870
State, county and municipal	184	11	7.97	306	16	6.97	(7)	2	(5)
Other	31,597	514	2.17	20,011	231	1.54	161	122	283
Total investment securities	5,617,734	37,445	0.89	5,179,112	26,750	0.69	7,206	3,489	10,695
Overnight investments	1,081,832	2,023	0.25	946,722	1,750	0.25	263	10	273
Total interest-earning assets	20,266,596	$530,889	3.50%	19,314,888	$609,138	4.20%	$21,454	$(99,703)	$(78,249)
Cash and due from banks	470,933			486,115
Premises and equipment	883,139			875,177
Receivable from FDIC for loss share agreements	66,871			188,908
Allowance for loan and lease losses	(214,988)			(266,129)
Other real estate owned	82,502			129,081
Other assets	443,356			483,930
Total assets	$21,998,409			$21,211,970

Liabilities
Interest-bearing deposits:
Checking with interest	$2,535,318	$400	0.02%	$2,335,006	$455	0.03%	$82	$(137)	$(55)
Savings	1,192,469	533	0.06	958,123	357	0.05	96	80	176
Money market accounts	6,195,284	4,806	0.10	6,334,129	7,751	0.16	(134)	(2,811)	(2,945)
Time deposits	2,994,283	12,795	0.57	3,281,646	18,671	0.76	(1,423)	(4,453)	(5,876)
Total interest-bearing deposits	12,917,354	18,534	0.19	12,908,904	27,234	0.28	(1,379)	(7,321)	(8,700)
Short-term borrowings	692,819	4,830	0.93	596,102	2,128	0.48	521	2,181	2,702
Long-term obligations	403,777	12,111	4.00	445,802	14,210	4.25	(1,301)	(798)	(2,099)
Total interest-bearing liabilities	14,013,950	$35,475	0.34%	13,950,808	$43,572	0.42%	$(2,159)	$(5,938)	$(8,097)
Demand deposits	5,603,037			4,986,938
Other liabilities	257,048			355,354
Shareholders' equity	2,124,374			1,918,870
Total liabilities and shareholders' equity	$21,998,409			$21,211,970
Interest rate spread			3.16%			3.78%
Net interest income and net yield
on interest-earning assets		$495,414	3.27%		$565,566	3.90%	$23,613	$(93,765)	$(70,152)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.2 percent and 6.9 percent for 2014 and 2013, respectively. The taxable-equivalent adjustment was $2,563 and $1,973 for 2014 and 2013, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

RESULTS OF OPERATIONS

Net Interest Income and Margins
Third Quarter 2014
The third quarter results were relatively consistent with the second quarter of 2014, but show notable differences compared to the same quarter of 2013. The most significant impact on net interest income, net interest margin, and average asset yields from the prior quarters resulted from changes in the acquired loan portfolio including loan resolutions, acceleration of payments, and overall portfolio run-off throughout the third quarter, albeit at a slower pace than prior quarters. Other significant drivers for quarterly changes are specifically noted below.
Net interest income increased $0.5 million, or 0.3 percent, compared to the second quarter of 2014, principally due to higher net interest income in the originated loan portfolio. Conversely, net interest income decreased $13.0 million, or 7.2 percent, compared to the same period of 2013, as accretion income on acquired loans for the third quarter of 2014 totaled $29.1 million compared to $47.9 million during the third quarter of 2013. This reduction was partially offset by a quarter-to-date increase in interest income from the investment portfolio of $3.0 million, due to improvement in investment yields from the reinvestment of excess cash from the sale of the 1st Financial investment portfolio, and increases in loan interest income from the 1st Financial portfolio of $4.1 million. Net interest income also benefited from decreased interest expense of $2.1 million due to reduction in funding costs when comparing the third quarter of 2014 to the same quarter of the prior year.
The taxable-equivalent net interest margin for the third quarter of 2014 was 3.26 percent, a decrease of 3 basis points from 3.29 percent recorded in the second quarter of 2014 and a decrease of 41 basis points from 3.67 percent recorded in the third quarter of 2013. The margin declines for both periods were primarily due to loan yield compression as a result of the continued acquired loan portfolio runoff, partially offset by improvements in investment yields. Although the acquired loan portfolio performance and runoff continue to create margin volatility, the overall impact related to prior acquisitions should continue to be less significant as that portfolio continues to decrease. Net interest margin excluding acquired loans was 2.83 percent in comparison to 2.89 percent for the same quarter in 2013.
Average quarter-to-date interest earning assets totaled $20.4 billion, an increase of $46.6 million, or 0.2 percent, and $922.4 million, or 4.7 percent, compared to the second quarter of 2014 and the third quarter of 2013, respectively. The increases are primarily the result of organic loan growth and the 1st Financial acquisition, offset by reductions in the acquired loan portfolios. The taxable-equivalent yield on earning assets was 3.48 percent, a decline of 4 basis points in comparison to the second quarter of 2014, and a decline of 47 basis points in comparison to the third quarter of 2013.
Average loans and leases increased $103.6 million and $558.5 million when compared to the second quarter of 2014 and the third quarter of 2013, respectively. The taxable-equivalent yield for total loans decreased by 8 basis points when compared to the second quarter of 2014, and decreased by 74 basis points when compared to the same quarter in the prior year. Loan interest income totaled $164.3 million in comparison to $164.1 million and $182.2 million during the second quarter of 2014 and the same quarter of 2013, respectively. Average investment securities decreased $12.7 million in comparison to the second quarter of 2014, with a 2 basis point increase in the taxable-equivalent yield due to repositioning of the investment portfolio to improve overall investment yields. Average investment securities increased $439.0 million in comparison to the third quarter of 2013, with a 16 basis point increase in the taxable-equivalent yield. Interest income earned on the investment securities portfolio totaled $12.7 million in comparison to $12.4 million and $9.7 million during the second quarter of 2014 and the same quarter of 2013, respectively. Average overnight investments decreased $44.3 million and $75.1 million compared to the second quarter of 2014 and the same quarter in the prior year, respectively. Interest income earned on overnight investments totaled $0.7 million during the third quarter, unchanged in comparison to the third quarter of 2013.
Average interest-bearing liabilities totaled $13.8 billion compared to $14.0 billion and $13.8 billion for the second quarter of 2014 and the third quarter of 2013, respectively. The decrease of $184.5 million when compared to the second quarter of 2014 was due to a reduction in average interest-bearing deposits. Interest expense totaled $11.4 million, a $0.2 million and $2.1 million decrease from the second quarter of 2014 and same quarter of 2013, respectively. The rate on interest-bearing liabilities was 0.33 percent, unchanged from the second quarter of 2014 and a decline of 6 basis points from the third quarter of 2013. Average interest-bearing deposits equaled $12.7 billion, a decrease of $260.1 million from the second quarter of 2014, and an increase of $5.2 million from the third quarter of 2013.

Year to Date 2014
Similar to the quarter over quarter comparison, the year-to-date 2014 results were good, but show notable differences when compared to the same period of 2013. The most significant impact on net interest income, net interest margin, and average asset yields resulted from changes in the acquired loan portfolio including loan resolutions, acceleration of payments, and overall portfolio run-off throughout the period ending September 30, 2014, albeit at a slower pace than prior periods. Other significant drivers for changes during the period are specifically noted below.
Interest income totaled $528.3 million, a $78.8 million decrease from the same period of 2013. Net interest income for the first nine months of 2014 totaled $492.9 million, a decrease of $70.7 million, or 12.6 percent, compared to the same period of 2013. Accretion income on acquired loans for the first nine months of 2014 totaled $89.8 million compared to $179.8 million during the same period of 2013. Similar to quarter-to-date results, this reduction was partially offset by increases in interest income from the investment portfolio of $10.6 million, due to improvement in investment yields from the reinvestment of excess cash from the sale of the 1st Financial investment portfolio, and increases in loan interest income from the 1st Financial portfolio of $12.7 million. Net interest income also benefited from decreased interest expense of $8.1 million in comparison to the same nine-month period of the prior year, due to reduction in funding costs.
The taxable-equivalent net interest margin amounted to 3.27 percent, compared to 3.90 percent for the same nine-month period in 2013. The decrease in the year-to-date margin is predominately driven by reductions in the acquired loan portfolio yields, partially offset by modest improvements in investment yields and funding costs. Although the acquired loan portfolio performance and runoff continue to create margin volatility, the overall impact is expected to become less significant as that portfolio continues to decrease. Net interest margin excluding acquired loans was 2.84 percent in comparison to 2.90 percent for the same nine-month period in 2013.
Interest-earning assets averaged $20.3 billion, an increase of $951.7 million in comparison to the same period of 2013 primarily due to increases in loans and investments. Average loans and leases increased $378.0 million in comparison to the first nine months of 2013 as a result of organic loan growth and the 1st Financial acquisition, offset by reductions in the acquired loan portfolios. Interest income earned from loans and leases decreased $89.7 million as the taxable-equivalent yield for total loans also decreased by 102 basis points compared to the first nine months in the prior year. As the acquired portfolio yield is being replaced with higher quality, lower yielding loan instruments, the yield on interest-earning assets declined in proportion, reaching 3.50 percent, compared to 4.20 percent for the same period of 2013.
The repositioning of the investment portfolio during the year has contributed to improved overall investment yields reducing the impact of the decrease in loan yields. Average investment securities increased $438.6 million in comparison to the first nine months of 2013, with a 20 basis point increase in the taxable-equivalent yield. The increase in average investments is primarily driven by the addition of the 1st Financial investment portfolio and redeployment of excess cash, which was reinvested into higher yielding investments. Interest income earned on the investment securities portfolio for the first nine months of 2014 totaled $36.9 million compared to $26.3 million during the same period of 2013. Average overnight investments increased $135.1 million compared to the year-to-date average in the prior year. Interest income earned on overnight investments totaled $2.0 million during the first nine months compared to $1.8 million during the same period of 2013. Average overnight investment balances continue to increase due to cash provided by acquired loan repayments and increased deposits.
Average interest-bearing liabilities totaled $14.0 billion, an increase of $63.1 million when compared to the same period of 2013. Interest expense totaled $35.5 million, a $8.1 million decrease from the same period of 2013. The year-to-date 2014 rate on interest-bearing liabilities decreased to 0.34 percent, or an 8 basis points decrease when compared to year-to-date 2013. Average interest-bearing deposits equaled $12.9 billion, an increase of $8.5 million from the same period of 2013. The year-to-date 2014 rate on interest-bearing deposits decreased to 0.19 percent, or a 9 basis point decrease when compared to the first nine months of 2014. This increase includes deposits acquired in the 1st Financial merger, as well as recurring seasonal trends.

Noninterest Income

The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts and revenues derived from wealth management services.

FDIC-assisted acquired loan recoveries and related adjustments in the FDIC receivable and payable are additional sources of noninterest income. As the loss share protection expired for non-single family residential loans acquired from TVB and VB during the third quarter of 2014, we expect the impact on noninterest income to be reduced going forward.

Table 6
Noninterest Income

	Three months ended September 30		Three-month change		Nine months ended September 30		Nine-month change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Cardholder services	$13,248	$12,791	$457	3.6%	$38,337	$35,887	$2,450	6.8%
Merchant services	15,556	14,887	669	4.5	44,112	42,619	1,493	3.5
Service charges on deposit accounts	15,489	15,546	(57)	(0.4)	45,194	45,428	(234)	(0.5)
Wealth management services	15,657	15,112	545	3.6	46,352	44,724	1,628	3.6
Fees from processing services	7,303	4,539	2,764	60.9	17,846	15,209	2,637	17.3
Other service charges and fees	4,001	4,043	(42)	(1.0)	12,195	11,775	420	3.6
Mortgage income	1,164	2,277	(1,113)	(48.9)	3,329	9,734	(6,405)	(65.8)
Insurance commissions	2,422	2,772	(350)	(12.6)	7,962	8,146	(184)	(2.3)
ATM income	1,199	1,316	(117)	(8.9)	3,661	3,798	(137)	(3.6)
Adjustments to FDIC receivable for loss share agreements	(4,386)	(23,298)	18,912	(81.2)	(32,030)	(61,790)	29,760	(48.2)
Recoveries of acquired loans previously charged off	3,628	19,758	(16,130)	(81.6)	12,523	25,608	(13,085)	(51.1)
Other	2,109	2,175	(66)	(3.0)	4,472	13,288	(8,816)	(66.3)
Total noninterest income	$77,390	$71,918	$5,472	7.6%	$203,953	$194,426	$9,527	4.9%
Noninterest income for the third quarter of 2014 equaled $77.4 million, compared to $71.9 million in the comparable period of 2013. The $5.5 million increase during 2014 is primarily the result of a $2.8 million increase in processing service fees and a$18.9 million lower unfavorable FDIC receivable impact as loss share agreements begin to expire. These improvements are partially offset by a $16.1 million decline in recoveries of acquired loans previously charged off related to several large loan recoveries in the third quarter of 2013 and the continued acquired loan portfolio runoff.
For the nine-month period, noninterest income equaled $204.0 million for 2014, compared to $194.4 million for 2013, primarily due to a $3.9 million increase in cardholder and merchant services income, a $2.6 million increase in processing service fees, and a $29.8 million reduction in unfavorable adjustments to the FDIC loss share receivable. These increases are partially offset by a $6.4 million decline in mortgage income as a result of reduced mortgage originations due to economic conditions, a $13.1 million decrease in recoveries of acquired loans previously charged off, and a decrease in other resulting from a $7.5 million gain generated from the sale of various client bank processing agreements during the first quarter of 2013.
During 2014, substantially all fees from processing services relate to payments received from Bancorporation. Starting October 1, 2014, the effective date of the merger of BancShares and Bancorporation, no further fees from processing services provided to Bancorporation will be recorded by BancShares. However, this reduction is not expected to have an impact on the combined earnings as the associated processing expenses recorded by Bancorporation will also be eliminated upon consolidation.

Noninterest Expense

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment, software costs and our technology and operations infrastructure.

Table 7
Noninterest Expense

	Three months ended September 30		Three-month change		Nine months ended September 30		Nine-month change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Salaries and wages	$81,825	$76,463	$5,362	7.0%	$243,017	$228,384	$14,633	6.4%
Employee benefits	19,797	21,889	(2,092)	(9.6)	59,638	70,136	(10,498)	(15.0)
Occupancy expense	20,265	18,844	1,421	7.5	60,975	56,117	4,858	8.7
Equipment expense	18,767	18,822	(55)	(0.3)	57,121	56,466	655	1.2
FDIC insurance expense	2,915	2,706	209	7.7	8,191	7,795	396	5.1
Foreclosure-related expenses	4,838	4,287	551	12.9	13,787	12,059	1,728	14.3
Merger-related expenses	1,505	—	1,505	100.0	7,352	—	7,352	100.0
Merchant processing	10,884	9,155	1,729	18.9	29,120	26,502	2,618	9.9
Processing fees paid to third parties	3,796	3,469	327	9.4	11,777	11,696	81	0.7
Card processing	2,075	354	1,721	(a)	7,705	7,113	592	8.3
Consultant	2,046	3,693	(1,647)	(44.6)	7,614	7,784	(170)	(2.2)
Collection	3,717	5,972	(2,255)	(37.8)	8,199	16,350	(8,151)	(49.9)
Advertising	4,481	2,794	1,687	60.4	7,145	4,199	2,946	70.2
Other	24,899	23,695	1,204	5.1	70,219	70,464	(245)	(0.3)
Total noninterest expense	$201,810	$192,143	$9,667	5.0%	$591,860	$575,065	$16,795	2.9%
(a) not meaningful
Noninterest expense increased $9.7 million in the third quarter of 2014 to $201.8 million, compared to $192.1 million in the third quarter of 2013. The third quarter 2014 increase is a result of higher salaries and wages of $5.4 million related to annual merit increases and increases in employee head count, higher occupancy expenses of $1.4 million, and increases in merger-related expenses of $1.5 million. Noninterest expense in the third quarter of 2014 also increased due to higher merchant and card processing of $3.5 million, which are correlated with higher merchant and cardholder services income, and advertising expenses of $1.7 million, due to the Forever First branding campaign. These increases are partially offset by lower employee benefits of $2.1 million primarily due to lower pension expenses and reduced collection expenses of $2.3 million due to managing fewer nonperforming assets.

For the nine-month period, noninterest expense totaled $591.9 million, compared to $575.1 million for the nine-month period of 2013. The increase results from higher salaries and wages of $14.6 million related to annual merit increases and increases in employee head count, higher occupancy expense of $4.9 million, higher merger-related expenses of $7.4 million with $5.0 million related to the 1st Financial merger and $2.4 million related to the merger with Bancorporation, a $3.2 million increase in merchant and card processing fees, which are correlated with higher merchant and cardholder services income, and higher advertising expenses of $2.9 million, due to the Forever First branding campaign. These increases are partially offset by lower employee benefit expenses of $10.5 million reflecting lower pension costs resulting from a higher discount rate used to calculate pension expense during 2014 and reduced collection expenses of $8.2 million associated with managing reduced nonperforming assets.

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
Income tax expense totaled $13.9 million and $25.7 million for the third quarter of 2014 and 2013, representing effective tax rates of 34.5 percent and 38.5 percent during the respective periods. Income tax expense totaled $37.3 million and $82.0 million for the nine months ended September 30, 2014, and 2013, respectively. The effective tax rates were 33.2 percent and 36.9 percent for the respective nine-month periods. The decreased effective tax rate in 2014 is primarily the result of the impact of permanent differences on lower pre-tax earnings. In addition, during the third quarter of 2013, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted July 23, 2013. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in income tax expense in the third quarter of 2013.

BALANCE SHEET ANALYSIS

BancShares focuses on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures, and corresponding tighter margins. We avoid high-risk industry concentrations, but we do maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. The credit department actively monitors all loan concentrations to ensure potential risks are identified timely and managed accordingly. Our focus on asset quality also influences the composition of our investment securities portfolio. At September 30, 2014, mortgage-backed securities represented 45.6 percent of investment securities available for sale, compared to U.S. Treasury and government agency securities, which represented 33.4 percent and 20.0 percent, respectively, of the portfolio. Investments in mortgage-backed securities primarily represent securities issued by government entities. The balance of the available-for-sale portfolio includes common stock of other financial institutions and municipal securities. Overnight investments include interest-bearing deposits at the Federal Reserve Bank and other financial institutions, and federal funds sold.

Investment Securities

Investment securities available for sale equaled $5.6 billion at September 30, 2014, compared to $5.4 billion and $5.2 billion at December 31, 2013 and September 30, 2013, respectively. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2014, investment securities available for sale had a net unrealized gain of $15.4 million, compared to a net unrealized loss of $16.6 million and $3.2 million as of December 31, 2013 and September 30, 2013, respectively. In determining whether we had any other than temporary impairment for securities with unrealized losses we consider the amount and duration of the impairment, whether the impairment is industry wide or specific to the financial condition of the issuer, our ability to hold the investment for recovery, adverse actions by rating agencies, discontinuation of dividends on equity securities and deferred interest payments on debt securities. Management concluded that no other than temporary impairment existed as of September 30, 2014.

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

Table 8
Investment Securities

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,888,647	$1,887,810	$373,223	$373,437	$448,201	$448,532
Government agency	1,128,752	1,129,653	2,543,223	2,544,229	2,583,888	2,584,780
Mortgage-backed securities	2,591,641	2,577,465	2,486,297	2,446,873	2,131,099	2,106,032
Equity securities	543	30,028	543	22,147	543	21,224
Municipal securities	125	126	186	187	186	187
Other	23,012	23,012	863	830	857	830
Total investment securities available for sale	5,632,720	5,648,094	5,404,335	5,387,703	5,164,774	5,161,585
Investment securities held to maturity:
Mortgage-backed securities	607	638	907	974	1,013	1,080
Total investment securities	$5,633,327	$5,648,732	$5,405,242	$5,388,677	$5,165,787	$5,162,665

Since December 31, 2013, the proceeds from maturing government agency securities were primarily reinvested into U.S. Treasury securities at higher-yielding rates. As of September 30, 2014, equity securities included our investment in

Bancorporation stock of $29.6 million. Pursuant to the Merger Agreement, the shares of capital stock of Bancorporation we held were canceled and ceased to exist when the merger became effective October 1, 2014. Included in Other at September 30, 2014 are Trust Preferred Securities issued by a former business trust subsidiary of Bancorporation, FCB/SC Capital Trust II, which were purchased by BancShares during the third quarter of 2014 with a contractual maturity of June 15, 2034. The Trust Preferred Securities are the only securities within the Other investment category. Upon completion of the merger with Bancorporation on October 1, 2014, the issuer of the Trust Preferred Securities became a subsidiary of BancShares and, for future financial statement purposes, the investment in the Trust Preferred Securities will be eliminated in consolidation at BancShares.

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

Table 9
Loans and Leases

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Acquired loans:
Commercial:
Construction and land development	$59,808	$78,915	$93,963
Commercial mortgage	579,435	642,891	744,349
Other commercial real estate	36,043	41,381	51,108
Commercial and industrial	25,813	17,254	24,448
Other	1,662	866	1,003
Total commercial loans	702,761	781,307	914,871
Noncommercial:
Residential mortgage	240,681	213,851	232,310
Revolving mortgage	50,048	30,834	34,834
Construction and land development	1,144	2,583	5,337
Consumer	1,646	851	929
Total noncommercial loans	293,519	248,119	273,410
Total acquired loans	996,280	1,029,426	1,188,281
Originated loans and leases:
Commercial:
Construction and land development	382,775	319,847	300,266
Commercial mortgage	6,475,366	6,362,490	6,308,192
Other commercial real estate	177,681	178,754	177,599
Commercial and industrial	1,359,945	1,081,158	1,009,641
Lease financing	443,318	381,763	365,967
Other	213,224	175,336	180,435
Total commercial loans	9,052,309	8,499,348	8,342,100
Noncommercial:
Residential mortgage	1,141,049	982,421	927,426
Revolving mortgage	2,120,167	2,113,285	2,113,240
Construction and land development	117,209	122,792	121,553
Consumer	375,777	386,452	380,266
Total noncommercial loans	3,754,202	3,604,950	3,542,485
Total originated loans and leases	12,806,511	12,104,298	11,884,585
Total loans and leases	$13,802,791	$13,133,724	$13,072,866

At September 30, 2014, total acquired loans decreased $33.1 million, or 3.2 percent, compared to December 31, 2013 and decreased $192.0 million, or 16.2 percent compared to September 30, 2013. The decrease in acquired loans from December 31, 2013 is attributable to continued loan runoff with the six FDIC-assisted bank portfolios, partially offset by the 1st Financial merger, which resulted in additional acquired loans totaling $271.2 million at September 30, 2014. The decrease in the acquired portfolio from September 30, 2013 is due to continued loan run off.

Total originated loans increased $702.2 million, or 5.8 percent, and $921.9 million, or 7.8 percent compared to December 31, 2013 and September 30, 2013, respectively. The increases are primarily driven by increases in commercial mortgage, commercial and industrial and residential mortgage loans.

While the current economic conditions continue to suppress loan demand, we believe the 2014 growth to date points to general improvement in consumer confidence, and we expect originated loan growth to continue for the remainder of 2014.

Allowance for Loan and Lease Losses

At September 30, 2014, the allowance for loan and lease losses allocated to originated loans totaled $175.1 million, or 1.37 percent of originated loans and leases, compared to $179.9 million, or 1.49 percent, and $178.3 million, or 1.50 percent, at December 31, 2013 and September 30, 2013, respectively. An additional allowance of $25.8 million relates to acquired loans at September 30, 2014, compared to $53.5 million at December 31, 2013 and $59.5 million at September 30, 2013.

Management considers the allowance adequate to absorb estimated inherent losses that relate to loans and leases outstanding at September 30, 2014, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

BancShares recorded a $1.5 million net provision expense for loan and lease losses during the third quarter of 2014, compared to a net provision credit of $7.7 million in the same quarter of 2013 driven by significantly lower acquired portfolio impairment reversal in 2014. For the nine months ended September 30, 2014, the net credit to provision for loan and lease losses totaled $7.7 million in comparison to $39.5 million net credit for the same period of 2013. Acquired loan credit provision totaled $0.2 million and $12.0 million during the third quarter and first nine months of 2014, respectively, compared to credits of $12.6 million and $50.7 million for the same periods of 2013. The quarter over quarter and year-to-date change is the result of loan runoff and repayments. Originated loan provision expense totaled $1.7 million and $4.3 million during the third quarter and first nine months of 2014, respectively, compared to $4.9 million and $11.2 million during the same periods of 2013, the result of credit quality improvements in the originated loan portfolio and a reduction in net charge-offs.

Net charge-offs for originated loans equaled $3.5 million and $9.1 million during the third quarter and first nine months of 2014, respectively, compared to $8.4 million and $19.3 million during the same periods of 2013. On an annualized basis, net charge-offs represented 0.11 percent and 0.10 percent of average originated loans and leases during the third quarter and first nine months of 2014, respectively, compared to 0.28 percent and 0.22 percent during the same periods of 2013. Net charge-offs on acquired loans equaled $3.3 million and $15.7 million in the third quarter and first nine months of 2014, respectively, compared to $4.4 million and $29.7 million recorded in the same periods of 2013. Loss estimates for most acquired loans are made at the individual loan level using loan-specific information. Therefore, fluctuations in charge-off levels on acquired loans are indicative of updated cash flow information but are not indicative of future performance of other acquired loans.

Table 10
Allowance for Loan and Lease Losses (ALLL)

	2014			2013		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2014	2013
ALLL at beginning of period	$206,246	$222,942	$233,394	$237,799	$258,316	$233,394	$319,018
Reclassification of reserve due to implementation of enhanced model (1)	—	—	—	—	—	—	7,368
Provision (credit) for loan and lease losses:
Acquired loans	(197)	(9,529)	(2,273)	(834)	(12,615)	(11,999)	(50,710)
Originated loans	1,734	2,230	370	8,110	4,932	4,334	11,179
Net charge-offs of loans and leases:
Charge-offs	(8,721)	(10,904)	(10,676)	(13,494)	(14,628)	(30,299)	(54,532)
Recoveries	1,843	1,507	2,127	1,813	1,794	5,475	5,476
Net charge-offs of loans and leases	(6,878)	(9,397)	(8,549)	(11,681)	(12,834)	(24,824)	(49,056)
ALLL at end of period	$200,905	$206,246	$222,942	$233,394	$237,799	$200,905	$237,799
ALLL at end of period allocated to loans and leases:
Acquired	$25,800	$29,331	$44,993	$53,520	$59,517	$25,800	$59,517
Originated	175,105	176,915	177,949	179,874	178,282	175,105	178,282
ALLL at end of period	$200,905	$206,246	$222,942	$233,394	$237,799	$200,905	$237,799
Net charge-offs of loans and leases:
Acquired	$3,334	$6,133	$6,254	$5,163	$4,402	$15,721	$29,745
Originated	3,544	3,264	2,295	6,518	8,432	9,103	19,311
Total net charge-offs	$6,878	$9,397	$8,549	$11,681	$12,834	$24,824	$49,056
Reserve for unfunded commitments	$328	$380	$324	$357	$375	$328	$375
Average loans and leases:
Acquired	$1,005,045	$1,183,464	$1,282,816	$1,086,469	$1,310,010	$1,181,664	$1,513,113
Originated	12,665,172	12,383,148	12,177,129	12,002,167	11,801,700	12,385,366	11,675,941
Loans and leases at period-end:
Acquired	996,280	1,109,933	1,270,818	1,029,426	1,188,281	996,280	1,188,281
Originated	12,806,511	12,415,023	12,200,226	12,104,298	11,884,585	12,806,511	11,884,585

Ratios
Net charge-offs (annualized) to average loans and leases:
Acquired	1.32%	2.08%	1.98%	1.89%	1.33%	1.78%	2.63%
Originated	0.11	0.11	0.08	0.22	0.28	0.10	0.22
ALLL to total loans and leases:
Acquired	2.59	2.64	3.54	5.20	5.01	2.59	5.01
Originated	1.37	1.43	1.46	1.49	1.50	1.37	1.50
(1) During the second quarter of 2013, BancShares enhanced its ALLL model that included estimated losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

Asset Quality

Asset quality continues to be very strong as we ensure appropriate underwriting standards are followed and all nonperforming assets are managed appropriately. Nonperforming assets include nonaccrual loans and leases and OREO resulting from both acquired and originated loans.
The loss share protection expired for non-single family residential loans acquired from TVB and VB during the third quarter of 2014. During the first quarter of 2015, the loss share protection will expire for non-single family residential loans acquired from SAB and all loans acquired from FRB. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships in accordance with our standard credit administration policies and procedures.

As of September 30, 2014, BancShares’ nonperforming assets amounted to $157.1 million, a decrease of $8.6 million from $165.6 million at December 31, 2013 and a decrease of $38.1 million from $195.1 million at September 30, 2013. Nonperforming assets as a percentage of total loans and leases plus OREO amounted to 1.13 percent, compared to 1.25 percent and 1.48 percent at December 31, 2013 and September 30, 2013, respectively. Of the $157.1 million in nonperforming assets at September 30, 2014, $59.7 million related to acquired covered loans and OREO, $23.3 million related to acquired non-covered loans and OREO, and $74.1 million relates to originated loans and OREO. Acquired nonperforming assets for the third quarter decreased $5.0 million, or 5.65 percent, when compared to the third quarter of 2013. Acquired covered nonperforming assets represent 11.98 percent of acquired covered loans and OREO, compared to 7.02 percent and 7.05 percent as of December 31, 2013 and September 30, 2013, respectively. Originated nonperforming assets represented 0.58 percent of originated loans and leases plus OREO as of September 30, 2014, in comparison to 0.74 percent and 0.90 percent as of December 31, 2013 and September 30, 2013, respectively, due to a reduction in originated nonaccrual loans.

Table 11
Nonperforming Assets

	2014			2013
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Risk Elements
Nonaccrual loans and leases:
Acquired covered	$30,415	$54,036	$52,108	$28,493	$29,194
Acquired not covered	6,425	—	—	—	—
Originated	47,778	46,485	46,952	53,170	66,840
Other real estate:
Acquired covered	29,272	40,136	41,855	47,081	58,769
Acquired not covered	16,882	9,406	10,664	—	—
Originated	26,304	25,745	33,840	36,898	40,338
Total nonperforming assets	$157,076	$175,808	$185,419	$165,642	$195,141
Nonperforming assets:
Acquired covered	$59,687	$94,172	$93,963	$75,574	$87,963
Acquired not covered	23,307	9,406	10,664	—	—
Originated	74,082	72,230	80,792	90,068	107,178
Total nonperforming assets	$157,076	$175,808	$185,419	$165,642	$195,141
Accruing loans and leases greater than 90 days past due:
Acquired	$64,700	$69,660	$137,102	$193,892	$205,847
Originated	10,527	9,872	9,471	8,784	9,363

Nonperforming assets to total loans and leases plus other real estate:
Acquired covered	11.98%	10.97%	9.34%	7.02%	7.05%
Acquired not covered	4.28	3.12	3.36	—	—
Originated	0.58	0.58	0.66	0.74	0.90
Total	1.13	1.29	1.37	1.25	1.48

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases. TDRs which are accruing at the time of restructure and continue to perform based on the restructured terms are considered performing.

Table 12
Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Accruing TDRs:
Acquired	$54,670	$90,829	$102,841
Originated	92,928	85,126	71,047
Total accruing TDRs	147,598	175,955	173,888
Nonaccruing TDRs:
Acquired	5,073	11,479	11,390
Originated	17,817	19,322	24,467
Total nonaccruing TDRs	22,890	30,801	35,857
All TDRs:
Acquired	59,743	102,308	114,231
Originated	110,745	104,448	95,514
Total TDRs	$170,488	$206,756	$209,745
At September 30, 2014, $38.5 million acquired TDRs were covered under loss share agreements, compared to $102.3 million at December 31, 2013.

Interest-Bearing Liabilities
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $13.7 billion and $13.9 billion at September 30, 2014 and September 30, 2013, respectively, and totaled $13.7 billion at December 31, 2013. The $19.7 million increase from December 31, 2013 is primarily due to recurring deposit balance fluctuations.
Deposits
At September 30, 2014, total deposits equaled $18.4 billion, an increase of $532.9 million, or 3.0 percent, since December 31, 2013 and an increase of $343.6 million, or 1.9 percent, since September 30, 2013. The increase from both periods resulted from the 1st Financial merger and additional organic growth in legacy markets.

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
Short-Term Borrowings
At September 30, 2014, short-term borrowings totaled $798.2 million compared to $604.4 million and $511.4 million at September 30, 2013 and December 31, 2013, respectively. The increase in short-term borrowings is due to subordinated debt and FHLB borrowings with maturities less than one year being reclassified from long-term obligations.
Long-Term Obligations
Long-term obligations equaled $313.8 million at September 30, 2014, down $197.2 million and $197.0 million from September 30, 2013 and December 31, 2013, respectively. The decrease is primarily the result of subordinated debt of $125.0 million and FHLB borrowings of $70.0 million with maturities less than one year being reclassified to short-term borrowings.

At September 30, 2014, December 31, 2013 and September 30, 2013, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for

$93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities and adjustment for pension funded status, net of deferred taxes, are included in accumulated other comprehensive income within shareholder's equity and directly impact the calculation of our capital ratios. In the aggregate, these items represented a net decrease in shareholders' equity of $1.9 million at September 30, 2014, compared to net reductions of $95.5 million at September 30, 2013. The $93.7 million favorable impact on shareholders' equity from September 30, 2013, reflects the combined impact of cumulative earnings, changes in the funded status of the pension plan and unrealized gains on investment securities available for sale.

The expiring loss share agreements for the FDIC-assisted loan portfolio will have an impact on capital adequacy since the loans have higher risk weightings upon expiration; however, for the quarter and year-to-date period, the impact was insignificant. Based upon the current performance, portfolio balances, and timing of loss share agreement expirations, the future impact is also expected to be insignificant.

Table 13
Analysis of Capital Adequacy

	September 30, 2014	December 31, 2013	September 30, 2013	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 capital	14.26%	14.92%	15.04%	4.00%	6.00%
Total capital	15.60	16.42	16.54	8.00	10.00
Tier 1 leverage ratio	9.79	9.82	9.84	3.00	5.00

Bank
Risk-based capital ratios
Tier 1 capital	13.43%	14.14%	14.22%	4.00%	6.00%
Total capital	14.68	15.57	15.66	8.00	10.00
Tier 1 leverage ratio	9.26	9.36	9.36	3.00	5.00

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

Under the revised rules, BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, would be 13.64 percent at September 30, 2014, compared to the fully phased-in, well-capitalized minimum of 9.0 percent, which includes the 2.5 percent minimum conservation buffer. Management continues to monitor Basel developments and remains committed to managing our capital levels in a prudent manner. The proposed tier 1 common equity ratio is calculated in Table 14.

Table 14
Tier 1 Common Equity (as proposed by Basel III)

(Dollars in thousands)	September 30, 2014
Tier 1 capital	$2,149,709
Less: restricted core capital	93,500
Tier 1 common equity	$2,056,209
Risk-adjusted assets	$15,075,447

Tier 1 common equity ratio	13.64%

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

We assess our short term interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the existence of contractual floors on certain loans, competitive pressures that constrain our ability to reduce deposit interest rates and the extraordinarily low current level of interest rates, it is unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration of low rate deposit instruments to long-term, higher rate instruments as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates.

Table 16
Net Interest Income Sensitivity Simulation Analysis

This table provides the impact on net interest income resulting from various interest rate shock scenarios as of September 30, 2014 and December 31, 2013.

	Estimated increase in net interest income
Change in interest rate (basis point)	September 30, 2014	December 31, 2013
+100	3.07%	2.95%
+200	3.78	4.56
+300	0.68	3.62

Table 17
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE risk involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of September 30, 2014 and December 31, 2013.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	September 30, 2014	December 31, 2013
+100	3.47%	2.68%
+200	2.98	0.70
+300	(1.04)	(3.05)

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

Liquidity risk management. Liquidity risk is the risk that an institution will be unable to generate or obtain sufficient cash or its equivalents on a cost-effective basis to meet commitments as they fall due. The most common sources of liquidity risk arise from mismatches in the timing and value of on-balance sheet and off-balance sheet cash inflows and outflows. In general, on-balance sheet mismatches generate liquidity risk when the effective maturity of assets exceeds the effective maturity of liabilities. A commonly cited example of a balance sheet liquidity mismatch is when long-term loans (assets) are funded with short-term deposits (liabilities). Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost, and changes in economic conditions or exposure to credit, market, operation, legal and reputation risks that can affect an institution’s liquidity risk profile.

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

One of our principal sources of noncore funding is advances from the Federal Home Loan Bank (FHLB) of Atlanta. Outstanding FHLB advances equaled $250.3 million as of September 30, 2014, and we had sufficient collateral pledged to secure $1.23 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities. At September 30, 2014, BancShares had access to $690.0 million in unsecured borrowings through various sources.

Free liquidity includes cash on deposit at various banks, overnight investments and the unpledged portion of investment securities available for sale, all of which can be easily converted to cash. Free liquidity totaled $3.36 billion at September 30, 2014 compared to $3.39 billion at December 31, 2013.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2014, BancShares’ market risk profile has not changed significantly from December 31, 2013, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the third quarter of 2014 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Certain risks continue to receive attention from regulators and financial statement users and therefore have been included in the 10-Q.
Merger integration may be disruptive
On October 1, 2014, Bancorporation was merged into BancShares. During 2015, BancShares will convert the Bancorporation systems to BancShares systems. Complications in the conversion of operating systems, data processing and products may result in the loss of customers, damage to our reputation, operational problems, one-time costs currently not anticipated, or reduced cost savings resulting from the merger. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our business or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.
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
We face significant operational risks in our businesses
Our ability to safely conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees, automated systems and those systems maintained by third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We maybe subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure and oversight can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations. We have implemented internal controls to adequately safeguard and maintain our operational and organizational information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF COMMON STOCK

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013 and continuing through June 30, 2014. This authorization terminated on June 30, 2014 and was not extended. No purchases occurred pursuant to that authorization.

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

Date:	November 5, 2014		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ GLENN D. MCCOY
Glenn D. McCoy
Vice President and Chief Financial Officer