Form 10-K
period 2014-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2015-02-25
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,206,529,239.

On February 25, 2015, there were 11,005,220 outstanding shares of the Registrant's Class A Common Stock and 1,005,185 outstanding shares of the Registrant's Class B Common Stock.
Portions of the Registrant's definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	11
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	18
	Item 3	Legal Proceedings	19
PART II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
	Item 6	Selected Financial Data	21
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	59
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2014 and 2013	63
		Management's Annual Report on Internal Control over Financial Reporting	66
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	66
		Report of Independent Registered Public Accounting Firm	68
		Consolidated Balance Sheets at December 31, 2014 and 2013	68
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2014	70
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2014	71
		Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2014	72
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014	73
		Notes to Consolidated Financial Statements	74
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	66
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	137

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General’ and ‘—Audit Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders (2015 Proxy Statement).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation, Nominations and Governance Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2015 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers’ and '—Principal Shareholders' of the 2015 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2015 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2014 and 2013’ of the 2015 Proxy Statement.

Part I
Business

General

First Citizens BancShares, Inc. ("BancShares") was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company ("FCB"), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later became First-Citizens Bank & Trust Company. On April 28, 1997, BancShares launched IronStone Bank ("ISB"), a federally-chartered thrift institution that originally operated under the name Atlantic States Bank. Initially, ISB operated in the counties surrounding Atlanta, Georgia, but gradually expanded into other high-growth markets throughout the southeastern and western United States. On January 7, 2011, ISB was merged into FCB, resulting in a single banking subsidiary of BancShares.

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation ("1st Financial") of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company ("Mountain 1st"). On October 1, 2014, BancShares completed the merger of First Citizens Bancorporation, Inc. ("Bancorporation") with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014.

For the period October 1, 2014 through December 31, 2014, Bancshares maintained two banking subsidiaries. On January 1, 2015, First Citizens Bank and Trust Company, Inc. ("FCB-SC") merged with and into FCB. As of January 1, 2015, FCB remains as the single banking subsidiary of BancShares. Other non-bank subsidiary operations do not have a significant effect on BancShares consolidated financial statements.

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

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairman of BancShares, is Robert P. Holding’s granddaughter. Frank B. Holding, son of Robert P. Holding and father of Frank B. Holding, Jr. and Hope Holding Bryant, was Executive Vice Chairman until his retirement in 2014. On February 14, 2014, Frank Holding announced that he would retire from his position as a director effective April 29, 2014, and has retired from his positions as an officer of BancShares and FCB effective September 2, 2014.

FCB seeks to meet the needs of both individuals and commercial entities in its market areas. Services offered at most offices include taking of deposits, cashing of checks and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. FCB’s wholly-owned subsidiaries, First Citizens Investor Services, Inc. ("FCIS"), First Citizens Securities Corporation Inc. ("FCSC") and First Citizens Asset Management, Inc. ("FCAM"), provide various investment products including annuities, discount brokerage services and third-party mutual funds to customers primarily through the bank's branch network, as well as investment advisory services.

A substantial portion of our revenue is derived from our operations throughout North Carolina, South Carolina, and Virginia and in certain urban areas of Georgia, Florida, California and Texas. We deliver products and services to our customers through our extensive branch network as well as online banking, telephone banking, mobile banking and various ATM networks. Business customers may conduct banking transactions through the use of remote image technology.

FCB’s primary deposit markets are North Carolina, South Carolina and Virginia. FCB’s deposit market share in North Carolina was 4.0 percent as of June 30, 2014, based on the FDIC Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2014, controlled 78.3 percent of North Carolina deposits. In South Carolina, FCB-SC was the 4th largest bank in terms of deposit market share with 9.4 percent at June 30, 2014. The three larger banks represent 43.9 percent of total deposits in South Carolina as of June 30, 2014. In Virginia, FCB was the 16th largest bank with a June 30, 2014, deposit market share of 0.6 percent. The 15 larger banks represent 84.3 percent of total deposits in Virginia as of June 30, 2014.

FCB's market areas enjoy a diverse employment base, including, in various locations, manufacturing, service industries, agricultural, wholesale and retail trade, technology and financial services. We believe the current market areas will support future growth in loans, deposits and our other banking services. We maintain a community bank approach to providing customer service, a competitive advantage that strengthens our ability to effectively provide financial products and services to individuals and businesses in our markets. However, like larger banks, we have the capacity to offer most financial products and services that our customers require.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Geographic Locations and Employees

As of December 31, 2014, FCB and FCB-SC operated 572 branches in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia and the District of Columbia. BancShares and its subsidiaries employ approximately 5,866 full-time staff and approximately 574 part-time staff for a total of 6,440 employees.

Business Combinations

On January 1, 2014, FCB completed its merger with 1st Financial of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st. The merger allowed FCB to expand its presence in Western North Carolina. FCB paid $10.0 million to acquire 1st Financial, including $8.0 million to acquire and subsequently retire the 1st Financial securities that had been issued under the Troubled Asset Relief Program ("TARP").

On October 1, 2014, BancShares completed the merger of Bancorporation with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. FCB-SC merged with and into FCB on January 1, 2015. Under the terms of the Merger Agreement, each share of Bancorporation common stock was converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elected for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. The merger between BancShares and Bancorporation creates a more diversified financial institution that is better equipped to respond to economic and industry developments. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations. In connection with the Bancorporation merger, BancShares completed an analysis of the control ownership of BancShares and Bancorporation and determined that common control did not exist.

A Current Report on Form 8-K/A was filed on December 11, 2014, with respect to completion of the Bancorporation merger and should be read in conjunction with the information presented herein. Additional information related to the merger is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Combinations”, as well as Note B to the Consolidated Financial Statements.

Regulatory Considerations
The business and operations of BancShares and FCB are subject to significant federal and state regulation and supervision. BancShares is a financial holding company registered with the Federal Reserve Board ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended. It is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve.
FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks. Deposit obligations are insured by the FDIC to the maximum legal limits.
FCB-SC was a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the South Carolina Commissioner of Banking. Deposit obligations were insured by the FDIC to the maximum legal limits. FCB-SC merged with and into FCB on January 1, 2015.
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

Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has a broad impact on the financial services industry. Significant components of the Dodd-Frank Act included the following:

* Created the Consumer Financial Protection Bureau ("CFPB") as a new agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws;

* Authorized the elimination of federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

* Amended the Electronic Fund Transfer Act to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve”) authority to establish rules regulating interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion, such as FCB, and enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

* Restricted federal law preemption of state laws for subsidiaries and affiliates of national banks and federal thrifts;

* Permitted the establishment of branch offices of banks throughout the U.S.;

* Extended to most bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital, subject to certain phase-in and grandfathered exceptions;

* Required bank holding companies and banks both to be well-capitalized and well-managed in order to acquire banks located outside their home state;

* Changed the federal deposit insurance assessment base from the amount of insured deposits to consolidated assets less tangible capital, eliminated the maximum size of the Deposit Insurance Fund (the "DIF"), and increases the minimum size of the DIF;

* Imposed comprehensive regulation of the over-the-counter derivatives market, including certain provisions that would effectively prohibit FDIC insured depository institutions from conducting certain derivatives businesses within those institutions;

* Required large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management (BancShares has a Board of Directors Risk Committee as well as a management enterprise risk oversight committee);

* Implemented corporate governance revisions applicable to all public companies (not just financial institutions), including revisions regarding executive compensation disclosure;

* Permanently adopted the $250,000 limit for FDIC insurance coverage;

* Restricted the ability of banks to sponsor or invest in private equity or hedge funds and to engage in proprietary trading under the “Volcker rule”;

* Increased authority of the Federal Reserve and the FDIC’s authority to examine our subsidiaries;

* Required annual capital stress testing for institutions with $10 billion or more in assets; and

* Expanded the requirement for holding companies to serve as sources of financial strength to their subsidiary depository institutions.

The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests will be available to the public starting in June 2015. Through a stress testing program which has been implemented, BancShares and FCB will comply with current regulations. The results of stress testing activities will be considered by our Risk Committee in combination with other risk management and monitoring practices as part of our risk management program.

CFPB Regulation and Supervision. As noted above, Dodd- Frank gives the CFPB authority to examine FCB for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services we offer. In addition, Dodd-Frank gives the CFPB broad authority to take corrective action against FCB as it deems appropriate. The CFPB also has powers that it was assigned in Dodd-Frank to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authority the CFPB assumed on July 21, 2011 under existing consumer financial law governing the provision of consumer financial products and services. The CFPB has concentrated much of its initial rulemaking efforts on a variety of mortgage related topics required under Dodd-Frank, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages.

In January 2014, new rules issued by the CFPB for mortgage origination and mortgage servicing became effective. The rules require lenders to conduct a reasonable and good faith determination at or before consummation of a residential mortgage loan that the borrower will have a reasonable ability to repay the loan. The regulations also define criteria for making Qualified Mortgages which entitle the lender and any assignee to either a conclusive or rebuttable presumption of compliance with the ability to repay rule. The new mortgage servicing rules include new standards for notices to consumers, loss mitigation procedures, and consumer requests for information. Both the origination and servicing rules create new private rights of action for consumers in the event of certain violations. In addition to the exercise of its rule making authority, the CFPB is continuing its ongoing examination and supervisory activities with respect to a number of consumer businesses and products.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been promulgated, certain of the Act’s requirements have yet to be implemented. Given these uncertainties to how the federal bank regulatory agencies will implement the Dodd-Frank Act's requirements, the full extent of the impact of the Act on the operations of BancShares and FCB is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of BancShares and its subsidiaries. These changes may also require BancShares to invest significant management attention and resources to evaluate and comply with new statutory and regulatory requirements.

BancShares

General. As a financial holding company registered under the Bank Holding Company Act ("BHCA"), BancShares is subject to supervision, regulation, and examination by the Federal Reserve. BancShares is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation, and examination by the North Carolina Commissioner of Banks ("NCCB").

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as BancShares, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company’s depository institutions.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, BancShares is expected to commit resources to support FCB, including times when BancShares may not be in a financial position to provide such resources. Any capital loans made by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act ("FDIA"), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Subsidiary Bank - Capital Requirements”. The tier 1, total capital, and leverage capital ratios of BancShares were 13.61 percent, 14.69 percent and 8.91 percent, respectively, and each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards as of December 31, 2014. Subject to its capital requirements and certain other restrictions, BancShares is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to BancShares.

Limits on Dividends and Other Payments. BancShares is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of BancShares result from dividends paid to it by FCB. There are various legal limitations applicable to the payment of dividends by FCB to BancShares and to the payment of dividends by BancShares to its shareholders. FCB is subject to various statutory restrictions on its ability to pay dividends to BancShares. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by FCB or BancShares may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit FCB or BancShares from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of FCB or BancShares, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the FCB’s current financial condition, BancShares does not expect this provision will have any impact on its ability to receive dividends from FCB. BancShare’s non-bank subsidiaries pay dividends to BancShares periodically on a non-regulated basis.

In addition to dividends it receives from FCB, BancShares receives management fees from its affiliated companies for expenses incurred for performing various corporate functions on behalf of the subsidiaries. These fees are charged to each subsidiary based upon the estimated cost for usage of services by that subsidiary. The fees are eliminated from the consolidated financial statements.

Subsidiary Bank - FCB

General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks.

The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices.

Current Capital Requirements. Bank regulatory agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the current risk-based capital requirements of the regulatory agencies, BancShares and FCB are required to maintain minimum capital levels that require a tier 1 capital ratio of no less than 4% of risk-weighted assets, a total capital ratio of no less than 8% of risk-weighted assets and a leverage capital ratio of no less than 3% of average assets. To meet the regulatory guidelines for well-capitalized standards, the tier 1 and total capital ratios must equal 6.00% and 10.00%, respectively, while the leverage ratio must equal 5%. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. As of December 31, 2014, the tier 1, total capital, and leverage capital ratios for FCB and were 13.12 percent, 14.37 percent, and 9.30 percent, while FCB-SC's ratios were 15.11 percent, 15.20 percent, and 7.89 percent. Each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards as of December 31, 2014.

New Capital Requirements (Basel III). On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require BancShares and FCB to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total average assets (increased from the current requirement of 3.0%). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require BancShares and FCB to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to FCB, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, BancShares and FCB would have remained “well capitalized” as of such date.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of FCB to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between FCB and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to FCB, as those prevailing for comparable nonaffiliated transactions. In addition, FCB generally may not purchase securities issued or underwritten by affiliates.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund ("DIF"), subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. FCB and FCB-SC each met the definition of being “well capitalized” as of December 31, 2014.

As described above in “New Capital Requirements,” the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act. FCB is subject to the requirements of the Community Reinvestment Act of 1977 ("CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like BancShares, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.

Privacy Legislation. Several recent laws, including the Dodd-Frank Act, and related regulations issued by the federal bank regulatory agencies, provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including BancShares and FCB. The final rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 to July 21, 2015. BancShares has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. However, regulators are soliciting comments to the Interim Rule, and this exemption could change. BancShares currently does not have any impermissible holdings of TruPS CDOs under the Interim Rule, and therefore, will not be required to divest of any such investments or change the accounting treatment.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. All mortgage loans originated by FCB meet Ability-to-Repay standards and a substantial majority also meet Qualified Mortgage standards.  This mix provides the ability to serve the needs of a broad customer base.

Consumer Laws and Regulations. FCB is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. FCB must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Item 1A. Risk Factors

The risks and uncertainties that management believes are material are described below. The risks listed are not the only risks that BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our financial condition and/or the results of our operations or our business. If such risks and uncertainties were to become reality or the likelihoods of those risks were to increase, the market price of our common stock could significantly decline.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. In addition to a multitude of regulations designed to protect customers, depositors and consumers, we must comply with other regulations that protect the deposit insurance fund and the stability of the U.S. financial system, including laws and regulations which, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and investments, limit the dividend or distributions that we can pay, restrict the ability of our bank subsidiaries to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”). Compliance with laws and regulations can be difficult and costly and changes in laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis that impacted the banking and financial markets. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our common stock. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
The Dodd-Frank Act has resulted in increased regulation of the financial services industry. One key component of the Dodd-Frank Act was the establishment of the CFPB. The CFPB, in consultation with the Federal banking agencies, has been given primary federal jurisdiction for consumer protections in the financial services markets. Within certain limitations, the CFPB is charged with creating, revising or restating the consumer protection regulations applicable to commercial banks. We are subject to examination and supervision by the CFPB with respect to compliance with consumer protection laws and regulations.
A significant number of the provisions of the Dodd-Frank Act still require extensive rulemaking and interpretation by regulatory authorities. In several cases, authorities have extended implementation periods and delayed effective dates. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and us will not be known for an extended period of time. Nevertheless, the Dodd-Frank Act, and current and future rules implementing its provisions and the interpretation of those rules, could result in a loss of revenue, require us to change certain of our business practices, limit our ability to pursue certain business opportunities, increase our capital and liquidity requirements and impose additional assessments and costs on us, and otherwise adversely affect our business operations and have other negative consequences.
We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, BancShares, together with FCB, must meet certain capital and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings, and other factors.

In July 2013, the Federal Reserve issued final capital rules that replace existing capital adequacy rules and implement Basel III and certain requirements imposed by the Dodd-Frank Act. When fully phased-in, these rules will result in higher and more stringent capital requirements for us and FCB. Under the final rules, our capital requirements will increase and the risk-weighting of many of our assets will change.
Under the final capital rules, Tier 1 capital will consist of Common Equity Tier ("CET") 1 Capital and additional Tier 1 capital, with Tier 1 capital plus Tier 2 capital constituting total risk-based capital. The required minimum capital requirements will be a CET 1 ratio of 4.5%; a Tier 1 capital ratio of 6%, and a total capital ratio of 8%. In addition, a Tier 1 leverage ratio to average consolidated assets of 4% will apply. Further, we will be required to maintain a capital conservation buffer of 2.5% of additional CET 1. If we do not maintain the capital conservation buffer once it is fully phased in, then our ability to pay dividends and discretionary bonuses, and to make share repurchases, will be restricted. We are required to comply with the minimum regulatory capital ratios as of January 1, 2015; on that same date, the transition period for other requirements of the final rules and the capital conservation buffer also began. If the risk weightings of certain assets we hold should change and we are required to hold increased amounts of capital, the profitability of those assets and underlying businesses may change, which could result in changes in our business mix over the long-term.
The final rules will also gradually eliminate the contribution of certain trust preferred and other hybrid debt securities to Tier 1 capital. Under the phased-in approach, the affected securities will lose Tier 1 capital status between 2013 and 2016; the securities will, however, qualify for Tier 2 capital treatment.
We encounter significant competition which may reduce our market share and profitability
We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; various wealth management providers; independent and captive insurance agencies; mortgage companies; and non-bank providers of financial services. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal and/or state income taxes. The fierce competitive pressures that we face adversely affect pricing for many of our products and services.
Our financial condition could be adversely affected by the soundness of other financial institutions
Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. We have exposure to numerous financial service providers, including banks, securities brokers and dealers, and other financial service providers. Although we monitor the financial conditions of financial institutions with which we have credit exposure, transactions with other financial institutions expose us to credit risk through the possibility of counterparty default.
Our ability to grow is contingent on capital adequacy

Based on existing capital levels, BancShares and FCB are well-capitalized under current leverage and risk-based capital standards. Our ability to grow is contingent on our ability to generate sufficient capital to remain well-capitalized under current and future capital adequacy guidelines.

Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets, including trust preferred securities and subordinated debt. Beginning January 1, 2015, provisions of the Dodd-Frank Act eliminated 75 percent of our trust preferred capital securities from tier 1 capital with the remaining 25 percent phased out in January 1, 2016.

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

If we fail to effectively manage credit risk and interest rate risk, our business and financial condition will suffer

We must effectively manage credit risk. There are risks inherent in making any loan, including risks of repayment, risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

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

If our current level of balance sheet liquidity were to experience pressure, that could affect our ability to pay deposits and fund our operations

Our deposit base represents our primary source of core funding and balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to noncore funding such as borrowings from the Federal Home Loan Bank and the Federal Reserve, Federal Funds purchased lines and brokered deposits. While we maintain access to these noncore funding sources, for some of them we are dependent on the availability of collateral and the counterparty’s willingness and ability to lend.

The Dodd-Frank Act rescinded the long-standing prohibition on the payment of interest on commercial demand deposit accounts. Recent historically low interest rates, as well as relatively low levels of competition among banks for demand deposit accounts, have made it difficult to determine the impact on our deposit base, if any, of this repeal. As interest rates begin to rise, our interest expense will increase and our net interest margins may decrease, negatively impacting our performance and, potentially, our financial condition. To the extent banks and other financial service providers were to compete for commercial demand deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates; if we should determine to compete with those higher interest rates, our cost of funds could increase and our net interest margins could be reduced.
Combining BancShares with Bancorporation may be more difficult, costly, or time-consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

BancShares merged with Bancorporation on October 1, 2014. The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining and integrating the businesses, and to do so in a manner that permits growth opportunities and cost savings to be realized without materially disrupting existing customer relationships or decreasing revenues due to loss of customers. The integration process in the merger could result in the loss of key employees, the disruption of ongoing business, and inconsistencies in standards, controls, procedures and policies that affect adversely the our ability to maintain relationships with customers and employees or achieve the anticipated benefits and cost savings of the merger. The loss of key employees or delays or other problems in implementing planned system conversions could adversely affect our ability to successfully conduct its business, which could have an adverse effect on our financial results and the value of its common stock. If we experience difficulties with the integration processes, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from FCB and move their business to competing financial institutions. These integration matters could have an adverse effect on us. If we are not able to achieve our business objectives in the merger, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Accounting for acquired assets may result in earnings volatility

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on United States GAAP. The rate at which those discounts are accreted is unpredictable, the result of various factors including prepayments and credit quality improvements. Post-acquisition deterioration results in the recognition of provision expense and allowance for loan and lease losses. Additionally, the income statement impact of adjustments to the indemnification asset recorded in certain FDIC-assisted transactions may occur over a shorter period of time than the adjustments to the covered assets.

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

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions include loss share agreements that provide significant protection to FCB from the exposures to prospective losses on certain assets. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During 2014, loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank, Venture Bank and Georgian Bank (loss share agreement assumed through the Bancorporation merger). During 2015, loss share protection will expire for non-single family residential loans acquired from First Regional Bank, Sun American Bank and Williamsburg First National Bank (loss share agreement assumed through the Bancorporation merger). During 2016, loss share protection will expire for non-single family residential loans acquired from United Western Bank, Colorado Capital Bank and Atlantic Bank and Trust (loss share agreement assumed through the Bancorporation merger). Protection for all other covered assets extends beyond December 31, 2016.

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

Loans and leases covered under loss share agreements represent 2.6 percent of total loans and leases as of December 31, 2014. As of December 31, 2014, we expect to receive cash payments from the FDIC totaling $28.7 million over the remaining lives of the respective loss share agreements, exclusive of $116.5 million we will owe the FDIC for settlement of the contingent payments.

The loss share agreements are subject to differing interpretations by the FDIC and FCB; therefore, disagreements may arise regarding coverage of losses, expenses and contingencies. Additionally, losses that are currently projected to occur during the loss share term may not occur until after the expiration of the applicable agreement and those losses could have a material impact on the results of operations in future periods. The carrying value of the FDIC receivable includes only those losses that we project to occur during the loss share period and for which we believe we will receive reimbursement from the FDIC at the applicable reimbursement rate.

If our recorded goodwill became impaired, it could have a material adverse effect on our results of operations

As of December 31, 2014, we had $139.8 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results; any such write-off would not impact our capital ratios, however, given that capital ratios are calculated using tangible capital amounts.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio

We maintain an allowance for loan losses that is designed to cover losses on loans that borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date, and in compliance with applicable accounting and regulatory guidance. However, the allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Accounting measurements related to impairment and the allowance require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding our borrowers to conduct their businesses successfully through changing economic environments, competitive challenges, and other factors complicate Our estimates of the risk and/or amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary from current estimates. We expect fluctuations in the allowance due to the uncertain economic conditions.

As an integral part of their examination process, our banking regulators periodically review the allowance and may require us to increase it for loan losses by recognizing additional provisions for loan losses charged to expense or to decrease the allowance by recognizing loan charge-offs, net of recoveries. Any such required additional loan loss provisions or charge-offs could have a material adverse effect on our financial condition and results of operations.

Weaknesses in real estate markets and our reliance on junior liens have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to weaknesses in real estate sales activity. That risk, coupled with delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure to under-collateralization is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions and lower real estate values for collateral underlying these loans has, in many cases, caused the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured. A large portion of our losses within the revolving mortgage portfolio have arisen from junior lien positions and inadequate collateral values.

Further declines in collateral values, unfavorable economic conditions and sustained high rates of unemployment could result in greater delinquency, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Our concentration of loans to borrowers within the medical industry could impair our revenue if that industry experiences economic difficulties.

If regulatory changes (e.g. Affordable Care Act) in the market negatively impact the borrowers' businesses and their ability to repay their loans with us, this could have a material adverse effect on our financial condition and results of operations. We could be required to increase our allowance for loan losses through provisions for loan loss on our income statement that would reduce reported net income.

Our concentration of credit exposure in loans to dental practices could increase credit risk

Dentists and dental practices generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. If economic conditions in the market negatively impact the borrowers’ businesses and their ability to repay their loans with us, this could have a material adverse effect on BancShares’ financial condition and results of operations.

Our financial performance depends upon our ability to attract and retain clients for our products and services, which ability may be adversely impacted by weakened consumer and/or business confidence, and by any inability on our part to predict and satisfy customers’ needs and demands.

Our financial performance is subject to risks associated with the loss of client confidence and demand. A fragile or weakening economy, or ambiguity surrounding the economic future, may lessen the demand for our products and services. Our performance may also be negatively impacted if we should fail to attract and retain customers because we are not able to successfully anticipate, develop and market products and services that satisfy market demands. Such events could impact our performance through fewer loans, reduced fee income, and fewer deposits, each of which could result in reduced net income.
Our business is highly quantitative and requires widespread use of financial models for day-to-day operations; these models may produce inaccurate predictions that significantly vary from actual results.

We rely on quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes, including but not limited to the pricing of various products and services, classifications of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy, and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient or ineffective. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on models, see the Risk Management section included in Item 7 of this Form 10-K.

We face significant operational risks in our businesses

Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees, and internal and third party automated systems, to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain appropriate operational infrastructure and oversight can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations. We have implemented internal controls to safeguard and maintain our operational and organizational infrastructure and information.

Failure to maintain effective systems of internal controls over financial reporting could have a material adverse effect on our results of operation and financial condition and disclosures

We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud, and to operate successfully as a public company. If we were unable to provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of our internal controls over financial reporting, we may discover material weaknesses or significant deficiencies requiring remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continually work to improve our internal controls; however, we cannot be certain that these measures will ensure appropriate and adequate controls over its future financial processes and reporting. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, each of which could have a material adverse effect on our results of operations and financial condition and the market value of our common stock.

Breaches of our and our vendor's information security systems could expose us to hacking and the loss of customer information, which could damage our business reputation and expose us to significant liability

We maintain and transmit large amounts of sensitive information electronically, including personal and financial information of our customers. In addition to our own systems, we also rely on external vendors to provide certain services and are, therefore, exposed to their information security risk. While we seek to mitigate internal and external information security risks, the volume of business conducted through electronic devices continues to grow, and our computer systems and network infrastructure, as well as the systems of external vendors and customers, present security risks including susceptibility to hacking and/or identity theft.

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

We continue to encounter technological change for which we expect to incur significant expense

The technological complexity necessary for a competitive array of financial products and services to customers continues to increase. Our future success requires that we maintain technology and associated facilities that will support our ability to meet the banking and other financial needs of our customers. In 2013, we undertook projects to modernize our systems and associated facilities, strengthen our business continuity and disaster recovery efforts, and reduce operational risk. As these projects have evolved over time, we have identified other areas that require improvements to infrastructure, and have accordingly expanded the projects’ scope. As of December 31, 2014, we had increased the total projected spend to approximately $130 million. The projects will be implemented in phases over the next several years. If the projects’ objectives are not achieved or if the cost of the projects materially exceeds the estimate, our business, financial condition and financial results could be adversely impacted.

Unfavorable economic conditions could adversely affect our business
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on Our operations and financial condition.

Our banking operations are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include the Southeast, Mid-Atlantic, Midwest, and Western United States, with our deepest presence in North Carolina and South Carolina. Worsening economic conditions within our markets, particularly within North Carolina and South Carolina, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors, could weaken the economies of the communities we serve. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.
Our business and financial performance could be impacted by natural disasters, acts of war or terrorist activities.

Natural disasters (including but not limited to earthquakes, hurricanes, tornadoes, floods, fires, explosions), acts of war and terrorist activities could hurt our performance (i) directly through damage to our facilities or other impact to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina and South Carolina, including in coastal areas where our retail and commercial customers could be impacted by hurricanes. We could also suffer adverse results to the extent that disasters, wars or terrorist activities affect the broader markets or economy. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events.
Our business could suffer if we fail to attract and retain skilled employees

Our success depends primarily on our ability to attract and retain key employees. Competition is intense for employees whom we believe will be successful in developing and attracting new business and/or managing critical support functions. We may not be able to hire the best employees or, if successful, retain them after their employment.

We rely on external vendors

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. A number of our vendors are large national entities with dominant market presence in their respective fields, and their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers. External vendors also present information security risks. We monitor vendor risks, including the financial stability of critical vendors. The failure of a critical external vendor could disrupt our business and cause us to incur significant expense.

Accounting standards may change and increase our operating costs and/or otherwise adversely affect our results

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

Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt that you might consider to be in your best interests.
Certain provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent the removal of directors and other management. The provisions could also delay or make more difficult a tender offer, merger, or proxy contest that you might consider to be in your best interests. For example, the Certificate of Incorporation and/or Bylaws:
    * allow our Board of Directors to issue and set the terms of preferred shares without further shareholder approval;
* limit who can call a special meeting of shareholders; and
* establish advance notice requirements for nominations for election to the Board of Directors and proposals of other business to be considered at annual meetings of shareholders.

These provisions, as well as provisions of the Bank Holding Company Act and other relevant statutes and regulations which require advance notice and/or applications for regulatory approval of changes in control of banks and bank holding companies, and additionally the fact that the Holding family holds or controls shares representing a majority of the voting power of our common stock, may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, and adversely affect the market price of our common stock.
The market price of our stock may be volatile

Although publicly traded, our common stock has less liquidity and public float than other large publicly traded financial services companies. Low liquidity increases the price volatility of our stock and could make it difficult for our shareholders to sell or buy our common stock at specific prices.

Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors including expectations of financial and operating results, actual operating results, actions of institutional shareholders, speculation in the press or the investment community, market perception of acquisitions, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry.

We rely on dividends from FCB

As a financial holding company, we are a separate legal entity from FCB. We derive most of our revenue and cash flow from dividends paid by FCB. These dividends are the primary source on which we pay dividends on our common stock and interest and principal on our debt obligations. State and federal laws impose restrictions on the dividends that FCB may pay to us. In the event FCB is unable to pay dividends to us for an extended period of time, we may not be able to service our debt obligations or pay dividends on our common stock.

We are subject to litigation risks, and our expenses related to litigation may adversely affect our results
We are subject to litigation risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that may be initiated against us from time to time could involve large monetary sums and significant defense costs. During the credit crisis, we saw both the number of cases and our expenses related to those cases increase. The outcomes of such cases are always uncertain until finally adjudicated or resolved.
We establish reserves for legal claims when payments associated with the claims become probable and our liability can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual amount paid in resolution of a legal claim may be substantially higher than any amounts reserved for the matter. The ultimate resolution of a legal proceeding, depending on the remedy sought and any relief granted, could materially adversely affect our results of operations and financial condition.
Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and/or regulatory actions, which could adversely affect our results of operations and financial condition. For additional information, see Note T, “Commitments and Contingencies,” to the Consolidated Financial Statements in this Form 10-K.
Item 2. Properties

As of December 31, 2014, BancShares operated branch offices at 572 locations in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia and the District of Columbia. FCB and FCB-SC own many of the buildings and leases other facilities from third parties.

BancShares' headquarters facility, a nine-story building with approximately 163,000 square feet, is located in suburban Raleigh, North Carolina. In addition, we occupy a separate facility in Raleigh that serves as our data and operations center, and we acquired and continue to occupy the Bancorporation headquarters facility, a nine-story building with approximately 170,000 square feet, located in Columbia, South Carolina.

Additional information relating to premises, equipment and lease commitments is set forth in Note F of BancShares’ Notes to Audited Consolidated Financial Statements.

Item 3. Legal Proceedings

BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those other matters cannot be determined, in the opinion of management, no legal action currently exists that is expected to have a material effect on BancShares’ consolidated financial statements. Additional information related to legal proceedings is set forth in Note T of BancShares’ Notes to Audited Consolidated Financial Statements.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2014, there were 1,585 holders of record of the Class A common stock and 263 holders of record of the Class B common stock. The market for Class B common stock is extremely limited. On many days, there is no trading and, to the extent there is trading, it is generally low in volume.

The average monthly trading volume for the Class A common stock was 577,400 shares for the fourth quarter of 2014 and 536,975 shares for the year ended December 31, 2014. The Class B common stock monthly trading volume averaged 1,467 shares in the fourth quarter of 2014 and 2,708 shares for the year ended December 31, 2014.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock, the high and low sales prices per share of BancShares Class A common stock, as reported on NASDAQ, and the high and low bid prices for BancShares Class B common stock, as reported in the OTC Bulletin Board, for each quarterly period during 2014 and 2013, are set forth in the following table. Over-the-counter bid prices for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transactions.

	2014				2013
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Cash dividends (Class A and Class B)	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30
Class A sales price
High	271.97	247.45	260.10	240.46	226.07	212.30	204.76	182.21
Low	206.14	214.53	214.93	215.22	201.64	194.39	179.22	166.49
Class B bid price
High	247.40	230.50	244.50	219.01	210.95	197.50	193.00	173.57
Low	208.00	206.00	199.93	198.01	185.50	184.00	171.00	162.75

A cash dividend of 30 cents per share was declared by the Board of Directors on January 27, 2015, payable on April 6, 2015, to holders of record as of March 16, 2015. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the third quarter of 2014, our board approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 11,000,000 to 16,000,000. In connection with the Bancorporation merger, BancShares repurchased and retired 167,600 and 45,900 shares of Class A and Class B common stock, respectively, that were previously held by Bancorporation.

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014. As of December 31,

2014, no purchases had occurred pursuant to that authorization. This authorization terminated on June 30, 2014 and was not extended.

The following table provides information relating to our purchase of shares of Class A and Class B common stock in the fourth quarter of 2014.

Class A common stock	Total number of shares purchased	Average price paid per share
Purchases from October 1, 2014 to October 31, 2014	167,600	$216.63
Purchases from November 1, 2014 to November 30, 2014	—	—
Purchases from December 1, 2014 to December 31, 2014	—	—
Total	167,600	$216.63

Class B common stock	Total number of shares purchased	Average price paid per share
Purchases from October 1, 2014 to October 31, 2014	45,900	$213.00
Purchases from November 1, 2014 to November 30, 2014	—	—
Purchases from December 1, 2014 to December 31, 2014	—	—
Total	45,900	$213.00

The following graph compares the cumulative total shareholder return ("CTSR") of our Class A common stock during the previous five years with the CTSR over the same measurement period of the NASDAQ – Banks Index and the NASDAQ – U.S. Index. Each trend line assumes that $100 was invested on December 31, 2009, and that dividends were reinvested for additional shares.

Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS
Interest income	$760,448	$796,804	$1,004,836	$1,015,159	$969,368
Interest expense	50,351	56,618	90,148	144,192	195,125
Net interest income	710,097	740,186	914,688	870,967	774,243
Provision (credit) for loan and lease losses	640	(32,255)	142,885	232,277	143,519
Net interest income after provision for loan and lease losses	709,457	772,441	771,803	638,690	630,724
Gains on acquisitions	—	—	—	150,417	136,000
Noninterest income (1)	340,426	267,382	192,254	316,472	272,846
Noninterest expense	846,289	771,380	766,933	792,925	733,376
Income before income taxes (1)	203,594	268,443	197,124	312,654	306,194
Income taxes (1)	65,032	101,574	64,729	118,361	114,183
Net income (1)	$138,562	$166,869	$132,395	$194,293	$192,011
Net interest income, taxable equivalent	$714,085	$742,846	$917,664	$874,727	$778,382
PER SHARE DATA
Net income (1)	$13.56	$17.35	$12.92	$18.72	$18.40
Cash dividends	1.20	1.20	1.20	1.20	1.20
Market price at period end (Class A)	252.79	222.63	163.50	174.99	189.05
Book value at period end (1)	223.77	215.35	193.29	180.73	165.92
SELECTED PERIOD AVERAGE BALANCES
Total assets (1)	$24,104,404	$21,295,587	$21,073,061	$21,133,142	$20,839,485
Investment securities	5,994,080	5,206,000	4,698,559	4,215,761	3,641,093
Loans and leases (PCI and non-PCI)	14,820,126	13,163,743	13,560,773	14,050,453	13,865,815
Interest-earning assets	22,232,051	19,433,947	18,974,915	18,824,668	18,458,160
Deposits	20,368,275	17,947,996	17,727,117	17,776,419	16,740,674
Interest-bearing liabilities	15,273,619	13,910,299	14,298,026	15,044,889	15,235,253
Long-term obligations	403,925	462,203	574,721	766,509	885,145
Shareholders' equity (1)	$2,256,292	$1,936,895	$1,910,886	$1,809,090	$1,670,543
Shares outstanding	10,221,721	9,618,952	10,244,472	10,376,445	10,434,453
SELECTED PERIOD-END BALANCES
Total assets (1)	$30,075,113	$21,193,878	$21,279,269	$20,994,868	$20,804,964
Investment securities	7,172,435	5,388,610	5,227,570	4,058,245	4,512,608
Loans and leases:
PCI (2)	1,186,498	1,029,426	1,809,235	2,362,152	2,007,452
Non-PCI (2)	17,582,967	12,104,298	11,576,115	11,581,637	11,480,577
Interest-earning assets	27,730,515	19,428,929	19,142,433	18,529,548	18,487,960
Deposits	25,678,577	17,874,066	18,086,025	17,577,274	17,635,266
Interest-bearing liabilities	18,930,297	13,654,436	14,213,751	14,548,389	15,015,446
Long-term obligations	351,320	510,769	444,921	687,599	809,949
Shareholders' equity (1)	$2,687,594	$2,071,462	$1,859,624	$1,858,698	$1,731,267
Shares outstanding	12,010,405	9,618,941	9,620,914	10,284.119	10,434.453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized) (1)	0.57%	0.78%	0.63%	0.92%	0.92%
Rate of return on average shareholders' equity (annualized) (1)	6.14	8.62	6.93	10.74	11.49
Average equity to average assets ratio (1)	8.94	9.77	8.74	8.85	8.32
Net yield on interest-earning assets (taxable equivalent)	3.21	3.82	4.84	4.65	4.22
Allowance for loan and lease losses to total loans and leases:
PCI	1.82	5.20	7.74	3.78	2.55
Non-PCI	1.04	1.49	1.55	1.56	1.54
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	9.84	7.02	9.26	17.95	12.87
Noncovered	0.66	0.74	1.15	0.89	1.14
Tier 1 risk-based capital ratio (1)	13.61	14.89	14.24	15.40	14.85
Total risk-based capital ratio (1)	14.69	16.39	15.92	17.26	16.94
Leverage capital ratio (1)	8.91	9.80	9.21	9.89	9.19
Dividend payout ratio (1)	8.85	6.92	9.29	6.41	6.52
Average loans and leases to average deposits	72.76	73.34	76.50	79.04	82.83
(1) Amounts for 2013, 2012, 2011, and 2010 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.
(2) Average loan and lease balances include nonaccrual loans and leases. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Prior period amounts have also been updated to reflect the fourth quarter 2014 adoption of the Accounting Standards Update ("ASU") 2014-01 related to qualified affordable housing projects. See "Note A Accounting Policies and Basis of Presentation" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Report for more detail. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2014, the reclassifications had no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we", "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States (GAAP) and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. The most critical accounting and reporting policies include those related to the allowance for loan and lease losses, fair value estimates, the receivable from and payable to the FDIC for loss share agreements, pension plan assumptions, and income taxes. Significant accounting policies are discussed in Note A of the Notes to Consolidated Financial Statements.

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
BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of unimpaired loans and specific allocations for significant individual impaired loans. It also includes establishing an ALLL for purchased credit-impaired loans ("PCI") that have deteriorated since acquisition. The general allowance is based on net historical loan loss experience for homogeneous groups of loans based mostly on loan type then aggregated on the basis of similar risk characteristics and performance trends. This allowance estimate contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The methodology also considers the remaining discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.
The ALLL for PCI loans is estimated based on the estimated cash flows approach. Over the life of PCI loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using the effective interest rates has decreased and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and recognizes provision expense to maintain the ALLL at an appropriate level. Specific allowances for impaired loans are determined by analyzing estimated cash flows discounted at a loan's original rate or collateral values in situations where we believe repayment is dependent on collateral liquidation. Substantially all impaired loans are collateralized by real property.
Management considers the established ALLL adequate to absorb losses that relate to loans and leases outstanding at December 31, 2014, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. These agencies may require the recognition of additions to the ALLL based on their judgments of information available to them at the time of their examination. See "Note E Allowance for Loan and Lease Losses” in the Notes to Consolidated Financial Statements for additional disclosures.
Fair value estimates. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. Certain assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include the interest rate swap that is accounted for as a cash flow hedge, available for sale securities, and loans held for sale. At December 31, 2014, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 24.1 percent and less than 1.0 percent, respectively. We also measure certain assets at fair value on a non-recurring basis either to evaluate assets for impairment or for disclosure purposes. Examples of non-recurring uses of fair value include impaired loans, other real estate owned ("OREO"), goodwill, and intangible assets, including mortgage serving rights ("MSRs"). Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. As required under GAAP, the assets acquired and liabilities assumed in business combinations were recognized at their fair values as of the acquisition dates. Fair values estimated as part of a business combination were determined using valuation methods and assumptions established by management.

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the fair value. Where observable market prices from transactions for identical assets or liabilities are not available, we identify what we believe to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other techniques by obtaining third party quotes or using modeling techniques, such as discounted cash flows, while attempting to utilize market observable assumptions to the extent available which may require making a number of significant judgments in the estimation of fair value. Fair value estimates requiring significant judgments are determined using various inputs developed by management with the appropriate skills, understanding and knowledge of the underlying asset or liability for which the fair value is being estimated to ensure the development of fair value estimates is sound. Typical pricing sources used in estimating fair values include, but are not limited to, active markets with high trading volume, third party pricing services, external appraisals, valuation models, and commercial and residential evaluation reports. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. See "Note L Estimated Fair Values” in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

Receivable from and payable to the FDIC for loss share agreements. The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and expenses at the applicable loss share percentages. The receivable from the FDIC is reviewed and updated quarterly as loss estimates and timing of estimated cash flows related to covered loans and OREO change. Post-acquisition adjustments for covered loans represent the net change in loss estimates related to loans and OREO as a result of changes in expected cash flows and the ALLL related to loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation may result in a provision for loan and lease losses, an increase in the ALLL and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related ALLL, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded previously. Reversal of previously-established ALLL result in immediate adjustments to the FDIC receivable to remove amounts that were expected to be reimbursed prior to the improvement. For improvements that increase accretable yield, the FDIC receivable is adjusted over the shorter of the remaining term of the loss share agreement or the life of the covered loan. Other adjustments to the FDIC receivable result from unexpected recoveries of amounts previously charged off, servicing costs that exceed initial estimates and changes to the estimated fair value of OREO.

Certain loss share agreements include clawback provisions that require payments to the FDIC if actual losses and expenses do not exceed a calculated amount. Our estimate of the clawback payments based on current loss and expense projections are recorded as a payable to the FDIC. Projected cash flows are discounted to reflect the estimated timing of the payments to the FDIC. See Note H “FDIC Loss Share Receivable” in the Notes to Consolidated Financial Statements for additional disclosures.

Pension plan assumptions. BancShares offers a noncontributory qualified defined benefit pension plan to qualifying employees ("BancShares plan") and certain legacy Bancorporation employees are covered by a noncontributory qualified defined benefit pension plan ("Bancorporation plan"). The calculation of the benefit obligations, the future value of plan assets, funded status and related pension expense under the pension plans require the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plans reflect the interest rate that could be obtained for a suitable investment used to fund the benefit obligations. For the calculation of pension expense, the assumed discount rate equaled 4.90 percent for BancShares' plan and 4.35 percent for Bancorporation's plan during 2014, compared to 4.00 percent for BancShares' plan during 2013.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.50 percent for both the BancShares and Bancorporation plans during 2014 compared to 7.25 percent for the BancShares plan in 2013. An increase in the long-term rate of return on plan assets decreases pension expense for periods following the increase in the assumed rate of return.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent for both the BancShares and Bancorporation plans to calculate pension expense during 2014 and 2013. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases. See Note M “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional disclosures.

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

Changes in estimated income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements. See Note O “Income Taxes” in the Notes to Consolidated Financial Statements for additional disclosures.
Prior period amounts have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update ("ASU") 2014-01 related to qualified affordable housing projects. Under this standard, amortization of investments in qualified affordable housing projects is reported within income tax expense.

CURRENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-17, Business Combinations (Topic 805): Pushdown Accounting
The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity.
BancShares adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. After the effective date, an acquired entity can make an election to apply to guidance to future change in control events or to its most recent change in control event. However, if the financial statements for the period in which the most recent change in control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption did not have an impact on our Consolidated Financial Statements.
FASB ASU 2014-01 Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects
This ASU permits an accounting policy election to account for investments in qualified affordable housing projects (LIHTC) using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).
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
BancShares early adopted the guidance effective in the fourth quarter of 2014. Previously, LIHTC investments were accounted for under the cost or equity method, and the amortization was recorded as a reduction to other noninterest income, with the tax credits and other benefits received recorded as a component of the provision for income taxes. BancShares believes the proportional amortization method better represents the economics of LIHTC investments and provides users with a better understanding of the returns from such investments than the cost or equity method.
The cumulative effect of the retrospective application of the change in amortization method was a $2.4 million decrease to retained earnings as of January 1, 2012. Under the new amortization method of accounting, amortization expense is recognized in income tax expense in the Consolidated Statements of Income and is offset by the tax effect of tax losses and tax credits received from the investments. This change resulted in a reclassification of expense previously recorded as a reduction in other noninterest income to income tax expense along with additional amortization recognized under the new method of accounting in the Consolidated Statements of Income. An additional change resulting from the new amortization method of accounting was that a deferred tax asset or liability no longer exists as a result of these investments, thus in the retrospective application of the new method, the removal of the deferred tax asset previously reported as well as the additional amortization of the investments, both recorded in other assets, reflected in the Consolidated Balance Sheets were removed. We do not believe the impact of this change in accounting principle is material.
FASB ASU 2013-11, Income Taxes (Topic 740)
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
FASB ASU 2013-04, Liabilities
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
Recently Issued Accounting Pronouncements
FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
This ASU requires a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.
The amendments in this ASU are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2015.
FASB ASU 2014-11, Transfers and Servicing (Topic 860)
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

FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements.
The guidance in this ASU is effective for fiscal periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2017 using one of two retrospective application methods.
FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)
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

EXECUTIVE OVERVIEW

BancShares’ earnings and cash flows are primarily derived from our commercial banking activities. We gather deposits from retail and commercial customers and secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture, and equipment used to conduct our commercial banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks.

BancShares conducts its banking operations through its wholly-owned subsidiary First-Citizens Bank & Trust Company ("FCB"), a state-chartered bank organized under the laws of the state of North Carolina. Prior to 2011, BancShares also conducted banking activities through IronStone Bank ("ISB"), a federally-chartered thrift institution. On January 7, 2011, ISB was merged into FCB, resulting in a single banking subsidiary of BancShares.

For the period October 1, 2014 through December 31, 2014, Bancshares also conducted banking activities through First Citizens Bank and Trust Company, Inc. ("FCB-SC"), a subsidiary acquired through the merger of First Citizens Bancorporation, Inc. ("Bancorporation") with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. On January 1, 2015, FCB-SC merged with and into FCB. As of January 1, 2015, FCB remains as the single banking subsidiary of BancShares. Other non-bank subsidiary operations did not have a significant effect on BancShares consolidated financial statements.

Between 2009 and 2011, leveraging our strong capital and liquidity positions, we participated in six FDIC-assisted transactions involving distressed financial institutions. Each of the FDIC-assisted transactions include loss share agreements that result in indemnification assets that protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. Under GAAP, acquired assets, assumed liabilities and the indemnification assets are recorded at their fair values as of the acquisition dates. Subsequent to the acquisition dates, the amortization and accretion of premiums and discounts, the recognition of post-acquisition improvement and deterioration and the related accounting for the loss share agreements with the FDIC have contributed to significant income statement volatility.
Following a comprehensive evaluation of our core technology systems and related business processes during 2012, we concluded that significant investments were required to ensure we are able to meet changing business requirements and to support a growing organization. The project to modernize our systems and associated facilities began in 2013 with phased implementation scheduled through 2016. The project will improve our business continuity and disaster recovery efforts and will ultimately reduce operational risk. The magnitude and scope of this effort is significant with total costs estimated to exceed $130.0 million.

In 2014, FCB completed two merger transactions. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition dates. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition dates as additional information relative to closing date fair values become available.

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation ("1st Financial") of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company ("Mountain 1st"). As a result of the 1st Financial transaction, FCB recorded loans with a fair value of $307.9 million, investment securities with a fair value of $237.4 million, and other real estate owned ("OREO") with a fair value of $11.6 million. The fair value of deposits assumed totaled $631.9 million. As a result of the merger, FCB recorded $32.9 million of goodwill.

On October 1, 2014, BancShares completed the merger of Bancorporation with and into BancShares. FCB-SC merged with and into FCB on January 1, 2015. BancShares recorded loans, investment securities, and OREO with fair values of $4.49 billion, $2.01 billion, and $35.3 million, respectively, as a result of the Bancorporation merger. The fair value of deposits assumed totaled $7.17 billion and BancShares recorded $4.2 million of goodwill. Bancorporation's results of operations are included in the reported current year-to-date period results since October 1, 2014.

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product ("GDP") information available, the Bureau of Economic Analysis’ advance estimate of fourth quarter 2014 GDP indicated growth of 2.6 percent, showing less growth compared to the 5.0 percent growth during the third quarter of 2014. The decrease in real GDP in the fourth quarter is primarily due to a decline in federal government spending; however, consumer spending grew 4.3 percent as a result of declining gasoline prices and continued job growth. Also, fourth quarter results indicated positive contributions from nonresidential and residential fixed investment and private spending. For all of 2014, the economy grew 2.4 percent, up from 2.2 percent in 2013, even after a sharp contraction in the first quarter of 2014 due to harsh winter conditions. The increase reflects positive contributions from personal consumption expenditures, inventory investments, exports, and fixed investments.
Fourth quarter and year-to-date 2014 results indicate improvements in labor market conditions with the unemployment rate dropping to 5.6 percent in December 2014, the lowest rate since June 2008. According to the U.S. Department of Labor, the monthly average for job growth in 2014 was 246,000 new jobs per month, well above the average of 194,000 new jobs per month in 2013.
Housing activity, while continuing to improve, is behind last year's trends as a result of decreased demand. Purchases of homes totaled 4.9 million in 2014, down 3.1 percent from the 5.1 million houses purchased in 2013.
The Federal Reserve’s Federal Open Market Committee ("FOMC") indicated in the fourth quarter that “economic activity is expanding at a moderate pace.” In light of the cumulative progress made in 2014, the FOMC decided to make reductions in its stimulus program and ended its monthly asset purchase program. The FOMC stated it will maintain its target range for the federal funds rate and reiterated it would assess the appropriate timing of the first increase in the target rate based on progress toward its objectives of maximum employment and 2 percent inflation. The FOMC expects to remain patient with respect to the timing of interest rate changes.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the third quarter of 2014. FDIC-insured institutions reported an increase in aggregate net income of 7.3 percent compared to the third quarter of 2013. The increase in earnings is mainly attributable to an increase in net operating revenue, the largest since the fourth quarter of 2009. Noninterest income was 9.2 percent higher than the same quarter in 2013.
Average net interest margin decreased to 3.14 percent from 3.26 percent in the third quarter of 2013 as declining asset yields at larger institutions surpass the decline in the cost of funds. Nonetheless, almost 63 percent of banks reported year-over-year growth in quarterly earnings. Credit improvement and revenue growth remains key to earnings improvement. Net charge-offs and delinquent loans and lease balances continue to decline, with the largest declines in 1-4 family residential mortgage loans.
Other industry trends noted based on review of third quarter 2014 data, in comparison to the same quarter in 2013, unless otherwise specified, include the following:

•
Loan loss provisions increased 23.9 percent compared to the third quarter of 2013, while the quarterly net charge-off rate was the lowest since the first quarter of 2007. All major loan categories, except automobile loans, experienced lower levels of charge-offs.

•
The amount of noncurrent loan and lease balances (90 days or more past due or in nonaccrual status) fell for the 18th quarter in a row. The percentage of loans and leases that were noncurrent at the end of the third quarter was 2.11 percent, the lowest since the middle of 2008.

•	Loan-loss reserves fell for the 18th consecutive quarter. Despite the decline in reserves, the average coverage ratio of reserves to noncurrent loans improved for a ninth consecutive quarter.

•	This is the 14th consecutive quarter that the number and assets of problem institutions have declined with the fewest problem institutions since the first quarter of 2009.

EARNINGS PERFORMANCE SUMMARY
Improved economic stability and operational execution have contributed to organic loan growth as well as improved credit quality, in comparison to 2013. However, low interest rates, competitive loan pricing, and the decrease in the FDIC-assisted loan portfolio continue to impact net interest margin and earnings. On October 1, 2014, BancShares completed the merger of First Citizens Bancorporation, Inc. into BancShares. As of December 31, 2014, the combined company had total assets of $30.08 billion, deposits of $25.68 billion and loans of $18.56 billion, net of allowance for loan losses.
Key drivers for 2014 include:

•
Loan growth continued during 2014, as total loans increased $5.64 billion, reflecting the contribution of $4.49 billion from the Bancorporation merger and strong originated portfolio growth of $1.30 billion.

•
Decreases in the acquired FDIC-assisted loan portfolio continue to negatively impact the earnings by resulting in lower net provision credits and total acquired loan interest income. Loan balances acquired under FDIC-assisted transactions and through the January 1, 2014 1st Financial merger continue to decline, down $120.5 million to $908.9 million at December 31, 2014, due to pay-offs and resolution of problem assets.

•	The investment portfolio continues to provide yield improvement and deposit funding costs remain at historical lows.

•
Significant credit quality improvements continued during 2014 as a result of improved economic conditions. Net charge-offs declined from 2013 for both the originated portfolio and loans acquired through FDIC-assisted transactions.

•	BancShares recorded a $29.1 million gain on Bancorporation shares of stock owned by BancShares. The shares were canceled and ceased to exist when the merger became effective October 1, 2014.

•
Modest increases in noninterest expense primarily as a result of the impact of the Bancorporation merger, higher salaries and wages, occupancy and equipment expenses, advertising expenses, and merger-related expenses.

•	BancShares remained well capitalized with a tier 1 leverage ratio of 8.91 percent, tier 1 risk-based capital of 13.61 percent and total risk-based capital ratio of 14.69 percent at December 31, 2014.
For the year ended December 31, 2014, net income totaled $138.6 million, or $13.56 per share, compared to $166.9 million, or $17.35 per share, during 2013. The $28.3 million, or 17.0 percent, decrease in net income during 2014 resulted from the continued decline in FDIC-assisted portfolio earnings offset by the net income contribution from the Bancorporation merger, including a $29.1 million gain on Bancorporation shares of stock owned by BancShares, impact of lower credit costs, improved investment yields and loan growth within the originated portfolio.
The return on average assets was 0.57 percent during 2014, compared to 0.78 percent during 2013. The return on average shareholders' equity was 6.14 percent and 8.62 percent for the respective periods. The year-to-date taxable-equivalent net interest margin for 2014 amounted to 3.21 percent, compared to 3.82 percent for 2013.
Year-to-date, noninterest income equaled $340.4 million for 2014, compared to $267.4 million for 2013.
Noninterest expense totaled $846.3 million for the year ended December 31, 2014, compared to $771.4 million for 2013. The increase was a result of the impact of the Bancorporation merger, higher salaries and wages, occupancy and equipment expenses, advertising expenses and merger-related expenses.
Income tax expense totaled $65.0 million and $101.6 million for the years ended 2014 and 2013, respectively.

Loans totaled $18.77 billion as of December 31, 2014, an increase of $5.64 billion, or 42.9 percent, compared to December 31, 2013. Loan growth reflects Bancorporation loans of $4.49 billion and originated portfolio growth of $1.30 billion during 2014. Originated loan growth was offset by reductions in the FDIC-assisted loan portfolio, which decreased $358.4 million, or by 34.8 percent during 2014. The continuing reduction in the FDIC-assisted portfolio is aligned with original forecasts and was partially offset by the 1st Financial merger during the first quarter of 2014, which resulted in additional acquired loans of $237.9 million as of December 31, 2014.
Investment securities totaled $7.17 billion at December 31, 2014, an increase of $1.78 billion, or 33.1 percent, when compared to December 31, 2013. The increase is primarily due to the $2.01 billion and $237.4 million contributions from the Bancorporation and 1st Financial mergers, respectively, as of the acquisition date. BancShares' liquidity position remained strong with $4.29 billion in free liquidity.
The allowance for loan and lease losses as a percentage of total loans was 1.09 percent at December 31, 2014 compared to 1.78 percent at December 31, 2013. The decline in the allowance ratio was due primarily to the Bancorporation merger where the loan portfolio was recorded at fair market value at acquisition date thus replacing the historical allowance with a fair value discount.
BancShares recorded $0.6 million in net provision expense for loan and lease losses for the full year of 2014, compared to a $32.3 million net provision credit for the full year of 2013. The net provision expense on originated loans totaled $15.3 million for 2014, compared to $19.3 million in 2013. Net charge-offs on originated loans totaled $12.3 million and $25.8 million for the full year of 2014 and 2013, respectively.
The FDIC-assisted loan portfolio net provision credit totaled $14.6 million for the year ended 2014, compared to a net provision credit of $51.5 million during the same period of 2013. Net charge-offs on FDIC-assisted loans totaled $17.3 million in 2014, compared to $34.9 million for the same period of 2013.
As of December 31, 2014, BancShares’ nonperforming assets, including nonaccrual loans and OREO, amounted to $170.9 million, or 0.9 percent of total loans and leases plus OREO, compared to $165.6 million, or 1.3 percent, at December 31, 2013. Of the $170.9 million in nonperforming assets at December 31, 2014, $30.7 million and $11.6 million represents OREO from the Bancorporation merger and 1st Financial acquisition, respectively, which were recorded at fair market value at the acquisition date.
At December 31, 2014, total deposits equaled $25.68 billion, an increase of $7.80 billion since December 31, 2013. The 1st Financial and Bancorporation mergers effective in January 2014 and October 2014, respectively, added $7.81 billion of deposits.

SUPERVISION AND REGULATION

The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and shock scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests will be available to the public starting in June 2015. Through a stress testing program which has been implemented, BancShares and FCB will comply with current regulations. The results of stress testing activities will be considered in combination with other risk management and monitoring practices as part of our risk management program.

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

The Dodd-Frank Act also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital. As of December 31, 2014, BancShares had $128.5 million in trust preferred capital securities that were outstanding and included as tier 1 capital. Based on the Inter-Agency Capital Rule Notice, 75 percent, or $96.4 million of BancShares' trust preferred capital securities will be excluded from tier 1 capital beginning January 1, 2015, with the remaining 25 percent, or $32.1 million, excluded beginning January 1, 2016.

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines ("Basel III") aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares will be subject to the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. Table 2 describes the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully-phased-in requirements that become effective during 2019. As of December 31, 2014, BancShares' tier 1 common equity ratio, was 13.61 percent, compared to the fully-phased in well-capitalized minimum of 9.0 percent, which includes the 2.5 percent minimum conservation buffer.

Management is not aware of any further recommendations or proposals by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Table 2
BASEL III CAPITAL REQUIREMENTS

Basel III final rules	Basel III minimum requirement 2016	Basel III well capitalized 2016	Basel III minimum requirement 2019	Basel III well capitalized 2019
Leverage ratio	4.00%	5.00%	4.00%	5.00%
Common equity tier 1	4.50	6.50	4.50	6.50
Common equity plus conservation buffer	5.13	7.13	7.00	9.00
Tier 1 capital ratio	6.00	8.00	6.00	8.00
Total capital ratio	8.00	10.00	8.00	10.00
Total capital ratio plus conservation buffer	8.63	10.63	10.50	12.50

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
BUSINESS COMBINATIONS

First Citizens Bancorporation, Inc. and First Citizens Bank and Trust Company, Inc.

On October 1, 2014, BancShares completed the merger of Bancorporation with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. First Citizens Bank and Trust Company, Inc. ("FCB-SC") merged with and into FCB on January 1, 2015.

Under the terms of the merger agreement, each share of Bancorporation common stock converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elected for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. BancShares issued 2,586,762 Class A common shares at a fair value of $560.4 million and 18,202 Class B common shares at a fair value of $3.9 million to Bancorporation shareholders. Also, cash paid to Bancorporation shareholders totaled $30.4 million. At the time of the merger, BancShares owned 32,042 shares of common stock in Bancorporation with an approximate fair value of $29.6 million. The fair value of common stock owned by BancShares in Bancorporation was considered part of the purchase price, and the shares ceased to exist after completion of the merger.

In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair values as of the acquisition date. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values becomes available.

As a result of the Bancorporation transaction, during the 4th quarter of 2014, BancShares recorded loans with a fair value of $4.49 billion, investment securities with a fair value of $2.01 billion and assumed deposits with a fair value of $7.17 billion. BancShares recorded $4.2 million of goodwill and $88.0 million in core deposit intangibles. BancShares and FCB remain well-capitalized following the Bancorporation merger.

The following table summarizes the purchase price as of acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values:

Table 3
BANCORPORATION PURCHASE PRICE AND NET ASSETS ACQUIRED

(dollars in thousands)
Purchase Price
Value of shares of BancShares Class A common stock issued to Bancorporation shareholders		$560,370
Value of shares of BancShares Class B common stock issued to Bancorporation shareholders		3,877
Cash paid to Bancorporation shareholders		30,394
Fair value of Bancorporation shares owned by BancShares		29,551
Total purchase price		624,192

Assets
Cash and due from banks	$194,570
Overnight investments	1,087,325
Investment securities available for sale	2,011,263
Loans held for sale	30,997
Loans and leases	4,491,067
Premises and equipment	238,646
Other real estate owned	35,344
Income earned not collected	15,266
FDIC loss share receivable	5,106
Other intangible assets	109,416
Other assets	56,367
Total assets acquired	8,275,367
Liabilities
Deposits	7,174,817
Short-term borrowings	295,681
Long-term obligations	124,852
FDIC loss share payable	224
Other liabilities	59,834
Total liabilities assumed	$7,655,408
Fair value of net assets acquired		619,959
Goodwill recorded for Bancorporation		$4,233

BancShares incurred merger-related expenses of $8.0 million for the year ended December 31, 2014. Total merger-related costs for the Bancorporation transaction are estimated to be between $28.0 million and $32.0 million.

The amount of goodwill recorded from the Bancorporation merger reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.

1st Financial Services Corporation and Mountain 1st Bank & Trust Company

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) and its wholly-owned banking subsidiary Mountain 1st Bank & Trust Company. FCB paid $10.0 million to acquire 1st Financial, including $8.0 million to acquire and subsequently retire the 1st Financial securities that had been issued under the Troubled Asset Relief Program (TARP).

The 1st Financial transaction was accounted for using the acquisition method of accounting and, as such, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values becomes available.

The following table summarizes the purchase price as of acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values:

Table 4
1st FINANCIAL SERVICES CORPORATION PURCHASE PRICE NET LIABILITIES ASSUMED

(Dollars in thousands)
Purchase Price
Cash paid to shareholders		$2,000
Cash paid to acquire and retire TARP securities		8,000
Total purchase price		10,000

Assets
Cash and due from banks	$28,194
Investment securities available for sale	237,438
Loans held for sale	1,183
Restricted equity securities	3,776
Loans	307,927
Premises and equipment	2,686
Other real estate owned	11,591
Other intangible assets	3,780
Other assets	16,346
Total assets acquired	612,921
Liabilities
Deposits	631,871
Short-term borrowings	406
Other liabilities	3,559
Total liabilities assumed	$635,836
Fair value of net liabilities assumed		22,915
Goodwill recorded for 1st Financial		$32,915

The estimated fair values presented in the table above reflect additional information that was obtained during the year ended December 31, 2014, which resulted in changes to the initial fair value estimate of loans as of the acquisition date. After considering this additional information, the estimated fair value of loans decreased $8.4 million to $307.9 million. Also as a result of the 1st Financial transaction, FCB recorded investment securities with a fair value of $237.4 million and other real estate with a fair value of $11.6 million. The fair value of deposits assumed totaled $631.9 million and recorded $3.8 million in core deposit intangibles. FCB recognized $32.9 million of goodwill in connection with the 1st Financial merger.

Merger costs related to the 1st Financial transaction incurred were $5.0 million for the year ended December 31, 2014.

Goodwill recorded for 1st Financial represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. The 1st Financial transaction is a taxable asset acquisition, and goodwill resulting from the transaction is deductible for income tax purposes.

Certain loans resulting from the 1st Financial and Bancorporation transactions were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for under ASC 310-30.

Additional information related to the mergers listed above is incorporated herein by reference from Note B to the Consolidated Financial Statements.

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

As a result of the merger with Bancorporation, BancShares assumed three additional FDIC loss share agreements: Georgian Bank of Atlanta, Georgia (acquired 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired 2011).
Balance sheet impact. Table 5 provides information regarding the nine FDIC-assisted transactions consummated during 2011, 2010 and 2009.
Table 5
FDIC-ASSISTED TRANSACTIONS

Entity	Date of transaction	Fair value of loans acquired
		(Dollars in thousands)
Colorado Capital Bank (CCB)	July 8, 2011	$320,789
Atlantic Bank & Trust (ABT) (1)	June 3, 2011	112,238
United Western Bank (United Western)	January 21, 2011	759,351
Williamsburg First National Bank (WFNB) (1)	July 23, 2010	55,054
Sun American Bank (SAB)	March 5, 2010	290,891
First Regional Bank (First Regional)	January 29, 2010	1,260,249
Georgian Bank (GB) (1)	September 25, 2009	979,485
Venture Bank (VB)	September 11, 2009	456,995
Temecula Valley Bank (TVB)	July 17, 2009	855,583
Total		$5,090,635
Carrying value of FDIC-assisted acquired loans as of December 31, 2014		$765,540
(1) Date of transaction and fair value of loans acquired represent when Bancorporation acquired the entities and the fair value of the loans on that date.

Income statement impact. During 2014 and 2013, acquired loans resulting from the FDIC-assisted transactions had a significant impact on interest income, provision for loan and lease losses and noninterest income. Due to the many factors that can affect the amount of income or expense related to FDIC-assisted loans and other real estate owned (OREO) recognized in a given period, these components of net income are not easily predictable for future periods. Variations among these items may affect the comparability of various components of net income.

FDIC-assisted loan accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments and various other post-acquisition events. For 2014, accretion income on FDIC-assisted loans totaled $95.6 million, including three months of accretion for the three FDIC-assisted transactions acquired in the merger with Bancorporation, compared to $224.7 million during 2013 and $304.0 million during 2012. The decreases during the periods were attributed primarily the result of sustained FDIC-assisted loan portfolio runoff.

For the year ended December 31, 2014, we recorded a credit to provision for loan and lease losses for FDIC-assisted loans totaling $14.6 million compared to a credit of $51.5 million for the year ended December 31, 2013. For the year, accelerated loan payments resulted in the reversal of previously-recognized impairment, although as expected, the volume of repayments during 2014 was significantly less than repayments during 2013.

During 2014, the net adjustment to the FDIC receivable resulted in a net reduction to noninterest income of $32.2 million, compared to a corresponding reduction in noninterest income of $72.3 million and $101.6 million during 2013 and 2012, respectively. The changes are driven primarily from lower amortization expense of the FDIC receivable as three of the non-single family residence loss share agreements expired during 2014 and six more expire in 2015 and 2016.

Expenses related to personnel supporting our FDIC-assisted loan portfolio, facility and equipment costs, and expenses associated with collection and resolution of FDIC-assisted loans as well as all income and expenses associated with OREO property covered under loss share agreements are not segregated from corresponding expenses related to all other assets.

Acquisition accounting and issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to GAAP and accounting policy elections we have made affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for an FDIC-assisted loan is less than originally expected:

▪	An ALLL is established for the post-acquisition exposure that has emerged with a corresponding charge to provision for loan and lease losses;

▪
If the expected loss is projected to occur during the relevant loss share period, the FDIC receivable is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding increase to noninterest income;

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for an FDIC-assisted loan is greater than originally expected:

▪
Any ALLL that was previously established for post-acquisition exposure is reversed with a corresponding reduction to provision for loan and lease losses; if no ALLL was established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield is accreted into income over the remaining life of the loan as interest income;

▪
The FDIC receivable is adjusted immediately to reverse previously recognized impairment and prospectively for reclassifications from nonaccretable difference to reflect the indemnified portion of the post-acquisition change in exposure;

▪
Recoveries on these loans that have been previously charged-off are additional sources of noninterest income; BancShares records these recoveries as noninterest income rather than as an adjustment to the allowance for loan and lease losses since charge-offs on these loans are primarily recorded through the nonaccretable difference.

•
When actual payments received on FDIC-assisted loans are greater than initial estimates, large nonrecurring discount accretion or reductions in the ALLL may be recognized during a specific period; discount accretion is recognized as an increase to interest income; reductions in the ALLL are recorded as a reduction in the provision for loan and lease losses;

•
Adjustments to the FDIC receivable resulting from changes in estimated cash flows for FDIC-assisted loans are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the FDIC-assisted loan carrying value, but the rate of the change to the FDIC receivable relative to the change in the acquired loan carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that require the purchaser to remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates.

Receivable from FDIC for loss share agreements. The various terms of each loss share agreement and the components of the receivable from the FDIC are provided in Table 6. As of December 31, 2014, the FDIC receivable included $14.5 million of expected FDIC cash receipts and $14.2 million we expect to recover through prospective amortization of the asset due to post-acquisition improvements in the related loans. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During the year, loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank, Venture Bank and Georgian Bank. During 2015, loss share protection will expire for loans acquired from First Regional Bank and for non-single family residential loans acquired from Sun American Bank and Williamsburg First National Bank, a bank acquired through the merger with Bancorporation. Protection for all other covered assets extends beyond December 31, 2015.

The timing of expected losses on the FDIC-assisted assets is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the relevant loss share agreement, the FDIC receivable is adjusted to reflect the forfeiture of loss share protection.

Table 6
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date (1)	Losses/expenses incurred through 12/31/2014 (2)	Cumulative amount reimbursed by FDIC through 12/31/2014 (3)	Carrying value at December 31, 2014		Current portion of receivable due from (to) FDIC for 12/31/2014 filings	Prospective amortization (accretion) (4)
(Dollars in thousands)				Receivable from FDIC	Payable to FDIC
Entity
TVB - combined losses	$103,558	$199,473	$5,611	$(287)	$—	$(777)	$331
VB - combined losses	138,963	157,977	126,560	1,667	—	(195)	(50)
GB - combined losses	279,310	906,103	473,853	(2,455)	—	(2,573)	(69)
First Regional - combined losses	378,695	243,920	162,157	(712)	80,871	(2,418)	1,340
SAB - combined losses	89,734	98,147	78,486	4,007	2,136	(59)	2,023
WFNB - combined losses	6,225	7,496	5,633	728	—	(70)	(125)
United Western
Non-single family residential losses	112,672	107,881	88,591	5,037	19,673	(3,063)	3,983
Single family residential losses	24,781	5,084	4,015	10,153	—	32	4,667
ABT - combined losses	14,531	20,868	16,340	2,546	225	(62)	(443)
CCB - combined losses	155,070	185,357	148,917	8,017	13,630	(883)	2,511
Total	$1,303,539	$1,932,306	$1,110,163	$28,701	$116,535	$(10,068)	$14,168

(1)
Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC. For GB, WFNB and ABT the acquisition date is when Bancorporation initially acquired the banks.

(2)	For GB, WFNB and ABT the losses/expenses incurred through 12/31/2014 include amounts prior to BancShares' acquisition through merger with Bancorporation.
(3)	For GB, WFNB and ABT the cumulative amount reimbursed by FDIC through 12/31/2014 include amounts prior to BancShares' acquisition through merger with Bancorporation.
(4)
Prospective amortization (accretion) reflects balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

Except where noted, each FDIC-assisted transaction has a separate loss share agreement for Single-Family Residential loans (SFR) and Non-Single-Family Residential loans (NSFR).

For TVB, combined losses are covered at 0 percent up to $193.3 million, 80 percent for losses between $193.3 million and $464.0 million and 95 percent for losses above $464.0 million. The loss share agreement expired on July 17, 2014 for all TVB NSFR loans and will expire on July 17, 2019 for the SFR loans.

For VB, combined losses are covered at 80 percent up to $235.0 million and 95 percent for losses above $235.0 million. The loss share agreement expired on September 11, 2014 for all VB NSFR loans and will expire on September 11, 2019 for the SFR loans.

For GB. combined losses are covered at 0 percent up to $327.0 million, 80 percent for losses between $327.0 million and $853.0 million and 95 percent above $853.0 million. The loss share agreement expired on September 25, 2014 for all GB NSFR loans and will expire on September 25, 2019 for the SFR loans.

For First Regional, NSFR losses are covered at 0 percent up to $41.8 million, 80 percent for losses between $41.8 million and $1.02 billion and 95 percent for losses above $1.02 billion. The loss share agreement expires on January 29, 2015 for all First Regional NSFR loans. First Regional has no SFR loans.

For SAB, combined losses are covered at 80 percent up to $99.0 million and 95 percent for losses above $99.0 million. The loss share agreement expires on March 5, 2015 for all SAB NSFR loans and March 4, 2020 for the SFR loans.

For WFNB, combined losses are covered at 80 percent. The loss share agreement expires on July 23, 2015 for all WFNB NSFR loans and July 23, 2020 for the SFR loans.

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

For ABT, combined losses are covered at 80 percent. The loss share agreement expires on June 3, 2016 for all ABT NSFR loans and June 3, 2021 for the SFR loans.

For CCB, combined losses are covered at 80 percent up to $231.0 million, 0 percent between $231.0 million and $285.9 million and 80 percent for losses above $285.9 million. The loss share agreement expires on July 7, 2016 for all CCB NSFR loans and July 7, 2021 for the SFR loans.

Table 7
AVERAGE BALANCE SHEETS

	2014			2013
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases	$14,820,126	$703,716	4.75%	$13,163,743	$759,261	5.77%
Investment securities:
U.S. Treasury	1,690,186	12,139	0.72	610,327	1,714	0.28
Government agency	1,509,868	7,717	0.51	2,829,328	12,783	0.45
Mortgage-backed securities	2,769,255	36,492	1.32	1,745,540	22,642	1.30
State, county and municipal	295	21	7.12	276	20	7.25
Other	24,476	639	2.61	20,529	321	1.56
Total investment securities	5,994,080	57,008	0.95	5,206,000	37,480	0.72
Overnight investments	1,417,845	3,712	0.26	1,064,204	2,723	0.26
Total interest-earning assets	22,232,051	$764,436	3.44	19,433,947	$799,464	4.12
Cash and due from banks	493,947			483,186
Premises and equipment	943,270			874,862
Receivable from FDIC for loss share agreements	61,605			168,281
Allowance for loan and lease losses	(210,937)			(257,791)
Other real estate owned	87,944			119,694
Other assets (1)	496,524			473,408
Total assets	$24,104,404			$21,295,587

Liabilities
Interest-bearing deposits:
Checking with interest	$2,988,287	$779	0.03%	$2,346,192	$600	0.03%
Savings	1,196,096	624	0.05	968,251	482	0.05
Money market accounts	6,733,959	6,527	0.10	6,338,622	9,755	0.15
Time deposits	3,159,510	16,856	0.53	3,198,606	23,658	0.74
Total interest-bearing deposits	14,077,852	24,786	0.18	12,851,671	34,495	0.27
Short-term borrowings	791,842	9,177	1.16	596,425	2,724	0.46
Long-term obligations	403,925	16,388	4.06	462,203	19,399	4.20
Total interest-bearing liabilities	15,273,619	$50,351	0.33	13,910,299	$56,618	0.41
Demand deposits	6,290,423			5,096,325
Other liabilities	284,070			352,068
Shareholders' equity (1)	2,256,292			1,936,895
Total liabilities and shareholders' equity	$24,104,404			$21,295,587
Interest rate spread			3.11%			3.71%
Net interest income and net yield
on interest-earning assets		714,085	3.21%		742,846	3.82%
(1) Amounts for the 2013, 2012, 2011, and 2010 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.

Loans and leases include PCI and non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.2 percent for each period. The taxable-equivalent adjustment was $3,988, $2,660, $2,976, $3,760 and $4,139 for the years 2014, 2013, 2012, 2011, and 2010, respectively.

Table 7
AVERAGE BALANCE SHEETS (continued)

2012			2011			2010
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)

$13,560,773	$969,802	7.15%	$14,050,453	$970,225	6.91%	$13,865,815	$917,111	6.61%

935,135	2,574	0.28	1,347,874	8,591	0.64	2,073,511	25,586	1.23
2,857,714	16,339	0.57	2,084,627	20,672	0.99	894,695	12,852	1.44
757,296	14,388	1.90	320,611	9,235	2.88	163,009	6,544	4.01
129,827	2,574	1.98	426,114	7,975	1.87	487,678	8,721	1.79
829	57	6.88	3,841	279	7.26	1,926	120	6.23
17,758	340	1.91	32,694	548	1.68	20,274	227	1.12
4,698,559	36,272	0.77	4,215,761	47,300	1.12	3,641,093	54,050	1.48
715,583	1,738	0.24	558,454	1,394	0.25	951,252	2,346	0.25
18,974,915	$1,007,812	5.31%	18,824,668	$1,018,919	5.41%	18,458,160	$973,507	5.27%
529,224			486,812			535,687
876,802			846,989			844,843
350,933			628,132			630,317
(272,105)			(241,367)			(189,561)
172,269			193,467			160,376
441,023			394,441			399,663
$21,073,061			$21,133,142			$20,839,485

$2,105,587	$1,334	0.06%	$1,933,723	$1,679	0.09%	$1,772,298	$1,976	0.11%
874,311	445	0.05	826,881	1,118	0.14	724,219	1,280	0.18
5,985,562	16,185	0.27	5,514,920	21,642	0.39	4,827,021	27,076	0.56
4,093,347	39,604	0.97	5,350,249	77,449	1.45	6,443,916	118,863	1.84
13,058,807	57,568	0.44	13,625,773	101,888	0.75	13,767,454	149,195	1.08
664,498	5,107	0.77	652,607	5,993	0.92	582,654	5,189	0.89
574,721	27,473	4.78	766,509	36,311	4.74	885,145	40,741	4.60
14,298,026	$90,148	0.63%	15,044,889	$144,192	0.96%	15,235,253	$192,125	1.26%
4,668,310			4,150,646			3,774,864
195,839			128,517			158,825
1,910,886			1,809,090			1,670,543
$21,077,444			$21,135,572			$20,841,180
		4.68%			4.45%			3.99%

	$917,664	4.84%		$874,727	4.65%		$778,382	4.22%

NET INTEREST INCOME

Net interest income for the year ended December 31, 2014 decreased $30.1 million, or by 4.1 percent, compared to the same period in 2013. The reduction resulted primarily from decreased FDIC-assisted portfolio loan interest income of $129.9 million due to continued loan runoff. The net interest income reduction was offset by the $59.2 million contribution from the Bancorporation merger, strong loan growth of $1.30 billion from the originated portfolio, and $15.2 million in loan interest income from the 1st Financial portfolio. Net interest income also benefited from decreased interest expense of $6.3 million during 2014 due to a continued reduction in funding costs. Net interest income for 2013 totaled $740.2 million, a $174.5 million decrease from 2012, primarily due to continuing reductions in the FDIC-assisted loan portfolio, offset by a $33.5 million decline in interest expense due to a reduction in funding costs.
The year-to-date taxable-equivalent net interest margin for 2014 was 3.21 percent, compared to 3.82 percent during 2013. The margin decline was primarily due to loan yield compression as a result of continued FDIC-assisted loan portfolio runoff, offset by improvements in investment yields, originated loan growth and lower funding costs. Investment yields have improved 23 basis points on a year-to-date basis. Although the FDIC-assisted loan portfolio performance and runoff continue to create margin volatility, the overall impact related to prior acquisitions should continue to be less significant as those portfolios continue to decline.
Average interest-earning assets increased $2.80 billion, or by 14.4 percent, for the year ended December 31, 2014, compared to the same period of 2013. The year-to-date taxable-equivalent yield on interest-earning assets declined 68 basis points to 3.44 percent compared to 2013. The taxable-equivalent yield on interest-earning assets declined primarily as the FDIC-assisted portfolio yield was replaced with higher quality, lower yielding originated loans offset by improvement in the investment yield.
Average interest-bearing liabilities increased $1.36 billion for the full year of 2014 when compared to 2013. The rate on interest-bearing liabilities decreased 8 basis points to 0.33 percent for the full year 2014, compared to the same period of 2013.
Interest income totaled $760.4 million during 2014, a decrease of $36.4 million, or 4.6 percent, as compared to 2013. Interest income from loans and leases decreased $56.7 million, or 7.5 percent, from $757.2 million in 2013, to $700.5 million in 2014. The 2014 interest income decrease was primarily the result of lower accretion income decline as FDIC-assisted loan balances were repaid, offset by the positive impact of the Bancorporation and 1st Financial mergers and strong originated loan growth of $1.30 billion.
Accretion income totaled $112.4 million, a decline of $112.3 million and $79.4 million compared to 2013 and 2012, respectively. As noted in prior periods, the primary driver for the decrease in accretion income is the continued reduction in acquired loan balances. Loan balances acquired under FDIC-assisted transactions and through the January 1, 2014 1st Financial Services Corporation ("1st Financial") merger continue to decline, down $120.5 million to $908.9 million at December 31, 2014, due to pay-offs and resolution of problem assets. Other factors affecting the amount of accretion income include unscheduled loan payments and changes in estimated cash flows and impairment.
Interest income earned on investment securities totaled $56.2 million, $36.9 million, and $35.5 million during 2014, 2013, and 2012, respectively. The 2014 increase was primarily due to investment securities added from the Bancorporation merger, coupled with a 23 basis point increase in the taxable-equivalent yield. The increase in the taxable-equivalent yield on the investment portfolio was due to BancShares reinvesting the proceeds from maturing government agency securities into U.S. Treasury securities and government-sponsored mortgage-backed securities at higher-yields since 2013.
Interest expense amounted to $50.4 million in 2014, a $6.3 million, or 11.1 percent decrease from 2013, the result of an 8 basis point decrease in the rate, offset by the increase of $1.23 billion in average deposits. The increase in average deposits was primarily due to $7.17 billion deposits assumed in the Bancorporation merger. Interest expense declined for the fifth consecutive year during 2014 as deposit funding costs remain at historical lows. Much of the reduction in funding costs results from a change in the deposit mix. Interest expense on interest-bearing deposits equaled $24.8 million in 2014, a decrease of $9.7 million compared to $34.5 million in 2013. Average time deposits declined from $3.20 billion in 2013 to $3.16 billion in 2014, offset by time deposits contributed from the Bancorporation merger of $864.0 million. While time deposit balances fell during the year, average money market balances increased from $6.34 billion in 2013 to $6.73 billion in 2014. Interest expense amounted to $90.1 million in 2012, a $33.5 million decrease from 2012, the result of a 22 basis-point decrease in the rate and a $387.7 million decrease in average-interest bearing liabilities.
Table 8 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2014 and 2013.

Table 8
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2014			2013
	Change from previous year due to:			Change from previous year due to:
		Yield/	Total		Yield/	Total
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Assets
Loans and leases	$87,149	$(142,694)	$(55,545)	$(25,895)	$(184,646)	$(210,541)
Investment securities:
U.S. Treasury	5,382	5,043	10,425	(885)	25	(860)
Government agency	(6,351)	1,285	(5,066)	(144)	(3,412)	(3,556)
Mortgage-backed securities	13,405	445	13,850	15,787	(7,533)	8,254
Corporate bonds	—	—	—	(1,287)	(1,287)	(2,574)
State, county and municipal	1	—	1	(39)	2	(37)
Other	82	236	318	48	(67)	(19)
Total investment securities	12,519	7,009	19,528	13,480	(12,272)	1,208
Overnight investments	954	35	989	839	146	985
Total interest-earning assets	$100,622	$(135,650)	$(35,028)	$(11,576)	$(196,772)	$(208,348)
Liabilities
Interest-bearing deposits:
Checking with interest	$186	$(7)	$179	$21	$(755)	$(734)
Savings	128	14	142	42	(5)	37
Money market accounts	267	(3,495)	(3,228)	853	(7,283)	(6,430)
Time deposits	(187)	(6,615)	(6,802)	(7,605)	(8,341)	(15,946)
Total interest-bearing deposits	394	(10,103)	(9,709)	(6,689)	(16,384)	(23,073)
Short-term borrowings	1,588	4,865	6,453	(424)	(1,959)	(2,383)
Long-term obligations	(2,406)	(605)	(3,011)	(5,059)	(3,015)	(8,074)
Total interest-bearing liabilities	(424)	(5,843)	(6,267)	(12,172)	(21,358)	(33,530)
Change in net interest income	$101,046	$(129,807)	$(28,761)	$596	$(175,414)	$(174,818)
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts and revenues derived from wealth management services. Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records these recoveries as noninterest income rather than as an adjustment to the allowance for loan and lease losses since charge-offs on PCI loans are primarily recorded through the nonaccretable difference.

The October 1, 2014 Bancorporation merger contributed $32.5 million during the fourth quarter of 2014, impacting all noninterest income line items, to the year-over-year increases in these categories. Table 9 provides the components of noninterest income for the previous five years. Noninterest income for 2011 and 2010 included significant acquisition gains recorded in conjunction with the FDIC-assisted transactions.

For 2014, noninterest income amounted to $340.4 million, compared to $267.4 million for 2013. The $73.0 million increase in 2014 was primarily driven by the impact of the Bancorporation merger and the recognition of a $29.1 million gain on Bancorporation shares of stock owned by BancShares. The shares were canceled and ceased to exist when the merger became effective October 1, 2014. Noninterest income totaled $267.4 million in 2013, compared to $192.3 million in 2012. The $75.1 million increase includes a $29.3 million favorable change in adjustments to the FDIC receivable resulting from lower amortization of the FDIC receivable for post-acquisition improvements and the $19.2 million increase in recoveries of acquired loan balances previously charged off, net of amounts shared with the FDIC.

The 2014 increase in noninterest income was also driven by a $40.2 million reduction in FDIC receivable adjustments such as favorable cash receipts, higher than expected expense reimbursements, and lower amortization expense as loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank and Venture Bank in 2014. BancShares also experienced recoveries of acquired loan balances of $16.2 million and $29.7 million that were previously charged off in 2014 and 2013, respectively. During 2015, loss share protection will expire for loans acquired from First Regional Bank and for non-single family residential loans acquired from Sun American Bank and Williamsburg First National Bank, a loss share agreement assumed through the Bancorporation merger.

Other noninterest income in 2013 included $7.5 million generated from the sale of our rights and most of our obligations under various service agreements with client banks. Inclusive of asset impairments and severance costs recorded in conjunction with the sale that are included in noninterest expense, we recorded a net gain of $5.5 million. During 2014, substantially all fees from processing services relate to payments received from Bancorporation. As of the October 1, 2014 effective merger date with Bancorporation, no further fees from processing services provided to Bancorporation are recorded by BancShares.

Year-to-date noninterest income benefited from a $8.1 million increase in merchant services income and a $8.5 million increase in cardholder services income, due to the card initiative program, a full year of the VISA incentives, and the contribution from the Bancorporation merger. The $8.4 million increase in service charges on deposits accounts and the $6.5 million increase in wealth management services income were primarily driven by the contribution of the Bancorporation merger. Wealth management services income was also higher due to improved returns on brokerage services. Mortgage income decreased $5.2 million due to reduced mortgage originations as a result of higher interest rates related to improved economic conditions.

Table 9
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2014	2013	2012	2011	2010
Gain on acquisitions	$—	$—	$—	$150,417	$136,000
Cardholder services	56,820	48,360	45,174	56,279	56,578
Merchant services	64,075	56,024	50,298	54,543	50,997
Service charges on deposit accounts	69,100	60,661	61,564	63,775	73,762
Wealth management services	66,115	59,628	57,236	54,974	51,378
Fees from processing services	17,989	22,821	34,816	30,487	29,097
Securities gains	29,096	—	2,277	(288)	1,952
Other service charges and fees	17,760	15,696	14,239	22,647	20,820
Mortgage income	5,828	11,065	8,072	6,597	9,699
Insurance commissions	11,129	10,694	9,974	9,165	8,650
ATM income	5,388	5,026	5,279	6,020	6,656
Adjustments to FDIC receivable and payable for loss share agreements	(32,151)	(72,342)	(101,594)	(19,305)	(46,806)
Recoveries of acquired loans previously charged off	16,159	29,699	10,489	13,533	—
Other (1)	13,118	20,050	(5,570)	18,045	10,063
Total noninterest income (1)	$340,426	$267,382	$192,254	$466,889	$408,846
(1) Amounts for the 2013, 2012, 2011, and 2010 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments for qualified affordable housing projects.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment and software costs. Noninterest expense equaled $846.3 million for 2014, a $74.9 million or 9.7 percent increase from the $771.4 million recorded during 2013, the net result of the Bancorporation merger, higher salaries and wages, merger-related expenses, occupancy expenses, and advertising, offset by lower employee benefits and collection expenses. Noninterest expense in 2013 increased $4.4 million from the $766.9 million recorded during 2012, the net result of higher employee benefits expense and lower foreclosure-related expenses.
Merger-related expenses included in noninterest expense for the 1st Financial and Bancorporation transactions were $5.0 million and $8.0 million respectively for the year ended December 31, 2014.
Salaries and wages increased $40.3 million in comparison to 2013 primarily as a result of the workforce acquired in the Bancorporation merger and annual merit increases. Employee benefits, however, have decreased $10.6 million in comparison to 2013 primarily due to lower pension expense as a result of applying a higher discount rate to calculate our pension obligation during 2014.
Occupancy expenses increased $11.1 million or 14.6 percent from 2013 due to the addition of Bancorporation and higher maintenance costs and depreciation expenses.
Equipment expense increased $3.5 million or 4.7 percent during 2014 due to higher software costs. Equipment expenses will increase in future periods as BancShares continues an effort to update core technology systems and related business processes. As each phase of the project is completed, BancShares anticipates that equipment expense, including depreciation expense for software and hardware investments and related maintenance expense, will increase. The project will also require facility-related investments, which will result in higher occupancy costs in future periods. The project began in 2013 and will continue until 2016 with total costs estimated to exceed $130.0 million.
Advertising expenses included in noninterest expense increased $3.2 million in 2014, when compared to 2013, due to costs associated with the Forever First branding campaign.
Collection expense declined $9.6 million during 2014 due to lower legal remediation expenses associated with managing fewer nonperforming assets.

Table 10
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2014	2013	2012	2011	2010
Salaries and wages	$349,279	$308,936	$307,036	$307,667	$297,708
Employee benefits	79,898	90,479	78,861	72,495	64,691
Occupancy expense	86,775	75,713	74,798	74,832	72,766
Equipment expense	79,084	75,538	74,822	69,951	66,894
Merchant processing	39,874	35,279	33,313	37,196	35,663
FDIC insurance expense	12,979	10,175	10,656	16,459	23,167
Foreclosure-related expenses	17,368	17,134	40,654	46,133	20,439
Cardholder processing	11,950	9,892	11,816	11,418	11,102
Collection	11,595	21,209	25,591	23,237	20,485
Processing fees paid to third parties	17,089	15,095	14,454	16,336	13,327
Cardholder reward programs	11,435	10,154	4,325	11,780	11,624
Telecommunications	10,834	10,033	11,131	12,131	11,328
Consultant	10,168	9,670	3,914	3,021	2,484
Advertising	11,461	8,286	3,897	7,957	8,301
Merger-related expenses	13,064	391	791	1,107	1,729
Other	83,436	73,396	70,874	81,205	71,668
Total noninterest expense	$846,289	$771,380	$766,933	$792,925	$733,376

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

For 2014, income tax expense totaled $65.0 million compared to $101.6 million during 2013, reflecting effective tax rates of 31.9 percent and 37.8 percent during the respective periods. The decrease in effective tax rate during 2014 results primarily from the impact of the $29.1 million gain from the Bancorporation shares of stock owned by BancShares at the date of merger.

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

Interest-earning assets averaged $22.23 billion for 2014, compared to $19.43 billion for 2013. The increase of $2.8 billion, or 14.4 percent, was primarily due to the Bancorporation merger effective October 1, 2014, increasing the levels of loans, investment securities, and overnight investments.

In 2014, FCB completed two merger transactions. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values becomes available.

Investment securities

Investment securities totaled $7.17 billion at December 31, 2014, an increase of $1.78 billion, or 33.1 percent, when compared to December 31, 2013. This follows an increase of $161.0 million, or 3.1 percent, in total investment securities from December 31, 2012 to December 31, 2013.

The total investment securities portfolio book value increased significantly in 2014 due to the Bancorporation and 1st Financial mergers. Merger-related additions to the investment portfolio were comprised of $1.20 billion of U.S. Treasury and government agency securities, $948.1 million of mortgage backed securities and $97.0 million of other investments as of the acquisition dates.
Investment securities available for sale equaled $7.17 billion at December 31, 2014, compared to $5.39 billion at December 31, 2013. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2014, investment securities available for sale had a net unrealized gain of $8.3 million, compared to a net unrealized loss of $16.6 million that existed as of December 31, 2013. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2014.

At December 31, 2014, mortgage-backed securities represented 50.6 percent of investment securities available for sale, compared to U.S. Treasury and government agency securities, which represented 36.7 percent and 12.7 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

During 2014 and excluding mergers, in light of tightening in government agency spreads, cash flows from matured and called government agency securities were reinvested into three year U.S. Treasury securities at higher-yielding rates. As a result, the carrying value of U.S. Treasury securities increased $1.44 billion, while government agency securities declined $1.64 billion. Mortgage backed securities issued by government sponsored enterprises increased by $300 million through purchases of ten and fifteen year pools. The effective duration of the investment portfolio was 2.4 years at December 31, 2014 compared to 2.2 years at December 31, 2013.

The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity and credit risk and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares' objectives. Changes in the total balance of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. Details of investment securities at December 31, 2014, December 31, 2013 and December 31, 2012, are provided in Table 11 following. Also see Note C “Investments” in the Notes to Consolidated Financial Statements for additional disclosures.

Table 11
INVESTMENT SECURITIES

	December 31
	2014				2013		2012
			Average maturity (Yrs./mos.)	Taxable equivalent yield
(Dollars in thousands)	Cost	Fair value			Cost	Fair value	Cost	Fair value
Investment securities available for sale:
U.S. Treasury
Within one year	$88,174	$88,197	0/2	1.69%	$245,510	$245,667	$576,101	$576,393
One to five years	2,538,726	2,541,473	2/1	0.96	127,713	127,770	247,140	247,239
Total	2,626,900	2,629,670	2/1	0.98	373,223	373,437	823,241	823,632
Government agency
Within one year	359,567	359,669	0/6	0.60	594,446	595,216	1,708,572	1,709,520
One to five years	548,795	549,148	1/8	1.14	1,948,777	1,949,013	1,343,468	1,345,684
Total	908,362	908,817	1/3	0.93	2,543,223	2,544,229	3,052,040	3,055,204
Mortgage-backed securities
Within one year	47,169	47,317	0/7	0.94	10,703	10,743	3,397	3,456
One to five years	3,458,197	3,461,950	3/6	2.07	2,221,351	2,192,285	732,614	736,284
Five to ten years	122,821	124,037	5/11	3.10	254,243	243,845	193,500	195,491
Over ten years	—	—	—	—	—	—	385,700	394,426
Total	3,628,187	3,633,304	3/6	2.09	2,486,297	2,446,873	1,315,211	1,329,657
Municipal securities
Within one year	125	126	0/3	8.15	—	—	486	490
One to five years	—	—	—	—	186	187	—	—
Five to ten years	—	—	—	—	—	—	60	60
Total	125	126	0/3	8.15	186	187	546	550
Other
One to five years	—	—	—	—	863	830	838	820
Equity securities	—	—	—	—	543	22,147	543	16,365
Total investment securities available for sale	7,163,574	7,171,917			5,404,335	5,387,703	5,192,419	5,226,228
Investment securities held to maturity:
Mortgage-backed securities
Within one year	416	433	0/10	5.58	2	2	—	—
One to five years	102	111	4/5	6.60	831	891	1,242	1,309
Five to ten years	—	—	0	—	74	81	18	11
Over ten years	—	—	—	—	—	—	82	128
Total investment securities held to maturity	518	544	1/7	5.79	907	974	1,342	1,448
Total investment securities	$7,164,092	$7,172,461			$5,405,242	$5,388,677	$5,193,761	$5,227,676

Table 12 provides information on investment securities issued by any one issuer exceeding ten percent of shareholders' equity.

Table 12
INVESTMENT SECURITIES - ISSUERS EXCEEDING TEN PERCENT OF SHAREHOLDERS' EQUITY

	December 31, 2014
(Dollars in thousands)	Cost	Fair Value
Federal Farm Credit Bank	$333,923	$334,158
Federal Home Loan Bank	570,510	570,732
Federal Home Loan Mortgage Corporation	1,219,183	1,219,519
Federal National Mortgage Association	$1,722,969	$1,723,469

Loans and leases

Loans and leases totaled $18.77 billion at December 31, 2014, an increase of $5.64 billion, or 42.9 percent, when compared to December 31, 2013. This follows a decrease of $251.6 million, or 1.9 percent, in total loans and leases from December 31, 2012 to December 31, 2013.

Loan growth reflects the Bancorporation merger contribution of $4.49 billion and originated portfolio growth of $1.30 billion, compared to December 31, 2013. Originated loan growth was offset by reductions in the FDIC-assisted loan portfolio, which decreased $358.4 million, or by 34.8 percent, compared to the December 31, 2013. The continuing reduction in the FDIC-assisted portfolios is aligned with original forecasts and was offset by the 1st Financial merger during the first quarter of 2014, which resulted in additional acquired loans of $237.9 million as of December 31, 2014.

BancShares reports purchased credit impaired (“PCI”) and non-purchased credit impaired ("non-PCI") loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial & industrial or residential mortgage. Table 13 provides the composition of PCI and non-PCI loans and leases for the past five years.

Purchased Credit Impaired

The PCI portfolio includes loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. All nonrevolving loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are valued at fair value at the date of acquisition.

PCI loans at December 31, 2014 totaled $1.19 billion, representing 6.3 percent of total loans and leases, an increase of $157.1 million from $1.03 billion at December 31, 2013. PCI loans at December 31, 2014, consist of $671.0 million related to the FDIC-assisted portfolio; $237.9 million in loans acquired from 1st Financial merger; and $277.6 million in loans acquired from Bancorporation merger that were identified to have a discount rate due at least in part to credit quality and subject to accounting under ASC 310-30. PCI loans represented 6.3 percent of total loans and leases at December 31, 2014. All of the PCI loans in the prior four years were attributable to the FDIC-assisted portfolio and previously disclosed as the acquired portfolio.

PCI commercial loans totaled $726.1 million at December 31, 2014, a decrease of $55.2 million or 7.1 percent since December 31, 2013, following a decrease of $668.7 million or 46.1 percent between December 31, 2012, and December 31, 2013. The reduction in commercial loans reflects the $276.3 million runoff in the FDIC-assisted portfolio offset by the Bancorporation commercial loan contribution of $108.2 million and acquired 1st Financial commercial loans of $135.9 million as of December 31, 2014.

At December 31, 2014, PCI noncommercial loans totaled $460.4 million, an increase of $212.3 or 85.6 percent since December 31, 2013. This follows a decrease of $111.1 million or 30.9 percent between December 31, 2012, and December 31, 2013. The growth in noncommercial loans reflects the Bancorporation contribution of $207.3 million and acquired 1st Financial commercial loans of $102.0 million as of December 31, 2014, offset by $82.1 million runoff in the FDIC-assisted portfolio.

Non-Purchased Credit Impaired

The non-PCI portfolio includes loans that management has the intent and ability to hold and is reported at the principal balance outstanding, net of deferred loan fees and costs. Non-PCI loans include originated and purchased non-impaired loans, which are loans that do not have a discount due, at least in part, to credit quality. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans at December 31, 2014 totaled $17.58 billion, representing 93.7 percent of total loans and leases, an increase of $5.48 billion from $12.10 billion at December 31, 2013. Non-PCI loans at December 31, 2014 include the originated FCB portfolio of $13.41 billion and purchased non-impaired loans of $4.18 billion from the contribution of Bancorporation. Non-PCI loans represented 93.7 percent of total loans and leases at December 31, 2014. All of the non-PCI loans in the prior four years were legacy FCB portfolio loans and previously disclosed as the originated portfolio.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans totaled $11.26 billion at December 31, 2014, an increase of $2.76 billion or 32.5 percent since December 31, 2013, following a increase of $504.9 million or 6.3 percent between December 31, 2012, and December 31, 2013.

Non-PCI commercial mortgage loans totaled $7.55 billion at December 31, 2014. The December 31, 2014, balance increased $1.19 billion or by 18.7 percent since December 31, 2013, following an increase of $333.1 million or by 5.5 percent between December 31, 2012 and December 31, 2013. Non-PCI commercial mortgage loan growth reflects the Bancorporation contribution of $951.8 million and originated growth of $238.7 million compared to December 31, 2013. We attribute the growth to improving confidence among small business customers.

Non-PCI commercial and industrial loans totaled $1.99 billion at December 31, 2014. The December 31, 2014, balance increased $907.8 million or by 84.0 percent since December 31, 2013, following an increase of $42.6 million or by 4.1 percent between December 31, 2012 and December 31, 2013. Commercial and industrial loan growth reflects the Bancorporation contribution of $431.4 million and originated growth of $476.4 million compared to December 31, 2013. We observed improved demand for commercial and industrial lending during 2014, which we attribute to our continued focus on small business customers, particularly among medical-related, including dental, and other professional customers.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans totaled $6.32 billion at December 31, 2014, an increase of $2.71 billion or 75.3 percent since December 31, 2013, following an increase of $23.3 million or 1.0 percent between December 31, 2012, and December 31, 2013.

At December 31, 2014, residential mortgage loans totaled $2.52 billion an increase of $1.54 billion or 156.6 percent since December 31, 2013. This follows an increase of $159.5 million or 19.4 percent between December 31, 2012, and December 31, 2013. Residential mortgage loan growth reflects the Bancorporation contribution of $1.31 billion and originated growth of $233.0 million compared to December 31, 2013. While the majority of residential mortgage loans that we originated in 2014 were sold to investors, other loans, including affordable housing loans with conforming loan-to-value ratios, were retained in the loan portfolio.

At December 31, 2014, revolving mortgage loans totaled $2.56 billion, an increase of $448.5 million or 21.2 percent since December 31, 2013, following a decrease of $96.8 million or 4.4 percent between December 31, 2012, and December 31, 2013. Revolving mortgage loan growth reflects the Bancorporation contribution of $419.1 million and originated growth of $29.4 million compared to December 31, 2013.

At December 31, 2014, consumer loans totaled $1.12 billion an increase of $731.0 million or 189.2 percent since December 31, 2013. This follows a decrease of $30.2 million or 7.2 percent between December 31, 2012, and December 31, 2013. Consumer loan growth reflects the Bancorporation contribution of $696.3 million, which is comprised of $591.0 million indirect auto lending, and originated growth of $34.7 million compared to December 31, 2013.

Management believes 2014 organic loan growth resulted from improved economic conditions. Despite continued intense competition for loans, we expect originated loan growth to continue in 2015 with additional strengthening in overall economic conditions. Loan growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Table 13
LOANS AND LEASES

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-PCI loans and leases(1):
Commercial:
Construction and land development	$550,568	$319,847	$309,190	$381,163	$338,929
Commercial mortgage	7,552,948	6,362,490	6,029,435	5,850,245	5,505,436
Other commercial real estate	244,875	178,754	160,980	144,771	149,710
Commercial and industrial	1,988,934	1,081,158	1,038,530	1,019,155	1,101,916
Lease financing	571,916	381,763	330,679	312,869	301,289
Other	353,833	175,336	125,681	158,369	182,015
Total commercial loans	11,263,074	8,499,348	7,994,495	7,866,572	7,579,295
Noncommercial:
Residential mortgage	2,520,542	982,421	822,889	784,118	878,792
Revolving mortgage	2,561,800	2,113,285	2,210,133	2,296,306	2,233,853
Construction and land development	120,097	122,792	131,992	137,271	192,954
Consumer	1,117,454	386,452	416,606	497,370	595,683
Total noncommercial loans	6,319,893	3,604,950	3,581,620	3,715,065	3,901,282
Total non-PCI loans and leases	$17,582,967	$12,104,298	$11,576,115	$11,581,637	$11,480,577
PCI loans:
Commercial:
Construction and land development	$78,079	$78,915	$237,906	$338,873	$368,420
Commercial mortgage	577,518	642,891	1,054,473	1,260,589	1,089,064
Other commercial real estate	40,193	41,381	107,119	158,394	210,661
Commercial and industrial	27,254	17,254	49,463	113,442	132,477
Lease financing	—	—	—	57	—
Other	3,079	866	1,074	1,330	1,510
Total commercial loans	726,123	781,307	1,450,035	1,872,685	1,802,132
Noncommercial:
Residential mortgage	382,340	213,851	297,926	327,568	74,495
Revolving mortgage	74,109	30,834	38,710	51,552	17,866
Construction and land development	912	2,583	20,793	105,536	105,805
Consumer	3,014	851	1,771	4,811	7,154
Total noncommercial loans	460,375	248,119	359,200	489,467	205,320
Total PCI loans	1,186,498	1,029,426	1,809,235	2,362,152	2,007,452
Total loans and leases	18,769,465	13,133,724	13,385,350	13,943,789	13,488,029
Less allowance for loan and lease losses	204,466	233,394	319,018	270,144	227,765
Net loans and leases	$18,564,999	$12,900,330	$13,066,332	$13,673,645	$13,260,264
(1) Non-PCI loans include originated and purchased non-impaired loans, including non-accrual and TDR loans.

Allowance for loan and lease losses ("ALLL")

The ALLL totaled $204.5 million at December 31, 2014, representing a decline of $28.9 million and $114.6 million since December 31, 2013 and December 31, 2012, respectively. The ALLL as a percentage of total loans for 2014 was 1.09 percent, compared to 1.78 percent and 2.38 percent for December 31, 2013 and December 31, 2012, respectively. The decline in the ALLL ratio was due primarily to the Bancorporation merger where the loan portfolio was recorded at fair market value at acquisition date, thus replacing the historical allowance with a fair value discount. Additionally, the reduction in the allowance related to the originated portfolio reflects credit quality improvements to the originated portfolio and the continued decline in FDIC-assisted loan portfolio.

At December 31, 2014, the ALLL allocated to non-PCI loans totaled $182.8 million or 1.04 percent of non-PCI loans and leases, compared to $179.9 million or 1.49 percent at December 31, 2013, and $179.0 million or 1.55 percent at December 31, 2012. An additional ALLL of $21.6 million relates to PCI loans at December 31, 2014, established as a result of post-acquisition deterioration in credit quality for PCI loans. The ALLL for PCI loans equaled $53.5 million at December 31, 2013, and $140.0 million at December 31, 2012. The ALLL for PCI loans has decreased from both periods primarily due to reversals of previously recorded credit- and timing-related impairment and charge-offs.

Management considers the ALLL adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2014, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

BancShares recorded $0.6 million in net provision expense for loan and lease losses during 2014, compared to a $32.3 million net provision credit for 2013 and net provision expense of $142.9 million for 2012.

The PCI loan portfolio net provision credit totaled $14.6 million during the year ended December 31, 2014, compared to a net provision credit of $51.5 million and net provision expense of $100.8 million during the same periods of 2013 and 2012, respectively. The significant reduction in provision expense for PCI loans resulted from lower current impairment and payoffs of PCI loans for which an ALLL had previously been established. Net charge-offs on PCI loans totaled $17.3 million during 2014, compared to $34.9 million and $50.3 million for the same periods of 2013 and 2012, respectively. Net charge-offs of PCI loans represented 1.44 percent, 2.49 percent, and 2.52 percent of average PCI loans, for 2014, 2013, and 2012, respectively. PCI loan net charge-offs declined from 2013 in most loan classes, with significant reductions noted in commercial mortgage, commercial and industrial, residential mortgage, and construction and land development loans.

The net provision expense on non-PCI loans totaled $15.3 million during 2014, compared to $19.3 million and $42.0 million in 2013 and 2012, respectively, resulting from credit quality improvements in the commercial mortgage loan portfolio. Net charge-offs on non-PCI loans totaled $12.3 million, $25.8 million, and $43.9 million for 2014, 2013, and 2012, respectively. On an annualized basis, net charge-offs of non-PCI loans represented 0.09 percent of average non-PCI loans and leases during 2014, compared to 0.22 percent during 2013 and 0.38 percent during 2012. Non-PCI loan net charge-offs were down in most loan classes during 2014, with significant reductions noted in revolving mortgage, commercial mortgage and commercial construction and land development loans.

Table 14 provides details concerning the ALLL for the past five years. Table 15 details the allocation of the ALLL among the various loan types. See Note E "Allowance for Loan and Lease Losses" in the Notes to Consolidated Financial Statements for additional disclosures regarding the ALLL.

Table 14
ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan and lease losses at beginning of period	$233,394	$319,018	$270,144	$227,765	$172,282
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests, effective January 1, 2010	—	—	—	—	681
Reclassification (1)	—	7,368	—	—	—
Provision for loan and lease losses	640	(32,255)	142,885	232,277	143,519
Charge-offs:
Commercial:
Construction and land development	(2,770)	(11,609)	(18,213)	(47,621)	(15,656)
Commercial mortgage	(13,015)	(20,401)	(30,590)	(56,880)	(12,496)
Other commercial real estate	106	(1,243)	(1,510)	(29,087)	(4,562)
Commercial and industrial	(5,026)	(8,877)	(13,914)	(11,994)	(22,343)
Lease financing	(100)	(272)	(361)	(579)	(1,825)
Other	(13)	(6)	(28)	(89)	—
Total commercial loans	(20,818)	(42,408)	(64,616)	(146,250)	(56,882)
Noncommercial:
Residential mortgage	(1,666)	(4,935)	(8,929)	(11,289)	(1,851)
Revolving mortgage	(5,227)	(6,460)	(12,460)	(13,940)	(7,640)
Construction and land development	(222)	(3,827)	(3,932)	(12,529)	(9,423)
Consumer	(9,837)	(10,396)	(10,541)	(12,832)	(19,520)
Total noncommercial loans	(16,952)	(25,618)	(35,862)	(50,590)	(38,434)
Total charge-offs	(37,770)	(68,026)	(100,478)	(196,840)	(95,316)
Recoveries:
Commercial:
Construction and land development	207	1,039	445	607	—
Commercial mortgage	2,825	996	1,626	1,028	433
Other commercial real estate	124	109	14	502	—
Commercial and industrial	938	1,213	781	1,037	2,605
Lease financing	110	107	96	133	254
Other	—	1	4	2	—
Total commercial loans	4,204	3,465	2,966	3,309	3,292
Noncommercial:
Residential mortgage	191	559	671	1,083	89
Revolving mortgage	854	660	698	653	425
Construction and land development	84	209	180	219	81
Consumer	2,869	2,396	1,952	1,678	2,712
Total noncommercial loans	3,998	3,824	3,501	3,633	3,307
Total recoveries	8,202	7,289	6,467	6,942	6,599
Net charge-offs	(29,568)	(60,737)	(94,011)	(189,898)	(88,717)
Allowance for loan and lease losses at end of period	$204,466	$233,394	$319,018	$270,144	$227,765
Average loans and leases:
PCI	$1,195,238	$1,403,341	$1,991,091	$2,484,482	$2,227,234
Non-PCI	13,624,888	11,760,402	11,569,682	11,565,971	11,638,581
Loans and leases at period end:
PCI	1,186,498	1,029,426	1,809,235	2,362,152	2,007,452
Non-PCI	17,582,967	12,104,298	11,576,115	11,581,637	11,480,577
Allowance for loan and lease losses allocated to loans and leases:
PCI	$21,629	$53,520	$139,972	$89,261	$51,248
Non-PCI	182,837	179,874	179,046	180,883	176,517
Total	$204,466	$233,394	$319,018	$270,144	$227,765
Provision for loan and lease losses related to balances:
PCI	$(14,620)	$(51,544)	$100,839	$174,478	$86,872
Non-PCI	15,260	19,289	42,046	57,799	56,647
Total	$640	$(32,255)	$142,885	$232,277	$143,519
Net charge-offs of loans and leases:
PCI	$17,271	$34,908	$50,128	$136,465	$39,124
Non-PCI	12,297	25,829	43,883	53,433	49,593
Total	$29,568	$60,737	$94,011	$189,898	$88,717
Reserve for unfunded commitments (1)	$333	$357	$7,692	$7,789	$7,246
Net charge-offs to average loans and leases:
PCI	1.44%	2.49%	2.52%	5.49%	1.76%
Non-PCI	0.09	0.22	0.38	0.46	0.43
Total	0.20	0.46	0.69	1.35	0.64
Allowance for loan and lease losses to total loans and leases:
PCI	1.82	5.20	7.74	3.78	2.55
Non-PCI	1.04	1.49	1.55	1.56	1.54
Total	1.09	1.78	2.38	1.94	1.69
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

During 2013, we implemented enhancements to our modeling methodology for estimating the general reserve component of the ALLL for non-PCI loans. Specifically for the non-PCI commercial loans and leases segment, we refined our modeling methodology by increasing the granularity of the historical net loss data used to develop the applicable loss rates by utilizing information that includes the class of the commercial loan and associated risk rating. For the non-PCI noncommercial segment, we refined our modeling methodology to incorporate specific loan classes and delinquency status trends into the loss rates. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. Management has also further enhanced a qualitative framework for considering economic conditions, loan concentrations and other relevant factors at a loan class level. We believe the methodology enhancements improve the utility of historical net loss data and increases the precision of our segment analysis. These enhancements resulted in certain reallocations between segments, allocation of the nonspecific allowance to specific loan classes and a reallocation of a portion of the reserve for unfunded commitments into the ALLL. Other than these modifications, the enhancements to the methodology had no material impact on the ALLL.

Acquired loans, regardless of PCI or non-PCI, are recorded at fair value as of the loan's acquisition date and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Various criteria are used to select loans to be evaluated including change in accrual status, recent credit grade change, updated collateral appraisal and newly-developed workout plan. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which generally result in additional allowance for loan losses or reversal of previously established allowances.

Groups of non-PCI noncommercial loans are aggregated by type and probable loss estimates become the basis for the allowance amount. The loss estimates are based on trends of historical losses, delinquency patterns and various other credit risk indicators.

A loan is considered to be impaired under ASC Topic 310 Receivables when, based upon current information and events, it is probable that BancShares will be unable to collect all amounts due according to the contractual terms of the loan. Non-PCI impaired loans are placed on nonaccrual status. Non-PCI loan relationships rated substandard or worse that are greater than or equal to $500,000 are reviewed for potential impairment on a quarterly basis. Loans classified as TDRs are also reviewed for potential impairment. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated fair value.

Table 15
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2014		2013		2012		2011		2010
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Allowance for loan and lease losses allocated to:
Non-PCI loans and leases
Commercial:
Construction and land development - commercial	$11,961	2.9%	$10,335	2.4%	$6,031	2.3%	$5,467	2.7%	$10,512	2.5%
Commercial mortgage	85,189	40.3	100,257	48.5	80,229	45.0	67,486	36.6	64,772	35.1
Other commercial real estate	732	1.3	1,009	1.4	2,059	1.2	2,169	1.0	2,200	1.1
Commercial and industrial	30,727	10.6	22,362	8.2	14,050	7.8	23,723	12.7	24,089	13.9
Lease financing	4,286	3.0	4,749	2.9	3,521	2.5	3,288	2.2	3,384	2.2
Other	3,184	1.9	190	1.3	1,175	0.9	1,315	1.2	1,473	1.4
Total commercial	136,079	60.0	138,902	64.7	107,065	59.7	103,448	56.4	106,430	56.2
Noncommercial:
Residential mortgage	10,661	13.4	10,511	7.5	3,836	6.1	8,879	5.6	7,009	6.5
Revolving mortgage	18,650	13.7	16,239	16.1	25,185	16.6	27,045	16.5	18,016	16.6
Construction and land development - noncommercial	892	0.6	681	1.0	1,721	1.0	1,427	1.0	1,751	1.4
Consumer	16,555	6.0	13,541	2.9	25,389	3.1	25,962	3.6	29,448	4.4
Total noncommercial	46,758	33.7	40,972	27.5	56,131	26.8	63,313	26.7	56,224	28.9
Nonspecific(1)	—		—		15,850		14,122		13,863
Total allowance for non-PCI loan and lease losses	182,837	93.7	179,874	92.2	179,046	86.5	180,883	83.1	176,517	85.1
PCI loans	21,629	6.3	53,520	7.8	139,972	13.5	51,248	16.9	51,248	14.9
Total allowance for loan and lease losses	$204,466	100.0%	$233,394	100.0%	$319,018	100.0%	$232,131	100.0%	$227,765	100.0%

(1) During 2013, in connection with modifications to the ALLL model, the balance previously identified as nonspecific was allocated to various loan classes.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans. The accrual of interest on non-PCI loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Non-PCI loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. Accretion of income for PCI loans is discontinued when we are unable to estimate the amount or timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date, including at maturity when no formal repayment plan has been established. PCI loans may begin or resume accretion of income if information becomes available that allows us to estimate the amount and timing of future cash flows. Table 16 provides details on nonperforming assets and other risk elements.

Table 16
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2014	2013	2012	2011	2010
Nonaccrual loans and leases:
Covered under loss share agreements	$27,020	$28,493	$74,479	$302,102	$160,024
Not covered under loss share agreements	50,407	53,170	89,845	52,741	78,814
Other real estate owned:
Covered	22,982	47,081	102,577	148,599	112,748
Noncovered	70,454	36,898	43,513	50,399	52,842
Total nonperforming assets	$170,863	$165,642	$310,414	$553,841	$404,428
Nonperforming assets covered	50,002	75,574	177,056	450,701	272,772
Nonperforming assets not covered	120,861	90,068	133,358	103,140	131,656
Total nonperforming assets	$170,863	$165,642	$310,414	$553,841	$404,428
Loans and leases at December 31:
Covered	$485,308	$1,029,426	$1,809,235	$2,362,152	$2,007,452
Noncovered	18,284,157	12,104,298	11,576,115	11,581,637	11,480,577

Accruing loans and leases 90 days or more past due	115,680	202,676	292,272	307,034	320,621
Ratio of nonperforming assets to total loans, leases, and other real estate owned:
Covered	9.84%	7.02%	9.26%	17.95%	12.87%
Noncovered	0.66	0.74	1.15	0.89	1.14
Ratio of nonperforming assets to total loans, leases, and other real estate owned	0.91	1.25	2.29	3.92	2.96
Interest income recognized on nonperforming loans and leases	1,364	2,062	10,374	8,589	9,922

For the year, nonperforming assets increased $5.2 million, or 3.2 percent compared to December 31, 2013. As of December 31, 2014, BancShares’ nonperforming assets, including nonaccrual loans and OREO, amounted to $170.9 million, or 0.9 percent, of total loans and leases plus OREO, compared to $165.6 million, or 1.3 percent compared to December 31, 2013. The ratio improvement is due to a $4.2 million reduction in nonaccrual loans, and a $5.65 billion increase in total loans and leases and OREO from December 31, 2013, primarily resulting from the Bancorporation merger and 1st Financial acquisition as well as organic loan growth. Of the $170.9 million in nonperforming assets at December 31, 2014, $30.7 million and $11.6 million represents OREO from the Bancorporation merger and 1st Financial acquisition, respectively, which were recorded at fair market value at the acquisition date.

At December 31, 2014, $50.0 million, or 29.3 percent of nonperforming assets, relates to OREO and loans covered by FDIC loss share agreements, representing a decline of $25.6 million since December 31, 2013, due to problem asset resolutions. Noncovered nonperforming assets totaled $120.9 million at December 31, 2014, representing 0.66 percent of noncovered loans and leases plus OREO as of December 31, 2014, compared to 0.74 percent at December 31, 2013.

Nonaccrual loans covered by loss share agreements equaled $27.0 million as of December 31, 2014, compared to $28.5 million at December 31, 2013, and $74.5 million at December 31, 2012. The 2014 reduction in covered nonaccrual loans from 2013 and 2012 resulted from resolutions of impaired loans and the expiration of loss sharing agreements for TVB, VB, and GB during 2014. Noncovered nonaccrual loans decreased $2.8 million from December 31, 2013, to $50.4 million at December 31, 2014, due to resolutions of impaired loans.

OREO includes foreclosed property and branch facilities that we have closed, but not sold. Noncovered OREO totaled $70.5 million at December 31, 2014, compared to $36.9 million at December 31, 2013, and $43.5 million at December 31, 2012. The increase from both periods primarily results from OREO acquired through the Bancorporation merger and 1st Financial acquisition.

Once acquired, net book values of OREO are reviewed at least annually to evaluate if write-downs are required. Real estate appraisals are reviewed by the appraisal review department to ensure the quality of the appraised value in the report. The level of review is dependent on the value and type of the collateral, with higher value and more complex properties receiving a more detailed review. In a market of declining property values, as we have experienced in recent years, we utilize resources in addition to appraisals to obtain the most current market value. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. Decisions regarding write-downs are based on factors that include appraisals, previous offers received on the property, market conditions and the number of days the property has been on the market.

TROUBLED DEBT RESTRUCTURINGS

In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. The majority of restructured loans are to customers that are currently performing under existing terms but may be unable to do so in the near future without a modification. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases in Table 16. Additionally, Table 16 does not include performing TDRs, which are accruing interest based on the restructured terms.
Total PCI and non-PCI loans classified as troubled debt restructurings ("TDRs") as of December 31, 2014, equaled $151.5 million, $136.0 million of which are performing under their modified terms. Non-PCI TDRs that are performing under their modified terms equaled $91.3 million at December 31, 2014, compared to $85.1 million at December 31, 2013, and $89.1 million at December 31, 2012. Table 17 provides further details on performing and nonperforming TDRs for the last five years.

Table 17
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010
Accruing TDRs:
PCI	$44,647	$90,829	$164,256	$126,240	$56,398
Non-PCI	91,316	85,126	89,133	123,796	64,995
Total accruing TDRs	$135,963	$175,955	$253,389	$250,036	$121,393
Nonaccruing TDRs:
PCI	$2,225	$11,479	$28,951	$43,491	$12,364
Non-PCI	13,291	19,322	50,830	29,534	41,774
Total nonaccruing TDRs	$15,516	$30,801	$79,781	$73,025	$54,138
All TDRs:
PCI	$46,872	$102,308	$193,207	$169,731	$68,762
Non-PCI	104,607	104,448	139,963	153,330	106,769
Total TDRs	$151,479	$206,756	$333,170	$323,061	$175,531

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $18.93 billion as of December 31, 2014, an increase of $5.28 billion from December 31, 2013, primarily due to the Bancorporation and 1st Financial mergers during the year. Average interest-bearing liabilities increased $1.36 billion, or by 9.8 percent from 2013 to 2014 due to the addition of $1.93 billion in money market accounts and $1.13 billion in time deposits from the Bancorporation and 1st Financial mergers, offset by recurring deposit balance fluctuations.

DEPOSITS

The 1st Financial and Bancorporation mergers effective in January 2014 and October 2014, respectively, added $7.81 billion of deposits, including $4.00 billion of demand and checking with interest deposits, $1.93 billion of money market accounts, $1.13 billion of time deposits, $712.2 million of savings deposits, and $28.8 million of other deposit accounts as of the acquisition dates. Excluding acquisition activity, demand deposits, checking with interest, and money market accounts increased during 2014, while savings and time deposits decreased primarily due to the runoff of maturing deposits.

At December 31, 2014, total deposits equaled $25.68 billion, an increase of $7.80 billion since December 31, 2013. Demand deposits increased $2.84 billion during 2014, following an increase of $356.1 million during 2013. Time deposits increased $631.9 million, following a decrease of $699.0 million during 2014 and 2013, respectively. Table 18 provides deposit balances as of December 31, 2014, December 31, 2013 and December 31, 2012.

Table 18
DEPOSITS

	December 31
(Dollars in thousands)	2014	2013	2012
Demand	$8,086,784	$5,241,817	$4,885,700
Checking with interest	4,560,565	2,445,972	2,363,317
Money market accounts	8,319,569	6,306,942	6,357,309
Savings	1,204,514	1,004,097	905,456
Time	3,507,145	2,875,238	3,574,243
Total deposits	$25,678,577	$17,874,066	$18,086,025

Due to our focus on maintaining a strong liquidity position, core deposit retention remains a key business objective. We believe that traditional bank deposit products remain an attractive option for many customers, but as economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth is significantly dependent on our success at retaining existing deposits and generating new deposits at a reasonable cost.

Table 19
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(dollars in thousands)	December 31, 2014
Time deposits maturing in:
Three months or less	$386,155
Over three months through six months	215,260
Over six months through 12 months	295,507
More than 12 months	497,902
Total	$1,394,824
SHORT-TERM BORROWINGS
The 1st Financial and Bancorporation mergers effective in January 2014 and October 2014, respectively, added $296.1 million of short-term borrowings, including $218.4 million of repurchase agreements and $77.7 million of other short-term borrowings as of the acquisition dates. At December 31, 2014, short-term borrowings totaled $987.2 million compared to $511.4 million at December 31, 2013. Excluding acquisition activity, short term borrowings increased during 2014 due to subordinated debt and FHLB borrowings with maturities less than one year being reclassified from long-term obligations. Table 20 provides information on short-term borrowings.

Table 20
SHORT-TERM BORROWINGS

	2014		2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Master notes
At December 31	$410,258	0.35%	$411,907	0.42%	$399,047	0.47%
Average during year	479,937	0.34	463,933	0.4	450,269	0.46
Maximum month-end balance during year	544,084		487,126		477,997
Repurchase agreements
At December 31	294,426	0.25	96,960	0.34	111,907	0.29
Average during year	159,696	0.22	108,612	0.29	143,140	0.35
Maximum month-end balance during year	328,452		120,167		171,967
Federal funds purchased
At December 31	2,551	0.12	2,551	0.13	2,551	0.25
Average during year	2,551	0.13	2,551	0.13	2,551	0.13
Maximum month-end balance during year	2,551		2,551		2,551
Notes payable to Federal Home Loan Banks
At December 31	80,000	3.34	—	—	65,000	3.33
Average during year	57,507	2.77	21,329	2.60	74,356	3.69
Maximum month-end balance during year	80,000		25,000		82,000
Subordinated notes payable
At December 31	199,949	5.96	—	—	—	—
Average during year	92,179	3.22	—	—	—	—
Maximum month-end balance during year	199,949		—		—

Long-term obligations
Long-term obligations equaled $351.3 million at December 31, 2014, a decrease of $159.4 million from December 31, 2013. The Bancorporation merger effective in October 2014 added $124.9 million of long-term obligations, including $109.9 million of trust preferred debt and $15.0 million of other long-term obligations as of the acquisition date. Excluding acquisition activity, long-term obligations decreased during 2014 due to subordinated debt of $125.0 million and $80.0 million of FHLB borrowings with maturities less than one year being reclassified to short-term borrowings and the redemption of the Junior Subordinated Deferrable Interest Debentures due March 15, 2028 (the “Debentures”).
At December 31, 2014 and December 31, 2013, long-term obligations included $132.9 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's (the "Trusts") trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. FCB/SC Capital Trust II and SCB Capital Trust I were former capital trust subsidiaries of Bancorporation. BancShares has guaranteed all obligations of the Trusts.
During the third quarter of 2014, BancShares purchased $25.0 million aggregate principal of Trust Preferred Securities with a contractual maturity of June 15, 2034 issued by FCB/SC Capital Trust II. BancShares paid approximately $23.0 million, plus unpaid accrued distributions on the securities for the current distribution period, for the Trust Preferred Securities. Upon completion of the merger with Bancorporation on October 1, 2014, the issuer of the Trust Preferred Securities became a subsidiary of BancShares and BancShares' investment in the Trust Preferred Securities was eliminated in consolidation.
On December 31, 2014, BancShares redeemed the $51.5 million aggregate principal amount of 8.25% Debentures. The redemption price was 101.65% of the principal amount of the Debentures, plus accrued and unpaid interest. All of the Debentures were held by FCB/SC Capital Trust I and redemption of the Debentures resulted in FCB/SC Capital Trust I's redemption in whole of its outstanding 8.25% trust preferred securities issued during 1998 in the aggregate liquidation amount of $50.0 million. The redemption price of the trust preferred securities was 101.65% of the liquidation amount, plus accrued and unpaid distributions.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate, given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income ("AOCI") within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines. In the aggregate, these items represented a net decrease in shareholders' equity of $53.0 million at December 31, 2014, compared to net reductions of $25.3 million at December 31, 2013. The $27.7 million reduction in AOCI from December 31, 2013 primarily reflects the change in the funded status of the defined benefit plan, net of an increase in unrealized gains on investment securities available for sale arising due to declines in interest rates during 2014.

Table 21 provides information on capital adequacy for BancShares as of December 31, 2014, 2013 and 2012.

Table 21
ANALYSIS OF CAPITAL ADEQUACY

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	Regulatory minimum	Well-capitalized requirement
Tier 1 capital (1)	$2,690,324	$2,103,926	$1,945,602
Tier 2 capital (1)	213,799	211,653	229,385
Total capital (1)	$2,904,123	$2,315,579	$2,174,987
Risk-adjusted assets (1)	$19,770,656	$14,129,065	$13,658,970
Risk-based capital ratios (1)
Tier 1 capital	13.61%	14.89%	14.24%	4.00%	6.00%
Total capital	14.69	16.39	15.92	8.00	10.00
Tier 1 leverage ratio	8.91	9.80	9.21	3.00	5.00
(1) Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.

BancShares continues to exceed minimum capital standards and remains well-capitalized.

During the third quarter of 2014, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 11,000,000 to 16,000,000. In connection with the Bancorporation merger,167,600 and 45,900 shares of Class A and Class B common stock that were previously held by Bancorporation were retired.

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014. As of December 31, 2014, no purchases had occurred pursuant to that authorization. This authorization terminated on June 30, 2014 and was not extended.

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

BancShares had $128.5 million of trust preferred capital securities included in tier 1 capital at December 31, 2014, compared to $93.5 million at December 31, 2013 and December 31, 2012. The increase during 2014 was due to the Bancorporation merger.

Beginning January 1, 2015, 75 percent of our trust preferred capital securities will be excluded from tier 1 capital, with the remaining 25 percent phased out on January 1, 2016. Elimination of all trust preferred capital securities from the December 31, 2014 capital structure would result in a proforma tier 1 leverage capital ratio of 8.49 percent, tier 1 risk-based capital ratio of

12.96 percent and total risk-based capital ratio of 14.04 percent. On a proforma basis assuming disallowance of all trust preferred capital securities, BancShares and FCB continue to remain well-capitalized under current regulatory guidelines.

At December 31, 2014, tier 2 capital of BancShares included $9.0 million of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018. At December 31, 2013, tier 2 capital of BancShares included $25.0 million of qualifying subordinated debt with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The qualifying subordinated debt with a scheduled maturity date of June 1, 2015 was completely removed from tier 2 capital during the second quarter of 2014, one year prior to the scheduled maturity of the subordinated debt.

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

Management continues to monitor Basel III developments and remains committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, is 12.96 percent at December 31, 2014, compared to the fully phased-in, well-capitalized minimum of 9.00 percent. The proposed tier 1 common equity ratio is calculated in Table 22.

Table 22
TIER 1 COMMON EQUITY

(Dollars in thousands)	December 31, 2014
Tier 1 capital	$2,690,324
Less: restricted core capital	128,500
Tier 1 common equity	$2,561,824
Risk-adjusted assets	$19,770,656

Tier 1 common equity ratio	12.96%

RISK MANAGEMENT

Effective risk management is critical to our success. The board of directors has established a Risk Committee that provides oversight of enterprise-wide risk management. The Risk Committee is responsible for establishing risk appetite and supporting tolerances for credit, market and operational risks, ensuring that risk is managed within those tolerances; monitoring compliance with laws and regulations; reviewing the investment securities portfolio to ensure that portfolio returns are managed within market risk tolerance; and monitoring our legal activity and associated risk. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests will be available to the public starting in June 2015. Through a stress testing program which has been implemented, BancShares, FCB and FCB-SC will comply with current regulations. The results of stress testing activities will be considered in combination with other risk management and monitoring practices as part of our risk management program.
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
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Loans and leases, other than acquired loans, were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans were recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both acquired and originated loans to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL that accounts for losses are inherent in the loan and lease portfolio.
We maintain a well-diversified loan and lease portfolio and seek to minimize the risk associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk, such as our concentrations of real estate secured loans, revolving mortgage loans and medical- and dental-related loans.
We have historically carried a significant concentration of real estate secured loans. Within our loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2014, loans secured by real estate totaled $14.70 billion, or 78.3 percent, of total loans and leases compared to $11.09 billion, or 84.4 percent, of total loans and leases at December 31, 2013, and $11.42 billion, or 85.3 percent, at December 31, 2012.

Table 23
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2014
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	41.8%
South Carolina	21.1
Virginia	7.7
California	7.4
Georgia	5.4
Florida	3.9
Washington	2.3
Tennessee	2.0
Texas	1.9
All other locations	6.5

Among real estate secured loans, our revolving mortgage loans (also known as Home Equity Lines of Credit or "HELOC") present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate amounted to $2.64 billion, or 14.0 percent, of total loans at December 31, 2014, compared to $2.14 billion, or 16.3 percent, at December 31, 2013, and $2.25 billion, or 16.8 percent, at December 31, 2012.
Except for acquired loans, we have not acquired revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 90.8 percent of the revolving mortgage portfolio relates to properties in North Carolina, South Carolina and Virginia. Approximately 37.2 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 62.8 percent are secured by junior liens.

We actively monitor the portion our HELOC loans that are in the interest-only period and when they will mature. Approximately 79.2 percent of outstanding balances at December 31, 2014, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5 percent of the outstanding balance or $100. When HELOC loans switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. As of December 31, 2014, approximately 6 percent of the HELOC portfolio is due to mature by the end of 2016 with remaining loan maturities spread similarly and conservatively over future years thereafter. In the normal course of business, the bank will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.

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
Loans and leases to borrowers in medical, dental or related fields totaled $4.16 billion as of December 31, 2014, which represents 22.1 percent of total loans and leases, compared to $3.34 billion or 25.4 percent of total loans and leases at December 31, 2013, and $2.90 billion or 21.6 percent of originated loans and leases at December 31, 2012. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total originated loans and leases outstanding at December 31, 2014.
Interest rate risk management

Interest rate risk (IRR) results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes.

We assess our short-term IRR by forecasting net interest income under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the existence of contractual floors on certain loans, competitive pressures that constrain our ability to reduce deposit interest rates and the current extraordinarily low level of interest rates, it is unlikely that the rates on most interest-bearing liabilities can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration from low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB and FCB-SC rates to market rates. Table 24 provides the impact on net interest income resulting from various interest rate shock scenarios as of December 31, 2014 and 2013.

Table 24
NET INTEREST INCOME SENSITIVITY SIMULATION ANAYLYSIS

	Estimated increase in net interest income
Change in interest rate (basis point)	December 31, 2014	December 31, 2013
+100	2.90%	2.95%
+200	4.10	4.56
+300	2.40	3.62

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Table 25 presents the EVE profile as of December 31, 2014 and 2013.

Table 25
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	December 31, 2014	December 31, 2013
+100	2.80%	2.68%
+200	2.20	0.70
+300	(0.90)	(3.05)
We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP. See Note Q “Derivatives” in the Notes to Consolidated Financial Statements for additional discussion of this interest rate swap.

Table 26 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

Table 26
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2014, maturing
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans and leases:
Secured by real estate	$1,216,884	$4,883,352	$8,603,745	$14,703,981
Commercial and industrial	602,226	807,123	606,839	2,016,188
Other	453,726	1,042,181	553,389	2,049,296
Total loans and leases	2,272,836	6,732,656	9,763,973	18,769,465
Loans maturing after one year with:
Fixed interest rates		$5,671,946	$6,734,743	$12,406,689
Floating or adjustable rates		1,060,710	3,029,230	4,089,940
Total		$6,732,656	$9,763,973	$16,496,629

Liquidity risk management

Liquidity risk is the risk that an institution is unable to generate or obtain sufficient cash or its equivalents on a cost-effective basis to meet commitments as they fall due. The most common sources of liquidity risk arise from mismatches in the timing and value of on-balance sheet and off-balance sheet cash inflows and outflows. In general, on-balance sheet mismatches generate liquidity risk when the effective maturity of assets exceeds the effective maturity of liabilities. A commonly cited example of a balance sheet liquidity mismatch is when long-term loans (assets) are funded with short-term deposits (liabilities). Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost, and changes in economic conditions or exposure to credit, market, operational, legal and reputation risks that can affect an institution’s liquidity risk profile.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. At its core is a reliance on the retail deposit book, due to the generally stable balances and low cost it offers. Other primary sources of liquidity include interest-bearing deposit accounts at the Federal Reserve Bank and various other corresponding bank accounts as well as unencumbered securities. This free liquidity totaled $4.29 billion at December 31, 2014, compared to $3.39 billion at December 31, 2013. Another principle source of available liquidity is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $250.3 million as of December 31, 2014, and we had sufficient collateral pledged to secure $1.96 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities that totaled $750.0 million at December 31, 2014.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 27 identifies significant obligations and commitments as of December 31, 2014 representing required and potential cash outflows. See Note T for additional information regarding total commitments.

Table 27
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Deposits	$2,423,786	$942,480	$140,879	$—	$3,507,145
Short-term borrowings	987,184	—	—	—	987,184
Long-term obligations	147	10,725	136,104	204,344	351,320
Operating leases	16,834	20,061	10,719	40,112	87,726
Estimated payment to FDIC due to claw-back provisions under loss share agreements	—	—	—	145,997	145,997
Total contractual obligations	$3,427,951	$973,266	$287,702	$390,453	$5,079,372
Commitments:
Loan commitments	$3,140,020	$802,813	$464,494	$2,784,527	$7,191,854
Standby letters of credit	69,734	7,032	124	484	77,374
Affordable housing partnerships	9,621	5,876	1,102	194	16,793
Total commitments	$3,219,375	$815,721	$465,720	$2,785,205	$7,286,021

FOURTH QUARTER ANALYSIS
On October 1, 2014, BancShares completed the merger of Bancorporation with and into BancShares. FCB-SC merged with and into FCB on January 1, 2015. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair values as of the acquisition date. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values becomes available.
BancShares recorded loans, investment securities, and OREO with fair values of $4.49 billion, $2.01 billion, and $35.3 million, respectively, as a result of the Bancorporation merger. The fair value of deposits assumed totaled $7.17 billion and BancShares recorded $4.2 million of goodwill. Bancorporation's results of operations are included in the reported current year-to-date period results since October 1, 2014.
In addition to the fourth quarter contributions provided by the Bancorporation merger, BancShares continued to experience improved economic stability and operational execution. These improvements contributed to organic loan growth as well as improved credit quality in comparison to September 30, 2014 and the same quarter in the prior year. However, low interest rates, competitive loan pricing, and reductions in the FDIC-assisted loan portfolio, continue to constrain net interest margin and earnings. The following is a summary of key drivers and significant events for the fourth quarter of 2014:

•
At the beginning of the quarter, BancShares completed the merger of First Citizens Bancorporation, Inc. into BancShares. As part of the merger, a $29.1 million gain was recognized on Bancorporation shares of stock owned by BancShares. The shares were canceled and ceased to exist when the merger became effective October 1, 2014.

•	Originated loan growth and improved credit quality continued.

•	Decreases in the FDIC-assisted loan portfolio continue to negatively impact the historical net provision credits and total loan interest income.

•	The investment portfolio provided yield improvement, while deposit funding costs remain at historical lows.

•
FDIC receivable continued to decline as two loss sharing agreements expired during the third quarter of 2014 and three more are set to expire during 2015. However, the reduction in the FDIC receivable had a positive impact on total noninterest income, as the associated amortization expense declined proportionally.

•	Noninterest expense increased primarily due to the Bancorporation merger.
For the quarter ended December 31, 2014, BancShares reported consolidated net income of $62.9 million, compared to $27.0 million for the corresponding period of 2013. Net income for the fourth quarter of 2014 increased $35.9 million, or by 132.8 percent, from the same quarter of 2013 primarily reflecting the impact of the October 1, 2014 merger of Bancorporation into BancShares and the $29.1 million gain on Bancorporation securities held by BancShares.
Per share income for the fourth quarter of 2014 totaled $5.24, compared to $2.81 for the same period of 2013. BancShares' current quarter results generated an annualized return on average assets of 0.82 percent and an annualized return on average equity of 9.20 percent, compared to respective returns of 0.50 percent and 5.35 percent for the same period of 2013.
Loans totaled $18.77 billion as of the fourth quarter, an increase of $4.97 billion, or 36.0 percent, compared to the third quarter of 2014, and an increase of $5.64 billion, or 42.9 percent, compared to the fourth quarter of 2013. Loan growth reflects the Bancorporation merger contribution of $4.49 billion and originated portfolio growth of $600.9 million, and $1.30 billion, compared to the third quarter of 2014 and fourth quarter of 2013, respectively. Originated loan growth was offset by reductions in the FDIC-assisted loan portfolio, which decreased $54.1 million, or by 7.5 percent, and $358.4 million, or by 34.8 percent, compared to the third quarter of 2014 and fourth quarter of 2013, respectively. The continuing reduction in the FDIC-assisted portfolio is aligned with original forecasts and was offset by the 1st Financial merger during the first quarter of 2014, which resulted in additional acquired loans of $237.9 million at December 31, 2014.

As of December 31, 2014, total deposits were $25.68 billion, an increase of $7.27 billion, or 39.5 percent, when compared to third quarter of 2014, and an increase of $7.80 billion, or 43.7 percent, when compared to the fourth quarter of 2013. The Bancorporation merger contributed $7.17 billion of deposits in the fourth quarter of 2014. The additional increase compared to the fourth quarter of 2013 was primarily the result of acquired deposits from the 1st Financial merger.

Net interest income increased $40.7 million, or by 23.0 percent, to $217.2 million for the fourth quarter of 2014, compared to the fourth quarter of 2013, primarily due to a $59.2 million contribution from the Bancorporation merger, improved investment yields, higher interest income earned on the originated loan portfolio and lower funding costs, offset by lower interest income from the FDIC-assisted portfolio due to the continued runoff. Interest expense increased $1.8 million when comparing the fourth quarter 2014 to the same quarter of the prior year primarily due to the increase in deposits from the Bancorporation merger.

The taxable-equivalent net interest margin for the fourth quarter of 2014 was 3.09 percent, a decrease of 46 basis point from the same quarter in the prior year. The margin decline was primarily due to loan yield compression as a result of continued FDIC-assisted loan portfolio runoff, offset by improvements in originated loan growth, investment yields and lower funding costs. Investment yields have improved 29 basis points on a quarter-to-date basis when compared to the fourth quarter of 2013. Although the FDIC-assisted loan portfolio performance and runoff continue to create margin volatility, the overall impact related to prior acquisitions should continue to be less significant as that portfolio continues to decrease.

Average interest-earning assets increased $8.28 billion, or by 41.8 percent, for the fourth quarter, compared to the same period of 2013. The Bancorporation merger contributed $7.68 billion to the fourth quarter change in average interest earning assets composed of $1.62 billion of average investment securities, $4.58 billion in loans and $1.48 billion in average overnight investments. The taxable-equivalent yield on interest-earning assets totaled 3.30 percent for the fourth quarter of 2014, compared to 3.81 percent for the fourth quarter of 2013. The taxable-equivalent yield on interest-earning assets declined primarily as the FDIC-assisted portfolio yield was replaced with higher quality, lower yielding loans, offset by improvements in the investment portfolio yield.

Average interest-bearing liabilities increased $5.18 billion, or by 37.4 percent, during the fourth quarter of 2014, when compared to the sequential quarter. The rate on interest-bearing liabilities of 0.31 percent remained relatively consistent when comparing the fourth quarter of 2014 to the sequential quarter.

The ALLL totaled $204.5 million at December 31, 2014, representing declines of $3.6 million and $28.9 million since September 30, 2014, and December 31, 2013, respectively. The allowance as a percentage of total loans for the fourth quarter of 2014 was 1.09 percent, compared to 1.46 percent and 1.78 percent for the third quarter of 2014 and December 31, 2013, respectively. The decline in the ALLL ratio for both periods is due primarily to the Bancorporation merger where the loan portfolio was recorded at fair market value at acquisition date thus replacing the historical allowance with a fair value discount.

Additionally, the allowance related to the originated portfolio reflects credit quality improvements and the continued decline in the FDIC-assisted loan portfolio.

BancShares recorded an $8.3 million net provision expense for loan and lease losses for the fourth quarter of 2014, compared to a $7.3 million net provision expense for the fourth quarter of 2013. The FDIC-assisted loan portfolio net provision credit totaled $2.6 million during the fourth quarter of 2014, compared to a net provision credit of $0.8 million during the same period of 2013. The current quarter credit to provision for loan and lease losses on FDIC-assisted loans resulted from reversals of prior impairment due to accelerated payments and credit quality improvement. Net charge-offs on FDIC-assisted loans totaled $1.5 million during the fourth quarter of 2014, compared to $5.2 million for the same period of 2013. The net provision expense on originated loans totaled $10.9 million during the fourth quarter of 2014, compared to $8.1 million for the same period of 2013. Provision for loan and lease losses increased during the fourth quarter due to originated loan growth, lower reversals of previously identified impairment within the FDIC-assisted portfolio offset by lower quarter-to-date net charge-offs of $3.3 million in the originated portfolio.

Net charge-offs totaled $4.7 million for the fourth quarter of 2014, compared to $11.7 million during the same period of 2013 as both the originated portfolio and FDIC-assisted charge-off trends improved. Net charge-offs on originated loans decreased to $3.2 million during the fourth quarter of 2014, compared to $6.5 million for the fourth quarter of 2013.

As of December 31, 2014, BancShares’ nonperforming assets, including nonaccrual loans and other real estate owned (OREO), totaled $170.9 million, or 0.9 percent of total loans and leases plus OREO, compared to $157.1 million, or 1.1 percent, at September 30, 2014. This ratio improvement is due to a $7.2 million reduction in nonaccrual loans, and a $4.99 billion increase in total loans and leases and OREO from September 30, 2014, primarily resulting from the Bancorporation merger. Of the $170.9 million in nonperforming assets at December 31, 2014, $30.7 million and $11.6 million represents OREO from the Bancorporation merger and 1st Financial acquisition, respectively, which were recorded at fair market value at the acquisition date. Nonperforming assets increased $13.8 million, or 8.8 percent compared to September 30, 2014 due to the addition of Bancorporation balances totaling $30.8 million at December 31, 2014.

At December 31, 2014, $50.0 million, or 29.3 percent of nonperforming assets, relates to OREO and loans covered by FDIC loss share agreements, representing a decline of $25.6 million since December 31, 2013, due to problem asset resolutions. Noncovered nonperforming assets totaled $120.9 million at December 31, 2014, representing 0.66 percent of noncovered loans and leases plus OREO as of December 31, 2014, compared to 0.74 percent at December 31, 2013.

Noninterest income increased by $54.3 million to $132.9 million during the fourth quarter of 2014, compared to the third quarter of 2014, and increased by $62.8 million compared to the fourth quarter of 2013. The increase was primarily driven by the impact of the Bancorporation merger and the recognition of a $29.1 million gain on Bancorporation shares of stock owned by BancShares. The shares were canceled and ceased to exist when the merger became effective October 1, 2014.

Noninterest expense increased $52.6 million in the fourth quarter of 2014 to $254.4 million, in comparison to $201.8 million in the sequential quarter, due primarily to the impact of the Bancorporation merger. Noninterest expense increased $58.1 million in the fourth quarter of 2014 from $196.3 million in the fourth quarter of 2013. The increase was a result of the impact of the Bancorporation merger, higher salaries and wages, occupancy expenses, advertising expenses, and merger-related expenses. Although total noninterest expense increased from the fourth quarter of 2013 to the fourth quarter of 2014, employee benefits and collection expenses decreased during the same period due to lower pension expenses and managing fewer nonperforming assets.

Income tax expense totaled $24.5 million and $16.1 million for the fourth quarter of 2014 and 2013, representing effective tax rates of 28.1 percent and 37.4 percent during the respective periods. The decrease in effective tax rate during 2014 results primarily from the impact of the $29.1 million gain from the retirement of the Bancorporation shares of stock owned by BancShares at the date of merger.
BancShares remains well capitalized with a tier 1 leverage ratio of 8.91 percent, tier 1 risk-based capital of 13.61 percent and total risk-based capital ratio of 14.69 percent at December 31, 2014.
Table 28 provides quarterly information for each of the quarters in 2014 and 2013. Table 29 analyzes the components of changes in net interest income between the fourth quarter of 2014 and 2013.

Table 28
SELECTED QUARTERLY DATA

	2014				2013
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$232,122	$177,621	$177,311	$173,394	$189,640	$192,634	$193,926	$220,604
Interest expense	14,876	11,399	11,613	12,463	13,047	13,451	14,398	15,722
Net interest income	217,246	166,222	165,698	160,931	176,593	179,183	179,528	204,882
Provision for loan and lease losses	8,305	1,537	(7,299)	(1,903)	7,276	(7,683)	(13,242)	(18,606)
Net interest income after provision for loan and lease losses	208,941	164,685	172,997	162,834	169,317	186,866	192,770	223,488
Noninterest income (1)	132,924	78,599	66,589	62,314	70,164	72,889	65,964	58,365
Noninterest expense	254,429	201,810	199,020	191,030	196,315	192,143	188,567	194,355
Income before income taxes (1)	87,436	41,474	40,566	34,118	43,166	67,612	70,167	87,498
Income taxes (1)	24,540	14,973	13,880	11,639	16,149	26,854	26,462	32,109
Net income (1)	$62,896	$26,501	$26,686	$22,479	$27,017	$40,758	$43,705	$55,389
Net interest income, taxable equivalent	$218,436	$167,150	$166,570	$161,694	$177,280	$179,823	$180,188	$205,553
PER SHARE DATA
Net income (1)	$5.24	$2.76	$2.77	$2.34	$2.81	$4.24	$4.54	$5.76
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	252.79	216.63	245.00	240.75	222.63	205.60	192.05	182.70
Book value at period end (1)	223.77	224.75	222.91	218.29	215.35	205.54	201.12	198.98
SELECTED QUARTERLY AVERAGE BALANCES
Total assets (1)	$30,376,207	$22,092,940	$22,017,501	$21,867,243	$21,557,707	$21,255,380	$21,219,632	$21,145,564
Investment securities	7,110,799	5,616,730	5,629,467	5,606,723	5,285,783	5,177,729	5,162,893	5,196,930
Loans and leases (PCI and non-PCI)	18,538,553	13,670,217	13,566,612	13,459,945	13,088,636	13,111,710	13,167,580	13,289,828
Interest-earning assets	28,064,279	20,351,369	20,304,777	20,139,131	19,787,236	19,428,949	19,332,679	19,180,308
Deposits	25,851,672	18,506,778	18,561,927	18,492,310	18,102,752	17,856,882	17,908,705	17,922,665
Long-term obligations	404,363	313,695	398,615	500,805	510,871	449,013	443,804	444,539
Interest-bearing liabilities	19,011,554	13,836,025	14,020,480	14,189,227	13,790,088	13,757,983	13,958,137	14,140,511
Shareholders’ equity (1)	$2,712,905	$2,150,119	$2,120,275	$2,089,457	$2,004,978	$1,948,124	$1,924,841	$1,872,866
Shares outstanding	12,010,405	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,985
SELECTED QUARTER-END BALANCES
Total assets (1)	$30,075,113	$21,937,665	$22,057,876	$22,149,897	$21,193,878	$21,506,348	$21,304,042	$21,346,433
Investment securities	7,172,435	5,648,701	5,538,859	5,677,019	5,388,610	5,162,598	5,186,106	5,280,907
Loans and leases:
PCI	1,186,498	996,280	1,109,933	1,270,818	1,029,426	1,188,281	1,443,336	1,621,327
Non-PCI	17,582,967	12,806,511	12,415,023	12,200,226	12,104,298	11,884,585	11,655,469	11,509,080
Deposits	25,678,577	18,406,941	18,556,758	18,763,545	17,874,066	18,063,319	18,018,015	18,064,921
Long-term obligations	351,320	313,768	314,529	440,300	510,769	510,963	443,313	444,252
Shareholders’ equity (1)	$2,687,594	$2,161,881	$2,144,181	$2,099,730	$2,071,462	$1,977,053	$1,934,550	$1,914,002
Shares outstanding	12,010,405	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized) (1)	0.82%	0.48%	0.49%	0.42%	0.50%	0.76%	0.83%	1.06%
Rate of return on average shareholders’ equity (annualized) (1)	9.20	4.89	5.05	4.36	5.35	8.30	9.11	11.99
Net yield on interest-earning assets (taxable equivalent)	3.09	3.26	3.29	3.26	3.55	3.67	3.74	4.35
Allowance for loan and lease losses to loans and leases:
PCI	1.82	2.59	2.64	3.54	5.20	5.01	5.30	5.95
Non-PCI	1.04	1.37	1.43	1.46	1.49	1.50	1.56	1.53
Nonperforming assets to total loans and leases and other real estate at period end:
PCI	9.84	7.96	8.93	7.91	7.02	7.05	8.62	8.46
Non-PCI	0.66	0.58	0.58	0.66	0.74	0.90	0.91	1.10
Tier 1 risk-based capital ratio (1)	13.61	14.23	14.58	14.53	14.89	15.01	14.88	14.69
Total risk-based capital ratio (1)	14.69	15.57	15.93	16.02	16.39	16.51	16.38	16.38
Leverage capital ratio (1)	8.91	9.77	9.69	9.63	9.80	9.82	9.67	9.51
Dividend payout ratio (1)	5.73	10.87	10.83	12.82	10.68	7.08	6.61	5.21
Average loans and leases to average deposits	71.71	73.87	73.09	72.79	72.30	73.43	73.53	74.15
(1) Amounts for 2014 and 2013 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.

Table 29
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2014			2013			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$18,538,553	$212,058	4.54%	$13,088,636	$178,623	5.41%	$68,226	$(34,791)	$33,435
Investment securities:
U. S. Treasury	2,683,820	5,405	0.80	413,061	302	0.29	3,116	1,987	5,103
Government agency	1,012,044	901	0.36	2,630,718	3,192	0.49	(1,709)	(582)	(2,291)
Mortgage-backed securities	3,411,011	13,122	1.54	2,219,755	7,142	1.28	4,175	1,805	5,980
Corporate bonds
State, county and municipal	621	12	7.73	187	4	8.49	9	(1)	8
Other	3,303	126	15.13	22,062	90	1.62	(396)	432	36
Total investment securities	7,110,799	19,566	1.10	5,285,783	10,730	0.81	5,195	3,641	8,836
Overnight investments	2,414,927	1,689	0.28	1,412,817	973	0.27	681	35	716
Total interest-earning assets	28,064,279	$233,313	3.30%	19,787,236	$190,326	3.81%	$74,102	$(31,115)	$42,987
Cash and due from banks	562,240			474,495
Premises and equipment	1,129,128			873,925
Receivable from FDIC for loss share agreements	45,980			107,073
Allowance for loan and lease losses	(198,915)			(233,066)
Other real estate owned	104,095			91,840
Other assets (1)	669,400			456,204
Total assets (1)	$30,376,207			$21,557,707

Liabilities
Interest-bearing deposits:
Checking with interest	$4,332,424	$379	0.03%	$2,379,384	$145	0.02%	$136	$98	$234
Savings	1,206,860	91	0.03	998,303	125	0.05	21	(55)	(34)
Money market accounts	8,332,418	1,721	0.08	6,351,952	2,004	0.13	583	(866)	(283)
Time deposits	3,649,803	4,062	0.44	2,952,193	4,987	0.67	982	(1,907)	(925)
Total interest-bearing deposits	17,521,505	6,253	0.14	12,681,832	7,261	0.23	1,722	(2,730)	(1,008)
Short-term borrowings	1,085,686	4,348	1.59	597,385	596	0.40	1,226	2,526	3,752
Long-term obligations	404,363	4,276	4.23	510,871	5,189	4.06	(1,106)	193	(913)
Total interest-bearing liabilities	19,011,554	$14,877	0.31%	13,790,088	$13,046	0.38%	$1,842	$(11)	$1,831
Demand deposits	8,330,167			5,420,920
Other liabilities	321,581			341,721
Shareholders' equity (1)	2,712,905			2,004,978
Total liabilities and shareholders' equity (1)	$30,376,207			$21,557,707
Interest rate spread			2.99%			3.43%
Net interest income and net yield
on interest-earning assets		$218,436	3.09%		$177,280	3.55%	$72,260	$(31,104)	$41,156
(1) Amounts for the 2013 period have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.2 percent for each period. The taxable-equivalent adjustment was $1,190 and $687 for 2014 and 2013, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

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

No changes in BancShares' internal control over financial reporting occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens BancShares, Inc. ("BancShares") is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. As permitted by guidance provided by the Staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2014 has excluded First Citizens Bank and Trust Company, Inc. (“FCB-SC”), which was acquired on October 1, 2014. FCB-SC constituted 8 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2014 and 28 percent of consolidated total assets as of December 31, 2014.

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares' management believes that, as of December 31, 2014, BancShares' internal control over financial reporting is effective based on those criteria.

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

BancShares' independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 67.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited First Citizens BancShares, Inc. and Subsidiaries’ (BancShares) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the BancShares’ internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded First Citizens Bank and Trust Company, Inc. (FCB-SC) from its assessment of internal control over financial reporting as of December 31, 2014, which was acquired on October 1, 2014 by BancShares. FCB-SC constituted 8 percent total consolidated revenue (interest income and noninterest income) for the year ended December 31, 2014 and 28 percent of total consolidated assets as of December 31, 2014. Our audit of internal control over financial reporting of BancShares also excluded FCB-SC from the scope of our audit of internal control over financial reporting.

In our opinion, First Citizens BancShares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (BancShares) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of BancShares’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancShares’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 25, 2015

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$604,182	$533,599
Overnight investments	1,724,919	859,324
Investment securities available for sale (cost of $7,163,574 at December 31, 2014 and $5,404,335 at December 31, 2013)	7,171,917	5,387,703
Investment securities held to maturity (fair value of $544 at December 31, 2014 and $974 at December 31, 2013)	518	907
Loans held for sale	63,696	47,271
Loans and leases	18,769,465	13,133,724
Less allowance for loan and lease losses	204,466	233,394
Net loans and leases	18,564,999	12,900,330
Premises and equipment	1,125,081	876,522
Other real estate owned:
Covered under loss share agreements	22,982	47,081
Not covered under loss share agreements	70,454	36,898
Income earned not collected	57,254	48,390
FDIC loss share receivable	28,701	93,397
Goodwill	139,773	102,625
Other intangible assets	106,610	1,263
Other assets (1)	394,027	258,568
Total assets (1)	$30,075,113	$21,193,878
Liabilities
Deposits:
Noninterest-bearing	$8,086,784	$5,241,817
Interest-bearing	17,591,793	12,632,249
Total deposits	25,678,577	17,874,066
Short-term borrowings	987,184	511,418
Long-term obligations	351,320	510,769
FDIC loss share payable	116,535	109,378
Other liabilities	253,903	116,785
Total liabilities	27,387,519	19,122,416
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 and 11,000,000 shares authorized; 11,005,220 and 8,586,058 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively)	11,005	8,586
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 and 1,032,883 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively)	1,005	1,033
Surplus	658,918	143,766
Retained earnings (1)	2,069,647	1,943,345
Accumulated other comprehensive loss	(52,981)	(25,268)
Total shareholders’ equity (1)	2,687,594	2,071,462
Total liabilities and shareholders’ equity	$30,075,113	$21,193,878
(1) Amounts for 2013 have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2014	2013	2012
Interest income
Loans and leases	$700,525	$757,197	$967,601
Investment securities:
U. S. Treasury	11,656	1,645	2,471
Government agency	7,410	12,265	15,688
Mortgage-backed securities	36,492	22,642	14,388
State, county and municipal	13	12	36
Other	640	320	2,914
Total investment securities interest and dividend income	56,211	36,884	35,497
Overnight investments	3,712	2,723	1,738
Total interest income	760,448	796,804	1,004,836
Interest expense
Deposits	24,786	34,495	57,568
Short-term borrowings	9,177	2,724	5,107
Long-term obligations	16,388	19,399	27,473
Total interest expense	50,351	56,618	90,148
Net interest income	710,097	740,186	914,688
Provision (credit) for loan and lease losses	640	(32,255)	142,885
Net interest income after provision (credit) for loan and lease losses	709,457	772,441	771,803
Noninterest income
Cardholder services	56,820	48,360	45,174
Merchant services	64,075	56,024	50,298
Service charges on deposit accounts	69,100	60,661	61,564
Wealth management services	66,115	59,628	57,236
Fees from processing services	17,989	22,821	34,816
Securities gains	29,096	—	2,277
Other service charges and fees	17,760	15,696	14,239
Mortgage income	5,828	11,065	8,072
Insurance commissions	11,129	10,694	9,974
ATM income	5,388	5,026	5,279
Adjustments to FDIC receivable	(32,151)	(72,342)	(101,594)
Other (1)	29,277	49,749	4,919
Total noninterest income	340,426	267,382	192,254
Noninterest expense
Salaries and wages	349,279	308,936	307,036
Employee benefits	79,898	90,479	78,861
Occupancy expense	86,775	75,713	74,798
Equipment expense	79,084	75,538	74,822
FDIC insurance expense	12,979	10,175	10,656
Foreclosure-related expenses	17,368	17,134	40,654
Merger-related expenses	13,064	391	791
Other	207,842	193,014	179,315
Total noninterest expense	846,289	771,380	766,933
Income before income taxes	203,594	268,443	197,124
Income taxes (1)	65,032	101,574	64,729
Net income (1)	$138,562	$166,869	$132,395
Per share information
Net income per share (1)	$13.56	$17.35	$12.92
Dividends declared per share	1.20	1.20	1.20
Average shares outstanding	10,221,721	9,618,952	10,244,472
(1) Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2014	2013	2012
(Dollars in thousands)
Net income (1)	$138,562	$166,869	$132,395

Other comprehensive (loss) income
Change in unrealized gains and losses on securities:
Change in unrealized securities gains (losses) arising during period	(4,121)	(50,441)	9,566
Tax effect	1,438	19,833	(3,759)
Reclassification adjustment for gains included in income before income taxes	29,096	—	(2,322)
Tax effect	(11,224)	—	917
Total change in unrealized gains (losses) on securities, net of tax	15,189	(30,608)	4,402

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	2,883	3,178	316
Tax effect	(1,113)	(1,320)	(125)
Total change in unrecognized loss on cash flow hedges, net of tax	1,770	1,858	191

Change in pension obligation:
Change in pension obligation	(78,472)	123,557	(44,315)
Tax effect	30,526	(48,475)	17,354
Reclassification adjustment for gains included in income before income taxes	5,358	17,195	11,236
Tax effect	(2,084)	(6,689)	(4,400)
Total change in pension obligation, net of tax	(44,672)	85,588	(20,125)

Other comprehensive (loss) income	(27,713)	56,838	(15,532)

Total comprehensive income	$110,849	$223,707	$116,863
(1) Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments for qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings (1)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (1)
(Dollars in thousands, except share data)
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128
Cumulative effect of accounting change (1)	—	—	—	(2,430)	—	(2,430)
Net income	—	—	—	132,395	—	132,395
Other comprehensive loss, net of tax	—	—	—	—	(15,532)	(15,532)
Repurchase of 56,276 shares of Class A common stock	(56)	—	—	(9,075)	—	(9,131)
Repurchase of 606,929 shares of Class B common stock	—	(607)	—	(93,886)	—	(94,493)
Cash dividends ($1.20 per share)	—	—	—	(12,313)	—	(12,313)
Balance at December 31, 2012	8,588	1,033	143,766	1,788,343	(82,106)	1,859,624
Net income	—	—	—	166,869	—	166,869
Other comprehensive loss, net of tax	—	—	—	—	56,838	56,838
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($1.20 per share)	—	—	—	(11,548)	—	(11,548)
Balance at December 31, 2013	8,586	1,033	143,766	1,943,345	(25,268)	2,071,462
Net income	—	—	—	138,562	—	138,562
Other comprehensive income, net of tax	—	—	—	—	(27,713)	(27,713)
Issuance of common stock in connection with the Bancorporation merger, net of issuance costs of $619	2,587	18	561,023	—	—	563,628
Repurchase and retirement of 167,600 shares of Class A common stock	(168)	—	(36,140)	—	—	(36,308)
Repurchase and retirement of 45,900 shares of Class B common stock	—	(46)	(9,731)	—	—	(9,777)
Cash dividends ($1.20 per share)	—	—	—	(12,260)	—	(12,260)
Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
(1) Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments for qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(Dollars in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (1)	$138,562	$166,869	$132,395
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan and lease losses	640	(32,255)	142,885
Deferred tax (benefit) expense (1)	(33,339)	47,646	(34,422)
Change in current taxes payable	72,274	(79,173)	29,095
Depreciation	75,481	70,841	68,941
Change in accrued interest payable	1,457	(2,616)	(14,366)
Change in income earned not collected	6,402	(724)	(5,450)
Gain on sale of processing services, net	—	(4,085)	—
Securities gains	(29,096)	—	(2,277)
Origination of loans held for sale	(377,993)	(393,908)	(575,705)
Proceeds from sale of loans held for sale	398,719	443,708	589,376
Gain on sale of loans	(4,971)	(10,738)	(7,465)
Net writedowns/losses on other real estate	14,275	6,686	36,229
Gain on elimination of acquired debt	(1,988)	—	—
Net amortization of premiums and discounts (1)	(48,374)	(112,759)	(156,796)
Amortization of intangible assets	6,955	2,309	3,476
FDIC receivable for loss share agreements	27,666	71,771	(7,181)
FDIC payable for loss share agreements	6,933	7,821	101,557
Net change in other assets (1)	(72,680)	100,437	(21,414)
Net change in other liabilities	1,319	49,177	(77,590)
Net cash provided by operating activities	182,242	331,007	201,288
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans outstanding	(814,372)	323,436	627,806
Purchases of investment securities available for sale	(2,518,680)	(2,671,420)	(5,169,641)
Proceeds from maturities/calls of investment securities held to maturity	389	435	480
Proceeds from maturities/calls of investment securities available for sale	2,482,722	2,437,851	3,986,370
Proceeds from sales of investment securities available for sale	422,652	—	7,900
Net change in overnight investments	221,730	(416,144)	(8,205)
Cash received from (paid to) the FDIC for loss share agreements	(1,286)	19,373	251,972
Proceeds from sale of other real estate	89,485	147,550	147,858
Additions to premises and equipment	(82,708)	(66,037)	(88,883)
Business acquisitions, net of cash acquired	182,370	—	—
Net cash used by investing activities	(17,698)	(224,956)	(244,343)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	(499,869)	(699,005)	(1,049,761)
Net change in demand and other interest-bearing deposits	497,692	487,046	1,558,512
Net change in short-term borrowings	(25,321)	(57,087)	(101,717)
Repayment of long-term obligations	(54,301)	(4,152)	(196,338)
Origination of long-term obligations	—	70,000	310
Stock issuance costs	(619)	—	—
Repurchase of common stock	—	(321)	(103,624)
Cash dividends paid	(11,543)	(8,663)	(15,398)
Net cash provided (used) by financing activities	(93,961)	(212,182)	91,984
Change in cash and due from banks	70,583	(106,131)	48,929
Cash and due from banks at beginning of period	533,599	639,730	590,801
Cash and due from banks at end of period	$604,182	$533,599	$639,730
CASH PAYMENTS FOR:
Interest	$48,894	$59,234	$104,514
Income taxes	127,970	102,890	66,453
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	65,956	92,125	140,645
Dividends declared but not paid	3,603	2,885	—
Reclassification of reserve for unfunded commitments to allowance for loan and lease losses	—	7,368	—
Repurchase and retirement of common stock	(46,085)	—	—
Issuance of common stock associated with Bancorporation merger	564,248	—	—
(1) Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments for qualified affordable housing projects.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE A
ACCOUNTING POLICIES AND BASIS OF PRESENTATION

General

First Citizens BancShares, Inc. ("BancShares") is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company ("FCB"), which is headquartered in Raleigh, North Carolina. For the period October 1, 2014 through December 31, 2014, Bancshares maintained two banking subsidiaries. On January 1, 2015, First Citizens Bank and Trust Company, Inc. ("FCB-SC") merged with and into FCB. As of January 1, 2015, FCB remains as the single banking subsidiary of BancShares.

On January 1, 2014, FCB completed the merger of 1st Financial Services Corporation ("1st Financial"). The 1st Financial merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities, and identifiable intangible assets were recorded at their acquisition date estimated fair values. See Note B for additional information regarding the 1st Financial merger.

On October 1, 2014, BancShares completed the merger of First Citizens Bancorporation, Inc. ("Bancorporation") with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. FCB-SC merged with and into FCB on January 1, 2015. Under the terms of the Merger Agreement, each share of Bancorporation common stock was converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elected for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. The Bancorporation merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. See Note B for additional information regarding the Bancorporation merger.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of BancShares' more significant accounting policies.
Nature of Operations

FCB and FCB-SC operate 572 branches in North Carolina, South Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida, Washington, DC, Georgia, Texas, Arizona, New Mexico, Colorado, Oregon, Missouri, Oklahoma and Kansas. FCB and FCB-SC provide full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services provided include transaction and savings deposit accounts, commercial and consumer loans, trust and asset management. Investment services, including sales of annuities and third party mutual funds are offered through First Citizens Investor Services, Inc. and First Citizens Securities Corporation, and title insurance is offered through Neuse Financial Services, Inc.
Principles of Consolidation and Segment Reporting
The consolidated financial statements of BancShares include the accounts of BancShares and those subsidiaries that are majority owned by BancShares and over which BancShares exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise. BancShares operates with centralized management and combined reporting, thus BancShares operates as one consolidated reportable segment.
FCB and FCB-SC have investments in certain partnerships and limited liability entities primarily for the purposes of fulfilling Community Reinvestment Act requirements and/or obtaining tax credits. The entities have been evaluated and determined to be variable interest entities ("VIEs"). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidation of a VIE is considered appropriate if a reporting entity holds a controlling financial interest in the VIE. Analysis of these investments concluded that FCB and FCB-SC are not the primary beneficiary and do not hold a controlling interest in the VIEs and, therefore, the assets and liabilities of these entities are not consolidated into the financial statements of FCB, FCB-SC or BancShares. The recorded investment in these entities is reported within other assets in BancShares' Consolidated Balance Sheets.

Reclassifications

Prior period financial statements reflect the retrospective application of Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects which was adopted as of January 1, 2012 and did not have a material impact on our consolidated financial condition or results of operations.

In certain instances other than the retrospective adoption of ASU 2014-01, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position, the consolidated results of its operations or related disclosures. Material estimates that are particularly susceptible to significant change include:

•	Allowance for loan and lease losses

•	Fair value of financial instruments, including acquired assets and assumed liabilities

•	Pension plan assumptions

•	Cash flow estimates on purchased credit-impaired ("PCI") loans

•	Receivable from and payable to the FDIC for loss share agreements

•	Income tax assets, liabilities and expense

Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting as required by Accounting Standards Codification ("ASC") 805, Business Combinations. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. Cash and cash equivalents have maturities of three months or less.

Investment Securities
BancShares classifies marketable investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method. At December 31, 2014 and 2013, BancShares had no investment securities held for trading purposes.
Debt securities are classified as held to maturity where BancShares has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment securities that may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements or unforeseen changes in market conditions, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of deferred income taxes, in the shareholders' equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification on a trade date basis and are included in noninterest income.
BancShares evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment ("OTTI") in accordance with ASC 320-10, Investments - Debt and Equity Securities, at least quarterly. BancShares considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BancShares' intent to sell, and whether it is more likely than not that it would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income in situations where BancShares does not intend to sell the security, and it is more likely than not that BancShares will not be required to sell the security prior to recovery.

Nonmarketable Securities - FHLB Stock and TARP Stock
Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. This stock is restricted in that it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges.

Investments in preferred stock that had initially been issued under the U.S. Treasury's Troubled Asset Recovery Program ("TARP") and were purchased in the auction process initiated when the U.S. Treasury decided to liquidate its investments are carried at cost, less any applicable impairment charges, because the securities are not traded and an active market does not exist. Nonmarketable securities are periodically evaluated for impairment. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the recorded investment. Investments in FHLB stock and TARP stock are recorded within other assets in BancShares’ Consolidated Balance Sheets.

Loans Held For Sale
BancShares has elected to apply the fair value option for new originations of prime residential mortgage loans to be sold at fair value. BancShares elected the fair value option in 2014 and accounts for the forward commitments used to economically hedge the loans held for sale at fair value. Gains and losses on sales of mortgage loans are recognized in the Consolidated Statements of Income in mortgage income. Origination fees collected are deferred and recorded in mortgage income in the period the corresponding loan is sold.

Loans and Leases
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired ("PCI") or non-PCI.
Non-Purchased Credit Impaired ("Non-PCI") Loans and Leases
Loans and leases for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs on non-PCI loans. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs are amortized to interest income over the contractual lives using methods that approximate a constant yield. Net deferred fees on non-PCI loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $20.8 million and $22.9 million at December 31, 2014 and 2013, respectively.
Non-PCI loans include originated commercial, originated noncommercial, purchased non-impaired loans and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount at least in part due to credit quality at the time of acquisition. The difference between fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using a method that approximates the interest method.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased Credit Impaired ("PCI") Loans and Leases
PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk.
PCI loans and leases are evaluated at acquisition and where a discount is required at least in part due to credit, the loans are accounted for under the guidance in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased impaired loans and leases reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction to the carrying amount of PCI loans and leases. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using the effective yield method.
Over the life of PCI loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using the effective interest rates has decreased and if so, recognizes provision for loan and lease losses in its Consolidated Statements of Income. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first through a reversal of previously recognized through provision expense, and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
Accretion income is recognized on all non-pooled PCI loans and leases except for situations when the timing and amount of future cash flows cannot be determined. PCI loans and leases with uncertain future cash flows are accounted for under the cost recovery method and those loans and leases are generally reported as nonaccrual.
For PCI loans and leases where the cash flow analysis was initially performed at the loan pool level, the amount of accretable yield and nonaccretable difference is determined at the pool level. Each loan pool is made up of assets with similar characteristics at the date of acquisition including loan type, collateral type and performance status. All loan pools that have accretable yield to be recognized in interest income are classified as accruing regardless of the status of individual loans within the pool.
Impaired Loans, Troubled Debt Restructurings (TDR) and Nonperforming Assets

Management will deem non-PCI loans and leases to be impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Generally, management considers the following loans to be impaired: all TDR loans, commercial and consumer relationships which are nonaccrual or 90+ days past due and greater than $500,000 as well as any other loan management deems impaired. When the ultimate collectability of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied first to all previously charged off principal until fully collected, then to interest income, to the extent that any interest has been foregone.
A loan is considered a TDR when both of the following occur: (1) a modification to a borrower's debt agreement is made and (2) a concession that is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be granted. TDRs are undertaken in order to improve the likelihood of collection on the loan and may result in a stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures or, in certain limited circumstances, forgiveness of principal or interest. Modifications of PCI loans that are part of a pool accounted for as a single asset are not designated as TDRs. Modifications of non-pooled PCI loans are designated as TDRs in the same manner as non-PCI loans. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged off, BancShares typically classifies the remaining balance as nonaccrual.
In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's current capacity to pay, which may include a review of the borrower's current financial statements, an analysis of cash flow documenting the borrower's capacity to pay all debt obligations and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower's current willingness to pay, which may include a review of past payment history, an evaluation of the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrower's willingness to provide information on a timely basis and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.
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
BancShares classifies all non-PCI loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. Generally, commercial loans are placed on nonaccrual status when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectible, whichever occurs first. Once a loan is placed on nonaccrual status it is evaluated for impairment and a charge-off is recorded in the amount of the impairment. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines.
Generally, when loans and leases are placed on nonaccrual status all previously uncollected accrued interest is reversed from interest income. All payments received thereafter are applied as a reduction of the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.
Other Real Estate Owned ("OREO") acquired as a result of foreclosure is carried at net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over fair value at the time of foreclosure is charged to the allowance for loan and lease losses. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest and acquisition costs associated with the loan.
OREO is subject to periodic revaluations of the underlying collateral, at least annually. The periodic revaluations are generally based on the appraised value of the property and may include additional adjustments based upon management's review of the valuation and specific knowledge of the OREO. Routine maintenance costs, subsequent declines in market value and net losses on disposal are included in foreclosed property expense. Gains and losses resulting from the sale or write down of OREO and income and expenses related to its operation are recorded in other noninterest expense.
OREO covered by loss share agreements with the FDIC ("covered OREO") is reported exclusive of expected reimbursement of cash flows from the FDIC at net realizable value. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction in covered OREO, a charge to foreclosure related expenses and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as an adjustment to FDIC receivable. Covered OREO is discussed in more detail below.
Covered Assets and Receivable from FDIC for Loss Share Agreements
Assets subject to loss share agreements with the FDIC include certain loans and OREO. These loss share agreements afford BancShares significant protection as they cover realized losses on certain loans and other assets purchased from the FDIC during the time period specified in the agreements. Realized losses covered include loan contractual balances, accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired and certain direct costs, less cash or other consideration received by BancShares.
The FDIC receivable is recorded at fair value at the acquisition date of the indemnified assets and is measured on the same basis as the underlying loans, subject to collectability and/or contractual limitations. The fair value of the loss share agreements on the acquisition date reflects the discounted reimbursements expected to be received from the FDIC, using an appropriate discount rate, which is based on the market rate for a similar term security at the time of the acquisition adjusted for additional risk premium.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loss share agreements continue to be valued on the same basis as the related indemnified assets. Because the PCI loans are subject to the accounting prescribed by ASC 310-30, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans, which is immediately recorded as an adjustment to the allowance for loan and lease losses, would immediately increase the FDIC receivable, with the offset recorded through the Consolidated Statements of Income in other noninterest income. Improvements in the credit quality or cash flows of loans, which is reflected as an adjustment to yield and accreted into income over the remaining life of the loans, decrease the FDIC receivable, with such decrease being amortized into income over (1) the same period as the underlying loans or (2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Discounts and premiums reflecting the estimated timing of expected reimbursements are accreted into income over the life of the loss share agreements.
Collection and other servicing costs related to loans covered under FDIC loss share agreements are charged to noninterest expense as incurred. A receivable from the FDIC is recorded for the estimated amount of such expenses that are expected to be reimbursed and results in an increase to noninterest income. The estimated amount of such reimbursements is determined by several factors including the existence of loan participation agreements with other financial institutions, the presence of partial guarantees from the Small Business Administration and whether a reimbursable loss has been recorded on the loan for which collection and servicing costs have been incurred. Future adjustments to the receivable from the FDIC may be necessary as additional information becomes available related to the amount of previously recorded collection and other servicing costs that will actually be reimbursed by the FDIC and the probable timing of such reimbursements.
Payable to the FDIC for Loss Share Agreements

The purchase and assumption agreements for certain FDIC-assisted transactions include contingent payments that may be owed to the FDIC at the termination of the loss share agreements. The contingent payment is due to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The contingent liability is calculated by discounting estimated future payments and is reported in the Consolidated Balance Sheets as an FDIC loss share payable. The ultimate settlement amount of the contingent payment is dependent upon the performance of the underlying covered loans, the passage of time and actual claims submitted to the FDIC.

Allowance for Loan and Lease Losses ("ALLL")
The ALLL represents management's best estimate of probable credit losses within the loan and lease portfolio at the balance sheet date. Management determines the ALLL based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amount and timing of cash flows expected to be received on PCI loans. Those estimates are susceptible to significant change. Adjustments to the ALLL are recorded with a corresponding entry to provision for loan and lease losses. Loan and lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are generally credited to the ALLL.
Accounting standards require the presentation of certain information at the portfolio segment level, which represents the level at which the company has developed and documents a systematic methodology to determine its ALLL. BancShares evaluates its loan and lease portfolio using three portfolio segments; non-PCI commercial, non-PCI noncommercial and PCI. The non-PCI commercial segment includes commercial construction and land development, commercial mortgage, commercial and industrial, lease financing and other commercial real estate loans and the related ALLL is calculated based on a risk-based approach as reflected in credit risk grades assigned to individual loans. The non-PCI noncommercial segment includes noncommercial construction and land development, residential mortgage, revolving mortgage and consumer loans and the associated ALLL is determined using a delinquency-based approach.
BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of unimpaired loans and specific allocations for significant individual impaired loans for non-PCI loans. The general allowance is based on net historical loan loss experience for homogeneous groups of loans based mostly on loan type then aggregated on the basis of similar risk characteristics and performance trends. This allowance estimate contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The methodology also considers the remaining discounts recognized upon acquisition associated with purchase non-impaired loans in estimating a general allowance. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.
A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history of the various classes. Loan loss factors based on historical experience may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio at the balance sheet date. For non-PCI commercial

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loans and leases, management incorporates historical net loss data to develop the applicable loan loss factors by utilizing information that considers the class of the commercial loan and associated risk rating. For the non-PCI noncommercial segment, management incorporates specific loan class and delinquency status trends into the loan loss factors. Loan loss factors may be adjusted quarterly based on changes in the level of historical net charge-offs and updates by management, such as the number of periods included in the calculation of loss factors, loss severity and portfolio attrition.
The qualitative framework used in estimating the general allowance considers economic conditions, composition of the loan portfolio, trends in delinquent and nonperforming loans, historical loss experience by categories of loans, concentrations of credit, changes in lending policies and underwriting standards, regulatory exam results and other factors indicative of inherent losses remaining in the portfolio. Management may adjust the ALLL calculated based on historical loan loss factors when assessing changes in the factors in the qualitative framework. The adjustments to the ALLL for the qualitative framework are based on economic data, data analysis of portfolio trends and management judgment. These adjustments are specific to the loan class level.
The ALLL for PCI loans is estimated based on the expected cash flows approach. Over the life of PCI loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using their effective interest rates has decreased and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.

Prior to the second quarter of 2013, a portion of the allowance for loan and lease losses was not allocated to any specific class of loans. This nonspecific portion reflected management's best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall ALLL. During the second quarter of 2013, BancShares implemented enhancements to the process to estimate the ALLL and the reserve for unfunded commitments, described below. Through detailed analysis of historical loss data, the process enhancements enabled allocation of the previously unallocated "nonspecific" ALLL and a portion of the reserve for unfunded loan commitments to specific loan classes. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. Other than the modifications described above, the enhancements to the methodology did not have a material impact on the ALLL.
Specific allocations are made for larger, individual impaired loans. All impaired loans are reviewed for potential impairment on a quarterly basis. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated fair value. The fair value of impaired loans is based on the present value of expected cash flows, market prices of the loans, if available, or the value of the underlying collateral. Expected cash flows are discounted at the loans' effective interest rates.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2014.
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
Non-PCI Commercial Loans and Leases
Each originated commercial loan or lease is centrally underwritten based primarily upon the customer's ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower's business, including the experience and background of the principals, is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant majority of relationships in the non-PCI commercial segment are assigned credit risk grades based upon an assessment of conditions that affect the borrower's ability to meet contractual obligations under the loan agreement. This process includes reviewing the borrowers' financial information, payment history, credit documentation, public information and other information specific to each borrower. Credit risk grades are reviewed annually, or at any point management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Our credit risk grading standards are described in Note D.
The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge offs are recorded for the difference between the loan amount and the estimated fair value for originated loans. Specific valuation allowances for purchased non-impaired loans are established or partial charge offs are recorded for the difference between the loan amount and the estimated fair value with consideration for the remaining discounts recognized upon acquisition. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the expected holding period, are used to calculate an anticipated fair value.
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
In addition to these common risks for the majority of the non-PCI commercial segment, additional risks are inherent in certain classes of non-PCI commercial loans and leases.
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
Non-PCI Noncommercial Loans and Leases
Each originated noncommercial loan is centrally underwritten using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currently in use and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated.
The ALLL for the non-PCI noncommercial segment is primarily calculated on a pooled basis using a delinquency-based approach. Estimates of incurred losses are based on historical loss experience and the migration of receivables through the various delinquency pools applied to the current risk mix. These estimates may be adjusted through a qualitative assessment to reflect current economic conditions, portfolio trends and other factors. The remaining portion of the ALLL related to the non-PCI noncommercial segment results from loans that are deemed impaired. The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the loan amount and the estimated fair value for originated non-PCI loans. Specific valuation allowances for purchased non-impaired loans are established or partial charge offs are recorded for the difference between the loan amount and the estimated fair value with consideration for the remaining discounts recognized upon acquisition. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the expected holding period, are used to calculate an anticipated fair value.
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
PCI Loans
The risks associated with PCI loans are generally consistent with the risks identified for commercial and noncommercial non-PCI loans and the classes of loans within those segments. However, these loans were underwritten by other institutions, often with weaker lending standards. Additionally, in some cases, collateral for PCI loans is located in regions that have experienced profound erosion of real estate values. Therefore, there exists a significant risk that PCI loans are not adequately supported by borrower cash flow or the values of underlying collateral.
The ALLL for PCI loans is estimated based on the expected cash flows approach. Over the life of PCI loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using their effective interest rates has decreased and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
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

Premises and Equipment

Premises, equipment and capital leases are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using the straight-line method and are expensed over the estimated useful lives of the assets, which range from 25 to 40 years for premises and three to 10 years for furniture, software and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other noninterest expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred. Obligations under capital leases are amortized over the life of the lease using the effective interest method to allocate payments between principal and interest. Rent expense and rental income on operating leases are recorded using the straight-line method over the appropriate lease terms.

Goodwill and Other Intangible Assets
BancShares accounts for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer's balance sheet as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets that are separately identifiable assets, such as core deposit intangibles, resulting from acquisitions are amortized on an accelerated basis over an estimated useful life and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.
Goodwill is not amortized, but is evaluated at least annually for impairment or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. Examples of such events or circumstances include deterioration of general economic conditions, limitations on accessing capital, other equity and credit market developments, adverse change(s) in the environment in which BancShares operates, regulatory or political developments and changes in management, key personnel, strategy or customers. The evaluation of goodwill is based on a variety of factors, including common stock trading multiples and data from comparable acquisitions. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. In accordance with ASC 350, Intangibles - Goodwill and Other, the fair value for the reporting unit is computed using various methods including market capitalization, price-earnings multiples, price-to-tangible book and market premium.

To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, which would require the second step of impairment testing to be performed. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Annual impairment tests are conducted as of July 31 each year. Based on the July 31, 2014, impairment test, management concluded there was no indication of goodwill impairment. In addition to the annual testing requirement, impairment tests are performed if various other events occur that may trigger a decline in value including significant adverse changes in the business climate, considering various qualitative and quantitative factors to determine whether impairment exists. There were no such events subsequent to the annual impairment test performed during 2014.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets with estimable lives are amortized over their estimated useful lives, which are periodically reviewed for reasonableness. Identifiable intangible assets represent the estimated value of the core deposits acquired and certain customer relationships.

Mortgage servicing rights ("MSRs") are recognized separately when they are acquired through sales of loans originated. When mortgage loans are sold, servicing rights are initially recorded at fair value and gains on sale of loans are recorded within mortgage income in the Consolidated Statements of Income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized against mortgage income in non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans with the offset being a reduction in the cost basis of the servicing asset. MSRs are evaluated for impairment quarterly based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics and is recorded as a reduction of mortgage income in the Consolidated Statements of Income. If BancShares later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation reserve may be recorded as an increase to mortgage income in the Consolidated Statements of Income, but only to the extent of previous impairment recognized.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements generally have maturities of one day and are reflected as short-term borrowings on the Consolidated Balance Sheets and are recorded based on the amount of cash received in connection with the borrowing.
At December 31, 2014 and 2013, BancShares had $294.4 million and $97.0 million of securities sold under repurchase agreements, respectively.

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

Income Taxes

Deferred income taxes are reported when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in BancShares' income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares selectively uses interest rate swaps for interest rate risk management purposes. During 2011, BancShares entered into an interest rate swap that qualifies as a cash flow hedge under GAAP. This interest rate swap converts variable-rate exposure on outstanding debt to a fixed rate. The derivative is valued each quarter and changes in the fair value are recorded on the Consolidated Balance Sheets with an offset to other comprehensive income for the effective portion and an offset to the Consolidated Statements of Income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. BancShares’ interest rate swap has been fully effective since inception; therefore, changes in the fair value of the interest rate swap have had no impact on net income. There are no speculative derivative financial instruments in any period presented.

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

Defined Benefit Pension Plan
BancShares maintains noncontributory defined benefit pension plans to certain qualifying employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. Refer to Note M in the Consolidated Financial Statements for disclosures related to BancShares' defined benefit pension plans.

Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-17, Business Combinations (Topic 805): Pushdown Accounting
The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity.
BancShares adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. After the effective date, an acquired entity can make an election to apply to guidance to future change in control events or to its most recent change in control event. However, if the financial statements for the period in which the most recent change in control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption did not have an impact on our Consolidated Financial Statements.
FASB ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects
This ASU permits an accounting policy election to account for investments in qualified affordable housing projects (LIHTC) using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with ASC 970-323.
The decision to apply the proportional amortization method of accounting will be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments.
BancShares early adopted the guidance effective in the fourth quarter of 2014. Previously, LIHTC investments were accounted for under the cost or equity method, and the amortization was recorded as a reduction to other noninterest income, with the tax credits and other benefits received recorded as a component of the provision for income taxes. BancShares believes the proportional amortization method better represents the economics of LIHTC investments and provides users with a better understanding of the returns from such investments than the cost or equity method. LIHTC investments were $57.1 million and $63.6 million for 2014 and 2013, respectively, included in "other assets" on the Consolidated Balance Sheets.
The cumulative effect of the retrospective application of the change in amortization method was a $2.4 million decrease to both "other assets" and "retained earnings" on the Consolidated Balance Sheets as of January 1, 2012. Under the new amortization method of accounting, amortization expense is recognized in income tax expense in the Consolidated Statements of Income and is offset by the tax effect of tax losses and tax credits received from the investments. This change resulted in a reclassification of expense previously recorded as a reduction in other noninterest income to income tax expense along with additional amortization recognized under the new method of accounting in the Consolidated Statements of Income. An additional change resulting from the new amortization method of accounting was that a deferred tax asset or liability no longer exists as a result of these investments, thus in the retrospective application of the new method, the removal of the deferred tax asset previously reported as well as the additional amortization of the investments, both recorded in other assets, reflected in the Consolidated Balance Sheets were removed. We do not believe the impact of this change in accounting principle is material.
FASB ASU 2013-11, Income Taxes (Topic 740)
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
FASB ASU 2013-04, Liabilities
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
Recently Issued Accounting Pronouncements
FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
This ASU requires a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amendments in this ASU are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2015.
FASB ASU 2014-11, Transfers and Servicing (Topic 860)
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
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements.
The guidance in this ASU is effective for fiscal periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2017 using one of two retrospective application methods.
FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)
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
NOTE B
BUSINESS COMBINATIONS

Bancorporation Merger
On October 1, 2014, BancShares completed the merger of Bancorporation with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. FCB-SC merged with and into FCB on January 1, 2015.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the Merger Agreement, each share of Bancorporation common stock was converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elected for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. BancShares issued 2,586,762 Class A common shares at a fair value of $560.4 million and 18,202 Class B common shares at a fair value of $3.9 million to Bancorporation shareholders. Also, cash paid to Bancorporation shareholders was $30.4 million. At the time of the merger, BancShares owned 32,042 shares of common stock in Bancorporation with an approximate fair value of $29.6 million. The fair value of common stock owned by BancShares in Bancorporation is considered part of the purchase price, and the shares ceased to exist after completion of the merger. A gain of $29,129 was recognized on these shares as a result and is included in securities gain on the Consolidated Statement of Income.

In connection with the Bancorporation merger, BancShares completed an analysis of the control ownership of BancShares and Bancorporation and determined that common control did not exist.

The merger between BancShares and Bancorporation creates a more diversified financial institution that is better equipped to respond to economic and industry developments. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

The Bancorporation merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)
Purchase Price
Value of shares of BancShares Class A common stock issued to Bancorporation shareholders		$560,370
Value of shares of BancShares Class B common stock issued to Bancorporation shareholders		3,877
Cash paid to Bancorporation shareholders		30,394
Fair value of Bancorporation shares owned by BancShares		29,551
Total purchase price		624,192

Assets
Cash and due from banks	$194,570
Overnight investments	1,087,325
Investment securities available for sale	2,011,263
Loans held for sale	30,997
Loans and leases	4,491,067
Premises and equipment	238,646
Other real estate owned	35,344
Income earned not collected	15,266
FDIC loss share receivable	5,106
Other intangible assets	109,416
Other assets	56,367
Total assets acquired	8,275,367
Liabilities
Deposits	7,174,817
Short-term borrowings	295,681
Long-term obligations	124,852
FDIC loss share payable	224
Other liabilities	59,834
Total liabilities assumed	$7,655,408
Fair value of net assets acquired		619,959
Goodwill recorded for Bancorporation		$4,233

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.

The operating results of BancShares for the year ended December 31, 2014 include the results from the operations acquired in the Bancorporation transaction since October 1, 2014. Bancorporation's operations contributed approximately $92.8 million in total revenue (interest income plus noninterest income) and an estimated $12.7 million in net income for the period from the acquisition date.

Merger-related expenses of $8.0 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2014.
Based on such factors as past due status, nonaccrual status and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).
The following unaudited pro forma financial information reflects the consolidated results of operations of BancShares. These results combine the historical results of Bancorporation in the BancShares' Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013. The unaudited pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the the future results of operations of BancShares.

	Year ended December 31
(Dollars in thousands, unaudited)	2014	2013
Total revenue (interest income plus noninterest income)	$1,336,340	$1,412,226
Net income (loss)	$(13,171)	$210,529
The merger transaction between BancShares and Bancorporation constituted a triggering event for which Bancorporation undertook a goodwill impairment assessment. Based on the analysis performed, Bancorporation determined that its fair value did not support the goodwill recorded; therefore, Bancorporation recorded a $166.8 million goodwill impairment charge to write-off a portion of goodwill prior to the October 1, 2014 effective date of the merger. This goodwill impairment is included in the pro forma financial results for the year ended December 31, 2014.

1st Financial Merger
On January 1, 2014, FCB completed its merger with 1st Financial of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company (Mountain 1st). The merger allowed FCB to expand its presence in Western North Carolina. Mountain 1st had twelve branches located in Asheville, Brevard, Columbus, Etowah, Fletcher, Forest City, Hendersonville, Hickory, Marion, Shelby and Waynesville. FCB requested and received approval from the North Carolina Commissioner of Banks and the FDIC to close seven Mountain 1st branches due to their proximity to legacy FCB branches. The branches in Asheville, Brevard, Fletcher, Forest City, Hendersonville, Hickory and Marion were closed in May 2014. All customer relationships assigned to those branches were transferred to the nearest FCB branch.

FCB paid $10.0 million to acquire 1st Financial, including payments of $8.0 million to the U.S. Treasury to acquire and subsequently retire 1st Financial's TARP obligation and $2.0 million paid to the shareholders of 1st Financial. As a result of the merger, FCB recorded $32.9 million in goodwill and $3.8 million in core deposit intangibles.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)
Purchase Price
Cash paid to shareholders		$2,000
Cash paid to acquire and retire TARP securities		8,000
Total purchase price		10,000

Assets
Cash and due from banks	$28,194
Investment securities available for sale	237,438
Loans held for sale	1,183
Restricted equity securities	3,776
Loans	307,927
Premises and equipment	2,686
Other real estate owned	11,591
Other intangible assets	3,780
Other assets	16,346
Total assets acquired	612,921
Liabilities
Deposits	631,871
Short-term borrowings	406
Other liabilities	3,559
Total liabilities assumed	$635,836
Fair value of net liabilities assumed		22,915
Goodwill recorded for 1st Financial		$32,915

The estimated fair values presented in the table above reflect additional information that was obtained during the year ended December 31, 2014, which resulted in changes to the initial fair value estimate of loans as of the acquisition date. After considering this additional information, the estimated fair value of loans decreased $8.4 million. The revised fair value estimate resulted in an increase to goodwill of $8.4 million to $32.9 million. Goodwill recorded for 1st Financial represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. The 1st Financial transaction is a taxable asset acquisition, and goodwill resulting from the transaction is deductible for income tax purposes.

Merger costs related to the 1st Financial transaction were $5.0 million for the year ended December 31, 2014. Loan related interest income generated from 1st Financial was approximately $15.2 million for the year ended December 31, 2014.

All loans resulting from the 1st Financial transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C
INVESTMENTS

The amortized cost and fair value of investment securities classified as available for sale and held to maturity at December 31, 2014 and 2013, were as follows:

	December 31, 2014
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$2,626,900	$2,922	$152	$2,629,670
Government agency	908,362	702	247	908,817
Mortgage-backed securities	3,628,187	16,964	11,847	3,633,304
Municipal securities	125	1	—	126
Total investment securities available for sale	$7,163,574	$20,589	$12,246	$7,171,917

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$373,223	$259	$45	$373,437
Government agency	2,543,223	1,798	792	2,544,229
Mortgage-backed securities	2,486,297	4,526	43,950	2,446,873
Equity securities	543	21,604	—	22,147
Municipal securities	186	1	—	187
Other	863	—	33	830
Total investment securities available for sale	$5,404,335	$28,188	$44,820	$5,387,703

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$518	$26	$—	$544

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$907	$67	$—	$974

As of December 31, 2013, equity securities included an investment in Bancorporation stock of $21.6 million. Pursuant to the Merger Agreement, the shares of capital stock of Bancorporation held were canceled and ceased to exist when the merger became effective October 1, 2014. Also, a single subordinated debt security, previously classified within Other at December 31, 2013, was called during the second quarter of 2014.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$447,866	$447,992	$839,956	$840,883
One through five years	3,087,521	3,090,621	2,077,539	2,077,800
Mortgage-backed securities	3,628,187	3,633,304	2,486,297	2,446,873
Equity securities	—	—	543	22,147
Total investment securities available for sale	$7,163,574	$7,171,917	$5,404,335	$5,387,703
Investment securities held to maturity
Mortgage-backed securities held to maturity	$518	$544	$907	$974
For each period presented, securities gains (losses) include the following:

	Year ended December 31
(Dollars in thousands)	2014	2013	2012
Gross gains on retirement/sales of investment securities available for sale	$29,129	$—	$2,324
Gross losses on sales of investment securities available for sale	(33)	—	(2)
Other than temporary impairment loss on equity securities	—	—	(45)
Total securities gains	$29,096	$—	$2,277
The following table provides information regarding securities with unrealized losses as of December 31, 2014 and 2013.

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$338,612	$151	$1,015	$1	$339,627	$152
Government agency	261,288	247	—	—	261,288	247
Mortgage-backed securities	573,374	1,805	831,405	10,042	1,404,779	11,847
Total	$1,173,274	$2,203	$832,420	$10,043	$2,005,694	$12,246

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$102,105	$45	$—	$—	$102,105	$45
Government agency	780,552	761	29,969	31	810,521	792
Mortgage-backed securities	2,221,213	42,876	26,861	1,074	2,248,074	43,950
Other	830	33	—	—	830	33
Total	$3,104,700	$43,715	$56,830	$1,105	$3,161,530	$44,820
Investment securities with an aggregate fair value of $832.4 million have had continuous unrealized losses for more than 12 months as of December 31, 2014 with an aggregate unrealized loss of $10.0 million. As of December 31, 2014, all 86 of these investments are U.S. Treasury and government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of December 31, 2014 or December 31, 2013 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.37 billion at December 31, 2014 and $2.75 billion at December 31, 2013 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D
LOANS AND LEASES

BancShares reports purchased credit-impaired ("PCI") and non-PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics.

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

Loans and leases are evaluated at acquisition and where a discount is required at least in part due to credit quality, the non-revolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date. Conversely, Non-PCI loans include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans, or loans that do not have a discount, due at least in part, to credit quality at the time of acquisition. Substantially all loans acquired in the Bancorporation acquisition are accounted for as non-PCI loans. Note A of BancShares' Notes to Consolidated Financial Statements provides additional information.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and leases outstanding include the following as of the dates indicated:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Loans and leases (non-PCI)(1):
Commercial:
Construction and land development	550,568	319,847
Commercial mortgage	7,552,948	6,362,490
Other commercial real estate	244,875	178,754
Commercial and industrial	1,988,934	1,081,158
Lease financing	571,916	381,763
Other	353,833	175,336
Total commercial loans	11,263,074	8,499,348
Noncommercial:
Residential mortgage	2,520,542	982,421
Revolving mortgage	2,561,800	2,113,285
Construction and land development	120,097	122,792
Consumer	1,117,454	386,452
Total noncommercial loans	6,319,893	3,604,950
Total non-PCI loans and leases	17,582,967	12,104,298

Purchased credit-impaired (PCI) loans:
Commercial:
Construction and land development	$78,079	$78,915
Commercial mortgage	577,518	642,891
Other commercial real estate	40,193	41,381
Commercial and industrial	27,254	17,254
Other	3,079	866
Total commercial loans	726,123	781,307
Noncommercial:
Residential mortgage	382,340	213,851
Revolving mortgage	74,109	30,834
Construction and land development	912	2,583
Consumer	3,014	851
Total noncommercial loans	460,375	248,119
Total PCI loans	1,186,498	1,029,426
Total loans and leases	$18,769,465	$13,133,724
(1) Non-PCI loans include originated and purchased non-impaired loans, including non-accrual and TDR loans.

At December 31, 2014, $3.16 billion in noncovered loans with a lendable collateral value of $2.20 billion were used to secure $240.3 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $1.96 billion, compared to $2.56 billion in noncovered loans with a lendable collateral value of $1.38 billion used to secure $240.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $1.14 billion at December 31, 2013.

At December 31, 2014, $485.3 million in total loans were covered under loss share agreements, compared to $1.03 billion at December 31, 2013. The loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank ("TVB") and Venture Bank ("VB") during the third quarter of 2014. Also, the loss share protection expired for non-single family residential loans from Georgian Bank ("GB"), a portfolio of loans acquired through the Bancorporation merger. The loan balances at December 31, 2014 for the expired agreements from TVB, VB, and GB are $177.3 million, $61.4 million, and $40.9 million respectively. The remaining decrease in covered loans is due to pay downs and payoffs.

During the first quarter of 2015, the loss share protection will expire for non-single family residential loans acquired from Sun American Bank ("SAB") and all loans acquired from First Regional Bank ("First Regional"). The loan balances at December 31, 2014 for the expiring agreements from SAB and First Regional are $41.1 million and $73.2 million, respectively. During the third quarter of 2015, the loss share protection will expire for non-single family residential loans from Williamsburg First National Bank ("WFNB"), a portfolio of loans acquired through the Bancorporation merger. Loan balances at December 31, 2014 for the expiring agreements from WFNB are $9.1 million.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial and noncommercial loans and leases have different credit quality indicators as a result of the unique characteristics of the loan segment being evaluated. The credit quality indicators for non-PCI and PCI commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Each commercial loan is evaluated annually with more frequent evaluation of more severely criticized loans or leases. The credit quality indicators for PCI and non-PCI noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2014 and December 31, 2013 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans. As of December 31, 2013, ungraded loans also included tobacco buyout loans classified as commercial and industrial loans. Final payment from the Commodity Credit Corporation was received during January 2014 for tobacco buyout loans held by FCB.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of the loans and leases outstanding at December 31, 2014, and December 31, 2013, by credit quality indicator is provided below:

	Non-PCI commercial loans and leases
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Grade:
December 31, 2014
Pass	$525,711	$7,284,714	$242,053	$1,859,415	$564,319	$349,111	$10,825,323
Special mention	20,025	129,247	909	27,683	3,205	1,384	182,453
Substandard	4,720	134,677	1,765	8,878	3,955	3,338	157,333
Doubtful	—	2,366	—	164	365	—	2,895
Ungraded	112	1,944	148	92,794	72	—	95,070
Total	$550,568	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$11,263,074
December 31, 2013
Pass	$308,231	$6,094,505	$174,913	$964,840	$375,371	$174,314	$8,092,174
Special mention	8,620	119,515	1,362	14,686	2,160	982	147,325
Substandard	2,944	141,913	2,216	6,352	3,491	40	156,956
Doubtful	52	5,159	75	144	592	—	6,022
Ungraded	—	1,398	188	95,136	149	—	96,871
Total	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$8,499,348

	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
December 31, 2014
Current	$2,482,281	$2,542,807	$119,094	$1,110,153	$6,254,335
30-59 days past due	23,288	11,097	370	4,577	39,332
60-89 days past due	6,018	2,433	486	1,619	10,556
90 days or greater past due	8,955	5,463	147	1,105	15,670
Total	$2,520,542	$2,561,800	$120,097	$1,117,454	$6,319,893
December 31, 2013
Current	$955,300	$2,095,480	$121,026	$382,710	$3,554,516
30-59 days past due	12,885	10,977	1,193	2,114	27,169
60-89 days past due	4,658	2,378	317	955	8,308
90 days or greater past due	9,578	4,450	256	673	14,957
Total	$982,421	$2,113,285	$122,792	$386,452	$3,604,950

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$13,514	$300,187	$11,033	$16,637	$801	$342,172
Special mention	6,063	98,724	16,271	4,137	—	125,195
Substandard	53,739	171,920	12,889	6,312	2,278	247,138
Doubtful	2,809	6,302	—	130	—	9,241
Ungraded	1,954	385	—	38	—	2,377
Total	$78,079	$577,518	$40,193	$27,254	$3,079	$726,123

	December 31, 2013
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$2,619	$296,824	$22,225	$8,021	$866	$330,555
Special mention	15,530	125,295	3,431	2,585	—	146,841
Substandard	52,228	179,657	7,012	5,225	—	244,122
Doubtful	7,436	40,471	8,713	1,257	—	57,877
Ungraded	1,102	644	—	166	—	1,912
Total	$78,915	$642,891	$41,381	$17,254	$866	$781,307

	PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans
December 31, 2014
Current	$326,589	$68,548	$506	$2,582	$398,225
30-59 days past due	11,432	1,405	—	147	12,984
60-89 days past due	10,073	345	—	25	10,443
90 days or greater past due	34,246	3,811	406	260	38,723
Total	$382,340	$74,109	$912	$3,014	$460,375
December 31, 2013
Current	$162,771	$26,642	$1,925	841	$192,179
30-59 days past due	15,261	2,138	—	3	17,402
60-89 days past due	6,544	—	—	—	6,544
90 days or greater past due	29,275	2,054	658	7	31,994
Total	$213,851	$30,834	$2,583	$851	$248,119

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of the outstanding non-PCI loans and leases, by class, at December 31, 2014, and December 31, 2013 is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current due to various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,796	$621	$385	$2,802	$547,766	$550,568
Commercial mortgage	11,367	4,782	8,061	24,210	7,528,738	7,552,948
Other commercial real estate	206	70	102	378	244,497	244,875
Commercial and industrial	2,843	1,545	378	4,766	1,984,168	1,988,934
Lease financing	1,631	8	2	1,641	570,275	571,916
Residential mortgage	23,288	6,018	8,955	38,261	2,482,281	2,520,542
Revolving mortgage	11,097	2,433	5,463	18,993	2,542,807	2,561,800
Construction and land development - noncommercial	370	486	147	1,003	119,094	120,097
Consumer	4,577	1,619	1,105	7,301	1,110,153	1,117,454
Other	146	1,966	—	2,112	351,721	353,833
Total non-PCI loans and leases	$57,321	$19,548	$24,598	$101,467	$17,481,500	$17,582,967

	December 31, 2013
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,603	$9	$457	$2,069	$317,778	$319,847
Commercial mortgage	11,131	3,601	14,407	29,139	6,333,351	6,362,490
Other commercial real estate	139	210	470	819	177,935	178,754
Commercial and industrial	3,336	682	436	4,454	1,076,704	1,081,158
Lease financing	789	1,341	101	2,231	379,532	381,763
Residential mortgage	12,885	4,658	9,578	27,121	955,300	982,421
Revolving mortgage	10,977	2,378	4,450	17,805	2,095,480	2,113,285
Construction and land development - noncommercial	1,193	317	256	1,766	121,026	122,792
Consumer	2,114	955	673	3,742	382,710	386,452
Other	—	85	—	85	175,251	175,336
Total non-PCI loans and leases	$44,167	$14,236	$30,828	$89,231	$12,015,067	$12,104,298

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2014 and December 31, 2013 for non-PCI loans, were as follows:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$343	$111	$544	$—
Commercial mortgage	24,720	1,003	33,529	1,113
Commercial and industrial	1,741	239	1,428	294
Lease financing	374	2	832	—
Other commercial real estate	619	35	1,610	—
Construction and land development - noncommercial	—	147	457	256
Residential mortgage	14,242	3,191	14,701	1,998
Revolving mortgage	—	5,463	—	4,450
Consumer	—	1,059	69	673
Other	1,966	—	—	—
Total non-PCI loans and leases	$44,005	$11,250	$53,170	$8,784
Purchased credit-impaired (PCI) loans
The following table relates to PCI loans acquired in the Bancorporation and 1st Financial mergers, and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans and leases at the respective merger date.

(Dollars in thousands)
Contractually required payments	$828,156
Cash flows expected to be collected	$735,381
Fair value of loans at acquisition	$623,408
The recorded fair values of PCI loans acquired in the Bancorporation and 1st Financial transaction as of their respective merger dates are as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$69,789
Commercial mortgage	176,841
Other commercial real estate	15,425
Commercial and industrial	37,583
Other	2,219
Total commercial loans	301,857
Noncommercial:
Residential mortgage	287,675
Revolving mortgage	29,777
Construction and land development	199
Consumer	3,900
Total noncommercial loans	321,551
Total PCI loans	$623,408

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides changes in the carrying value of purchased credit-impaired loans during the years ended December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Balance at January 1	$1,029,426	$1,809,235
Fair value of PCI loans acquired during the year	623,408	—
Accretion	112,368	224,672
Payments received and other changes, net	(578,704)	(1,004,481)
Balance at December 31	$1,186,498	$1,029,426
Unpaid principal balance at December 31	$2,057,691	$1,833,955

The carrying value of loans on the cost recovery method was $33.4 million at December 31, 2014, and $28.5 million at December 31, 2013. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset.

For PCI loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

The following table documents changes to the amount of accretable yield for 2014 and 2013.

(Dollars in thousands)	2014	2013
Balance at January 1	$439,990	$539,564
Additions from acquisitions	111,973	—
Accretion	(112,368)	(224,672)
Reclassifications from nonaccretable difference	7,865	92,349
Changes in expected cash flows that do not affect nonaccretable difference	(29,300)	32,749
Balance at December 31	$418,160	$439,990

Purchased non-impaired loans and leases
The following table relates to purchased non-impaired loans and leases and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the merger date.

(Dollars in thousands)
Contractually required payments	$4,708,681
Contractual cash flows not expected to be collected	$59,187
Fair value at acquisition date	$4,175,586

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The recorded fair values of purchased non-impaired loans and leases acquired in the Bancorporation transaction as of the merger date is as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$134,941
Commercial mortgage	951,794
Other commercial real estate	61,856
Commercial and industrial	431,367
Lease financing	72,563
Other	95,379
Total commercial loans and leases	1,747,900
Noncommercial:
Residential mortgage	1,305,140
Revolving mortgage	419,106
Construction and land development	7,165
Consumer	696,275
Total noncommercial loans and leases	2,427,686
Total non-PCI loans and leases	$4,175,586
The unamortized discount related to the purchased non-impaired loans and leases acquired in the Bancorporation merger totaled $61.2 million at December 31, 2014.

NOTE E
ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is as follows:

	Non-PCI	PCI	Total
(dollars in thousands)
Balance at December 31, 2011	$180,883	$89,261	$270,144
Provision for loan and lease losses	42,046	100,839	142,885
Loans and leases charged off	(50,208)	(50,270)	(100,478)
Loans and leases recovered	6,325	142	6,467
Net charge-offs	(43,883)	(50,128)	(94,011)
Balance at December 31, 2012	179,046	139,972	319,018
Reclassification (1)	7,368	—	7,368
Provision (credit) for loan and lease losses	19,289	(51,544)	(32,255)
Loans and leases charged off	(33,118)	(34,908)	(68,026)
Loans and leases recovered	7,289	—	7,289
Net charge-offs	(25,829)	(34,908)	(60,737)
Balance at December 31, 2013	179,874	53,520	233,394
Provision (credit) for loan and lease losses	15,260	(14,620)	640
Loans and leases charged off	(20,499)	(17,271)	(37,770)
Loans and leases recovered	8,202	—	8,202
Net charge-offs	(12,297)	(17,271)	(29,568)
Balance at December 31, 2014	$182,837	$21,629	$204,466
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	For the twelve months ended December 31, 2014, 2013, and 2012
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
(Dollars in thousands)
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2012	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Provision (credits)	9,665	18,198	130	(4,982)	498	(116)	(782)	8,783	1,161	7,763	1,728	42,046
Charge-offs	(9,546)	(7,081)	(254)	(5,472)	(361)	(28)	(4,790)	(11,341)	(1,047)	(10,288)	—	(50,208)
Recoveries	445	1,626	14	781	96	4	529	698	180	1,952	—	6,325
Balance at December 31, 2012	6,031	80,229	2,059	14,050	3,521	1,175	3,836	25,185	1,721	25,389	15,850	179,046
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Provision (credits)	2,809	(4,485)	(32)	4,333	1,646	308	2,786	6,296	(379)	6,085	(78)	19,289
Charge-offs	(4,685)	(3,904)	(312)	(4,785)	(272)	(6)	(2,387)	(6,064)	(392)	(10,311)	—	(33,118)
Recoveries	1,039	996	109	1,213	107	1	559	660	209	2,396	—	7,289
Balance at December 31, 2013	10,335	100,257	1,009	22,362	4,749	190	10,511	16,239	681	13,541	—	179,874
Provision (credits)	1,735	(16,746)	(401)	10,441	(473)	3,007	1,219	6,301	245	9,932	—	15,260
Charge-offs	(316)	(1,147)	—	(3,014)	(100)	(13)	(1,260)	(4,744)	(118)	(9,787)	—	(20,499)
Recoveries	207	2,825	124	938	110	—	191	854	84	2,869	—	8,202
Balance at December 31, 2014	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$—	$182,837
(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15.8 million previously designated as 'nonspecific' to other loan classes and the absorption of $7.4 million of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL. Further discussion is contained in Note A.

The commercial mortgage loan class had a net credit provision of $16.7 million for the year ended December 31, 2014 compared to a net credit provision of $4.5 million for the year ended December 31, 2013. The increase in the net credit provision was primarily the result of continued improvements in the credit risk rating mix and lower credit default trends within this loan class.

The provision expense for commercial and industrial loans totaled $10.4 million for the year ended December 31, 2014 compared to $4.3 million for the year ended December 31, 2013. Loan growth of $907.8 million during the year was the primary result of the increase in provision expense.

The provision for lease financing was a net credit of $0.5 million for the year ended December 31, 2014 compared to a provision expense of $1.6 million for the year ended December 31, 2013. The decrease was primarily the result of continued improvements in the credit risk rating mix and lower credit default trends within this loan class.

The other loan class had a provision expense of $3.0 million for the year ended December 31, 2014 compared to a provision expense of $0.3 million for the year ended December 31, 2013. The increase in the provision expense was attributable to newly originated loans as well as declining trends in credit risk ratings and defaults.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$92	$8,610	$112	$1,743	$150	$1,972	$1,360	$1,052	$71	$555	$15,717
ALLL for loans and leases collectively evaluated for impairment	11,869	76,579	620	28,984	4,136	1,212	9,301	17,598	821	16,000	167,120
Total allowance for loan and lease losses	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Loans and leases:
Loans and leases individually evaluated for impairment	$1,620	$82,803	$584	$11,040	$623	$2,000	$14,913	$3,675	$1,340	$995	$119,593
Loans and leases collectively evaluated for impairment	548,948	7,470,145	244,291	1,977,894	571,293	351,833	2,505,629	2,558,125	118,757	1,116,459	17,463,374
Total loan and leases	$550,568	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$2,520,542	$2,561,800	$120,097	$1,117,454	$17,582,967

	December 31, 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$103	$6,873	$209	$771	$54	$—	$1,586	$372	$72	$121	$10,161
ALLL for loans and leases collectively evaluated for impairment	$10,232	$93,384	$800	$21,591	$4,695	$190	$8,925	$15,867	$609	$13,420	$169,713
Total allowance for loan and lease losses	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874
Loans and leases:
Loans and leases individually evaluated for impairment	$2,272	$97,111	$1,878	$9,300	$188	$—	$15,539	$3,596	$1,108	$1,154	$132,146
Loans and leases collectively evaluated for impairment	317,575	6,265,379	176,876	1,071,858	381,575	175,336	966,882	2,109,689	121,684	385,298	11,972,152
Total loan and leases	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$982,421	$2,113,285	$122,792	$386,452	$12,104,298

In the non-PCI commercial mortgage segment, loans and leases individually evaluated for impairment decreased $14.3 million to $82.8 million as of December 31, 2014 due to credit quality improvement as certain loans were no longer considered impaired during 2014 and fewer loans were identified for impairment. Reserves on impaired commercial mortgage loans increased $1.7 million due to cash flow deterioration on various individual large relationships.

Other loans and leases individually evaluated for impairment increased $2.0 million as of December 31, 2014 primarily due to one lending relationship which was almost fully reserved due to the loan being placed on nonaccrual status and being unsecured.

Non-PCI loans and leases individually evaluated for impairment decreased $12.6 million to $119.6 million at December 31, 2014 in comparison to December 31, 2013 due to continued credit quality improvements, primarily in the commercial mortgage portfolio. In contrast, Non-PCI loans and leases collectively evaluated for impairment increased $5.49 billion from December 31, 2013 to December 31, 2014. This increase is driven by the addition of non-PCI loans acquired in the Bancorporation merger of $4.18 billion as of the acquisition date and originated loan growth.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the twelve months ended December 31, 2014, 2013, and 2012
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2012	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Provision (credits)	23,160	34,227	(4,372)	11,839	(13)	18,401	10,796	6,520	281	100,839
Charge-offs	(8,667)	(23,509)	(1,256)	(8,442)	—	(4,139)	(1,119)	(2,885)	(253)	(50,270)
Recoveries	—	—	—	—	—	142	—	—	—	142
Balance at December 31, 2012	31,186	50,275	11,234	8,897	—	19,837	9,754	8,287	502	139,972
Provision (credits)	(22,942)	(3,872)	(8,949)	470	—	(5,487)	(6,399)	(4,170)	(195)	(51,544)
Charge-offs	(6,924)	(16,497)	(931)	(4,092)	—	(2,548)	(396)	(3,435)	(85)	(34,908)
Recoveries	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2013	1,320	29,906	1,354	5,275	—	11,802	2,959	682	222	53,520
Provision (credits)	1,284	(7,903)	(1,385)	(2,023)	—	(5,576)	1,523	(395)	(145)	(14,620)
Charge-offs	(2,454)	(11,868)	106	(2,012)	—	(406)	(483)	(104)	(50)	(17,271)
Recoveries	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$150	$10,135	$75	$1,240	$—	$5,820	$3,999	$183	$27	$21,629

December 31, 2014
ALLL for loans and leases acquired with deteriorated credit quality	$150	$10,135	$75	$1,240	$—	$5,820	$3,999	$183	$27	$21,629
Loans and leases acquired with deteriorated credit quality	78,079	577,518	40,193	27,254	—	382,339	74,109	912	6,094	1,186,498

December 31, 2013
ALLL for loans and leases acquired with deteriorated credit quality	1,320	29,906	1,354	5,275	—	11,802	2,959	682	222	53,520
Loans and leases acquired with deteriorated credit quality	78,915	642,891	41,381	17,254	—	213,851	30,834	2,583	1,717	1,029,426
At December 31, 2014 and December 31, 2013, $285.6 million and $459.9 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	December 31, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$996	$624	$1,620	$6,945	$92
Commercial mortgage	57,324	25,479	82,803	87,702	8,610
Other commercial real estate	112	472	584	913	112
Commercial and industrial	10,319	721	11,040	12,197	1,743
Lease financing	319	304	623	623	150
Other	2,000	—	2,000	2,000	1,972
Residential mortgage	10,198	4,715	14,913	15,746	1,360
Revolving mortgage	3,675	—	3,675	4,933	1,052
Construction and land development - noncommercial	1,077	263	1,340	1,340	71
Consumer	987	8	995	1,067	555
Total non-PCI impaired loans and leases	$87,007	$32,586	$119,593	$133,466	$15,717

	December 31, 2013
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$1,025	$1,247	$2,272	$7,306	$103
Commercial mortgage	57,819	39,292	97,111	103,522	6,873
Other commercial real estate	783	1,095	1,878	2,279	209
Commercial and industrial	7,197	2,103	9,300	10,393	771
Lease financing	133	55	188	188	54
Residential mortgage	11,534	4,005	15,539	15,939	1,586
Revolving mortgage	3,382	214	3,596	3,596	372
Construction and land development - noncommercial	651	457	1,108	1,108	72
Consumer	1,154	—	1,154	1,154	121
Total non-PCI impaired loans and leases	$83,678	$48,468	$132,146	$145,485	$10,161

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014
(Dollars in thousands)	YTD Average Balance	YTD Interest Income Recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,689	$83
Commercial mortgage	86,250	3,698
Other commercial real estate	2,125	80
Commercial and industrial	13,433	580
Lease financing	774	44
Other	528	29
Residential mortgage	15,487	593
Revolving mortgage	3,922	134
Construction and land development - noncommercial	1,678	98
Consumer	1,535	88
Total non-PCI impaired loans and leases	$127,421	$5,427

	Year ended December 31, 2013
Non-PCI impaired loans and leases:
Construction and land development - commercial	$6,414	$270
Commercial mortgage	105,628	5,702
Other commercial real estate	2,658	144
Commercial and industrial	12,772	642
Lease financing	350	22
Other	—	—
Residential mortgage	15,470	444
Revolving mortgage	5,653	485
Construction and land development - noncommercial	958	55
Consumer	1,427	53
Total non-PCI impaired loans and leases	$151,330	$7,817

	Year ended December 31, 2012
Non-PCI impaired loans and leases:
Construction and land development - commercial	$22,493	$399
Commercial mortgage	96,082	4,630
Other commercial real estate	2,690	142
Commercial and industrial	13,658	788
Lease financing	497	37
Other	424	23
Residential mortgage	14,951	586
Revolving mortgage	2,931	68
Construction and land development - noncommercial	2,850	41
Consumer	1,850	21
Total non-PCI impaired loans and leases	$158,426	$6,735

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, loans acquired under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, excluding pooled loans, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. Subsequent modification of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR since pooled PCI loans are excluded from the scope of TDR accounting.

The following table provides a summary of total TDRs by accrual status.

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$2,591	$446	$3,037	$21,032	$1,002	$22,034
Commercial mortgage	92,184	8,937	101,121	113,323	23,387	136,710
Other commercial real estate	2,374	449	2,823	3,470	1,150	4,620
Commercial and industrial	9,864	664	10,528	9,838	1,142	10,980
Lease	258	365	623	49	—	49
Other	34	—	34	—	—	—
Total commercial loans	107,305	10,861	118,166	147,712	26,681	174,393
Noncommercial
Residential	22,597	4,655	27,252	23,343	3,663	27,006
Revolving mortgage	3,675	—	3,675	3,095	—	3,095
Construction and land development - noncommercial	1,391	—	1,391	651	457	1,108
Consumer and other	995	—	995	1,154	—	1,154
Total noncommercial loans	28,658	4,655	33,313	28,243	4,120	32,363
Total loans	$135,963	$15,516	$151,479	$175,955	$30,801	$206,756

Total troubled debt restructurings at December 31, 2014, equaled $151.5 million, of which $46.9 million were PCI and $104.6 million were non-PCI. TDRs at December 31, 2013, totaled $206.8 million, which consisted of $102.3 million PCI and $104.4 million non-PCI.

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

.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the types of TDRs made during the twelve months ended December 31, 2014, and 2013, as well as a summary of loans that were modified as a TDR during the 12 months ended December 31, 2014, and 2013 that subsequently defaulted during the twelve months ended December 31, 2014, and 2013. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Year ended December 31, 2014				Year ended December 31, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	6	$1,973	2	$364	6	$1,520	1	$—
Commercial and industrial	3	250	—	—	2	397	—	—
Lease financing	2	118	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	1	—	—	—
Residential mortgage	—	—	—	—	1	630	—	—
Other	1	34	—	—	—	—	—	—
Total interest only	12	2,375	2	364	10	2,547	1	—

Loan term extension
Construction and land development - commercial	2	187	—	—	—	—	—	—
Commercial mortgage	18	4,848	—	—	9	3,270	—	—
Commercial and industrial	5	2,274	—	—	1	47	—	—
Lease financing	6	198	—	—	—	—	—	—
Residential mortgage	19	572	—	—	11	539	—	—
Construction and land development - noncommercial	7	226	—	—	—	—	—	—
Consumer	6	99	1	—	2	62	—	—
Total loan term extension	63	8,404	1	—	23	3,918	—	—

Below market interest rate
Construction and land development - commercial	11	372	—	—	3	609	—	—
Commercial mortgage	44	12,642	3	441	28	10,873	1	295
Commercial and industrial	13	751	—	—	3	851	—	—
Other commercial real estate	1	337	—	—	2	378	—	—
Residential mortgage	41	2,444	1	45	21	1,235	—	—
Revolving mortgage	5	217	—	—	13	801	3	451
Construction & land development - noncommercial	12	389	—	—	4	269	—	—
Consumer	10	193	—	—	3	219	—	—
Total below market interest rate	137	17,345	4	486	77	15,235	4	746

Discharged from bankruptcy
Commercial mortgage	2	949	1	—	—	—	—	—
Residential mortgage	12	1,067	2	268	7	510	2	60
Revolving mortgage	17	663	1	—	31	2,577	6	274
Construction & land development - noncommercial	1	62	1	62	—	—	—	—
Consumer	4	4	—	—	—	—	—	—
Total discharged from bankruptcy	36	2,745	5	330	38	3,087	8	334

Total non-PCI restructurings	248	$30,869	12	$1,180	148	$24,787	13	$1,080

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2014				Year ended December 31, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
PCI loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	1	$2,590	1	$2,590
Commercial mortgage	2	—	2	—	5	2,880	1	299
Commercial and industrial	—	—	—	—	1	21	—	—
Residential mortgage	—	—	—	—	1	39	—	—
Total interest only	2	—	2	—	8	5,530	2	2,889

Loan term extension
Construction and land development - commercial	1	332	—	—	6	2,247	—	—
Commercial mortgage	—	—	—	—	1	157	1	157
Commercial and industrial	—	—	—	—	2	1,080	—	—
Residential mortgage	2	317	5	53	3	5,153	2	5,120
Construction and land development - noncommercial	1	51	—	—	—	—	—	—
Total loan term extension	4	700	5	53	12	8,637	3	5,277

Below market interest rate
Construction and land development - commercial	2	116	—	—	2	106	—	—
Commercial mortgage	16	5,783	3	138	12	7,513	4	2,418
Commercial and industrial	—	—	—	—	2	493	—	—
Residential mortgage	29	3,948	3	23	10	2,088	5	1,475
Total below market interest rate	47	9,847	6	161	26	10,200	9	3,893

Discharged from bankruptcy
Residential mortgage	26	1,659	2	—	—	—	—	—
Total discharged from bankruptcy	26	1,659	2	—	—	—	—	—

Other concession
Commercial mortgage	—	—	—	—	1	110	—	—
Total other concession	—	—	—	—	1	110	—	—
Total PCI restructurings	79	$12,206	15	$214	47	$24,477	14	$12,059

NOTE F
PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	2014	2013
Land	$295,090	$204,259
Premises and leasehold improvements	1,045,718	875,511
Furniture and equipment	444,774	394,348
Total	1,785,582	1,474,118
Less accumulated depreciation and amortization	660,501	597,596
Total premises and equipment	$1,125,081	$876,522

There were no premises pledged to secure borrowings at December 31, 2014 and 2013.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2014:

(Dollars in thousands)	Year ended December 31
2015	$16,834
2016	11,598
2017	8,463
2018	6,274
2019	4,445
Thereafter	40,112
Total minimum payments	$87,726

Total rent expense for all operating leases amounted to $18.5 million in 2014, $21.4 million in 2013 and $23.6 million in 2012, net of rent income, which totaled $2.7 million, $1.8 million and $1.7 million during 2014, 2013 and 2012, respectively.

NOTE G
OTHER REAL ESTATE OWNED ("OREO")

The following table explains changes in other real estate owned during 2014 and 2013.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at January 1, 2013	$102,577	$43,513	$146,090
Additions	59,034	33,908	92,942
Sales	(96,744)	(36,168)	(132,912)
Writedowns	(17,786)	(4,355)	(22,141)
Balance at December 31, 2013	47,081	36,898	83,979
Additions	29,708	36,574	66,282
Additions acquired in the Bancorporation merger (1)	1,336	34,008	35,344
Additions acquired in the 1st Financial merger (1)	—	11,591	11,591
Sales	(38,753)	(48,935)	(87,688)
Writedowns	(10,853)	(5,219)	(16,072)
Transfers (2)	$(5,537)	$5,537	$—
Balance at December 31, 2014	$22,982	$70,454	$93,436
(1) These additions relate to the mergers with 1st Financial Services Corporation and First Citizens Bancorporation, Inc. See Note B, "Business Combinations," for a further description.
(2) Transfers include OREO balances associated with expired loss share agreements.
NOTE H
FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31
(Dollars in thousands)	2014	2013	2012
Balance at January 1	$93,397	$270,192	$617,377
Additional receivable from Bancorporation acquisition	5,106	—	—
Amortization	(43,422)	(85,651)	(102,394)
Cash payments to (from) the FDIC	1,286	(19,373)	(251,972)
Post-acquisition adjustments	(27,666)	(71,771)	7,181
Balance at December 31	$28,701	$93,397	$270,192
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

Historically, BancShares has had six FDIC-assisted transactions executed in 2009 through 2011. Three additional transactions were assumed as a result of the merger with FCB-SC: Georgian Bank of Atlanta, Georgia (acquired 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired 2011). The fair value of the FDIC receivable and the activity since the merger are included in the table above.

Amortization reflects changes in the FDIC loss share receivable due to improvements in expected cash flows that are being recognized over the remaining term of the loss share agreement. Cash payments to (from) the FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the ALLL related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the ALLL and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of some or all previously recorded provision for loan and lease losses, a decrease in the related ALLL and a proportional adjustment to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. The loss share agreements for non-single family residential loans acquired from Temecula Valley Bank and Venture Bank expired during the third quarter of 2014. Georgian Bank's, a bank acquired through the merger with Bancorporation, loss share agreements for non-single family residential loans also expired in the third quarter of 2014. During the first quarter of 2015, the loss share agreements for First Regional Bank and non-single family residential loans acquired from Sun American Bank will expire. The loss share agreements for non-single family residential loans for Williamsburg First National Bank will expire in the third quarter of 2015.

NOTE I
DEPOSITS

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2014	2013
Demand	$8,086,784	$5,241,817
Checking with interest	4,560,565	2,445,972
Money market accounts	8,319,569	6,306,942
Savings	1,204,514	1,004,097
Time	3,507,145	2,875,238
Total deposits	$25,678,577	$17,874,066

Time deposits with a minimum denomination of $250,000 totaled $552.3 million and $525.5 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2015	$2,423,786
2016	701,043
2017	241,437
2018	96,949
2019	43,930
Thereafter	—
Total time deposits	$3,507,145

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J
SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

(Dollars in thousands)	2014	2013
Master notes	$410,258	$411,907
Repurchase agreements	294,426	96,960
Notes payable to Federal Home Loan Banks	80,000	—
Federal funds purchased	2,551	2,551
Subordinated notes payable	199,949	—
Total short-term borrowings	$987,184	$511,418

At December 31, 2014, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $750.0 million on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, BancShares has access to an additional $1.96 billion on a secured basis. The 1st Financial and Bancorporation mergers effective in January 2014 and October 2014, respectively, added $296.1 million of short-term borrowings, including $218.4 million of repurchase agreements and $77.7 million of other short-term borrowings as of the acquisition date. BancShares had $410.3 million in master notes at December 31, 2014. Master notes are investments used by commercial customers as an investment option through a sweep account and are an unsecured debt obligation of BancShares.

NOTE K
LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

(Dollars in thousands)	2014	2013
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	$96,392	$96,392
Junior subordinated debenture at 3-month LIBOR plus 2.25 percent maturing June 15, 2034	26,547	—
Junior subordinated debenture at 3-month LIBOR plus 2.85 percent maturing April 7, 2034	10,000	—
Subordinated notes payable at 5.125 percent maturing June 1, 2015	—	125,000
Subordinated notes payable 8.00 percent June 1, 2018	15,000	—
Obligations under capitalized leases extending to July 2026	3,150	6,515
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.00 percent to 3.58 percent and maturing through September 2021	160,268	240,283
Note payable to the Federal Home Loan Bank of Seattle with a rate of 4.74 percent and a maturity date of July 2017	10,000	10,000
Unamortized purchase accounting adjustments	(156)	2,449
Other long-term debt	30,119	30,130
Total long-term obligations	$351,320	$510,769

At December 31, 2014 long-term obligations included $132.9 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's ("the Trusts") trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Long-term obligations maturing in each of the five years subsequent to December 31, 2014 and thereafter, include:

Year ended December 31
2015	$147
2016	—
2017	10,725
2018	136,104
2019	—
Thereafter	204,344
Total long-term obligations	$351,320

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

ASC 820, Fair Value Measurements and Disclosures, indicates that assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy for an asset or liability is based on the highest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:

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

Valuation adjustments, such as those pertaining to counterparty and BancShares' own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing does not accurately reflect the counterparty's credit quality. As determined by BancShares management, liquidity valuation adjustments may be made to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments.

BancShares management reviews any changes to its valuation methodologies to ensure they are appropriate and justified, and refines valuation methodologies as more market-based data becomes available. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

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

Loans held for sale. Certain residential real estate loans are originated to be sold to investors, which are carried at fair value as BancShares elected the fair value option on loans held for sale in 2014. The fair value is based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of residential real estate loans held for sale are classified as level 2 inputs.

Net loans and leases (PCI and Non-PCI). Fair value is estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. An additional valuation adjustment is made for liquidity. The inputs used in the fair value measurements for loans and leases are considered level 3 inputs.

Receivable from the FDIC for loss share agreements. Fair value is estimated based on discounted future cash flows using current discount rates. Due to post-acquisition improvements in expected losses, significant portions of the FDIC receivable will be recovered through amortization of the receivable over the remaining life of the loss share agreement rather than by cash

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Mortgage servicing rights. Mortgage servicing rights are carried at the lower of amortized cost or market and are, therefore, carried at fair value only when fair value is less than the asset cost. The fair value of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and a model that relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for mortgage servicing rights are considered level 3 inputs.

Deposits. For non-time deposits, carrying value is a reasonable estimate of fair value. The fair value of time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurement for deposits are considered level 2 inputs.

Long-term obligations. For fixed rate trust preferred securities, the fair values are determined based on recent trades of the actual security if available. For other long-term obligations, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for long-term obligations are considered level 2 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2014 and December 31, 2013. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from the carrying value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$604,182	$604,182	$533,599	$533,599
Overnight investments	1,724,919	1,724,919	859,324	859,324
Investment securities available for sale	7,171,917	7,171,917	5,387,703	5,387,703
Investment securities held to maturity	518	544	907	974
Loans held for sale	63,696	63,696	47,271	47,956
Net loans and leases	18,564,999	18,046,497	12,900,330	12,545,537
Receivable from the FDIC for loss share agreements (1)	28,701	18,218	93,397	38,438
Income earned not collected	57,254	57,254	48,390	48,390
Federal Home Loan Bank stock	39,113	39,113	40,819	40,819
Preferred stock and other acquired financial assets	13,689	14,708	33,564	34,786
Mortgage servicing rights	16,688	16,736	16	16
Deposits	25,678,577	25,164,683	17,874,066	17,898,570
Short-term borrowings	987,184	987,184	511,418	511,418
Long-term obligations	351,320	367,732	510,769	526,037
Payable to the FDIC for loss share agreements	116,535	122,168	109,378	111,941
Accrued interest payable	8,194	8,194	6,737	6,737
Interest rate swap	4,337	4,337	7,220	7,220
(1) The fair value of the FDIC receivable excludes receivable related to accretable yield to be amortized in prospective periods.

Among BancShares’ assets and liabilities, investment securities available for sale, loans held for sale at December 31, 2014 and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO, goodwill, which is periodically tested for impairment and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2014 and December 31, 2013.

	December 31, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,629,670	$—	$2,629,670	$—
Government agency	908,817	—	908,817	—
Mortgage-backed securities	3,633,304	—	3,633,304	—
Municipal securities	126	—	126	—
Total investment securities available for sale	$7,171,917	$—	$7,171,917	$—
Loans held for sale	63,696	—	63,696	—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$4,337	$—	$4,337	$—

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$373,437	$—	$373,437	$—
Government agency	2,544,229	—	2,544,229	—
Mortgage-backed securities	2,446,873	—	2,446,873	—
Equity securities	22,147	—	22,147	—
Municipal securities	187	—	187	—
Other	830	—	830	—
Total investment securities available for sale	$5,387,703	$—	$5,387,703	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,220	$—	$7,220	$—

As of December 31, 2013, equity securities included an investment in Bancorporation stock of $21.6 million. Pursuant to the Merger Agreement, the shares of capital stock of Bancorporation held were canceled and ceased to exist when the merger became effective October 1, 2014. Also, a single subordinated debt security, previously classified within Other at December 31, 2013, was called during the second quarter of 2014.

There were no transfers between levels during the years ended December 31, 2014 and 2013.

Fair Value Option

Beginning in the fourth quarter of 2014, BancShares has elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. As of December 31, 2013, BancShares had not elected the fair value option for any of the loans in the held for sale portfolio.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of December 31, 2014.

	December 31, 2014
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$63,696	$62,996	$700
No loans held for sell were 90 or more days past due or on nonaccrual status as of December 31, 2014.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the year ended December 31, 2014.

Year ended December 31, 2014
(Dollars in thousands)	Gains(Losses) From Fair Value Changes
Loans held for sale	$202
The changes in fair value in the table above are recorded as a component of mortgage income on the Consolidated Income Statement.

Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO, goodwill, which is periodically tested for impairment and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Impaired loans are assigned to an asset manager and monitored monthly for significant changes since the last valuation. If significant changes are noted, the asset manager orders a new valuation or adjusts the valuation accordingly. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rates generally range between 2 and 16 percent.

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

Mortgage servicing rights are carried at the lower of cost or market and are, therefore, carried at fair value only when fair value is less than the amortized asset cost. The fair value of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and a discounted cash flow model, which takes into consideration discount rates, prepayment rates, and the weighted average cost to service the loans, are used to determine the fair value. See Note R for further information on the discount rates, prepayment rates and the weighted average cost to service the loans.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2014 and December 31, 2013.

	December 31, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Impaired loans	73,170	—	—	73,170
Other real estate not covered under loss share agreements remeasured during current year	40,714	—	—	40,714
Other real estate covered under loss share agreements remeasured during current year	17,664	—	—	17,664
Mortgage servicing rights	13,562	—	—	13,562

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Impaired loans	77,817	—	—	77,817
Other real estate not covered under loss share agreements remeasured during current year	20,526	—	—	20,526
Other real estate covered under loss share agreements remeasured during current year	37,587	—	—	37,587

No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2014 and December 31, 2013.

NOTE M
EMPLOYEE BENEFIT PLANS

BancShares sponsors benefit plans for its qualifying employees and legacy Bancorporation employees including noncontributory defined benefit pension plans, 401(k) savings plans and enhanced 401(k) savings plans. These plans are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives that provide supplemental benefits that are paid upon death or separation from service at an agreed-upon age.

Defined Benefit Pension Plans

Legacy BancShares employees who were hired prior to April 1, 2007 and who qualify under length of service and other requirements may participate in a noncontributory defined benefit pension plan (BancShares Plan). Under the BancShares Plan, benefits are based on years of service and average earnings. BancShares made no contributions to the BancShares Plan during 2014 or 2013 and does not anticipate making any contribution during 2015.

Certain legacy Bancorporation employees are covered by a noncontributory defined benefit pension plan (Bancorporation Plan). Retirement benefits under the Bancorporation Plan are based on an employee’s length of service and highest average annual compensation for five consecutive years during the last ten years of employment. Contributions to the Bancorporation Plan are based upon the projected unit credit actuarial funding method and are limited to the amounts that are currently deductible for tax reporting purposes. Employees had to be employed for at least one year to participate in the Bancorporation Plan. The employees fully vest in the Bancorporation Plan after five years of service. The Bancorporation plan was closed to new participants as of September 1, 2007. No contributions were made to the Bancorporation Plan since the October 1, 2014 acquisition date and none are anticipated for 2015.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

BancShares Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Change in benefit obligation
Projected benefit obligation at January 1	$530,678	$580,938
Service cost	12,332	16,332
Interest cost	25,615	23,686
Actuarial (gain) loss	76,122	(74,060)
Benefits paid	(17,102)	(16,218)
Projected benefit obligation at December 31	627,645	530,678
Change in plan assets
Fair value of plan assets at January 1	524,017	463,005
Actual return on plan assets	38,041	77,230
Employer contributions	—	—
Benefits paid	(17,102)	(16,218)
Fair value of plan assets at December 31	544,956	524,017
Funded status at December 31	$(82,689)	$(6,661)
The amounts recognized in the consolidated balance sheets as of December 31, 2014 and 2013 consist of:

(Dollars in thousands)	2014	2013
Other assets	$—	$—
Other liabilities	(82,689)	(6,661)
Net asset (liability) recognized	$(82,689)	$(6,661)
The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Net loss (gain)	$80,806	$16,605
Less prior service cost	767	977
Accumulated other comprehensive loss, excluding income taxes	$81,573	$17,582
The following table provides expected amortization amounts for 2015.

(Dollars in thousands)
Actuarial loss	$11,335
Prior service cost	210
Total	$11,545

The accumulated benefit obligation for the plan at December 31, 2014 and 2013, equaled $537.0 million and $448.7 million, respectively. The BancShares Plan uses a measurement date of December 31.

The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2014 and 2013. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2014 and 2013.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31
(Dollars in thousands)	2014	2013	2012
Service cost	$12,332	$16,332	$14,241
Interest cost	25,615	23,686	23,711
Expected return on assets	(31,269)	(27,733)	(28,478)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	5,148	16,985	11,026
Total net periodic benefit cost	12,036	29,480	20,710
Current year actuarial loss (gain)	69,349	(123,557)	44,315
Amortization of actuarial loss	(5,148)	(16,985)	(11,026)
Amortization of prior service cost	(210)	(210)	(210)
Total recognized in other comprehensive income	63,991	(140,752)	33,079
Total recognized in net periodic benefit cost and other comprehensive income	$76,027	$(111,272)	$53,789
The assumptions used to determine the benefit obligations as of December 31, 2014 and 2013, are as follows:

(Dollars in thousands)	2014	2013
Discount rate	4.27%	4.90%
Rate of compensation increase	4.00	4.00

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012, are as follows:

(Dollars in thousands)	2014	2013	2012
Discount rate	4.90%	4.00%	4.75%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.25	7.50

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

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. The methodology utilized to establish the estimated long-term rate of return on plan assets considers the actual return on plan assets for various time horizons since 1999 as a predictor of probable future returns. Historical returns are modified as appropriate by estimates of future market conditions that may positively or negatively affect estimated future returns. The return on plan assets for the 15-year, 10-year and 5-year periods ended December 31, 2014 equaled 7.16 percent, 8.24 percent and 10.48 percent, respectively. Based on expectations of modest returns over the next several years, the assumed rate of return for 2014 was 7.50 percent compared to 7.25 percent in 2013.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2014.

(Dollars in thousands)	2014
Change in benefit obligation
Projected benefit obligation at October 1 acquisition date	$137,452
Service cost	832
Interest cost	1,488
Actuarial (gain) loss	12,802
Benefits paid	(1,242)
Projected benefit obligation at December 31	151,332
Change in plan assets
Fair value of plan assets at October 1 acquisition date	150,374
Actual return on plan assets	6,486
Employer contributions	—
Benefits paid	(1,242)
Fair value of plan assets at December 31	155,618
Funded status at December 31	$4,286
The amounts recognized in the consolidated balance sheets as of December 31, 2014 consist of:

(Dollars in thousands)	2014
Other assets	$—
Other liabilities	4,286
Net asset (liability) recognized	$4,286
The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2014.

(Dollars in thousands)	2014
Net loss (gain)	$9,123
Less prior service cost	—
Accumulated other comprehensive loss, excluding income taxes	$9,123
There are no expected amortization amounts for 2015. The accumulated benefit obligation for the plan at December 31, 2014 equaled $136.4 million. The Bancorporation Plan uses a measurement date of December 31.
The fair value of plan assets exceeded the projected benefit obligation and accumulated benefit obligation as of December 31, 2014.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2014. The table only includes amounts since the acquisition of Bancorporation.

Year ended December 31
(Dollars in thousands)	2014
Service cost	$832
Interest cost	1,488
Expected return on assets	(2,807)
Amortization of prior service cost	—
Amortization of net actuarial loss	—
Total net periodic benefit cost	(487)
Current year actuarial loss (gain)	9,123
Amortization of actuarial loss	—
Amortization of prior service cost	—
Total recognized in other comprehensive income	9,123
Total recognized in net periodic benefit cost and other comprehensive income	$8,636
The assumptions used to determine the benefit obligations as of December 31, 2014 are as follows:

(Dollars in thousands)	2014
Discount rate	4.27%
Rate of compensation increase	4.00
The assumptions used to determine the net periodic benefit cost for the year ended December 31, 2014 are as follows:

(Dollars in thousands)	2014
Discount rate	4.35%
Rate of compensation increase	4.00
Expected long-term return on plan assets	7.50

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
The weighted average expected long-term rate of return on Bancorporation Plan assets represents the average rate of return expected to be earned on Bancorporation Plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the actual historical and current returns on Bancorporation Plan assets are considered.

Plan Assets

BancShares Plan
BancShares' primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the BancShares Plan can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Plan assets are currently held by FCB Trust Department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of pension plan assets at December 31, 2014 and 2013, by asset class are as follows:

	December 31, 2014
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$3,854	$3,854	$—	$—	0 - 1%	1%
Equity securities					55 - 65%	62%
Large cap	229,315	229,315	—	—
Mid cap	10,796	10,796	—	—
Small cap	44,734	44,734	—	—
International equity (developed)	10,706	10,706	—	—
International equity (emerging)	41,484	41,484	—	—
Fixed income			—	—	25 - 40%	28%
Investment grade bonds	81,050	—	81,050	—
Intermediate bonds	53,806	—	53,806	—
High-yield corporate bonds	6,592	—	6,592	—
TIPS	2,550	2,550	—	—
International emerging bond	9,930	—	9,930	—
Alternative investments					0 - 10%	9%
Commodities	17,671	17,671	—	—
Hedge fund composite	32,468	32,468		—
Total pension assets	$544,956	$393,578	$151,378	$—		100%

	December 31, 2013
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$2,517	$2,517	—	—	0 - 1%	1%
Equity securities					55 - 65%	62%
Large cap	218,023	218,023	—	—
Mid cap	10,724	10,724	—	—
Small cap	43,928	43,928	—	—
International equity (developed)	10,535	10,535	—	—
International equity (emerging)	40,643	40,643	—	—
Fixed income					25 - 40%	28%
Investment grade bonds	74,501	—	74,501	—
Intermediate bonds	48,746	—	48,746	—
High-yield corporate bonds	10,111	—	10,111	—
TIPS	4,395	4,395	—	—
International emerging bond	10,119	—	10,119	—
Alternative investments		—	—	—	0 - 10%	9%
Commodities	19,014	19,014	—	—
Hedge fund composite	30,761	30,761		—
Total pension assets	$524,017	$380,540	$143,477	$—		100%

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plan
The investment strategy of the Bancorporation Plan with respect to pension assets is to invest the assets in accordance with the Employee Retirement Security Act and fiduciary standards. The long-term primary objectives for the Plan are to provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, and to provide investment results that meet or exceed the Plan’s expected long-term rate of return.

	December 31, 2014
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Actual % of Plan Assets
Equity securities	$107,333	$107,333	—	—	68.97%
Debt securities	35,208	23,528	11,680	—	22.62%
Cash and equivalents	13,077	13,077	—	—	8.40%
Total pension assets	$155,618	$143,938	$11,680	$—
The investment policy for the Bancorporation Plan establishes an asset allocation whereby fixed income securities including cash and cash equivalents should comprise no less than 35% of Bancorporation Plan assets and whereby equity securities should not exceed 60% of Bancorporation Plan assets. Because the investment policy grants a 10% market value variance within the Bancorporation Plan when assessing overall asset allocation percentage, equity securities can comprise up to 70% of Bancorporation Plan assets before action is required.

Cash Flows

Following are estimated payments to pension plan participants in the indicated periods for each plan:

(Dollars in thousands)	BancShares Plan	Bancorporation Plan
2015	$19,648	$5,270
2016	21,412	5,594
2017	23,133	6,088
2018	24,767	6,679
2019	26,381	7,045
2020-2024	157,292	42,155

401(k) Savings Plans

BancShares Plans

Certain employees enrolled in the defined benefit plan are also eligible to participate in a 401(k) savings plan through deferral of portions of their salary. For employees who participate in the 401(k) savings plan who also continue to accrue additional years of service under the defined benefit plan, based on the employee’s contribution, BancShares matches up to 75 percent of the employee contribution up to 6 percent of compensation which is vested immediately.

At the end of 2007, current employees were given the option to continue to accrue additional years of service under the defined benefit plan or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, based on the employee’s contribution, BancShares matches up to 100 percent of the employees' contributions not to exceed 6 percent of compensation which is vested immediately. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a guaranteed contribution equal to 3 percent of the compensation of a participant who remains employed at the end of the calendar year. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plan and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008. Eligible employees hired after January 1, 2008, are eligible to participate in the enhanced 401(k) savings plan.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plans
Legacy Bancorporation had a 401(k) savings plan covering employees who elected to participate prior to September 1, 2007. As of October 1, 2014, BancShares assumed the plan requirement of matching 100 percent of the employees’ contribution of up to 3 percent of compensation and 50 percent of the employees’ contribution over 3 percent but not to exceed 6 percent of compensation. The matching funds contributed by the bank are 100 percent vested immediately.
Legacy Bancorporation also has an enhanced 401(k) savings plan covering employees hired or rehired on or after September 1, 2007 and which provided for benefits beginning January 1, 2008. As of October 1, 2014 acquisition date, BancShares assumed the plan requirement of matching up to 100 percent of the employees’ contributions not to 6 percent of compensation. Historically Bancorporation has contributed a profit sharing contribution equal to 3 percent of a participant’s compensation regardless of whether the participant is making contributions. The matching funds and profit sharing contributions contributed by the bank are 100 percent vested immediately.
Effective January 1, 2015, Bancshares merged the four 401(k) savings plans into two comprehensive plans for all employees. The legacy Bancorporation 401(k) savings plan and enhanced 401(k) savings plan were merged into the existing BancShares 401(k) savings plan and enhanced 401(k) savings plan, respectively. Participation in and terms of the BancShares 401(k) plan and enhanced 401(k) plan did not change as a result of the mergers.

BancShares made participating contributions to both the BancShares and legacy Bancorporation 401(k) plans totaling $16.4 million and $1.1 million for 2014, respectively. Contributions for the BancShares plan of $14.9 million and $14.1 million were made during 2013 and 2012, respectively.

Additional Benefits for Executives and Directors and Officers of Acquired Entities

FCB and FCB-SC have entered into contractual agreements with certain executives that provide payments for a period of ten years following separation from service at an agreed-upon age. These agreements also provide a death benefit in the event a participant dies before the term of the agreement ends. FCB has also assumed liability for contractual obligations to directors and officers of previously-acquired entities.

The following table provides the accrued liability as of December 31, 2014 and 2013, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2014	2013
Present value of accrued liability as of January 1	$23,960	$25,851
Benefits acquired in the 1st Financial merger	1,455	—
Benefits acquired in the Bancorporation merger	10,288	—
Benefit expense and interest cost	2,682	1,151
Benefits paid	(2,431)	(3,042)
Benefits forfeited	—	—
Present value of accrued liability as of December 31	$35,954	$23,960
Discount rate at December 31	4.27%	4.90%

NOTE N
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records these recoveries as noninterest income rather than as an adjustment to the allowance for loan and lease losses since charge-offs on PCI loans are primarily recorded through the nonaccretable difference. These recoveries totaled $16.2 million, $29.7 million and $10.5 million for years ended December 31, 2014, 2013 and 2012, respectively.

Other noninterest expense for the years ended December 31, 2014, 2013 and 2012, included the following:

(dollars in thousands)	2014	2013	2012
Cardholder processing	$11,950	$9,892	$11,816
Merchant processing	39,874	35,279	33,313
Collection	11,595	21,209	25,591
Processing fees paid to third parties	17,089	15,095	14,454
Cardholder reward programs	11,435	10,154	4,325
Telecommunications	10,834	10,033	11,131
Consultant	10,168	9,740	3,914
Advertising	11,461	8,286	3,897
Other	83,436	73,326	70,874
Total other noninterest expense	$207,842	$193,014	$179,315

NOTE O
INCOME TAXES

At December 31, income tax expense consisted of the following:

(Dollars in thousands)	2014	2013	2012
Current tax expense
Federal	$84,430	$46,848	$89,939
State	13,941	7,080	9,212
Total current tax expense	98,371	53,928	99,151
Deferred tax (benefit) expense
Federal	(30,658)	38,731	(26,501)
State	(2,681)	8,915	(7,921)
Total deferred tax (benefit) expense	(33,339)	47,646	(34,422)
Total income tax expense	$65,032	$101,574	$64,729
Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

(Dollars in thousands)	2014	2013	2012
Income taxes at statutory rates	$71,258	$93,956	$68,993
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,832)	(1,185)	(1,309)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	7,319	10,397	839
Acquisition stock settlement	(10,185)	—	—
Tax credits net of amortization	(2,896)	(960)	(2,372)
Other, net	1,368	(634)	(1,422)
Total income tax expense	$65,032	$101,574	$64,729

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset included the following components at December 31:

(Dollars in thousands)	2014	2013
Allowance for loan and lease losses	$79,537	$90,790
Pension liability	15,391	2,593
Executive separation from service agreements	23,849	9,321
State operating loss carryforward	29	36
Unrealized loss on cash flow hedge	1,673	2,786
Net unrealized loss on securities included in accumulated other comprehensive loss	—	6,541
Accelerated depreciation	5,550	—
FDIC assisted transactions timing differences	71,219	42,016
Other reserves	15,326	6,958
Other	25,746	10,569
Deferred tax asset	238,320	171,610
Accelerated depreciation	—	4,382
Lease financing activities	10,762	10,216
Net unrealized gain on securities included in accumulated other comprehensive loss	3,245	—
Net deferred loan fees and costs	4,772	4,302
Intangible assets	7,729	17,558
Security, loan and debt valuations	34,289	—
Other	11,395	4,564
Deferred tax liability	72,192	41,022
Net deferred tax asset	$166,128	$130,588
Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects. Under this standard, amortization of investments in qualified affordable housing projects is reported within income tax expense.

On October 1, 2014, Bancorporation merged with and into BancShares in a statutory merger treated as a "reorganization" within the meaning of section 368(a) of the Internal Revenue Code of 1986 as amended. Income tax expense has been adjusted for the settlement of the ownership of Bancorporation stock at the date of the merger. Income tax expense has also been adjusted for the revaluation of the acquired deferred inventory to reflect the rates that will apply under currently enacted tax law when the temporary differences are expected to reverse.

No valuation allowance was necessary as of December 31, 2014 to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized.

Under GAAP, the benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit. The liability for unrecognized tax benefits was not material at December 31, 2014 and 2013, and changes in the liability were not significant during 2014, 2013 and 2012. BancShares does not expect the liability for unrecognized tax benefits to change significantly during 2015. BancShares recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2014, 2013 and 2012 were not material.

During the third quarter of 2013, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted July 23, 2013. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in income tax expense in 2013.

BancShares, its subsidiaries', and Bancorporation's federal income tax returns are currently under examination for 2010 and 2012, and in California for 2009 and 2010. Generally, the state jurisdictions in which BancShares files income tax returns are subject to examination for a period up to four years after returns are filed.

NOTE P
TRANSACTIONS WITH RELATED PERSONS

BancShares had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons) and entities that are controlled by Related Persons.

In connection with the Bancorporation merger, BancShares completed an analysis of the control ownership of BancShares and Bancorporation and determined that common control did not exist.

For those identified as Related Persons as of December 31, 2014, the following table provides an analysis of changes in the loans outstanding during 2014:

(dollars in thousands)
Balance at January 1, 2014	$1,825
New loans	39
Repayments	(819)
Balance at December 31, 2014	$1,045

Unfunded loan commitments available to Related Persons totaled $1.3 million and $5.5 million as of December 31, 2014 and 2013, respectively.

During 2014, 2013 and 2012, fees from processing services included $17.2 million, $21.6 million and $33.7 million, respectively, for services rendered to entities controlled by Related Persons. The 2014 amount includes $16.8 million earned from Bancorporation prior to the merger as it was considered an entity controlled by Related Persons. Effective with the merger there are no longer any fees earned from Bancorporation. The amounts recorded from the largest individual institution totaled $16.8 million, $20.4 million and $22.8 million for 2014, 2013 and 2012, respectively. Also, prior to 2013, BancShares provided various processing and operational services to other financial institutions, some of which are controlled by Related Persons. During the first quarter of 2013, BancShares sold its rights and most of its obligations under various service agreements with client banks, including two banks that are controlled by Related Persons.

In the third quarter of 2014, BancShares purchased $25.0 million of FCB/SC Capital Trust II's outstanding Trust Preferred Securities from an unaffiliated third party. BancShares paid approximately $23.0 million, plus unpaid accrued distributions on the securities for the current distribution period, for the Trust Preferred Securities.

Investment securities available for sale include an investment in Bancorporation at December 31, 2013 with a carrying value of $21.6 million and cost of $452,000. Due to the merger with Bancorporation in the fourth quarter of 2014 these shares were canceled and ceased to exist at October 1, 2014.

NOTE Q
DERIVATIVES

At December 31, 2014, BancShares had an interest rate swap that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The following table provides the notional amount of the interest rate swap and the fair value of the liability as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$4,337	$93,500	$7,220

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. At December 31, 2014 and 2013, collateral with a fair value of $7.0 million was pledged to secure the existing obligation under the interest rate swap.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income (loss), while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income. For the years ended December 31, 2014, 2013 and 2012, BancShares recognized interest expense of $3.3 million, $3.3 million and $3.1 million, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The estimated net amount in accumulated other comprehensive loss at December 31, 2014 that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $2.2 million.

BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE R
GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill totaled $139.8 million and $102.6 million at December 31, 2014 and 2013, with no impairment recorded during 2014, 2013 and 2012. The following table presents the changes in the carrying amount of goodwill.

(Dollars in thousands)	2014	2013
Balance at January 1	$102,625	$102,625
Acquired in the 1st Financial merger	32,915	—
Acquired in the Bancorporation merger	4,233	—
Balance at December 31	$139,773	$102,625

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

BancShares performs annual impairment tests as of July 31 each year. After the first step for 2014 and 2013, no further analysis was required as there was no indication of impairment.

Mortgage Servicing Rights

The activity of the servicing asset for 2014 and 2013 is presented in the following table:

(Dollars in thousands)	2014	2013
Balance at January 1	$16	$1,784
Servicing rights originated	727	—
Amortization	(919)	(205)
Servicing rights acquired in the 1st Financial merger	148	—
Servicing rights acquired in the Bancorporation merger	17,566	—
Servicing assets sold	—	(1,563)
Valuation allowance	$(850)	$—
Balance at December 31	$16,688	$16

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2014, BancShares acquired the rights to service mortgage loans that had previously been sold by Bancorporation and also recorded a mortgage servicing asset from the 1st Financial merger. The acquired assets were recorded at fair value and amortized over the remaining estimated servicing lives, which were estimated to be 5.5 years and 3 months for the Bancorporation and 1st Financial mergers, respectively, as of the acquisition date. During 2013, BancShares sold substantially all of its servicing asset acquired for the rights to service mortgage loans that had previously been sold by United Western. BancShares does not hedge its mortgage servicing asset.
As of December 31, 2014 and 2013, the fair market values of mortgage servicing rights were $16.7 million and $16.0 thousand, respectively. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the years ended December 31, 2014, 2013 and 2012 were $1.3 million, $0.3 million, and $0.6 million respectively. These amounts are included in mortgage income in the Consolidated Statements of Income.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $0.9 million, $0.2 million, and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense included impairment of $0.9 million and $0.3 million for the years ended 2014 and 2012, respectively. There was no impairment recorded for the year ended 2013.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of December 31, 2014:

2014
Discount rate - conventional fixed loans	7.2%
Discount rate - all loans excluding conventional fixed loans	9.2%
Weighted average constant prepayment rate	14.25%
Weighted average cost to service loans	$56.02

Other Intangible Assets

The following information relates to other intangible assets, all customer-related, which are being amortized over their estimated useful lives:

(dollars in thousands)	2014	2013
Balance at January 1	$1,247	$3,556
Acquired in the 1st Financial merger	3,780	—
Acquired in the Bancorporation merger	91,850	—
Amortization	(6,955)	(2,309)
Balance at December 31	$89,922	$1,247

Core deposit intangibles comprise the majority of the other intangible assets as of December 31, 2014. BancShares recorded $88.0 million and $3.8 million in core deposit intangibles related to the Bancorporation and 1st Financial mergers, respectively. Intangible assets generated by acquisitions, which represent the estimated fair value of core deposits and other customer relationships that were acquired, are being amortized on an accelerated basis over their estimated useful lives. The estimated useful remaining lives range from less than 1 year to no more than 10 years.

The gross amount of other intangible assets and accumulated amortization as of December 31, 2014 and 2013, are:

(dollars in thousands)	2014	2013
Gross balance	$114,596	$18,966
Accumulated amortization	(24,674)	(17,719)
Carrying value	$89,922	$1,247

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

(dollars in thousands)
2015	$18,576
2016	16,200
2017	13,951
2018	11,701
2019	9,457

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

Based on the most recent notifications from its regulators, FCB and FCB-SC are well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2014, BancShares, FCB, and FCB-SC met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect each entity's well-capitalized status.

Following is an analysis of capital ratios for BancShares, FCB, and FCB-SC as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Amount	Ratio	Requirements to be well-capitalized	Amount	Ratio	Requirements to be well-capitalized
BancShares
Tier 1 capital (1)	$2,690,324	13.61%	6.00%	$2,103,926	14.89%	6.00%
Total capital (1)	2,904,123	14.69%	10.00%	2,315,579	16.39%	10.00%
Leverage capital (1)	2,690,324	8.91%	5.00%	2,103,926	9.80%	5.00%
FCB
Tier 1 capital (1)	2,019,595	13.12%	6.00%	1,978,136	14.10%	6.00%
Total capital (1)	2,212,163	14.37%	10.00%	2,179,248	15.54%	10.00%
Leverage capital (1)	2,019,595	9.30%	5.00%	1,978,136	9.34%	5.00%
FCB-SC
Tier 1 capital	653,515	15.11%	6.00%	734,218	17.09%	6.00%
Total capital	657,475	15.20%	10.00%	787,962	18.34%	10.00%
Leverage capital	653,515	7.89%	5.00%	734,218	9.12%	5.00%
(1) Amounts for 2013 have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.

As of December 31, 2014, BancShares had $128.5 million of trust preferred capital securities included in tier 1 capital. Beginning January 1, 2015, 75 percent of BancShares' trust preferred capital securities will be excluded from tier 1 capital, with the remaining 25 percent phased out January 1, 2016.

At December 31, 2014, tier 2 capital of BancShares included $9.0 million of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018. At December 31, 2013, tier 2 capital of BancShares included $25.0 million of qualifying subordinated debt with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in tier 2 capital by 20 percent for each year until the debt matures. The qualifying subordinated debt with a scheduled maturity date of June 1, 2015 was completely removed from tier 2 capital during the second quarter of 2014, one year prior to the scheduled maturity of the subordinated debt.

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

Additionally, trust preferred securities and cumulative preferred securities are required to be phased out of tier 1 capital by 2016. The inclusion of accumulated other comprehensive income in tier 1 common equity, as described in the proposed rules, is only applicable for institutions larger than $50 billion in assets. Management continues to monitor developments and remains committed to managing capital levels in a prudent manner.

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

During the second quarter of 2013, BancShares' board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014. As of December 31, 2014, no purchases had occurred pursuant to that authorization. This authorization terminated on June 30, 2014 and was not extended.

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2014, the amount was $1.48 billion. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $672.4 million. Dividends declared by FCB amounted to $30.0 million in 2014, $131.0 million in 2013 and $179.6 million in 2012. Dividends declared by FCB-SC amounted to $52.4 million in 2014.

BancShares, FCB, and FCB-SC are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2014, the requirements averaged $382.7 million.

NOTE T
COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At December 31, 2014, BancShares had unused commitments totaling $7.19 billion, compared to $5.84 billion at December 31, 2013. Total unfunded commitments relating to investments in affordable housing projects totaled $16.8 million and $19.8 million at December 31, 2014 and December 31, 2013, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheet.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. To minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2014 and 2013, BancShares had standby letters of credit amounting to

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$77.4 million and $54.8 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.2 million and $3.6 million as of December 31, 2014 and 2013, respectively, for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $28.7 million and $93.4 million as of December 31, 2014 and 2013, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for five FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents an estimated payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC for loss share agreements. As of December 31, 2014 and 2013, the clawback liability was $116.5 million and $109.4 million, respectively.

BancShares and various subsidiaries have been named as defendants in legal actions arising from their normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed in the various merger transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

NOTE U
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included the following as of December 31, 2014, and December 31, 2013:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax benefit	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive loss	Deferred tax expense (benefit)	Accumulated other comprehensive loss, net of tax
Unrealized gains (losses) on investment securities available for sale	$8,343	$3,245	$5,098	$(16,632)	$(6,541)	$(10,091)
Unrealized loss on cash flow hedge	(4,337)	(1,673)	(2,664)	(7,220)	(2,786)	(4,434)
Funded status of defined benefit plan	(90,696)	(35,281)	(55,415)	(17,582)	(6,839)	(10,743)
Total	$(86,690)	$(33,709)	$(52,981)	$(41,434)	$(16,166)	$(25,268)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014, and December 31, 2013:

(Dollars in thousands)	Unrealized gains and losses on available-for-sale securities(1)	Gains and losses on cash flow hedges(1)	Defined benefit pension items(1)	Total
Balance at January 1, 2013	$20,517	$(6,292)	$(96,331)	$(82,106)
Other comprehensive income (loss) before reclassifications	(30,608)	1,858	75,082	46,332
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	10,506	10,506
Net current period other comprehensive income (loss)	(30,608)	1,858	85,588	56,838
Balance at December 31, 2013	(10,091)	(4,434)	(10,743)	(25,268)
Other comprehensive income (loss) before reclassifications	(2,683)	1,770	(47,946)	(48,859)
Amounts reclassified from accumulated other comprehensive loss	17,872	—	3,274	21,146
Net current period other comprehensive income (loss)	15,189	1,770	(44,672)	(27,713)
Balance at December 31, 2014	$5,098	$(2,664)	$(55,415)	$(52,981)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the twelve months ended December 31, 2014 and December 31, 2013:

(Dollars in thousands)	Year ended December 31, 2014
Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities
	$(29,096)	Securities gains
	11,224	Income taxes
	$(17,872)	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(5,148)	Employee benefits
	(5,358)	Income before income taxes
	2,084	Income taxes
	$(3,274)	Net income
Total reclassifications for the period	$(21,146)

	Year ended December 31, 2013
Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(16,985)	Employee benefits
	(17,195)	Income before income taxes
	6,689	Income taxes
	$(10,506)	Net income
Total reclassifications for the period	$(10,506)
(1) Amounts in parentheses indicate debits to profit/loss.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE V
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Cash	$24,026	$13,047
Investment securities available for sale	110,644	234,488
Investment in subsidiaries (1)	2,815,866	2,053,292
Due from subsidiaries	295,994	145,666
Other assets	74,157	144,998
Total assets	$3,320,687	$2,591,491
Liabilities and Shareholders' Equity
Short-term borrowings	$485,207	$411,907
Long-term obligations	136,717	96,392
Other liabilities	11,169	11,730
Shareholders' equity (1)	2,687,594	2,071,462
Total liabilities and shareholders' equity (1)	$3,320,687	$2,591,491
(1) Amounts for 2013 have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2014	2013	2012
Interest income	$1,784	$1,387	$1,353
Interest expense	9,694	7,065	15,435
Net interest loss	(7,910)	(5,678)	(14,082)
Dividends from subsidiaries	82,419	131,006	179,588
Other income	33,600	3,620	2,843
Other operating expense	6,534	2,344	6,384
Income before income tax benefit and equity in undistributed net income of subsidiaries	101,575	126,604	161,965
Income tax benefit	(2,590)	(2,095)	(8,417)
Income before equity in undistributed net income of subsidiaries	104,165	128,699	170,382
Equity (excess distributions) in undistributed net income of subsidiaries (1)	34,397	38,170	(37,987)
Net income (1)	$138,562	$166,869	$132,395
(1) Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income (1)	$138,562	$166,869	$132,395
Adjustments
Excess distributions (undistributed) net income of subsidiaries (1)	(34,397)	(38,170)	37,987
Net amortization of premiums and discounts	594	334	439
Securities gains	(29,126)	—	(2,274)
Gain on elimination of acquired debt	(1,988)	—	—
Gain on sale of other assets	—	(1,331)	—
Other than temporary impairment on securities	—	—	45
Change in other assets	93,385	(61,704)	30,761
Change in other liabilities	2,250	(2,096)	(10,148)
Net cash provided by operating activities	169,280	63,902	189,205
INVESTING ACTIVITIES
Net change in due from subsidiaries	(150,328)	(67,154)	42,323
Purchases of investment securities	(33,243)	(126,197)	(111,409)
Proceeds from sales, calls, and maturities of securities	114,208	135,000	112,625
Investment in subsidiaries	1,579	1,489	9,298
Business acquisitions, net of cash acquired	(24,772)	—	—
Net cash (used) provided by investing activities	(92,556)	(56,862)	52,837
FINANCING ACTIVITIES
Net change in short-term borrowings	(1,211)	12,860	23,651
Retirement of long-term obligations	(52,372)	—	(155,305)
Stock issuance costs	(619)	—	—
Repurchase of common stock	—	(321)	(103,624)
Cash dividends paid	(11,543)	(8,663)	(15,398)
Net cash provided (used) by financing activities	(65,745)	3,876	(250,676)
Net change in cash	10,979	10,916	(8,634)
Cash balance at beginning of year	13,047	2,131	10,765
Cash balance at end of year	$24,026	$13,047	$2,131
CASH PAYMENTS FOR:
Interest	$5,079	$6,904	$25,574
Income taxes	127,970	102,890	66,453
(1) Amounts for 2013 and 2012 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to qualified affordable housing projects.
NOTE W
SUBSEQUENT EVENTS
The merger of BancShares' South Carolina bank subsidiary, FCB-SC, into and with FCB became effective January 1, 2015. FCB is the surviving bank in the merger. FCB-SC is the former bank subsidiary of First Citizens Bancorporation, Inc. and became a separate bank subsidiary of BancShares when Bancorporation was merged into BancShares effective on October 1, 2014. See Note B for additional information regarding the Bancorporation merger.

On February 13, 2015, FCB announced that it entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of Capitol City Bank & Trust Company ("Capitol City") of Atlanta, Georgia. The Georgia Department of Banking and Finance closed Capitol City on February 13, 2015 and appointed the FDIC as receiver. On February 14, 2015, Capitol City branches began operating as Capitol City Bank & Trust, a division of FCB. Under the terms of the agreement, First Citizens Bank has the option to purchase any owned bank premises or to assume the leases on any or all of the banking offices. Due to the close proximity of the acquisition date and the date that BancShares' financial statements were issued, preliminary fair value estimates are not available.

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

2.7	Agreement and Plan of Merger by and between Registrant and First Citizens Bancorporation, Inc., dated as of June 10, 2014 (incorporated by reference from Registrant’s Form 8-K dated June 10, 2014)
2.8
First Amendment to Agreement and Plan of Merger by and between Registrant and First Citizens Bancorporation, Inc., dated as of July 29, 2014 (incorporated by reference from Registrant’s Form 8-K dated July 29, 2014).

3.1	Certificate of Incorporation of the Registrant, as amended (filed herewith)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated June 10, 2014)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
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
4.7
Junior Subordinated Indenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.8
Form of Guaranty Agreement between First Citizens Bancorporation, Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, dated as of May 7, 2004 (previously filed as Exhibit 4.2 to Bancorporation's (Commission File No. 0-11172) Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2004, and incorporated herein by reference)

4.9
Junior Subordinated Indenture between First Citizens Bancorporation, Inc., and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated as of May 7, 2004 (previously filed as Exhibit 4.3 to Bancorporation's (Commission File No. 0-11172) Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2004, and incorporated herein by reference)

4.10
First Supplemental Indenture between Registrant and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated October 1, 2014 (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)

4.11
Indenture dated April 5, 2005, between First Citizens Bancorporation, Inc., and Deutsche Bank Trust Company Americas, as Trustee (previously filed as Exhibit 4.1 to Bancorporation's (Commission File No. 0-11172) Current Report on Form 8-K, filed with the Commission on April 11, 2005, and incorporated herein by reference)

4.12
First Supplemental Indenture dated April 5, 2005, between First Citizens Bancorporation, Inc., and Deutsche Bank Trust Company Americas, as Trustee (previously filed as Exhibit 4.2 to Bancorporation’s (Commission File No. 0-11172) Current Report on Form 8-K, filed with the Commission on April 11, 2005, and incorporated herein by reference).

4.13
Second Supplemental Indenture dated October 1, 2014, between Registrant and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)

4.14	8% Subordinated Note due 2018 (Louise T. Adams) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
4.15	8% Subordinated Note due 2018 (Greta T. Covington) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
4.16	8% Subordinated Note due 2018 (John H. Terrell, III) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 8-K dated February 3, 2009)

10.3
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.4
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Edward L. Willingham, IV (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.5
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.6
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)

10.7
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 8-K dated February 4, 2009)

10.8
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2010)

10.9	Retirement and Consultation Agreement and Release between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Glenn McCoy (filed herewith)
10.10
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant's subsidiary, First Citizens-Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow. (filed herewith)

10.11
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant's subsidiary, First Citizens-Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix. (filed herewith)

10.12	409A Deferred Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (filed herewith)
10.13	Deferred Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First-Citizens Bank and Trust Company, Inc. (filed herewith)
10.14	Long-Term Incentive Plan, of Registrant's subsidiary, First-Citizens Bank & Trust Company (incorporated by reference from Registrant's Form 8-K dated April 29, 2014)
10.15	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference from Registrant's Form 8-K dated April 29, 2014)
10.16	Long-Term Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (filed herewith)
10.17
Long-Term Compensation Plan 2011 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig Nix (filed herewith)

10.18
Long-Term Compensation Plan 2011 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter Bristow (filed herewith)

10.19
Long-Term Compensation Plan 2012 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig Nix (filed herewith)

10.20
Long-Term Compensation Plan 2012 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter Bristow (filed herewith)

10.21
Long-Term Compensation Plan 2013 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig Nix (filed herewith)

10.22
Long-Term Compensation Plan 2013 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter Bristow (filed herewith)

10.23
2014 Senior Executive Management Incentive Plan agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig Nix (filed herewith)

10.24
2014 Senior Executive Management Incentive Plan agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter Bristow (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2015 Annual Meeting (separately filed)
*101.INS	XBRL Instance Document (filed herewith)
*101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2015

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 25, 2015.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 25, 2015

/S/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer)	February 25, 2015

/S/ LORIE K. RUPP Lorie K. Rupp	Vice President and Chief Accounting Officer (principal accounting officer)	February 25, 2015

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 25, 2015

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 25, 2015

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 25, 2015

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 25, 2015

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 25, 2015

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 25, 2015

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 25, 2015

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 25, 2015

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 25, 2015

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 25, 2015

/s/ JAMES M. PARKER * James M. Parker	Director	February 25, 2015

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 25, 2015, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ CRAIG L. NIX
Craig L. Nix As Attorney-In-Fact