Form 10-Q
period 2015-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2015-05-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—$1 Par Value—11,005,220 shares
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of May 6, 2015)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$495,901	$604,182
Overnight investments	2,458,923	1,724,919
Investment securities available for sale	7,045,109	7,171,917
Investment securities held to maturity	441	518
Loans held for sale	66,508	63,696
Loans and leases	19,091,757	18,769,465
Less allowance for loan and lease losses	(205,553)	(204,466)
Net loans and leases	18,886,204	18,564,999
Premises and equipment	1,116,293	1,125,081
Other real estate owned:
Covered under loss share agreements	17,302	22,982
Not covered under loss share agreements	72,690	70,454
Income earned not collected	63,165	57,254
FDIC loss share receivable	21,340	28,701
Goodwill	139,773	139,773
Other intangible assets	101,904	106,610
Other assets	368,096	394,027
Total assets	$30,853,649	$30,075,113
Liabilities
Deposits:
Noninterest-bearing	$8,484,192	$8,086,784
Interest-bearing	17,816,638	17,591,793
Total deposits	26,300,830	25,678,577
Short-term borrowings	941,850	987,184
Long-term obligations	468,180	351,320
FDIC loss share payable	118,645	116,535
Other liabilities	258,767	253,903
Total liabilities	28,088,272	27,387,519
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at March 31, 2015 and December 31, 2014)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2015 and December 31, 2014)	1,005	1,005
Surplus	658,918	658,918
Retained earnings	2,129,860	2,069,647
Accumulated other comprehensive loss	(35,411)	(52,981)
Total shareholders’ equity	2,765,377	2,687,594
Total liabilities and shareholders’ equity	$30,853,649	$30,075,113

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2015	2014
Interest income
Loans and leases	$210,862	$161,034
Investment securities interest and dividend income	19,310	11,748
Overnight investments	1,338	612
Total interest income	231,510	173,394
Interest expense
Deposits	5,629	6,825
Short-term borrowings	1,934	585
Long-term obligations	3,782	5,053
Total interest expense	11,345	12,463
Net interest income	220,165	160,931
Provision (credit) for loan and lease losses	5,792	(1,903)
Net interest income after provision (credit) for loan and lease losses	214,373	162,834
Noninterest income
Gain on acquisition	37,555	—
Cardholder services	18,401	11,832
Merchant services	18,880	13,521
Service charges on deposit accounts	22,058	14,440
Wealth management services	20,880	14,880
Fees from processing services	50	4,861
Securities gains	5,126	—
Other service charges and fees	5,455	3,944
Mortgage income	4,549	955
Insurance commissions	3,297	3,287
ATM income	1,664	1,202
Adjustments to FDIC loss share receivable	(1,047)	(12,349)
Other(1)	8,510	5,741
Total noninterest income	145,378	62,314
Noninterest expense
Salaries and wages	106,543	79,353
Employee benefits	30,146	20,100
Occupancy expense	25,620	20,410
Equipment expense	23,541	18,773
FDIC insurance expense	4,271	2,636
Foreclosure-related expenses	2,557	5,410
Merger-related expenses	2,997	2,453
Other	62,585	41,895
Total noninterest expense	258,260	191,030
Income before income taxes	101,491	34,118
Income taxes(1)	37,675	11,639
Net income(1)	$63,816	$22,479
Average shares outstanding	12,010,405	9,618,941
Net income per share(1)	$5.31	$2.34
(1) Amounts for 2014 period have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments in qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2015	2014
Net income(1)	$63,816	$22,479
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized securities gains arising during period	30,415	11,899
Tax effect	(11,813)	(4,643)
Reclassification adjustment for gains included in income before income taxes	(5,126)	—
Tax effect	1,977	—
Total change in unrealized gains on securities, net of tax	15,453	7,256
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	576	719
Tax effect	(222)	(278)
Total change in unrecognized loss on cash flow hedges, net of tax	354	441
Change in pension obligation:
Reclassification adjustment for losses included in income before income taxes	2,886	1,599
Tax effect	(1,123)	(622)
Total change in pension obligation, net of tax	1,763	977
Other comprehensive income	17,570	8,674
Total comprehensive income(1)	$81,386	$31,153
(1) Amounts for 2014 period have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2013	$8,586	$1,033	$143,766	$1,943,345	$(25,268)	$2,071,462
Net income(1)	—	—	—	22,479	—	22,479
Other comprehensive income, net of tax	—	—	—	—	8,674	8,674
Cash dividends ($0.30 per share)	—	—	—	(2,885)	—	(2,885)
Balance at March 31, 2014	$8,586	$1,033	$143,766	$1,962,939	$(16,594)	$2,099,730

Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
Net income	—	—	—	63,816	—	63,816
Other comprehensive income, net of tax	—	—	—	—	17,570	17,570
Cash dividends ($0.30 per share)	—	—	—	(3,603)	—	(3,603)
Balance at March 31, 2015	$11,005	$1,005	$658,918	$2,129,860	$(35,411)	$2,765,377
(1) Amount for the 2014 period has been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(1)	$63,816	$22,479
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan and lease losses	5,792	(1,903)
Deferred tax benefit(1)	(10,203)	(4,960)
Net change in current taxes	13,310	40,710
Depreciation	21,965	17,684
Increase (decrease) in accrued interest payable	176	(1,062)
Net increase in income earned not collected	(5,911)	(1,278)
Gain on acquisition	(37,555)	—
Securities gains	(5,126)	—
Origination of loans held for sale	(126,547)	(67,862)
Proceeds from sale of loans held for sale	127,203	64,009
Gain on sale of loans	(3,468)	(1,054)
Net writedowns/losses on other real estate	1,978	3,441
Net amortization of premiums and discounts(1)	(17,150)	(5,413)
Amortization of intangible assets	5,206	637
FDIC receivable for loss share agreements	8,092	4,359
FDIC payable for loss share agreements	2,110	1,961
Net change in other assets(1)	19,380	(8,891)
Net change in other liabilities	(336)	225
Net cash provided by operating activities	62,732	63,082
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(168,341)	(4,788)
Purchases of investment securities available for sale	(626,268)	(911,409)
Proceeds from maturities/calls of investment securities held to maturity	77	125
Proceeds from maturities/calls of investment securities available for sale	330,500	866,803
Proceeds from sales of investment securities available for sale	481,708	—
Net increase in overnight investments	(734,004)	(302,145)
Cash paid to the FDIC for loss share agreements	(5,762)	(3,490)
Proceeds from sales of other real estate	22,794	10,602
Additions to premises and equipment	(13,177)	(17,326)
Business acquisition, net of cash acquired	123,137	18,194
Net cash used by investing activities	(589,336)	(343,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(189,906)	(51,268)
Net increase in demand and other interest-bearing deposits	545,807	308,876
Net change in short-term borrowings	(50,835)	35,970
Repayment of long-term obligations	(3,140)	(469)
Origination of long-term obligations	120,000	—
Cash dividends paid	(3,603)	(2,885)
Net cash provided by financing activities	418,323	290,224
Change in cash and due from banks	(108,281)	9,872
Cash and due from banks at beginning of period	604,182	533,599
Cash and due from banks at end of period	$495,901	$543,471
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$21,300	$4,832
Dividends declared but not paid	3,603	2,885
(1) Amounts for 2014 period have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
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

General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications
Prior period financial statements reflect the retrospective application of Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments Qualified Affordable Housing Projects which was adopted effective in the fourth quarter of 2014 and did not have a material impact on our consolidated financial condition or results of operations. In certain instances other than the retrospective adoption of ASU 2014-01, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income.

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

•	Allowance for loan and lease losses

•	Fair value of financial instruments, including acquired assets and assumed liabilities

•	Pension plan assumptions

•	Cash flow estimates on purchased credit-impaired loans

•	Receivable from and payable to the FDIC for loss share agreements

•	Income tax assets, liabilities and expense
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
This ASU requires a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.

The amendments in this ASU were effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted this guidance effective in the first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations.
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
The accounting changes in this ASU were effective for fiscal years beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale was effective for the fiscal period beginning after December 15, 2014, the disclosures for transactions accounted for as secured borrowings were required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. We adopted the guidance effective in the first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note I.
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

The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the guidance effective in the first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note F.
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
BancShares early adopted the guidance effective in the fourth quarter of 2014. Previously, LIHTC investments were accounted for under the cost or equity method, and the amortization was recorded as a reduction to other noninterest income, with the tax credits and other benefits received recorded as a component of the provision for income taxes. BancShares believes the proportional amortization method better represents the economics of LIHTC investments and provides users with a better understanding of the returns from such investments than the cost or equity method. LIHTC investments were $65.3 million and $57.1 million at March 31, 2015 and December 31, 2014, respectively, included in "other assets" on the Consolidated Balance Sheets.
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
Recently Issued Accounting Pronouncements
FASB ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.
This ASU is effective for interim and annual periods beginning after December 15, 2015 for public companies, and is to be applied retrospectively. Early adoption is permitted. We will adopt the guidance effective in the first quarter of 2016.
FASB ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This ASU improves targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.
The amendments in this ASU are effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted. We will adopt the guidance effective in the first quarter of 2016 and do not anticipate any significant impact on our consolidated financial position or consolidated results of operations as a result of adoption.
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
NOTE B - BUSINESS COMBINATIONS
Capitol City Bank & Trust Company
On February 13, 2015, FCB entered into an agreement with the Federal Deposit Insurance Corporation ("FDIC"), as Receiver, to purchase certain assets and assume certain liabilities of Capitol City Bank & Trust Company ("CCBT") of Atlanta, Georgia. The acquisition expanded FCB's presence in Georgia as Capitol City Bank & Trust Company operated eight branch locations in Atlanta, Stone Mountain, Albany, Augusta and Savannah, Georgia.

The fair value of the assets acquired recorded was $206.6 million, including $149.3 million in loans and $500 thousand of identifiable intangible assets. Liabilities assumed were $272.5 million of which $266.4 million were deposits. As a result of the transaction, FCB recorded a gain on the acquisition of $37.6 million which is included in noninterest income on the Consolidated Statements of Income.

The CCBT transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$19,622
Investment securities	35,413
Loans	149,294
Intangible assets	500
Other assets	1,731
Total assets acquired	206,560
Liabilities
Deposits	266,352
Short-term borrowings	5,501
Other liabilities	667
Total liabilities assumed	272,520
Fair value of net liabilities assumed	(65,960)
Cash received from FDIC	103,515
Gain on acquisition of CCBT	$37,555
Merger-related expenses of $213 thousand were recorded in the Consolidated Statement of Income for the first quarter of 2015. Loan-related interest income generated from the CCBT was approximately $1.3 million since the acquisition date.
All loans resulting from the CCBT transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as purchased credit-impaired (PCI) loans under ASC 310-30.

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
Under the terms of the Merger Agreement, each share of Bancorporation common stock was converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elected for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. BancShares issued 2,586,762 Class A common shares at a fair value of $560.4 million and 18,202 Class B common shares at a fair value of $3.9 million to Bancorporation shareholders. Also, cash paid to Bancorporation shareholders was $30.4 million. At the time of the merger, Bancorporation owned 32,042 shares of common stock in Bancorporation with an approximate fair value of $29.6 million. The fair value of common stock owned by BancShares in Bancorporation was considered part of the purchase price, and the shares ceased to exist after completion of the merger.
The Bancorporation transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Assets acquired, excluding goodwill, totaled $8.28 billion, including $4.49 billion in loans and leases, $2.01 billion of investment securities available for sale, $1.28 billion in cash and overnight investments, and $109.4 million of identifiable intangible assets. Liabilities assumed were $7.66 billion, including $7.17 billion of deposits. Goodwill of $4.2 million was recorded as result of the excess purchase price over the estimated fair value of the net assets acquired.
The following unaudited pro forma financial information reflects the consolidated results of operations of BancShares. These results combine the historical results of Bancorporation in the BancShares' Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place at the beginning of the period presented. The unaudited pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future results of operations of BancShares.

Three months ended March 31
(Dollars in thousands)	2014
Total revenue (interest income plus noninterest income)	$323,524
Net income	$37,230

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$2,237,002	$9,966	$2	$2,246,966
Government agency	988,563	2,382	51	990,894
Mortgage-backed securities	3,785,912	27,006	5,669	3,807,249
Total investment securities available for sale	$7,011,477	$39,354	$5,722	$7,045,109

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$2,626,900	$2,922	$152	$2,629,670
Government agency	908,362	702	247	908,817
Mortgage-backed securities	3,628,187	16,964	11,847	3,633,304
Municipal securities	125	1	—	126
Total investment securities available for sale	$7,163,574	$20,589	$12,246	$7,171,917

	March 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$441	$18	$—	$459

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$518	$26	$—	$544

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$504,826	$505,182	$447,866	$447,992
One through five years	2,720,739	2,732,678	3,087,521	3,090,621
Mortgage-backed securities	3,785,912	3,807,249	3,628,187	3,633,304
Total investment securities available for sale	$7,011,477	$7,045,109	$7,163,574	$7,171,917
Investment securities held to maturity
Mortgage-backed securities held to maturity	$441	$459	$518	$544

For each period presented, securities gains (losses) included the following:

	Three months ended March 31
(Dollars in thousands)	2015	2014
Gross gains on sales of investment securities available for sale	$5,135	$—
Gross losses on sales of investment securities available for sale	(9)	—
Total securities gains	$5,126	$—

The following table provides information regarding securities with unrealized losses as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$13,024	$2	$—	$—	$13,024	$2
Government agency	69,660	51	—	—	69,660	51
Mortgage-backed securities	562,616	1,645	317,685	4,024	880,301	5,669
Total	$645,300	$1,698	$317,685	$4,024	$962,985	$5,722

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$338,612	$151	$1,015	$1	$339,627	$152
Government agency	261,288	247	—	—	261,288	247
Mortgage-backed securities	573,374	1,805	831,405	10,042	1,404,779	11,847
Total	$1,173,274	$2,203	$832,420	$10,043	$2,005,694	$12,246
Investment securities with an aggregate fair value of $317.7 million and $832.4 million had continuous unrealized losses for more than 12 months as of March 31, 2015 and December 31, 2014, with an aggregate unrealized loss of $4.0 million and $10.0 million, respectively. As of March 31, 2015, all 38 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of March 31, 2015 or December 31, 2014 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.45 billion at March 31, 2015 and $4.37 billion at December 31, 2014 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

NOTE D - LOANS AND LEASES
Loans and leases are evaluated at acquisition and where a discount is required at least in part due to credit quality, the nonrevolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with
Deteriorated Credit Quality. Loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date. Conversely, Non-PCI loans include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans, or loans that do not have a discount, due at least in part, to credit quality at the time of acquisition. All loans acquired in the CCBT acquisition are accounted for as PCI loans.
BancShares reports PCI and non-PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics.
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

Loans and leases outstanding include the following at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$608,556	$550,568
Commercial mortgage	7,591,745	7,552,948
Other commercial real estate	262,293	244,875
Commercial and industrial	2,072,414	1,988,934
Lease financing	603,737	571,916
Other	354,713	353,833
Total commercial loans	11,493,458	11,263,074
Noncommercial:
Residential mortgage	2,524,549	2,520,542
Revolving mortgage	2,528,257	2,561,800
Construction and land development	170,208	120,097
Consumer	1,127,942	1,117,454
Total noncommercial loans	6,350,956	6,319,893
Total non-PCI loans and leases	17,844,414	17,582,967
PCI loans:
Commercial:
Construction and land development	70,049	78,079
Commercial mortgage	653,846	577,518
Other commercial real estate	40,841	40,193
Commercial and industrial	24,134	27,254
Other	2,886	3,079
Total commercial loans	791,756	726,123
Noncommercial:
Residential mortgage	380,490	382,340
Revolving mortgage	70,363	74,109
Construction and land development	874	912
Consumer	3,860	3,014
Total noncommercial loans	455,587	460,375
Total PCI loans	1,247,343	1,186,498
Total loans and leases	$19,091,757	$18,769,465
At March 31, 2015, $3.25 billion in noncovered loans with a lendable collateral value of $2.30 billion are used to secure $290.3 million in Federal Home Loan Bank ("FHLB") of Atlanta advances, resulting in additional borrowing capacity of $2.01 billion. At December 31, 2014, $3.16 billion in noncovered loans with a lendable collateral value of $2.20 billion used to secure $240.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $1.96 billion.
At March 31, 2015, $443.1 million of total loans and leases were covered under loss share agreements, compared to $485.3 million at December 31, 2014. At the beginning of the second quarter of 2015, the loss share protection will expire for non-single family residential loans acquired from Sun American Bank ("SAB") and all loans acquired from First Regional Bank ("FRB"). Loan balances at March 31, 2015 for the expiring agreements from SAB and FRB were $43.2 million and $53.9 million, respectively. The loss share protection for Williamsburg First National Bank non-single family residential loans with a balance of $8.4 million at March 31, 2015 will expire at the beginning of the fourth quarter of 2015.

The unamortized discount related to the non-PCI loans and leases acquired in the Bancorporation merger totaled $55.7 million and $61.2 million at March 31, 2015 and December 31, 2014, respectively.

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial and noncommercial loans and leases have different credit quality indicators as a result of the unique characteristics of the loan segment being evaluated. The credit quality indicators for non-PCI and PCI commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Each commercial loan is evaluated annually with more frequent evaluation of more severely criticized loans or leases. The credit quality indicators for non-PCI and PCI noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2015 and December 31, 2014 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans.

Non-PCI loans and leases outstanding at March 31, 2015 and December 31, 2014 by credit quality indicator are provided below:

	March 31, 2015
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$590,298	$7,341,243	$260,592	$1,931,078	$597,464	$350,060	$11,070,735
Special mention	15,679	115,411	501	21,771	2,609	1,913	157,884
Substandard	2,291	131,672	1,049	8,806	3,284	2,690	149,792
Doubtful	—	2,039	—	4,402	329	—	6,770
Ungraded	288	1,380	151	106,357	51	50	108,277
Total	$608,556	$7,591,745	$262,293	$2,072,414	$603,737	$354,713	$11,493,458

	December 31, 2014
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$525,711	$7,284,714	$242,053	$1,859,415	$564,319	$349,111	$10,825,323
Special mention	20,025	129,247	909	27,683	3,205	1,384	182,453
Substandard	4,720	134,677	1,765	8,878	3,955	3,338	157,333
Doubtful	—	2,366	—	164	365	—	2,895
Ungraded	112	1,944	148	92,794	72	—	95,070
Total	$550,568	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$11,263,074

	March 31, 2015
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,490,453	$2,510,879	$168,199	$1,121,123	$6,290,654
30-59 days past due	21,844	10,288	2,009	4,236	38,377
60-89 days past due	2,896	2,794	—	1,555	7,245
90 days or greater past due	9,356	4,296	—	1,028	14,680
Total	$2,524,549	$2,528,257	$170,208	$1,127,942	$6,350,956

	December 31, 2014
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,482,281	$2,542,807	$119,094	$1,110,153	$6,254,335
30-59 days past due	23,288	11,097	370	4,577	39,332
60-89 days past due	6,018	2,433	486	1,619	10,556
90 days or greater past due	8,955	5,463	147	1,105	15,670
Total	$2,520,542	$2,561,800	$120,097	$1,117,454	$6,319,893

PCI loans and leases outstanding at March 31, 2015 and December 31, 2014 by credit quality indicator are provided below:

	March 31, 2015
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$13,832	$333,368	$9,727	$13,525	$683	$371,135
Special mention	4,287	118,209	16,425	2,963	—	141,884
Substandard	44,663	193,435	12,948	6,739	2,132	259,917
Doubtful	4,656	8,456	1,741	513	71	15,437
Ungraded	2,611	378	—	394	—	3,383
Total	$70,049	$653,846	$40,841	$24,134	$2,886	$791,756

	December 31, 2014
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$13,514	$300,187	$11,033	$16,637	$801	$342,172
Special mention	6,063	98,724	16,271	4,137	—	125,195
Substandard	53,739	171,920	12,889	6,312	2,278	247,138
Doubtful	2,809	6,302	—	130	—	9,241
Ungraded	1,954	385	—	38	—	2,377
Total	$78,079	$577,518	$40,193	$27,254	$3,079	$726,123

	March 31, 2015
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$320,607	$63,579	$592	$3,571	$388,349
30-59 days past due	18,742	2,800	—	130	21,672
60-89 days past due	6,804	1,019	—	13	7,836
90 days or greater past due	34,337	2,965	282	146	37,730
Total	$380,490	$70,363	$874	$3,860	$455,587

	December 31, 2014
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$326,589	$68,548	$506	$2,582	$398,225
30-59 days past due	11,432	1,405	—	147	12,984
60-89 days past due	10,073	345	—	25	10,443
90 days or greater past due	34,246	3,811	406	260	38,723
Total	$382,340	$74,109	$912	$3,014	$460,375

The aging of the outstanding non-PCI loans and leases, by class, at March 31, 2015 and December 31, 2014 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$2,709	$712	$1,044	$4,465	$604,091	$608,556
Commercial mortgage	22,635	5,920	8,445	37,000	7,554,745	7,591,745
Other commercial real estate	583	58	196	837	261,456	262,293
Commercial and industrial	6,290	1,724	570	8,584	2,063,830	2,072,414
Lease financing	476	11	—	487	603,250	603,737
Residential mortgage	21,844	2,896	9,356	34,096	2,490,453	2,524,549
Revolving mortgage	10,288	2,794	4,296	17,378	2,510,879	2,528,257
Construction and land development - noncommercial	2,009	—	—	2,009	168,199	170,208
Consumer	4,236	1,555	1,028	6,819	1,121,123	1,127,942
Other	380	65	133	578	354,135	354,713
Total non-PCI loans and leases	$71,450	$15,735	$25,068	$112,253	$17,732,161	$17,844,414

	December 31, 2014
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,796	$621	$385	$2,802	$547,766	$550,568
Commercial mortgage	11,367	4,782	8,061	24,210	7,528,738	7,552,948
Other commercial real estate	206	70	102	378	244,497	244,875
Commercial and industrial	2,843	1,545	378	4,766	1,984,168	1,988,934
Lease financing	1,631	8	2	1,641	570,275	571,916
Residential mortgage	23,288	6,018	8,955	38,261	2,482,281	2,520,542
Revolving mortgage	11,097	2,433	5,463	18,993	2,542,807	2,561,800
Construction and land development - noncommercial	370	486	147	1,003	119,094	120,097
Consumer	4,577	1,619	1,105	7,301	1,110,153	1,117,454
Other	146	1,966	—	2,112	351,721	353,833
Total non-PCI loans and leases	$57,321	$19,548	$24,598	$101,467	$17,481,500	$17,582,967

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2015 and December 31, 2014 for non-PCI loans, were as follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$1,497	$202	$343	$111
Commercial mortgage	26,058	764	24,720	1,003
Other commercial real estate	650	—	619	35
Commercial and industrial	5,691	294	1,741	239
Lease financing	346	—	374	2
Residential mortgage	19,238	1,153	14,242	3,191
Revolving mortgage	9,837	19	—	5,463
Construction and land development - noncommercial	—	—	—	147
Consumer	677	626	—	1,059
Other	2,052	31	1,966	—
Total non-PCI loans and leases	$66,046	$3,089	$44,005	$11,250
Purchased credit-impaired loans (PCI) loans
The following table relates to PCI loans acquired in the CCBT acquisition and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans and leases at the acquisition date.

(Dollars in thousands)
Contractually required payments	$251,800
Cash flows expected to be collected	$204,480
Fair value of loans at acquisition	$149,294
The recorded fair values of PCI loans acquired in the CCBT acquisition as of the acquisition date are as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$4,221
Commercial mortgage	125,202
Other commercial real estate	3,132
Commercial and industrial	3,049
Total commercial loans	135,604
Noncommercial:
Residential mortgage	12,050
Consumer	1,640
Total noncommercial loans	13,690
Total PCI loans and leases	$149,294
The following table provides changes in the carrying value of all purchased credit-impaired loans during the three months ended March 31, 2015 and March 31, 2014:

(Dollars in thousands)	2015	2014
Balance at January 1	$1,186,498	$1,029,426
Fair value of acquired loans	149,294	316,327
Accretion	25,067	30,200
Payments received and other changes, net	(113,516)	(105,135)
Balance at March 31	$1,247,343	$1,270,818
Unpaid principal balance at March 31	$2,092,936	$1,727,492
The carrying value of loans on the cost recovery method was $13.0 million at March 31, 2015 and $33.4 million at December 31, 2014. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset.

For PCI loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first three months of 2015 and 2014.

(Dollars in thousands)	2015	2014
Balance at January 1	$418,160	$439,990
Additions from acquisitions	55,186	84,295
Accretion	(25,067)	(30,200)
Reclassifications from nonaccretable difference	1,294	6,048
Changes in expected cash flows that do not affect nonaccretable difference	(27,287)	(9,888)
Balance at March 31	$422,286	$490,245

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES ("ALLL")

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Provision	1,103	(3,679)	458	7,546	11	(218)	813	(462)	118	2,966	8,656
Charge-offs	(18)	(233)	(169)	(1,713)	(15)	—	(284)	(793)	(22)	(2,783)	(6,030)
Recoveries	62	761	10	394	11	15	138	134	68	878	2,471
Balance at March 31	$13,108	$82,038	$1,031	$36,954	$4,293	$2,981	$11,328	$17,529	$1,056	$17,616	$187,934

	Three months ended March 31, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874
Provision	1,885	(6,979)	(74)	1,976	(524)	272	609	1,353	577	1,275	370
Charge-offs	—	(168)	—	(496)	(58)	(8)	(184)	(1,260)	(71)	(2,177)	(4,422)
Recoveries	26	1,107	10	179	16	—	8	76	62	643	2,127
Balance at March 31	$12,246	$94,217	$945	$24,021	$4,183	$454	$10,944	$16,408	$1,249	$13,282	$177,949
The commercial mortgage loan class had a net provision credit of $3.7 million for the three months ended March 31, 2015, compared to a net provision credit of $7.0 million for the same period of 2014. The decrease in the net provision credit was primarily due to loan growth in the first quarter of 2015 compared to a decline in loans in the first quarter of 2014. This loan class continues to experience credit quality improvement, which drives the credit in provision.
The provision expense for commercial and industrial loans totaled $7.5 million for the three months ended March 31, 2015, compared to $2.0 million for the same period of 2014. Loan growth of $83.5 million since December 31, 2014 was the primary reason for the increase in provision expense.
The revolving mortgage loan class had a net provision credit of $0.5 million for the three months ended March 31, 2015, compared to provision expense of $1.4 million for the three months ended March 31, 2014. The decrease was due to lower charge-offs and lower credit default trends within the loan class.
The provision for consumer loans totaled $3.0 million and $1.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase in provision expense was primarily due to loan growth in the first quarter of 2015 compared to a decline in loans in the first quarter of 2014.

The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$182	$7,494	$104	$2,809	$236	$1,955	$1,177	$108	$90	$531	$14,686
ALLL for loans and leases collectively evaluated for impairment	12,926	74,544	927	34,145	4,057	1,026	10,151	17,421	966	17,085	173,248
Total allowance for loan and lease losses	$13,108	$82,038	$1,031	$36,954	$4,293	$2,981	$11,328	$17,529	$1,056	$17,616	$187,934

Loans and leases:
Loans and leases individually evaluated for impairment	$2,972	$77,291	$543	$13,969	$1,492	$1,977	$15,195	$2,922	$733	$984	$118,078
Loans and leases collectively evaluated for impairment	605,584	7,514,454	261,750	2,058,445	602,245	352,736	2,509,354	2,525,335	169,475	1,126,958	17,726,336
Total loan and leases	$608,556	$7,591,745	$262,293	$2,072,414	$603,737	$354,713	$2,524,549	$2,528,257	$170,208	$1,127,942	$17,844,414

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$92	$8,610	$112	$1,743	$150	$1,972	$1,360	$1,052	$71	$555	$15,717
ALLL for loans and leases collectively evaluated for impairment	11,869	76,579	620	28,984	4,136	1,212	9,301	17,598	821	16,000	167,120
Total allowance for loan and lease losses	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837

Loans and leases:
Loans and leases individually evaluated for impairment	$1,620	$82,803	$584	$11,040	$623	$2,000	$14,913	$3,675	$1,340	$995	$119,593
Loans and leases collectively evaluated for impairment	548,948	7,470,145	244,291	1,977,894	571,293	351,833	2,505,629	2,558,125	118,757	1,116,459	17,463,374
Total loan and leases	$550,568	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$2,520,542	$2,561,800	$120,097	$1,117,454	$17,582,967

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended March 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at January 1	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629
Provision	191	(925)	119	(1,031)	(863)	(655)	(152)	452	(2,864)
Charge-offs	—	(334)	—	(198)	(85)	(73)	—	(456)	(1,146)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$341	$8,876	$194	$11	$4,872	$3,271	$31	$23	$17,619

	Three months ended March 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520
Provision	3,355	(3,386)	(150)	(336)	(2,300)	634	(99)	9	(2,273)
Charge-offs	(199)	(3,517)	—	(2,683)	262	(100)	—	(17)	(6,254)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$4,476	$23,003	$1,204	$2,256	$9,764	$3,493	$583	$214	$44,993

The following tables show the ending balances of PCI loans and leases and related allowance by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$341	$8,876	$194	$11	$4,872	$3,271	$31	$23	$17,619

Loans and leases acquired with deteriorated credit quality	70,049	653,846	40,841	24,134	380,490	70,363	874	6,746	1,247,343

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629

Loans and leases acquired with deteriorated credit quality	78,079	577,518	40,193	27,254	382,339	74,109	912	6,094	1,186,498

As of March 31, 2015, and December 31, 2014, $438.2 million and $285.6 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $17.6 million and $21.6 million, respectively.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogenous group, as of March 31, 2015 and December 31, 2014 including interest income recognized in the period during which the loans and leases were considered impaired.

	March 31, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,114	$858	$2,972	$4,228	$182
Commercial mortgage	53,220	24,071	77,291	81,826	7,494
Other commercial real estate	104	439	543	847	104
Commercial and industrial	13,123	846	13,969	14,939	2,809
Lease financing	1,221	271	1,492	1,492	236
Other	1,977	—	1,977	1,977	1,955
Residential mortgage	8,662	6,533	15,195	15,852	1,177
Revolving mortgage	1,439	1,483	2,922	3,925	108
Construction and land development - noncommercial	733	—	733	733	90
Consumer	904	80	984	1,004	531
Total non-PCI impaired loans and leases	$83,497	$34,581	$118,078	$126,823	$14,686

	December 31, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$996	$624	$1,620	$6,945	$92
Commercial mortgage	57,324	25,479	82,803	87,702	8,610
Other commercial real estate	112	472	584	913	112
Commercial and industrial	10,319	721	11,040	12,197	1,743
Lease financing	319	304	623	623	150
Other	2,000	—	2,000	2,000	1,972
Residential mortgage	10,198	4,715	14,913	15,746	1,360
Revolving mortgage	3,675	—	3,675	4,933	1,052
Construction and land development - noncommercial	1,077	263	1,340	1,340	71
Consumer	987	8	995	1,067	555
Total non-PCI impaired loans and leases	$87,007	$32,586	$119,593	$133,466	$15,717

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015		Three months ended March 31, 2014
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,052	$35	$1,031	$15
Commercial mortgage	80,553	769	94,547	1,120
Other commercial real estate	551	1	1,796	21
Commercial and industrial	14,229	103	10,234	118
Lease financing	1,590	18	284	4
Other	1,990	—	—	—
Residential mortgage	15,364	125	16,482	174
Revolving mortgage	2,986	16	3,892	27
Construction and land development - noncommercial	658	7	2,322	29
Consumer	1,022	19	1,059	5
Total non-PCI impaired loans and leases	$121,995	$1,093	$131,647	$1,513

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings ("TDRs"). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise grant. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, loans acquired under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, excluding pooled loans, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. Subsequent modifications of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR since pooled PCI loans are excluded from the scope of TDR accounting.

The following table provides a summary of total TDRs by accrual status.

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,425	$490	$3,915	$2,591	$446	$3,037
Commercial mortgage	88,889	11,326	100,215	92,184	8,937	101,121
Other commercial real estate	2,123	423	2,546	2,374	449	2,823
Commercial and industrial	9,248	4,768	14,016	9,864	664	10,528
Lease	1,163	329	1,492	258	365	623
Other	—	—	—	34	—	34
Total commercial TDRs	104,848	17,336	122,184	107,305	10,861	118,166
Noncommercial
Residential	23,060	5,097	28,157	22,597	4,655	27,252
Revolving mortgage	1,871	1,112	2,983	3,675	—	3,675
Construction and land development - noncommercial	733	—	733	1,391	—	1,391
Consumer and other	954	1,980	2,934	995	—	995
Total noncommercial TDRs	26,618	8,189	34,807	28,658	4,655	33,313
Total TDRs	$131,466	$25,525	$156,991	$135,963	$15,516	$151,479

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

The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Accruing TDRs:
PCI	$44,582	$44,647
Non-PCI	86,884	91,316
Total accruing TDRs	131,466	135,963
Nonaccruing TDRs:
PCI	1,999	2,225
Non-PCI	23,526	13,291
Total nonaccruing TDRs	25,525	15,516
All TDRs:
PCI	46,581	46,872
Non-PCI	110,410	104,607
Total TDRs	$156,991	$151,479

The following tables provide the types of TDRs made during the three months ended March 31, 2015 and March 31, 2014, as well as a summary of loans that were modified as a TDR during the twelve months ended March 31, 2015 and March 31, 2014 that subsequently defaulted during the three months ended March 31, 2015 and March 31, 2014. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2015				Three months ended March 31, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	—	$—	—	$—	4	$1,911	2	$410
Commercial and industrial	1	3,796	1	3,796	1	196	—	—
Lease financing	—	—	—	—	2	146	—	—
Total interest only	1	3,796	1	3,796	7	2,253	2	410

Loan term extension
Construction and land development - commercial	1	220	1	220	—	—	—	—
Commercial mortgage	3	535	—	—	5	2,620	—	—
Lease financing	—	—	—	—	2	234	—	—
Revolving mortgage	1	10	—	—	—	—	—	—
Residential mortgage	—	—	—	—	5	338	—	—
Consumer	1	5	—	—	—	—	1	41
Total loan term extension	6	770	1	220	12	3,192	1	41

Below market interest rate
Construction and land development - commercial	2	47	—	—	1	82	—	—
Commercial mortgage	9	3,541	2	733	12	4,677	1	449
Commercial and industrial	3	172	—	—	2	110	—	—
Residential mortgage	23	708	2	45	8	451	3	127
Revolving mortgage	2	18	—	—	5	278	—	—
Construction and land development - noncommercial	2	396	—	—	—	—	—	—
Consumer	3	34	—	—	—	—	—	—
Other	1	1,950	—	—	—	—	—	—
Total below market interest rate	45	6,866	4	778	28	5,598	4	576

Discharged from bankruptcy
Commercial mortgage	—	—	—	—	1	1,003	—	—
Residential mortgage	2	68	—	—	7	708	2	288
Revolving mortgage	5	218	2	147	4	229	—	—
Construction and land development-noncommercial	—	—	—	—	1	62	—	—
Consumer	—	—	—	—	1	18	—	—
Total discharged from bankruptcy	7	286	2	147	14	2,020	2	288
Total non-PCI restructurings	59	$11,718	8	$4,941	61	$13,063	9	$1,315

	Three months ended March 31, 2015				Three months ended March 31, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Interest only period provided
Commercial mortgage	—	$—	—	$—	2	$15,906	2	$15,906
Total interest only	—	—	—	—	2	15,906	2	15,906

Loan term extension
Construction and land development - commercial	—	—	—	—	1	281	—	—
Total loan term extension	—	—	—	—	1	281	—	—

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	37	—	—
Commercial mortgage	—	—	—	—	4	5,439	1	47
Commercial and industrial	—	—	1	65	—	—	—	—
Residential mortgage	7	470	—	—	1	102	1	436
Total below market interest rate	7	470	1	65	6	5,578	2	31,812
Total PCI restructurings	7	$470	1	$65	9	$21,765	4	$47,718

For the three months ended March 31, 2015 and March 31, 2014, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the three months ended March 31, 2015 and March 31, 2014.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2013	$47,081	$36,898	$83,979
Additions	1,514	3,318	4,832
Additions acquired in the 1st Financial merger	—	11,591	11,591
Sales	(4,512)	(5,854)	(10,366)
Writedowns	(2,228)	(1,449)	(3,677)
Balance at March 31, 2014	$41,855	$44,504	$86,359

Balance at December 31, 2014	$22,982	$70,454	$93,436
Additions	4,244	17,084	21,328
Sales	(8,970)	(13,573)	(22,543)
Writedowns	(954)	(1,275)	(2,229)
Balance at March 31, 2015	$17,302	$72,690	$89,992
At March 31, 2015 and December 31, 2014, BancShares had $23.2 million and $29.0 million, respectively, of foreclosed residential real estate property in OREO and $20.1 million and $24.8 million, respectively, in recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

NOTE G - FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the three-month periods ended March 31, 2015 and March 31, 2014.

	Three months ended March 31
(Dollars in thousands)	2015	2014
Beginning balance	$28,701	$93,397
Amortization	(5,031)	(17,744)
Cash payments to FDIC	5,762	3,490
Post-acquisition adjustments	(8,092)	(4,359)
Ending balance	$21,340	$74,784

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. See Note L for information related to FCB's recorded payable to the FDIC for loss share agreements.

Amortization reflects changes in the FDIC loss share receivable due to improvements in expected cash flows that are being recognized over the remaining term of the loss share agreement. Cash payments to FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the ALLL related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the ALLL and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of some or all previously recorded provision for loan and lease losses, a decrease in the related ALLL and a proportional adjustment to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. The loss share agreements for FRB and non-single family residential loans acquired from SAB will expire at the beginning of the second quarter of 2015. The loss share agreements for non-single family residential loans for Williamsburg First National Bank will expire at the beginning of the fourth quarter of 2015.

NOTE H - MORTGAGE SERVICING RIGHTS

The activity of the servicing asset for first quarter 2015 and 2014 is presented in the following table:

	Three months ended March 31
(Dollars in thousands)	2015	2014
Balance at January 1	$16,688	$16
Servicing rights originated	662	—
Amortization	(852)	(164)
Servicing rights acquired in the 1st Financial merger	—	148
Valuation allowance provision	$(62)	$—
Balance at March 31	$16,436	$—

The following table presents the activity in the servicing asset valuation allowance for first quarter 2015 and 2014:

	Three months ended March 31
(Dollars in thousands)	2015	2014
Balance at January 1	$850	$—
Valuation allowance provision	62	—
Balance at March 31	$912	$—
As of March 31, 2015, the carrying value of BancShares' mortgage servicing rights was $16.4 million. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended March 31, 2015 were $1.1 million and is included in mortgage income in the Consolidated Statements of Income. There were no mortgage servicing fees, late fees or ancillary fees earned for the three months ended March 31, 2014.

The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $852 thousand and $164 thousand for the three months ended March 31, 2015 and March 31, 2014, respectively. Amortization expense included impairment of $62 thousand for the three months ended March 31, 2015. There was no impairment recorded for the three months ended March 31, 2014.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Discount rate - conventional fixed loans	6.95%	7.20%
Discount rate - all loans excluding conventional fixed loans	8.95%	9.20%
Weighted average constant prepayment rate	16.07%	14.25%
Weighted average cost to service loans	$56.02	$56.02

NOTE I - REPURCHASE AGREEMENTS
We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and secure long-term funding needs. Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are reflected as short-term borrowings on the Consolidated Balance Sheets.
We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available for sale pledged as collateral under repurchase agreements totaled $386.8 million and $418.3 million at March 31, 2015 and December 31, 2014.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings in the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 is presented in the following tables.

	March 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$335,283	$—	$—	$23,091	$358,374
Government agency	—	—	—	6,909	6,909
Total borrowings	$335,283	$—	$—	$30,000	$365,283
Gross amount of recognized liabilities for repurchase agreements					$365,283

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$162,924	$—	$—	$23,086	$186,010
Government agency	—	—	—	6,914	6,914
Mortgage-backed securities	131,501	—	—	—	131,501
Total borrowings	$294,425	$—	$—	$30,000	$324,425
Gross amount of recognized liabilities for repurchase agreements					$324,425

NOTE J - ESTIMATED FAIR VALUES

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2015 and December 31, 2014. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value.

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$495,901	$495,901	$604,182	$604,182
Overnight investments	2,458,923	2,458,923	1,724,919	1,724,919
Investment securities available for sale	7,045,109	7,045,109	7,171,917	7,171,917
Investment securities held to maturity	441	459	518	544
Loans held for sale	66,508	66,508	63,696	63,696
Net loans and leases	18,886,204	18,359,306	18,564,999	18,046,497
Receivable from the FDIC for loss share agreements (1)	21,340	14,407	28,701	18,218
Income earned not collected	63,165	63,165	57,254	57,254
Federal Home Loan Bank stock	30,291	30,291	39,113	39,113
Preferred stock and other acquired financial assets	13,689	14,688	13,689	14,708
Mortgage servicing rights	16,436	16,719	16,688	16,736
Deposits	26,300,830	25,718,225	25,678,577	25,164,683
Short-term borrowings	941,850	941,850	987,184	987,184
Long-term obligations	468,180	486,960	351,320	367,732
Payable to the FDIC for loss share agreements	118,645	126,113	116,535	122,168
Accrued interest payable	8,370	8,370	8,194	8,194
Interest rate swap	3,761	3,761	4,337	4,337
(1) The fair value of the FDIC receivable excludes receivable related to accretable yield to be amortized in prospective periods.

Among BancShares’ assets and liabilities, investment securities available for sale, loans held for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO, goodwill, which is periodically tested for impairment and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,246,966	$—	$2,246,966	$—
Government agency	990,894	—	990,894	—
Mortgage-backed securities	3,807,249	—	3,807,249	—
Total investment securities available for sale	7,045,109	—	7,045,109	—
Loans held for sale	66,508	—	66,508	—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$3,761	$—	$3,761	$—

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,629,670	$—	$2,629,670	$—
Government agency	908,817	—	908,817	—
Mortgage-backed securities	3,633,304	—	3,633,304	—
Municipal securities	126	—	126	—
Total investment securities available for sale	7,171,917	—	7,171,917	—
Loans held for sale	63,696	—	63,696	—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$4,337	$—	$4,337	$—

There were no transfers between levels during the three months ended March 31, 2015.

Fair Value Option
Beginning in the fourth quarter of 2014, BancShares elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of March 31, 2015 and December 31, 2014.

	March 31, 2015
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$66,508	$65,378	$1,130

	December 31, 2014
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$63,696	$62,996	$700
No loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2015 or December 31, 2014.
The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the three months ended March 31, 2015.

Three months ended March 31, 2015
(Dollars in thousands)	Gains(Losses) From Fair Value Changes
Loans held for sale	$430
The changes in fair value in the table above are recorded as a component of mortgage income on the Consolidated Income Statement.

Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO, goodwill, which is periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

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

Mortgage servicing rights are carried at the lower of cost or market and are, therefore, carried at fair value only when fair value is less than the amortized asset cost. The fair value of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and a discounted cash flow model, which takes into consideration discount rates, prepayment rates, and the weighted average cost to service the loans, are used to determine the fair value. See Note H for further information on the discount rates, prepayment rates and the weighted average cost to service the loans.

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2015 and December 31, 2014.

	March 31, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$69,749	$—	$—	$69,749
Other real estate not covered under loss share agreements remeasured during current year	17,034	—	—	17,034
Other real estate covered under loss share agreements remeasured during current year	3,714	—	—	3,714
Mortgage servicing rights	14,225	—	—	14,225

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$73,170	$—	$—	$73,170
Other real estate not covered under loss share agreements remeasured during current year	40,714	—	—	40,714
Other real estate covered under loss share agreements remeasured during current year	17,664	—	—	17,664
Mortgage servicing rights	13,562	—	—	13,562

No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and legacy Bancorporation employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three months ended March 31, 2015 and 2014, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2015	2014
Service cost	$3,600	$3,381
Interest cost	6,748	6,556
Expected return on assets	(8,295)	(7,812)
Amortization of prior service cost	53	53
Amortization of net actuarial loss	2,833	1,546
Net periodic benefit cost	$4,939	$3,724
Bancorporation Plan
For the three months ended March 31, 2015, the components of net periodic benefit cost are as follows:

Three months ended March 31
(Dollars in thousands)	2015
Service cost	$933
Interest cost	1,628
Expected return on assets	(2,869)
Amortization of prior service cost	—
Amortization of net actuarial loss	—
Net periodic benefit cost	$(308)
No contributions were made during the three months ended March 31, 2015 to the BancShares or Bancorporation pension plans. BancShares does not expect to make any contributions to either of the defined benefit pension plans during the remainder of 2015.

NOTE L - COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At March 31, 2015, BancShares had unused commitments totaling $7.57 billion, compared to $7.19 billion at December 31, 2014. Total unfunded commitments relating to investments in affordable housing projects totaled $22.6 million and $16.8 million at March 31, 2015 and December 31, 2014, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At March 31, 2015 and December 31, 2014, BancShares had standby letters of credit amounting to $75.0 million and $77.4 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.1 million and $3.2 million as of March 31, 2015 and December 31, 2014, respectively, for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $21.3 million and $28.7 million as of March 31, 2015 and December 31, 2014, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for five FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of March 31, 2015 and December 31, 2014, the estimated clawback liability was $118.6 million and $116.5 million, respectively.

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

NOTE M - DERIVATIVES

At March 31, 2015, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The following table provides the notional amount of the interest rate swap and the fair value of the liability as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$3,761	$93,500	$4,337
The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of March 31, 2015 and December 31, 2014, collateral with a fair value of $7.0 million was pledged to secure the existing obligation under the interest rate swap.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income. For the three months ended March 31, 2015 and 2014, BancShares recognized interest expense of $0.8 million during both periods, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE N - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive income (loss) included the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive gain (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive gain (loss), net of tax
Unrealized gains on investment securities available for sale, net	$33,632	$13,081	$20,551	$8,343	$3,245	$5,098
Unrealized loss on cash flow hedge	(3,761)	(1,451)	(2,310)	(4,337)	(1,673)	(2,664)
Funded status of defined benefit plan	(87,810)	(34,158)	(53,652)	(90,696)	(35,281)	(55,415)
Total	$(57,939)	$(22,528)	$(35,411)	$(86,690)	$(33,709)	$(52,981)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015
(Dollars in thousands)	Unrealized gains on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$5,098	$(2,664)	$(55,415)	$(52,981)
Other comprehensive income before reclassifications	18,602	354	—	18,956
Amounts reclassified from accumulated other comprehensive (loss) income	(3,149)	—	1,763	(1,386)
Net current period other comprehensive income	15,453	354	1,763	17,570
Ending balance	$20,551	$(2,310)	$(53,652)	$(35,411)

	Three months ended March 31, 2014
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(10,091)	$(4,434)	$(10,743)	$(25,268)
Other comprehensive income before reclassifications	7,256	441	—	7,697
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	977	977
Net current period other comprehensive income	7,256	441	977	8,674
Ending balance	$(2,835)	$(3,993)	$(9,766)	$(16,594)

1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three months ended March 31, 2015 and March 31, 2014:

(Dollars in thousands)	Three months ended March 31, 2015
Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive (loss) income[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities
	$5,126	Securities gains
	(1,977)	Income taxes
	$3,149	Net income

Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(2,833)	Employee benefits
	(2,886)	Income before income taxes
	1,123	Provision for income taxes
	$(1,763)	Net income
Total reclassifications for the period	$1,386

	Three months ended March 31, 2014
Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive (loss) income[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(1,546)	Employee benefits
	(1,599)	Income before income taxes
	622	Provision for income taxes
	$(977)	Net income
Total reclassifications for the period	$(977)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s discussion and analysis ("MD&A") of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2014 Annual Report on Form 10-K. In the MD&A, asset yields and net interest margin are presented on a fully taxable equivalent ("FTE") basis. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2015, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company ("FCB"). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of May 7, 2015, FCB operated 573 branches in North Carolina, South Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

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

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product ("GDP") information available, the Bureau of Economic Analysis’ advance estimate of first quarter 2015 GDP indicated growth of 0.2 percent, down from the 2.2 percent growth during the fourth quarter of 2014. The growth in real GDP during the first quarter is primarily due to consumer spending and inventory investments, offset by negative contributions from exports, nonresidential fixed investments and government spending. Many economists agree that the stronger dollar's effect on exports, disruptions at West Coast ports, cheaper oil and harsh winter conditions had a negative impact on economic growth during the quarter.
First quarter 2015 results indicate slowing job growth although the labor market continues to remain resilient with the unemployment rate holding steady at 5.5 percent in March 2015, the lowest rate since June 2008. According to the U.S. Department of Labor, the monthly average for job growth in the first quarter of 2015 was 226,000 new jobs per month, well above the average of 160,000 new jobs per month in the first quarter of 2014. Housing activity continues to improve as a result of increased demand fueled by historically low mortgage rates and solid job growth. Purchases of homes increased to a seasonally adjusted annual rate of 481,000 homes in March 2015, in comparison to an estimated 435,000 homes purchased in 2014.
The Federal Reserve’s Federal Open Market Committee ("FOMC") indicated in the first quarter that "economic growth has moderated somewhat," with household spending rising moderately and business fixed investment advancing. The FOMC stated it will maintain its target range for the federal funds rate and reiterated it would assess progress, both realized and expected, towards its objectives of maximum employment and 2.0 percent inflation. The FOMC anticipates that, even after employment and inflation are near its target objectives, economic conditions may warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the fourth quarter of 2014. Strengthening loan growth helped increase revenues at most banks, but higher litigation expenses at a few large FDIC-insured institutions and lower noninterest income from sales and servicing of residential mortgage loans caused the industry to report an overall 7.3 percent decrease in aggregate net income compared to the fourth quarter of 2013. Growth in interest-earning assets contributed to an increase in net interest income compared to a year earlier; however, lower income from reduced mortgage activity contributed to a year-over-year decline in noninterest income. Average net interest margin decreased to 3.12 percent, the lowest in nearly twenty-five years, as declining asset yields at larger institutions surpass the decline in the cost of funds. Nonetheless, 61.0 percent of banks reported year-over-year growth in quarterly earnings. Credit improvement remains key to earnings growth. Net charge-offs and delinquent loans and lease balances continue to decline, with the largest declines in 1-4 family residential mortgage loans.
Other industry trends noted based on review of fourth quarter 2014 data, in comparison to the same quarter in 2013, unless otherwise specified, include the following:
•Loan loss provisions increased 12.0 percent compared to the fourth quarter 2013, while the quarterly net charge-offs posted a year-over-year decline for the 18th consecutive quarter. The largest improvement in net charge-offs was in retail loan categories, including residential mortgage loans, home equity lines of credit, and credit cards.
•The amount of noncurrent loan and lease balances (90 days or more past due or in nonaccrual status) fell for the 19th quarter in a row. The percentage of loans and leases that were noncurrent at the end of the fourth quarter was 1.96 percent, the lowest level since the middle of 2008.
•Loan-loss reserves fell for the 19th consecutive quarter. Despite the decline in reserves, the average coverage ratio of reserves to noncurrent loans improved to the highest since the third quarter 2008.
•This is the 15th consecutive quarter that the number and total assets of problem institutions have declined with the fewest problem institutions since the first quarter of 2009.
Financial Performance Highlights for First Quarter 2015
Improved economic stability and operational execution have contributed to organic loan growth as well as improved credit quality in comparison to the fourth quarter of 2014 and first quarter of 2014. However, low interest rates, competitive loan pricing, and the decrease in the PCI loan portfolio continue to impact net interest margin and earnings. Earnings for the first quarter of 2015 included an acquisition gain of $37.6 million recognized in connection with an FDIC-assisted transaction involving certain assets and liabilities of Capitol City Bank & Trust Company ("CCBT") of Atlanta, Georgia, which was acquired on February 13, 2015. For up to one year following the closing date of the CCBT acquisition, fair values are subject to refinement, which could positively or negatively affect the acquisition gain. The balances from the CCBT acquisition at March 31, 2015 consisted of $147.0 million of loans and leases and $171.6 million of deposits.
On October 1, 2014, BancShares completed its acquisition of First Citizens Bancorporation, Inc. ("Bancorporation") into BancShares. The acquisition added $2.01 billion of investment securities, $4.49 billion of loans and leases, and $7.17 billion of deposits as of the acquisition date. When comparing net income for the first quarter of 2015 to the same period of 2014, the $41.3 million increase was primarily driven by the CCBT acquisition gain of $37.6 million referenced above and the impact of the Bancorporation merger. The impact of the acquisitions are reflected in BancShares' financial results from the respective acquisition dates.
BancShares’ consolidated net income during the first quarter of 2015 equaled $63.8 million, or $5.31 per share, compared to $62.9 million, or $5.24 per share in the fourth quarter of 2014 and compared to $22.5 million, or $2.34 per share in the first quarter of 2014. The annualized returns on average assets and equity amounted to 0.85 percent and 9.50 percent, respectively, during the first quarter of 2015, compared to 0.82 percent and 9.20 percent during the fourth quarter of 2014, and 0.42 percent and 4.36 percent during the first quarter of 2014. Net interest margin for the first quarter of 2015 was 3.18 percent, compared to 3.09 percent for the fourth quarter of 2014 and 3.26 percent for the first quarter of the prior year.
Key drivers of financial performance for the first quarter of 2015 include:

•
BancShares recorded an acquisition gain of $37.6 million recognized in connection with an FDIC-assisted transaction involving certain assets and liabilities of Capitol City Bank & Trust Company ("CCBT") of Atlanta, Georgia.

•
Loan growth continued during the first quarter of 2015, as total loans increased $322.3 million from December 31, 2014, reflecting $147.0 million of loans added from the CCBT acquisition and originated portfolio growth of $261.4 million.

•	Excluding the CCBT contribution, total purchased-credit impaired ("PCI") loans continue to decline, down $86.1 million, due to payoffs and resolution of problem assets.

•	The yield on the investment portfolio continues to improve, while deposit funding costs remain at historical lows.

•
BancShares implemented Basel III guidelines effective January 1, 2015. BancShares remained well capitalized with a leverage capital ratio of 8.89 percent, Tier 1 risk-based capital ratio of 12.91 percent, common equity Tier 1 ratio of 12.76 and total risk-based capital ratio of 14.40 percent at March 31, 2015 under Basel III.

Table 1
Selected Quarterly Data

	2015	2014
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$231,510	$232,122	$177,621	$177,311	$173,394
Interest expense	11,345	14,876	11,399	11,613	12,463
Net interest income	220,165	217,246	166,222	165,698	160,931
Provision (credit) for loan and lease losses	5,792	8,305	1,537	(7,299)	(1,903)
Net interest income after provision (credit) for loan and lease losses	214,373	208,941	164,685	172,997	162,834
Gains on acquisitions	37,555	—	—	—	—
Noninterest income(1)	107,823	132,924	78,599	66,589	62,314
Noninterest expense	258,260	254,429	201,810	199,020	191,030
Income before income taxes(1)	101,491	87,436	41,474	40,566	34,118
Income taxes(1)	37,675	24,540	14,973	13,880	11,639
Net income(1)	$63,816	$62,896	$26,501	$26,686	$22,479
Net interest income, taxable equivalent	$221,452	$218,436	$167,150	$166,570	$161,694
PER SHARE DATA
Net income(1)	$5.31	$5.24	$2.76	$2.77	$2.34
Cash dividends	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	259.69	252.79	216.63	245.00	240.75
Book value at period end(1)	230.25	223.77	224.75	222.91	218.29
SELECTED PERIOD AVERAGE BALANCES
Total assets(1)	$30,411,074	$30,376,207	$22,092,940	$22,017,501	$21,867,243
Investment securities	6,889,752	7,110,799	5,616,730	5,629,467	5,606,723
Loans and leases (PCI and non-PCI)	18,920,236	18,538,553	13,670,217	13,566,612	13,459,945
Interest-earning assets	28,230,131	28,064,279	20,351,369	20,304,777	20,139,131
Deposits	25,833,068	25,851,672	18,506,778	18,561,927	18,492,310
Long-term obligations	460,713	404,363	313,695	398,615	500,805
Interest-bearing liabilities	19,171,958	19,011,554	13,836,025	14,020,480	14,189,227
Shareholders' equity(1)	$2,723,884	$2,712,905	$2,150,119	$2,120,275	$2,089,457
Shares outstanding	12,010,405	12,010,405	9,618,941	9,618,941	9,618,941
SELECTED PERIOD-END BALANCES
Total assets(1)	$30,853,649	$30,075,113	$21,937,665	$22,057,876	$22,149,897
Investment securities	7,045,550	7,172,435	5,648,701	5,538,859	5,677,019
Loans and leases:
PCI	1,247,343	1,186,498	996,280	1,109,933	1,270,818
Non-PCI	17,844,414	17,582,967	12,806,511	12,415,023	12,200,226
Deposits	26,300,830	25,678,577	18,406,941	18,556,758	18,763,545
Long-term obligations	468,180	351,320	313,768	314,529	440,300
Shareholders' equity(1)	$2,765,377	$2,687,594	$2,161,881	$2,144,181	$2,099,730
Shares outstanding	12,010,405	12,010,405	9,618,941	9,618,941	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)(1)	0.85%	0.82%	0.48%	0.49%	0.42%
Rate of return on average shareholders' equity (annualized)(1)	9.50	9.20	4.89	5.05	4.36
Net yield on interest-earning assets (taxable equivalent)	3.18	3.09	3.26	3.29	3.26
Allowance for loan and lease losses to total loans and leases:
PCI	1.41	1.82	2.59	2.64	3.54
Non-PCI	1.05	1.04	1.37	1.43	1.46
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	8.42	9.84	7.96	8.93	7.91
Noncovered	0.77	0.66	0.58	0.58	0.66
Total	0.95	0.91	1.13	1.29	1.37
Tier 1 risk-based capital ratio(1)	12.91	13.61	14.23	14.58	14.53
Tier 1 common equity ratio	12.76	N/A	N/A	N/A	N/A
Total risk-based capital ratio(1)	14.40	14.69	15.57	15.93	16.02
Leverage capital ratio(1)	8.89	8.91	9.77	9.69	9.63
Dividend payout ratio(1)	5.65	5.73	10.87	10.83	12.82
Average loans and leases to average deposits	73.24	71.71	73.87	73.09	72.79
(1) Amounts for 2014 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments in qualified affordable housing projects.

BUSINESS COMBINATIONS
Capitol City Bank & Trust Company
In February 2015, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of Capitol City Bank & Trust Company of Atlanta, Georgia ("CCBT"). The transaction allowed FCB to expand its presence in Georgia as CCBT operated eight branches in Atlanta, Stone Mountain, Albany, Augusta and Savannah. This is an FDIC-assisted transaction, however, it has no loss share agreements.
The CCBT transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.
The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
Table 2
Capitol City Bank & Trust Company

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$19,622
Investment securities	35,413
Loans	149,294
Intangible assets	500
Other assets	1,731
Total assets acquired	206,560
Liabilities
Deposits	266,352
Short-term borrowings	5,501
Other liabilities	667
Total liabilities assumed	272,520
Fair value of net liabilities assumed	(65,960)
Cash received from FDIC	103,515
Gain on acquisition of CCBT	$37,555
Merger-related expenses of $213 thousand were recorded in the Consolidated Statement of Income for the first quarter of 2015. Loan related interest income generated from the CCBT was approximately $1.3 million since the acquisition date.
All loans resulting from the CCBT transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.
First Citizens Bancorporation, Inc and First Citizens Bank and Trust Company, Inc.
On October 1, 2014, BancShares completed the merger of Bancorporation with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. First Citizens Bank and Trust Company, Inc. merged with and into FCB on January 1, 2015.
The Bancorporation transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Assets acquired, excluding goodwill, totaled $8.28 billion, including $4.49 billion in loans and leases, $2.01 billion of investment securities available for sale, $1.28 billion in cash and overnight investments, and $109.4 million of identifiable intangible assets. Liabilities assumed were $7.66 billion, including $7.17 billion of deposits. Goodwill of $4.2 million was recorded as result of the excess purchase price over the estimated fair value of the net assets acquired.
BancShares incurred merger-related expenses of $2.8 million and $210 thousand for the three months ended March 31, 2015 and 2014, respectively. Total merger-related costs for the Bancorporation transaction are estimated to be between $28.0 million and $32.0 million.

FDIC-Assisted Transactions with Loss Share Agreements
We participated in six FDIC-assisted transactions that included loss share agreements between 2009 and 2011 that provided significant growth opportunities and continue to provide significant contributions to our results of operations. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to adjacent markets. Also, as a result of the merger with Bancorporation, BancShares assumed three additional FDIC loss share agreements. The loss share agreements protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.

Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. The loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank, Venture Bank and Georgian Bank in 2014. At the beginning of the second quarter of 2015, the loss share protection will expire for non-single family residential loans acquired from Sun American Bank (SAB) and all loans acquired from First Regional Bank (FRB). The loan balances at March 31, 2015 for the expiring agreements from SAB and FRB were $43.2 million and $53.9 million, respectively. The loss share protection for non-single family residential loans, with a balance of $8.4 million at March 31, 2015, will expire at the beginning of the fourth quarter of 2015 for Williamsburg First National Bank. Protection for all other covered assets extends beyond December 31, 2015. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships in accordance with our standard credit administration policies and procedures.

Table 3
Consolidated Average Taxable-Equivalent Balance Sheets

	For the three months ended
	March 31, 2015			December 31, 2014			March 31, 2014
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$18,920,236	$211,885	4.54%	$18,538,553	$212,058	4.54%	$13,459,945	$161,636	4.87%
Investment securities:
U. S. Treasury	2,355,234	4,593	0.79	2,683,820	5,405	0.80	778,145	1,085	0.57
Government agency	938,356	1,708	0.73	1,012,044	901	0.36	2,279,973	2,962	0.52
Mortgage-backed securities	3,592,499	13,220	1.47	3,411,011	13,122	1.54	2,525,288	7,763	1.23
State, county and municipal	3,663	53	5.77	621	12	7.73	186	3	6.45
Other	—	—	—	3,303	126	15.13	23,131	96	1.68
Total investment securities	6,889,752	19,574	1.14	7,110,799	19,566	1.10	5,606,723	11,909	0.85
Overnight investments	2,420,143	1,338	0.22	2,414,927	1,689	0.28	1,072,463	612	0.23
Total interest-earning assets	28,230,131	$232,797	3.34%	28,064,279	$233,313	3.30%	20,139,131	$174,157	3.50%
Cash and due from banks	463,784			562,240			478,044
Premises and equipment	1,123,323			1,129,128			877,414
FDIC loss share receivable	28,430			45,980			87,550
Allowance for loan and lease losses	(203,389)			(198,915)			(225,139)
Other real estate owned	91,729			104,095			90,900
Other assets (1)	677,066			669,400			419,343
Total assets (1)	$30,411,074			$30,376,207			$21,867,243

Liabilities
Interest-bearing deposits:
Checking with interest	$4,608,049	$415	0.04%	$4,332,424	$379	0.03%	$2,494,679	$153	0.02%
Savings	1,765,540	92	0.02	1,206,860	91	0.03	1,180,244	291	0.10
Money market accounts	7,821,438	1,641	0.09	8,332,418	1,721	0.08	6,355,681	1,888	0.12
Time deposits	3,515,525	3,481	0.40	3,649,803	4,062	0.44	3,113,965	4,493	0.59
Total interest-bearing deposits	17,710,552	5,629	0.13	17,521,505	6,253	0.14	13,144,569	6,825	0.21
Repurchase agreements	305,918	121	0.16	328,470	139	0.17	97,514	75	0.31
Other short-term borrowings	694,775	1,813	1.05	757,216	4,209	2.18	446,339	510	0.46
Long-term obligations	460,713	3,782	3.28	404,363	4,276	4.23	500,805	5,053	4.04
Total interest-bearing liabilities	19,171,958	$11,345	0.24%	19,011,554	$14,877	0.31%	14,189,227	$12,463	0.35%
Demand deposits	8,122,516			8,330,167			5,347,741
Other liabilities	392,716			321,581			240,818
Shareholders' equity (1)	2,723,884			2,712,905			2,089,457
Total liabilities and shareholders' equity (1)	$30,411,074			$30,376,207			$21,867,243
Interest rate spread			3.10%			2.99%			3.15%
Net interest income and net yield
on interest-earning assets		$221,452	3.18%		$218,436	3.09%		$161,694	3.26%
(1) Amounts for the first quarter 2014 have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments in qualified affordable housing projects.
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.0 percent, 6.2 percent and 6.2 percent for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The taxable-equivalent adjustment was $1,287, $1,190 and $763 for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 4
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended March 31, 2015 and 2014
	Change due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$63,385	$(13,136)	$50,249
Investment securities:
U. S. Treasury	2,651	857	3,508
Government agency	(2,098)	844	(1,254)
Mortgage-backed securities	3,612	1,845	5,457
State, county and municipal	53	(3)	50
Other	(96)	—	(96)
Total investment securities	4,122	3,543	7,665
Overnight investments	758	(32)	726
Total interest-earning assets	$68,265	$(9,625)	$58,640
Liabilities
Interest-bearing deposits:
Checking with interest	$122	$140	$262
Savings	89	(288)	(199)
Money market accounts	328	(575)	(247)
Time deposits	516	(1,528)	(1,012)
Total interest-bearing deposits	1,055	(2,251)	(1,196)
Repurchase agreements	121	(75)	46
Other short-term borrowings	468	835	1,303
Long-term obligations	(362)	(909)	(1,271)
Total interest-bearing liabilities	1,282	(2,400)	(1,118)
Change in net interest income	$66,983	$(7,225)	$59,758
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.

RESULTS OF OPERATIONS

Net Interest Income and Margins
First Quarter 2015
The first quarter results were relatively consistent with the fourth quarter of 2014, but show notable differences compared to the same quarter of 2014. The most significant impact on net interest income, net interest margin, and average asset yields from the prior quarters resulted from the October 1, 2014 acquisition of Bancorporation, adding $2.01 billion of investment securities, $4.49 billion of loans and leases, and $7.17 billion of deposits as of the acquisition date. Other significant drivers for quarterly changes are specifically noted below.
Net interest income increased $2.9 million, or by 1.34 percent, to $220.2 million for the first quarter of 2015, compared to the fourth quarter of 2014. The increase was primarily due to a $3.5 million decrease in interest expense as a result of lower borrowing costs, a reduction in deposit funding costs and the redemption of a trust preferred borrowing on December 31, 2014. Interest income decreased $0.6 million due to less days in the current quarter than the sequential quarter, offset by recent growth in the loan portfolio. Net interest income increased $59.2 million, or by 36.8 percent, during the first quarter of 2015, compared to the same quarter of 2014, primarily as a result of the Bancorporation merger.
PCI loan accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments and various other post-acquisition events. During the three months ended March 31, 2015, accretion income on PCI loans equaled $25.1 million compared to $30.2 million during the first quarter of 2014. The decline was primarily due to the continued runoff of the PCI loan portfolio.
The taxable-equivalent net interest margin for the first quarter of 2015 was 3.18 percent, an increase of 9 basis points from 3.09 percent recorded in the fourth quarter of 2014, and a 8 basis point decrease from 3.26 percent recorded in the same quarter of 2014. The margin improvement compared to the sequential quarter was primarily due to improvement in investment yields, recent loan growth, and lower borrowing and deposit funding costs. Conversely, the margin decline compared to the first quarter of 2014 was primarily due to loan yield compression as a result of the continued PCI loan portfolio runoff, offset by organic loan growth and a 29 basis point improvement in the investment securities yield. The improvement in the yield on investment securities was due to higher recent investment rates. Although the PCI loan portfolio performance and runoff continue to create margin volatility, the overall impact related to prior acquisitions should continue to be less significant as that portfolio continues to decrease.
Average quarter-to-date interest earning assets increased $165.9 million, compared to the fourth quarter of 2014, which was primarily driven by the $381.7 million increase in average outstanding loans, offset by a $221.0 million decrease in average investment securities. The increase in average outstanding loans from the fourth quarter of 2014 was driven by the $147.0 million of loans at March 31, 2015 acquired through the CCBT acquisition and organic loan growth. Investment securities purchase activity slowed as a result of lower interest rates during the first half of the quarter, causing average investment securities to decline from the fourth quarter of 2014 as sales, maturities and paydowns exceeded purchases during the quarter. Average quarter-to-date interest earning assets increased by $8.09 billion, compared to the same quarter in the prior year, primarily as a result of the Bancorporation merger.
The taxable-equivalent yield on interest-earning assets improved 4 basis points to 3.34 percent for the first quarter of 2015, compared to 3.30 percent for the fourth quarter of 2014 as a result of improvement in the investment yield and growth in loans. The taxable-equivalent yield on interest-earning assets declined 16 basis points from 3.50 percent for the same period of 2014 as the PCI portfolio yield was replaced with higher quality, lower yielding loans offset by improvement in the investment yield.
Average interest-bearing liabilities increased $160.4 million during the first quarter of 2015 when compared to the sequential quarter, primarily due to a new FHLB borrowing of $120.0 million, and increased $4.98 billion from the same quarter in the prior year, primarily reflecting the impact of the Bancorporation merger. The rate on interest-bearing liabilities of 0.24 percent decreased from 0.31 percent in the fourth quarter of 2014 and 0.35 percent in first quarter of 2014 primarily due to lower borrowing costs and a reduction in deposit funding costs.
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

Table 5
Noninterest Income

	Three months ended
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Gain on acquisitions	$37,555	$—	$—
Cardholder services	18,401	18,483	11,832
Merchant services	18,880	19,963	13,521
Service charges on deposit accounts	22,058	23,906	14,440
Wealth management services	20,880	19,763	14,880
Fees from processing services	50	143	4,861
Securities gains (losses)	5,126	29,096	—
Other service charges and fees	5,455	5,565	3,944
Mortgage income	4,549	2,499	955
Insurance commissions	3,297	3,167	3,287
ATM income	1,664	1,727	1,202
Adjustments to FDIC receivable for loss share agreements	(1,047)	(121)	(12,349)
Recoveries of acquired loans previously charged off	4,336	3,636	3,469
Other (1)	4,174	5,097	2,272
Total noninterest income (1)	$145,378	$132,924	$62,314
(1) Amounts for 2014 period have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.

Noninterest income for the first quarter of 2015 equaled $145.4 million, compared to $62.3 million in the same period of 2014. The $83.1 million increase during 2015 was primarily driven by the impact of the Bancorporation merger, the $37.6 million acquisition gain recognized as a result of the CCBT acquisition, $5.1 million in gains on investment securities and a favorable $11.3 million reduction in adjustments to the FDIC receivable resulting from lower amortization expense as three loss share agreements expired. These improvements were offset by a $4.8 million decline in fees from processing services, as substantially all fees recorded in 2014 relate to payments received from Bancorporation.
Noninterest income increased by $12.5 million during the first quarter of 2015, compared to the fourth quarter of 2014. The increase from the fourth quarter of 2014 was primarily driven by the $37.6 million acquisition gain, partially offset by a $24.0 million decrease in securities gains. The decline in investment securities gains was due to a $29.1 million gain on Bancorporation shares of stock owned by BancShares recognized in the fourth quarter of 2014, offset by investment securities gains of $5.1 million recognized in the first quarter of 2015.
Noninterest Expense

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense and software costs.

Table 6
Noninterest Expense

	Three months ended
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Salaries and wages	$106,543	106,262	$79,353
Employee benefits	30,146	20,260	20,100
Occupancy expense	25,620	25,800	20,410
Equipment expense	23,541	21,963	18,773
FDIC insurance expense	4,271	4,788	2,636
Foreclosure-related expenses	2,557	3,581	5,410
Merger-related expenses	2,997	5,712	2,453
Merchant processing	13,856	10,754	8,481
Processing fees paid to third parties	5,395	4,245	3,806
Card processing	3,813	3,396	2,597
Consultant	2,128	5,312	2,136
Collection	2,300	2,554	1,835
Advertising	1,913	4,316	1,096
Other	33,180	35,486	21,944
Total noninterest expense	$258,260	$254,429	$191,030
Noninterest expense increased $67.2 million in the first quarter of 2015 to $258.3 million, compared to $191.0 million in the first quarter of 2014, primarily driven by the impact of the Bancorporation merger. The first quarter 2015 increase was a result of higher salaries and wages of $27.2 million and higher employee benefits expense of $10.0 million due to increases in employee head count, merit increases, higher incentive costs, and increases in pension and healthcare costs. Noninterest expense in the first quarter of 2015 also increased due to higher occupancy expenses of $5.2 million, increases in equipment expense of $4.8 million, higher merchant and card processing expenses of $6.6 million, which are correlated with higher merchant and cardholder services income, and higher other noninterest expenses of $11.2 million, primarily due to a $4.3 million increase in core deposit amortization related to intangible assets recorded as a result of the Bancorporation merger. These increases were offset by lower foreclosure-related expenses of $2.9 million due to managing fewer nonperforming assets.
Noninterest expense increased $3.8 million in the first quarter of 2015, compared to $254.4 million in the sequential quarter. The increase was primarily due to a $9.9 million increase in employee benefits as a result of higher payroll taxes, pension and healthcare costs, partially offset by a $2.7 million decrease in merger-related expenses, a $2.4 million decline in advertising costs and a $1.0 million reduction in foreclosure-related expenses.

Income Taxes
Income tax expense totaled $37.7 million, $24.5 million and $11.6 million for the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, respectively, representing effective tax rates of 37.1 percent, 28.1 percent and 34.1 percent during the respective periods. The increased effective tax rate in 2015 is primarily the result of the impact of permanent differences on higher pre-tax earnings. The fourth quarter 2014 effective tax rate primarily reflects the impact of the tax benefit of the Bancorporation shares of stock owned by BancShares at the date of the acquisition.
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

BALANCE SHEET ANALYSIS

BancShares focuses on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures, and corresponding tighter margins. We avoid high-risk industry concentrations, but we do maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. The credit department actively monitors all loan concentrations to ensure potential risks are identified timely and managed accordingly. Our focus on asset quality also influences the composition of our investment securities portfolio. At March 31, 2015, mortgage-backed securities represented 54.0 percent of investment securities available for sale, compared to U.S. Treasury and government agency securities, which represented 31.9 percent and 14.1 percent, respectively, of the portfolio. Investments in mortgage-backed securities primarily represent securities issued by government or government-sponsored entities. The balance of the available-for-sale portfolio includes municipal securities. Overnight investments include interest-bearing deposits at the Federal Reserve Bank and other financial institutions, and federal funds sold.

Investment Securities

Investment securities available for sale equaled $7.0 billion at March 31, 2015, compared to $7.2 billion and $5.7 billion at December 31, 2014 and March 31, 2014, respectively. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of March 31, 2015, investment securities available for sale had a net unrealized gain of $33.6 million, compared to a net unrealized gain of $8.3 million as of December 31, 2014 and a net unrealized loss of $4.7 million as of March 31, 2014. In determining whether we had any other than temporary impairment for securities with unrealized losses we consider the amount and duration of the impairment, whether the impairment is industry-wide or specific to the financial condition of the issuer, our ability to hold the investment for recovery, adverse actions by rating agencies and deferred interest payments on debt securities. Management concluded that no other than temporary impairment existed as of March 31, 2015.

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

Table 7
Investment Securities

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$2,237,002	$2,246,966	$2,626,900	$2,629,670	$1,274,716	$1,273,221
Government agency	988,563	990,894	908,362	908,817	1,811,889	1,812,774
Mortgage-backed securities	3,785,912	3,807,249	3,628,187	3,633,304	2,592,766	2,566,666
Equity securities	—	—	—	—	543	22,560
Municipal securities	—	—	125	126	186	186
Other	—	—	—	—	870	830
Total investment securities available for sale	7,011,477	7,045,109	7,163,574	7,171,917	5,680,970	5,676,237
Investment securities held to maturity:
Mortgage-backed securities	441	459	518	544	782	835
Total investment securities	$7,011,918	$7,045,568	$7,164,092	$7,172,461	$5,681,752	$5,677,072

Loans and Leases
Loans and leases are evaluated at acquisition and where a discount is required at least in part due to credit quality, the nonrevolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with
Deteriorated Credit Quality. Loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date. Conversely, Non-PCI loans include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans, or loans that do not have a discount, due at least in part, to credit quality at the time of acquisition. All loans acquired in the CCBT acquisition are accounted for as PCI loans.
We report our PCI and non-PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial and industrial or residential mortgage. See Note D to the Consolidated Financial Statements, "Loans and Leases," for definitions of each loan class.
Table 8
Loans and Leases

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$608,556	$550,568	$335,271
Commercial mortgage	7,591,745	7,552,948	6,330,843
Other commercial real estate	262,293	244,875	177,082
Commercial and industrial	2,072,414	1,988,934	1,175,543
Lease financing	603,737	571,916	394,268
Other	354,713	353,833	179,725
Total commercial loans	11,493,458	11,263,074	8,592,732
Noncommercial:
Residential mortgage	2,524,549	2,520,542	1,030,032
Revolving mortgage	2,528,257	2,561,800	2,091,000
Construction and land development	170,208	120,097	119,049
Consumer	1,127,942	1,117,454	367,413
Total noncommercial loans	6,350,956	6,319,893	3,607,494
Total non-PCI loans and leases	17,844,414	17,582,967	12,200,226
PCI loans:
Commercial:
Construction and land development	$70,049	$78,079	$106,670
Commercial mortgage	653,846	577,518	728,872
Other commercial real estate	40,841	40,193	47,826
Commercial and industrial	24,134	27,254	38,838
Other	2,886	3,079	870
Total commercial loans	791,756	726,123	923,076
Noncommercial:
Residential mortgage	380,490	382,340	291,254
Revolving mortgage	70,363	74,109	25,776
Construction and land development	874	912	28,151
Consumer	3,860	3,014	2,561
Total noncommercial loans	455,587	460,375	347,742
Total PCI loans	1,247,343	1,186,498	1,270,818
Total loans and leases	$19,091,757	$18,769,465	$13,471,044

Loans for the first quarter of 2015 totaled $19.1 billion, an increase of $322.3 million, or 1.7 percent, compared to the fourth quarter of 2014. Non-PCI loans increased by $261.4 million, or 1.5 percent, compared to the fourth quarter of 2014, as a result of commercial loan growth. PCI loans increased by $60.8 million, or 5.1 percent, compared to the fourth quarter of 2014 due to loans of $147.0 million resulting from the CCBT acquisition, offset by the continuing reduction in the PCI loan portfolio due to payoffs and resolution of problem assets.
Non-PCI loans increased by $5.64 billion, compared to the first quarter of 2014, primarily reflecting originated loan growth and the Bancorporation contribution of $4.49 billion in loans at fair value as of the acquisition date. PCI loans decreased by $23.5 million from the first quarter of 2014, due to the continued reduction in the PCI loan portfolio as aligned with original forecasts, offset by additional PCI loans acquired through the Bancorporation and CCBT acquisitions.

While the current economic conditions continue to suppress loan demand, we believe the 2015 growth to date points to general improvement in consumer and business confidence, and we expect originated loan growth to continue for the remainder of 2015.
Allowance for Loan and Lease Losses ("ALLL")

The ALLL totaled $205.6 million at March 31, 2015, representing an increase of $1.1 million since December 31, 2014 and a decrease of $17.4 million since March 31, 2014. The ALLL as a percentage of total loans at March 31, 2015 was 1.08 percent, compared to 1.09 percent and 1.65 percent at December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, the ALLL allocated to non-PCI loans totaled $187.9 million, or 1.05 percent of non-PCI loans and leases, compared to $182.8 million, or 1.04 percent, and $177.9 million, or 1.46 percent, at December 31, 2014 and March 31, 2014, respectively. An additional ALLL of $17.6 million relates to PCI loans at March 31, 2015, compared to $21.6 million at December 31, 2014 and $45.0 million at March 31, 2014.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at March 31, 2015, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

BancShares recorded a $5.8 million net provision expense for loan and lease losses during the first quarter of 2015, compared to a net provision expense of $8.3 million and net provision credit of $1.9 million in the fourth quarter of 2014 and first quarter of 2014, respectively. PCI loan net provision credit totaled $2.9 million during the first quarter of 2015, compared to a net credit of $2.6 million and $2.3 million for the fourth quarter of 2014 and first quarter of 2014, respectively. The change from both periods was primarily the result of reversals of prior impairment due to accelerated payments and credit quality improvement. Non-PCI loan provision expense totaled $8.7 million during the first quarter of 2015, compared to $370 thousand during the same period of 2014, primarily the result of commercial loan growth. Non-PCI loan provision expense decreased $2.3 million from $10.9 million in the fourth quarter of 2014, reflecting continued credit quality improvement during the first quarter of 2015.

Net charge-offs for non-PCI loans totaled $3.6 million during the first quarter of 2015, compared to $2.3 million during the same period of 2014 and $3.2 million during the fourth quarter of 2014. On an annualized basis, net charge-offs as a percentage of average non-PCI loans and leases during the first quarter of 2015 remained consistent at 0.08 percent when compared to the same period of 2014, and increased from 0.07 percent during the fourth quarter of 2014. Net charge-offs on PCI loans declined $5.1 million to $1.1 million in the first quarter of 2015 when compared to the first quarter of 2014, primarily as a result of significant balance reductions noted in the commercial mortgage and commercial and industrial loan classes as a result of pay-downs and problem loan resolutions. Net charge-offs on PCI loans declined $403 thousand when compared to the fourth quarter of 2014.

Table 9
Allowance for Loan and Lease Losses

	2015	2014
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
ALLL at beginning of period	$204,466	$200,905	$206,246	$222,942	$233,394
Provision (credit) for loan and lease losses:
PCI loans	(2,864)	(2,622)	(197)	(9,529)	(2,273)
Non-PCI loans	8,656	10,927	1,734	2,230	370
Net charge-offs of loans and leases:
Charge-offs	(7,176)	(7,469)	(8,721)	(10,904)	(10,676)
Recoveries	2,471	2,725	1,843	1,507	2,127
Net charge-offs of loans and leases	(4,705)	(4,744)	(6,878)	(9,397)	(8,549)
ALLL at end of period	$205,553	$204,466	$200,905	$206,246	$222,942
ALLL at end of period allocated to loans and leases:
PCI	$17,619	$21,629	$25,800	$29,331	$44,993
Non-PCI	187,934	182,837	175,105	176,915	177,949
ALLL at end of period	$205,553	$204,466	$200,905	$206,246	$222,942
Net charge-offs of loans and leases:
PCI	$1,146	$1,549	$3,334	$6,133	$6,254
Non-PCI	3,559	3,195	3,544	3,264	2,295
Total net charge-offs	$4,705	$4,744	$6,878	$9,397	$8,549
Reserve for unfunded commitments	$404	$333	$328	$380	$324
Average loans and leases:
PCI	$1,198,692	$1,244,910	$1,005,045	$1,183,464	$1,282,816
Non-PCI	17,721,544	17,293,643	12,665,172	12,383,148	12,177,129
Loans and leases at period-end:
PCI	1,247,343	1,186,498	996,280	1,109,933	1,270,818
Non-PCI	17,844,414	17,582,967	12,806,511	12,415,023	12,200,226

Ratios
Net charge-offs (annualized) to average loans and leases:
PCI	0.39%	0.49%	1.32%	2.08%	1.98%
Non-PCI	0.08	0.07	0.11	0.11	0.08
Total	0.10	0.10	0.20	0.28	0.26
ALLL to total loans and leases:
PCI	1.41	1.82	2.59	2.64	3.54
Non-PCI	1.05	1.04	1.37	1.43	1.46
Total	1.08	1.09	1.46	1.52	1.65
Asset Quality
Asset quality continues to be strong due to prudent underwriting standards and management of nonperforming assets. Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans.
As of March 31, 2015, BancShares’ nonperforming assets amounted to $183.0 million, an increase of $12.1 million from $170.9 million at December 31, 2014, primarily related to a $3.8 million loan acquired in the Bancorporation merger and certain residential and revolving mortgage loans moving to nonaccrual status from past due as a result of recent system enhancements. Compared to the same quarter a year ago, nonperforming assets are down $2.5 million from $185.4 million at March 31, 2014. Nonperforming assets as a percentage of total loans and leases plus OREO amounted to 0.95 percent, compared to 0.91 percent and 1.37 percent at December 31, 2014 and March 31, 2014, respectively. Of the $183.0 million in nonperforming assets at March 31, 2015, $38.7 million related to loans and OREO covered by loss share agreements and $144.2 million relates to noncovered loans and OREO. Covered nonperforming assets at March 31, 2015 decreased $55.2 million, or 58.77 percent, when compared to March 31, 2014. Covered nonperforming assets represent 8.42 percent of covered loans and OREO, compared to 9.84 percent and 9.34 percent as of December 31, 2014 and March 31, 2014, respectively. Noncovered nonperforming assets represented 0.77 percent of covered loans and leases plus OREO as of March 31, 2015, in comparison to 0.66 percent and 0.73 percent as of December 31, 2014 and March 31, 2014, respectively.

Table 10
Nonperforming Assets

	2015	2014
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Risk Elements
Nonaccrual loans and leases:
Covered under loss share agreements	$21,440	$27,020	$30,415	$54,036	$52,108
Not covered under loss share agreements	71,536	50,407	54,203	46,485	46,952
Other real estate:
Covered	17,302	22,982	29,272	40,136	41,855
Noncovered	72,690	70,454	43,186	35,151	44,504
Total nonperforming assets	$182,968	$170,863	$157,076	$175,808	$185,419
Nonperforming assets:
Covered	$38,742	$50,002	$59,687	$94,172	$93,963
Noncovered	144,226	120,861	97,389	81,636	91,456
Total nonperforming assets	$182,968	$170,863	$157,076	$175,808	$185,419
Loans and leases:
Covered	$443,055	$485,308	$469,038	$818,235	$964,272
Noncovered	18,648,702	18,284,157	13,333,753	12,706,721	12,506,772

Accruing loans and leases 90 days or more past due	99,130	115,680	75,227	79,532	146,573

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	8.42%	9.84%	11.98%	10.97%	9.34%
Noncovered	0.77	0.66	0.73	0.64	0.73
Total	0.95	0.91	1.13	1.29	1.37
Troubled Debt Restructurings
Troubled debt restructurings ("TDRs") are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases. TDRs which are accruing at the time of restructure and continue to perform based on the restructured terms are considered performing.
At March 31, 2015, total accruing TDRs totaled $131.5 million, a decrease of $4.5 million and $67.2 million, from $136.0 million and $198.7 million at December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, total nonaccruing TDRs totaled $25.5 million, an increase of $10.0 million from December 31, 2014 and a decrease of $6.8 million from March 31, 2014. The increase in nonaccruing TDRs from December 31, 2014 is primarily related to a $3.8 million loan acquired in the Bancorporation merger and certain residential and revolving mortgage loans moving to nonaccrual status as previously disclosed.
Table 11
Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Accruing TDRs:
PCI	$44,582	$44,647	$105,642
Non-PCI	86,884	91,316	93,016
Total accruing TDRs	131,466	135,963	198,658
Nonaccruing TDRs:
PCI	1,999	2,225	11,626
Non-PCI	23,526	13,291	20,717
Total nonaccruing TDRs	25,525	15,516	32,343
All TDRs:
PCI	46,581	46,872	117,268
Non-PCI	110,410	104,607	113,733
Total TDRs	$156,991	$151,479	$231,001

Interest-Bearing Liabilities
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $19.2 billion and $14.2 billion at March 31, 2015 and March 31, 2014, respectively, and totaled $18.9 billion at December 31, 2014. The $296.4 million increase from December 31, 2014 was primarily due to $171.6 million of interest-bearing deposits as of March 31, 2015 acquired in the CCBT acquisition and a $116.9 million increase in long-term obligations as a result of a new Federal Home Loan Bank ("FHLB") borrowings in 2015. These increases were offset by a decrease in short-term borrowings of $45.3 million due to maturities of FHLB borrowings during the quarter. The increase of $5.03 billion from March 31, 2014 was primarily due to the Bancorporation merger.
Deposits
At March 31, 2015, total deposits equaled $26.3 billion, an increase of $622.3 million, or 2.4 percent, when compared to the fourth quarter of 2014. The increase in the current quarter was due to $171.6 million of deposits acquired in the CCBT acquisition, organic growth and seasonal deposit fluctuations. Deposits increased $7.54 billion, or by 40.2 percent, when compared to March 31, 2014, primarily as a result of the Bancorporation merger coupled with recurring deposit balance fluctuations.
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
Short-Term Borrowings
At March 31, 2015, short-term borrowings totaled $941.9 million compared to $617.8 million and $987.2 million at March 31, 2014 and December 31, 2014, respectively. The $324.1 million increase from March 31, 2014 was due to $295.7 million in short-term borrowings added as a result of the October 1, 2014 Bancorporation merger and subordinated debt and FHLB borrowings with maturities less than one year being reclassified from long-term obligations. The $45.3 million decline from December 31, 2014 was due to maturities of FHLB borrowings during the first quarter of 2015.
Long-Term Obligations
Long-term obligations equaled $468.2 million at March 31, 2015, up $27.9 million and $116.9 million from March 31, 2014 and December 31, 2014, respectively. The increase from March 31, 2014 was primarily the result of $124.9 million in long-term obligations added as a result of the October 1, 2014 Bancorporation merger offset by subordinated debt and FHLB borrowings with maturities less than one year being reclassified from long-term obligations. Long-term obligations increased from December 31, 2014 as a result of a new $120.0 million FHLB borrowing in the first quarter of 2015.

At March 31, 2015 and December 31, 2014, long-term obligations included $132.5 million and $132.9 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. At March 31, 2014 long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I's ("the Trusts") trust preferred securities mature in 2036, 2034, and 2034, respectively, and may be redeemed at par in whole or in part at any time. FCB/SC Capital Trust II, and SCB Capital Trust I were former capital trust subsidiaries of Bancorporation. BancShares has guaranteed all obligations of the Trusts.

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI)within shareholder's equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net decrease in shareholders' equity of $35.4 million at March 31, 2015, compared to net reductions of $53.0 million and $16.6 million at December 31, 2014 and March 31, 2014, respectively. The $17.6 million increase in AOCI from December 31, 2014 reflects an increase in unrealized gains on investment securities available for sale.

The $18.8 million reduction in AOCI from March 31, 2014, reflects the change in the funded status of the defined benefit plan, net of an increase in unrealized gains on investment securities available for sale.

Table 12
Analysis of Capital Adequacy

	March 31, 2015 (1)	December 31, 2014	March 31, 2014	Regulatory minimum (2)	Well-capitalized requirement (2)
BancShares
Risk-based capital ratios(3)
Tier 1 capital	12.91%	13.61%	14.53%	6.00%	8.00%
Tier 1 common equity(4)	12.76	N/A	N/A	4.50	6.50
Total capital	14.40	14.69	16.02	8.00	10.00
Tier 1 leverage ratio(3)	8.89	8.91	9.63	4.00	5.00

Bank
Risk-based capital ratios(3)
Tier 1 capital	12.87%	13.12%	14.22%	6.00%	8.00%
Tier 1 common equity(4)	12.87	N/A	N/A	4.50	6.50
Total capital	13.91	14.37	15.66	8.00	10.00
Tier 1 leverage ratio(3)	8.88	9.30	9.36	4.00	5.00
(1) March 31, 2015 calculated under Basel III guidelines, which became effective January 1, 2015.
(2) Regulatory minimum and well-capitalized requirements are based on 2015 Basel III regulatory capital guidelines.
(3) Amounts for March 2014 period have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments for qualified affordable housing projects.
(4) Tier 1 common equity ratio requirements were established under Basel III guidelines; therefore, this ratio is not applicable for periods prior to January 1, 2015.
Bank regulatory agencies approved regulatory capital guidelines ("Basel III") aimed at strengthening existing capital requirements for banking organizations. Under the final rules, minimum requirements increase for both the quantity and quality of capital held by BancShares. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50 percent, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00 percent to 6.00 percent, require a minimum ratio of total capital to risk-weighted assets of 8.00 percent, and require a minimum Tier 1 leverage ratio of 4.00 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.
The phase-in period for the final rules became effective for BancShares on January 1, 2015, with full compliance of all the final rules' requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, BancShares continues to exceed minimum capital standards and FCB remains well-capitalized under the new rules.
The implementation of Basel III increased risk-weighted assets in comparison to December 31, 2014, resulting in a decrease in our Tier 1 capital ratio and total capital ratio at March 31, 2015 due to the phasing out of trust preferred capital securities from Tier 1 to Tier 2 capital. As aligned with expectations and incorporated in our capital planning process, BancShares remained well capitalized with a leverage capital ratio of 8.89 percent, Tier 1 risk-based capital ratio of 12.91 percent, common equity Tier 1 ratio of 12.76 and total risk-based capital ratio of 14.40 percent under Basel III guidelines at March 31, 2015.
BancShares had $32.1 million of trust preferred capital securities included in Tier 1 capital at March 31, 2015, compared to $128.5 million at December 31, 2014. The decrease during 2015 was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital, with the remaining 25 percent phased out on January 1, 2016.

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

Credit risk management. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Loans and leases, other than acquired loans, were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans were recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both acquired and originated loans to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL that accounts for losses inherent in the loan and lease portfolio.

Interest rate risk management. Interest rate risk (IRR) results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes.

We assess our short term IRR by forecasting net interest income under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the existence of contractual floors on certain loans, competitive pressures that constrain our ability to reduce deposit interest rates and the current extraordinarily low level of interest rates, it is unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration of low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates.

Table 13
Net Interest Income Sensitivity Simulation Analysis

This table provides the annual impact on net interest income resulting from various interest rate shock scenarios as of March 31, 2015 and December 31, 2014.

	Estimated increase in net interest income
Change in interest rate (basis point)	March 31, 2015	December 31, 2014
+100	2.33%	2.90%
+200	1.93	4.10
+300	(1.99)	2.40

Table 14
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity ("EVE") sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of March 31, 2015 and December 31, 2014.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	March 31, 2015	December 31, 2014
+100	3.98%	2.80%
+200	2.86	2.20
+300	(1.84)	(0.90)

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP. See Note M to the Consolidated Financial Statements, "Derivatives," for additional discussion of this interest rate swap.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. At its core is a reliance on the retail deposit book, due to the generally stable balances and low cost it offers. Other primary sources of liquidity include interest-bearing deposit accounts at the Federal Reserve Bank and various other corresponding bank accounts as well as unencumbered securities. This free liquidity totaled $4.81 billion at March 31, 2015 compared to $4.29 billion at December 31, 2014. Another principle source of available liquidity is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $300.3 million as of March 31, 2015, and we had sufficient collateral pledged to secure $2.01 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities that totaled $715.0 million at March 31, 2015.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our Critical Accounting Policies as described in our 2014 Annual Report on Form 10-K.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2015, BancShares’ market risk profile has not changed significantly from December 31, 2014, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the first quarter of 2015 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Additional information relating to legal proceedings is set forth in Note L of BancShares' Notes to Unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors

Except as discussed below, there have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2014.

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

We continue to encounter technological change for which we expect to incur significant expense

The technological complexity necessary for a competitive array of financial products and services to customers continues to increase. Our future success requires that we maintain technology and associated facilities that will support our ability to meet the banking and other financial needs of our customers. In 2013, we undertook projects to modernize our systems and associated facilities, strengthen our business continuity and disaster recovery efforts, and reduce operational risk. As these projects have evolved over time, we have identified other areas that require improvements to infrastructure, and have accordingly expanded the projects’ scope. In 2014, we increased the total projected spend to approximately $130 million. A significant portion of those costs have been incurred and will be capitalized in 2015. As the projects are completed over the next several quarters, we expect expenses to increase as the related projects are amortized over their expected useful lives. If the projects’ objectives are not achieved or if the cost of the projects materially exceeds the estimate, our business, financial condition and financial results could be adversely impacted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)

32.2	Certification of Chief Financial Officer (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2015		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer