Form 10-Q
period 2015-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2015-08-05
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of August 4, 2015)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$514,404	$604,182
Overnight investments	1,703,341	1,724,919
Investment securities available for sale	7,350,194	7,171,917
Investment securities held to maturity	351	518
Loans held for sale	85,040	63,696
Loans and leases	19,520,185	18,769,465
Less allowance for loan and lease losses	(208,317)	(204,466)
Net loans and leases	19,311,868	18,564,999
Premises and equipment	1,121,421	1,125,081
Other real estate owned:
Covered under loss share agreements	12,890	22,982
Not covered under loss share agreements	60,358	70,454
Income earned not collected	66,729	57,254
FDIC loss share receivable	5,808	28,701
Goodwill	139,773	139,773
Other intangible assets	98,998	106,610
Other assets	425,680	394,027
Total assets	$30,896,855	$30,075,113
Liabilities
Deposits:
Noninterest-bearing	$8,970,056	$8,086,784
Interest-bearing	17,541,840	17,591,793
Total deposits	26,511,896	25,678,577
Short-term borrowings	723,225	987,184
Long-term obligations	475,568	351,320
FDIC loss share payable	122,038	116,535
Other liabilities	270,238	253,903
Total liabilities	28,102,965	27,387,519
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at June 30, 2015 and December 31, 2014)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2015 and December 31, 2014)	1,005	1,005
Surplus	658,918	658,918
Retained earnings	2,174,121	2,069,647
Accumulated other comprehensive loss	(51,159)	(52,981)
Total shareholders’ equity	2,793,890	2,687,594
Total liabilities and shareholders’ equity	$30,896,855	$30,075,113

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2015	2014	2015	2014
Interest income
Loans and leases	$222,682	$164,108	$433,544	$325,142
Investment securities and dividend income	21,806	12,447	41,116	24,195
Overnight investments	1,525	756	2,863	1,368
Total interest income	246,013	177,311	477,523	350,705
Interest expense
Deposits	5,534	6,006	11,163	12,831
Short-term borrowings	1,658	1,551	3,592	2,136
Long-term obligations	4,171	4,056	7,953	9,109
Total interest expense	11,363	11,613	22,708	24,076
Net interest income	234,650	165,698	454,815	326,629
Provision (credit) for loan and lease losses	7,719	(7,299)	13,511	(9,202)
Net interest income after provision (credit) for loan and lease losses	226,931	172,997	441,304	335,831
Noninterest income
Gain on acquisition	—	—	42,930	—
Cardholder services	19,214	13,257	37,615	25,089
Merchant services	22,070	15,035	40,950	28,556
Service charges on deposit accounts	22,361	15,265	44,419	29,705
Wealth management services	21,555	15,815	42,435	30,695
Fees from processing services	45	5,682	95	10,543
Securities gains	147	—	5,273	—
Other service charges and fees	5,685	4,250	11,140	8,194
Mortgage income	5,571	1,210	10,120	2,165
Insurance commissions	2,456	2,253	5,753	5,540
ATM income	1,825	1,260	3,489	2,462
Adjustments to FDIC loss share receivable	(4,553)	(15,295)	(5,600)	(27,644)
Other(1)	11,074	7,857	19,584	13,598
Total noninterest income	107,450	66,589	258,203	128,903
Noninterest expense
Salaries and wages	110,685	81,839	217,228	161,192
Employee benefits	27,212	19,741	57,358	39,841
Occupancy expense	25,532	20,300	51,152	40,710
Equipment expense	23,296	19,581	46,837	38,354
FDIC insurance expense	4,551	2,640	8,822	5,276
Foreclosure-related expenses	1,019	3,858	3,576	9,268
Merger-related expenses	4,573	3,450	7,570	5,903
Other	67,823	47,611	130,314	89,506
Total noninterest expense	264,691	199,020	522,857	390,050
Income before income taxes	69,690	40,566	176,650	74,684
Income taxes(1)	25,168	13,880	64,970	25,519
Net income(1)	$44,522	$26,686	$111,680	$49,165
Average shares outstanding	12,010,405	9,618,941	12,010,405	9,618,941
Net income per share(1)	$3.71	$2.77	$9.30	$5.11
(1) Amounts for the 2014 period have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments in qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2015	2014	2015	2014
Net income(1)	$44,522	$26,686	$111,680	$49,165
Other comprehensive income:
Unrealized (losses) gains on securities:
Change in unrealized securities (losses) gains arising during period	(29,226)	31,550	1,189	43,449
Tax effect	11,352	(12,225)	(461)	(16,868)
Reclassification adjustment for net gains realized and included in income before income taxes	(147)	—	(5,273)	—
Tax effect	74	—	2,051	—
Total change in unrealized (losses) gains on securities, net of tax	(17,947)	19,325	(2,494)	26,581
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	709	568	1,285	1,287
Tax effect	(274)	(218)	(496)	(496)
Total change in unrecognized loss on cash flow hedges, net of tax	435	350	789	791
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,887	1,598	5,773	3,197
Tax effect	(1,123)	(622)	(2,246)	(1,244)
Total change in pension obligation, net of tax	1,764	976	3,527	1,953
Other comprehensive income	(15,748)	20,651	1,822	29,325
Total comprehensive income(1)	$28,774	$47,337	$113,502	$78,490
(1) Amounts for 2014 period have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2013	$8,586	$1,033	$143,766	$1,943,345	$(25,268)	$2,071,462
Net income(1)	—	—	—	49,165	—	49,165
Other comprehensive income, net of tax	—	—	—	—	29,325	29,325
Cash dividends ($0.60 per share)	—	—	—	(5,771)	—	(5,771)
Balance at June 30, 2014	$8,586	$1,033	$143,766	$1,986,739	$4,057	$2,144,181

Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
Net income	—	—	—	111,680	—	111,680
Other comprehensive income, net of tax	—	—	—	—	1,822	1,822
Cash dividends ($0.60 per share)	—	—	—	(7,206)	—	(7,206)
Balance at June 30, 2015	$11,005	$1,005	$658,918	$2,174,121	$(51,159)	$2,793,890
(1) Amount for the 2014 period has been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(1)	$111,680	$49,165
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan and lease losses	13,511	(9,202)
Deferred tax benefit(1)	(23,762)	(3,640)
Net change in current taxes	(25,261)	5,973
Depreciation	44,312	35,455
Net change in accrued interest payable	(2,359)	560
Net increase in income earned not collected	(9,475)	(629)
Gain on acquisition	(42,930)	—
Securities gains	(5,273)	—
Origination of loans held for sale	(355,819)	(123,144)
Proceeds from sale of loans held for sale	338,466	123,967
Gain on sale of loans	(3,991)	(2,220)
Net writedowns/losses on other real estate	3,188	6,993
Net amortization of premiums and discounts(1)	(45,662)	(17,288)
Amortization of intangible assets	8,302	1,207
Reduction in FDIC receivable for loss share agreements	27,291	17,121
Increase in FDIC payable for loss share agreements	5,503	4,903
Net change in other assets(1)	14,243	(32,693)
Net change in other liabilities	25,085	35,033
Net cash provided by operating activities	77,049	91,561
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(566,524)	(57,271)
Purchases of investment securities available for sale	(1,435,387)	(1,409,878)
Proceeds from maturities/calls of investment securities held to maturity	167	214
Proceeds from maturities/calls of investment securities available for sale	757,780	1,529,687
Proceeds from sales of investment securities available for sale	522,024	—
Net change in overnight investments	21,578	(259,150)
Cash paid to the FDIC for loss share agreements	(10,890)	(4,350)
Proceeds from sales of other real estate	47,391	38,370
Additions to premises and equipment	(31,921)	(39,550)
Business acquisition, net cash acquired	123,137	18,194
Net cash used by investing activities	(572,645)	(183,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(359,125)	(219,297)
Net increase in demand and other interest-bearing deposits	926,092	270,118
Net change in short-term borrowings	(269,460)	81,716
Repayment of long-term obligations	(4,483)	(1,240)
Origination of long-term obligations	120,000	—
Cash dividends paid	(7,206)	(5,771)
Net cash provided by financing activities	405,818	125,526
Change in cash and due from banks	(89,778)	33,353
Cash and due from banks at beginning of period	604,182	533,599
Cash and due from banks at end of period	$514,404	$566,952
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$30,350	$25,080
Dividends declared but not paid	3,603	2,886
(1) Amounts for the 2014 period have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
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

Reclassifications
Prior period financial statements reflect the retrospective application of Accounting Standards Update (ASU) 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments Qualified Affordable Housing Projects which was adopted effective in the fourth quarter of 2014 and did not have a material impact on our consolidated financial condition or results of operations. In certain instances other than the retrospective adoption of ASU 2014-01, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income.
Fair values recorded as a result of acquisitions are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. We have increased previously reported amounts of gain on acquisition, net income and retained earnings for the six months ended June 30, 2015 by $3.3 million, net of tax, as a result of adjustments made to the fair value of assets acquired in the FDIC-assisted acquisition of Capitol City Bank & Trust (CCBT) of Atlanta, Georgia in the first quarter of 2015.
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
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) ASU 2015-10 Technical Corrections and Improvements
The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance and make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

The transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance. We adopted the amendments effective second quarter of 2015. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
FASB ASU 2015-08 Business Combinations (Topic 805): Pushdown Accounting - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Accounting Bulletin No. 115
The amendments in this ASU remove references to SEC Staff Accounting Bulletin (SAB) Topic 5.J as the SEC staff previously rescinded its guidance with the issuance of SAB No. 115 when the FASB issued its own pushdown accounting guidance in ASU 2014-17, an amendment we adopted effective fourth quarter of 2014. We adopted the amendments in ASU 2015-08 effective second quarter of 2015. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
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
The amendments in this ASU were effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted this guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations.
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
The accounting changes in this ASU were effective for fiscal years beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale was effective for the fiscal period beginning after December 15, 2014, the disclosures for transactions accounted for as secured borrowings were required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note I.
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
The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note F.

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
BancShares early adopted the guidance effective in the fourth quarter of 2014. Previously, LIHTC investments were accounted for under the cost or equity method, and the amortization was recorded as a reduction to other noninterest income, with the tax credits and other benefits received recorded as a component of the provision for income taxes. BancShares believes the proportional amortization method better represents the economics of LIHTC investments and provides users with a better understanding of the returns from such investments than the cost or equity method. LIHTC investments were $76.4 million and $57.1 million at June 30, 2015 and December 31, 2014, respectively, included in "other assets" on the Consolidated Balance Sheets.
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
This ASU is effective for interim and annual periods beginning after December 15, 2015 for public companies, and is to be applied retrospectively. Early adoption is permitted. We will adopt the guidance effective in the first quarter of 2016 and do not anticipate any impact on our consolidated financial position or consolidated results of operations as a result of adoption.
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
The ASU was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal periods beginning after December 15, 2016. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2018 using one of two retrospective application methods.
NOTE B - BUSINESS COMBINATIONS
Capitol City Bank & Trust Company
On February 13, 2015, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC), as Receiver, to purchase certain assets and assume certain liabilities of CCBT. The acquisition expanded FCB's presence in Georgia as CCBT operated eight branch locations in Atlanta, Stone Mountain, Albany, Augusta and Savannah, Georgia. In June of 2015, FCB closed one of the branches in Atlanta.

The fair value of the assets acquired recorded was $211.9 million, including $154.5 million in loans and $690 thousand of identifiable intangible assets. Liabilities assumed were $272.5 million of which $266.4 million were deposits. During the second quarter of 2015, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $5.4 million to the gain on acquisition. These adjustments were applied retroactively to the first quarter of 2015 and brought the total gain on the transaction to $42.9 million which is included in noninterest income in the Consolidated Statements of Income. The total after-tax impact of the gain was $26.2 million.

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

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$19,622
Investment securities	35,413
Loans	154,496
Intangible assets	690
Other assets	1,714
Total assets acquired	211,935
Liabilities
Deposits	266,352
Short-term borrowings	5,501
Other liabilities	667
Total liabilities assumed	272,520
Fair value of net liabilities assumed	(60,585)
Cash received from FDIC	103,515
Gain on acquisition of CCBT	$42,930
Merger-related expenses of $1.1 million and $1.3 million were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2015, respectively. Loan-related interest income generated from CCBT was approximately $2.4 million for the second quarter of 2015 and $3.7 million since the acquisition date.
All loans resulting from the CCBT transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as purchased credit-impaired (PCI) loans under ASC 310-30.
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
The Bancorporation transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Assets acquired, excluding goodwill, totaled $8.28 billion, including $4.49 billion in loans and leases, $2.01 billion of investment securities available for sale, $1.28 billion in cash and overnight investments, and $109.4 million of identifiable intangible assets. Liabilities assumed were $7.66 billion, including $7.17 billion of deposits. Goodwill of $4.2 million was recorded equaling the excess purchase price over the estimated fair value of the net assets acquired on the acquisition date.
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

	Three months ended June 30	Six months ended June 30
(Dollars in thousands)	2014	2014
Total revenue (interest income plus noninterest income)	$330,253	$653,777
Net income	$40,259	$77,489

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$2,198,027	$8,832	$—	$2,206,859
Government agency	774,962	1,667	385	776,244
Mortgage-backed securities	4,372,946	11,664	17,519	4,367,091
Total investment securities available for sale	$7,345,935	$22,163	$17,904	$7,350,194

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$2,626,900	$2,922	$152	$2,629,670
Government agency	908,362	702	247	908,817
Mortgage-backed securities	3,628,187	16,964	11,847	3,633,304
Municipal securities	125	1	—	126
Total investment securities available for sale	$7,163,574	$20,589	$12,246	$7,171,917

	June 30, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$351	$14	$—	$365

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$518	$26	$—	$544

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

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$412,357	$412,720	$447,866	$447,992
One through five years	2,560,632	2,570,383	3,087,521	3,090,621
Mortgage-backed securities	4,372,946	4,367,091	3,628,187	3,633,304
Total investment securities available for sale	$7,345,935	$7,350,194	$7,163,574	$7,171,917
Investment securities held to maturity
Mortgage-backed securities held to maturity	$351	$365	$518	$544

For each period presented, securities gains (losses) included the following:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Gross gains on sales of investment securities available for sale	$151	$—	$5,286	$—
Gross losses on sales of investment securities available for sale	(4)	—	(13)	—
Total net securities gain	$147	$—	$5,273	$—

The following table provides information regarding securities with unrealized losses as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
Government agency	90,567	385	—	—	90,567	385
Mortgage-backed securities	1,872,344	12,736	296,170	4,783	2,168,514	17,519
Total	$1,962,911	$13,121	$296,170	$4,783	$2,259,081	$17,904

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$338,612	$151	$1,015	$1	$339,627	$152
Government agency	261,288	247	—	—	261,288	247
Mortgage-backed securities	573,374	1,805	831,405	10,042	1,404,779	11,847
Total	$1,173,274	$2,203	$832,420	$10,043	$2,005,694	$12,246
Investment securities with an aggregate fair value of $296.2 million and $832.4 million had continuous unrealized losses for more than 12 months as of June 30, 2015 and December 31, 2014, respectively, with an aggregate unrealized loss of $4.8 million and $10.0 million, respectively. As of June 30, 2015, all 38 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of June 30, 2015 or December 31, 2014 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.69 billion at June 30, 2015 and $4.37 billion at December 31, 2014 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans that do not have a discount, due at least in part, to credit quality at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the nonrevolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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
Lease financing – Lease financing consists solely of lease financing agreements for business equipment, vehicles and other assets.
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

Loans and leases outstanding included the following at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$547,151	$493,133
Commercial mortgage	7,861,590	7,552,948
Other commercial real estate	288,214	244,875
Commercial and industrial	2,199,591	1,988,934
Lease financing	643,508	571,916
Other	338,389	353,833
Total commercial loans	11,878,443	11,205,639
Noncommercial:
Residential mortgage	2,597,064	2,493,058
Revolving mortgage	2,529,936	2,561,800
Construction and land development	227,280	205,016
Consumer	1,164,223	1,117,454
Total noncommercial loans	6,518,503	6,377,328
Total non-PCI loans and leases	18,396,946	17,582,967
PCI loans:
Commercial:
Construction and land development	48,208	78,079
Commercial mortgage	611,505	577,518
Other commercial real estate	14,353	40,193
Commercial and industrial	20,382	27,254
Other	2,597	3,079
Total commercial loans	697,045	726,123
Noncommercial:
Residential mortgage	358,307	382,340
Revolving mortgage	64,340	74,109
Construction and land development	345	912
Consumer	3,202	3,014
Total noncommercial loans	426,194	460,375
Total PCI loans	1,123,239	1,186,498
Total loans and leases	$19,520,185	$18,769,465
At June 30, 2015, $319.7 million of total loans and leases were covered under loss share agreements, compared to $485.3 million at December 31, 2014. At the beginning of the second quarter of 2015, loss share protection expired for non-single family residential loans acquired from Sun American Bank ("SAB") and all loans acquired from First Regional Bank ("FRB"). Loan balances at June 30, 2015 for the expiring agreements from SAB and FRB were $30.9 million and $9.0 million, respectively. Loss share protection for Williamsburg First National Bank non-single family residential loans with a balance of $8.2 million at June 30, 2015 will expire at the beginning of the fourth quarter of 2015.
At June 30, 2015, $3.31 billion in noncovered loans with a lendable collateral value of $2.38 billion were used to secure $290.3 million in Federal Home Loan Bank ("FHLB") of Atlanta advances, resulting in additional borrowing capacity of $2.09 billion. At December 31, 2014, $3.16 billion in noncovered loans with a lendable collateral value of $2.20 billion were used to secure $240.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $1.96 billion.

The unamortized discount related to the non-PCI loans and leases acquired in the Bancorporation merger totaled $49.3 million and $61.2 million at June 30, 2015 and December 31, 2014, respectively.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2015 and December 31, 2014 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans.

Non-PCI loans and leases outstanding at June 30, 2015 and December 31, 2014 by credit quality indicator are provided below:

	June 30, 2015
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$532,286	$7,613,114	$285,339	$2,050,360	$635,084	$334,601	$11,450,784
Special mention	12,385	102,773	267	17,861	4,797	1,859	139,942
Substandard	2,331	141,061	1,043	16,471	3,294	1,929	166,129
Doubtful	—	1,553	—	2,333	325	—	4,211
Ungraded	149	3,089	1,565	112,566	8	—	117,377
Total	$547,151	$7,861,590	$288,214	$2,199,591	$643,508	$338,389	$11,878,443

	December 31, 2014
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$474,374	$7,284,714	$242,053	$1,859,415	$564,319	$349,111	$10,773,986
Special mention	13,927	129,247	909	27,683	3,205	1,384	176,355
Substandard	4,720	134,677	1,765	8,878	3,955	3,338	157,333
Doubtful	—	2,366	—	164	365	—	2,895
Ungraded	112	1,944	148	92,794	72	—	95,070
Total	$493,133	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$11,205,639

	June 30, 2015
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,559,874	$2,516,158	$224,776	$1,156,148	$6,456,956
30-59 days past due	22,118	6,174	1,542	5,060	34,894
60-89 days past due	6,039	2,372	469	1,928	10,808
90 days or greater past due	9,033	5,232	493	1,087	15,845
Total	$2,597,064	$2,529,936	$227,280	$1,164,223	$6,518,503

	December 31, 2014
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,454,797	$2,542,807	$202,344	$1,110,153	$6,310,101
30-59 days past due	23,288	11,097	1,646	4,577	40,608
60-89 days past due	6,018	2,433	824	1,619	10,894
90 days or greater past due	8,955	5,463	202	1,105	15,725
Total	$2,493,058	$2,561,800	$205,016	$1,117,454	$6,377,328

PCI loans and leases outstanding at June 30, 2015 and December 31, 2014 by credit quality indicator are provided below:

	June 30, 2015
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$18,052	$324,320	$8,456	$11,681	$796	$363,305
Special mention	2,506	100,609	13	1,934	—	105,062
Substandard	21,917	172,577	5,549	5,796	1,801	207,640
Doubtful	4,341	13,571	—	307	—	18,219
Ungraded	1,392	428	335	664	—	2,819
Total	$48,208	$611,505	$14,353	$20,382	$2,597	$697,045

	December 31, 2014
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$13,514	$300,187	$11,033	$16,637	$801	$342,172
Special mention	6,063	98,724	16,271	4,137	—	125,195
Substandard	53,739	171,920	12,889	6,312	2,278	247,138
Doubtful	2,809	6,302	—	130	—	9,241
Ungraded	1,954	385	—	38	—	2,377
Total	$78,079	$577,518	$40,193	$27,254	$3,079	$726,123

	June 30, 2015
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$311,880	$57,529	$314	$2,902	$372,625
30-59 days past due	11,435	4,434	31	112	16,012
60-89 days past due	3,882	147	—	45	4,074
90 days or greater past due	31,110	2,230	—	143	33,483
Total	$358,307	$64,340	$345	$3,202	$426,194

	December 31, 2014
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$326,589	$68,548	$506	$2,582	$398,225
30-59 days past due	11,432	1,405	—	147	12,984
60-89 days past due	10,073	345	—	25	10,443
90 days or greater past due	34,246	3,811	406	260	38,723
Total	$382,340	$74,109	$912	$3,014	$460,375

The aging of the outstanding non-PCI loans and leases, by class, at June 30, 2015 and December 31, 2014 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,632	$612	$921	$3,165	$543,986	$547,151
Commercial mortgage	11,903	4,896	14,676	31,475	7,830,115	7,861,590
Other commercial real estate	49	—	188	237	287,977	288,214
Commercial and industrial	6,275	1,010	1,050	8,335	2,191,256	2,199,591
Lease financing	1,161	90	308	1,559	641,949	643,508
Residential mortgage	22,118	6,039	9,033	37,190	2,559,874	2,597,064
Revolving mortgage	6,174	2,372	5,232	13,778	2,516,158	2,529,936
Construction and land development - noncommercial	1,542	469	493	2,504	224,776	227,280
Consumer	5,060	1,928	1,087	8,075	1,156,148	1,164,223
Other	338	—	210	548	337,841	338,389
Total non-PCI loans and leases	$56,252	$17,416	$33,198	$106,866	$18,290,080	$18,396,946

	December 31, 2014
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$520	$283	$330	$1,133	$492,000	$493,133
Commercial mortgage	11,367	4,782	8,061	24,210	7,528,738	7,552,948
Other commercial real estate	206	70	102	378	244,497	244,875
Commercial and industrial	2,843	1,545	378	4,766	1,984,168	1,988,934
Lease financing	1,631	8	2	1,641	570,275	571,916
Residential mortgage	23,288	6,018	8,955	38,261	2,454,797	2,493,058
Revolving mortgage	11,097	2,433	5,463	18,993	2,542,807	2,561,800
Construction and land development - noncommercial	1,646	824	202	2,672	202,344	205,016
Consumer	4,577	1,619	1,105	7,301	1,110,153	1,117,454
Other	146	1,966	—	2,112	351,721	353,833
Total non-PCI loans and leases	$57,321	$19,548	$24,598	$101,467	$17,481,500	$17,582,967

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2015 and December 31, 2014 for non-PCI loans, were as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$1,401	$102	$343	$56
Commercial mortgage	34,140	2,863	24,720	1,003
Other commercial real estate	588	30	619	35
Commercial and industrial	4,158	555	1,741	239
Lease financing	353	37	374	2
Residential mortgage	20,044	671	14,242	3,191
Revolving mortgage	11,765	19	—	5,463
Construction and land development - noncommercial	1	—	—	202
Consumer	852	606	—	1,059
Other	133	77	1,966	—
Total non-PCI loans and leases	$73,435	$4,960	$44,005	$11,250
Purchased credit-impaired loans (PCI) loans
The following table relates to PCI loans acquired in the CCBT acquisition and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans and leases at the acquisition date.

(Dollars in thousands)
Contractually required payments	$247,812
Cash flows expected to be collected	$207,688
Fair value of loans at acquisition	$154,496
The recorded fair values of PCI loans acquired in the CCBT acquisition as of the acquisition date were as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$4,116
Commercial mortgage	129,732
Other commercial real estate	3,202
Commercial and industrial	2,844
Total commercial loans	139,894
Noncommercial:
Residential mortgage	13,251
Consumer	1,351
Total noncommercial loans	14,602
Total PCI loans and leases	$154,496
The following table provides changes in the carrying value of all purchased credit-impaired loans during the six months ended June 30, 2015 and June 30, 2014:

(Dollars in thousands)	2015	2014
Balance at January 1	$1,186,498	$1,029,426
Fair value of acquired loans	154,496	316,327
Accretion	59,182	60,660
Payments received and other changes, net	(276,937)	(296,480)
Balance at June 30	$1,123,239	$1,109,933
Unpaid principal balance at June 30	$2,025,905	$1,888,475
The carrying value of loans on the cost recovery method was $12.2 million at June 30, 2015 and $33.4 million at December 31, 2014. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $8.7 million and $33.4 million at June 30, 2015 and December 31, 2014, respectively.

For PCI loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first six months of 2015 and 2014.

(Dollars in thousands)	2015	2014
Balance at January 1	$418,160	$439,990
Additions from acquisitions	53,192	84,295
Accretion	(59,182)	(60,660)
Reclassifications from nonaccretable difference	12,322	9,992
Changes in expected cash flows that do not affect nonaccretable difference	(45,391)	(17,126)
Balance at June 30	$379,101	$456,491

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES ("ALLL")

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$13,108	$82,038	$1,031	$36,954	$4,293	$2,981	$11,328	$17,529	$1,056	$17,616	$187,934
Provision	88	(1,878)	(227)	4,547	408	(1,824)	1,162	31	74	6,613	8,994
Charge-offs	(221)	(47)	(9)	(2,318)	(6)	—	(90)	(616)	—	(2,743)	(6,050)
Recoveries	104	323	9	209	11	31	305	346	3	630	1,971
Balance at June 30	$13,079	$80,436	$804	$39,392	$4,706	$1,188	$12,705	$17,290	$1,133	$22,116	$192,849

	Three months ended June 30, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at April 1	$12,246	$94,217	$945	$24,021	$4,183	$454	$10,944	$16,408	$1,249	$13,282	$177,949
Provision	(1,135)	(1,961)	(155)	3,033	176	163	(1,557)	1,252	(323)	2,737	2,230
Charge-offs	—	(272)	—	(531)	(14)	(5)	(234)	(1,064)	(23)	(2,628)	(4,771)
Recoveries	5	145	16	386	20	—	148	201	2	584	1,507
Balance at June 30	$11,116	$92,129	$806	$26,909	$4,365	$612	$9,301	$16,797	$905	$13,975	$176,915

	Six months ended June 30, 2015
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Provision	1,191	(5,557)	231	12,093	419	(2,042)	1,975	(431)	192	9,579	17,650
Charge-offs	(239)	(280)	(178)	(4,031)	(21)	—	(374)	(1,409)	(22)	(5,526)	(12,080)
Recoveries	166	1,084	19	603	22	46	443	480	71	1,508	4,442
Balance at June 30	$13,079	$80,436	$804	$39,392	$4,706	$1,188	$12,705	$17,290	$1,133	$22,116	$192,849

	Six months ended June 30, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874
Provision	750	(8,940)	(229)	5,009	(348)	435	(948)	2,605	254	4,012	2,600
Charge-offs	—	(440)	—	(1,027)	(72)	(13)	(418)	(2,324)	(94)	(4,805)	(9,193)
Recoveries	31	1,252	26	565	36	—	156	277	64	1,227	3,634
Balance at June 30	$11,116	$92,129	$806	$26,909	$4,365	$612	$9,301	$16,797	$905	$13,975	$176,915
The provision expense for commercial and industrial loans totaled $4.5 million and $12.1 million for the three and six months ended June 30, 2015, respectively, compared to $3.0 million and $5.0 million for the same respective periods of 2014. Loan growth during 2015 was higher than the prior year causing the increases in provision expense.
The other loan class had a net provision credit of $1.8 million and $2.0 million for the three and six months ended June 30, 2015, respectively, compared to provision expense of $163 thousand and $435 thousand for the same respective periods of 2014. The current net provision credits were the result of the reversal of previously identified impairment on individually impaired loans due to credit quality improvement.
The provision for the residential mortgage loan class totaled $1.2 million and $2.0 million for the three and six months ended June 30, 2015, respectively, compared to net provision credits of $1.6 million and $948 thousand for the same respective periods of 2014. The increases in the provision expense were attributable to newly originated non-PCI loans and stable credit quality in the current periods. In 2014, improved credit quality trends resulted in a release of reserves for the three and six months ended June 30, 2014.

Revolving mortgage loans had net provision expense of $31 thousand and a net provision credit of $431 thousand for the three and six months ended June 30, 2015, respectively, compared to net provision expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2014, respectively. The decline in provision expense for both periods was due to lower net charge-offs and improved credit quality trends within the loan class.
The provision for consumer loans totaled $6.6 million and $9.6 million for the three and six months ended June 30, 2015, respectively. Provision expense for the three and six month periods ended June 30, 2014 totaled $2.7 million and $4.0 million, respectively. The increase in provision expense was primarily due to higher loan growth in newly originated non-PCI loans in 2015.
The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$445	$7,744	$101	$1,771	$146	$17	$1,623	$168	$—	$577	$12,592
ALLL for loans and leases collectively evaluated for impairment	12,634	72,692	703	37,621	4,560	1,171	11,082	17,122	1,133	21,539	180,257
Total allowance for loan and lease losses	$13,079	$80,436	$804	$39,392	$4,706	$1,188	$12,705	$17,290	$1,133	$22,116	$192,849

Loans and leases:
Loans and leases individually evaluated for impairment	$3,092	$83,555	$401	$12,416	$1,448	$1,732	$16,424	$3,961	$860	$1,117	$125,006
Loans and leases collectively evaluated for impairment	544,059	7,778,035	287,813	2,187,175	642,060	336,657	2,580,640	2,525,975	226,420	1,163,106	18,271,940
Total loan and leases	$547,151	$7,861,590	$288,214	$2,199,591	$643,508	$338,389	$2,597,064	$2,529,936	$227,280	$1,164,223	$18,396,946

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$92	$8,610	$112	$1,743	$150	$1,972	$1,360	$1,052	$71	$555	$15,717
ALLL for loans and leases collectively evaluated for impairment	11,869	76,579	620	28,984	4,136	1,212	9,301	17,598	821	16,000	167,120
Total allowance for loan and lease losses	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837

Loans and leases:
Loans and leases individually evaluated for impairment	$1,620	$82,803	$584	$11,040	$623	$2,000	$14,913	$3,675	$1,340	$995	$119,593
Loans and leases collectively evaluated for impairment	491,513	7,470,145	244,291	1,977,894	571,293	351,833	2,478,145	2,558,125	203,676	1,116,459	17,463,374
Total loan and leases	$493,133	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$2,493,058	$2,561,800	$205,016	$1,117,454	$17,582,967

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three months and six months ended June 30, 2015 and June 30, 2014.

	Three months ended June 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$341	$8,876	$194	$11	$4,872	$3,271	$31	$23	$17,619
Provision	325	(2,065)	(125)	399	1,165	(1,112)	(31)	169	(1,275)
Charge-offs	(97)	(383)	—	(87)	(195)	(108)	—	(6)	(876)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$569	$6,428	$69	$323	$5,842	$2,051	$—	$186	$15,468

	Three months ended June 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at April 1	$4,476	$23,003	$1,204	$2,256	$9,764	$3,493	$583	$214	$44,993
Provision	(77)	(1,185)	(797)	(1,729)	(2,176)	(3,031)	(583)	49	(9,529)
Charge-offs	(596)	(4,503)	—	(152)	(495)	(381)	—	(6)	(6,133)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$3,803	$17,315	$407	$375	$7,093	$81	$—	$257	$29,331

	Six months ended June 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629
Provision	516	(2,990)	(6)	(632)	302	(1,767)	(183)	621	(4,139)
Charge-offs	(97)	(717)	—	(285)	(280)	(181)	—	(462)	(2,022)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$569	$6,428	$69	$323	$5,842	$2,051	$—	$186	$15,468

	Six months ended June 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520
Provision	3,278	(4,571)	(947)	(2,065)	(4,476)	(2,397)	(682)	58	(11,802)
Charge-offs	(795)	(8,020)	—	(2,835)	(233)	(481)	—	(23)	(12,387)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$3,803	$17,315	$407	$375	$7,093	$81	$—	$257	$29,331

The following tables show the ending balances of PCI loans and leases and related allowance by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$569	$6,428	$69	$323	$5,842	$2,051	$—	$186	$15,468

Loans and leases acquired with deteriorated credit quality	48,208	611,505	14,353	20,382	358,307	64,340	345	5,799	1,123,239

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629

Loans and leases acquired with deteriorated credit quality	78,079	577,518	40,193	27,254	382,340	74,109	912	6,093	1,186,498
As of June 30, 2015, and December 31, 2014, $570.6 million and $285.6 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $15.5 million and $21.6 million, respectively.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogenous group, as of June 30, 2015 and December 31, 2014 including interest income recognized in the period during which the loans and leases were considered impaired.

	June 30, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,620	$472	$3,092	$8,514	$445
Commercial mortgage	53,733	29,822	83,555	89,251	7,744
Other commercial real estate	101	300	401	848	101
Commercial and industrial	9,162	3,254	12,416	15,816	1,771
Lease financing	1,177	271	1,448	1,448	146
Other	1,732	—	1,732	1,732	17
Residential mortgage	8,760	7,664	16,424	17,118	1,623
Revolving mortgage	1,458	2,503	3,961	5,403	168
Construction and land development - noncommercial	—	860	860	860	—
Consumer	994	123	1,117	1,194	577
Total non-PCI impaired loans and leases	$79,737	$45,269	$125,006	$142,184	$12,592

	December 31, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$996	$624	$1,620	$6,945	$92
Commercial mortgage	57,324	25,479	82,803	87,702	8,610
Other commercial real estate	112	472	584	913	112
Commercial and industrial	10,319	721	11,040	12,197	1,743
Lease financing	319	304	623	623	150
Other	2,000	—	2,000	2,000	1,972
Residential mortgage	10,198	4,715	14,913	15,746	1,360
Revolving mortgage	3,675	—	3,675	4,933	1,052
Construction and land development - noncommercial	1,077	263	1,340	1,340	71
Consumer	987	8	995	1,067	555
Total non-PCI impaired loans and leases	$87,007	$32,586	$119,593	$133,466	$15,717

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015		Three months ended June 30, 2014
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,134	$35	$2,592	$28
Commercial mortgage	86,253	840	87,687	799
Other commercial real estate	403	—	1,981	7
Commercial and industrial	14,088	146	11,208	113
Lease financing	1,463	16	384	4
Other	1,835	—	48	1
Residential mortgage	16,819	135	15,592	107
Revolving mortgage	4,015	23	3,779	29
Construction and land development - noncommercial	779	9	2,061	26
Consumer	1,154	20	986	17
Total non-PCI impaired loans and leases	$129,943	$1,224	$126,318	$1,131

	Six months ended June 30, 2015		Six months ended June 30, 2014
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,093	$70	$1,413	$31
Commercial mortgage	83,115	1,602	84,359	1,716
Other commercial real estate	477	1	2,731	60
Commercial and industrial	12,220	249	15,690	353
Lease financing	1,527	34	732	21
Other	1,913	—	24	1
Residential mortgage	16,092	260	15,824	284
Revolving mortgage	3,501	39	4,262	76
Construction and land development - noncommercial	719	16	1,946	50
Consumer	1,088	39	2,058	51
Total non-PCI impaired loans and leases	$123,745	$2,310	$129,039	$2,643

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings ("TDRs"). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise grant. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, acquired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. Subsequent modifications of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR since pooled PCI loans are excluded from the scope of TDR accounting.

The following table provides a summary of total TDRs by accrual status.

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,500	$633	$4,133	$2,591	$446	$3,037
Commercial mortgage	83,059	12,588	95,647	92,184	8,937	101,121
Other commercial real estate	1,898	401	2,299	2,374	449	2,823
Commercial and industrial	8,689	2,970	11,659	9,864	664	10,528
Lease	1,122	325	1,447	258	365	623
Other	—	—	—	34	—	34
Total commercial TDRs	98,268	16,917	115,185	107,305	10,861	118,166
Noncommercial
Residential mortgage	23,268	5,663	28,931	22,597	4,655	27,252
Revolving mortgage	2,412	1,361	3,773	3,675	—	3,675
Construction and land development - noncommercial	860	—	860	1,391	—	1,391
Consumer and other	2,774	54	2,828	995	—	995
Total noncommercial TDRs	29,314	7,078	36,392	28,658	4,655	33,313
Total TDRs	$127,582	$23,995	$151,577	$135,963	$15,516	$151,479
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
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Accruing TDRs:
PCI	$41,355	$44,647
Non-PCI	86,227	91,316
Total accruing TDRs	127,582	135,963
Nonaccruing TDRs:
PCI	1,975	2,225
Non-PCI	22,020	13,291
Total nonaccruing TDRs	23,995	15,516
All TDRs:
PCI	43,330	46,872
Non-PCI	108,247	104,607
Total TDRs	$151,577	$151,479

The following tables provide the types of TDRs made during the three and six months ended June 30, 2015 and June 30, 2014, as well as a summary of loans that were modified as a TDR during the twelve months ended June 30, 2015 and June 30, 2014 that subsequently defaulted during the three and six months ended June 30, 2015 and June 30, 2014. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2015				Three months ended June 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	2	$69	—	$—	2	$720	1	$494
Other	—	—	—	—	1	46	—	—
Total interest only	2	69	—	—	3	766	1	494

Loan term extension
Construction and land development - commercial	—	—	—	—	2	191	—	—
Commercial mortgage	2	840	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	4	2,069	—	—
Residential mortgage	—	—	—	—	6	260	—	—
Consumer	—	—	—	—	1	10	—	—
Total loan term extension	2	840	—	—	13	2,530	—	—

Below market interest rate
Construction and land development - commercial	3	251	—	—	—	—	—	—
Commercial mortgage	6	1,510	—	—	3	1,991	5	1,563
Commercial and industrial	4	521	1	142	—	—	—	—
Other commercial real estate	—	—	—	—	1	365	—	—
Residential mortgage	15	646	1	15	10	427	—	—
Consumer	3	40	—	—	—	—	—	—
Total below market interest rate	31	2,968	2	157	14	2,783	5	1,563

Discharged from bankruptcy
Commercial and industrial	1	17	—	—	—	—	—	—
Residential mortgage	2	35	—	—	1	13	—	—
Revolving mortgage	7	203	3	60	2	39	—	—
Consumer	3	45	—	—	2	8	—	—
Total discharged from bankruptcy	13	300	3	60	5	60	—	—
Total non-PCI restructurings	48	$4,177	5	$217	35	$6,139	6	$2,057

	Six months ended June 30, 2015				Six months ended June 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	2	$69	—	$—	6	$2,600	2	$708
Commercial and industrial	1	1,872	1	1,872	1	196	—	—
Lease financing	—	—	—	—	2	144	—	—
Other	—	—	—	—	1	46	—	—
Total interest only	3	1,941	1	1,872	10	2,986	2	708

Loan term extension
Construction and land development - commercial	1	212	1	212	2	191	—	—
Commercial mortgage	5	1,371	—	—	5	2,584	—	—
Commercial and industrial	—	—	—	—	4	2,069	—	—
Lease financing	—	—	—	—	2	224	—	—
Residential mortgage	—	—	—	—	11	593	—	—
Revolving mortgage	1	9	—	—	—	—	—	—
Consumer	1	5	—	—	3	44	—	—
Total loan term extension	8	1,597	1	212	27	5,705	—	—

Below market interest rate
Construction and land development - commercial	5	296	—	—	10	363	—	—
Commercial mortgage	16	5,226	1	498	15	6,591	6	2,011
Commercial and industrial	7	673	1	142	6	143	—	—
Other commercial real estate	—	—	—	—	1	365	—	—
Residential mortgage	42	1,698	3	58	18	820	1	140
Revolving mortgage	3	63	—	—	5	274	—	—
Construction & land development - noncommercial	2	253	—	—	8	1,248	—	—
Consumer	7	85	—	—	—	—	—	—
Other	1	1,732	—	—	—	—	—	—
Total below market interest rate	83	10,026	5	698	63	9,804	7	2,151

Discharged from bankruptcy
Commercial mortgage	1	622	—	—	1	983	—	—
Commercial and industrial	1	17	—	—	—	—	—	—
Residential mortgage	8	434	—	—	8	649	2	85
Revolving mortgage	16	632	5	158	7	442	—	—
Construction & land development - noncommercial	—	—	—	—	1	62	—	—
Consumer	4	48	—	—	3	26	—	—
Total discharged from bankruptcy	30	1,753	5	158	20	2,162	2	85
Total non-PCI restructurings	124	$15,317	12	$2,940	120	$20,657	11	$2,944

	Three months ended June 30, 2015				Three months ended June 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Loan term extension
Residential mortgage	—	$—	—	$—	1	$53	1	$53
Total loan term extension	—	—	—	—	1	53	1	53

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	273	—	—
Commercial mortgage	—	—	—	—	5	1,811	—	—
Commercial and industrial	—	—	—	—	1	23	—	—
Residential mortgage	1	60	—	—	23	2,963	1	23
Total below market interest rate	1	60	—	—	30	5,070	1	23

Discharged from bankruptcy
Residential mortgage	—	—	—	—	26	1,828	2	94
Total discharged from bankruptcy	—	—	—	—	26	1,828	2	94
Total PCI restructurings	1	$60	—	$—	31	$5,123	2	$76

	Six months ended June 30, 2015				Six months ended June 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Interest only period provided
Commercial mortgage	—	$—	—	$—	2	$—	2	$44
Total interest only	—	—	—	—	2	—	2	44

Loan term extension
Construction and land development - commercial	—	—	—	—	1	276	—	—
Residential mortgage	—	—	—	—	1	53	1	53
Total loan term extension	—	—	—	—	2	329	1	53

Below market interest rate
Construction and land development - commercial	—	—	—	—	2	308	—	—
Commercial mortgage	—	—	—	—	9	5,060	1	39
Commercial and industrial	—	—	—	—	1	23	—	—
Residential mortgage	8	545	—	—	25	3,066	2	23
Total below market interest rate	8	545	—	—	37	8,457	3	62

Discharged from bankruptcy
Residential mortgage	1	78	—	—	26	1,828	2	94
Total discharged from bankruptcy	1	78	—	—	26	1,828	2	94
Total PCI restructurings	9	$623	—	$—	67	$10,614	8	$253

For the three and six months ended June 30, 2015 and June 30, 2014, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the six months ended June 30, 2015 and June 30, 2014.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2013	$47,081	$36,898	$83,979
Additions	16,186	8,894	25,080
Additions acquired in the 1st Financial merger	—	11,591	11,591
Sales	(18,522)	(19,150)	(37,672)
Writedowns	(4,609)	(3,082)	(7,691)
Balance at June 30, 2014	$40,136	$35,151	$75,287

Balance at December 31, 2014	$22,982	$70,454	$93,436
Additions	5,833	24,558	30,391
Sales	(12,962)	(34,324)	(47,286)
Writedowns	(857)	(2,436)	(3,293)
Transfers (1)	(2,106)	2,106	—
Balance at June 30, 2015	$12,890	$60,358	$73,248
(1) Transfers include OREO balances associated with expired loss share agreements.
At June 30, 2015 and December 31, 2014, BancShares had $17.6 million and $29.0 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $18.1 million and $24.8 million at June 30, 2015 and December 31, 2014, respectively.
NOTE G - FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$21,340	$74,784	$28,701	$93,397
Amortization	(1,461)	(12,922)	(6,492)	(30,667)
Net cash payments to FDIC	5,128	859	10,890	4,350
Post-acquisition adjustments	(19,199)	(12,762)	(27,291)	(17,121)
Ending balance	$5,808	$49,959	$5,808	$49,959

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. See Note L for information related to FCB's recorded payable to the FDIC for loss share agreements.

Amortization reflects changes in the FDIC loss share receivable due to improvements in expected cash flows that are being recognized over the remaining term of the loss share agreement. Cash payments to FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the ALLL related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the ALLL and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of some or all previously recorded provision for loan and lease losses, a decrease in the related ALLL and a proportional adjustment to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. The loss share agreements for FRB and non-single family residential loans acquired from SAB expired at the beginning of the second quarter of 2015. The loss share agreement for non-single family residential loans for Williamsburg First National Bank will expire at the beginning of the fourth quarter of 2015.

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.00 billion and $1.95 billion as of June 30, 2015 and December 31, 2014, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset on the Consolidated Balance Sheets and are initially recorded at fair value.

The activity of the servicing asset for the three and six months ended June 30, 2015 and 2014 is presented in the following table:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$16,436	$—	$16,688	$16
Servicing rights originated	1,927	—	2,589	—
Amortization	(1,110)	—	(1,962)	(164)
Servicing rights acquired in the 1st Financial merger	—	—	—	148
Valuation allowance reversal	$909	$—	$847	$—
Ending balance	$18,162	$—	$18,162	$—

The following table presents the activity in the servicing asset valuation allowance for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$912	$—	$850	$—
Valuation allowance reversal	(909)	—	(847)	—
Ending balance	$3	$—	$3	$—
As of June 30, 2015, the carrying value of BancShares' mortgage servicing rights was $18.2 million. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three and six months ended June 30, 2015 were $4.2 million and $6.1 million, respectively, and are included in mortgage income in the Consolidated Statements of Income. Mortgage servicing fees, late fees or ancillary fees earned for the three and six months ended June 30, 2014 were insignificant.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1.1 million for the three months ended June 30, 2015. For the six months ended June 30, 2015 and 2014 the amortization expense related to mortgage servicing rights was $2.0 million and $164 thousand, respectively. Amortization expense included a reversal of $909 thousand and $847 thousand for the three and six months ended June 30, 2015. No net valuation allowance impairment was recorded for the three and six months ended June 30, 2014.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Discount rate - conventional fixed loans	7.35%	7.20%
Discount rate - all loans excluding conventional fixed loans	9.35%	9.20%
Weighted average constant prepayment rate	13.24%	14.25%
Weighted average cost to service a loan	$56.61	$56.02

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
We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $869.0 million and $418.3 million at June 30, 2015 and December 31, 2014, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 is presented in the following tables.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$710,674	$—	$—	$23,092	$733,766
Government agency	—	—	—	6,908	6,908
Total borrowings	$710,674	$—	$—	$30,000	$740,674
Gross amount of recognized liabilities for repurchase agreements					$740,674

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$162,924	$—	$—	$23,086	$186,010
Government agency	—	—	—	6,914	6,914
Mortgage-backed securities	131,501	—	—	—	131,501
Total borrowings	$294,425	$—	$—	$30,000	$324,425
Gross amount of recognized liabilities for repurchase agreements					$324,425
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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2015 and December 31, 2014. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value.

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$514,404	$514,404	$604,182	$604,182
Overnight investments	1,703,341	1,703,341	1,724,919	1,724,919
Investment securities available for sale	7,350,194	7,350,194	7,171,917	7,171,917
Investment securities held to maturity	351	365	518	544
Loans held for sale	85,040	85,040	63,696	63,696
Net loans and leases	19,311,868	18,755,676	18,564,999	18,046,497
Receivable from the FDIC for loss share agreements (1)	5,808	5,808	28,701	18,218
Income earned not collected	66,729	66,729	57,254	57,254
Federal Home Loan Bank stock	27,736	27,736	39,113	39,113
Preferred stock and other acquired financial assets	3,016	3,061	13,689	14,708
Mortgage servicing rights	18,162	20,078	16,688	16,736
Deposits	26,511,896	25,915,474	25,678,577	25,164,683
Short-term borrowings	723,225	723,225	987,184	987,184
Long-term obligations	475,568	493,715	351,320	367,732
Payable to the FDIC for loss share agreements	122,038	128,049	116,535	122,168
Accrued interest payable	5,835	5,835	8,194	8,194
Interest rate swap	3,052	3,052	4,337	4,337
(1) At June 30, 2015, the carrying value of the FDIC receivable approximates the fair value due to the short term nature of the majority of loss share agreements. At December 31, 2014, the fair value of the FDIC receivable is estimated based on discounted future cash flows using current discount rates and excludes receivable related to accretable yield to be amortized in prospective periods.

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,206,859	$—	$2,206,859	$—
Government agency	776,244	—	776,244	—
Mortgage-backed securities	4,367,091	—	4,367,091	—
Total investment securities available for sale	7,350,194	—	7,350,194	—
Loans held for sale	85,040	—	85,040	—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$3,052	$—	$3,052	$—

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,629,670	$—	$2,629,670	$—
Government agency	908,817	—	908,817	—
Mortgage-backed securities	3,633,304	—	3,633,304	—
Municipal securities	126	—	126	—
Total investment securities available for sale	7,171,917	—	7,171,917	—
Loans held for sale	63,696	—	63,696	—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$4,337	$—	$4,337	$—

There were no transfers between levels during the six months ended June 30, 2015.

Fair Value Option
Beginning in the fourth quarter of 2014, BancShares elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$85,040	$84,257	$783

	December 31, 2014
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$63,696	$62,996	$700
No loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2015 or December 31, 2014.
The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the three and six months ended June 30, 2015.

	Three months ended June 30, 2015	Six months ended June 30, 2015
(Dollars in thousands)	Gains(Losses) From Fair Value Changes	Gains(Losses) From Fair Value Changes
Loans held for sale	$(461)	$(31)

The changes in fair value in the table above are recorded as a component of mortgage income on the Consolidated Statements of Income.

Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO, goodwill, which are periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Impaired loans are assigned to an asset manager and monitored monthly for significant changes since the last valuation date. If significant changes are noted, the asset manager orders a new valuation or adjusts the valuation accordingly. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate generally ranges between 2 and 16 percent.

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

Mortgage servicing rights are carried at the lower of cost or market and are, therefore, carried at fair value only when fair value is less than the amortized asset cost. The fair value of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and a discounted cash flow model, which takes into consideration discount rates, prepayment rates, and the weighted average cost to service the loans, is used to determine the fair value. See Note H for further information on the discount rates, prepayment rates and the weighted average cost to service the loans.

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2015 and December 31, 2014.

	June 30, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$70,446	$—	$—	$70,446
Other real estate not covered under loss share agreements remeasured during current year	22,644	—	—	22,644
Other real estate covered under loss share agreements remeasured during current year	3,749	—	—	3,749
Mortgage servicing rights	221	—	—	221

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$73,170	$—	$—	$73,170
Other real estate not covered under loss share agreements remeasured during current year	40,714	—	—	40,714
Other real estate covered under loss share agreements remeasured during current year	17,664	—	—	17,664
Mortgage servicing rights	13,562	—	—	13,562

No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and legacy Bancorporation employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three and six months ended June 30, 2015 and 2014, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$3,603	$2,785	$7,203	$6,166
Interest cost	6,750	6,251	13,498	12,807
Expected return on assets	(8,299)	(8,340)	(16,594)	(16,152)
Amortization of prior service cost	52	52	105	105
Amortization of net actuarial loss	2,835	1,546	5,668	3,092
Net periodic benefit cost	$4,941	$2,294	$9,880	$6,018
Bancorporation Plan
For the three and six months ended June 30, 2015, the components of net periodic benefit cost are as follows:

	Three months ended June 30	Six months ended June 30
(Dollars in thousands)	2015	2015
Service cost	$932	$1,865
Interest cost	1,627	3,255
Expected return on assets	(2,870)	(5,739)
Amortization of prior service cost	—	—
Amortization of net actuarial loss	—	—
Net periodic benefit cost	$(311)	$(619)
No contributions were made during the three and six months ended June 30, 2015 to the BancShares or Bancorporation pension plans. BancShares does not expect to make any contributions to either of the defined benefit pension plans during 2015.
NOTE L - COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At June 30, 2015, BancShares had unused commitments totaling $7.72 billion, compared to $7.19 billion at December 31, 2014. Total unfunded commitments relating to investments in affordable housing projects totaled $32.9 million and $16.8 million at June 30, 2015 and December 31, 2014, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At June 30, 2015 and December 31, 2014, BancShares had standby letters of credit amounting to $77.6 million and $77.4 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require

BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.1 million and $3.2 million as of June 30, 2015 and December 31, 2014, respectively, for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $5.8 million and $28.7 million as of June 30, 2015 and December 31, 2014, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for five FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of June 30, 2015 and December 31, 2014, the estimated clawback liability was $122.0 million and $116.5 million, respectively.

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
NOTE M - DERIVATIVES

At June 30, 2015, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.
The following table provides the notional amount of the interest rate swap and the fair value of the liability as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$3,052	$93,500	$4,337
The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of June 30, 2015 and December 31, 2014, collateral with a fair value of $2.0 million and $7.0 million, respectively, was pledged to secure the existing obligation under the interest rate swap.
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statement of income. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income. For the three months ended June 30, 2015 and 2014, BancShares recognized interest expense of $830 thousand and $831 thousand, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the six months ended June 30, 2015 and 2014, BancShares recognized interest expense of $1.7 million during both periods, resulting from incremental interest paid to the interest swap counterparty, none of which related to ineffectiveness.
BancShares monitors the credit risk of the interest rate swap counterparty.
NOTE N - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale, net	$4,259	$1,655	$2,604	$8,343	$3,245	$5,098
Unrealized loss on cash flow hedge	(3,052)	(1,177)	(1,875)	(4,337)	(1,673)	(2,664)
Funded status of defined benefit plan	(84,923)	(33,035)	(51,888)	(90,696)	(35,281)	(55,415)
Total	$(83,716)	$(32,557)	$(51,159)	$(86,690)	$(33,709)	$(52,981)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$20,551	$(2,310)	$(53,652)	$(35,411)
Other comprehensive (loss) income before reclassifications	(17,874)	435	—	(17,439)
Amounts reclassified from accumulated other comprehensive income (loss)	(73)	—	1,764	1,691
Net current period other comprehensive (loss) income	(17,947)	435	1,764	(15,748)
Ending balance	$2,604	$(1,875)	$(51,888)	$(51,159)

	Three months ended June 30, 2014
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(2,835)	$(3,993)	$(9,766)	$(16,594)
Other comprehensive income before reclassifications	19,325	350	—	19,675
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	976	976
Net current period other comprehensive income	19,325	350	976	20,651
Ending balance	$16,490	$(3,643)	$(8,790)	$4,057

	Six months ended June 30, 2015
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$5,098	$(2,664)	$(55,415)	$(52,981)
Other comprehensive income before reclassifications	728	789	—	1,517
Amounts reclassified from accumulated other comprehensive income (loss)	(3,222)	—	3,527	305
Net current period other comprehensive (loss) income	(2,494)	789	3,527	1,822
Ending balance	$2,604	$(1,875)	$(51,888)	$(51,159)

	Six months ended June 30, 2014
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(10,091)	$(4,434)	$(10,743)	$(25,268)
Other comprehensive income before reclassifications	26,581	791	—	27,372
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,953	1,953
Net current period other comprehensive income	26,581	791	1,953	29,325
Ending balance	$16,490	$(3,643)	$(8,790)	$4,057
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the six months ended June 30, 2015 and June 30, 2014:

(Dollars in thousands)	Three months ended June 30, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$147	Securities gains
	(74)	Income taxes
	$73	Net income

Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(2,835)	Employee benefits
	(2,887)	Employee benefits
	1,123	Income taxes
	$(1,764)	Net income
Total reclassifications for the period	$(1,691)

	Three months ended June 30, 2014
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(1,546)	Employee benefits
	(1,598)	Employee benefits
	622	Income taxes
	$(976)	Net income
Total reclassifications for the period	$(976)

	Six months ended June 30, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$5,273	Securities gains
	(2,051)	Income taxes
	$3,222	Net income
Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial losses	(5,668)	Employee benefits
	(5,773)	Employee benefits
	2,246	Income taxes
	$(3,527)	Net income
Total reclassifications for the period	$(305)

	Six months ended June 30, 2014
Details about accumulated other comprehensive icnome (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial losses	(3,092)	Employee benefits
	(3,197)	Employee benefits
	1,244	Income taxes
	$(1,953)	Net income
Total reclassifications for the period	$(1,953)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s discussion and analysis ("MD&A") of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2014 Annual Report on Form 10-K. In the MD&A, asset yields and net interest margin are presented on a fully taxable equivalent ("FTE") basis. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2015, the reclassifications had no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company ("FCB"). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of August 5, 2015, FCB operated 571 branches in North Carolina, South Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

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

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product ("GDP") information available, the Bureau of Economic Analysis’ advance estimate of second quarter 2015 GDP indicated growth of 2.3 percent, up from the 0.6 percent growth during the first quarter of 2015. The growth in real GDP during the second quarter was primarily due to consumer spending, exports, residential fixed investments, and state and local government spending, offset by negative contributions from private inventory investments, nonresidential fixed investments and government spending.
Second quarter 2015 results indicate continuing job growth as the unemployment rate fell to 5.3 percent, the lowest rate since April 2008. According to the U.S. Department of Labor, the economy added 664,000 new nonfarm payroll jobs during the second quarter of 2015 while average hourly wages remained flat. Housing activity continues to improve as a result of increased demand fueled by historically low mortgage rates and solid job growth. Purchases of homes increased to a seasonally adjusted annual rate of 482,000 homes in June 2015, in comparison to the June 2014 estimate of 408,000 homes.
The Federal Reserve’s Federal Open Market Committee ("FOMC") indicated in the second quarter that economic activity has been expanding moderately after limited growth in first quarter with household spending rising moderately and the housing sector showing improvement. The FOMC stated it will maintain its target range for the federal funds rate and reiterated it would assess progress, both realized and expected, towards its objectives of maximum employment and 2.0 percent inflation. The FOMC anticipates that, even after employment and inflation are near its target objectives, economic conditions may warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the first quarter of 2015. Strengthening loan growth helped increase revenues at most banks, as aggregate industry net income increased 6.9 percent compared to the first quarter of 2014. Growth in interest-earning assets contributed to an increase in net interest income compared to a year earlier, while higher trading revenue and income from sales and servicing of residential real estate loans contributed to an increase in noninterest income from the prior year. Across the industry, bank average net interest margin declined to 3.02 percent from 3.12 percent in the fourth quarter of 2014 and 3.16 percent in first quarter 2014, as higher-yielding assets matured and were replaced by lower-yielding investments in an environment of low interest rates. Despite net interest margin declines, 62.7 percent of banks reported year-over-year growth in quarterly earnings. Credit improvement remains key to earnings growth. Net charge-offs and delinquent loans and lease balances continue to decline, with reductions across all major loan categories except loans to commercial and industrial borrowers.
Other industry trends noted based on review of first quarter 2015 data, in comparison to the same quarter in 2014, unless otherwise specified, include the following:
•Loan loss provisions increased 9.9 percent, while the quarterly net charge-offs posted a year-over-year decline for the 19th consecutive quarter. The largest improvement in net charge-offs occurred in home equity lines of credit and credit cards.
•The amount of noncurrent loan and lease balances (90 days or more past due or in nonaccrual status) fell for the 20th quarter in a row. The percentage of loans and leases that were noncurrent at the end of the first quarter was 1.83 percent, the lowest level since the middle of 2008.
•Loan-loss reserves fell for the 20th consecutive quarter. Despite the decline in reserves, the average coverage ratio of reserves to noncurrent loans improved for a 10th consecutive quarter as a result of the decline in noncurrent loan balances.
•Total loan and lease balances rose by 0.6 percent, showing increases in commercial and industrial loans, real estate loans secured by non-farm nonresidential real estate properties and residential mortgage loans.
Financial Performance Highlights for Second Quarter 2015
BancShares' consolidated net income during the second quarter of 2015 was $44.5 million, or $3.71 per share, compared to $67.2 million, or $5.59 per share, in the first quarter of 2015 and $26.7 million, or $2.77 per share in the second quarter of 2014. The annualized returns on average assets and equity were 0.58 percent and 6.42 percent, respectively, during the second quarter of 2015, compared to 0.90 percent and 10.00 percent during the first quarter of 2015, and 0.49 percent and 5.05 percent during the second quarter of 2014. Net interest margin for the second quarter of 2015 was 3.31 percent, compared to 3.18 percent for the first quarter of 2015 and 3.29 percent for the second quarter of the prior year. The impact of lending strategic initiatives and improved economic stability have contributed to organic loan growth and improved credit quality in comparison to the first quarter of 2015 and second quarter of 2014.
For the first six months of 2015, net income was $111.7 million, or $9.30 per share, compared to $49.2 million, or $5.11 per share, reported for the same period of 2014. Annualized returns on average assets and average equity for the first six months of 2015 were 0.74 percent and 8.19 percent, respectively, compared to 0.45 percent and 4.71 percent, respectively, for the same period a year earlier.
Earnings for the first quarter of 2015 include an acquisition gain of $42.9 million recognized in connection with the acquisition of Capitol City Bank & Trust (CCBT) of Atlanta, Georgia. During the second quarter of 2015, adjustments were made to the CCBT gain based on additional information regarding the acquisition date fair values primarily related to updated collateral valuations. The CCBT gain originally recorded in the first quarter includes an additional $5.4 million identified during the second quarter and retroactively reported in first quarter 2015 financial results. The total after-tax impact of the gain was $26.2 million. For up to one year following the closing date of the CCBT acquisition, fair values are subject to refinement. The balances from the CCBT acquisition at June 30, 2015 consisted of $145.1 million of loans and leases and $137.1 million of deposits.
When comparing net income for the quarter and six months ended June 30, 2015, to the same periods of 2014, the increases were primarily driven by the impact of the First Citizens Bancorporation, Inc. (Bancorporation) merger and the FDIC-assisted acquisition of CCBT, which occurred on October 1, 2014 and February 13, 2015, respectively. The Bancorporation acquisition added $2.01 billion of investment securities, $4.49 billion of loans and leases, and $7.17 billion of deposits as of the acquisition date. The impact of the acquisitions is reflected in Bancshares' financial results from the respective acquisition dates. As such, the following discussion will focus on sequential quarter comparisons between the second quarter of 2015 and first quarter of 2015, both of which include operating results from the Bancorporation and CCBT acquisitions.
Key drivers of financial performance for the second quarter of 2015 include:

•
Loan growth continued during the second quarter of 2015, as the net increase in total loans was $423.2 million, reflecting strong originated portfolio growth of $552.5 million. Total purchased-credit impaired (PCI) loans declined, down $129.3 million, due to payoffs and resolution of problem assets.

•
Nonperforming assets decreased $27.6 million, or by 15.1 percent, due to a $16.7 million decline in other real estate owned (OREO) and a $10.9 million decline in nonaccrual loans as credit quality continues to improve.

•	Yield on the investment portfolio continues to improve, while borrowing and deposit funding costs remain low and consistent with the prior quarter.

•
The allowance for loan and lease losses as a percentage of total loans and leases ended the quarter at 1.07 percent, compared to 1.08 percent at March 31, 2015. Credit quality improvements in the originated loan portfolio resulted in a slight decline in the allowance ratio.

•	BancShares' liquidity position was strong with $4.15 billion in free liquidity at June 30, 2015.

•
BancShares remained well-capitalized under Basel III capital requirements with a leverage capital ratio of 8.92 percent, Tier 1 risk-based capital ratio of 12.66 percent, common equity Tier 1 ratio of 12.52 and total risk-based capital ratio of 14.10 percent at June 30, 2015.

Table 1
Selected Quarterly Data

	2015		2014			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2015	2014
SUMMARY OF OPERATIONS
Interest income	$246,013	$231,510	$232,122	$177,621	$177,311	$477,523	$350,705
Interest expense	11,363	11,345	14,876	11,399	11,613	22,708	24,076
Net interest income	234,650	220,165	217,246	166,222	165,698	454,815	326,629
Provision (credit) for loan and lease losses	7,719	5,792	8,305	1,537	(7,299)	13,511	(9,202)
Net interest income after provision (credit) for loan and lease losses	226,931	214,373	208,941	164,685	172,997	441,304	335,831
Gains on acquisitions	—	42,930	—	—	—	42,930	—
Noninterest income excluding gains on acquisitions(1)	107,450	107,823	132,924	78,599	66,589	215,273	128,903
Noninterest expense	264,691	258,166	254,429	201,810	199,020	522,857	390,050
Income before income taxes(1)	69,690	106,960	87,436	41,474	40,566	176,650	74,684
Income taxes(1)	25,168	39,802	24,540	14,973	13,880	64,970	25,519
Net income(1)	$44,522	$67,158	$62,896	$26,501	$26,686	$111,680	$49,165
Net interest income, taxable equivalent	$236,456	$221,452	$218,436	$167,150	$166,570	$457,907	$328,263
PER SHARE DATA
Net income(1)	$3.71	$5.59	$5.24	$2.76	$2.77	$9.30	$5.11
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.60	0.60
Market price at period end (Class A)	263.04	259.69	252.79	216.63	245.00	263.04	245.00
Book value at period end(1)	232.62	230.53	223.77	224.75	222.91	232.62	222.91
SELECTED PERIOD AVERAGE BALANCES
Total assets(1)	$30,835,749	$30,414,322	$30,376,207	$22,092,940	$22,017,501	$30,626,200	$21,942,854
Investment securities	7,149,691	6,889,752	7,110,799	5,616,730	5,629,467	7,020,440	5,618,157
Loans and leases (PCI and non-PCI)	19,354,823	18,922,028	18,538,553	13,670,217	13,566,612	19,139,621	13,513,580
Interest-earning assets	28,660,246	28,231,922	28,064,279	20,351,369	20,304,777	28,447,268	20,222,418
Deposits	26,342,821	25,833,068	25,851,672	18,506,778	18,561,927	26,089,355	18,527,311
Long-term obligations	473,434	460,713	404,363	313,695	398,615	467,109	449,428
Interest-bearing liabilities	18,933,611	19,171,958	19,011,554	13,836,025	14,020,480	19,052,128	14,104,388
Shareholders' equity(1)	$2,781,648	$2,724,719	$2,712,905	$2,150,119	$2,120,275	$2,750,964	$2,105,569
Shares outstanding	12,010,405	12,010,405	12,010,405	9,618,941	9,618,941	12,010,405	9,618,941
SELECTED PERIOD-END BALANCES
Total assets(1)	$30,896,855	$30,862,932	$30,075,113	$21,937,665	$22,057,876	$30,896,855	$22,057,876
Investment securities	7,350,545	7,045,550	7,172,435	5,648,701	5,538,859	7,350,545	5,538,859
Loans and leases:
PCI	1,123,239	1,252,545	1,186,498	996,280	1,109,933	1,123,239	1,109,933
Non-PCI	18,396,946	17,844,414	17,582,967	12,806,511	12,415,023	18,396,946	12,415,023
Deposits	26,511,896	26,300,830	25,678,577	18,406,941	18,556,758	26,511,896	18,556,758
Long-term obligations	475,568	468,180	351,320	313,768	314,529	475,568	314,529
Shareholders' equity(1)	$2,793,890	$2,768,719	$2,687,594	$2,161,881	$2,144,181	$2,793,890	$2,144,181
Shares outstanding	12,010,405	12,010,405	12,010,405	9,618,941	9,618,941	12,010,405	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)(1)	0.58%	0.90%	0.82%	0.48%	0.49%	0.74%	0.45%
Rate of return on average shareholders' equity (annualized)(1)	6.42	10.00	9.20	4.89	5.05	8.19	4.71
Net yield on interest-earning assets (taxable equivalent)	3.31	3.18	3.09	3.26	3.29	3.24	3.27
Allowance for loan and lease losses to total loans and leases:
PCI	1.38	1.41	1.82	2.59	2.64	1.38	2.64
Non-PCI	1.05	1.05	1.04	1.37	1.43	1.05	1.43
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	4.70	8.42	9.84	11.98	10.97	4.70	10.97
Noncovered	0.73	0.77	0.66	0.73	0.64	0.73	0.64
Total	0.79	0.95	0.91	1.13	1.29	0.79	1.29
Tier 1 risk-based capital ratio(1)	12.66	12.92	13.61	14.23	14.58	12.66	14.58
Tier 1 common equity ratio	12.52	12.77	N/A	N/A	N/A	12.52	N/A
Total risk-based capital ratio(1)	14.10	14.42	14.69	15.57	15.93	14.10	15.93
Leverage capital ratio(1)	8.92	8.90	8.91	9.77	9.69	8.92	9.69
Dividend payout ratio(1)	8.09	5.37	5.73	10.87	10.83	6.45	11.74
Average loans and leases to average deposits	73.47	73.25	71.71	73.87	73.09	73.36	72.94
(1) Amounts for 2014 periods have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments in qualified affordable housing projects.

BUSINESS COMBINATIONS
Capitol City Bank & Trust Company
In February 2015, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of Capitol City Bank & Trust Company of Atlanta, Georgia (CCBT). The transaction allowed FCB to expand its presence in Georgia as CCBT operated eight branches in Atlanta, Stone Mountain, Albany, Augusta and Savannah. In June of 2015, FCB closed one of the branches in Atlanta. This is an FDIC-assisted transaction; however, it has no loss share agreement.
During the second quarter of 2015, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $5.4 million to the gain on acquisition. These adjustments were applied retroactively to the first quarter of 2015 and brought the total gain on the transaction to $42.9 million which is included in noninterest income on the Consolidated Statements of Income. The total after-tax impact of the gain was $26.2 million.
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
The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
Table 2
Capitol City Bank & Trust Company

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$19,622
Investment securities	35,413
Loans	154,496
Intangible assets	690
Other assets	1,714
Total assets acquired	211,935
Liabilities
Deposits	266,352
Short-term borrowings	5,501
Other liabilities	667
Total liabilities assumed	272,520
Fair value of net liabilities assumed	(60,585)
Cash received from FDIC	103,515
Gain on acquisition of CCBT	$42,930
Merger-related expenses of $1.1 million and $1.3 million were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2015. Loan-related interest income generated from CCBT was approximately $2.4 million for the second quarter of 2015 and $3.7 million since the acquisition date.
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

BancShares incurred merger-related expenses of $3.5 million and $6.3 million, respectively, for the three and six months ended June 30, 2015, and $953 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2014. Total merger-related costs for the Bancorporation transaction are estimated to be between $28.0 million and $32.0 million of which $14.3 million has been incurred as of June 30, 2015.

FDIC-Assisted Transactions with Loss Share Agreements

We participated in six FDIC-assisted transactions that included loss share agreements between 2009 and 2011 that provided significant growth opportunities and continue to provide significant contributions to our results of operations. These transactions allowed us to increase our presence in existing markets and to expand our banking presence into adjacent markets. Also, as a result of the merger with Bancorporation, BancShares assumed three additional FDIC loss share agreements. The loss share agreements protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.

Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. At June 30, 2015, $319.7 million of total loans and leases remain covered under loss share agreements. The loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank, Venture Bank and Georgian Bank in 2014. At the beginning of the second quarter of 2015, the loss share protection expired for non-single family residential loans acquired from Sun American Bank (SAB) and all loans acquired from First Regional Bank (FRB). The loan balances at June 30, 2015 for the expired agreements from SAB and FRB were $30.9 million and $9.0 million, respectively. The loss share protection for non-single family residential loans, with a balance of $8.2 million at June 30, 2015, will expire at the beginning of the fourth quarter of 2015 for Williamsburg First National Bank. Protection for all other covered assets extends beyond December 31, 2015. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships in accordance with our standard credit administration policies and procedures.

Table 3
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	June 30, 2015			March 31, 2015			June 30, 2014
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$19,354,823	$224,235	4.65%	$18,922,028	$211,885	4.54%	$13,566,612	$164,794	4.87%
Investment securities:
U. S. Treasury	2,224,933	4,346	0.78	2,355,234	4,593	0.79	1,481,051	2,435	0.66
Government agency	915,976	2,195	0.96	938,356	1,708	0.73	1,559,337	2,160	0.55
Mortgage-backed securities	4,008,782	15,518	1.55	3,592,499	13,220	1.47	2,565,403	7,813	1.22
State, county and municipal	—	—	—	3,663	53	5.77	186	4	8.60
Other	—	—	—	—	—	—	23,490	220	3.76
Total investment securities	7,149,691	22,059	1.23	6,889,752	19,574	1.14	5,629,467	12,632	0.90
Overnight investments	2,155,732	1,525	0.28	2,420,143	1,338	0.22	1,108,698	756	0.27
Total interest-earning assets	28,660,246	$247,819	3.47%	28,231,923	$232,797	3.34%	20,304,777	$178,182	3.52%
Cash and due from banks	453,347			463,784			464,877
Premises and equipment	1,121,776			1,123,323			882,256
FDIC loss share receivable	20,779			28,430			67,574
Allowance for loan and lease losses	(206,463)			(203,389)			(216,337)
Other real estate owned	84,057			91,729			81,074
Other assets (1)	702,007			678,522			433,280
Total assets (1)	$30,835,749			$30,414,322			$22,017,501

Liabilities
Interest-bearing deposits:
Checking with interest	$4,712,074	$428	0.04%	$4,608,049	$415	0.04%	$2,553,941	$125	0.02%
Savings	1,833,259	98	0.02	1,765,540	92	0.02	1,200,145	152	0.05
Money market accounts	7,666,121	1,629	0.09	7,821,438	1,641	0.09	6,182,997	1,540	0.10
Time deposits	3,414,991	3,379	0.40	3,515,525	3,481	0.40	2,999,262	4,189	0.56
Total interest-bearing deposits	17,626,445	5,534	0.13	17,710,552	5,629	0.13	12,936,345	6,006	0.19
Repurchase agreements	622,547	387	0.25	305,918	121	0.16	101,744	64	0.25
Other short-term borrowings	211,185	1,271	2.41	694,775	1,813	1.05	583,776	1,487	1.02
Long-term obligations	473,434	4,171	3.52	460,713	3,782	3.28	398,615	4,055	4.07
Total interest-bearing liabilities	18,933,611	$11,363	0.24%	19,171,958	$11,345	0.24%	14,020,480	$11,612	0.33%
Demand deposits	8,716,376			8,122,516			5,625,582
Other liabilities	404,114			395,129			251,164
Shareholders' equity (1)	2,781,648			2,724,719			2,120,275
Total liabilities and shareholders' equity (1)	$30,835,749			$30,414,322			$22,017,501
Interest rate spread			3.23%			3.10%			3.19%

Net interest income and net yield on interest-earning assets		$236,456	3.31%		$221,452	3.18%		$166,570	3.29%
(1) Amounts for 2014 have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.0 percent, 6.0 percent and 6.2 percent for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively. The taxable-equivalent adjustment was $1,806, $1,287 and $872 for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 4
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Six months ended
	June 30, 2015			June 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$19,139,621	$436,120	4.59%	$13,513,580	$326,430	4.87%
Investment securities:
U.S. Treasury	2,289,724	8,938	0.79	1,131,539	3,521	0.63
Government agency	927,104	3,903	0.84	1,917,664	5,122	0.53
Mortgage-backed securities	3,801,791	28,738	1.51	2,545,457	15,576	1.22
State, county and municipal	1,821	53	5.81	186	7	7.53
Other	—	—	—	23,311	316	2.73
Total investment securities	7,020,440	41,632	1.19	5,618,157	24,542	0.87
Overnight investments	2,287,207	2,863	0.25	1,090,681	1,368	0.25
Total interest-earning assets	28,447,268	$480,615	3.40%	20,222,418	$352,340	3.51%
Cash and due from banks	458,537			471,424
Premises and equipment	1,122,545			879,849
FDIC loss share receivable	24,584			77,507
Allowance for loan and lease losses	(204,935)			(220,714)
Other real estate owned	87,872			85,960
Other assets (1)	690,329			426,410
Total assets (1)	$30,626,200			$21,942,854

Liabilities
Interest-bearing deposits:
Checking with interest	$4,660,349	$842	0.04%	$2,524,474	$278	0.02%
Savings	1,799,587	190	0.02	1,190,250	443	0.08
Money market accounts	7,743,351	3,270	0.09	6,268,862	3,429	0.11
Time deposits	3,464,981	6,861	0.40	3,056,296	8,682	0.57
Total interest-bearing deposits	17,668,268	11,163	0.13	13,039,882	12,832	0.20
Repurchase agreements	465,107	508	0.22	99,641	139	0.28
Other short-term borrowings	451,644	3,084	1.37	515,437	1,997	0.78
Long-term obligations	467,109	7,953	3.41	449,428	9,109	4.05
Total interest-bearing liabilities	19,052,128	$22,708	0.24%	14,104,388	$24,077	0.34%
Demand deposits	8,421,087			5,487,429
Other liabilities	402,021			245,468
Shareholders' equity (1)	2,750,964			2,105,569
Total liabilities and shareholders' equity (1)	$30,626,200			$21,942,854
Interest rate spread			3.16%			3.17%

Net interest income and net yield on interest-earning assets		$457,907	3.24%		$328,263	3.27%
(1) Amounts for 2014 have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.0 percent and 6.2 percent for the six months ended June 30, 2015 and June 30, 2014, respectively. The taxable-equivalent adjustment was $3,092 and $1,634 for the six months ended June 30, 2015 and June 30, 2014, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 5
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$68,580	$(9,139)	$59,441	$132,161	$(22,471)	$109,690
Investment securities:
U. S. Treasury	1,346	565	1,911	4,069	1,348	5,417
Government agency	(1,224)	1,259	35	(3,408)	2,189	(1,219)
Mortgage-backed securities	4,995	2,710	7,705	8,567	4,595	13,162
State, county and municipal	(4)	—	(4)	55	(9)	46
Other	(220)	—	(220)	(316)	—	(316)
Total investment securities	4,893	4,534	9,427	8,967	8,123	17,090
Overnight investments	723	46	769	1,489	6	1,495
Total interest-earning assets	$74,196	$(4,559)	$69,637	$142,617	$(14,342)	$128,275
Liabilities
Interest-bearing deposits:
Checking with interest	$142	$161	$303	$263	$301	$564
Savings	57	(111)	(54)	171	(424)	(253)
Money market accounts	306	(217)	89	634	(793)	(159)
Time deposits	483	(1,293)	(810)	955	(2,776)	(1,821)
Total interest-bearing deposits	988	(1,460)	(472)	2,023	(3,692)	(1,669)
Repurchase agreements	324	(1)	323	453	(84)	369
Other short-term borrowings	(1,593)	1,377	(216)	(334)	1,421	1,087
Long-term obligations	713	(597)	116	320	(1,476)	(1,156)
Total interest-bearing liabilities	432	(681)	(249)	2,462	(3,831)	(1,369)
Change in net interest income	$73,764	$(3,878)	$69,886	$140,155	$(10,511)	$129,644
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.

RESULTS OF OPERATIONS

Net Interest Income and Margin
Second Quarter 2015
The second quarter results reflect notable differences in net interest income, net interest margin and average-asset yields compared to the same quarter of 2014 and first quarter of 2015. The most significant impact from the same quarter of 2014 resulted from the October 1, 2014 acquisition of Bancorporation, adding $2.01 billion of investment securities, $4.49 billion of loans and leases, and $7.17 billion of deposits as of the acquisition date. Other significant drivers for quarterly changes are specifically noted below.
Compared to the first quarter of 2015, net interest income increased $14.5 million, or by 6.6 percent, to $234.7 million in the second quarter. Loan interest income was up $11.8 million primarily due to paydowns on the PCI loan portfolio which accelerated income recognition, higher originated loan growth, and a $2.5 million improvement in investment securities interest income as a result of reinvesting matured cash flows and overnight investments into higher yielding investments. Net interest income increased $69.0 million, or by 41.6 percent, during the second quarter of 2015, compared to the same quarter of 2014, primarily as a result of the Bancorporation merger.
PCI loan accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments and various other post-acquisition events. During the three months ended June 30, 2015, accretion income on PCI loans equaled $34.1 million compared to $30.5 million during the second quarter of 2014. The increase was due to significant paydowns on the PCI loan portfolio which accelerated income recognition.
The taxable-equivalent net interest margin for the second quarter of 2015 was 3.31 percent, an increase of 13 basis points from 3.18 percent recorded in the first quarter of 2015, and a 2 basis point increase from 3.29 percent recorded in the same quarter of 2014. The margin increase was due to higher investment yields, higher interest income from originated loan growth, and additional accretion income in the PCI loan portfolio. Borrowing and deposit funding rates remained low and consistent with the prior quarter. The margin increase compared to the second quarter of 2014 was primarily due to organic loan growth, a 33 basis point improvement in the investment securities yield and lower funding costs, offset by loan yield compression. The improvement in the yield on investment securities was due to reinvesting matured cash flows and overnight investments into higher yielding investments.
Average quarter-to-date interest earning assets increased by $428.3 million, since the first quarter of 2015, which was driven by a $432.8 million increase in average outstanding loans and a $259.9 million increase in average investment securities, offset by a $264.4 million decline in average overnight investments. The increase in average outstanding loans from the first quarter of 2015 was driven by organic loan growth, which exceeded PCI loan portfolio runoff. Investment securities purchase activity increased as market interest rates recovered during the the quarter, causing total average investment securities to increase as purchases exceeded sales, maturities and paydowns during the quarter. Average quarter-to-date interest earning assets increased by $8.36 billion, compared to the same quarter in the prior year, primarily as a result of the Bancorporation merger.
The taxable-equivalent yield on interest-earning assets improved 13 basis points to 3.47 percent for the second quarter of 2015, compared to 3.34 percent for the first quarter of 2015 due to improvement in the investment yield, a change in asset mix due to growth in loans and higher PCI loan interest income. The taxable-equivalent yield on interest-earning assets declined by 5 basis points from 3.52 percent for the same period of 2014 as improvements from the investment yield and loan growth were offset by a decline in the yield earned on loans. Improvement in the investment yield is driven by a shift in the mix of the portfolio to higher yielding securities. The decline in the loan yield was due to continued low interest rates and competitive loan pricing.
Average interest-bearing liabilities decreased by $238.3 million during the second quarter of 2015, due to an $84.1 million decline in interest-bearing deposits and a $167.0 million decline in short-term borrowings primarily as a result of subordinated debt maturities totaling $200.0 million. The rate on interest-bearing liabilities of 0.24 percent remained consistent with the first quarter of 2015. Average interest-bearing liabilities increased $4.91 billion during the second quarter of 2015 from the same quarter in the prior year, primarily reflecting the impact of the Bancorporation merger. The rate on interest-bearing liabilities declined by 9 basis points from 0.33 percent in the second quarter of 2014 due to lower borrowing costs and a 6 basis point reduction in the cost of funding deposits.
Year-to-date 2015
Similar to the quarter over quarter comparison, the year-to-date 2015 results show notable differences when compared to the same period of 2014 due to the October 1, 2014 Bancorporation merger. Other significant drivers for changes during the period are specifically noted below.
Net interest income for the first six months of 2015 totaled $454.8 million, an increase of $128.2 million, or 39.2 percent, compared to the same period of 2014. The increase was primarily due to a $108.4 million increase in loan interest income as a result of organic loan growth and the impact of the Bancorporation merger, coupled with a $16.9 million increase in investment securities interest income as a result of reinvesting matured cash flows and overnight investments into higher yielding investments and investment securities acquired in the Bancorporation merger. Accretion income on PCI loans for the first six months of 2015 totaled $59.2 million compared to $60.7 million during the same period of 2014. Net interest income also benefited from decreased interest expense of $1.4 million in comparison to the same six-month period of the prior year, as additional interest expense from the Bancorporation merger was offset by movement from time deposits to demand and lower interest bearing deposit products.
The taxable-equivalent net interest margin totaled 3.24 percent, compared to 3.27 percent for the same six-month period in 2014. The decrease in the year-to-date margin is predominately driven by reductions in the loan portfolio yields due to continued low interest rates and competitive loan pricing, offset by improvements in investment yields and a reduction in funding costs.
Interest-earning assets averaged $28.45 billion, an increase of $8.22 billion in comparison to the same period of 2014 primarily as a result of the Bancorporation merger. Average loans and leases increased $5.63 billion in comparison to the first six months of 2014 as a result of organic loan growth and loans acquired in the CCBT and Bancorporation acquisitions, offset by reductions in the remaining PCI loan portfolio. Average investment securities increased $1.40 billion in comparison to the first six months of 2014, with a 32 basis point increase in the taxable-equivalent yield. The increase in average investments is primarily driven by the Bancorporation merger and redeployment of excess cash. Average overnight investments increased $1.20 billion compared to the year-to-date average in the prior year due to the Bancorporation merger.
Average interest-bearing liabilities totaled $19.05 billion, an increase of $4.95 billion when compared to the same period of 2014. The year-to-date 2015 rate on interest-bearing liabilities decreased to 0.24 percent, or a 10 basis point decrease when compared to year-to-date 2014 primarily due to lower borrowing costs and a reduction in deposit funding costs. Average interest-bearing deposits totaled $17.67 billion, an increase of $4.63 billion from the same period of 2014. This increase includes deposits acquired in the Bancorporation and CCBT acquisitions. The year-to-date 2015 rate on interest-bearing deposits decreased to 0.13 percent, or a 7 basis point decline when compared to the first six months of 2014.

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

Table 6
Noninterest Income

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gain on acquisitions	$—	$42,930	$—	$42,930	$—
Cardholder services	19,214	18,401	13,257	37,615	25,089
Merchant services	22,070	18,880	15,035	40,950	28,556
Service charges on deposit accounts	22,361	22,058	15,265	44,419	29,705
Wealth management services	21,555	20,880	15,815	42,435	30,695
Fees from processing services	45	50	5,682	95	10,543
Securities gains	147	5,126	—	5,273	—
Other service charges and fees	5,685	5,455	4,250	11,140	8,194
Mortgage income	5,571	4,549	1,210	10,120	2,165
Insurance commissions	2,456	3,297	2,253	5,753	5,540
ATM income	1,825	1,664	1,260	3,489	2,462
Adjustments to FDIC receivable for loss share agreements	(4,553)	(1,047)	(15,295)	(5,600)	(27,644)
Recoveries of acquired loans previously charged off	6,321	4,336	5,400	10,657	8,869
Other (1)	4,753	4,174	2,457	8,927	4,729
Total noninterest income (1)	$107,450	$150,753	$66,589	$258,203	$128,903
(1) Amounts for the 2014 periods have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
Noninterest income decreased by $43.3 million during the second quarter of 2015, compared to the first quarter of 2015. The decline was driven by the $42.9 million acquisition gain recognized as a result of the CCBT acquisition in the first quarter, a $5.0 million decrease in securities gains, and an unfavorable $3.5 million increase in adjustments to the FDIC receivable related to lower claimable OREO expenses. These decreases were offset by an increase of $4.0 million in merchant and cardholder income due to higher sales volume, an increase of $1.0 million in mortgage income due to increased production and sales of loans and a $2.0 million increase in recoveries of acquired loans previously charged off.
Noninterest income for the second quarter of 2015 and the first six months of 2015 totaled $107.5 million and $258.2 million, respectively, compared to $66.6 million and $128.9 million for the same periods of 2014. The increase for both periods was primarily driven by the impact of the Bancorporation merger and favorable reductions in adjustments to the FDIC receivable resulting from lower amortization expense as five loss share agreements expired. The year-to-date increase was also attributable to the $42.9 million acquisition gain recognized as a result of the CCBT acquisition during 2015. The quarter-to-date and year-to-date increases were partially offset by $5.6 million and $10.4 million respective declines in fees from processing services, as substantially all fees recorded in 2014 related to payments received from Bancorporation prior to the merger.

Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense and merchant processing expenses.
Table 7
Noninterest Expense

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Salaries and wages	$110,685	106,543	$81,839	$217,228	$161,192
Employee benefits	27,212	30,146	19,741	57,358	39,841
Occupancy expense	25,532	25,620	20,300	51,152	40,710
Equipment expense	23,296	23,541	19,581	46,837	38,354
FDIC insurance expense	4,551	4,271	2,640	8,822	5,276
Foreclosure-related expenses	1,019	2,557	3,858	3,576	9,268
Merger-related expenses	4,573	2,997	3,450	7,570	5,903
Merchant processing	15,132	13,856	9,755	28,988	18,236
Processing fees paid to third parties	4,777	5,395	4,173	10,172	7,980
Card processing	4,078	3,813	3,033	7,891	5,630
Consultant	2,248	2,128	3,433	4,376	5,569
Collection	2,585	2,300	2,647	4,885	4,482
Advertising	2,324	1,913	1,568	4,237	2,664
Other	36,679	33,086	23,002	69,765	44,945
Total noninterest expense	$264,691	$258,166	$199,020	$522,857	$390,050
Noninterest expense increased $6.5 million in the second quarter of 2015 to $264.7 million, compared to $258.2 million in the first quarter of 2015. The increase was primarily due to a $4.1 million increase in salaries and wages due to annual merit increases effective in the second quarter and higher incentives, a $1.6 million increase in merger-related expenses due to CCBT and Bancorporation conversion costs and a $1.5 million increase in merchant and card processing expenses aligned to increased sales volume. These increases were partially offset by a $2.9 million decline in employee benefits due to lower healthcare costs and payroll taxes, and a $1.5 million reduction in foreclosure-related expenses resulting from higher gains on the sale of OREO.
Noninterest expense for the second quarter of 2015 and the first six months of 2015 totaled $264.7 million and $522.9 million, respectively, compared to $199.0 million and $390.1 million for the same periods of 2014. The quarter-to-date and year-to-date respective increases of $65.7 million and $132.8 million were primarily driven by the impact of the Bancorporation merger. Excluding the impact of the Bancorporation merger, several expense categories experienced fluctuations when comparing second quarter of 2015 and the first six months of 2015 to the same periods of 2014. Benefits expense increased due to higher pension costs as the discount rate declined in 2015. Equipment expense also increased due to depreciation of recent upgrades of our technology systems placed in service at the beginning of 2015. Foreclosure-related expenses and collection costs declined resulting from lower losses on the sale of OREO and managing fewer nonperforming assets.

Income Taxes
Income tax expense totaled $25.2 million, $39.8 million and $13.9 million for the second quarter of 2015, first quarter of 2015 and second quarter of 2014, respectively, representing effective tax rates of 36.1 percent, 37.2 percent and 34.2 percent during the respective periods. Income tax expense totaled $65.0 million and $25.5 million for the six months ended June 30, 2015 and 2014, respectively, representing effective tax rates of 36.8 percent and 34.2 percent for the respective six month periods. The increased effective tax rate in 2015 was the result of the comparable levels of permanent differences on higher pre-tax earnings.
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

BALANCE SHEET ANALYSIS

BancShares focuses on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures, and corresponding tighter margins. We avoid high-risk industry concentrations, but we do maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. The credit department actively monitors all loan concentrations to ensure potential risks are identified timely and managed accordingly. Our focus on asset quality also influences the composition of our investment securities portfolio. At June 30, 2015, mortgage-backed securities represented 59.4 percent of investment securities available for sale, compared to U.S. Treasury and government agency securities, which represented 30.0 percent and 10.6 percent, respectively, of the portfolio. Investments in mortgage-backed securities primarily represent securities issued by government or government-sponsored entities. Overnight investments include interest-bearing deposits at the Federal Reserve Bank and other financial institutions, and federal funds sold.

Investment Securities

Investment securities available for sale equaled $7.35 billion at June 30, 2015, compared to $7.17 billion and $5.54 billion at December 31, 2014 and June 30, 2014, respectively. The $1.81 billion increase in the portfolio from June 30, 2014 to June 30, 2015 was primarily due to the Bancorporation merger. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2015, investment securities available for sale had a net unrealized gain of $4.3 million, compared to a net unrealized gain of $8.3 million and $26.8 million as of December 31, 2014 and June 30, 2014, respectively. In determining whether we had any other than temporary impairment for securities with unrealized losses we consider the amount and duration of the impairment, whether the impairment is industry-wide or specific to the financial condition of the issuer, our ability to hold the investment for recovery, adverse actions by rating agencies and deferred interest payments on debt securities. Management concluded that no other than temporary impairment existed as of June 30, 2015.

Changes in the amount of our investment securities portfolio result from changes in our liquidity position. When inflows arising from deposit and treasury services products exceed loan and lease demand, we generally invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we generally allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

Table 8
Investment Securities

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$2,198,027	$2,206,859	$2,626,900	$2,629,670	$1,623,564	$1,625,630
Government agency	774,962	776,244	908,362	908,817	1,281,724	1,283,566
Mortgage-backed securities	4,372,946	4,367,091	3,628,187	3,633,304	2,605,333	2,596,286
Equity securities	—	—	—	—	543	32,498
Municipal securities	—	—	125	126	185	186
Total investment securities available for sale	7,345,935	7,350,194	7,163,574	7,171,917	5,511,349	5,538,166
Investment securities held to maturity:
Mortgage-backed securities	351	365	518	544	693	729
Total investment securities	$7,346,286	$7,350,559	$7,164,092	$7,172,461	$5,512,042	$5,538,895

Since December 31, 2014, proceeds from the sales, maturities and calls of U.S. Treasury and government agency securities were primarily reinvested into mortgage-backed securities at higher-yielding rates.

Loans and Leases
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans that do not have a discount, due at least in part, to credit quality at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the nonrevolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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
Table 9
Loans and Leases

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$547,151	$493,133	$342,021
Commercial mortgage	7,861,590	7,552,948	6,367,096
Other commercial real estate	288,214	244,875	178,899
Commercial and industrial	2,199,591	1,988,934	1,292,213
Lease financing	643,508	571,916	413,422
Other	338,389	353,833	131,051
Total commercial loans	11,878,443	11,205,639	8,724,702
Noncommercial:
Residential mortgage	2,597,064	2,493,058	1,071,089
Revolving mortgage	2,529,936	2,561,800	2,122,675
Construction and land development	227,280	205,016	119,420
Consumer	1,164,223	1,117,454	377,137
Total noncommercial loans	6,518,503	6,377,328	3,690,321
Total non-PCI loans and leases	18,396,946	17,582,967	12,415,023
PCI loans:
Commercial:
Construction and land development	$48,208	$78,079	$80,827
Commercial mortgage	611,505	577,518	637,481
Other commercial real estate	14,353	40,193	34,688
Commercial and industrial	20,382	27,254	33,851
Other	2,597	3,079	1,270
Total commercial loans	697,045	726,123	788,117
Noncommercial:
Residential mortgage	358,307	382,340	270,688
Revolving mortgage	64,340	74,109	20,129
Construction and land development	345	912	28,759
Consumer	3,202	3,014	2,240
Total noncommercial loans	426,194	460,375	321,816
Total PCI loans	1,123,239	1,186,498	1,109,933
Total loans and leases	$19,520,185	$18,769,465	$13,524,956

Loan balances increased $750.7 million, or 8.0 percent annualized, since December 31, 2014, primarily the result of $814.0 million of organic growth in the non-PCI portfolio. The PCI portfolio declined over this period by $63.3 million reflecting continued loan run-off of $208.4 million offset by the impact of the CCBT acquisition in the first quarter of 2015 which contributed $145.1 million to PCI loan balances at June 30, 2015.
Non-PCI loans increased by $5.98 billion, compared to the second quarter of 2014, reflecting originated loan growth and the Bancorporation contribution of $4.49 billion in loans at fair value as of the acquisition date. PCI loans increased by $13.3 million from the second quarter of 2014, due to PCI loans acquired through the Bancorporation and CCBT acquisitions, offset by the continued reduction in the PCI loan portfolio as aligned with original forecasts.

Allowance for Loan and Lease Losses ("ALLL")

The ALLL totaled $208.3 million at June 30, 2015, representing an increase of $3.9 million since December 31, 2014 primarily due to strong loan growth. The ALLL as a percentage of total loans at June 30, 2015 was 1.07 percent, compared to 1.09 percent at December 31, 2014. At June 30, 2015, the ALLL allocated to non-PCI loans totaled $192.8 million, or 1.05 percent of non-PCI loans and leases, compared to $182.8 million, or 1.04 percent, at December 31, 2014. An additional ALLL of $15.5 million relates to PCI loans at June 30, 2015, compared to $21.6 million at December 31, 2014. The ALLL on the PCI loan portfolio continues to decline which aligns with the forecasted run-off of this portfolio.

The ALLL allocated to originated non-PCI loans and leases was 1.27 percent of originated non-PCI loans and leases at June 30, 2015, compared to 1.33 percent at December 31, 2014. The decline in the allowance ratio was related to credit improvement throughout the originated non-PCI loan portfolio. Originated non-PCI loans totaled $15.21 billion and $13.72 billion at June 30, 2015 and December 31, 2014, respectively, and do not include purchased revolving, purchased non-impaired loans or PCI loans.

The allowance for loan and lease losses as a percentage of total loans and leases ended the quarter at 1.07 percent, compared to 1.08 percent at March 31, 2015. Credit quality improvements in the originated loan portfolio resulted in a slight decline in the allowance ratio.

BancShares recorded $7.7 million net provision expense for loan and lease losses during the second quarter of 2015, compared to net provision expense of $5.8 million in the first quarter of 2015. The increase in provision expense was primarily due to originated loan growth and lower impairment reversals on the PCI loan portfolio.

Non-PCI loan provision expense totaled $9.0 million during the second quarter of 2015, an increase of $0.3 million from the first quarter of 2015, resulting from continued loan growth and a slight increase in net charge-offs. Net charge-offs for non-PCI loans totaled $4.1 million during the second quarter of 2015, compared to $3.6 million during the first quarter of 2015. On an annualized basis, net charge-offs as a percentage of average loans and leases during the second quarter of 2015 remained consistent at 0.10 percent when compared to the first quarter of 2015.

The PCI loan net provision credit totaled $1.3 million during the second quarter of 2015, compared to a net provision credit of $2.9 million for the first quarter of 2015. The current quarter net provision credit resulted from reversals of prior impairment due to accelerated paydowns and credit quality improvement.

The ALLL increased by $2.1 million to $208.3 million at June 30, 2015 compared to June 30, 2014 as the increase in the ALLL for non-PCI loans offset the reduction in the ALLL for PCI loans. The ALLL as a percentage of total loans at June 30, 2015 was 1.07 percent, compared to 1.52 percent at June 30, 2014. This ratio change was attributable to improved credit quality trends and the impact of non-PCI loans acquired in the Bancorporation merger. Loans acquired in the Bancorporation merger were recorded at fair value replacing the historical allowance with a fair value discount.

We recorded $7.7 million and $13.5 million net provision expense for loan and lease losses for the three and six months ended June 30, 2015, compared to net provision credits of $7.3 million and $9.2 million for the same periods of 2014. The increases in provision expense were due primarily to originated non-PCI loan growth and lower impairment reversals on the PCI loan portfolio.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at June 30, 2015, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 10
Allowance for Loan and Lease Losses

	2015	2014				Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2015	2014
ALLL at beginning of period	$205,553	$204,466	$200,905	$206,246	$222,942	$204,466	$233,394
Provision (credit) for loan and lease losses:
PCI loans	(1,275)	(2,864)	(2,622)	(197)	(9,529)	(4,139)	(11,802)
Non-PCI loans	8,994	8,656	10,927	1,734	2,230	17,650	2,600
Net charge-offs of loans and leases:
Charge-offs	(6,926)	(7,176)	(7,469)	(8,721)	(10,904)	(14,102)	(21,580)
Recoveries	1,971	2,471	2,725	1,843	1,507	4,442	3,634
Net charge-offs of loans and leases	(4,955)	(4,705)	(4,744)	(6,878)	(9,397)	(9,660)	(17,946)
ALLL at end of period	$208,317	$205,553	$204,466	$200,905	$206,246	$208,317	$206,246
ALLL at end of period allocated to loans and leases:
PCI	$15,468	$17,619	$21,629	$25,800	$29,331	$15,468	$29,331
Non-PCI	192,849	187,934	182,837	175,105	176,915	192,849	176,915
ALLL at end of period	$208,317	$205,553	$204,466	$200,905	$206,246	$208,317	$206,246
Net charge-offs of loans and leases:
PCI	$876	$1,146	$1,549	$3,334	$6,133	$2,022	$12,387
Non-PCI	4,079	3,559	3,195	3,544	3,264	7,638	5,559
Total net charge-offs	$4,955	$4,705	$4,744	$6,878	$9,397	$9,660	$17,946
Reserve for unfunded commitments	$389	$404	$333	$328	$380	$389	$380
Average loans and leases:
PCI	$1,173,105	$1,200,484	$1,244,910	$1,005,045	$1,183,464	$1,186,719	$1,249,989
Non-PCI	18,181,718	17,721,544	17,293,643	12,665,172	12,383,148	17,952,902	12,263,591
Loans and leases at period-end:
PCI	1,123,239	1,252,545	1,186,498	996,280	1,109,933	1,123,239	1,109,933
Non-PCI	18,396,946	17,844,414	17,582,967	12,806,511	12,415,023	18,396,946	12,415,023

Ratios
Net charge-offs (annualized) to average loans and leases:
PCI	0.30%	0.39%	0.49%	1.32%	2.08%	0.34%	2.00%
Non-PCI	0.09	0.08	0.07	0.11	0.11	0.09	0.09
Total	0.10	0.10	0.10	0.20	0.28	0.10	0.27
ALLL to total loans and leases:
PCI	1.38	1.41	1.82	2.59	2.64	1.38	2.64
Non-PCI	1.05	1.05	1.04	1.37	1.43	1.05	1.43
Total	1.07	1.08	1.09	1.46	1.52	1.07	1.52
Asset Quality
Asset quality continues to be strong due to prudent underwriting standards and management of nonperforming assets. Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans.
As of June 30, 2015, BancShares’ nonperforming assets amounted to $155.4 million, a decrease of $15.5 million from $170.9 million at December 31, 2014, related to an overall reduction in OREO balances. Compared to the same quarter a year ago, nonperforming assets are down $20.5 million from $175.8 million at June 30, 2014. Nonperforming assets as a percentage of total loans and leases plus OREO amounted to 0.79 percent, compared to 0.91 percent and 1.29 percent at December 31, 2014 and June 30, 2014, respectively. Of the $155.4 million in nonperforming assets at June 30, 2015, $15.6 million related to loans and OREO covered by loss share agreements and $139.7 million relates to noncovered loans and OREO. Covered nonperforming assets at June 30, 2015 decreased $78.6 million, or 83.41 percent, when compared to June 30, 2014 related to the expiration of FDIC loss share agreements, loan resolutions and OREO dispositions. Covered nonperforming assets represent 4.70 percent of covered loans and OREO, compared to 9.84 percent and 10.97 percent as of December 31, 2014 and June 30, 2014, respectively. Noncovered nonperforming assets represented 0.73 percent of noncovered loans and leases plus OREO as of June 30, 2015, in comparison to 0.66 percent and 0.64 percent as of December 31, 2014 and June 30, 2014, respectively.

Table 11
Nonperforming Assets

	2015	2014
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Risk Elements
Nonaccrual loans and leases:
Covered under loss share agreements	$2,732	$21,440	$27,020	$30,415	$54,036
Not covered under loss share agreements	79,375	71,536	50,407	54,203	46,485
Other real estate:
Covered	12,890	17,302	22,982	29,272	40,136
Noncovered	60,358	72,690	70,454	43,186	35,151
Total nonperforming assets	$155,355	$182,968	$170,863	$157,076	$175,808
Nonperforming assets:
Covered	$15,622	$38,742	$50,002	$59,687	$94,172
Noncovered	139,733	144,226	120,861	97,389	81,636
Total nonperforming assets	$155,355	$182,968	$170,863	$157,076	$175,808
Loans and leases:
Covered	$319,665	$443,055	$485,308	$469,038	$818,235
Noncovered	19,200,520	18,653,904	18,284,157	13,333,753	12,706,721

Accruing loans and leases 90 days or more past due	86,015	99,130	115,680	75,227	79,532

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	4.70%	8.42%	9.84%	11.98%	10.97%
Noncovered	0.73	0.77	0.66	0.73	0.64
Total	0.79	0.95	0.91	1.13	1.29
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
At June 30, 2015, accruing TDRs totaled $127.6 million, a decrease of $8.4 million and $28.9 million, from $136.0 million and $156.5 million at December 31, 2014 and June 30, 2014, respectively. At June 30, 2015, nonaccruing TDRs totaled $24.0 million, an increase of $8.5 million from December 31, 2014 and a decrease of $15.4 million from June 30, 2014. The increase in nonaccruing TDRs from December 31, 2014 is related to a significant loan acquired in the Bancorporation merger and certain residential and revolving mortgage loans moving to nonaccrual status from accruing past due as a result of system enhancements during the first quarter of 2015.

Table 12
Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Accruing TDRs:
PCI	$41,355	$44,647	$62,592
Non-PCI	86,227	91,316	93,904
Total accruing TDRs	127,582	135,963	156,496
Nonaccruing TDRs:
PCI	1,975	2,225	17,861
Non-PCI	22,020	13,291	21,564
Total nonaccruing TDRs	23,995	15,516	39,425
All TDRs:
PCI	43,330	46,872	80,453
Non-PCI	108,247	104,607	115,468
Total TDRs	$151,577	$151,479	$195,921
Interest-Bearing Liabilities
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $18.74 billion and $18.93 billion at June 30, 2015 and December 31, 2014, respectively. The $189.7 million decrease from December 31, 2014 was due to a $264.0 million decrease in short term borrowings as a result of maturities of $200.0 million in subordinated debt and $70.0 million of FHLB borrowings, offset by an increase in long-term obligations as a result of a $120.0 million new Federal Home Loan Bank ("FHLB") borrowing in 2015. Interest-bearing liabilities totaled $18.74 billion at June 30, 2015, an increase of $4.86 billion from June 30, 2014 primarily due to the Bancorporation merger.
Deposits
At June 30, 2015, total deposits equaled $26.51 billion, an increase of $833.3 million, or 3.25 percent, when compared to December 31, 2014 resulting from organic growth in demand and checking with interest as well as deposits acquired in the CCBT acquisition of $137.1 million at June 30, 2015. Deposits increased $7.96 billion, or by 42.9 percent, when compared to June 30, 2014, primarily as a result of the Bancorporation merger.
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
Short-Term Borrowings
At June 30, 2015, short-term borrowings totaled $723.2 million compared to $987.2 million and $788.5 million at December 31, 2014 and June 30, 2014, respectively. The $264.0 million decline from December 31, 2014 was due to maturities of $70.0 million in FHLB borrowings and $200.0 million in subordinated debt during 2015. Additionally, master notes declined $410.3 million while repurchase agreements increased by $416.2 million, resulting from a migration from master notes to customer repurchasing products as the master notes product was discontinued in the second quarter of 2015. The $65.3 million decrease from June 30, 2014 was due to maturities of FHLB borrowings and subordinated debt of $195.0 million, FHLB borrowings of $10.0 million with maturities less than one year being reclassified from long-term obligations, and the migration from master notes to customer repurchasing products. Master notes decreased $491.5 million and repurchase agreements increased $611.2 million from June 30, 2014 as a result of the discontinuation of the master notes product, coupled with the Bancorporation merger contribution of $218.4 million in repurchase agreements as of the October 1, 2014 acquisition date.
Long-Term Obligations
Long-term obligations equaled $475.6 million at June 30, 2015, up $124.2 million from December 31, 2014 as a result of a new $120.0 million FHLB borrowing in the first quarter of 2015. Long-term obligations were up $161.0 million from June 30, 2014 primarily due to $124.9 million in long-term obligations added as a result of the October 1, 2014 Bancorporation merger and a new $120.0 million FHLB borrowing in 2015, partially offset by maturities of FHLB borrowings totaling $70.0 million in first quarter 2015.

At June 30, 2015 and December 31, 2014, long-term obligations included $132.5 million and $132.9 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. At June 30, 2014 long-

term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I's ("the Trusts") trust preferred securities mature in 2036, 2034, and 2034, respectively, and may be redeemed at par in whole or in part at any time. FCB/SC Capital Trust II, and SCB Capital Trust I were former capital trust subsidiaries of Bancorporation. BancShares has guaranteed all obligations of the Trusts.

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI)within shareholder's equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net decrease in shareholders' equity of $51.2 million at June 30, 2015, compared to a net reduction of $53.0 million at December 31, 2014 and a net increase of $4.1 million at June 30, 2014. The $1.8 million increase in AOCI from December 31, 2014 reflects the amortization of prior service cost and the net actuarial losses of the defined benefit plan and a decrease in unrealized gains on investment securities available for sale. The $55.2 million reduction in AOCI from June 30, 2014 primarily reflects the change in the funded status of the defined benefit plan.

Table 13
Analysis of Capital Adequacy

	June 30, 2015 (1)	December 31, 2014	June 30, 2014	Regulatory minimum (2)	Well-capitalized requirement (2)
BancShares
Risk-based capital ratios(3)
Tier 1 capital	12.66%	13.61%	14.58%	6.00%	8.00%
Tier 1 common equity(4)	12.52	N/A	N/A	4.50	6.50
Total capital	14.10	14.69	15.93	8.00	10.00
Tier 1 leverage ratio(3)	8.92	8.91	9.69	4.00	5.00

Bank
Risk-based capital ratios(3)
Tier 1 capital	12.61%	13.12%	14.58%	6.00%	8.00%
Tier 1 common equity(4)	12.61	N/A	N/A	4.50	6.50
Total capital	13.62	14.37	15.93	8.00	10.00
Tier 1 leverage ratio(3)	8.90	9.30	9.69	4.00	5.00
(1) June 30, 2015 calculated under Basel III guidelines, which became effective January 1, 2015.
(2) Regulatory minimum and well-capitalized requirements are based on 2015 Basel III regulatory capital guidelines.
(3) Amounts for the June 30, 2014 period have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments for qualified affordable housing projects.
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

The phase-in period for the final rules became effective for BancShares on January 1, 2015, with full compliance of all the final rules' requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, BancShares continues to exceed minimum capital standards and FCB remains well-capitalized under the new rules.
The implementation of Basel III increased risk-weighted assets in comparison to December 31, 2014, resulting in a decrease in our Tier 1 capital ratio and total capital ratio at June 30, 2015 due to the phasing out of trust preferred capital securities from Tier 1 to Tier 2 capital. Risk-weighted assets have also increased due to organic loan growth including unfunded commitments, the expiration of loss share coverage on lower risk-weighted covered loans and a shift in mix to higher risk-weighted securities from cash. As aligned with expectations and incorporated in our capital planning process, BancShares remained well capitalized with a leverage capital ratio of 8.92 percent, Tier 1 risk-based capital ratio of 12.66 percent, common equity Tier 1 ratio of 12.52 and total risk-based capital ratio of 14.10 percent under Basel III guidelines at June 30, 2015.
BancShares had $32.1 million of trust preferred capital securities included in Tier 1 capital at June 30, 2015, compared to $128.5 million at December 31, 2014. The decrease during 2015 was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital, with the remaining 25 percent to be phased out on January 1, 2016.

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

We assess our short term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the existence of contractual floors on certain loans, competitive pressures that constrain our ability to reduce deposit interest rates and the current extraordinarily low level of interest rates, it is unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration of low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates.

Table 14
Net Interest Income Sensitivity Simulation Analysis

This table provides the impact on net interest income over 24 months resulting from various interest rate shock scenarios as of June 30, 2015 and December 31, 2014.

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	June 30, 2015	December 31, 2014
+100	2.28%	2.90%
+200	1.70	4.10
+300	(2.55)	2.40

Table 15
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity ("EVE") sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of June 30, 2015 and December 31, 2014.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	June 30, 2015	December 31, 2014
+100	3.71%	2.80%
+200	2.48	2.20
+300	(2.58)	(0.90)

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Other primary sources of liquidity include cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts as well as unencumbered securities. This free liquidity totaled $4.15 billion at June 30, 2015 compared to $4.29 billion at December 31, 2014. Another principal source of available liquidity is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $300.3 million as of June 30, 2015, and we had sufficient collateral pledged to secure $2.09 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities that totaled $740.0 million at June 30, 2015.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2015, BancShares’ market risk profile has not changed significantly from December 31, 2014, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the second quarter of 2015 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Completing the integration of BancShares and Bancorporation may be more difficult, costly, or time-consuming than expected, and the anticipated benefits and cost savings of the merger may not be fully realized.

BancShares merged with Bancorporation on October 1, 2014. The ultimate success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining and integrating the businesses, and to do so in a manner that permits growth opportunities and cost savings to be realized without materially disrupting existing customer relationships or decreasing revenues due to loss of customers. While significant strides have been made in combining the companies, the process is not yet completed. The remaining steps and events could result in the loss of key employees, the disruption of ongoing business, and inconsistencies in standards, controls, procedures and policies that affect adversely the our ability to maintain relationships with customers and employees or achieve the anticipated benefits and cost savings of the merger. The loss of key employees or delays or other problems in implementing planned system conversions could adversely affect our ability to successfully conduct business, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the remaining integration processes, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from FCB and move their business to competing financial institutions. These integration matters could have an adverse effect on us. If we are not able to achieve our business objectives in the merger, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

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

We continue to encounter technological change for which we expect to incur significant expense

The technological complexity necessary for a competitive array of financial products and services to customers continues to increase. Our future success requires that we maintain technology and associated facilities that will support our ability to meet the banking and other financial needs of our customers. In 2013, we undertook projects to modernize our systems and associated facilities, strengthen our business continuity and disaster recovery efforts, and reduce operational risk. As these projects have evolved over time, we have identified other areas that require improvements to infrastructure, and have accordingly expanded the projects’ scope. In 2014, we increased the total projected spend to approximately $130 million. Of this projected spend, $99.1 million has been incurred, with $87.9 million capitalized and $11.2 million expensed through June 30, 2015. As remaining projects are completed over the next several quarters, we expect expenses to increase as the projects are amortized over their expected useful lives. If the remaining projects' objectives are not achieved or if the cost of the projects materially exceeds the estimate, our business, financial condition and financial results could be adversely impacted.

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

Date:	August 5, 2015		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer