Form 10-Q
period 2015-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2015-11-04
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of November 3, 2015)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$546,444	$604,182
Overnight investments	2,368,132	1,724,919
Investment securities available for sale	6,690,578	7,171,917
Investment securities held to maturity	301	518
Loans held for sale	71,874	63,696
Loans and leases	19,855,806	18,769,465
Less allowance for loan and lease losses	(205,463)	(204,466)
Net loans and leases	19,650,343	18,564,999
Premises and equipment	1,123,828	1,125,081
Other real estate owned:
Covered under loss share agreements	8,152	22,982
Not covered under loss share agreements	61,707	70,454
Income earned not collected	67,368	57,254
FDIC loss share receivable	9,276	28,701
Goodwill	139,773	139,773
Other intangible assets	95,535	106,610
Other assets	616,513	394,027
Total assets	$31,449,824	$30,075,113
Liabilities
Deposits:
Noninterest-bearing	$9,171,529	$8,086,784
Interest-bearing	17,547,846	17,591,793
Total deposits	26,719,375	25,678,577
Short-term borrowings	759,757	987,184
Long-term obligations	705,418	351,320
FDIC loss share payable	124,038	116,535
Other liabilities	278,708	253,903
Total liabilities	28,587,296	27,387,519
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at September 30, 2015 and December 31, 2014)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2015 and December 31, 2014)	1,005	1,005
Surplus	658,918	658,918
Retained earnings	2,226,476	2,069,647
Accumulated other comprehensive loss	(34,876)	(52,981)
Total shareholders’ equity	2,862,528	2,687,594
Total liabilities and shareholders’ equity	$31,449,824	$30,075,113

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2015	2014	2015	2014
Interest income
Loans and leases	$224,631	$164,259	$658,175	$489,401
Investment securities and dividend income	24,020	12,707	65,136	36,902
Overnight investments	1,174	655	4,037	2,023
Total interest income	249,825	177,621	727,348	528,326
Interest expense
Deposits	5,216	5,703	16,379	18,534
Short-term borrowings	590	2,694	4,182	4,830
Long-term obligations	4,648	3,002	12,601	12,111
Total interest expense	10,454	11,399	33,162	35,475
Net interest income	239,371	166,222	694,186	492,851
Provision (credit) for loan and lease losses	107	1,537	13,618	(7,665)
Net interest income after provision (credit) for loan and lease losses	239,264	164,685	680,568	500,516
Noninterest income
Gain on acquisition	—	—	42,930	—
Cardholder services	19,588	13,248	57,203	38,337
Merchant services	22,005	15,556	62,955	44,112
Service charges on deposit accounts	23,153	15,489	67,572	45,194
Wealth management services	22,223	15,657	64,658	46,352
Fees from processing services	45	7,303	140	17,846
Securities gains	5,564	—	10,837	—
Other service charges and fees	6,163	4,001	17,303	12,195
Mortgage income	4,852	1,164	14,972	3,329
Insurance commissions	2,945	2,422	8,698	7,962
ATM income	1,800	1,199	5,289	3,661
Adjustments to FDIC loss share receivable	(4,130)	(4,386)	(9,730)	(32,030)
Other(1)	5,542	6,946	25,126	20,544
Total noninterest income	109,750	78,599	367,953	207,502
Noninterest expense
Salaries and wages	108,992	81,825	324,358	243,017
Employee benefits	27,121	19,797	86,341	59,638
Occupancy expense	22,260	20,265	73,412	60,975
Equipment expense	22,447	18,767	69,284	57,121
FDIC insurance expense	4,933	2,915	13,755	8,191
Foreclosure-related expenses	1,087	4,838	4,663	13,787
Merger-related expenses	3,679	1,505	11,249	7,352
Other	69,653	51,898	199,967	141,779
Total noninterest expense	260,172	201,810	783,029	591,860
Income before income taxes	88,842	41,474	265,492	116,158
Income taxes(1)	32,884	14,973	97,854	40,492
Net income(1)	$55,958	$26,501	$167,638	$75,666
Average shares outstanding	12,010,405	9,618,941	12,010,405	9,618,941
Net income per share(1)	$4.66	$2.76	$13.96	$7.87
(1) Amounts for the 2014 period have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments in qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2015	2014	2015	2014
Net income(1)	$55,958	$26,501	$167,638	$75,666
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Change in unrealized securities gains (losses) arising during period	28,231	(11,444)	29,420	32,006
Tax effect	(10,737)	4,444	(11,198)	(12,425)
Reclassification adjustment for net gains realized and included in income before income taxes	(5,564)	—	(10,837)	—
Tax effect	2,094	—	4,145	—
Total change in unrealized gains (losses) on securities, net of tax	14,024	(7,000)	11,530	19,581
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	721	949	2,006	2,236
Tax effect	(300)	(367)	(796)	(863)
Total change in unrecognized loss on cash flow hedges, net of tax	421	582	1,210	1,373
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,916	822	8,689	4,019
Tax effect	(1,078)	(319)	(3,324)	(1,563)
Total change in pension obligation, net of tax	1,838	503	5,365	2,456
Other comprehensive income (loss)	16,283	(5,915)	18,105	23,410
Total comprehensive income(1)	$72,241	$20,586	$185,743	$99,076
(1) Amounts for 2014 period have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2013	$8,586	$1,033	$143,766	$1,943,345	$(25,268)	$2,071,462
Net income(1)	—	—	—	75,666	—	75,666
Other comprehensive income, net of tax	—	—	—	—	23,410	23,410
Cash dividends ($0.90 per share)	—	—	—	(8,657)	—	(8,657)
Balance at September 30, 2014	$8,586	$1,033	$143,766	$2,010,354	$(1,858)	$2,161,881

Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
Net income	—	—	—	167,638	—	167,638
Other comprehensive income, net of tax	—	—	—	—	18,105	18,105
Cash dividends ($0.90 per share)	—	—	—	(10,809)	—	(10,809)
Balance at September 30, 2015	$11,005	$1,005	$658,918	$2,226,476	$(34,876)	$2,862,528
(1) Amount for the 2014 period has been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(1)	$167,638	$75,666
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan and lease losses	13,618	(7,665)
Deferred tax benefit(1)	(3,941)	(24,374)
Net change in current taxes	(26,195)	(24,716)
Depreciation	65,559	53,249
Net change in accrued interest payable	(2,244)	(1,434)
Net increase in income earned not collected	(10,114)	(121)
Gain on acquisition	(42,930)	—
Securities gains	(10,837)	—
Origination of loans held for sale	(542,836)	(198,134)
Proceeds from sale of loans	540,737	206,310
Gain on sale of loans	(6,079)	(3,334)
Net writedowns/losses on other real estate	4,355	9,770
Net amortization of premiums and discounts(1)	(70,150)	(33,917)
Amortization of intangible assets	11,765	1,737
Reduction in FDIC receivable for loss share agreements	35,395	16,708
Increase in FDIC payable for loss share agreements	7,503	7,546
Net change in other assets(1)	29,225	(37,077)
Net change in other liabilities	37,077	27,327
Net cash provided by operating activities	197,546	67,541
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(928,132)	(329,925)
Purchases of investment securities available for sale	(1,887,604)	(1,999,666)
Proceeds from maturities/calls of investment securities held to maturity	217	300
Proceeds from maturities/calls of investment securities available for sale	1,139,053	1,993,051
Proceeds from sales of investment securities available for sale	1,036,254	—
Net change in overnight investments	(643,213)	151,972
Proceeds from sales of loans	45,862	—
Cash paid to the FDIC for loss share agreements	(24,805)	(5,479)
Proceeds from sales of other real estate	63,446	55,478
Additions to premises and equipment	(55,575)	(65,763)
Business acquisition, net cash acquired	123,137	18,194
Net cash used by investing activities	(1,131,360)	(181,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(405,160)	(301,849)
Net increase in demand and other interest-bearing deposits	1,179,606	202,853
Net change in short-term borrowings	(232,928)	91,345
Repayment of long-term obligations	(4,633)	(2,001)
Origination of long-term obligations	350,000	—
Cash dividends paid	(10,809)	(8,657)
Net cash provided (used) by financing activities	876,076	(18,309)
Change in cash and due from banks	(57,738)	(132,606)
Cash and due from banks at beginning of period	604,182	533,599
Cash and due from banks at end of period	$546,444	$400,993
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$44,065	$42,136
Dividends declared but not paid	3,603	2,886
Unsettled sales of investment securities	236,617	—
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
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-10, Technical Corrections and Improvements
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
The transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December

15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective upon issuance. We adopted the amendments effective second quarter of 2015. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
FASB ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Accounting Bulletin No. 115
The amendments in this ASU remove references to SEC Staff Accounting Bulletin (SAB) Topic 5.J as the SEC staff previously rescinded its guidance with the issuance of SAB No. 115 when the FASB issued its own pushdown accounting guidance in ASU 2014-17, an amendment we adopted effective fourth quarter of 2014. We adopted the amendments in ASU 2015-08 effective second quarter of 2015. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
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
The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted this guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations.
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
The accounting changes in this ASU were effective for fiscal years beginning after December 15, 2014. In addition, the disclosures for certain transactions accounted for as a sale were effective for the fiscal period beginning after December 15, 2014, while the disclosures for transactions accounted for as secured borrowings were required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note I.
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
For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Accounting Standards Codification (ASC) 970-323.
The decision to apply the proportional amortization method of accounting will be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments.
BancShares early adopted the guidance effective in the fourth quarter of 2014. Previously, LIHTC investments were accounted for under the cost or equity method, and the amortization was recorded as a reduction to other noninterest income, with the tax credits and other benefits received recorded as a component of the provision for income taxes. BancShares believes the proportional amortization method better represents the economics of LIHTC investments and provides users with a better understanding of the returns from such investments than the cost or equity method. LIHTC investments were $74.5 million and $57.1 million at September 30, 2015 and December 31, 2014, respectively, and are included in "other assets" on the Consolidated Balance Sheets.
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
This ASU is effective for interim and annual periods beginning after December 15, 2015 for public business entities, and is to be applied retrospectively. Early adoption is permitted. We will adopt the guidance effective in the first quarter of 2016 and do not anticipate any impact on our consolidated financial position or consolidated results of operations as a result of adoption.
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
The amendments in this ASU are effective for periods beginning after December 15, 2015 for public business entities. Early adoption is permitted. We will adopt the guidance effective in the first quarter of 2016 and do not anticipate any significant impact on our consolidated financial position or consolidated results of operations as a result of adoption.
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
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal periods beginning after December 15, 2016. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2018 using one of two retrospective application methods.
NOTE B - BUSINESS COMBINATIONS
Capitol City Bank & Trust Company
On February 13, 2015, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC), as Receiver, to purchase certain assets and assume certain liabilities of Capitol City Bank & Trust (CCBT). The acquisition expanded FCB's presence in Georgia as CCBT operated eight branch locations in Atlanta, Stone Mountain, Albany, Augusta and Savannah, Georgia. In June of 2015, FCB closed one of the branches in Atlanta.

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

The fair value of the assets acquired recorded was $211.9 million, including $154.5 million in loans and $690 thousand of identifiable intangible assets. Liabilities assumed were $272.5 million of which $266.4 million were deposits. During the second quarter of 2015, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $5.4 million to the gain on acquisition. These adjustments were applied retroactively to the first quarter of 2015 and brought the total gain on the transaction to $42.9 million which is included in noninterest income in the Consolidated Statements of Income. The total after-tax impact of the gain was $26.4 million.

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
Merger-related expenses of $525 thousand and $1.8 million were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2015, respectively. Loan-related interest income generated from CCBT was approximately $2.3 million for the third quarter of 2015 and $6.0 million since the acquisition date.
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

	Three months ended September 30	Nine months ended September 30
(Dollars in thousands)	2014	2014
Total revenue (interest income plus noninterest income)	$341,927	$995,704
Net loss	$(127,768)	$(50,279)
The merger transaction between BancShares and Bancorporation constituted a triggering event for which Bancorporation undertook a goodwill impairment assessment. Based on the analysis performed, Bancorporation determined that its fair value did not support the goodwill recorded; therefore, Bancorporation recorded a $166.8 million goodwill impairment charge to write-off a portion of goodwill prior to the October 1, 2014 effective date of the merger. This goodwill impairment is included in the pro forma financial results for the quarter and nine months ended September 30, 2014.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,685,794	$5,708	$—	$1,691,502
Government agency	633,162	1,742	—	634,904
Mortgage-backed securities	4,343,105	26,375	6,919	4,362,561
Equity securities	1,591	20	—	1,611
Total investment securities available for sale	$6,663,652	$33,845	$6,919	$6,690,578

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$2,626,900	$2,922	$152	$2,629,670
Government agency	908,362	702	247	908,817
Mortgage-backed securities	3,628,187	16,964	11,847	3,633,304
Municipal securities	125	1	—	126
Total investment securities available for sale	$7,163,574	$20,589	$12,246	$7,171,917

	September 30, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$301	$13	$—	$314

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$518	$26	$—	$544

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

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$673,879	$675,164	$447,866	$447,992
One through five years	1,645,077	1,651,242	3,087,521	3,090,621
Mortgage-backed securities	4,343,105	4,362,561	3,628,187	3,633,304
Equity securities	1,591	1,611	—	—
Total investment securities available for sale	$6,663,652	$6,690,578	$7,163,574	$7,171,917
Investment securities held to maturity
Mortgage-backed securities held to maturity	$301	$314	$518	$544

For each period presented, securities gains (losses) included the following:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Gross gains on sales of investment securities available for sale	$5,564	$—	$10,850	$—
Gross losses on sales of investment securities available for sale	—	—	(13)	—
Total net securities gain	$5,564	$—	$10,837	$—

The following table provides information regarding securities with unrealized losses as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
Mortgage-backed securities	$911,980	$3,024	$300,157	$3,895	$1,212,137	$6,919
Total	$911,980	$3,024	$300,157	$3,895	$1,212,137	$6,919

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$338,612	$151	$1,015	$1	$339,627	$152
Government agency	261,288	247	—	—	261,288	247
Mortgage-backed securities	573,374	1,805	831,405	10,042	1,404,779	11,847
Total	$1,173,274	$2,203	$832,420	$10,043	$2,005,694	$12,246
Investment securities with an aggregate fair value of $300.2 million and $832.4 million had continuous unrealized losses for more than 12 months as of September 30, 2015 and December 31, 2014, respectively, with an aggregate unrealized loss of $3.9 million and $10.0 million, respectively. As of September 30, 2015, all 40 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of September 30, 2015 or December 31, 2014 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.75 billion at September 30, 2015 and $4.37 billion at December 31, 2014 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount due, at least in part, to credit quality at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the nonrevolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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

Loans and leases outstanding included the following at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$563,926	$493,133
Commercial mortgage	8,076,946	7,552,948
Other commercial real estate	316,924	244,875
Commercial and industrial	2,211,973	1,988,934
Lease financing	691,915	571,916
Other	357,760	353,833
Total commercial loans	12,219,444	11,205,639
Noncommercial:
Residential mortgage	2,659,821	2,493,058
Revolving mortgage	2,519,972	2,561,800
Construction and land development	220,493	205,016
Consumer	1,192,012	1,117,454
Total noncommercial loans	6,592,298	6,377,328
Total non-PCI loans and leases	18,811,742	17,582,967
PCI loans:
Commercial:
Construction and land development	41,582	78,079
Commercial mortgage	568,256	577,518
Other commercial real estate	18,013	40,193
Commercial and industrial	17,023	27,254
Other	2,087	3,079
Total commercial loans	646,961	726,123
Noncommercial:
Residential mortgage	334,518	382,340
Revolving mortgage	59,695	74,109
Construction and land development	347	912
Consumer	2,543	3,014
Total noncommercial loans	397,103	460,375
Total PCI loans	1,044,064	1,186,498
Total loans and leases	$19,855,806	$18,769,465
At September 30, 2015, $296.5 million of total loans and leases were covered under loss share agreements, compared to $485.3 million at December 31, 2014. At the beginning of the second quarter of 2015, loss share protection expired for non-single family residential loans acquired from Sun American Bank ("SAB") and all loans acquired from First Regional Bank ("FRB"). The loan balance at September 30, 2015 for the expired agreements from SAB were $29.9 million. FRB loan balances at September 30, 2015 were insignificant. Loss share protection for Williamsburg First National Bank non-single family residential loans with a balance of $7.0 million at September 30, 2015 will expire at the beginning of the fourth quarter of 2015.
At September 30, 2015, $3.69 billion in noncovered loans with a lendable collateral value of $2.59 billion were used to secure $520.3 million in Federal Home Loan Bank ("FHLB") of Atlanta advances, resulting in additional borrowing capacity of $2.07 billion. At December 31, 2014, $3.16 billion in noncovered loans with a lendable collateral value of $2.20 billion were used to secure $240.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $1.96 billion.

The unamortized discount related to the non-PCI loans and leases acquired in the Bancorporation merger totaled $45.1 million and $61.2 million at September 30, 2015 and December 31, 2014, respectively. During the three and nine months ended September 30, 2015, accretion income on non-PCI loans equaled $4.5 million and $15.6 million, respectively. There was no accretion income on non-PCI loans recorded for the same periods in 2014.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2015 and December 31, 2014 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans.

Non-PCI loans and leases outstanding at September 30, 2015 and December 31, 2014 by credit quality indicator are provided below:

	September 30, 2015
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$555,833	$7,821,706	$314,171	$2,070,568	$683,265	$354,222	$11,799,765
Special mention	5,606	107,790	285	16,812	5,161	1,828	137,482
Substandard	2,487	143,536	1,010	15,241	3,163	1,710	167,147
Doubtful	—	647	—	1,544	326	—	2,517
Ungraded	—	3,267	1,458	107,808	—	—	112,533
Total	$563,926	$8,076,946	$316,924	$2,211,973	$691,915	$357,760	$12,219,444

	December 31, 2014
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$474,374	$7,284,714	$242,053	$1,859,415	$564,319	$349,111	$10,773,986
Special mention	13,927	129,247	909	27,683	3,205	1,384	176,355
Substandard	4,720	134,677	1,765	8,878	3,955	3,338	157,333
Doubtful	—	2,366	—	164	365	—	2,895
Ungraded	112	1,944	148	92,794	72	—	95,070
Total	$493,133	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$11,205,639

	September 30, 2015
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,615,954	$2,503,750	$216,736	$1,181,710	$6,518,150
30-59 days past due	24,179	9,936	2,539	6,889	43,543
60-89 days past due	7,640	2,031	642	2,091	12,404
90 days or greater past due	12,048	4,255	576	1,322	18,201
Total	$2,659,821	$2,519,972	$220,493	$1,192,012	$6,592,298

	December 31, 2014
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,454,797	$2,542,807	$202,344	$1,110,153	$6,310,101
30-59 days past due	23,288	11,097	1,646	4,577	40,608
60-89 days past due	6,018	2,433	824	1,619	10,894
90 days or greater past due	8,955	5,463	202	1,105	15,725
Total	$2,493,058	$2,561,800	$205,016	$1,117,454	$6,377,328

PCI loans and leases outstanding at September 30, 2015 and December 31, 2014 by credit quality indicator are provided below:

	September 30, 2015
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$18,236	$302,848	$8,519	$10,744	$775	$341,122
Special mention	2,250	94,955	—	1,462	—	98,667
Substandard	16,806	159,148	9,048	4,395	1,312	190,709
Doubtful	4,290	10,967	—	292	—	15,549
Ungraded	—	338	446	130	—	914
Total	$41,582	$568,256	$18,013	$17,023	$2,087	$646,961

	December 31, 2014
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$13,514	$300,187	$11,033	$16,637	$801	$342,172
Special mention	6,063	98,724	16,271	4,137	—	125,195
Substandard	53,739	171,920	12,889	6,312	2,278	247,138
Doubtful	2,809	6,302	—	130	—	9,241
Ungraded	1,954	385	—	38	—	2,377
Total	$78,079	$577,518	$40,193	$27,254	$3,079	$726,123

	September 30, 2015
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$286,402	$54,594	$347	$2,322	$343,665
30-59 days past due	14,514	1,234	—	90	15,838
60-89 days past due	6,103	307	—	131	6,541
90 days or greater past due	27,499	3,560	—	—	31,059
Total	$334,518	$59,695	$347	$2,543	$397,103

	December 31, 2014
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$326,589	$68,548	$506	$2,582	$398,225
30-59 days past due	11,432	1,405	—	147	12,984
60-89 days past due	10,073	345	—	25	10,443
90 days or greater past due	34,246	3,811	406	260	38,723
Total	$382,340	$74,109	$912	$3,014	$460,375

The aging of the outstanding non-PCI loans and leases, by class, at September 30, 2015 and December 31, 2014 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,319	$266	$282	$1,867	$562,059	$563,926
Commercial mortgage	14,587	4,897	21,416	40,900	8,036,046	8,076,946
Other commercial real estate	403	290	159	852	316,072	316,924
Commercial and industrial	5,492	961	1,328	7,781	2,204,192	2,211,973
Lease financing	398	169	310	877	691,038	691,915
Residential mortgage	24,179	7,640	12,048	43,867	2,615,954	2,659,821
Revolving mortgage	9,936	2,031	4,255	16,222	2,503,750	2,519,972
Construction and land development - noncommercial	2,539	642	576	3,757	216,736	220,493
Consumer	6,889	2,091	1,322	10,302	1,181,710	1,192,012
Other	11	—	184	195	357,565	357,760
Total non-PCI loans and leases	$65,753	$18,987	$41,880	$126,620	$18,685,122	$18,811,742

	December 31, 2014
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$520	$283	$330	$1,133	$492,000	$493,133
Commercial mortgage	11,367	4,782	8,061	24,210	7,528,738	7,552,948
Other commercial real estate	206	70	102	378	244,497	244,875
Commercial and industrial	2,843	1,545	378	4,766	1,984,168	1,988,934
Lease financing	1,631	8	2	1,641	570,275	571,916
Residential mortgage	23,288	6,018	8,955	38,261	2,454,797	2,493,058
Revolving mortgage	11,097	2,433	5,463	18,993	2,542,807	2,561,800
Construction and land development - noncommercial	1,646	824	202	2,672	202,344	205,016
Consumer	4,577	1,619	1,105	7,301	1,110,153	1,117,454
Other	146	1,966	—	2,112	351,721	353,833
Total non-PCI loans and leases	$57,321	$19,548	$24,598	$101,467	$17,481,500	$17,582,967

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2015 and December 31, 2014 for non-PCI loans, were as follows:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$617	$45	$343	$56
Commercial mortgage	41,607	3,353	24,720	1,003
Other commercial real estate	262	—	619	35
Commercial and industrial	6,633	502	1,741	239
Lease financing	374	—	374	2
Residential mortgage	24,911	1,444	14,242	3,191
Revolving mortgage	10,856	19	—	5,463
Construction and land development - noncommercial	875	—	—	202
Consumer	1,008	863	—	1,059
Other	133	51	1,966	—
Total non-PCI loans and leases	$87,276	$6,277	$44,005	$11,250
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
The following table provides changes in the carrying value of all purchased credit-impaired loans during the nine months ended September 30, 2015 and September 30, 2014:

(Dollars in thousands)	2015	2014
Balance at January 1	$1,186,498	$1,029,426
Fair value of acquired loans	154,496	316,327
Accretion	91,642	89,775
Payments received and other changes, net	(388,572)	(439,248)
Balance at September 30	$1,044,064	$996,280
Unpaid principal balance at September 30	$1,788,136	$1,754,882
The carrying value of loans on the cost recovery method was $6.9 million at September 30, 2015 and $33.4 million at December 31, 2014. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $5.3 million and $33.4 million at September 30, 2015 and December 31, 2014, respectively.

For PCI loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first nine months of 2015 and 2014.

(Dollars in thousands)	2015	2014
Balance at January 1	$418,160	$439,990
Additions from acquisitions	53,192	84,295
Accretion	(91,642)	(89,775)
Reclassifications from nonaccretable difference	15,687	1,374
Changes in expected cash flows that do not affect nonaccretable difference	(53,458)	(22,068)
Balance at September 30	$341,939	$413,816

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES ("ALLL")

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at July 1	$13,079	$80,436	$804	$39,392	$4,706	$1,188	$12,705	$17,290	$1,133	$22,116	$192,849
Provision	1,189	(5,664)	291	(799)	424	(58)	520	871	114	450	(2,662)
Charge-offs	(336)	(411)	—	(784)	(7)	—	(394)	(677)	—	(2,409)	(5,018)
Recoveries	129	794	15	296	16	45	314	363	3	762	2,737
Balance at September 30	$14,061	$75,155	$1,110	$38,105	$5,139	$1,175	$13,145	$17,847	$1,250	$20,919	$187,906

	Three months ended September 30, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at July 1	$11,116	$92,129	$806	$26,909	$4,365	$612	$9,301	$16,797	$905	$13,975	$176,915
Provision	1,469	(8,082)	61	4,361	(71)	127	15	2,075	21	1,758	1,734
Charge-offs	—	(277)	—	(1,414)	(28)	—	(231)	(925)	(45)	(2,467)	(5,387)
Recoveries	15	476	8	227	34	—	28	174	14	867	1,843
Balance at September 30	$12,600	$84,246	$875	$30,083	$4,300	$739	$9,113	$18,121	$895	$14,133	$175,105

	Nine months ended September 30, 2015
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Provision	2,380	(11,221)	522	11,294	843	(2,100)	2,495	440	306	10,029	14,988
Charge-offs	(575)	(691)	(178)	(4,815)	(28)	—	(768)	(2,086)	(22)	(7,935)	(17,098)
Recoveries	295	1,878	34	899	38	91	757	843	74	2,270	7,179
Balance at September 30	$14,061	$75,155	$1,110	$38,105	$5,139	$1,175	$13,145	$17,847	$1,250	$20,919	$187,906

	Nine months ended September 30, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874
Provision	2,219	(17,021)	(167)	9,369	(420)	562	(933)	4,681	274	5,770	4,334
Charge-offs	—	(718)	—	(2,440)	(100)	(13)	(649)	(3,249)	(138)	(7,271)	(14,578)
Recoveries	46	1,728	33	792	71	—	184	450	78	2,093	5,475
Balance at September 30	$12,600	$84,246	$875	$30,083	$4,300	$739	$9,113	$18,121	$895	$14,133	$175,105
The net provision credits for the commercial mortgage class totaled $5.7 million and $11.2 million for the three and nine months ended September 30, 2015, respectively, compared to net provision credits of $8.1 million and $17.0 million for the same respective periods of 2014. The reduction in the net provision credits was attributable to higher 2015 loan growth compared to the prior year offsetting the impact of continued improvement in credit quality.
Commercial and industrial loans had a net provision credit of $799 thousand and provision expense of $11.3 million for the three and nine months ended September 30, 2015, respectively, compared to provision expense of $4.4 million and $9.4 million for the same respective periods of 2014. The current period quarter net provision credit is driven by a reversal of previously recorded specific reserves on impaired loans. Reserves were released as refinements were made to discount rate assumptions used in estimating cash flows based on annual back testing results.
The other loan class had net provision credits of $58 thousand and $2.1 million for the three and nine months ended September 30, 2015, respectively, compared to provision expense of $127 thousand and $562 thousand for the same respective periods of 2014. The year-to-date

2015 net provision credit was the result of the reversal of previously identified impairment on individually impaired loans due to credit quality improvement.
The provision expense for the residential mortgage loan class totaled $520 thousand and $2.5 million for the three and nine months ended September 30, 2015, respectively, compared to net provision expense of $15 thousand and a net provision credit of $933 thousand for the same respective periods of 2014. The increases in the provision expense were attributable to newly originated non-PCI loans. In 2014, improved credit quality trends resulted in a release of reserves for the nine months ended September 30, 2014.
The provision expense for the revolving mortgage loan class totaled $871 thousand and $440 thousand for the three and nine months ended September 30, 2015, respectively, compared to provision expense of $2.1 million and $4.7 million for the same respective periods of 2014. The decrease for both periods was due to lower net charge-offs.
The provision expense for the consumer loan class totaled $450 thousand and $10.0 million for the three and nine months ended September 30, 2015, respectively, compared to provision expense of $1.8 million and $5.8 million for the same respective periods of 2014. The reduction in the current period quarter provision expense was due to an adjustment to the loss rate for certain consumer loans originated during 2015. The increase in year-to-date provision expense was primarily due to higher loan growth than the prior year.
The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$417	$4,007	$295	$1,154	$291	$67	$1,158	$526	$78	$498	$8,491
ALLL for loans and leases collectively evaluated for impairment	13,644	71,148	815	36,951	4,848	1,108	11,987	17,321	1,172	20,421	179,415
Total allowance for loan and lease losses	$14,061	$75,155	$1,110	$38,105	$5,139	$1,175	$13,145	$17,847	$1,250	$20,919	$187,906

Loans and leases:
Loans and leases individually evaluated for impairment	$3,194	$92,745	$436	$16,395	$1,908	$1,464	$19,691	$4,986	$1,045	$1,098	$142,962
Loans and leases collectively evaluated for impairment	560,732	7,984,201	316,488	2,195,578	690,007	356,296	2,640,130	2,514,986	219,448	1,190,914	18,668,780
Total loan and leases	$563,926	$8,076,946	$316,924	$2,211,973	$691,915	$357,760	$2,659,821	$2,519,972	$220,493	$1,192,012	$18,811,742

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$92	$8,610	$112	$1,743	$150	$1,972	$1,360	$1,052	$71	$555	$15,717
ALLL for loans and leases collectively evaluated for impairment	11,869	76,579	620	28,984	4,136	1,212	9,301	17,598	821	16,000	167,120
Total allowance for loan and lease losses	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837

Loans and leases:
Loans and leases individually evaluated for impairment	$1,620	$82,803	$584	$11,040	$623	$2,000	$14,913	$3,675	$1,340	$995	$119,593
Loans and leases collectively evaluated for impairment	491,513	7,470,145	244,291	1,977,894	571,293	351,833	2,478,145	2,558,125	203,676	1,116,459	17,463,374
Total loan and leases	$493,133	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$2,493,058	$2,561,800	$205,016	$1,117,454	$17,582,967

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three months and nine months ended September 30, 2015 and September 30, 2014.

	Three months ended September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at July 1	$569	$6,428	$69	$323	$5,842	$2,051	$—	$186	$15,468
Provision	632	2,187	235	118	(281)	(151)	—	29	2,769
Charge-offs	—	(48)		(39)	(15)	(577)	—	(1)	(680)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$1,201	$8,567	$304	$402	$5,546	$1,323	$—	$214	$17,557

	Three months ended September 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at July 1	$3,803	$17,315	$407	$375	$7,093	$81	$—	$257	$29,331
Provision	(1,815)	(2,374)	(435)	182	187	3,899	239	(80)	(197)
Charge-offs	(1,633)	(2,357)	106	839	(188)	(1)	(83)	(17)	(3,334)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$355	$12,584	$78	$1,396	$7,092	$3,979	$156	$160	$25,800

	Nine months ended September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629
Provision	1,148	(803)	229	(514)	21	(1,918)	(183)	650	(1,370)
Charge-offs	(97)	(765)	—	(324)	(295)	(758)	—	(463)	(2,702)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$1,201	$8,567	$304	$402	$5,546	$1,323	$—	$214	$17,557

	Nine months ended September 30, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520
Provision	1,463	(6,946)	(1,382)	(1,883)	(4,289)	1,502	(443)	(21)	(11,999)
Charge-offs	(2,428)	(10,376)	106	(1,996)	(421)	(482)	(83)	(41)	(15,721)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$355	$12,584	$78	$1,396	$7,092	$3,979	$156	$160	$25,800
The PCI loan portfolio net provision expense totaled $2.8 million during the third quarter of 2015, compared to a net provision credit of $197 thousand during the same period of 2014. The increase in the current period quarter provision for loan and lease losses on PCI loans resulted from a $3.9 million reclassification increasing provision expense. In the current quarter, $3.9 million was reclassified between accretable yield and the allowance for loan and lease losses that increased both accretion income and provision expense. There was no net impact on earnings as a result of this reclassification.
We recorded PCI loan portfolio net provision credits of $1.4 million and $12.0 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the net provision credit was primarily due to lower impairment reversals on the PCI loan portfolio.

The following tables show the ending balances of PCI loans and leases and related allowance by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$1,201	$8,567	$304	$402	$5,546	$1,323	$—	$214	$17,557

Loans and leases acquired with deteriorated credit quality	41,582	568,256	18,013	17,023	334,518	59,695	347	4,630	1,044,064

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629

Loans and leases acquired with deteriorated credit quality	78,079	577,518	40,193	27,254	382,340	74,109	912	6,093	1,186,498
As of September 30, 2015, and December 31, 2014, $514.8 million and $285.6 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $17.6 million and $21.6 million, respectively.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogenous group, as of September 30, 2015 and December 31, 2014 including interest income recognized in the period during which the loans and leases were considered impaired.

	September 30, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,799	$1,395	$3,194	$4,594	$417
Commercial mortgage	42,562	50,183	92,745	100,914	4,007
Other commercial real estate	312	124	436	868	295
Commercial and industrial	5,352	11,043	16,395	19,608	1,154
Lease financing	1,610	298	1,908	1,908	291
Other	1,464	—	1,464	1,540	67
Residential mortgage	9,746	9,945	19,691	21,559	1,158
Revolving mortgage	2,852	2,134	4,986	6,137	526
Construction and land development - noncommercial	1,045	—	1,045	1,045	78
Consumer	877	221	1,098	1,134	498
Total non-PCI impaired loans and leases	$67,619	$75,343	$142,962	$159,307	$8,491

	December 31, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$996	$624	$1,620	$6,945	$92
Commercial mortgage	57,324	25,479	82,803	87,702	8,610
Other commercial real estate	112	472	584	913	112
Commercial and industrial	10,319	721	11,040	12,197	1,743
Lease financing	319	304	623	623	150
Other	2,000	—	2,000	2,000	1,972
Residential mortgage	10,198	4,715	14,913	15,746	1,360
Revolving mortgage	3,675	—	3,675	4,933	1,052
Construction and land development - noncommercial	1,077	263	1,340	1,340	71
Consumer	987	8	995	1,067	555
Total non-PCI impaired loans and leases	$87,007	$32,586	$119,593	$133,466	$15,717

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30, 2015		Three months ended September 30, 2014
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,257	$37	$2,296	$26
Commercial mortgage	99,613	803	90,318	806
Other commercial real estate	539	6	1,980	7
Commercial and industrial	17,005	130	11,699	108
Lease financing	1,939	21	312	5
Other	1,543	20	42	1
Residential mortgage	19,945	141	15,071	111
Revolving mortgage	5,064	29	3,708	29
Construction and land development - noncommercial	1,027	12	1,942	27
Consumer	1,176	19	1,063	19
Total non-PCI impaired loans and leases	$151,108	$1,218	$128,431	$1,139

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,148	$107	$1,701	$57
Commercial mortgage	88,614	2,405	86,131	2,522
Other commercial real estate	498	7	2,474	67
Commercial and industrial	13,815	379	14,227	461
Lease financing	1,664	55	589	26
Other	1,789	20	29	2
Residential mortgage	17,376	401	15,525	395
Revolving mortgage	4,022	68	4,069	105
Construction and land development - noncommercial	821	28	1,902	77
Consumer	1,117	58	1,710	70
Total non-PCI impaired loans and leases	$132,864	$3,528	$128,357	$3,782

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

The following table provides a summary of total TDRs by accrual status.

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,479	$630	$4,109	$2,591	$446	$3,037
Commercial mortgage	71,885	12,884	84,769	92,184	8,937	101,121
Other commercial real estate	1,889	95	1,984	2,374	449	2,823
Commercial and industrial	9,733	4,122	13,855	9,864	664	10,528
Lease	1,082	326	1,408	258	365	623
Other	—	—	—	34	—	34
Total commercial TDRs	88,068	18,057	106,125	107,305	10,861	118,166
Noncommercial
Residential mortgage	24,103	7,000	31,103	22,597	4,655	27,252
Revolving mortgage	3,592	1,313	4,905	3,675	—	3,675
Construction and land development - noncommercial	1,045	—	1,045	1,391	—	1,391
Consumer and other	2,454	87	2,541	995	—	995
Total noncommercial TDRs	31,194	8,400	39,594	28,658	4,655	33,313
Total TDRs	$119,262	$26,457	$145,719	$135,963	$15,516	$151,479
The majority of TDRs are included in the special mention, substandard or doubtful grading categories. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, TDRs over $500,000 and graded substandard or lower are evaluated individually for impairment through a review of collateral values or analysis of cash flow.
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Accruing TDRs:
PCI	$32,370	$44,647
Non-PCI	86,892	91,316
Total accruing TDRs	119,262	135,963
Nonaccruing TDRs:
PCI	717	2,225
Non-PCI	25,740	13,291
Total nonaccruing TDRs	26,457	15,516
All TDRs:
PCI	33,087	46,872
Non-PCI	112,632	104,607
Total TDRs	$145,719	$151,479

The following tables provide the types of TDRs made during the three and nine months ended September 30, 2015 and September 30, 2014, as well as a summary of loans that were modified as a TDR during the twelve months ended September 30, 2015 and September 30, 2014 that subsequently defaulted during the three and nine months ended September 30, 2015 and September 30, 2014. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2015				Three months ended September 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Construction and land development - noncommercial	1	$92	—	$—	—	$—	—	$—
Total interest only	1	92	—	—	—	—	—	—

Loan term extension
Commercial mortgage	1	75	—	—	1	462	—	—
Commercial and industrial	3	1,445	—	—	—	—	—	—
Residential mortgage	—	—	—	—	3	80	—	—
Construction and land development - noncommercial	—	—	—	—	2	141	—	—
Consumer	—	—	—	—	2	81	—	—
Total loan term extension	4	1,520	—	—	8	764	—	—

Below market interest rate
Construction and land development - commercial	4	193	—	—	—	—	—	—
Commercial mortgage	8	1,248	—	—	6	3,062	1	176
Commercial and industrial	3	1,797	1	1,757	3	462	—	—
Other commercial real estate	2	124	—	—	—	—	—	—
Residential mortgage	25	1,592	4	158	11	609	1	45
Revolving mortgage	1	37	—	—	—	—	—	—
Construction and land development - noncommercial	—	—	—	—	3	173	—	—
Consumer	2	17	—	—	5	162	—	—
Total below market interest rate	45	5,008	5	1,915	28	4,468	2	221

Discharged from bankruptcy
Construction and land development - commercial	2	21	—	—	—	—	—	—
Commercial mortgage	2	965	1	275	1	—	1	—
Commercial and industrial	2	148	—	—	—	—	—	—
Residential mortgage	6	395	—	—	—	—	—	—
Revolving mortgage	9	666	2	162	2	99	1	—
Construction and land development-noncommercial	—	—	—	—	—	—	1	62
Consumer	6	91	2	39	1	13	—	—
Total discharged from bankruptcy	27	2,286	5	476	4	112	3	62
Total non-PCI restructurings	77	$8,906	10	$2,391	40	$5,344	5	$283

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	2	$68	—	$—	6	$2,449	2	$592
Commercial and industrial	2	1,112	1	—	2	375	—	—
Construction and land development - noncommercial	1	92	—	—	—	—	—	—
Lease financing	—	—	—	—	2	131	—	—
Other	—	—	—	—	1	40	—	—
Total interest only	5	1,272	1	—	11	2,995	2	592

Loan term extension
Construction and land development - commercial	1	204	1	204	2	189	—	—
Commercial mortgage	7	1,406	—	—	11	4,072	—	—
Commercial and industrial	4	1,473	—	—	4	2,040	—	—
Lease financing	—	—	—	—	2	144	—	—
Residential mortgage	—	—	—	—	15	532	—	—
Revolving mortgage	1	9	—	—	—	—	—	—
Construction and land development - noncommercial	—	—	—	—	3	175	—	—
Consumer	1	5	—	—	5	122	—	—
Total loan term extension	14	3,097	1	204	42	7,274	—	—

Below market interest rate
Construction and land development - commercial	14	626	—	—	10	371	—	—
Commercial mortgage	31	7,880	1	1,757	29	11,399	3	1,276
Commercial and industrial	13	2,476	—	—	11	772	—	—
Other commercial real estate	2	124	—	—	1	347	—	—
Residential mortgage	90	4,946	7	213	29	1,402	2	95
Revolving mortgage	6	140	—	—	5	270	—	—
Construction & land development - noncommercial	2	253	—	—	11	590	—	—
Consumer	13	120	—	—	5	162	—	—
Other	1	1,464	—	—	—	—	—	—
Total below market interest rate	172	18,029	8	1,970	101	15,313	5	1,371

Discharged from bankruptcy
Construction and land development - commercial	2	21	—	—	—	—	—	—
Commercial mortgage	3	1,562	1	275	2	970	1	—
Commercial and industrial	3	148	—	—	—	—	—	—
Residential mortgage	20	938	—	—	9	691	2	288
Revolving mortgage	47	2,230	6	320	10	420	1	—
Construction & land development - noncommercial	—	—	—	—	1	62	1	62
Consumer	16	187	2	39	4	18	—	—
Total discharged from bankruptcy	91	5,086	9	634	26	2,161	5	350
Total non-PCI restructurings	282	$27,484	19	$2,808	180	$27,743	12	$2,313

	Three months ended September 30, 2015				Three months ended September 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Loan term extension
Construction and land development - commercial	—	$—	—	$—	1	$348	—	$—
Residential mortgage	—	—	—	—	—	—	3	381
Total loan term extension	—	—	—	—	1	348	3	381

Below market interest rate
Commercial mortgage	—	—	—	—	6	3,377	1	67
Residential mortgage	3	223	1	47	3	227	—	—
Total below market interest rate	3	223	1	47	9	3,604	1	67

Discharged from bankruptcy
Revolving mortgage	1	105	—	—	—	—	—	—
Total discharged from bankruptcy	1	105	—	—	—	—	—	—
Total PCI restructurings	4	$328	1	$47	10	$3,952	4	$448

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Interest only period provided
Commercial mortgage	—	$—	—	$—	2	$44	2	$44
Total interest only	—	—	—	—	2	44	2	44

Loan term extension
Construction and land development - commercial	—	—	—	—	2	348	—	—
Residential mortgage	—	—	—	—	1	322	4	381
Total loan term extension	—	—	—	—	3	670	4	381

Below market interest rate
Construction and land development - commercial	—	—	—	—	2	308	—	—
Commercial mortgage	—	—	—	—	15	5,539	2	94
Residential mortgage	11	766	1	47	29	3,994	2	—
Total below market interest rate	11	766	1	47	46	9,841	4	94

Discharged from bankruptcy
Residential mortgage	1	78	—	—	26	1,673	2	—
Revolving mortgage	1	105	—	—	—	—	—	—
Total discharged from bankruptcy	2	183	—	—	26	1,673	2	—
Total PCI restructurings	13	$949	1	$47	77	$12,228	12	$519

For the three and nine months ended September 30, 2015 and September 30, 2014, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the nine months ended September 30, 2015 and September 30, 2014.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2013	$47,081	$36,898	$83,979
Additions	25,235	16,901	42,136
Additions acquired in the 1st Financial merger	—	11,591	11,591
Sales	(27,756)	(23,526)	(51,282)
Writedowns	(9,751)	(4,215)	(13,966)
Transfers (1)	(5,537)	5,537	—
Balance at September 30, 2014	$29,272	$43,186	$72,458

Balance at December 31, 2014	$22,982	$70,454	$93,436
Additions	6,202	38,022	44,224
Sales	(17,539)	(46,612)	(64,151)
Writedowns	(1,387)	(2,263)	(3,650)
Transfers (1)	(2,106)	2,106	—
Balance at September 30, 2015	$8,152	$61,707	$69,859
(1) Transfers include OREO balances associated with expired loss share agreements.
At September 30, 2015 and December 31, 2014, BancShares had $15.8 million and $29.0 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $18.9 million and $24.8 million at September 30, 2015 and December 31, 2014, respectively.
NOTE G - FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$5,808	$49,959	$28,701	$93,397
Amortization	(2,343)	(6,362)	(8,835)	(37,028)
Net cash payments to FDIC	13,915	1,130	24,805	5,479
Post-acquisition adjustments	(8,104)	413	(35,395)	(16,708)
Ending balance	$9,276	$45,140	$9,276	$45,140
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

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.10 billion and $1.95 billion as of September 30, 2015 and December 31, 2014, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset on the Consolidated Balance Sheets and are initially recorded at fair value.

The activity of the servicing asset for the three and nine months ended September 30, 2015 and 2014 is presented in the following table:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$18,162	$—	$16,688	$16
Servicing rights originated	1,857	—	4,446	—
Amortization	(695)	—	(2,657)	(164)
Servicing rights acquired in the 1st Financial merger	—	—	—	148
Valuation allowance reversal	3	—	850	—
Ending balance	$19,327	$—	$19,327	$—

The following table presents the activity in the servicing asset valuation allowance for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$3	$—	$850	$—
Valuation allowance reversal	(3)	—	(850)	—
Ending balance	$—	$—	$—	$—
As of September 30, 2015, the carrying value of BancShares' mortgage servicing rights was $19.3 million. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three and nine months ended September 30, 2015 were $2.8 million and $8.9 million, respectively, and are included in mortgage income in the Consolidated Statements of Income. Mortgage servicing fees, late fees or ancillary fees earned for the three and nine months ended September 30, 2014 were insignificant since the majority of the mortgage servicing rights were acquired in the Bancorporation merger on October 1, 2014.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $695 thousand for the three months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014 the amortization expense related to mortgage servicing rights was $2.7 million and $164 thousand, respectively. Amortization expense included an impairment reversal of $3 thousand and $850 thousand for the three and nine months ended September 30, 2015. No net valuation allowance impairment was recorded for the three and nine months ended September 30, 2014.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Discount rate - conventional fixed loans	7.05%	7.20%
Discount rate - all loans excluding conventional fixed loans	9.05%	9.20%
Weighted average constant prepayment rate	10.41%	14.25%
Weighted average cost to service a loan	$56.61	$56.02

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
We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements totaled $825.6 million and $418.3 million at September 30, 2015 and December 31, 2014, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables.

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$747,206	$—	$—	$23,092	$770,298
Government agency	—	—	—	6,908	6,908
Total borrowings	$747,206	$—	$—	$30,000	$777,206
Gross amount of recognized liabilities for repurchase agreements					$777,206

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$162,924	$—	$—	$23,086	$186,010
Government agency	—	—	—	6,914	6,914
Mortgage-backed securities	131,501	—	—	—	131,501
Total borrowings	$294,425	$—	$—	$30,000	$324,425
Gross amount of recognized liabilities for repurchase agreements					$324,425
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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. U.S.Treasury, government agency, mortgage-backed securities, municipal securities and trust preferred securities are generally measured at fair value using a third party pricing service or recent comparable market transactions in similar or identical securities and are classified as level 2 instruments. Equity securities are measured at fair value using observable closing prices. Principal active markets for equity prices include published exchanges such as Nasdaq composite and New York Stock Exchange. The inputs used to calculate fair value of equity securities are considered level 1 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2015 and December 31, 2014. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value.

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$546,444	$546,444	$604,182	$604,182
Overnight investments	2,368,132	2,368,132	1,724,919	1,724,919
Investment securities available for sale	6,690,578	6,690,578	7,171,917	7,171,917
Investment securities held to maturity	301	314	518	544
Loans held for sale	71,874	71,874	63,696	63,696
Net loans and leases	19,650,343	19,038,274	18,564,999	18,046,497
Receivable from the FDIC for loss share agreements (1)	9,276	9,276	28,701	18,218
Income earned not collected	67,368	67,368	57,254	57,254
Federal Home Loan Bank stock	37,511	37,511	39,113	39,113
Mortgage servicing rights	19,327	22,358	16,688	16,736
Deposits	26,719,375	26,050,802	25,678,577	25,164,683
Short-term borrowings	759,757	759,757	987,184	987,184
Long-term obligations	705,418	722,180	351,320	367,732
Payable to the FDIC for loss share agreements	124,038	131,711	116,535	122,168
Accrued interest payable	5,950	5,950	8,194	8,194
Interest rate swap	2,331	2,331	4,337	4,337
(1) At September 30, 2015, the carrying value of the FDIC receivable approximates the fair value due to the short term nature of the majority of loss share agreements. At December 31, 2014, the fair value of the FDIC receivable is estimated based on discounted future cash flows using current discount rates and excludes receivable related to accretable yield to be amortized in prospective periods.

Among BancShares' assets and liabilities, investment securities available for sale, loans held for sale and interest rates swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,691,502	$—	$1,691,502	$—
Government agency	634,904	—	634,904	—
Mortgage-backed securities	4,362,561	—	4,362,561	—
Equity securities	1,611	1,611	—	—
Total investment securities available for sale	$6,690,578	$1,611	$6,688,967	$—
Loans held for sale	$71,874	$—	$71,874	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$2,331	$—	$2,331	$—

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,629,670	$—	$2,629,670	$—
Government agency	908,817	—	908,817	—
Mortgage-backed securities	3,633,304	—	3,633,304	—
Municipal securities	126	—	126	—
Total investment securities available for sale	$7,171,917	$—	$7,171,917	$—
Loans held for sale	$63,696	$—	$63,696	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$4,337	$—	$4,337	$—

There were no transfers between levels during the nine months ended September 30, 2015.

Fair Value Option
Beginning in the fourth quarter of 2014, BancShares elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of September 30, 2015 and December 31, 2014.

	September 30, 2015
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$71,874	$69,858	$2,016

	December 31, 2014
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$63,696	$62,996	$700
No loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2015 or December 31, 2014.

The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the three and nine months ended September 30, 2015.

	Three months ended September 30, 2015	Nine months ended September 30, 2015
(Dollars in thousands)	Gains(Losses) From Fair Value Changes	Gains(Losses) From Fair Value Changes
Loans held for sale	$1,347	$1,316
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

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2015 and December 31, 2014.

	September 30, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$61,621	$—	$—	$61,621
Other real estate not covered under loss share agreements remeasured during current year	39,996	—	—	39,996
Other real estate covered under loss share agreements remeasured during current year	3,250	—	—	3,250

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$73,170	$—	$—	$73,170
Other real estate not covered under loss share agreements remeasured during current year	40,714	—	—	40,714
Other real estate covered under loss share agreements remeasured during current year	17,664	—	—	17,664
Mortgage servicing rights	13,562	—	—	13,562

No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and legacy Bancorporation employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three and nine months ended September 30, 2015 and 2014, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$3,358	$3,081	$10,561	$9,247
Interest cost	6,732	6,402	20,230	19,209
Expected return on assets	(8,302)	(7,296)	(24,896)	(23,448)
Amortization of prior service cost	53	53	158	158
Amortization of net actuarial loss	2,863	769	8,531	3,861
Net periodic benefit cost	$4,704	$3,009	$14,584	$9,027
Bancorporation Plan
For the three and nine months ended September 30, 2015, the components of net periodic benefit cost are as follows:

	Three months ended September 30	Nine months ended September 30
(Dollars in thousands)	2015	2015
Service cost	$641	$2,506
Interest cost	1,540	4,795
Expected return on assets	(2,873)	(8,612)
Amortization of prior service cost	—	—
Amortization of net actuarial loss	—	—
Net periodic benefit cost	$(692)	$(1,311)
No contributions were made during the three and nine months ended September 30, 2015 to the BancShares or Bancorporation pension plans. BancShares does not expect to make any contributions to either of the defined benefit pension plans during 2015.

NOTE L - COMMITMENTS AND CONTINGENCIES
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At September 30, 2015, BancShares had unused commitments totaling $7.76 billion, compared to $7.19 billion at December 31, 2014. Total unfunded commitments relating to investments in affordable housing projects totaled $32.0 million and $16.8 million at September 30, 2015 and December 31, 2014, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At September 30, 2015 and December 31, 2014, BancShares had standby letters of credit amounting to $85.2 million and $77.4 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.1 million and $3.2 million as of September 30, 2015 and December 31, 2014, respectively, for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $9.3 million and $28.7 million as of September 30, 2015 and December 31, 2014, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for five FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of September 30, 2015 and December 31, 2014, the estimated clawback liability was $124.0 million and $116.5 million, respectively.

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
NOTE M - TRANSACTIONS WITH RELATED PERSONS
BancShares had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons) and entities that are controlled by Related Persons.

On September 4, 2015, FCB signed a definitive agreement to sell certain assets and liabilities of its branch office located at 800 South Lafayette in Shelby, North Carolina to The Fidelity Bank, a financial institution controlled by Related Persons. The branch sale is anticipated to close on December 4, 2015. In connection with the sale, FCB will receive a 1 percent premium on deposits sold. The premium is not expected to be material.

NOTE N - DERIVATIVES
At September 30, 2015, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.
The following table provides the notional amount of the interest rate swap and the fair value of the liability as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$2,331	$93,500	$4,337
The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of September 30, 2015 and December 31, 2014, collateral with a fair value of $2.0 million and $7.0 million, respectively, was pledged to secure the existing obligation under the interest rate swap.
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statement of income. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income. For the three months ended September 30, 2015 and 2014, BancShares recognized interest expense of $829 thousand and $840 thousand, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the nine months ended September 30, 2015 and 2014, BancShares recognized interest expense of $2.5 million during both periods, resulting from incremental interest paid to the interest swap counterparty, none of which related to ineffectiveness.
BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE O - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale, net	$26,926	$10,298	$16,628	$8,343	$3,245	$5,098
Unrealized loss on cash flow hedge	(2,331)	(877)	(1,454)	(4,337)	(1,673)	(2,664)
Funded status of defined benefit plans	(82,007)	(31,957)	(50,050)	(90,696)	(35,281)	(55,415)
Total	$(57,412)	$(22,536)	$(34,876)	$(86,690)	$(33,709)	$(52,981)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30, 2015
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$2,604	$(1,875)	$(51,888)	$(51,159)
Other comprehensive income (loss) before reclassifications	17,494	421	—	17,915
Amounts reclassified from accumulated other comprehensive (loss) income	(3,470)	—	1,838	(1,632)
Net current period other comprehensive income	14,024	421	1,838	16,283
Ending balance	$16,628	$(1,454)	$(50,050)	$(34,876)

	Three months ended September 30, 2014
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$16,490	$(3,643)	$(8,790)	$4,057
Other comprehensive (loss) income before reclassifications	(7,000)	582	—	(6,418)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	503	503
Net current period other comprehensive (loss) income	(7,000)	582	503	(5,915)
Ending balance	$9,490	$(3,061)	$(8,287)	$(1,858)

	Nine months ended September 30, 2015
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$5,098	$(2,664)	$(55,415)	$(52,981)
Other comprehensive income before reclassifications	18,222	1,210	—	19,432
Amounts reclassified from accumulated other comprehensive (loss) income	(6,692)	—	5,365	(1,327)
Net current period other comprehensive income	11,530	1,210	5,365	18,105
Ending balance	$16,628	$(1,454)	$(50,050)	$(34,876)

	Nine months ended September 30, 2014
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(10,091)	$(4,434)	$(10,743)	$(25,268)
Other comprehensive income before reclassifications	19,581	1,373	—	20,954
Amounts reclassified from accumulated other comprehensive loss	—	—	2,456	2,456
Net current period other comprehensive income	19,581	1,373	2,456	23,410
Ending balance	$9,490	$(3,061)	$(8,287)	$(1,858)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the nine months ended September 30, 2015 and September 30, 2014:

(Dollars in thousands)	Three months ended September 30, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$5,564	Securities gains
	(2,094)	Income taxes
	$3,470	Net income

Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(2,863)	Employee benefits
	(2,916)	Employee benefits
	1,078	Income taxes
	$(1,838)	Net income
Total reclassifications for the period	$1,632

	Three months ended September 30, 2014
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(769)	Employee benefits
	(822)	Employee benefits
	319	Income taxes
	$(503)	Net income
Total reclassifications for the period	$(503)

	Nine months ended September 30, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$10,837	Securities gains
	(4,145)	Income taxes
	$6,692	Net income
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(8,531)	Employee benefits
	(8,689)	Employee benefits
	3,324	Income taxes
	$(5,365)	Net income
Total reclassifications for the period	$1,327

	Nine months ended September 30, 2014
Details about accumulated other comprehensive icnome (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(3,861)	Employee benefits
	(4,019)	Employee benefits
	1,563	Income taxes
	$(2,456)	Net income
Total reclassifications for the period	$(2,456)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company ("FCB"). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of November 4, 2015, FCB operated 564 branches in North Carolina, South Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

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

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Third quarter 2015 results indicate continuing job growth as the unemployment rate fell to 5.1 percent, the lowest rate since April 2008. According to the U.S. Department of Labor, the economy added approximately 501,000 new nonfarm payroll jobs during the third quarter of 2015 while the labor force participation rate dropped. Housing activity continues to improve as a result of increased demand fueled by historically low mortgage rates and job growth. Purchases of homes increased to a seasonally adjusted annual rate of 468,000 homes in September 2015, in comparison to the September 2014 estimate of 459,000 homes.
The Federal Reserve’s Federal Open Market Committee ("FOMC") indicated in the third quarter that economic activity has been expanding at a moderate pace with household spending and business fixed investment rising moderately and the housing sector showing further improvement, while net exports have been soft. The FOMC anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2.0 percent objective over the medium term. The FOMC anticipates that, even after employment and inflation are near its target objectives, economic conditions may warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the second quarter of 2015. Strengthening loan growth helped increase revenues at most banks, as aggregate industry net income increased 7.3 percent compared to the second quarter of 2014. Growth in interest-earning assets contributed to an increase in net interest income compared to a year earlier, while higher income from sales and servicing of residential real estate loans contributed to an increase in noninterest income from the prior year. Across the industry, bank average net interest margin declined to 3.06 percent in the second quarter 2015 from 3.15 percent in the second quarter of 2014, but increased slightly from the 30-year low of 3.02 percent in the first quarter of 2015. Despite the net interest margin decline, 58.9 percent of banks reported year-over-year growth in quarterly earnings. Credit improvement remains key to earnings growth. Net charge-offs and delinquent loans and lease balances continue to decline, with reductions across all major loan categories except loans to commercial and industrial borrowers and automotive loans.

Financial Performance Highlights for Third Quarter 2015
BancShares' consolidated net income during the third quarter of 2015 was $56.0 million, or $4.66 per share, compared to $44.5 million, or $3.71 per share, in the second quarter of 2015 and $26.5 million, or $2.76 per share in the third quarter of 2014. The annualized returns on average assets and equity were 0.71 percent and 7.86 percent, respectively, during the third quarter of 2015, compared to 0.58 percent and 6.42 percent during the second quarter of 2015, and 0.48 percent and 4.89 percent during the third quarter of 2014. Net interest margin for the third quarter of 2015 was 3.29 percent, compared to 3.31 percent for the second quarter of 2015 and 3.26 percent for the third quarter of the prior year. The impact of strategic initiatives in our lending and continued economic stability have contributed to organic loan growth and continued improvement in charge-offs in comparison to the second quarter of 2015 and third quarter of 2014.
For the nine months ended September 30, 2015, net income was $167.6 million, or $13.96 per share, compared to $75.7 million, or $7.87 per share, reported for the same period of 2014. Annualized returns on average assets and average equity for the nine months ended September 30, 2015 were 0.73 percent and 8.07 percent, respectively, compared to 0.46 percent and 4.77 percent, respectively, for the same period a year earlier. Year-to-date 2015 earnings include an acquisition gain of $42.9 million recognized in the first quarter in connection with the FDIC-assisted acquisition of Capitol City Bank & Trust (CCBT) of Atlanta, Georgia.
When comparing net income for the quarter and nine months ended September 30, 2015 to the same periods of 2014, the increases were primarily driven by the impact of the First Citizens Bancorporation, Inc. (Bancorporation) merger and the FDIC-assisted acquisition of CCBT, which occurred on October 1, 2014 and February 13, 2015, respectively. The Bancorporation acquisition added $2.01 billion of investment securities, $4.49 billion of loans and leases, and $7.17 billion of deposits as of the acquisition date. The impacts of the acquisitions are reflected in Bancshares' financial results from the respective acquisition dates. As such, the following discussion will focus on sequential quarter comparisons between the third quarter of 2015 and the second quarter of 2015, both of which include operating results from the Bancorporation and CCBT acquisitions.
Key highlights in the third quarter of 2015 include:

•	Loan growth continued during the third quarter of 2015 as balances increased $335.6 million to $19.86 billion, reflecting strong originated portfolio growth.

•
Net charge-offs totaled $3.0 million, or 0.06 percent of average loans and leases on an annualized basis, compared to $5.0 million, or 0.10 percent on an annualized basis, during the second quarter of 2015.

•
Provision expense decreased $7.6 million to $107 thousand as a result of a $4.1 million reversal of previously recorded specific reserves on impaired non-PCI loans due to refined loss estimates, improved credit quality in the commercial loan portfolio, and lower net charge-offs.

•	Investment securities gains totaled $5.6 million for the third quarter of 2015.

•
BancShares remained well-capitalized under Basel III capital requirements with a leverage capital ratio of 8.97 percent, Tier 1 risk-based capital ratio of 12.77 percent, common equity Tier 1 ratio of 12.63 percent and total risk-based capital ratio of 14.18 percent at September 30, 2015.

•
The conversion of systems and customer accounts acquired from Bancorporation was completed in the third quarter. The conversion included the systems integration of 172 branches in South Carolina and Georgia.

Table 1
Selected Quarterly Data

	2015			2014		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2015	2014
SUMMARY OF OPERATIONS
Interest income	$249,825	$246,013	$231,510	$232,122	$177,621	$727,348	$528,326
Interest expense	10,454	11,363	11,345	14,876	11,399	33,162	35,475
Net interest income	239,371	234,650	220,165	217,246	166,222	694,186	492,851
Provision (credit) for loan and lease losses	107	7,719	5,792	8,305	1,537	13,618	(7,665)
Net interest income after provision (credit) for loan and lease losses	239,264	226,931	214,373	208,941	164,685	680,568	500,516
Gains on acquisitions	—	—	42,930	—	—	42,930	—
Noninterest income excluding gains on acquisitions(1)	109,750	107,450	107,823	132,924	78,599	325,023	207,502
Noninterest expense	260,172	264,691	258,166	254,429	201,810	783,029	591,860
Income before income taxes(1)	88,842	69,690	106,960	87,436	41,474	265,492	116,158
Income taxes(1)	32,884	25,168	39,802	24,540	14,973	97,854	40,492
Net income(1)	$55,958	$44,522	$67,158	$62,896	$26,501	$167,638	$75,666
Net interest income, taxable equivalent	$240,930	$236,456	$221,452	$218,436	$167,150	$698,836	$495,414
PER SHARE DATA
Net income(1)	$4.66	$3.71	$5.59	$5.24	$2.76	$13.96	$7.87
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.90	0.90
Market price at period end (Class A)	226.00	263.04	259.69	252.79	216.63	226.00	216.63
Book value at period end(1)	238.34	232.62	230.53	223.77	224.75	238.34	224.75
SELECTED PERIOD AVERAGE BALANCES
Total assets(1)	$31,268,774	$30,835,749	$30,414,322	$30,376,207	$22,092,940	$30,842,745	$21,993,583
Investment securities	7,275,290	7,149,691	6,889,752	7,110,799	5,616,730	7,106,322	5,617,734
Loans and leases (PCI and non-PCI)	19,761,145	19,354,823	18,922,028	18,538,553	13,670,217	19,349,072	13,567,030
Interest-earning assets	29,097,839	28,660,246	28,231,922	28,064,279	20,351,369	28,666,506	20,266,596
Deposits	26,719,713	26,342,821	25,833,068	25,851,672	18,506,778	26,301,783	18,520,391
Long-term obligations	548,214	473,434	460,713	404,363	313,695	494,441	403,777
Interest-bearing liabilities	18,911,455	18,933,611	19,171,958	19,011,554	13,836,025	19,004,721	14,013,950
Shareholders' equity(1)	$2,823,967	$2,781,648	$2,724,719	$2,712,905	$2,150,119	$2,775,873	$2,119,548
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	9,618,941	12,010,405	9,618,941
SELECTED PERIOD-END BALANCES
Total assets(1)	$31,449,824	$30,896,855	$30,862,932	$30,075,113	$21,937,665	$31,449,824	$21,937,665
Investment securities	6,690,879	7,350,545	7,045,550	7,172,435	5,648,701	6,690,879	5,648,701
Loans and leases:
PCI	1,044,064	1,123,239	1,252,545	1,186,498	996,280	1,044,064	996,280
Non-PCI	18,811,742	18,396,946	17,844,414	17,582,967	12,806,511	18,811,742	12,806,511
Deposits	26,719,375	26,511,896	26,300,830	25,678,577	18,406,941	26,719,375	18,406,941
Long-term obligations	705,418	475,568	468,180	351,320	313,768	705,418	313,768
Shareholders' equity(1)	$2,862,528	$2,793,890	$2,768,719	$2,687,594	$2,161,881	$2,862,528	$2,161,881
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	9,618,941	12,010,405	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)(1)	0.71%	0.58%	0.90%	0.82%	0.48%	0.73%	0.46%
Rate of return on average shareholders' equity (annualized)(1)	7.86	6.42	10.00	9.20	4.89	8.07	4.77
Net yield on interest-earning assets (taxable equivalent)	3.29	3.31	3.18	3.09	3.26	3.26	3.27
Allowance for loan and lease losses to total loans and leases:
PCI	1.68	1.38	1.41	1.82	2.59	1.68	2.59
Non-PCI	1.00	1.05	1.05	1.04	1.37	1.00	1.37
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	3.72	4.70	8.42	9.84	11.98	3.72	11.98
Noncovered	0.77	0.73	0.77	0.66	0.73	0.77	0.73
Total	0.82	0.79	0.95	0.91	1.13	0.82	1.13
Tier 1 risk-based capital ratio(1)	12.77	12.66	12.92	13.61	14.23	12.77	14.23
Common equity Tier 1 ratio	12.63	12.52	12.77	N/A	N/A	12.63	N/A
Total risk-based capital ratio(1)	14.18	14.10	14.42	14.69	15.57	14.18	15.57
Leverage capital ratio(1)	8.97	8.92	8.90	8.91	9.77	8.97	9.77
Dividend payout ratio(1)	6.44	8.09	5.37	5.73	10.87	6.45	11.44
Average loans and leases to average deposits	73.96	73.47	73.25	71.71	73.87	73.57	73.25
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
During the second quarter of 2015, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $5.4 million to the gain on acquisition. These adjustments were applied retroactively to the first quarter of 2015 and brought the total gain on the transaction to $42.9 million which is included in noninterest income on the Consolidated Statements of Income. The total after-tax impact of the gain was $26.4 million.
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
Merger-related expenses of $525 thousand and $1.8 million were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2015. Loan-related interest income generated from CCBT was approximately $2.3 million for the third quarter of 2015 and $6.0 million since the acquisition date.
All loans resulting from the CCBT transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.
First Citizens Bancorporation, Inc and First Citizens Bank and Trust Company, Inc.
On October 1, 2014, BancShares completed the merger of Bancorporation with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. First Citizens Bank and Trust Company, Inc. merged with and into FCB on January 1, 2015. The conversion of systems and customer accounts acquired from Bancorporation was completed in the third quarter of 2015 which included the systems integration of 172 branches in South Carolina and Georgia.
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

BancShares incurred merger-related expenses of $3.2 million and $9.4 million, respectively, for the three and nine months ended September 30, 2015, and $1.2 million and $2.4 million, respectively, for the three and nine months ended September 30, 2014. We have completed a significant amount of the integration efforts, however, there are still some remaining steps and events to be completed to achieve all the anticipated benefits of the merger. As such, total estimated merger-related costs for the Bancorporation transaction have been updated and reflect a reduction from previous estimates primarily due to lower system conversion and workforce related costs. Total merger-related costs are expected to be approximately $20.0 million of which $17.5 million has been incurred as of September 30, 2015.

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

Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. At September 30, 2015, $296.5 million of total loans and leases remain covered under loss share agreements. The loss share protection expired for non-single family residential loans acquired from Temecula Valley Bank, Venture Bank and Georgian Bank in 2014. At the beginning of the second quarter of 2015, the loss share protection expired for non-single family residential loans acquired from Sun American Bank (SAB) and all loans acquired from First Regional Bank (FRB). The loan balance at September 30, 2015 for the expired agreements from SAB were $29.9 million. FRB loan balances at September 30, 2015 were insignificant. The loss share protection for non-single family residential loans, with a balance of $7.0 million at September 30, 2015, will expire at the beginning of the fourth quarter of 2015 for Williamsburg First National Bank. Protection for all other covered assets extends beyond December 31, 2015. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships for which loss share has expired in accordance with our standard credit administration policies and procedures.

Table 3
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	September 30, 2015			June 30, 2015			September 30, 2014
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$19,761,145	$225,955	4.54%	$19,354,823	$224,235	4.65%	$13,670,217	$164,989	4.79%
Investment securities:
U. S. Treasury	2,004,586	3,887	0.77	2,224,933	4,346	0.78	1,795,627	3,213	0.71
Government agency	756,474	1,922	1.02	915,976	2,195	0.96	1,205,397	1,695	0.56
Mortgage-backed securities	4,514,212	18,446	1.63	4,008,782	15,518	1.55	2,567,796	7,793	1.21
State, county and municipal	—	—	—	—	—	—	181	4	8.84
Other	18	—	—	—	—	—	47,729	200	1.66
Total investment securities	7,275,290	24,255	1.33	7,149,691	22,059	1.23	5,616,730	12,905	0.92
Overnight investments	2,061,404	1,174	0.23	2,155,732	1,525	0.28	1,064,422	655	0.24
Total interest-earning assets	29,097,839	$251,384	3.43%	28,660,246	$247,819	3.47%	20,351,369	$178,549	3.48%
Cash and due from banks	466,996			453,347			469,966
Premises and equipment	1,125,654			1,121,776			889,613
FDIC loss share receivable	13,801			20,779			45,946
Allowance for loan and lease losses	(209,578)			(206,463)			(203,723)
Other real estate owned	66,951			84,057			75,698
Other assets (1)	707,111			702,007			464,071
Total assets (1)	$31,268,774			$30,835,749			$22,092,940

Liabilities
Interest-bearing deposits:
Checking with interest	$4,180,364	$225	0.02%	$4,712,074	$428	0.04%	$2,556,653	$123	0.02%
Savings	1,866,161	119	0.03	1,833,259	98	0.02	1,196,835	90	0.03
Money market accounts	8,229,793	1,788	0.09	7,666,121	1,629	0.09	6,050,528	1,377	0.09
Time deposits	3,312,291	3,084	0.37	3,414,991	3,379	0.40	2,872,279	4,113	0.57
Total interest-bearing deposits	17,588,609	5,216	0.12	17,626,445	5,534	0.13	12,676,295	5,703	0.18
Repurchase agreements	762,081	502	0.26	622,547	387	0.25	109,075	72	0.26
Other short-term borrowings	12,551	88	2.84	211,185	1,271	2.41	736,690	2,622	1.41
Long-term obligations	548,214	4,648	3.39	473,434	4,171	3.52	313,965	3,002	3.82
Total interest-bearing liabilities	18,911,455	$10,454	0.22%	18,933,611	$11,363	0.24%	13,836,025	$11,399	0.33%
Demand deposits	9,131,104			8,716,376			5,830,483
Other liabilities	402,248			404,114			276,313
Shareholders' equity (1)	2,823,967			2,781,648			2,150,119
Total liabilities and shareholders' equity (1)	$31,268,774			$30,835,749			$22,092,940
Interest rate spread			3.21%			3.23%			3.16%

Net interest income and net yield on interest-earning assets		$240,930	3.29%		$236,456	3.31%		$167,150	3.26%
(1) Amounts for 2014 have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.0 percent, 6.0 percent and 6.2 percent for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively. The taxable-equivalent adjustment was $1,559, $1,806 and $928 for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 4
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Nine months ended
	September 30, 2015			September 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$19,349,072	$662,085	4.57%	$13,567,030	$491,421	4.84%
Investment securities:
U.S. Treasury	2,193,633	12,826	0.78	1,355,335	6,734	0.66
Government agency	869,602	5,813	0.89	1,677,633	6,816	0.54
Mortgage-backed securities	4,041,874	47,184	1.56	2,552,985	23,370	1.22
State, county and municipal	1,207	53	5.84	184	11	7.97
Other	6	—	—	31,597	514	2.17
Total investment securities	7,106,322	65,876	1.24	5,617,734	37,445	0.89
Overnight investments	2,211,112	4,037	0.24	1,081,832	2,023	0.25
Total interest-earning assets	28,666,506	$731,998	3.41%	20,266,596	$530,889	3.50%
Cash and due from banks	461,387			470,933
Premises and equipment	1,123,593			883,139
FDIC loss share receivable	20,950			66,871
Allowance for loan and lease losses	(206,500)			(214,988)
Other real estate owned	80,822			82,502
Other assets (1)	695,987			438,530
Total assets (1)	$30,842,745			$21,993,583

Liabilities
Interest-bearing deposits:
Checking with interest	$4,149,182	$652	0.02%	$2,535,318	$400	0.02%
Savings	1,822,022	336	0.02	1,192,469	533	0.06
Money market accounts	8,256,694	5,446	0.09	6,195,284	4,806	0.10
Time deposits	3,413,525	9,945	0.39	2,994,283	12,795	0.57
Total interest-bearing deposits	17,641,423	16,379	0.12	12,917,354	18,534	0.19
Repurchase agreements	565,186	1,010	0.24	102,820	211	0.27
Other short-term borrowings	303,671	3,172	1.39	589,999	4,619	1.05
Long-term obligations	494,441	12,601	3.40	403,777	12,111	4.00
Total interest-bearing liabilities	19,004,721	$33,162	0.23%	14,013,950	$35,475	0.34%
Demand deposits	8,660,360			5,603,037
Other liabilities	401,791			257,048
Shareholders' equity (1)	2,775,873			2,119,548
Total liabilities and shareholders' equity (1)	$30,842,745			$21,993,583
Interest rate spread			3.18%			3.16%

Net interest income and net yield on interest-earning assets		$698,836	3.26%		$495,414	3.27%
(1) Amounts for 2014 have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.0 percent and 6.2 percent for the nine months ended September 30, 2015 and September 30, 2014, respectively. The taxable-equivalent adjustment was $4,650 and $2,563 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 5
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$71,559	$(10,593)	$60,966	$203,688	$(33,024)	$170,664
Investment securities:
U. S. Treasury	388	286	674	4,507	1,585	6,092
Government agency	(894)	1,121	227	(4,340)	3,337	(1,003)
Mortgage-backed securities	6,922	3,731	10,653	15,464	8,350	23,814
State, county and municipal	(2)	(2)	(4)	53	(11)	42
Other	(100)	(100)	(200)	(257)	(257)	(514)
Total investment securities	6,314	5,036	11,350	15,427	13,004	28,431
Overnight investments	574	(55)	519	2,103	(89)	2,014
Total interest-earning assets	$78,447	$(5,612)	$72,835	$221,218	$(20,109)	$201,109
Liabilities
Interest-bearing deposits:
Checking with interest	$92	$10	$102	$247	$5	$252
Savings	40	(11)	29	221	(418)	(197)
Money market accounts	453	(42)	411	1,323	(683)	640
Time deposits	526	(1,555)	(1,029)	1,484	(4,334)	(2,850)
Total interest-bearing deposits	1,111	(1,598)	(487)	3,275	(5,430)	(2,155)
Repurchase agreements	429	1	430	878	(79)	799
Other short-term borrowings	(3,881)	1,347	(2,534)	(2,598)	1,151	(1,447)
Long-term obligations	2,110	(464)	1,646	2,513	(2,023)	490
Total interest-bearing liabilities	(231)	(714)	(945)	4,068	(6,381)	(2,313)
Change in net interest income	$78,678	$(4,898)	$73,780	$217,150	$(13,728)	$203,422
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.
RESULTS OF OPERATIONS
Net Interest Income and Margin
Third Quarter 2015
The third quarter results reflect notable differences in net interest income, net interest margin and average-asset yields compared to the same quarter of 2014. The most significant impact from the same quarter of 2014 resulted from the October 1, 2014 acquisition of Bancorporation, adding $2.01 billion of investment securities, $4.49 billion of loans and leases, and $7.17 billion of deposits as of the acquisition date. Other significant drivers for quarterly changes are specifically noted below.
Compared to the second quarter of 2015, net interest income increased $4.7 million, or by 2.0 percent, to $239.4 million in the third quarter. Loan interest income was up $1.9 million as a result of higher interest income from originated loan growth, investment securities interest income improved $2.2 million as matured cash flows were reinvested into higher yielding investments, and interest expense decreased by $909 thousand due to reduced borrowing and deposit funding costs. Net interest income increased $73.1 million, or by 44.0 percent, during the third quarter of 2015, compared to the same quarter of 2014, primarily as a result of the Bancorporation merger.
PCI loan accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments and various other post-acquisition events. During the three months ended September 30, 2015, accretion income on PCI loans equaled $32.5 million compared to $34.1 million and $29.1 million during the second quarter of 2015 and third quarter of 2014, respectively. PCI loans increased by $3.9 million in the third quarter of 2015 due to a reclassification between accretable yield and the allowance for loan and lease losses. Both accretion income and provision expense increased by $3.9 million due to this reclassification, which resulted in no net impact on earnings. Accretion income decreased $1.6 million since the second quarter of 2015 due to significant paydowns on the PCI loan portfolio which accelerated income recognition during the second quarter, offset by the $3.9 million reclassification to accretion income in the third quarter of 2015.
The taxable-equivalent net interest margin decreased by 2 basis points to 3.29 percent. The margin decline was due to larger paydowns in the PCI loan portfolio in the second quarter which accelerated income recognition and continued PCI loan portfolio runoff. These decreases were offset by the $3.9 million reclassification to accretion income, continued originated loan growth, improvement in investment yields and lower borrowing and deposit funding rates. The margin increase from third quarter of 2014 was due to higher investment yields, higher interest income from originated loan growth, and lower borrowing and deposit funding costs, offset by loan yield compression. Loan yields continued to be impacted by low interest rates and competitive loan pricing. The improvement in the yield on investment securities was due to reinvesting matured invesments and proceeds from investment securities sales into higher yielding investments.
Average quarter-to-date interest earning assets increased by $437.6 million, since the second quarter of 2015, reflecting a $406.3 million increase in average outstanding loans due to continued originated loan growth and a $125.6 million increase in average investment securities, partially offset by a decline in overnight investments of $94.3 million. Investment securities purchases at the beginning of the quarter offset with investment sales near the end of the quarter resulted in an increase in total average investment securities. Average quarter-to-date interest earning assets increased by $8.75 billion, compared to the same quarter in the prior year, primarily as a result of the Bancorporation merger and organic loan growth.
The taxable-equivalent yield on interest-earning assets decreased 4 basis points to 3.43 percent for the third quarter of 2015, compared to 3.47 percent for the second quarter of 2015 as improvement in the investment yield was offset by a decline in the yield earned on loans. Improvement in the investment yield is driven by a shift in the mix of the portfolio to higher yielding securities, while the decline in the loan yield was due to continued low interest rates and competitive loan pricing. The taxable-equivalent yield on interest-earning assets declined by 5 basis points from 3.48 percent for the same period of 2014 as the PCI portfolio yield was replaced with higher quality, lower yielding loans, offset by improvement in the investment yield.
Average interest-bearing liabilities decreased by $22.2 million during the third quarter of 2015 when compared to the second quarter of 2015, due to a $37.8 million decline in interest-bearing deposits, a $59.1 million decline in short-term borrowings and a $74.8 million increase in long-term obligations. The decline in short-term borrowings was due to subordinated debt maturities totaling $200.0 million during the second quarter, while the increase in long-term obligations was due to the addition of $230.0 million Federal Home Loan Bank ("FHLB") advances in the third quarter of 2015. The rate on interest-bearing liabilities of 0.22 percent decreased 2 basis points from 0.24 percent in the second quarter of 2015 due to the subordinated debt maturities, lower borrowing costs and a reduction in deposit funding costs. Average interest-bearing liabilities increased $5.08 billion during the third quarter of 2015 from the same quarter in the prior year, primarily reflecting the impact of the Bancorporation merger. The rate on interest-bearing liabilities declined by 11 basis points from 0.33 percent in the third quarter of 2014 due to lower borrowing costs and a 6 basis point reduction in the cost of funding deposits.
Year-to-date 2015
Similar to the quarter over quarter comparison, the year-to-date 2015 results show notable differences when compared to the same period of 2014 due to the October 1, 2014 Bancorporation merger. Other significant drivers for changes during the period are specifically noted below.
Net interest income for the first nine months of 2015 totaled $694.2 million, an increase of $201.3 million, or 40.9 percent, compared to the same period of 2014. The increase was primarily due to a $168.8 million increase in loan interest income as a result of organic loan growth and the impact of the Bancorporation merger, coupled with a $28.2 million increase in investment securities interest income as a result of reinvesting matured investments and investment securities sales proceeds into higher yielding investments and investment securities acquired in the Bancorporation merger. Accretion income on PCI loans for the first nine months of 2015 totaled $91.6 million compared to $89.8 million during the same period of 2014. Net interest income also benefited from decreased interest expense of $2.3 million in comparison to the same nine-month period of the prior year. Additional interest expense from the Bancorporation merger was offset by lower deposit funding costs as balance shifted from time deposits to demand and lower interest bearing deposit products.
The taxable-equivalent net interest margin totaled 3.26 percent, compared to 3.27 percent for the same nine-month period in 2014. Improvements in investment yields and a reduction in funding costs were offset by a reduction in the loan portfolio yields due to continued low interest rates and competitive loan pricing.
Interest-earning assets averaged $28.67 billion, an increase of $8.40 billion in comparison to the same period of 2014 primarily as a result of the Bancorporation merger and organic loan growth. Average loans and leases increased $5.78 billion in comparison to the first nine months of 2014 as a result of organic loan growth and loans acquired in the CCBT and Bancorporation acquisitions, offset by reductions in the remaining PCI loan portfolio. Average investment securities increased $1.49 billion in comparison to the first nine months of 2014, with a 35 basis point increase in the taxable-equivalent yield. The increase in average investments is primarily driven by the Bancorporation merger. Average overnight investments increased $1.13 billion compared to the year-to-date average in the prior year due to the Bancorporation merger and excess cash.
Average interest-bearing liabilities totaled $19.00 billion, an increase of $4.99 billion when compared to the same period of 2014. The year-to-date 2015 rate on interest-bearing liabilities decreased to 0.23 percent, or an 11 basis point decrease when compared to year-to-date 2014 primarily due to lower borrowing costs and a reduction in deposit funding costs. Average interest-bearing deposits totaled $17.64 billion, an increase of $4.72 billion from the same period of 2014. This increase includes deposits acquired in the Bancorporation and CCBT acquisitions. The year-to-date 2015 rate on interest-bearing deposits decreased to 0.12 percent, or a 7 basis point decline when compared to the first nine months of 2014.
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

Table 6
Noninterest Income

	Three months ended			Nine months ended
(Dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gain on acquisition	$—	$—	$—	$42,930	$—
Cardholder services	19,588	19,214	13,248	57,203	38,337
Merchant services	22,005	22,070	15,556	62,955	44,112
Service charges on deposit accounts	23,153	22,361	15,489	67,572	45,194
Wealth management services	22,223	21,555	15,657	64,658	46,352
Fees from processing services	45	45	7,303	140	17,846
Securities gains	5,564	147	—	10,837	—
Other service charges and fees	6,163	5,685	4,001	17,303	12,195
Mortgage income	4,852	5,571	1,164	14,972	3,329
Insurance commissions	2,945	2,456	2,422	8,698	7,962
ATM income	1,800	1,825	1,199	5,289	3,661
Adjustments to FDIC receivable for loss share agreements	(4,130)	(4,553)	(4,386)	(9,730)	(32,030)
Recoveries of PCI loans previously charged off	2,584	6,321	3,628	13,241	12,523
Other (1)	2,958	4,753	3,318	11,885	8,021
Total noninterest income (1)	$109,750	$107,450	$78,599	$367,953	$207,502
(1) Amounts for the 2014 periods have been updated to reflect the fourth quarter 2014 adoption of ASU 2014-01 related to investments in qualified affordable housing projects.
Noninterest income totaled $109.8 million for the third quarter of 2015, an increase of $2.3 million from the second quarter of 2015 primarily as a result of a $5.4 million increase in securities gains and higher service charges on deposit accounts of $792 thousand. These increases were partially offset by a $3.7 million decrease in recoveries of PCI loans previously charged off, a $719 thousand decrease in mortgage income due to a reversal of the mortgage servicing rights valuation allowance in the second quarter of 2015, and a decrease in other income primarily due to a $1.2 million gain on the redemption of preferred stock in the second quarter.
Noninterest income for the third quarter of 2015 and the first nine months of 2015 totaled $109.8 million and $368.0 million, respectively, compared to $78.6 million and $207.5 million for the same periods of 2014. The increase for both periods was primarily driven by the impact of the Bancorporation merger and favorable reductions in adjustments to the FDIC receivable resulting from lower amortization expense as five loss share agreements have expired. The year-to-date increase was also attributable to the $42.9 million acquisition gain recognized as a result of the CCBT acquisition during 2015 and $10.8 million in securities gains. The quarter-to-date and year-to-date increases were partially offset by $7.3 million and $17.7 million respective declines in fees from processing services, as substantially all fees recorded in 2014 related to payments received from Bancorporation prior to the merger.

Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense and merchant processing expenses.
Table 7
Noninterest Expense

	Three months ended			Nine months ended
(Dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Salaries and wages	$108,992	109,895	$81,825	$324,358	$243,017
Employee benefits	27,121	28,002	19,797	86,341	59,638
Occupancy expense	22,260	25,532	20,265	73,412	60,975
Equipment expense	22,447	23,296	18,767	69,284	57,121
FDIC insurance expense	4,933	4,551	2,915	13,755	8,191
Foreclosure-related expenses	1,087	1,019	4,838	4,663	13,787
Merger-related expenses	3,679	4,573	1,505	11,249	7,352
Merchant processing	15,103	15,132	10,884	44,091	29,120
Processing fees paid to third parties	4,338	4,777	3,796	14,510	11,777
Card processing	3,847	4,078	2,075	11,738	7,705
Consultant	2,048	2,248	2,046	6,424	7,614
Collection	2,242	2,585	3,717	7,127	8,199
Advertising	3,438	2,324	4,481	7,675	7,145
Other	38,637	36,679	24,899	108,402	70,219
Total noninterest expense	$260,172	$264,691	$201,810	$783,029	$591,860
Noninterest expense decreased by $4.5 million in the third quarter of 2015 compared to the second quarter of 2015 to $260.2 million. The decrease was due to a $2.5 million depreciation adjustment resulting from the conversion of Bancorporation systems, a $617 thousand reduction in pension expense, and lower merger-related expenses, partially offset by an increase in advertising expenses of $1.1 million.
Noninterest expense for the third quarter of 2015 and the first nine months of 2015 totaled $260.2 million and $783.0 million, respectively, compared to $201.8 million and $591.9 million for the same periods of 2014. The quarter-to-date and year-to-date respective increases of $58.4 million and $191.2 million were primarily driven by the impact of the Bancorporation merger. Excluding the impact of the Bancorporation merger, several expense categories experienced fluctuations when comparing third quarter of 2015 and the first nine months of 2015 to the same periods of 2014. Benefits expense increased due to higher pension costs as the discount rate used to estimate the pension liability declined in 2015. Equipment expense also increased due to depreciation of recent upgrades of our technology systems placed in service at the beginning of 2015. Foreclosure-related expenses and collection costs declined resulting from lower losses on the sale of OREO and managing fewer nonperforming assets.

Income Taxes
Income tax expense totaled $32.9 million, $25.2 million and $15.0 million for the third quarter of 2015, second quarter of 2015 and third quarter of 2014, respectively, representing effective tax rates of 37.0 percent, 36.1 percent and 36.1 percent during the respective periods. Income tax expense totaled $97.9 million and $40.5 million for the nine months ended September 30, 2015 and 2014, respectively, representing effective tax rates of 36.9 percent and 34.9 percent for the respective nine month periods. The increased effective tax rate in 2015 was primarily attributable to higher pre-tax earnings. In addition, during the third quarter of 2015, BancShares adjusted its net deferred tax asset as a result of a reduction in the North Carolina corporate income tax rate that will become effective January 1, 2016. The lower state corporate income tax rate did not have a material impact on tax expense for the quarter.
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

BALANCE SHEET ANALYSIS

BancShares focuses on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures, and corresponding tighter margins. We avoid high-risk industry concentrations, but we do maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. The credit department actively monitors all loan concentrations to ensure potential risks are identified timely and managed accordingly. Our focus on asset quality also influences the composition of our investment securities portfolio. At September 30, 2015, mortgage-backed securities represented 65.2 percent of investment securities available for sale, compared to U.S. Treasury and government agency securities, which represented 25.3 percent and 9.5 percent, respectively, of the portfolio. Investments in mortgage-backed securities primarily represent securities issued by government or government-sponsored entities. Overnight investments include interest-bearing deposits at the Federal Reserve Bank and other financial institutions, and federal funds sold.

Investment Securities

Investment securities available for sale equaled $6.69 billion at September 30, 2015, compared to $7.17 billion and $5.65 billion at December 31, 2014 and September 30, 2014, respectively. The $1.04 billion increase in the portfolio from September 30, 2014 to September 30, 2015 was primarily due to the Bancorporation merger. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2015, investment securities available for sale had a net unrealized gain of $26.9 million, compared to a net unrealized gain of $8.3 million and $15.4 million as of December 31, 2014 and September 30, 2014, respectively. In determining whether we had any other than temporary impairment for securities with unrealized losses we consider the amount and duration of the impairment, whether the impairment is industry-wide or specific to the financial condition of the issuer, our ability to hold the investment for recovery, adverse actions by rating agencies and deferred interest payments on debt securities. Management concluded that no other than temporary impairment existed as of September 30, 2015.

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

Table 8
Investment Securities

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,685,794	$1,691,502	$2,626,900	$2,629,670	$1,888,647	$1,887,810
Government agency	633,162	634,904	908,362	908,817	1,128,752	1,129,653
Mortgage-backed securities	4,343,105	4,362,561	3,628,187	3,633,304	2,591,641	2,577,465
Equity securities	1,591	1,611	—	—	543	30,028
Municipal securities	—	—	125	126	125	126
Other	—	—	—	—	23,012	23,012
Total investment securities available for sale	6,663,652	6,690,578	7,163,574	7,171,917	5,632,720	5,648,094
Investment securities held to maturity:
Mortgage-backed securities	301	314	518	544	607	638
Total investment securities	$6,663,953	$6,690,892	$7,164,092	$7,172,461	$5,633,327	$5,648,732

Since December 31, 2014, proceeds from the sales, maturities and calls of U.S. Treasury and government agency securities were primarily reinvested into mortgage-backed securities at higher-yielding rates and overnight investments.

Loans and Leases
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount due, at least in part, to credit quality at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the nonrevolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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
Table 9
Loans and Leases

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$563,926	$493,133	$382,775
Commercial mortgage	8,076,946	7,552,948	6,475,366
Other commercial real estate	316,924	244,875	177,681
Commercial and industrial	2,211,973	1,988,934	1,359,945
Lease financing	691,915	571,916	443,318
Other	357,760	353,833	213,224
Total commercial loans	12,219,444	11,205,639	9,052,309
Noncommercial:
Residential mortgage	2,659,821	2,493,058	1,141,049
Revolving mortgage	2,519,972	2,561,800	2,120,167
Construction and land development	220,493	205,016	117,209
Consumer	1,192,012	1,117,454	375,777
Total noncommercial loans	6,592,298	6,377,328	3,754,202
Total non-PCI loans and leases	18,811,742	17,582,967	12,806,511
PCI loans:
Commercial:
Construction and land development	$41,582	$78,079	$59,808
Commercial mortgage	568,256	577,518	579,435
Other commercial real estate	18,013	40,193	36,043
Commercial and industrial	17,023	27,254	25,813
Other	2,087	3,079	1,662
Total commercial loans	646,961	726,123	702,761
Noncommercial:
Residential mortgage	334,518	382,340	240,681
Revolving mortgage	59,695	74,109	50,048
Construction and land development	347	912	1,144
Consumer	2,543	3,014	1,646
Total noncommercial loans	397,103	460,375	293,519
Total PCI loans	1,044,064	1,186,498	996,280
Total loans and leases	$19,855,806	$18,769,465	$13,802,791

Loan balances increased by a net $1.09 billion, or 7.7 percent annualized, since December 31, 2014, primarily the result of $1.23 billion of organic growth in the non-PCI portfolio, partially offset by the sale of certain residential mortgage loans totaling $45.9 million, which were sold at par. The PCI portfolio declined over this period by $142.4 million reflecting continued loan run-off of $284.0 million offset by net loans acquired from CCBT which totaled $141.5 million at September 30, 2015.
Non-PCI loans increased by $6.01 billion, compared to the third quarter of 2014, reflecting originated loan growth and the Bancorporation contribution of $4.49 billion in loans at fair value as of the acquisition date. PCI loans increased by $47.8 million from the third quarter of 2014, due to PCI loans acquired through the Bancorporation and CCBT acquisitions of $215.4 million and $141.5 million at September 30, 2015, respectively, offset by the continued pay downs in the PCI loan portfolio.

Allowance for Loan and Lease Losses ("ALLL")

The ALLL totaled $205.5 million at September 30, 2015, representing an increase of $1.0 million since December 31, 2014 as the increase in the ALLL for non-PCI loans, primarily due to loan growth, offset the continued reduction in the ALLL for PCI loans. The ALLL as a percentage of total loans at September 30, 2015 was 1.03 percent, compared to 1.09 percent at December 31, 2014. Credit quality improvements in the originated commercial loan portfolio and a $7.2 million reversal of previously recorded specific reserves on impaired non-PCI loans resulted in the decline in the allowance ratio. Impaired non-PCI loan reserves were released in 2015 due to credit quality improvements and refinements made to discounted cash flow rate assumptions based on actual historical experience.

At September 30, 2015, the ALLL allocated to non-PCI loans totaled $187.9 million, or 1.00 percent of non-PCI loans and leases, compared to $182.8 million, or 1.04 percent, at December 31, 2014. An additional ALLL of $17.6 million relates to PCI loans at September 30, 2015, compared to $21.6 million at December 31, 2014. The ALLL on the PCI loan portfolio continues to decline consistent with the actual run-off of this portfolio.

The ALLL allocated to originated non-PCI loans and leases was 1.18 percent of originated non-PCI loans and leases at September 30, 2015, compared to 1.33 percent at December 31, 2014. The decline in the allowance ratio was related to credit improvement in the commercial originated non-PCI loan portfolio, continued low charge-off trends and the release of impaired loan reserves of $7.2 million as discussed above. Originated non-PCI loans totaled $15.89 billion and $13.72 billion at September 30, 2015 and December 31, 2014, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

We recorded $13.6 million net provision expense for loan and lease losses for the nine months ended September 30, 2015, compared to a net provision credit of $7.7 million for the same period of 2014. The increase in provision expense was due primarily to originated non-PCI loan growth and lower impairment reversals on the PCI loan portfolio.

BancShares recorded $107 thousand net provision expense for loan and lease losses during the third quarter of 2015, compared to net provision expense of $1.5 million in the third quarter of 2014. The decrease in provision expense was due primarily to the reversal of previously recorded specific reserves on impaired non-PCI loans, as well as lower net charge-offs and improved credit quality in the commercial loan portfolio. These improvements were offset by the $3.9 million reclassification, which increased PCI provision expense and interest income as previously discussed. On an annualized basis, total net charge-offs as a percentage of total average loans and leases decreased during the third quarter of 2015 to 0.06 percent, compared to 0.20 percent in the third quarter of 2014.

Non-PCI loan provision credit totaled $2.7 million during the third quarter of 2015, compared to a $1.7 million provision expense for the third quarter of 2014, due to the reversal of previously recorded specific reserves on non-PCI loans, credit quality improvements within the commercial portfolio and lower net charge-offs. Net charge-offs for non-PCI loans totaled $2.3 million during the third quarter of 2015, compared to $3.5 million during the third quarter of 2014. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases decreased during the third quarter of 2015 to 0.05 percent, compared to 0.11 percent in the third quarter of 2014.

The PCI loan net provision expense totaled $2.8 million during the third quarter of 2015, compared to a net provision credit of $197 thousand for the third quarter of 2014. The current quarter provision expense resulted from the $3.9 million reclassification impacting provision expense and interest income as previously discussed, which had no net impact on earnings.

Compared to the second quarter of 2015, provision expense in the third quarter of 2015 decreased $7.6 million due to a $4.1 million reversal of previously recorded specific reserves on impaired non-PCI loans due primarily to refined loss estimates, as well as lower net charge-offs and improved credit quality in the commercial loan portfolio.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at September 30, 2015, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 10
Allowance for Loan and Lease Losses

	2015			2014		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2015	2014
ALLL at beginning of period	$208,317	$205,553	$204,466	$200,905	$206,246	$204,466	$233,394
Provision (credit) for loan and lease losses:
PCI loans	2,769	(1,275)	(2,864)	(2,622)	(197)	(1,370)	(11,999)
Non-PCI loans	(2,662)	8,994	8,656	10,927	1,734	14,988	4,334
Net charge-offs of loans and leases:
Charge-offs	(5,698)	(6,926)	(7,176)	(7,469)	(8,721)	(19,800)	(30,299)
Recoveries	2,737	1,971	2,471	2,725	1,843	7,179	5,475
Net charge-offs of loans and leases	(2,961)	(4,955)	(4,705)	(4,744)	(6,878)	(12,621)	(24,824)
ALLL at end of period	$205,463	$208,317	$205,553	$204,466	$200,905	$205,463	$200,905
ALLL at end of period allocated to loans and leases:
PCI	$17,557	$15,468	$17,619	$21,629	$25,800	$17,557	$25,800
Non-PCI	187,906	192,849	187,934	182,837	175,105	187,906	175,105
ALLL at end of period	$205,463	$208,317	$205,553	$204,466	$200,905	$205,463	$200,905
Net charge-offs of loans and leases:
PCI	$680	$876	$1,146	$1,549	$3,334	$2,702	$15,721
Non-PCI	2,281	4,079	3,559	3,195	3,544	9,919	9,103
Total net charge-offs	$2,961	$4,955	$4,705	$4,744	$6,878	$12,621	$24,824
Reserve for unfunded commitments	$411	$389	$404	$333	$328	$411	$328
Average loans and leases:
PCI	$1,081,497	$1,173,105	$1,200,484	$1,244,910	$1,005,045	$1,151,259	$1,181,664
Non-PCI	18,679,648	18,181,718	17,721,544	17,293,643	12,665,172	18,197,813	12,385,366
Loans and leases at period-end:
PCI	1,044,064	1,123,239	1,252,545	1,186,498	996,280	1,044,064	996,280
Non-PCI	18,811,742	18,396,946	17,844,414	17,582,967	12,806,511	18,811,742	12,806,511

Ratios
Net charge-offs (annualized) to average loans and leases:
PCI	0.25%	0.30%	0.39%	0.49%	1.32%	0.31%	1.78%
Non-PCI	0.05	0.09	0.08	0.07	0.11	0.07	0.10
Total	0.06	0.10	0.10	0.10	0.20	0.09	0.24
ALLL to total loans and leases:
PCI	1.68	1.38	1.41	1.82	2.59	1.68	2.59
Non-PCI	1.00	1.05	1.05	1.04	1.37	1.00	1.37
Total	1.03	1.07	1.08	1.09	1.46	1.03	1.46
Asset Quality
Asset quality continues to be strong due to prudent underwriting standards and management of nonperforming assets. Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans.
Nonperforming assets as a percentage of total loans and leases plus OREO was 0.82 percent at September 30, 2015, compared to 0.91 percent and 1.13 percent at December 31, 2014 and September 30, 2014, respectively. At September 30, 2015, BancShares’ nonperforming assets totaled $162.5 million, a decrease of $8.4 million from December 31, 2014 related to an overall reduction in OREO balances and PCI nonaccrual loans, offset by an increase in non-PCI nonaccrual loans and leases. Compared to the same quarter a year ago, nonperforming assets are up $5.4 million from $157.1 million at September 30, 2014 due to an increase in nonaccrual loans, offset by reductions in OREO balances.

OREO balances have decreased $23.6 million and $2.6 million at September 30, 2015 since December 31, 2014 and September 30, 2014, respectively, primarily due to sales outpacing new additions. Nonaccrual PCI loans and leases at September 30, 2015 are down $28.1 million and $31.5 million from December 31, 2014 and September 30, 2014, respectively, due to resolutions of impaired loans, while nonaccrual non-PCI loans and leases at September 30, 2015 are up $43.3 million and $39.5 million for the same respective periods. The increase in nonaccrual non-PCI loans and leases was due to the downgrade of a few large commercial loan relationships and an increase in residential mortgage loans on nonaccrual status. Additionally, certain residential and revolving mortgage loans moved to nonaccrual status from past due resulting from system enhancements as previously disclosed in the first quarter of 2015.
Accruing loans and leases 90 days or more past due decreased $35.9 million from December 31, 2014 due to loan resolutions and certain residential and revolving mortgage loans moving to nonaccrual status from past due resulting from system enhancements. Accruing loans and leases 90 days or more past due increased $4.6 million from September 30, 2014 primarily as a result of loans acquired in the Bancorporation and CCBT acquisitions, offset by loan resolutions and certain residential and revolving mortgage loans moving to nonaccrual status from past due as previously discussed.
Of the $162.5 million in nonperforming assets at September 30, 2015, $11.3 million related to loans and OREO covered by loss share agreements. Covered nonperforming assets continue to decline due to the expiration of FDIC loss share agreements, loan resolutions and OREO dispositions.
Table 11
Nonperforming Assets

	2015			2014
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Risk Elements
Nonaccrual loans and leases:
Non-PCI	$87,276	$73,435	$66,046	$44,005	$47,778
PCI	5,329	8,672	26,930	33,422	36,840
Other real estate	69,859	73,248	89,992	93,436	72,458
Total nonperforming assets	$162,464	$155,355	$182,968	$170,863	$157,076

Nonaccrual loans and leases:
Covered under loss share agreements	$3,171	$2,732	$21,440	$27,020	$30,415
Not covered under loss share agreements	89,434	79,375	71,536	50,407	54,203
Other real estate:
Covered	8,152	12,890	17,302	22,982	29,272
Noncovered	61,707	60,358	72,690	70,454	43,186
Total nonperforming assets	$162,464	$155,355	$182,968	$170,863	$157,076

Loans and leases:
Covered	$296,476	$319,665	$443,055	$485,308	$469,038
Noncovered	19,559,330	19,200,520	18,653,904	18,284,157	13,333,753

Accruing loans and leases 90 days or more past due	79,816	86,015	99,130	115,680	75,227

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	3.72%	4.70%	8.42%	9.84%	11.98%
Noncovered	0.77	0.73	0.77	0.66	0.73
Total	0.82	0.79	0.95	0.91	1.13
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

At September 30, 2015, accruing TDRs totaled $119.3 million, a decrease of $16.7 million and $28.3 million, from $136.0 million and $147.6 million at December 31, 2014 and September 30, 2014, respectively. At September 30, 2015, nonaccruing TDRs totaled $26.5 million, an increase of $10.9 million and $3.6 million from December 31, 2014 and September 30, 2014, respectively. The increase in nonaccruing TDRs from December 31, 2014 was primarily related to a few significant loan relationships restructured and placed on nonaccrual status in the current year.
Table 12
Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Accruing TDRs:
PCI	$32,370	$44,647	$54,670
Non-PCI	86,892	91,316	92,928
Total accruing TDRs	119,262	135,963	147,598
Nonaccruing TDRs:
PCI	717	2,225	5,073
Non-PCI	25,740	13,291	17,817
Total nonaccruing TDRs	26,457	15,516	22,890
All TDRs:
PCI	33,087	46,872	59,743
Non-PCI	112,632	104,607	110,745
Total TDRs	$145,719	$151,479	$170,488
Interest-Bearing Liabilities
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $19.01 billion and $18.93 billion at September 30, 2015 and December 31, 2014, respectively. The $82.7 million increase from December 31, 2014 was primarily due to an increase in long-term obligations as a result of $350.0 million new FHLB borrowings in 2015, offset by a decrease in short term borrowings due to maturities of $200.0 million in subordinated debt and $70.0 million of FHLB borrowings during 2015. Interest-bearing liabilities totaled $19.01 billion at September 30, 2015, an increase of $5.34 billion from September 30, 2014 primarily due to the Bancorporation merger.
Deposits
At September 30, 2015, total deposits equaled $26.72 billion, an increase of $1.04 billion, or 4.05 percent, when compared to December 31, 2014 resulting from organic growth in demand, savings and checking with interest. Deposits increased $8.31 billion, or by 45.2 percent, when compared to September 30, 2014, primarily as a result of the Bancorporation merger and organic growth.
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
Short-Term Borrowings
At September 30, 2015, short-term borrowings totaled $759.8 million compared to $987.2 million and $798.2 million at December 31, 2014 and September 30, 2014, respectively. The $227.4 million decline from December 31, 2014 was due to maturities of $70.0 million in FHLB borrowings and $200.0 million in subordinated debt during 2015. Additionally, master notes declined $410.3 million while repurchase agreements increased by $452.8 million, resulting from a migration from master notes to customer repurchasing products as the master notes product was discontinued in the second quarter of 2015. The $38.4 million decrease from September 30, 2014 was due to maturities of FHLB borrowings and subordinated debt of $195.0 million, FHLB borrowings of $10.0 million with maturities less than one year being reclassified from long-term obligations, and the migration from master notes to customer repurchasing products. Master notes decreased $487.4 million and repurchase agreements increased $634.0 million from September 30, 2014 as a result of the discontinuation of the master notes product, coupled with the Bancorporation merger contribution of $218.4 million in repurchase agreements as of the October 1, 2014 acquisition date.
Long-Term Obligations
Long-term obligations equaled $705.4 million at September 30, 2015, up $354.1 million from December 31, 2014 primarily as a result of the incremental FHLB borrowings of $350.0 million during 2015. Long-term obligations were up $391.7 million from September 30, 2014 due to $124.9 million in long-term obligations added as a result of the October 1, 2014 Bancorporation merger and new $350.0 million FHLB borrowings in 2015, partially offset by the redemption of $75.0 million trust preferred debt acquired in the Bancorporation merger and FHLB borrowings of $10.0 million with maturities less than one year being reclassified to short-term borrowings.

At September 30, 2015 and December 31, 2014, long-term obligations included $132.5 million and $132.9 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. At September 30, 2014 long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I's ("the Trusts") trust preferred securities mature in 2036, 2034, and 2034, respectively, and may be redeemed at par in whole or in part at any time. FCB/SC Capital Trust II, and SCB Capital Trust I were former capital trust subsidiaries of Bancorporation. BancShares has guaranteed all obligations of the Trusts.

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI)within shareholder's equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net decrease in shareholders' equity of $34.9 million at September 30, 2015, compared to a net reduction of $53.0 million at December 31, 2014 and a net reduction of $1.9 million at September 30, 2014. The $18.1 million increase in AOCI from December 31, 2014 reflects the amortization of prior service cost and the net actuarial losses of the defined benefit plans and an increase in unrealized gains on investment securities available for sale. The $33.0 million reduction in AOCI from September 30, 2014 primarily reflects the change in the funded status of the defined benefit plans.

Table 13
Analysis of Capital Adequacy

	September 30, 2015 (1)	December 31, 2014	September 30, 2014	Regulatory minimum (2)	Well-capitalized requirement (2)
BancShares
Risk-based capital ratios(3)
Tier 1 risk-based capital	12.77%	13.61%	14.23%	6.00%	8.00%
Common equity Tier 1(4)	12.63	N/A	N/A	4.50	6.50
Total risk-based capital	14.18	14.69	15.57	8.00	10.00
Tier 1 leverage ratio(3)	8.97	8.91	9.77	4.00	5.00

Bank
Risk-based capital ratios(3)
Tier 1 risk-based capital	12.73%	13.12%	13.40%	6.00%	8.00%
Common equity Tier 1(4)	12.73	N/A	N/A	4.50	6.50
Total risk-based capital	13.72	14.37	14.65	8.00	10.00
Tier 1 leverage ratio(3)	8.95	9.30	9.24	4.00	5.00
(1) September 30, 2015 calculated under Basel III guidelines, which became effective January 1, 2015.
(2) Regulatory minimum and well-capitalized requirements are based on 2015 Basel III regulatory capital guidelines.
(3) Amounts for the September 30, 2014 period have been updated to reflect the fourth quarter 2014 adoption of Accounting Standard Update (ASU) 2014-01 related to investments for qualified affordable housing projects.
(4) Common equity Tier 1 ratio requirements were established under Basel III guidelines; therefore, this ratio is not applicable for periods prior to January 1, 2015.
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
The phase-in period for the final rules became effective for BancShares on January 1, 2015, with full compliance of all the final rules' requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, BancShares continues to exceed minimum capital standards and FCB remains well-capitalized under the new rules.
The implementation of Basel III increased risk-weighted assets in comparison to December 31, 2014, resulting in a decrease in our Tier 1 capital ratio and total capital ratio at September 30, 2015 due to the phasing out of trust preferred capital securities from Tier 1 to Tier 2 capital. Risk-weighted assets have also increased due to organic loan growth, increased unfunded commitments and the expiration of loss share coverage on lower risk-weighted covered loans. As aligned with expectations and incorporated in our capital planning process, BancShares remained well capitalized with a leverage capital ratio of 8.97 percent, Tier 1 risk-based capital ratio of 12.77 percent, common equity Tier 1 ratio of 12.63 and total risk-based capital ratio of 14.18 percent under Basel III guidelines at September 30, 2015.
BancShares had $32.1 million of trust preferred capital securities included in Tier 1 capital at September 30, 2015, compared to $128.5 million at December 31, 2014. The decrease during 2015 was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital, with the remaining 25 percent to be phased out on January 1, 2016.

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

Table 14
Net Interest Income Sensitivity Simulation Analysis

This table provides the impact on net interest income over 24 months resulting from various interest rate shock scenarios as of September 30, 2015 and December 31, 2014.

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	September 30, 2015	December 31, 2014
+100	2.60%	2.90%
+200	2.40	4.10
+300	(1.34)	2.40

Table 15
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity ("EVE") sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of September 30, 2015 and December 31, 2014.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	September 30, 2015	December 31, 2014
+100	3.61%	2.80%
+200	2.20	2.20
+300	(2.86)	(0.90)

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP. See Note N to the Consolidated Financial Statements, "Derivatives," for additional discussion of this interest rate swap.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary sources of liquidity are our retail deposit book due to the generally stable balances and low cost it offers, cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities which totaled $4.31 billion at September 30, 2015 compared to $4.29 billion at December 31, 2014. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $530.3 million as of September 30, 2015, and we had sufficient collateral pledged to secure $2.07 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities that totaled $740.0 million at September 30, 2015.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2015, BancShares’ market risk profile has not changed significantly from December 31, 2014, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
No change in BancShares' internal control over financial reporting occurred during the third quarter of 2015 that had materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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
BancShares is currently monitoring the impact of the October 2015 flooding in South Carolina. We are in the preliminary stage of assessing how this situation may impact our customers and the areas in which they operate. The impact of the flooding could affect the company and our earnings but until more is known about the magnitude of the situation, it is premature to reasonably assess that impact.
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

Completing the integration of BancShares and Bancorporation may be more difficult, costly, or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be fully realized.

BancShares merged with Bancorporation on October 1, 2014. The ultimate success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining and integrating the businesses, and to do so in a manner that permits growth opportunities and cost savings to be realized without materially disrupting existing customer relationships or decreasing revenues due to loss of customers. While the conversion of systems and customer accounts acquired from Bancorporation has been completed, we are still analyzing inconsistencies in standards, controls, procedures and policies. The ultimate resolution of those inconsistencies could affect adversely our ability to maintain relationships with customers and employees and/or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees or delays could adversely affect our ability to successfully conduct business, which could have an adverse effect on our financial results and the value of our common stock.

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

We continue to encounter technological change for which we expect to incur significant expense

The technological complexity necessary for a competitive array of financial products and services to customers continues to increase. Our future success requires that we maintain technology and associated facilities that will support our ability to meet the banking and other financial needs of our customers. In 2013, we undertook projects to modernize our systems and associated facilities, strengthen our business continuity and disaster recovery efforts, and reduce operational risk. As these projects have evolved over time, we have identified other areas that require improvements to infrastructure, and have accordingly expanded the projects’ scope. In 2014, we increased the total projected spend to approximately $130 million; however, we are currently projecting total costs to be approximately $115 million. Of this projected spend, $100.8 million has been incurred, with $89.6 million capitalized and $11.2 million expensed through September 30, 2015. As the remaining projects are completed over the next few quarters, we expect operating expenses to increase as the projects are amortized over their expected useful lives. If the remaining projects' objectives are not achieved or if the cost of the projects materially exceeds the estimate, our business, financial condition and financial results could be adversely impacted.

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
On October 27, 2015, the Board of Directors approved a stock trading plan that provides for the purchase of up to 100,000 shares of Registrant's Class A common stock. The shares may be purchased from time to time from November 1, 2015 through October 31, 2016. The board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled.

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

Date:	November 4, 2015		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer