Form 10-K
period 2015-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2016-02-24
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,930,557,160.

On February 23, 2016, there were 11,005,220 outstanding shares of the Registrant's Class A Common Stock and 1,005,185 outstanding shares of the Registrant's Class B Common Stock.
Portions of the Registrant's definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	8
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	15
	Item 3	Legal Proceedings	16
PART II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
	Item 6	Selected Financial Data	18
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	55
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2015 and 2014	58
		Management's Annual Report on Internal Control over Financial Reporting	61
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	61
		Report of Independent Registered Public Accounting Firm	62
		Consolidated Balance Sheets at December 31, 2015 and 2014	63
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2015	65
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2015	66
		Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2015	67
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015	68
		Notes to Consolidated Financial Statements	69
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	61
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	129

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General’ and ‘—Audit Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders (2016 Proxy Statement).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation, Nominations and Governance Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2016 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers’ and '—Principal Shareholders' of the 2016 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2016 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2015 and 2014' of the 2016 Proxy Statement.

Part I
Business

General
First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later became First-Citizens Bank & Trust Company. BancShares has expanded through de novo branching and acquisitions and now operates in 18 states and the District of Columbia providing a broad range of financial services to individuals, businesses and professionals. As of December 31, 2015, BancShares had total assets of $31.48 billion.

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

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairman of BancShares, is Robert P. Holding’s granddaughter. Frank B. Holding, son of Robert P. Holding and father of Frank B. Holding, Jr. and Hope Holding Bryant, was Executive Vice Chairman until his retirement in 2014. Peter M. Bristow, President and Corporate Sales Executive of BancShares, is Frank B. Holding's son-in-law. On February 14, 2014, Frank Holding announced that he would retire from his position as a director effective April 29, 2014, and retired from his positions as an officer of BancShares and FCB effective September 2, 2014.

FCB seeks to meet the financial needs of both individuals and commercial entities in its market areas. Services offered at most offices include taking of deposits, cashing of checks and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; wealth management services; and other activities incidental to commercial banking. FCB’s wholly-owned subsidiaries, First Citizens Investor Services, Inc. (FCIS), First Citizens Securities Corporation Inc. (FCSC) and First Citizens Asset Management, Inc. (FCAM), provide various investment products including annuities, discount brokerage services and third-party mutual funds to customers primarily through the bank's branch network, as well as investment advisory services. FCSC merged into FCIS effective January 1, 2016.

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

FCB’s primary deposit markets are North Carolina and South Carolina. FCB’s deposit market share in North Carolina was 4.0 percent as of June 30, 2015, based on the FDIC Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2015, controlled 78.3 percent of North Carolina deposits. In South Carolina, FCB was the 4th largest bank in terms of deposit market share with 9.0 percent at June 30, 2015. The three larger banks represent 45.5 percent of total deposits in South Carolina as of June 30, 2015.
FCB's market areas enjoy a diverse employment base, including, in various locations, manufacturing, service industries, healthcare, agricultural, wholesale and retail trade, technology and financial services. We believe the current market areas will support future growth in loans, deposits and our other banking services. We maintain a community bank approach to providing customer service, a competitive advantage that strengthens our ability to effectively provide financial products and services to individuals and businesses in our markets. However, like larger banks, we have the capacity to offer most financial products and services that our customers require.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Geographic Locations and Employees
As of December 31, 2015, FCB operated 559 branches in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia and the District of Columbia. BancShares and its subsidiaries employ approximately 5,734 full-time staff and approximately 498 part-time staff for a total of 6,232 employees.

Business Combinations
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

On October 1, 2014, BancShares completed the merger of First Citizens Bancorporation, Inc. (Bancorporation) with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. For the period October 1, 2014 through December 31, 2014, Bancshares maintained two banking subsidiaries. On January 1, 2015, First Citizens Bank and Trust Company, Inc. (FCB-SC) merged with and into FCB. FCB remains the single banking subsidiary of BancShares. Other non-bank subsidiary operations do not have a significant effect on BancShares consolidated financial statements.

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company (Mountain 1st).

Regulatory Considerations
The business and operations of BancShares and FCB are subject to significant federal and state regulation and supervision. BancShares is a financial holding company registered with the Federal Reserve Board (Federal Reserve) under the Bank Holding Company Act of 1956, as amended. It is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve.

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

Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, significantly restructured the financial regulatory regime in the United States and has a broad impact on the financial services industry. Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been promulgated, certain requirements of the Dodd-Frank Act have yet to be implemented. Given these uncertainties to how the federal bank regulatory agencies will implement the Dodd-Frank Act's requirements, the full extent of the impact of the Act on the operations of BancShares and FCB is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of BancShares and its subsidiaries. These changes may also require BancShares to invest significant management attention and resources to evaluate and comply with new statutory and regulatory requirements.

The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests were available to the public effective June 2015. The results of stress testing activities will be considered by our Risk Committee in combination with other risk management and monitoring practices as part of our risk management program.

Consumer Financial Protections Bureau Regulation and Supervision. The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB), a new agency with centralized responsibility for consumer financial protection. The CFPB has the authority to examine FCB for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services we offer.

In addition, Dodd-Frank Act gives the CFPB broad authority to take corrective action against FCB as it deems appropriate. The CFPB also has powers that it was assigned in Dodd-Frank Act to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authorities the CFPB assumed on July 21, 2011 under then-existing consumer financial laws governing the provision of consumer financial products and services. The CFPB has concentrated much of its initial rulemaking efforts on a variety of mortgage related topics required under Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. On October 3, 2015, the CFPB’s final rules on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective which simplified and improved disclosure forms for mortgage transactions.

BancShares
General. As a financial holding company registered under the Bank Holding Company Act (BHCA), BancShares is subject to supervision, regulation, and examination by the Federal Reserve. BancShares is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation, and examination by the North Carolina Commissioner of Banks (NCCB).

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

Status Requirements. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company’s depository institutions.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Subsidiary Bank - FCB - Current Capital Requirements (Basel III)”. As of December 31, 2015, the risk-based Tier 1, common equity Tier 1, total capital, and leverage capital ratios of BancShares were 12.65 percent, 12.51 percent, 14.03 percent and 8.96 percent, respectively, and each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards. Subject to its capital requirements and certain other restrictions, BancShares is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to BancShares.

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

Limits on Dividends and Other Payments. BancShares is a legal entity, separate and distinct from its subsidiaries. Revenues of BancShares primarily result from dividends paid to it by FCB. There are various legal limitations applicable to the payment of dividends by FCB to BancShares and to the payment of dividends by BancShares to its shareholders. The payment of dividends by FCB or BancShares may be limited by certain factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit FCB or BancShares from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of FCB or BancShares, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as FCB are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the FCB’s current financial condition, BancShares does not expect this provision will have any impact on its ability to receive dividends from FCB. BancShares' non-bank subsidiaries pay dividends to BancShares periodically on a non-regulated basis.

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

Current Capital Requirements (Basel III). On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules required BancShares and FCB to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5 percent of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0 percent of risk-weighted assets; (iii) a total capital ratio of 8.0 percent of risk-weighted assets; and (iv) a leverage ratio of 4.0 percent of total average assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require BancShares and FCB to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0 percent upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation), and (iv) a minimum leverage ratio of 4.0 percent, calculated as the ratio of Tier 1 capital to total average assets.

The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625 percent of risk-weighted assets, increasing each year until fully implemented at 2.5 percent on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to FCB, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5 percent for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0 percent (as compared to the previous 6.0 percent); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0 percent Tier 1 leverage ratio and still be well-capitalized. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. As of December 31, 2015, FCB exceeded the applicable minimum requirements as well as the well-capitalized standards.

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

FCB receives management fees from its subsidiaries and BancShares for expenses incurred for performing various functions on their behalf. These fees are charged to each company based upon the estimated cost for usage of services by that company. The fees are eliminated from the consolidated financial statements.

Community Reinvestment Act. FCB is subject to the requirements of the Community Reinvestment Act of 1977 (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like BancShares, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (Patriot Act) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3 percent of Tier 1 capital in private equity and hedge funds (Volcker Rule). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including BancShares and FCB. The final rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 to July 21, 2015. The adoption of the Volcker Rule did not have any material effect on our consolidated financial position or consolidated results of operations.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3 percent of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. All mortgage loans originated by FCB meet Ability-to-Repay standards and a substantial majority also meet Qualified Mortgage standards.  This mix provides the ability to serve the needs of a broad customer base.

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
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. In addition to a multitude of regulations designed to protect customers, depositors and consumers, we must comply with other regulations that protect the deposit insurance fund and the stability of the U.S. financial system, including laws and regulations which, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and investments, limit the dividend or distributions that we can pay, restrict the ability of our bank subsidiaries to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (GAAP). Compliance with laws and regulations can be difficult and costly, and changes in laws and regulations often impose additional compliance costs. We continue to face increased regulation and supervision of our industry as a result of the last financial crisis that impacted the banking and financial markets. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, mergers and acquisitions, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our common stock. Any new laws, rules and regulations could make compliance more difficult or expensive, or otherwise adversely affect our business and financial condition.
The Dodd-Frank Act heightened the regulation of the financial services industry. One key component of the Dodd-Frank Act was the establishment of the CFPB. The CFPB, in consultation with the Federal banking agencies, has been given primary federal jurisdiction for consumer protections in the financial services markets. Within certain limitations, the CFPB is charged with creating, revising or restating the consumer protection regulations applicable to commercial banks. We are subject to examination and supervision by the CFPB with respect to compliance with consumer protection laws and regulations.
Certain provisions of the Dodd-Frank Act still require rulemaking and interpretation by regulatory authorities. In several cases, authorities have extended implementation periods and delayed effective dates. Accordingly, in some respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and us will not be known for some period of time. Nevertheless, the Dodd-Frank Act, and current and future rules implementing its provisions and the interpretation of those rules, could result in a loss of revenue, require us to change certain of our business practices, limit our ability to pursue certain business opportunities, increase our capital and liquidity requirements, impose additional assessments and costs on us, and otherwise adversely affect our business operations and have other negative consequences.
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
In July 2013, the Federal Reserve issued final capital rules that replaced existing capital adequacy rules and implemented Basel III and certain requirements imposed by the Dodd-Frank Act. When fully phased-in, these rules will result in higher and more stringent capital requirements for us and FCB. Basel III increased our capital requirements and changed the risk-weighting of many of our assets.
Under Basel III, Tier 1 capital consists of Common Equity Tier (CET) 1 Capital and additional Tier 1 capital, with Tier 1 capital plus Tier 2 capital constituting total risk-based capital. Basel III set minimum capital requirements of a CET 1 ratio of 4.5 percent; a Tier 1 capital ratio of 6.0 percent, and a total capital ratio of 8.0 percent. In addition, a Tier 1 leverage ratio to average consolidated assets of 4.0 percent applies. Further, we are required to maintain a capital conservation buffer of 2.5 percent of additional CET 1. If we do not maintain the capital conservation buffer once it is fully phased in, then our ability to pay dividends and discretionary bonuses, and to make share repurchases, will be restricted. We implemented Basel III effective January 1, 2015, and are required to comply with the minimum regulatory capital ratios; on that same date, the transition period for other requirements of the final rules and the capital conservation buffer also began. If the risk weightings of certain assets we hold should change and we are required to hold increased amounts of capital, the profitability of those assets and underlying businesses may change, which could result in changes in our business mix over the long-term.
Basel III will also gradually eliminate the contribution of certain trust preferred and other hybrid debt securities to Tier 1 capital. Under the phased-in approach, the affected securities will lose Tier 1 capital status on January 1, 2016; the securities will, however, qualify for Tier 2 capital treatment.
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

Our financial condition could be adversely affected by the soundness of other financial institutions
Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. We have exposure to numerous financial service providers, including banks, securities brokers and dealers, and other financial service providers. Although we monitor the financial conditions of financial institutions with which we have credit exposure, transactions with such institutions expose us to credit risk through the possibility of counterparty default.
Our ability to grow is contingent on capital adequacy
Based on existing capital levels, BancShares and FCB are well-capitalized under current leverage and risk-based capital standards. Our ability to grow is contingent on our ability to generate sufficient capital to remain well-capitalized under current and future capital adequacy guidelines.
Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets, including trust preferred securities and subordinated debt. Effective January 1, 2015, provisions of the Dodd-Frank Act eliminated 75 percent of our trust preferred capital securities from tier 1 capital with the remaining 25 percent phased out on January 1, 2016.
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
Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations
Some of our FDIC-assisted transactions include loss share agreements that provide significant protection to FCB from the exposures to prospective losses on certain assets. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During 2016, loss share protection will expire for non-single family residential loans acquired from United Western Bank, Colorado Capital Bank, and Atlantic Bank and Trust. In 2014 and 2015, loss share protection expired for all other non-single family residential loans. Protection for all covered single family residential loans extends beyond December 31, 2017.
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
Loans and leases covered under loss share agreements represent 1.3 percent of total loans and leases as of December 31, 2015. As of December 31, 2015, we expect to receive cash payments from the FDIC totaling $4.1 million over the remaining lives of the respective loss share agreements, exclusive of $126.5 million we will owe the FDIC for settlement of the contingent payments.
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
The value of our goodwill may decline in the future
As of December 31, 2015, we had $139.8 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results; any such write-off would not impact our regulatory capital ratios, however, given that regulatory capital ratios are calculated using tangible capital amounts.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio
We maintain an allowance for loan losses that is designed to cover losses on loans that borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date, and in compliance with applicable accounting and regulatory guidance. However, the allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Accounting measurements related to impairment and the allowance require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding our borrowers' abilities to conduct their businesses successfully through changing economic environments, competitive challenges, and other factors complicate our estimates of the risk and/or amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary from current estimates. We expect fluctuations in the allowance due to the uncertain economic conditions.
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
BancShares has been monitoring the impact of the October 2015 flooding in South Carolina. We have assessed how this situation may impact our customers and the areas in which they operate. However, we have not identified any significant impact to the credit quality of the loans in these areas that would cause us to adjust the allowance for loan losses.
Economic conditions in real estate markets and our reliance on junior liens may adversely impact our business and our results of operations
Real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequate. Our reliance on junior liens is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquency, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.
Our concentration of loans to borrowers within the medical industry could impair our revenue if that industry experiences economic difficulties
If regulatory changes (e.g., Affordable Care Act) in the market negatively impact the borrowers' businesses and their ability to repay their loans with us, this could have a material adverse effect on our financial condition and results of operations. We could be required to increase our allowance for loan losses through provisions for loan loss on our income statement that would reduce reported net income.
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
Our financial performance depends upon our ability to attract and retain clients for our products and services, which ability may be adversely impacted by weakened consumer and/or business confidence, and by any inability on our part to predict and satisfy customers’ needs and demands
Our financial performance is subject to risks associated with the loss of client confidence and demand. A fragile or weakening economy, or ambiguity surrounding the economic future, may lessen the demand for our products and services. Our performance may also be negatively impacted if we should fail to attract and retain customers because we are not able to successfully anticipate, develop and market products and services that satisfy market demands. Such events could impact our performance through fewer loans, reduced fee income, and fewer deposits, each of which could result in reduced net income.
Our business is highly quantitative and requires widespread use of financial models for day-to-day operations; these models may produce inaccurate predictions that significantly vary from actual results
We rely on quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy, and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient or ineffective. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on models, see the Risk Management section included in Item 7 of this Form 10-K.
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
We continually work to improve our internal controls; however, we cannot be certain that these measures will ensure appropriate and adequate controls over our future financial processes and reporting. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, each of which could have a material adverse effect on our results of operations and financial condition and the market value of our common stock.
Breaches of our and our vendor's information security systems could expose us to hacking and the loss of customer information, which could damage our business reputation and expose us to significant liability
We maintain and transmit large amounts of sensitive information electronically, including personal and financial information of our customers. In addition to our own systems, we also rely on external vendors to provide certain services and are, therefore, exposed to their information security risks. While we seek to mitigate internal and external information security risks, the volume of business conducted through electronic devices continues to grow, and our computer systems and network infrastructure, as well as the systems of external vendors and customers, present security risks including susceptibility to hacking and/or identity theft.
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
We may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to our customers
The continuous, widespread adoption of new technologies, including internet services, smart phones and other mobile devices, requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends in part on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. The increasing pressure from our competitors, both bank and non-bank, to keep pace and adopt new technologies and products and services may require us to further incur substantial expense. We may be unsuccessful at developing or introducing new products or services, modifying our existing products and services, adapting to changing customer preferences, achieving market acceptance or regulatory approval, sufficiently developing or maintaining a loyal customer base or offering products and services at prices and service levels competitive with those offered by our non-bank and bank competitors. These risks may affect our ability to grow and could reduce both our revenue streams from certain products and services and our revenues generated by our net interest margins. Our results of operations and financial condition could be adversely affected.

Unfavorable economic conditions could adversely affect our business
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include the Southeast, Mid-Atlantic, Midwest, and Western United States, with our deepest presence in North Carolina and South Carolina. Worsening economic conditions within our markets, particularly within North Carolina and South Carolina, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. In recent years, economic growth and business activity across a wide range of industries has been slow and uneven and there can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, oil price volatility, the level of U.S. debt and global economic conditions have had a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.
Our business and financial performance could be impacted by natural disasters, acts of war or terrorist activities
Natural disasters (including but not limited to earthquakes, hurricanes, tornadoes, floods, fires, explosions), acts of war and terrorist activities could hurt our performance (i) directly through damage to our facilities or other impact to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina and South Carolina, including in coastal areas where our retail and commercial customers could be impacted by hurricanes. We could also suffer adverse results to the extent that disasters, wars or terrorist activities affect the broader markets or economy. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events.
Our business could suffer if we fail to attract and retain skilled employees
Our success depends to a great extent on our ability to attract and retain key employees. Competition is intense for employees whom we believe will be successful in developing and attracting new business and/or managing critical support functions. We may not be able to hire the best employees or, if successful, retain them after their employment.
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
Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt that you might consider to be in your best interests
Certain provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent the removal of directors and other management. The provisions could also delay or make more difficult a tender offer, merger, or proxy contest that you might consider to be in your best interests. For example, the Certificate of Incorporation and/or Bylaws:

•	allow our Board of Directors to issue and set the terms of preferred shares without further shareholder approval;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nominations for election to the Board of Directors and proposals of other business to be considered at annual meetings of shareholders.
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
Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors including expectations of financial and operating results, actual operating results, actions of institutional shareholders, speculation in the press or the investment community, market perception of acquisitions, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry, and the potential impact of government actions affecting the financial services industry.
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
We are subject to litigation risks, and our expenses related to litigation may adversely affect our results
We are subject to litigation risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that may be initiated against us from time to time could involve large monetary sums and significant defense costs. During the last credit crisis, we saw both the number of cases and our expenses related to those cases increase. The outcomes of such cases are always uncertain until finally adjudicated or resolved.
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
Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and/or regulatory actions, which could adversely affect our results of operations and financial condition. For additional information, see Note U, “Commitments and Contingencies,” to the Consolidated Financial Statements in this Form 10-K.
Item 2. Properties
As of December 31, 2015, BancShares operated branch offices at 559 locations in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia and the District of Columbia. FCB owns many of the buildings and leases other facilities from third parties.
BancShares' headquarters facility, a nine-story building with approximately 163,000 square feet, is located in suburban Raleigh, North Carolina. In addition, we occupy separate facilities in Raleigh and Columbia, South Carolina that serve as our data and operations centers.
Additional information relating to premises, equipment and lease commitments is set forth in Note F of BancShares’ Notes to Audited Consolidated Financial Statements.

Item 3. Legal Proceedings
BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those other matters cannot be determined, in the opinion of management, no legal action currently exists that is expected to have a material effect on BancShares’ consolidated financial statements. Additional information related to legal proceedings is set forth in Note U "Commitments and Contingencies" of BancShares’ Notes to Consolidated Financial Statements.
Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2015, there were 1,508 holders of record of the Class A common stock and 238 holders of record of the Class B common stock. The market volume for Class B common stock is extremely limited. On many days, there is no trading and, to the extent there is trading, it is generally low.

The average monthly trading volume for the Class A common stock was 489,200 shares for the fourth quarter of 2015 and 510,075 shares for the year ended December 31, 2015. The Class B common stock monthly trading volume averaged 1,267 shares in the fourth quarter of 2015 and 1,875 shares for the year ended December 31, 2015.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock, the high and low sales prices per share of BancShares Class A common stock, as reported on NASDAQ, and the high and low bid prices for BancShares Class B common stock, as reported in the OTC Bulletin Board, for each quarterly period during 2015 and 2014, are set forth in the following table. Over-the-counter bid prices for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transactions.

	2015				2014
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Cash dividends (Class A and Class B)	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30
Class A sales price
High	263.62	266.01	261.27	264.95	271.97	247.45	260.10	240.46
Low	215.98	213.74	226.09	221.61	206.14	214.53	214.93	215.22
Class B bid price
High	245.00	246.01	244.66	246.74	247.40	230.50	244.50	219.01
Low	202.05	197.05	228.01	212.00	208.00	206.00	199.93	198.01

A cash dividend of 30 cents per share was declared by the Board of Directors on January 26, 2016, payable on April 4, 2016, to holders of record as of March 21, 2016. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the third quarter of 2014, our board approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 11,000,000 to 16,000,000. In connection with the Bancorporation merger, BancShares repurchased and retired 167,600 and 45,900 shares of Class A and Class B common stock on October 1, 2014, respectively, that were previously held by Bancorporation.

On October 27, 2015, our board approved a stock repurchase plan that provides for the purchase of up to 100,000 shares of Class A common stock. The shares may be purchased from time to time from November 1, 2015 through October 31, 2016. The board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled. As of December 31, 2015, no purchases had occurred pursuant to that authorization.

There were no shares of Class A or Class B common stock purchased by BancShares during the three months ended December 31, 2015.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the NASDAQ – Banks Index and the NASDAQ – U.S. Index. Each trend line assumes that $100 was invested on December 31, 2010, and that dividends were reinvested for additional shares.

Item 6. Selected Financial Data
Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS
Interest income	$969,209	$760,448	$796,804	$1,004,836	$1,015,159
Interest expense	44,304	50,351	56,618	90,148	144,192
Net interest income	924,905	710,097	740,186	914,688	870,967
Provision (credit) for loan and lease losses	20,664	640	(32,255)	142,885	232,277
Net interest income after provision for loan and lease losses	904,241	709,457	772,441	771,803	638,690
Gain on acquisition	42,930	—	—	—	150,417
Noninterest income	424,158	343,213	267,382	192,254	316,472
Noninterest expense	1,038,915	849,076	771,380	766,933	792,925
Income before income taxes	332,414	203,594	268,443	197,124	312,654
Income taxes	122,028	65,032	101,574	64,729	118,361
Net income	$210,386	$138,562	$166,869	$132,395	$194,293
Net interest income, taxable equivalent	$931,231	$714,085	$742,846	$917,664	$874,727
PER SHARE DATA
Net income	$17.52	$13.56	$17.35	$12.92	$18.72
Cash dividends	1.20	1.20	1.20	1.20	1.20
Market price at period end (Class A)	258.17	252.79	222.63	163.50	174.99
Book value at period end	239.14	223.77	215.35	193.29	180.73
SELECTED PERIOD AVERAGE BALANCES
Total assets	$31,072,235	$24,104,404	$21,295,587	$21,073,061	$21,133,142
Investment securities	7,011,767	5,994,080	5,206,000	4,698,559	4,215,761
Loans and leases (PCI and non-PCI) (1)	19,528,153	14,820,126	13,163,743	13,560,773	14,050,453
Interest-earning assets	28,893,157	22,232,051	19,433,947	18,974,915	18,824,668
Deposits	26,485,245	20,368,275	17,947,996	17,727,117	17,776,419
Interest-bearing liabilities	18,986,755	15,273,619	13,910,299	14,298,026	15,044,889
Long-term obligations	547,378	403,925	462,203	574,721	766,509
Shareholders' equity	$2,797,300	$2,256,292	$1,936,895	$1,910,886	$1,809,090
Shares outstanding	12,010,405	10,221,721	9,618,952	10,244,472	10,376,445
SELECTED PERIOD-END BALANCES
Total assets	$31,475,934	$30,075,113	$21,193,878	$21,279,269	$20,994,868
Investment securities	6,861,548	7,172,435	5,388,610	5,227,570	4,058,245
Loans and leases:
PCI	950,516	1,186,498	1,029,426	1,809,235	2,362,152
Non-PCI	19,289,474	17,582,967	12,104,298	11,576,115	11,581,637
Interest-earning assets	29,224,436	27,730,515	19,428,929	19,142,433	18,529,548
Deposits	26,930,755	25,678,577	17,874,066	18,086,025	17,577,274
Interest-bearing liabilities	18,955,173	18,930,297	13,654,436	14,213,751	14,548,389
Long-term obligations	704,155	351,320	510,769	444,921	687,599
Shareholders' equity	$2,872,109	$2,687,594	$2,071,462	$1,859,624	$1,858,698
Shares outstanding	12,010,405	12,010,405	9,618,941	9,620.914	10,284.119
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.68%	0.57%	0.78%	0.63%	0.92%
Rate of return on average shareholders' equity	7.52	6.14	8.62	6.93	10.74
Average equity to average assets ratio	9.00	9.36	9.10	9.07	8.56
Net yield on interest-earning assets (taxable equivalent)	3.22	3.21	3.82	4.84	4.65
Allowance for loan and lease losses to total loans and leases:
PCI	1.72	1.82	5.20	7.74	3.78
Non-PCI	0.98	1.04	1.49	1.55	1.56
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	3.51	9.84	7.02	9.26	17.95
Noncovered	0.79	0.66	0.74	1.15	0.89
Total	0.83	0.91	1.25	2.30	3.92
Tier 1 risk-based capital ratio	12.65	13.61	14.89	14.24	15.40
Common equity Tier 1 ratio	12.51	N/A	N/A	N/A	N/A
Total risk-based capital ratio	14.03	14.69	16.39	15.92	17.26
Leverage capital ratio	8.96	8.91	9.80	9.21	9.89
Dividend payout ratio	6.85	8.85	6.92	9.29	6.41
Average loans and leases to average deposits	73.73	72.76	73.34	76.50	79.04
(1) Average loan and lease balances include nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. See Note A in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Report for more detail. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2015, the reclassifications had no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we", "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.
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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States (GAAP) and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. The most critical accounting and reporting policies include those related to the allowance for loan and lease losses, fair value estimates, the receivable from and payable to the FDIC for loss share agreements, pension plan assumptions, and income taxes. Significant accounting policies are discussed in Note A in the Notes to Consolidated Financial Statements.

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
BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of performing loans and specific allocations for significant individual impaired loans. It also includes establishing an ALLL for purchased credit-impaired loans (PCI) that have deteriorated since acquisition. The general allowance is based on net historical loan loss experience for homogeneous groups of loans based mostly on loan type then aggregated on the basis of similar risk characteristics and performance trends. This allowance estimate contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The methodology also considers the remaining discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.
The ALLL for PCI loans is estimated based on the expected cash flows approach. Over the life of PCI loans, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using the effective interest rates has decreased and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and recognizes provision expense to maintain the ALLL at an appropriate level. Specific allowances for impaired loans are determined by analyzing estimated cash flows discounted at a loan's original rate or collateral values in situations where we believe repayment is dependent on collateral liquidation. Substantially all impaired loans are collateralized by real property or tangible personal property.
Management considers the established ALLL adequate to absorb losses that relate to loans and leases outstanding at December 31, 2015, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. These agencies may require the recognition of additions to the ALLL based on their judgments of information available to them at the time of their examination. See Note E in the Notes to Consolidated Financial Statements for additional disclosures.
Fair value estimates. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. Certain assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include the interest rate swap that is accounted for as a cash flow hedge, available for sale securities, and loans held for sale. At December 31, 2015, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 22.0 percent and less than 1.0 percent, respectively. We also measure certain assets at fair value on a non-recurring basis either to evaluate assets for impairment or for disclosure purposes. Examples of non-recurring uses of fair value include impaired loans, other real estate owned (OREO), goodwill, and intangible assets, including mortgage serving rights (MSRs). Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. As required under GAAP, the assets acquired and liabilities assumed in business combinations are recognized at their fair values as of the acquisition dates. Fair values estimated as part of a business combination are determined using valuation methods and assumptions established by management.

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the fair value. Where observable market prices from transactions for identical assets or liabilities are not available, we identify what we believe to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other techniques by obtaining third party quotes or using modeling techniques, such as discounted cash flows, while attempting to utilize market observable assumptions to the extent available which may require making a number of significant judgments in the estimation of fair value. Fair value estimates requiring significant judgments are determined using various inputs developed by management with the appropriate skills, understanding and knowledge of the underlying asset or liability for which the fair value is being estimated to ensure the development of fair value estimates is sound. Typical pricing sources used in estimating fair values include, but are not limited to, active markets with high trading volume, third party pricing services, external appraisals, valuation models, and commercial and residential evaluation reports. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. See Note M in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

 Receivable from and payable to the FDIC for loss share agreements. The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and expenses at the applicable loss share coverage percentages. The receivable from the FDIC is reviewed and updated quarterly as loss estimates and timing of estimated cash flows related to covered loans and OREO change. Post-acquisition adjustments for covered loans represent the net change in loss estimates related to loans and OREO as a result of changes in expected cash flows and the ALLL related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation may result in a provision for loan and lease losses, an increase in the ALLL and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related ALLL, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded previously. Reversal of previously-established ALLL result in immediate adjustments to the FDIC receivable to remove amounts that were expected to be reimbursed prior to the improvement. For improvements that increase accretable yield, the FDIC receivable is reduced over the shorter of the remaining term of the loss share agreement or the life of the covered loan. Other adjustments to the FDIC receivable result from unexpected recoveries of amounts previously charged off, servicing costs that exceed initial estimates and changes to the estimated fair value of OREO.

Certain loss share agreements include clawback provisions that require payments to the FDIC if actual losses and expenses do not exceed a calculated amount. Our estimate of the clawback payments based on current loss and expense projections are recorded as a payable to the FDIC. Projected cash flows are discounted to reflect the estimated timing of the payments to the FDIC. See Note U in the Notes to Consolidated Financial Statements for additional disclosures.

Pension plan assumptions. BancShares has a noncontributory qualified defined benefit pension plan that covers qualifying employees (BancShares plan) and certain legacy Bancorporation employees are covered by a noncontributory qualified defined benefit pension plan (Bancorporation plan). The calculation of the benefit obligations, the future value of plan assets, funded status and related pension expense under the pension plans require the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plans reflect the interest rate that could be obtained for a suitable investment used to fund the benefit obligations. For the calculation of pension expense, the assumed discount rate was 4.27 percent for BancShares' plan and 4.27 percent for Bancorporation's plan during 2015, compared to 4.90 percent and 4.35 percent during 2014, respectively.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.50 percent for both the BancShares and Bancorporation plans during 2015 and 2014.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent for both the BancShares and Bancorporation plans to calculate pension expense during 2015 and 2014. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases. See Note N in the Notes to Consolidated Financial Statements for additional disclosures.

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

Changes in estimated income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements. See Note P in the Notes to Consolidated Financial Statements for additional disclosures.

CURRENT ACCOUNTING PRONOUNCEMENTS

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
FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
This ASU requires a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and (3) the creditor has the ability to recover under that claim and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.
The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted this guidance effective first quarter of 2015. The initial adoption did not have an impact on our consolidated financial position or consolidated results of operations.
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

The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note J in the Notes to Consolidated Financial Statements.
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
The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note G in the Notes to Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
FASB ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU addresses certain aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair value; (3) require public business entities to use exit prices, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (4) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (5) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (6) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2018.
FASB ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
This ASU eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts must be calculated as if the accounting had been completed at the acquisition date.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We will adopt the guidance effective in the first quarter of 2016 and do not anticipate any impact on our consolidated financial position or consolidated results of operations as a result of adoption.
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

FASB ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This ASU improves targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.
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

EXECUTIVE OVERVIEW

BancShares’ earnings and cash flows are primarily derived from our commercial and retail banking activities. We gather deposits from retail and commercial customers and secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture, and equipment used to conduct our commercial banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks.

BancShares conducts its banking operations through its wholly-owned subsidiary First-Citizens Bank & Trust Company (FCB), a state-chartered bank organized under the laws of the state of North Carolina.

For the period October 1, 2014 through December 31, 2014, Bancshares also conducted banking activities through First Citizens Bank and Trust Company, Inc. (FCB-SC), a subsidiary acquired through the merger of First Citizens Bancorporation, Inc. (Bancorporation). On October 1, 2014, Bancorporation was merged with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. On January 1, 2015, FCB-SC merged with and into FCB. FCB remains the single banking subsidiary of BancShares. Other non-bank subsidiary operations did not have a significant effect on BancShares consolidated financial statements.

On February 13, 2015, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC), as Receiver, to purchase certain assets and assume certain liabilities of Capitol City Bank & Trust (CCBT). As a result of the CCBT transaction, FCB recorded loans with a fair value of $154.5 million and investment securities with a fair value of $35.4 million. The fair value of deposits assumed was $266.4 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition dates. As a result, an acquisition gain of $42.9 million was recorded in 2015. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values become available.

Interest rates have presented significant challenges to commercial banks’ efforts to generate earnings and shareholder value. Management has embarked on several strategic initiatives to better position the company to counter these challenges. The initiatives focus on core revenue growth through broader products and services, control of noninterest expenses, optimization of our branch network, and further enhancements to our technology. Additionally, we continue to pursue strategic acquisitions and mergers to expand our customer base and increase efficiency and productivity.

In lending, our revenue generating initiatives concentrate on broadening and diversifying the loan portfolio through loan products with high growth potential. These efforts include expanded product offerings in the commercial real estate construction and non-owner occupied commercial real estate markets. We have also expanded our efforts in non-real estate secured commercial and industrial lending and have enhanced our product menu for high net worth individuals.

Our initiatives also pursue additional non-interest fee income through expanded wealth management services and enhanced credit card offerings. In wealth management, we have broadened our products and services to better align with the specialized needs and wants of those customers. We have redesigned our credit card programs to offer more competitive products, intended to both increase the number of accounts and frequency of card usage. Enhancements include more comprehensive reward programs (our cash back card was released in September of 2015) and improved card benefits.

Management is pursuing opportunities to improve our operational efficiency and increase profitability through expense reductions. Such cost management initiatives include the automation of certain manual processes, elimination of duplicated and outdated systems, and reduction of discretionary spending. We review vendor agreements and larger third party contracts for cost savings. In the third quarter of 2015, we completed the conversion of legacy Bancorporation systems and customer accounts, which included 172 branches in South Carolina and Georgia.

We also seek to increase profitability through optimizing our branch network. Our goals are to increase efficiencies and control costs while effectively executing an operating model that best serves our customers’ needs. We seek the appropriate footprint and staffing levels to take efficient advantage of the revenue opportunities in each of our markets.

Following a comprehensive evaluation of our core technology systems and related business processes, we concluded that significant investments were required to ensure we are able to meet changing business requirements and to support a growing organization. The projects to modernize our systems and associated facilities began in 2013 and have been substantially completed at the end of 2015. The projects strengthened our business continuity and disaster recovery efforts and ultimately reduced operational risk. The magnitude and scope of this effort was significant with total costs of approximately $115.0 million, and we expect operating expenses to increase as the completed projects are amortized over their expected useful lives.

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis’ advance estimate of fourth quarter 2015 GDP growth is 0.7 percent, showing less growth compared to the 2.0 percent growth during the third quarter of 2015. The estimated decline in real GDP growth in the fourth quarter was due to a drop in exports and slowed consumer spending. Fourth quarter results indicated positive contributions from residential fixed investments and federal government spending. Consumer spending also positively contributed to fourth quarter GDP growth although at a lower rate in comparison to the prior quarter. For all of 2015, the economy grew by 2.4 percent, matching 2014 growth.
The unemployment rate dropped from 5.6 percent in December 2014 to 5.0 percent in December 2015, the lowest rate since April 2008. However, according to the U.S. Department of Labor, payroll employment growth in 2015 was 2.7 million, compared to 3.1 million in 2014.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the fourth quarter that “economic activity has been expanding at a moderate pace.” In light of the cumulative progress made, the FOMC decided to raise the target range for the federal funds rate by 25 basis points. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. The FOMC expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate in the future.
The housing market remained solid during the year, fueled by low mortgage interest rates, economic growth and job creation. An estimated 501,000 new homes were purchased in 2015, up 14.5 percent, from the 2014 figure of 437,000. Purchases of existing homes were at a seasonally adjusted rate of 5.5 million, up 7.7 percent, compared to the 2014 rate of 5.1 million.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the third quarter of 2015. FDIC-insured institutions reported a 5.1 percent increase in aggregate net income compared to the third quarter of 2014, mainly attributable to an increase in net operating revenue and a 2.9 percent decline in noninterest expense. Across the industry, bank average net interest margin declined to 3.08 percent in the third quarter of 2015 from 3.15 percent in the same quarter a year ago and increased slightly from 3.06 percent in the second quarter of 2015. This was the second quarter in a row that the industry net interest margin was higher than the 30-year low of 3.02 percent, reached in the first quarter of 2015. Despite the net interest margin decline, 58.9 percent of banks reported year-over-year growth in quarterly earnings. Net charge-offs and delinquent loans and lease balances continue to decline across most major loan categories.
EARNINGS PERFORMANCE SUMMARY
For the year ended December 31, 2015, net income was $210.4 million, or $17.52 per share, compared to $138.6 million, or $13.56 per share, during 2014. The $71.8 million, or 51.8 percent, increase in net income was primarily due to higher net interest income resulting from strong core loan growth, the full year impact of the Bancorporation merger and the gain from the acquisition of CCBT. The impacts of the October 1, 2014 Bancorporation merger and the CCBT acquisition, which occurred February 13, 2015, are reflected in Bancshares’ financial results from the respective acquisition dates.
Additionally, the Bancorporation merger positively impacted the balance sheet, adding investment securities of $2.01 billion, loans and leases of $4.49 billion, and deposits of $7.17 billion as of the October 1, 2014 acquisition date.
Key financial drivers for 2015 include:

•	Loan growth was strong during 2015, as net balances increased by $1.47 billion to $20.24 billion, primarily driven by originated portfolio growth.

•	Deposit growth continued in 2015, up $1.25 billion to $26.93 billion, primarily due to organic growth in low-cost demand accounts.

•	The yield on the investment portfolio continued to improve, while deposit funding costs remained low.

•	BancShares recorded a gain of $42.9 million recognized in connection with the CCBT acquisition.

•	Net charge-offs were $18.9 million, or 0.10 percent of average loans and leases in 2015, compared to $29.6 million, or 0.20 percent during 2014.

•
BancShares implemented Basel III guidelines effective January 1, 2015. BancShares remains well capitalized with a leverage capital ratio of 8.96 percent, Tier 1 risk-based capital of 12.65 percent, common equity Tier 1 ratio of 12.51 percent and total risk-based capital ratio of 14.03 percent at December 31, 2015.

The return on average assets was 0.68 percent during 2015, compared to 0.57 percent during 2014. The return on average shareholders' equity was 7.52 percent and 6.14 percent for the respective periods.
Net interest income for the year ended December 31, 2015 increased by $214.8 million, or 30.3 percent. Interest income was up $208.8 million benefiting from a full year impact of the Bancorporation merger, core originated loan growth and increased investment portfolio yield. The year-to-date taxable-equivalent net interest margin for 2015 was 3.22 percent, compared to 3.21 percent during 2014. The margin improvement was primarily due to originated loan growth, higher investment securities yields and lower funding costs, partially offset by loan yield compression and continued PCI loan portfolio runoff.
BancShares recorded net provision expense of $20.7 million for loan and lease losses for the full year of 2015, compared to $0.6 million net provision expense for 2014. The net provision expense on non-PCI loans and leases was $22.9 million for 2015, compared to $15.3 million in 2014. The PCI loan portfolio net provision credit was $2.3 million for the year ended 2015, compared to a net provision credit of $14.6 million during the same period of 2014.
Year-to-date, noninterest income was $467.1 million for 2015, compared to $343.2 million for 2014. The increase in noninterest income was a result of the full year impact of the Bancorporation merger, $42.9 million gain recognized from the CCBT acquisition and gains on sales of securities of $10.8 million. Noninterest income was also positively impacted by a $13.1 million reduction in FDIC receivable adjustments, higher recoveries of PCI loans previously charged off, an increase in mortgage income, and higher merchant and cardholder services income. These increases were offset by a decline in fees from processing services as substantially all fees recorded in 2014 related to payments received from Bancorporation prior to the merger and a $29.1 million gain recognized in 2014 on Bancorporation shares of stock owned by BancShares that were canceled on the merger date.
Noninterest expense was $1.04 billion for the year ended December 31, 2015, compared to $849.1 million for 2014. The increase was a result of the full year impact of the Bancorporation merger, higher incentives, pension costs and core deposit intangible amortization, offset by lower foreclosure-related and collection expenses.
Income tax expense was $122.0 million and $65.0 million for the years ended 2015 and 2014, respectively.
Loan balances increased by a net $1.47 billion, or 7.8 percent, since December 31, 2014. Growth was primarily driven by $1.71 billion of net organic growth in the non-PCI portfolio. The PCI portfolio declined during the year by $236.0 million.

The allowance for loan and lease losses as a percentage of total loans was 1.02 percent at December 31, 2015 compared to 1.09 percent at December 31, 2014. The decline in the allowance ratio was due primarily to continued credit quality improvement. Net charge-offs declined $10.7 million from $29.6 million in 2014 to $18.9 million in 2015. As of December 31, 2015, BancShares’ nonperforming assets, including nonaccrual loans and OREO, declined $1.9 million to $169.0 million from $170.9 million at December 31, 2014.
At December 31, 2015, total deposits were $26.93 billion, an increase of $1.25 billion since December 31, 2014 primarily due to organic growth in demand, checking with interest and savings accounts, offset by runoff in time deposits.
SUPERVISION AND REGULATION

The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and shock scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests are available to the public. The results of stress testing activities will be considered in combination with other risk management and monitoring practices as part of our risk management program.

The Dodd-Frank Act also imposed new regulatory capital requirements for banks which has resulted in the disallowance of qualified trust preferred capital securities as Tier 1 capital. As of December 31, 2015, BancShares had $128.5 million in trust preferred capital securities that were outstanding and, based on the Inter-Agency Capital Rule Notice, 75 percent, or $96.4 million of these trust preferred capital securities were excluded from Tier 1 capital beginning January 1, 2015, with the remaining 25 percent, or $32.1 million, to be excluded beginning January 1, 2016.

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares implemented the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. Table 2 describes the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully-phased-in requirements that become effective during 2019. As of December 31, 2015, BancShares' common equity Tier 1 ratio, was 12.51 percent, compared to the fully-phased in well-capitalized minimum of 9.00 percent, which includes the 2.50 percent minimum conservation buffer.

Management is not aware of any further recommendations or proposals by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Table 2
BASEL III CAPITAL REQUIREMENTS

	Basel III minimum requirement 2016	Basel III well-capitalized 2016	Basel III minimum requirement 2019	Basel III well-capitalized 2019
Leverage ratio	4.00%	5.00%	4.00%	5.00%
Common equity Tier 1	4.50	6.50	4.50	6.50
Common equity Tier 1 plus conservation buffer	5.13	7.13	7.00	9.00
Tier 1 capital ratio	6.00	8.00	6.00	8.00
Tier 1 capital ratio plus conservation buffer	6.63	8.63	8.50	10.50
Total capital ratio	8.00	10.00	8.00	10.00
Total capital ratio plus conservation buffer	8.63	10.63	10.50	12.50

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

BUSINESS COMBINATIONS

Capitol City Bank & Trust Company
In February 2015, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of CCBT. The transaction allowed FCB to expand its presence in Georgia as CCBT operated eight branches in Atlanta, Stone Mountain, Albany, Augusta and Savannah. In June of 2015, FCB closed one of the branches in Atlanta. This is an FDIC-assisted transaction; however, it has no loss share agreement.
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
Table 3 provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
Table 3
CAPITOL CITY NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

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
Merger-related expenses of $1.9 million were recorded for the CCBT transaction in the Consolidated Statement of Income for the year ended December 31, 2015. Loan-related interest income generated from CCBT was approximately $8.3 million for the year ended December 31, 2015.
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

In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair values as of the acquisition date. Per the acquisition method of accounting, these fair values were subject to refinement for up to one year after the acquisition date. As a result of the Bancorporation transaction, during the 4th quarter of 2014, BancShares recorded loans with a fair value of $4.49 billion, investment securities with a fair value of $2.01 billion and assumed deposits with a fair value of $7.17 billion. BancShares recorded $4.2 million of goodwill and $109.4 million of identifiable intangible assets of which $88.0 million was core deposit intangibles.

Table 4 summarizes the purchase price as of acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Table 4
BANCORPORATION PURCHASE PRICE, NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

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
Retirement of BancShares common stock acquired from Bancorporation
Fair value of net assets acquired		619,959
Goodwill recorded for Bancorporation		$4,233
BancShares incurred merger-related expenses of $12.3 million and $8.0 million for the years ended December 31, 2015 and 2014, respectively, for the Bancorporation transaction. Total cumulative merger-related costs incurred through December 31, 2015 were $20.3 million for this transaction. As of December 31, 2015, all merger related activities are complete and no further merger-related expenses are anticipated.

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

The 1st Financial transaction was accounted for using the acquisition method of accounting and, as such, assets acquired and liabilities assumed were recorded at estimated fair value on the acquisition date. Assets acquired, excluding goodwill, were $612.9 million, including $307.9 million in loans and leases, $237.4 million of investment securities available for sale, $28.2 million in cash and $3.8 million in core deposit intangibles. Liabilities assumed were $635.8 million, including $631.9 million of deposits. Goodwill of $32.9 million was recorded equaling the excess purchase price over the estimated fair value of the net assets acquired on the acquisition date and is deductible for income tax purposes as the 1st Financial transaction is a taxable asset acquisition.

Merger costs related to the 1st Financial transaction were $5.0 million for the year ended December 31, 2014.

Certain loans resulting from the CCBT, 1st Financial and Bancorporation transactions were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for under ASC 310-30.

Additional information related to the mergers listed above is included in Note B to the Consolidated Financial Statements.

FDIC-ASSISTED TRANSACTIONS

BancShares completed six FDIC-assisted transactions during the period beginning in 2009 through 2011, and it acquired CCBT in its seventh such transaction during the first quarter of 2015. These transactions provided us significant growth opportunities, have continued to provide significant contributions to our results of operations and have allowed us to increase our presence in existing markets and expand our banking presence to adjacent markets. Prior to its merger into BancShares, Bancorporation completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the ten FDIC-assisted transactions (including the three completed by Bancorporation) included loss share agreements that, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. The CCBT transaction did not include a loss share agreement.
Table 5 provides information regarding loans acquired in the ten FDIC-assisted transactions consummated during 2015, 2011, 2010 and 2009.
Table 5
FDIC-ASSISTED TRANSACTIONS

Entity	Date of transaction	Fair value at acquisition date
		(Dollars in thousands)
Capitol City Bank & Trust (CCBT)	February 13, 2015	$154,496
Colorado Capital Bank (CCB)	July 8, 2011	320,789
Atlantic Bank & Trust (ABT) (1)	June 3, 2011	112,238
United Western Bank (United Western)	January 21, 2011	759,351
Williamsburg First National Bank (WFNB) (1)	July 23, 2010	55,054
Sun American Bank (SAB)	March 5, 2010	290,891
First Regional Bank (First Regional)	January 29, 2010	1,260,249
Georgian Bank (GB) (1)	September 25, 2009	979,485
Venture Bank (VB)	September 11, 2009	456,995
Temecula Valley Bank (TVB)	July 17, 2009	855,583
Total		$5,245,131
Carrying value of FDIC-assisted acquired loans as of December 31, 2015		$659,982
(1) Date of transaction and fair value of loans acquired represent when Bancorporation acquired the entities and the fair value of the loans on that date.

Acquisition accounting and issues affecting comparability of financial statements. As estimated exposures related to the acquired assets in FDIC-assisted transactions change based on post-acquisition events, our adherence to GAAP and accounting policy elections we have made affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for an FDIC-assisted loan is less than originally expected:

▪	An ALLL is established for the post-acquisition exposure that has emerged with a corresponding charge to provision for loan and lease losses;

▪
For FDIC-assisted transactions with loss share agreements, if the expected loss is projected to occur during the relevant loss share period, the FDIC receivable is increased to reflect the indemnified portion of the post-acquisition exposure with a corresponding increase to noninterest income;

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

▪
For FDIC-assisted transactions with loss share agreements, the FDIC receivable is adjusted immediately to reverse previously recognized impairment and prospectively by amortizing the improvement in cash flows through the shorter of the termination date of loss share coverage or the life of the loan;

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

•
For FDIC-assisted transactions with loss share agreements, adjustments to the FDIC receivable resulting from changes in estimated cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the FDIC-assisted loan carrying value, but the rate of the change to the FDIC receivable relative to the change in the acquired loan carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that require the purchaser to remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates.

Receivable from FDIC for loss share agreements. The various terms of each loss share agreement and the components of the receivable from the FDIC are provided in Table 6. As of December 31, 2015, the FDIC receivable included $5.0 million of expected payments to the FDIC and $9.1 million we expect to recover through prospective amortization of the asset due to post-acquisition improvements in the related loans. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During the year, loss share protection expired for loans acquired from First Regional Bank and non-single family residential loans acquired from Sun American Bank and Williamsburg First National Bank. During 2016, loss share protection will expire for non-single family residential loans acquired from United Western Bank, Atlantic Bank & Trust and Colorado Capital Bank. Protection for all other covered assets extends beyond December 31, 2016.

The timing of expected losses on the FDIC-assisted assets with loss share agreements is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the relevant loss share agreement, the FDIC receivable is adjusted to reflect the forfeiture of loss share protection.

Table 6
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date (1)	Losses/expenses incurred through 12/31/2015 (2)	Cumulative amount reimbursed by FDIC through 12/31/2015 (3)	Carrying value at December 31, 2015		Current portion of receivable due from (to) FDIC for 12/31/2015 filings	Prospective amortization (accretion) (4)
(Dollars in thousands)				Receivable from FDIC	Payable to FDIC
Entity
TVB - combined losses	$103,558	$195,968	$3,396	$(906)	$—	$(1,253)	$197
VB - combined losses	138,963	156,159	125,178	725	—	(253)	23
GB - combined losses	279,310	900,683	466,550	(515)	—	(748)	27
First Regional - combined losses	378,695	219,639	144,076	(1,821)	86,840	(1,821)	—
SAB - combined losses	89,734	91,409	75,105	(1,915)	3,044	(2,354)	(51)
WFNB - combined losses	6,225	8,805	6,981	263	—	22	95
United Western
Non-single family residential losses	112,672	99,631	82,736	(1,332)	21,949	(2,629)	1,189
Single family residential losses	24,781	5,685	4,393	8,443	—	—	5,975
ABT - combined losses	14,531	21,214	16,878	1,564	—	88	1,175
CCB - combined losses	155,070	186,608	151,574	(452)	14,620	(2,004)	470
Total	$1,303,539	$1,885,801	$1,076,867	$4,054	$126,453	$(10,952)	$9,100

(1)
Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC. For GB, WFNB and ABT the acquisition date is when Bancorporation initially acquired the banks.

(2)	For GB, WFNB and ABT the losses/expenses incurred through 12/31/2015 include amounts prior to BancShares' acquisition through merger with Bancorporation.
(3)	For GB, WFNB and ABT the cumulative amount reimbursed by FDIC through 12/31/2015 include amounts prior to BancShares' acquisition through merger with Bancorporation.
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

For GB, combined losses are covered at 0 percent up to $327.0 million, 80 percent for losses between $327.0 million and $853.0 million and 95 percent above $853.0 million. The loss share agreement expired on September 25, 2014 for all GB NSFR loans and will expire on September 25, 2019 for the SFR loans.

For First Regional, NSFR losses were covered at 0 percent up to $41.8 million, 80 percent for losses between $41.8 million and $1.02 billion and 95 percent for losses above $1.02 billion. The loss share agreement expired on January 29, 2015 for all First Regional NSFR loans. First Regional has no SFR loans.

For SAB, combined losses are covered at 80 percent up to $99.0 million and 95 percent for losses above $99.0 million. The loss share agreement expired on March 5, 2015 for all SAB NSFR loans and will expire on March 5, 2020 for the SFR loans.

For WFNB, combined losses are covered at 80 percent. The loss share agreement expired on July 23, 2015 for all WFNB NSFR loans and will expire on July 23, 2020 for the SFR loans.

For United Western NSFR loans, losses are covered at 80 percent up to $111.5 million, 30 percent between $111.5 million and $227.0 million and 80 percent for losses above $227.0 million. The loss share agreement expires on January 21, 2016.

For United Western SFR loans, losses are covered at 80 percent up to $32.5 million, 0 percent between $32.5 million and $57.7 million and 80 percent for losses above $57.7 million. The loss share agreement expires on January 21, 2021.

For ABT, combined losses are covered at 80 percent. The loss share agreement expires on June 3, 2016 for all ABT NSFR loans and June 3, 2021 for the SFR loans.

For CCB, combined losses are covered at 80 percent up to $231.0 million, 0 percent between $231.0 million and $285.9 million and 80 percent for losses above $285.9 million. The loss share agreement expires on July 8, 2016 for all CCB NSFR loans and July 8, 2021 for the SFR loans.

Table 7
AVERAGE BALANCE SHEETS

	2015			2014
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases	$19,528,153	$880,381	4.51%	$14,820,126	$703,716	4.75%
Investment securities:
U.S. Treasury	2,065,750	15,918	0.77	1,690,186	12,139	0.72
Government agency	801,408	7,095	0.89	1,509,868	7,717	0.51
Mortgage-backed securities	4,141,703	65,815	1.59	2,769,255	36,492	1.32
State, county and municipal	903	53	5.85	295	21	7.12
Other	2,003	206	10.29	24,476	639	2.61
Total investment securities	7,011,767	89,087	1.27	5,994,080	57,008	0.95
Overnight investments	2,353,237	6,067	0.26	1,417,845	3,712	0.26
Total interest-earning assets	28,893,157	$975,535	3.38	22,232,051	$764,436	3.44
Cash and due from banks	469,270			493,947
Premises and equipment	1,125,159			943,270
Receivable from FDIC for loss share agreements	18,637			61,605
Allowance for loan and lease losses	(206,342)			(210,937)
Other real estate owned	76,845			87,944
Other assets	695,509			496,524
Total assets	$31,072,235			$24,104,404

Liabilities
Interest-bearing deposits:
Checking with interest	$4,170,598	$856	0.02%	$2,988,287	$779	0.03%
Savings	1,838,531	479	0.03	1,196,096	624	0.05
Money market accounts	8,236,160	7,051	0.09	6,733,959	6,527	0.10
Time deposits	3,359,794	12,844	0.38	3,159,510	16,856	0.53
Total interest-bearing deposits	17,605,083	21,230	0.12	14,077,852	24,786	0.18
Repurchase obligations	606,357	1,481	0.24	159,696	350	0.22
Other short-term borrowings	227,937	3,179	1.39	632,146	8,827	1.40
Long-term obligations	547,378	18,414	3.36	403,925	16,388	4.06
Total interest-bearing liabilities	18,986,755	$44,304	0.23%	15,273,619	$50,351	0.33%
Demand deposits	8,880,162			6,290,423
Other liabilities	408,018			284,070
Shareholders' equity	2,797,300			2,256,292
Total liabilities and shareholders' equity	$31,072,235			$24,104,404
Interest rate spread			3.15%			3.11%
Net interest income and net yield
on interest-earning assets		$931,231	3.22%		$714,085	3.21%
Loans and leases include PCI and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $30.9 million, $16.4 million, $14.1 million, $14.2 million and $16.0 million for the years ended 2015, 2014, 2013, 2012, and 2011, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 5.5 percent, 6.2 percent, 6.9 percent, 6.9 percent, and 6.9 percent for the years ended 2015, 2014, 2013, 2012, and 2011, respectively. The taxable-equivalent adjustment was $6,326, $3,988, $2,660, $2,976 and $3,760 for the years ended 2015, 2014, 2013, 2012, and 2011, respectively.

Table 7
AVERAGE BALANCE SHEETS (continued)

2013			2012			2011
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(Dollars in thousands, taxable equivalent)

$13,163,743	$759,261	5.77%	$13,560,773	$969,802	7.15%	$14,050,453	$970,225	6.91%

610,327	1,714	0.28	935,135	2,574	0.28	1,347,874	8,591	0.64
2,829,328	12,783	0.45	2,857,714	16,339	0.57	2,084,627	20,672	0.99
1,745,540	22,642	1.30	757,296	14,388	1.90	320,611	9,235	2.88
276	20	7.25	829	57	6.88	3,841	279	7.26
20,529	321	1.56	147,585	2,914	1.97	458,808	8,523	1.86
5,206,000	37,480	0.72	4,698,559	36,272	0.77	4,215,761	47,300	1.12
1,064,204	2,723	0.26	715,583	1,738	0.24	558,454	1,394	0.25
19,433,947	$799,464	4.12%	18,974,915	$1,007,812	5.31%	18,824,668	$1,018,919	5.41%
483,186			529,224			486,812
874,862			876,802			846,989
168,281			350,933			628,132
(257,791)			(272,105)			(241,367)
119,694			172,269			193,467
473,408			441,023			394,441
$21,295,587			$21,073,061			$21,133,142

$2,346,192	$600	0.03%	$2,105,587	$1,334	0.06%	$1,933,723	$1,679	0.09%
968,251	482	0.05	874,311	445	0.05	826,881	1,118	0.14
6,338,622	9,755	0.15	5,985,562	16,185	0.27	5,514,920	21,642	0.39
3,198,606	23,658	0.74	4,093,347	39,604	0.97	5,350,249	77,449	1.45
12,851,671	34,495	0.27	13,058,807	57,568	0.44	13,625,773	101,888	0.75
108,612	316	0.29	143,140	504	0.35	177,983	863	0.48
487,813	2,408	0.49	521,358	4,603	0.88	474,624	5,130	1.08
462,203	19,399	4.20	574,721	27,473	4.78	766,509	36,311	4.74
13,910,299	$56,618	0.41%	14,298,026	$90,148	0.63%	15,044,889	$144,192	0.96%
5,096,325			4,668,310			4,150,646
352,068			195,839			128,517
1,936,895			1,910,886			1,809,090
$21,295,587			$21,073,061			$21,133,142
		3.71%			4.68%			4.45%

	$742,846	3.82%		$917,664	4.84%		$874,727	4.65%

NET INTEREST INCOME

Net interest income for the year ended December 31, 2015 increased by $214.8 million, or 30.3 percent, compared to the same period in 2014. Interest income was up $208.8 million benefiting from a full year impact of the Bancorporation merger and core originated loan growth and a higher yield on the investment portfolio. Interest expense declined by $6.0 million primarily due to runoff of high cost time deposits and payoffs of short-term borrowings. Net interest income for 2014 was $710.1 million, a $30.1 million decline from 2013, primarily due to decreased PCI portfolio interest income due to continued loan runoff, partially offset by originated loan growth, the contribution from the Bancorporation merger, higher investment portfolio yields and lower funding costs.
The year-to-date taxable-equivalent net interest margin for 2015 was 3.22 percent, compared to 3.21 percent during 2014. The margin improvement was primarily due to originated loan growth, higher investment securities yields and lower funding costs, offset by loan yield compression and continued PCI loan portfolio runoff. Loan yields continue to be impacted by low interest rates and competitive loan pricing. Investment yields improved 32 basis points compared to 2014 primarily due to reinvesting matured investments and proceeds from investment sales into higher yielding investments. The year-to-date taxable equivalent net interest margin declined 61 basis points to 3.21 percent in 2014, compared to 2013, primarily due to loan yield compression as a result of continued PCI loan runoff, offset by improvements in investment yields, originated loan growth and lower funding costs.
Average interest-earning assets increased by $6.66 billion, or by 30.0 percent, for the year ended December 31, 2015. Growth in average interest-earning assets during 2015 was funded primarily by deposit growth and was also impacted by the Bancorporation merger. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth. The year-to-date taxable-equivalent yield on interest-earning assets declined 6 basis points to 3.38 percent compared to 2014. The decline was primarily the result of PCI loan yield being replaced with higher quality, lower yielding originated loans, partially offset by improvement in the investment yield. Average interest-earning assets increased $2.80 billion between 2014 and 2013 primarily due to the impact of the Bancorporation merger.
Average interest-bearing liabilities increased $3.71 billion for the full year of 2015 when compared to 2014 and increased $1.36 billion between 2014 and 2013. The rate on interest-bearing liabilities decreased 10 basis points to 0.23 percent for the full year 2015, compared to the same period of 2014 and decreased 8 basis points between 2014 and 2013. The decline for both periods was the result of lower borrowing levels and funding costs.
Interest income was $969.2 million during 2015, an increase of $208.8 million, or by 27.5 percent, when compared to 2014. Interest income from loans and leases increased by $174.4 million, or 24.9 percent, to $874.9 million. The 2015 increase in loan interest income was primarily the result of strong originated loan growth and the full year impact from the Bancorporation merger. Interest income decreased by $36.4 million between 2014 and 2013 primarily as a result of lower accretion income, offset by the positive impact of the Bancorporation merger and originated loan growth.
Accretion income on acquired loans increased in 2015 by $15.0 million to $133.3 million, due primarily to non-PCI accretion income. Non-PCI accretion income was $18.7 million compared to $5.9 million in 2014 due to the full year impact of non-PCI loans acquired in the Bancorporation merger.
PCI accretion income was $114.6 million, compared to $112.4 million in 2014. The increase in 2015 was due to the full year impact of the PCI loans acquired in the Bancorporation merger and the contribution from the CCBT acquisition, offset by the continued reduction in PCI loan balances. Additionally, PCI accretion income increased by $3.9 million in 2015 due to a reclassification between accretable yield and the allowance for loan losses. Both accretion income and provision expense increased by $3.9 million due to this reclassification, which resulted in no net impact on earnings. The PCI portfolio declined from December 31, 2014 by $236.0 million, reflecting continued loan runoff of $373.6 million offset by net loans acquired from CCBT which totaled $137.6 million at December 31, 2015. Other factors affecting the amount of PCI accretion income include unscheduled loan payments and changes in estimated cash flows and impairment.
Accretion income on acquired loans decreased by $106.4 million between 2014 and 2013. PCI accretion income was $112.4 million in 2014, compared to $224.7 million in 2013. The decrease was primarily due to the continued reduction in PCI loan balances. Non-PCI accretion income was $5.9 million in 2014 resulting from loans and leases acquired in the Bancorporation merger. There was no non-PCI accretion income in 2013.
Interest income earned on investment securities was $88.3 million, $56.2 million, and $36.9 million during 2015, 2014, and 2013, respectively. The $32.0 million increase in 2015 was the result of higher average balances and improved yields. Higher average balances contributed $16.4 million to interest income earned on investment securities, primarily due to the full year impact of the Bancorporation merger. Additionally, reinvesting proceeds from matured securities and investment securities sales into higher yielding investments contributed to the 32 basis points improvement in investment yields. Interest income earned on investment securities in 2014 increased $19.3 million from $36.9 million recorded during 2013, primarily due to investment securities added from the Bancorporation merger, coupled with a 23 basis point increase in the taxable-equivalent yield. The increase in taxable-equivalent yield in 2014 on the investment portfolio was due to reinvesting the proceeds from maturing government agency securities into U.S. Treasury securities and government-sponsored mortgage-backed securities at higher yields.
Interest expense was $44.3 million in 2015, a $6.0 million, or 12.0 percent, decrease from 2014, the result of a 10 basis point decrease in the rate on interest-bearing liabilities, offset by an increase of $3.53 billion in average deposits. The increase in average deposits was primarily due to the Bancorporation merger and organic growth in low-cost demand, checking with interest and savings accounts, offset by runoff in time deposits. Much of the reduction in funding costs results from a change in the deposit mix. Interest expense on interest-bearing deposits was $21.2 million in 2015, a decrease of $3.6 million, compared to $24.8 million in 2014. Interest expense on borrowings decreased $2.5 million from 2014 to $23.1 million in 2015. Interest expense was $50.4 million in 2014, a $6.3 million decrease compared to 2013, primarily the result of an 8 basis-point decrease in the rate on interest-bearing liabilities.
Table 8 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2015 and 2014.
Table 8
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2015			2014
	Change from previous year due to:			Change from previous year due to:
		Yield/	Total		Yield/	Total
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Assets
Loans and leases	$217,932	$(41,267)	$176,665	$87,149	$(142,694)	$(55,545)
Investment securities:
U.S. Treasury	2,819	960	3,779	5,382	5,043	10,425
Government agency	(4,986)	4,364	(622)	(6,351)	1,285	(5,066)
Mortgage-backed securities	19,981	9,342	29,323	13,405	445	13,850
State, county and municipal	40	(8)	32	1	—	1
Other	(1,450)	1,017	(433)	82	236	318
Total investment securities	16,404	15,675	32,079	12,519	7,009	19,528
Overnight investments	2,394	(39)	2,355	954	35	989
Total interest-earning assets	$236,730	$(25,631)	$211,099	$100,622	$(135,650)	$(35,028)
Liabilities
Interest-bearing deposits:
Checking with interest	$365	$(288)	$77	$186	$(7)	$179
Savings	208	(353)	(145)	128	14	142
Money market accounts	1,350	(826)	524	267	(3,495)	(3,228)
Time deposits	894	(4,906)	(4,012)	(187)	(6,615)	(6,802)
Total interest-bearing deposits	2,817	(6,373)	(3,556)	394	(10,103)	(9,709)
Repurchase obligations	1,041	90	1,131	130	(96)	34
Other short-term borrowings	(5,622)	(26)	(5,648)	1,352	5,067	6,419
Long-term obligations	5,339	(3,313)	2,026	(2,406)	(605)	(3,011)
Total interest-bearing liabilities	3,575	(9,622)	(6,047)	(530)	(5,737)	(6,267)
Change in net interest income	$233,155	$(16,009)	$217,146	$101,152	$(129,913)	$(28,761)
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Table 9
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Gain on acquisitions	$42,930	$—	$—
Cardholder services	77,342	59,607	48,360
Merchant services	84,207	64,075	56,024
Service charges on deposit accounts	90,546	69,100	60,661
Wealth management services	82,865	66,115	59,628
Fees from processing services	180	17,989	22,821
Securities gains	10,817	29,096	—
Other service charges and fees	23,807	17,760	15,696
Mortgage income	18,168	5,828	11,065
Insurance commissions	11,757	11,129	10,694
ATM income	7,119	5,388	5,026
Adjustments to FDIC receivable and payable for loss share agreements	(19,009)	(32,151)	(72,342)
Recoveries of PCI loans previously charged off	21,169	16,159	29,699
Other	15,190	13,118	20,050
Total noninterest income	$467,088	$343,213	$267,382

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records the portion of recoveries not covered under loss share agreements as noninterest income rather than as an adjustment to the allowance for loan losses since charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus the allowance for loan losses.

During 2015, noninterest income was $467.1 million, compared to $343.2 million in 2014. The $123.9 million increase from 2014 was primarily driven by the full year impact of the Bancorporation merger and the $42.9 million CCBT acquisition gain. Additionally, the year-to-date change was attributable to the following drivers:

•
Sales volumes for both merchant and cardholder services increased approximately 9.0 percent, excluding the full year impact of Bancorporation, as recent revenue generating initiatives focused on growing these products.

•	Mortgage income benefited in 2015 from a low rate environment resulting in higher production and sales volumes as well as improved execution on sales of mortgage loans into the secondary market.

•
Gains on sales of securities were $10.8 million in 2015 triggered in response to changing market conditions and to better position the investment portfolio for a rising rate environment. In 2014, a $29.1 million gain was recognized on Bancorporation shares of stock owned by BancShares that were canceled on the merger date.

•	Lower FDIC receivable adjustments of $13.1 million resulting from lower amortization expense as three loss share agreements expired since 2014.

•	A $5.0 million increase in recoveries of PCI loans previously charged off.

•	Fees from processing services declined $17.8 million, as substantially all fees recorded in 2014 related to payments received from Bancorporation prior to the merger.
Noninterest income was $343.2 million in 2014, compared to $267.4 million in 2013. The $75.8 million increase includes the impact of the Bancorporation merger in the fourth quarter of 2014 and the recognition of the $29.1 million gain on Bancorporation shares of stock owned by BancShares. Additionally, loss share protection expired for three loss share agreements in 2014 resulting in a $40.2 million reduction in FDIC receivable adjustments. During 2014 and 2013, substantially all fees from processing services relate to payments received from Bancorporation. Other noninterest income in 2013 included $7.5 million generated from the sale of our rights and most of our obligations under various service agreements with client banks.

NONINTEREST EXPENSE

Table 10
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Salaries and wages	$429,742	$349,279	$308,936
Employee benefits	113,309	79,898	90,479
Occupancy expense	98,191	86,775	75,713
Equipment expense	92,639	79,084	75,538
Merchant processing	58,231	42,661	35,279
FDIC insurance expense	18,340	12,979	10,175
Foreclosure-related expenses	2,662	17,368	17,134
Cardholder processing	21,735	15,133	13,780
Collection	9,649	11,595	21,209
Processing fees paid to third parties	18,779	17,089	15,095
Cardholder reward programs	11,069	8,252	6,266
Telecommunications	14,406	10,834	10,033
Consultant	8,925	10,168	9,740
Advertising	12,431	11,461	8,286
Core deposit amortization	18,892	6,955	2,308
Merger-related expenses	14,174	13,064	391
Other	95,741	76,481	71,018
Total noninterest expense	$1,038,915	$849,076	$771,380

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment and merchant processing expenses. Noninterest expense was $1.04 billion for 2015, a $189.8 million or 22.4 percent increase from the $849.1 million in 2014. The overall increase was due primarily to the full year impact of the Bancorporation merger. In addition to the impact from the Bancorporation merger, the following other items impacted various noninterest expense categories:

•
Employee benefits included a $6.1 million increase for higher pension costs. The increase in pension cost was due to a decline in the discount rate used to estimate the pension liability and pension expense in 2015.

•	Processing expenses for merchant and cardholder services, adjusted for the impact of the Bancorporation merger, were up an approximate 8.0 percent corresponding with higher sales volumes.

•	Equipment expense increased $5.4 million for depreciation primarily related to new technology systems placed in service during 2015.

•	Core deposit amortization increased $11.9 million from 2014 primarily due to intangibles recognized in the Bancorporation merger.

•
Foreclosure-related expenses and collection costs decreased by $16.7 million, or 57.5 percent, in 2015 due to lower losses on real estate sold and lower legal remediation expenses associated with managing fewer OREO properties.

Noninterest expense in 2014 increased $77.7 million from the $771.4 million recorded during 2013, the net result of the Bancorporation merger during the fourth quarter of 2014, higher salaries and wages, occupancy expense, merger-related costs, and cardholder and merchant processing expenses, offset by lower pension expense and collection costs. During 2014, merger-related expenses included in noninterest expense for the 1st Financial and Bancorporation transactions were $5.0 million and $8.0 million, respectively. Merger-related expenses of $391 thousand in 2013 related to the 1st Financial transaction. Salaries and wages increased $40.3 million in comparison to 2013 primarily as a result of the workforce acquired in the Bancorporation merger and annual merit increases. Employee benefits, however, decreased $10.6 million in comparison to 2013 primarily due to lower pension expense as a result of applying a higher discount rate to calculate our pension obligation in 2014. Additionally, collection expense declined $9.6 million during 2014 due to lower legal remediation expenses associated with managing fewer nonperforming assets.

INCOME TAXES

For 2015, income tax expense was $122.0 million compared to $65.0 million during 2014 and $101.6 million during 2013, reflecting effective tax rates of 36.7 percent, 31.9 percent and 37.8 percent during the respective periods. The lower effective tax rate during 2014 was primarily due to the impact of the $29.1 million gain from the Bancorporation shares of stock owned by BancShares that were canceled on the merger date.

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

Interest-earning assets averaged $28.89 billion in 2015, compared to $22.23 billion in 2014. The increase of $6.66 billion, or 30.0 percent, was funded primarily by deposit growth and was also impacted by the Bancorporation merger. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth.

Investment securities

Investment securities were $6.86 billion at December 31, 2015, a decrease of $310.9 million, or 4.3 percent, when compared to $7.17 billion at December 31, 2014. The decrease in 2015 was attributable to reinvesting a portion of the proceeds from sales, maturities and calls into overnight investments rather than investment securities. This follows an increase of $1.78 billion, or 33.1 percent, in total investment securities from December 31, 2013 to December 31, 2014 primarily related to the Bancorporation merger.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2015, investment securities available for sale had a net pre-tax unrealized loss of $24.5 million, compared to a net pre-tax unrealized gain of $8.3 million as of December 31, 2014. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2015.

Sales of investment securities in 2015 were $1.29 billion resulting in a net realized gain of $10.8 million compared to the realized gain of $29.1 million in 2014. The securities gain in 2014 primarily relates to the Bancorporation shares of stock owned by BancShares that were canceled on the merger date.

At December 31, 2015, mortgage-backed securities represented 68.0 percent of investment securities available for sale, compared to U.S. Treasury, government agency securities, equity securities and other, which represented 24.4 percent, 7.3 percent, 0.1 percent and 0.2 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

During 2015, cash flows from the sales, maturities and calls of U.S. Treasury and government agency securities were reinvested into mortgage-backed securities, equity securities and other investments in order to optimize earnings and overall risk of the investment portfolio. As a result, the carrying value of mortgage-backed securities issued by government sponsored enterprises, equity securities and other investments increased by $1.03 billion, $8.9 million and $10.7 million, respectively, while U.S. Treasury securities decreased $954.8 million, and government agency securities declined $410.2 million. Other investments consist primarily of corporate bonds. The effective duration of the investment portfolio was 2.7 years at December 31, 2015, compared to 2.4 years at December 31, 2014.

The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity and credit risk and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares' objectives. Changes in the total balance of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. Details of investment securities at December 31, 2015, December 31, 2014 and December 31, 2013, are provided in Table 11. Also see Note C in the Notes to Consolidated Financial Statements for additional disclosures.

Table 11
INVESTMENT SECURITIES

	December 31
	2015				2014		2013
			Average maturity (Yrs./mos.)	Taxable equivalent yield
(Dollars in thousands)	Cost	Fair value			Cost	Fair value	Cost	Fair value
Investment securities available for sale:
U.S. Treasury
Within one year	$847,622	$847,023	0/9	1.06%	$88,174	$88,197	$245,510	$245,667
One to five years	828,374	827,859	1/2	0.89	2,538,726	2,541,473	127,713	127,770
Total	1,675,996	1,674,882	0/11	0.97	2,626,900	2,629,670	373,223	373,437
Government agency
Within one year	408,092	408,071	0/8	1.11	359,567	359,669	594,446	595,216
One to five years	90,712	90,589	3/0	2.04	548,795	549,148	1,948,777	1,949,013
Total	498,804	498,660	1/1	1.28	908,362	908,817	2,543,223	2,544,229
Mortgage-backed securities
Within one year	7,839	7,859	0/8	1.36	47,169	47,317	10,703	10,743
One to five years	4,453,084	4,428,968	3/11	2.35	3,458,197	3,461,950	2,221,351	2,192,285
Five to ten years	231,524	231,371	5/10	2.33	122,821	124,037	254,243	243,845
Total	4,692,447	4,668,198	4/0	2.35	3,628,187	3,633,304	2,486,297	2,446,873
Municipal securities
Within one year	—	—	—	—	125	126	—	—
One to five years	—	—	—	—	—	—	186	187
Total	—	—	—	—	125	126	186	187
Other
One to five years	—	—	—	—	—	—	863	830
Five to ten years	8,500	8,500	10/0	6.5	—	—	—	—
Over ten years	2,115	2,160	34/0	3.75	—	—	—	—
Total	10,615	10,660	14/10	5.94	—	—	863	830
Equity securities	7,935	8,893	—	—	—	—	543	22,147
Total investment securities available for sale	6,885,797	6,861,293			7,163,574	7,171,917	5,404,335	5,387,703
Investment securities held to maturity:
Mortgage-backed securities
Within one year	164	166	0/6	5.58	416	433	2	2
One to five years	91	99	3/11	6.77	102	111	831	891
Five to ten years	—	—	—	—	—	—	74	81
Total investment securities held to maturity	255	265	1/9	6.02	518	544	907	974
Total investment securities	$6,886,052	$6,861,558			$7,164,092	$7,172,461	$5,405,242	$5,388,677

Table 12 provides information on investment securities issued by any one issuer exceeding ten percent of shareholders' equity.

Table 12
INVESTMENT SECURITIES - ISSUERS EXCEEDING TEN PERCENT OF SHAREHOLDERS' EQUITY

	December 31, 2015
(Dollars in thousands)	Cost	Fair Value
Federal Home Loan Bank	$353,805	$353,688
Federal Home Loan Mortgage Corporation	1,343,425	1,337,396
Federal National Mortgage Association	4,982,828	2,965,188

Loans and leases

Loans and leases were $20.24 billion at December 31, 2015, a net increase of $1.47 billion, or 7.8 percent, when compared to December 31, 2014. Growth was primarily driven by $1.71 billion of net organic growth in the non-PCI portfolio. The PCI portfolio declined during the year by $236.0 million, reflecting continued loan runoff of $373.6 million, offset by net loans acquired from CCBT which totaled $137.6 million at December 31, 2015. Loans and leases increased by $5.64 billion, or 42.9 percent, from December 31, 2013 to December 31, 2014 primarily due to the Bancorporation merger contribution of $4.49 billion and originated portfolio growth of $1.30 billion.

BancShares reports PCI and non-PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial & industrial or residential mortgage. Table 13 provides the composition of PCI and non-PCI loans and leases for the past five years.

PCI Loans

The PCI portfolio includes loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. All nonrevolving loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the loans are accounted for under the guidance in ASC Topic 310-30. PCI loans and leases are valued at fair value at the date of acquisition.

PCI loans at December 31, 2015 were $950.5 million, representing 4.7 percent of total loans and leases, a decrease of $236.0 million from $1.19 billion at December 31, 2014 reflecting continued loan portfolio runoff.

PCI commercial loans were $593.6 million at December 31, 2015, a decrease of $132.5 million, or 18.2 percent, since December 31, 2014, following a decrease of $55.2 million, or 7.1 percent, between December 31, 2014 and December 31, 2013. The current year reduction in commercial loans reflects runoff in the PCI portfolio offset by the contribution from the CCBT acquisition.

At December 31, 2015, PCI noncommercial loans were $356.9 million, a decrease of $103.5 million, or 22.5 percent, since December 31, 2014. This follows an increase of $212.3 million, or 85.5 percent, between December 31, 2014 and December 31, 2013. The current year decrease results from runoff in the PCI portfolio, offset by the contribution from the CCBT acquisition. The growth in the prior year reflects the Bancorporation contribution and acquired 1st Financial commercial loans, offset by runoff.

Non-PCI Loans and Leases

The non-PCI portfolio includes loans that management has the intent and ability to hold and is reported at the principal balance outstanding, net of deferred loan fees and costs. Non-PCI loans include originated loans, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount at least in part due to credit quality at the time of acquisition. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans at December 31, 2015 were $19.29 billion, an increase of $1.71 billion from $17.58 billion at December 31, 2014. Non-PCI loans represented 95.3 percent and 93.7 percent of total loans and leases at December 31, 2015 and December 31, 2014, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $12.63 billion at December 31, 2015, an increase of $1.42 billion, or 12.7 percent, compared to December 31, 2014 resulting from continued loan growth. This follows an increase of $2.71 billion, or 31.8 percent, between December 31, 2014 and December 31, 2013 primarily due to the Bancorporation merger and originated loan growth.

Non-PCI commercial mortgage loans were $8.27 billion at December 31, 2015. The December 31, 2015 balance increased $721.6 million, or 9.6 percent, since December 31, 2014, following an increase of $1.19 billion, or 18.7 percent, between December 31, 2014 and December 31, 2013. We attribute the growth in 2015 to improving confidence among small business customers and our revenue generating initiatives.

Non-PCI commercial and industrial loans were $2.37 billion at December 31, 2015, an increase of $380.0 million, or 19.1 percent, since December 31, 2014, following an increase of $907.8 million, or 84.0 percent, between December 31, 2014 and December 31, 2013. We observed improved demand for commercial and industrial lending during 2015, which we attribute to our continued focus on small business customers, particularly among medical, dental or other professional customers.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $6.66 billion at December 31, 2015, an increase of $281.7 million, or 4.4 percent, compared to December 31, 2014. This follows an increase of $2.77 billion, or 76.9 percent between December 31, 2014 and December 31, 2013 primarily due to the Bancorporation merger and originated loan growth.

At December 31, 2015, residential mortgage loans were $2.70 billion, an increase of $202.9 million or 8.1 percent since December 31, 2014, following an increase of $1.51 billion, or 153.8 percent, between December 31, 2014 and December 31, 2013. The 2015 increase reflects originated loan growth. While the majority of residential mortgage loans originated in 2015 were sold to investors, other loans, including affordable housing loans, medical mortgage loans and certain construction loans, were originated based on our intent to retain them in the loan portfolio.

At December 31, 2015, revolving mortgage loans were $2.52 billion, decreasing $38.7 million, or 1.5 percent since December 31, 2014, following an increase of $448.5 million, or 21.2 percent, between December 31, 2014 and December 31, 2013. The decrease in 2015 was primarily due to competitive loan pricing. The increase in 2014 was primarily due to the Bancorporation merger.

At December 31, 2015, consumer loans were $1.22 billion, an increase of $102.4 million, or 9.2 percent, compared to December 31, 2014, following an increase of $731.0 million, or 189.2 percent, between December 31, 2014 and December 31, 2013. The 2015 growth primarily reflects increases in indirect auto lending and our credit card portfolio. The increase in 2014 was primarily due to the Bancorporation merger.

Management believes 2015 organic loan growth resulted from improved economic conditions and revenue growth initiatives. Revenue growth initiatives contributed approximately $825.0 million to loan growth in 2015. Management has maintained sound underwriting standards across all loan products while achieving this growth. Continued originated loan growth in 2016 will be dependent on overall economic conditions and will continue to be impacted by intense competition for loans and other external factors. Loan growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Table 13
LOANS AND LEASES

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-PCI loans and leases(1):
Commercial:
Construction and land development	$620,352	$493,133	$319,847	$309,190	$381,163
Commercial mortgage	8,274,548	7,552,948	6,362,490	6,029,435	5,850,245
Other commercial real estate	321,021	244,875	178,754	160,980	144,771
Commercial and industrial	2,368,958	1,988,934	1,081,158	1,038,530	1,019,155
Lease financing	730,778	571,916	381,763	330,679	312,869
Other	314,832	353,833	175,336	125,681	158,369
Total commercial loans	12,630,489	11,205,639	8,499,348	7,994,495	7,866,572
Noncommercial:
Residential mortgage	2,695,985	2,493,058	982,421	822,889	784,118
Revolving mortgage	2,523,106	2,561,800	2,113,285	2,210,133	2,296,306
Construction and land development	220,073	205,016	122,792	131,992	137,271
Consumer	1,219,821	1,117,454	386,452	416,606	497,370
Total noncommercial loans	6,658,985	6,377,328	3,604,950	3,581,620	3,715,065
Total non-PCI loans and leases	$19,289,474	$17,582,967	$12,104,298	$11,576,115	$11,581,637
PCI loans:
Commercial:
Construction and land development	$33,880	$78,079	$78,915	$237,906	$338,873
Commercial mortgage	525,468	577,518	642,891	1,054,473	1,260,589
Other commercial real estate	17,076	40,193	41,381	107,119	158,394
Commercial and industrial	15,182	27,254	17,254	49,463	113,442
Lease financing	—	—	—	—	57
Other	2,008	3,079	866	1,074	1,330
Total commercial loans	593,614	726,123	781,307	1,450,035	1,872,685
Noncommercial:
Residential mortgage	302,158	382,340	213,851	297,926	327,568
Revolving mortgage	52,471	74,109	30,834	38,710	51,552
Construction and land development	—	912	2,583	20,793	105,536
Consumer	2,273	3,014	851	1,771	4,811
Total noncommercial loans	356,902	460,375	248,119	359,200	489,467
Total PCI loans	950,516	1,186,498	1,029,426	1,809,235	2,362,152
Total loans and leases	20,239,990	18,769,465	13,133,724	13,385,350	13,943,789
Less allowance for loan and lease losses	(206,216)	(204,466)	(233,394)	(319,018)	(270,144)
Net loans and leases	$20,033,774	$18,564,999	$12,900,330	$13,066,332	$13,673,645
(1) Non-PCI loans include originated and purchased non-impaired loans, including non-accrual and TDR loans.

Allowance for loan and lease losses (ALLL)

The ALLL was $206.2 million at December 31, 2015, representing an increase of $1.8 million and a decrease of $27.2 million since December 31, 2014 and December 31, 2013, respectively. The ALLL as a percentage of total loans was 1.02 percent at December 31, 2015, compared to 1.09 percent and 1.78 percent at December 31, 2014 and December 31, 2013, respectively.

The decline in the ALLL ratio was due to credit quality improvements in the non-PCI portfolio and the continued runoff in the PCI loan portfolio. Additionally, the decline between 2014 and 2013 was primarily due to the Bancorporation merger where the acquired loan portfolio was recorded at fair market value at acquisition date, thus replacing the historical allowance with a fair value discount.

At December 31, 2015, the ALLL allocated to non-PCI loans was $189.9 million, or 0.98 percent of non-PCI loans and leases, compared to $182.8 million, or 1.04 percent, at December 31, 2014, and $179.9 million, or 1.49 percent, at December 31, 2013.
The increase in reserves was primarily attributable to originated loan growth offset by lower reserves needed due to credit quality improvements. Credit quality improvements are the primary driver of the decline in the ALLL ratio resulting in lower reserve rates applied to loans in the ALLL calculation.

Several credit quality indicators for the non-PCI loan portfolio improved during 2015 which impacted the ALLL calculation. In the commercial non-PCI loan portfolio, credit quality improvements included sustained low net charge-off ratios, lower loan defaults and migration of loans with higher credit risk ratings to lower ratings. The noncommercial non-PCI loan portfolio also experienced low net charge-off trends as well as improved delinquency trends. Additionally, impaired non-PCI loan reserves of $8.5 million were released in 2015 due to improved cash flow, higher collateral values for impaired loans and refinements made to discounted cash flow rate assumptions based on actual historical experience. In accordance with our allowance methodology, reserve factors related to the qualitative component of the ALLL were updated in 2015 resulting in a release of approximately $4.8 million of reserves.

The ALLL allocated to originated non-PCI loans and leases was 1.14 percent of originated non-PCI loans and leases at December 31, 2015, compared to 1.33 percent and 1.49 percent at December 31, 2014 and December 31, 2013, respectively. The decline in the allowance ratio was related to credit improvement in the originated non-PCI loan portfolio and the continued low net charge-off trends discussed above. Originated non-PCI loans were $16.60 billion, $13.72 billion, and $12.10 billion at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

The ALLL of $16.3 million for PCI loans at December 31, 2015 results from post-acquisition deterioration in credit quality for PCI loans. The ALLL for PCI loans was $21.6 million at December 31, 2014, and $53.5 million at December 31, 2013. The ALLL for PCI loans has decreased from both periods primarily due to reversals of previously recorded credit- and timing-related impairment and charge-offs, as well as continued portfolio runoff. The continued decline in 2015 was partially offset by the $3.9 million reclassification between accretable yield and ALLL as previously discussed.

BancShares recorded a $20.7 million net provision expense for loan and lease losses during 2015, compared to net provision expense of $640 thousand for 2014 and a net provision credit of $32.3 million for 2013. The increase in provision expense was due primarily to originated non-PCI loan growth and lower impairment reversals in the PCI loan portfolio.

Provision expense on non-PCI loans was $22.9 million during 2015, compared to $15.3 million and $19.3 million in 2014 and 2013, respectively. The increase in provision expense during the current year primarily resulted from originated loan growth and, to a lesser extent, higher net charge-offs. Net charge-offs on non-PCI loans were $15.9 million, $12.3 million, and $25.8 million for 2015, 2014, and 2013, respectively. On an annualized basis, net charge-offs of non-PCI loans represented 0.09 percent of average non-PCI loans and leases during 2015, compared to 0.09 percent during 2014 and 0.22 percent during 2013.

The PCI loan portfolio net provision credit was $2.3 million during the year ended December 31, 2015, compared to a net provision credit of $14.6 million and $51.5 million during the same periods of 2014 and 2013, respectively. The lower net provision credit was attributable to the continued decline in this portfolio. The decline in provision during 2015 was offset by the $3.9 million reclassification between accretable yield and the ALLL as previously discussed. Net charge-offs on PCI loans were $3.0 million during 2015, compared to $17.3 million and $34.9 million for the same periods of 2014 and 2013, respectively. Net charge-offs of PCI loans represented 0.27 percent, 1.44 percent, and 2.49 percent of average PCI loans for 2015, 2014, and 2013, respectively. PCI loan net charge-offs declined from 2014 in most loan classes, with significant reductions noted in commercial mortgage, commercial and industrial and construction and land development loans.

Management considers the ALLL adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2015, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination. See "Critical Accounting Policies" and Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for the ALLL.

Table 14 provides details of the ALLL and provision components by loan class for the past five years. Table 17 details the allocation of the ALLL among the various loan types.

Table 14
ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan and lease losses at beginning of period	$204,466	$233,394	$319,018	$270,144	$227,765
Reclassification (1)	—	—	7,368	—	—
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	4,773	1,735	2,809	9,665	5,926
Commercial mortgage	(15,822)	(16,746)	(4,485)	18,198	8,744
Other commercial real estate	1,569	(401)	(32)	130	(30)
Commercial and industrial	17,432	10,441	4,333	(4,982)	4,488
Lease financing	1,602	(473)	1,646	498	350
Other	(1,420)	3,007	308	(116)	(71)
Total commercial loans	8,134	(2,437)	4,579	23,393	19,407
Noncommercial:
Residential mortgage	4,202	1,219	2,786	(782)	6,447
Revolving mortgage	(927)	6,301	6,296	8,783	22,316
Construction and land development	541	245	(379)	1,161	2,104
Consumer	10,987	9,932	6,085	7,763	7,266
Nonspecific	—	—	(78)	1,728	259
Total noncommercial loans	14,803	17,697	14,710	18,653	38,392
Total non-PCI provision	22,937	15,260	19,289	42,046	57,799
PCI provision for loan losses	(2,273)	(14,620)	(51,544)	100,839	174,478
Non-PCI Charge-offs:
Commercial:
Construction and land development	(1,012)	(316)	(4,685)	(9,546)	(11,189)
Commercial mortgage	(1,498)	(1,147)	(3,904)	(7,081)	(6,975)
Other commercial real estate	(178)	—	(312)	(254)	(24)
Commercial and industrial	(5,952)	(3,014)	(4,785)	(5,472)	(5,879)
Lease financing	(402)	(100)	(272)	(361)	(579)
Other	—	(13)	(6)	(28)	(89)
Total commercial loans	(9,042)	(4,590)	(13,964)	(22,742)	(24,735)
Noncommercial:
Residential mortgage	(1,619)	(1,260)	(2,387)	(4,790)	(5,566)
Revolving mortgage	(2,925)	(4,744)	(6,064)	(11,341)	(13,940)
Construction and land development	(22)	(118)	(392)	(1,047)	(2,617)
Consumer	(11,696)	(9,787)	(10,311)	(10,288)	(12,429)
Total noncommercial loans	(16,262)	(15,909)	(19,154)	(27,466)	(34,552)
Total non-PCI charge-offs	(25,304)	(20,499)	(33,118)	(50,208)	(59,287)
Non-PCI Recoveries:
Commercial:
Construction and land development	566	207	1,039	445	218
Commercial mortgage	2,027	2,825	996	1,626	945
Other commercial real estate	45	124	109	14	23
Commercial and industrial	909	938	1,213	781	1,025
Lease financing	38	110	107	96	133
Other	91	—	1	4	2
Total commercial loans	3,676	4,204	3,465	2,966	2,346
Noncommercial:
Residential mortgage	861	191	559	529	989
Revolving mortgage	1,173	854	660	698	653
Construction and land development	74	84	209	180	189
Consumer	3,650	2,869	2,396	1,952	1,677
Total noncommercial loans	5,758	3,998	3,824	3,359	3,508
Total non-PCI recoveries	9,434	8,202	7,289	6,325	5,854
Non-PCI loans and leases charged off, net	(15,870)	(12,297)	(25,829)	(43,883)	(53,433)
PCI loans charged off, net	(3,044)	(17,271)	(34,908)	(50,128)	(136,465)
Allowance for loan and lease losses at end of period	$206,216	$204,466	$233,394	$319,018	$270,144
Reserve for unfunded commitments (1)	$379	$333	$357	$7,692	$7,789
(1) During 2013, BancShares modified the ALLL model and the methodology for estimating losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

The provision expense for commercial construction and land development non-PCI loans was $4.8 million for the year ended December 31, 2015, compared to provision expense of $1.7 million for the same period of 2014. The increase in provision expense was primarily due to higher loan growth in 2015 compared to the prior year.

Commercial mortgage non-PCI loans had a net provision credit of $15.8 million in 2015, compared to a net provision credit of $16.7 million in 2014. The net provision credit in both years was primarily the result of improvements in credit risk ratings and lower loan defaults.

The provision expense for other commercial real estate non-PCI loans was $1.6 million in 2015, compared to a net provision credit of $401 thousand in 2014. The increase in provision expense was due to higher loan growth and loan defaults in the current year.

The provision expense for commercial and industrial non-PCI loans was $17.4 million for the year ended December 31, 2015 compared to $10.4 million for the year ended December 31, 2014. The increase was primarily due to higher loan growth in the current year compared to the prior year.

The provision expense for lease financing non-PCI loans was $1.6 million for the year ended December 31, 2015 compared to a net provision credit of $0.5 million for the year ended December 31, 2014. The increase in provision expense was due to higher loan growth and net charge-offs compared to the prior year. The prior year net provision credit resulted from improved credit quality trends, similar to the improvements previously discussed.

The other non-PCI loan class had a net provision credit of $1.4 million for the year ended December 31, 2015, compared to provision expense of $3.0 million for the year ended December 31, 2014. The net provision credit in 2015 was primarily the result of the reversal of previously identified impairment on individually impaired loans.

Provision expense for residential mortgage non-PCI loans was $4.2 million in 2015, compared to $1.2 million in 2014. The increase in provision expense was due to higher loan growth in the current year.

Revolving mortgage non-PCI loans had a net provision credit of $927 thousand in 2015, compared to net provision expense of $6.3 million in 2014. Lower reserves on individually impaired loans and credit quality improvements as previously discussed were the primary drivers of the decline in provision expense.

Table 15 provides trends of the ALLL ratios for the past five years.

Table 15
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

(Dollars in thousands)	2015	2014	2013	2012	2011
Average loans and leases:
PCI	$1,112,286	$1,195,238	$1,403,341	$1,991,091	$2,484,482
Non-PCI	18,415,867	13,624,888	11,760,402	11,569,682	11,565,971
Loans and leases at period end:
PCI	950,516	1,186,498	1,029,426	1,809,235	2,362,152
Non-PCI	19,289,474	17,582,967	12,104,298	11,576,115	11,581,637
Allowance for loan and lease losses allocated to loans and leases:
PCI	$16,312	$21,629	$53,520	$139,972	$89,261
Non-PCI	189,904	182,837	179,874	179,046	180,883
Total	$206,216	$204,466	$233,394	$319,018	$270,144

Net charge-offs to average loans and leases:
PCI	0.27%	1.44%	2.49%	2.52%	5.49%
Non-PCI	0.09	0.09	0.22	0.38	0.46
Total	0.10	0.20	0.46	0.69	1.35
Allowance for loan and lease losses to total loans and leases:
PCI	1.72	1.82	5.20	7.74	3.78
Non-PCI	0.98	1.04	1.49	1.55	1.56
Total	1.02	1.09	1.78	2.38	1.94

The ALLL as a percentage of total loans at December 31, 2015 was 1.02 percent, compared to 1.09 percent and 1.78 percent for December 31, 2014 and December 31, 2013, respectively. The adjusted ALLL (non-GAAP), which includes the ALLL as well as remaining net acquisition fair value adjustments for acquired loans, declined from 2.29 percent of total loans and leases at December 31, 2014 to 1.90 percent of total loans and leases at December 31, 2015. The reduction in the adjusted ALLL resulted primarily from credit quality improvements and continued accretion of acquisition accounting fair value adjustments.

The following non-GAAP reconciliation in Table 16 provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans and leases for the periods presented. Management uses these non-GAAP financial measures to monitor performance and believes this measure provides meaningful information as the remaining unamortized discounts provide coverage for losses similar to the ALLL. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of BancShares' results or financial condition as reported under GAAP.

Table 16
ADJUSTED ALLOWANCE FOR LOAN AND LEASES LOSSES (NON-GAAP)

(Dollars in thousands)	2015	2014	2013	2012	2011
ALLL on non-PCI loans and leases (GAAP)	$189,904	$182,837	$179,874	$179,046	$180,883
Unamortized discount related to non-PCI loans and leases (GAAP)	41,124	61,173	—	—	—
Adjusted ALLL on non-PCI loans and leases (non-GAAP)	231,028	244,010	179,874	179,046	180,883

ALLL on PCI loans (GAAP)	16,312	21,629	53,520	139,972	89,261
Unamortized discount related to PCI loans (GAAP)	137,819	164,538	157,258	314,935	688,467
Adjusted ALLL on PCI loans (non-GAAP)	154,131	186,167	210,778	454,907	777,728

Total ALLL (GAAP)	206,216	204,466	233,394	319,018	270,144
Net acquisition accounting fair value discounts on loans and leases (GAAP)	178,943	225,711	157,258	314,935	688,467
Adjusted ALLL (non-GAAP)	385,159	430,177	390,652	633,953	958,611

Adjusted ALLL to total loans and leases (non-GAAP):
Non-PCI	1.20%	1.39%	1.49%	1.55%	1.56%
PCI	16.22	15.69	20.48	25.14	32.92
Total	1.90	2.29	2.97	4.74	6.87

Table 17 details the allocation of the ALLL among the various loan types. See Note E in the Notes to Consolidated Financial Statements for additional disclosures regarding the ALLL.

Table 17
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2015		2014		2013		2012		2011
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Allowance for loan and lease losses allocated to:
Non-PCI loans and leases
Commercial:
Construction and land development - commercial	$16,288	3.1%	$11,961	2.9%	$10,335	2.4%	$6,031	2.3%	$5,467	2.7%
Commercial mortgage	69,896	40.8	85,189	40.3	100,257	48.5	80,229	45.0	67,486	36.6
Other commercial real estate	2,168	1.6	732	1.3	1,009	1.4	2,059	1.2	2,169	1.0
Commercial and industrial	43,116	11.7	30,727	10.6	22,362	8.2	14,050	7.8	23,723	12.7
Lease financing	5,524	3.6	4,286	3.0	4,749	2.9	3,521	2.5	3,288	2.2
Other	1,855	1.6	3,184	1.9	190	1.3	1,175	0.9	1,315	1.2
Total commercial	138,847	62.4	136,079	60.0	138,902	64.7	107,065	59.7	103,448	56.4
Noncommercial:
Residential mortgage	14,105	13.3	10,661	13.4	10,511	7.5	3,836	6.1	8,879	5.6
Revolving mortgage	15,971	12.5	18,650	13.7	16,239	16.1	25,185	16.6	27,045	16.5
Construction and land development - noncommercial	1,485	1.1	892	0.6	681	1.0	1,721	1.0	1,427	1.0
Consumer	19,496	6.0	16,555	6.0	13,541	2.9	25,389	3.1	25,962	3.6
Total noncommercial	51,057	32.9	46,758	33.7	40,972	27.5	56,131	26.8	63,313	26.7
Nonspecific(1)	—		—		—		15,850		14,122
Total allowance for non-PCI loan and lease losses	189,904	95.3	182,837	93.7	179,874	92.2	179,046	86.5	180,883	83.1
PCI loans	16,312	4.7	21,629	6.3	53,520	7.8	139,972	13.5	51,248	16.9
Total allowance for loan and lease losses	$206,216	100.0%	$204,466	100.0%	$233,394	100.0%	$319,018	100.0%	$232,131	100.0%

(1) During 2013, in connection with modifications to the ALLL model, the balance previously identified as nonspecific was allocated to various loan classes.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans. The accrual of interest on non-PCI loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Non-PCI loans and leases are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest. Accretion of income for PCI loans is discontinued when we are unable to estimate the amount or timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date, including at maturity when no formal repayment plan has been established. PCI loans may begin or resume accretion of income if information becomes available that allows us to estimate the amount and timing of future cash flows.

Potential problem loans include loans on nonaccrual status or past due as disclosed in Table 18 and troubled debt restructurings (TDRs) as disclosed in Table 19. In addition, impaired, accruing non-PCI loans less than 90 days past due that have not been restructured as a TDR are closely monitored by management and were $15.5 million at December 31, 2015

Table 18 provides details on nonperforming assets and other risk elements.

Table 18
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2015	2014	2013	2012	2011
Nonaccrual loans and leases:
Non-PCI	$95,854	$44,005	$53,170	$89,845	$52,741
PCI	7,579	33,422	28,493	74,479	302,102
Other real estate	65,559	93,436	83,979	146,090	198,998
Total nonperforming assets	$168,992	$170,863	$165,642	$310,414	$553,841

Nonaccrual loans and leases:
Covered under loss share agreements	$2,992	$27,020	$28,493	$74,479	$302,102
Not covered under loss share agreements	100,441	50,407	53,170	89,845	52,741
Other real estate owned:
Covered	6,817	22,982	47,081	102,577	148,599
Noncovered	58,742	70,454	36,898	43,513	50,399
Total nonperforming assets	$168,992	$170,863	$165,642	$310,414	$553,841

Loans and leases at December 31:
Covered	$272,554	$485,308	$1,029,426	$1,809,235	$2,362,152
Noncovered	19,967,436	18,284,157	12,104,298	11,576,115	11,581,637

Accruing loans and leases 90 days or more past due
Non-PCI	3,315	11,250	8,784	11,272	14,840
PCI	73,751	104,430	193,892	281,000	292,194
Interest income recognized on nonperforming loans and leases	3,204	1,364	2,062	10,374	8,589
Interest income that would have been earned on nonperforming loans and leases had they been performing	9,628	6,600	18,430	27,397	23,326
Ratio of nonperforming assets to total loans, leases, and other real estate owned:
Covered	3.51%	9.84%	7.02%	9.26%	17.95%
Noncovered	0.79	0.66	0.74	1.15	0.89
Total	0.83	0.91	1.25	2.29	3.92

For the year, nonperforming assets decreased by $1.9 million, or 1.1 percent, compared to December 31, 2014 and increased by $3.4 million, or 2.02 percent, compared to December 31, 2013. At December 31, 2015, BancShares’ nonperforming assets, including nonaccrual loans and OREO, amounted to $169.0 million, or 0.83 percent, of total loans and leases plus OREO, compared to $170.9 million, or 0.91 percent, at December 31, 2014 and $165.6 million, or 1.25 percent, at December 31, 2013.

The decline in nonperforming assets from December 31, 2014 results from a $27.9 million decline in OREO due to problem asset resolutions and a $25.8 million decline in nonaccrual PCI loans from December 31, 2014 due to resolutions of impaired loans. These reductions were offset by a $51.8 million increase in nonaccrual non-PCI loans and leases due to an increase in commercial mortgage and residential mortgage loans being placed on nonaccrual status. Additionally, approximately $8.4 million of residential and revolving mortgage loans were moved to nonaccrual status from past due resulting from system enhancements in the first quarter of 2015. The increase in nonperforming assets between December 31, 2013 and December 31, 2014 primarily resulted from OREO acquired in the Bancorporation merger and an increase in nonaccrual non-PCI loans.

OREO includes foreclosed property and branch facilities that we have closed, but not sold. Noncovered OREO was $58.7 million at December 31, 2015, compared to $70.5 million at December 31, 2014, and $36.9 million at December 31, 2013. The $11.7 million decrease from December 31, 2014 was primarily due to sales outpacing new additions, while the $33.6 million increase between December 31, 2014 and December 31, 2013 primarily resulted from OREO acquired in the Bancorporation merger.

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

TROUBLED DEBT RESTRUCTURINGS

In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. The majority of restructured loans are to customers that are currently performing under existing terms but may be unable to do so in the near future without a modification. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases in Table 18. Nonperforming assets listed in Table 18 do not include performing TDRs, which are accruing interest based on the restructured terms. See Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for TDRs.
Total PCI and non-PCI loans classified as TDRs as of December 31, 2015 were $144.8 million, compared to $151.5 million at December 31, 2014 and $206.8 million at December 31, 2013. At December 31, 2015, accruing TDRs were $113.3 million, a decrease of $22.7 million and $62.7 million from December 31, 2014 and December 31, 2013, respectively. At December 31, 2015, nonaccruing TDRs were $31.5 million, reflecting respective increases of $16.0 million and $746 thousand from December 31, 2014 and December 31, 2013. The increase in nonaccruing TDRs from the prior year was primarily related to a few significant commercial loan relationships restructured and placed on nonaccrual status in the current year, as well as an increase in residential and revolving mortgage TDRs on nonaccrual status.
Table 19 provides further details on performing and nonperforming TDRs for the last five years.

Table 19
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011
Accruing TDRs:
PCI	$29,231	$44,647	$90,829	$164,256	$126,240
Non-PCI	84,065	91,316	85,126	89,133	123,796
Total accruing TDRs	$113,296	$135,963	$175,955	$253,389	$250,036
Nonaccruing TDRs:
PCI	$1,420	$2,225	$11,479	$28,951	$43,491
Non-PCI	30,127	13,291	19,322	50,830	29,534
Total nonaccruing TDRs	$31,547	$15,516	$30,801	$79,781	$73,025
All TDRs:
PCI	$30,651	$46,872	$102,308	$193,207	$169,731
Non-PCI	114,192	104,607	104,448	139,963	153,330
Total TDRs	$144,843	$151,479	$206,756	$333,170	$323,061

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $18.96 billion as of December 31, 2015, an increase of $24.9 million from December 31, 2014, resulting from a $64.5 million increase in interest-bearing deposit accounts and $350.0 million in additional Federal Home Loan Bank borrowings during 2015. These increases were offset by subordinated debt maturities of $199.9 million, maturities of FHLB advances of $80.0 million and a reduction in other short-term borrowings. Average interest-bearing liabilities increased $3.71 billion, or by 24.3 percent, from 2014 to 2015 primarily due to organic growth in interest-bearing deposits and the addition of

$1.88 billion in money market accounts and $864.0 million in time deposits from the full year impact of the Bancorporation merger.

DEPOSITS

At December 31, 2015, total deposits were $26.93 billion, an increase of $1.25 billion, or 4.9 percent, since December 31, 2014. The increase was due primarily to organic growth in demand, checking with interest and savings accounts, offset by runoff in time deposits. Demand deposits increased by $1.19 billion during 2015, following an increase of $2.84 billion during 2014. Time deposits decreased by $410.9 million during 2015, following an increase of $631.9 million in 2014. Total deposits increased by $7.80 billion, or 43.7 percent, between December 31, 2014 and December 31, 2013 primarily as a result of the Bancorporation merger.

Table 20 provides deposit balances as of December 31, 2015, December 31, 2014 and December 31, 2013.

Table 20
DEPOSITS

	December 31
(Dollars in thousands)	2015	2014	2013
Demand	$9,274,470	$8,086,784	$5,241,817
Checking with interest	4,445,353	4,091,333	2,445,972
Money market accounts	8,205,705	8,264,811	6,306,942
Savings	1,909,021	1,728,504	1,004,097
Time	3,096,206	3,507,145	2,875,238
Total deposits	$26,930,755	$25,678,577	$17,874,066

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

Table 21
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in thousands)	December 31, 2015
Time deposits maturing in:
Three months or less	$432,154
Over three months through six months	209,766
Over six months through 12 months	330,991
More than 12 months	292,833
Total	$1,265,744
SHORT-TERM BORROWINGS
At December 31, 2015, short-term borrowings were $594.7 million compared to $987.2 million at December 31, 2014. The decline was due to maturities of $80.0 million in FHLB borrowings and $199.9 million in subordinated debt. Additionally, master notes declined by $410.3 million while repurchase agreements increased by $297.8 million, resulting from a migration from master notes to repurchase agreements as the master notes product was discontinued during 2015. Table 22 provides information on short-term borrowings.

Table 22
SHORT-TERM BORROWINGS

	2015		2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Master notes
At December 31	$—	—%	$410,258	0.35%	$411,907	0.42%
Average during year	133,001	0.35	479,937	0.34	463,933	0.4
Maximum month-end balance during year	417,924		544,084		487,126
Repurchase agreements
At December 31	592,182	0.28	294,426	0.25	96,960	0.34
Average during year	606,357	0.24	159,696	0.22	108,612	0.29
Maximum month-end balance during year	747,206		328,452		120,167
Federal funds purchased
At December 31	2,551	0.12	2,551	0.12	2,551	0.13
Average during year	2,551	0.12	2,551	0.13	2,551	0.13
Maximum month-end balance during year	2,551		2,551		2,551
Notes payable to Federal Home Loan Banks
At December 31	—	—	80,000	3.34	—	—
Average during year	22,192	2.61	57,507	2.77	21,329	2.60
Maximum month-end balance during year	80,000		80,000		25,000
Subordinated notes payable
At December 31	—	—	199,949	5.96	—	—
Average during year	70,193	2.34	92,179	3.22	—	—
Maximum month-end balance during year	200,000		199,949		—

Long-term obligations
Long-term obligations were $704.2 million at December 31, 2015, an increase of $352.8 million from December 31, 2014 primarily due to additional FHLB borrowings of $350.0 million in 2015 to mitigate interest rate risk from long-term fixed-rate loans.
At December 31, 2015 and December 31, 2014, long-term obligations included $132.5 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
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

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines. In the aggregate, these items represented a net decrease in shareholders' equity of $64.4 million at December 31, 2015, compared to a net reduction of $53.0 million at December 31, 2014. The $11.5 million reduction in AOCI from December 31, 2014 primarily reflects a decrease in unrealized gains on investment securities available for sale, net of the change in the funded status of our defined benefit pension plans.

During the fourth quarter of 2015, our board approved a stock repurchase plan that provides for the purchase of up to 100,000 shares of Class A common stock beginning on November 1, 2015 and continuing through October 31, 2016. As of December 31, 2015, no purchases had occurred pursuant to that authorization.

During the third quarter of 2014, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 11,000,000 to 16,000,000. In connection with the Bancorporation merger, 167,600 and 45,900 shares of Class A and Class B common stock that were previously held by Bancorporation were retired.

Bank regulatory agencies have approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. Under Basel III, minimum requirements increase for both the quantity and quality of capital held by BancShares. Basel III includes a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50 percent, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00 percent to 6.00 percent, requires a minimum ratio of total capital to risk-weighted assets of 8.00 percent, and requires a minimum Tier 1 leverage ratio of 4.00 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under Basel III. Basel III also revised the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for Basel III became effective for BancShares on January 1, 2015, with full compliance with all Basel III requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2015, BancShares continues to exceed minimum capital standards and remains well-capitalized under the new rules. Table 23 provides information on capital adequacy for BancShares as of December 31, 2015, 2014 and 2013.

Table 23
ANALYSIS OF CAPITAL ADEQUACY

(Dollars in thousands)	December 31, 2015 (1)	December 31, 2014	December 31, 2013	Regulatory minimum (2)	Well-capitalized requirement (2)
Tier 1 risk-based capital	$2,831,242	$2,690,324	$2,103,926
Tier 2 risk-based capital	308,970	213,799	211,653
Total risk-based capital	$3,140,212	$2,904,123	$2,315,579
Common equity Tier 1 capital (3)	$2,799,163	N/A	N/A
Risk-adjusted assets	22,376,034	19,770,656	14,129,065
Risk-based capital ratios
Tier 1 risk-based capital	12.65%	13.61%	14.89%	6.00%	8.00%
Common equity Tier 1 (3)	12.51	N/A	N/A	4.50	6.50
Total risk-based capital	14.03	14.69	16.39	8.00	10.00
Tier 1 leverage ratio	8.96	8.91	9.80	4.00	5.00
(1) December 31, 2015 calculated under Basel III guidelines, which became effective January 1, 2015.
(2) Regulatory minimum and well-capitalized requirements are based on 2015 Basel III regulatory capital guidelines.
(3) Common equity Tier 1 capital and ratio requirements were established under Basel III guidelines; therefore, this data is not applicable for periods prior to January 1, 2015.

The implementation of Basel III resulted in a decrease in our Tier 1 capital ratio and total capital ratio at December 31, 2015 due to the phasing out of trust preferred securities from Tier 1 to Tier 2 capital. Risk-weighted assets have also increased due to organic loan growth, increased unfunded commitments and the expiration of loss share coverage on lower risk-weighted covered loans. As aligned with expectations and incorporated in our capital planning process, BancShares remained well capitalized with a leverage capital ratio of 8.96 percent, Tier 1 risk-based capital ratio of 12.65 percent, common equity Tier 1 ratio of 12.51 percent and total risk-based capital ratio of 14.03 percent under Basel III guidelines at December 31, 2015.

BancShares had $32.1 million of trust preferred capital securities included in Tier 1 capital at December 31, 2015, compared to $128.5 million and $93.5 million at December 31, 2014 and December 31, 2013, respectively. The decrease during 2015 was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital, with the remaining 25 percent to be phased out on January 1, 2016. Elimination of all trust preferred capital securities from the December 31, 2015 capital structure would result in a proforma Tier 1 leverage capital ratio of 8.85 percent and Tier 1 risk-based capital ratio of 12.51 percent. After the 2016 full phaseout, BancShares expects to continue to remain well capitalized under current regulatory guidelines. The increase in trust preferred securities included in Tier 1 capital of $35.0 million from 2013 to 2014 was due to the Bancorporation merger.

At December 31, 2015, Tier 2 capital of BancShares included $6.0 million of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018 and $96.4 million of trust preferred capital securities that were excluded from Tier 1 capital as a result of Basel III implementation. At December 31, 2014, Tier 2 capital of BancShares included $9.0 million of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures.

RISK MANAGEMENT

Risk is inherent in any business and, as is the case with other management functions, senior management has primary responsibility for day-to-day management of the risks we face.  The Board of Directors strive to ensure that risk management is part of the business culture and that policies and procedures for assessing, monitoring, and limiting risk are part of the daily decision-making process. The Board of Director’s role in risk oversight is an integral part of our overall enterprise risk management framework.  The Board of Directors administers its risk oversight function primarily through committees which may be established as separate or joint committees of the board, including a joint Risk Committee that oversees enterprise-wide risk management.
The Risk Committee structure is designed to allow for information flow and escalation of risk related issues. Among the duties and responsibilities as may be assigned from time to time by the Board of Directors, the Risk Committee is directed to monitor and advise the board regarding risk exposures, including credit, market, liquidity, operational, compliance, legal, strategic and reputational risks; review, approve and monitor adherence to risk appetite and supporting risk tolerance levels; evaluate, monitor and oversee the adequacy and effectiveness of the risk management framework; and review reports of examination by and communications from regulatory agencies, and the results of internal and third party testing, analyses and reviews, related to risks, risk management, and any other matters within the scope of the Risk Committee’s oversight responsibilities, and monitor and review management’s response to any noted issues. In addition, the Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks and other areas of joint responsibility.
The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests are available to the public. In combination with other risk management and monitoring practices, the results of stress testing activities will be considered as part of our risk management program.
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Loans and leases, other than acquired loans, were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCI or non-PCI, were recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both acquired and originated loans to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL that accounts for losses are inherent in the loan and lease portfolio.
We maintain a well-diversified loan and lease portfolio and seek to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk, such as our concentrations of real estate secured loans, revolving mortgage loans and medical- and dental-related loans.
We have historically carried a significant concentration of real estate secured loans. Within our loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2015, loans secured by real estate were $15.59 billion, or 77.0 percent, of total loans and leases compared to $14.70 billion, or 78.3 percent, of total loans and leases at December 31, 2014, and $11.09 billion, or 84.4 percent, at December 31, 2013.

Table 24
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2015
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	44.0%
South Carolina	19.6
California	8.5
Virginia	7.5
Georgia	4.6
Florida	3.7
Colorado	2.5
Washington	2.3
Tennessee	1.8
All other locations	5.5

Among real estate secured loans, our revolving mortgage loans (also known as Home Equity Lines of Credit or HELOCs) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate amounted to $2.58 billion, or 12.7 percent, of total loans at December 31, 2015, compared to $2.64 billion, or 14.0 percent, at December 31, 2014, and $2.14 billion, or 16.3 percent, at December 31, 2013.
Except for loans acquired through mergers and acquisitions, we have not purchased revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 80.3 percent of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 35.7 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 64.3 percent are secured by junior liens.
We actively monitor the portion our HELOC loans that are in the interest-only period and when they will mature. Approximately 82.4 percent of outstanding balances at December 31, 2015, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5 percent of the outstanding balance or $100. When HELOC loans switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. As of December 31, 2015, approximately 5 percent of the HELOC portfolio is due to mature by the end of 2017 with remaining loan maturities spread similarly over future years thereafter. In the normal course of business, the bank will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.
Loans and leases to borrowers in medical, dental or related fields were $4.28 billion as of December 31, 2015, which represents 21.2 percent of total loans and leases, compared to $4.16 billion or 22.2 percent of total loans and leases at December 31, 2014, and $3.34 billion or 25.4 percent of total loans and leases at December 31, 2013. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2015.
Interest rate risk management
Interest rate risk (IRR) results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts, and from short-term and long-term interest rates changing in different magnitudes.

We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the current low level of interest rates and competitive pressures that constrain our ability to further reduce deposit interest rates, it is unlikely that the rates on most interest-bearing liabilities can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration from low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates. Table 25 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of December 31, 2015 and 2014.

Table 25
NET INTEREST INCOME SENSITIVITY SIMULATION ANAYLYSIS

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	December 31, 2015	December 31, 2014
+100	2.78%	2.90%
+200	2.80	4.10
+300	(0.75)	2.40

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Table 26 presents the EVE profile as of December 31, 2015 and 2014.

Table 26
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	December 31, 2015	December 31, 2014
+100	3.18%	2.80%
+200	1.53	2.20
+300	(3.92)	(0.90)

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP. See Note R in the Notes to Consolidated Financial Statements, "Derivatives," for additional discussion of this interest rate swap.

Table 27 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

Table 27
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2015, maturing
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans and leases:
Secured by real estate	$976,149	$4,978,886	$9,631,105	$15,586,140
Commercial and industrial	659,930	869,539	854,670	2,384,139
Other	458,596	1,194,364	616,751	2,269,711
Total loans and leases	2,094,675	7,042,789	11,102,526	20,239,990
Loans maturing after one year with:
Fixed interest rates		$6,055,436	$7,587,700	$13,643,136
Floating or adjustable rates		987,353	3,514,826	4,502,179
Total		$7,042,789	$11,102,526	$18,145,315

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary sources of liquidity are our retail deposit book due to the generally stable balances and low cost it offers, cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities which were $3.96 billion at December 31, 2015 compared to $4.29 billion at December 31, 2014. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $520.3 million as of December 31, 2015, and we had sufficient collateral pledged to secure $5.57 billion of additional borrowings. We also maintain Federal Funds lines and other borrowing facilities which had $740.0 million of available capacity at December 31, 2015.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 28 identifies significant obligations and commitments as of December 31, 2015 representing required and potential cash outflows. See Note U for additional information regarding total commitments.

Table 28
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$2,359,710	$568,008	$168,488	$—	$3,096,206
Short-term borrowings	594,733	—	—	—	594,733
Long-term obligations	3,401	148,672	507	551,575	704,155
Operating leases	18,543	25,432	13,629	43,407	101,011
Estimated payment to FDIC due to claw-back provisions under loss share agreements	—	—	106,622	45,495	152,117
Total contractual obligations	$2,976,387	$742,112	$289,246	$640,477	$4,648,222
Commitments:
Loan commitments	$4,085,288	$834,970	$420,731	$2,609,517	$7,950,506
Standby letters of credit	63,819	13,954	166	—	77,939
Affordable housing partnerships	21,155	20,006	273	378	41,812
Total commitments	$4,170,262	$868,930	$421,170	$2,609,895	$8,070,257

FOURTH QUARTER ANALYSIS
For the quarter ended December 31, 2015, BancShares reported consolidated net income of $42.7 million, compared to $62.9 million for the corresponding period of 2014. Per share income was $3.56 for the fourth quarter of 2015 and $5.24 for the same period a year ago.
Net interest income increased $13.5 million, or by 6.2 percent, to $230.7 million from the fourth quarter of 2014. Loan interest income was up $5.6 million as a result of higher interest income from originated loan growth, offset by loan yield compression as a result of the continued PCI loan portfolio runoff. The PCI portfolio yield continues to be replaced with higher quality, lower yielding loans. Investment securities interest income improved by $3.8 million as matured cash flows were reinvested into higher yielding investments. Interest expense declined by $3.7 million due to reduced borrowing and deposit funding costs.
The taxable-equivalent net interest margin for the fourth quarter of 2015 was 3.12 percent, an increase by 3 basis points from the same quarter in the prior year. The margin improvement was due to originated loan growth, improvement in investment yields and lower borrowing and deposit funding rates, partially offset by loan yield compression.
Provision expense for loan and lease losses was $7.0 million during the fourth quarter of 2015, compared to $8.3 million for the fourth quarter of 2014. The decline was primarily due to improved credit quality in the loan portfolio, offset by higher net charge-offs on non-PCI loans and a lower net provision credit on PCI loans.
Noninterest income was $99.1 million, down by $36.6 million from the fourth quarter of 2014. The decline was primarily driven by the recognition of a $29.1 million gain in the fourth quarter of 2014 related to Bancorporation shares of stock owned by BancShares that were canceled on the merger date and higher 2015 adjustments to the FDIC receivable of $9.2 million. These decreases were partially offset by a $4.3 million increase in recoveries of PCI loans previously charged-off.
Noninterest expense was $255.9 million, down by $1.3 million from the same quarter last year. The decline was primarily the result of decreases in foreclosure-related and merger-related expenses of $5.6 million and $2.8 million, respectively. These decreases were partially offset by a $6.7 million increase in employee benefits due to higher pension and healthcare costs.
Income tax expense was $24.2 million for the fourth quarter of 2015, down from $24.5 million in the fourth quarter of 2014, representing effective tax rates of 36.1 percent and 28.1 percent during the respective periods. The lower effective tax rate during the fourth quarter of 2014 resulted primarily from the impact of the tax benefit of the Bancorporation shares of stock owned by BancShares at the date of acquisition.
Table 29 provides quarterly information for each of the quarters in 2015 and 2014. Table 30 analyzes the components of changes in net interest income between the fourth quarter of 2015 and 2014.

Table 29
SELECTED QUARTERLY DATA

	2015				2014
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$241,861	$249,825	$246,013	$231,510	$232,122	$177,621	$177,311	$173,394
Interest expense	11,142	10,454	11,363	11,345	14,876	11,399	11,613	12,463
Net interest income	230,719	239,371	234,650	220,165	217,246	166,222	165,698	160,931
Provision for loan and lease losses	7,046	107	7,719	5,792	8,305	1,537	(7,299)	(1,903)
Net interest income after provision for loan and lease losses	223,673	239,264	226,931	214,373	208,941	164,685	172,997	162,834
Gain on acquisition	—	—	—	42,930	—	—	—	—
Noninterest income	99,135	109,750	107,450	107,823	135,711	78,599	66,589	62,314
Noninterest expense	255,886	260,172	264,691	258,166	257,216	201,810	199,020	191,030
Income before income taxes	66,922	88,842	69,690	106,960	87,436	41,474	40,566	34,118
Income taxes	24,174	32,884	25,168	39,802	24,540	14,973	13,880	11,639
Net income	$42,748	$55,958	$44,522	$67,158	$62,896	$26,501	$26,686	$22,479
Net interest income, taxable equivalent	$232,147	$240,930	$236,456	$221,452	$218,436	$167,150	$166,570	$161,694
PER SHARE DATA
Net income	$3.56	$4.66	$3.71	$5.59	$5.24	$2.76	$2.77	$2.34
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	258.17	226.00	263.04	259.69	252.79	216.63	245.00	240.75
Book value at period end	239.14	238.34	232.62	230.53	223.77	224.75	222.91	218.29
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$31,753,223	$31,268,774	$30,835,749	$30,414,322	$30,376,207	$22,092,940	$22,017,501	$21,867,243
Investment securities	6,731,183	7,275,290	7,149,691	6,889,752	7,110,799	5,616,730	5,629,467	5,606,723
Loans and leases (PCI and non-PCI)	20,059,556	19,761,145	19,354,823	18,922,028	18,538,553	13,670,217	13,566,612	13,459,945
Interest-earning assets	29,565,715	29,097,839	28,660,246	28,231,922	28,064,279	20,351,369	20,304,777	20,139,131
Deposits	27,029,650	26,719,713	26,342,821	25,833,068	25,851,672	18,506,778	18,561,927	18,492,310
Long-term obligations	704,465	548,214	473,434	460,713	404,363	313,695	398,615	500,805
Interest-bearing liabilities	18,933,443	18,911,455	18,933,611	19,171,958	19,011,554	13,836,025	14,020,480	14,189,227
Shareholders’ equity	$2,867,177	$2,823,967	$2,781,648	$2,724,719	$2,712,905	$2,150,119	$2,120,275	$2,089,457
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	9,618,941	9,618,941	9,618,941
SELECTED QUARTER-END BALANCES
Total assets	$31,475,934	$31,449,824	$30,896,855	$30,862,932	$30,075,113	$21,937,665	$22,057,876	$22,149,897
Investment securities	6,861,548	6,690,879	7,350,545	7,045,550	7,172,435	5,648,701	5,538,859	5,677,019
Loans and leases:
PCI	950,516	1,044,064	1,123,239	1,252,545	1,186,498	996,280	1,109,933	1,270,818
Non-PCI	19,289,474	18,811,742	18,396,946	17,844,414	17,582,967	12,806,511	12,415,023	12,200,226
Deposits	26,930,755	26,719,375	26,511,896	26,300,830	25,678,577	18,406,941	18,556,758	18,763,545
Long-term obligations	704,155	705,418	475,568	468,180	351,320	313,768	314,529	440,300
Shareholders’ equity	$2,872,109	$2,862,528	$2,793,890	$2,768,719	$2,687,594	$2,161,881	$2,144,181	$2,099,730
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	9,618,941	9,618,941	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.53%	0.71%	0.58%	0.90%	0.82%	0.48%	0.49%	0.42%
Rate of return on average shareholders’ equity (annualized)	5.92	7.86	6.42	10.00	9.20	4.89	5.05	4.36
Net yield on interest-earning assets (taxable equivalent)	3.12	3.29	3.31	3.18	3.09	3.26	3.29	3.26
Allowance for loan and lease losses to loans and leases:
PCI	1.72	1.68	1.38	1.41	1.82	2.59	2.64	3.54
Non-PCI	0.98	1.00	1.05	1.05	1.04	1.37	1.43	1.46
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	3.51	3.72	4.70	8.42	9.84	11.98	10.97	9.34
Noncovered	0.79	0.77	0.73	0.77	0.66	0.73	0.64	0.73
Tier 1 risk-based capital ratio	12.65	12.77	12.66	12.92	13.61	14.23	14.58	14.53
Common equity Tier 1 ratio	12.51	12.63	12.52	12.77	N/A	N/A	N/A	N/A
Total risk-based capital ratio	14.03	14.18	14.10	14.42	14.69	15.57	15.93	16.02
Leverage capital ratio	8.96	8.97	8.92	8.90	8.91	9.77	9.69	9.63
Dividend payout ratio	8.43	6.44	8.09	5.37	5.73	10.87	10.83	12.82
Average loans and leases to average deposits	74.21	73.96	73.47	73.25	71.71	73.87	73.09	72.79

Table 30
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2015			2014			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$20,059,556	$218,048	4.32%	$18,538,553	$212,058	4.54%	$16,838	$(10,848)	$5,990
Investment securities:
U. S. Treasury	1,686,269	3,092	0.73	2,683,820	5,405	0.80	(1,925)	(388)	(2,313)
Government agency	599,048	1,282	0.86	1,012,044	901	0.36	(628)	1,009	381
Mortgage-backed securities	4,437,936	18,632	1.68	3,411,011	13,122	1.54	4,135	1,375	5,510
State, county and municipal	—	—	—	621	12	7.73	(12)	—	(12)
Other	7,930	205	10.30	3,303	126	15.13	148	(69)	79
Total investment securities	6,731,183	23,211	1.38	7,110,799	19,566	1.10	1,718	1,927	3,645
Overnight investments	2,774,976	2,030	0.29	2,414,927	1,689	0.28	267	74	341
Total interest-earning assets	29,565,715	$243,289	3.27%	28,064,279	$233,313	3.30%	$18,823	$(8,847)	$9,976
Cash and due from banks	492,663			562,240
Premises and equipment	1,129,809			1,129,128
Receivable from FDIC for loss share agreements	11,773			45,980
Allowance for loan and lease losses	(205,876)			(198,915)
Other real estate owned	65,043			104,095
Other assets	694,096			669,400
Total assets	$31,753,223			$30,376,207

Liabilities
Interest-bearing deposits:
Checking with interest	$4,234,147	$204	0.02%	$4,332,424	$379	0.03%	$(37)	$(138)	$(175)
Savings	1,887,520	142	0.03	1,206,860	91	0.03	51	—	51
Money market accounts	8,175,228	1,605	0.08	8,332,418	1,721	0.08	(74)	(42)	(116)
Time deposits	3,200,354	2,900	0.36	3,649,803	4,062	0.44	(462)	(700)	(1,162)
Total interest-bearing deposits	17,497,249	4,851	0.11	17,521,505	6,253	0.14	(522)	(880)	(1,402)
Repurchase agreements	728,526	471	0.26	328,470	139	0.17	214	118	332
Other short-term borrowings	3,203	7	1.39	757,216	4,208	2.21	(3,418)	(783)	(4,201)
Long-term obligations	704,465	5,813	3.30	404,363	4,276	4.23	2,825	(1,288)	1,537
Total interest-bearing liabilities	18,933,443	$11,142	0.23%	19,011,554	$14,876	0.31%	$2,517	$(2,833)	$467
Demand deposits	9,532,401			8,330,167
Other liabilities	420,202			321,581
Shareholders' equity	2,867,177			2,712,905
Total liabilities and shareholders' equity	$31,753,223			$30,376,207
Interest rate spread			3.04%			2.99%
Net interest income and net yield
on interest-earning assets		$232,147	3.12%		$218,436	3.09%	$16,306	$(6,014)	$10,292
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $8.0 million and $4.4 million for the three months ended December 31, 2015 and 2014, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 5.5 percent and 6.2 percent for the three months ended December 31, 2015 and 2014, respectively. The taxable-equivalent adjustment was $1,428 and $1,190 for the three months ended December 31, 2015 and 2014, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

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

No changes in BancShares' internal control over financial reporting occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares' management believes that, as of December 31, 2015, BancShares' internal control over financial reporting is effective based on those criteria.

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

We have audited First Citizens BancShares, Inc. and Subsidiaries’ (BancShares) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the BancShares’ internal control over financial reporting based on our audit.

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

In our opinion, First Citizens BancShares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (BancShares) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of BancShares’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancShares’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
February 24, 2016

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$534,086	$604,182
Overnight investments	2,063,132	1,724,919
Investment securities available for sale (cost of $6,885,797 at December 31, 2015 and $7,163,574 at December 31, 2014)	6,861,293	7,171,917
Investment securities held to maturity (fair value of $265 at December 31, 2015 and $544 at December 31, 2014)	255	518
Loans held for sale	59,766	63,696
Loans and leases	20,239,990	18,769,465
Allowance for loan and lease losses	(206,216)	(204,466)
Net loans and leases	20,033,774	18,564,999
Premises and equipment	1,135,829	1,125,081
Other real estate owned:
Covered under loss share agreements	6,817	22,982
Not covered under loss share agreements	58,742	70,454
Income earned not collected	70,036	57,254
FDIC loss share receivable	4,054	28,701
Goodwill	139,773	139,773
Other intangible assets	90,986	106,610
Other assets	417,391	394,027
Total assets	$31,475,934	$30,075,113
Liabilities
Deposits:
Noninterest-bearing	$9,274,470	$8,086,784
Interest-bearing	17,656,285	17,591,793
Total deposits	26,930,755	25,678,577
Short-term borrowings	594,733	987,184
Long-term obligations	704,155	351,320
FDIC loss share payable	126,453	116,535
Other liabilities	247,729	253,903
Total liabilities	28,603,825	27,387,519
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at December 31, 2015 and December 31, 2014)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2015 and December 31, 2014)	1,005	1,005
Surplus	658,918	658,918
Retained earnings	2,265,621	2,069,647
Accumulated other comprehensive loss	(64,440)	(52,981)
Total shareholders’ equity	2,872,109	2,687,594
Total liabilities and shareholders’ equity	$31,475,934	$30,075,113

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2015	2014	2013
Interest income
Loans and leases	$874,892	$700,525	$757,197
Investment securities:
U. S. Treasury	15,353	11,656	1,645
Government agency	6,843	7,410	12,265
Mortgage-backed securities	65,815	36,492	22,642
State, county and municipal	33	13	12
Other	206	640	320
Total investment securities interest and dividend income	88,250	56,211	36,884
Overnight investments	6,067	3,712	2,723
Total interest income	969,209	760,448	796,804
Interest expense
Deposits	21,230	24,786	34,495
Short-term borrowings	4,660	9,177	2,724
Long-term obligations	18,414	16,388	19,399
Total interest expense	44,304	50,351	56,618
Net interest income	924,905	710,097	740,186
Provision (credit) for loan and lease losses	20,664	640	(32,255)
Net interest income after provision (credit) for loan and lease losses	904,241	709,457	772,441
Noninterest income
Gain on acquisition	42,930	—	—
Cardholder services	77,342	59,607	48,360
Merchant services	84,207	64,075	56,024
Service charges on deposit accounts	90,546	69,100	60,661
Wealth management services	82,865	66,115	59,628
Fees from processing services	180	17,989	22,821
Securities gains	10,817	29,096	—
Other service charges and fees	23,807	17,760	15,696
Mortgage income	18,168	5,828	11,065
Insurance commissions	11,757	11,129	10,694
ATM income	7,119	5,388	5,026
Adjustments to FDIC loss share receivable	(19,009)	(32,151)	(72,342)
Other	36,359	29,277	49,749
Total noninterest income	467,088	343,213	267,382
Noninterest expense
Salaries and wages	429,742	349,279	308,936
Employee benefits	113,309	79,898	90,479
Occupancy expense	98,191	86,775	75,713
Equipment expense	92,639	79,084	75,538
FDIC insurance expense	18,340	12,979	10,175
Foreclosure-related expenses	2,662	17,368	17,134
Merger-related expenses	14,174	13,064	391
Other	269,858	210,629	193,014
Total noninterest expense	1,038,915	849,076	771,380
Income before income taxes	332,414	203,594	268,443
Income taxes	122,028	65,032	101,574
Net income	$210,386	$138,562	$166,869
Per share information
Net income per share	$17.52	$13.56	$17.35
Dividends declared per share	1.20	1.20	1.20
Average shares outstanding	12,010,405	10,221,721	9,618,952

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2015	2014	2013
(Dollars in thousands)
Net income	$210,386	$138,562	$166,869
Other comprehensive (loss) income
Unrealized gains (losses) on securities:
Change in unrealized securities gains (losses) arising during period	(22,030)	54,071	(50,441)
Tax effect	8,486	(21,010)	19,833
Reclassification adjustment for net gains realized and included in income before income taxes	(10,817)	(29,096)	—
Tax effect	4,138	11,224	—
Total change in unrealized gains (losses) on securities, net of tax	(20,223)	15,189	(30,608)
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	2,908	2,883	3,178
Tax effect	(1,136)	(1,113)	(1,320)
Total change in unrecognized loss on cash flow hedges, net of tax	1,772	1,770	1,858
Change in pension obligation:
Change in pension obligation	691	(78,472)	123,557
Tax effect	(297)	30,526	(48,475)
Amortization of actuarial losses and prior service cost	11,586	5,358	17,195
Tax effect	(4,988)	(2,084)	(6,689)
Total change in pension obligation, net of tax	6,992	(44,672)	85,588
Other comprehensive (loss) income	(11,459)	(27,713)	56,838
Total comprehensive income	$198,927	$110,849	$223,707

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(Dollars in thousands, except share data)
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,788,343	$(82,106)	$1,859,624
Net income	—	—	—	166,869	—	166,869
Other comprehensive income, net of tax	—	—	—	—	56,838	56,838
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($1.20 per share)	—	—	—	(11,548)	—	(11,548)
Balance at December 31, 2013	8,586	1,033	143,766	1,943,345	(25,268)	2,071,462
Net income	—	—	—	138,562	—	138,562
Other comprehensive loss, net of tax	—	—	—	—	(27,713)	(27,713)
Issuance of common stock in connection with the Bancorporation merger, net of issuance costs of $619	2,587	18	561,023	—	—	563,628
Repurchase and retirement of 167,600 shares of Class A common stock	(168)	—	(36,140)	—	—	(36,308)
Repurchase and retirement of 45,900 shares of Class B common stock	—	(46)	(9,731)	—	—	(9,777)
Cash dividends ($1.20 per share)	—	—	—	(12,260)	—	(12,260)
Balance at December 31, 2014	11,005	1,005	658,918	2,069,647	(52,981)	2,687,594
Net income	—	—	—	210,386	—	210,386
Other comprehensive loss, net of tax	—	—	—	—	(11,459)	(11,459)
Cash dividends ($1.20 per share)	—	—	—	(14,412)	—	(14,412)
Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210,386	$138,562	$166,869
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan and lease losses	20,664	640	(32,255)
Deferred tax expense (benefit)	550	(33,339)	47,646
Net change in current taxes	(19,477)	72,274	(79,173)
Depreciation	87,717	75,481	70,841
Net change in accrued interest payable	(2,481)	1,457	(2,616)
Net change in income earned not collected	(12,782)	6,402	(724)
Gain on acquisition	(42,930)	—	—
Gain on branch sale	(216)	—	—
Gain on sale of processing services, net	—	—	(4,085)
Securities gains	(10,817)	(29,096)	—
Origination of loans held for sale	(685,631)	(377,993)	(393,908)
Proceeds from sale of loans held for sale	701,412	398,719	443,708
Gain on sale of loans	(11,851)	(4,971)	(10,738)
Net writedowns/losses on other real estate	2,168	14,275	6,686
Gain on elimination of acquired debt	—	(1,988)	—
Net amortization of premiums and discounts	(85,066)	(48,374)	(112,759)
Amortization of intangible assets	22,894	6,955	2,309
Reduction in FDIC receivable for loss share agreements	47,044	27,666	71,771
Increase in FDIC payable for loss share agreements	9,918	6,933	7,821
Net change in other assets	(12,904)	(72,680)	100,437
Net change in other liabilities	14,458	1,319	49,177
Net cash provided by operating activities	233,056	182,242	331,007
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans outstanding	(1,311,447)	(814,372)	323,436
Purchases of investment securities available for sale	(2,467,993)	(2,518,680)	(2,671,420)
Proceeds from maturities/calls of investment securities held to maturity	263	389	435
Proceeds from maturities/calls of investment securities available for sale	1,478,608	2,482,722	2,437,851
Proceeds from sales of investment securities available for sale	1,286,120	422,652	—
Net change in overnight investments	(338,213)	221,730	(416,144)
Cash (paid to) received from the FDIC for loss share agreements	(33,296)	(1,286)	19,373
Proceeds from sales of other real estate	80,932	89,485	147,550
Proceeds from sales of residential mortgage loans	45,862	—	—
Additions to premises and equipment	(89,734)	(82,708)	(66,037)
Net cash used in branch sale	(22,242)	—	—
Business acquisitions, net of cash acquired	123,137	182,370	—
Net cash used by investing activities	(1,248,003)	(17,698)	(224,956)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(590,773)	(499,869)	(699,005)
Net increase in demand and other interest-bearing deposits	1,607,487	497,692	487,046
Net decrease in short-term borrowings	(397,952)	(25,321)	(57,087)
Repayment of long-term obligations	(5,896)	(54,301)	(4,152)
Origination of long-term obligations	350,000	—	70,000
Stock issuance costs	—	(619)	—
Repurchase of common stock	—	—	(321)
Cash dividends paid	(18,015)	(11,543)	(8,663)
Net cash provided (used) by financing activities	944,851	(93,961)	(212,182)
Change in cash and due from banks	(70,096)	70,583	(106,131)
Cash and due from banks at beginning of period	604,182	533,599	639,730
Cash and due from banks at end of period	$534,086	$604,182	$533,599
CASH PAYMENTS FOR:
Interest	$46,785	$48,894	$59,234
Income taxes	136,900	127,970	102,890
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	55,032	65,956	92,125
Dividends declared but not paid	—	3,603	2,885
Reclassification of reserve for unfunded commitments to allowance for loan and lease losses	—	—	7,368
Repurchase and retirement of common stock	—	(46,085)	—
Issuance of common stock associated with Bancorporation merger	—	564,248	—
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
On October 1, 2014, BancShares completed the merger of First Citizens Bancorporation, Inc. (Bancorporation) with and into BancShares pursuant to an Agreement and Plan of Merger dated June 10, 2014, as amended on July 29, 2014. On January 1, 2015, First Citizens Bank and Trust Company, Inc. (FCB-SC) merged with and into FCB. As of December 31, 2015, FCB remained the single banking subsidiary of BancShares.
On February 13, 2015, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC), as Receiver, to purchase certain assets and assume certain liabilities of Capitol City Bank & Trust (CCBT). The CCBT merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities, and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. See Note B for additional information regarding the CCBT merger.
The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of BancShares' more significant accounting policies.
Nature of Operations
FCB operates 559 branches in North Carolina, South Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida, Georgia, Texas, Arizona, New Mexico, Colorado, Oregon, Missouri, Oklahoma, Kansas and the District of Columbia. FCB provides full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services provided include transaction and savings deposit accounts, commercial and consumer loans, trust and asset management. Investment services, including sales of annuities and third party mutual funds are offered through First Citizens Investor Services, Inc. (FCIS) and First Citizens Securities Corporation (FCSC), and title insurance is offered through Neuse Financial Services, Inc. FCSC merged into FCIS effective January 1, 2016.
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
FCB has investments in certain partnerships and limited liability entities primarily for the purposes of fulfilling Community Reinvestment Act requirements and/or obtaining tax credits. The entities have been evaluated and determined to be variable interest entities (VIEs). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity holds a controlling financial interest in the VIE. Analysis of these investments concluded that FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs and, therefore, the assets and liabilities of these entities are not consolidated into the financial statements of FCB or BancShares. The recorded investment in these entities is reported within other assets in BancShares' Consolidated Balance Sheets.

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

•	Allowance for loan and lease losses

•	Fair value of financial instruments, including acquired assets and assumed liabilities

•	Pension plan assumptions

•	Cash flow estimates on purchased credit-impaired (PCI) loans

•	Receivable from and payable to the FDIC for loss share agreements

•	Income tax assets, liabilities and expense
Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. Cash and cash equivalents have initial maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to its short-term nature.
Investment Securities
BancShares classifies marketable investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method. At December 31, 2015 and 2014, BancShares had no investment securities held for trading purposes.
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
BancShares evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI) at least quarterly. BancShares considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BancShares' intent to sell, and whether it is more likely than not that it would be required to sell those securities

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income in situations where BancShares does not intend to sell the security, and it is more likely than not that BancShares will not be required to sell the security prior to recovery.
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
Nonmarketable securities are periodically evaluated for impairment. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the recorded investment. Nonmarketable securities are recorded within other assets in BancShares’ Consolidated Balance Sheets. FHLB and nonmarketable securities were $37.7 million and $52.8 million at December 31, 2015 and 2014, respectively.
Loans Held For Sale
BancShares has elected to apply the fair value option for new originations of prime residential mortgage loans to be sold. BancShares elected the fair value option in 2014 and accounts for the forward commitments used to economically hedge the loans held for sale at fair value. Gains and losses on sales of mortgage loans are recognized in the Consolidated Statements of Income in mortgage income. Origination fees collected are deferred and recorded in mortgage income in the period the corresponding loan is sold.
Loans and Leases
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit impaired (PCI) or non-PCI.
Non-Purchased Credit Impaired (Non-PCI) Loans and Leases
Loans and leases for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs on non-PCI loans. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs are amortized to interest income over the contractual lives using methods that approximate a constant yield. Net deferred fees on non-PCI loans, including unearned income and unamortized costs, fees, premiums and discounts, were $16.6 million and $20.8 million at December 31, 2015 and 2014, respectively.
Non-PCI loans include originated commercial, originated noncommercial, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount at least in part due to credit quality at the time of acquisition. The difference between fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using a method that approximates the interest method.
Purchased Credit Impaired (PCI) Loans and Leases
PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk.
PCI loans and leases are evaluated at acquisition and where a discount is required at least in part due to credit, the loans are accounted for under the guidance in Accounting Standards Codification (ASC) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased impaired loans and leases reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction to the carrying amount of PCI loans and leases. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using the effective yield method.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Over the life of PCI loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using the effective interest rates has decreased and if so, recognizes provision for loan and lease losses in its Consolidated Statements of Income. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first through a reversal of previously recognized allowance through provision expense, and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
For non-pooled PCI loans and leases, accretion income is recognized except for situations when the timing and amount of future cash flows cannot be determined. PCI loans and leases with uncertain future cash flows are accounted for under the cost recovery method and those loans and leases are generally reported as nonaccrual.
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
A loan is considered a TDR when both of the following occur: (1) a modification to a borrower's debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be granted. TDRs are undertaken in order to improve the likelihood of collection on the loan and may result in a stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures or, in certain limited circumstances, forgiveness of principal or interest. Modifications of PCI loans that are part of a pool accounted for as a single asset are not designated as TDRs. Modifications of non-pooled PCI loans are designated as TDRs in the same manner as non-PCI loans. TDRs can be loans remaining on nonaccrual, moving to nonaccrual or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged off, BancShares typically classifies the remaining balance as nonaccrual.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares classifies all non-PCI loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. Generally, commercial loans are placed on nonaccrual status when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectible, whichever occurs first. Once a loan is placed on nonaccrual status it is evaluated for impairment and a charge-off is recorded in the amount of the impairment if the loss is deemed confirmed. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines.
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
Other Real Estate Owned (OREO) acquired as a result of foreclosure is carried at net realizable value (NRV). Net realizable value equals fair value less estimated selling costs. Any excess of recorded investment in the loan over NRV at the time of foreclosure is booked against the allowance for loan and lease losses as a charge-off. Any excess in NRV over recorded investment in the loan at the time of foreclosure is recorded as a recovery of prior charge-off, if any, up to the amount of prior charge-off with excess recorded as an offset to foreclosure-related expense.
OREO is subject to periodic revaluations of the underlying collateral, at least annually. The periodic revaluations are generally based on the appraised value of the property and may include additional adjustments based upon management's review of the valuation and specific knowledge of the OREO. Routine maintenance costs, subsequent declines in market value and net losses on disposal are included in foreclosure-related expense. Gains and losses resulting from the sale or write down of OREO and income and expenses related to its operation are recorded in foreclosure-related expense.
OREO covered by loss share agreements with the FDIC (covered OREO) is reported exclusive of expected reimbursement of cash flows from the FDIC at NRV. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction in covered OREO, a charge to foreclosure-related expenses and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as an adjustment to FDIC receivable. Covered OREO is discussed in more detail below.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Payable to the FDIC for Loss Share Agreements
The purchase and assumption agreements for certain FDIC-assisted transactions include payments that may be owed to the FDIC at the termination of the loss share agreements. The payment is due to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The liability is calculated by discounting estimated future payments and is reported in the Consolidated Balance Sheets as an FDIC loss share payable. The ultimate settlement amount of the payment is dependent upon the performance of the underlying covered loans, the passage of time and actual claims submitted to the FDIC.
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
Accounting standards require the presentation of certain information at the portfolio segment level, which represents the level at which the company has developed and documents a systematic methodology to determine its ALLL. BancShares evaluates its loan and lease portfolio using three portfolio segments; non-PCI commercial, non-PCI noncommercial and PCI. The non-PCI commercial segment includes commercial construction and land development, commercial mortgage, commercial and industrial, lease financing and other commercial real estate loans and the related ALLL is calculated based on a risk-based approach as reflected in credit risk grades assigned to individual loans. The non-PCI noncommercial segment includes noncommercial construction and land development, residential mortgage, revolving mortgage and consumer loans and the related ALLL is determined using a delinquency-based approach.
BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of unimpaired loans and specific allocations for significant individual impaired loans for non-PCI loans. It also includes establishing an ALLL for PCI loans that have deteriorated since acquisition. The general allowance is based on net historical loan loss experience for homogeneous groups of loans based mostly on loan type then aggregated on the basis of similar risk characteristics and performance trends. This allowance estimate contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The methodology also considers the remaining discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.
A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history of the various classes. Loan loss factors based on historical experience may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio at the balance sheet date. For non-PCI commercial loans and leases, management incorporates historical net loss data to develop the applicable loan loss factors by utilizing information that considers the class of the commercial loan and associated risk rating. For the non-PCI noncommercial segment, management incorporates specific loan class and delinquency status trends into the loan loss factors. Loan loss factors may be adjusted quarterly based on changes in the level of historical net charge-offs and updates by management, such as the number of periods included in the calculation of loss factors, loss severity and portfolio attrition.
The qualitative framework used in estimating the general allowance considers economic conditions, composition of the loan portfolio, trends in delinquent and nonperforming loans, historical loss experience by categories of loans, concentrations of credit, changes in lending policies and underwriting standards, regulatory exam results and other factors indicative of inherent losses remaining in the portfolio. Management may adjust the ALLL calculated based on historical loan loss factors by the factors in the qualitative framework to address environmental factors not reflected in the historical experience. These adjustments are specific to the loan class level. In accordance with our allowance methodology, reserve factors related to the qualitative component of the ALLL were updated in 2015 resulting in a release of approximately $4.8 million of reserves.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ALLL for PCI loans is estimated based on the expected cash flows approach. Over the life of PCI loans, BancShares continues to estimate cash flows expected to be collected on individual loans or pools of loans sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using their effective interest rates has decreased and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
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
Specific allocations are made for larger, individual impaired loans. All impaired loans are reviewed for potential impairment on a quarterly basis. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the recorded investment in the loan and the estimated fair value. The fair value of impaired loans is based on the present value of expected cash flows, market prices of the loans, if available, or the value of the underlying collateral. Expected cash flows are discounted at the loans' effective interest rates.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2015.
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
Non-PCI Commercial Loans and Leases
Non-PCI commercial loans or leases, excluding purchased non-impaired loans, purchased leases and certain purchased revolving credit, are centrally underwritten based primarily upon the customer's ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower's business, including the experience and background of the principals, is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed.
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
The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge offs are recorded for the difference between the recorded investment in the loan and the estimated fair value for originated loans. Specific valuation allowances for purchased non-impaired loans are established or partial charge offs are recorded for the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

difference between the loan amount and the estimated fair value with consideration for the remaining discounts recognized upon acquisition. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the expected holding period, are used to calculate an anticipated fair value.
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
Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events, such as disability or change in marital status and reductions in the value of collateral. Due to the concentration of loans in the medical, dental and related fields, BancShares is susceptible to risks that governmental actions will fundamentally alter the medical care industry in the United States.
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
Non-PCI Noncommercial Loans and Leases
Non-PCI noncommercial loans, excluding purchased non-impaired loans and certain purchased revolving credit, are centrally underwritten using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated.
The ALLL for the non-PCI noncommercial segment is primarily calculated on a pooled basis using a delinquency-based approach. Estimates of incurred losses are based on historical loss experience and the migration of receivables through the various delinquency pools applied to the current risk mix. These estimates may be adjusted through a qualitative assessment to reflect current economic conditions, portfolio trends and other factors. The remaining portion of the ALLL related to the non-PCI noncommercial segment results from loans that are deemed impaired. The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the recorded investment in the loan and the estimated fair value for originated non-PCI loans. Specific valuation allowances for purchased non-impaired loans are established or partial charge offs are recorded for the difference between the recorded investment in the loan and the estimated fair value with consideration for the remaining discounts recognized upon acquisition. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the expected holding period, are used to calculate an anticipated fair value.
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
PCI Loans
The risks associated with PCI loans are generally consistent with the risks identified for commercial and noncommercial non-PCI loans and the classes of loans within those segments. However, these loans were underwritten by other institutions, often with weaker lending standards. Additionally, in some cases, collateral for PCI loans is located in regions that have experienced erosion of real estate values. Therefore, there exists a significant risk that PCI loans are not adequately supported by borrower cash flow or the values of underlying collateral.
The ALLL for PCI loans is estimated based on the expected cash flows approach. Over the life of PCI loans, BancShares continues to estimate cash flows expected to be collected on individual loans or pools of loans sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using their effective interest rates has decreased and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and similar binding commitments. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, while also considering the timing and likelihood that the available credit will be utilized as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities on the Consolidated Balance Sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income. The reserve for unfunded commitments was not significant at December 31, 2015 or 2014.
Premises and Equipment
Premises, equipment and capital leases are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using the straight-line method and are expensed over the estimated useful lives of the assets, which range from 7 to 40 years for premises and 3 to 10 years for furniture, software and equipment. Leasehold improvements are amortized over the terms of the respective leases, including renewal period if renewal period is reasonably assured (often through the presence of a bargain renewal option), or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other noninterest expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred. Obligations under capital leases are amortized over the life of the lease using the effective interest method to allocate payments between principal and interest. Rent expense and rental income on operating leases are recorded in noninterest expense and noninterest income, respectively, using the straight-line method over the appropriate lease terms.
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
Annual impairment tests are conducted as of July 31 each year. Based on the July 31, 2015, impairment test, management concluded there was no indication of goodwill impairment. In addition to the annual testing requirement, impairment tests are performed if various other events occur that may trigger a decline in value including significant adverse changes in the business climate, considering various qualitative and quantitative factors to determine whether impairment exists. As the stock market experienced volatility after the annual impairment test, management monitored the volatility and determined it did not indicate an impairment test triggering event. Additionally, there have been no other such events subsequent to the annual impairment test performed during 2015.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage servicing rights (MSRs) are recognized separately when they are retained as loans are sold or acquired through acquisition. When mortgage loans are sold, servicing rights are initially recorded at fair value and gains on sale of loans are recorded within mortgage income in the Consolidated Statements of Income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized against mortgage income in non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans with the offset being a reduction in the cost basis of the servicing asset. MSRs are evaluated for impairment quarterly based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics and is recorded as a reduction of mortgage income in the Consolidated Statements of Income. If BancShares later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation reserve may be recorded as an increase to mortgage income in the Consolidated Statements of Income, but only to the extent of previous impairment recognized.
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
At December 31, 2015 and 2014, BancShares had $592.2 million and $294.4 million of securities sold under repurchase agreements included as short-term borrowings on the Consolidated Balance Sheets, respectively.
Fair Values
Fair value disclosures are required for all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Under GAAP, individual fair value estimates are ranked on a three-tier scale based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which represent observable data for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. Fair value estimates derived from level 3 inputs cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value to BancShares. For additional information, see Note M.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares selectively uses interest rate swaps for interest rate risk management purposes. During 2011, BancShares entered into an interest rate swap that qualifies as a cash flow hedge under GAAP. This interest rate swap converts variable-rate exposure on outstanding debt to a fixed rate. The derivative is valued each quarter and changes in the fair value are recorded on the Consolidated Balance Sheets with an offset to accumulated other comprehensive income for the effective portion and an offset to the Consolidated Statements of Income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. BancShares’ interest rate swap has been fully effective since inception; therefore, changes in the fair value of the interest rate swap have had no impact on net income. There are no speculative derivative financial instruments in any period presented.
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
Defined Benefit Pension Plan
BancShares maintains noncontributory defined benefit pension plans covering certain qualifying employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. Refer to Note N for disclosures related to BancShares' defined benefit pension plans.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
This ASU requires a reporting entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and (3) the creditor has the ability to recover under that claim and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor.
The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted this guidance effective first quarter of 2015. The initial adoption did not have an impact on our consolidated financial position or consolidated results of operations.
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
The accounting changes in this ASU were effective for fiscal years beginning after December 15, 2014. In addition, the disclosures for certain transactions accounted for as a sale were effective for the fiscal period beginning after December 15, 2014, while the disclosures for transactions accounted for as secured borrowings were required to be presented for fiscal periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note K.
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
The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the guidance effective first quarter of 2015. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations. The new disclosures required by this ASU are included in Note G.
Recently Issued Accounting Pronouncements
FASB ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU addresses certain aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair value; (3) require public business entities to use exit prices, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (4) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (5) eliminate the requirement to disclose the method(s) and significant

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (6) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2018.
FASB ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
This ASU eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts must be calculated as if the accounting had been completed at the acquisition date.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We will adopt the guidance effective in the first quarter of 2016 and do not anticipate any impact on our consolidated financial position or consolidated results of operations as a result of adoption.
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
FASB ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This ASU improves targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity, and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B
BUSINESS COMBINATIONS

Capitol City Bank & Trust Company
On February 13, 2015, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of CCBT. The acquisition expanded FCB's presence in Georgia as CCBT operated eight branch locations in Atlanta, Stone Mountain, Albany, Augusta and Savannah, Georgia. In June of 2015, FCB closed one of the branches in Atlanta.
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
The fair value of the assets acquired was $211.9 million, including $154.5 million in loans and $690 thousand of identifiable intangible assets. Liabilities assumed were $272.5 million of which $266.4 million were deposits. During the second quarter of 2015, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $5.4 million to the gain on acquisition. These adjustments were applied retroactively to the first quarter of 2015 and brought the total gain on the transaction to $42.9 million which is included in noninterest income in the Consolidated Statement of Income. The total after-tax impact of the gain was $26.4 million.
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
Merger-related expenses of $1.9 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2015. Loan-related interest income generated from CCBT was approximately $8.3 million for the year ended December 31, 2015.
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
Under the terms of the Merger Agreement, each share of Bancorporation common stock was converted into the right to receive 4.00 shares of BancShares' Class A common stock and $50.00 cash, unless the holder elected for each share to be converted into the right to receive 3.58 shares of BancShares' Class A common stock and 0.42 shares of BancShares' Class B common stock. BancShares issued 2,586,762 Class A common shares at a fair value of $560.4 million and 18,202 Class B common shares at a fair value of $3.9 million to Bancorporation shareholders. Also, cash paid to Bancorporation shareholders was $30.4 million. At the time of the merger, BancShares owned 32,042 shares of common stock in Bancorporation with an approximate fair value of $29.6 million. The fair value of common stock owned by BancShares in Bancorporation is considered part of the purchase

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price, and the shares ceased to exist after completion of the merger. A gain of $29.1 million was recognized on these shares as a result and is included in securities gains on the Consolidated Statement of Income for 2014.
In connection with the Bancorporation merger, BancShares completed an analysis of the control ownership of BancShares and Bancorporation and determined that common control did not exist.
The merger between BancShares and Bancorporation created a more diversified financial institution that is better equipped to respond to economic and industry developments. Additionally, cost savings, efficiencies and other benefits were expected from the combined operations.
The Bancorporation merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values were subject to refinement for up to one year after the closing date of the transaction. The measurement period ended on October 1, 2015.
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
The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired. There were no adjustments to goodwill based on the allowed one year measurement period. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger-related expenses of $12.3 million and $8.0 million were recorded in the Consolidated Statements of Income for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, all merger related activities are complete and no further merger-related expenses are anticipated.
Based on such factors as past due status, nonaccrual status and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration at the acquisition date, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).
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

Year ended December 31
(Dollars in thousands, unaudited)	2014
Total revenue (interest income plus noninterest income)	$1,336,340
Net loss	$(13,171)
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
1st Financial Merger
On January 1, 2014, FCB completed its merger with 1st Financial of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company (Mountain 1st). FCB paid $10.0 million to acquire 1st Financial, including payments of $8.0 million to the U.S. Treasury to acquire and subsequently retire 1st Financial's Troubled Asset Relief Program obligation and $2.0 million paid to the shareholders of 1st Financial.
The 1st Financial merger was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on December 31, 2014. Assets acquired, excluding goodwill, were $612.9 million, including $307.9 million in loans and leases, $237.4 million of investment securities available for sale, $28.2 million in cash and $3.8 million in core deposit intangibles. Liabilities assumed were $635.8 million, including $631.9 million of deposits. Goodwill of $32.9 million was recorded equaling the excess purchase price over the estimated fair value of the net assets acquired on the acquisition date.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C
INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at December 31, 2015 and 2014, were as follows:

	December 31, 2015
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,675,996	$4	$1,118	$1,674,882
Government agency	498,804	230	374	498,660
Mortgage-backed securities	4,692,447	5,120	29,369	4,668,198
Equity securities	7,935	968	10	8,893
Other	10,615	45	—	10,660
Total investment securities available for sale	$6,885,797	$6,367	$30,871	$6,861,293

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$2,626,900	$2,922	$152	$2,629,670
Government agency	908,362	702	247	908,817
Mortgage-backed securities	3,628,187	16,964	11,847	3,633,304
Municipal securities	125	1	—	126
Total investment securities available for sale	$7,163,574	$20,589	$12,246	$7,171,917

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$255	$10	$—	$265

	December 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$518	$26	$—	$544

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,255,714	$1,255,094	$447,866	$447,992
One through five years	919,086	918,448	3,087,521	3,090,621
Five through 10 years	8,500	8,500	—	—
Over 10 years	2,115	2,160	—	—
Mortgage-backed securities	4,692,447	4,668,198	3,628,187	3,633,304
Equity securities	7,935	8,893	—	—
Total investment securities available for sale	$6,885,797	$6,861,293	$7,163,574	$7,171,917
Investment securities held to maturity
Mortgage-backed securities held to maturity	$255	$265	$518	$544
For each period presented, securities gains (losses) include the following:

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Gross gains on retirement/sales of investment securities available for sale	$10,834	$29,129	$—
Gross losses on sales of investment securities available for sale	(17)	(33)	—
Total securities gains	$10,817	$29,096	$—
The following table provides information regarding securities with unrealized losses as of December 31, 2015 and 2014:

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$1,539,637	$1,118	$—	$—	$1,539,637	$1,118
Government agency	229,436	374	—	—	229,436	374
Mortgage-backed securities	3,570,470	23,275	280,126	6,094	3,850,596	29,369
Equity securities	728	10	—	—	728	10
Other	—	—	—	—	—	—
Total	$5,340,271	$24,777	$280,126	$6,094	$5,620,397	$30,871

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$338,612	$151	$1,015	$1	$339,627	$152
Government agency	261,288	247	—	—	261,288	247
Mortgage-backed securities	573,374	1,805	831,405	10,042	1,404,779	11,847
Total	$1,173,274	$2,203	$832,420	$10,043	$2,005,694	$12,246
Investment securities with an aggregate fair value of $280.1 million have had continuous unrealized losses for more than 12 months as of December 31, 2015 with an aggregate unrealized loss of $6.1 million. As of December 31, 2015, all 39 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of December 31, 2015 or December 31, 2014 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.73 billion at December 31, 2015 and $4.37 billion at December 31, 2014 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D
LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans include originated commercial, originated noncommercial, purchased revolving, and purchased non-impaired loans. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount due, at least in part, to credit quality at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the non-revolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  PCI loans are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date. Note A of BancShares' Notes to Consolidated Financial Statements provides additional information.
BancShares reports PCI and non-PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics.
Commercial – Commercial loans include construction and land development, commercial mortgage, other commercial real estate, commercial and industrial, lease financing and other.
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
Construction and land development – Construction and land development consists of loans to construct the borrower's primary or secondary residence or vacant land upon which the owner intends to construct a single-family dwelling at a future date.
Consumer – Consumer loans consist of installment loans to finance purchases of vehicles, unsecured home improvements and revolving lines of credit that can be secured or unsecured, including personal credit cards.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and leases outstanding include the following as of the dates indicated:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$620,352	$493,133
Commercial mortgage	8,274,548	7,552,948
Other commercial real estate	321,021	244,875
Commercial and industrial	2,368,958	1,988,934
Lease financing	730,778	571,916
Other	314,832	353,833
Total commercial loans	12,630,489	11,205,639
Noncommercial:
Residential mortgage	2,695,985	2,493,058
Revolving mortgage	2,523,106	2,561,800
Construction and land development	220,073	205,016
Consumer	1,219,821	1,117,454
Total noncommercial loans	6,658,985	6,377,328
Total non-PCI loans and leases	19,289,474	17,582,967
PCI loans:
Commercial:
Construction and land development	$33,880	$78,079
Commercial mortgage	525,468	577,518
Other commercial real estate	17,076	40,193
Commercial and industrial	15,182	27,254
Other	2,008	3,079
Total commercial loans	593,614	726,123
Noncommercial:
Residential mortgage	302,158	382,340
Revolving mortgage	52,471	74,109
Construction and land development	—	912
Consumer	2,273	3,014
Total noncommercial loans	356,902	460,375
Total PCI loans	950,516	1,186,498
Total loans and leases	$20,239,990	$18,769,465

At December 31, 2015, $272.6 million in total loans were covered under loss share agreements, compared to $485.3 million at December 31, 2014. During 2015, loss share protection expired for non-single family residential loans acquired from Sun American Bank (SAB) and Williamsburg First National Bank (WFNB) and all loans acquired from First Regional Bank (FRB). The loan balances at December 31, 2015 for the expired agreements from SAB and WFNB were $26.7 million and $6.8 million, respectively. FRB loan balances at December 31, 2015 were insignificant. Loss share protection for United Western Bank (UWB), Atlantic Bank & Trust (ABT) and Colorado Capital Bank (CCB) non-single family residential loans with balances of $119.6 million, $9.7 million and $4.8 million, respectively, at December 31, 2015 will expire at the beginning of the second quarter of 2016, third quarter of 2016 and fourth quarter of 2016, respectively. The remaining decrease in covered loans is due to pay downs and payoffs.
At December 31, 2015, $8.58 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $510.3 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.57 billion. At December 31, 2014, $3.16 billion in noncovered loans with a lendable collateral value of $2.20 billion were used to secure $240.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $1.96 billion.
To mitigate interest rate risk and credit risk, we sold $45.9 million of certain residential mortgage loans at par during 2015.
The unamortized discount related to non-PCI loans and leases acquired in the Bancorporation merger was $41.1 million and $61.2 million at December 31, 2015 and December 31, 2014, respectively. During the years ended December 31, 2015 and December 31, 2014, accretion income on non-PCI loans was $18.7 million and $5.9 million, respectively.

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
Loss – Assets classified as loss are considered uncollectible and of such little value that it is inappropriate to be carried as an asset. This classification is not necessarily equivalent to any potential for recovery or salvage value, but rather that it is not appropriate to defer a full charge-off even though partial recovery may be affected in the future.
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2015 and December 31, 2014 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans.
The composition of the loans and leases outstanding at December 31, 2015, and December 31, 2014, by credit quality indicator is provided below:

	Non-PCI commercial loans and leases
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Grade:
December 31, 2015
Pass	$611,314	$8,024,831	$318,187	$2,219,606	$719,338	$311,401	$12,204,677
Special mention	5,191	100,220	475	19,361	4,869	1,905	132,021
Substandard	3,847	146,071	959	21,322	6,375	1,526	180,100
Doubtful	—	599	—	408	169	—	1,176
Ungraded	—	2,827	1,400	108,261	27	—	112,515
Total	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$12,630,489
December 31, 2014
Pass	$474,374	$7,284,714	$242,053	$1,859,415	$564,319	$349,111	$10,773,986
Special mention	13,927	129,247	909	27,683	3,205	1,384	176,355
Substandard	4,720	134,677	1,765	8,878	3,955	3,338	157,333
Doubtful	—	2,366	—	164	365	—	2,895
Ungraded	112	1,944	148	92,794	72	—	95,070
Total	$493,133	$7,552,948	$244,875	$1,988,934	$571,916	$353,833	$11,205,639

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
December 31, 2015
Current	$2,651,209	$2,502,065	$214,555	$1,210,832	$6,578,661
30-59 days past due	23,960	11,706	3,211	5,545	44,422
60-89 days past due	7,536	3,704	669	1,822	13,731
90 days or greater past due	13,280	5,631	1,638	1,622	22,171
Total	$2,695,985	$2,523,106	$220,073	$1,219,821	$6,658,985
December 31, 2014
Current	$2,454,797	$2,542,807	$202,344	$1,110,153	$6,310,101
30-59 days past due	23,288	11,097	1,646	4,577	40,608
60-89 days past due	6,018	2,433	824	1,619	10,894
90 days or greater past due	8,955	5,463	202	1,105	15,725
Total	$2,493,058	$2,561,800	$205,016	$1,117,454	$6,377,328

	PCI commercial loans
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Grade:
December 31, 2015
Pass	$14,710	$262,579	$7,366	$9,302	$706	$294,663
Special mention	758	87,870	60	937	—	89,625
Substandard	14,131	163,801	9,229	4,588	1,302	193,051
Doubtful	4,281	10,875	—	282	—	15,438
Ungraded	—	343	421	73	—	837
Total	$33,880	$525,468	$17,076	$15,182	$2,008	$593,614
December 31, 2014
Pass	$13,514	$300,187	$11,033	$16,637	$801	$342,172
Special mention	6,063	98,724	16,271	4,137	—	125,195
Substandard	53,739	171,920	12,889	6,312	2,278	247,138
Doubtful	2,809	6,302	—	130	—	9,241
Ungraded	1,954	385	—	38	—	2,377
Total	$78,079	$577,518	$40,193	$27,254	$3,079	$726,123

	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
December 31, 2015
Current	$257,207	$47,901	$—	$1,981	$307,089
30-59 days past due	12,318	1,127	—	86	13,531
60-89 days past due	4,441	501	—	132	5,074
90 days or greater past due	28,192	2,942	—	74	31,208
Total	$302,158	$52,471	$—	$2,273	$356,902
December 31, 2014
Current	$326,589	$68,548	$506	2,582	$398,225
30-59 days past due	11,432	1,405	—	147	12,984
60-89 days past due	10,073	345	—	25	10,443
90 days or greater past due	34,246	3,811	406	260	38,723
Total	$382,340	$74,109	$912	$3,014	$460,375

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of the outstanding non-PCI loans and leases, by class, at December 31, 2015, and December 31, 2014 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$987	$283	$463	$1,733	$618,619	$620,352
Commercial mortgage	13,023	3,446	14,495	30,964	8,243,584	8,274,548
Other commercial real estate	884	—	142	1,026	319,995	321,021
Commercial and industrial	2,133	1,079	1,780	4,992	2,363,966	2,368,958
Lease financing	2,070	2	164	2,236	728,542	730,778
Residential mortgage	23,960	7,536	13,280	44,776	2,651,209	2,695,985
Revolving mortgage	11,706	3,704	5,631	21,041	2,502,065	2,523,106
Construction and land development - noncommercial	3,211	669	1,638	5,518	214,555	220,073
Consumer	5,545	1,822	1,622	8,989	1,210,832	1,219,821
Other	3	164	134	301	314,531	314,832
Total non-PCI loans and leases	$63,522	$18,705	$39,349	$121,576	$19,167,898	$19,289,474

	December 31, 2014
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$520	$283	$330	$1,133	$492,000	$493,133
Commercial mortgage	11,367	4,782	8,061	24,210	7,528,738	7,552,948
Other commercial real estate	206	70	102	378	244,497	244,875
Commercial and industrial	2,843	1,545	378	4,766	1,984,168	1,988,934
Lease financing	1,631	8	2	1,641	570,275	571,916
Residential mortgage	23,288	6,018	8,955	38,261	2,454,797	2,493,058
Revolving mortgage	11,097	2,433	5,463	18,993	2,542,807	2,561,800
Construction and land development - noncommercial	1,646	824	202	2,672	202,344	205,016
Consumer	4,577	1,619	1,105	7,301	1,110,153	1,117,454
Other	146	1,966	—	2,112	351,721	353,833
Total non-PCI loans and leases	$57,321	$19,548	$24,598	$101,467	$17,481,500	$17,582,967

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2015 and December 31, 2014 for non-PCI loans, were as follows:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$425	$273	$343	$56
Commercial mortgage	42,116	242	24,720	1,003
Commercial and industrial	6,235	953	1,741	239
Lease financing	389	—	374	2
Other commercial real estate	239	—	619	35
Construction and land development - noncommercial	2,164	—	—	202
Residential mortgage	29,977	838	14,242	3,191
Revolving mortgage	12,704	—	—	5,463
Consumer	1,472	1,007	—	1,059
Other	133	2	1,966	—
Total non-PCI loans and leases	$95,854	$3,315	$44,005	$11,250

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased credit-impaired (PCI) loans
The following table relates to PCI loans acquired in the CCBT merger for 2015 and in the Bancorporation and 1st Financial mergers for 2014. The table summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the respective merger dates.

(Dollars in thousands)	2015	2014
Contractually required payments	$247,812	$828,156
Cash flows expected to be collected	$207,688	$735,381
Fair value of loans at acquisition	$154,496	$623,408
The recorded fair values of PCI loans acquired in the CCBT, Bancorporation and 1st Financial transaction as of their respective merger dates were as follows:

(Dollars in thousands)	2015	2014
Commercial:
Construction and land development	$4,116	$69,789
Commercial mortgage	129,732	176,841
Other commercial real estate	3,202	15,425
Commercial and industrial	2,844	37,583
Other	—	2,219
Total commercial loans	139,894	301,857
Noncommercial:
Residential mortgage	13,251	287,675
Revolving mortgage	—	29,777
Construction and land development	—	199
Consumer	1,351	3,900
Total noncommercial loans	14,602	321,551
Total PCI loans	$154,496	$623,408
The following table provides changes in the carrying value of purchased credit-impaired loans during the years ended December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Balance at January 1	$1,186,498	$1,029,426
Fair value of PCI loans acquired during the year	154,496	623,408
Accretion	114,580	112,368
Payments received and other changes, net	(505,058)	(578,704)
Balance at December 31	$950,516	$1,186,498
Unpaid principal balance at December 31	$1,693,372	$2,057,691

The carrying value of loans on the cost recovery method was $5.3 million at December 31, 2015, and $33.4 million at December 31, 2014. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $7.6 million and $33.4 million at December 31, 2015 and December 31, 2014, respectively.
For PCI loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.
The following table documents changes to the amount of accretable yield for 2015 and 2014.

(Dollars in thousands)	2015	2014
Balance at January 1	$418,160	$439,990
Additions from acquisitions	53,192	111,973
Accretion	(114,580)	(112,368)
Reclassifications from nonaccretable difference	25,357	7,865
Changes in expected cash flows that do not affect nonaccretable difference	(38,273)	(29,300)
Balance at December 31	$343,856	$418,160

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased non-impaired loans and leases
The following table relates to purchased non-impaired loans and leases acquired in the Bancorporation merger for 2014 and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the merger date.

(Dollars in thousands)	2014
Contractually required payments	$4,708,681
Contractual cash flows not expected to be collected	$59,187
Fair value at acquisition date	$4,175,586
The recorded fair values of purchased non-impaired loans and leases acquired in the Bancorporation transaction as of the merger date were as follows:

(Dollars in thousands)	2014
Commercial:
Construction and land development	$134,941
Commercial mortgage	951,794
Other commercial real estate	61,856
Commercial and industrial	431,367
Lease financing	72,563
Other	95,379
Total commercial loans and leases	1,747,900
Noncommercial:
Residential mortgage	1,305,140
Revolving mortgage	419,106
Construction and land development	7,165
Consumer	696,275
Total noncommercial loans and leases	2,427,686
Total non-PCI loans	$4,175,586
NOTE E
ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is as follows:

	Non-PCI	PCI	Total
(dollars in thousands)
Balance at December 31, 2012	$179,046	$139,972	$319,018
Reclassification (1)	7,368	—	7,368
Provision (credit) for loan and lease losses	19,289	(51,544)	(32,255)
Loans and leases charged off	(33,118)	(34,908)	(68,026)
Loans and leases recovered	7,289	—	7,289
Net charge-offs	(25,829)	(34,908)	(60,737)
Balance at December 31, 2013	179,874	53,520	233,394
Provision (credit) for loan and lease losses	15,260	(14,620)	640
Loans and leases charged off	(20,499)	(17,271)	(37,770)
Loans and leases recovered	8,202	—	8,202
Net charge-offs	(12,297)	(17,271)	(29,568)
Balance at December 31, 2014	182,837	21,629	204,466
Provision (credit) for loan and lease losses	22,937	(2,273)	20,664
Loans and leases charged off	(25,304)	(3,044)	(28,348)
Loans and leases recovered	9,434	—	9,434
Net charge-offs	(15,870)	(3,044)	(18,914)
Balance at December 31, 2015	$189,904	$16,312	$206,216
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	For the years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2013	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Provision (credits)	2,809	(4,485)	(32)	4,333	1,646	308	2,786	6,296	(379)	6,085	(78)	19,289
Charge-offs	(4,685)	(3,904)	(312)	(4,785)	(272)	(6)	(2,387)	(6,064)	(392)	(10,311)	—	(33,118)
Recoveries	1,039	996	109	1,213	107	1	559	660	209	2,396	—	7,289
Balance at December 31, 2013	10,335	100,257	1,009	22,362	4,749	190	10,511	16,239	681	13,541	—	179,874
Provision (credits)	1,735	(16,746)	(401)	10,441	(473)	3,007	1,219	6,301	245	9,932	—	15,260
Charge-offs	(316)	(1,147)	—	(3,014)	(100)	(13)	(1,260)	(4,744)	(118)	(9,787)	—	(20,499)
Recoveries	207	2,825	124	938	110	—	191	854	84	2,869	—	8,202
Balance at December 31, 2014	11,961	85,189	732	30,727	4,286	3,184	10,661	18,650	892	16,555	—	182,837
Provision (credits)	4,773	(15,822)	1,569	17,432	1,602	(1,420)	4,202	(927)	541	10,987	—	22,937
Charge-offs	(1,012)	(1,498)	(178)	(5,952)	(402)	—	(1,619)	(2,925)	(22)	(11,696)	—	(25,304)
Recoveries	566	2,027	45	909	38	91	861	1,173	74	3,650	—	9,434
Balance at December 31, 2015	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$—	$189,904
(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15.8 million previously designated as 'nonspecific' to other loan classes and the absorption of $7.4 million of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL. Further discussion is contained in Note A.

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$123	$3,370	$289	$1,118	$213	$—	$1,212	$299	$49	$527	$7,200
ALLL for loans and leases collectively evaluated for impairment	16,165	66,526	1,879	41,998	5,311	1,855	12,893	15,672	1,436	18,969	182,704
Total allowance for loan and lease losses	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Loans and leases:
Loans and leases individually evaluated for impairment	$3,094	$95,107	$427	$17,910	$1,755	$1,183	$22,986	$5,883	$784	$1,238	$150,367
Loans and leases collectively evaluated for impairment	617,258	8,179,441	320,594	2,351,048	729,023	313,649	2,672,999	2,517,223	219,289	1,218,583	19,139,107
Total loan and leases	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$2,695,985	$2,523,106	$220,073	$1,219,821	$19,289,474

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$92	$8,610	$112	$1,743	$150	$1,972	$1,360	$1,052	$71	$555	$15,717
ALLL for loans and leases collectively evaluated for impairment	$11,869	$76,579	$620	$28,984	$4,136	$1,212	$9,301	$17,598	$821	$16,000	$167,120
Total allowance for loan and lease losses	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Loans and leases:
Loans and leases individually evaluated for impairment	$1,620	$82,803	$584	$11,040	$623	$2,000	$14,913	$3,675	$1,340	$995	$119,593
Loans and leases collectively evaluated for impairment	491,513	7,470,145	244,291	1,977,594	571,293	351,833	2,478,145	2,558,125	203,676	1,116,459	17,463,074
Total loan and leases	$493,133	$7,552,948	$244,875	$1,988,634	$571,916	$353,833	$2,493,058	$2,561,800	$205,016	$1,117,454	$17,582,667

	For the years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2013	$31,186	$50,275	$11,234	$8,897	$19,837	$9,754	$8,287	$502	$139,972
Provision (credits)	(22,942)	(3,872)	(8,949)	470	(5,487)	(6,399)	(4,170)	(195)	(51,544)
Charge-offs	(6,924)	(16,497)	(931)	(4,092)	(2,548)	(396)	(3,435)	(85)	(34,908)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2013	1,320	29,906	1,354	5,275	11,802	2,959	682	222	53,520
Provision (credits)	1,284	(7,903)	(1,385)	(2,023)	(5,576)	1,523	(395)	(145)	(14,620)
Charge-offs	(2,454)	(11,868)	106	(2,012)	(406)	(483)	(104)	(50)	(17,271)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	150	10,135	75	1,240	5,820	3,999	183	27	21,629
Provision (credits)	1,029	(1,426)	698	(470)	72	(2,720)	(183)	727	(2,273)
Charge-offs	(97)	(871)	—	(325)	(494)	(756)	—	(501)	(3,044)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	$1,082	$7,838	$773	$445	$5,398	$523	$—	$253	$16,312

December 31, 2015
ALLL for loans and leases acquired with deteriorated credit quality	$1,082	$7,838	$773	$445	$5,398	$523	$—	$253	$16,312
Loans and leases acquired with deteriorated credit quality	33,880	525,468	17,076	15,182	302,158	52,471	—	4,281	950,516

December 31, 2014
ALLL for loans and leases acquired with deteriorated credit quality	150	10,135	75	1,240	5,820	3,999	183	27	21,629
Loans and leases acquired with deteriorated credit quality	78,079	577,518	40,193	27,254	382,340	74,109	912	6,093	1,186,498
At December 31, 2015 and December 31, 2014, $469.3 million and $285.6 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $16.3 million and $21.6 million, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	December 31, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$1,623	$1,471	$3,094	$4,428	$123
Commercial mortgage	41,793	53,314	95,107	103,763	3,370
Other commercial real estate	305	122	427	863	289
Commercial and industrial	8,544	9,366	17,910	21,455	1,118
Lease financing	1,651	104	1,755	1,956	213
Other	—	1,183	1,183	1,260	—
Residential mortgage	10,097	12,889	22,986	25,043	1,212
Revolving mortgage	1,105	4,778	5,883	7,120	299
Construction and land development - noncommercial	693	91	784	784	49
Consumer	1,050	188	1,238	1,294	527
Total non-PCI impaired loans and leases	$66,861	$83,506	$150,367	$167,966	$7,200

	December 31, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$996	$624	$1,620	$6,945	$92
Commercial mortgage	57,324	25,479	82,803	87,702	8,610
Other commercial real estate	112	472	584	913	112
Commercial and industrial	10,319	721	11,040	12,197	1,743
Lease financing	319	304	623	623	150
Other	2,000	—	2,000	2,000	1,972
Residential mortgage	10,198	4,715	14,913	15,746	1,360
Revolving mortgage	3,675	—	3,675	4,933	1,052
Construction and land development - noncommercial	1,077	263	1,340	1,340	71
Consumer	987	8	995	1,067	555
Total non-PCI impaired loans and leases	$87,007	$32,586	$119,593	$133,466	$15,717

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015
(Dollars in thousands)	YTD Average Balance	YTD Interest Income Recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,164	$146
Commercial mortgage	89,934	3,129
Other commercial real estate	481	12
Commercial and industrial	14,587	510
Lease financing	1,718	74
Other	1,673	37
Residential mortgage	18,524	557
Revolving mortgage	4,368	97
Construction and land development - noncommercial	829	38
Consumer	1,126	75
Total non-PCI impaired loans and leases	$136,404	$4,675

	Year ended December 31, 2014
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,689	$83
Commercial mortgage	86,250	3,698
Other commercial real estate	2,125	80
Commercial and industrial	13,433	580
Lease financing	774	44
Other	528	29
Residential mortgage	15,487	593
Revolving mortgage	3,922	134
Construction and land development - noncommercial	1,678	98
Consumer	1,535	88
Total non-PCI impaired loans and leases	$127,421	$5,427

	Year ended December 31, 2013
Non-PCI impaired loans and leases:
Construction and land development - commercial	$6,414	$270
Commercial mortgage	105,628	5,702
Other commercial real estate	2,658	144
Commercial and industrial	12,772	642
Lease financing	350	22
Other	—	—
Residential mortgage	15,470	444
Revolving mortgage	5,653	485
Construction and land development - noncommercial	958	55
Consumer	1,427	53
Total non-PCI impaired loans and leases	$151,330	$7,817

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, loans acquired under ASC 310-30, excluding pooled loans, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. Subsequent modification of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR since pooled PCI loans are excluded from the scope of TDR accounting.

The following table provides a summary of total TDRs by accrual status.

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,624	$257	$3,881	$2,591	$446	$3,037
Commercial mortgage	65,812	18,728	84,540	92,184	8,937	101,121
Other commercial real estate	1,751	89	1,840	2,374	449	2,823
Commercial and industrial	8,833	3,341	12,174	9,864	664	10,528
Lease	1,191	169	1,360	258	365	623
Other	1,183	—	1,183	34	—	34
Total commercial loans	82,394	22,584	104,978	107,305	10,861	118,166
Noncommercial
Residential	25,427	7,129	32,556	22,597	4,655	27,252
Revolving mortgage	3,600	1,705	5,305	3,675	—	3,675
Construction and land development - noncommercial	784	—	784	1,391	—	1,391
Consumer and other	1,091	129	1,220	995	—	995
Total noncommercial loans	30,902	8,963	39,865	28,658	4,655	33,313
Total loans	$113,296	$31,547	$144,843	$135,963	$15,516	$151,479

Total troubled debt restructurings at December 31, 2015, were $144.8 million, of which $30.6 million were PCI and $114.2 million were non-PCI. TDRs at December 31, 2014, were $151.5 million, which consisted of $46.9 million PCI and $104.6 million non-PCI.

The majority of TDRs are included in the special mention, substandard or doubtful grading categories, which results in more elevated loss expectations when projecting the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, TDRs over $500,000 and graded substandard or lower are evaluated individually for impairment through a review of collateral values or analysis of cash flows.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the types of TDRs made during the year ended December 31, 2015, and 2014, as well as a summary of loans that were modified as a TDR during the year ended December 31, 2015, and 2014 that subsequently defaulted during the year ended December 31, 2015, and 2014. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Year ended December 31, 2015				Year ended December 31, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	3	$185	—	$—	6	$1,973	2	$364
Commercial and industrial	2	776	—	—	3	250	—	—
Lease financing	—	—	—	—	2	118	—	—
Construction and land development - noncommercial	1	91	—	—	—	—	—	—
Other	—	—	—	—	1	34	—	—
Total interest only	6	1,052	—	—	12	2,375	2	364

Loan term extension
Construction and land development - commercial	1	18	1	18	2	187	—	—
Commercial mortgage	12	3,144	2	316	18	4,848	—	—
Commercial and industrial	5	1,380	—	—	5	2,274	—	—
Lease financing	4	146	—	—	6	198	—	—
Residential mortgage	1	110	—	—	19	572	—	—
Revolving mortgage	1	8	—	—	—	—	—	—
Construction and land development - noncommercial	—	—	—	—	7	226	—	—
Consumer	3	52		—	6	99	1	—
Total loan term extension	27	4,858	3	334	63	8,404	1	—

Below market interest rate
Construction and land development - commercial	21	992	3	122	11	372	—	—
Commercial mortgage	37	13,900	3	3,969	44	12,642	3	441
Commercial and industrial	15	2,301	2	1,619	13	751	—	—
Other commercial real estate	2	122	—	—	1	337	—	—
Residential mortgage	116	5,695	14	607	41	2,444	1	45
Revolving mortgage	6	136	—	—	5	217	—	—
Construction & land development - noncommercial	2	253	—	—	12	389	—	—
Consumer	18	146	2	10	10	193	—	—
Other	1	1,183	—	—	—	—	—	—
Total below market interest rate	218	24,728	24	6,327	137	17,345	4	486

Discharged from bankruptcy
Construction and land development - commercial	4	38	1	3	—	—	—	—
Commercial mortgage	4	1,897	2	644	2	949	1	—
Commercial and industrial	3	146	—	—	—	—	—	—
Residential mortgage	29	1,454	4	242	12	1,067	2	268
Revolving mortgage	56	2,714	9	701	17	663	1	—
Construction & land development - noncommercial	—	—	—	—	1	62	1	62
Consumer	25	296	7	75	4	4	—	—
Total discharged from bankruptcy	121	6,545	23	1,665	36	2,745	5	330
Total non-PCI restructurings	372	$37,183	50	$8,326	248	$30,869	12	$1,180

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2015				Year ended December 31, 2014
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
PCI loans
Interest only period provided
Commercial mortgage	—	$—	—	$—	2	$—	2	$—
Total interest only	—	—	—	—	2	—	2	—

Loan term extension
Construction and land development - commercial	—	—	—	—	1	332	—	—
Residential mortgage	1	178	—	—	2	317	5	53
Construction and land development - noncommercial	—	—	—	—	1	51	—	—
Total loan term extension	1	178	—	—	4	700	5	53

Below market interest rate
Construction and land development - commercial	—	—	—	—	2	116	—	—
Commercial mortgage	—	—	—	—	16	5,783	3	138
Residential mortgage	14	1,187	2	96	29	3,948	3	23
Total below market interest rate	14	1,187	2	96	47	9,847	6	161

Discharged from bankruptcy
Residential mortgage	2	282	—	—	26	1,659	2	—
Revolving mortgage	1	105	—	—	—	—	—	—
Total discharged from bankruptcy	3	387	—	—	26	1,659	2	—
Total PCI restructurings	18	$1,752	2	$96	79	$12,206	15	$214

NOTE F
PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	2015	2014
Land	$279,932	$284,682
Premises and leasehold improvements	1,089,644	1,056,126
Furniture and equipment	441,378	444,774
Total	1,810,954	1,785,582
Less accumulated depreciation and amortization	675,125	660,501
Total premises and equipment	$1,135,829	$1,125,081
There were no premises pledged to secure borrowings at December 31, 2015 and 2014.
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
Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2015:

(Dollars in thousands)	Year ended December 31
2016	$18,543
2017	14,415
2018	11,017
2019	8,040
2020	5,589
Thereafter	43,407
Total minimum payments	$101,011

Total rent expense for all operating leases amounted to $13.8 million in 2015, $18.5 million in 2014 and $21.4 million in 2013, net of rent income, which was $6.4 million, $2.7 million and $1.8 million during 2015, 2014 and 2013, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G
OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during 2015 and 2014.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at January 1, 2014	$47,081	$36,898	$83,979
Additions	29,708	36,574	66,282
Additions acquired in the Bancorporation merger	1,336	34,008	35,344
Additions acquired in the 1st Financial merger	—	11,591	11,591
Sales	(38,753)	(48,935)	(87,688)
Writedowns	(10,853)	(5,219)	(16,072)
Transfers (1)	(5,537)	5,537	—
Balance at December 31, 2014	22,982	70,454	93,436
Additions	7,357	47,866	55,223
Sales	(19,629)	(56,853)	(76,482)
Writedowns	(1,478)	(5,140)	(6,618)
Transfers (1)	(2,415)	2,415	—
Balance at December 31, 2015	$6,817	$58,742	$65,559
(1) Transfers include OREO balances associated with expired loss share agreements.
At December 31, 2015 and December 31, 2014, BancShares had $16.1 million and $29.0 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $15.6 million and $24.8 million at December 31, 2015 and December 31, 2014, respectively.
NOTE H
FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Balance at January 1	$28,701	$93,397	$270,192
Additional receivable from Bancorporation merger	—	5,106	—
Amortization	(10,899)	(43,422)	(85,651)
Net cash payments to (from) the FDIC	33,296	1,286	(19,373)
Post-acquisition adjustments	(47,044)	(27,666)	(71,771)
Balance at December 31	$4,054	$28,701	$93,397
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. See Note U for information related to BancShares' recorded payable to the FDIC for loss share agreements.

Amortization reflects changes in the FDIC loss share receivable due to improvements in expected cash flows that are being recognized over the remaining term of the loss share agreement. Cash payments to (from) the FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the ALLL related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the ALLL and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of some or all previously recorded provision for loan and lease losses, a decrease in the related ALLL and a proportional adjustment to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. The loss share agreements for non-single family residential loans for Temecula Valley Bank, Venture Bank and Georgian Bank expired during

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014. At the beginning of the second quarter of 2015, the loss share agreements for First Regional Bank and non-single family residential loans acquired from Sun American Bank expired. The loss share agreement for non-single family residential loans for Williamsburg First National Bank expired at the beginning of the fourth quarter of 2015. During 2016, the loss share agreements for non-single family residential loans for United Western Bank, Atlantic Bank & Trust and Colorado Capital Bank will expire at the beginning of the second, third and fourth quarters, respectively.

NOTE I
DEPOSITS
Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2015	2014
Demand	$9,274,470	$8,086,784
Checking with interest	4,445,353	4,091,333
Money market accounts	8,205,705	8,264,811
Savings	1,909,021	1,728,504
Time	3,096,206	3,507,145
Total deposits	$26,930,755	$25,678,577

Time deposits with a denomination exceeding $250,000 were $578.1 million and $552.3 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2016	$2,359,710
2017	453,560
2018	114,448
2019	111,857
2020	56,631
Thereafter	—
Total time deposits	$3,096,206

NOTE J
SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

(Dollars in thousands)	2015	2014
Master notes	$—	$410,258
Repurchase agreements	592,182	294,426
Notes payable to Federal Home Loan Banks	—	80,000
Federal funds purchased	2,551	2,551
Subordinated notes payable	—	199,949
Total short-term borrowings	$594,733	$987,184
At December 31, 2015, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $740.0 million on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, BancShares has access to an additional $5.57 billion on a secured basis. The master notes product, or investments used by commercial customers as an investment option through a sweep account, was discontinued during 2015, resulting in a migration to repurchase agreements. Additionally, $80.0 million in FHLB borrowings and $199.9 million in subordinated debt matured in 2015.

NOTE K
REPURCHASE AGREEMENTS
We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and secure long-term funding needs. Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security on an agreed upon date at

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are generally reflected as short-term borrowings on the Consolidated Balance Sheets.
We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from our general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $722.0 million and $418.3 million at December 31, 2015 and December 31, 2014, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in short-term borrowings in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 is presented in the following tables.

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury	$592,182	$—	$—	$25,724	$617,906
Government agency	—	—	—	4,276	4,276
Total borrowings	$592,182	$—	$—	$30,000	$622,182
Gross amount of recognized liabilities for repurchase agreements					$622,182

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury	$162,925	$—	$—	$23,086	$186,011
Government agency	—	—	—	6,914	6,914
Mortgage-backed securities	131,501	—	—	—	131,501
Total borrowings	$294,426	$—	$—	$30,000	$324,426
Gross amount of recognized liabilities for repurchase agreements					$324,426

NOTE L
LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

(Dollars in thousands)	2015	2014
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	$96,392	$96,392
Junior subordinated debenture at 3-month LIBOR plus 2.25 percent maturing June 15, 2034	25,774	26,547
Junior subordinated debenture at 3-month LIBOR plus 2.85 percent maturing April 7, 2034	10,310	10,310
Subordinated notes payable 8.00 percent June 1, 2018	15,000	15,000
Obligations under capitalized leases extending to July 2026	9,226	3,150
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.00 percent to 3.58 percent and maturing through March 2024	510,252	160,268
Note payable to the Federal Home Loan Bank of Des Moines(1) with a rate of 4.74 percent and a maturity date of July 2017	10,000	10,000
Unamortized purchase accounting adjustments	(2,907)	(466)
Other long-term debt	30,108	30,119
Total long-term obligations	$704,155	$351,320
(1) The Federal Home Loan Bank (FHLB) of Seattle merged with and into the FHLB of Des Moines effective May 31, 2015. As a result, the note payable to the FHLB of Seattle at December 31, 2014 was owed to the FHLB of Des Moines at December 31, 2015.

At December 31, 2015, long-term obligations included $132.5 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Long-term obligations maturing in each of the five years subsequent to December 31, 2015 and thereafter, include:

Year ended December 31
2016	$3,401
2017	13,440
2018	135,232
2019	246
2020	261
Thereafter	551,575
Total long-term obligations	$704,155

NOTE M
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
The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. U.S.Treasury, government agency, mortgage-backed securities, municipal securities and trust preferred securities are generally measured at fair value using a third party pricing service or recent comparable market transactions in similar or identical securities and are classified as level 2 instruments. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded on a heavily active market and as Level 2 if the observable closing price is from a less than active market.

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
Payable to the FDIC for loss share agreements. The fair value of the payable to the FDIC for loss share agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the loss share agreements. Cash flows are discounted using current discount rates based on the expiration date of each loss share agreement to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurement for the payable to the FDIC are considered level 3 inputs.
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
For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2015 and December 31, 2014. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered level 2. Lastly, the receivable from the FDIC for loss share agreements is designated as level 3.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$534,086	$534,086	$604,182	$604,182
Overnight investments	2,063,132	2,063,132	1,724,919	1,724,919
Investment securities available for sale	6,861,293	6,861,293	7,171,917	7,171,917
Investment securities held to maturity	255	265	518	544
Loans held for sale	59,766	59,766	63,696	63,696
Net loans and leases	20,033,774	19,353,325	18,564,999	18,046,497
Receivable from the FDIC for loss share agreements (1)	4,054	4,054	28,701	18,218
Income earned not collected	70,036	70,036	57,254	57,254
Federal Home Loan Bank stock	37,511	37,511	39,113	39,113
Mortgage servicing rights	19,351	19,495	16,688	16,736
Deposits	26,930,755	26,164,472	25,678,577	25,164,683
Short-term borrowings	594,733	594,733	987,184	987,184
Long-term obligations	704,155	718,102	351,320	367,732
Payable to the FDIC for loss share agreements	126,453	131,894	116,535	122,168
Accrued interest payable	5,713	5,713	8,194	8,194
Interest rate swap	1,429	1,429	4,337	4,337
(1) At December 31, 2015, the carrying value of the FDIC receivable approximates the fair value due to the short-term nature of the majority of loss share agreements. At December 31, 2014, the fair value of the FDIC receivable is estimated based on discounted future cash flows using current discount rates and excludes receivable related to accretable yield to be amortized in prospective periods.

Among BancShares’ assets and liabilities, investment securities available for sale, loans held for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2015 and December 31, 2014.

	December 31, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,674,882	$—	$1,674,882	$—
Government agency	498,660	—	498,660	—
Mortgage-backed securities	4,668,198	—	4,668,198	—
Equity securities	8,893	1,668	7,225	—
Other	10,660	—	10,660	—
Total investment securities available for sale	$6,861,293	$1,668	$6,859,625	$—
Loans held for sale	$59,766	$—	$59,766	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$1,429	$—	$1,429	$—

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,629,670	$—	$2,629,670	$—
Government agency	908,817	—	908,817	—
Mortgage-backed securities	3,633,304	—	3,633,304	—
Municipal securities	126	—	126	—
Total investment securities available for sale	$7,171,917	$—	$7,171,917	$—
Loans held for sale	$63,696	$—	$63,696	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$4,337	$—	$4,337	$—

There were no transfers between levels during the years ended December 31, 2015 and 2014.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Option
Beginning in the fourth quarter of 2014, BancShares elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of December 31, 2015 and 2014.

	December 31, 2015
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$59,766	$58,890	$876

	December 31, 2014
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$63,696	$62,996	$700
No loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2015 and 2014.
The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the years ended December 31, 2015 and 2014.

	Year ended December 31
(Dollars in thousands)	2015	2014
Gains (losses) from fair value changes on loans held for sale	$176	$202
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2015 and December 31, 2014.

	December 31, 2015
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Impaired loans	64,197	—	—	64,197
Other real estate not covered under loss share agreements remeasured during current year	44,571	—	—	44,571
Other real estate covered under loss share agreements remeasured during current year	4,403	—	—	4,403
Mortgage servicing rights	17,997	—	—	17,997

	December 31, 2014
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Impaired loans	73,170	—	—	73,170
Other real estate not covered under loss share agreements remeasured during current year	40,714	—	—	40,714
Other real estate covered under loss share agreements remeasured during current year	17,664	—	—	17,664
Mortgage servicing rights	13,562	—	—	13,562

No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2015 and December 31, 2014.

NOTE N
EMPLOYEE BENEFIT PLANS

BancShares sponsors benefit plans for its qualifying employees and legacy Bancorporation employees including noncontributory defined benefit pension plans, a 401(k) savings plan and an enhanced 401(k) savings plan. These plans are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives that provide supplemental benefits that are paid upon death or separation from service at an agreed-upon age.

Defined Benefit Pension Plans

Employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (BancShares Plan). The BancShares plan was closed to new participants as of April 1, 2007. Retirement benefits are based on years of service and average earnings. Covered employees fully vested in the BancShares Plan after five years of service. BancShares makes contributions to the pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. A $30.0 million discretionary contribution was made to the BancShares Plan during 2015. No contributions were made during 2014 and BancShares does not anticipate making any contributions during 2016.

Certain legacy Bancorporation employees who qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (Bancorporation Plan). The Bancorporation plan was closed to new participants as of September 1, 2007. Retirement benefits are based on years of service and highest average annual compensation for five consecutive years during the last ten years of employment. Covered employees fully vested in the Bancorporation Plan after five years of service. BancShares makes contributions to the Bancorporation Plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. No contributions were made to the Bancorporation Plan for 2015 and 2014 and none are anticipated for 2016.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

BancShares Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Change in benefit obligation
Projected benefit obligation at January 1	$627,645	$530,678
Service cost	14,083	12,332
Interest cost	26,975	25,615
Actuarial (gain) loss	(39,002)	76,122
Benefits paid	(18,199)	(17,102)
Projected benefit obligation at December 31	611,502	627,645
Change in plan assets
Fair value of plan assets at January 1	544,956	524,017
Actual return on plan assets	(6,732)	38,041
Employer contributions	30,000	—
Benefits paid	(18,199)	(17,102)
Fair value of plan assets at December 31	550,025	544,956
Funded status at December 31	$(61,477)	$(82,689)
The amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 consist of:

(Dollars in thousands)	2015	2014
Other assets	$—	$—
Other liabilities	(61,477)	(82,689)
Net asset (liability) recognized	$(61,477)	$(82,689)
The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Net loss	$70,358	$80,806
Less prior service cost	556	767
Accumulated other comprehensive loss, excluding income taxes	$70,914	$81,573
The following table provides expected amortization amounts for 2016.

(Dollars in thousands)
Actuarial loss	$6,398
Prior service cost	210
Total	$6,608

The accumulated benefit obligation for the plan at December 31, 2015 and 2014 was $533.1 million and $537.0 million, respectively. The BancShares Plan uses a measurement date of December 31.

The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2015 and 2014. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2015 and 2014.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Service cost	$14,083	$12,332	$16,332
Interest cost	26,975	25,615	23,686
Expected return on assets	(33,198)	(31,269)	(27,733)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	11,376	5,148	16,985
Total net periodic benefit cost	19,446	12,036	29,480
Current year actuarial loss (gain)	927	69,349	(123,557)
Amortization of actuarial loss	(11,376)	(5,148)	(16,985)
Amortization of prior service cost	(210)	(210)	(210)
Total recognized in other comprehensive income	(10,659)	63,991	(140,752)
Total recognized in net periodic benefit cost and other comprehensive income	$8,787	$76,027	$(111,272)
The assumptions used to determine the benefit obligations at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Discount rate	4.68%	4.27%
Rate of compensation increase	4.00	4.00

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013, are as follows:

(Dollars in thousands)	2015	2014	2013
Discount rate	4.27%	4.90%	4.00%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.25

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
The weighted average expected long-term rate of return on BancShares Plan assets represents the average rate of return expected to be earned on BancShares Plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, historical and current returns, as well as investment allocation strategies, on BancShares Plan assets are considered.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Change in benefit obligation
Projected benefit obligation at January 1	$151,332	$—
Projected benefit obligation at October 1 acquisition date	—	137,452
Service cost	3,341	832
Interest cost	6,393	1,488
Actuarial (gain) loss	(10,937)	12,802
Benefits paid	(4,812)	(1,242)
Curtailments	(2,076)	—
Projected benefit obligation at December 31	143,241	151,332
Change in plan assets
Fair value of plan assets at January 1	155,618	—
Fair value of plan assets at October 1 acquisition date	—	150,374
Actual return on plan assets	87	6,486
Benefits paid	(4,812)	(1,242)
Fair value of plan assets at December 31	150,893	155,618
Funded status at December 31	$7,652	$4,286

During 2015, there were plan curtailments of $2.1 million related to a decrease in the number of employees covered by the Bancorporation plan.
The amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 consist of:

(Dollars in thousands)	2015	2014
Other assets	$—	$—
Other liabilities	7,652	4,286
Net asset (liability) recognized	$7,652	$4,286
The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Net loss	$7,505	$9,123
Less prior service cost	—	—
Accumulated other comprehensive loss, excluding income taxes	$7,505	$9,123
There are no expected amortization amounts for 2016. The accumulated benefit obligation for the plan at December 31, 2015 and 2014 was $131.9 million and $136.4 million, respectively. The Bancorporation Plan uses a measurement date of December 31.
The fair value of plan assets exceeded the projected benefit obligation and accumulated benefit obligation as of December 31, 2015 and 2014.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2015 and 2014. For 2014, the table only includes amounts after the October 1 acquisition of Bancorporation.

	Year ended December 31
(Dollars in thousands)	2015	2014
Service cost	$3,341	$832
Interest cost	6,393	1,488
Expected return on assets	(11,482)	(2,807)
Total net periodic benefit cost	(1,748)	(487)
Current year actuarial loss	458	9,123
Curtailments	(2,076)	—
Total recognized in other comprehensive income	(1,618)	9,123
Total recognized in net periodic benefit cost and other comprehensive income	$(3,366)	$8,636
The assumptions used to determine the benefit obligations at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Discount rate	4.68%	4.27%
Rate of compensation increase	4.00	4.00
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Discount rate	4.27%	4.35%
Rate of compensation increase	4.00	4.00
Expected long-term return on plan assets	7.50	7.50

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
The weighted average expected long-term rate of return on Bancorporation Plan assets represents the average rate of return expected to be earned on Bancorporation Plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, historical and current returns, as well as investment allocation strategies, on Bancorporation Plan assets are considered.

Plan Assets

BancShares Plan
Our primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the BancShares Plan can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Plan assets are currently held by FCB Trust Department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of pension plan assets at December 31, 2015 and 2014, by asset class are as follows:

	December 31, 2015
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$26,613	$26,613	$—	$—	0 - 1%	5%
Equity securities					55 - 65%	63%
Common and preferred stock	267,037	267,037	—	—
Mutual funds	78,645	78,645	—	—
Fixed income					25 - 40%	26%
U.S. government and government agency securities	58,526	48,957	9,569	—
Corporate bonds	70,809	—	70,809	—
Mutual funds	17,351	17,351	—	—
Alternative investments					0 - 10%	6%
Mutual funds	31,044	31,044	—	—
Total pension assets	$550,025	$469,647	$80,378	$—		100%

	December 31, 2014
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$3,854	$3,854	—	—	0 - 1%	1%
Equity securities					55 - 65%	62%
Common and preferred stock	284,656	284,656	—	—
Mutual funds	52,379	52,379	—	—
Fixed income					25 - 40%	28%
Mutual funds	153,928	—	153,928	—
Alternative investments					0 - 10%	9%
Mutual funds	50,139	50,139	—	—
Total pension assets	$544,956	$391,028	$153,928	$—		100%

Cash and equivalents comprise approximately 5 percent of BancShares actual plan assets at December 31, 2015, exceeding the target allocation range due to the $30.0 million contribution to the plan in December 2015.

Bancorporation Plan
Our primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Bancorporation Plan can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Plan assets are currently held by FCB Trust Department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Actual % of Plan Assets
Cash and equivalents	$13,437	$13,437	—	—	9%
Equity securities					63%
Common and preferred stock	80,676	80,676	—	—
Mutual funds	15,005	15,005	—	—
Fixed income					22%
U.S. government and government agency securities	20,476	3,986	16,490	—
Corporate bonds	8,011	—	8,011	—
Mutual funds	4,198	4,198	—	—
Alternative investments					6%
Mutual funds	9,090	9,090	—	—
Total pension assets	$150,893	$126,392	$24,501	—

	December 31, 2014
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Actual % of Plan Assets
Cash and equivalents	$13,077	$13,077	—	—	8%
Equity securities					69%
Common and preferred stock	101,540	101,540	—	—
Mutual funds	5,793	5,793	—	—
Fixed income					23%
U.S. government and government agency securities	23,528	23,528	—	—
Corporate bonds	11,680	—	11,680	—
Total pension assets	$155,618	$143,938	$11,680	—
The investment policy for the Bancorporation Plan establishes an asset allocation whereby fixed income securities including cash and cash equivalents should comprise no less than 35 percent of Bancorporation Plan assets and whereby equity securities should not exceed 60 percent of Bancorporation Plan assets. Because the investment policy grants a 10 percent market value variance within the Bancorporation Plan when assessing overall asset allocation percentage, equity securities can comprise up to 70 percent of Bancorporation Plan assets before action is required. Alternative investments may also comprise up to 5 percent of the Bancorporation Plan assets.
Cash Flows

Following are estimated payments to pension plan participants in the indicated periods for each plan:

(Dollars in thousands)	BancShares Plan	Bancorporation Plan
2016	$21,607	$5,463
2017	23,268	5,969
2018	24,895	6,420
2019	26,450	6,791
2020	28,207	7,209
2021-2025	166,567	43,671

401(k) Savings Plans

Effective January 1, 2015, BancShares merged the legacy Bancorporation 401(k) savings plan and enhanced 401(k) savings plan into the existing BancShares 401(k) savings plan and enhanced 401(k) savings plan. Participation in and terms of the BancShares 401(k) plan and enhanced 401(k) plan did not change as a result of the mergers.

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

BancShares made participating contributions to the BancShares 401(k) plans of $22.6 million, $16.4 million and $14.9 million during 2015, 2014 and 2013, respectively.

Legacy Bancorporation Plans
Legacy Bancorporation had a 401(k) savings plan covering employees who elected to participate prior to September 1, 2007. As of October 1, 2014, BancShares assumed the plan requirement of matching 100 percent of the employees’ contribution of up to 3 percent of compensation and 50 percent of the employees’ contribution over 3 percent but not to exceed 6 percent of compensation. The matching funds contributed by the bank are 100 percent vested immediately. This plan was merged into the existing BancShares 401(k) savings plan as of January 1, 2015 and ceased to exist.
Legacy Bancorporation also had an enhanced 401(k) savings plan covering employees hired or rehired on or after September 1, 2007 and which provided for benefits beginning January 1, 2008. As of October 1, 2014 acquisition date, BancShares assumed the plan requirement of matching up to 100 percent of the employees’ contributions not to 6 percent of compensation. Historically, Bancorporation has contributed a profit sharing contribution equal to 3 percent of a participant’s compensation regardless of whether the participant is making contributions. The matching funds and profit sharing contributions contributed by the bank are 100 percent vested immediately. This plan was merged into the existing BancShares enhanced 401(k) savings plan as of January 1, 2015 and ceased to exist.
BancShares made participating contributions to the legacy Bancorporation plans of $1.1 million for 2014.
Additional Benefits for Executives and Directors and Officers of Acquired Entities

FCB has entered into contractual agreements with certain executives that provide payments for a period of no more than fifteen years following separation from service at an agreed-upon age. These agreements also provide a death benefit in the event a participant dies before the term of the agreement ends. FCB has also assumed liability for contractual obligations to directors and officers of previously-acquired entities.

The following table provides the accrued liability as of December 31, 2015 and 2014, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2015	2014
Present value of accrued liability as of January 1	$43,211	$23,960
Benefits acquired in the 1st Financial merger	—	1,455
Benefits acquired in the Bancorporation merger	—	17,333
Benefit expense and interest cost	1,386	2,682
Benefits paid	(4,485)	(2,219)
Benefits forfeited	(234)	—
Present value of accrued liability as of December 31	$39,878	$43,211
Discount rate at December 31	4.68%	4.27%

NOTE O
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
Other noninterest income for the years ended December 31, 2015, 2014 and 2013 was $36.4 million, $29.3 million and $49.7 million, respectively. The most significant item in other noninterest income was recoveries on PCI loans that have been previously charged-off. BancShares records the portion of recoveries not covered under loss share agreements as noninterest income rather than as an adjustment to the allowance for loan losses since charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus the allowance for loan losses. These recoveries were $21.2 million, $16.2 million and $29.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other noninterest expense for the years ended December 31, 2015, 2014 and 2013 included the following:

(Dollars in thousands)	2015	2014	2013
Cardholder processing	$21,735	$15,133	$13,780
Merchant processing	58,231	42,661	35,279
Collection	9,649	11,595	21,209
Processing fees paid to third parties	18,779	17,089	15,095
Cardholder reward programs	11,069	8,252	6,266
Telecommunications	14,406	10,834	10,033
Consultant	8,925	10,168	9,740
Core deposit intangible amortization	18,892	6,955	2,308
Advertising	12,431	11,461	8,286
Other	95,741	76,481	71,018
Total other noninterest expense	$269,858	$210,629	$193,014

NOTE P
INCOME TAXES
At December 31, income tax expense consisted of the following:

(Dollars in thousands)	2015	2014	2013
Current tax expense
Federal	$105,367	$84,430	$46,848
State	16,111	13,941	7,080
Total current tax expense	121,478	98,371	53,928
Deferred tax (benefit) expense
Federal	(2,758)	(30,658)	38,731
State	3,308	(2,681)	8,915
Total deferred tax (benefit) expense	550	(33,339)	47,646
Total income tax expense	$122,028	$65,032	$101,574

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

(Dollars in thousands)	2015	2014	2013
Income taxes at statutory rates	$116,345	$71,258	$93,956
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(3,020)	(1,832)	(1,185)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	12,622	7,319	10,397
Acquisition stock settlement	—	(10,185)	—
Tax credits net of amortization	(3,060)	(2,896)	(960)
Other, net	(859)	1,368	(634)
Total income tax expense	$122,028	$65,032	$101,574

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset included the following components at December 31:

(Dollars in thousands)	2015	2014
Allowance for loan and lease losses	$78,878	$79,537
Pension liability	7,206	17,147
Executive separation from service agreements	9,856	13,753
State operating loss carryforward	21	29
Unrealized loss on cash flow hedge	537	1,673
Net unrealized loss on securities included in accumulated other comprehensive loss	9,379	—
Accelerated depreciation	13,195	3,495
FDIC assisted transactions timing differences	66,456	77,388
Other reserves	10,772	12,770
Other	29,279	26,788
Deferred tax asset	225,579	232,580
Lease financing activities	15,492	12,706
Net unrealized gain on securities included in accumulated other comprehensive loss	—	3,245
Net deferred loan fees and costs	6,051	4,532
Intangible assets	2,040	7,789
Security, loan and debt valuations	31,486	40,910
Other	12,026	13,287
Deferred tax liability	67,095	82,469
Net deferred tax asset	$158,484	$150,111
On October 1, 2014, Bancorporation merged with and into BancShares in a statutory merger treated as a "reorganization" within the meaning of section 368(a) of the Internal Revenue Code of 1986 as amended. Income tax expense in 2014 has been adjusted for the settlement of the ownership of Bancorporation stock at the date of the merger. Income tax expense has also been adjusted for the revaluation of the acquired deferred inventory to reflect the rates that will apply under currently enacted tax law when the temporary differences are expected to reverse.
No valuation allowance was necessary at December 31, 2015 or 2014 to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized.
Under GAAP, the benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit. The liability for unrecognized tax benefits was not material at December 31, 2015 and 2014, and changes in the liability were not significant during 2015, 2014 and 2013. BancShares does not expect the liability for unrecognized tax benefits to change significantly during 2016. BancShares recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2015, 2014 and 2013 were not material.
During the third quarter of 2015, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that will become effective January 1, 2016. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in income tax expense in 2015.
BancShares, its subsidiaries', and Bancorporation's federal income tax returns for 2012 through 2014 remain open for examination. Generally, the state jurisdictions in which BancShares files income tax returns are subject to examination for a period up to four years after returns are filed. BancShares state tax returns are currently under examination in California for 2011 and 2012 and in Florida for 2011 through 2013.
NOTE Q
TRANSACTIONS WITH RELATED PERSONS

BancShares had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons) and entities that are controlled by Related Persons.

On September 4, 2015, FCB signed a definitive agreement to sell certain assets and liabilities of its branch office located at 800 South Lafayette in Shelby, North Carolina to The Fidelity Bank, a financial institution controlled by Related Persons. The sale was completed on December 4, 2015. FCB sold $8.7 million of loans and $31.2 million of deposits while also receiving a premium on the deposits sold of $301 thousand. The transaction resulted in a net cash payment of $22.2 million by FCB to The Fidelity Bank. After transaction costs, the sale resulted in a net gain of $216 thousand for the year ended December 31, 2015.

The sale on December 4, 2015 did not include the building located in Shelby, North Carolina. The sale of the building to The Fidelity Bank is expected to occur in 2016.

For those identified as Related Persons as of December 31, 2015, the following table provides an analysis of changes in the loans outstanding during 2015 and 2014:

	Year ended December 31
(dollars in thousands)	2015	2014
Balance at January 1	$1,045	1,825
New loans	5	39
Repayments	(971)	(819)
Balance at December 31	$79	1,045

Unfunded loan commitments available to Related Persons were $1.4 million and $1.3 million as of December 31, 2015 and 2014, respectively.

During 2015, 2014 and 2013, fees from processing services included $98 thousand, $17.2 million and $21.6 million, respectively, for services rendered to entities controlled by Related Persons. The 2014 amount includes $16.8 million earned from Bancorporation prior to the merger as it was considered an entity controlled by Related Persons. Effective with the merger there were no longer any fees earned from Bancorporation. The amounts recorded from the largest individual institution were $66 thousand, $16.8 million and $20.4 million for 2015, 2014 and 2013, respectively. BancShares has also provided certain contracted services for entities controlled by Related Persons which have been reimbursed and are not considered material.

In the third quarter of 2014, BancShares purchased $25.0 million of FCB/SC Capital Trust II's outstanding Trust Preferred Securities from an unaffiliated third party. BancShares paid approximately $23.0 million, plus unpaid accrued distributions on the securities for the current distribution period, for the Trust Preferred Securities. Upon completion of the merger with Bancorporation on October 1, 2014 the issuer of the Trust Preferred Securities became a subsidiary of BancShares and BancShares' investment in the Trust Preferred Securities was eliminated in consolidation.

NOTE R
DERIVATIVES

At December 31, 2015, BancShares had an interest rate swap that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The following table provides the notional amount of the interest rate swap and the fair value of the liability as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$1,429	$93,500	$4,337

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. At December 31, 2015 and 2014, collateral with a fair value of $2.0 million and $7.0 million, respectively, was pledged to secure the existing obligation under the interest rate swap.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income (loss), while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income. For

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the years ended December 31, 2015, 2014 and 2013, BancShares recognized interest expense of $3.3 million for each period, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The estimated net amount in accumulated other comprehensive loss at December 31, 2015 that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $1.1 million.

BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE S
GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $139.8 million at December 31, 2015 and 2014, with no impairment recorded during 2015, 2014 and 2013. The following table presents the changes in the carrying amount of goodwill.

(Dollars in thousands)	2015	2014
Balance at January 1	$139,773	$102,625
Acquired in the 1st Financial merger	—	32,915
Acquired in the Bancorporation merger	—	4,233
Balance at December 31	$139,773	$139,773

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

BancShares performs annual impairment tests as of July 31 each year. After the first step for 2015 and 2014, no further analysis was required as there was no indication of impairment.

Mortgage Servicing Rights

Our portfolio of residential mortgage loans serviced for third parties was $2.15 billion and $1.95 billion as of December 31, 2015 and 2014, respectively. These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset on the Consolidated Balance Sheets and are initially recorded at fair value.

The activity of the servicing asset for the years ended December 31, 2015 and 2014 is presented in the following table:

(Dollars in thousands)	2015	2014
Balance at January 1	$16,688	$16
Servicing rights originated	5,910	727
Amortization	(4,002)	(919)
Servicing rights acquired in the 1st Financial merger	—	148
Servicing rights acquired in the Bancorporation merger	—	17,566
Valuation allowance reversal (provision)	755	(850)
Balance at December 31	$19,351	$16,688

The following table presents the activity in the servicing asset valuation allowance for the years ended December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Balance at January 1	$850	$—
Valuation allowance (reversal) provision	(755)	850
Balance at December 31	$95	$850

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
As of December 31, 2015 and 2014, the carrying value BancShares' mortgage servicing rights was $19.4 million and $16.7 million, respectively. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the years ended December 31, 2015, 2014 and 2013 were $5.4 million, $611 thousand, and $327 thousand respectively, and are included in mortgage income in the Consolidated Statements of Income.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $4.0 million, $919 thousand, and $205 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Mortgage income included an impairment reversal of $755 thousand for the year ended December 31, 2015 and an impairment of $850 thousand for the year ended December 31, 2014. There was no net valuation allowance impairment recorded for the year ended December 31, 2013.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of December 31, 2015 and 2014 were as follows:

	2015	2014
Discount rate - conventional fixed loans	9.31%	7.20%
Discount rate - all loans excluding conventional fixed loans	10.31%	9.20%
Weighted average constant prepayment rate	11.01%	14.25%
Weighted average cost to service a loan	$56.61	$56.02

Other Intangible Assets

The following information relates to other intangible assets, all customer-related, which are being amortized over their estimated useful lives:

(dollars in thousands)	2015	2014
Balance at January 1	$89,922	$1,247
Acquired in CCBT merger	690	—
Acquired in the 1st Financial merger	—	3,780
Acquired in the Bancorporation merger	—	91,850
Removal due to branch sale	(85)	—
Amortization	(18,892)	(6,955)
Balance at December 31	$71,635	$89,922

Core deposit intangibles comprise the majority of the other intangible assets as of December 31, 2015 and 2014. During 2015, BancShares recognized $690 thousand in core deposit intangibles related to the CCBT merger. Core deposit intangibles of $85 thousand were written off in 2015 as it related to previously acquired deposits that were sold in connection with the sale of a branch in December 2015. During 2014, BancShares recognized $91.9 million and $3.8 million in core deposit intangibles related to the Bancorporation and 1st Financial mergers, respectively. Intangible assets generated by acquisitions, which represent the estimated fair value of core deposits and other customer relationships that were acquired, are being amortized on an accelerated basis over their estimated useful lives. The estimated useful remaining lives range from 2 years to less than 9 years.

The gross amount of other intangible assets and accumulated amortization as of December 31, 2015 and 2014, are:

(dollars in thousands)	2015	2014
Gross balance	$115,201	$114,596
Accumulated amortization	(43,566)	(24,674)
Carrying value	$71,635	$89,922

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

(dollars in thousands)
2016	$16,440
2017	14,075
2018	11,710
2019	9,457
2020	7,492

NOTE T
SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND OTHER REGULATORY MATTERS

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. Under Basel III, minimum requirements increase for both the quantity and quality of capital held by BancShares. Basel III included a new common equity Tier 1 ratio minimum of 4.50 percent, raised the minimum Tier 1 risk-based capital to 6.00 percent, requires a minimum total risk-based capital ratio of 8.00 percent and requires a minimum Tier 1 leverage capital ratio of 4.00 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. The phase-in period for Basel III became effective for BancShares on January 1, 2015, with full compliance of all Basel III requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.

Based on the most recent notifications from its regulators, FCB is well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2015, BancShares and FCB met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would affect each entity's well-capitalized status.

Following is an analysis of capital ratios for BancShares and FCB as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Amount (1)	Ratio (1)	Requirements to be well-capitalized (2)	Amount	Ratio	Requirements to be well-capitalized
BancShares
Tier 1 risk-based capital	$2,831,242	12.65%	8.00%	$2,690,324	13.61%	6.00%
Common equity Tier 1 (3)	2,799,163	12.51	6.50	N/A	N/A	N/A
Total risk-based capital	3,140,212	14.03	10.00	2,904,123	14.69	10.00
Leverage capital	2,831,242	8.96	5.00	2,690,324	8.91	5.00
FCB
Tier 1 risk-based capital	2,821,475	12.64	8.00	2,019,595	13.12	6.00
Common equity Tier 1 (3)	2,821,475	12.64	6.50	N/A	N/A	N/A
Total risk-based capital	3,038,070	13.61	10.00	2,212,163	14.37	10.00
Leverage capital	2,821,475	8.95	5.00	2,019,595	9.30	5.00
FCB-SC (4)
Tier 1 risk-based capital	N/A	N/A	N/A	653,515	15.11	6.00
Total risk-based capital	N/A	N/A	N/A	657,475	15.20	10.00
Leverage capital	N/A	N/A	N/A	653,515	7.89	5.00
(1) December 31, 2015 calculated under Basel III guidelines, which became effective January 1, 2015.
(2) Regulatory well-capitalized requirements are based on 2015 Basel III regulatory capital guidelines.
(3) Common equity Tier 1 ratio requirements were established under Basel III guidelines; therefore, this ratio is not applicable for periods prior to January 1, 2015.
(4) FCB-SC merged into FCB effective January 1, 2015. As such, capital ratios are not applicable as of December 31, 2015.

At December 31, 2015, BancShares had $32.1 million of trust preferred capital securities included in Tier 1 capital, compared to $128.5 million at December 31, 2014. Effective January 1, 2015, 75 percent of BancShares' trust preferred capital securities were excluded from Tier 1 capital, with the remaining 25 percent to be phased out January 1, 2016. The inclusion of accumulated other comprehensive income in Tier 1 common equity, as described in Basel III, is only applicable for institutions

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

larger than $50 billion in assets. Management continues to monitor developments and remains committed to managing capital levels in a prudent manner.

At December 31, 2015 and December 31, 2014, Tier 2 capital of BancShares included $6.0 million and $9.0 million, respectively, of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures.

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

During the fourth quarter of 2015, our board approved a stock repurchase plan that provides for the purchase of up to 100,000 shares of Class A common stock beginning on November 1, 2015 and continuing through October 31, 2016. As of December 31, 2015, no purchases had occurred pursuant to that authorization.

The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce capital below applicable capital requirements. As of December 31, 2015, the maximum amount of the dividend was limited to $902.6 million to preserve well-capitalized status. Dividends declared by FCB amounted to $75.0 million in 2015, $30.0 million in 2014 and $131.0 million in 2013.

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2015, the requirements averaged $531.6 million.

NOTE U
COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At December 31, 2015, BancShares had unused commitments totaling $7.95 billion, compared to $7.19 billion at December 31, 2014. Total unfunded commitments relating to investments in affordable housing projects were $41.8 million and $16.8 million at December 31, 2015 and December 31, 2014, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheet. Affordable housing project investments were $85.6 million and $57.1 million at December 31, 2015 and December 31, 2014, respectively, and are included in other assets on the Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, and the fair value of those guarantees is not significant. To minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2015 and 2014, BancShares had standby letters of credit amounting to $77.9 million and $77.4 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million and $3.2 million as of December 31, 2015 and 2014, respectively, for estimated losses arising from these standard representation and warranty provisions.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares has recorded a receivable from the FDIC totaling $4.1 million and $28.7 million as of December 31, 2015 and 2014, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for five FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC for loss share agreements. As of December 31, 2015 and 2014, the clawback liability was $126.5 million and $116.5 million, respectively.

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

NOTE V
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income included the following at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized (losses) gains on investment securities available for sale	$(24,504)	$(9,379)	$(15,125)	$8,343	$3,245	$5,098
Unrealized loss on cash flow hedge	(1,429)	(537)	(892)	(4,337)	(1,673)	(2,664)
Funded status of defined benefit plan	(78,419)	(29,996)	(48,423)	(90,696)	(35,281)	(55,415)
Total	$(104,352)	$(39,912)	$(64,440)	$(86,690)	$(33,709)	$(52,981)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2015 and 2014:

(Dollars in thousands)	Unrealized gains (losses) on available-for-sale securities(1)	Gains (losses) on cash flow hedges(1)	Defined benefit pension items(1)	Total
Balance at January 1, 2014	$(10,091)	$(4,434)	$(10,743)	$(25,268)
Other comprehensive income (loss) before reclassifications	33,061	1,770	(47,946)	(13,115)
Amounts reclassified from accumulated other comprehensive (loss) income	(17,872)	—	3,274	(14,598)
Net current period other comprehensive income (loss)	15,189	1,770	(44,672)	(27,713)
Balance at December 31, 2014	5,098	(2,664)	(55,415)	(52,981)
Other comprehensive income (loss) before reclassifications	(13,544)	1,772	394	(11,378)
Amounts reclassified from accumulated other comprehensive (loss) income	(6,679)	—	6,598	(81)
Net current period other comprehensive (loss) income	(20,223)	1,772	6,992	(11,459)
Balance at December 31, 2015	$(15,125)	$(892)	$(48,423)	$(64,440)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the twelve months ended December 31, 2015 and 2014:

(Dollars in thousands)	Year ended December 31, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$10,817	Securities gains
	(4,138)	Income taxes
	$6,679	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(11,376)	Employee benefits
	(11,586)	Employee benefits
	4,988	Income taxes
	$(6,598)	Net income
Total reclassifications for the period	$81

	Year ended December 31, 2014
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$29,096	Securities gains
	(11,224)	Income taxes
	$17,872	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(5,148)	Employee benefits
	(5,358)	Employee benefits
	2,084	Income taxes
	$(3,274)	Net income
Total reclassifications for the period	$14,598
(1) Amounts in parentheses indicate debits to profit/loss.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE W
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Cash	$26,285	$24,026
Investment securities available for sale	21,137	110,644
Investment in banking subsidiaries	2,874,581	2,750,201
Investment in other subsidiaries	43,117	65,665
Due from subsidiaries	—	295,994
Other assets	73,944	74,157
Total assets	$3,039,064	$3,320,687
Liabilities and Shareholders' Equity
Short-term borrowings	$—	$485,207
Long-term obligations	133,775	136,717
Due to subsidiaries	29,682	—
Other liabilities	3,498	11,169
Shareholders' equity	2,872,109	2,687,594
Total liabilities and shareholders' equity	$3,039,064	$3,320,687

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Interest income	$645	$1,784	$1,387
Interest expense	6,793	9,694	7,065
Net interest loss	(6,148)	(7,910)	(5,678)
Dividends from banking subsidiaries	75,006	82,419	131,006
Dividends from other subsidiaries	23,500	—	—
Other income	1,870	33,600	3,620
Other operating expense	2,634	6,534	2,344
Income before income tax benefit and equity in undistributed net income of subsidiaries	91,594	101,575	126,604
Income tax benefit	(2,618)	(2,590)	(2,095)
Income before equity in undistributed net income of subsidiaries	94,212	104,165	128,699
Equity in undistributed net income of subsidiaries	116,174	34,397	38,170
Net income	$210,386	$138,562	$166,869

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$210,386	$138,562	$166,869
Adjustments
Undistributed net income of subsidiaries	(116,174)	(34,397)	(38,170)
Net amortization of premiums and discounts	(2,712)	594	334
Securities gains	(236)	(29,126)	—
Gain on elimination of acquired debt	—	(1,988)	—
Gain on sale of other assets	—	—	(1,331)
Change in other assets	(3,070)	93,385	(61,704)
Change in other liabilities	(1,157)	2,250	(2,096)
Net cash provided by operating activities	87,037	169,280	63,902
INVESTING ACTIVITIES
Net change in due from subsidiaries	295,994	(150,328)	(67,154)
Purchases of investment securities	(7,818)	(33,243)	(126,197)
Proceeds from sales, calls, and maturities of securities	100,586	114,208	135,000
Investment in subsidiaries	—	1,579	1,489
Business acquisitions, net of cash acquired	—	(24,772)	—
Net cash provided (used) by investing activities	388,762	(92,556)	(56,862)
FINANCING ACTIVITIES
Net change in due to subsidiaries	29,682	—	—
Net change in short-term borrowings	(485,207)	(1,211)	12,860
Retirement of long-term obligations	—	(52,372)	—
Stock issuance costs	—	(619)	—
Repurchase of common stock	—	—	(321)
Cash dividends paid	(18,015)	(11,543)	(8,663)
Net cash (used) provided by financing activities	(473,540)	(65,745)	3,876
Net change in cash	2,259	10,979	10,916
Cash balance at beginning of year	24,026	13,047	2,131
Cash balance at end of year	$26,285	$24,026	$13,047

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2016

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 24, 2016.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 24, 2016

/S/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer)	February 24, 2016

/S/ LORIE K. RUPP Lorie K. Rupp	Vice President and Chief Accounting Officer (principal accounting officer)	February 24, 2016

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 24, 2016

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 24, 2016

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 24, 2016

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 24, 2016

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 24, 2016

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 24, 2016

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 24, 2016

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 24, 2016

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 24, 2016

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 24, 2016

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 24, 2016

/s/ JAMES M. PARKER * James M. Parker	Director	February 24, 2016

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 24, 2016, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

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

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated July 28, 2015)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
4.3	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.4	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.5
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

4.7
Junior Subordinated Indenture between First Citizens Bancorporation, Inc., and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated as of May 7, 2004 (previously filed as Exhibit 4.3 to Bancorporation's (Commission File No. 0-11172) Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2004, and incorporated herein by reference)

4.8
First Supplemental Indenture between Registrant and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated October 1, 2014 (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)

4.9	8% Subordinated Note due 2018 (Louise T. Adams) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
4.10	8% Subordinated Note due 2018 (Greta T. Covington) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
4.11	8% Subordinated Note due 2018 (John H. Terrell, III) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.3
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Edward L. Willingham, IV (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.4
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.5
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)

10.6
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 8-K dated February 4, 2009)

10.7
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2010)

10.8
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant's subsidiary, First Citizens-Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.9
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant's subsidiary, First Citizens-Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.10
409A Deferred Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.11
Deferred Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First-Citizens Bank and Trust Company, Inc. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.12	Long-Term Incentive Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company (incorporated by reference from Registrant's Form 8-K dated April 29, 2014)
10.13	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference from Registrant's Form 8-K dated April 29, 2014)
10.14
Long-Term Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.15
Long-Term Compensation Plan 2012 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig Nix (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.16
Long-Term Compensation Plan 2012 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter Bristow (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.17
Long-Term Compensation Plan 2013 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig Nix (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.18
Long-Term Compensation Plan 2013 award agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter Bristow (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2016 Annual Meeting (separately filed)

*101.INS	XBRL Instance Document (filed herewith)
*101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.