Form 10-Q
period 2016-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2016-05-05
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of May 4, 2016)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$457,758	$534,086
Overnight investments	2,871,105	2,063,132
Investment securities available for sale	6,687,289	6,861,293
Investment securities held to maturity	194	255
Loans held for sale	66,988	59,766
Loans and leases	20,417,689	20,239,990
Allowance for loan and lease losses	(206,783)	(206,216)
Net loans and leases	20,210,906	20,033,774
Premises and equipment	1,127,371	1,135,829
Other real estate owned	65,068	65,559
Income earned not collected	73,518	70,036
FDIC loss share receivable	7,474	4,054
Goodwill	139,773	139,773
Other intangible assets	84,743	90,986
Other assets	403,470	417,391
Total assets	$32,195,657	$31,475,934
Liabilities
Deposits:
Noninterest-bearing	$9,661,441	$9,274,470
Interest-bearing	17,703,804	17,656,285
Total deposits	27,365,245	26,930,755
Short-term borrowings	689,236	594,733
Long-term obligations	779,087	704,155
FDIC loss share payable	128,243	126,453
Other liabilities	272,652	247,729
Total liabilities	29,234,463	28,603,825
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at March 31, 2016 and December 31, 2015)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2016 and December 31, 2015)	1,005	1,005
Surplus	658,918	658,918
Retained earnings	2,314,090	2,265,621
Accumulated other comprehensive loss	(23,824)	(64,440)
Total shareholders’ equity	2,961,194	2,872,109
Total liabilities and shareholders’ equity	$32,195,657	$31,475,934

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2016	2015
Interest income
Loans and leases	$216,404	$210,862
Investment securities and dividend income	23,042	19,310
Overnight investments	3,666	1,338
Total interest income	243,112	231,510
Interest expense
Deposits	4,659	5,629
Short-term borrowings	434	1,934
Long-term obligations	5,299	3,782
Total interest expense	10,392	11,345
Net interest income	232,720	220,165
Provision for loan and lease losses	4,843	5,792
Net interest income after provision for loan and lease losses	227,877	214,373
Noninterest income
Gain on acquisition	1,704	42,930
Cardholder services	19,358	18,401
Merchant services	21,977	18,880
Service charges on deposit accounts	21,850	22,058
Wealth management services	19,634	20,880
Securities gains	4,628	5,126
Other service charges and fees	6,989	5,455
Mortgage income	1,311	4,549
Insurance commissions	3,178	3,297
ATM income	1,765	1,664
Adjustments to FDIC loss share receivable	(2,533)	(1,047)
Other	5,421	8,560
Total noninterest income	105,282	150,753
Noninterest expense
Salaries and wages	103,899	105,471
Employee benefits	27,350	31,218
Occupancy expense	25,012	25,620
Equipment expense	22,345	23,541
FDIC insurance expense	4,789	4,271
Foreclosure-related expenses	1,731	2,557
Merger-related expenses	38	2,997
Other	66,507	62,491
Total noninterest expense	251,671	258,166
Income before income taxes	81,488	106,960
Income taxes	29,416	39,802
Net income	$52,072	$67,158
Average shares outstanding	12,010,405	12,010,405
Net income per share	$4.34	$5.59

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2016	2015
Net income	$52,072	$67,158
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized securities gains arising during period	68,033	30,415
Tax effect	(26,016)	(11,813)
Reclassification adjustment for net gains realized and included in income before income taxes	(4,628)	(5,126)
Tax effect	1,770	1,977
Total change in unrealized gains on securities, net of tax	39,159	15,453
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	700	576
Tax effect	(263)	(222)
Total change in unrecognized loss on cash flow hedges, net of tax	437	354
Change in pension obligation:
Amortization of actuarial losses and prior service cost	1,652	2,886
Tax effect	(632)	(1,123)
Total change in pension obligation, net of tax	1,020	1,763
Other comprehensive income	40,616	17,570
Total comprehensive income	$92,688	$84,728

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
Net income	—	—	—	67,158	—	67,158
Other comprehensive income, net of tax	—	—	—	—	17,570	17,570
Cash dividends ($0.30 per share)	—	—	—	(3,603)	—	(3,603)
Balance at March 31, 2015	$11,005	$1,005	$658,918	$2,133,202	$(35,411)	$2,768,719

Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109
Net income	—	—	—	52,072	—	52,072
Other comprehensive income, net of tax	—	—	—	—	40,616	40,616
Cash dividends ($0.30 per share)	—	—	—	(3,603)	—	(3,603)
Balance at March 31, 2016	$11,005	$1,005	$658,918	$2,314,090	$(23,824)	$2,961,194

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,072	$67,158
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	4,843	5,792
Deferred tax benefit	(8,806)	(10,203)
Net change in current taxes	35,678	15,437
Depreciation	22,053	21,965
Net change in accrued interest payable	324	176
Net increase in income earned not collected	(3,482)	(5,988)
Gain on acquisition	(1,704)	(42,930)
Securities gains	(4,628)	(5,126)
Origination of loans held for sale	(144,895)	(126,547)
Proceeds from sale of loans	140,160	127,203
Gain on sale of loans	(2,487)	(3,468)
Net writedowns/losses on other real estate	2,599	1,978
Net amortization of premiums and discounts	(12,201)	(17,150)
Amortization of intangible assets	5,586	5,206
Reduction in FDIC receivable for loss share agreements	4,076	8,092
Increase in FDIC payable for loss share agreements	1,790	2,110
Net change in other assets	(19,678)	15,223
Net change in other liabilities	3,857	3,804
Net cash provided by operating activities	75,157	62,732
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(131,923)	(168,341)
Purchases of investment securities available for sale	(1,139,933)	(626,268)
Proceeds from maturities/calls of investment securities held to maturity	61	77
Proceeds from maturities/calls of investment securities available for sale	396,211	330,500
Proceeds from sales of investment securities available for sale	987,260	481,708
Net change in overnight investments	(805,699)	(734,004)
Cash paid to the FDIC for loss share agreements	(9,871)	(5,762)
Proceeds from sales of other real estate	8,202	22,794
Additions to premises and equipment	(13,595)	(13,177)
Business acquisition, net cash acquired	14,745	123,137
Net cash used by investing activities	(694,542)	(589,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(84,802)	(189,906)
Net increase in demand and other interest-bearing deposits	460,086	545,807
Net change in short-term borrowings	92,841	(50,835)
Repayment of long-term obligations	(68)	(3,140)
Origination of long-term obligations	75,000	120,000
Cash dividends paid	—	(3,603)
Net cash provided by financing activities	543,057	418,323
Change in cash and due from banks	(76,328)	(108,281)
Cash and due from banks at beginning of period	534,086	604,182
Cash and due from banks at end of period	$457,758	$495,901
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$9,980	$21,300
Dividends declared but not paid	3,603	3,603

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

General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications
In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position, the consolidated results of operations or related disclosures. Material estimates that are particularly susceptible to significant change include:

•	Allowance for loan and lease losses

•	Fair value of financial instruments, including acquired assets and assumed liabilities

•	Pension plan assumptions

•	Cash flow estimates on purchased credit-impaired loans

•	Receivable from and payable to the FDIC for loss share agreements

•	Income tax assets, liabilities and expense
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
This ASU eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts must be calculated as if the accounting had been completed at the acquisition date.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We adopted the guidance effective in the first quarter of 2016. The initial adoption did not have an impact on our consolidated financial position or consolidated results of operations.

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
This ASU is effective for fiscal years beginning after December 15, 2015 for public business entities, including interim periods within those fiscal years, and is to be applied retrospectively. We adopted the guidance effective in the first quarter of 2016. The initial adoption did not have an impact on our consolidated financial position or consolidated results of operations.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 for public business entities, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2016. The initial adoption did not have an impact on our consolidated financial position or consolidated results of operations.
Recently Issued Accounting Pronouncements
FASB ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Further, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognizes through earnings, the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.
The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard and will adopt the guidance during the first quarter of 2017.
FASB ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments
This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. When a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.
The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We will adopt the guidance during the first quarter of 2017. BancShares does not anticipate any effect on our consolidated financial position or consolidated results of options as a result of adoption.
FASB ASU 2016-02, Leases (Topic 842)
This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2019.
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
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations.
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
NOTE B - BUSINESS COMBINATIONS
North Milwaukee State Bank
On March 11, 2016, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC), as Receiver, to purchase certain assets and assume certain liabilities of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin. The acquisition provided FCB with value enhancement.

The NMSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The fair value of the assets acquired was $52.4 million, including $35.4 million in loans and $240 thousand of identifiable intangible assets. Liabilities assumed were $60.9 million of which $59.2 million were deposits. As a result of the transaction, FCB recorded a gain on the acquisition of $1.7 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$4,545
Overnight investments	2,274
Investment securities	9,425
Loans	35,416
Other real estate owned	330
Intangible assets	240
Other assets	216
Total assets acquired	52,446
Liabilities
Deposits	59,206
Short-term borrowings	1,662
Other liabilities	74
Total liabilities assumed	60,942
Fair value of net liabilities assumed	(8,496)
Cash received from FDIC	10,200
Gain on acquisition of NMSB	$1,704
Merger-related expenses of $38 thousand were recorded in the Consolidated Statements of Income for the three months ended March 31, 2016. Loan-related interest income generated from NMSB was approximately $123 thousand since the acquisition date.
All loans resulting from the NMSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as purchased credit-impaired (PCI) loans under ASC 310-30.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,538,907	$2,308	$—	$1,541,215
Government agency	355,488	669	—	356,157
Mortgage-backed securities	4,693,313	37,375	3,406	4,727,282
Equity securities	50,066	2,314	285	52,095
Other	10,615	—	75	10,540
Total investment securities available for sale	$6,648,389	$42,666	$3,766	$6,687,289

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,675,996	$4	$1,118	$1,674,882
Government agency	498,804	230	374	498,660
Mortgage-backed securities	4,692,447	5,120	29,369	4,668,198
Equity securities	7,935	968	10	8,893
Other	10,615	45	—	10,660
Total investment securities available for sale	$6,885,797	$6,367	$30,871	$6,861,293

	March 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$194	$9	$—	$203

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$255	$10	$—	$265

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

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,554,483	$1,556,414	$1,255,714	$1,255,094
One through five years	339,912	340,958	919,086	918,448
Five through 10 years	8,500	8,500	8,500	8,500
Over 10 years	2,115	2,040	2,115	2,160
Mortgage-backed securities	4,693,313	4,727,282	4,692,447	4,668,198
Equity securities	50,066	52,095	7,935	8,893
Total investment securities available for sale	$6,648,389	$6,687,289	$6,885,797	$6,861,293
Investment securities held to maturity
Mortgage-backed securities held to maturity	$194	$203	$255	$265

For each period presented, securities gains (losses) included the following:

	Three months ended March 31
(Dollars in thousands)	2016	2015
Gross gains on sales of investment securities available for sale	$4,933	$5,135
Gross losses on sales of investment securities available for sale	(305)	(9)
Total securities gains	$4,628	$5,126

The following table provides information regarding securities with unrealized losses as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
Mortgage-backed securities	$417,711	$1,071	$291,021	$2,335	$708,732	$3,406
Equity securities	13,037	285	—	—	13,037	285
Other	2,040	75	—	—	2,040	75
Total	$432,788	$1,431	$291,021	$2,335	$723,809	$3,766

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,539,637	$1,118	$—	$—	$1,539,637	$1,118
Government agency	229,436	374	—	—	229,436	374
Mortgage-backed securities	3,570,470	23,275	280,126	6,094	3,850,596	29,369
Equity securities	728	10	—	—	728	10
Total	$5,340,271	$24,777	$280,126	$6,094	$5,620,397	$30,871
Investment securities with an aggregate fair value of $291.0 million and $280.1 million had continuous unrealized losses for more than 12 months with a corresponding aggregate unrealized loss of $2.3 million and $6.1 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, all 52 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of March 31, 2016 or December 31, 2015 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.94 billion at March 31, 2016 and $4.73 billion at December 31, 2015 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial, originated noncommercial, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount due, at least in part, to credit quality at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the nonrevolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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

Loans and leases outstanding included the following at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$626,311	$620,352
Commercial mortgage	8,353,631	8,274,548
Other commercial real estate	324,858	321,021
Commercial and industrial	2,389,946	2,368,958
Lease financing	751,292	730,778
Other	343,877	314,832
Total commercial loans	12,789,915	12,630,489
Noncommercial:
Residential mortgage	2,718,208	2,695,985
Revolving mortgage	2,521,902	2,523,106
Construction and land development	213,232	220,073
Consumer	1,228,545	1,219,821
Total noncommercial loans	6,681,887	6,658,985
Total non-PCI loans and leases	19,471,802	19,289,474
PCI loans:
Commercial:
Construction and land development	32,799	33,880
Commercial mortgage	526,776	525,468
Other commercial real estate	18,050	17,076
Commercial and industrial	14,742	15,182
Other	1,860	2,008
Total commercial loans	594,227	593,614
Noncommercial:
Residential mortgage	298,662	302,158
Revolving mortgage	50,574	52,471
Consumer	2,424	2,273
Total noncommercial loans	351,660	356,902
Total PCI loans	945,887	950,516
Total loans and leases	$20,417,689	$20,239,990
At March 31, 2016, $258.2 million of total loans and leases were covered under loss share agreements, compared to $272.6 million at December 31, 2015. Loss share protection for United Western Bank (UWB), Atlantic Bank & Trust (ABT) and Colorado Capital Bank (CCB) non-single family residential loans with balances of $113.7 million, $9.0 million and $2.7 million at March 31, 2016 will expire at the beginning of the second quarter of 2016, third quarter of 2016 and fourth quarter of 2016, respectively.
At March 31, 2016, $8.51 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $585.3 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $5.50 billion. At December 31, 2015, $8.58 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $510.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $5.57 billion.

Net deferred fees on originated non-PCI loans and leases, including unearned income and unamortized costs, fees, premiums and discounts, were $13.2 million and $16.6 million at March 31, 2016 and December 31, 2015, respectively. The unamortized discount related to the non-PCI loans and leases acquired in the First Citizens Bancorporation, Inc. (Bancorporation) merger was $37.9 million and $41.1 million at March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 and March 31, 2015, accretion income on non-PCI loans was $3.2 million and $5.6 million, respectively.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2016 and December 31, 2015 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans.

Non-PCI loans and leases outstanding at March 31, 2016 and December 31, 2015 by credit quality indicator are provided below:

	March 31, 2016
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$622,312	$8,102,908	$321,375	$2,241,626	$744,585	$341,300	$12,374,106
Special mention	1,926	97,425	1,294	14,003	3,698	1,334	119,680
Substandard	2,073	149,651	1,030	20,070	2,639	1,243	176,706
Doubtful	—	458	—	399	46	—	903
Ungraded	—	3,189	1,159	113,848	324	—	118,520
Total	$626,311	$8,353,631	$324,858	$2,389,946	$751,292	$343,877	$12,789,915

	December 31, 2015
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$611,314	$8,024,831	$318,187	$2,219,606	$719,338	$311,401	$12,204,677
Special mention	5,191	100,220	475	19,361	4,869	1,905	132,021
Substandard	3,847	146,071	959	21,322	6,375	1,526	180,100
Doubtful	—	599	—	408	169	—	1,176
Ungraded	—	2,827	1,400	108,261	27	—	112,515
Total	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$12,630,489

	March 31, 2016
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,673,451	$2,501,519	$208,944	$1,220,091	$6,604,005
30-59 days past due	24,701	11,219	3,121	5,339	44,380
60-89 days past due	7,041	2,396	325	1,722	11,484
90 days or greater past due	13,015	6,768	842	1,393	22,018
Total	$2,718,208	$2,521,902	$213,232	$1,228,545	$6,681,887

	December 31, 2015
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,651,209	$2,502,065	$214,555	$1,210,832	$6,578,661
30-59 days past due	23,960	11,706	3,211	5,545	44,422
60-89 days past due	7,536	3,704	669	1,822	13,731
90 days or greater past due	13,280	5,631	1,638	1,622	22,171
Total	$2,695,985	$2,523,106	$220,073	$1,219,821	$6,658,985

 PCI loans outstanding at March 31, 2016 and December 31, 2015 by credit quality indicator are provided below:

	March 31, 2016
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$12,797	$261,904	$8,500	$8,595	$623	$292,419
Special mention	1,781	87,801	59	548	—	90,189
Substandard	14,056	159,083	9,081	4,292	1,237	187,749
Doubtful	4,165	17,656	—	1,240	—	23,061
Ungraded	—	332	410	67	—	809
Total	$32,799	$526,776	$18,050	$14,742	$1,860	$594,227

	December 31, 2015
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$14,710	$262,579	$7,366	$9,302	$706	$294,663
Special mention	758	87,870	60	937	—	89,625
Substandard	14,131	163,801	9,229	4,588	1,302	193,051
Doubtful	4,281	10,875	—	282	—	15,438
Ungraded	—	343	421	73	—	837
Total	$33,880	$525,468	$17,076	$15,182	$2,008	$593,614

	March 31, 2016
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$261,230	$44,401	$2,254	$307,885
30-59 days past due	10,307	1,544	123	11,974
60-89 days past due	3,191	1,306	45	4,542
90 days or greater past due	23,934	3,323	2	27,259
Total	$298,662	$50,574	$2,424	$351,660

	December 31, 2015
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$257,207	$47,901	$1,981	$307,089
30-59 days past due	12,318	1,127	86	13,531
60-89 days past due	4,441	501	132	5,074
90 days or greater past due	28,192	2,942	74	31,208
Total	$302,158	$52,471	$2,273	$356,902

The aging of the outstanding non-PCI loans and leases, by class, at March 31, 2016 and December 31, 2015 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2016
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,039	$9	$312	$1,360	$624,951	$626,311
Commercial mortgage	14,243	1,817	17,637	33,697	8,319,934	8,353,631
Other commercial real estate	1,144	248	27	1,419	323,439	324,858
Commercial and industrial	7,874	2,049	1,194	11,117	2,378,829	2,389,946
Lease financing	712	202	44	958	750,334	751,292
Residential mortgage	24,701	7,041	13,015	44,757	2,673,451	2,718,208
Revolving mortgage	11,219	2,396	6,768	20,383	2,501,519	2,521,902
Construction and land development - noncommercial	3,121	325	842	4,288	208,944	213,232
Consumer	5,339	1,722	1,393	8,454	1,220,091	1,228,545
Other	107	—	333	440	343,437	343,877
Total non-PCI loans and leases	$69,499	$15,809	$41,565	$126,873	$19,344,929	$19,471,802

	December 31, 2015
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$987	$283	$463	$1,733	$618,619	$620,352
Commercial mortgage	13,023	3,446	14,495	30,964	8,243,584	8,274,548
Other commercial real estate	884	—	142	1,026	319,995	321,021
Commercial and industrial	2,133	1,079	1,780	4,992	2,363,966	2,368,958
Lease financing	2,070	2	164	2,236	728,542	730,778
Residential mortgage	23,960	7,536	13,280	44,776	2,651,209	2,695,985
Revolving mortgage	11,706	3,704	5,631	21,041	2,502,065	2,523,106
Construction and land development - noncommercial	3,211	669	1,638	5,518	214,555	220,073
Consumer	5,545	1,822	1,622	8,989	1,210,832	1,219,821
Other	3	164	134	301	314,531	314,832
Total non-PCI loans and leases	$63,522	$18,705	$39,349	$121,576	$19,167,898	$19,289,474

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2016 and December 31, 2015 for non-PCI loans and leases, were as follows:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$534	$23	$425	$273
Commercial mortgage	35,861	2,671	42,116	242
Other commercial real estate	134	—	239	—
Commercial and industrial	4,127	680	6,235	953
Lease financing	254	—	389	—
Residential mortgage	31,262	561	29,977	838
Revolving mortgage	14,159	—	12,704	—
Construction and land development - noncommercial	2,224	—	2,164	—
Consumer	1,632	792	1,472	1,007
Other	268	155	133	2
Total non-PCI loans and leases	$90,455	$4,882	$95,854	$3,315
Purchased credit-impaired loans (PCI) loans
The following table relates to PCI loans acquired in the NMSB acquisition and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans and leases at the acquisition date.

(Dollars in thousands)
Contractually required payments	$51,098
Cash flows expected to be collected	$41,592
Fair value of loans at acquisition	$35,416
The recorded fair values of PCI loans acquired in the NMSB acquisition as of the acquisition date were as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$139
Commercial mortgage	25,237
Other commercial real estate	1,479
Commercial and industrial	1,520
Total commercial loans	28,375
Noncommercial:
Residential mortgage	6,128
Revolving mortgage	234
Consumer	679
Total noncommercial loans	7,041
Total PCI loans and leases	$35,416
The following table provides changes in the carrying value of all purchased credit-impaired loans during the three months ended March 31, 2016 and March 31, 2015:

(Dollars in thousands)	2016	2015
Balance at January 1	$950,516	$1,186,498
Fair value of acquired loans	35,416	154,496
Accretion	21,398	25,067
Payments received and other changes, net	(61,443)	(113,516)
Balance at March 31	$945,887	$1,252,545
Unpaid principal balance at March 31	$1,665,896	$2,092,936
The carrying value of loans on the cost recovery method was $1.1 million at March 31, 2016 and $5.3 million at December 31, 2015. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $7.3 million and $7.6 million at March 31, 2016 and December 31, 2015, respectively.

For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first three months of 2016 and 2015.

(Dollars in thousands)	2016	2015
Balance at January 1	$343,856	$418,160
Additions from acquisitions	6,176	55,186
Accretion	(21,398)	(25,067)
Reclassifications from nonaccretable difference	9,905	1,294
Changes in expected cash flows that do not affect nonaccretable difference	4,418	(27,287)
Balance at March 31	$342,957	$422,286

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Provision	943	394	(104)	2,201	(282)	(328)	776	1,158	87	1,995	6,840
Charge-offs	(426)	(90)	—	(1,317)	—	(71)	(174)	(1,036)	—	(3,108)	(6,222)
Recoveries	80	256	143	479	180	321	20	32	3	990	2,504
Balance at March 31	$16,885	$70,456	$2,207	$44,479	$5,422	$1,777	$14,727	$16,125	$1,575	$19,373	$193,026

	Three months ended March 31, 2015
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Provision	1,103	(3,679)	458	7,546	11	(218)	813	(462)	118	2,966	8,656
Charge-offs	(18)	(233)	(169)	(1,713)	(15)	—	(284)	(793)	(22)	(2,783)	(6,030)
Recoveries	62	761	10	394	11	15	138	134	68	878	2,471
Balance at March 31	$13,108	$82,038	$1,031	$36,954	$4,293	$2,981	$11,328	$17,529	$1,056	$17,616	$187,934

The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$83	$3,467	$282	$650	$191	$49	$1,203	$310	$27	$514	$6,776
ALLL for loans and leases collectively evaluated for impairment	16,802	66,989	1,925	43,829	5,231	1,728	13,524	15,815	1,548	18,859	186,250
Total allowance for loan and lease losses	$16,885	$70,456	$2,207	$44,479	$5,422	$1,777	$14,727	$16,125	$1,575	$19,373	$193,026

Loans and leases:
Loans and leases individually evaluated for impairment	$3,247	$88,448	$418	$13,720	$1,528	$960	$24,025	$6,594	$416	$1,324	$140,680
Loans and leases collectively evaluated for impairment	623,064	8,265,183	324,440	2,376,226	749,764	342,917	2,694,183	2,515,308	212,816	1,227,221	19,331,122
Total loan and leases	$626,311	$8,353,631	$324,858	$2,389,946	$751,292	$343,877	$2,718,208	$2,521,902	$213,232	$1,228,545	$19,471,802

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$123	$3,370	$289	$1,118	$213	$—	$1,212	$299	$49	$527	$7,200
ALLL for loans and leases collectively evaluated for impairment	16,165	66,526	1,879	41,998	5,311	1,855	12,893	15,672	1,436	18,969	182,704
Total allowance for loan and lease losses	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904

Loans and leases:
Loans and leases individually evaluated for impairment	$3,094	$95,107	$427	$17,910	$1,755	$1,183	$22,986	$5,883	$784	$1,238	$150,367
Loans and leases collectively evaluated for impairment	617,258	8,179,441	320,594	2,351,048	729,023	313,649	2,672,999	2,517,223	219,289	1,218,583	19,139,107
Total loan and leases	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$2,695,985	$2,523,106	$220,073	$1,219,821	$19,289,474

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three months ended March 31, 2016 and March 31, 2015.

	Three months ended March 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at January 1	$1,082	$7,838	$773	$445	$5,398	$523	$—	$253	$16,312
Provision	(349)	(980)	2	(220)	(347)	(108)	—	5	(1,997)
Charge-offs	—	(108)	(5)	—	(371)	—	—	(74)	(558)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$733	$6,750	$770	$225	$4,680	$415	$—	$184	$13,757

	Three months ended March 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629
Provision	191	(925)	119	(1,031)	(863)	(655)	(152)	452	(2,864)
Charge-offs	—	(334)	—	(198)	(85)	(73)	—	(456)	(1,146)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$341	$8,876	$194	$11	$4,872	$3,271	$31	$23	$17,619

The following tables show the ending balances of PCI loans and leases and related allowance by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$733	$6,750	$770	$225	$4,680	$415	$184	$13,757

Loans and leases acquired with deteriorated credit quality	32,799	526,776	18,050	14,742	298,662	50,574	4,284	945,887

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$1,082	$7,838	$773	$445	$5,398	$523	$253	$16,312

Loans and leases acquired with deteriorated credit quality	33,880	525,468	17,076	15,182	302,158	52,471	4,281	950,516
As of March 31, 2016, and December 31, 2015, $479.2 million and $469.3 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $13.8 million and $16.3 million, respectively.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, as of March 31, 2016 and December 31, 2015 including interest income recognized in the period during which the loans and leases were considered impaired.

	March 31, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,356	$1,891	$3,247	$4,602	$83
Commercial mortgage	37,464	50,984	88,448	97,320	3,467
Other commercial real estate	297	121	418	858	282
Commercial and industrial	5,356	8,364	13,720	16,692	650
Lease financing	1,304	224	1,528	1,577	191
Other	898	62	960	1,037	49
Residential mortgage	10,001	14,024	24,025	24,989	1,203
Revolving mortgage	1,059	5,535	6,594	8,049	310
Construction and land development - noncommercial	416	—	416	416	27
Consumer	962	362	1,324	1,401	514
Total non-PCI impaired loans and leases	$59,113	$81,567	$140,680	$156,941	$6,776

	December 31, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,623	$1,471	$3,094	$4,428	$123
Commercial mortgage	41,793	53,314	95,107	103,763	3,370
Other commercial real estate	305	122	427	863	289
Commercial and industrial	8,544	9,366	17,910	21,455	1,118
Lease financing	1,651	104	1,755	1,956	213
Other	—	1,183	1,183	1,260	—
Residential mortgage	10,097	12,889	22,986	25,043	1,212
Revolving mortgage	1,105	4,778	5,883	7,120	299
Construction and land development - noncommercial	693	91	784	784	49
Consumer	1,050	188	1,238	1,294	527
Total non-PCI impaired loans and leases	$66,861	$83,506	$150,367	$167,966	$7,200

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31, 2016		Three months ended March 31, 2015
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,164	$41	$3,052	$35
Commercial mortgage	92,945	766	80,553	769
Other commercial real estate	423	5	551	1
Commercial and industrial	15,551	151	14,229	103
Lease financing	1,657	20	1,590	18
Other	1,072	14	1,990	—
Residential mortgage	23,500	172	15,364	125
Revolving mortgage	6,309	32	2,986	16
Construction and land development - noncommercial	556	6	658	7
Consumer	1,265	18	1,022	19
Total non-PCI impaired loans and leases	$146,442	$1,225	$121,995	$1,093

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

The following table provides a summary of total TDRs by accrual status.

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,637	$268	$3,905	$3,624	$257	$3,881
Commercial mortgage	66,385	17,588	83,973	65,812	18,728	84,540
Other commercial real estate	1,614	84	1,698	1,751	89	1,840
Commercial and industrial	8,139	783	8,922	8,833	3,341	12,174
Lease	1,136	46	1,182	1,191	169	1,360
Other	960	—	960	1,183	—	1,183
Total commercial TDRs	81,871	18,769	100,640	82,394	22,584	104,978
Noncommercial
Residential mortgage	26,685	6,546	33,231	25,427	7,129	32,556
Revolving mortgage	3,624	2,179	5,803	3,600	1,705	5,305
Construction and land development - noncommercial	416	—	416	784	—	784
Consumer and other	1,133	174	1,307	1,091	129	1,220
Total noncommercial TDRs	31,858	8,899	40,757	30,902	8,963	39,865
Total TDRs	$113,729	$27,668	$141,397	$113,296	$31,547	$144,843
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
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Accruing TDRs:
PCI	$29,410	$29,231
Non-PCI	84,319	84,065
Total accruing TDRs	113,729	113,296
Nonaccruing TDRs:
PCI	923	1,420
Non-PCI	26,745	30,127
Total nonaccruing TDRs	27,668	31,547
All TDRs:
PCI	30,333	30,651
Non-PCI	111,064	114,192
Total TDRs	$141,397	$144,843

The following tables provide the types of TDRs made during the three months ended March 31, 2016 and March 31, 2015, as well as a summary of loans that were modified as a TDR during the twelve months ended March 31, 2016 and March 31, 2015 that subsequently defaulted during the three months ended March 31, 2016 and March 31, 2015. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2016				Three months ended March 31, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	1	$252	1	$252	—	$—	—	$—
Commercial and industrial	—	—	—	—	1	3,796	1	3,796
Total interest only	1	252	1	252	1	3,796	1	3,796

Loan term extension
Construction and land development - commercial	1	404	—	—	1	220	1	220
Commercial mortgage	1	—	—	—	3	535	—	—
Revolving mortgage	—	—	—	—	1	10	—	—
Residential mortgage	1	34	—	—	—	—	—	—
Consumer	—	—	—	—	1	5	—	—
Total loan term extension	3	438	—	—	6	770	1	220

Below market interest rate
Construction and land development - commercial	1	18	1	18	2	47	—	—
Commercial mortgage	10	1,422	4	511	9	3,541	2	733
Commercial and industrial	3	12	—	—	3	172	—	—
Residential mortgage	46	3,288	13	841	23	708	2	45
Revolving mortgage	—	—	—	—	2	18	—	—
Construction and land development - noncommercial	—	—	—	—	2	396	—	—
Consumer	2	73	—	—	3	34	—	—
Other	—	—	—	—	1	1,950	—	—
Total below market interest rate	62	4,813	18	1,370	45	6,866	4	778

Discharged from bankruptcy
Construction and land development - commercial	—	—	1	16	—	—	—	—
Residential mortgage	1	144	—	—	2	68	—	—
Revolving mortgage	8	347	8	277	5	218	2	147
Consumer	7	68	4	59	—	—	—	—
Total discharged from bankruptcy	16	559	13	352	7	286	2	147
Total non-PCI restructurings	82	$6,062	32	$1,974	59	$11,718	8	$4,941

	Three months ended March 31, 2016				Three months ended March 31, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Construction and land development - commercial	1	$14	—	$—	—	$—	—	$—
Commercial mortgage	3	2,016	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	1	65
Residential mortgage	—	—	—	—	7	470	—	—
Total below market interest rate	4	2,030	—	—	7	470	1	65
Total PCI restructurings	4	$2,030	—	$—	7	$470	1	$65

For the three months ended March 31, 2016 and March 31, 2015, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.
NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the three months ended March 31, 2016 and March 31, 2015.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2014	$22,982	$70,454	$93,436
Additions	4,244	17,084	21,328
Sales	(8,970)	(13,573)	(22,543)
Writedowns	(954)	(1,275)	(2,229)
Balance at March 31, 2015	$17,302	$72,690	$89,992

Balance at December 31, 2015	$6,817	$58,742	$65,559
Additions	3,936	6,044	9,980
Additions acquired in the North Milwaukee State Bank acquisition	—	330	330
Sales	(523)	(7,547)	(8,070)
Writedowns	(496)	(2,235)	(2,731)
Balance at March 31, 2016	$9,734	$55,334	$65,068
At March 31, 2016 and December 31, 2015, BancShares had $14.9 million and $16.1 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $17.6 million and $15.6 million at March 31, 2016 and December 31, 2015, respectively.

NOTE G - FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the receivable from the FDIC for the three months ended March 31, 2016 and March 31, 2015.

	Three months ended March 31
(Dollars in thousands)	2016	2015
Beginning balance	$4,054	$28,701
Amortization	(2,375)	(5,031)
Net cash payments to FDIC	9,871	5,762
Post-acquisition adjustments	(4,076)	(8,092)
Ending balance	$7,474	$21,340
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. See Note L for information related to FCB's recorded payable to the FDIC for loss share agreements.

Amortization reflects changes in the FDIC loss share receivable due to improvements in expected cash flows that are being recognized over the remaining term of the loss share agreement. Cash payments to FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the ALLL related to those covered loans. At the beginning of the second, third and fourth quarters of 2016, the loss share protection will expire for non-single family residential loans acquired from UWB, ABT and CCB, respectively. At December 31, 2016, loss share protection will have expired for all non-single family residential loans and loss share protection will remain only for single family residential loans acquired with loss share agreements.

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.20 billion and $2.15 billion as of March 31, 2016 and December 31, 2015, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset on the Consolidated Balance Sheets and are initially recorded at fair value.

The activity of the servicing asset for the three months ended March 31, 2016 and 2015 is presented in the following table:

	Three months ended March 31
(Dollars in thousands)	2016	2015
Beginning balance	$19,351	$16,688
Servicing rights originated	977	662
Amortization	(1,268)	(852)
Valuation allowance provision	(1,874)	(62)
Ending balance	$17,186	$16,436

The following table presents the activity in the servicing asset valuation allowance for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
(Dollars in thousands)	2016	2015
Beginning balance	$95	$850
Valuation allowance provision	1,874	62
Ending balance	$1,969	$912
As of March 31, 2016, the carrying value of BancShares' mortgage servicing rights was $17.2 million. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended March 31, 2016 and 2015 were $1.4 million and $1.3 million, respectively, and are included in mortgage income in the Consolidated Statements of Income.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1.3 million and $852 thousand for the three months ended March 31, 2016 and 2015, respectively.

Mortgage income included an impairment of $1.9 million and $62 thousand for the three months ended March 31, 2016 and 2015, respectively.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Discount rate - conventional fixed loans	8.77%	9.31%
Discount rate - all loans excluding conventional fixed loans	9.77%	10.31%
Weighted average constant prepayment rate	13.32%	11.01%
Weighted average cost to service a loan	$62.75	$56.61

NOTE I - REPURCHASE AGREEMENTS
BancShares utilizes securities sold under agreements to repurchase to facilitate the needs of customers and secure long-term funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are generally reflected as short-term borrowings on the Consolidated Balance Sheets.
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregate the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $787.0 million and $722.0 million at March 31, 2016 and December 31, 2015, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables.

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$686,685	$—	$—	$25,720	$712,405
Government agency	—	—	—	4,280	4,280
Total borrowings	$686,685	$—	$—	$30,000	$716,685
Gross amount of recognized liabilities for repurchase agreements					$716,685

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$592,182	$—	$—	$25,724	$617,906
Government agency	—	—	—	4,276	4,276
Total borrowings	$592,182	$—	$—	$30,000	$622,182
Gross amount of recognized liabilities for repurchase agreements					$622,182

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

Loans held for sale. Certain residential real estate loans are originated to be sold to investors, which are carried at fair value as BancShares elected the fair value option on loans held for sale. The fair value is based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of residential real estate loans held for sale are classified as level 2 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2016 and December 31, 2015. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered level 2. Lastly, the receivable from the FDIC for loss share agreements is designated as level 3.

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$457,758	$457,758	$534,086	$534,086
Overnight investments	2,871,105	2,871,105	2,063,132	2,063,132
Investment securities available for sale	6,687,289	6,687,289	6,861,293	6,861,293
Investment securities held to maturity	194	203	255	265
Loans held for sale	66,988	66,988	59,766	59,766
Net loans and leases	20,210,906	19,703,240	20,033,774	19,353,325
Receivable from the FDIC for loss share agreements (1)	7,474	7,474	4,054	4,054
Income earned not collected	73,518	73,518	70,036	70,036
Federal Home Loan Bank stock	40,407	40,407	37,511	37,511
Mortgage servicing rights	17,186	17,234	19,351	19,495
Deposits	27,365,245	26,904,946	26,930,755	26,164,472
Short-term borrowings	689,236	689,236	594,733	594,733
Long-term obligations	779,087	808,765	704,155	718,102
Payable to the FDIC for loss share agreements	128,243	136,646	126,453	131,894
Accrued interest payable	6,037	6,037	5,713	5,713
Interest rate swap	729	729	1,429	1,429
(1) At March 31, 2016 and December 31, 2015, the carrying value of the FDIC receivable approximates the fair value due to the short term nature of the majority of loss share agreements.

Among BancShares' assets and liabilities, investment securities available for sale, loans held for sale and interest rates swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2016 and December 31, 2015.

	March 31, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,541,215	$—	$1,541,215	$—
Government agency	356,157	—	356,157	—
Mortgage-backed securities	4,727,282	—	4,727,282	—
Equity securities	52,095	7,400	44,695	—
Other	10,540	—	10,540	—
Total investment securities available for sale	$6,687,289	$7,400	$6,679,889	$—
Loans held for sale	$66,988	$—	$66,988	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$729	$—	$729	$—

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,674,882	$—	$1,674,882	$—
Government agency	498,660	—	498,660	—
Mortgage-backed securities	4,668,198	—	4,668,198	—
Equity securities	8,893	1,668	7,225	—
Other	10,660	—	10,660	—
Total investment securities available for sale	$6,861,293	$1,668	$6,859,625	$—
Loans held for sale	$59,766	$—	$59,766	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$1,429	$—	$1,429	$—
There were no transfers between levels during the three months ended March 31, 2016.
Fair Value Option
BancShares has elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of March 31, 2016 and December 31, 2015.

	March 31, 2016
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$66,988	$65,350	$1,638

	December 31, 2015
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$59,766	$58,890	$876
No loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2016 or December 31, 2015.

The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the three months ended March 31, 2016 and 2015.

	Three months ended March 31
(Dollars in thousands)	2016	2015
Gains (losses) from fair value changes on loans held for sale	$763	$430
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
OREO is measured and reported at fair value using collateral valuations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information. OREO that has been acquired or written down in the current year is deemed to be at fair value and included in the table below.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2016 and December 31, 2015.

	March 31, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$52,337	$—	$—	$52,337
Other real estate not covered under loss share agreements remeasured during current year	17,278	—	—	17,278
Other real estate covered under loss share agreements remeasured during current year	6,247	—	—	6,247
Mortgage servicing rights	16,800	—	—	16,800

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$64,197	$—	$—	$64,197
Other real estate not covered under loss share agreements remeasured during current year	44,571	—	—	44,571
Other real estate covered under loss share agreements remeasured during current year	4,403	—	—	4,403
Mortgage servicing rights	17,997	—	—	17,997
No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and legacy Bancorporation employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three months ended March 31, 2016 and 2015, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2016	2015
Service cost	$3,220	$3,600
Interest cost	7,180	6,748
Expected return on assets	(9,159)	(8,295)
Amortization of prior service cost	52	53
Amortization of net actuarial loss	1,600	2,833
Net periodic benefit cost	$2,893	$4,939
Bancorporation Plan
For the three months ended March 31, 2016 and 2015, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2016	2015
Service cost	$650	$933
Interest cost	1,675	1,628
Expected return on assets	(2,779)	(2,869)
Net periodic benefit cost	$(454)	$(308)
No contributions were made during the three months ended March 31, 2016 to the BancShares or Bancorporation pension plans. BancShares does not expect to make any contributions to either of the defined benefit pension plans during 2016.
NOTE L - COMMITMENTS AND CONTINGENCIES
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At March 31, 2016, BancShares had unused commitments that were $8.08 billion, compared to $7.95 billion at December 31, 2015. Total unfunded commitments relating to investments in affordable housing projects was $58.1 million and $41.8 million at March 31, 2016 and December 31, 2015, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheets. Affordable housing project investments were $110.0 million and $85.6 million at March 31, 2016 and December 31, 2015, respectively, and are included in other assets on the Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At March 31, 2016 and December 31, 2015, BancShares had standby letters of credit amounting to $80.3 million and $77.9 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million as of March 31, 2016 and December 31, 2015 for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $7.5 million and $4.1 million as of March 31, 2016 and December 31, 2015, respectively, for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for five FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of March 31, 2016 and December 31, 2015, the estimated clawback liability was $128.2 million and $126.5 million, respectively.

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
NOTE M - DERIVATIVES
At March 31, 2016, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.
The following table provides the notional amount of the interest rate swap and the fair value of the liability as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$729	$93,500	$1,429
The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. The interest rate swap obligation did not meet the threshold to require pledged collateral to secure the obligation at March 31, 2016. At December 31, 2015, collateral with a fair value of $2.0 million was pledged to secure the existing obligation under the interest rate swap.
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statement of income. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income. For the three months ended March 31, 2016 and 2015, BancShares recognized interest expense of $743 thousand and $826 thousand, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.
BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE N - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized gains (losses) on investment securities available for sale, net	$38,900	$14,866	$24,034	$(24,504)	$(9,379)	$(15,125)
Unrealized loss on cash flow hedge	(729)	(274)	(455)	(1,429)	(537)	(892)
Funded status of defined benefit plans	(76,767)	(29,364)	(47,403)	(78,419)	(29,996)	(48,423)
Total	$(38,596)	$(14,772)	$(23,824)	$(104,352)	$(39,912)	$(64,440)
The following table highlights changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31, 2016
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(15,125)	$(892)	$(48,423)	$(64,440)
Other comprehensive income before reclassifications	42,017	437	—	42,454
Amounts reclassified from accumulated other comprehensive (loss) income	(2,858)	—	1,020	(1,838)
Net current period other comprehensive income	39,159	437	1,020	40,616
Ending balance	$24,034	$(455)	$(47,403)	$(23,824)

	Three months ended March 31, 2015
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$5,098	$(2,664)	$(55,415)	$(52,981)
Other comprehensive income before reclassifications	18,602	354	—	18,956
Amounts reclassified from accumulated other comprehensive (loss) income	(3,149)	—	1,763	(1,386)
Net current period other comprehensive income	15,453	354	1,763	17,570
Ending balance	$20,551	$(2,310)	$(53,652)	$(35,411)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three months ended March 31, 2016 and March 31, 2015:

(Dollars in thousands)	Three months ended March 31, 2016
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$4,628	Securities gains
	(1,770)	Income taxes
	$2,858	Net income

Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(1,600)	Employee benefits
	(1,652)	Employee benefits
	632	Income taxes
	$(1,020)	Net income
Total reclassifications for the period	$1,838

	Three months ended March 31, 2015
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$5,126	Securities gains
	(1,977)	Income taxes
	$3,149	Net income

Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(2,833)	Employee benefits
	(2,886)	Employee benefits
	1,123	Income taxes
	$(1,763)	Net income
Total reclassifications for the period	$1,386
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (MD&A) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2015 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2016, the reclassifications had no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.
EXECUTIVE OVERVIEW
BancShares’ earnings and cash flows are primarily derived from commercial and retail banking activities. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial and retail banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks.

BancShares conducts its banking operations through its wholly-owned subsidiary First-Citizens Bank & Trust Company (FCB), a state-chartered bank organized under the laws of the state of North Carolina.
In March 2016, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase certain assets and assume certain liabilities of North Milwaukee State Bank of Milwaukee, Wisconsin (NMSB). As a result of the NMSB transaction, FCB recorded loans with a fair value of $35.4 million and investment securities with a fair value of $9.4 million. The fair value of deposits assumed was $59.2 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result, an acquisition gain of $1.7 million was recorded in the first quarter of 2016. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values become available.
Interest rates have presented significant challenges to commercial banks’ efforts to generate earnings and shareholder value. Management has embarked on several strategic initiatives to better position the company to counter these challenges. The initiatives focus on core revenue growth through broader products and services, control of noninterest expenses, optimization of our branch network, and further enhancements to our technology. Additionally, we continue to pursue strategic acquisitions and mergers to expand our customer base and increase efficiency and productivity. Refer to our Form 10-K for the year ended December 31, 2015 for further discussion of our strategy.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. First quarter 2016 results indicate stable labor conditions despite global economic instability in recent months as the unemployment rate remained unchanged at 5.0 percent. According to the U.S. Department of Labor, the economy added approximately 628,000 new nonfarm payroll jobs during the first quarter of 2016 and labor force participation increased. The U.S. housing market experienced a slowdown of activity as a lack of available inventory of for-sale homes constrained many markets, although the outlook remains positive as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the first quarter that economic activity has been expanding at a moderate pace despite global economic and financial developments in recent months. Household spending has been increasing moderately and the housing sector shows further improvement, while business fixed investment and net exports have been soft. The FOMC decided to maintain the target range for the federal funds rate and will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation in determining the timing and size of future adjustments to the target range. The FOMC anticipates that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate in the future.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the fourth quarter of 2015. FDIC-insured institutions reported an 11.9 percent increase in net income compared to the fourth quarter of 2014. Interest-earning assets contributed to an increase in net interest income compared to a year earlier and bank average net interest margin was 3.13 percent in the fourth quarter of 2015, up slightly from 3.12 percent in the fourth quarter of 2014. Banks minimally reduced their allowance for loan losses during the fourth quarter, as quarterly loan loss provisions exceeded quarterly net charge-offs for the first time in six years.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the first quarter of 2016 was $52.1 million, or $4.34 per share, compared to $42.7 million, or $3.56 per share, for the fourth quarter of 2015, and $67.2 million, or $5.59 per share, for the corresponding period of 2015. BancShares’ current quarter results generated an annualized return on average assets of 0.66 percent and an annualized return on average equity of 7.17 percent, compared to respective returns of 0.53 percent and 5.92 percent for the fourth quarter of 2015 and 0.90 percent and 10.00 percent for the first quarter of 2015. Net interest margin for the first quarter of 2016 was 3.18 percent, compared to 3.12 percent for the fourth quarter of 2015 and 3.18 percent for the first quarter of the prior year.
Earnings for the first quarter of 2016 included an acquisition gain of $1.7 million recognized in connection with an FDIC-assisted transaction involving certain assets and liabilities assumed of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin, acquired on March 11, 2016. The NMSB acquisition contributed $35.3 million in loans and $46.3 million in deposit balances at March 31, 2016. Earnings for the first quarter of 2015 included a $42.9 million gain on the February 13, 2015 acquisition of Capitol City Bank & Trust (CCBT).

Key highlights in the first quarter of 2016 include:

•	Loans grew by $177.7 million to $20.42 billion during the first quarter of 2016, reflecting originated portfolio growth and the NMSB acquisition.

•	Deposits increased $434.5 million, or by 6.4 percent on an annualized basis, from December 31, 2015 primarily due to organic growth in low-cost demand deposit and savings accounts.

•	Net charge-offs were $4.3 million, or 0.08 percent of average loans and leases on an annualized basis, compared to $6.3 million, or 0.12 percent, during the fourth quarter of 2015.

•
The taxable-equivalent net interest margin increased by 6 basis points to 3.18 percent from the fourth quarter of 2015 due to originated loan growth and improvement in the overnight investment yield, partially offset by continued runoff of the purchased credit impaired (PCI) loan portfolio.

•
Noninterest income was $105.3 million and $99.1 million in the first quarter of 2016 and fourth quarter of 2015, respectively. The increase was driven primarily by investment securities gains of $4.6 million, lower adjustments to the FDIC receivable and the $1.7 million gain on the acquisition of NMSB in the current quarter.

•
BancShares remained well-capitalized under Basel III capital requirements with a Tier 1 risk-based capital ratio of 12.58 percent, common equity Tier 1 ratio of 12.58 percent, total risk-based capital ratio of 14.09 percent and leverage capital ratio of 9.00 percent at March 31, 2016.

Table 1
Selected Quarterly Data

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$243,112	$241,861	$249,825	$246,013	$231,510
Interest expense	10,392	11,142	10,454	11,363	11,345
Net interest income	232,720	230,719	239,371	234,650	220,165
Provision for loan and lease losses	4,843	7,046	107	7,719	5,792
Net interest income after provision for loan and lease losses	227,877	223,673	239,264	226,931	214,373
Gain on acquisition	1,704	—	—	—	42,930
Noninterest income excluding gain on acquisition	103,578	99,135	109,750	107,450	107,823
Noninterest expense	251,671	255,886	260,172	264,691	258,166
Income before income taxes	81,488	66,922	88,842	69,690	106,960
Income taxes	29,416	24,174	32,884	25,168	39,802
Net income	$52,072	$42,748	$55,958	$44,522	$67,158
Net interest income, taxable equivalent	$234,187	$232,147	$240,930	$236,456	$221,452
PER SHARE DATA
Net income	$4.34	$3.56	$4.66	$3.71	$5.59
Cash dividends	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	251.07	258.17	226.00	263.04	259.69
Book value at period end	246.55	239.14	238.34	232.62	230.53
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$31,705,658	$31,753,223	$31,268,774	$30,835,749	$30,414,322
Investment securities	6,510,248	6,731,183	7,275,290	7,149,691	6,889,752
Loans and leases	20,349,091	20,059,556	19,761,145	19,354,823	18,922,028
Interest-earning assets	29,558,629	29,565,715	29,097,839	28,660,246	28,231,923
Deposits	26,998,026	27,029,650	26,719,713	26,342,821	25,833,068
Long-term obligations	750,446	704,465	548,214	473,434	460,713
Interest-bearing liabilities	19,067,251	18,933,443	18,911,455	18,933,611	19,171,958
Shareholders' equity	$2,920,611	$2,867,177	$2,823,967	$2,781,648	$2,724,719
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$32,195,657	$31,475,934	$31,449,824	$30,896,855	$30,862,932
Investment securities	6,687,483	6,861,548	6,690,879	7,350,545	7,045,550
Loans and leases:
PCI	945,887	950,516	1,044,064	1,123,239	1,252,545
Non-PCI	19,471,802	19,289,474	18,811,742	18,396,946	17,844,414
Deposits	27,365,245	26,930,755	26,719,375	26,511,896	26,300,830
Long-term obligations	779,087	704,155	705,418	475,568	468,180
Shareholders' equity	$2,961,194	$2,872,109	$2,862,528	$2,793,890	$2,768,719
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.66%	0.53%	0.71%	0.58%	0.90%
Rate of return on average shareholders' equity (annualized)	7.17	5.92	7.86	6.42	10.00
Net yield on interest-earning assets (taxable equivalent)	3.18	3.12	3.29	3.31	3.18
Allowance for loan and lease losses to total loans and leases:
PCI	1.45	1.72	1.68	1.38	1.41
Non-PCI	0.99	0.98	1.00	1.05	1.05
Total	1.01	1.02	1.03	1.07	1.08
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	4.74	3.51	3.72	4.70	8.42
Noncovered	0.74	0.79	0.77	0.73	0.77
Total	0.80	0.83	0.82	0.79	0.95
Tier 1 risk-based capital ratio	12.58	12.65	12.77	12.66	12.92
Common equity Tier 1 ratio	12.58	12.51	12.63	12.52	12.77
Total risk-based capital ratio	14.09	14.03	14.18	14.10	14.42
Leverage capital ratio	9.00	8.96	8.97	8.92	8.90
Dividend payout ratio	6.91	8.43	6.44	8.09	5.37
Average loans and leases to average deposits	75.37	74.21	73.96	73.47	73.25
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.

BUSINESS COMBINATIONS
North Milwaukee State Bank
In March 2016, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of NMSB. The acquisition provided FCB with value enhancement. This is an FDIC-assisted transaction; however, it has no loss share agreement.
The NMSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.
The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
Table 2
North Milwaukee State Bank

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$4,545
Overnight investments	2,274
Investment securities	9,425
Loans	35,416
Other real estate owned	330
Intangible assets	240
Other assets	216
Total assets acquired	52,446
Liabilities
Deposits	59,206
Short-term borrowings	1,662
Other liabilities	74
Total liabilities assumed	60,942
Fair value of net liabilities assumed	(8,496)
Cash received from FDIC	10,200
Gain on acquisition of NMSB	$1,704
Merger-related expenses of $38 thousand were recorded in the Consolidated Statements of Income for the first quarter of 2016. Loan-related interest income generated from NMSB was approximately $123 thousand since the acquisition date.
All loans resulting from the NMSB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.
FDIC-Assisted Transactions
BancShares completed seven FDIC-assisted transactions during the period beginning in 2009 through 2015, and it acquired NMSB in its eighth such transaction during the first quarter of 2016. These transactions provided us significant growth opportunities, have continued to provide significant contributions to our results of operations and have allowed us to increase our presence in existing markets and expand our banking presence to adjacent markets. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the eleven FDIC-assisted transactions (including the three completed by Bancorporation) included loss share agreements that, for their terms, protect us from a portion of the credit and asset quality risk we would otherwise incur. The CCBT and NMSB transactions did not include a loss share agreement.

For those acquired loans with loss share agreements, generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. At March 31, 2016, $258.2 million of total loans and leases remain covered under loss share agreements. At the beginning of the second, third and fourth quarters of 2016, the loss share protection will expire for non-single family residential loans acquired from United Western Bank (UWB), Atlantic Bank and Trust (ABT) and Colorado Capital Bank (CCB), respectively. The loan balances at March 31, 2016 for the expiring agreements from UWB, ABT and CCB were $113.7 million, $9.0 million and $2.7 million, respectively. At December 31, 2016, loss share protection will have expired for all non-single family residential loans and loss share protection will remain only for single family residential loans acquired with loss share agreements. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships for which loss share has expired in accordance with our standard credit administration policies and procedures.

Table 3
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	March 31, 2016			December 31, 2015			March 31, 2015
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$20,349,091	$217,732	4.30	$20,059,556	$218,048	4.32%	$18,922,028	$211,885	4.54%
Investment securities:
U. S. Treasury	1,533,028	2,880	0.76	1,686,269	3,092	0.73	2,355,234	4,593	0.79
Government agency	463,597	1,031	0.89	599,048	1,282	0.86	938,356	1,708	0.73
Mortgage-backed securities	4,467,186	19,012	1.70	4,437,936	18,632	1.68	3,592,499	13,220	1.47
State, county and municipal	196	1	2.73	—	—	—	3,663	53	5.77
Other	46,241	257	2.24	7,930	205	10.30	—	—	—
Total investment securities	6,510,248	23,181	1.43	6,731,183	23,211	1.38	6,889,752	19,574	1.14
Overnight investments	2,699,290	3,666	0.54	2,774,976	2,030	0.29	2,420,143	1,338	0.22
Total interest-earning assets	29,558,629	$244,579	3.32%	29,565,715	$243,289	3.27%	28,231,923	$232,797	3.34%
Cash and due from banks	470,159			492,663			463,784
Premises and equipment	1,131,235			1,129,809			1,123,323
FDIC loss share receivable	8,742			11,773			28,430
Allowance for loan and lease losses	(206,338)			(205,876)			(203,389)
Other real estate owned	65,616			65,043			91,729
Other assets	677,615			694,096			678,522
Total assets	$31,705,658			$31,753,223			$30,414,322

Liabilities
Interest-bearing deposits:
Checking with interest	$4,317,299	$200	0.02%	$4,234,147	$204	0.02%	$4,608,049	$415	0.04%
Savings	1,944,805	145	0.03	1,887,520	142	0.03	1,765,540	92	0.02
Money market accounts	8,335,030	1,642	0.08	8,175,228	1,605	0.08	7,821,438	1,641	0.09
Time deposits	3,061,333	2,672	0.35	3,200,354	2,900	0.36	3,515,525	3,481	0.40
Total interest-bearing deposits	17,658,467	4,659	0.11	17,497,249	4,851	0.11	17,710,552	5,629	0.13
Repurchase agreements	655,787	433	0.27	728,526	471	0.26	305,918	121	0.16
Other short-term borrowings	2,551	1	0.12	3,203	7	1.39	694,775	1,813	1.05
Long-term obligations	750,446	5,299	2.82	704,465	5,813	3.30	460,713	3,782	3.28
Total interest-bearing liabilities	19,067,251	$10,392	0.22	18,933,443	$11,142	0.23	19,171,958	$11,345	0.24
Demand deposits	9,339,559			9,532,401			8,122,516
Other liabilities	378,237			420,202			395,129
Shareholders' equity	2,920,611			2,867,177			2,724,719
Total liabilities and shareholders' equity	$31,705,658			$31,753,223			$30,414,322
Interest rate spread			3.10%			3.04%			3.10%

Net interest income and net yield on interest-earning assets		$234,187	3.18%		$232,147	3.12%		$221,452	3.18%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 5.5 percent, 5.5 percent and 6.0 percent for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The taxable-equivalent adjustment was $1,467, $1,428 and $1,287 for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

Table 4
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended March 31, 2016
	Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$16,623	$(10,776)	$5,847
Investment securities:
U. S. Treasury	(1,576)	(137)	(1,713)
Government agency	(959)	282	(677)
Mortgage-backed securities	3,470	2,322	5,792
State, county and municipal	(37)	(15)	(52)
Other	257	—	257
Total investment securities	1,155	2,452	3,607
Overnight investments	278	2,050	2,328
Total interest-earning assets	$18,056	$(6,274)	$11,782
Liabilities
Interest-bearing deposits:
Checking with interest	$(7)	$(208)	$(215)
Savings	9	44	53
Money market accounts	155	(154)	1
Time deposits	(412)	(397)	(809)
Total interest-bearing deposits	(255)	(715)	(970)
Repurchase agreements	184	128	312
Other short-term borrowings	(1,006)	(806)	(1,812)
Long-term obligations	2,211	(694)	1,517
Total interest-bearing liabilities	1,134	(2,087)	(953)
Change in net interest income	$16,922	$(4,187)	$12,735
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
First Quarter 2016
Net interest income was $232.7 million, an increase of $12.6 million, or by 5.7 percent, from the first quarter of 2015. On a taxable-equivalent basis, net interest income was $234.2 million, an increase of $12.7 million, or 5.8 percent, from the first quarter of 2015. Loan interest income increased $5.5 million from the first quarter of 2015 as a result of originated loan growth and investment securities interest income improved by $3.7 million as proceeds from sales and maturities were reinvested into higher yielding investments. Net interest income also benefited from higher income earned on overnight investments as a result of the December 2015 increase in the federal funds rate and lower interest expense due to reduced interest-bearing deposit costs. These favorable impacts were offset by lower PCI loan accretion income resulting from PCI loan portfolio runoff. Accretion income on PCI loans was $21.4 million, compared to $25.1 million during the first quarter of 2015.
Net interest income increased $2.0 million, or by 0.9 percent, to $232.7 million from the fourth quarter of 2015. On a taxable-equivalent basis, net interest income increased $2.0 million, or by 0.9 percent, from $232.1 million during the fourth quarter of 2015. The increase in net interest income primarily resulted from higher interest income earned on excess cash held in overnight investments of $1.6 million and lower interest expense of $750 thousand due to reduced borrowing and deposit funding costs. The December 2015 increase in federal funds rate of 25 basis points contributed to higher interest income earned on overnight investments. These favorable impacts were offset by lower PCI loan accretion income resulting from PCI loan portfolio runoff. Accretion income on PCI loans was $21.4 million, compared to $22.9 million during the fourth quarter of 2015.
Accretion income on acquired loans, which is included in interest income and includes accretion income on both PCI and non-PCI loans and leases, declined by $2.2 million and $6.1 million from the fourth quarter of 2015 and the first quarter of 2015, respectively, primarily due to the continued runoff of acquired loans. Non-PCI accretion income was $3.2 million, compared to $3.9 million and $5.6 million in the fourth quarter of 2015 and first quarter of 2015, respectively. The current quarter decrease from both periods relates to the continued runoff of non-PCI loans acquired in the Bancorporation merger.

The taxable-equivalent net interest margin increased 6 basis points to 3.18 percent in the first quarter of 2016, compared to the fourth quarter of 2015. The margin improvement was due to continued originated loan growth, improvement in investment yields and lower borrowing costs, partially offset by PCI loan portfolio runoff. The December 2015 increase in federal funds rate of 25 basis points contributed to higher interest income earned on overnight investments. The taxable equivalent net interest margin was unchanged from 3.18 percent from the same quarter in the prior year.
Average quarter-to-date interest earning assets decreased by $7.1 million since the fourth quarter of 2015, reflecting a $220.9 million decline in average investment securities and a reduction in average overnight investments of $75.7 million. These decreases were partially offset by a $289.5 million increase in average outstanding loans due to originated loan growth. Average investment securities declined as sales, maturities and paydowns exceeded purchases during the quarter. Average quarter-to-date interest earning assets increased by $1.33 billion compared to the same quarter in the prior year. Growth in average interest-earning assets was primarily funded by growth in deposits. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth.
Average interest-bearing liabilities increased by $133.8 million compared to the fourth quarter of 2015, due to a $161.2 million increase in average interest-bearing deposits and a $46.0 million increase in average long-term obligations, partially offset by a $73.4 million decline in average short-term borrowings. The decline in short-term borrowings was due to a reduction in average repurchase obligations, while the increase in long-term obligations was due to the addition of $75.0 million Federal Home Loan Bank (FHLB) advances during the first quarter of 2016 to mitigate interest rate risk from long-term fixed rate loans. When compared to the same quarter in the prior year, average interest-bearing liabilities decreased $104.7 million and the rate on interest-bearing liabilities decreased 2 basis points to 0.22 percent. The decline in the rate on interest-bearing liabilities was the result of lower borrowings levels and funding costs in the first quarter of 2016.
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

Table 5
Noninterest Income

	Three months ended
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Gain on acquisition	$1,704	$—	$42,930
Cardholder services	19,358	20,139	18,401
Merchant services	21,977	21,252	18,880
Service charges on deposit accounts	21,850	22,974	22,058
Wealth management services	19,634	18,207	20,880
Securities gains (losses)	4,628	(20)	5,126
Other service charges and fees	6,989	6,504	5,455
Mortgage income	1,311	3,196	4,549
Insurance commissions	3,178	3,059	3,297
ATM income	1,765	1,830	1,664
Adjustments to FDIC receivable for loss share agreements	(2,533)	(9,279)	(1,047)
Recoveries of PCI loans previously charged off	2,884	5,209	5,498
Other	2,537	6,064	3,062
Total noninterest income	$105,282	$99,135	$150,753
In the first quarter of 2016, noninterest income was $105.3 million, an increase of $6.1 million from the fourth quarter of 2015. The change from the fourth quarter of 2015 was attributable to the following drivers:

•	Gains on sales of investment securities were $4.6 million triggered in response to changing market conditions and to better position the investment portfolio for a rising rate environment.

•	Lower FDIC receivable adjustments of $6.7 million resulting from net losses on sales of covered other real estate owned (OREO) in the current quarter.

•	The $1.7 million gain on acquisition of NMSB in the current quarter.

•	Recoveries of PCI loans previously charged off declined $2.3 million.

•	Mortgage income declined $1.9 million due to a $1.9 million impairment charge on mortgage servicing assets driven by a decline in interest rates during the quarter.
Noninterest income excluding acquisition gains decreased by $4.2 million from the same quarter in the prior year. The decrease was primarily driven by a $3.2 million decline in mortgage income due to declines in interest rates, a $2.6 million decrease in recoveries of PCI loans previously charged-off, higher unfavorable adjustments to the FDIC receivable of $1.5 million, and a decline in wealth management income of $1.2 million. The decreases were partially offset by a $3.1 million increase in merchant income due to higher sales volumes.
Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense and merchant processing expenses.
Table 6
Noninterest Expense

	Three months ended
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Salaries and wages	$103,899	$105,384	$105,471
Employee benefits	27,350	26,968	31,218
Occupancy expense	25,012	24,779	25,620
Equipment expense	22,345	23,355	23,541
FDIC insurance expense	4,789	4,585	4,271
Foreclosure-related expenses	1,731	(2,001)	2,557
Merger-related expenses	38	2,925	2,997
Merchant processing expense	15,087	14,140	13,856
Processing fees paid to third parties	4,102	4,269	5,395
Card processing expense	6,084	6,476	4,941
Consultant expense	1,771	2,501	2,128
Collection expense	2,581	2,522	2,300
Advertising expense	2,055	4,756	1,913
Core deposit intangible amortization	4,318	4,487	4,955
Other	30,509	30,740	27,003
Total noninterest expense	$251,671	$255,886	$258,166
Noninterest expense was $251.7 million in the first quarter of 2016, a decline of $4.2 million from the fourth quarter of 2015. The following items impacted various noninterest expense categories:

•	Merger-related expenses declined $2.9 million primarily due to costs associated with the Bancorporation merger.

•	Advertising costs decreased by $2.7 million primarily as a result of a corporate sponsorship campaign in the fourth quarter of 2015.

•	Personnel expenses declined $1.1 million primarily due to one additional business day in the fourth quarter of 2015 and higher deferrals of salary costs related to loan origination activity.

•	Equipment expense decreased $1.0 million primarily due to a reduction in depreciation and maintenance expense.

•	Foreclosure-related expenses increased $3.7 million primarily due to a net loss on sales of acquired OREO during the current quarter.
Noninterest expense decreased $6.5 million in the first quarter of 2016 from $258.2 million in the first quarter of 2015. The decrease was due to a decline in personnel expenses of $5.4 million related to lower pension and higher deferrals of salary costs for loan originations and $3.0 million decrease in merger-related expenses. These declines were partially offset by a $1.2 million increase in merchant processing and $1.1 million increase in card processing expenses due to higher sales volumes.

Income Taxes
Income tax expense was $29.4 million, $24.2 million and $39.8 million for the first quarter of 2016, fourth quarter of 2015 and first quarter of 2015, representing effective tax rates of 36.1 percent, 36.1 percent and 37.2 percent during the respective periods. The higher effective tax rate for the first quarter of 2015 was primarily attributable to increased pre-tax earnings as a result of the CCBT acquisition gain.
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

Interest-earning assets averaged $29.56 billion and $29.57 billion for the quarter ended March 31, 2016 and December 31, 2015, respectively. The $7.1 million decline from December 31, 2015 was due to a $296.6 million decline in investment securities and overnight investments, partially offset by a $289.5 million increase in loans and leases as a result of originated loan growth.

Investment Securities

Investment securities were $6.69 billion at March 31, 2016, compared to $6.86 billion and $7.05 billion at December 31, 2015 and March 31, 2015, respectively. The $174.0 million and $357.8 million decrease in the portfolio from December 31, 2015 and March 31, 2015, respectively, was attributable to reinvesting a portion of the proceeds from sales, maturities and calls into overnight investments pending reinvestment. The yield on overnight investments benefited from the December 2015 increase in the federal funds rate of 25 basis points.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of March 31, 2016, investment securities available for sale had a net pre-tax unrealized gain of $38.9 million, compared to a net pre-tax unrealized loss of $24.5 million as of December 31, 2015 and a net unrealized gain of $33.6 million as of March 31, 2015. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2016.

At March 31, 2016, mortgage-backed securities represented 70.7 percent of investment securities available for sale, compared to U.S. Treasury, government agency securities, equity securities and other, which represented 23.0 percent, 5.3 percent, 0.8 percent and 0.2 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Since December 31, 2015, cash flows from the sales, maturities and calls of U.S. Treasury and government agency securities were reinvested into mortgage-backed securities and equity securities in order to optimize earnings and manage overall risk of the investment portfolio. As a result, the carrying value of mortgage-backed securities issued by government sponsored enterprises and equity securities increased by $59.1 million and $43.2 million, respectively, while U.S. Treasury securities decreased $133.7 million and government agency securities declined $142.5 million.

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

Table 7
Investment Securities

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,538,907	$1,541,215	$1,675,996	$1,674,882	$2,237,002	$2,246,966
Government agency	355,488	356,157	498,804	498,660	988,563	990,894
Mortgage-backed securities	4,693,313	4,727,282	4,692,447	4,668,198	3,785,912	3,807,249
Equity securities	50,066	52,095	7,935	8,893	—	—
Other	10,615	10,540	10,615	10,660	—	—
Total investment securities available for sale	6,648,389	6,687,289	6,885,797	6,861,293	7,011,477	7,045,109
Investment securities held to maturity:
Mortgage-backed securities	194	203	255	265	441	459
Total investment securities	$6,648,583	$6,687,492	$6,886,052	$6,861,558	$7,011,918	$7,045,568

Loans and Leases
Loans were $20.42 billion at March 31, 2016, a net increase of $177.7 million compared to December 31, 2015, representing growth of 3.5 percent on an annualized basis. Originated loans increased by $182.3 million primarily due to continued commercial portfolio growth. PCI loans decreased by $4.6 million, reflecting loan runoff of $39.9 million, partially offset by net loans acquired from NMSB of $35.3 million at March 31, 2016.
Non-PCI loans increased by $1.63 billion, compared to March 31, 2015, reflecting originated loan growth. PCI loans decreased by $306.7 million from March 31, 2015, due to continued pay downs in the PCI loan portfolio, offset by the contribution from the NMSB acquisition.

BancShares reports PCI and non-PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial and industrial or residential mortgage. Table 8 provides the composition of PCI and non-PCI loans and leases.

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

PCI loans at March 31, 2016 were $945.9 million, representing 4.6 percent of total loans and leases, compared to $950.5 million and $1.25 billion at December 31, 2015 and March 31, 2015, respectively.

PCI commercial loans were $594.2 million at March 31, 2016, an increase of $613 thousand since December 31, 2015 and a decrease of $201.8 million since March 31, 2015. At March 31, 2016, PCI noncommercial loans were $351.7 million, a decrease of $5.2 million and $104.8 million since December 31, 2015 and March 31, 2015, respectively. The runoff in the PCI loan portfolio was offset by the contribution from the NMSB acquisition.

Non-PCI Loans and Leases
The non-PCI portfolio includes loans that management has the intent and ability to hold and is reported at the principal balance outstanding, net of deferred loan fees and costs. Non-PCI loans include originated commercial loans and leases, originated noncommercial loans, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount at least in part due to credit quality at the time of acquisition. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans at March 31, 2016 were $19.47 billion, representing 95.4 percent of total loans and leases, compared to $19.29 billion and $17.84 billion at December 31, 2015 and March 31, 2015, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $12.79 billion at March 31, 2016, an increase of $159.4 million and $1.30 billion, compared to December 31, 2015 and March 31, 2015, respectively, resulting from continued loan growth.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $6.68 billion at March 31, 2016, an increase of $22.9 million and $330.9 million compared to December 31, 2015 and March 31, 2015, respectively.

Table 8
Loans and Leases

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$626,311	$620,352	$608,556
Commercial mortgage	8,353,631	8,274,548	7,591,745
Other commercial real estate	324,858	321,021	262,293
Commercial and industrial	2,389,946	2,368,958	2,072,414
Lease financing	751,292	730,778	603,737
Other	343,877	314,832	354,713
Total commercial loans	12,789,915	12,630,489	11,493,458
Noncommercial:
Residential mortgage	2,718,208	2,695,985	2,524,549
Revolving mortgage	2,521,902	2,523,106	2,528,257
Construction and land development	213,232	220,073	170,208
Consumer	1,228,545	1,219,821	1,127,942
Total noncommercial loans	6,681,887	6,658,985	6,350,956
Total non-PCI loans and leases	19,471,802	19,289,474	17,844,414
PCI loans:
Commercial:
Construction and land development	32,799	33,880	69,944
Commercial mortgage	526,776	525,468	658,376
Other commercial real estate	18,050	17,076	40,911
Commercial and industrial	14,742	15,182	23,929
Other	1,860	2,008	2,886
Total commercial loans	594,227	593,614	796,046
Noncommercial:
Residential mortgage	298,662	302,158	381,691
Revolving mortgage	50,574	52,471	70,363
Construction and land development	—	—	874
Consumer	2,424	2,273	3,571
Total noncommercial loans	351,660	356,902	456,499
Total PCI loans	945,887	950,516	1,252,545
Total loans and leases	$20,417,689	$20,239,990	$19,096,959

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $206.8 million at March 31, 2016, representing increases of $567 thousand and $1.2 million since December 31, 2015 and March 31, 2015, respectively. The increase in the ALLL for non-PCI loans and leases, primarily due to loan growth, offset the continued reduction in the ALLL for PCI loans due to portfolio runoff. The ALLL as a percentage of total loans and leases was 1.01 percent at March 31, 2016, compared to 1.02 percent and 1.08 percent at December 31, 2015 and March 31, 2015, respectively. The decline in the ALLL ratio from December 31, 2015 was primarily due to lower reserves on PCI loans due to runoff in the portfolio. The decline in the ALLL ratio from March 31, 2015 was due to credit quality improvements and lower reserves on PCI loans due to portfolio runoff.

At March 31, 2016, the ALLL allocated to non-PCI loans and leases was $193.0 million, or 0.99 percent of non-PCI loans and leases, compared to $189.9 million, or 0.98 percent, at December 31, 2015 and $187.9 million, or 1.05 percent, at March 31, 2015. An additional ALLL of $13.8 million relates to PCI loans at March 31, 2016, compared to $16.3 million and $17.6 million at December 31, 2015 and March 31, 2015, respectively. The ALLL on the PCI loan portfolio continues to decline consistent with the runoff of this portfolio.

The ALLL allocated to originated non-PCI loans and leases was 1.14 percent of originated non-PCI loans and leases at March 31, 2016, unchanged from December 31, 2015 and compared to 1.32 percent at March 31, 2015. Originated non-PCI loans were $16.98 billion, $16.60 billion and $14.29 billion at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

BancShares continues to experience improved credit quality indicators which have reduced the ALLL ratio since March 31, 2015. In the commercial non-PCI loan portfolio, credit quality improvements included low net charge-off ratios and migration of loans with higher credit risk ratings to lower ratings. The noncommercial non-PCI loan portfolio also experienced lower delinquency trends. Additionally, impaired non-PCI loan reserves have been lower due to improved cash flow and higher collateral values for impaired loans.

BancShares recorded $4.8 million net provision expense for loan and lease losses during the first quarter of 2016, compared to net provision expense of $7.0 million in the fourth quarter of 2015. The decline of $2.2 million was due to lower net charge-offs on non-PCI loans and leases and higher impairment reversals on PCI loans. Compared to the first quarter of 2015, provision expense decreased $949 thousand due primarily to lower originated loan growth, partially offset by lower impairment reversals on PCI loans. On an annualized basis, total net charge-offs as a percentage of total average loans and leases decreased during the first quarter of 2016 to 0.08 percent, compared to 0.12 percent in the fourth quarter of 2015 and 0.10 percent in the first quarter of 2015.

Provision expense for non-PCI loan and leases was $6.8 million during the first quarter of 2016, compared to $7.9 million in the fourth quarter of 2015, a decline of $1.1 million primarily due to lower loan growth and net charge-offs. Compared to the first quarter of 2015, provision expense decreased $1.8 million primarily due to lower loan growth. Net charge-offs for non-PCI loans and leases were $3.7 million during the first quarter of 2016, compared to $6.0 million and $3.6 million during the fourth quarter of 2015 and first quarter of 2015, respectively. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases during the first quarter of 2016 were 0.08 percent, down from 0.12 percent during the fourth quarter of 2015 and unchanged from the first quarter of 2015.

The PCI loan net provision credit was $2.0 million during the first quarter of 2016, compared to net provision credits of $903 thousand and $2.9 million for the fourth quarter of 2015 and first quarter of 2015, respectively.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at March 31, 2016, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 9
Allowance for Loan and Lease Losses Components by Loan Class

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$206,216	$205,463	$208,317	$205,553	$204,466
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	943	2,393	1,189	88	1,103
Commercial mortgage	394	(4,600)	(5,664)	(1,878)	(3,679)
Other commercial real estate	(104)	1,047	291	(227)	458
Commercial and industrial	2,201	6,137	(799)	4,547	7,546
Lease financing	(282)	759	424	408	11
Other	(328)	680	(58)	(1,824)	(218)
Total commercial loans	2,824	6,416	(4,617)	1,114	5,221
Noncommercial:
Residential mortgage	776	1,707	520	1,162	813
Revolving mortgage	1,158	(1,366)	871	31	(462)
Construction and land development	87	235	114	74	118
Consumer	1,995	957	450	6,613	2,966
Total noncommercial loans	4,016	1,533	1,955	7,880	3,435
Total non-PCI provision	6,840	7,949	(2,662)	8,994	8,656
PCI provision for loan losses	(1,997)	(903)	2,769	(1,275)	(2,864)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(426)	(437)	(336)	(221)	(18)
Commercial mortgage	(90)	(809)	(411)	(47)	(233)
Other commercial real estate	—	—	—	(9)	(169)
Commercial and industrial	(1,317)	(1,137)	(784)	(2,318)	(1,713)
Lease financing	—	(374)	(7)	(6)	(15)
Other	(71)	—	—	—	—
Total commercial loans	(1,904)	(2,757)	(1,538)	(2,601)	(2,148)
Noncommercial:
Residential mortgage	(174)	(851)	(394)	(90)	(284)
Revolving mortgage	(1,036)	(840)	(677)	(616)	(793)
Construction and land development	—	—	—	—	(22)
Consumer	(3,108)	(3,761)	(2,409)	(2,743)	(2,783)
Total noncommercial loans	(4,318)	(5,452)	(3,480)	(3,449)	(3,882)
Total non-PCI charge-offs	(6,222)	(8,209)	(5,018)	(6,050)	(6,030)
Non-PCI Recoveries:
Commercial:
Construction and land development	80	271	129	104	62
Commercial mortgage	256	150	794	323	761
Other commercial real estate	143	11	15	9	10
Commercial and industrial	479	11	296	209	394
Lease financing	180	—	16	11	11
Other	321	—	45	31	15
Total commercial loans	1,459	443	1,295	687	1,253
Noncommercial:
Residential mortgage	20	104	314	305	138
Revolving mortgage	32	330	363	346	134
Construction and land development	3	—	3	3	68
Consumer	990	1,381	762	630	878
Total noncommercial loans	1,045	1,815	1,442	1,284	1,218
Total non-PCI recoveries	2,504	2,258	2,737	1,971	2,471
Non-PCI loans and leases charged off, net	(3,718)	(5,951)	(2,281)	(4,079)	(3,559)
PCI loans charged off, net	$(558)	(342)	(680)	(876)	(1,146)
Allowance for loan and lease losses at end of period	$206,783	$206,216	$205,463	$208,317	$205,553
Reserve for unfunded commitments	$407	$379	$411	$389	$404
The provision expense for commercial mortgage non-PCI loans and leases was $394 thousand for the three months ended March 31, 2016, compared to a net provision credit of $3.7 million for the same period of 2015. The increase in provision expense was primarily due to higher loan growth in 2016 compared to the prior year.
Other commercial real estate non-PCI loans and leases had a net provision credit of $104 thousand for the three months ended March 31, 2016, compared to provision expense of $458 thousand for the same period of 2015. The decline in provision was due to lower net charge-offs during the current quarter.
The provision expense for commercial and industrial non-PCI loans and leases was $2.2 million for the three months ended March 31, 2016, compared to provision expense of $7.5 million for the same period of 2015. The decrease in provision expense was due to lower loan growth and net charge-offs in 2016 compared to 2015.

Lease financing non-PCI loans and leases had a net provision credit of $282 thousand for the three months ended March 31, 2016, compared to provision expense of $11 thousand for the same period of 2015. The decrease in provision expense was due to lower net charge-offs and improved credit quality metrics during the current quarter.
The provision expense for revolving mortgage non-PCI loans and leases was $1.2 million for the three months ended March 31, 2016, compared to a net provision credit of $462 thousand for the same period of 2015. The increase in provision expense was due to higher net charge-offs in 2016.
Table 10
Allowance for Loan and Lease Losses Metrics and Ratios

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Average loans and leases:
PCI	$939,839	$996,637	$1,081,497	$1,173,105	$1,200,484
Non-PCI	19,409,252	19,062,919	18,679,648	18,181,718	17,721,544
Loans and leases at period-end:
PCI	945,887	950,516	1,044,064	1,123,239	1,252,545
Non-PCI	19,471,802	19,289,474	18,811,742	18,396,946	17,844,414
Allowance for loan and lease losses allocated to loans and leases:
PCI	13,757	16,312	17,557	15,468	17,619
Non-PCI	193,026	189,904	187,906	192,849	187,934
Total	206,783	206,216	205,463	208,317	205,553
Net charge-offs (annualized) to average loans and leases:
PCI	0.24%	0.14%	0.25%	0.30%	0.39%
Non-PCI	0.08	0.12	0.05	0.09	0.08
Total	0.08	0.12	0.06	0.10	0.10
ALLL to total loans and leases:
PCI	1.45	1.72	1.68	1.38	1.41
Non-PCI	0.99	0.98	1.00	1.05	1.05
Total	1.01	1.02	1.03	1.07	1.08
The ALLL as a percentage of total loans at March 31, 2016 was 1.01 percent, compared to 1.02 percent at December 31, 2015 and 1.08 percent at March 31, 2015.
The following non-GAAP reconciliation in Table 11 provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans and leases for the periods presented. Management uses these non-GAAP financial measures to monitor performance and believes this measure provides meaningful information as the remaining unamortized discounts provide coverage for losses similar to the ALLL. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of BancShares' results or financial condition as reported under GAAP.

Table 11
Adjusted Allowance for Loan and Lease Losses (Non-GAAP)

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
ALLL on non-PCI loans and leases (GAAP)	$193,026	$189,904	$187,906	$192,849	$187,934
Unamortized discount related to non-PCI loans and leases (GAAP)	37,878	41,124	45,068	49,309	55,738
Adjusted ALLL on non-PCI loans and leases (non-GAAP)	230,904	231,028	232,974	242,158	243,672

ALLL on PCI loans (GAAP)	13,757	16,312	17,557	15,468	17,619
Unamortized discount related to PCI loans (GAAP)	140,379	137,819	154,624	172,962	196,256
Adjusted ALLL on PCI loans (non-GAAP)	154,136	154,131	172,181	188,430	213,875

Total ALLL (GAAP)	206,783	206,216	205,463	208,317	205,553
Net acquisition accounting fair value discounts on loans and leases (GAAP)	178,257	178,943	199,692	222,271	251,994
Adjusted ALLL (non-GAAP)	$385,040	$385,159	$405,155	$430,588	$457,547

Adjusted ALLL to total loans and leases (non-GAAP):
Non-PCI	1.19%	1.20%	1.24%	1.32%	1.37%
PCI	16.30	16.22	16.49	16.78	17.08
Total	1.89	1.90	2.04	2.21	2.40
The adjusted ALLL (non-GAAP), which includes the ALLL as well as remaining net acquisition fair value adjustments for acquired loans, declined to 1.89 percent of total loans and leases at March 31, 2016, from 1.90 percent and 2.40 percent of total loans and leases at December 31, 2015 and March 31, 2015, respectively. The reduction in the adjusted ALLL resulted primarily from credit quality improvements and continued accretion of acquisition accounting fair value adjustments.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans. At March 31, 2016, BancShares’ nonperforming assets were $162.8 million, a decline of $6.2 million and $20.1 million from December 31, 2015 and March 31, 2015, respectively, related to overall reductions in OREO balances and nonaccrual loans and leases.
OREO balances have declined $491 thousand and $24.9 million since December 31, 2015 and March 31, 2015, respectively, primarily due to sales and write-downs outpacing new additions. Nonaccrual PCI loans at March 31, 2016 are down $260 thousand and $19.6 million from December 31, 2015 and March 31, 2015, respectively, due to resolutions of impaired loans. Nonaccrual non-PCI loans and leases at March 31, 2016 have declined $5.4 million from December 31, 2015 as a result of problem asset resolutions primarily in the commercial loan portfolio, while nonaccrual non-PCI loans and leases increased $24.4 million from March 31, 2015 due to the downgrade of a few large commercial mortgage relationships and an increase in residential mortgage loans being placed on nonaccrual status.
Of the $162.8 million in nonperforming assets at March 31, 2016, $12.7 million related to loans and OREO covered by loss share agreements. Covered nonperforming assets continue to decline due to the expiration of FDIC loss share agreements and loan resolutions; however, covered OREO increased $2.9 million from December 31, 2015 as a result of a large covered commercial loan relationship moving to OREO during the current quarter.

Table 12
Nonperforming Assets

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$90,455	$95,854	$87,276	$73,435	$66,046
PCI	7,319	7,579	5,329	8,672	26,930
Other real estate	65,068	65,559	69,859	73,248	89,992
Total nonperforming assets	$162,842	$168,992	$162,464	$155,355	$182,968

Nonaccrual loans and leases:
Covered under loss share agreements	$2,968	$2,992	$3,171	$2,732	$21,440
Not covered under loss share agreements	94,806	100,441	89,434	79,375	71,536
Other real estate:
Covered	9,734	6,817	8,152	12,890	17,302
Noncovered	55,334	58,742	61,707	60,358	72,690
Total nonperforming assets	$162,842	$168,992	$162,464	$155,355	$182,968

Loans and leases:
Covered	$258,179	$272,554	$296,476	$319,665	$443,055
Noncovered	20,159,510	19,967,436	19,559,330	19,200,520	18,653,904

Accruing loans and leases 90 days or more past due
Non-PCI	4,882	3,315	6,277	4,960	3,089
PCI	70,398	73,751	73,539	81,055	96,041

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	4.74%	3.51%	3.72%	4.70%	8.42%
Noncovered	0.74	0.79	0.77	0.73	0.77
Total	0.80	0.83	0.82	0.79	0.95
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
Total PCI and non-PCI loans and leases classified as TDRs at March 31, 2016 were $141.4 million, compared to $144.8 million at December 31, 2015 and $157.0 million at March 31, 2015. Accruing TDRs were $113.7 million, an increase of $433 thousand and a decrease of $17.7 million from December 31, 2015 and March 31, 2015, respectively. At March 31, 2016, nonaccruing TDRs were $27.7 million, a decrease of $3.9 million and an increase of $2.1 million from December 31, 2015 and March 31, 2015, respectively. The decrease in nonaccruing TDRs from December 31, 2015 was primarily related to large payoffs in the commercial loan portfolio.

Table 13
Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Accruing TDRs:
PCI	$29,410	$29,231	$44,582
Non-PCI	84,319	84,065	86,884
Total accruing TDRs	113,729	113,296	131,466
Nonaccruing TDRs:
PCI	923	1,420	1,999
Non-PCI	26,745	30,127	23,526
Total nonaccruing TDRs	27,668	31,547	25,525
All TDRs:
PCI	30,333	30,651	46,581
Non-PCI	111,064	114,192	110,410
Total TDRs	$141,397	$144,843	$156,991
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.17 billion and $18.96 billion at March 31, 2016 and December 31, 2015, respectively. The $217.0 million increase from December 31, 2015 was due to $75.0 million of new Federal Home Loan Bank (FHLB) borrowings during the quarter, a $94.5 million increase in repurchase agreements and organic growth in interest-bearing deposits of $47.5 million. Interest-bearing liabilities decreased $54.5 million from March 31, 2015 primarily due to a $112.8 million reduction in interest-bearing deposits, subordinated debt maturities of $199.9 million, maturities of FHLB advances of $10.0 million and a $42.7 million reduction in repurchase agreements. These decreases were partially offset by $305.0 million in additional FHLB borrowings.
Deposits
At March 31, 2016, total deposits were $27.37 billion, an increase of $434.5 million, or 1.61 percent, when compared to December 31, 2015 due to organic growth in low-cost demand deposit and savings accounts. Deposits increased $1.06 billion, or by 4.0 percent, when compared to March 31, 2015, primarily the result of organic growth in demand deposit, checking with interest and savings accounts.
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
Short-Term Borrowings
At March 31, 2016, short-term borrowings were $689.2 million compared to $594.7 million and $941.9 million at December 31, 2015 and March 31, 2015, respectively. The $94.5 million increase from December 31, 2015 was due to higher activity in customer repurchase agreements. The $252.6 million decrease from March 31, 2015 was due to maturities of FHLB borrowings of $10.0 million, maturities of subordinated debt of $199.9 million and a $42.7 million reduction in customer repurchase agreements.
Long-Term Obligations
Long-term obligations were $779.1 million at March 31, 2016, up $74.9 million from December 31, 2015 primarily the result of incremental FHLB borrowings of $75.0 million during 2016 to mitigate interest rate risk from long-term fixed rate loans. Long-term obligations were up $310.9 million from March 31, 2015 primarily due to new FHLB borrowings of $305.0 million since March 31, 2015.

At March 31, 2016, December 31, 2015 and March 31, 2015, long-term obligations included $132.5 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034, and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI)within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net reduction in shareholders' equity of $23.8 million at March 31, 2016, compared to a net reduction of $64.4 million at December 31, 2015 and a net reduction of $35.4 million at March 31, 2015. The $40.6 million change in AOCI from December 31, 2015 was primarily driven by an increase in unrealized gains on investment securities available for sale. The $11.6 million change in AOCI from March 31, 2015 was driven by the increase in unrealized gains on investment securities available for sale and the change in the funded status of the defined benefit plans.

Table 14
Analysis of Capital Adequacy

	March 31, 2016	December 31, 2015	March 31, 2015	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	12.58%	12.65%	12.92%	6.00%	8.00%
Common equity Tier 1	12.58	12.51	12.77	4.50	6.50
Total risk-based capital	14.09	14.03	14.42	8.00	10.00
Tier 1 leverage ratio	9.00	8.96	8.90	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.35%	12.64%	12.88%	6.00%	8.00%
Common equity Tier 1	12.35	12.64	12.88	4.50	6.50
Total risk-based capital	13.32	13.61	13.92	8.00	10.00
Tier 1 leverage ratio	8.84	8.95	8.89	4.00	5.00
Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set new minimum requirements for both the quantity and quality of capital held by BancShares and included a new common equity Tier 1 capital to risk-weighted assets ratio. A new capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 6.09 percent and 5.32 percent, respectively, at March 31, 2016. The buffers exceed the 0.625 percent requirement and, therefore, result in no limit on distributions.
As of March 31, 2016, BancShares continues to exceed minimum capital standards and FCB remains well-capitalized under the new rules. BancShares remained well capitalized with a leverage capital ratio of 9.00 percent, Tier 1 risk-based capital ratio of 12.58 percent, common equity Tier 1 ratio of 12.58 and total risk-based capital ratio of 14.10 percent under Basel III guidelines at March 31, 2016.
BancShares had no trust preferred capital securities included in Tier 1 capital at March 31, 2016, compared to $32.1 million at December 31, 2015. The decrease during 2016 was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital and the remaining 25 percent were phased out on January 1, 2016 under Basel III requirements. Trust preferred capital securities continue to be a component of total risk-based capital.

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

Table 15
Net Interest Income Sensitivity Simulation Analysis

This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of March 31, 2016 and December 31, 2015.

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	March 31, 2016	December 31, 2015
+100	4.20%	2.78%
+200	5.21	2.80
+300	2.01	(0.75)
The change in net interest income sensitivity metrics at March 31, 2016 compared to December 31, 2015 was primarily due to a decrease in intermediate and long-term treasury and swap rates which resulted in a change to the expected deposit mix.

Table 16
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of March 31, 2016 and December 31, 2015.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	March 31, 2016	December 31, 2015
+100	5.39%	3.18%
+200	5.25	1.53
+300	0.16	(3.92)

The improvement in the economic value of equity metrics at March 31, 2016 compared to December 31, 2015 was primarily due a decrease in intermediate and long-term treasury and swap rates which had a favorable impact on deposits and EVE risk.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary sources of liquidity are our retail deposit book due to the generally stable balances and low cost it offers, cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities, all of which were $4.24 billion at March 31, 2016 compared to $3.96 billion at December 31, 2015. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $595.2 million as of March 31, 2016, and we had sufficient collateral pledged to secure $5.50 billion of additional borrowings. We also maintain Federal Funds lines and other borrowing facilities which had $790.0 million of available capacity at March 31, 2016.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our Critical Accounting Policies as described in our 2015 Annual Report on Form 10-K.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2016, BancShares’ market risk profile has not changed significantly from December 31, 2015, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
No change in BancShares' internal control over financial reporting occurred during the first quarter of 2016 that had materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 27, 2015, the Board of Directors approved a stock trading plan that provides for the purchase of up to 200,000 shares of Registrant's Class A common stock. The shares may be purchased from time to time from November 1, 2015 through October 31, 2016. The board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled.

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

Date:	May 5, 2016		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer