Form 10-Q
period 2016-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2016-08-04
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of August 3, 2016)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$507,569	$534,086
Overnight investments	2,276,080	2,063,132
Investment securities available for sale	6,557,580	6,861,293
Investment securities held to maturity	156	255
Loans held for sale	84,795	59,766
Loans and leases	20,742,571	20,239,990
Allowance for loan and lease losses	(208,008)	(206,216)
Net loans and leases	20,534,563	20,033,774
Premises and equipment	1,120,970	1,135,829
Other real estate owned	67,089	65,559
Income earned not collected	71,916	70,036
FDIC loss share receivable	5,281	4,054
Goodwill	139,773	139,773
Other intangible assets	80,555	90,986
Other assets	784,076	417,391
Total assets	$32,230,403	$31,475,934
Liabilities
Deposits:
Noninterest-bearing	$9,779,926	$9,274,470
Interest-bearing	17,477,848	17,656,285
Total deposits	27,257,774	26,930,755
Short-term borrowings	728,562	594,733
Long-term obligations	850,504	704,155
FDIC loss share payable	94,252	126,453
Other liabilities	263,607	247,729
Total liabilities	29,194,699	28,603,825
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at June 30, 2016 and December 31, 2015)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2016 and December 31, 2015)	1,005	1,005
Surplus	658,918	658,918
Retained earnings	2,379,803	2,265,621
Accumulated other comprehensive loss	(15,027)	(64,440)
Total shareholders’ equity	3,035,704	2,872,109
Total liabilities and shareholders’ equity	$32,230,403	$31,475,934

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2016	2015	2016	2015
Interest income
Loans and leases	$215,442	$222,682	$431,846	$433,544
Investment securities and dividend income	24,702	21,806	47,744	41,116
Overnight investments	3,225	1,525	6,891	2,863
Total interest income	243,369	246,013	486,481	477,523
Interest expense
Deposits	4,601	5,534	9,260	11,163
Short-term borrowings	454	1,658	888	3,592
Long-term obligations	6,125	4,171	11,424	7,953
Total interest expense	11,180	11,363	21,572	22,708
Net interest income	232,189	234,650	464,909	454,815
Provision for loan and lease losses	4,562	7,719	9,405	13,511
Net interest income after provision for loan and lease losses	227,627	226,931	455,504	441,304
Noninterest income
Gain on acquisitions	3,290	—	4,994	42,930
Cardholder services	21,054	19,214	40,412	37,615
Merchant services	24,236	22,070	46,213	40,950
Service charges on deposit accounts	21,884	22,361	43,734	44,419
Wealth management services	21,291	21,555	40,925	42,435
Securities gains	12,529	147	17,157	5,273
Other service charges and fees	7,137	5,730	14,126	11,235
Mortgage income	4,537	5,571	5,848	10,120
Insurance commissions	2,265	2,456	5,443	5,753
ATM income	1,845	1,825	3,610	3,489
Adjustments to FDIC loss share receivable	(2,367)	(4,553)	(4,900)	(5,600)
Net impact from FDIC loss share termination	16,559	—	16,559	—
Other	5,990	11,074	11,411	19,584
Total noninterest income	140,250	107,450	245,532	258,203
Noninterest expense
Salaries and wages	104,059	109,895	207,958	215,366
Employee benefits	25,661	28,002	53,011	59,220
Occupancy expense	24,955	25,532	49,967	51,152
Equipment expense	22,715	23,296	45,060	46,837
FDIC insurance expense	4,588	4,551	9,377	8,822
Foreclosure-related expenses	(1,116)	1,019	615	3,576
Merger-related expenses	1,385	4,573	1,423	7,570
Other	76,056	67,823	142,563	130,314
Total noninterest expense	258,303	264,691	509,974	522,857
Income before income taxes	109,574	69,690	191,062	176,650
Income taxes	40,258	25,168	69,674	64,970
Net income	$69,316	$44,522	$121,388	$111,680
Average shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405
Net income per share	$5.77	$3.71	$10.11	$9.30

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2016	2015	2016	2015
Net income	$69,316	$44,522	$121,388	$111,680
Other comprehensive income:
Unrealized gains (losses) on securities:
Change in unrealized securities gains (losses) arising during period	24,176	(29,226)	92,209	1,189
Tax effect	(9,261)	11,352	(35,277)	(461)
Reclassification adjustment for net gains realized and included in income before income taxes	(12,529)	(147)	(17,157)	(5,273)
Tax effect	4,793	74	6,563	2,051
Total change in unrealized gains (losses) on securities, net of tax	7,179	(17,947)	46,338	(2,494)
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	729	709	1,429	1,285
Tax effect	(274)	(274)	(537)	(496)
Total change in unrecognized loss on cash flow hedges, net of tax	455	435	892	789
Change in pension obligation:
Amortization of actuarial losses and prior service cost	1,882	2,887	3,534	5,773
Tax effect	(719)	(1,123)	(1,351)	(2,246)
Total change in pension obligation, net of tax	1,163	1,764	2,183	3,527
Other comprehensive income (loss)	8,797	(15,748)	49,413	1,822
Total comprehensive income	$78,113	$28,774	$170,801	$113,502

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
Net income	—	—	—	111,680	—	111,680
Other comprehensive income, net of tax	—	—	—	—	1,822	1,822
Cash dividends ($0.60 per share)	—	—	—	(7,206)	—	(7,206)
Balance at June 30, 2015	$11,005	$1,005	$658,918	$2,174,121	$(51,159)	$2,793,890

Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109
Net income	—	—	—	121,388	—	121,388
Other comprehensive income, net of tax	—	—	—	—	49,413	49,413
Cash dividends ($0.60 per share)	—	—	—	(7,206)	—	(7,206)
Balance at June 30, 2016	$11,005	$1,005	$658,918	$2,379,803	$(15,027)	$3,035,704

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,388	$111,680
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	9,405	13,511
Deferred tax benefit	(8,501)	(23,762)
Net change in current taxes	(5,757)	(25,261)
Depreciation	44,476	44,312
Net change in accrued interest payable	624	(2,359)
Net increase in income earned not collected	(1,872)	(9,475)
Gain on acquisitions	(4,994)	(42,930)
Securities gains	(17,157)	(5,273)
Loss on termination of FDIC loss share agreements	3,377	—
Origination of loans held for sale	(361,652)	(355,819)
Proceeds from sale of loans	342,505	338,466
Gain on sale of loans	(5,882)	(3,991)
Net writedowns/losses on other real estate	3,884	3,188
Net accretion of premiums and discounts	(23,859)	(45,662)
Amortization of intangible assets	11,135	8,302
Reduction in FDIC receivable for loss share agreements	7,571	27,291
Net change in FDIC payable for loss share agreements	(14,001)	5,503
Net change in other assets	(25,924)	14,243
Net change in other liabilities	19,718	25,085
Net cash provided by operating activities	94,484	77,049
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(416,812)	(566,524)
Purchases of investment securities available for sale	(1,966,181)	(1,435,387)
Proceeds from maturities/calls of investment securities held to maturity	99	167
Proceeds from maturities/calls of investment securities available for sale	627,971	757,780
Proceeds from sales of investment securities available for sale	1,370,768	522,024
Net change in overnight investments	(173,134)	21,578
Proceeds from sales of loans	13,328	—
Cash paid to the FDIC for loss share agreements	(13,502)	(10,890)
Net cash paid to the FDIC for termination of loss share agreements	(20,115)	—
Proceeds from sales of other real estate	16,010	47,391
Additions to premises and equipment	(29,617)	(31,921)
Business acquisition, net of cash acquired	27,943	123,137
Net cash used by investing activities	(563,242)	(572,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(250,151)	(359,125)
Net increase in demand and other interest-bearing deposits	421,082	926,092
Net change in short-term borrowings	132,167	(269,460)
Repayment of long-term obligations	(3,651)	(4,483)
Origination of long-term obligations	150,000	120,000
Cash dividends paid	(7,206)	(7,206)
Net cash provided by financing activities	442,241	405,818
Change in cash and due from banks	(26,517)	(89,778)
Cash and due from banks at beginning of period	534,086	604,182
Cash and due from banks at end of period	$507,569	$514,404
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$21,280	$30,350
Dividends declared but not paid	3,603	3,603
Unsettled sales of investment securities	361,225	—

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

•	Allowance for loan and lease losses

•	Fair value of financial instruments, including acquired assets and assumed liabilities

•	Pension plan assumptions

•	Cash flow estimates on purchased credit-impaired loans

•	Receivable from and payable to the Federal Deposit Insurance Corporation (FDIC) for loss share agreements

•	Income tax assets, liabilities and expense
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

During the second quarter of 2016, adjustments were made to the acquisition fair values for the FDIC-assisted acquisition of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin, primarily based upon updated collateral valuations, resulting in an increase of $1.2 million to the gain on acquisition reflected in the three months ended June 30, 2016. These adjustments brought the total gain on the transaction to $2.9 million which is included in noninterest income in the Consolidated Statements of Income.
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
Recently Issued Accounting Pronouncements
FASB ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU eliminates the delayed recognition of the full amount of credit losses until the loss was probable of occurring and instead will reflect an entity's current estimate of all expected credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity's size, complexity and risk profile. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the new standard and we will adopt the guidance by the first quarter of 2020.
FASB ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Further, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings, the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.
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
FASB ASU 2016-02, Leases (Topic 842)
This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts. An entity may make an accounting election by classification to not recognize leases with terms less than 12 months on their balance sheet. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2019.
FASB ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The amendments in this ASU (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without a readily determinable fair value; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (6) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2018.
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance for identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify and improve the guidance for certain aspects of Topic 606.

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
NOTE B - BUSINESS COMBINATIONS
Cordia Bancorp Inc.
On May 19, 2016, FCB entered into a definitive merger agreement with Cordia Bancorp Inc. (Cordia). Cordia had total assets of $347.8 million at March 31, 2016. The agreement provides for the acquisition by FCB of Midlothian, Virginia-based Cordia and its bank subsidiary, Bank of Virginia. Under the terms of the agreement, cash consideration of $5.15 will be paid to Cordia's shareholders in exchange for each of their shares of Cordia's common stock. Total consideration is estimated to be $35.0 million based on Cordia's common stock outstanding at March 31, 2016. The agreement has been approved by the Board of Directors of both companies. The transaction is expected to close no later than the fourth quarter of 2016, subject to the receipt of regulatory approvals and the approval of Cordia's shareholders.
First CornerStone Bank
On May 6, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania. The acquisition provided FCB with value enhancement from expanded banking relationships in Pennsylvania as FCSB operated six branch locations in Chadds Ford, King of Prussia, Malvern, Media, Phoenixville and Ridley, Pennsylvania.
The FCSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.
The fair value of the assets acquired was $86.6 million, including $43.2 million in loans and $390 thousand of identifiable intangible assets. Liabilities assumed were $96.9 million of which the majority were deposits. As a result of the transaction, FCB recorded a gain on the acquisition of $2.1 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$748
Overnight investments	37,540
Investment securities	4,564
Loans	43,170
Other real estate owned	144
Income earned not collected	8
Intangible assets	390
Other assets	13
Total assets acquired	86,577
Liabilities
Deposits	96,882
Other liabilities	23
Total liabilities assumed	96,905
Fair value of net liabilities assumed	(10,328)
Cash received from FDIC	12,450
Gain on acquisition of FCSB	$2,122

Merger-related expenses of $793 thousand from the FCSB transaction were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2016. Loan-related interest income generated from FCSB was approximately $324 thousand since the acquisition date.
All loans resulting from the FCSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as purchased credit-impaired (PCI) loans under ASC 310-30.
North Milwaukee State Bank
On March 11, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of NMSB with two branches in Milwaukee, Wisconsin. The acquisition provided FCB with value enhancement from expanded banking relationships.

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

The fair value of the assets acquired was $53.6 million, including $36.9 million in loans and $240 thousand of identifiable intangible assets. Liabilities assumed were $60.9 million of which $59.2 million were deposits. During the second quarter of 2016, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $1.2 million to the gain on acquisition reflected in the three months ended June 30, 2016. These adjustments brought the total gain on the transaction to $2.9 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$4,545
Overnight investments	2,274
Investment securities	9,425
Loans	36,914
Intangible assets	240
Other assets	216
Total assets acquired	53,614
Liabilities
Deposits	59,206
Short-term borrowings	1,662
Other liabilities	74
Total liabilities assumed	60,942
Fair value of net liabilities assumed	(7,328)
Cash received from FDIC	10,200
Gain on acquisition of NMSB	$2,872
Merger-related expenses of $438 thousand and $476 thousand from the NMSB transaction were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2016, respectively. Loan-related interest income generated from NMSB was approximately $676 thousand for the second quarter of 2016 and $799 thousand since the acquisition date.
All loans resulting from the NMSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at June 30, 2016 and December 31, 2015, are as follows:

	June 30, 2016
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,538,211	$3,268	$—	$1,541,479
Government agency	355,014	531	—	355,545
Mortgage-backed securities	4,489,218	48,888	2,275	4,535,831
Equity securities	81,114	2,062	1,786	81,390
Corporate bonds	41,360	25	—	41,385
Other	2,115	—	165	1,950
Total investment securities available for sale	$6,507,032	$54,774	$4,226	$6,557,580

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,675,996	$4	$1,118	$1,674,882
Government agency	498,804	230	374	498,660
Mortgage-backed securities	4,692,447	5,120	29,369	4,668,198
Equity securities	7,935	968	10	8,893
Corporate bonds	8,500	—	—	8,500
Other	2,115	45	—	2,160
Total investment securities available for sale	$6,885,797	$6,367	$30,871	$6,861,293

	June 30, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$156	$9	$—	$165

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$255	$10	$—	$265

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in equity securities and corporate bonds represent positions in securities of other financial institutions. The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances. Equity securities do not have a stated maturity date.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,653,165	$1,655,553	$1,255,714	$1,255,094
One through five years	240,060	241,471	919,086	918,448
Five through 10 years	41,360	41,385	8,500	8,500
Over 10 years	2,115	1,950	2,115	2,160
Mortgage-backed securities	4,489,218	4,535,831	4,692,447	4,668,198
Equity securities	81,114	81,390	7,935	8,893
Total investment securities available for sale	$6,507,032	$6,557,580	$6,885,797	$6,861,293
Investment securities held to maturity
Mortgage-backed securities held to maturity	$156	$165	$255	$265
For each period presented, securities gains (losses) included the following:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Gross gains on sales of investment securities available for sale	$12,555	$151	$17,488	$5,286
Gross losses on sales of investment securities available for sale	(26)	(4)	(331)	(13)
Total securities gains	$12,529	$147	$17,157	$5,273

The following table provides information regarding securities with unrealized losses as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
Mortgage-backed securities	$364,840	$1,236	$197,332	$1,039	$562,172	$2,275
Equity securities	44,489	1,786	—	—	44,489	1,786
Other	1,950	165	—	—	1,950	165
Total	$411,279	$3,187	$197,332	$1,039	$608,611	$4,226

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,539,637	$1,118	$—	$—	$1,539,637	$1,118
Government agency	229,436	374	—	—	229,436	374
Mortgage-backed securities	3,570,470	23,275	280,126	6,094	3,850,596	29,369
Equity securities	728	10	—	—	728	10
Total	$5,340,271	$24,777	$280,126	$6,094	$5,620,397	$30,871
Investment securities with an aggregate fair value of $197.3 million and $280.1 million had continuous unrealized losses for more than 12 months with a corresponding aggregate unrealized loss of $1.0 million and $6.1 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, all 36 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of June 30, 2016 or December 31, 2015 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.77 billion at June 30, 2016 and $4.73 billion at December 31, 2015 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

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

Loans and leases outstanding included the following at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$624,806	$620,352
Commercial mortgage	8,505,259	8,274,548
Other commercial real estate	337,618	321,021
Commercial and industrial	2,386,159	2,368,958
Lease financing	784,861	730,778
Other	365,269	314,832
Total commercial loans	13,003,972	12,630,489
Noncommercial:
Residential mortgage	2,777,863	2,695,985
Revolving mortgage	2,533,528	2,523,106
Construction and land development	226,322	220,073
Consumer	1,279,419	1,219,821
Total noncommercial loans	6,817,132	6,658,985
Total non-PCI loans and leases	19,821,104	19,289,474
PCI loans:
Commercial:
Construction and land development	27,742	33,880
Commercial mortgage	513,021	525,468
Other commercial real estate	20,166	17,076
Commercial and industrial	12,854	15,182
Other	3,159	2,008
Total commercial loans	576,942	593,614
Noncommercial:
Residential mortgage	294,625	302,158
Revolving mortgage	47,230	52,471
Construction and land development	467	—
Consumer	2,203	2,273
Total noncommercial loans	344,525	356,902
Total PCI loans	921,467	950,516
Total loans and leases	$20,742,571	$20,239,990
At June 30, 2016, $95.5 million of total loans and leases were covered under loss share agreements, compared to $272.6 million at December 31, 2015. Loss share protection for United Western Bank (UWB) non-single family residential loans with a balance of $107.0 million at June 30, 2016 expired at the beginning of the second quarter of 2016. Additionally, as a result of entering into an agreement with the FDIC to terminate five of FCB's nine loss share agreements during the second quarter of 2016, loans of $43.5 million that were previously covered by the loss share agreements were classified as non-covered at June 30, 2016. See Note G for more information on the loss share termination agreement entered into with the FDIC during the quarter.
At June 30, 2016, $8.47 billion in noncovered loans with a lendable collateral value of $6.00 billion were used to secure $660.2 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $5.34 billion. At December 31, 2015, $8.58 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $510.3 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.57 billion.

Net deferred fees on originated non-PCI loans and leases, including unearned income and unamortized costs, fees, premiums and discounts, were $10.8 million and $16.6 million at June 30, 2016 and December 31, 2015, respectively. The unamortized discount related to the non-PCI loans and leases acquired in the First Citizens Bancorporation, Inc. (Bancorporation) merger was $35.0 million and $41.1 million at June 30, 2016 and December 31, 2015, respectively. During the three months ended June 30, 2016 and June 30, 2015, accretion income on non-PCI loans was $2.9 million and $4.9 million, respectively. During the six months ended June 30, 2016 and June 30, 2015, accretion income on non-PCI loans was $6.1 million and $10.6 million, respectively.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2016 and December 31, 2015 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans.

Non-PCI loans and leases outstanding at June 30, 2016 and December 31, 2015 by credit quality indicator are provided below:

	June 30, 2016
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$621,625	$8,269,622	$333,803	$2,232,669	$776,827	$363,096	$12,597,642
Special mention	1,156	90,904	1,723	15,088	2,759	1,310	112,940
Substandard	2,025	141,708	918	17,869	5,184	863	168,567
Doubtful	—	424	—	16	44	—	484
Ungraded	—	2,601	1,174	120,517	47	—	124,339
Total	$624,806	$8,505,259	$337,618	$2,386,159	$784,861	$365,269	$13,003,972

	December 31, 2015
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$611,314	$8,024,831	$318,187	$2,219,606	$719,338	$311,401	$12,204,677
Special mention	5,191	100,220	475	19,361	4,869	1,905	132,021
Substandard	3,847	146,071	959	21,322	6,375	1,526	180,100
Doubtful	—	599	—	408	169	—	1,176
Ungraded	—	2,827	1,400	108,261	27	—	112,515
Total	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$12,630,489

	June 30, 2016
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,735,841	$2,517,033	$223,471	$1,270,407	$6,746,752
30-59 days past due	21,317	8,056	1,019	5,573	35,965
60-89 days past due	5,545	2,476	278	2,044	10,343
90 days or greater past due	15,160	5,963	1,554	1,395	24,072
Total	$2,777,863	$2,533,528	$226,322	$1,279,419	$6,817,132

	December 31, 2015
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,651,209	$2,502,065	$214,555	$1,210,832	$6,578,661
30-59 days past due	23,960	11,706	3,211	5,545	44,422
60-89 days past due	7,536	3,704	669	1,822	13,731
90 days or greater past due	13,280	5,631	1,638	1,622	22,171
Total	$2,695,985	$2,523,106	$220,073	$1,219,821	$6,658,985

 PCI loans outstanding at June 30, 2016 and December 31, 2015 by credit quality indicator are provided below:

	June 30, 2016
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$12,786	$285,428	$9,314	$9,090	$2,110	$318,728
Special mention	679	80,009	1,025	418	—	82,131
Substandard	11,313	135,925	8,599	3,023	1,049	159,909
Doubtful	2,964	11,340	982	255	—	15,541
Ungraded	—	319	246	68	—	633
Total	$27,742	$513,021	$20,166	$12,854	$3,159	$576,942

	December 31, 2015
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$14,710	$262,579	$7,366	$9,302	$706	$294,663
Special mention	758	87,870	60	937	—	89,625
Substandard	14,131	163,801	9,229	4,588	1,302	193,051
Doubtful	4,281	10,875	—	282	—	15,438
Ungraded	—	343	421	73	—	837
Total	$33,880	$525,468	$17,076	$15,182	$2,008	$593,614

	June 30, 2016
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$252,675	$41,655	$467	$1,986	$296,783
30-59 days past due	11,015	1,323	—	122	12,460
60-89 days past due	4,654	358	—	45	5,057
90 days or greater past due	26,281	3,894	—	50	30,225
Total	$294,625	$47,230	$467	$2,203	$344,525

	December 31, 2015
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$257,207	$47,901	$—	$1,981	$307,089
30-59 days past due	12,318	1,127	—	86	13,531
60-89 days past due	4,441	501	—	132	5,074
90 days or greater past due	28,192	2,942	—	74	31,208
Total	$302,158	$52,471	$—	$2,273	$356,902

The aging of the outstanding non-PCI loans and leases, by class, at June 30, 2016 and December 31, 2015 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2016
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$229	$188	$295	$712	$624,094	$624,806
Commercial mortgage	9,098	6,026	10,896	26,020	8,479,239	8,505,259
Other commercial real estate	1,114	99	27	1,240	336,378	337,618
Commercial and industrial	6,722	896	2,169	9,787	2,376,372	2,386,159
Lease financing	1,096	106	368	1,570	783,291	784,861
Residential mortgage	21,317	5,545	15,160	42,022	2,735,841	2,777,863
Revolving mortgage	8,056	2,476	5,963	16,495	2,517,033	2,533,528
Construction and land development - noncommercial	1,019	278	1,554	2,851	223,471	226,322
Consumer	5,573	2,044	1,395	9,012	1,270,407	1,279,419
Other	184	142	397	723	364,546	365,269
Total non-PCI loans and leases	$54,408	$17,800	$38,224	$110,432	$19,710,672	$19,821,104

	December 31, 2015
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$987	$283	$463	$1,733	$618,619	$620,352
Commercial mortgage	13,023	3,446	14,495	30,964	8,243,584	8,274,548
Other commercial real estate	884	—	142	1,026	319,995	321,021
Commercial and industrial	2,133	1,079	1,780	4,992	2,363,966	2,368,958
Lease financing	2,070	2	164	2,236	728,542	730,778
Residential mortgage	23,960	7,536	13,280	44,776	2,651,209	2,695,985
Revolving mortgage	11,706	3,704	5,631	21,041	2,502,065	2,523,106
Construction and land development - noncommercial	3,211	669	1,638	5,518	214,555	220,073
Consumer	5,545	1,822	1,622	8,989	1,210,832	1,219,821
Other	3	164	134	301	314,531	314,832
Total non-PCI loans and leases	$63,522	$18,705	$39,349	$121,576	$19,167,898	$19,289,474

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2016 and December 31, 2015 for non-PCI loans and leases, were as follows:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$529	$—	$425	$273
Commercial mortgage	32,500	1,324	42,116	242
Other commercial real estate	126	—	239	—
Commercial and industrial	4,385	597	6,235	953
Lease financing	544	—	389	—
Residential mortgage	33,863	—	29,977	838
Revolving mortgage	12,728	—	12,704	—
Construction and land development - noncommercial	2,496	—	2,164	—
Consumer	1,584	865	1,472	1,007
Other	251	231	133	2
Total non-PCI loans and leases	$89,006	$3,017	$95,854	$3,315
Purchased credit-impaired loans (PCI) loans
The following table relates to PCI loans acquired in the NMSB and FCSB acquisitions and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$108,578
Cash flows expected to be collected	$92,363
Fair value of loans at acquisition	$80,084
The recorded fair values of PCI loans acquired in the NMSB and FCSB acquisitions as of the acquisition date were as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$550
Commercial mortgage	50,497
Other commercial real estate	2,637
Commercial and industrial	3,790
Other	1,609
Total commercial loans	59,083
Noncommercial:
Residential mortgage	18,122
Revolving mortgage	1,258
Construction and land development	365
Consumer	1,256
Total noncommercial loans	21,001
Total PCI loans and leases	$80,084
The following table provides changes in the carrying value of all purchased credit-impaired loans during the six months ended June 30, 2016 and June 30, 2015:

(Dollars in thousands)	2016	2015
Balance at January 1	$950,516	$1,186,498
Fair value of acquired loans	80,084	154,496
Accretion	41,821	59,182
Payments received and other changes, net	(150,954)	(276,937)
Balance at June 30	$921,467	$1,123,239
Unpaid principal balance at June 30	$1,614,998	$2,025,905

The carrying value of loans on the cost recovery method was $568 thousand at June 30, 2016 and $5.3 million at December 31, 2015. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $3.8 million and $7.6 million at June 30, 2016 and December 31, 2015, respectively.

For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first six months of 2016 and 2015.

(Dollars in thousands)	2016	2015
Balance at January 1	$343,856	$418,160
Additions from acquisitions	12,279	53,192
Accretion	(41,821)	(59,182)
Reclassifications from nonaccretable difference	18,384	12,322
Changes in expected cash flows that do not affect nonaccretable difference	30,239	(45,391)
Balance at June 30	$362,937	$379,101

During the three months ended June 30, 2016 and June 30, 2015, accretion income on PCI loans was $20.4 million and $34.1 million, respectively.

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$16,885	$70,456	$2,207	$44,479	$5,422	$1,777	$14,727	$16,125	$1,575	$19,373	$193,026
Provision	291	701	(79)	81	343	37	1,487	1,470	78	2,299	6,708
Charge-offs	(136)	(44)	—	(1,177)	—	(88)	(179)	(1,081)	—	(3,136)	(5,841)
Recoveries	129	500	10	525	1	29	41	214	—	1,111	2,560
Balance at June 30	$17,169	$71,613	$2,138	$43,908	$5,766	$1,755	$16,076	$16,728	$1,653	$19,647	$196,453

	Three months ended June 30, 2015
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at April 1	$13,108	$82,038	$1,031	$36,954	$4,293	$2,981	$11,328	$17,529	$1,056	$17,616	$187,934
Provision	88	(1,878)	(227)	4,547	408	(1,824)	1,162	31	74	6,613	8,994
Charge-offs	(221)	(47)	(9)	(2,318)	(6)	—	(90)	(616)	—	(2,743)	(6,050)
Recoveries	104	323	9	209	11	31	305	346	3	630	1,971
Balance at June 30	$13,079	$80,436	$804	$39,392	$4,706	$1,188	$12,705	$17,290	$1,133	$22,116	$192,849

	Six months ended June 30, 2016
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Provision	1,234	1,096	(184)	2,282	62	(290)	2,262	2,628	165	4,293	13,548
Charge-offs	(562)	(134)	—	(2,494)	—	(160)	(352)	(2,116)	—	(6,243)	(12,061)
Recoveries	209	755	154	1,004	180	350	61	245	3	2,101	5,062
Balance at June 30	$17,169	$71,613	$2,138	$43,908	$5,766	$1,755	$16,076	$16,728	$1,653	$19,647	$196,453

	Six months ended June 30, 2015
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Provision	1,191	(5,557)	231	12,093	419	(2,042)	1,975	(431)	192	9,579	17,650
Charge-offs	(239)	(280)	(178)	(4,031)	(21)	—	(374)	(1,409)	(22)	(5,526)	(12,080)
Recoveries	166	1,084	19	603	22	46	443	480	71	1,508	4,442
Balance at June 30	$13,079	$80,436	$804	$39,392	$4,706	$1,188	$12,705	$17,290	$1,133	$22,116	$192,849

The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$333	$4,248	$119	$971	$45	$—	$1,992	$868	$—	$683	$9,259
ALLL for loans and leases collectively evaluated for impairment	16,836	67,365	2,019	42,937	5,721	1,755	14,084	15,860	1,653	18,964	187,194
Total allowance for loan and lease losses	$17,169	$71,613	$2,138	$43,908	$5,766	$1,755	$16,076	$16,728	$1,653	$19,647	$196,453

Loans and leases:
Loans and leases individually evaluated for impairment	$3,299	$77,620	$1,551	$10,220	$1,233	$695	$26,780	$7,113	$411	$1,471	$130,393
Loans and leases collectively evaluated for impairment	621,507	8,427,639	336,067	2,375,939	783,628	364,574	2,751,083	2,526,415	225,911	1,277,948	19,690,711
Total loan and leases	$624,806	$8,505,259	$337,618	$2,386,159	$784,861	$365,269	$2,777,863	$2,533,528	$226,322	$1,279,419	$19,821,104

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$123	$3,370	$289	$1,118	$213	$—	$1,212	$299	$49	$527	$7,200
ALLL for loans and leases collectively evaluated for impairment	16,165	66,526	1,879	41,998	5,311	1,855	12,893	15,672	1,436	18,969	182,704
Total allowance for loan and lease losses	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904

Loans and leases:
Loans and leases individually evaluated for impairment	$3,094	$95,107	$427	$17,910	$1,755	$1,183	$22,986	$5,883	$784	$1,238	$150,367
Loans and leases collectively evaluated for impairment	617,258	8,179,441	320,594	2,351,048	729,023	313,649	2,672,999	2,517,223	219,289	1,218,583	19,139,107
Total loan and leases	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$2,695,985	$2,523,106	$220,073	$1,219,821	$19,289,474

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three and six months ended June 30, 2016 and June 30, 2015.

	Three months ended June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$733	$6,750	$770	$225	$4,680	$415	$—	$184	$13,757
Provision	(453)	(935)	(154)	60	(382)	(177)	—	(105)	(2,146)
Charge-offs	—	(56)	—	—	—	—	—	—	(56)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$280	$5,759	$616	$285	$4,298	$238	$—	$79	$11,555

	Three months ended June 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at April 1	$341	$8,876	$194	$11	$4,872	$3,271	$31	$23	$17,619
Provision	325	(2,065)	(125)	399	1,165	(1,112)	(31)	169	(1,275)
Charge-offs	(97)	(383)	—	(87)	(195)	(108)	—	(6)	(876)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$569	$6,428	$69	$323	$5,842	$2,051	$—	$186	$15,468

	Six months ended June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$1,082	$7,838	$773	$445	$5,398	$523	$—	$253	$16,312
Provision	(802)	(1,914)	(152)	(160)	(729)	(285)	—	(101)	(4,143)
Charge-offs	—	(165)	(5)	—	(371)	—	—	(73)	(614)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$280	$5,759	$616	$285	$4,298	$238	$—	$79	$11,555

	Six months ended June 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629
Provision	516	(2,990)	(6)	(632)	302	(1,767)	(183)	621	(4,139)
Charge-offs	(97)	(717)	—	(285)	(280)	(181)	—	(462)	(2,022)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30	$569	$6,428	$69	$323	$5,842	$2,051	$—	$186	$15,468

The following tables show the ending balances of PCI loans and leases and related allowance by class of loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$280	$5,759	$616	$285	$4,298	$238	$—	$79	$11,555

Loans and leases acquired with deteriorated credit quality	27,742	513,021	20,166	12,854	294,625	47,230	467	5,362	921,467

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$1,082	$7,838	$773	$445	$5,398	$523	$—	$253	$16,312

Loans and leases acquired with deteriorated credit quality	33,880	525,468	17,076	15,182	302,158	52,471	—	4,281	950,516
As of June 30, 2016, and December 31, 2015, $394.6 million and $469.3 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $11.6 million and $16.3 million, respectively.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, as of June 30, 2016 and December 31, 2015 including interest income recognized in the period during which the loans and leases were considered impaired.

	June 30, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,164	$1,135	$3,299	$3,800	$333
Commercial mortgage	37,960	39,660	77,620	84,095	4,248
Other commercial real estate	578	973	1,551	1,875	119
Commercial and industrial	6,529	3,691	10,220	10,670	971
Lease financing	1,209	24	1,233	1,233	45
Other	—	695	695	783	—
Residential mortgage	14,734	12,046	26,780	27,772	1,992
Revolving mortgage	4,654	2,459	7,113	8,607	868
Construction and land development - noncommercial	—	411	411	411	—
Consumer	1,307	164	1,471	1,558	683
Total non-PCI impaired loans and leases	$69,135	$61,258	$130,393	$140,804	$9,259

	December 31, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,623	$1,471	$3,094	$4,428	$123
Commercial mortgage	41,793	53,314	95,107	103,763	3,370
Other commercial real estate	305	122	427	863	289
Commercial and industrial	8,544	9,366	17,910	21,455	1,118
Lease financing	1,651	104	1,755	1,956	213
Other	—	1,183	1,183	1,260	—
Residential mortgage	10,097	12,889	22,986	25,043	1,212
Revolving mortgage	1,105	4,778	5,883	7,120	299
Construction and land development - noncommercial	693	91	784	784	49
Consumer	1,050	188	1,238	1,294	527
Total non-PCI impaired loans and leases	$66,861	$83,506	$150,367	$167,966	$7,200

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30, 2016		Three months ended June 30, 2015
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,236	$40	$3,134	$35
Commercial mortgage	79,442	616	86,253	840
Other commercial real estate	878	7	403	—
Commercial and industrial	9,938	84	14,088	146
Lease financing	1,214	15	1,463	16
Other	813	10	1,835	—
Residential mortgage	24,982	178	16,819	135
Revolving mortgage	6,421	40	4,015	23
Construction and land development - noncommercial	413	5	779	9
Consumer	1,422	20	1,154	20
Total non-PCI impaired loans and leases	$128,759	$1,015	$129,943	$1,224

	Six months ended June 30, 2016		Six months ended June 30, 2015
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,200	$81	$3,093	$70
Commercial mortgage	86,193	1,382	83,115	1,602
Other commercial real estate	651	12	477	1
Commercial and industrial	12,744	235	12,220	249
Lease financing	1,436	35	1,527	34
Other	943	24	1,913	—
Residential mortgage	24,240	350	16,092	260
Revolving mortgage	6,365	72	3,501	39
Construction and land development - noncommercial	485	11	719	16
Consumer	1,344	38	1,088	39
Total non-PCI impaired loans and leases	$137,601	$2,240	$123,745	$2,310

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

The following table provides a summary of total TDRs by accrual status.

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,444	$451	$3,895	$3,624	$257	$3,881
Commercial mortgage	62,232	15,623	77,855	65,812	18,728	84,540
Other commercial real estate	2,747	93	2,840	1,751	89	1,840
Commercial and industrial	7,466	692	8,158	8,833	3,341	12,174
Lease financing	1,064	44	1,108	1,191	169	1,360
Other	610	85	695	1,183	—	1,183
Total commercial TDRs	77,563	16,988	94,551	82,394	22,584	104,978
Noncommercial
Residential mortgage	28,334	7,476	35,810	25,427	7,129	32,556
Revolving mortgage	5,593	1,469	7,062	3,600	1,705	5,305
Construction and land development - noncommercial	411	—	411	784	—	784
Consumer and other	1,268	204	1,472	1,091	129	1,220
Total noncommercial TDRs	35,606	9,149	44,755	30,902	8,963	39,865
Total TDRs	$113,169	$26,137	$139,306	$113,296	$31,547	$144,843
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
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Accruing TDRs:
PCI	$23,369	$29,231
Non-PCI	89,800	84,065
Total accruing TDRs	113,169	113,296
Nonaccruing TDRs:
PCI	952	1,420
Non-PCI	25,185	30,127
Total nonaccruing TDRs	26,137	31,547
All TDRs:
PCI	24,321	30,651
Non-PCI	114,985	114,192
Total TDRs	$139,306	$144,843

The following tables provide the types of TDRs made during the three and six months ended June 30, 2016 and June 30, 2015, as well as a summary of loans that were modified as a TDR during the twelve months ended June 30, 2016 and June 30, 2015 that subsequently defaulted during the three and six months ended June 30, 2016 and June 30, 2015. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2016				Three months ended June 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	—	$—	—	$—	2	$69	—	$—
Total interest only	—	—	—	—	2	69	—	—

Loan term extension
Commercial mortgage	2	808	—	—	2	840	—	—
Other commercial real estate	1	841	—	—	—	—	—	—
Commercial and industrial	—	—	1	—	—	—	—	—
Residential mortgage	5	678	1	52	—	—	—	—
Total loan term extension	8	2,327	2	52	2	840	—	—

Below market interest rate
Construction and land development - commercial	4	317	2	209	3	251	—	—
Commercial mortgage	12	1,741	5	577	6	1,510	—	—
Other commercial real estate	1	498	1	12	—	—	—	—
Commercial and industrial	8	694	5	197	4	521	1	142
Residential mortgage	42	2,473	20	1,337	15	646	1	15
Revolving mortgage	2	59	—	—	—	—	—	—
Consumer	1	16	1	—	3	40	—	—
Other	—	—	1	85	—	—	—	—
Total below market interest rate	70	5,798	35	2,417	31	2,968	2	157

Discharged from bankruptcy
Commercial mortgage	2	283	—	—	—	—	—	—
Commercial and industrial	2	49	—	—	1	17	—	—
Residential mortgage	5	147	7	506	2	35	—	—
Revolving mortgage	13	1,461	5	59	7	203	3	60
Consumer	10	144	7	79	3	45	—	—
Total discharged from bankruptcy	32	2,084	19	644	13	300	3	60

Total non-PCI restructurings	110	$10,209	56	$3,113	48	$4,177	5	$217

	Six months ended June 30, 2016				Six months ended June 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	1	$249	1	$249	2	$69	—	$—
Commercial and industrial	—	—	—	—	1	1,872	1	1,872
Total interest only	1	249	1	249	3	1,941	1	1,872

Loan term extension
Construction and land development - commercial	1	401	—	—	1	212	1	212
Commercial mortgage	4	1,096	—	—	5	1,371	—	—
Other commercial real estate	1	841	—	—	—	—	—	—
Commercial and industrial	—	—	1	—	—	—	—	—
Residential mortgage	7	978	1	52	—	—	—	—
Revolving mortgage	—	—	—	—	1	9	—	—
Consumer	—	—	—	—	1	5	—	—
Total loan term extension	13	3,316	2	52	8	1,597	1	212

Below market interest rate
Construction and land development - commercial	6	414	3	227	5	296	—	—
Commercial mortgage	22	2,866	9	1,078	16	5,226	1	498
Other commercial real estate	1	498	1	12	—	—	—	—
Commercial and industrial	11	704	5	197	7	673	1	142
Residential mortgage	94	5,998	32	2,107	42	1,698	3	58
Revolving mortgage	4	141	—	—	3	63	—	—
Construction and land development - noncommercial	—	—	—	—	2	253	—	—
Consumer	3	20	1	—	7	85	—	—
Other	1	85	1	85	1	1,732	—	—
Total below market interest rate	142	10,726	52	3,706	83	10,026	5	698

Discharged from bankruptcy
Construction and land development - commercial	—	—	1	14	—	—	—	—
Commercial mortgage	2	283	—	—	1	622	—	—
Commercial and industrial	2	49	—	—	1	17	—	—
Residential mortgage	11	721	7	506	8	434	—	—
Revolving mortgage	25	1,695	12	151	16	632	5	158
Construction and land development - noncommercial	—	—	—	—	—	—	—	—
Consumer	25	290	10	95	4	48	—	—
Total discharged from bankruptcy	65	3,038	30	766	30	1,753	5	158

Total non-PCI restructurings	221	$17,329	85	$4,773	124	$15,317	12	$2,940

	Three months ended June 30, 2016				Three months ended June 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Residential mortgage	1	$48	1	$54	1	$60	—	$—
Total below market interest rate	1	48	1	54	1	60	—	—

Total PCI restructurings	1	$48	1	$54	1	$60	—	$—

	Six months ended June 30, 2016				Six months ended June 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Construction and land development - commercial	1	$55	—	$—	—	$—	—	$—
Commercial mortgage	3	2,027	—	—	—	—	—	—
Residential mortgage	1	48	1	54	8	545	—	—
Total below market interest rate	5	2,130	1	54	8	545	—	—

Discharged from bankruptcy
Residential mortgage	—	—	—	—	1	78	—	—
Total discharged from bankruptcy	—	—	—	—	1	78	—	—
Total PCI restructurings	5	$2,130	1	$54	9	$623	—	$—

For the three and six months ended June 30, 2016 and June 30, 2015, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the six months ended June 30, 2016 and June 30, 2015.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2014	$22,982	$70,454	$93,436
Additions	5,833	24,558	30,391
Sales	(12,962)	(34,324)	(47,286)
Writedowns	(857)	(2,436)	(3,293)
Transfers (1)	(2,106)	2,106	—
Balance at June 30, 2015	$12,890	$60,358	$73,248

Balance at December 31, 2015	$6,817	$58,742	$65,559
Additions	4,734	16,546	21,280
Additions acquired in the First CornerStone Bank acquisition	—	144	144
Sales	(781)	(14,728)	(15,509)
Writedowns	(570)	(3,815)	(4,385)
Transfers (1)	(9,716)	9,716	—
Balance at June 30, 2016	$484	$66,605	$67,089
(1) Transfers include OREO balances associated with expired or terminated loss share agreements.
At June 30, 2016 and December 31, 2015, BancShares had $13.1 million and $16.1 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $21.1 million and $15.6 million at June 30, 2016 and December 31, 2015, respectively.
NOTE G - FDIC LOSS SHARE RECEIVABLE AND PAYABLE

BancShares completed six FDIC-assisted transactions with loss share agreements during the period beginning in 2009 through 2011. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions with loss share agreements: Georgian Bank (acquired in 2009); Williamsburg First National Bank (acquired in 2010); and Atlantic Bank & Trust (acquired in 2011).

During the second quarter of 2016, FCB entered into an agreement with the FDIC to terminate five of FCB's nine loss share agreements, including Temecula Valley Bank, Sun American Bank (SAB), Williamsburg First National Bank, Atlantic Bank & Trust, and Colorado Capital Bank (CCB). Under the terms of the agreement, FCB made a net payment of $20.1 million to the FDIC as consideration for early termination of the loss share agreements. Also, FCB wrote-off $1.5 million of the FDIC loss share receivable and released $18.2 million of the FDIC loss share payable associated with the terminated agreements. As a result, FCB recognized a $3.4 million loss on the termination of the loss share agreements.

The early termination agreement eliminated FCB's FDIC loss share payable for SAB and CCB. The remaining FDIC loss share payable balance at June 30, 2016 was $94.3 million. In conjunction with the early termination, FCB adjusted the FDIC loss share payable under the two remaining loss share agreements with clawback provisions and released other related reserves. The clawback liabilities were adjusted in order to conform to the methodology used to determine the net termination payment. The adjustment to the clawback liabilities is accounted for by management as a change in estimate. The total one-time pre-tax benefit of these adjustments was $20.0 million. The resulting positive net impact to pre-tax earnings from the early termination of the FDIC loss share agreements was $16.6 million during the second quarter of 2016. See Note L for further information related to FCB's payable to the FDIC for loss share agreements.

The remaining receivable from the FDIC for the UWB, Venture Bank (VB) and Georgian Bank (GB) loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. Amortization reflects changes in the FDIC loss share receivable due to improvements in expected cash flows that are being recognized over the remaining term of the loss share agreement. Cash payments to FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the ALLL related to those covered loans. At the beginning of the second quarter of 2016, the loss share protection expired for non-

single family residential loans acquired from UWB. As of June 30, 2016, loss share protection has expired or has been terminated for all non-single family residential loans. Loss share protection remains only for single family residential loans acquired from UWB, VB and GB.

The following table provides changes in the receivable from the FDIC for the three and six months ended June 30, 2016 and June 30, 2015.

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$7,474	$21,340	$4,054	$28,701
Amortization	(867)	(1,461)	(3,242)	(6,492)
Net cash payments to FDIC	3,631	5,128	13,502	10,890
Post-acquisition adjustments	(3,495)	(19,199)	(7,571)	(27,291)
Termination of FDIC loss share agreements	(1,462)	—	(1,462)	—
Ending balance	$5,281	$5,808	$5,281	$5,808

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.24 billion and $2.15 billion as of June 30, 2016 and December 31, 2015, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset on the Consolidated Balance Sheets and are initially recorded at fair value.

The activity of the servicing asset for the three and six months ended June 30, 2016 and 2015 is presented in the following table:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$17,186	$16,436	$19,351	$16,688
Servicing rights originated	1,351	1,927	2,328	2,589
Amortization	(1,333)	(1,110)	(2,601)	(1,962)
Valuation allowance (provision) reversal	(380)	909	(2,254)	847
Ending balance	$16,824	$18,162	$16,824	$18,162

The following table presents the activity in the servicing asset valuation allowance for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$1,969	$912	$95	$850
Valuation allowance provision (reversal)	380	(909)	2,254	(847)
Ending balance	$2,349	$3	$2,349	$3
As of June 30, 2016, the carrying value of BancShares' mortgage servicing rights was $16.8 million. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended June 30, 2016 and 2015 were $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2016 and 2015, contractually specified mortgage servicing fees, late fees, and ancillary fees earned were $2.9 million and $2.7 million, respectively, and are included in mortgage income in the Consolidated Statements of Income.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1.3 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amortization expense related to mortgage servicing rights was $2.6 million and $2.0 million, respectively. Mortgage income included an impairment of $380 thousand and an impairment reversal of $909 thousand for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, mortgage income included an impairment of $2.3 million and an impairment reversal of $847 thousand, respectively.

Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Discount rate - conventional fixed loans	8.47%	9.31%
Discount rate - all loans excluding conventional fixed loans	9.47%	10.31%
Weighted average constant prepayment rate	14.79%	11.01%
Weighted average cost to service a loan	$62.75	$56.61

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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $846.9 million and $722.0 million at June 30, 2016 and December 31, 2015, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables.

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$726,011	$—	$—	$25,720	$751,731
Government agency	—	—	—	4,280	4,280
Total borrowings	$726,011	$—	$—	$30,000	$756,011
Gross amount of recognized liabilities for repurchase agreements					$756,011

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$592,182	$—	$—	$25,724	$617,906
Government agency	—	—	—	4,276	4,276
Total borrowings	$592,182	$—	$—	$30,000	$622,182
Gross amount of recognized liabilities for repurchase agreements					$622,182
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

Valuation adjustments, such as those pertaining to counterparty and BancShares' own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing does not accurately reflect the counterparty's credit quality. As determined by BancShares management, liquidity valuation adjustments may be made to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when recent market transactions for identical or similar instruments are not observed.

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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. U.S.Treasury, government agency, mortgage-backed securities, municipal securities, corporate bonds and trust preferred securities are generally measured at fair value using a third party pricing service or recent comparable market transactions in similar or identical securities and are classified as level 2 instruments. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded on a heavily active market and as Level 2 if the observable closing price is from a less than active market.

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

Interest rate swap. Under the terms of the previous cash flow hedge, BancShares paid a fixed payment to the counterparty in exchange for receipt of a variable payment that was determined based on the three-month LIBOR rate. The fair value of the cash flow hedge was, therefore, based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, were subject to adjustment due to pricing considerations for the specific instrument. The interest rate swap agreement expired in June 2016. The inputs used in the fair value measurement of the interest rate swap were considered level 2 inputs.

Off-balance-sheet commitments and contingencies. Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares' financial position.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2016 and December 31, 2015. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered level 2. Lastly, the receivable from the FDIC for loss share agreements is designated as level 3.

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$507,569	$507,569	$534,086	$534,086
Overnight investments	2,276,080	2,276,080	2,063,132	2,063,132
Investment securities available for sale	6,557,580	6,557,580	6,861,293	6,861,293
Investment securities held to maturity	156	165	255	265
Loans held for sale	84,795	84,795	59,766	59,766
Net loans and leases	20,534,563	20,089,558	20,033,774	19,353,325
Receivable from the FDIC for loss share agreements	5,281	5,281	4,054	4,054
Income earned not collected	71,916	71,916	70,036	70,036
Federal Home Loan Bank stock	43,495	43,495	37,511	37,511
Mortgage servicing rights	16,824	16,884	19,351	19,495
Deposits	27,257,774	26,819,080	26,930,755	26,164,472
Short-term borrowings	728,562	728,562	594,733	594,733
Long-term obligations	850,504	888,551	704,155	718,102
Payable to the FDIC for loss share agreements	94,252	100,339	126,453	131,894
Accrued interest payable	6,337	6,337	5,713	5,713
Interest rate swap (1)	—	—	1,429	1,429
(1) The interest rate swap agreement expired in June 2016.

Among BancShares' assets and liabilities, investment securities available for sale, loans held for sale and interest rates swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2016 and December 31, 2015.

	June 30, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,541,479	$—	$1,541,479	$—
Government agency	355,545	—	355,545	—
Mortgage-backed securities	4,535,831	—	4,535,831	—
Equity securities	81,390	23,197	58,193	—
Corporate bonds	41,385	—	41,385	—
Other	1,950	—	1,950	—
Total investment securities available for sale	$6,557,580	$23,197	$6,534,383	$—
Loans held for sale	$84,795	$—	$84,795	$—

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,674,882	$—	$1,674,882	$—
Government agency	498,660	—	498,660	—
Mortgage-backed securities	4,668,198	—	4,668,198	—
Equity securities	8,893	1,668	7,225	—
Corporate bonds	8,500	—	8,500	—
Other	2,160	—	2,160	—
Total investment securities available for sale	$6,861,293	$1,668	$6,859,625	$—
Loans held for sale	$59,766	$—	$59,766	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$1,429	$—	$1,429	$—
There were no transfers between levels during the three or six months ended June 30, 2016.
Fair Value Option
BancShares has elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of June 30, 2016 and December 31, 2015.

	June 30, 2016
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$84,795	$82,280	$2,515

	December 31, 2015
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$59,766	$58,890	$876
No loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2016 or December 31, 2015.

The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Gains (losses) from fair value changes on loans held for sale	$876	$(461)	$1,639	$(31)
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2016 and December 31, 2015.

	June 30, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$60,459	$—	$—	$60,459
Other real estate not covered under loss share agreements remeasured during current year	37,635	—	—	37,635
Other real estate covered under loss share agreements remeasured during current year	295	—	—	295
Mortgage servicing rights	16,473	—	—	16,473

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$64,197	$—	$—	$64,197
Other real estate not covered under loss share agreements remeasured during current year	44,571	—	—	44,571
Other real estate covered under loss share agreements remeasured during current year	4,403	—	—	4,403
Mortgage servicing rights	17,997	—	—	17,997
No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and legacy Bancorporation employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three and six months ended June 30, 2016 and 2015, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$3,090	$3,603	$6,310	$7,203
Interest cost	7,269	6,750	14,450	13,498
Expected return on assets	(9,167)	(8,299)	(18,326)	(16,594)
Amortization of prior service cost	52	52	104	105
Amortization of net actuarial loss	1,830	2,835	3,430	5,668
Net periodic benefit cost	$3,074	$4,941	$5,968	$9,880
Bancorporation Plan
For the three and six months ended June 30, 2016 and 2015, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$633	$932	$1,283	$1,865
Interest cost	1,713	1,627	3,388	3,255
Expected return on assets	(2,771)	(2,870)	(5,550)	(5,739)
Net periodic benefit cost	$(425)	$(311)	$(879)	$(619)
No contributions were made during the three and six months ended June 30, 2016 to the BancShares or Bancorporation pension plans. BancShares does not expect to make any contributions to either of the defined benefit pension plans during 2016.
NOTE L - COMMITMENTS AND CONTINGENCIES
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At June 30, 2016, BancShares had unused commitments that were $8.26 billion, compared to $7.95 billion at December 31, 2015. Total unfunded commitments relating to investments in affordable housing projects was $54.7 million and $41.8 million at June 30, 2016 and December 31, 2015, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheets. Affordable housing project investments were $107.4 million and $85.6 million at June 30, 2016 and December 31, 2015, respectively, and are included in other assets on the Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At June 30, 2016 and December 31, 2015, BancShares had standby letters of credit amounting to $82.3 million and $77.9 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million as of June 30, 2016 and December 31, 2015 for estimated losses arising from these standard representation and warranty provisions.

BancShares recorded a receivable from the FDIC totaling $5.3 million and $4.1 million as of June 30, 2016 and December 31, 2015, respectively, for the expected reimbursement of losses on assets covered under various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies. See Note G for additional information on the receivable from the FDIC regarding the early termination of five loss share agreements during the second quarter of 2016.

The loss share agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of June 30, 2016 and December 31, 2015, the estimated clawback liability was $94.3 million and $126.5 million, respectively. See Note G for additional information on the clawback liability regarding the early termination of the five loss share agreements during the second quarter of 2016.

BancShares entered into forward-starting advances with the FHLB of Atlanta in June 2016 to receive $200.0 million of fixed rate long-term funding. There are two advances of $100.0 million each scheduled to fund in June 2018 with maturity dates of June 2026 and 2028.

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
NOTE M - DERIVATIVES
BancShares had an interest rate swap entered into during 2011 that qualified as a cash flow hedge under GAAP. BancShares' interest rate swap agreement expired in June 2016. At December 31, 2015, the fair value of the outstanding derivative was included in other liabilities in the consolidated balance sheet, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.
The following table provides the notional amount of the interest rate swap and the fair value of the liability as of December 31, 2015.

	December 31, 2015
(Dollars in thousands)	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$1,429
The interest rate swap was used for interest rate risk management purposes and converted variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap had a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedged interest payments through June 2016 and required fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which was equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurred quarterly. At December 31, 2015, collateral with a fair value of $2.0 million was pledged to secure the existing obligation under the interest rate swap.
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statement of income. BancShares’ interest rate swap was fully effective since inception. Therefore, changes in the fair value of the interest rate swap had no impact on net income. For the three months ended June 30, 2016 and 2015, BancShares recognized interest expense of $745 thousand and $830 thousand, and for the six months ended June 30, 2016 and 2015, BancShares recognized interest expense of $1.5 million and $1.7 million, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

NOTE N - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized gains (losses) on investment securities available for sale, net	$50,548	$19,335	$31,213	$(24,504)	$(9,379)	$(15,125)
Unrealized loss on cash flow hedge	—	—	—	(1,429)	(537)	(892)
Funded status of defined benefit plans	(74,885)	(28,645)	(46,240)	(78,419)	(29,996)	(48,423)
Total	$(24,337)	$(9,310)	$(15,027)	$(104,352)	$(39,912)	$(64,440)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30, 2016
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$24,034	$(455)	$(47,403)	$(23,824)
Other comprehensive income before reclassifications	14,915	455	—	15,370
Amounts reclassified from accumulated other comprehensive income (loss)	(7,736)	—	1,163	(6,573)
Net current period other comprehensive income	7,179	455	1,163	8,797
Ending balance	$31,213	$—	$(46,240)	$(15,027)

	Three months ended June 30, 2015
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$20,551	$(2,310)	$(53,652)	$(35,411)
Other comprehensive (loss) income before reclassifications	(17,874)	435	—	(17,439)
Amounts reclassified from accumulated other comprehensive income (loss)	(73)	—	1,764	1,691
Net current period other comprehensive (loss) income	(17,947)	435	1,764	(15,748)
Ending balance	$2,604	$(1,875)	$(51,888)	$(51,159)

	Six months ended June 30, 2016
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(15,125)	$(892)	$(48,423)	$(64,440)
Other comprehensive income before reclassifications	56,932	892	—	57,824
Amounts reclassified from accumulated other comprehensive (loss) income	(10,594)	—	2,183	(8,411)
Net current period other comprehensive income	46,338	892	2,183	49,413
Ending balance	$31,213	$—	$(46,240)	$(15,027)

	Six months ended June 30, 2015
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$5,098	$(2,664)	$(55,415)	$(52,981)
Other comprehensive income before reclassifications	728	789	—	1,517
Amounts reclassified from accumulated other comprehensive income (loss)	(3,222)	—	3,527	305
Net current period other comprehensive (loss) income	(2,494)	789	3,527	1,822
Ending balance	$2,604	$(1,875)	$(51,888)	$(51,159)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three and six months ended June 30, 2016 and June 30, 2015:

(Dollars in thousands)	Three months ended June 30, 2016
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$12,529	Securities gains
	(4,793)	Income taxes
	$7,736	Net income
Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(1,830)	Employee benefits
	(1,882)	Employee benefits
	719	Income taxes
	$(1,163)	Net income
Total reclassifications for the period	$6,573

	Three months ended June 30, 2015
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$147	Securities gains
	(74)	Income taxes
	$73	Net income
Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(2,835)	Employee benefits
	(2,887)	Employee benefits
	1,123	Income taxes
	$(1,764)	Net income
Total reclassifications for the period	$(1,691)

	Six months ended June 30, 2016
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$17,157	Securities gains
	(6,563)	Income taxes
	$10,594	Net income
Amortization of defined benefit pension items
Prior service costs	$(104)	Employee benefits
Actuarial losses	(3,430)	Employee benefits
	(3,534)	Employee benefits
	1,351	Income taxes
	$(2,183)	Net income
Total reclassifications for the period	$8,411

	Six months ended June 30, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$5,273	Securities gains
	(2,051)	Income taxes
	$3,222	Net income
Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial losses	(5,668)	Employee benefits
	(5,773)	Employee benefits
	2,246	Income taxes
	$(3,527)	Net income
Total reclassifications for the period	$(305)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Management has embarked on several strategic initiatives to better position the company to counter challenges to generate earnings and shareholder value presented by the interest rate environment. The initiatives focus on core revenue growth through broader products and services, control of noninterest expenses, optimization of our branch network, and further enhancements to our technology. Additionally, we continue to pursue strategic acquisitions and mergers to expand our customer base and increase efficiency and productivity. Refer to our Form 10-K for the year ended December 31, 2015 for further discussion of our strategy.
Significant Events in 2016
On June 14, 2016, FCB entered into an agreement with the FDIC to terminate five of FCB's nine loss share agreements with the FDIC, including Temecula Valley Bank (TVB), Sun American Bank (SAB), Williamsburg First National Bank (WFNB), Atlantic Bank & Trust (ABT), and Colorado Capital Bank (CCB). Under the terms of the agreement, FCB made a net payment of $20.1 million to the FDIC as consideration for early termination of the loss share agreements. The early termination resulted in a one-time expense of $3.4 million during the second quarter of 2016. In conjunction with the early termination, FCB adjusted its clawback liabilities under the two remaining loss share agreements with clawback provisions and released other related reserves. The clawback liabilities were adjusted in order to conform to the methodology used to determine the net termination payment. The total one-time pre-tax benefit of these adjustments was $20.0 million. The resulting positive net impact to pre-tax earnings from the early termination of the FDIC loss share agreements was $16.6 million during the second quarter of 2016.
On May 19, 2016, FCB entered into a definitive merger agreement with Cordia Bancorp Inc. (Cordia). Cordia had total assets of $347.8 million at March 31, 2016. The agreement provides for the acquisition by FCB of Midlothian, Virginia-based Cordia and its bank subsidiary, Bank of Virginia. Under the terms of the agreement, cash consideration of $5.15 will be paid to Cordia's shareholders in exchange for each of their shares of Cordia's common stock. Total consideration is estimated to be $35.0 million based on Cordia's common stock outstanding at March 31, 2016. The agreement has been approved by the Board of Directors of both companies. The transaction is expected to close no later than the fourth quarter of 2016, subject to the receipt of regulatory approvals and the approval of Cordia's shareholders.
On May 6, 2016, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase certain assets and assume certain liabilities of First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania. As a result of the transaction, FCB recorded loans with a fair value of $43.2 million and investment securities with a fair value of $4.6 million. The fair value of deposits assumed was $96.9 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result, FCB recorded a gain on the acquisition of $2.1 million which is included in noninterest income in the Consolidated Statements of Income. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values become available.

In March 2016, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of North Milwaukee State Bank of Milwaukee, Wisconsin (NMSB). As a result of the NMSB transaction, FCB recorded loans with a fair value of $36.9 million and investment securities with a fair value of $9.4 million. The fair value of deposits assumed was $59.2 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result, an acquisition gain of $1.7 million was recorded in the first quarter of 2016. In the second quarter of 2016, refinements were made to the initial fair values primarily based upon updated collateral valuations resulting in an increase of $1.2 million to the gain on acquisition recognized in the three months ended June 30, 2016. These adjustments brought the total gain on the transaction to $2.9 million recognized in noninterest income for the six months ended June 30, 2016. Per the acquisition method of accounting, these fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to closing date fair values become available.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. In June 2016, the United Kingdom held its referendum on continued membership in the European Union and voted to leave, causing economic uncertainty and heightened market volatility. Interest rates are expected to remain low given the uncertainty in the global economy; however, the market volatility improved trading conditions at the end of June 2016. Second quarter 2016 results indicate relatively stable labor conditions, despite the global economic instability, as the unemployment rate dropped to 4.9 percent. According to the U.S. Department of Labor, the economy added approximately 442,000 new nonfarm payroll jobs during the second quarter of 2016 and labor force participation increased. The U.S. housing market remains solid as a result of strong housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the second quarter that growth in economic activity has increased, while the pace of improvement in the labor market has slowed. Although the unemployment rate has declined, job gains have diminished. Household spending growth has strengthened. The FOMC decided to maintain the target range for the federal funds rate and will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation in determining the timing and size of future adjustments to the target range. The FOMC continues to closely monitor inflation indicators and global economic and financial developments.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the first quarter of 2016. FDIC-insured institutions reported a 1.9 percent decrease in net income compared to the first quarter of 2015 as a result of higher expenses for loan losses and lower noninterest income from trading and asset servicing. Interest-earning assets contributed to an increase in net interest income compared to a year earlier and bank average net interest margin was 3.10 percent in the first quarter of 2016, up slightly from 3.02 percent in the first quarter of 2015. The first quarter of 2016 was the second consecutive quarter that net charge-offs posted a year-over-year increase, following 21 quarters in a row when net charge-offs decreased.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the second quarter of 2016 was $69.3 million, or $5.77 per share, compared to $52.1 million, or $4.34 per share, for the first quarter of 2016, and $44.5 million, or $3.71 per share, for the corresponding period of 2015. BancShares’ current quarter results generated an annualized return on average assets of 0.87 percent and an annualized return on average equity of 9.33 percent, compared to respective returns of 0.66 percent and 7.17 percent for the first quarter of 2016, and 0.58 percent and 6.42 percent for the second quarter of 2015. Net interest margin for the second quarter of 2016 was 3.13 percent, compared to 3.18 percent for the first quarter of 2016 and 3.31 percent for the second quarter of the prior year.
Earnings for the second quarter of 2016 included a gain of $2.1 million recognized in connection with the FCSB acquisition which contributed $42.0 million in loans and $82.7 million in deposit balances at June 30, 2016. Earnings for the second quarter of 2016 also included an additional $1.2 million gain on the NMSB acquisition due to a refinement of initial fair value estimates, a $16.6 million pre-tax impact from the early termination of the FDIC loss share agreements as previously discussed and securities gains of $12.5 million.
For the six months ended June 30, 2016, net income was $121.4 million, or $10.11 per share, compared to $111.7 million, or $9.30 per share, reported for the same period of 2015. Annualized returns on average assets and average equity were 0.76 percent and 8.26 percent, respectively, through June 30, 2016, compared to 0.74 percent and 8.19 percent, respectively, for the same period a year earlier. Year-to-date 2016 earnings included acquisition gains of $5.0 million recognized in connection with the NMSB and FCSB acquisitions. Year-to-date 2015 earnings included a $42.9 million gain on the February 13, 2015 acquisition of Capitol City Bank & Trust (CCBT). Net interest margin for the six months ended June 30, 2016 was 3.16 percent, compared to 3.24 percent for the same period of 2015.

Key highlights in the second quarter of 2016 include:

•	The early termination of the FDIC loss share agreements resulted in a net impact to pre-tax earnings of $16.6 million during the second quarter of 2016.

•	Loans grew by $324.9 million to $20.74 billion during the second quarter of 2016, reflecting originated portfolio growth and the FCSB acquisition.

•	Net charge-offs were $3.3 million, or 0.06 percent of average loans and leases on an annualized basis, compared to $4.3 million, or 0.08 percent, during the first quarter of 2016.

•
Total noninterest income was $140.3 million in the second quarter of 2016, up $35.0 million from the first quarter of 2016. The increase was driven primarily by the $16.6 million impact of the early termination of the FDIC loss share agreements, higher investment securities gains of $12.5 million and the $3.3 million gain on the acquisitions of FCSB and NMSB recognized in the current quarter.

•
BancShares remained well-capitalized under Basel III capital requirements with a Tier 1 risk-based capital ratio of 12.63 percent, common equity Tier 1 ratio of 12.63 percent, total risk-based capital ratio of 14.10 percent and leverage capital ratio of 9.09 percent at June 30, 2016.

Table 1
Selected Quarterly Data

	2016		2015			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015
SUMMARY OF OPERATIONS
Interest income	$243,369	$243,112	$241,861	$249,825	$246,013	$486,481	$477,523
Interest expense	11,180	10,392	11,142	10,454	11,363	21,572	22,708
Net interest income	232,189	232,720	230,719	239,371	234,650	464,909	454,815
Provision for loan and lease losses	4,562	4,843	7,046	107	7,719	9,405	13,511
Net interest income after provision for loan and lease losses	227,627	227,877	223,673	239,264	226,931	455,504	441,304
Gain on acquisitions	3,290	1,704	—	—	—	4,994	42,930
Noninterest income excluding gain on acquisitions	136,960	103,578	99,135	109,750	107,450	240,538	215,273
Noninterest expense	258,303	251,671	255,886	260,172	264,691	509,974	522,857
Income before income taxes	109,574	81,488	66,922	88,842	69,690	191,062	176,650
Income taxes	40,258	29,416	24,174	32,884	25,168	69,674	64,970
Net income	$69,316	$52,072	$42,748	$55,958	$44,522	$121,388	$111,680
Net interest income, taxable equivalent	$233,496	$234,187	$232,147	$240,930	$236,456	$467,683	$457,907
PER SHARE DATA
Net income	$5.77	$4.34	$3.56	$4.66	$3.71	$10.11	$9.30
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.60	0.60
Market price at period end (Class A)	258.91	251.07	258.17	226.00	263.04	258.91	263.04
Book value at period end	252.76	246.55	239.14	238.34	232.62	252.76	232.62
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$32,161,905	$31,705,658	$31,753,223	$31,268,774	$30,835,749	$31,933,782	$30,626,200
Investment securities	6,786,463	6,510,248	6,731,183	7,275,290	7,149,691	6,648,355	7,020,440
Loans and leases (1)	20,657,094	20,349,091	20,059,556	19,761,145	19,354,823	20,503,093	19,139,621
Interest-earning assets	29,976,629	29,558,629	29,565,715	29,097,839	28,660,246	29,767,629	28,447,268
Deposits	27,212,814	26,998,026	27,029,650	26,719,713	26,342,821	27,105,420	26,089,355
Long-term obligations	817,750	750,446	704,465	548,214	473,434	784,098	467,109
Interest-bearing liabilities	19,092,287	19,067,251	18,933,443	18,911,455	18,933,611	19,079,769	19,052,128
Shareholders' equity	$2,989,097	$2,920,611	$2,867,177	$2,823,967	$2,781,648	$2,953,948	$2,750,964
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$32,230,403	$32,195,657	$31,475,934	$31,449,824	$30,896,855	$32,230,403	$30,896,855
Investment securities	6,557,736	6,687,483	6,861,548	6,690,879	7,350,545	6,557,736	7,350,545
Loans and leases:
PCI	921,467	945,887	950,516	1,044,064	1,123,239	921,467	1,123,239
Non-PCI	19,821,104	19,471,802	19,289,474	18,811,742	18,396,946	19,821,104	18,396,946
Deposits	27,257,774	27,365,245	26,930,755	26,719,375	26,511,896	27,257,774	26,511,896
Long-term obligations	850,504	779,087	704,155	705,418	475,568	850,504	475,568
Shareholders' equity	$3,035,704	$2,961,194	$2,872,109	$2,862,528	$2,793,890	$3,035,704	$2,793,890
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.87%	0.66%	0.53%	0.71%	0.58%	0.76%	0.74%
Rate of return on average shareholders' equity (annualized)	9.33	7.17	5.92	7.86	6.42	8.26	8.19
Net yield on interest-earning assets (taxable equivalent)	3.13	3.18	3.12	3.29	3.31	3.16	3.24
Allowance for loan and lease losses to total loans and leases:
PCI	1.25	1.45	1.72	1.68	1.38	1.25	1.38
Non-PCI	0.99	0.99	0.98	1.00	1.05	0.99	1.05
Total	1.00	1.01	1.02	1.03	1.07	1.00	1.07
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	1.17	4.74	3.51	3.72	4.70	1.17	4.70
Noncovered	0.77	0.74	0.79	0.77	0.73	0.77	0.73
Total	0.77	0.80	0.83	0.82	0.79	0.77	0.79
Tier 1 risk-based capital ratio	12.63	12.58	12.65	12.77	12.66	12.63	12.66
Common equity Tier 1 ratio	12.63	12.58	12.51	12.63	12.52	12.63	12.52
Total risk-based capital ratio	14.10	14.09	14.03	14.18	14.10	14.10	14.10
Leverage capital ratio	9.09	9.00	8.96	8.97	8.92	9.09	8.92
Dividend payout ratio	5.20	6.91	8.43	6.44	8.09	5.93	6.45
Average loans and leases to average deposits	75.91	75.37	74.21	73.96	73.47	75.64	73.36
(1) Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.

BUSINESS COMBINATIONS
Cordia Bancorp Inc.
On May 19, 2016, FCB entered into a definitive merger agreement with Cordia Bancorp Inc. (Cordia). Cordia had total assets of $347.8 million at March 31, 2016. The agreement provides for the acquisition by FCB of Midlothian, Virginia-based Cordia and its bank subsidiary, Bank of Virginia. Under the terms of the agreement, cash consideration of $5.15 will be paid to Cordia's shareholders in exchange for each of their shares of Cordia's common stock. Total consideration is estimated to be $35.0 million based on Cordia's common stock outstanding at March 31, 2016. The agreement has been approved by the Board of Directors of each company. Subject to the receipt of regulatory approvals and the approval of Cordia's shareholders, the merger is expected to close no later than the fourth quarter of 2016.
First CornerStone Bank
In May 2016, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of FCSB. The acquisition provided FCB with value enhancement from expanded banking relationships in Pennsylvania as FCSB operated six branch locations in Chadds Ford, King of Prussia, Malvern, Media, Phoenixville and Ridley, Pennsylvania. This is an FDIC-assisted transaction; however, it has no loss share agreement.

The FCSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 2
First CornerStone Bank

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$748
Overnight investments	37,540
Investment securities	4,564
Loans	43,170
Other real estate owned	144
Income earned not collected	8
Intangible assets	390
Other assets	13
Total assets acquired	86,577
Liabilities
Deposits	96,882
Other liabilities	23
Total liabilities assumed	96,905
Fair value of net liabilities assumed	(10,328)
Cash received from FDIC	12,450
Gain on acquisition of FCSB	$2,122

Merger-related expenses of $793 thousand were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2016. Loan-related interest income generated from FCSB was approximately $324 thousand since the acquisition date.
All loans resulting from the FCSB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.

North Milwaukee State Bank
In March 2016, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of NMSB. The acquisition provided FCB with value enhancement from expanded banking relationships. This was an FDIC-assisted transaction; however, it has no loss share agreement.

During the second quarter of 2016, refinements were made to initial fair values primarily based upon updated collateral valuations resulting in an increase of $1.2 million to the gain on acquisition. These adjustments brought the total gain on the transaction to $2.9 million which is included in noninterest income on the Consolidated Statement of Income.

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

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 3
North Milwaukee State Bank

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$4,545
Overnight investments	2,274
Investment securities	9,425
Loans	36,914
Intangible assets	240
Other assets	216
Total assets acquired	53,614
Liabilities
Deposits	59,206
Short-term borrowings	1,662
Other liabilities	74
Total liabilities assumed	60,942
Fair value of net liabilities assumed	(7,328)
Cash received from FDIC	10,200
Gain on acquisition of NMSB	$2,872
Merger-related expenses of $438 thousand and $476 thousand were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2016, respectively. Loan-related interest income generated from NMSB was approximately $676 thousand for the second quarter of 2016 and $799 thousand since the acquisition date.
All loans resulting from the NMSB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.
FDIC-Assisted Transactions
BancShares completed seven FDIC-assisted transactions during the period beginning in 2009 through 2015, and it acquired NMSB and FCSB in its eighth and ninth such transaction during 2016. These transactions provided us significant growth opportunities, have continued to provide significant contributions to our results of operations and have allowed us to increase our presence in existing markets and expand our banking presence to adjacent markets. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the twelve FDIC-assisted transactions (including the three completed by Bancorporation) included loss share agreements that, for their terms, protected us from a portion of the credit and asset quality risk we would otherwise incur. The CCBT, NMSB and FCSB transactions did not include a loss share agreement.

During the second quarter of 2016, FCB entered into an agreement with the FDIC to terminate five of FCB's nine loss share agreements with the FDIC, including Temecula Valley Bank (TVB), Sun American Bank (SAB), Williamsburg First National Bank (WFNB), Atlantic Bank & Trust (ABT), and Colorado Capital Bank (CCB). All rights and obligations of FCB and the FDIC under the loss share agreements, including the clawback provisions and the settlement of outstanding loss share claims, have been resolved and terminated under the termination agreement. The termination of the FDIC loss share agreements had no impact on the yields of the loans that were previously covered under these agreements. FCB will recognize all future recoveries, losses and expenses related to the previously covered assets since the FDIC will no longer share in those amounts.

Under the terms of the agreement, FCB made a net payment of $20.1 million to the FDIC as consideration for early termination of the loss share agreements. Also, FCB wrote-off $1.5 million of the FDIC loss share receivable and $18.2 million of the FDIC loss share payable associated with the terminated agreements. As a result, FCB recognized a $3.4 million loss on the termination of the loss share agreements. In conjunction with the early termination, FCB adjusted its clawback liabilities under the two remaining loss share agreements with clawback provisions and released other related reserves. The clawback liabilities were adjusted in order to conform to the methodology used to determine the net termination payment. The adjustment to the clawback liabilities is accounted for by management as a change in estimate. The total one-time pre-tax benefit of these adjustments was $20.0 million. The resulting positive net impact to pre-tax earnings from the early termination of the FDIC loss share agreements was $16.6 million during the second quarter of 2016.

As a result of executing the loss share termination agreement with the FDIC, loans of $43.5 million that were previously covered by the loss share agreements are classified as non-covered at June 30, 2016. For those acquired loans with loss share agreements remaining, generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. At June 30, 2016, $95.5 million of total loans and leases remain covered under loss share agreements.

During the second quarter of 2016, loss share protection expired for non-single family residential loans acquired from United Western Bank (UWB). The loan balance for the expired agreements from UWB was $107.0 million at June 30, 2016. At June 30, 2016, loss share protection expired or was terminated for all non-single family residential loans and loss share protection remains only for single family residential loans within the United Western Bank, Venture Bank and Georgian Bank loss share transactions which were not terminated. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships for which loss share has expired in accordance with our standard credit administration policies and procedures.

Table 4
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	June 30, 2016			March 31, 2016			June 30, 2015
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$20,657,094	$216,612	4.22%	$20,349,091	$217,732	4.30%	$19,354,823	$224,235	4.65%
Investment securities:
U. S. Treasury	1,540,669	2,993	0.78	1,533,028	2,880	0.76	2,224,933	4,346	0.78
Government agency	373,006	844	0.91	463,597	1,031	0.89	915,976	2,195	0.96
Mortgage-backed securities	4,787,719	20,554	1.72	4,467,186	19,012	1.70	4,008,782	15,518	1.55
Corporate bonds	12,533	197	6.27	10,659	166	6.23	—	—	—
State, county and municipal	—	—	—	196	1	2.73	—	—	—
Other	72,536	251	1.40	35,582	91	1.02	—	—	—
Total investment securities	6,786,463	24,839	1.47	6,510,248	23,181	1.43	7,149,691	22,059	1.23
Overnight investments	2,533,072	3,225	0.51	2,699,290	3,666	0.54	2,155,732	1,525	0.28
Total interest-earning assets	29,976,629	$244,676	3.28%	29,558,629	$244,579	3.32%	28,660,246	$247,819	3.47%
Cash and due from banks	455,394			470,159			453,347
Premises and equipment	1,123,042			1,131,235			1,121,776
FDIC loss share receivable	8,396			8,742			20,779
Allowance for loan and lease losses	(206,518)			(206,338)			(206,463)
Other real estate owned	66,300			65,616			84,057
Other assets	738,662			677,615			702,007
Total assets	$32,161,905			$31,705,658			$30,835,749

Liabilities
Interest-bearing deposits:
Checking with interest	$4,446,454	$218	0.02%	$4,317,299	$200	0.02%	$4,712,074	$428	0.04%
Savings	2,016,387	151	0.03	1,944,805	145	0.03	1,833,259	98	0.02
Money market accounts	8,084,829	1,644	0.08	8,335,030	1,642	0.08	7,666,121	1,629	0.09
Time deposits	2,986,103	2,588	0.35	3,061,333	2,672	0.35	3,414,991	3,379	0.40
Total interest-bearing deposits	17,533,773	4,601	0.11	17,658,467	4,659	0.11	17,626,445	5,534	0.13
Repurchase agreements	738,191	453	0.25	655,787	433	0.27	622,547	387	0.25
Other short-term borrowings	2,573	1	0.13	2,551	1	0.12	211,185	1,271	2.41
Long-term obligations	817,750	6,125	3.00	750,446	5,299	2.82	473,434	4,171	3.52
Total interest-bearing liabilities	19,092,287	11,180	0.23	19,067,251	10,392	0.22	18,933,611	11,363	0.24
Demand deposits	9,679,041			9,339,559			8,716,376
Other liabilities	401,480			378,237			404,114
Shareholders' equity	2,989,097			2,920,611			2,781,648
Total liabilities and shareholders' equity	$32,161,905			$31,705,658			$30,835,749
Interest rate spread			3.05%			3.10%			3.23%

Net interest income and net yield on interest-earning assets		$233,496	3.13%		$234,187	3.18%		$236,456	3.31%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 5.5 percent, 5.5 percent and 6.0 percent for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively. The taxable-equivalent adjustment was $1,307, $1,467 and $1,806 for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

Table 5
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Six months ended
	June 30, 2016			June 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$20,503,093	$434,344	4.26%	$19,139,621	$436,120	4.59%
Investment securities:
U.S. Treasury	1,536,848	5,873	0.77	2,289,724	8,938	0.79
Government agency	418,301	1,875	0.90	927,104	3,903	0.84
Mortgage-backed securities	4,627,453	39,566	1.71	3,801,791	28,738	1.51
Corporate bonds	11,596	363	6.26	—	—	—
State, county and municipal	98	1	2.73	1,821	53	5.81
Other	54,059	342	1.27	—	—	—
Total investment securities	6,648,355	48,020	1.45	7,020,440	41,632	1.19
Overnight investments	2,616,181	6,891	0.53	2,287,207	2,863	0.25
Total interest-earning assets	29,767,629	$489,255	3.30%	28,447,268	$480,615	3.40%
Cash and due from banks	462,777			458,537
Premises and equipment	1,127,139			1,122,545
FDIC loss share receivable	8,569			24,584
Allowance for loan and lease losses	(206,428)			(204,935)
Other real estate owned	65,958			87,872
Other assets	708,138			690,329
Total assets	$31,933,782			$30,626,200

Liabilities
Interest-bearing deposits:
Checking with interest	$4,381,877	$418	0.02%	$4,660,349	$842	0.04%
Savings	1,980,596	296	0.03	1,799,587	190	0.02
Money market accounts	8,209,929	3,285	0.08	7,743,351	3,270	0.09
Time deposits	3,023,718	5,261	0.35	3,464,981	6,861	0.40
Total interest-bearing deposits	17,596,120	9,260	0.11	17,668,268	11,163	0.13
Repurchase agreements	696,989	886	0.26	465,107	508	0.22
Other short-term borrowings	2,562	2	0.12	451,644	3,084	1.37
Long-term obligations	784,098	11,424	2.91	467,109	7,953	3.41
Total interest-bearing liabilities	19,079,769	21,572	0.23	19,052,128	22,708	0.24
Demand deposits	9,509,300			8,421,087
Other liabilities	390,765			402,021
Shareholders' equity	2,953,948			2,750,964
Total liabilities and shareholders' equity	$31,933,782			$30,626,200
Interest rate spread			3.07%			3.16%

Net interest income and net yield on interest-earning assets		$467,683	3.16%		$457,907	3.24%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 5.5 percent and 6.0 percent for the six months ended June 30, 2016 and 2015, respectively. The taxable-equivalent adjustment was $2,774 and $3,092 for the six months ended June 30, 2016 and 2015, respectively.

Table 6
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$14,063	$(21,686)	$(7,623)	$30,376	$(32,152)	$(1,776)
Investment securities:
U. S. Treasury	(1,340)	(13)	(1,353)	(2,897)	(168)	(3,065)
Government agency	(1,270)	(81)	(1,351)	(2,222)	194	(2,028)
Mortgage-backed securities	3,175	1,861	5,036	6,630	4,198	10,828
Corporate bonds	197	—	197	363	—	363
State, county and municipal	—	—	—	(37)	(15)	(52)
Other	251	—	251	342	—	342
Total investment securities	1,013	1,767	2,780	2,179	4,209	6,388
Overnight investments	365	1,335	1,700	626	3,402	4,028
Total interest-earning assets	$15,441	$(18,584)	$(3,143)	$33,181	$(24,541)	$8,640
Liabilities
Interest-bearing deposits:
Checking with interest	$(1)	$(209)	$(210)	$(8)	$(416)	$(424)
Savings	8	45	53	17	89	106
Money market accounts	150	(135)	15	304	(289)	15
Time deposits	(397)	(394)	(791)	(808)	(792)	(1,600)
Total interest-bearing deposits	(240)	(693)	(933)	(495)	(1,408)	(1,903)
Repurchase agreements	69	(3)	66	270	108	378
Other short-term borrowings	(661)	(609)	(1,270)	(1,667)	(1,415)	(3,082)
Long-term obligations	2,800	(846)	1,954	5,022	(1,551)	3,471
Total interest-bearing liabilities	1,968	(2,151)	(183)	3,130	(4,266)	(1,136)
Change in net interest income	$13,473	$(16,433)	$(2,960)	$30,051	$(20,275)	$9,776
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
Second Quarter 2016
Net interest income decreased $531 thousand, or by 0.2 percent, to $232.2 million from the first quarter of 2016. On a taxable-equivalent basis, net interest income decreased $691 thousand, or by 0.3 percent, from $234.2 million during the first quarter of 2016. The decrease was primarily due to lower PCI loan income as a result of PCI loan portfolio runoff and an increase in interest expense of $788 thousand primarily due to additional Federal Home Loan Bank (FHLB) borrowings used to mitigate interest rate risk from long-term fixed rate loans. Accretion income on PCI loans was $20.4 million, compared to $21.4 million during the first quarter of 2016. These unfavorable impacts were offset by higher investment securities interest income of $1.7 million as proceeds from maturities and sales were reinvested into higher yielding investments and an increase in non-PCI loan interest income of $666 thousand related to originated loan volume.
Net interest income was $232.2 million, a decrease of $2.5 million, or 1.0 percent, from the second quarter of 2015. On a taxable-equivalent basis, net interest income was $233.5 million, a decrease of $3.0 million, or 1.3 percent, from the second quarter of 2015. Loan interest income was down $7.2 million primarily due to lower PCI loan income as a result of PCI loan portfolio runoff. Accretion income on PCI loans was $20.4 million, compared to $34.1 million during the second quarter of 2015. This decrease in net interest income was offset by a $6.5 million increase in non-PCI loan interest income due to originated loan volume, a $2.9 million improvement in investment securities interest income as proceeds from maturities and sales were reinvested into higher yielding investments and a $1.7 million increase in interest income earned on excess cash held in overnight investments. The December 2015 increase in the federal funds rate of 25 basis points contributed to higher interest income earned on overnight investments in the current quarter.
The taxable-equivalent net interest margin was 3.13 percent for the second quarter of 2016, a decrease of 5 basis points from the first quarter of 2016 and a decrease of 18 basis points from the same quarter in the prior year. The margin compression for both periods was primarily due to continued PCI loan portfolio runoff, offset by originated loan growth and an improvement in investment yields. Higher FHLB borrowings also contributed to the margin decline from the first quarter of 2016.
Average quarter-to-date interest earning assets increased by $418.0 million since the first quarter of 2016, reflecting a a $308.0 million increase in average outstanding loans, due to originated loan growth and loans acquired in the NMSB and FCSB acquisitions, and a $276.2 million increase in average investment securities, partially offset by a reduction in average overnight investments of $166.2 million. Average investment securities increased primarily due to purchases throughout the quarter, offset by sales in June 2016. Average quarter-to-date interest earning assets increased by $1.32 billion compared to the same quarter in the prior year. Growth in average interest-earning assets was primarily funded by growth in deposits. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth of $1.42 billion.
Average interest-bearing liabilities increased by $25.0 million compared to the first quarter of 2016, due to a $82.4 million increase in average short-term borrowings and a $67.3 million increase in average long-term obligations, partially offset by a $124.7 million decrease in average interest-bearing deposits due to a shift to low-cost demand deposit accounts. The increase in short-term borrowings was due to higher average repurchase obligations and the increase in long-term obligations was due to the addition of $75.0 million FHLB advances during the second quarter of 2016 to mitigate interest rate risk from long-term fixed rate loans. When compared to the same quarter in the prior year, average interest-bearing liabilities increased $158.7 million and the rate on interest-bearing liabilities decreased 1 basis point to 0.23 percent. The decline in the rate on interest-bearing liabilities was the result of lower deposit funding costs in the second quarter of 2016.
Year-to-date 2016
Net interest income for the first six months of 2016 was $464.9 million, an increase of $10.1 million, or 2.2 percent, compared to the same period of 2015. On a taxable-equivalent basis, net interest income was $467.7 million, an increase of $9.8 million, or 2.1 percent, from the same period of 2015. Loan interest income decreased $1.7 million from the same period of 2015 as a result of a $16.9 million decline in PCI loan interest income due to PCI loan runoff, offset by an increase in non-PCI loan interest income of $15.2 million due to originated loan growth. Net interest income benefited from a $6.6 million improvement in investment securities interest income, higher income earned on overnight investments and lower interest expense due to reduced interest-bearing deposit costs. Investment securities interest income improved as proceeds from sales and maturities were reinvested into higher yielding investments and overnight investments benefited as a result of the December 2015 increase in the federal funds rate.
The taxable-equivalent net interest margin decreased 8 basis points to 3.16 percent in the first six months of 2016, compared to the same period of 2015. The margin compression was due to PCI loan portfolio runoff, offset by continued originated loan growth, improvement in investment yields and lower funding costs. The December 2015 increase in federal funds rate of 25 basis points contributed to higher interest income earned on overnight investments.
Average year-to-date interest earning assets increased by $1.32 billion in the first six months of 2016 compared to the same period of 2015, primarily due to a $1.36 billion increase in average outstanding loans due to originated loan growth and the $58.5 million net impact of the CCBT, NMSB and FCSB acquisitions. Average year-to-date interest earning assets also increased due to higher average overnight investments of $329.0 million, partially offset by a $372.1 million decline in average investment securities as sales, maturities and paydowns exceeded purchases during the period.
Average year-to-date interest-bearing liabilities increased by $27.6 million compared to the first six months of 2015, due to a $317.0 million increase in average long-term obligations, partially offset by a $217.2 million decline in average short-term borrowings and a $72.1 million decrease in average interest-bearing deposits. The increase in long-term obligations was primarily due to the addition of $150.0 million FHLB advances during 2016 to mitigate interest rate risk from long-term fixed rate loans, while the decline in short-term borrowings was due to maturities of FHLB borrowings of $70.0 million and subordinated debt of $199.9 million.

Noninterest Income
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts and revenues derived from wealth management services. Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records the portion of recoveries not covered under loss share agreements as noninterest income rather than as an adjustment to the allowance for loan losses. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses.

Table 7
Noninterest Income

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gain on acquisitions	$3,290	$1,704	$—	$4,994	$42,930
Cardholder services	21,054	19,358	19,214	40,412	37,615
Merchant services	24,236	21,977	22,070	46,213	40,950
Service charges on deposit accounts	21,884	21,850	22,361	43,734	44,419
Wealth management services	21,291	19,634	21,555	40,925	42,435
Securities gains	12,529	4,628	147	17,157	5,273
Other service charges and fees	7,137	6,989	5,730	14,126	11,235
Mortgage income	4,537	1,311	5,571	5,848	10,120
Insurance commissions	2,265	3,178	2,456	5,443	5,753
ATM income	1,845	1,765	1,825	3,610	3,489
Adjustments to FDIC receivable for loss share agreements	(2,367)	(2,533)	(4,553)	(4,900)	(5,600)
Net impact from FDIC loss share termination	16,559	—	—	16,559	—
Recoveries of PCI loans previously charged off	4,219	2,884	7,918	7,103	13,416
Other	1,771	2,537	3,156	4,308	6,168
Total noninterest income	$140,250	$105,282	$107,450	$245,532	$258,203
In the second quarter of 2016, noninterest income was $140.3 million, an increase of $35.0 million from the first quarter of 2016. The increase was attributable to the following drivers:

•	The $16.6 million impact of the early termination of the FDIC loss share agreements.

•	Higher gains on sales of investment securities of $7.9 million in response to changing market conditions.

•	The $3.3 million gain on acquisitions of FCSB and NMSB recognized in the current quarter.

•	Merchant and cardholder services increased $4.0 million as a result of higher sales volume.

•	Mortgage income increased $3.2 million due to lower impairment charges on mortgage servicing assets and increased production and sales of loans.
Noninterest income excluding acquisition gains was $137.0 million and $240.5 million for the second quarter of 2016 and the first six months of 2016, respectively, compared to $107.5 million and $215.3 million for the same periods of 2015. The increase for both periods was primarily driven by the impact from the early termination of the FDIC loss share agreements, increases in securities gains, and higher merchant and cardholder income due to increased sales volume. These increases were partially offset by declines in recoveries of PCI loans previously charged off and mortgage income.

Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense and merchant processing expenses.
Table 8
Noninterest Expense

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Salaries and wages	$104,059	$103,899	$109,895	$207,958	$215,366
Employee benefits	25,661	27,350	28,002	53,011	59,220
Occupancy expense	24,955	25,012	25,532	49,967	51,152
Equipment expense	22,715	22,345	23,296	45,060	46,837
FDIC insurance expense	4,588	4,789	4,551	9,377	8,822
Foreclosure-related expenses	(1,116)	1,731	1,019	615	3,576
Merger-related expenses	1,385	38	4,573	1,423	7,570
Merchant processing expense	16,517	15,087	15,132	31,604	28,988
Processing fees paid to third parties	4,634	4,102	4,777	8,736	10,172
Card processing expense	6,321	6,084	5,480	12,405	10,421
Consultant expense	2,741	1,771	2,248	4,215	4,376
Collection expense	2,497	2,581	2,585	5,078	4,885
Advertising expense	2,813	2,055	2,324	4,868	4,237
Core deposit intangible amortization	4,216	4,318	4,821	8,534	9,776
Other	36,317	30,509	30,456	67,123	57,459
Total noninterest expense	$258,303	$251,671	$264,691	$509,974	$522,857
Noninterest expense was $258.3 million in the second quarter of 2016, an increase of $6.6 million from the first quarter of 2016. The following items impacted various noninterest expense categories:

•	Merger-related expenses increased $1.3 million due to the NMSB and FCSB acquisitions.

•	Merchant and card processing expenses increased $1.7 million aligned with increased sales volume.

•	Consulting expenses increased 1.0 million primarily due to enterprise risk management initiatives.

•	Advertising costs increased by $758 thousand as a result of increased media spending and internet marketing.

•	Other expense increased primarily as a result of certain litigation related costs of $2.3 million.

•	Foreclosure-related expenses decreased $2.8 million primarily due to higher reimbursements on Small Business Administration (SBA) guaranteed loans.
Noninterest expense for the second quarter of 2016 and the first six months of 2016 was $258.3 million and $510.0 million, respectively, compared to $264.7 million and $522.9 million for the same periods of 2015. The decrease for both periods was primarily driven by respective declines in personnel expenses of $8.2 million and $13.6 million related to lower pension and higher deferrals of salary costs related to loan origination activity and $3.2 million and $6.1 million respective decreases in merger-related expenses. These declines were partially offset by increases in merchant and card processing expenses of $2.2 million and $4.6 million, respectively, due to higher sales volumes and an increase in other expense primarily as a result of certain litigation related costs of $2.3 million.

Income Taxes
Income tax expense was $40.3 million, $29.4 million and $25.2 million for the second quarter of 2016, first quarter of 2016 and second quarter of 2015, representing effective tax rates of 36.7 percent, 36.1 percent and 36.1 percent during the respective periods. Income tax expense was $69.7 million and $65.0 million for the six months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 36.5 percent and 36.8 percent for the respective six month periods.
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

Interest-earning assets averaged $29.98 billion and $29.56 billion for the quarter ended June 30, 2016 and March 31, 2016, respectively. The $418.0 million increase from March 31, 2016 was due to a $308.0 million increase in loans and leases primarily as a result of originated loan growth and a $110.0 million increase in investment securities and overnight investments.

Investment Securities

Investment securities were $6.56 billion at June 30, 2016, compared to $6.86 billion and $7.35 billion at December 31, 2015 and June 30, 2015, respectively. The $303.7 million and $792.6 million decrease in the portfolio from December 31, 2015 and June 30, 2015, respectively, was attributable to reinvesting a portion of the proceeds from sales, maturities and calls into overnight investments pending reinvestment. The yield on overnight investments benefited from the December 2015 increase in the federal funds rate of 25 basis points.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2016, investment securities available for sale had a net pre-tax unrealized gain of $50.5 million, compared to a net pre-tax unrealized loss of $24.5 million as of December 31, 2015 and a net unrealized gain of $4.3 million as of June 30, 2015. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of June 30, 2016.

Sales of investment securities for the three months ended June 30, 2016 were $727.7 million resulting in a net realized gain of $12.5 million compared to sales of $40.2 million and a net gain of $147 thousand for same period of 2015. During the six months ended June 30, 2016 we generated $17.2 million in net realized gains on sales of investment securities of $1.70 billion compared to $5.2 million in net realized gains and investment securities sales of $482.5 million for the corresponding period of 2015.

At June 30, 2016, mortgage-backed securities represented 69.2 percent of investment securities available for sale, compared to U.S. Treasury, government agency securities, equity securities, corporate bonds and other, which represented 23.5 percent, 5.4 percent, 1.2 percent, 0.6 percent and 0.1 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Since December 31, 2015, cash flows from sales, maturities and calls of U.S. Treasury, government agency securities, and mortgage-backed securities have largely been reinvested into similar securities. Remaining proceeds from sales that are included in overnight investments are expected to be deployed back into the securities portfolio over the remainder of 2016. Additionally, purchases of equities have been made largely under a long term earnings optimization strategy. The carrying value of equity securities and corporate bonds increased by $72.5 million and $32.9 million, respectively, while U.S. Treasury, government agency and mortgage-backed securities declined $133.4 million, $143.1 million and $132.4 million, respectively.

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

Table 9
Investment Securities

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,538,211	$1,541,479	$1,675,996	$1,674,882	$2,198,027	$2,206,859
Government agency	355,014	355,545	498,804	498,660	774,962	776,244
Mortgage-backed securities	4,489,218	4,535,831	4,692,447	4,668,198	4,372,946	4,367,091
Equity securities	81,114	81,390	7,935	8,893	—	—
Corporate bonds	41,360	41,385	8,500	8,500	—	—
Other	2,115	1,950	2,115	2,160	—	—
Total investment securities available for sale	6,507,032	6,557,580	6,885,797	6,861,293	7,345,935	7,350,194
Investment securities held to maturity:
Mortgage-backed securities	156	165	255	265	351	365
Total investment securities	$6,507,188	$6,557,745	$6,886,052	$6,861,558	$7,346,286	$7,350,559

Loans and Leases
Loans at June 30, 2016, were $20.74 billion, a net increase of $502.6 million compared to December 31, 2015, representing growth of 5.0 percent on an annualized basis. Originated loan growth was $531.6 million primarily due to continued growth in the commercial portfolio. PCI loans decreased by $29.0 million, reflecting loan runoff of $105.6 million, offset by net loans acquired from NMSB of $34.6 million and FCSB of $42.0 million at June 30, 2016.
Non-PCI loans increased by $1.42 billion, compared to June 30, 2015, reflecting originated loan growth. PCI loans decreased by $201.8 million from June 30, 2015, due to continued pay downs in the PCI loan portfolio, offset by the contributions from the NMSB and FCSB acquisitions with loan balances of $34.6 million and $42.0 million, respectively, at June 30, 2016.

BancShares reports PCI and non-PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial and industrial or residential mortgage. Table 10 provides the composition of PCI and non-PCI loans and leases.

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

PCI loans at June 30, 2016 were $921.5 million, representing 4.4 percent of total loans and leases, compared to $950.5 million and $1.12 billion at December 31, 2015 and June 30, 2015, respectively.

PCI commercial loans were $576.9 million at June 30, 2016, a decrease of $16.7 million since December 31, 2015 and a decrease of $120.1 million since June 30, 2015. At June 30, 2016, PCI noncommercial loans were $344.5 million, a decrease of $12.4 million and $81.7 million since December 31, 2015 and June 30, 2015, respectively. The runoff in the PCI loan portfolio was offset by the contributions from the NMSB and FCSB acquisitions.

Non-PCI Loans and Leases
The non-PCI portfolio includes loans that management has the intent and ability to hold and is reported at the principal balance outstanding, net of deferred loan fees, including unearned income and unamortized costs, fees, premiums and discounts. Non-PCI loans include originated commercial loans and leases, originated noncommercial loans, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount at least in part due to credit quality at the time of acquisition. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans at June 30, 2016 were $19.82 billion, representing 95.6 percent of total loans and leases, compared to $19.29 billion and $18.40 billion at December 31, 2015 and June 30, 2015, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $13.00 billion at June 30, 2016, an increase of $373.5 million and $1.13 billion, compared to December 31, 2015 and June 30, 2015, respectively, resulting from continued loan growth.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $6.82 billion at June 30, 2016, an increase of $158.1 million and $298.6 million compared to December 31, 2015 and June 30, 2015, respectively.

Table 10
Loans and Leases

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$624,806	$620,352	$547,151
Commercial mortgage	8,505,259	8,274,548	7,861,590
Other commercial real estate	337,618	321,021	288,214
Commercial and industrial	2,386,159	2,368,958	2,199,591
Lease financing	784,861	730,778	643,508
Other	365,269	314,832	338,389
Total commercial loans	13,003,972	12,630,489	11,878,443
Noncommercial:
Residential mortgage	2,777,863	2,695,985	2,597,064
Revolving mortgage	2,533,528	2,523,106	2,529,936
Construction and land development	226,322	220,073	227,280
Consumer	1,279,419	1,219,821	1,164,223
Total noncommercial loans	6,817,132	6,658,985	6,518,503
Total non-PCI loans and leases	19,821,104	19,289,474	18,396,946
PCI loans:
Commercial:
Construction and land development	27,742	33,880	48,208
Commercial mortgage	513,021	525,468	611,505
Other commercial real estate	20,166	17,076	14,353
Commercial and industrial	12,854	15,182	20,382
Other	3,159	2,008	2,597
Total commercial loans	576,942	593,614	697,045
Noncommercial:
Residential mortgage	294,625	302,158	358,307
Revolving mortgage	47,230	52,471	64,340
Construction and land development	467	—	345
Consumer	2,203	2,273	3,202
Total noncommercial loans	344,525	356,902	426,194
Total PCI loans	921,467	950,516	1,123,239
Total loans and leases	$20,742,571	$20,239,990	$19,520,185

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $208.0 million at June 30, 2016, representing an increase of $1.8 million and a decline of $309 thousand since December 31, 2015 and June 30, 2015, respectively. BancShares continues to experience improvement in credit quality indicators which have reduced the ALLL ratio since June 30, 2015. The ALLL as a percentage of total loans and leases was 1.00 percent at June 30, 2016, compared to 1.02 percent and 1.07 percent at December 31, 2015 and June 30, 2015, respectively. The decline in the ALLL ratio from both periods was primarily due to lower reserves on PCI loans due to runoff in the portfolio.

At June 30, 2016, the ALLL allocated to non-PCI loans and leases was $196.5 million, or 0.99 percent of non-PCI loans and leases, compared to $189.9 million, or 0.98 percent, at December 31, 2015 and $192.8 million, or 1.05 percent, at June 30, 2015. The ALLL for non-PCI loans and leases increased from both December 31, 2015 and June 30, 2015 primarily due to loan growth. An additional ALLL of $11.6 million relates to PCI loans at June 30, 2016, compared to $16.3 million and $15.5 million at December 31, 2015 and June 30, 2015, respectively. The ALLL on the PCI loan portfolio declined from both periods due to the runoff of this portfolio.

The ALLL allocated to originated non-PCI loans and leases was 1.12 percent of originated non-PCI loans and leases at June 30, 2016, compared to 1.14 percent and 1.27 percent at December 31, 2015 and June 30, 2015, respectively. Originated non-PCI loans were $17.53 billion, $16.60 billion and $15.21 billion at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans. In the commercial non-PCI loan portfolio, credit quality improvements included low net charge-off ratios and migration of loans with higher credit risk ratings to lower ratings. The noncommercial non-PCI loan portfolio also experienced lower delinquency trends.

BancShares recorded $4.6 million net provision expense for loan and lease losses during the second quarter of 2016, compared to net provision expense of $4.8 million in the first quarter of 2016. The decline of $281 thousand was due to continued credit quality improvements and lower net charge-offs on loans and leases, offset by higher originated loan growth. Compared to the second quarter of 2015, provision expense decreased $3.2 million due primarily to less originated loan growth in 2016. On an annualized basis, total net charge-offs as a percentage of total average loans and leases decreased during the second quarter of 2016 to 0.06 percent, compared to 0.08 percent in the first quarter of 2016 and 0.10 percent in the second quarter of 2015.

Net provision expense for the six months ended June 30, 2016 was $9.4 million, compared to net provision expense of $13.5 million for the same period of 2015. The decline in provision expense was primarily due to lower loan growth in the non-PCI portfolio for the six months ended June 30, 2016 compared to the same period in 2015.

Provision expense for non-PCI loan and leases was $6.7 million during the second quarter of 2016, compared to $6.8 million in the first quarter of 2016 and $9.0 million in the second quarter of 2015. The decline in provision expense from 2015 was due to lower originated loan growth. Net charge-offs for non-PCI loans and leases were $3.3 million during the second quarter of 2016, compared to $3.7 million and $4.1 million during the first quarter of 2016 and second quarter of 2015, respectively. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases during the second quarter of 2016 were 0.07 percent, down from 0.08 percent during the first quarter of 2016 and 0.09 percent from the second quarter of 2015.

The PCI loan net provision credit was $2.1 million during the second quarter of 2016, compared to net provision credits of $2.0 million and $1.3 million for the first quarter of 2016 and second quarter of 2015, respectively.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at June 30, 2016, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 11
Allowance for Loan and Lease Losses Components by Loan Class

	2016		2015			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015
Allowance for loan and lease losses at beginning of period	$206,783	$206,216	$205,463	$208,317	$205,553	$206,216	$204,466
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	291	943	2,393	1,189	88	1,234	1,191
Commercial mortgage	701	394	(4,600)	(5,664)	(1,878)	1,096	(5,557)
Other commercial real estate	(79)	(104)	1,047	291	(227)	(184)	231
Commercial and industrial	81	2,201	6,137	(799)	4,547	2,282	12,093
Lease financing	343	(282)	759	424	408	62	419
Other	37	(328)	680	(58)	(1,824)	(290)	(2,042)
Total commercial loans	1,374	2,824	6,416	(4,617)	1,114	4,200	6,335
Noncommercial:
Residential mortgage	1,487	776	1,707	520	1,162	2,262	1,975
Revolving mortgage	1,470	1,158	(1,366)	871	31	2,628	(431)
Construction and land development	78	87	235	114	74	165	192
Consumer	2,299	1,995	957	450	6,613	4,293	9,579
Total noncommercial loans	5,334	4,016	1,533	1,955	7,880	9,348	11,315
Total non-PCI provision	6,708	6,840	7,949	(2,662)	8,994	13,548	17,650
PCI provision for loan losses	(2,146)	(1,997)	(903)	2,769	(1,275)	(4,143)	(4,139)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(136)	(426)	(437)	(336)	(221)	(562)	(239)
Commercial mortgage	(44)	(90)	(809)	(411)	(47)	(134)	(280)
Other commercial real estate	—	—	—	—	(9)	—	(178)
Commercial and industrial	(1,177)	(1,317)	(1,137)	(784)	(2,318)	(2,494)	(4,031)
Lease financing	—	—	(374)	(7)	(6)	—	(21)
Other	(88)	(71)	—	—	—	(160)	—
Total commercial loans	(1,445)	(1,904)	(2,757)	(1,538)	(2,601)	(3,350)	(4,749)
Noncommercial:
Residential mortgage	(179)	(174)	(851)	(394)	(90)	(352)	(374)
Revolving mortgage	(1,081)	(1,036)	(840)	(677)	(616)	(2,116)	(1,409)
Construction and land development	—	—	—	—	—	—	(22)
Consumer	(3,136)	(3,108)	(3,761)	(2,409)	(2,743)	(6,243)	(5,526)
Total noncommercial loans	(4,396)	(4,318)	(5,452)	(3,480)	(3,449)	(8,711)	(7,331)
Total non-PCI charge-offs	(5,841)	(6,222)	(8,209)	(5,018)	(6,050)	(12,061)	(12,080)
Non-PCI Recoveries:
Commercial:
Construction and land development	129	80	271	129	104	209	166
Commercial mortgage	500	256	150	794	323	755	1,084
Other commercial real estate	10	143	11	15	9	154	19
Commercial and industrial	525	479	11	296	209	1,004	603
Lease financing	1	180	—	16	11	180	22
Other	29	321	—	45	31	350	46
Total commercial loans	1,194	1,459	443	1,295	687	2,652	1,940
Noncommercial:
Residential mortgage	41	20	104	314	305	61	443
Revolving mortgage	214	32	330	363	346	245	480
Construction and land development	—	3	—	3	3	3	71
Consumer	1,111	990	1,381	762	630	2,101	1,508
Total noncommercial loans	1,366	1,045	1,815	1,442	1,284	2,410	2,502
Total non-PCI recoveries	2,560	2,504	2,258	2,737	1,971	5,062	4,442
Non-PCI loans and leases charged off, net	(3,281)	(3,718)	(5,951)	(2,281)	(4,079)	(6,999)	(7,638)
PCI loans charged off, net	(56)	(558)	(342)	(680)	(876)	(614)	(2,022)
Allowance for loan and lease losses at end of period	$208,008	$206,783	$206,216	$205,463	$208,317	$208,008	$208,317
Reserve for unfunded commitments	$399	$407	$379	$411	$389	$399	$389
The provision expense for commercial mortgage non-PCI loans and leases was $701 thousand and $1.1 million for the three and six months ended June 30, 2016, compared to net provision credits of $1.9 million and $5.6 million for the same periods of 2015. The increase in provision expense was primarily due to originated loan growth for the three and six months ended June 30, 2016, compared to the same periods of 2015.
The provision expense for commercial and industrial non-PCI loans and leases was $81 thousand and $2.3 million for the three and six months ended June 30, 2016, compared to provision expense of $4.5 million and $12.1 million for the same periods of 2015. The decrease in provision expense was due to lower net charge-offs, lower loan growth and a provision release in the current quarter related to a large loan payoff.

Other non-PCI loans and leases had provision expense of $37 thousand and a net provision credit of $290 thousand for the three and six months ended June 30, 2016, compared to net provision credits of $1.8 million and $2.0 million for the same periods of 2015. The increase in provision expense during 2016 was due to higher originated loan growth. The provision credit in 2015 resulted from reclassifying one large loan from other non-PCI loans to commercial mortgage non-PCI loans.
Revolving mortgage non-PCI loans and leases had provision expense of $1.5 million and $2.6 million for the three and six months ended June 30, 2016, compared to provision expense of $31 thousand and a net provision credit of $431 thousand for the same periods of 2015. The increase in provision expense was due to higher originated loan growth.
The provision expense for consumer non-PCI loans and leases was $2.3 million and $4.3 million for the three and six months ended June 30, 2016, compared to $6.6 million and $9.6 million for the same periods of 2015. The decrease in provision expense was due to an adjustment to the loss rate for certain consumer loans in 2015.
Table 12
Allowance for Loan and Lease Losses Metrics and Ratios

	2016		2015			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015
Average loans and leases:
PCI	$931,820	$939,839	$996,637	$1,081,497	$1,173,105	$935,830	$1,186,719
Non-PCI	19,725,274	19,409,252	19,062,919	18,679,648	18,181,718	19,567,263	17,952,902
Loans and leases at period-end:
PCI	921,467	945,887	950,516	1,044,064	1,123,239	921,467	1,123,239
Non-PCI	19,821,104	19,471,802	19,289,474	18,811,742	18,396,946	19,821,104	18,396,946
Allowance for loan and lease losses allocated to loans and leases:
PCI	11,555	13,757	16,312	17,557	15,468	11,555	15,468
Non-PCI	196,453	193,026	189,904	187,906	192,849	196,453	192,849
Total	$208,008	$206,783	$206,216	$205,463	$208,317	$208,008	$208,317
Net charge-offs (annualized) to average loans and leases:
PCI	0.02%	0.24%	0.14%	0.25%	0.30%	0.13%	0.34%
Non-PCI	0.07	0.08	0.12	0.05	0.09	0.07	0.09
Total	0.06	0.08	0.12	0.06	0.10	0.07	0.10
ALLL to total loans and leases:
PCI	1.25	1.45	1.72	1.68	1.38	1.25	1.38
Non-PCI	0.99	0.99	0.98	1.00	1.05	0.99	1.05
Total	1.00	1.01	1.02	1.03	1.07	1.00	1.07
The ALLL as a percentage of total loans and leases at June 30, 2016 was 1.00 percent, compared to 1.02 percent at December 31, 2015 and 1.07 percent at June 30, 2015.
The non-GAAP reconciliation in Table 13 provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans and leases for the periods presented. Management uses these non-GAAP financial measures to monitor performance and believes this measure provides meaningful information as the remaining unamortized discounts provide coverage for losses similar to the ALLL. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of BancShares' results or financial condition as reported under GAAP.

Table 13
Adjusted Allowance for Loan and Lease Losses (Non-GAAP)

	2016		2015
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
ALLL on non-PCI loans and leases (GAAP)	$196,453	$193,026	$189,904	$187,906	$192,849
Unamortized discount related to non-PCI loans and leases (GAAP)	34,991	37,878	41,124	45,068	49,309
Adjusted ALLL on non-PCI loans and leases (non-GAAP)	231,444	230,904	231,028	232,974	242,158

ALLL on PCI loans (GAAP)	11,555	13,757	16,312	17,557	15,468
Unamortized discount related to PCI loans (GAAP)	136,516	140,379	137,819	154,624	172,962
Adjusted ALLL on PCI loans (non-GAAP)	148,071	154,136	154,131	172,181	188,430

Total ALLL (GAAP)	208,008	206,783	206,216	205,463	208,317
Net acquisition accounting fair value discounts on loans and leases (GAAP)	171,507	178,257	178,943	199,692	222,271
Adjusted ALLL (non-GAAP)	$379,515	$385,040	$385,159	$405,155	$430,588

Adjusted ALLL to total loans and leases (non-GAAP):
Non-PCI	1.17%	1.19%	1.20%	1.24%	1.32%
PCI	16.07	16.30	16.22	16.49	16.78
Total	1.83%	1.89%	1.90%	2.04%	2.21%
The adjusted ALLL (non-GAAP), which includes the ALLL as well as remaining net acquisition fair value adjustments for acquired loans, declined to 1.83 percent of total loans and leases at June 30, 2016, from 1.90 percent and 2.21 percent of total loans and leases at December 31, 2015 and June 30, 2015, respectively. The reduction in the adjusted ALLL resulted primarily from credit quality improvements and continued accretion of acquisition accounting fair value adjustments.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans. At June 30, 2016, BancShares’ nonperforming assets were $159.9 million, a decline of $9.1 million from December 31, 2015 primarily due to reductions in commercial nonaccrual loans and leases. Nonperforming assets increased $4.5 million from June 30, 2015, related to an increase in nonaccrual loans and leases, offset by reductions in OREO balances.
OREO balances increased $1.5 million since December 31, 2015 and declined $6.2 million since June 30, 2015. Nonaccrual PCI loans at June 30, 2016 are down $3.8 million and $4.9 million from December 31, 2015 and June 30, 2015, respectively, due to resolutions of impaired loans. Nonaccrual non-PCI loans and leases at June 30, 2016 declined $6.8 million from December 31, 2015 as a result of problem asset resolutions primarily in the commercial loan portfolio, while nonaccrual non-PCI loans and leases increased $15.6 million from June 30, 2015 due to the downgrade of a few large commercial mortgage relationships and an increase in residential mortgage loans being placed on nonaccrual status.
Of the $159.9 million in nonperforming assets at June 30, 2016, $1.1 million related to loans and OREO covered by loss share agreements. Covered nonperforming assets continue to decline due to the expiration of FDIC loss share agreements, loan resolutions and the termination of five of FCB's nine loss share agreements with the FDIC during the second quarter of 2016 as previously discussed.

Table 14
Nonperforming Assets

	2016		2015
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$89,006	$90,455	$95,854	$87,276	$73,435
PCI	3,759	7,319	7,579	5,329	8,672
Other real estate	67,089	65,068	65,559	69,859	73,248
Total nonperforming assets	$159,854	$162,842	$168,992	$162,464	$155,355

Nonaccrual loans and leases:
Covered under loss share agreements	$637	$2,968	$2,992	$3,171	$2,732
Not covered under loss share agreements	92,128	94,806	100,441	89,434	79,375
Other real estate:
Covered	484	9,734	6,817	8,152	12,890
Noncovered	66,605	55,334	58,742	61,707	60,358
Total nonperforming assets	$159,854	$162,842	$168,992	$162,464	$155,355

Loans and leases:
Covered	$95,534	$258,179	$272,554	$296,476	$319,665
Noncovered	20,647,037	20,159,510	19,967,436	19,559,330	19,200,520

Accruing loans and leases 90 days or more past due
Non-PCI	3,017	4,882	3,315	6,277	4,960
PCI	76,807	70,398	73,751	73,539	81,055

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	1.17%	4.74%	3.51%	3.72%	4.70%
Noncovered	0.77	0.74	0.79	0.77	0.73
Total	0.77%	0.80%	0.83%	0.82%	0.79%
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
Total PCI and non-PCI loans and leases classified as TDRs at June 30, 2016 were $139.3 million, compared to $144.8 million at December 31, 2015 and $151.6 million at June 30, 2015. Accruing TDRs were $113.2 million, decreases of $127 thousand and $14.4 million from December 31, 2015 and June 30, 2015, respectively. At June 30, 2016, nonaccruing TDRs were $26.1 million, a decrease of $5.4 million and an increase of $2.1 million from December 31, 2015 and June 30, 2015, respectively. The decrease in nonaccruing TDRs from December 31, 2015 was primarily related to large payoffs in the commercial loan portfolio.

Table 15
Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Accruing TDRs:
PCI	$23,369	$29,231	$41,355
Non-PCI	89,800	84,065	86,227
Total accruing TDRs	113,169	113,296	127,582
Nonaccruing TDRs:
PCI	952	1,420	1,975
Non-PCI	25,185	30,127	22,020
Total nonaccruing TDRs	26,137	31,547	23,995
All TDRs:
PCI	24,321	30,651	43,330
Non-PCI	114,985	114,192	108,247
Total TDRs	$139,306	$144,843	$151,577
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.06 billion and $18.96 billion at June 30, 2016 and December 31, 2015, respectively. The $101.7 million increase from December 31, 2015 was primarily due to $150.0 million of new Federal Home Loan Bank (FHLB) borrowings in 2016 and a $133.8 million increase in customer repurchase agreements, offset by a decline in interest-bearing deposits of $178.4 million. Interest-bearing liabilities increased $316.3 million from June 30, 2015 primarily due to $380.0 million in additional FHLB borrowings, offset by a $64.0 million reduction in interest-bearing deposits.
Deposits
At June 30, 2016, total deposits were $27.26 billion, an increase of $327.0 million, or 1.2 percent, when compared to December 31, 2015 as a result of organic growth in demand and savings deposit accounts and the contributions from the NMSB and FCSB acquisitions, offset by runoff in time deposits and money market accounts. Deposits increased $745.9 million, or by 2.8 percent, when compared to June 30, 2015, primarily the result of organic growth in demand deposit, checking with interest and savings accounts and the contributions from the NMSB and FCSB acquisitions.
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
Short-Term Borrowings
At June 30, 2016, short-term borrowings were $728.6 million compared to $594.7 million and $723.2 million at December 31, 2015 and June 30, 2015, respectively. The $133.8 million increase from December 31, 2015 was due to higher activity in customer repurchase agreements. The $5.3 million increase from June 30, 2015 was due to a $15.3 million increase in customer repurchase agreements, offset by maturities of FHLB borrowings of $10.0 million.
Long-Term Obligations
Long-term obligations were $850.5 million at June 30, 2016, up $146.3 million from December 31, 2015 primarily the result of incremental FHLB borrowings of $150.0 million during 2016 used to mitigate interest rate risk from long-term fixed rate loans. Long-term obligations were up $374.9 million from June 30, 2015 primarily due to new FHLB borrowings of $380.0 million since June 30, 2015.

At June 30, 2016, December 31, 2015 and June 30, 2015, long-term obligations included $132.5 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034, and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI)within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net reduction in shareholders' equity of $15.0 million at June 30, 2016, compared to a net reduction of $64.4 million at December 31, 2015 and $51.2 million at June 30, 2015. The $49.4 million and $36.2 million changes in AOCI from December 31, 2015 and June 30, 2015, respectively, were primarily driven by an increase in unrealized gains on investment securities available for sale as a result of lower market interest rates over the periods.

Table 16
Analysis of Capital Adequacy

	June 30, 2016	December 31, 2015	June 30, 2015	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	12.63%	12.65%	12.66%	6.00%	8.00%
Common equity Tier 1	12.63	12.51	12.52	4.50	6.50
Total risk-based capital	14.10	14.03	14.10	8.00	10.00
Tier 1 leverage ratio	9.09	8.96	8.92	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.44%	12.64%	12.61%	6.00%	8.00%
Common equity Tier 1	12.44	12.64	12.61	4.50	6.50
Total risk-based capital	13.39	13.61	13.62	8.00	10.00
Tier 1 leverage ratio	8.96	8.95	8.90	4.00	5.00
Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set new minimum requirements for both the quantity and quality of capital held by BancShares and included a new common equity Tier 1 capital to risk-weighted assets ratio. A new capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 6.10 percent and 5.39 percent, respectively, at June 30, 2016. The buffers exceed the 0.625 percent requirement and, therefore, result in no limit on distributions.
As of June 30, 2016, BancShares continues to exceed minimum capital standards and FCB remains well-capitalized under the new rules. BancShares remained well-capitalized with a leverage capital ratio of 9.09 percent, Tier 1 risk-based capital ratio of 12.63 percent, common equity Tier 1 ratio of 12.63 and total risk-based capital ratio of 14.10 percent under Basel III guidelines at June 30, 2016.
BancShares had no trust preferred capital securities included in Tier 1 capital at June 30, 2016, compared to $32.1 million at December 31, 2015. The decrease during 2016 was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital and the remaining 25 percent were phased out on January 1, 2016 under Basel III requirements. Trust preferred capital securities continue to be a component of total risk-based capital.

RISK MANAGEMENT
Risk is inherent in any business and, as is the case with other management functions, senior management has primary responsibility for day-to-day management of the risks we face.  The Board of Directors strive to ensure that risk management is part of the business culture and that policies and procedures for assessing, monitoring, and limiting risk are part of the daily decision-making process. The Board of Director’s role in risk oversight is an integral part of our overall enterprise risk management framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.
The Board Risk Committee structure is designed to allow for information flow and escalation of risk related issues. Among the duties and responsibilities as may be assigned from time to time by the Board of Directors, the Board Risk Committee is directed to monitor and advise the board regarding risk exposures, including credit, market, liquidity, operational, compliance, legal, strategic and reputational risks; review, approve and monitor adherence to risk appetite and supporting risk tolerance levels; evaluate, monitor and oversee the adequacy and effectiveness of the risk management framework; and review reports of examination by and communications from regulatory agencies, and the results of internal and third party testing, analyses and reviews, related to risks, risk management, and any other matters within the scope of the Board Risk Committee’s oversight responsibilities, and monitor and review management’s response to any noted issues. In addition, the Board Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks and other areas of joint responsibility.
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

Table 17
Net Interest Income Sensitivity Simulation Analysis

This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of June 30, 2016 and December 31, 2015.

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	June 30, 2016	December 31, 2015
+100	5.01%	2.78%
+200	6.56	2.80
+300	3.79	(0.75)
The change in net interest income sensitivity metrics at June 30, 2016 compared to December 31, 2015 was primarily due to a shift in the earning asset mix with an increase in floating rate overnight investments and a reduction in fixed rate securities, and a decrease in intermediate and long-term treasury and swap rates which resulted in a change to the expected deposit mix.

Table 18
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of June 30, 2016 and December 31, 2015.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	June 30, 2016	December 31, 2015
+100	6.62%	3.18%
+200	7.26	1.53
+300	2.96	(3.92)

The improvement in the economic value of equity metrics at June 30, 2016 compared to December 31, 2015 was primarily due to balance sheet changes including a decrease in fixed rate securities and an increase in demand deposits, and a decrease in intermediate and long-term treasury and swap rates which had a favorable impact on deposits and EVE risk.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we had an interest rate swap agreement that expired in June 2016 that synthetically converted the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. See Note M to the Consolidated Financial Statements for additional discussion of this interest rate swap.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary sources of liquidity are our retail deposit book due to the generally stable balances and low cost it offers, cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities, all of which were $4.03 billion at June 30, 2016 compared to $3.96 billion at December 31, 2015. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $670.2 million as of June 30, 2016, and we had sufficient collateral pledged to secure $5.34 billion of additional borrowings. We also maintain Federal Funds lines and other borrowing facilities which had $690.0 million of available capacity at June 30, 2016.

We entered into forward-starting advances with the FHLB of Atlanta in June 2016 to receive $200.0 million of fixed rate long-term funding. There are two advances of $100.0 million each scheduled to fund in June 2018 with maturity dates of June 2026 and 2028.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2016, BancShares’ market risk profile has not changed significantly from December 31, 2015, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
No change in BancShares' internal control over financial reporting occurred during the second quarter of 2016 that had materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

The risks described below, as well as the risks described in our annual Form 10-K for the year ended December 31, 2015 should be carefully considered. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results.
We may be adversely affected by risks associated with completed, pending or any potential future acquisitions.
We plan to continue to grow our business organically. However, we have pursued and expect to pursue additional acquisition opportunities that we believe support our business strategies and may enhance our profitability. We must generally satisfy a number of material conditions prior to consummating any acquisition, including, in many cases, federal and state regulatory approval. We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain any required regulatory approvals in a timely manner or at all.
Acquisitions of financial institutions involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, difficulty retaining key employees and customers and other issues that could negatively affect our results of operations and financial condition.
We may not be able to realize projected cost savings, synergies or other benefits associated with any such acquisition. Failure to efficiently integrate any acquired entities into our existing operations could increase our operating costs significantly and have material adverse effects on our financial condition and results of operations. There can be no assurance that we will be successful in identifying or consummating any potential acquisitions.
The performance of equity securities and corporate bonds in the investment portfolio could be adversely impacted by the soundness and fluctuations in the market values of other financial institutions.
Our investment securities portfolio contains certain equity securities and corporate bonds of other financial institutions. As a result, a portion of our investment securities portfolio is subject to fluctuation due to changes in the financial stability and market value of other financial institutions. Such fluctuations could have an adverse effect on our results of operations.

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

Date:	August 4, 2016		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer