Form 10-Q
period 2016-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2016-10-31
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of October 28, 2016)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$495,705	$534,086
Overnight investments	2,997,086	2,063,132
Investment securities available for sale	6,384,815	6,861,293
Investment securities held to maturity	125	255
Loans held for sale	95,910	59,766
Loans and leases	21,296,980	20,239,990
Allowance for loan and lease losses	(211,950)	(206,216)
Net loans and leases	21,085,030	20,033,774
Premises and equipment	1,134,562	1,135,829
Other real estate owned	68,964	65,559
Income earned not collected	74,933	70,036
FDIC loss share receivable	3,108	4,054
Goodwill	150,601	139,773
Other intangible assets	79,550	90,986
Other assets	401,521	417,391
Total assets	$32,971,910	$31,475,934
Liabilities
Deposits:
Noninterest-bearing	$10,245,674	$9,274,470
Interest-bearing	17,679,579	17,656,285
Total deposits	27,925,253	26,930,755
Short-term borrowings	730,214	594,733
Long-term obligations	840,266	704,155
FDIC loss share payable	95,779	126,453
Other liabilities	296,650	247,729
Total liabilities	29,888,162	28,603,825
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at September 30, 2016 and December 31, 2015)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2016 and December 31, 2015)	1,005	1,005
Surplus	658,918	658,918
Retained earnings	2,427,604	2,265,621
Accumulated other comprehensive loss	(14,784)	(64,440)
Total shareholders’ equity	3,083,748	2,872,109
Total liabilities and shareholders’ equity	$32,971,910	$31,475,934

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2016	2015	2016	2015
Interest income
Loans and leases	$219,314	$224,631	$651,160	$658,175
Investment securities and dividend income	23,395	24,020	71,139	65,136
Overnight investments	3,785	1,174	10,676	4,037
Total interest income	246,494	249,825	732,975	727,348
Interest expense
Deposits	4,457	5,216	13,717	16,379
Short-term borrowings	540	590	1,428	4,182
Long-term obligations	5,648	4,648	17,072	12,601
Total interest expense	10,645	10,454	32,217	33,162
Net interest income	235,849	239,371	700,758	694,186
Provision for loan and lease losses	7,507	107	16,912	13,618
Net interest income after provision for loan and lease losses	228,342	239,264	683,846	680,568
Noninterest income
Gain on acquisitions	837	—	5,831	42,930
Cardholder services	21,537	19,588	61,949	57,203
Merchant services	25,179	22,005	71,392	62,955
Service charges on deposit accounts	23,154	23,153	66,888	67,572
Wealth management services	19,915	22,223	60,840	64,658
Securities gains	352	5,564	17,509	10,837
Other service charges and fees	7,567	6,208	21,693	17,443
Mortgage income	6,692	4,852	12,540	14,972
Insurance commissions	2,755	2,945	8,198	8,698
ATM income	1,908	1,800	5,518	5,289
Adjustments to FDIC loss share receivable	(2,773)	(4,130)	(7,673)	(9,730)
Net impact from FDIC loss share termination	—	—	16,559	—
Other	10,718	5,542	22,129	25,126
Total noninterest income	117,841	109,750	363,373	367,953
Noninterest expense
Salaries and wages	107,762	108,992	315,720	324,358
Employee benefits	26,750	27,121	79,761	86,341
Occupancy expense	24,857	22,260	74,824	73,412
Equipment expense	23,736	22,447	68,796	69,284
FDIC insurance expense	5,796	4,933	15,173	13,755
Foreclosure-related expenses	2,016	1,087	2,631	4,663
Merger-related expenses	3,764	3,679	5,187	11,249
Other	72,552	69,653	215,115	199,967
Total noninterest expense	267,233	260,172	777,207	783,029
Income before income taxes	78,950	88,842	270,012	265,492
Income taxes	27,546	32,884	97,220	97,854
Net income	$51,404	$55,958	$172,792	$167,638
Average shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405
Net income per share	$4.28	$4.66	$14.39	$13.96

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2016	2015	2016	2015
Net income	$51,404	$55,958	$172,792	$167,638
Other comprehensive income:
Unrealized (losses) gains on securities:
Change in unrealized securities (losses) gains arising during period	(1,577)	28,231	90,631	29,420
Tax effect	855	(10,737)	(34,250)	(11,198)
Reclassification adjustment for net gains realized and included in income before income taxes	(352)	(5,564)	(17,509)	(10,837)
Tax effect	191	2,094	6,583	4,145
Total change in unrealized (losses) gains on securities, net of tax	(883)	14,024	45,455	11,530
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	—	721	1,429	2,006
Tax effect	—	(300)	(537)	(796)
Total change in unrecognized loss on cash flow hedges, net of tax	—	421	892	1,210
Change in pension obligation:
Amortization of actuarial losses and prior service cost	1,768	2,916	5,302	8,689
Tax effect	(642)	(1,078)	(1,993)	(3,324)
Total change in pension obligation, net of tax	1,126	1,838	3,309	5,365
Other comprehensive income	243	16,283	49,656	18,105
Total comprehensive income	$51,647	$72,241	$222,448	$185,743

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
Net income	—	—	—	167,638	—	167,638
Other comprehensive income, net of tax	—	—	—	—	18,105	18,105
Cash dividends ($0.90 per share)	—	—	—	(10,809)	—	(10,809)
Balance at September 30, 2015	$11,005	$1,005	$658,918	$2,226,476	$(34,876)	$2,862,528

Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109
Net income	—	—	—	172,792	—	172,792
Other comprehensive income, net of tax	—	—	—	—	49,656	49,656
Cash dividends ($0.90 per share)	—	—	—	(10,809)	—	(10,809)
Balance at September 30, 2016	$11,005	$1,005	$658,918	$2,427,604	$(14,784)	$3,083,748

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$172,792	$167,638
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	16,912	13,618
Deferred tax benefit	(13,328)	(3,941)
Net change in current taxes	(16,906)	(26,195)
Depreciation	66,400	65,559
Net change in accrued interest payable	(1,662)	(2,244)
Net increase in income earned not collected	(2,899)	(10,114)
Gain on acquisitions	(5,831)	(42,930)
Securities gains	(17,509)	(10,837)
Loss on termination of FDIC loss share agreements	3,377	—
Origination of loans held for sale	(589,313)	(542,836)
Proceeds from sale of loans held for sale	564,026	540,737
Gain on sale of loans held for sale	(10,857)	(6,079)
Gain on sale of portfolio loans	(3,758)	—
Net write-downs/losses on other real estate	5,251	4,355
Net accretion of premiums and discounts	(32,924)	(70,150)
Amortization of intangible assets	16,633	11,765
Reduction in FDIC receivable for loss share agreements	11,926	35,395
Net change in FDIC payable for loss share agreements	(12,474)	7,503
Net change in other assets	17,120	29,225
Net change in other liabilities	56,275	37,077
Net cash provided by operating activities	223,251	197,546
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(782,771)	(928,132)
Purchases of investment securities available for sale	(2,382,141)	(1,887,604)
Proceeds from maturities/calls of investment securities held to maturity	130	217
Proceeds from maturities/calls of investment securities available for sale	1,213,333	1,139,053
Proceeds from sales of investment securities available for sale	1,802,155	1,036,254
Net increase in overnight investments	(891,059)	(643,213)
Proceeds from sales of portfolio loans	77,665	45,862
Cash paid to the FDIC for loss share agreements	(16,701)	(24,805)
Net cash paid to the FDIC for termination of loss share agreements	(20,115)	—
Proceeds from sales of other real estate	24,406	63,446
Additions to premises and equipment	(60,982)	(55,575)
Business acquisitions, net of cash acquired	(727)	123,137
Net cash used by investing activities	(1,036,807)	(1,131,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(235,164)	(405,160)
Net increase in demand and other interest-bearing deposits	781,382	1,179,606
Net change in short-term borrowings	93,655	(232,928)
Repayment of long-term obligations	(3,889)	(4,633)
Origination of long-term obligations	150,000	350,000
Cash dividends paid	(10,809)	(10,809)
Net cash provided by financing activities	775,175	876,076
Change in cash and due from banks	(38,381)	(57,738)
Cash and due from banks at beginning of period	534,086	604,182
Cash and due from banks at end of period	$495,705	$546,444
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$31,517	$44,065
Dividends declared but not paid	—	3,603
Unsettled sales of investment securities	—	236,617

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
During the third quarter of 2016, adjustments were made to the acquisition fair value for the FDIC-assisted acquisition of First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania. The adjustments were primarily based upon updated collateral valuations, resulting in an increase of $837 thousand to the gain on acquisition reflected in the three months ended September 30, 2016. These adjustments brought the total gain on the transaction to $3.0 million and are included in noninterest income in the Consolidated Statements of Income.
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
Recently Issued Accounting Pronouncements
FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU addresses the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU provide guidance on (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. We are currently evaluating the impact of the new standard and we will adopt the guidance during the first quarter of 2018.
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
NOTE B - BUSINESS COMBINATIONS
Cordia Bancorp Inc.
On September 1, 2016, First Citizens Bank completed the merger of Midlothian, Virginia-based Cordia Bancorp, Inc. (Cordia) and its subsidiary, Bank of Virginia (BVA) into First Citizens Bank. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The merger allowed FCB to strengthen its presence in the greater Richmond, Virginia area as Cordia operated six BVA branches in Richmond, Midlothian, Chesterfield, Colonial Heights and Chester, Virginia.

The Cordia transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The fair value of assets acquired was $349.3 million, including $241.4 million in loans and $2.2 million of identifiable intangible assets. Liabilities assumed were $323.1 million of which $292.2 million were deposits. As a result of the transaction, FCB recorded $10.8 million of goodwill. The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired. This premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	As recorded by FCB
Purchase price		$37,053
Assets
Cash and cash equivalents	$8,383
Overnight investments	3,081
Investment securities	76,633
Loans	241,392
Premises and equipment	4,151
Other real estate owned	1,170
Income earned not collected	1,990
Intangible assets	2,210
Other assets	10,318
Total assets acquired	349,328
Liabilities
Deposits	292,192
Short-term borrowings	30,164
Other liabilities	747
Total liabilities assumed	$323,103
Fair value of net assets acquired		26,225
Goodwill recorded for Cordia		$10,828

Merger-related expenses of $3.6 million and $3.8 million from the Cordia transaction were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. Loan-related interest income generated from Cordia was approximately $1.0 million since the acquisition date.

Due to the immaterial amount of loans resulting from the Cordia transaction that had evidence of credit quality deterioration, all loans are accounted for as non-purchased credit-impaired (non-PCI) loans under ASC 310-20.
First CornerStone Bank
On May 6, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of FCSB of King of Prussia, Pennsylvania. The acquisition provided FCB the opportunity to grow capital and enhance earnings.

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

The fair value of the assets acquired was $87.4 million, including $43.8 million in loans and $390 thousand of identifiable intangible assets. Liabilities assumed were $96.9 million of which the majority were deposits. During the third quarter of 2016, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $837 thousand to the gain on acquisition reflected in the three months ended September 30, 2016. These adjustments brought the total gain on the transaction to $3.0 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$748
Overnight investments	37,540
Investment securities	4,564
Loans	43,776
Other real estate owned	375
Income earned not collected	8
Intangible assets	390
Other assets	13
Total assets acquired	87,414
Liabilities
Deposits	96,882
Other liabilities	23
Total liabilities assumed	96,905
Fair value of net liabilities assumed	(9,491)
Cash received from FDIC	12,450
Gain on acquisition of FCSB	$2,959
Merger-related expenses of $130 thousand and $923 thousand from the FCSB transaction were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. Loan-related interest income generated from FCSB was approximately $573 thousand for the three months ended September 30, 2016 and $897 thousand since the acquisition date.
All loans resulting from the FCSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as purchased credit-impaired (PCI) loans under ASC 310-30.
North Milwaukee State Bank
On March 11, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of NMSB with two branches in Milwaukee, Wisconsin. The acquisition provided FCB with the opportunity to grow capital and enhance earnings.

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
Merger-related expenses of $35 thousand and $511 thousand from the NMSB transaction were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. Loan-related interest income generated from NMSB was approximately $699 thousand for the third quarter of 2016 and $1.5 million since the acquisition date.
All loans resulting from the NMSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,547,501	$2,030	$1	$1,549,530
Government agency	169,609	250	—	169,859
Mortgage-backed securities	4,487,083	44,570	3,283	4,528,370
Equity securities	88,526	4,653	168	93,011
Corporate bonds	41,363	582	—	41,945
Other	2,115	—	15	2,100
Total investment securities available for sale	$6,336,197	$52,085	$3,467	$6,384,815

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,675,996	$4	$1,118	$1,674,882
Government agency	498,804	230	374	498,660
Mortgage-backed securities	4,692,447	5,120	29,369	4,668,198
Equity securities	7,935	968	10	8,893
Corporate bonds	8,500	—	—	8,500
Other	2,115	45	—	2,160
Total investment securities available for sale	$6,885,797	$6,367	$30,871	$6,861,293

	September 30, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$125	$8	$—	$133

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$255	$10	$—	$265

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

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,367,521	$1,369,117	$1,255,714	$1,255,094
One through five years	349,589	350,272	919,086	918,448
Five through 10 years	41,363	41,945	8,500	8,500
Over 10 years	2,115	2,100	2,115	2,160
Mortgage-backed securities	4,487,083	4,528,370	4,692,447	4,668,198
Equity securities	88,526	93,011	7,935	8,893
Total investment securities available for sale	$6,336,197	$6,384,815	$6,885,797	$6,861,293
Investment securities held to maturity
Mortgage-backed securities held to maturity	$125	$133	$255	$265
For each period presented, securities gains (losses) included the following:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Gross gains on sales of investment securities available for sale	$452	$5,564	$17,940	$10,850
Gross losses on sales of investment securities available for sale	(100)	—	(431)	(13)
Total securities gains	$352	$5,564	$17,509	$10,837

The following table provides information regarding securities with unrealized losses as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$9,995	$1	$—	$—	$9,995	$1
Mortgage-backed securities	356,758	1,111	289,161	2,172	645,919	3,283
Equity securities	23,131	168	—	—	23,131	168
Other	2,100	15	—	—	2,100	15
Total	$391,984	$1,295	$289,161	$2,172	$681,145	$3,467

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,539,637	$1,118	$—	$—	$1,539,637	$1,118
Government agency	229,436	374	—	—	229,436	374
Mortgage-backed securities	3,570,470	23,275	280,126	6,094	3,850,596	29,369
Equity securities	728	10	—	—	728	10
Total	$5,340,271	$24,777	$280,126	$6,094	$5,620,397	$30,871
Investment securities with an aggregate fair value of $289.2 million and $280.1 million had continuous unrealized losses for more than 12 months with a corresponding aggregate unrealized loss of $2.2 million and $6.1 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, all 40 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of September 30, 2016 or December 31, 2015 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $4.67 billion at September 30, 2016 and $4.73 billion at December 31, 2015 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
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
Consumer – Consumer loans consist of installment loans to finance purchases of vehicles, unsecured home improvements, student loans and revolving lines of credit that can be secured or unsecured, including personal credit cards.

Loans and leases outstanding included the following at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$642,158	$620,352
Commercial mortgage	8,779,132	8,274,548
Other commercial real estate	346,030	321,021
Commercial and industrial	2,507,167	2,368,958
Lease financing	803,601	730,778
Other	326,348	314,832
Total commercial loans	13,404,436	12,630,489
Noncommercial:
Residential mortgage	2,813,914	2,695,985
Revolving mortgage	2,573,086	2,523,106
Construction and land development	234,383	220,073
Consumer	1,402,961	1,219,821
Total noncommercial loans	7,024,344	6,658,985
Total non-PCI loans and leases	20,428,780	19,289,474
PCI loans:
Commercial:
Construction and land development	23,138	33,880
Commercial mortgage	491,180	525,468
Other commercial real estate	14,783	17,076
Commercial and industrial	11,437	15,182
Other	3,167	2,008
Total commercial loans	543,705	593,614
Noncommercial:
Residential mortgage	278,872	302,158
Revolving mortgage	43,509	52,471
Construction and land development	83	—
Consumer	2,031	2,273
Total noncommercial loans	324,495	356,902
Total PCI loans	868,200	950,516
Total loans and leases	$21,296,980	$20,239,990
At September 30, 2016, $91.5 million of total loans and leases were covered under loss share agreements, compared to $272.6 million at December 31, 2015. The decline was primarily due to the expiration and termination of certain loss share agreements during 2016.
At September 30, 2016, $8.37 billion in noncovered loans with a lendable collateral value of $5.96 billion were used to secure $660.2 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $5.29 billion. At December 31, 2015, $8.58 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $510.3 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.57 billion.

Net deferred fees on originated non-PCI loans and leases, including unearned income and unamortized costs, fees, premiums and discounts, were $8.8 million and $16.6 million at September 30, 2016 and December 31, 2015, respectively. The unamortized discount related to purchased non-PCI loans and leases in the Cordia transaction was $4.7 million at September 30, 2016. The unamortized discount related to purchased non-PCI loans and leases from the First Citizens Bancorporation, Inc. merger was $31.4 million and $41.1 million at September 30, 2016 and December 31, 2015, respectively. During the three months ended September 30, 2016 and September 30, 2015, accretion income on non-PCI loans was $3.6 million and $4.5 million, respectively. During the nine months ended September 30, 2016 and September 30, 2015, accretion income on non-PCI loans was $9.7 million and $15.6 million, respectively.
During the third quarter of 2016, certain residential mortgage loans totaling $64.3 million were sold, resulting in a gain of $3.8 million.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2016 and December 31, 2015 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage and other commercial real estate loans.

Non-PCI loans and leases outstanding at September 30, 2016 and December 31, 2015 by credit quality indicator are provided below:

	September 30, 2016
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$639,530	$8,558,376	$341,038	$2,347,031	$795,879	$322,292	$13,004,146
Special mention	842	84,948	1,502	15,675	2,985	1,034	106,986
Substandard	1,786	133,316	2,347	20,585	4,737	2,793	165,564
Doubtful	—	377	—	15	—	229	621
Ungraded	—	2,115	1,143	123,861	—	—	127,119
Total	$642,158	$8,779,132	$346,030	$2,507,167	$803,601	$326,348	$13,404,436

	December 31, 2015
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$611,314	$8,024,831	$318,187	$2,219,606	$719,338	$311,401	$12,204,677
Special mention	5,191	100,220	475	19,361	4,869	1,905	132,021
Substandard	3,847	146,071	959	21,322	6,375	1,526	180,100
Doubtful	—	599	—	408	169	—	1,176
Ungraded	—	2,827	1,400	108,261	27	—	112,515
Total	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$12,630,489

	September 30, 2016
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,773,431	$2,555,674	$231,164	$1,393,611	$6,953,880
30-59 days past due	18,992	8,039	2,405	4,675	34,111
60-89 days past due	5,822	2,359	53	2,476	10,710
90 days or greater past due	15,669	7,014	761	2,199	25,643
Total	$2,813,914	$2,573,086	$234,383	$1,402,961	$7,024,344

	December 31, 2015
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,651,209	$2,502,065	$214,555	$1,210,832	$6,578,661
30-59 days past due	23,960	11,706	3,211	5,545	44,422
60-89 days past due	7,536	3,704	669	1,822	13,731
90 days or greater past due	13,280	5,631	1,638	1,622	22,171
Total	$2,695,985	$2,523,106	$220,073	$1,219,821	$6,658,985

 PCI loans outstanding at September 30, 2016 and December 31, 2015 by credit quality indicator are provided below:

	September 30, 2016
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$11,740	$255,822	$9,891	$6,679	$2,040	$286,172
Special mention	655	81,955	55	558	—	83,223
Substandard	7,738	142,291	3,427	3,588	1,127	158,171
Doubtful	3,005	11,088	1,169	311	—	15,573
Ungraded	—	24	241	301	—	566
Total	$23,138	$491,180	$14,783	$11,437	$3,167	$543,705

	December 31, 2015
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$14,710	$262,579	$7,366	$9,302	$706	$294,663
Special mention	758	87,870	60	937	—	89,625
Substandard	14,131	163,801	9,229	4,588	1,302	193,051
Doubtful	4,281	10,875	—	282	—	15,438
Ungraded	—	343	421	73	—	837
Total	$33,880	$525,468	$17,076	$15,182	$2,008	$593,614

	September 30, 2016
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$241,341	$39,006	$83	$1,908	$282,338
30-59 days past due	9,719	705	—	82	10,506
60-89 days past due	4,837	338	—	18	5,193
90 days or greater past due	22,975	3,460	—	23	26,458
Total	$278,872	$43,509	$83	$2,031	$324,495

	December 31, 2015
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$257,207	$47,901	$—	$1,981	$307,089
30-59 days past due	12,318	1,127	—	86	13,531
60-89 days past due	4,441	501	—	132	5,074
90 days or greater past due	28,192	2,942	—	74	31,208
Total	$302,158	$52,471	$—	$2,273	$356,902

The aging of the outstanding non-PCI loans and leases, by class, at September 30, 2016 and December 31, 2015 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2016
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,357	$4	$320	$1,681	$640,477	$642,158
Commercial mortgage	10,877	3,014	12,854	26,745	8,752,387	8,779,132
Other commercial real estate	989	—	—	989	345,041	346,030
Commercial and industrial	4,061	1,402	907	6,370	2,500,797	2,507,167
Lease financing	1,152	588	341	2,081	801,520	803,601
Residential mortgage	18,992	5,822	15,669	40,483	2,773,431	2,813,914
Revolving mortgage	8,039	2,359	7,014	17,412	2,555,674	2,573,086
Construction and land development - noncommercial	2,405	53	761	3,219	231,164	234,383
Consumer	4,675	2,476	2,199	9,350	1,393,611	1,402,961
Other	319	158	165	642	325,706	326,348
Total non-PCI loans and leases	$52,866	$15,876	$40,230	$108,972	$20,319,808	$20,428,780

	December 31, 2015
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$987	$283	$463	$1,733	$618,619	$620,352
Commercial mortgage	13,023	3,446	14,495	30,964	8,243,584	8,274,548
Other commercial real estate	884	—	142	1,026	319,995	321,021
Commercial and industrial	2,133	1,079	1,780	4,992	2,363,966	2,368,958
Lease financing	2,070	2	164	2,236	728,542	730,778
Residential mortgage	23,960	7,536	13,280	44,776	2,651,209	2,695,985
Revolving mortgage	11,706	3,704	5,631	21,041	2,502,065	2,523,106
Construction and land development - noncommercial	3,211	669	1,638	5,518	214,555	220,073
Consumer	5,545	1,822	1,622	8,989	1,210,832	1,219,821
Other	3	164	134	301	314,531	314,832
Total non-PCI loans and leases	$63,522	$18,705	$39,349	$121,576	$19,167,898	$19,289,474

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2016 and December 31, 2015 for non-PCI loans and leases, were as follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$472	$—	$425	$273
Commercial mortgage	31,681	288	42,116	242
Other commercial real estate	93	—	239	—
Commercial and industrial	3,621	206	6,235	953
Lease financing	666	182	389	—
Residential mortgage	33,206	40	29,977	838
Revolving mortgage	13,700	—	12,704	—
Construction and land development - noncommercial	1,434	—	2,164	—
Consumer	1,924	1,163	1,472	1,007
Other	246	—	133	2
Total non-PCI loans and leases	$87,043	$1,879	$95,854	$3,315
Purchased credit-impaired loans (PCI) loans
The following table relates to PCI loans acquired in the NMSB and FCSB acquisitions and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$108,649
Cash flows expected to be collected	$93,178
Fair value of loans at acquisition	$80,690
The recorded fair values of PCI loans acquired in the NMSB and FCSB acquisitions as of the acquisition date were as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$684
Commercial mortgage	50,372
Other commercial real estate	2,629
Commercial and industrial	3,630
Other	1,619
Total commercial loans	58,934
Noncommercial:
Residential mortgage	18,934
Revolving mortgage	1,238
Construction and land development	340
Consumer	1,244
Total noncommercial loans	21,756
Total PCI loans	$80,690
The following table provides changes in the carrying value of all purchased credit-impaired loans during the nine months ended September 30, 2016 and September 30, 2015:

(Dollars in thousands)	2016	2015
Balance at January 1	$950,516	$1,186,498
Fair value of acquired loans	80,690	154,496
Accretion	59,066	91,642
Payments received and other changes, net	(222,072)	(388,572)
Balance at September 30	$868,200	$1,044,064
Unpaid principal balance at September 30	$1,475,149	$1,788,136

The carrying value of loans on the cost recovery method was $545 thousand at September 30, 2016 and $5.3 million at December 31, 2015. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $4.1 million and $7.6 million at September 30, 2016 and December 31, 2015, respectively.

For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first nine months of 2016 and 2015.

(Dollars in thousands)	2016	2015
Balance at January 1	$343,856	$418,160
Additions from acquisitions	12,488	53,192
Accretion	(59,066)	(91,642)
Reclassifications from nonaccretable difference	25,595	15,687
Changes in expected cash flows that do not affect nonaccretable difference	28,633	(53,458)
Balance at September 30	$351,506	$341,939

During the three months ended September 30, 2016 and September 30, 2015, accretion income on PCI loans was $17.2 million and $32.5 million, respectively.
Purchased non-PCI loans and leases
The following table relates to purchased non-PCI loans and leases from the Cordia transaction and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of acquired loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$296,529
Cash flows not expected to be collected	$2,678
Fair value of loans at acquisition	$241,392
The recorded fair values of purchased non-PCI loans and leases acquired in the Cordia transaction as of the acquisition date are as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$3,066
Commercial mortgage	77,455
Other commercial real estate	22,174
Commercial and industrial	31,773
Total commercial loans	134,468
Noncommercial:
Residential mortgage	16,839
Revolving mortgage	9,867
Consumer	80,218
Total noncommercial loans	106,924
Total non-PCI loans and leases	$241,392

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at July 1	$17,169	$71,613	$2,138	$43,908	$5,766	$1,755	$16,076	$16,728	$1,653	$19,647	$196,453
Provision	835	(2,163)	150	2,954	274	183	531	679	88	3,899	7,430
Charge-offs	(77)	(461)	—	(1,198)	(132)	—	(328)	(391)	—	(3,623)	(6,210)
Recoveries	69	378	13	328	5	170	334	256	—	1,092	2,645
Balance at September 30	$17,996	$69,367	$2,301	$45,992	$5,913	$2,108	$16,613	$17,272	$1,741	$21,015	$200,318

	Three months ended September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at July 1	$13,079	$80,436	$804	$39,392	$4,706	$1,188	$12,705	$17,290	$1,133	$22,116	$192,849
Provision	1,189	(5,664)	291	(799)	424	(58)	520	871	114	450	(2,662)
Charge-offs	(336)	(411)	—	(784)	(7)	—	(394)	(677)	—	(2,409)	(5,018)
Recoveries	129	794	15	296	16	45	314	363	3	762	2,737
Balance at September 30	$14,061	$75,155	$1,110	$38,105	$5,139	$1,175	$13,145	$17,847	$1,250	$20,919	$187,906

	Nine months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Provision	2,069	(1,067)	(34)	5,236	337	(109)	2,794	3,306	253	8,193	20,978
Charge-offs	(639)	(454)	—	(3,690)	(93)	(22)	(680)	(2,507)	—	(9,868)	(17,953)
Recoveries	278	992	167	1,330	145	384	394	502	3	3,194	7,389
Balance at September 30	$17,996	$69,367	$2,301	$45,992	$5,913	$2,108	$16,613	$17,272	$1,741	$21,015	$200,318

	Nine months ended September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Provision	2,380	(11,221)	522	11,294	843	(2,100)	2,495	440	306	10,029	14,988
Charge-offs	(575)	(691)	(178)	(4,815)	(28)	—	(768)	(2,086)	(22)	(7,935)	(17,098)
Recoveries	295	1,878	34	899	38	91	757	843	74	2,270	7,179
Balance at September 30	$14,061	$75,155	$1,110	$38,105	$5,139	$1,175	$13,145	$17,847	$1,250	$20,919	$187,906

The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$239	$3,126	$118	$1,059	$45	$22	$2,077	$1,046	$—	$640	$8,372
ALLL for loans and leases collectively evaluated for impairment	17,757	66,241	2,183	44,933	5,868	2,086	14,536	16,226	1,741	20,375	191,946
Total allowance for loan and lease losses	$17,996	$69,367	$2,301	$45,992	$5,913	$2,108	$16,613	$17,272	$1,741	$21,015	$200,318

Loans and leases:
Loans and leases individually evaluated for impairment	$3,304	$79,833	$1,601	$10,672	$1,146	$443	$29,327	$7,708	$406	$1,560	$136,000
Loans and leases collectively evaluated for impairment	638,854	8,699,299	344,429	2,496,495	802,455	325,905	2,784,587	2,565,378	233,977	1,401,401	20,292,780
Total loan and leases	$642,158	$8,779,132	$346,030	$2,507,167	$803,601	$326,348	$2,813,914	$2,573,086	$234,383	$1,402,961	$20,428,780

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$123	$3,370	$289	$1,118	$213	$—	$1,212	$299	$49	$527	$7,200
ALLL for loans and leases collectively evaluated for impairment	16,165	66,526	1,879	41,998	5,311	1,855	12,893	15,672	1,436	18,969	182,704
Total allowance for loan and lease losses	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904

Loans and leases:
Loans and leases individually evaluated for impairment	$3,094	$95,107	$427	$17,910	$1,755	$1,183	$22,986	$5,883	$784	$1,238	$150,367
Loans and leases collectively evaluated for impairment	617,258	8,179,441	320,594	2,351,048	729,023	313,649	2,672,999	2,517,223	219,289	1,218,583	19,139,107
Total loan and leases	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$2,695,985	$2,523,106	$220,073	$1,219,821	$19,289,474

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at July 1	$280	$5,759	$616	$285	$4,298	$238	$—	$79	$11,555
Provision	74	406	(378)	101	(134)	(21)	—	29	77
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$354	$6,165	$238	$386	$4,164	$217	$—	$108	$11,632

	Three months ended September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at July 1	$569	$6,428	$69	$323	$5,842	$2,051	$—	$186	$15,468
Provision	632	2,187	235	118	(281)	(151)	—	29	2,769
Charge-offs	—	(48)	—	(39)	(15)	(577)	—	(1)	(680)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$1,201	$8,567	$304	$402	$5,546	$1,323	$—	$214	$17,557

	Nine months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$1,082	$7,838	$773	$445	$5,398	$523	$—	$253	$16,312
Provision	(728)	(1,508)	(530)	(59)	(863)	(306)	—	(72)	(4,066)
Charge-offs	—	(165)	(5)	—	(371)	—	—	(73)	(614)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$354	$6,165	$238	$386	$4,164	$217	$—	$108	$11,632

	Nine months ended September 30, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629
Provision	1,148	(803)	229	(514)	21	(1,918)	(183)	650	(1,370)
Charge-offs	(97)	(765)	—	(324)	(295)	(758)	—	(463)	(2,702)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30	$1,201	$8,567	$304	$402	$5,546	$1,323	$—	$214	$17,557

The following tables show the ending balances of PCI loans and leases and related allowance by class of loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$354	$6,165	$238	$386	$4,164	$217	$—	$108	$11,632

Loans and leases acquired with deteriorated credit quality	23,138	491,180	14,783	11,437	278,872	43,509	83	5,198	868,200

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$1,082	$7,838	$773	$445	$5,398	$523	$—	$253	$16,312

Loans and leases acquired with deteriorated credit quality	33,880	525,468	17,076	15,182	302,158	52,471	—	4,281	950,516
As of September 30, 2016, and December 31, 2015, $325.9 million and $469.3 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $11.6 million and $16.3 million, respectively.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, as of September 30, 2016 and December 31, 2015 including interest income recognized in the period during which the loans and leases were considered impaired.

	September 30, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,824	$1,480	$3,304	$3,819	$239
Commercial mortgage	35,987	43,846	79,833	86,354	3,126
Other commercial real estate	585	1,016	1,601	1,923	118
Commercial and industrial	6,518	4,154	10,672	11,133	1,059
Lease financing	1,003	143	1,146	1,153	45
Other	125	318	443	532	22
Residential mortgage	16,897	12,430	29,327	30,353	2,077
Revolving mortgage	5,266	2,442	7,708	9,245	1,046
Construction and land development - noncommercial	163	243	406	406	—
Consumer	1,383	177	1,560	1,655	640
Total non-PCI impaired loans and leases	$69,751	$66,249	$136,000	$146,573	$8,372

	December 31, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,623	$1,471	$3,094	$4,428	$123
Commercial mortgage	41,793	53,314	95,107	103,763	3,370
Other commercial real estate	305	122	427	863	289
Commercial and industrial	8,544	9,366	17,910	21,455	1,118
Lease financing	1,651	104	1,755	1,956	213
Other	—	1,183	1,183	1,260	—
Residential mortgage	10,097	12,889	22,986	25,043	1,212
Revolving mortgage	1,105	4,778	5,883	7,120	299
Construction and land development - noncommercial	693	91	784	784	49
Consumer	1,050	188	1,238	1,294	527
Total non-PCI impaired loans and leases	$66,861	$83,506	$150,367	$167,966	$7,200

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30, 2016		Three months ended September 30, 2015
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,297	$44	$3,257	$37
Commercial mortgage	78,994	642	99,613	803
Other commercial real estate	1,571	13	539	6
Commercial and industrial	9,676	84	17,005	130
Lease financing	1,169	14	1,939	21
Other	569	6	1,543	20
Residential mortgage	28,008	214	19,945	141
Revolving mortgage	7,373	48	5,064	29
Construction and land development - noncommercial	408	5	1,027	12
Consumer	1,507	20	1,176	19
Total non-PCI impaired loans and leases	$132,572	$1,090	$151,108	$1,218

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,232	$125	$3,148	$107
Commercial mortgage	83,794	2,024	88,614	2,405
Other commercial real estate	957	25	498	7
Commercial and industrial	11,722	319	13,815	379
Lease financing	1,347	49	1,664	55
Other	818	30	1,789	20
Residential mortgage	25,497	564	17,376	401
Revolving mortgage	6,701	120	4,022	68
Construction and land development - noncommercial	459	16	821	28
Consumer	1,398	58	1,117	58
Total non-PCI impaired loans and leases	$135,925	$3,330	$132,864	$3,528

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

The following table provides a summary of total TDRs by accrual status.

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,244	$257	$3,501	$3,624	$257	$3,881
Commercial mortgage	69,056	15,948	85,004	65,812	18,728	84,540
Other commercial real estate	1,793	88	1,881	1,751	89	1,840
Commercial and industrial	7,384	2,489	9,873	8,833	3,341	12,174
Lease financing	917	124	1,041	1,191	169	1,360
Other	362	81	443	1,183	—	1,183
Total commercial TDRs	82,756	18,987	101,743	82,394	22,584	104,978
Noncommercial
Residential mortgage	31,463	6,598	38,061	25,427	7,129	32,556
Revolving mortgage	6,402	1,255	7,657	3,600	1,705	5,305
Construction and land development - noncommercial	406	—	406	784	—	784
Consumer and other	1,341	217	1,558	1,091	129	1,220
Total noncommercial TDRs	39,612	8,070	47,682	30,902	8,963	39,865
Total TDRs	$122,368	$27,057	$149,425	$113,296	$31,547	$144,843
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
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Accruing TDRs:
PCI	$25,168	$29,231
Non-PCI	97,200	84,065
Total accruing TDRs	122,368	113,296
Nonaccruing TDRs:
PCI	318	1,420
Non-PCI	26,739	30,127
Total nonaccruing TDRs	27,057	31,547
All TDRs:
PCI	25,486	30,651
Non-PCI	123,939	114,192
Total TDRs	$149,425	$144,843

The following tables provide the types of TDRs made during the three and nine months ended September 30, 2016 and September 30, 2015, as well as a summary of loans that were modified as a TDR during the twelve month periods ended September 30, 2016 and September 30, 2015 that subsequently defaulted during the three and nine months ended September 30, 2016 and September 30, 2015. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2016				Three months ended September 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Residential mortgage	1	$124	1	$124	—	$—	—	$—
Construction and land development - noncommercial	—	—	—	—	1	92	—	—
Total interest only	1	124	1	124	1	92	—	—

Loan term extension
Commercial mortgage	3	1,321	—	—	1	75	—	—
Commercial and industrial	1	22	—	—	3	1,445	—	—
Residential mortgage	4	572	—	—	—	—	—	—
Consumer	1	9	—	—	—	—	—	—
Total loan term extension	9	1,924	—	—	4	1,520	—	—

Below market interest rate
Construction and land development - commercial	7	128	2	16	4	193	—	—
Commercial mortgage	6	2,651	1	32	8	1,248	—	—
Other commercial real estate	2	178	—	—	2	124	—	—
Commercial and industrial	12	2,340	5	569	3	1,797	1	1,757
Lease financing	2	81	2	81	—	—	—	—
Residential mortgage	37	2,449	13	849	25	1,592	4	158
Revolving mortgage	1	12	—	—	1	37	—	—
Consumer	3	31	2	17	2	17	—	—
Other	1	44	—	—	—	—	—	—
Total below market interest rate	71	7,914	25	1,564	45	5,008	5	1,915

Discharged from bankruptcy
Construction and land development - commercial	1	23	1	23	2	21	—	—
Commercial mortgage	1	13	1	13	2	965	1	275
Commercial and industrial	—	—	—	—	2	148	—	—
Residential mortgage	2	29	6	143	6	395	—	—
Revolving mortgage	9	407	3	37	9	666	2	162
Consumer	11	150	5	74	6	91	2	39
Total discharged from bankruptcy	24	622	16	290	27	2,286	5	476

Total non-PCI restructurings	105	$10,584	42	$1,978	77	$8,906	10	$2,391

	Nine months ended September 30, 2016				Nine months ended September 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	1	$245	1	$245	2	$68	—	$—
Commercial and industrial	—	—	—	—	2	1,112	1	—
Residential mortgage	1	124	1	124	—	—	—	—
Construction and land development - noncommercial	—	—	—	—	1	92	—	—
Total interest only	2	369	2	369	5	1,272	1	—

Loan term extension
Construction and land development - commercial	2	424	—	—	1	204	1	204
Commercial mortgage	7	2,407	—	—	7	1,406	—	—
Other commercial real estate	1	743	—	—	—	—	—	—
Commercial and industrial	1	22	1	—	4	1,473	—	—
Residential mortgage	11	1,539	—	—	—	—	—	—
Revolving mortgage	—	—	—	—	1	9	—	—
Consumer	1	9	—	—	1	5	—	—
Total loan term extension	23	5,144	1	—	14	3,097	1	204

Below market interest rate
Construction and land development - commercial	14	510	4	43	14	626	—	—
Commercial mortgage	34	8,983	11	1,719	31	7,880	1	1,757
Other commercial real estate	3	652	1	9	2	124	—	—
Commercial and industrial	26	3,086	12	2,121	13	2,476	—	—
Lease financing	2	81	2	81	—	—	—	—
Residential mortgage	137	8,703	37	2,301	90	4,946	7	213
Revolving mortgage	5	109	—	—	6	140	—	—
Construction and land development - noncommercial	—	—	—	—	2	253	—	—
Consumer	6	49	3	17	13	120	—	—
Other	2	125	1	81	1	1,464	—	—
Total below market interest rate	229	22,298	71	6,372	172	18,029	8	1,970

Discharged from bankruptcy
Construction and land development - commercial	1	23	1	23	2	21	—	—
Commercial mortgage	3	291	1	13	3	1,562	1	275
Commercial and industrial	3	135	—	—	3	148	—	—
Residential mortgage	18	1,030	14	647	20	938	—	—
Revolving mortgage	42	2,564	13	177	47	2,230	6	320
Consumer	40	467	12	137	16	187	2	39
Total discharged from bankruptcy	107	4,510	41	997	91	5,086	9	634

Total non-PCI restructurings	361	$32,321	115	$7,738	282	$27,484	19	$2,808

	Three months ended September 30, 2016				Three months ended September 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Residential mortgage	2	$140	1	$79	3	$223	1	$47
Total below market interest rate	2	140	1	79	3	223	1	47

Discharged from bankruptcy
Commercial mortgage	1	2,985	—	—	—	—	—	—
Revolving mortgage	—	—	—	—	1	105	—	—
Total discharged from bankruptcy	1	2,985	—	—	1	105	—	—
Total PCI restructurings	3	$3,125	1	$79	4	$328	1	$47

	Nine months ended September 30, 2016				Nine months ended September 30, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Construction and land development - commercial	1	$53	—	$—	—	$—	—	$—
Commercial mortgage	3	2,026	—	—	—	—	—	—
Residential mortgage	3	188	1	79	11	766	1	47
Total below market interest rate	7	2,267	1	79	11	766	1	47

Discharged from bankruptcy
Commercial mortgage	1	2,985	—	—	—	—	—	—
Residential mortgage	—	—	—	—	1	78	—	—
Revolving mortgage	—	—	—	—	1	105	—	—
Total discharged from bankruptcy	1	2,985	—	—	2	183	—	—
Total PCI restructurings	8	$5,252	1	$79	13	$949	1	$47

For the three and nine months ended September 30, 2016 and September 30, 2015, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the nine months ended September 30, 2016 and September 30, 2015.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2014	$22,982	$70,454	$93,436
Additions	6,202	38,022	44,224
Sales	(17,539)	(46,612)	(64,151)
Write-downs	(1,387)	(2,263)	(3,650)
Transfers (1)	(2,106)	2,106	—
Balance at September 30, 2015	$8,152	$61,707	$69,859

Balance at December 31, 2015	$6,817	$58,742	$65,559
Additions	4,851	26,666	31,517
Additions acquired in the Cordia Bancorp, Inc. acquisition	—	1,170	1,170
Additions acquired in the First CornerStone Bank acquisition	—	375	375
Sales	(781)	(23,402)	(24,183)
Write-downs	(580)	(4,894)	(5,474)
Transfers (1)	(9,716)	9,716	—
Balance at September 30, 2016	$591	$68,373	$68,964
(1) Transfers include OREO balances associated with expired or terminated loss share agreements.
At September 30, 2016 and December 31, 2015, BancShares had $14.8 million and $16.1 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $20.7 million and $15.6 million at September 30, 2016 and December 31, 2015, respectively.
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

The early termination agreement eliminated FCB's FDIC loss share payable for SAB and CCB. The remaining FDIC loss share payable balance at September 30, 2016 was $95.8 million. In conjunction with the early termination, FCB adjusted the FDIC loss share payable under the two remaining loss share agreements with clawback provisions and released other related reserves. The clawback liabilities were adjusted in order to conform to the methodology used to determine the net termination payment. The adjustment to the clawback liabilities is accounted for by management as a change in estimate. The total one-time pre-tax benefit of these adjustments was $20.0 million. The resulting positive net impact to pre-tax earnings from the early termination of the FDIC loss share agreements was $16.6 million during the second quarter of 2016. See Note L for further information related to FCB's payable to the FDIC for loss share agreements.

The remaining receivable from the FDIC for the United Western Bank (UWB), First Regional Bank (FRB), Venture Bank (VB) and Georgian Bank (GB) loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. Amortization reflects changes in the FDIC loss share receivable due to credit improvement. Cash payments to FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss claim estimates related to acquired loans and OREO still subject to loss share reporting requirements. At the beginning of the second quarter of 2016, the loss share protection expired for non-single family residential loans acquired from UWB. As of September 30, 2016, loss share protection has expired or has been terminated for all non-single family residential loans. Loss share protection remains only for single family residential loans acquired from UWB, VB and GB in the amount of $91.5 million.

The following table provides changes in the receivable from the FDIC for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$5,281	$5,808	$4,054	$28,701
Amortization	(1,017)	(2,343)	(4,259)	(8,835)
Net cash payments to FDIC	3,199	13,915	16,701	24,805
Post-acquisition adjustments	(4,355)	(8,104)	(11,926)	(35,395)
Termination of FDIC loss share agreements	—	—	(1,462)	—
Ending balance	$3,108	$9,276	$3,108	$9,276

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.39 billion and $2.15 billion as of September 30, 2016 and December 31, 2015, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset on the Consolidated Balance Sheets and are initially recorded at fair value.

The activity of the servicing asset for the three and nine months ended September 30, 2016 and 2015 is presented in the following table:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$16,824	$18,162	$19,351	$16,688
Servicing rights originated	1,923	1,857	4,251	4,446
Amortization	(1,377)	(695)	(3,978)	(2,657)
Valuation allowance reversal (provision)	360	3	(1,894)	850
Ending balance	$17,730	$19,327	$17,730	$19,327

The following table presents the activity in the servicing asset valuation allowance for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$2,349	$3	$95	$850
Valuation allowance (reversal) provision	(360)	(3)	1,894	(850)
Ending balance	$1,989	$—	$1,989	$—
As of September 30, 2016, the carrying value of BancShares' mortgage servicing rights was $17.7 million. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended September 30, 2016 and 2015 were $1.5 million and $904 thousand, respectively. For the nine months ended September 30, 2016 and 2015, contractually specified mortgage servicing fees, late fees, and ancillary fees earned were $4.3 million and $3.6 million, respectively, and are included in mortgage income in the Consolidated Statements of Income.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1.4 million and $695 thousand for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense related to mortgage servicing rights was $4.0 million and $2.7 million, respectively. Mortgage income included an impairment reversal of $360 thousand and $3 thousand for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, mortgage income included an impairment of $1.9 million and an impairment reversal of $850 thousand, respectively.

Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Discount rate - conventional fixed loans	8.60%	9.31%
Discount rate - all loans excluding conventional fixed loans	9.60%	10.31%
Weighted average constant prepayment rate	14.83%	11.01%
Weighted average cost to service a loan	$62.75	$56.61
NOTE I - REPURCHASE AGREEMENTS
BancShares utilizes securities sold under agreements to repurchase to facilitate the needs of customers and secure short-term funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are generally reflected as short-term borrowings on the Consolidated Balance Sheets.
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $826.0 million and $722.0 million at September 30, 2016 and December 31, 2015, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables.

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$717,429	$—	$—	$25,716	$743,145
Government agency	—	—	—	4,284	4,284
Total borrowings	$717,429	$—	$—	$30,000	$747,429
Gross amount of recognized liabilities for repurchase agreements					$747,429

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$592,182	$—	$—	$25,724	$617,906
Government agency	—	—	—	4,276	4,276
Total borrowings	$592,182	$—	$—	$30,000	$622,182
Gross amount of recognized liabilities for repurchase agreements					$622,182
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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. U.S. Treasury, government agency, mortgage-backed securities, municipal securities, corporate bonds and trust preferred securities are generally measured at fair value using a third party pricing service or recent comparable market transactions in similar or identical securities and are classified as level 2 instruments. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded on a heavily active market and as Level 2 if the observable closing price is from a less than active market.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2016 and December 31, 2015. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered level 2. Lastly, the receivable from the FDIC for loss share agreements is designated as level 3.

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$495,705	$495,705	$534,086	$534,086
Overnight investments	2,997,086	2,997,086	2,063,132	2,063,132
Investment securities available for sale	6,384,815	6,384,815	6,861,293	6,861,293
Investment securities held to maturity	125	133	255	265
Loans held for sale	95,910	95,910	59,766	59,766
Net loans and leases	21,085,030	20,531,249	20,033,774	19,353,325
Receivable from the FDIC for loss share agreements	3,108	3,108	4,054	4,054
Income earned not collected	74,933	74,933	70,036	70,036
Federal Home Loan Bank stock	43,495	43,495	37,511	37,511
Mortgage servicing rights	17,730	17,965	19,351	19,495
Deposits	27,925,253	27,913,775	26,930,755	26,164,472
Short-term borrowings	730,214	730,214	594,733	594,733
Long-term obligations	840,266	870,386	704,155	718,102
Payable to the FDIC for loss share agreements	95,779	101,117	126,453	131,894
Accrued interest payable	4,051	4,051	5,713	5,713
Interest rate swap (1)	—	—	1,429	1,429
(1) The interest rate swap agreement expired in June 2016.

Among BancShares' assets and liabilities, investment securities available for sale, loans held for sale and interest rates swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2016 and December 31, 2015.

	September 30, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,549,530	$—	$1,549,530	$—
Government agency	169,859	—	169,859	—
Mortgage-backed securities	4,528,370	—	4,528,370	—
Equity securities	93,011	25,437	67,574	—
Corporate bonds	41,945	—	41,945	—
Other	2,100	—	2,100	—
Total investment securities available for sale	$6,384,815	$25,437	$6,359,378	$—
Loans held for sale	$95,910	$—	$95,910	$—

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,674,882	$—	$1,674,882	$—
Government agency	498,660	—	498,660	—
Mortgage-backed securities	4,668,198	—	4,668,198	—
Equity securities	8,893	1,668	7,225	—
Corporate bonds	8,500	—	8,500	—
Other	2,160	—	2,160	—
Total investment securities available for sale	$6,861,293	$1,668	$6,859,625	$—
Loans held for sale	$59,766	$—	$59,766	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$1,429	$—	$1,429	$—
There were no transfers between levels during the three or nine months ended September 30, 2016.
Fair Value Option
BancShares has elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of September 30, 2016 and December 31, 2015.

	September 30, 2016
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$95,910	$93,447	$2,463

	December 31, 2015
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$59,766	$58,890	$876
No loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2016 or December 31, 2015.

The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2016	2015	2016	2015
(Losses) gains from fair value changes on loans held for sale	$(51)	$1,347	$1,588	$1,316
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
OREO is measured and reported at fair value using asset valuations. Asset values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information. OREO that has been acquired or written down in the current year is deemed to be at fair value and included in the table below.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2016 and December 31, 2015.

	September 30, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$61,379	$—	$—	$61,379
Other real estate not covered under loss share agreements remeasured during current year	45,564	—	—	45,564
Other real estate covered under loss share agreements remeasured during current year	401	—	—	401
Mortgage servicing rights	16,688	—	—	16,688

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$64,197	$—	$—	$64,197
Other real estate not covered under loss share agreements remeasured during current year	44,571	—	—	44,571
Other real estate covered under loss share agreements remeasured during current year	4,403	—	—	4,403
Mortgage servicing rights	17,997	—	—	17,997
No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and legacy Bancorporation employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three and nine months ended September 30, 2016 and 2015, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$3,153	$3,358	$9,463	$10,561
Interest cost	7,218	6,732	21,668	20,230
Expected return on assets	(9,155)	(8,302)	(27,481)	(24,896)
Amortization of prior service cost	54	53	158	158
Amortization of net actuarial loss	1,714	2,863	5,144	8,531
Net periodic benefit cost	$2,984	$4,704	$8,952	$14,584
Bancorporation Plan
For the three and nine months ended September 30, 2016 and 2015, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$642	$641	$1,925	$2,506
Interest cost	1,694	1,540	5,081	4,795
Expected return on assets	(2,775)	(2,873)	(8,325)	(8,612)
Net periodic benefit cost	$(439)	$(692)	$(1,319)	$(1,311)
No contributions were made during the three and nine months ended September 30, 2016 to the BancShares or Bancorporation pension plans. BancShares does not expect to make any contributions to either of the defined benefit pension plans during 2016.
NOTE L - COMMITMENTS AND CONTINGENCIES
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At September 30, 2016, BancShares had unused commitments that were $8.70 billion, compared to $7.95 billion at December 31, 2015. Total unfunded commitments relating to investments in affordable housing projects was $52.8 million and $41.8 million at September 30, 2016 and December 31, 2015, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheets. Affordable housing project investments were $104.8 million and $85.6 million at September 30, 2016 and December 31, 2015, respectively, and are included in other assets on the Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At September 30, 2016 and December 31, 2015, BancShares had standby letters of credit amounting to $78.1 million and $77.9 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million as of September 30, 2016 and December 31, 2015 for estimated losses arising from these standard representation and warranty provisions.

BancShares recorded a receivable from the FDIC totaling $3.1 million and $4.1 million as of September 30, 2016 and December 31, 2015, respectively, for the expected reimbursement of losses on assets covered under various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies. See Note G for additional information on the receivable from the FDIC regarding the early termination of five loss share agreements during the second quarter of 2016.

The loss share agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of September 30, 2016 and December 31, 2015, the estimated clawback liability was $95.8 million and $126.5 million, respectively. See Note G for additional information on the clawback liability regarding the early termination of the five loss share agreements during the second quarter of 2016.

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
BancShares’ interest rate swap was fully effective since inception. Therefore, changes in the fair value of the interest rate swap had no impact on net income. For the three months ended September 30, 2015, BancShares recognized interest expense of $829 thousand, and for the nine months ended September 30, 2016 and 2015, BancShares recognized interest expense of $1.5 million and $2.5 million, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

NOTE N - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized gains (losses) on investment securities available for sale, net	$48,618	$18,288	$30,330	$(24,504)	$(9,379)	$(15,125)
Unrealized loss on cash flow hedge	—	—	—	(1,429)	(537)	(892)
Funded status of defined benefit plans	(73,117)	(28,003)	(45,114)	(78,419)	(29,996)	(48,423)
Total	$(24,499)	$(9,715)	$(14,784)	$(104,352)	$(39,912)	$(64,440)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30, 2016
(Dollars in thousands)	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$31,213	$—	$(46,240)	$(15,027)
Other comprehensive loss before reclassifications	(722)	—	—	(722)
Amounts reclassified from accumulated other comprehensive income (loss)	(161)	—	1,126	965
Net current period other comprehensive (loss) income	(883)	—	1,126	243
Ending balance	$30,330	$—	$(45,114)	$(14,784)

	Three months ended September 30, 2015
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$2,604	$(1,875)	$(51,888)	$(51,159)
Other comprehensive income before reclassifications	17,494	421	—	17,915
Amounts reclassified from accumulated other comprehensive income (loss)	(3,470)	—	1,838	(1,632)
Net current period other comprehensive income	14,024	421	1,838	16,283
Ending balance	$16,628	$(1,454)	$(50,050)	$(34,876)

	Nine months ended September 30, 2016
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(15,125)	$(892)	$(48,423)	$(64,440)
Other comprehensive income before reclassifications	56,381	892	—	57,273
Amounts reclassified from accumulated other comprehensive income (loss)	(10,926)	—	3,309	(7,617)
Net current period other comprehensive income	45,455	892	3,309	49,656
Ending balance	$30,330	$—	$(45,114)	$(14,784)

	Nine months ended September 30, 2015
	Unrealized gains (losses) on available for sale securities[1]	Gains (losses) on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$5,098	$(2,664)	$(55,415)	$(52,981)
Other comprehensive income before reclassifications	18,222	1,210	—	19,432
Amounts reclassified from accumulated other comprehensive income (loss)	(6,692)	—	5,365	(1,327)
Net current period other comprehensive income	11,530	1,210	5,365	18,105
Ending balance	$16,628	$(1,454)	$(50,050)	$(34,876)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and nine months ended September 30, 2016 and September 30, 2015:

(Dollars in thousands)	Three months ended September 30, 2016
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$352	Securities gains
	(191)	Income taxes
	$161	Net income
Amortization of defined benefit pension items
Prior service costs	$(54)	Employee benefits
Actuarial losses	(1,714)	Employee benefits
	(1,768)	Employee benefits
	642	Income taxes
	$(1,126)	Net income
Total reclassifications for the period	$(965)

	Three months ended September 30, 2015
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$5,564	Securities gains
	(2,094)	Income taxes
	$3,470	Net income
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(2,863)	Employee benefits
	(2,916)	Employee benefits
	1,078	Income taxes
	$(1,838)	Net income
Total reclassifications for the period	$1,632

	Nine months ended September 30, 2016
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$17,509	Securities gains
	(6,583)	Income taxes
	$10,926	Net income
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(5,144)	Employee benefits
	(5,302)	Employee benefits
	1,993	Income taxes
	$(3,309)	Net income
Total reclassifications for the period	$7,617

	Nine months ended September 30, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$10,837	Securities gains
	(4,145)	Income taxes
	$6,692	Net income
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(8,531)	Employee benefits
	(8,689)	Employee benefits
	3,324	Income taxes
	$(5,365)	Net income
Total reclassifications for the period	$1,327
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Significant Events in 2016
On September 1, 2016, First Citizens Bank completed the merger of Midlothian, Virginia-based Cordia Bancorp, Inc. (Cordia) and its subsidiary, Bank of Virginia (BVA) into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The Cordia acquisition contributed $241.4 million in loans and leases, $292.2 million in deposit balances and $10.8 million of goodwill at the acquisition date.
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
On May 6, 2016, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase certain assets and assume certain liabilities of First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania. As a result of the transaction, FCB recorded loans with a fair value of $43.8 million and investment securities with a fair value of $4.6 million. The fair value of deposits assumed was $96.9 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result, FCB recorded a gain on the acquisition of $2.1 million which was recorded in the second quarter of 2016. In the third quarter of 2016, refinements were made to the initial fair values primarily based upon updated collateral valuations resulting in an increase of $837 thousand to the gain on acquisition recognized in the three months ended September 30, 2016. These adjustments brought the total gain on the transaction to $3.0 million recognized in noninterest income for the nine months ended September 30, 2016.
In March 2016, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of North Milwaukee State Bank of Milwaukee, Wisconsin (NMSB). As a result of the NMSB transaction, FCB recorded loans with a fair value of $36.9 million and investment securities with a fair value of $9.4 million. The fair value of deposits assumed was $59.2 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result, an acquisition gain of $1.7 million was recorded in the first quarter of 2016. In the second quarter of 2016, refinements were made to the initial fair values primarily based upon updated collateral valuations resulting in an increase of $1.2 million to the gain on acquisition recognized in the three months ended June 30, 2016. These adjustments brought the total gain on the transaction to $2.9 million recognized in noninterest income for the nine months ended September 30, 2016.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. Third quarter 2016 results indicate relatively solid labor conditions and global economic conditions have stabilized following the June 2016 United Kingdom referendum to leave the European Union. The national unemployment rate increased slightly to 5.0 percent as more people returned to the job market amid a record number of positions available. According to the U.S. Department of Labor, the U.S. economy added approximately 575,000 new nonfarm payroll jobs during the third quarter of 2016. The U.S. housing market remains solid as a result of strong housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the third quarter that the U.S. labor market continued to improve and growth of economic activity has increased from the modest pace during the first half of 2016. The FOMC decided to maintain the target range for the federal funds rate and will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation in determining the timing and size of future adjustments to the target range. The FOMC continues to closely monitor inflation indicators and global economic and financial developments.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the second quarter of 2016. FDIC-insured institutions reported a 1.4 percent increase in net income compared to the second quarter of 2015 as a result of loan growth generating higher net interest income. Banking industry average net interest margin was 3.08 percent in the second quarter of 2016, up slightly from 3.07 percent in the second quarter of 2015. The second quarter of 2016 was the third consecutive quarter that net charge-offs posted a year-over-year increase, following 21 quarters in a row when net charge-offs decreased.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the third quarter of 2016 was $51.4 million, or $4.28 per share, compared to $69.3 million, or $5.77 per share, for the second quarter of 2016, and $56.0 million, or $4.66 per share, for the corresponding period of 2015. BancShares’ current quarter results generated an annualized return on average assets of 0.63 percent and an annualized return on average equity of 6.69 percent, compared to respective returns of 0.87 percent and 9.33 percent for the second quarter of 2016, and 0.71 percent and 7.86 percent for the third quarter of 2015. Net interest margin for the third quarter of 2016 was 3.10 percent, compared to 3.13 percent for the second quarter of 2016 and 3.29 percent for the third quarter of the prior year.
For the nine months ended September 30, 2016, net income was $172.8 million, or $14.39 per share, compared to $167.6 million, or $13.96 per share, reported for the same period of 2015. Annualized returns on average assets and average equity were 0.72 percent and 7.73 percent, respectively, through September 30, 2016, compared to 0.73 percent and 8.07 percent, respectively, for the same period a year earlier. Year-to-date 2016 earnings included a pre-tax benefit of $16.6 million resulting from the early termination of FDIC loss share agreements during the second quarter of 2016 and pre-tax gains of $5.8 million recognized in connection with the NMSB and FCSB acquisitions. Year-to-date 2015 earnings included a pre-tax $42.9 million gain on the February 13, 2015 acquisition of Capitol City Bank & Trust (CCBT) of Atlanta, Georgia. Net interest margin for the nine months ended September 30, 2016 was 3.14 percent, compared to 3.26 percent for the same period of 2015.
Key highlights in the third quarter of 2016 include:

•	FCB completed the merger of Cordia which contributed $241.4 million in loans and leases and $292.2 million in deposit balances at the acquisition date.

•	Loans grew by $554.4 million to $21.30 billion during the third quarter of 2016, reflecting solid originated portfolio growth and the Cordia acquisition.

•
Deposits increased $667.5 million, or by 9.7 percent on an annualized basis, from June 30, 2016, primarily due to organic growth in low-cost demand deposit accounts and the deposit balances acquired from Cordia.

•	Net interest income increased $3.7 million, or by 1.6 percent, from the second quarter of 2016. The increase was primarily due to higher loan interest income related to originated loan volume.

•
BancShares remained well-capitalized at September 30, 2016 under Basel III capital requirements with a Tier 1 risk-based capital ratio of 12.50 percent, common equity Tier 1 ratio of 12.50 percent, total risk-based capital ratio of 13.96 percent and leverage capital ratio of 9.07 percent.

Table 1
Selected Quarterly Data

	2016			2015		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015
SUMMARY OF OPERATIONS
Interest income	$246,494	$243,369	$243,112	$241,861	$249,825	$732,975	$727,348
Interest expense	10,645	11,180	10,392	11,142	10,454	32,217	33,162
Net interest income	235,849	232,189	232,720	230,719	239,371	700,758	694,186
Provision for loan and lease losses	7,507	4,562	4,843	7,046	107	16,912	13,618
Net interest income after provision for loan and lease losses	228,342	227,627	227,877	223,673	239,264	683,846	680,568
Gain on acquisitions	837	3,290	1,704	—	—	5,831	42,930
Noninterest income excluding gain on acquisitions	117,004	136,960	103,578	99,135	109,750	357,542	325,023
Noninterest expense	267,233	258,303	251,671	255,886	260,172	777,207	783,029
Income before income taxes	78,950	109,574	81,488	66,922	88,842	270,012	265,492
Income taxes	27,546	40,258	29,416	24,174	32,884	97,220	97,854
Net income	$51,404	$69,316	$52,072	$42,748	$55,958	$172,792	$167,638
Net interest income, taxable equivalent	$237,146	$233,496	$234,187	$232,147	$240,930	$704,829	$698,836
PER SHARE DATA
Net income	$4.28	$5.77	$4.34	$3.56	$4.66	$14.39	$13.96
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.90	0.90
Market price at period end (Class A)	293.89	258.91	251.07	258.17	226.00	293.89	226.00
Book value at period end	256.76	252.76	246.55	239.14	238.34	256.76	238.34
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$32,655,417	$32,161,905	$31,705,658	$31,753,223	$31,268,774	$32,176,082	$30,842,745
Investment securities	6,452,532	6,786,463	6,510,248	6,731,183	7,275,290	6,582,604	7,106,322
Loans and leases (1)	21,026,510	20,657,094	20,349,091	20,059,556	19,761,145	20,678,838	19,349,072
Interest-earning assets	30,446,592	29,976,629	29,558,629	29,565,715	29,097,839	29,995,602	28,666,506
Deposits	27,609,418	27,212,814	26,998,026	27,029,650	26,719,713	27,274,646	26,301,783
Long-term obligations	842,715	817,750	750,446	704,465	548,214	803,780	494,441
Interest-bearing liabilities	19,114,740	19,092,287	19,067,251	18,933,443	18,911,455	19,091,511	19,004,721
Shareholders' equity	$3,058,155	$2,989,097	$2,920,611	$2,867,177	$2,823,967	$2,987,455	$2,775,873
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$32,971,910	$32,230,403	$32,195,657	$31,475,934	$31,449,824	$32,971,910	$31,449,824
Investment securities	6,384,940	6,557,736	6,687,483	6,861,548	6,690,879	6,384,940	6,690,879
Loans and leases:
PCI	868,200	921,467	945,887	950,516	1,044,064	868,200	1,044,064
Non-PCI	20,428,780	19,821,104	19,471,802	19,289,474	18,811,742	20,428,780	18,811,742
Deposits	27,925,253	27,257,774	27,365,245	26,930,755	26,719,375	27,925,253	26,719,375
Long-term obligations	840,266	850,504	779,087	704,155	705,418	840,266	705,418
Shareholders' equity	$3,083,748	$3,035,704	$2,961,194	$2,872,109	$2,862,528	$3,083,748	$2,862,528
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.63%	0.87%	0.66%	0.53%	0.71%	0.72%	0.73%
Rate of return on average shareholders' equity (annualized)	6.69	9.33	7.17	5.92	7.86	7.73	8.07
Net yield on interest-earning assets (taxable equivalent)	3.10	3.13	3.18	3.12	3.29	3.14	3.26
Allowance for loan and lease losses to total loans and leases:
PCI	1.34	1.25	1.45	1.72	1.68	1.34	1.68
Non-PCI	0.98	0.99	0.99	0.98	1.00	0.98	1.00
Total	1.00	1.00	1.01	1.02	1.03	1.00	1.03
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	0.75	1.17	4.74	3.51	3.72	0.75	3.72
Noncovered	0.75	0.77	0.74	0.79	0.77	0.75	0.77
Total	0.75	0.77	0.80	0.83	0.82	0.75	0.82
Tier 1 risk-based capital ratio	12.50	12.63	12.58	12.65	12.77	12.50	12.77
Common equity Tier 1 ratio	12.50	12.63	12.58	12.51	12.63	12.50	12.63
Total risk-based capital ratio	13.96	14.10	14.09	14.03	14.18	13.96	14.18
Leverage capital ratio	9.07	9.09	9.00	8.96	8.97	9.07	8.97
Dividend payout ratio	7.01	5.20	6.91	8.43	6.44	6.25	6.45
Average loans and leases to average deposits	76.16	75.91	75.37	74.21	73.96	75.82	73.57
(1) Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.

BUSINESS COMBINATIONS
Cordia Bancorp Inc.
In September 2016, FCB completed the merger of Cordia and its subsidiary, BVA into FCB. Under the terms of the agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock. Total consideration paid was $37.1 million. The merger allowed FCB to strengthen its presence in the greater Richmond, Virginia area as Cordia operated six BVA branches in Richmond, Midlothian, Chesterfield, Colonial Heights and Chester, Virginia.

The Cordia transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 2
Cordia Bancorp

(Dollars in thousands)	As recorded by FCB
Purchase price		$37,053
Assets
Cash and cash equivalents	$8,383
Overnight investments	3,081
Investment securities	76,633
Loans	241,392
Premises and equipment	4,151
Other real estate owned	1,170
Income earned not collected	1,990
Intangible assets	2,210
Other assets	10,318
Total assets acquired	349,328
Liabilities
Deposits	292,192
Short-term borrowings	30,164
Other liabilities	747
Total liabilities assumed	$323,103
Fair value of net assets acquired		26,225
Goodwill recorded for Cordia		$10,828

Merger-related expenses of $3.6 million and $3.8 million from the Cordia transaction were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. Loan-related interest income generated from Cordia was approximately $1.0 million since the acquisition date.

Due to the immaterial amount of loans resulting from the Cordia transaction that had evidence of credit quality deterioration, all loans are accounted for as non-purchased credit-impaired (non-PCI) loans under ASC 310-20.
First CornerStone Bank
In May 2016, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of FCSB. The acquisition provided FCB the opportunity to grow capital and enhance earnings. This is an FDIC-assisted transaction; however, it has no loss share agreement.

During the third quarter of 2016, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $837 thousand to the gain on acquisition reflected in the three months ended September 30, 2016. These adjustments brought the total gain on the transaction to $3.0 million which is included in noninterest income in the Consolidated Statements of Income.

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

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 3
First CornerStone Bank

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$748
Overnight investments	37,540
Investment securities	4,564
Loans	43,776
Other real estate owned	375
Income earned not collected	8
Intangible assets	390
Other assets	13
Total assets acquired	87,414
Liabilities
Deposits	96,882
Other liabilities	23
Total liabilities assumed	96,905
Fair value of net liabilities assumed	(9,491)
Cash received from FDIC	12,450
Gain on acquisition of FCSB	$2,959

Merger-related expenses of $130 thousand and $923 thousand were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2016. Loan-related interest income generated from FCSB was approximately $573 thousand for the third quarter of 2016 and $897 thousand since the acquisition date.
All loans resulting from the FCSB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.

North Milwaukee State Bank
In March 2016, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of NMSB. The acquisition provided FCB the opportunity to grow capital and enhance earnings. This was an FDIC-assisted transaction; however, it has no loss share agreement.

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

Table 4
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
Merger-related expenses of $35 thousand and $511 thousand were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. Loan-related interest income generated from NMSB was approximately $699 thousand for the third quarter of 2016 and $1.5 million since the acquisition date.
All loans resulting from the NMSB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.
FDIC-Assisted Transactions
BancShares completed seven FDIC-assisted transactions during the period beginning in 2009 through 2015, and it acquired NMSB and FCSB in its eighth and ninth such transaction during 2016. These transactions provided significant contributions to our results of operations. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the twelve FDIC-assisted transactions (including the three completed by Bancorporation) included loss share agreements that, for their terms, protected us from a portion of the credit and asset quality risk we would otherwise incur. The CCBT, NMSB and FCSB transactions did not include loss share agreements.

During the second quarter of 2016, FCB entered into an agreement with the FDIC to terminate five of FCB's loss share agreements with the FDIC, including TVB, SAB, WFNB, ABT and CCB. All rights and obligations of FCB and the FDIC under the loss share agreements, including the clawback provisions and the settlement of outstanding loss share claims, have been resolved and terminated under the termination agreement. The termination of the FDIC loss share agreements had no impact on the yields of the loans that were previously covered under these agreements. FCB will recognize all future recoveries, losses and expenses related to the previously covered assets since the FDIC will no longer share in those amounts.
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

During the second quarter of 2016, loss share protection expired for non-single family residential loans acquired from United Western Bank (UWB). The loan balance for the expired agreements from UWB was $104.5 million at September 30, 2016. At

June 30, 2016, loss share protection expired or was terminated for all non-single family residential loans and loss share protection remains only for single family residential loans within the United Western Bank, Venture Bank and Georgian Bank loss share transactions which were not terminated. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships for which loss share has expired in accordance with our standard credit administration policies and procedures. For those acquired loans with loss share agreements remaining, generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. At September 30, 2016, $91.5 million of total loans and leases remain covered under loss share agreements.

Table 5
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	September 30, 2016			June 30, 2016			September 30, 2015
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$21,026,510	$220,480	4.17%	$20,657,094	$216,612	4.22%	$19,761,145	$225,955	4.54%
Investment securities:
U. S. Treasury	1,528,010	3,018	0.79	1,540,669	2,993	0.78	2,004,586	3,887	0.77
Government agency	321,664	711	0.88	373,006	844	0.91	756,474	1,922	1.02
Mortgage-backed securities	4,470,507	18,833	1.69	4,787,719	20,554	1.72	4,514,212	18,446	1.63
Corporate bonds	43,535	648	5.95	12,533	197	6.27	—	—	—
Other	88,816	316	1.41	72,536	251	1.40	18	—	—
Total investment securities	6,452,532	23,526	1.46	6,786,463	24,839	1.47	7,275,290	24,255	1.33
Overnight investments	2,967,550	3,785	0.51	2,533,072	3,225	0.51	2,061,404	1,174	0.23
Total interest-earning assets	30,446,592	$247,791	3.24%	29,976,629	$244,676	3.28%	29,097,839	$251,384	3.43%
Cash and due from banks	464,828			455,394			466,996
Premises and equipment	1,126,935			1,123,042			1,125,654
FDIC loss share receivable	6,784			8,396			13,801
Allowance for loan and lease losses	(209,547)			(206,518)			(209,578)
Other real estate owned	67,583			66,300			66,951
Other assets	752,242			738,662			707,111
Total assets	$32,655,417			$32,161,905			$31,268,774

Liabilities
Interest-bearing deposits:
Checking with interest	$4,475,963	$231	0.02%	$4,446,454	$218	0.02%	$4,180,364	$225	0.02%
Savings	2,055,877	157	0.03	2,016,387	151	0.03	1,866,161	119	0.03
Money market accounts	8,060,290	1,568	0.08	8,084,829	1,644	0.08	8,229,793	1,788	0.09
Time deposits	2,900,840	2,501	0.34	2,986,103	2,588	0.35	3,312,291	3,084	0.37
Total interest-bearing deposits	17,492,970	4,457	0.10	17,533,773	4,601	0.11	17,588,609	5,216	0.12
Repurchase agreements	766,893	489	0.25	738,191	453	0.25	762,081	502	0.26
Other short-term borrowings	12,162	51	1.68	2,573	1	0.13	12,551	88	2.84
Long-term obligations	842,715	5,648	2.68	817,750	6,125	3.00	548,214	4,648	3.39
Total interest-bearing liabilities	19,114,740	10,645	0.22	19,092,287	11,180	0.23	18,911,455	10,454	0.22
Demand deposits	10,116,448			9,679,041			9,131,104
Other liabilities	366,074			401,480			402,248
Shareholders' equity	3,058,155			2,989,097			2,823,967
Total liabilities and shareholders' equity	$32,655,417			$32,161,905			$31,268,774
Interest rate spread			3.02%			3.05%			3.21%

Net interest income and net yield on interest-earning assets		$237,146	3.10%		$233,496	3.13%		$240,930	3.29%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 5.5 percent, 5.5 percent and 6.0 percent for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively. The taxable-equivalent adjustment was $1,297, $1,307 and $1,559 for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.

Table 6
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Nine months ended
	September 30, 2016			September 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$20,678,838	$654,824	4.23%	$19,349,072	$662,085	4.57%
Investment securities:
U.S. Treasury	1,533,881	8,891	0.77	2,193,633	12,826	0.78
Government agency	385,854	2,586	0.89	869,602	5,813	0.89
Mortgage-backed securities	4,574,755	58,399	1.70	4,041,874	47,184	1.56
Corporate bonds	22,320	1,011	6.04	—	—	—
State, county and municipal	65	1	2.74	1,207	53	5.84
Other	65,729	658	1.34	6	—	—
Total investment securities	6,582,604	71,546	1.45	7,106,322	65,876	1.24
Overnight investments	2,734,160	10,676	0.52	2,211,112	4,037	0.24
Total interest-earning assets	29,995,602	$737,046	3.28%	28,666,506	$731,998	3.41%
Cash and due from banks	463,466			461,387
Premises and equipment	1,127,071			1,123,593
FDIC loss share receivable	7,969			20,950
Allowance for loan and lease losses	(207,476)			(206,500)
Other real estate owned	66,504			80,822
Other assets	722,946			695,987
Total assets	$32,176,082			$30,842,745

Liabilities
Interest-bearing deposits:
Checking with interest	$4,413,467	$649	0.02%	$4,149,182	$652	0.02%
Savings	2,005,873	453	0.03	1,822,022	336	0.02
Money market accounts	8,159,686	4,853	0.08	8,256,694	5,446	0.09
Time deposits	2,982,460	7,762	0.35	3,413,525	9,945	0.39
Total interest-bearing deposits	17,561,486	13,717	0.10	17,641,423	16,379	0.12
Repurchase agreements	720,460	1,376	0.26	565,186	1,010	0.24
Other short-term borrowings	5,785	52	1.21	303,671	3,172	1.39
Long-term obligations	803,780	17,072	2.83	494,441	12,601	3.40
Total interest-bearing liabilities	19,091,511	32,217	0.23	19,004,721	33,162	0.23
Demand deposits	9,713,160			8,660,360
Other liabilities	383,956			401,791
Shareholders' equity	2,987,455			2,775,873
Total liabilities and shareholders' equity	$32,176,082			$30,842,745
Interest rate spread			3.05%			3.18%

Net interest income and net yield on interest-earning assets		$704,829	3.14%		$698,836	3.26%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 5.5 percent and 6.0 percent for the nine months ended September 30, 2016 and 2015, respectively. The taxable-equivalent adjustment was $4,071 and $4,650 for the nine months ended September 30, 2016 and 2015, respectively.

Table 7
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$13,672	$(19,147)	$(5,475)	$43,742	$(51,003)	$(7,261)
Investment securities:
U. S. Treasury	(946)	77	(869)	(3,812)	(123)	(3,935)
Government agency	(1,028)	(183)	(1,211)	(3,228)	1	(3,227)
Mortgage-backed securities	(234)	621	387	6,603	4,612	11,215
Corporate bonds	648	—	648	1,011	—	1,011
State, county and municipal	—	—	—	(37)	(15)	(52)
Other	316	—	316	658	—	658
Total investment securities	(1,244)	515	(729)	1,195	4,475	5,670
Overnight investments	842	1,769	2,611	1,472	5,167	6,639
Total interest-earning assets	$13,270	$(16,863)	$(3,593)	$46,409	$(41,361)	$5,048
Liabilities
Interest-bearing deposits:
Checking with interest	$10	$(4)	$6	$18	$(21)	$(3)
Savings	26	12	38	4	113	117
Money market accounts	(26)	(194)	(220)	(20)	(573)	(593)
Time deposits	(358)	(225)	(583)	(1,210)	(973)	(2,183)
Total interest-bearing deposits	(348)	(411)	(759)	(1,208)	(1,454)	(2,662)
Repurchase agreements	5	(18)	(13)	280	86	366
Other short-term borrowings	(2)	(35)	(37)	(2,905)	(215)	(3,120)
Long-term obligations	2,234	(1,234)	1,000	7,236	(2,765)	4,471
Total interest-bearing liabilities	1,889	(1,698)	191	3,403	(4,348)	(945)
Change in net interest income	$11,381	$(15,165)	$(3,784)	$43,006	$(37,013)	$5,993
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
Third Quarter 2016
Net interest income increased $3.7 million, or by 1.6 percent, to $235.8 million from the second quarter of 2016. On a taxable-equivalent basis, net interest income increased $3.7 million, or by 1.6 percent, from $233.5 million during the second quarter of 2016. The increase was primarily due to higher non-PCI loan interest income of $7.0 million related to originated loan volume, a $560 thousand increase in interest income earned on overnight investments and a decrease in interest expense of $535 thousand. These favorable impacts were offset by a $3.1 million decrease in PCI loan interest income due to runoff in the portfolio and lower investment securities interest income of $1.3 million as proceeds from sales, maturities and paydowns during the year have not been redeployed into the securities portfolio pending market opportunities.
Net interest income was $235.8 million, a decrease of $3.5 million, or 1.5 percent, from the third quarter of 2015. On a taxable-equivalent basis, net interest income was $237.1 million, a decrease of $3.8 million, or 1.6 percent, from the third quarter of 2015. The decrease was primarily due to lower PCI loan income of $15.2 million as a result of PCI loan portfolio runoff, a $625 thousand decrease in investment securities interest income and a $191 thousand increase in interest expense. These declines in net interest income were offset by a $9.9 million increase in non-PCI loan interest income due to originated loan volume and a $2.6 million increase in interest income earned on excess cash held in overnight investments. The December 2015 federal funds rate increase of 25 basis points contributed to higher interest income earned on overnight investments in the current quarter.
The taxable-equivalent net interest margin was 3.10 percent for the third quarter of 2016, a decrease of 3 basis points from the second quarter of 2016 and a decrease of 19 basis points from the same quarter in the prior year. The margin compression for both periods was primarily due to continued PCI loan portfolio runoff, offset by originated loan growth and lower rates on interest-bearing deposits.

Average quarter-to-date interest earning assets increased by $470.0 million since the second quarter of 2016, reflecting a $369.4 million increase in average outstanding loans, due to originated loan growth and loans acquired in the Cordia acquisitions and a $434.5 million increase in average overnight investments, partially offset by a $333.9 million reduction in average investment securities. Average quarter-to-date interest earning assets increased by $1.35 billion compared to the same quarter in the prior year. Growth in average interest-earning assets was primarily funded by growth in deposits. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth of $1.38 billion and the NMSB, FCSB and Cordia acquisitions.
Average interest-bearing liabilities increased by $22.5 million compared to the second quarter of 2016, due to a $38.3 million increase in average short-term borrowings and a $25.0 million increase in average long-term obligations, partially offset by a $40.8 million decrease in average interest-bearing deposits due to a shift to low-cost demand deposit accounts. The increase in short-term borrowings was due to higher average repurchase obligations and the increase in long-term obligations was due to the addition of $75.0 million Federal Home Loan Bank (FHLB) advances during the second quarter of 2016. When compared to the same quarter in the prior year, average interest-bearing liabilities increased $203.3 million primarily due to the addition of $150.0 million FHLB advances in 2016 and $230.0 million FHLB advances in the third quarter of 2015. The rate on interest-bearing liabilities was unchanged at 0.22 percent as lower deposit funding costs in the third quarter of 2016 offset higher borrowing costs resulting from the additional FHLB advances.
Year-to-date 2016
Net interest income for the first nine months of 2016 was $700.8 million, an increase of $6.6 million, or 0.9 percent, compared to the same period of 2015. On a taxable-equivalent basis, net interest income was $704.8 million, an increase of $6.0 million, or 0.9 percent, from the same period of 2015. Loan interest income decreased $7.0 million from the same period of 2015 as a result of a $32.1 million decline in PCI loan interest income due to PCI loan runoff, offset by an increase in non-PCI loan interest income of $25.1 million due to originated loan growth. Net interest income benefited from a $6.0 million improvement in investment securities interest income, higher income earned on overnight investments and lower interest expense due to reduced interest-bearing deposit costs. Investment securities interest income improved as maturities were reinvested into higher yielding investments and sales proceeds were redeployed at levels above prior yields. Overnight investments benefited as a result of the December 2015 federal funds rate increase.
The taxable-equivalent net interest margin decreased 12 basis points to 3.14 percent in the first nine months of 2016, compared to the same period of 2015. The margin compression was due to PCI loan portfolio runoff, offset by continued originated loan growth and improvement in investment yields. The December 2015 federal funds rate increase of 25 basis points contributed to higher interest income earned on overnight investments.
Average year-to-date interest earning assets increased by $1.33 billion in the first nine months of 2016 compared to the same period of 2015, primarily due to a $1.33 billion increase in average outstanding loans due to originated loan growth and the impact of the NMSB, FCSB and Cordia acquisitions. Average year-to-date interest earning assets also increased due to higher average overnight investments of $523.0 million, partially offset by a $523.7 million decline in average investment securities as sales, maturities and paydowns exceeded purchases during the period.
Average year-to-date interest-bearing liabilities increased by $86.8 million compared to the first nine months of 2015, due to a $309.3 million increase in average long-term obligations, partially offset by a $142.6 million decline in average short-term borrowings and a $79.9 million decrease in average interest-bearing deposits. The increase in long-term obligations was primarily due to the addition of $150.0 million FHLB advances during 2016 to mitigate interest rate risk from long-term fixed rate loans, while the decline in short-term borrowings was due to maturities of subordinated debt of $199.9 million during the second quarter of 2015.
Noninterest Income
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts and revenues derived from wealth management services. Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records the portion of recoveries not covered under loss share agreements as noninterest income rather than as an adjustment to the allowance for loan losses. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to acquisition date due to declining expected cash flow.

Table 8
Noninterest Income

	Three months ended			Nine months ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gain on acquisitions	$837	$3,290	$—	$5,831	$42,930
Cardholder services	21,537	21,054	19,588	61,949	57,203
Merchant services	25,179	24,236	22,005	71,392	62,955
Service charges on deposit accounts	23,154	21,884	23,153	66,888	67,572
Wealth management services	19,915	21,291	22,223	60,840	64,658
Securities gains	352	12,529	5,564	17,509	10,837
Other service charges and fees	7,567	7,137	6,208	21,693	17,443
Mortgage income	6,692	4,537	4,852	12,540	14,972
Insurance commissions	2,755	2,265	2,945	8,198	8,698
ATM income	1,908	1,845	1,800	5,518	5,289
Adjustments to FDIC receivable for loss share agreements	(2,773)	(2,367)	(4,130)	(7,673)	(9,730)
Net impact from FDIC loss share termination	—	16,559	—	16,559	—
Recoveries of PCI loans previously charged off	4,803	4,219	2,544	11,906	15,960
Other	5,915	1,771	2,998	10,223	9,166
Total noninterest income	$117,841	$140,250	$109,750	$363,373	$367,953
In the third quarter of 2016, noninterest income was $117.8 million, a decline of $22.4 million from the second quarter of 2016. The change was attributable to the following drivers:

•	The $16.6 million impact of the early termination of the FDIC loss share agreements in the second quarter of 2016.

•	Lower gains on sales of investment securities of $12.2 million.

•
The $2.5 million decrease on acquisition gains related to FCSB and NMSB. The third quarter of 2016 included an additional $837 thousand gain on the FCSB acquisition due to a refinement of initial fair values.

•	Gain of $3.8 million on sale of certain residential mortgage loans totaling $64.3 million in the current quarter.

•	Mortgage income increased $2.2 million due to increased production and lower impairment charges on mortgage servicing assets.

•	Merchant and cardholder services increased $1.4 million as a result of higher sales volume.
Noninterest income excluding acquisition gains was $117.0 million for the third quarter of 2016 compared to $109.8 million for the same period of 2015. The increase was primarily driven by higher merchant and cardholder income of $5.1 million due to increased sales volume, the $3.8 million gain on the sale of certain residential mortgage loans during the current quarter, a $2.3 million increase in recoveries of PCI loans previously charged off, higher mortgage income of $1.8 million, and an increase in other service charges and fees of $1.4 million. These favorable impacts were offset by a $5.2 million reduction in securities gains and a $2.3 million decline in wealth management income as increased annuity sales were more than offset by a decline in trust income.
Noninterest income excluding acquisition gains was $357.5 million for first nine months of 2016 compared to $325.0 million for the same period of 2015. The increase was primarily driven by the $16.6 million impact from the early termination of the FDIC loss share agreements, higher merchant and cardholder income of $13.2 million due to increased sales volume, a $6.7 million increase in securities gains and an increase in other service charges and fees of $4.3 million. These increases were offset by a $4.1 million decline in recoveries of PCI loans previously charged off and a $3.8 million reduction in wealth management income primarily as a result of lower fees collected on trust accounts due to asset mix.

Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense and merchant processing expenses.
Table 9
Noninterest Expense

	Three months ended			Nine months ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Salaries and wages	$107,762	$104,059	$108,992	$315,720	$324,358
Employee benefits	26,750	25,661	27,121	79,761	86,341
Occupancy expense	24,857	24,955	22,260	74,824	73,412
Equipment expense	23,736	22,715	22,447	68,796	69,284
FDIC insurance expense	5,796	4,588	4,933	15,173	13,755
Foreclosure-related expenses	2,016	(1,116)	1,087	2,631	4,663
Merger-related expenses	3,764	1,385	3,679	5,187	11,249
Merchant processing expense	17,174	16,517	15,103	48,778	44,091
Processing fees paid to third parties	4,912	4,634	4,338	13,648	14,510
Card processing expense	6,134	6,321	5,468	18,539	15,890
Consultant expense	3,092	2,741	2,048	7,604	6,424
Collection expense	2,023	2,497	2,242	7,101	7,127
Advertising expense	2,689	2,813	3,438	7,557	7,675
Core deposit intangible amortization	4,121	4,216	4,629	12,655	14,404
Other	32,407	36,317	32,387	99,233	89,846
Total noninterest expense	$267,233	$258,303	$260,172	$777,207	$783,029
Noninterest expense was $267.2 million in the third quarter of 2016, an increase of $8.9 million from the second quarter of 2016. The following items impacted various noninterest expense categories:

•	Personnel expenses increased $4.8 million as a result of higher health insurance expense and lower salary deferrals due primarily to the refinement of certain loan origination costs.

•	Foreclosure-related expenses increased $3.1 million primarily due to lower reimbursements on Small Business Administration (SBA) guaranteed loans.

•	Merger-related expenses increased $2.4 million primarily related to the Cordia acquisition.

•	Other expense decreased primarily as a result of certain litigation related costs of $2.3 million recognized in the second quarter of 2016.
Noninterest expense for the third quarter of 2016 was $267.2 million compared to $260.2 million for the same period of 2015. The increase was primarily driven by increases in merchant and card processing expenses of $2.7 million related to higher sales volume, an increase in occupancy expense of $2.6 million due to a one-time depreciation adjustment related to a system conversion during the third quarter of 2015, an increase in equipment expense of $1.3 million, higher consultant expense of $1.0 million, and a $929 thousand increase in foreclosure-related expenses. These increases were partially offset by a decline in personnel expenses of $1.6 million related to lower pension costs and increased deferrals of salary costs related to higher loan origination activity.
Noninterest expense for the first nine months of 2016 was $777.2 million compared to $783.0 million for the same period of 2015. The decrease was primarily driven by a reduction in personnel expense of $15.2 million related to lower pension costs and higher deferrals of salary costs related to increased loan origination activity and a decline in merger expense of $6.1 million. These decreases were partially offset by an increase in merchant and card processing expenses of $7.3 million due to higher sales volume and an increase in other expense primarily as a result of higher fraud losses on credit and debit cards of $4.0 million and certain litigation costs of $2.3 million recognized in 2016.

Income Taxes
Income tax expense was $27.5 million, $40.3 million and $32.9 million for the third quarter of 2016, second quarter of 2016 and third quarter of 2015, representing effective tax rates of 34.9 percent, 36.7 percent and 37.0 percent during the respective periods. The decline in the effective tax rate in the third quarter of 2016 was primarily attributable to increased nontaxable income relative to taxable income. Income tax expense was $97.2 million and $97.9 million for the nine months ended September 30, 2016 and 2015, respectively, representing effective tax rates of 36.0 percent and 36.9 percent for the respective nine month periods. During the third quarter of 2016, BancShares adjusted its net deferred tax asset as a result of a reduction in the North Carolina corporate income tax rate that will become effective January 1, 2017. The lower state corporate income tax rate did not have a material impact on tax expense for the quarter.
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

Interest-earning assets averaged $30.45 billion and $28.89 billion for the quarters ended September 30, 2016 and December 31, 2015, respectively. The $1.56 billion increase from December 31, 2015 was due to a $1.50 billion increase in loans and leases primarily as a result of originated loan growth and the NMSB, FCSB and Cordia acquisitions, and a $614.3 million increase in overnight investments, offset by a $559.2 million decline in investment securities.

Investment Securities

Investment securities were $6.38 billion at September 30, 2016, compared to $6.86 billion and $6.69 billion at December 31, 2015 and September 30, 2015, respectively. The $476.5 million and $305.8 million decrease in the portfolio from December 31, 2015 and September 30, 2015, respectively, was attributable to reinvesting a portion of the proceeds from sales, maturities and paydowns into overnight investments pending reinvestment. The yield on overnight investments benefited from the December 2015 increase in the federal funds rate of 25 basis points.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2016, investment securities available for sale had a net pre-tax unrealized gain of $48.6 million, compared to a net pre-tax unrealized loss of $24.5 million as of December 31, 2015 and a net pre-tax unrealized gain of $26.9 million as of September 30, 2015. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2016.

Sales of investment securities for the three months ended September 30, 2016 resulted in a net realized gain of $352 thousand compared to a net gain of $5.6 million for same period of 2015. During the nine months ended September 30, 2016 we recognized $17.5 million in net realized gains on sales of investment securities compared to $10.8 million in net realized gains for the corresponding period of 2015.

At September 30, 2016, mortgage-backed securities represented 70.9 percent of investment securities available for sale, compared to U.S. Treasury, government agency securities, equity securities, corporate bonds and other, which represented 24.3 percent, 2.7 percent, 1.4 percent, 0.6 percent and 0.1 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Since December 31, 2015, cash flows from sales, maturities and paydowns of U.S. Treasury, government agency securities, and mortgage-backed securities have largely been reinvested into similar securities. Remaining proceeds from accumulated sales, maturities and paydowns that are included in overnight investments are expected to be deployed back into the securities portfolio in the near term, as market opportunities present themselves. The carrying value of equity securities and corporate bonds increased by $84.1 million and $33.4 million, respectively, while U.S. Treasury, government agency and mortgage-backed securities declined $125.4 million, $328.8 million and $139.8 million, respectively, since December 31, 2015.

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

Table 10
Investment Securities

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,547,501	$1,549,530	$1,675,996	$1,674,882	$1,685,794	$1,691,502
Government agency	169,609	169,859	498,804	498,660	633,162	634,904
Mortgage-backed securities	4,487,083	4,528,370	4,692,447	4,668,198	4,343,105	4,362,561
Equity securities	88,526	93,011	7,935	8,893	1,591	1,611
Corporate bonds	41,363	41,945	8,500	8,500	—	—
Other	2,115	2,100	2,115	2,160	—	—
Total investment securities available for sale	6,336,197	6,384,815	6,885,797	6,861,293	6,663,652	6,690,578
Investment securities held to maturity:
Mortgage-backed securities	125	133	255	265	301	314
Total investment securities	$6,336,322	$6,384,948	$6,886,052	$6,861,558	$6,663,953	$6,690,892

Loans and Leases
Loans at September 30, 2016, were $21.30 billion, a net increase of $1.06 billion compared to December 31, 2015, representing growth of 7.0 percent on an annualized basis. Growth was primarily driven by $901.9 million of organic growth in the non-PCI portfolio and the Cordia acquisition impact of $237.4 million at September 30, 2016. The PCI portfolio declined over this period by $82.3 million, reflecting continued loan run-off of $152.8 million offset by net loans acquired from NMSB and FCSB, which were $31.8 million and $38.7 million, respectively, at September 30, 2016.
Non-PCI loans increased by $1.62 billion, compared to September 30, 2015, reflecting originated loan growth and the Cordia acquisition impact. PCI loans decreased by $175.9 million from September 30, 2015, due to continued pay downs in the PCI loan portfolio, offset by the contributions from the NMSB and FCSB acquisitions with loan balances of $31.8 million and $38.7 million, respectively, at September 30, 2016.

BancShares reports PCI and non-PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial and industrial or residential mortgage. Table 11 provides the composition of PCI and non-PCI loans and leases.

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

PCI loans at September 30, 2016 were $868.2 million, representing 4.1 percent of total loans and leases, compared to $950.5 million and $1.04 billion at December 31, 2015 and September 30, 2015, respectively.

PCI commercial loans were $543.7 million at September 30, 2016, a decrease of $49.9 million since December 31, 2015 and a decrease of $103.3 million since September 30, 2015. At September 30, 2016, PCI noncommercial loans were $324.5 million, a decrease of $32.4 million and $72.6 million since December 31, 2015 and September 30, 2015, respectively. The runoff in the PCI loan portfolio was offset by the contributions from the NMSB and FCSB acquisitions.

Non-PCI Loans and Leases
The non-PCI portfolio includes loans that management has the intent and ability to hold and are reported at the principal balance outstanding, net of deferred loan fees, including unearned income and unamortized costs, fees, premiums and discounts. Non-PCI loans include originated commercial loans and leases, originated noncommercial loans, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount at least in part due to credit quality at the time of acquisition. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans at September 30, 2016 were $20.43 billion, representing 95.9 percent of total loans and leases, compared to $19.29 billion and $18.81 billion at December 31, 2015 and September 30, 2015, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $13.40 billion at September 30, 2016, an increase of $773.9 million and $1.18 billion, compared to December 31, 2015 and September 30, 2015, respectively, resulting from originated loan growth and the impact of the Cordia acquisition.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $7.02 billion at September 30, 2016, an increase of $365.4 million and $432.0 million compared to December 31, 2015 and September 30, 2015, respectively.

Table 11
Loans and Leases

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$642,158	$620,352	$563,926
Commercial mortgage	8,779,132	8,274,548	8,076,946
Other commercial real estate	346,030	321,021	316,924
Commercial and industrial	2,507,167	2,368,958	2,211,973
Lease financing	803,601	730,778	691,915
Other	326,348	314,832	357,760
Total commercial loans	13,404,436	12,630,489	12,219,444
Noncommercial:
Residential mortgage	2,813,914	2,695,985	2,659,821
Revolving mortgage	2,573,086	2,523,106	2,519,972
Construction and land development	234,383	220,073	220,493
Consumer	1,402,961	1,219,821	1,192,012
Total noncommercial loans	7,024,344	6,658,985	6,592,298
Total non-PCI loans and leases	20,428,780	19,289,474	18,811,742
PCI loans:
Commercial:
Construction and land development	23,138	33,880	41,582
Commercial mortgage	491,180	525,468	568,256
Other commercial real estate	14,783	17,076	18,013
Commercial and industrial	11,437	15,182	17,023
Other	3,167	2,008	2,087
Total commercial loans	543,705	593,614	646,961
Noncommercial:
Residential mortgage	278,872	302,158	334,518
Revolving mortgage	43,509	52,471	59,695
Construction and land development	83	—	347
Consumer	2,031	2,273	2,543
Total noncommercial loans	324,495	356,902	397,103
Total PCI loans	868,200	950,516	1,044,064
Total loans and leases	$21,296,980	$20,239,990	$19,855,806

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $212.0 million at September 30, 2016, representing increases of $5.7 million and $6.5 million since December 31, 2015 and September 30, 2015, respectively. The ALLL as a percentage of total loans and leases was 1.00 percent at September 30, 2016, compared to 1.01 percent and 1.03 percent at December 31, 2015 and September 30, 2015, respectively. The decline in the ALLL ratio from both periods was primarily due to lower reserves on PCI loans due to runoff in the portfolio.

At September 30, 2016, the ALLL allocated to non-PCI loans and leases was $200.3 million, or 0.98 percent of non-PCI loans and leases, compared to $189.9 million, or 0.99 percent, at December 31, 2015 and $187.9 million, or 1.00 percent, at September 30, 2015. BancShares continues to experience improvement in credit quality indicators which have reduced the ALLL ratio since September 30, 2015. In the commercial non-PCI loan portfolio, credit quality improvements included low net charge-off ratios and migration of loans with higher credit risk ratings to lower ratings. The noncommercial non-PCI loan portfolio also experienced lower delinquency trends. The ALLL for non-PCI loans and leases increased from both December 31, 2015 and September 30, 2015 primarily due to loan growth. An additional ALLL of $11.6 million relates to PCI loans at September 30, 2016, compared to $16.3 million and $17.6 million at December 31, 2015 and September 30, 2015, respectively. The ALLL on the PCI loan portfolio declined from both periods due to the runoff of this portfolio.

The ALLL allocated to originated non-PCI loans and leases was 1.10 percent of originated non-PCI loans and leases at September 30, 2016, compared to 1.14 percent and 1.18 percent at December 31, 2015 and September 30, 2015, respectively. Originated non-PCI loans were $18.10 billion, $16.60 billion and $15.89 billion at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

BancShares recognized $7.5 million net provision expense for loan and lease losses during the third quarter of 2016, compared to $4.6 million in the second quarter of 2016. The increase of $2.9 million was due to higher originated loan growth and lower impairment reversals on PCI loans, offset by changes in reserves on impaired non-PCI loans and leases. Compared to the third quarter of 2015, provision expense increased $7.4 million primarily due to a $4.1 million reversal of previously recorded specific reserves on impaired non-PCI loans in the prior year as a result of refined loss estimates and lower credit quality improvements in the current quarter. On an annualized basis, total net charge-offs as a percentage of total average loans and leases for the third quarter of 2016 was 0.07 percent, compared to 0.06 percent in the second quarter of 2016 and 0.06 percent in the third quarter of 2015.

Net provision expense for the nine months ended September 30, 2016 was $16.9 million, compared to $13.6 million for the same period of 2015. The increase in provision expense was primarily due to slowing of credit quality improvements in the non-PCI portfolio and changes in reserves on impaired non-PCI loans and leases, offset by higher impairment reversals on PCI loans in 2016.

Provision expense for non-PCI loan and leases was $7.4 million during the third quarter of 2016, compared to $6.7 million in the second quarter of 2016 and a net provision credit of $2.7 million in the third quarter of 2015. The increase in provision expense from both periods was due to originated loan growth. The net provision credit in the prior year primarily resulted from a $4.1 million reversal of previously recorded specific reserves on impaired non-PCI loans in the prior year due to refined loss estimates. Net charge-offs for non-PCI loans and leases were $3.6 million during the third quarter of 2016, compared to $3.3 million and $2.3 million during the second quarter of 2016 and third quarter of 2015, respectively. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases during the third quarter of 2016 were 0.07 percent, unchanged from the second quarter of 2016 and compared to 0.05 percent in the third quarter of 2015.

PCI loan provision expense was $77 thousand during the third quarter of 2016, compared to a net provision credit of $2.1 million and provision expense of $2.8 million for the second quarter of 2016 and third quarter of 2015, respectively.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at September 30, 2016, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 12
Allowance for Loan and Lease Losses Components by Loan Class

	2016			2015		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015
Allowance for loan and lease losses at beginning of period	$208,008	$206,783	$206,216	$205,463	$208,317	$206,216	$204,466
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	835	291	943	2,393	1,189	2,069	2,380
Commercial mortgage	(2,163)	701	394	(4,600)	(5,664)	(1,067)	(11,221)
Other commercial real estate	150	(79)	(104)	1,047	291	(34)	522
Commercial and industrial	2,954	81	2,201	6,137	(799)	5,236	11,294
Lease financing	274	343	(282)	759	424	337	843
Other	183	37	(328)	680	(58)	(109)	(2,100)
Total commercial loans	2,233	1,374	2,824	6,416	(4,617)	6,432	1,718
Noncommercial:
Residential mortgage	531	1,487	776	1,707	520	2,794	2,495
Revolving mortgage	679	1,470	1,158	(1,366)	871	3,306	440
Construction and land development	88	78	87	235	114	253	306
Consumer	3,899	2,299	1,995	957	450	8,193	10,029
Total noncommercial loans	5,197	5,334	4,016	1,533	1,955	14,546	13,270
Total non-PCI provision	7,430	6,708	6,840	7,949	(2,662)	20,978	14,988
PCI provision for loan losses	77	(2,146)	(1,997)	(903)	2,769	(4,066)	(1,370)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(77)	(136)	(426)	(437)	(336)	(639)	(575)
Commercial mortgage	(461)	(44)	(90)	(809)	(411)	(454)	(691)
Other commercial real estate	—	—	—	—	—	—	(178)
Commercial and industrial	(1,198)	(1,177)	(1,317)	(1,137)	(784)	(3,690)	(4,815)
Lease financing	(132)	—	—	(374)	(7)	(93)	(28)
Other	—	(88)	(71)	—	—	(22)	—
Total commercial loans	(1,868)	(1,445)	(1,904)	(2,757)	(1,538)	(4,898)	(6,287)
Noncommercial:
Residential mortgage	(328)	(179)	(174)	(851)	(394)	(680)	(768)
Revolving mortgage	(391)	(1,081)	(1,036)	(840)	(677)	(2,507)	(2,086)
Construction and land development	—	—	—	—	—	—	(22)
Consumer	(3,623)	(3,136)	(3,108)	(3,761)	(2,409)	(9,868)	(7,935)
Total noncommercial loans	(4,342)	(4,396)	(4,318)	(5,452)	(3,480)	(13,055)	(10,811)
Total non-PCI charge-offs	(6,210)	(5,841)	(6,222)	(8,209)	(5,018)	(17,953)	(17,098)
Non-PCI Recoveries:
Commercial:
Construction and land development	69	129	80	271	129	278	295
Commercial mortgage	378	500	256	150	794	992	1,878
Other commercial real estate	13	10	143	11	15	167	34
Commercial and industrial	328	525	479	11	296	1,330	899
Lease financing	5	1	180	—	16	145	38
Other	170	29	321	—	45	384	91
Total commercial loans	963	1,194	1,459	443	1,295	3,296	3,235
Noncommercial:
Residential mortgage	334	41	20	104	314	394	757
Revolving mortgage	256	214	32	330	363	502	843
Construction and land development	—	—	3	—	3	3	74
Consumer	1,092	1,111	990	1,381	762	3,194	2,270
Total noncommercial loans	1,682	1,366	1,045	1,815	1,442	4,093	3,944
Total non-PCI recoveries	2,645	2,560	2,504	2,258	2,737	7,389	7,179
Non-PCI loans and leases charged off, net	(3,565)	(3,281)	(3,718)	(5,951)	(2,281)	(10,564)	(9,919)
PCI loans charged off, net	—	(56)	(558)	(342)	(680)	(614)	(2,702)
Allowance for loan and lease losses at end of period	$211,950	$208,008	$206,783	$206,216	$205,463	$211,950	$205,463
Reserve for unfunded commitments	$379	$399	$407	$379	$411	$379	$411
The net provision credit for commercial mortgage non-PCI loans and leases was $2.2 million and $1.1 million for the three and nine months ended September 30, 2016, compared to net provision credits of $5.7 million and $11.2 million for the same periods of 2015. The net provision credit in 2016 was due to a provision release for one relationship upgraded to a lower risk rating. The net provision credit in 2015 was primarily the result of a provision release for individually evaluated loans due to improved credit trends.
The provision expense for commercial and industrial non-PCI loans and leases was $3.0 million and $5.2 million for the three and nine months ended September 30, 2016, compared to a net provision credit of $799 thousand and provision expense of $11.3 million for the same periods of 2015. The increase in provision expense for the three months ended September 30, 2016 was primarily due to higher loan growth in the current quarter and a provision release in the prior quarter related to individually evaluated loans. Year-to-date provision expense was the result of loan growth, with lower loan growth in the first nine months of 2016 compared to the first nine months of 2015.
Other non-PCI loans and leases had provision expense of $183 thousand and a net provision credit of $109 thousand for the three and nine months ended September 30, 2016, compared to net provision credits of $58 thousand and $2.1 million for the same periods of 2015. The higher net provision credit for year-to-date 2015 was due to a provision release related to an individually evaluated loan due to improved credit quality.
Revolving mortgage non-PCI loans and leases had provision expense of $679 thousand and $3.3 million for the three and nine months ended September 30, 2016, compared to provision expense of $871 thousand and $440 thousand for the same periods of 2015. The increase in provision expense for year-to-date 2016 was due to higher originated loan growth and an increase in reserves on individually evaluated loans.
The provision expense for consumer non-PCI loans and leases was $3.9 million and $8.2 million for the three and nine months ended September 30, 2016, compared to $450 thousand and $10.0 million for the same periods of 2015. The increase in provision expense in the current quarter was due to 2016 loan growth coupled with a 2015 provision release due to an adjustment in the loss rate of certain consumer loans in the prior quarter.
Table 13
Allowance for Loan and Lease Losses Metrics and Ratios

	2016			2015		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015
Average loans and leases:
PCI	$892,115	$931,820	$939,839	$996,637	$1,081,497	$921,151	$1,151,259
Non-PCI	20,134,395	19,725,274	19,409,252	19,062,919	18,679,648	19,757,687	18,197,813
Loans and leases at period-end:
PCI	868,200	921,467	945,887	950,516	1,044,064	868,200	1,044,064
Non-PCI	20,428,780	19,821,104	19,471,802	19,289,474	18,811,742	20,428,780	18,811,742
Allowance for loan and lease losses allocated to loans and leases:
PCI	11,632	11,555	13,757	16,312	17,557	11,632	17,557
Non-PCI	200,318	196,453	193,026	189,904	187,906	200,318	187,906
Total	$211,950	$208,008	$206,783	$206,216	$205,463	$211,950	$205,463
Net charge-offs (annualized) to average loans and leases:
PCI	—%	0.02%	0.24%	0.14%	0.25%	0.09%	0.31%
Non-PCI	0.07	0.07	0.08	0.12	0.05	0.07	0.07
Total	0.07	0.06	0.08	0.12	0.06	0.07	0.09
ALLL to total loans and leases:
PCI	1.34	1.25	1.45	1.72	1.68	1.34	1.68
Non-PCI	0.98	0.99	0.99	0.98	1.00	0.98	1.00
Total	1.00	1.00	1.01	1.02	1.03	1.00	1.03
The ALLL as a percentage of total loans and leases at September 30, 2016 was 1.00 percent, compared to 1.01 percent at December 31, 2015 and 1.03 percent at September 30, 2015.
The non-GAAP reconciliation in Table 14 provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans and leases for the periods presented. Management uses these non-GAAP financial measures to monitor performance and believes this measure provides meaningful information as the remaining unamortized discounts provide coverage for losses similar to the ALLL. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of BancShares' results or financial condition as reported under GAAP.

Table 14
Adjusted Allowance for Loan and Lease Losses (Non-GAAP)

	2016			2015
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
ALLL on non-PCI loans and leases (GAAP)	$200,318	$196,453	$193,026	$189,904	$187,906
Unamortized discount related to non-PCI loans and leases (GAAP)	36,126	34,991	37,878	41,124	45,068
Adjusted ALLL on non-PCI loans and leases (non-GAAP)	236,444	231,444	230,904	231,028	232,974

ALLL on PCI loans (GAAP)	11,632	11,555	13,757	16,312	17,557
Unamortized discount related to PCI loans (GAAP)	127,200	136,516	140,379	137,819	154,624
Adjusted ALLL on PCI loans (non-GAAP)	138,832	148,071	154,136	154,131	172,181

Total ALLL (GAAP)	211,950	208,008	206,783	206,216	205,463
Net acquisition accounting fair value discounts on loans and leases (GAAP)	163,326	171,507	178,257	178,943	199,692
Adjusted ALLL (non-GAAP)	$375,276	$379,515	$385,040	$385,159	$405,155

Adjusted ALLL to total loans and leases (non-GAAP):
Non-PCI	1.16%	1.17%	1.19%	1.20%	1.24%
PCI	15.99	16.07	16.30	16.22	16.49
Total	1.76%	1.83%	1.89%	1.90%	2.04%
The adjusted ALLL (non-GAAP), which includes the ALLL as well as remaining net acquisition fair value adjustments for acquired loans, declined to 1.76 percent of total loans and leases at September 30, 2016, from 1.90 percent and 2.04 percent of total loans and leases at December 31, 2015 and September 30, 2015, respectively. The reduction in the adjusted ALLL resulted primarily from credit quality improvements and continued accretion of acquisition accounting fair value adjustments.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans. At September 30, 2016, BancShares’ nonperforming assets were $160.1 million, a decline of $8.8 million from December 31, 2015 primarily due to reductions in commercial nonaccrual loans and leases. Nonperforming assets increased $2.3 million from September 30, 2015, related to an increase in OREO balances primarily from the Cordia transaction, offset by a decline in nonaccrual loans and leases.
OREO balances increased $3.4 million since December 31, 2015 and declined $895 thousand since September 30, 2015. Nonaccrual PCI loans at September 30, 2016 are down $3.4 million and $1.2 million from December 31, 2015 and September 30, 2015, respectively, due to resolutions of impaired loans. Nonaccrual non-PCI loans and leases at September 30, 2016 declined $8.8 million and $0.2 million from December 31, 2015 and September 30, 2015, respectively, as a result of problem asset resolutions primarily in the commercial loan portfolio.
Of the $160.1 million in nonperforming assets at September 30, 2016, $686 thousand related to loans and OREO covered by loss share agreements. Covered nonperforming assets continue to decline due to the expiration of FDIC loss share agreements, loan resolutions and the termination of five of FCB's nine loss share agreements with the FDIC during the second quarter of 2016.

Table 15
Nonperforming Assets

	2016			2015
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$87,043	$89,006	$90,455	$95,854	$87,276
PCI	4,142	3,759	7,319	7,579	5,329
Other real estate	68,964	67,089	65,068	65,559	69,859
Total nonperforming assets	$160,149	$159,854	$162,842	$168,992	$162,464

Nonaccrual loans and leases:
Covered under loss share agreements	$95	$637	$2,968	$2,992	$3,171
Not covered under loss share agreements	91,090	92,128	94,806	100,441	89,434
Other real estate:
Covered	591	484	9,734	6,817	8,152
Noncovered	68,373	66,605	55,334	58,742	61,707
Total nonperforming assets	$160,149	$159,854	$162,842	$168,992	$162,464

Loans and leases:
Covered	$91,469	$95,534	$258,179	$272,554	$296,476
Noncovered	21,205,511	20,647,037	20,159,510	19,967,436	19,559,330

Accruing loans and leases 90 days or more past due
Non-PCI	1,879	3,017	4,882	3,315	6,277
PCI	67,433	76,807	70,398	73,751	73,539

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	0.75%	1.17%	4.74%	3.51%	3.72%
Noncovered	0.75	0.77	0.74	0.79	0.77
Total	0.75%	0.77%	0.80%	0.83%	0.82%
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
Total PCI and non-PCI loans and leases classified as TDRs at September 30, 2016 were $149.4 million, compared to $144.8 million at December 31, 2015 and $145.7 million at September 30, 2015. Accruing TDRs were $122.4 million, increases of $9.1 million and $3.1 million from December 31, 2015 and September 30, 2015, respectively, due primarily to an increase in commercial and residential mortgage loan modifications. At September 30, 2016, nonaccruing TDRs were $27.1 million, a decrease of $4.5 million and an increase of $600 thousand from December 31, 2015 and September 30, 2015, respectively. The decrease in nonaccruing TDRs from December 31, 2015 was primarily related to payoffs in the commercial loan portfolio.

Table 16
Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Accruing TDRs:
PCI	$25,168	$29,231	$32,370
Non-PCI	97,200	84,065	86,892
Total accruing TDRs	122,368	113,296	119,262
Nonaccruing TDRs:
PCI	318	1,420	717
Non-PCI	26,739	30,127	25,740
Total nonaccruing TDRs	27,057	31,547	26,457
All TDRs:
PCI	25,486	30,651	33,087
Non-PCI	123,939	114,192	112,632
Total TDRs	$149,425	$144,843	$145,719
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.25 billion and $18.96 billion at September 30, 2016 and December 31, 2015, respectively. The $294.9 million increase from December 31, 2015 was primarily due to $150.0 million of new Federal Home Loan Bank (FHLB) borrowings in 2016, a $125.2 million increase in customer repurchase agreements, and an increase in interest-bearing deposits of $23.3 million. Interest-bearing liabilities increased $237.0 million from September 30, 2015 primarily due to $150.0 million in additional FHLB borrowings and a $131.7 million increase in interest-bearing deposits, offset by a $29.8 million reduction in customer repurchase agreements.
Deposits
At September 30, 2016, total deposits were $27.93 billion, an increase of $994.5 million, or 3.7 percent, when compared to December 31, 2015 and an increase of $1.21 billion, or by 4.5 percent, when compared to September 30, 2015. The increase from both periods was the result of organic growth in demand deposit, checking with interest and savings accounts and the contributions from the NMSB, FCSB and Cordia acquisitions, offset by runoff in time deposits and money market accounts.
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
Short-Term Borrowings
At September 30, 2016, short-term borrowings were $730.2 million compared to $594.7 million and $759.8 million at December 31, 2015 and September 30, 2015, respectively. The $135.5 million increase from December 31, 2015 was due to higher activity in customer repurchase agreements and FHLB borrowings of $10.0 million with maturities less than one year being reclassified from long-term obligations. The $29.5 million decrease from September 30, 2015 was due to a lower activity in customer repurchase agreements.
Long-Term Obligations
Long-term obligations were $840.3 million at September 30, 2016, up $136.1 million from December 31, 2015 and $134.8 million from September 30, 2015. The increase from both periods was primarily the result of incremental FHLB borrowings of $150.0 million during 2016 used to mitigate interest rate risk from long-term fixed rate loans.

At September 30, 2016, December 31, 2015 and September 30, 2015, long-term obligations included $132.5 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $128.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034, and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI)within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net reduction in shareholders' equity of $14.8 million at September 30, 2016, compared to a net reduction of $64.4 million at December 31, 2015 and $34.9 million at September 30, 2015. The $49.7 million and $20.1 million changes in AOCI from December 31, 2015 and September 30, 2015, respectively, were primarily driven by an increase in unrealized gains on investment securities available for sale as a result of lower market interest rates.

Table 17
Analysis of Capital Adequacy

	September 30, 2016	December 31, 2015	September 30, 2015	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	12.50%	12.65%	12.77%	6.00%	8.00%
Common equity Tier 1	12.50	12.51	12.63	4.50	6.50
Total risk-based capital	13.96	14.03	14.18	8.00	10.00
Tier 1 leverage ratio	9.07	8.96	8.97	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.35%	12.64%	12.73%	6.00%	8.00%
Common equity Tier 1	12.35	12.64	12.73	4.50	6.50
Total risk-based capital	13.30	13.61	13.72	8.00	10.00
Tier 1 leverage ratio	8.96	8.95	8.95	4.00	5.00
Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set new minimum requirements for both the quantity and quality of capital held by BancShares and included a new common equity Tier 1 capital to risk-weighted assets ratio. A new capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent above minimum risk-based capital requirements and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 5.96 percent and 5.30 percent, respectively, at September 30, 2016. The buffers exceed the 0.625 percent requirement and, therefore, result in no limit on distributions.
As of September 30, 2016, BancShares continues to exceed minimum capital standards and FCB remains well-capitalized under the new rules. BancShares remained well-capitalized with a leverage capital ratio of 9.07 percent, Tier 1 risk-based capital ratio of 12.50 percent, common equity Tier 1 ratio of 12.50 and total risk-based capital ratio of 13.96 percent under Basel III guidelines at September 30, 2016.
BancShares had no trust preferred capital securities included in Tier 1 capital at September 30, 2016, compared to $32.1 million at December 31, 2015. The decrease during 2016 was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital and the remaining 25 percent were phased out on January 1, 2016 under Basel III requirements. Trust preferred capital securities continue to be a component of total risk-based capital.

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

Table 18
Net Interest Income Sensitivity Simulation Analysis

This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of September 30, 2016 and December 31, 2015.

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	September 30, 2016	December 31, 2015
+100	5.51%	2.78%
+200	7.62	2.80
+300	5.40	(0.75)
The change in net interest income sensitivity metrics at September 30, 2016 compared to December 31, 2015 was due to a shift in the earning asset mix with an increase in floating rate overnight investments and a reduction in fixed rate securities, and a decrease in intermediate and long-term treasury and swap rates which resulted in a change to the expected deposit mix.

Table 19
Economic Value of Equity Modeling Analysis

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of September 30, 2016 and December 31, 2015.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	September 30, 2016	December 31, 2015
+100	8.98%	3.18%
+200	11.28	1.53
+300	7.78	(3.92)

The improvement in the economic value of equity metrics at September 30, 2016 compared to December 31, 2015 was primarily due to balance sheet changes including a decrease in fixed rate securities and an increase in demand deposits, and a decrease in intermediate and long-term treasury and swap rates which had a favorable impact on EVE risk related to deposits.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary sources of liquidity are our retail deposit book due to the generally stable balances and low cost it offers, cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities, all of which were $4.42 billion at September 30, 2016 compared to $3.96 billion at December 31, 2015. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $670.2 million as of September 30, 2016, and we had sufficient collateral pledged to secure $5.29 billion of additional borrowings. We also maintain Federal Funds lines and other borrowing facilities which had $715.0 million of available capacity at September 30, 2016.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2016, BancShares’ market risk profile has not changed significantly from December 31, 2015, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
No change in BancShares' internal control over financial reporting occurred during the third quarter of 2016 that had materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

BancShares is currently monitoring the October 2016 impact of Hurricane Matthew in our market areas. We are in the preliminary stage of assessing how this situation may impact our customers and the areas in which they operate. The impact of this hurricane could affect the company and our earnings but until more is known about the magnitude of the situation, it is premature to reasonably assess that impact.

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
On October 27, 2015, the Board of Directors approved a stock trading plan that provides for the purchase of up to 200,000 shares of Registrant's Class A common stock. The shares may be purchased from time to time from November 1, 2015 through October 31, 2016. The board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled. On October 25, 2016, the Board adopted a resolution approving a new plan to purchase 200,000 of Registrant's Class A shares; the new plan will be effective November 1, 2016 and will expire on October 31, 2017.

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

Date:	October 31, 2016		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer