Form 10-K
period 2016-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2017-02-22
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,900,169,651.

On February 21, 2017, there were 11,005,220 outstanding shares of the Registrant's Class A Common Stock and 1,005,185 outstanding shares of the Registrant's Class B Common Stock.
Portions of the Registrant's definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	7
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	14
	Item 3	Legal Proceedings	14
PART II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
	Item 6	Selected Financial Data	17
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	55
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2016 and 2015	58
		Management's Annual Report on Internal Control over Financial Reporting	61
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	61
		Report of Independent Registered Public Accounting Firm	63
		Consolidated Balance Sheets at December 31, 2016 and 2015	63
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2016	65
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2016	66
		Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2016	67
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016	68
		Notes to Consolidated Financial Statements	69
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	61
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	131

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General’ and ‘—Audit Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders (2017 Proxy Statement).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation, Nominations and Governance Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2017 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers’ and '—Principal Shareholders' of the 2017 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2017 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Proposal 4: Ratification of Appointment of Independent Accounts – Services and Fees During 2016 and 2015’ of the 2017 Proxy Statement.

Part I
Item 1. Business

General
First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later changed its name to First-Citizens Bank & Trust Company. BancShares has expanded through de novo branching and acquisitions and now operates in 21 states providing a broad range of financial services to individuals, businesses and professionals. As of December 31, 2016, BancShares had total assets of $32.99 billion.

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

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairman of BancShares, is Robert P. Holding’s granddaughter. Peter M. Bristow, President and Corporate Sales Executive of BancShares, is the brother-in-law of Frank B. Holding, Jr. and Hope Holding Bryant.

FCB seeks to meet the financial needs of both individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. We also provide mortgage lending, a full-service trust department, wealth management services for businesses and individuals and other activities incidental to commercial banking. FCB’s wholly-owned subsidiaries, First Citizens Investor Services, Inc. (FCIS) and First Citizens Asset Management, Inc. (FCAM), provide various investment products including annuities, discount brokerage services and third-party mutual funds to customers primarily through the bank's branch network, as well as investment advisory services. First Citizens Securities Corporation Inc. merged into FCIS effective January 1, 2016.

We deliver products and services to our customers through our extensive branch network as well as digital banking, telephone banking and various ATM networks. Services offered at most offices include taking of deposits, cashing of checks and providing for individual and commercial cash needs. Business customers may conduct banking transactions through the use of remote image technology.

FCB’s primary deposit markets are North Carolina and South Carolina. FCB’s deposit market share in North Carolina was 4.3 percent as of June 30, 2016, based on the FDIC Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2016, controlled 76.6 percent of North Carolina deposits. In South Carolina, FCB was the 4th largest bank in terms of deposit market share with 8.5 percent at June 30, 2016. The three larger banks represent 45.2 percent of total deposits in South Carolina as of June 30, 2016.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Geographic Locations and Employees
As of December 31, 2016, FCB operated 550 branches in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. BancShares and its subsidiaries employ approximately 5,855 full-time staff and approximately 441 part-time staff for a total of 6,296 employees.

Business Combinations
FCB recently purchased certain assets and assumed certain liabilities of the following banks from the Federal Deposit Insurance Corporation (FDIC):

•	Harvest Community Bank (HCB) of Pennsville, New Jersey on January 13, 2017

•	First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania on May 6, 2016

•	North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin on March 11, 2016

•	Capitol City Bank & Trust (CCBT) of Atlanta, Georgia on February 13, 2015

On September 1, 2016, FCB completed the merger of Midlothian, Virginia-based Cordia Bancorp, Inc. (Cordia) and its subsidiary, Bank of Virginia (BVA) into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The merger enabled FCB to strengthen its presence in the greater Richmond, Virginia area as Cordia operated six BVA branches in Richmond, Midlothian, Chesterfield, Colonial Heights and Chester, Virginia.
FDIC Shared-Loss Termination
On June 14, 2016, FCB terminated five of its nine shared-loss agreements with the FDIC, including Temecula Valley Bank (TVB), Sun American Bank (SAB), Williamsburg First National Bank (WFNB), Atlantic Bank & Trust (ABT) and Colorado Capital Bank (CCB). The resulting positive net impact to pre-tax earnings from the early termination of the FDIC shared-loss agreements was $16.6 million during 2016. See the FDIC-Assisted Transactions section in Management's Discussion and Analysis for more details.
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

FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (NCCB). Deposit obligations are insured by the FDIC to the maximum legal limits.

Various regulatory authorities supervise all areas of BancShares' and FCB's business including loans, allowances for loan and lease losses, mergers and acquisitions, the payment of dividends, various compliance matters and other aspects of its operations. The regulators conduct regular examinations, and BancShares and FCB must furnish periodic reports to their regulators containing detailed financial and other information.

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

Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, significantly restructures the financial services regulatory environment and imposes significant regulatory and compliance changes, increased capital, leverage and liquidity requirements, including through the expansion of the scope of oversight responsibility of certain federal agencies through the creation of new oversight bodies. For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws and regulations that apply to all banks and savings institutions and non-bank financial institutions, including the regulations that relate to credit card, deposit, mortgage and other consumer financial products and services we offer. The CFPB also has powers to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service.

Other changes resulting from the Dodd-Frank Act include:

•
Capital Planning and Stress Testing. The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ annual results in the severely adverse stress tests were made available to the public starting in June 2015. The results of stress testing activities will be considered by our Risk Committee in combination with other risk management and monitoring practices as part of our risk management program.

•
The Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3 percent of Tier 1 capital in private equity and hedge funds (Volcker Rule). Each regulated entity is required to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Although the rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including BancShares and FCB. The adoption of the Volcker Rule did not have any material effect on our consolidated financial position or consolidated results of operations.

•
Ability-to-Repay and Qualified Mortgage Rule. Creditors are required to comply with mortgage reform provisions prohibiting the origination of any residential mortgages that do not meet rigorous Qualified Mortgage standards or Ability-to-Repay standards. All mortgage loans originated by FCB meet Ability-to-Repay standards and a substantial majority also meet Qualified Mortgage standards.

BancShares
General. As a financial holding company registered under the Bank Holding Company Act (BHCA), BancShares is subject to supervision, regulation, and examination by the Federal Reserve. BancShares is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation, and examination by the NCCB.

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as BancShares, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include securities underwriting and dealing, serving as an insurance agent and underwriter and engaging in merchant banking.

Status Requirements. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be well-capitalized and well-managed. A depository institution subsidiary is considered to be well-capitalized if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve may impose limitations or conditions on the conduct of its activities.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Subsidiary Bank - FCB - Current Capital Requirements (Basel III)”. As of December 31, 2016, the risk-based Tier 1, common equity Tier 1, total capital, and leverage capital ratios of BancShares were 12.42 percent, 12.42 percent, 13.85 percent and 9.05 percent, respectively, and each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards. Subject to its capital requirements and certain other restrictions, BancShares is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to BancShares.

Source of Strength. Under the Dodd-Frank Act, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, BancShares is expected to commit resources to support FCB, including times when BancShares may not be in a financial position to provide such resources. Any capital loans made by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under the Federal Deposit Insurance Act (FDIA), insured depository institutions, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Additionally, under Basel III capital requirements, banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Based on FCB’s current financial condition, BancShares currently does not expect these provisions to have any material impact on its ability to receive dividends from FCB. BancShares' non-bank subsidiaries pay dividends to BancShares periodically on a non-regulated basis.

Subsidiary Bank - FCB
General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the NCCB.

The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices.

Capital Requirements (Basel III). Bank regulatory agencies approved Basel III regulatory capital guidelines aimed at strengthening existing capital requirements through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares and FCB implemented the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. The table below describes the minimum and well-capitalized requirements for the transitional period that began in 2016 and the fully-phased-in requirements that become effective in 2019.

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

The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625 percent of risk-weighted assets, increasing each year until fully implemented at 2.5 percent on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum, but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. As of December 31, 2016, FCB exceeded the applicable minimum requirements as well as the well-capitalized standards.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act, Regulation W and Regulation O, the authority of FCB to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between FCB and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to FCB, as those prevailing for comparable nonaffiliated transactions. In addition, FCB generally may not purchase securities issued or underwritten by affiliates.

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

Anti-Money Laundering and OFAC Regulation. Governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (BSA) and subsequent laws and regulations require financial institutions to take steps to prevent the use of its systems from facilitating the flow of illegal or illicit money or terrorist funds. In 2001, the USA Patriot Act of 2001 (Patriot Act) significantly expanded the anti-money laundering (AML) and financial transparency laws and regulations by imposing new compliance and due diligence obligations, including standards for verifying customer identification at account opening, maintaining expanded records and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering. Additional rules were finalized in 2016 and must be implemented by May 2018 which create expanded obligations regarding customer due diligence and the identification of beneficial owners of business entities. An institution subject to the BSA, such as FCB, must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the United States Department of the Treasury's Office of Foreign Assets Control (OFAC), these are typically known as the OFAC rules. Generally, the rules contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction. Blocked assets cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences for the institution and result in material fines and sanctions.

Consumer Laws and Regulations. FCB is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with certain customers. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer. FCB must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.
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
Our concentration of loans to borrowers within the medical and dental industry could impair our earnings if those industries experience economic difficulties
If regulatory changes (e.g., Affordable Care Act) in the market negatively impact the borrowers' businesses and their ability to repay their loans with us, this could have a material adverse effect on our financial condition and results of operations. We could be required to increase our allowance for loan losses through provisions for loan loss on our income statement that would reduce reported net income.
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
BancShares has been monitoring the October 2016 impact of Hurricane Matthew in our market areas. We have assessed how this situation may impact our customers and the areas in which they operate. However, we have not identified any significant impact to the credit quality of the loans in these areas that would cause us to adjust the allowance for loan losses.
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

Our results of operations and cash flows are highly dependent upon net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee (FOMC). Changes in monetary policy could influence interest income and interest expense as well as the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income could be adversely impacted.
Although we maintain an interest rate risk monitoring system, the forecasts of future net interest income are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates.
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
Our ability to grow is contingent on access to capital
Our primary capital sources have been retained earnings and debt issued through both private and public markets. Rating agencies regularly evaluate our creditworthiness and assign credit ratings to our debt and the debt of FCB. The ratings of the agencies are based on a number of factors, some of which are outside our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. There can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding.
Based on existing capital levels, BancShares and FCB are well-capitalized under current leverage and risk-based capital standards. Our ability to grow is contingent on our ability to generate sufficient capital to remain well-capitalized under current and future capital adequacy guidelines.
If our current level of balance sheet liquidity were to experience pressure, that could affect our ability to pay deposits and fund our operations
Our deposit base represents our primary source of core funding and balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to noncore funding such as borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve, Federal Funds purchased lines and brokered deposits. While we maintain access to these noncore funding sources, for some of them we are dependent on the availability of collateral and the counterparty’s willingness and ability to lend.
The Dodd-Frank Act rescinded the long-standing prohibition on the payment of interest on commercial demand deposit accounts. The current low interest rate environment, as well as relatively low levels of competition among banks for demand deposit accounts, has made it difficult to determine the impact on our deposit base, if any, of this repeal. As interest rates rise, our interest expense will increase and our net interest margins may decrease, negatively impacting our performance and, potentially, our financial condition. To the extent banks and other financial service providers were to compete for commercial demand deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates; if we should determine to compete with those higher interest rates, our cost of funds could increase and our net interest margins could be reduced.
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
We face significant operational risks in our businesses
Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees, and internal and third party automated systems, to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain appropriate operational infrastructure and oversight can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations. We have implemented internal controls that are designed to safeguard and maintain our operational and organizational infrastructure and information. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
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
We depend on key personnel for our success
Our success depends to a great extent on our ability to attract and retain key personnel. We have an experienced management team that our board of directors believes is capable of managing and growing our business. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies.
Breaches of our and our vendors' information security systems could expose us to hacking and the loss of customer information, which could damage our business reputation and expose us to significant liability
We maintain and transmit large amounts of sensitive information electronically, including personal and financial information of our customers. In addition to our own systems, we also rely on external vendors to provide certain services and are, therefore, exposed to their information security risks. While we seek to mitigate internal and external information security risks, the volume of business conducted through electronic devices continues to grow, and our computer systems and network infrastructure, as well as the systems of external vendors and customers, present security risks including susceptibility to hacking and/or identity theft.
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
Accounting for acquired assets may result in earnings volatility
Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on U.S. GAAP. The rate at which those discounts are accreted is unpredictable, the result of various factors including prepayments and credit quality improvements. Post-acquisition deterioration results in the recognition of provision expense and allowance for loan and lease losses. Additionally, the income statement impact of adjustments to the indemnification asset recorded in certain FDIC-assisted transactions may occur over a shorter period of time than the adjustments to the covered assets.
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
Failure to maintain effective systems of internal controls over financial reporting could have a material adverse effect on our results of operations and financial condition and disclosures
We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud, and to operate successfully as a public company. If we were unable to provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of our internal controls over financial reporting, we may discover material weaknesses or significant deficiencies requiring remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The value of our goodwill may decline in the future
At December 31, 2016, we had $150.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results; however, any such write-off would not impact our regulatory capital ratios, given that regulatory capital ratios are calculated using tangible capital amounts.
We may be adversely affected by risks associated with completed, pending or any potential future acquisitions
We plan to continue to grow our business organically. However, we have pursued and expect to pursue additional acquisition opportunities that we believe support our business strategies and may enhance our profitability. We must generally satisfy a number of material conditions prior to consummating any acquisition, including, in many cases, federal and state regulatory approval. We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain any required regulatory approvals in a timely manner or at all.
Acquisitions of financial institutions or assets of financial institutions involve operational risks and uncertainties, and acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, difficulty retaining key employees and customers and other issues that could negatively affect our results of operations and financial condition.
We may not be able to realize projected cost savings, synergies or other benefits associated with any such acquisition. Failure to efficiently integrate any acquired entities or assets into our existing operations could increase our operating costs significantly and have material adverse effects on our financial condition and results of operations. There can be no assurance that we will be successful in identifying or consummating any potential acquisitions.
The performance of equity securities and corporate bonds in the investment portfolio could be adversely impacted by the soundness and fluctuations in the market values of other financial institutions
Our investment securities portfolio contains certain equity securities and corporate bonds of other financial institutions. As a result, a portion of our investment securities portfolio is subject to fluctuation due to changes in the financial stability and market value of other financial institutions, as well as interest rate sensitivity to economic and market conditions. Such fluctuations could have an adverse effect on our results of operations.
We operate in a highly regulated industry and the laws and regulations that govern our operations, taxes, corporate governance, executive compensation and financial accounting, or reporting, including changes in them, or our failure to comply with them, may adversely affect us
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. In addition to a multitude of regulations designed to protect customers, depositors and consumers, we must comply with other regulations that protect the deposit insurance fund and the stability of the United States' (U.S.) financial system, including laws and regulations which, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and investments, limit the dividend or distributions that we can pay, restrict the ability of our bank subsidiaries to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (GAAP). Compliance with laws and regulations can be difficult and costly, and changes in laws and regulations often impose additional compliance costs.
The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and NASDAQ, as well as numerous other recently enacted statutes and regulations, including the Dodd-Frank Act and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing our external audit and maintaining our internal controls. Such additional regulation and supervision may limit our ability to pursue business opportunities.
The failure to comply with these various rules and regulations could subject us to restrictions on our business activities, mergers and acquisitions, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our common stock.
We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected
Under regulatory capital adequacy guidelines and other regulatory requirements, BancShares, together with FCB, must meet certain capital and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings, and other factors.
The Federal Reserve Bank (FRB) issued capital rules that established a new comprehensive capital framework for U.S. banking institutions and established a more conservative definition of capital. These requirements, known as Basel III, became effective January 1, 2015, and as a result, we became subject to enhanced minimum capital and leverage ratios. These requirements could adversely affect our ability to pay dividends or could require us to limit certain business activities or to raise capital, which may adversely affect our results of operations or financial condition. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have an adverse affect on us. See the Supervision and Regulation section included in Item 7 of this Form 10-K for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.
We may be adversely affected by changes in U.S. tax and other laws and regulations
The U.S. Congress and the Administration have indicated an interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35 percent corporate tax rate, limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impacts from the re-measurement of deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impacts reform proposals might have on income tax expense.
Accounting standards may change and increase our operating costs and/or otherwise adversely affect our results
The Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC) periodically modify the standards that govern the preparation of our financial statements. The nature of these changes is not predictable and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses and net income. In some cases, we could be required to apply new or revised standards retroactively, resulting in changes to previously-reported financial results or a cumulative adjustment to retained earnings. Application of new accounting rules or standards could require us to implement costly technology changes.
We are subject to litigation risks, and our expenses related to litigation may adversely affect our results
We are subject to litigation risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that may be initiated against us from time to time, could involve large monetary sums and significant defense costs. During the last credit crisis, we saw both the number of cases and our expenses related to those cases increase. The outcomes of such cases are always uncertain until finally adjudicated or resolved.
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
Item 2. Properties
As of December 31, 2016, BancShares operated branch offices at 550 locations in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. FCB owns many of the buildings and leases other facilities from third parties.
BancShares' headquarters facility, a nine-story building with approximately 163,000 square feet, is located in Raleigh, North Carolina. In addition, we occupy separate facilities in Raleigh and Columbia, South Carolina that serve as our data and operations centers.
Additional information relating to premises, equipment and lease commitments is set forth in Note F of BancShares’ Notes to Audited Consolidated Financial Statements.
Item 3. Legal Proceedings
BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal action currently exists that is expected to have a material effect on BancShares’ consolidated financial statements. Additional information related to legal proceedings is set forth in Note U in BancShares’ Notes to Consolidated Financial Statements.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2016, there were 1,399 holders of record of the Class A common stock and 220 holders of record of the Class B common stock. The market volume for Class B common stock is extremely limited. On many days, there is no trading and, to the extent there is trading, it is generally low.

The average monthly trading volume for the Class A common stock was 632,933 shares for the fourth quarter of 2016 and 448,233 shares for the year ended December 31, 2016. The Class B common stock monthly trading volume averaged 1,033 shares in the fourth quarter of 2016 and 1,208 shares for the year ended December 31, 2016.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock, the high and low sales prices per share of BancShares Class A common stock, as reported on NASDAQ, and the high and low bid prices for BancShares Class B common stock, as reported in the OTC Bulletin Board, for each quarterly period during 2016 and 2015, are set forth in the following table. Over-the-counter bid prices for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transactions.

	2016				2015
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Cash dividends (Class A and Class B)	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30
Class A sales price
High	367.00	294.50	262.49	257.97	263.62	266.01	261.27	264.95
Low	280.98	245.60	229.51	217.41	215.98	213.74	226.09	221.61
Class B bid price
High	318.00	258.51	237.00	233.25	245.00	246.01	244.66	246.74
Low	252.00	219.00	214.00	197.36	202.05	197.05	228.01	212.00

A cash dividend of 30 cents per share was declared by the Board of Directors on January 24, 2017, payable on April 4, 2017, to holders of record as of March 20, 2017. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During 2016, our Board approved a stock repurchase plan that provides for the purchase of up to 200,000 shares of Class A common stock. The shares may be purchased from time to time from November 1, 2016 through October 31, 2017. That authority replaced a similar plan in effect during the twelve months preceding November 1, 2016. The Board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled. As of December 31, 2016, no purchases had occurred pursuant to either authorization.

There were no shares of Class A or Class B common stock purchased by BancShares during the year ended December 31, 2016.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the NASDAQ – Banks Index and the NASDAQ – U.S. Index. Each trend line assumes that $100 was invested on December 31, 2011, and that dividends were reinvested for additional shares.

Item 6. Selected Financial Data
Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS
Interest income	$987,757	$969,209	$760,448	$796,804	$1,004,836
Interest expense	43,082	44,304	50,351	56,618	90,148
Net interest income	944,675	924,905	710,097	740,186	914,688
Provision (credit) for loan and lease losses	32,941	20,664	640	(32,255)	142,885
Net interest income after provision for loan and lease losses	911,734	904,241	709,457	772,441	771,803
Gain on acquisitions	5,831	42,930	—	—	—
Noninterest income	482,240	424,158	343,213	267,382	192,254
Noninterest expense	1,048,738	1,038,915	849,076	771,380	766,933
Income before income taxes	351,067	332,414	203,594	268,443	197,124
Income taxes	125,585	122,028	65,032	101,574	64,729
Net income	$225,482	$210,386	$138,562	$166,869	$132,395
Net interest income, taxable equivalent	$949,768	$931,231	$714,085	$742,846	$917,664
PER SHARE DATA
Net income	$18.77	$17.52	$13.56	$17.35	$12.92
Cash dividends	1.20	1.20	1.20	1.20	1.20
Market price at period end (Class A)	355.00	258.17	252.79	222.63	163.50
Book value at period end	250.82	239.14	223.77	215.35	193.29
SELECTED PERIOD AVERAGE BALANCES
Total assets	$32,439,492	$31,072,235	$24,104,404	$21,295,587	$21,073,061
Investment securities	6,616,355	7,011,767	5,994,080	5,206,000	4,698,559
Loans and leases (1)	20,897,395	19,528,153	14,820,126	13,163,743	13,560,773
Interest-earning assets	30,267,788	28,893,157	22,232,051	19,433,947	18,974,915
Deposits	27,515,161	26,485,245	20,368,275	17,947,996	17,727,117
Interest-bearing liabilities	19,158,317	18,986,755	15,273,619	13,910,299	14,298,026
Long-term obligations	811,755	547,378	403,925	462,203	574,721
Shareholders' equity	$3,001,269	$2,797,300	$2,256,292	$1,936,895	$1,910,886
Shares outstanding	12,010,405	12,010,405	10,221,721	9,618,952	10,244,472
SELECTED PERIOD-END BALANCES
Total assets	$32,990,836	$31,475,934	$30,075,113	$21,193,878	$21,279,269
Investment securities	7,006,678	6,861,548	7,172,435	5,388,610	5,227,570
Loans and leases:
PCI	809,169	950,516	1,186,498	1,029,426	1,809,235
Non-PCI	20,928,709	19,289,474	17,582,967	12,104,298	11,576,115
Interest-earning assets	30,691,551	29,224,436	27,730,515	19,428,929	19,142,433
Deposits	28,161,343	26,930,755	25,678,577	17,874,066	18,086,025
Interest-bearing liabilities	19,467,223	18,955,173	18,930,297	13,654,436	14,213,751
Long-term obligations	832,942	704,155	351,320	510,769	444,921
Shareholders' equity	$3,012,427	$2,872,109	$2,687,594	$2,071,462	$1,859,624
Shares outstanding	12,010,405	12,010,405	12,010,405	9,618,941	9,620,914
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.70%	0.68%	0.57%	0.78%	0.63%
Rate of return on average shareholders' equity	7.51	7.52	6.14	8.62	6.93
Average equity to average assets ratio	9.25	9.00	9.36	9.10	9.07
Net yield on interest-earning assets (taxable equivalent)	3.14	3.22	3.21	3.82	4.84
Allowance for loan and lease losses to total loans and leases:
PCI	1.70	1.72	1.82	5.20	7.74
Non-PCI	0.98	0.98	1.04	1.49	1.55
Total	1.01	1.02	1.09	1.78	2.38
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	0.66	3.51	9.84	7.02	9.26
Noncovered	0.67	0.79	0.66	0.74	1.15
Total	0.67	0.83	0.91	1.25	2.30
Tier 1 risk-based capital ratio	12.42	12.65	13.61	14.89	14.24
Common equity Tier 1 ratio	12.42	12.51	N/A	N/A	N/A
Total risk-based capital ratio	13.85	14.03	14.69	16.39	15.92
Leverage capital ratio	9.05	8.96	8.91	9.80	9.21
Dividend payout ratio	6.39	6.85	8.85	6.92	9.29
Average loans and leases to average deposits	75.95	73.73	72.76	73.34	76.50
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. See Note A in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Report for more detail. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2016, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we", "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.
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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States (GAAP) and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. The most critical accounting and reporting policies include those related to the allowance for loan and lease losses, fair value estimates, the payable to the FDIC for shared-loss agreements, pension plan assumptions, and income taxes. Significant accounting policies are discussed in Note A in the Notes to Consolidated Financial Statements.

The following is a summary of our critical accounting policies that are material to our consolidated financial statements and are highly dependent on estimates and assumptions.

Allowance for loan and lease losses. The allowance for loan and lease losses (ALLL) reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The ALLL is based on management's evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical experience and current trends among delinquencies, defaults and nonperforming assets.

BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of performing loans and specific allocations for significant individual impaired loans. It also includes establishing an ALLL for purchased credit-impaired loans (PCI) that have deteriorated since acquisition. The general allowance is based on historical net loan loss experience for homogeneous groups of loans based mostly on loan type then aggregated on the basis of similar risk characteristics and performance trends. This allowance estimate contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The methodology also considers the remaining discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.
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

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and recognizes provision expense to maintain the ALLL at an appropriate level. Specific allowances for impaired loans are determined by analyzing estimated cash flows discounted at a loan's original rate or collateral values in situations where we believe repayment is dependent on collateral liquidation. A majority of our impaired loans are collateralized by real property or tangible personal property.
Management considers the established ALLL adequate to absorb losses that relate to loans and leases outstanding at December 31, 2016, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. These agencies may require the recognition of additions to the ALLL based on their judgments of information available to them at the time of their examination. See Note E in the Notes to Consolidated Financial Statements for additional disclosures.
Fair value estimates. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. Certain assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include available for sale securities and loans held for sale. At December 31, 2016, the percentage of total assets measured at fair value on a recurring basis was 21.5 percent. There were no liabilities measured at fair value on a recurring basis at December 31, 2016. We also measure certain assets at fair value on a non-recurring basis either to evaluate assets for impairment or for disclosure purposes. Examples of non-recurring uses of fair value include impaired loans, other real estate owned (OREO), goodwill, and intangible assets, including mortgage serving rights (MSRs). Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. As required under GAAP, the assets acquired and liabilities assumed in business combinations are recognized at their fair values as of the acquisition dates. Fair values estimated as part of a business combination are determined using valuation methods and assumptions established by management.

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

FDIC shared-loss payable. Certain shared-loss agreements include clawback provisions that require payments to the FDIC if actual losses and expenses do not exceed a calculated amount. Our estimate of the clawback payments based on current loss and expense projections are recorded as a payable to the FDIC. Projected cash flows are discounted to reflect the estimated timing of the payments to the FDIC. See Note U in the Notes to Consolidated Financial Statements for additional disclosures.

Pension plan assumptions. BancShares has a noncontributory qualified defined benefit pension plan that covers qualifying employees (BancShares plan) and certain legacy Bancorporation employees are covered by a noncontributory qualified defined benefit pension plan (Bancorporation plan). The calculation of the benefit obligations, the future value of plan assets, funded status and related pension expense under the pension plans require the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plans reflect the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, which was 4.30 percent for both the BancShares and Bancorporation plans during 2016, compared to 4.68 percent during 2015. For the calculation of pension expense, the assumed discount rate was 4.68 percent for both the BancShares and Bancorporation plans during 2016, compared to 4.27 percent during 2015.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.50 percent for both of the BancShares and Bancorporation plans during 2016 and 2015.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent for both the BancShares and Bancorporation plans to calculate pension expense during 2016 and 2015. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases. See Note N in the Notes to Consolidated Financial Statements for additional disclosures.

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

During the third quarter of 2016, adjustments were made to the acquisition fair value for the FDIC-assisted acquisition of FCSB. The adjustments were primarily based upon updated collateral valuations, resulting in an increase of $837 thousand to the gain on acquisition. These adjustments brought the total gain on the transaction to $3.0 million and are included in noninterest income in the Consolidated Statements of Income.
During the second quarter of 2016, adjustments were made to the acquisition fair values for the FDIC-assisted acquisition of NMSB, primarily based upon updated collateral valuations, resulting in an increase of $1.2 million to the gain on acquisition. These adjustments brought the total gain on the transaction to $2.9 million and are included in noninterest income in the Consolidated Statements of Income.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 for public business entities, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2016. We evaluated our investments in partnerships and limited liability entities under the new guidance and concluded that not consolidating was still appropriate and did not have an impact on our consolidated financial position or consolidated results of operations.
Recently Issued Accounting Pronouncements
FASB ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU does not provide a definition of restricted cash or restricted cash equivalents.
This ASU is effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. BancShares does not anticipate any affect on our Consolidated Statements of Cash Flows.
FASB ASU 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are under Common Control
This ASU does not change the characteristics of a primary beneficiary in current GAAP; however, it requires that a reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We will adopt the guidance during the first quarter of 2017. BancShares does not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.
FASB ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property or property, plant and equipment, when the transfer occurs. This ASU does not change GAAP for an intra-entity transfer of inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.
The amendments in this ASU are effective for pubic business entities for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis. The adoption of this standard is not expected to have a significant impact on our consolidated financial position or results of operation and we will adopt the guidance during the first quarter of 2018.

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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. We will adopt the guidance during the first quarter of 2018. The adoption of this standard is not expected to have a significant impact on our Consolidated Statements of Cash Flows.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact the new standard will have on our consolidated financial statements. Upon adoption, our allowance for loan and lease losses will be impacted by the loan portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt during the first quarter of 2019. While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We will adopt during the first quarter of 2018 with a cumulative-effect adjustment from AOCI to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact the new standard will have on our consolidated financial statements. The cumulative-effect adjustment will be impacted by the equity securities portfolio composition and fair value prices available at the date of adoption.
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
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal periods beginning after December 15, 2016. Our revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. We continue to evaluate the impact of the new standard on our noninterest income and on our presentation and disclosures. We expect to adopt the ASU during the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings and the modified retrospective approach will likely be used.

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

BancShares conducts its banking operations through its wholly-owned subsidiary FCB, a state-chartered bank organized under the laws of the state of North Carolina.

In September 2016, BancShares completed the merger of Cordia and its subsidiary, BVA into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The merger enabled FCB to strengthen its presence in the greater Richmond, Virginia area as Cordia operated six BVA branches in Richmond, Midlothian, Chesterfield, Colonial Heights and Chester, Virginia.
During the first half of 2016, FCB purchased certain assets and assumed certain liabilities of FCSB of King of Prussia, Pennsylvania and NMSB of Milwaukee, Wisconsin from the FDIC. Both transactions provided FCB the opportunity to grow capital and enhance earnings.
In 2015, FCB purchased certain assets and assumed certain liabilities of CCBT of Atlanta, Georgia from the FDIC. The transaction enabled FCB to expand its presence in Georgia.
Interest rates have presented significant challenges to commercial banks’ efforts to generate earnings and shareholder value. While interest rates were higher at the end of the year, our strategy continues to focus on maintaining an interest rate risk profile that will benefit net interest income in a rising rate environment.  Management drives to this goal by focusing on core customer deposits and loans in the targeted interest rate risk profile. Additionally, our initiatives focus on control of noninterest expenses, optimization of our branch network, and further enhancements to our technology and delivery channels.

In lending, our initiatives concentrate on broadening and diversifying the loan portfolio through loan products with high growth potential. These efforts include expanded product offerings in the commercial real estate construction and non-owner occupied commercial real estate markets. We have also expanded our efforts in non-real estate secured commercial and industrial lending and have enhanced our product menu for high net worth individuals.

Our initiatives also pursue additional non-interest fee income through enhanced credit card offerings and expanded wealth management and merchant services. We have redesigned our credit card programs to offer more competitive products, intended to both increase the number of accounts and frequency of card usage. Enhancements include more comprehensive reward programs and improved card benefits. In wealth management, we have broadened our products and services to better align with the specialized needs and wants of those customers.

Management is pursuing opportunities to improve our operational efficiency and increase profitability through expense reductions, while continuing enterprise sustainability projects to stabilize the operating environment. Such initiatives include the automation of certain manual processes, elimination of duplicated and outdated systems, enhancements to existing technology and reduction of discretionary spending. We review vendor agreements and larger third party contracts for cost savings. We also seek to increase profitability through optimizing our branch network. Our goals are to increase efficiencies and control costs while effectively executing an operating model that best serves our customers’ needs. We seek the appropriate footprint and staffing levels to take efficient advantage of the revenue opportunities in each of our markets.

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis’ advance estimate of fourth quarter 2016 GDP growth was 1.9 percent, down from 3.5 percent GDP growth in the third quarter 2016. The estimated real GDP growth during the quarter was due to positive contributions from residential fixed investments, private inventory investments, and state and local government spending, offset by a decline in exports, slowed consumer spending and an increase in imports. Consumer spending positively contributed to fourth quarter GDP growth although at a lower rate in comparison to the prior quarter. For all of 2016, the economy grew by 1.6 percent, down from an increase of 2.6 percent in 2015.
The U.S. unemployment rate dropped from 5.0 percent in December 2015 to 4.7 percent in December 2016. However, according to the U.S. Department of Labor, nonfarm payroll employment growth in 2016 was 2.2 million, compared to 2.7 million in 2015.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the fourth quarter that the labor market continued to strengthen and economic activity expanded at a moderate pace. In light of the cumulative progress made, the FOMC decided to raise the target range for the federal funds rate by 25 basis points. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. The FOMC expects that economic activity will expand at a moderate pace and labor market conditions will continue to strengthen with gradual increases in the federal funds rate in the future.

The housing market remained solid during the year, fueled by low mortgage interest rates, economic growth and job creation. An estimated 563,000 new homes were purchased in 2016, up 12.2 percent, from the 2015 figure of 501,000. Purchases of existing homes in 2016 were 5.5 million, up 3.8 percent, compared to the 2015 rate of 5.3 million.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the third quarter of 2016. FDIC-insured institutions reported a 12.9 percent increase in net income compared to the third quarter of 2015, mainly attributable to an increase in net operating revenue and higher noninterest income. Across the industry, banking industry average net interest margin increased to 3.18 percent in the third quarter of 2016 from 3.08 percent in the same quarter a year ago. Total loans and leases increased by 6.8 percent from the same quarter a year ago primarily due to growth in residential mortgage loans.
EARNINGS PERFORMANCE SUMMARY
For the year ended December 31, 2016, net income was $225.5 million, or $18.77 per share, compared to $210.4 million, or $17.52 per share, during 2015. The $15.1 million, or 7.2 percent, increase in net income was primarily due to higher net interest income resulting from strong core loan growth and higher investment interest income and higher noninterest income, partially offset by a decline in loan interest income on the PCI loan portfolio due to continued run-off, higher provision expense and higher noninterest expense.
Key financial drivers for 2016 include:

•	Loan growth was strong during 2016, as net balances increased by $1.50 billion to $21.74 billion, primarily driven by originated portfolio growth.

•	Deposit growth continued in 2016, up $1.23 billion to $28.16 billion, primarily due to organic growth in low-cost demand deposits and checking with interest accounts.

•	FCB successfully completed the NMSB, FCSB and Cordia acquisitions during 2016. All three acquisitions contributed to growth in loans and deposits during the year.

•	The yield on the investment portfolio continued to improve, while deposit funding costs remained low.

•	The early termination of certain FDIC shared-loss agreements during the year resulted in a net positive pre-tax earnings impact of $16.6 million.

•	Earnings in 2016 included $26.7 million in investment securities gains and gains of $5.8 million recognized in connection with the NMSB and FCSB acquisitions.

•	Core fee-based business contributed to higher noninterest income, led by growth of $17.6 million in merchant and cardholder income reflecting increases in sales volume.

•	Strategic cost management efforts continue as evidenced by year-over-year noninterest expense growth of less than 1.0 percent.

•
Net charge-offs remained low at 0.10 percent of average loans and leases in 2016, unchanged from 2015. However, provision expense increased by $12.3 million due to stabilized credit quality trends in the non-PCI portfolio and changes in reserves on impaired non-PCI loans and leases.

•
BancShares remained well-capitalized at December 31, 2016 under Basel III capital requirements, with a leverage capital ratio of 9.05 percent, Tier 1 risk-based capital of 12.42 percent, common equity Tier 1 ratio of 12.42 percent and total risk-based capital ratio of 13.85 percent.

The return on average assets was 0.70 percent during 2016, compared to 0.68 percent during 2015. The return on average shareholders' equity was 7.51 percent and 7.52 percent for the respective periods.
Net interest income for the year ended December 31, 2016 increased by $19.8 million, or 2.1 percent, to $944.7 million. Interest income was up $18.5 million due to higher originated loan and investment interest income, partially offset by a decline in PCI loan interest income due to continued run-off of the portfolio. The year-to-date taxable-equivalent net interest margin for 2016 was 3.14 percent, compared to 3.22 percent during 2015. The margin decline was due to PCI loan portfolio run-off, with PCI loans generally having higher yields, partially offset by the positive impacts of originated loan growth, higher yields on investments and lower funding costs.
BancShares recorded net provision expense of $32.9 million for loan and lease losses for the full year of 2016, compared to $20.7 million net provision expense for 2015. The net provision expense on non-PCI loans and leases was $34.9 million for 2016, compared to $22.9 million in 2015. The $12.0 million increase in 2016 primarily resulted from higher reserves on impaired loans and, to a lesser extent, higher net charge-offs. The PCI loan portfolio net provision credit was $2.0 million for the year ended 2016, compared to a net provision credit of $2.2 million during the same period of 2015.
Noninterest income was $488.1 million for the year ended 2016, compared to $467.1 million for 2015. Excluding the $5.8 million acquisition gains in 2016 and the $42.9 million CCBT acquisition gain in 2015, total noninterest income increased $58.1 million, primarily due to higher securities gains of $15.9 million, the $16.6 million impact from the early termination of FDIC shared-loss agreements and a $17.6 million increase in merchant and cardholder income. Noninterest income was also positively impacted by a $9.3 million reduction in FDIC receivable adjustments.
Noninterest expense was $1.05 billion for the year ended December 31, 2016, compared to $1.04 billion for the same period in 2015. The increase was a result of higher merchant and cardholder processing expenses due to an increase in sales volumes, an increase in occupancy expense, and an increase in other expense due to operational losses, offset by lower personnel expense and merger-related expense.
Income tax expense was $125.6 million and $122.0 million for the years ended 2016 and 2015, respectively.
Loan balances increased by a net $1.50 billion, or 7.4 percent, since December 31, 2015. This increase was primarily driven by $1.41 billion of organic growth in the non-PCI portfolio and the addition of $225.0 million to the non-PCI portfolio from the Cordia acquisition at December 31, 2016. The PCI portfolio declined over this period by $141.3 million, as a result of continued loan run-off of $206.6 million offset by net loans acquired from NMSB and FCSB, which were $29.5 million and $35.8 million, respectively, at December 31, 2016.
The allowance for loan and lease losses as a percentage of total loans was 1.01 percent at December 31, 2016 compared to 1.02 percent at December 31, 2015. As of December 31, 2016, BancShares’ nonperforming assets, including nonaccrual loans and OREO, declined $22.0 million to $147.0 million from $169.0 million at December 31, 2015.
At December 31, 2016, total deposits were $28.16 billion, an increase of $1.23 billion, or 4.6 percent, since December 31, 2015. The increase was due to organic growth in low-cost demand deposits and checking with interest accounts and the additions of deposit balances from the NMSB, FCSB and Cordia acquisitions of $318.2 million at December 31, 2016, offset by continued run-off in time deposits.
REGULATORY CAPITAL

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

The Dodd-Frank Act also imposed new regulatory capital requirements for banks which has resulted in the disallowance of qualified trust preferred capital securities as Tier 1 capital. As of December 31, 2016, BancShares had $121.5 million in trust preferred capital securities that were outstanding and, based on the Inter-Agency Capital Rule Notice, all of these trust preferred capital securities were excluded from Tier 1 capital effective January 1, 2016.

Bank regulatory agencies approved Basel III regulatory capital guidelines aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares implemented the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. Table 2 describes the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully-phased-in requirements that become effective during 2019. As of December 31, 2016, BancShares' common equity Tier 1 ratio was 12.42 percent, compared to the fully-phased in minimum of 7.00 percent, which includes the 2.50 percent minimum conservation buffer.

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
BUSINESS COMBINATIONS

Cordia Bancorp, Inc.
On September 1, 2016, FCB completed the merger of Cordia and its subsidiary, BVA into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The merger allowed FCB to strengthen its presence in the greater Richmond, Virginia area as Cordia operated six BVA branches in Richmond, Midlothian, Chesterfield, Colonial Heights and Chester, Virginia.

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

As a result of the transaction, FCB recorded $10.8 million of goodwill. The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired. This premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Table 3 provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Table 3
CORDIA PURCHASE PRICE, NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

(Dollars in thousands)	As recorded by FCB
Purchase price		$37,053
Assets
Cash and due from banks	$8,383
Overnight investments	3,081
Investment securities available for sale	76,633
Loans and leases	241,392
Premises and equipment	4,151
Other real estate owned	1,170
Income earned not collected	1,990
Intangible assets	2,210
Other assets	10,318
Total assets acquired	349,328
Liabilities
Deposits	292,192
Short-term borrowings	30,164
Other liabilities	747
Total liabilities assumed	$323,103
Fair value of net assets acquired		26,225
Goodwill recorded for Cordia		$10,828
Merger-related expenses of $3.8 million were recorded in the Consolidated Statements of Income for the year ended December 31, 2016. Loan-related interest income generated from Cordia was approximately $4.2 million since the acquisition date for the year ended December 31, 2016.
Due to the immaterial amount of loans resulting from the Cordia transaction that had evidence of credit quality deterioration, all loans were accounted for as non-PCI loans under ASC 310-20.
First CornerStone Bank
On May 6, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of FCSB of King of Prussia, Pennsylvania. The acquisition provided FCB the opportunity to grow capital and enhance earnings. This is an FDIC-assisted transaction; however, it has no shared-loss agreement.

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

During the third quarter of 2016, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $837 thousand to the gain on acquisition. These adjustments brought the total gain on the transaction to $3.0 million which is included in noninterest income in the Consolidated Statements of Income.

Table 4 provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 4
FIRST CORNERSTONE BANK NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$748
Overnight investments	37,540
Investment securities	4,564
Loans	43,776
Other real estate owned	375
Income earned not collected	8
Intangible assets	390
Other assets	13
Total assets acquired	87,414
Liabilities
Deposits	96,882
Other liabilities	23
Total liabilities assumed	96,905
Fair value of net liabilities assumed	(9,491)
Cash received from FDIC	12,450
Gain on acquisition of FCSB	$2,959
Merger-related expenses of $1.0 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2016. Loan-related interest income generated from FCSB was approximately $1.6 million since the acquisition date for the year ended December 31, 2016.
All loans resulting from the FCSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.
North Milwaukee State Bank
On March 11, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of NMSB with two branches in Milwaukee, Wisconsin. The acquisition provided FCB with the opportunity to grow capital and enhance earnings. This is an FDIC-assisted transaction; however, it has no shared-loss agreement.

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

Table 5 provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 5
NORTH MILWAUKEE STATE BANK NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$4,545
Overnight investments	2,274
Investment securities available for sale	9,425
Loans	36,914
Other intangible assets	240
Other assets	216
Total assets acquired	53,614
Liabilities
Deposits	59,206
Short-term borrowings	1,662
Other liabilities	74
Total liabilities assumed	$60,942
Fair value of net liabilities assumed	(7,328)
Cash received from FDIC	10,200
Gain on acquisition of NMSB	$2,872
Merger-related expenses of $517 thousand from the NMSB transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2016. Loan-related interest income generated from NMSB was approximately $1.9 million since the acquisition date for the year ended December 31, 2016.
All loans resulting from the NMSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.

Capitol City Bank & Trust Company
On February 13, 2015, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of CCBT. This is an FDIC-assisted transaction; however, it has no shared-loss agreement.

The CCBT transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. The fair value of the assets acquired was $211.9 million, including $154.5 million in loans and $690 thousand of identifiable intangible assets. Liabilities assumed were $272.5 million of which $266.4 million were deposits. The fair value of the net liabilities assumed was $60.6 million and cash received from the FDIC was $103.5 million. The total gain on the transaction was $42.9 million which is included in noninterest income in the Consolidated Statement of Income. The total after-tax impact of the gain was $26.4 million.

Merger-related expenses of $1.9 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2015.

All loans resulting from the CCBT transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.

Additional information related to the acquisitions listed above is included in Note B to the Consolidated Financial Statements.

FDIC-ASSISTED TRANSACTIONS

BancShares completed seven FDIC-assisted transactions during the period beginning in 2009 through 2015, and it acquired NMSB and FCSB in its eighth and ninth such transaction during 2016. These transactions provided us significant contributions to our results of operations. Prior to its merger into BancShares in 2014, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the twelve FDIC-assisted transactions (including the three completed by Bancorporation) included shared-loss agreements that, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. The CCBT, NMSB and FCSB transactions did not include shared-loss agreements.

Table 6 provides information regarding the fair value of loans at the acquisition date from the twelve FDIC-assisted transactions consummated during 2016, 2015 and 2009 through 2011.
Table 6
FDIC-ASSISTED TRANSACTIONS

Entity	Date of transaction	Fair value of loans at acquisition date
		(Dollars in thousands)
First Cornerstone Bank (FCSB)	May 6, 2016	$43,776
North Milwaukee State Bank (NMSB)	March 11, 2016	36,914
Capitol City Bank & Trust (CCBT)	February 13, 2015	154,496
Colorado Capital Bank (CCB)	July 8, 2011	320,789
Atlantic Bank & Trust (ABT) (1)	June 3, 2011	112,238
United Western Bank (United Western)	January 21, 2011	759,351
Williamsburg First National Bank (WFNB) (1)	July 23, 2010	55,054
Sun American Bank (SAB)	March 5, 2010	290,891
First Regional Bank (First Regional)	January 29, 2010	1,260,249
Georgian Bank (GB) (1)	September 25, 2009	979,485
Venture Bank (VB)	September 11, 2009	456,995
Temecula Valley Bank (TVB)	July 17, 2009	855,583
Total		$5,325,821
Carrying value of FDIC-assisted acquired loans as of December 31, 2016		$577,907
(1) Date of transaction and fair value of loans acquired represent when Bancorporation acquired the entities and the fair value of the loans on that date.

Generally, losses on single family residential loans are covered under shared-loss agreements for ten years. As of December 31, 2016, shared-loss protection has expired or has been terminated for all non-single family residential loans. Shared-loss protection remains only for single family residential loans acquired from UWB, VB and GB in the amount of $84.8 million.

FDIC shared-loss termination. During 2016, FCB entered into an agreement with the FDIC to terminate five of FCB's nine shared-loss agreements, including TVB, SAB, WFNB, ABT and CCB. Under the terms of the agreement, FCB made a net payment of $20.1 million to the FDIC as consideration for early termination of the shared-loss agreements. Also, FCB wrote-off $1.5 million of the FDIC shared-loss receivable and released $18.2 million of the FDIC shared-loss payable associated with the terminated agreements. As a result, FCB recognized a $3.4 million loss on the termination of the shared-loss agreements.

FDIC shared-loss payable (clawback). The early termination agreement eliminated FCB's FDIC shared-loss payable for SAB and CCB. The remaining shared-loss payable balance at December 31, 2016 was $97.0 million. In conjunction with the early termination, FCB adjusted the FDIC shared-loss payable under the two remaining shared-loss agreements with clawback provisions and released other related reserves. The clawback liabilities were adjusted in order to conform to the methodology used to determine the net termination payment. The adjustment to the clawback liabilities is accounted for by management as a change in estimate. The total one-time pre-tax benefit of these adjustments was $20.0 million. The resulting positive net impact to pre-tax earnings from the early termination of the FDIC shared-loss agreements was $16.6 million during 2016.

Table 7 provides the various terms of each shared-loss agreement and the components of the receivable from the FDIC.

Table 7
SHARED-LOSS PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date (1)	Losses/expenses incurred through 12/31/2016 (2)	Cumulative amount reimbursed by FDIC through 12/31/2016 (3)	Carrying value at December 31, 2016		Current portion of receivable due from (to) FDIC for 12/31/2016 filings	Prospective amortization (accretion) (4)
(Dollars in thousands)				FDIC shared-loss receivable	FDIC shared-loss payable
Entity
VB - combined losses	138,963	156,441	124,724	92	—	(147)	239
GB - combined losses	279,310	900,712	464,894	(571)	—	(571)	—
First Regional - combined losses	378,695	211,923	136,567	(705)	84,321	(705)	—
United Western
Non-single family residential losses	112,672	94,218	78,251	(1,527)	12,687	(1,527)	—
Single family residential losses	24,781	5,880	4,549	6,883	—	—	6,883
Total	$934,421	$1,369,174	$808,985	$4,172	$97,008	$(2,950)	$7,122

(1)
Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC. For GB the acquisition date is when Bancorporation initially acquired the banks.

(2)	For GB the losses/expenses incurred through December 31, 2016 include amounts prior to BancShares' acquisition through merger with Bancorporation.
(3)	For GB the cumulative amount reimbursed by FDIC through December 31, 2016 include amounts prior to BancShares' acquisition through merger with Bancorporation.
(4)
Prospective amortization (accretion) reflects balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

Except where noted, each FDIC-assisted transaction has a separate shared-loss agreement for Single-Family Residential loans (SFR) and Non-Single-Family Residential loans (NSFR).

For VB, combined losses are covered at 80 percent up to $235.0 million and 95 percent for losses above $235.0 million. The shared-loss agreement expired on September 11, 2014 for all VB NSFR loans and will expire on September 11, 2019 for the SFR loans.

For GB, combined losses are covered at 0 percent up to $327.0 million, 80 percent for losses between $327.0 million and $853.0 million and 95 percent above $853.0 million. The shared-loss agreement expired on September 25, 2014 for all GB NSFR loans and will expire on September 25, 2019 for the SFR loans.

For First Regional, NSFR losses were covered at 0 percent up to $41.8 million, 80 percent for losses between $41.8 million and $1.02 billion and 95 percent for losses above $1.02 billion. The shared-loss agreement expired on January 29, 2015 for all First Regional NSFR loans. First Regional had no SFR loans.

For United Western NSFR loans, losses are covered at 80 percent up to $111.5 million, 30 percent between $111.5 million and $227.0 million and 80 percent for losses above $227.0 million. The shared-loss agreement expired on January 21, 2016.

For United Western SFR loans, losses are covered at 80 percent up to $32.5 million, 0 percent between $32.5 million and $57.7 million and 80 percent for losses above $57.7 million. The shared-loss agreement expires on January 21, 2021.

Table 8
AVERAGE BALANCE SHEETS

	2016			2015
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases	$20,897,395	$881,266	4.22%	$19,528,153	$880,381	4.51%
Investment securities:
U.S. Treasury	1,548,895	12,078	0.78	2,065,750	15,918	0.77
Government agency	332,107	2,941	0.89	801,408	7,095	0.89
Mortgage-backed securities	4,631,927	79,336	1.71	4,141,703	65,815	1.59
Corporate bonds	30,347	1,783	5.88	1,042	178	17.08
State, county and municipal	49	1	2.69	903	53	5.85
Other	73,030	911	1.25	961	28	2.93
Total investment securities	6,616,355	97,050	1.47	7,011,767	89,087	1.27
Overnight investments	2,754,038	14,534	0.53	2,353,237	6,067	0.26
Total interest-earning assets	30,267,788	$992,850	3.28%	28,893,157	$975,535	3.38
Cash and due from banks	467,315			469,270
Premises and equipment	1,128,870			1,125,159
FDIC shared-loss receivable	7,370			18,637
Allowance for loan and lease losses	(209,232)			(206,342)
Other real estate owned	66,294			76,845
Other assets	711,087			695,509
Total assets	$32,439,492			$31,072,235

Liabilities
Interest-bearing deposits:
Checking with interest	$4,484,557	$910	0.02%	$4,170,598	$856	0.02%
Savings	2,024,656	615	0.03	1,838,531	479	0.03
Money market accounts	8,148,123	6,472	0.08	8,236,160	7,051	0.09
Time deposits	2,959,757	10,172	0.34	3,359,794	12,844	0.38
Total interest-bearing deposits	17,617,093	18,169	0.10	17,605,083	21,230	0.12
Repurchase obligations	721,933	1,861	0.26	606,357	1,481	0.24
Other short-term borrowings	7,536	104	1.38	227,937	3,179	1.39
Long-term obligations	811,755	22,948	2.83	547,378	18,414	3.36
Total interest-bearing liabilities	19,158,317	43,082	0.22	18,986,755	44,304	0.23
Demand deposits	9,898,068			8,880,162
Other liabilities	381,838			408,018
Shareholders' equity	3,001,269			2,797,300
Total liabilities and shareholders' equity	$32,439,492			$31,072,235
Interest rate spread			3.06%			3.15%
Net interest income and net yield
on interest-earning assets		$949,768	3.14%		$931,231	3.22%
Loans and leases include PCI and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $37.5 million, $30.9 million, $16.4 million, $14.1 million and $14.2 million for the years ended 2016, 2015, 2014, 2013, and 2012, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent, 5.5 percent, 6.2 percent, 6.9 percent, and 6.9 percent for the years ended 2016, 2015, 2014, 2013, and 2012, respectively. The taxable-equivalent adjustment was $5,093, $6,326, $3,988, $2,660 and $2,976 for the years ended 2016, 2015, 2014, 2013, and 2012, respectively.

Table 8
AVERAGE BALANCE SHEETS (continued)

2014			2013			2012
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(Dollars in thousands, taxable equivalent)

$14,820,126	$703,716	4.75%	$13,163,743	$759,261	5.77%	$13,560,773	$969,802	7.15%

1,690,186	12,139	0.72	610,327	1,714	0.28	935,135	2,574	0.28
1,509,868	7,717	0.51	2,829,328	12,783	0.45	2,857,714	16,339	0.57
2,769,255	36,492	1.32	1,745,540	22,642	1.30	757,296	14,388	1.90
4,779	254	5.31	—	—	—	129,827	2,574	1.98
295	21	7.12	276	20	7.25	829	57	6.88
19,697	385	1.95	20,529	321	1.56	17,758	340	1.91
5,994,080	57,008	0.95	5,206,000	37,480	0.72	4,698,559	36,272	0.77
1,417,845	3,712	0.26	1,064,204	2,723	0.26	715,583	1,738	0.24
22,232,051	$764,436	3.44%	19,433,947	$799,464	4.12%	18,974,915	$1,007,812	5.31%
493,947			483,186			529,224
943,270			874,862			876,802
61,605			168,281			350,933
(210,937)			(257,791)			(272,105)
87,944			119,694			172,269
496,524			473,408			441,023
$24,104,404			$21,295,587			$21,073,061

$2,988,287	$779	0.03%	$2,346,192	$600	0.03%	$2,105,587	$1,334	0.06%
1,196,096	624	0.05	968,251	482	0.05	874,311	445	0.05
6,733,959	6,527	0.10	6,338,622	9,755	0.15	5,985,562	16,185	0.27
3,159,510	16,856	0.53	3,198,606	23,658	0.74	4,093,347	39,604	0.97
14,077,852	24,786	0.18	12,851,671	34,495	0.27	13,058,807	57,568	0.44
159,696	350	0.22	108,612	316	0.29	143,140	504	0.35
632,146	8,827	1.40	487,813	2,408	0.49	521,358	4,603	0.88
403,925	16,388	4.06	462,203	19,399	4.20	574,721	27,473	4.78
15,273,619	50,351	0.33	13,910,299	56,618	0.41	14,298,026	90,148	0.63
6,290,423			5,096,325			4,668,310
284,070			352,068			195,839
2,256,292			1,936,895			1,910,886
$24,104,404			$21,295,587			$21,073,061
		3.11%			3.71%			4.68%

	$714,085	3.21%		$742,846	3.82%		$917,664	4.84%

Table 9 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2016 and 2015.
Table 9
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2016			2015
	Change from previous year due to:			Change from previous year due to:
		Yield/	Total		Yield/	Total
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Assets
Loans and leases	$59,635	$(58,750)	$885	$217,932	$(41,267)	$176,665
Investment securities:
U.S. Treasury	(4,013)	173	(3,840)	2,819	960	3,779
Government agency	(4,165)	11	(4,154)	(4,986)	4,364	(622)
Mortgage-backed securities	8,173	5,348	13,521	19,981	9,342	29,323
Corporate bonds	3,363	(1,758)	1,605	(446)	370	(76)
State, county and municipal	(37)	(15)	(52)	40	(8)	32
Other	1,505	(622)	883	(467)	110	(357)
Total investment securities	4,826	3,137	7,963	16,941	15,138	32,079
Overnight investments	1,578	6,889	8,467	2,394	(39)	2,355
Total interest-earning assets	$66,039	$(48,724)	$17,315	$237,267	$(26,168)	$211,099
Liabilities
Interest-bearing deposits:
Checking with interest	$58	$(4)	$54	$365	$(288)	$77
Savings	96	40	136	208	(353)	(145)
Money market accounts	83	(662)	(579)	1,350	(826)	524
Time deposits	(1,424)	(1,248)	(2,672)	894	(4,906)	(4,012)
Total interest-bearing deposits	(1,187)	(1,874)	(3,061)	2,817	(6,373)	(3,556)
Repurchase obligations	268	112	380	1,041	90	1,131
Other short-term borrowings	(3,058)	(17)	(3,075)	(5,622)	(26)	(5,648)
Long-term obligations	8,159	(3,625)	4,534	5,339	(3,313)	2,026
Total interest-bearing liabilities	4,182	(5,404)	(1,222)	3,575	(9,622)	(6,047)
Change in net interest income	$61,857	$(43,320)	$18,537	$233,692	$(16,546)	$217,146
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. The rate/volume variance is allocated equally between the changes in volume and rate.

NET INTEREST INCOME

Net interest income of $944.7 million for the year ended December 31, 2016 increased by $19.8 million, or 2.1 percent, compared to the same period in 2015. Interest income was up $18.5 million primarily due to strong core originated loan growth and higher investment interest income, offset by a decline in loan interest income on the PCI loan portfolio due to continued run-off. Interest expense declined by $1.2 million primarily due to continued run-off of time deposits and maturities in 2015 of short-term borrowings, partially offset by higher interest expense on long-term borrowings due to an increase in FHLB borrowing during the year used to mitigate interest rate risk on long-term fixed-rate loans. Net interest income for 2015 was $924.9 million, a $214.8 million increase from 2014, primarily due to originated loan growth, the full year impact from the October 1, 2014 Bancorporation merger, a higher yield on the investment portfolio and a decrease in interest expense.
The year-to-date taxable-equivalent net interest margin for 2016 was 3.14 percent, compared to 3.22 percent during 2015. The margin decline was due to higher yielding PCI loan portfolio run-off, partially offset by the favorable impacts of originated loan growth, higher yields on investments and lower funding costs. Loan yields continue to be impacted by low interest rates and competitive loan pricing. Investment yields improved 20 basis points compared to 2015 primarily due to reinvesting investment securities cash flows from maturities and sales into higher yielding short duration mortgage-backed securities. The year-to-date taxable equivalent net interest margin increased 1 basis point to 3.22 percent in 2015, compared to 2014, primarily due to originated loan growth, higher investment securities yields and lower funding costs, offset by loan yield compression and continued PCI loan portfolio run-off.
Average interest-earning assets increased $1.38 billion, or by 4.8 percent, for the year ended December 31, 2016. Growth in average interest-earning assets during 2016 was due to originated loan growth funded primarily by deposit growth and was also impacted by the NMSB, FCSB and Cordia acquisitions. The year-to-date taxable-equivalent yield on interest-earning assets declined 10 basis points to 3.28 percent compared to 2015. The decline was primarily the result of PCI loan yield being replaced with higher quality, lower yielding originated loans, partially offset by improvement in the investment yield. Average interest-earning assets increased $6.66 billion between 2015 and 2014 primarily due to originated loan growth and the full year impact of the Bancorporation merger.
Average interest-bearing liabilities increased $171.6 million for the full year of 2016, compared to 2015 primarily due to incremental FHLB borrowings of $150.0 million in 2016 to mitigate interest rate risk from long-term fixed-rate loans. Average interest-bearing liabilities increased $3.71 billion between 2015 and 2014 reflecting the full year impact of the Bancorporation merger. The rate paid on interest-bearing liabilities decreased 1 basis point to 0.22 percent for the full year 2016, compared to 2015 and decreased 10 basis points between 2015 and 2014. The decline for both periods was primarily the result of lower deposit and borrowing costs.
Interest income was $987.8 million during 2016, an increase of $18.5 million, or 1.9 percent, when compared to 2015. Interest income from loans and leases was 876.5 million during 2016, an increase of $1.6 million when compared to 2015. The 2016 increase in loan interest income was the result of a $39.5 million increase in non-PCI loan interest income due to originated loan growth, partially offset by a $37.9 million decline in PCI loan interest income due to continued portfolio run-off. Interest income increased $208.8 million between 2015 and 2014 due to originated loan growth and the full year impact from the Bancorporation merger.
Interest income earned on investment securities was $96.8 million, $88.3 million, and $56.2 million during 2016, 2015, and 2014, respectively. The $8.5 million increase in 2016 was due to a 20 basis point improvement in the investment yield resulting from reinvesting investment securities cash flows from maturities and sales into higher yielding short duration mortgage-backed securities. Interest income earned on investment securities in 2015 increased $32.0 million, compared to 2014, primarily due to higher average balances resulting from investing cash flows from deposit growth and investment securities maturities and sales back into the investment securities portfolio, as well as the full year impact from the Bancorporation merger. The investment securities portfolio 32 basis point increase in the taxable-equivalent yield due to reinvesting investment securities cash flows from maturities and sales into higher yielding investments.
Interest expense was $43.1 million in 2016, a $1.2 million decrease from 2015, primarily the result of a 1 basis point decrease in the rate paid on interest-bearing liabilities due to a shift in the deposit mix to low-cost demand accounts. Interest expense on interest-bearing deposits was $18.2 million in 2016, a decrease of $3.1 million, compared to 2015, primarily due to a decline in time deposit balances. Interest expense on borrowings increased $1.8 million from 2015 to $24.9 million in 2016 primarily related to an increase in long-term borrowings, partially offset by a decline in interest paid on short-term borrowings. Interest expense was $44.3 million in 2015, a $6.0 million decrease compared to 2014, primarily the result of a 10 basis-point decrease in the rate paid on interest-bearing liabilities.
NONINTEREST INCOME

Table 10
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Gain on acquisitions	$5,831	$42,930	$—
Cardholder services	83,417	77,342	59,607
Merchant services	95,774	84,207	64,075
Service charges on deposit accounts	89,359	90,546	69,100
Wealth management services	80,221	82,865	66,115
Fees from processing services	71	180	17,989
Securities gains	26,673	10,817	29,096
Other service charges and fees	26,940	23,807	17,760
Mortgage income	20,348	18,168	5,828
Insurance commissions	11,150	11,757	11,129
ATM income	7,283	7,119	5,388
Adjustments to FDIC receivable and payable for shared-loss agreements	(9,725)	(19,009)	(32,151)
Net impact from FDIC shared-loss termination	16,559	—	—
Recoveries of PCI loans previously charged-off	20,126	21,169	16,159
Other	14,044	15,190	13,118
Total noninterest income	$488,071	$467,088	$343,213

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts, and revenues derived from wealth management services. Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records the portion of recoveries not covered under shared-loss agreements as noninterest income rather than as an adjustment to the allowance for loan losses. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to acquisition date due to a decline in expected cash flows.

During 2016, noninterest income was $488.1 million, compared to $467.1 million in 2015. Excluding the $5.8 million in gains on the NMSB and FCSB acquisitions in 2016 and the $42.9 million CCBT acquisition gain in 2015, total noninterest income increased $58.1 million. The year-to-date change was attributable to the following drivers:

•	Merchant and cardholder services income increased by $17.6 million, or 10.9 percent, reflecting solid sales volume growth.

•	The $16.6 million impact of the early termination of the FDIC shared-loss agreements.

•	Gains on sales of securities increased $15.9 million in 2016 in response to changing market conditions.

•	Lower FDIC receivable adjustments of $9.3 million resulting from a reduction in claims and lower amortization expense due to the early termination of the shared-loss agreements during 2016.
Noninterest income was $467.1 million in 2015, compared to $343.2 million in 2014. The $123.9 million increase from 2014 was primarily driven by the full year impact of the Bancorporation merger and the $42.9 million CCBT acquisition gain. Excluding the full year impact of Bancorporation, both merchant and cardholder services income increased by approximately 9.0 percent due to higher sales volume. FDIC receivable adjustments declined $13.1 million resulting from lower amortization expense as three shared-loss agreements expired in 2015. Fees from processing services declined $17.8 million as substantially all fees recorded in 2014 related to payments received from Bancorporation prior to the merger. Additionally, securities gains in 2014 included a $29.1 million gain on Bancorporation shares of stock owned by BancShares that were canceled on the merger date.

NONINTEREST EXPENSE

Table 11
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Salaries and wages	$428,351	$429,742	$349,279
Employee benefits	104,518	113,309	79,898
Occupancy expense	102,609	98,191	86,775
Equipment expense	92,501	92,639	79,084
Merchant processing	65,440	58,231	42,661
Cardholder processing	24,474	21,735	15,133
FDIC insurance expense	20,967	18,340	12,979
Foreclosure-related expenses	4,490	2,662	17,368
Collection	8,889	9,649	11,595
Processing fees paid to third parties	18,976	18,779	17,089
Cardholder reward programs	10,615	11,069	8,252
Telecommunications	14,496	14,406	10,834
Consultant	10,931	8,925	10,168
Advertising	10,239	12,431	11,461
Core deposit intangible amortization	16,851	18,892	6,955
Merger-related expenses	5,341	14,174	13,064
Other	109,050	95,741	76,481
Total noninterest expense	$1,048,738	$1,038,915	$849,076

During 2016, noninterest expense was $1.05 billion, compared to $1.04 billion in 2015, an increase of $9.8 million, or 0.9 percent. The year-to-date change was primarily attributable to the following drivers:

•	Processing expenses for merchant and cardholder services increased $9.9 million, or 12.4 percent, aligned with higher sales volume.

•
Occupancy expense increased $4.4 million primarily due to bank building repairs related to Hurricane Matthew of approximately $1.2 million and an increase in depreciation expense for technological investments put into production during 2016.

•	FDIC insurance expense increased $2.6 million due to a higher surcharge imposed during 2016.

•	Consultant expenses increased $2.0 million primarily due to regulatory and compliance-related services.

•	Other expense increased primarily as a result of higher operational losses, including losses on debit and credit cards of $4.5 million and costs related to branch closures of $3.2 million.

•	Employee benefits decreased $8.8 million primarily the result of lower pension costs. The decline in pension cost was due to an increase in the discount rate used to estimate pension expense in 2016.

•	Merger-related expense declined $8.8 million due to costs associated with the Bancorporation merger in the prior year.
Noninterest expense increased $189.8 million in 2015 from the $849.1 million recorded during 2014. The overall increase was due primarily to the full year impact of the Bancorporation merger. Additionally, higher pension costs contributed to the increase in employee benefits as a result of applying a lower discount rate to calculate pension obligations in 2015. Processing expenses for merchant and cardholder services, excluding the impact of the Bancorporation merger, were up an approximate 8.0 percent in 2015, corresponding with higher sales volume. These increases were offset by a $16.7 million decrease in foreclosure-related expenses and collection costs in 2015 due to lower losses on real estate sold and lower legal remediation expenses.
INCOME TAXES

For 2016, income tax expense was $125.6 million compared to $122.0 million during 2015 and $65.0 million during 2014, reflecting effective tax rates of 35.8 percent, 36.7 percent and 31.9 percent during the respective periods. A reduction in the North Carolina corporate income tax rate applicable to the 2016 tax year contributed to the lower effective tax rate for 2016 compared to 2015. The lower effective tax rate during 2014 was primarily due to the impact of the $29.1 million gain from the Bancorporation shares of stock owned by BancShares that were canceled on the merger date.

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
INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities, and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to higher levels of market risk.

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

Interest-earning assets averaged $30.27 billion in 2016, compared to $28.89 billion in 2015. The increase of $1.38 billion, or 4.8 percent, was primarily the result of strong originated loan growth and the loans acquired in the NMSB, FCSB and Cordia acquisitions.

Investment securities

Investment securities were $7.01 billion at December 31, 2016, an increase of $145.1 million, or 2.1 percent, when compared to $6.86 billion at December 31, 2015. The increase in 2016 was attributable to continued progress in reinvesting proceeds from sales, maturities and paydowns of securities back into the investment portfolio. This follows a decrease of $310.9 million, or 4.3 percent, in total investment securities from December 31, 2014 to December 31, 2015 attributable to reinvesting a portion of the proceeds from sales, maturities and paydowns into overnight investments in anticipation of future favorable market conditions.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2016, investment securities available for sale had a net pre-tax unrealized loss of $72.7 million, compared to a net pre-tax unrealized loss of $24.5 million as of December 31, 2015. The increase of $48.2 million in unrealized losses during 2016 is primarily attributable to higher market interest rates over the period for mortgage-backed securities. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2016.

Sales of investment securities in 2016 were $1.83 billion resulting in a net realized gain of $26.7 million compared to the realized gain of $10.8 million from sales of $1.29 billion in 2015.

At December 31, 2016, mortgage-backed securities represented 73.9 percent of investment securities available for sale, compared to U.S. Treasury, government agency securities, equity securities, corporate bonds and other, which represented 23.5 percent, 0.6 percent, 1.2 percent, 0.7 percent and 0.1 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

During 2016, investment securities cash flows were reinvested in alignment with our objective to optimize earnings and overall risk of the investment portfolio. As a result, the carrying value of mortgage-backed securities issued by government sponsored enterprises, equity securities and other investments increased by $507.2 million, $74.6 million and $41.1 million, respectively, in 2016 while U.S. Treasury securities decreased $24.6 million, and government agency securities declined $458.3 million during the same period. The effective duration of the investment portfolio was 3.0 years at December 31, 2016, compared to 2.7 years at December 31, 2015.

The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity and credit risk and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares' objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note C in the Notes to Consolidated Financial Statements for additional disclosures regarding investment securities.

Table 12
INVESTMENT SECURITIES

	December 31
	2016		2015		2014
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale
U.S. Treasury	1,650,675	1,650,319	1,675,996	1,674,882	2,626,900	2,629,670
Government agency	40,291	40,398	498,804	498,660	908,362	908,817
Mortgage-backed securities	5,259,466	5,175,425	4,692,447	4,668,198	3,628,187	3,633,304
Equity securities	71,873	83,507	7,935	8,893	—	—
Municipal securities	—	—	—	—	125	126
Corporate bonds	49,367	49,562	8,500	8,500	—	—
Other	7,615	7,369	2,115	2,160	—	—
Total investment securities available for sale	$7,079,287	$7,006,580	6,885,797	6,861,293	7,163,574	7,171,917
Investment securities held to maturity
Mortgage-backed securities	98	104	255	265	518	544
Total investment securities	$7,079,385	$7,006,684	$6,886,052	$6,861,558	$7,164,092	$7,172,461

Table 13 presents the investment securities portfolio at December 31, 2016 segregated by major category with ranges of contractual maturities, average contractual maturities and taxable equivalent yields.

Table 13
INVESTMENT SECURITIES

	December 31, 2016
			Average maturity (Yrs./mos.)	Taxable equivalent yield
(Dollars in thousands)	Cost	Fair value
Investment securities available for sale:
U.S. Treasury
Within one year	$802,507	$802,550	0/4	0.78%
One to five years	848,168	847,769	1/8	1.07
Total	1,650,675	1,650,319	1/0	0.93
Government agency
Within one year	40,291	40,398	0/8	1.18
Total	40,291	40,398	0/8	1.18
Mortgage-backed securities(1)
Within one year	104	103	0/10	0.76
One to five years	4,566	4,577	1/11	1.86
Five to ten years	327,737	327,445	9/9	2.04
Over ten years	4,927,059	4,843,300	15/5	1.84
Total	5,259,466	5,175,425	15/1	1.85
Corporate bonds
Five to ten years	49,367	49,562	9/2	6.14
Total	49,367	49,562	9/2	6.14
Other
Over ten years	7,615	7,369	24/6	6.57
Total	7,615	7,369	24/6	6.57
Equity securities	71,873	83,507	—	—
Total investment securities available for sale	7,079,287	7,006,580
Investment securities held to maturity:
Mortgage-backed securities
Within one year	14	14	0/3	4.09
One to five years	1	1	1/3	3.18
Five to ten years	6	6	6/3	2.19
Over ten years	77	83	12/6	7.25
Total investment securities held to maturity	98	104	10/6	6.53
Total investment securities	$7,079,385	$7,006,684
(1) Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans.

Table 14 provides information on investment securities issued by any one issuer exceeding ten percent of shareholders' equity.

Table 14
INVESTMENT SECURITIES - ISSUERS EXCEEDING TEN PERCENT OF SHAREHOLDERS' EQUITY

	December 31, 2016
(Dollars in thousands)	Cost	Fair Value
Federal Home Loan Mortgage Corporation	$1,619,199	$1,592,127
Federal National Mortgage Association	3,494,378	3,437,721

Loans and leases

Loans and leases were $21.74 billion at December 31, 2016, a net increase of $1.50 billion, or 7.4 percent, since December 31, 2015. This increase was primarily driven by $1.41 billion of organic growth in the non-PCI portfolio and the addition of $225.0 million to the non-PCI portfolio from the Cordia acquisition at December 31, 2016. The PCI portfolio declined over this period by $141.3 million, as a result of continued loan run-off of $206.6 million offset by net loans acquired from NMSB and FCSB, which were $29.5 million and $35.8 million, respectively, at December 31, 2016. Loans and leases increased by $1.47 billion, or 7.8 percent, from December 31, 2014 to December 31, 2015 primarily due to net organic non-PCI loan growth of $1.71 billion, offset by a net decline in the PCI portfolio of $236.0 million.

BancShares reports PCI and non-PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial & industrial or residential mortgage. Table 15 provides the composition of PCI and non-PCI loans and leases for the past five years.

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

PCI loans at December 31, 2016 were $809.2 million, representing 3.7 percent of total loans and leases, a decrease of $141.3 million from $950.5 million at December 31, 2015 as a result of continued loan run-off and charge-offs of $206.6 million offset by net loans acquired from NMSB and FCSB, which were $29.5 million and $35.8 million, respectively, at December 31, 2016.

PCI commercial loans were $500.0 million at December 31, 2016, a decrease of $93.6 million, or 15.8 percent, since December 31, 2015, following a decrease of $132.5 million, or 18.2 percent, between December 31, 2015 and December 31, 2014. At December 31, 2016, PCI noncommercial loans were $309.2 million, a decrease of $47.7 million, or 13.4 percent, since December 31, 2015, following a decrease of $103.5 million, or 22.5 percent, between December 31, 2015 and December 31, 2014.

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

Non-PCI loans at December 31, 2016 were $20.93 billion, an increase of $1.64 billion from $19.29 billion at December 31, 2015. Non-PCI loans represented 96.3 percent and 95.3 percent of total loans and leases at December 31, 2016 and December 31, 2015, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $13.76 billion at December 31, 2016, an increase of $1.13 billion, or 8.9 percent, compared to December 31, 2015, following an increase of $1.42 billion, or 12.7 percent, between December 31, 2015 and December 31, 2014. The increase from both periods was primarily due to strong originated loan growth. The Cordia acquisition also positively contributed to the non-PCI commercial loan portfolio during 2016.

Non-PCI commercial mortgage loans were $9.03 billion at December 31, 2016. The December 31, 2016 balance increased $751.7 million, or 9.1 percent, since December 31, 2015, following an increase of $721.6 million, or 9.6 percent, between December 31, 2015 and December 31, 2014. We attribute the growth in both years to improving confidence among small business customers and our continued focus on this segment.

Non-PCI commercial and industrial loans were $2.57 billion at December 31, 2016, an increase of $198.5 million, or 8.4 percent, since December 31, 2015, following an increase of $380.0 million, or 19.1 percent, between December 31, 2015 and December 31, 2014. We attribute the growth from both periods to our continued focus on small business customers, particularly among medical, dental or other professional customers.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $7.17 billion at December 31, 2016, an increase of $509.0 million, or 7.6 percent, compared to December 31, 2015, following an increase of $281.7 million, or 4.4 percent between December 31, 2015 and December 31, 2014 primarily due to originated loan growth.

At December 31, 2016, residential mortgage loans were $2.89 billion, an increase of $193.1 million or 7.2 percent, since December 31, 2015, following an increase of $202.9 million, or 8.1 percent, between December 31, 2015 and December 31, 2014. The increase from both periods reflects originated loan growth. While a majority of residential mortgage loans originated were sold to investors, other loans, including affordable housing loans, medical mortgage loans and certain construction loans, were originated based on our intent to retain them in the loan portfolio.

At December 31, 2016, revolving mortgage loans were $2.60 billion, an increase of $78.2 million, or 3.1 percent, since December 31, 2015, following a decrease of $38.7 million, or 1.5 percent, between December 31, 2015 and December 31, 2014. The increase in 2016 was primarily the result of originated loan growth. The decrease in 2015 was primarily due to competitive loan pricing.

At December 31, 2016, consumer loans were $1.45 billion, an increase of $226.3 million, or 18.6 percent, compared to December 31, 2015, following an increase of $102.4 million, or 9.2 percent, between December 31, 2015 and December 31, 2014. Growth in both periods primarily reflects increases in indirect auto lending and our credit card portfolio. The increase in 2016 was also attributable to loans acquired in the Cordia acquisition.

Management believes 2016 organic loan growth resulted from improved economic conditions and our initiatives to broaden and diversify the loan portfolio through loan products with high growth potential. Management has maintained sound underwriting standards across all loan products while achieving this growth. Originated loan growth in 2017 will be dependent on overall economic conditions and will continue to be impacted by intense competition for loans and other external factors.

Table 15
LOANS AND LEASES

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-PCI loans and leases(1):
Commercial:
Construction and land development	$649,157	$620,352	$493,133	$319,847	$309,190
Commercial mortgage	9,026,220	8,274,548	7,552,948	6,362,490	6,029,435
Other commercial real estate	351,291	321,021	244,875	178,754	160,980
Commercial and industrial	2,567,501	2,368,958	1,988,934	1,081,158	1,038,530
Lease financing	826,270	730,778	571,916	381,763	330,679
Other	340,264	314,832	353,833	175,336	125,681
Total commercial loans	13,760,703	12,630,489	11,205,639	8,499,348	7,994,495
Noncommercial:
Residential mortgage	2,889,124	2,695,985	2,493,058	982,421	822,889
Revolving mortgage	2,601,344	2,523,106	2,561,800	2,113,285	2,210,133
Construction and land development	231,400	220,073	205,016	122,792	131,992
Consumer	1,446,138	1,219,821	1,117,454	386,452	416,606
Total noncommercial loans	7,168,006	6,658,985	6,377,328	3,604,950	3,581,620
Total non-PCI loans and leases	$20,928,709	$19,289,474	$17,582,967	$12,104,298	$11,576,115
PCI loans:
Commercial:
Construction and land development	$20,766	$33,880	$78,079	$78,915	$237,906
Commercial mortgage	453,013	525,468	577,518	642,891	1,054,473
Other commercial real estate	12,645	17,076	40,193	41,381	107,119
Commercial and industrial	11,844	15,182	27,254	17,254	49,463
Other	1,702	2,008	3,079	866	1,074
Total commercial loans	499,970	593,614	726,123	781,307	1,450,035
Noncommercial:
Residential mortgage	268,777	302,158	382,340	213,851	297,926
Revolving mortgage	38,650	52,471	74,109	30,834	38,710
Construction and land development	—	—	912	2,583	20,793
Consumer	1,772	2,273	3,014	851	1,771
Total noncommercial loans	309,199	356,902	460,375	248,119	359,200
Total PCI loans	809,169	950,516	1,186,498	1,029,426	1,809,235
Total loans and leases	21,737,878	20,239,990	18,769,465	13,133,724	13,385,350
Less allowance for loan and lease losses	(218,795)	(206,216)	(204,466)	(233,394)	(319,018)
Net loans and leases	$21,519,083	$20,033,774	$18,564,999	$12,900,330	$13,066,332
(1) Non-PCI loans include originated and purchased non-impaired loans, including non-accrual and TDR loans.

Allowance for loan and lease losses (ALLL)

The ALLL was $218.8 million at December 31, 2016, representing an increase of $12.6 million since December 31, 2015, following an increase of $1.8 million between December 31, 2015 and December 31, 2014. The ALLL as a percentage of total loans was 1.01 percent at December 31, 2016, compared to 1.02 percent and 1.09 percent at December 31, 2015 and December 31, 2014, respectively. The decline in the ALLL ratio from both periods was primarily due to lower reserves on PCI loans due to run-off in the portfolio.

BancShares continued to sustain improvement in credit quality indicators which have reduced the ALLL ratio since December 31, 2015 and December 31, 2014. In the commercial non-PCI loan portfolio, loans with higher credit risk ratings continued to migrate to lower credit risk ratings. The noncommercial non-PCI loan portfolio sustained low net charge-off and delinquency trends. In accordance with our allowance methodology, certain loan loss factors related to the quantitative component of the ALLL and reserve factors related to the qualitative component of the ALLL were updated in 2016. This methodology update resulted in no material net impact to the ALLL.

At December 31, 2016, the ALLL allocated to non-PCI loans was $205.0 million, or 0.98 percent of non-PCI loans and leases, compared to $189.9 million, or 0.98 percent, at December 31, 2015, and $182.8 million, or 1.04 percent, at December 31, 2014.
The increase in reserves was primarily attributable to originated loan growth and an increase in provision expense, due to higher reserves on impaired loans and, to a lesser extent, higher net charge-offs.

The ALLL allocated to originated non-PCI loans and leases of $204.4 million at December 31, 2016 was 1.09 percent of originated non-PCI loans and leases, compared to 1.14 percent and 1.33 percent at December 31, 2015 and December 31, 2014, respectively. The decline in the allowance ratio was related to originated loan growth and the sustained favorable credit quality trends discussed above. Originated non-PCI loans were $18.82 billion, $16.60 billion, and $13.72 billion at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

The ALLL of $13.8 million for PCI loans at December 31, 2016 results from post-acquisition deterioration in credit quality for PCI loans. The ALLL for PCI loans was $16.3 million at December 31, 2015, and $21.6 million at December 31, 2014. The ALLL for PCI loans has decreased from both periods primarily due to reversals of previously recorded credit- and timing-related impairment and charge-offs, as well as continued portfolio run-off.

BancShares recorded $32.9 million net provision expense for loan and lease losses during 2016, compared to net provision expense of $20.7 million for 2015 and $640 thousand for 2014. The increase in provision expense in 2016 was primarily due to stabilized credit quality trends in the non-PCI portfolio and changes in reserves on impaired non-PCI loans and leases.

Provision expense on non-PCI loans and leases was $34.9 million during 2016, compared to $22.9 million and $15.3 million in 2015 and 2014, respectively. The increase in provision expense in 2016 primarily resulted from higher reserves on impaired loans and, to a lesser extent, higher net charge-offs. Net charge-offs on non-PCI loans and leases were $19.7 million, $15.9 million, and $12.3 million for 2016, 2015, and 2014, respectively. On an annualized basis, net charge-offs of non-PCI loans and leases represented 0.10 percent of average non-PCI loans and leases during 2016, compared to 0.09 percent during both 2015 and 2014.

The PCI loan portfolio net provision credit was $1.9 million during the year ended December 31, 2016, compared to net provision credits of $2.3 million and $14.6 million during the same periods of 2015 and 2014, respectively. The lower net provision credit was attributable to the continued decline in this portfolio. Net charge-offs on PCI loans were $614 thousand during 2016, compared to $3.0 million and $17.3 million for the same periods of 2015 and 2014, respectively. Net charge-offs of PCI loans represented 0.07 percent, 0.27 percent, and 1.44 percent of average PCI loans for 2016, 2015, and 2014, respectively. PCI loan net charge-offs declined from 2015 in all loan classes, with the largest reductions noted in commercial mortgage, commercial and industrial and revolving mortgage loans.

Management considers the ALLL adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2016, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination. See "Critical Accounting Policies" and Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for the ALLL.

Table 16 provides details of the ALLL and provision components by loan class for the past five years.

Table 16
ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan and lease losses at beginning of period	$206,216	$204,466	$233,394	$319,018	$270,144
Reclassification (1)	—	—	—	7,368	—
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	12,871	4,773	1,735	2,809	9,665
Commercial mortgage	(21,912)	(15,822)	(16,746)	(4,485)	18,198
Other commercial real estate	925	1,569	(401)	(32)	130
Commercial and industrial	14,583	17,432	10,441	4,333	(4,982)
Lease financing	635	1,602	(473)	1,646	498
Other	877	(1,420)	3,007	308	(116)
Total commercial loans	7,979	8,134	(2,437)	4,579	23,393
Noncommercial:
Residential mortgage	9,448	4,202	1,219	2,786	(782)
Revolving mortgage	(1,234)	(927)	6,301	6,296	8,783
Construction and land development	45	541	245	(379)	1,161
Consumer	18,632	10,987	9,932	6,085	7,763
Nonspecific	—	—	—	(78)	1,728
Total noncommercial loans	26,891	14,803	17,697	14,710	18,653
Total non-PCI provision	34,870	22,937	15,260	19,289	42,046
PCI provision for loan losses	(1,929)	(2,273)	(14,620)	(51,544)	100,839
Non-PCI Charge-offs:
Commercial:
Construction and land development	(680)	(1,012)	(316)	(4,685)	(9,546)
Commercial mortgage	(987)	(1,498)	(1,147)	(3,904)	(7,081)
Other commercial real estate	—	(178)	—	(312)	(254)
Commercial and industrial	(9,013)	(5,952)	(3,014)	(4,785)	(5,472)
Lease financing	(442)	(402)	(100)	(272)	(361)
Other	(144)	—	(13)	(6)	(28)
Total commercial loans	(11,266)	(9,042)	(4,590)	(13,964)	(22,742)
Noncommercial:
Residential mortgage	(926)	(1,619)	(1,260)	(2,387)	(4,790)
Revolving mortgage	(3,287)	(2,925)	(4,744)	(6,064)	(11,341)
Construction and land development	—	(22)	(118)	(392)	(1,047)
Consumer	(14,108)	(11,696)	(9,787)	(10,311)	(10,288)
Total noncommercial loans	(18,321)	(16,262)	(15,909)	(19,154)	(27,466)
Total non-PCI charge-offs	(29,587)	(25,304)	(20,499)	(33,118)	(50,208)
Non-PCI Recoveries:
Commercial:
Construction and land development	398	566	207	1,039	445
Commercial mortgage	1,281	2,027	2,825	996	1,626
Other commercial real estate	176	45	124	109	14
Commercial and industrial	1,539	909	938	1,213	781
Lease financing	190	38	110	107	96
Other	539	91	—	1	4
Total commercial loans	4,123	3,676	4,204	3,465	2,966
Noncommercial:
Residential mortgage	467	861	191	559	529
Revolving mortgage	916	1,173	854	660	698
Construction and land development	66	74	84	209	180
Consumer	4,267	3,650	2,869	2,396	1,952
Total noncommercial loans	5,716	5,758	3,998	3,824	3,359
Total non-PCI recoveries	9,839	9,434	8,202	7,289	6,325
Non-PCI loans and leases charged-off, net	(19,748)	(15,870)	(12,297)	(25,829)	(43,883)
PCI loans charged-off, net	(614)	(3,044)	(17,271)	(34,908)	(50,128)
Allowance for loan and lease losses at end of period	$218,795	$206,216	$204,466	$233,394	$319,018
Reserve for unfunded commitments (1)	$1,133	$379	$333	$357	$7,692
(1) During 2013, BancShares modified the ALLL model and the methodology for estimating losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

The provision expense for commercial construction and land development non-PCI loans was $12.9 million for the year ended December 31, 2016, compared to provision expense of $4.8 million for the same period of 2015. The increase in provision expense was primarily the result of updating loan loss factors for this portfolio given an increase in loss experience in accordance with our ALLL methodology.

Commercial mortgage non-PCI loans had a net provision credit of $21.9 million in 2016, compared to a net provision credit of $15.8 million in 2015. The net provision credit in both years was primarily the result of improvements in credit risk ratings and lower loan defaults.

The provision expense for commercial and industrial non-PCI loans was $14.6 million for the year ended December 31, 2016 compared to $17.4 million for the year ended December 31, 2015. The decrease was primarily due to lower loan growth in the current year compared to the prior year.

The provision expense for other non-PCI loans was $0.9 million for the year ended December 31, 2016, compared to a net provision credit of $1.4 million for the year ended December 31, 2015. The net provision credit in 2015 was primarily the result of the reversal of previously identified impairment on individually impaired loans.

Provision expense for residential mortgage non-PCI loans was $9.4 million in 2016, compared to $4.2 million in 2015. The increase in provision expense was due to an increase in reserves for individually impaired loans and the result of updating loan loss factors primarily related to delinquency trends for loans greater than 90 days past due for this portfolio in accordance with our ALLL methodology.

The provision expense for consumer non-PCI loans was $18.6 million in 2016, compared to $11.0 million in 2015. The increase in provision expense was the result of updating loan loss factors for this portfolio primarily related to delinquency trends for loans greater than 60 days past due in accordance with our ALLL methodology.

Table 17 provides trends of the ALLL ratios for the past five years.

Table 17
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

(Dollars in thousands)	2016	2015	2014	2013	2012
Average loans and leases:
PCI	$898,706	$1,112,286	$1,195,238	$1,403,341	$1,991,091
Non-PCI	19,998,689	18,415,867	13,624,888	11,760,402	11,569,682
Loans and leases at period end:
PCI	809,169	950,516	1,186,498	1,029,426	1,809,235
Non-PCI	20,928,709	19,289,474	17,582,967	12,104,298	11,576,115
Allowance for loan and lease losses allocated to loans and leases:
PCI	$13,769	$16,312	$21,629	$53,520	$139,972
Non-PCI	205,026	189,904	182,837	179,874	179,046
Total	$218,795	$206,216	$204,466	$233,394	$319,018

Net charge-offs to average loans and leases:
PCI	0.07%	0.27%	1.44%	2.49%	2.52%
Non-PCI	0.10	0.09	0.09	0.22	0.38
Total	0.10	0.10	0.20	0.46	0.69
Allowance for loan and lease losses to total loans and leases:
PCI	1.70	1.72	1.82	5.20	7.74
Non-PCI	0.98	0.98	1.04	1.49	1.55
Total	1.01	1.02	1.09	1.78	2.38
The ALLL as a percentage of total loans at December 31, 2016 was 1.01 percent, compared to 1.02 percent and 1.09 percent for December 31, 2015 and December 31, 2014, respectively.

The following non-GAAP reconciliation in Table 18 provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans and leases for the periods presented. Management uses these non-GAAP financial measures to monitor performance and believes this measure provides meaningful information as the remaining unamortized discounts provide coverage for losses similar to the ALLL. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of BancShares' results or financial condition as reported under GAAP.

Table 18
ADJUSTED ALLOWANCE FOR LOAN AND LEASES LOSSES (NON-GAAP)

(Dollars in thousands)	2016	2015	2014	2013	2012
ALLL on non-PCI loans and leases (GAAP)	$205,026	$189,904	$182,837	$179,874	$179,046
Unamortized discount related to non-PCI loans and leases (GAAP)	31,525	41,124	61,173	—	—
Adjusted ALLL on non-PCI loans and leases (non-GAAP)	236,551	231,028	244,010	179,874	179,046

ALLL on PCI loans (GAAP)	13,769	16,312	21,629	53,520	139,972
Unamortized discount related to PCI loans (GAAP)	118,946	137,819	164,538	157,258	314,935
Adjusted ALLL on PCI loans (non-GAAP)	132,715	154,131	186,167	210,778	454,907

Total ALLL (GAAP)	218,795	206,216	204,466	233,394	319,018
Net acquisition accounting fair value discounts on loans and leases (GAAP)	150,471	178,943	225,711	157,258	314,935
Adjusted ALLL (non-GAAP)	369,266	385,159	430,177	390,652	633,953

Adjusted ALLL to total loans and leases (non-GAAP):
Non-PCI	1.13%	1.20%	1.39%	1.49%	1.55%
PCI	16.40	16.22	15.69	20.48	25.14
Total	1.70	1.90	2.29	2.97	4.74
The adjusted ALLL (non-GAAP), which includes the ALLL as well as remaining net acquisition fair value adjustments for acquired loans, declined from 1.90 percent of total loans and leases at December 31, 2015 to 1.70 percent of total loans and leases at December 31, 2016. The reduction in the adjusted ALLL resulted primarily from stabilized credit quality trends and continued accretion of acquisition accounting fair value adjustments.

Table 19 details the allocation of the ALLL among the various loan types. See Note E in the Notes to Consolidated Financial Statements for additional disclosures regarding the ALLL.

Table 19
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2016		2015		2014		2013		2012
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Allowance for loan and lease losses allocated to:
Non-PCI loans and leases
Commercial:
Construction and land development - commercial	$28,877	3.0%	$16,288	3.1%	$11,961	2.9%	$10,335	2.4%	$6,031	2.3%
Commercial mortgage	48,278	41.4	69,896	40.8	85,189	40.3	100,257	48.5	80,229	45.0
Other commercial real estate	3,269	1.6	2,168	1.6	732	1.3	1,009	1.4	2,059	1.2
Commercial and industrial	50,225	11.8	43,116	11.7	30,727	10.6	22,362	8.2	14,050	7.8
Lease financing	5,907	3.8	5,524	3.6	4,286	3.0	4,749	2.9	3,521	2.5
Other	3,127	1.6	1,855	1.6	3,184	1.9	190	1.3	1,175	0.9
Total commercial	139,683	63.2	138,847	62.4	136,079	60.0	138,902	64.7	107,065	59.7
Noncommercial:
Residential mortgage	23,094	13.3	14,105	13.3	10,661	13.4	10,511	7.5	3,836	6.1
Revolving mortgage	12,366	12.0	15,971	12.5	18,650	13.7	16,239	16.1	25,185	16.6
Construction and land development - noncommercial	1,596	1.1	1,485	1.1	892	0.6	681	1.0	1,721	1.0
Consumer	28,287	6.7	19,496	6.0	16,555	6.0	13,541	2.9	25,389	3.1
Total noncommercial	65,343	33.1	51,057	32.9	46,758	33.7	40,972	27.5	56,131	26.8
Nonspecific(1)	—		—		—		—		15,850
Total allowance for non-PCI loan and lease losses	205,026	96.3	189,904	95.3	182,837	93.7	179,874	92.2	179,046	86.5
PCI loans	13,769	3.7	16,312	4.7	21,629	6.3	53,520	7.8	139,972	13.5
Total allowance for loan and lease losses	$218,795	100.0%	$206,216	100.0%	$204,466	100.0%	$233,394	100.0%	$319,018	100.0%

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

Potential problem loans include loans on nonaccrual status or past due as disclosed in Table 20 and troubled debt restructurings (TDRs) as disclosed in Table 21. In addition, impaired, accruing non-PCI loans less than 90 days past due that have not been restructured as a TDR are closely monitored by management and were $652 thousand at December 31, 2016.

Table 20 provides details on nonperforming assets and other risk elements.

Table 20
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2016	2015	2014	2013	2012
Nonaccrual loans and leases:
Non-PCI	$82,307	$95,854	$44,005	$53,170	$89,845
PCI	3,451	7,579	33,422	28,493	74,479
Other real estate	61,231	65,559	93,436	83,979	146,090
Total nonperforming assets	$146,989	$168,992	$170,863	$165,642	$310,414

Nonaccrual loans and leases:
Covered under shared-loss agreements	$93	$2,992	$27,020	$28,493	$74,479
Not covered under shared-loss agreements	85,665	100,441	50,407	53,170	89,845
Other real estate owned:
Covered	472	6,817	22,982	47,081	102,577
Noncovered	60,759	58,742	70,454	36,898	43,513
Total nonperforming assets	$146,989	$168,992	$170,863	$165,642	$310,414

Loans and leases at December 31:
Covered	$84,821	$272,554	$485,308	$1,029,426	$1,809,235
Noncovered	21,653,057	19,967,436	18,284,157	12,104,298	11,576,115

Accruing loans and leases 90 days or more past due
Non-PCI	2,718	3,315	11,250	8,784	11,272
PCI	65,523	73,751	104,430	193,892	281,000
Interest income recognized on nonperforming loans and leases	1,873	3,204	1,364	2,062	10,374
Interest income that would have been earned on nonperforming loans and leases had they been performing	7,304	9,628	6,600	18,430	27,397
Ratio of nonperforming assets to total loans, leases, and other real estate owned:
Covered	0.66%	3.51%	9.84%	7.02%	9.26%
Noncovered	0.67	0.79	0.66	0.74	1.15
Total	0.67	0.83	0.91	1.25	2.29

At December 31, 2016, BancShares’ nonperforming assets, including nonaccrual loans and OREO, was $147.0 million, or 0.67 percent, of total loans and leases plus OREO, compared to $169.0 million, or 0.83 percent, at December 31, 2015 and $170.9 million, or 0.91 percent, at December 31, 2014.

For the year, nonperforming assets decreased by $22.0 million, or 13.0 percent, compared to December 31, 2015. The decline in nonperforming assets from December 31, 2015 results from a $17.7 million decrease in nonaccrual loans and leases, primarily in commercial loans, and a $4.3 million decline in OREO due to problem asset resolutions. Nonperforming assets decreased by $1.9 million, or 1.10 percent, between December 31, 2015 and December 31, 2014.

Of the $147.0 million in nonperforming assets at December 31, 2016, $565 thousand related to loans and OREO covered by shared-loss agreements, compared to $9.8 million at December 31, 2015 and $50.0 million at December 31, 2014. Covered nonperforming assets continue to decline due to the expiration of FDIC shared-loss agreements, loan resolutions and the termination of five of FCB's nine shared-loss agreements with the FDIC during the second quarter of 2016.

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

TROUBLED DEBT RESTRUCTURINGS

In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. The majority of restructured loans are to customers that are currently performing under existing terms but may be unable to do so in the near future without a modification. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases in Table 20. Nonperforming assets listed in Table 20 do not include performing TDRs, which are accruing interest based on the restructured terms. See Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for TDRs.
Total PCI and non-PCI loans classified as TDRs as of December 31, 2016 were $150.9 million, compared to $144.8 million at December 31, 2015 and $151.5 million at December 31, 2014. At December 31, 2016, accruing TDRs were $127.5 million, an increase of $14.2 million from $113.3 million at December 31, 2015 primarily due to an increase in commercial and residential mortgage loan modifications. At December 31, 2016, nonaccruing TDRs were $23.4 million, a decrease of $8.2 million from $31.5 million at December 31, 2015 primarily related to payoffs in the commercial loan portfolio.
Between December 31, 2015 and December 31, 2014, accruing TDRs decreased $22.7 million and nonaccruing TDRs increased $16.0 million. The increase in nonaccruing TDRs was primarily related to a few significant commercial loan relationships restructured and placed on nonaccrual status in the current year, as well as an increase in residential and revolving mortgage TDRs on nonaccrual status.
Table 21 provides further details on performing and nonperforming TDRs for the last five years.

Table 21
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012
Accruing TDRs:
PCI	$26,068	$29,231	$44,647	$90,829	$164,256
Non-PCI	101,462	84,065	91,316	85,126	89,133
Total accruing TDRs	$127,530	$113,296	$135,963	$175,955	$253,389
Nonaccruing TDRs:
PCI	$301	$1,420	$2,225	$11,479	$28,951
Non-PCI	23,085	30,127	13,291	19,322	50,830
Total nonaccruing TDRs	$23,386	$31,547	$15,516	$30,801	$79,781
All TDRs:
PCI	$26,369	$30,651	$46,872	$102,308	$193,207
Non-PCI	124,547	114,192	104,607	104,448	139,963
Total TDRs	$150,916	$144,843	$151,479	$206,756	$333,170

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.47 billion as of December 31, 2016, an increase of $512.1 million from December 31, 2015, primarily resulting from a $374.5 million increase in interest-bearing deposit accounts and incremental Federal Home Loan Bank (FHLB) borrowings of $150.0 million during 2016 used to mitigate interest rate risk from long-term fixed rate loans. Average interest-bearing liabilities increased $171.6 million, or by 0.9 percent, from 2015 to 2016, due to organic growth in interest-bearing deposits and incremental FHLB borrowings of $150.0 million during 2016 to mitigate interest rate risk from long-term fixed-rate loans.

Deposits

At December 31, 2016, total deposits were $28.16 billion, an increase of $1.23 billion, or by 4.6 percent, since December 31, 2015 and an increase of $1.25 billion, or 4.9 percent, between December 31, 2015 and December 31, 2014. The increase for both periods was due to organic growth in low-cost demand deposits, checking with interest and savings accounts, offset by run-off in time deposits. Demand deposits increased by $856.1 million during 2016, following an increase of $1.19 billion during 2015. Time deposits decreased by $278.1 million during 2016, following a decrease of $410.9 million in 2015.

Table 22 provides deposit balances as of December 31, 2016, December 31, 2015 and December 31, 2014.

Table 22
DEPOSITS

	December 31
(Dollars in thousands)	2016	2015	2014
Demand	$10,130,549	$9,274,470	$8,086,784
Checking with interest	4,919,727	4,445,353	4,091,333
Money market accounts	8,193,392	8,205,705	8,264,811
Savings	2,099,579	1,909,021	1,728,504
Time	2,818,096	3,096,206	3,507,145
Total deposits	$28,161,343	$26,930,755	$25,678,577

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

Table 23
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in thousands)	December 31, 2016
Time deposits maturing in:
Three months or less	$403,458
Over three months through six months	174,092
Over six months through 12 months	209,657
More than 12 months	375,916
Total	$1,163,123
Short-term Borrowings
At December 31, 2016, short-term borrowings were $603.5 million compared to $594.7 million at December 31, 2015. The increase was primarily due to $10.0 million in FHLB borrowings with maturities less than one year being reclassified from long-term obligations. Table 24 provides information on short-term borrowings.

Table 24
SHORT-TERM BORROWINGS

	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Master notes
At December 31	$—	—%	$—	—%	$410,258	0.35%
Average during year	—	—	133,001	0.35	479,937	0.34
Maximum month-end balance during year	—		417,924		544,084
Repurchase agreements
At December 31	590,772	0.31	592,182	0.28	294,426	0.25
Average during year	721,933	0.26	606,357	0.24	159,696	0.22
Maximum month-end balance during year	779,613		747,206		328,452
Federal funds purchased
At December 31	2,551	0.12	2,551	0.12	2,551	0.12
Average during year	2,556	0.12	2,551	0.12	2,551	0.13
Maximum month-end balance during year	2,551		2,551		2,551
Notes payable to Federal Home Loan Banks
At December 31	10,000	4.74	—	—	80,000	3.34
Average during year	4,898	2.14	22,192	2.61	57,507	2.77
Maximum month-end balance during year	10,000		80,000		80,000
Subordinated notes payable
At December 31	—	—	—	—	199,949	5.96
Average during year	—	—	70,193	2.34	92,179	3.22
Maximum month-end balance during year	—		200,000		199,949
Unamortized purchase accounting adjustments
At December 31	164	—	—	—	—	—
Average during year	82	—	—	—	—	—
Maximum month-end balance during year	257		—		—

Long-term obligations
Long-term obligations were $832.9 million at December 31, 2016, an increase of $128.8 million from December 31, 2015 primarily due to additional FHLB borrowings of $150.0 million in 2016 to mitigate interest rate risk from long-term fixed-rate loans, partially offset by the $10.0 million in FHLB borrowings with maturities less than one year being reclassified to short-term borrowings.
At December 31, 2016 and December 31, 2015, long-term obligations included $125.3 million and $132.5 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $121.5 million and $128.5 million, on each of those dates, of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
During 2016, BancShares acquired and redeemed $6.0 million and $1.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/NC Capital Trust III and FCB/SC Capital Trust II, respectively. BancShares paid approximately $4.5 million and $783 thousand, plus unpaid accrued distributions on the securities for the current distribution period, for the respective Trust Preferred Securities. Both debentures were redeemed at par, plus accrued and unpaid interest.
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

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines. In the aggregate, these items represented a net decrease in shareholders' equity of $135.2 million at December 31, 2016, compared to a net reduction of $64.4 million at December 31, 2015. The $70.8 million reduction in AOCI from December 31, 2015 primarily reflects an increase in unrealized losses on investment securities available for sale as a result of higher market interest rates and the change in the funded status of our defined benefit pension plans due to the required annual valuation of the benefit obligation.

During 2016, our Board approved a stock repurchase plan that provides for the purchase of up to 200,000 shares of Class A common stock. The shares may be purchased from time to time from November 1, 2016 through October 31, 2017. That authority replaced a similar plan in effect during the twelve months preceding November 1, 2016. The Board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled. As of December 31, 2016, no purchases had occurred pursuant to either authorization.

As of December 31, 2016, BancShares continues to exceed minimum capital standards and remains well-capitalized under Basel III capital requirements. Table 25 provides information on capital adequacy for BancShares as of December 31, 2016, 2015 and 2014.

Table 25
ANALYSIS OF CAPITAL ADEQUACY

(Dollars in thousands)	December 31, 2016 (1)	December 31, 2015 (1)	December 31, 2014	Regulatory minimum (2)	Well-capitalized requirement (2)
Tier 1 risk-based capital	$2,995,557	$2,831,242	$2,690,324
Tier 2 risk-based capital	344,429	308,970	213,799
Total risk-based capital	$3,339,986	$3,140,212	$2,904,123
Common equity Tier 1 capital (3)	$2,995,557	$2,799,163	N/A
Risk-adjusted assets	24,113,117	22,376,034	19,770,656
Risk-based capital ratios
Tier 1 risk-based capital	12.42%	12.65%	13.61%	6.00%	8.00%
Common equity Tier 1 (3)	12.42	12.51	N/A	4.50	6.50
Total risk-based capital	13.85	14.03	14.69	8.00	10.00
Tier 1 leverage ratio	9.05	8.96	8.91	4.00	5.00
Capital conservation buffer (4)	5.85	N/A	N/A	0.63	N/A
(1) December 31, 2016 and 2015 calculated under Basel III guidelines, which became effective January 1, 2015.
(2) Regulatory minimum and well-capitalized requirements are based on 2016 Basel III regulatory capital guidelines.
(3) Common equity Tier 1 capital and ratio requirements were established under Basel III guidelines; therefore, this data is not applicable for periods prior to January 1, 2015.
(4) The capital conservation buffer, which only applies to minimum risk-based capital requirements, became effective under Basel III guidelines January 1, 2016; therefore, this data is not applicable for periods prior to January 1, 2016.

As aligned with expectations and incorporated in our capital planning process, BancShares remained well-capitalized under Basel III capital requirements with a leverage capital ratio of 9.05 percent, Tier 1 risk-based capital ratio of 12.42 percent, common equity Tier 1 ratio of 12.42 percent and total risk-based capital ratio of 13.85 percent at December 31, 2016. BancShares had a capital conservation buffer above minimum risk-based capital requirements of 5.85 percent at December 31, 2016. The buffer exceeded the 0.625 percent requirement and, therefore, results in no limit on distributions.

BancShares had no trust preferred capital securities included in Tier 1 capital at December 31, 2016, compared to $32.1 million and $128.5 million at December 31, 2015 and December 31, 2014, respectively. The decrease from both periods was due to the implementation of Basel III. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital, and the remaining 25 percent were phased out on January 1, 2016 under Basel III requirements. Trust preferred capital securities continue to be a component of total risk-based capital.

At December 31, 2016, Tier 2 capital of BancShares included $3.0 million of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018 and $121.5 million of trust preferred capital securities that were excluded from Tier 1 capital as a result of Basel III implementation. At December 31, 2015, Tier 2 capital of BancShares included $6.0 million of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures.

RISK MANAGEMENT

Risk is inherent in any business and, as is the case with other management functions, senior management has primary responsibility for day-to-day management of the risks we face.  The Board of Directors strives to ensure that risk management is part of the business culture and that policies and procedures for assessing, monitoring, and limiting risk are part of the daily decision-making process. The Board of Directors’ role in risk oversight is an integral part of our overall enterprise risk management framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.
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
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases, other than acquired loans, are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCI or non-PCI, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both acquired and originated loans to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL that accounts for losses that are inherent in the loan and lease portfolio.
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
We have historically carried a significant concentration of real estate secured loans. Within our loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2016, loans secured by real estate were $16.54 billion, or 76.1 percent, of total loans and leases compared to $15.59 billion, or 77.0 percent, of total loans and leases at December 31, 2015, and $14.70 billion, or 78.3 percent, at December 31, 2014.

Table 26
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2016
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	41.6%
South Carolina	17.5
California	8.8
Virginia	8.1
Georgia	6.6
Florida	3.8
Washington	2.5
Texas	2.3
Tennessee	1.8
All other locations	7.0
Among real estate secured loans, our revolving mortgage loans (also known as Home Equity Lines of Credit or HELOCs) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate were $2.64 billion, or 12.1 percent, of total loans at December 31, 2016, compared to $2.58 billion, or 12.7 percent, at December 31, 2015, and $2.64 billion, or 14.0 percent, at December 31, 2014.
Except for loans acquired through mergers and acquisitions, we have not purchased revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 80.5 percent of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 35.7 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 64.3 percent are secured by junior liens.
We actively monitor the portion of our HELOC loans that are in the interest-only period and when they will mature. Approximately 83.7 percent of outstanding balances at December 31, 2016, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5 percent of the outstanding balance or $100. When HELOC loans switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. As of December 31, 2016, approximately 5 percent of the HELOC portfolio is due to mature by the end of 2018 with remaining loan maturities spread similarly over future years thereafter. In the normal course of business, the bank will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.
Loans and leases to borrowers in medical, dental or related fields were $4.66 billion as of December 31, 2016, which represents 21.5 percent of total loans and leases, compared to $4.28 billion or 21.2 percent of total loans and leases at December 31, 2015, and $4.16 billion or 22.2 percent of total loans and leases at December 31, 2014. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2016.
Interest rate risk management
Interest rate risk (IRR) results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts, and from short-term and long-term interest rates changing in different magnitudes.

We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the current low level of interest rates and competitive pressures that constrain our ability to further reduce deposit interest rates, it is unlikely that the rates on most interest-bearing liabilities can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration from low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates. Table 27 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of December 31, 2016 and 2015.

Table 27
NET INTEREST INCOME SENSITIVITY SIMULATION ANAYLYSIS

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	December 31, 2016	December 31, 2015
+100	4.12%	2.78%
+200	5.06	2.80
+300	2.08	(0.75)

The improvement in net interest income sensitivity metrics at December 31, 2016 compared to December 31, 2015 was primarily due a favorable change in the deposit mix with significant growth in demand deposit and checking accounts combined with continued run-off in certificates of deposit.

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Table 28 presents the EVE profile as of December 31, 2016 and 2015.

Table 28
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	December 31, 2016	December 31, 2015
+100	3.10%	3.18%
+200	0.85	1.53
+300	(5.44)	(3.92)

The deterioration in the economic value of equity metrics at December 31, 2016 compared to December 31, 2015 was primarily due a change in the asset mix as a portion of floating rate cash was reinvested into fixed rate securities and a small reduction in the benefit from deposits due to slightly higher treasury and swap rates.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk.

Table 29 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

Table 29
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2016, maturing
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans and leases:
Secured by real estate	$1,031,573	$5,215,299	$10,295,513	$16,542,385
Commercial and industrial	743,457	968,622	867,267	2,579,346
Other	520,923	1,372,681	722,543	2,616,147
Total loans and leases	$2,295,953	$7,556,602	$11,885,323	$21,737,878
Loans maturing after one year with:
Fixed interest rates		$6,367,668	$7,797,455	$14,165,123
Floating or adjustable rates		1,188,934	4,087,868	5,276,802
Total		$7,556,602	$11,885,323	$19,441,925

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary sources of liquidity are our retail deposit book due to the generally stable balances and low cost it offers, cash in excess of our reserve requirement at the Federal Reserve Bank, and various other correspondent bank accounts and unencumbered securities, all of which were $3.88 billion at December 31, 2016 compared to $3.96 billion at December 31, 2015. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $670.2 million as of December 31, 2016, and we had sufficient collateral pledged to secure $4.84 billion of additional borrowings. We also maintain Federal Funds lines and other borrowing facilities which had $715.0 million of available capacity at December 31, 2016.

We entered into forward-starting advances with the FHLB of Atlanta in June 2016 to receive $200.0 million of fixed rate long-term funding. There are two advances of $100.0 million each scheduled to fund in June 2018 with maturity dates of June 2026 and 2028.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 30 identifies significant obligations and commitments as of December 31, 2016 representing required and potential cash outflows. See Note U for additional information regarding total commitments.

Table 30
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$1,984,571	$611,182	$222,340	$3	$2,818,096
Short-term borrowings	603,487	—	—	—	603,487
Long-term obligations	3,232	135,893	70,526	623,291	832,942
Operating leases	26,068	35,295	13,195	43,133	117,691
Estimated payment to FDIC due to claw-back provisions under shared-loss agreements	—	—	110,657	—	110,657
Total contractual obligations	$2,617,358	$782,370	$416,718	$666,427	$4,482,873
Commitments:
Loan commitments	$4,508,323	$1,024,947	$428,035	$2,846,913	$8,808,218
Standby letters of credit	71,168	12,582	—	—	83,750
Affordable housing partnerships	31,789	24,561	141	588	57,079
Total commitments	$4,611,280	$1,062,090	$428,176	$2,847,501	$8,949,047

FOURTH QUARTER ANALYSIS
For the quarter ended December 31, 2016, BancShares reported consolidated net income of $52.7 million, compared to $42.7 million for the corresponding period of 2015. Per share income was $4.39 for the fourth quarter of 2016 and $3.56 for the same period a year ago.
Net interest income increased $13.2 million, or by 5.7 percent, to $243.9 million from the fourth quarter of 2015. The increase was primarily due to higher non-PCI loan interest income of $14.5 million as a result of originated loan growth, a $4.3 million improvement in interest income earned on investments and a $277 thousand reduction in interest expense. These favorable impacts were partially offset by a decline in PCI loan interest income of $5.9 million due to continued loan run-off.
The taxable-equivalent net interest margin for the fourth quarter of 2016 was 3.14 percent, an increase of 2 basis points from the same quarter in the prior year. The margin improvement was due to originated loan volume, an improvement in investment yields, and lower deposit funding rates, partially offset by continued PCI loan portfolio run-off.
Provision expense for loan and lease losses was $16.0 million during the fourth quarter of 2016, compared to $7.0 million for the fourth quarter of 2015. The higher provision expense in the current quarter resulted from higher net charge-offs and increases in reserves on PCI loans.
Total noninterest income was $124.7 million for the fourth quarter of 2016, an increase of $25.6 million from the same period of 2015. The increase was primarily driven by higher securities gains of $9.2 million, lower unfavorable adjustments to the FDIC receivable of $7.2 million and a $4.6 million increase in mortgage income due to favorable changes in valuation adjustments on mortgage servicing assets and increased production and sales of loans. Noninterest income also benefited from a $4.5 million increase in merchant and cardholder services as a result of higher sales volume and a $3.0 million increase in recoveries of PCI loans previously charged-off.
Noninterest expense was $271.5 million for the fourth quarter of 2016, an increase of $15.6 million from the same quarter last year, due to a $7.2 million increase in salaries and wages related to annual merit increases, and to a lesser extent, higher temporary labor costs. Noninterest expense also increased due to higher foreclosure-related expense of $3.9 million resulting from lower gains on OREO sales, which offset this expense, an increase in cardholder and merchant processing expense of $2.0 million due to higher sales volume, higher bank building repairs related to Hurricane Matthew and an increase in unfunded commitment reserves.
Higher pre-tax earnings contributed to income tax expense of $28.4 million for the fourth quarter of 2016, up from $24.2 million in the fourth quarter of 2015, representing effective tax rates of 35.0 percent and 36.1 percent during the respective periods. A reduction in the North Carolina corporate income tax rate applicable to the 2016 tax year contributed to the lower effective tax rate in fourth quarter 2016 compared to the same period of 2015.
Table 31 provides quarterly information for each of the quarters in 2016 and 2015. Table 32 analyzes the components of changes in net interest income between the fourth quarter of 2016 and 2015.

Table 31
SELECTED QUARTERLY DATA

	2016				2015
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$254,782	$246,494	$243,369	$243,112	$241,861	$249,825	$246,013	$231,510
Interest expense	10,865	10,645	11,180	10,392	11,142	10,454	11,363	11,345
Net interest income	243,917	235,849	232,189	232,720	230,719	239,371	234,650	220,165
Provision for loan and lease losses	16,029	7,507	4,562	4,843	7,046	107	7,719	5,792
Net interest income after provision for loan and lease losses	227,888	228,342	227,627	227,877	223,673	239,264	226,931	214,373
Gain on acquisitions	—	837	3,290	1,704	—	—	—	42,930
Noninterest income	124,698	117,004	136,960	103,578	99,135	109,750	107,450	107,823
Noninterest expense	271,531	267,233	258,303	251,671	255,886	260,172	264,691	258,166
Income before income taxes	81,055	78,950	109,574	81,488	66,922	88,842	69,690	106,960
Income taxes	28,365	27,546	40,258	29,416	24,174	32,884	25,168	39,802
Net income	$52,690	$51,404	$69,316	$52,072	$42,748	$55,958	$44,522	$67,158
Net interest income, taxable equivalent	$245,330	$237,146	$233,496	$234,187	$232,147	$240,930	$236,456	$221,452
PER SHARE DATA
Net income	$4.39	$4.28	$5.77	$4.34	$3.56	$4.66	$3.71	$5.59
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	355.00	293.89	258.91	251.07	258.17	226.00	263.04	259.69
Book value at period end	250.82	256.76	252.76	246.55	239.14	238.34	232.62	230.53
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$33,223,995	$32,655,417	$32,161,905	$31,705,658	$31,753,223	$31,268,774	$30,835,749	$30,414,322
Investment securities	6,716,873	6,452,532	6,786,463	6,510,248	6,731,183	7,275,290	7,149,691	6,889,752
Loans and leases (1)	21,548,313	21,026,510	20,657,094	20,349,091	20,059,556	19,761,145	19,354,823	18,922,028
Interest-earning assets	31,078,428	30,446,592	29,976,629	29,558,629	29,565,715	29,097,839	28,660,246	28,231,922
Deposits	28,231,477	27,609,418	27,212,814	26,998,026	27,029,650	26,719,713	26,342,821	25,833,068
Long-term obligations	835,509	842,715	817,750	750,446	704,465	548,214	473,434	460,713
Interest-bearing liabilities	19,357,282	19,114,740	19,092,287	19,067,251	18,933,443	18,911,455	18,933,611	19,171,958
Shareholders’ equity	$3,056,426	$3,058,155	$2,989,097	$2,920,611	$2,867,177	$2,823,967	$2,781,648	$2,724,719
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$32,990,836	$32,971,910	$32,230,403	$32,195,657	$31,475,934	$31,449,824	$30,896,855	$30,862,932
Investment securities	7,006,678	6,384,940	6,557,736	6,687,483	6,861,548	6,690,879	7,350,545	7,045,550
Loans and leases:
PCI	809,169	868,200	921,467	945,887	950,516	1,044,064	1,123,239	1,252,545
Non-PCI	20,928,709	20,428,780	19,821,104	19,471,802	19,289,474	18,811,742	18,396,946	17,844,414
Deposits	28,161,343	27,925,253	27,257,774	27,365,245	26,930,755	26,719,375	26,511,896	26,300,830
Long-term obligations	832,942	840,266	850,504	779,087	704,155	705,418	475,568	468,180
Shareholders’ equity	$3,012,427	$3,083,748	$3,035,704	$2,961,194	$2,872,109	$2,862,528	$2,793,890	$2,768,719
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.63%	0.63%	0.87%	0.66%	0.53%	0.71%	0.58%	0.90%
Rate of return on average shareholders’ equity (annualized)	6.86	6.69	9.33	7.17	5.92	7.86	6.42	10.00
Net yield on interest-earning assets (taxable equivalent)	3.14	3.10	3.13	3.18	3.12	3.29	3.31	3.18
Allowance for loan and lease losses to loans and leases:
PCI	1.70	1.34	1.25	1.45	1.72	1.68	1.38	1.41
Non-PCI	0.98	0.98	0.99	0.99	0.98	1.00	1.05	1.05
Total	1.01	1.01	1.00	1.01	1.02	1.03	1.07	1.08
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	0.66	0.75	1.17	4.74	3.51	3.72	4.70	8.42
Noncovered	0.67	0.75	0.77	0.74	0.79	0.77	0.73	0.77
Total	0.67	0.75	0.77	80.00	0.83	0.82	0.79	0.95
Tier 1 risk-based capital ratio	12.42	12.50	12.63	12.58	12.65	12.77	12.66	12.92
Common equity Tier 1 ratio	12.42	12.50	12.63	12.58	12.51	12.63	12.52	12.77
Total risk-based capital ratio	13.85	13.96	14.10	14.09	14.03	14.18	14.10	14.42
Leverage capital ratio	9.05	9.07	9.09	9.00	8.96	8.97	8.92	8.90
Dividend payout ratio	6.83	7.01	5.20	6.91	8.43	6.44	8.09	5.37
Average loans and leases to average deposits	76.33	76.16	75.91	75.37	74.21	73.96	73.47	73.25
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Table 32
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2016			2015			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$21,548,313	$226,651	4.19%	$20,059,556	$218,048	4.32%	$15,662	$(7,059)	$8,603
Investment securities:
U. S. Treasury	1,593,610	3,328	0.83	1,686,269	3,092	0.73	(179)	415	236
Government agency	172,037	396	0.92	599,048	1,282	0.86	(947)	61	(886)
Mortgage-backed securities	4,802,198	20,937	1.74	4,437,936	18,632	1.68	1,585	720	2,305
Corporate bonds	54,255	772	5.69	4,134	179	16.50	1,386	(793)	593
Other	94,773	253	1.06	3,796	26	2.74	435	(208)	227
Total investment securities	6,716,873	25,686	1.53	6,731,183	23,211	1.38	2,280	195	2,475
Overnight investments	2,813,242	3,858	0.55	2,774,976	2,030	0.29	21	1,807	1,828
Total interest-earning assets	31,078,428	$256,195	3.28%	29,565,715	$243,289	3.27%	$17,963	$(5,057)	$12,906
Cash and due from banks	478,779			492,663
Premises and equipment	1,134,228			1,129,809
FDIC shared-loss receivable	5,584			11,773
Allowance for loan and lease losses	(214,463)			(205,876)
Other real estate owned	65,670			65,043
Other assets	675,769			694,096
Total assets	$33,223,995			$31,753,223

Liabilities
Interest-bearing deposits:
Checking with interest	$4,696,279	$261	0.02%	$4,234,147	$204	0.02%	$40	$17	$57
Savings	2,080,598	161	0.03	1,887,520	142	0.03	17	2	19
Money market accounts	8,113,686	1,619	0.08	8,175,228	1,605	0.08	1	13	14
Time deposits	2,892,143	2,411	0.33	3,200,354	2,900	0.36	(263)	(226)	(489)
Total interest-bearing deposits	17,782,706	4,452	0.10	17,497,249	4,851	0.11	(205)	(194)	(399)
Repurchase agreements	726,318	485	0.27	728,526	471	0.26	(3)	17	14
Other short-term borrowings	12,749	52	1.63	3,203	7	1.39	38	7	45
Long-term obligations	835,509	5,876	2.81	704,465	5,813	3.30	1,004	(941)	63
Total interest-bearing liabilities	19,357,282	$10,865	0.22%	18,933,443	$11,142	0.23%	$834	$(1,111)	$(277)
Demand deposits	10,448,771			9,532,401
Other liabilities	361,516			420,202
Shareholders' equity	3,056,426			2,867,177
Total liabilities and shareholders' equity	$33,223,995			$31,753,223
Interest rate spread			3.06%			3.04%
Net interest income and net yield
on interest-earning assets		$245,330	3.14%		$232,147	3.12%	$17,129	$(3,946)	$13,183
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $12.1 million and $8.0 million for the three months ended December 31, 2016 and 2015, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent and 5.5 percent for the three months ended December 31, 2016 and 2015, respectively. The taxable-equivalent adjustment was $1,413 and $1,428 for the three months ended December 31, 2016 and 2015, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

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

No changes in BancShares' internal control over financial reporting occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens BancShares, Inc. (BancShares) is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2016 has excluded North Milwaukee State Bank (NMSB) acquired on March 11, 2016, First CornerStone Bank (FCSB) acquired on May 6, 2016 and Cordia Bancorp, Inc. (Cordia) acquired on September 1, 2016. NMSB, FCSB and Cordia represented 0.15 percent, 0.11 percent and 0.32 percent of consolidated revenue (total interest income and total noninterest income, excluding any related gains on acquisition) for the year ended December 31, 2016, respectively, and 0.21 percent, 0.11 percent and 0.82 percent of consolidated total assets as of December 31, 2016, respectively.

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares' management believes that, as of December 31, 2016, BancShares' internal control over financial reporting is effective based on those criteria.

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

We have audited First Citizens BancShares, Inc. and Subsidiaries’ (BancShares) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the BancShares’ internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2016 has excluded North Milwaukee State Bank (NMSB) acquired on March 11, 2016, First CornerStone Bank (FCSB) acquired on May 6, 2016 and Cordia Bancorp, Inc. (Cordia) acquired on September 1, 2016. Accordingly, we have also excluded NMSB, FCSB and Cordia from the scope of our audit of internal control over financial reporting. NMSB, FCSB and Cordia represented 0.15 percent, 0.11 percent, and 0.32 percent of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisition) for the year ended December 31, 2016, respectively, and 0.21 percent, 0.11 percent, and 0.82 percent of consolidated total assets as of December 31, 2016, respectively.

In our opinion, First Citizens BancShares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (BancShares) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of BancShares’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancShares’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
February 22, 2017

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$539,741	$534,086
Overnight investments	1,872,594	2,063,132
Investment securities available for sale (cost of $7,079,287 at December 31, 2016 and $6,885,797 at December 31, 2015)	7,006,580	6,861,293
Investment securities held to maturity (fair value of $104 at December 31, 2016 and $265 at December 31, 2015)	98	255
Loans held for sale	74,401	59,766
Loans and leases	21,737,878	20,239,990
Allowance for loan and lease losses	(218,795)	(206,216)
Net loans and leases	21,519,083	20,033,774
Premises and equipment	1,133,044	1,135,829
Other real estate owned	61,231	65,559
Income earned not collected	79,839	70,036
FDIC shared-loss receivable	4,172	4,054
Goodwill	150,601	139,773
Other intangible assets	78,040	90,986
Other assets	471,412	417,391
Total assets	$32,990,836	$31,475,934
Liabilities
Deposits:
Noninterest-bearing	$10,130,549	$9,274,470
Interest-bearing	18,030,794	17,656,285
Total deposits	28,161,343	26,930,755
Short-term borrowings	603,487	594,733
Long-term obligations	832,942	704,155
FDIC shared-loss payable	97,008	126,453
Other liabilities	283,629	247,729
Total liabilities	29,978,409	28,603,825
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at December 31, 2016 and December 31, 2015)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2016 and December 31, 2015)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015)	—	—
Surplus	658,918	658,918
Retained earnings	2,476,691	2,265,621
Accumulated other comprehensive loss	(135,192)	(64,440)
Total shareholders’ equity	3,012,427	2,872,109
Total liabilities and shareholders’ equity	$32,990,836	$31,475,934
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2016	2015	2014
Interest income
Loans and leases	$876,472	$874,892	$700,525
Investment securities:
U. S. Treasury	11,837	15,353	11,656
Government agency	2,883	6,843	7,410
Mortgage-backed securities	79,336	65,815	36,492
Corporate bonds	1,783	—	255
State, county and municipal	1	33	13
Other	911	206	385
Total investment securities interest and dividend income	96,751	88,250	56,211
Overnight investments	14,534	6,067	3,712
Total interest income	987,757	969,209	760,448
Interest expense
Deposits	18,169	21,230	24,786
Short-term borrowings	1,965	4,660	9,177
Long-term obligations	22,948	18,414	16,388
Total interest expense	43,082	44,304	50,351
Net interest income	944,675	924,905	710,097
Provision for loan and lease losses	32,941	20,664	640
Net interest income after provision for loan and lease losses	911,734	904,241	709,457
Noninterest income
Gain on acquisitions	5,831	42,930	—
Cardholder services	83,417	77,342	59,607
Merchant services	95,774	84,207	64,075
Service charges on deposit accounts	89,359	90,546	69,100
Wealth management services	80,221	82,865	66,115
Fees from processing services	71	180	17,989
Securities gains	26,673	10,817	29,096
Other service charges and fees	26,940	23,807	17,760
Mortgage income	20,348	18,168	5,828
Insurance commissions	11,150	11,757	11,129
ATM income	7,283	7,119	5,388
Adjustments to FDIC shared-loss receivable	(9,725)	(19,009)	(32,151)
Net impact from FDIC shared-loss termination	16,559	—	—
Other	34,170	36,359	29,277
Total noninterest income	488,071	467,088	343,213
Noninterest expense
Salaries and wages	428,351	429,742	349,279
Employee benefits	104,518	113,309	79,898
Occupancy expense	102,609	98,191	86,775
Equipment expense	92,501	92,639	79,084
Merchant processing	65,440	58,231	42,661
Cardholder processing	24,474	21,735	15,133
FDIC insurance expense	20,967	18,340	12,979
Foreclosure-related expenses	4,490	2,662	17,368
Merger-related expenses	5,341	14,174	13,064
Other	200,047	189,892	152,835
Total noninterest expense	1,048,738	1,038,915	849,076
Income before income taxes	351,067	332,414	203,594
Income taxes	125,585	122,028	65,032
Net income	$225,482	$210,386	$138,562
Net income per share	$18.77	$17.52	$13.56
Dividends declared per share	$1.20	$1.20	$1.20
Average shares outstanding	12,010,405	12,010,405	10,221,721

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2016	2015	2014
(Dollars in thousands)
Net income	$225,482	$210,386	$138,562
Other comprehensive (loss) income
Unrealized (losses) gains on securities:
Change in unrealized securities (losses) gains arising during period	(21,530)	(22,030)	54,071
Tax effect	7,584	8,486	(21,010)
Reclassification adjustment for net gains realized and included in income before income taxes	(26,673)	(10,817)	(29,096)
Tax effect	9,869	4,138	11,224
Total change in unrealized (losses) gains on securities, net of tax	(30,750)	(20,223)	15,189
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	1,429	2,908	2,883
Tax effect	(537)	(1,136)	(1,113)
Total change in unrecognized loss on cash flow hedges, net of tax	892	1,772	1,770
Change in pension obligation:
Change in pension obligation	(70,424)	691	(78,472)
Tax effect	25,077	(297)	30,526
Amortization of actuarial losses and prior service cost	7,069	11,586	5,358
Tax effect	(2,616)	(4,988)	(2,084)
Total change in pension obligation, net of tax	(40,894)	6,992	(44,672)
Other comprehensive loss	(70,752)	(11,459)	(27,713)
Total comprehensive income	$154,730	$198,927	$110,849

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(Dollars in thousands, except share data)
Balance at December 31, 2013	$8,586	$1,033	$143,766	$1,943,345	$(25,268)	$2,071,462
Net income	—	—	—	138,562	—	138,562
Other comprehensive loss, net of tax	—	—	—	—	(27,713)	(27,713)
Issuance of common stock in connection with the Bancorporation merger, net of issuance costs of $619	2,587	18	561,023	—	—	563,628
Repurchase and retirement of 167,600 shares of Class A common stock	(168)	—	(36,140)	—	—	(36,308)
Repurchase and retirement of 45,900 shares of Class B common stock	—	(46)	(9,731)	—	—	(9,777)
Cash dividends ($1.20 per share)	—	—	—	(12,260)	—	(12,260)
Balance at December 31, 2014	11,005	1,005	658,918	2,069,647	(52,981)	2,687,594
Net income	—	—	—	210,386	—	210,386
Other comprehensive loss, net of tax	—	—	—	—	(11,459)	(11,459)
Cash dividends ($1.20 per share)	—	—	—	(14,412)	—	(14,412)
Balance at December 31, 2015	11,005	1,005	658,918	2,265,621	(64,440)	2,872,109
Net income	—	—	—	225,482	—	225,482
Other comprehensive loss, net of tax	—	—	—	—	(70,752)	(70,752)
Cash dividends ($1.20 per share)	—	—	—	(14,412)	—	(14,412)
Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$225,482	$210,386	$138,562
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	32,941	20,664	640
Deferred tax expense (benefit)	33,146	550	(33,339)
Net change in current taxes	(24,380)	(19,477)	72,274
Depreciation	88,777	87,717	75,481
Net change in accrued interest payable	(1,916)	(2,481)	1,457
Net change in income earned not collected	(7,805)	(12,782)	6,402
Gain on acquisitions	(5,831)	(42,930)	—
Gain on branch sale	—	(216)	—
Securities gains	(26,673)	(10,817)	(29,096)
Loss on termination of FDIC shared-loss agreements	3,377	—	—
Origination of loans held for sale	(795,963)	(685,631)	(377,993)
Proceeds from sale of loans held for sale	797,123	701,412	398,719
Gain on sale of loans held for sale	(15,795)	(11,851)	(4,971)
Gain on sale of portfolio loans	(3,758)	—	—
Net write-downs/losses on other real estate	6,201	2,168	14,275
Gain on elimination of acquired debt	—	—	(1,988)
Net amortization of premiums and discounts	(44,618)	(85,066)	(48,374)
Amortization of intangible assets	21,808	22,894	6,955
Reduction in FDIC receivable for shared-loss agreements	14,745	47,044	27,666
Net change in FDIC payable for shared-loss agreements	(11,245)	9,918	6,933
Net change in other assets	(27,656)	(12,904)	(72,680)
Net change in other liabilities	(25,520)	14,458	1,319
Net cash provided by operating activities	232,440	233,056	182,242
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans outstanding	(1,214,433)	(1,311,447)	(814,372)
Purchases of investment securities available for sale	(4,086,855)	(2,467,993)	(2,518,680)
Proceeds from maturities/calls of investment securities held to maturity	157	263	389
Proceeds from maturities/calls of investment securities available for sale	2,149,130	1,478,608	2,482,722
Proceeds from sales of investment securities available for sale	1,829,305	1,286,120	422,652
Net change in overnight investments	233,433	(338,213)	221,730
Cash paid to the FDIC for shared-loss agreements	(21,059)	(33,296)	(1,286)
Net cash paid to the FDIC for termination of shared-loss agreements	(20,115)	—	—
Proceeds from sales of other real estate	34,944	80,932	89,485
Proceeds from sales of portfolio loans	77,665	45,862	—
Additions to premises and equipment	(81,841)	(89,734)	(82,708)
Net cash used in branch sale	—	(22,242)	—
Business acquisitions, net of cash acquired	(727)	123,137	182,370
Net cash used by investing activities	(1,100,396)	(1,248,003)	(17,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(505,548)	(590,773)	(499,869)
Net increase in demand and other interest-bearing deposits	1,287,856	1,607,487	497,692
Net decrease in short-term borrowings	(33,072)	(397,952)	(25,321)
Repayment of long-term obligations	(11,213)	(5,896)	(54,301)
Origination of long-term obligations	150,000	350,000	—
Stock issuance costs	—	—	(619)
Cash dividends paid	(14,412)	(18,015)	(11,543)
Net cash provided (used) by financing activities	873,611	944,851	(93,961)
Change in cash and due from banks	5,655	(70,096)	70,583
Cash and due from banks at beginning of period	534,086	604,182	533,599
Cash and due from banks at end of period	$539,741	$534,086	$604,182
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$44,998	$46,785	$48,894
Income taxes	108,741	136,900	127,970
Noncash investing and financing activities:
Transfers of loans to other real estate	35,272	55,032	65,956
Dividends declared but not paid	—	—	3,603
Repurchase and retirement of common stock	—	—	(46,085)
Issuance of common stock associated with Bancorporation merger	—	—	564,248
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
On June 14, 2016, FCB terminated five of FCB's nine shared-loss agreements with the Federal Deposit Insurance Corporation (FDIC), including Temecula Valley Bank (TVB), Sun American Bank (SAB), Williamsburg First National Bank (WFNB), Atlantic Bank & Trust (ABT) and Colorado Capital Bank (CCB). The resulting positive net impact to pre-tax earnings from the early termination of the FDIC shared-loss agreements was $16.6 million during 2016. See Note H for additional information regarding the FDIC shared-loss termination.
On May 6, 2016, FCB purchased certain assets and assumed certain liabilities of First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania from the FDIC.
On March 11, 2016, FCB purchased certain assets and assumed certain liabilities of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin from the FDIC.
On February 13, 2015, FCB purchased certain assets and assumed certain liabilities of Capitol City Bank & Trust (CCBT) of Atlanta, Georgia from the FDIC.
In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. See Note B for additional information regarding Business Combinations.
Nature of Operations
FCB operates 550 branches in North Carolina, South Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida, Georgia, Texas, Arizona, New Mexico, Colorado, Oregon, Missouri, Oklahoma, Kansas, Pennsylvania, Wisconsin and New Jersey. FCB provides full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services provided include transaction and savings deposit accounts, commercial and consumer loans, trust and asset management. Investment services, including sales of annuities and third party mutual funds are offered through First Citizens Investor Services, Inc. (FCIS), title insurance is offered through Neuse Financial Services, Inc., and investment advisory services are provided through First Citizens Asset Management, Inc. (FCAM). First Citizens Securities Corporation merged into FCIS effective January 1, 2016.
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
FCB has investments in certain partnerships and limited liability entities primarily for the purposes of fulfilling Community Reinvestment Act requirements and/or obtaining tax credits. The entities have been evaluated and determined to be variable interest entities (VIEs). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

finance its activities without additional subordinated financial support, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity holds a controlling financial interest in the VIE. Analysis of these investments concluded that FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs and, therefore, the assets and liabilities of these entities are not consolidated into the financial statements of FCB or BancShares. The recorded investment in these entities is reported within other assets in the Consolidated Balance Sheets.
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

•	Allowance for loan and lease losses;

•	Fair value of financial instruments, including acquired assets and assumed liabilities;

•	Pension plan assumptions;

•	Cash flow estimates on purchased credit-impaired (PCI) loans;

•	Goodwill and other intangible assets;

•	FDIC shared-loss receivable and payable; and

•	Income tax assets, liabilities and expense
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
Investment Securities
BancShares classifies marketable investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method. At December 31, 2016 and 2015, BancShares had no investment securities held for trading purposes.
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
Non-marketable Securities
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. This stock is restricted in that it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges.
Non-marketable securities are periodically evaluated for impairment. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the recorded investment. Non-marketable securities are recorded within other assets in the Consolidated Balance Sheets. FHLB and non-marketable securities were $43.8 million and $37.7 million at December 31, 2016 and 2015, respectively.
Investments in Qualified Affordable Housing Projects
BancShares and FCB have investments in certain partnerships and limited liability entities primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits and accounts for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. All of the investments held in qualified affordable housing projects qualify for the proportional amortization method and were $109.8 million and $85.6 million at December 31, 2016 and December 31, 2015, respectively, and are included in other assets on the Consolidated Balance Sheets.
Loans Held For Sale
BancShares elected to apply the fair value option for new originations of prime residential mortgage loans to be sold. BancShares elected the fair value option and accounts for the forward commitments used to economically hedge the loans held for sale at fair value. Gains and losses on sales of mortgage loans are recognized in the Consolidated Statements of Income in mortgage income. Origination fees collected are deferred and recorded in mortgage income in the period the corresponding loan is sold.
Loans and Leases
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit impaired (PCI) or non-PCI.
Non-Purchased Credit Impaired (Non-PCI) Loans and Leases
Loans and leases for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs on non-PCI loans. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs are amortized to interest income over the contractual lives using methods that approximate a constant yield. Net deferred fees on non-PCI loans, including unearned income and unamortized costs, fees, premiums and discounts, were $6.7 million and $16.6 million at December 31, 2016 and 2015, respectively.
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
PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit, the loans are accounted for under the guidance in Accounting Standards Codification (ASC) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments. At the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction to the carrying amount of PCI loans. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using the effective yield method.
Over the life of PCI loans, BancShares continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans determined using the effective interest rates has decreased and if so, recognizes provision for loan and lease losses in the Consolidated Statements of Income. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first through a reversal of previously recognized allowance through provision expense, and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
For non-pooled PCI loans, accretion income is recognized except for situations when the timing and amount of future cash flows cannot be determined. PCI loans with uncertain future cash flows are accounted for under the cost recovery method and those loans are generally reported as nonaccrual.
For PCI loans where the cash flow analysis was initially performed at the loan pool level, the amount of accretable yield and nonaccretable difference is determined at the pool level. Each loan pool is made up of assets with similar characteristics at the date of acquisition including loan type, collateral type and performance status. All loan pools that have accretable yield to be recognized in interest income are classified as accruing regardless of the status of individual loans within the pool.
Impaired Loans, Troubled Debt Restructurings (TDR) and Nonperforming Assets
Management will deem non-PCI loans and leases to be impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Generally, management considers the following loans to be impaired: all TDR loans, commercial and consumer relationships which are nonaccrual or 90+ days past due and greater than $500,000 as well as any other loan management deems impaired. When the ultimate collectability of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied first to all previously charged-off principal until fully collected, then to interest income, to the extent that any interest has been foregone.
A loan is considered a TDR when both of the following occur: (1) a modification to a borrower's debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be granted. TDRs are undertaken in order to improve the likelihood of collection on the loan and may result in a stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures or, in certain limited circumstances, forgiveness of principal or interest. Loans that have been restructured as a TDR are treated and reported as such for the remaining life of the loan. Modifications of PCI loans that are part of a pool accounted for as a single asset are not designated as TDRs. Modifications of non-pooled PCI loans are designated as TDRs in the same manner as non-PCI loans and leases. TDRs can be loans remaining on nonaccrual, moving to nonaccrual or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged-off, BancShares typically classifies the remaining balance as nonaccrual.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Generally, when loans and leases are placed on nonaccrual status all previously uncollected accrued interest is reversed from interest income. All payments received thereafter are applied as a reduction of the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases, including TDRs, are generally removed from nonaccrual status when they become current as to both principal and interest, the borrower has demonstrated a sustained period of repayment performance for a reasonable period, generally a minimum of six months, and concern no longer exists as to the collectability of principal and interest.
Other real estate owned (OREO) acquired as a result of foreclosure is carried at net realizable value (NRV). NRV equals fair value less estimated selling costs. Any excess of recorded investment in the loan over NRV at the time of foreclosure is booked against the allowance for loan and lease losses as a charge-off. Any excess in NRV over recorded investment in the loan at the time of foreclosure is recorded as a recovery of prior charge-off, if any, up to the amount of prior charge-off with excess recorded as an offset to foreclosure-related expense.
OREO is subject to at least annual periodic revaluations of the underlying collateral. The periodic revaluations are generally based on the appraised value of the property and may include additional adjustments based upon management's review of the valuation and specific knowledge of the OREO. Routine maintenance costs, subsequent declines in market value and net losses on disposal are included in foreclosure-related expense. Gains and losses resulting from the sale or write down of OREO and income and expenses related to its operation are also recorded in foreclosure-related expense.
Covered Assets and Receivable from FDIC for Shared-Loss Agreements
Assets subject to shared-loss agreements with the FDIC include certain loans and leases and OREO. These shared-loss agreements afford BancShares significant protection as they cover realized losses on certain loans and other assets purchased from the FDIC during the time period specified in the agreements. Realized losses covered include loan contractual balances, accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired and certain direct costs, less cash or other consideration received by BancShares.
The FDIC receivable is recorded at fair value at the acquisition date of the indemnified assets and is measured on the same basis as the underlying loans, subject to collectability and/or contractual limitations. The fair value of the shared-loss agreements on the acquisition date reflects the discounted reimbursements expected to be received from the FDIC, using an appropriate discount rate, which is based on the market rate for a similar term security at the time of the acquisition adjusted for additional risk premium.
The shared-loss agreements continue to be valued on the same basis as the related indemnified assets. Because the PCI loans are subject to the accounting prescribed by ASC 310-30, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans, which is immediately recorded as an adjustment to the allowance for loan and lease losses, would immediately increase the FDIC receivable, with the offset recorded through the Consolidated Statements of Income in other noninterest income. Improvements in the credit quality or cash flows of loans, which is reflected as an adjustment to yield and accreted into income over the remaining life of the loans, decrease the FDIC receivable, with such decrease being amortized into income over (1) the same period as the underlying loans or (2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Discounts and premiums reflecting the estimated timing of expected reimbursements are accreted into income over the life of the shared-loss agreements. Upon evaluation of certain characteristics, circumstances, nature and

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining term associated with and balance of indemnification assets, management may determine different subsequent accounting treatment to be appropriate.
Collection and other servicing costs related to loans covered under FDIC shared-loss agreements are charged to noninterest expense as incurred. A receivable from the FDIC is recorded for the estimated amount of such expenses that are expected to be reimbursed and results in an increase to noninterest income. The estimated amount of such reimbursements is determined by several factors including the existence of loan participation agreements with other financial institutions, the presence of partial guarantees from the Small Business Administration (SBA) and whether a reimbursable loss has been recorded on the loan for which collection and servicing costs have been incurred. Future adjustments to the receivable from the FDIC may be necessary as additional information becomes available related to the amount of previously recorded collection and other servicing costs that will actually be reimbursed by the FDIC and the probable timing of such reimbursements.
Payable to the FDIC for Shared-Loss Agreements
The purchase and assumption agreements for certain FDIC-assisted transactions include payments that may be owed to the FDIC at the termination of the shared-loss agreements. The payment is due to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The liability is calculated by discounting estimated future payments and is reported in the Consolidated Balance Sheets as an FDIC shared-loss payable. The ultimate settlement amount of the payment is dependent upon the performance of the underlying covered loans, recoveries, the passage of time and actual claims submitted to the FDIC.
Allowance for Loan and Lease Losses (ALLL)
The ALLL represents management's best estimate of probable credit losses within the loan and lease portfolio at the balance sheet date. Management determines the ALLL based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amount and timing of cash flows expected to be received on PCI loans. Those estimates are susceptible to significant change. Adjustments to the ALLL are recorded with a corresponding entry to provision for loan and lease losses. Loan and lease balances deemed to be uncollectible are charged-off against the ALLL. Recoveries of amounts previously charged-off are generally credited to the ALLL.
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
BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of unimpaired loans and specific allocations for significant individual impaired loans for non-PCI loans. It also includes establishing an ALLL for PCI loans that have deteriorated since acquisition. The general allowance is based on historical net loan loss experience for homogeneous groups of loans based mostly on loan type then aggregated on the basis of similar risk characteristics and performance trends. This allowance estimate contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The methodology also considers the remaining discounts recognized upon acquisition associated with purchased non-impaired loans in estimating a general allowance. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.
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
In accordance with our allowance methodology, certain loan loss factors related to the quantitative component of the ALLL and reserve factors related to the qualitative component of the ALLL were updated in 2016. This methodology update resulted in no material net impact to the ALLL.
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
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2016.
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
The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are not collateral dependent and are paying principal and interest based upon contractual terms is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the recorded investment in the loan and the estimated fair value for originated loans. Specific valuation allowances for purchased non-impaired loans are

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

established or partial charge-offs are recorded for the difference between the loan amount and the estimated fair value with consideration for the remaining discounts recognized upon acquisition. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs are used to calculate an anticipated fair value.
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
Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events, such as disability or change in marital status and reductions in the value of collateral. Due to the concentration of loans in the medical, dental and related fields, BancShares is susceptible to risks that governmental actions will materially alter the medical care industry in the United States.
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
The ALLL for the non-PCI noncommercial segment is primarily calculated on a pooled basis using a delinquency-based approach. Estimates of incurred losses are based on historical loss experience and the migration of receivables through the various delinquency pools applied to the current risk mix. These estimates may be adjusted through a qualitative assessment to reflect current economic conditions, portfolio trends and other factors. The remaining portion of the ALLL related to the non-PCI noncommercial segment results from loans that are deemed impaired. The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are not collateral dependent and are paying principal and interest based upon contractual terms is based on the present value of expected cash flows discounted at the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the recorded investment in the loan and the estimated fair value for originated non-PCI loans. Specific valuation allowances for purchased non-impaired loans are established or partial charge-offs are recorded for the difference between the recorded investment in the loan and the estimated fair value with consideration for the remaining discounts recognized upon acquisition. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs are used to calculate an anticipated fair value.
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
Consumer
The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt and student loans. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination, potentially in excess of principal balances.
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
PCI Loans
The risks associated with PCI loans are generally consistent with the risks identified for commercial and noncommercial non-PCI loans and leases and the classes of loans within those segments. However, these loans were underwritten by other institutions, often with weaker lending standards. Additionally, in some cases, collateral for PCI loans is located in regions that have experienced erosion of real estate values. Therefore, there exists a significant risk that PCI loans are not adequately supported by borrower cash flow or the values of underlying collateral.
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
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to letters of credit. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, while also considering the applicable regulatory capital credit conversion factors for these off-balance sheet instruments as well as the exposure upon default. The reserve for unfunded

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments is presented within other liabilities on the Consolidated Balance Sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income. The reserve for unfunded commitments was not material at December 31, 2016 or 2015.
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
Annual impairment tests are conducted as of July 31 each year. Based on the July 31, 2016 and 2015, impairment tests, management concluded there was no indication of goodwill impairment. In addition to the annual testing requirement, impairment tests are performed if various other events occur that may trigger a decline in value including significant adverse changes in the business climate, considering various qualitative and quantitative factors to determine whether impairment exists. As the stock market experienced volatility after the annual impairment test, management monitored the volatility and determined it did not indicate an impairment test triggering event. Additionally, there have been no other such events subsequent to the annual impairment test performed during 2016.
Mortgage servicing rights (MSRs) are recognized separately when they are retained as loans are sold or acquired through acquisition. When mortgage loans are sold, servicing rights are initially recorded at fair value and gains on sale of loans are recorded within mortgage income in the Consolidated Statements of Income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized against mortgage income in noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans with the offset being a reduction in the cost basis of the servicing asset. MSRs are evaluated for impairment quarterly based upon the fair value of the rights as compared

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics and is recorded as a reduction of mortgage income in the Consolidated Statements of Income. If BancShares later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation reserve may be recorded as an increase to mortgage income in the Consolidated Statements of Income, but only to the extent of previous impairment recognized.
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
At December 31, 2016 and 2015, BancShares had $590.8 million and $592.2 million of securities sold under repurchase agreements included as short-term borrowings on the Consolidated Balance Sheets, respectively.
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
BancShares has unrecognized tax benefits related to the uncertain portion of tax positions that BancShares has taken or expects to take. A liability may be created or an amount refundable may be reduced for the amount of unrecognized tax benefits. These uncertainties result from the application of complex tax laws, rules, regulations and interpretations, primarily in state taxing jurisdictions. Unrecognized tax benefits are assessed quarterly and may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations. Estimated penalties and interest on uncertain tax positions are recognized in income tax expense.
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
BancShares selectively uses interest rate swaps for interest rate risk management purposes. BancShares had an interest rate swap, entered into during 2011, that qualified as a cash flow hedge under GAAP and converted variable-rate exposure on outstanding debt to a fixed rate. BancShares' interest rate swap agreement expired in June 2016. At December 31, 2015, the fair value of the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding derivative was included in other liabilities in the Consolidated Balance Sheets and the net change in fair value was included in the net change in other liabilities on the Consolidated Statements of Cash Flows. BancShares’ interest rate swap was fully effective since inception; therefore, changes in the fair value of the interest rate swap had no impact on net income. There were no speculative derivative financial instruments in any period presented.
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
During the third quarter of 2016, adjustments were made to the acquisition fair value for the FDIC-assisted acquisition of FCSB. The adjustments were primarily based upon updated collateral valuations, resulting in an increase of $837 thousand to the gain on acquisition. These adjustments brought the total gain on the transaction to $3.0 million and are included in noninterest income in the Consolidated Statements of Income.
During the second quarter of 2016, adjustments were made to the acquisition fair values for the FDIC-assisted acquisition of NMSB, primarily based upon updated collateral valuations, resulting in an increase of $1.2 million to the gain on acquisition. These adjustments brought the total gain on the transaction to $2.9 million and are included in noninterest income in the Consolidated Statements of Income.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 for public business entities, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2016. We evaluated our investments in partnerships and limited liability entities under the new guidance and concluded that not consolidating was still appropriate and did not have an impact on our consolidated financial position or consolidated results of operations.
Recently Issued Accounting Pronouncements
FASB ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU does not provide a definition of restricted cash or restricted cash equivalents.
This ASU is effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. BancShares does not anticipate any affect on our Consolidated Statements of Cash Flows.
FASB ASU 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are under Common Control
This ASU does not change the characteristics of a primary beneficiary in current GAAP; however, it requires that a reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We will adopt the guidance during the first quarter of 2017. BancShares does not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.
FASB ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property or property, plant and equipment, when the transfer occurs. This ASU does not change GAAP for an intra-entity transfer of inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.
The amendments in this ASU are effective for pubic business entities for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis. The adoption of this standard is not expected to have a significant impact on our consolidated financial position or results of operation and we will adopt the guidance during the first quarter of 2018.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. We will adopt the guidance during the first quarter of 2018. The adoption of this standard is not expected to have a significant impact on our Consolidated Statements of Cash Flows.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact the new standard will have on our consolidated financial statements. Upon adoption, our allowance for loan and lease losses will be impacted by the loan portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt during the first quarter of 2019. While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We will adopt during the first quarter of 2018 with a cumulative-effect adjustment from AOCI to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact the new standard will have on our consolidated financial statements. The cumulative-effect adjustment will be impacted by the equity securities portfolio composition and valuation at the date of adoption.
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
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal periods beginning after December 15, 2016. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. We continue to evaluate the impact of the new standard on our noninterest income and on our presentation and disclosures. We expect to adopt the ASU during the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings and the modified retrospective approach will likely be used.
NOTE B
BUSINESS COMBINATIONS

Cordia Bancorp, Inc.
On September 1, 2016, FCB completed the merger of Cordia and its subsidiary, BVA, into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The merger allowed FCB to strengthen its presence in the greater Richmond, Virginia area as Cordia operated six BVA branches in Richmond, Midlothian, Chesterfield, Colonial Heights and Chester, Virginia.

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

The fair value of assets acquired was $349.3 million, including $241.4 million in loans and $2.2 million of identifiable intangible assets. Liabilities assumed were $323.1 million, including $292.2 million in deposits. As a result of the transaction, FCB recorded $10.8 million of goodwill. The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired. This premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	As recorded by FCB
Purchase price		$37,053
Assets
Cash and due from banks	$8,383
Overnight investments	3,081
Investment securities available for sale	76,633
Loans and leases	241,392
Premises and equipment	4,151
Other real estate owned	1,170
Income earned not collected	1,990
Intangible assets	2,210
Other assets	10,318
Total assets acquired	349,328
Liabilities
Deposits	292,192
Short-term borrowings	30,164
Other liabilities	747
Total liabilities assumed	$323,103
Fair value of net assets acquired		26,225
Goodwill recorded for Cordia		$10,828

Merger-related expenses of $3.8 million were recorded in the Consolidated Statements of Income for the year ended December 31, 2016. Loan-related interest income generated from Cordia was approximately $4.2 million since the acquisition date for the year ended December 31, 2016. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

Due to the immaterial amount of loans resulting from the Cordia transaction that had evidence of credit quality deterioration, all loans were accounted for as non-PCI loans under ASC 310-20.
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

The fair value of the assets acquired was $87.4 million, including $43.8 million in loans and $390 thousand of identifiable intangible assets. Liabilities assumed were $96.9 million of which the majority were deposits. During the third quarter of 2016, adjustments were made to the acquisition fair values primarily based upon updated collateral valuations resulting in an increase of $837 thousand to the gain on acquisition. These adjustments brought the total gain on the transaction to $3.0 million which is included in noninterest income in the Consolidated Statements of Income.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$748
Overnight investments	37,540
Investment securities	4,564
Loans	43,776
Other real estate owned	375
Income earned not collected	8
Intangible assets	390
Other assets	13
Total assets acquired	87,414
Liabilities
Deposits	96,882
Other liabilities	23
Total liabilities assumed	96,905
Fair value of net liabilities assumed	(9,491)
Cash received from FDIC	12,450
Gain on acquisition of FCSB	$2,959

Merger-related expenses of $1.0 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2016. Loan-related interest income generated from FCSB was approximately $1.6 million since the acquisition date for the year ended December 31, 2016. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$4,545
Overnight investments	2,274
Investment securities available for sale	9,425
Loans	36,914
Other intangible assets	240
Other assets	216
Total assets acquired	53,614
Liabilities
Deposits	59,206
Short-term borrowings	1,662
Other liabilities	74
Total liabilities assumed	60,942
Fair value of net liabilities assumed	(7,328)
Cash received from FDIC	10,200
Gain on acquisition of NMSB	$2,872

Merger-related expenses of $517 thousand from the NMSB transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2016. Loan-related interest income generated from NMSB was approximately $1.9 million since the acquisition date for the year ended December 31, 2016. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

All loans resulting from the NMSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.

Capitol City Bank & Trust Company
On February 13, 2015, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of CCBT. The CCBT transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on February 12, 2016.

The fair value of the assets acquired was $211.9 million, including $154.5 million in loans and $690 thousand of identifiable intangible assets. Liabilities assumed were $272.5 million of which $266.4 million were deposits. The fair value of the net liabilities assumed was $60.6 million and cash received from the FDIC was $103.5 million. The total gain on the transaction was $42.9 million which is included in noninterest income in the Consolidated Statement of Income. The total after-tax impact of the gain was $26.4 million.

Merger-related expenses of $1.9 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2015. Loan-related interest income generated from CCBT was approximately $8.3 million for the year ended December 31, 2015. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

All loans resulting from the CCBT transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans under ASC 310-30.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C
INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at December 31, 2016 and 2015, were as follows:

	December 31, 2016
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,650,675	$579	$935	$1,650,319
Government agency	40,291	107	—	40,398
Mortgage-backed securities	5,259,466	2,809	86,850	5,175,425
Equity securities	71,873	11,634	—	83,507
Corporate bonds	49,367	195	—	49,562
Other	7,615	—	246	7,369
Total investment securities available for sale	$7,079,287	$15,324	$88,031	$7,006,580

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,675,996	$4	$1,118	$1,674,882
Government agency	498,804	230	374	498,660
Mortgage-backed securities	4,692,447	5,120	29,369	4,668,198
Equity securities	7,935	968	10	8,893
Corporate bonds	8,500	—	—	8,500
Other	2,115	45	—	2,160
Total investment securities available for sale	$6,885,797	$6,367	$30,871	$6,861,293

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$98	$6	$—	$104

	December 31, 2015
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$255	$10	$—	$265

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$842,798	$842,947	$1,255,714	$1,255,094
One through five years	848,168	847,770	919,086	918,448
Five through 10 years	49,367	49,562	8,500	8,500
Over 10 years	7,615	7,369	2,115	2,160
Mortgage-backed securities	5,259,466	5,175,425	4,692,447	4,668,198
Equity securities	71,873	83,507	7,935	8,893
Total investment securities available for sale	$7,079,287	$7,006,580	$6,885,797	$6,861,293
Investment securities held to maturity
Mortgage-backed securities held to maturity	$98	$104	$255	$265
For each period presented, securities gains (losses) include the following:

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Gross gains on retirement/sales of investment securities available for sale	$27,104	$10,834	$29,129
Gross losses on sales of investment securities available for sale	(431)	(17)	(33)
Total securities gains	$26,673	$10,817	$29,096
The following table provides information regarding securities with unrealized losses as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$807,822	$935	$—	$—	$807,822	$935
Mortgage-backed securities	4,442,700	82,161	362,351	4,689	4,805,051	86,850
Other	7,369	246	—	—	7,369	246
Total	$5,257,891	$83,342	$362,351	$4,689	$5,620,242	$88,031

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$1,539,637	$1,118	$—	$—	$1,539,637	$1,118
Government agency	229,436	374	—	—	229,436	374
Mortgage-backed securities	3,570,470	23,275	280,126	6,094	3,850,596	29,369
Equity securities	728	10	—	—	728	10
Total	$5,340,271	$24,777	$280,126	$6,094	$5,620,397	$30,871
Investment securities with an aggregate fair value of $362.4 million have had continuous unrealized losses for more than 12 months as of December 31, 2016 with an aggregate unrealized loss of $4.7 million. As of December 31, 2016, all 51 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of December 31, 2016 or December 31, 2015 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.55 billion at December 31, 2016 and $4.73 billion at December 31, 2015 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D
LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans include originated commercial, originated noncommercial, purchased non-impaired loans and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have a discount due, at least in part, to credit quality at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered PCI loans. PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the non-revolving loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  See Note A for additional information on PCI and non-PCI loans and leases.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and leases outstanding include the following at December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$649,157	$620,352
Commercial mortgage	9,026,220	8,274,548
Other commercial real estate	351,291	321,021
Commercial and industrial	2,567,501	2,368,958
Lease financing	826,270	730,778
Other	340,264	314,832
Total commercial loans	13,760,703	12,630,489
Noncommercial:
Residential mortgage	2,889,124	2,695,985
Revolving mortgage	2,601,344	2,523,106
Construction and land development	231,400	220,073
Consumer	1,446,138	1,219,821
Total noncommercial loans	7,168,006	6,658,985
Total non-PCI loans and leases	20,928,709	19,289,474
PCI loans:
Commercial:
Construction and land development	20,766	33,880
Commercial mortgage	453,013	525,468
Other commercial real estate	12,645	17,076
Commercial and industrial	11,844	15,182
Other	1,702	2,008
Total commercial loans	499,970	593,614
Noncommercial:
Residential mortgage	268,777	302,158
Revolving mortgage	38,650	52,471
Consumer	1,772	2,273
Total noncommercial loans	309,199	356,902
Total PCI loans	809,169	950,516
Total loans and leases	$21,737,878	$20,239,990
At December 31, 2016, $84.8 million in total loans were covered under shared-loss agreements, compared to $272.6 million at December 31, 2015. The decline was primarily due to the expiration and termination of certain shared-loss agreements during the year.
At December 31, 2016, $8.26 billion in noncovered loans with a lendable collateral value of $5.50 billion were used to secure $660.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $4.84 billion. At December 31, 2015, $8.58 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $510.3 million in FHLB of Atlanta advances, resulting additional borrowing capacity of $5.57 billion.
To mitigate interest rate risk and credit risk, we sold residential mortgage loans not originated for sale totaling $77.7 million in 2016, resulting in a gain of $3.8 million. We sold residential mortgage not originated for sale totaling $45.9 million at par in 2015.
The unamortized discount related to purchased non-PCI loans and leases acquired in the Cordia transaction was $4.2 million at December 31, 2016. The unamortized discount related to purchased non-PCI loans and leases acquired in the First Citizens Bancorporation, Inc. (Bancorporation) merger was $27.4 million and $41.1 million at December 31, 2016 and December 31, 2015, respectively. During the years ended December 31, 2016 and December 31, 2015, accretion income on non-PCI loans and leases was $14.3 million and $18.7 million, respectively.
Loans and leases to borrowers in medical, dental or related fields were $4.66 billion as of December 31, 2016, which represents 21.5 percent of total loans and leases, compared to $4.28 billion or 21.2 percent of total loans and leases at December 31, 2015. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2016.

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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2016 and December 31, 2015 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of the loans and leases outstanding at December 31, 2016, and December 31, 2015, by credit quality indicator is provided below:

	December 31, 2016
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$645,232	$8,821,439	$347,509	$2,402,659	$818,008	$335,831	$13,370,678
Special mention	2,236	76,084	1,433	22,804	2,675	1,020	106,252
Substandard	1,683	126,863	2,349	17,870	5,415	3,413	157,593
Doubtful	6	334	—	8	—	—	348
Ungraded	—	1,500	—	124,160	172	—	125,832
Total	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$13,760,703

	December 31, 2015
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$611,314	$8,024,831	$318,187	$2,219,606	$719,338	$311,401	$12,204,677
Special mention	5,191	100,220	475	19,361	4,869	1,905	132,021
Substandard	3,847	146,071	959	21,322	6,375	1,526	180,100
Doubtful	—	599	—	408	169	—	1,176
Ungraded	—	2,827	1,400	108,261	27	—	112,515
Total	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$12,630,489

	December 31, 2016
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,839,045	$2,576,942	$229,106	$1,434,658	$7,079,751
30-59 days past due	27,760	14,290	1,139	6,775	49,964
60-89 days past due	7,039	2,698	598	2,779	13,114
90 days or greater past due	15,280	7,414	557	1,926	25,177
Total	$2,889,124	$2,601,344	$231,400	$1,446,138	$7,168,006

	December 31, 2015
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,651,209	$2,502,065	$214,555	$1,210,832	$6,578,661
30-59 days past due	23,960	11,706	3,211	5,545	44,422
60-89 days past due	7,536	3,704	669	1,822	13,731
90 days or greater past due	13,280	5,631	1,638	1,622	22,171
Total	$2,695,985	$2,523,106	$220,073	$1,219,821	$6,658,985

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$8,103	$234,023	$8,744	$7,253	$696	$258,819
Special mention	950	67,848	102	620	—	69,520
Substandard	7,850	138,312	3,462	3,648	1,006	154,278
Doubtful	3,863	12,830	337	303	—	17,333
Ungraded	—	—	—	20	—	20
Total	$20,766	$453,013	$12,645	$11,844	$1,702	$499,970

	December 31, 2015
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$14,710	$262,579	$7,366	$9,302	$706	$294,663
Special mention	758	87,870	60	937	—	89,625
Substandard	14,131	163,801	9,229	4,588	1,302	193,051
Doubtful	4,281	10,875	—	282	—	15,438
Ungraded	—	343	421	73	—	837
Total	$33,880	$525,468	$17,076	$15,182	$2,008	$593,614

	December 31, 2016
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$230,065	$33,827	$1,637	$265,529
30-59 days past due	9,595	618	68	10,281
60-89 days past due	6,528	268	4	6,800
90 days or greater past due	22,589	3,937	63	26,589
Total	$268,777	$38,650	$1,772	$309,199

	December 31, 2015
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$257,207	$47,901	$1,981	$307,089
30-59 days past due	12,318	1,127	86	13,531
60-89 days past due	4,441	501	132	5,074
90 days or greater past due	28,192	2,942	74	31,208
Total	$302,158	$52,471	$2,273	$356,902

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of the outstanding non-PCI loans and leases, by class, at December 31, 2016, and December 31, 2015 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2016
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,845	$39	$286	$2,170	$646,987	$649,157
Commercial mortgage	11,592	2,773	10,329	24,694	9,001,526	9,026,220
Other commercial real estate	310	—	—	310	350,981	351,291
Commercial and industrial	7,918	2,102	1,051	11,071	2,556,430	2,567,501
Lease financing	1,175	444	863	2,482	823,788	826,270
Residential mortgage	27,760	7,039	15,280	50,079	2,839,045	2,889,124
Revolving mortgage	14,290	2,698	7,414	24,402	2,576,942	2,601,344
Construction and land development - noncommercial	1,139	598	557	2,294	229,106	231,400
Consumer	6,775	2,779	1,926	11,480	1,434,658	1,446,138
Other	72	—	198	270	339,994	340,264
Total non-PCI loans and leases	$72,876	$18,472	$37,904	$129,252	$20,799,457	$20,928,709

	December 31, 2015
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$987	$283	$463	$1,733	$618,619	$620,352
Commercial mortgage	13,023	3,446	14,495	30,964	8,243,584	8,274,548
Other commercial real estate	884	—	142	1,026	319,995	321,021
Commercial and industrial	2,133	1,079	1,780	4,992	2,363,966	2,368,958
Lease financing	2,070	2	164	2,236	728,542	730,778
Residential mortgage	23,960	7,536	13,280	44,776	2,651,209	2,695,985
Revolving mortgage	11,706	3,704	5,631	21,041	2,502,065	2,523,106
Construction and land development - noncommercial	3,211	669	1,638	5,518	214,555	220,073
Consumer	5,545	1,822	1,622	8,989	1,210,832	1,219,821
Other	3	164	134	301	314,531	314,832
Total non-PCI loans and leases	$63,522	$18,705	$39,349	$121,576	$19,167,898	$19,289,474

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2016 and December 31, 2015 for non-PCI loans, were as follows:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$606	$—	$425	$273
Commercial mortgage	26,527	482	42,116	242
Other commercial real estate	86	—	239	—
Commercial and industrial	4,275	440	6,235	953
Lease financing	359	683	389	—
Residential mortgage	32,470	37	29,977	838
Revolving mortgage	14,308	—	12,704	—
Construction and land development - noncommercial	1,121	—	2,164	—
Consumer	2,236	1,076	1,472	1,007
Other	319	—	133	2
Total non-PCI loans and leases	$82,307	$2,718	$95,854	$3,315

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased credit-impaired (PCI) loans
The following table relates to PCI loans acquired in the NMSB and FCSB acquisitions for 2016 and the CCBT acquisition for 2015. The table summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the respective acquisition dates.

(Dollars in thousands)	2016	2015
Contractually required payments	$108,649	$247,812
Cash flows expected to be collected	$93,178	$207,688
Fair value of loans at acquisition	$80,690	$154,496
The recorded fair values of PCI loans acquired in the NMSB, FCSB and CCBT transactions as of their respective acquisition date were as follows:

(Dollars in thousands)	2016	2015
Commercial:
Construction and land development	$684	$4,116
Commercial mortgage	50,372	129,732
Other commercial real estate	2,629	3,202
Commercial and industrial	3,630	2,844
Other	1,619	—
Total commercial loans	58,934	139,894
Noncommercial:
Residential mortgage	18,934	13,251
Revolving mortgage	1,238	—
Construction and land development	340	—
Consumer	1,244	1,351
Total noncommercial loans	21,756	14,602
Total PCI loans	$80,690	$154,496
The following table provides changes in the carrying value of PCI loans during the years ended December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Balance at January 1	$950,516	$1,186,498
Fair value of PCI loans acquired during the year	80,690	154,496
Accretion	76,565	114,580
Payments received and other changes, net	(298,602)	(505,058)
Balance at December 31	$809,169	$950,516
Unpaid principal balance at December 31	$1,266,395	$1,693,372

The carrying value of loans on the cost recovery method was $498 thousand at December 31, 2016, and $5.3 million at December 31, 2015. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $3.5 million and $7.6 million at December 31, 2016 and December 31, 2015, respectively.
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.
The following table documents changes to the amount of accretable yield for 2016 and 2015.

(Dollars in thousands)	2016	2015
Balance at January 1	$343,856	$418,160
Additions from acquisitions	12,488	53,192
Accretion	(76,565)	(114,580)
Reclassifications from nonaccretable difference	29,931	25,357
Changes in expected cash flows that do not affect nonaccretable difference	25,364	(38,273)
Balance at December 31	$335,074	$343,856

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased non-PCI loans and leases
The following table relates to purchased non-PCI loans and leases acquired in the Cordia transaction during 2016 and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date.

(Dollars in thousands)	2016
Contractually required payments	$296,529
Contractual cash flows not expected to be collected	$2,678
Fair value at acquisition date	$241,392
The recorded fair values of purchased non-PCI loans and leases acquired in the Cordia transaction as of the acquisition date are as follows:

(Dollars in thousands)	2016
Commercial:
Construction and land development	$3,066
Commercial mortgage	77,455
Other commercial real estate	22,174
Commercial and industrial	31,773
Total commercial loans and leases	134,468
Noncommercial:
Residential mortgage	16,839
Revolving mortgage	9,867
Consumer	80,218
Total noncommercial loans and leases	106,924
Total non-PCI loans	$241,392

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E
ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is as follows:

	Non-PCI	PCI	Total
(Dollars in thousands)
Balance at December 31, 2013	$179,874	$53,520	$233,394
Provision (credit) for loan and lease losses	15,260	(14,620)	640
Loans and leases charged-off	(20,499)	(17,271)	(37,770)
Loans and leases recovered	8,202	—	8,202
Net charge-offs	(12,297)	(17,271)	(29,568)
Balance at December 31, 2014	182,837	21,629	204,466
Provision (credit) for loan and lease losses	22,937	(2,273)	20,664
Loans and leases charged-off	(25,304)	(3,044)	(28,348)
Loans and leases recovered	9,434	—	9,434
Net charge-offs	(15,870)	(3,044)	(18,914)
Balance at December 31, 2015	189,904	16,312	206,216
Provision (credit) for loan and lease losses	34,870	(1,929)	32,941
Loans and leases charged-off	(29,587)	(614)	(30,201)
Loans and leases recovered	9,839	—	9,839
Net charge-offs	(19,748)	(614)	(20,362)
Balance at December 31, 2016	$205,026	$13,769	$218,795

Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2014	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874
Provision (credits)	1,735	(16,746)	(401)	10,441	(473)	3,007	1,219	6,301	245	9,932	15,260
Charge-offs	(316)	(1,147)	—	(3,014)	(100)	(13)	(1,260)	(4,744)	(118)	(9,787)	(20,499)
Recoveries	207	2,825	124	938	110	—	191	854	84	2,869	8,202
Balance at December 31, 2014	11,961	85,189	732	30,727	4,286	3,184	10,661	18,650	892	16,555	182,837
Provision (credits)	4,773	(15,822)	1,569	17,432	1,602	(1,420)	4,202	(927)	541	10,987	22,937
Charge-offs	(1,012)	(1,498)	(178)	(5,952)	(402)	—	(1,619)	(2,925)	(22)	(11,696)	(25,304)
Recoveries	566	2,027	45	909	38	91	861	1,173	74	3,650	9,434
Balance at December 31, 2015	16,288	69,896	2,168	43,116	5,524	1,855	14,105	15,971	1,485	19,496	189,904
Provision (credits)	12,871	(21,912)	925	14,583	635	877	9,448	(1,234)	45	18,632	34,870
Charge-offs	(680)	(987)	—	(9,013)	(442)	(144)	(926)	(3,287)	—	(14,108)	(29,587)
Recoveries	398	1,281	176	1,539	190	539	467	916	66	4,267	9,839
Balance at December 31, 2016	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$23,094	$12,366	$1,596	$28,287	$205,026

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$151	$3,488	$152	$1,732	$75	$23	$2,447	$366	$109	$667	$9,210
ALLL for loans and leases collectively evaluated for impairment	28,726	44,790	3,117	48,493	5,832	3,104	20,647	12,000	1,487	27,620	195,816
Total allowance for loan and lease losses	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$23,094	$12,366	$1,596	$28,287	$205,026
Loans and leases:
Loans and leases individually evaluated for impairment	$1,045	$76,361	$1,563	$12,600	$1,074	$142	$31,476	$7,613	$2,613	$1,912	$136,399
Loans and leases collectively evaluated for impairment	648,112	8,949,859	349,728	2,554,901	825,196	340,122	2,857,648	2,593,731	228,787	1,444,226	20,792,310
Total loan and leases	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$2,889,124	$2,601,344	$231,400	$1,446,138	$20,928,709

	December 31, 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$123	$3,370	$289	$1,118	$213	$—	$1,212	$299	$49	$527	$7,200
ALLL for loans and leases collectively evaluated for impairment	16,165	66,526	1,879	41,998	5,311	1,855	12,893	15,672	1,436	18,969	182,704
Total allowance for loan and lease losses	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Loans and leases:
Loans and leases individually evaluated for impairment	$3,094	$95,107	$427	$17,910	$1,755	$1,183	$22,986	$5,883	$784	$1,238	$150,367
Loans and leases collectively evaluated for impairment	617,258	8,179,441	320,594	2,351,048	729,023	313,649	2,672,999	2,517,223	219,289	1,218,583	19,139,107
Total loan and leases	$620,352	$8,274,548	$321,021	$2,368,958	$730,778	$314,832	$2,695,985	$2,523,106	$220,073	$1,219,821	$19,289,474

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2014	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520
Provision (credits)	1,284	(7,903)	(1,385)	(2,023)	(5,576)	1,523	(395)	(145)	(14,620)
Charge-offs	(2,454)	(11,868)	106	(2,012)	(406)	(483)	(104)	(50)	(17,271)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	150	10,135	75	1,240	5,820	3,999	183	27	21,629
Provision (credits)	1,029	(1,426)	698	(470)	72	(2,720)	(183)	727	(2,273)
Charge-offs	(97)	(871)	—	(325)	(494)	(756)	—	(501)	(3,044)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	1,082	7,838	773	445	5,398	523	—	253	16,312
Provision (credits)	(599)	(1,249)	(266)	59	(209)	433	—	(98)	(1,929)
Charge-offs	—	(166)	(5)	—	(371)	—	—	(72)	(614)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2016	$483	$6,423	$502	$504	$4,818	$956	$—	$83	$13,769

December 31, 2016
ALLL for loans and leases acquired with deteriorated credit quality	$483	$6,423	$502	$504	$4,818	$956	$—	$83	$13,769
Loans and leases acquired with deteriorated credit quality	20,766	453,013	12,645	11,844	268,777	38,650	—	3,474	809,169

December 31, 2015
ALLL for loans and leases acquired with deteriorated credit quality	1,082	7,838	773	445	5,398	523	—	253	16,312
Loans and leases acquired with deteriorated credit quality	33,880	525,468	17,076	15,182	302,158	52,471	—	4,281	950,516
At December 31, 2016 and December 31, 2015, $359.7 million and $469.3 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $13.8 million and $16.3 million, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	December 31, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$1,002	$43	$1,045	$1,172	$151
Commercial mortgage	42,875	33,486	76,361	82,658	3,488
Other commercial real estate	1,279	284	1,563	1,880	152
Commercial and industrial	8,920	3,680	12,600	16,637	1,732
Lease financing	1,002	72	1,074	1,074	75
Other	142	—	142	233	23
Residential mortgage	20,269	11,207	31,476	32,588	2,447
Revolving mortgage	1,825	5,788	7,613	8,831	366
Construction and land development - noncommercial	645	1,968	2,613	3,030	109
Consumer	1,532	380	1,912	2,086	667
Total non-PCI impaired loans and leases	$79,491	$56,908	$136,399	$150,189	$9,210

	December 31, 2015
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$1,623	$1,471	$3,094	$4,428	$123
Commercial mortgage	41,793	53,314	95,107	103,763	3,370
Other commercial real estate	305	122	427	863	289
Commercial and industrial	8,544	9,366	17,910	21,455	1,118
Lease financing	1,651	104	1,755	1,956	213
Other	—	1,183	1,183	1,260	—
Residential mortgage	10,097	12,889	22,986	25,043	1,212
Revolving mortgage	1,105	4,778	5,883	7,120	299
Construction and land development - noncommercial	693	91	784	784	49
Consumer	1,050	188	1,238	1,294	527
Total non-PCI impaired loans and leases	$66,861	$83,506	$150,367	$167,966	$7,200

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31, 2016
(Dollars in thousands)	YTD Average Balance	YTD Interest Income Recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,700	$138
Commercial mortgage	82,146	2,671
Other commercial real estate	1,112	38
Commercial and industrial	11,878	417
Lease financing	1,307	63
Other	687	33
Residential mortgage	26,774	805
Revolving mortgage	6,915	171
Construction and land development - noncommercial	983	50
Consumer	1,480	80
Total non-PCI impaired loans and leases	$135,982	$4,466

	Year ended December 31, 2015
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,164	$146
Commercial mortgage	89,934	3,129
Other commercial real estate	481	12
Commercial and industrial	14,587	510
Lease financing	1,718	74
Other	1,673	37
Residential mortgage	18,524	557
Revolving mortgage	4,368	97
Construction and land development - noncommercial	829	38
Consumer	1,126	75
Total non-PCI impaired loans and leases	$136,404	$4,675

	Year ended December 31, 2014
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,689	$83
Commercial mortgage	86,250	3,698
Other commercial real estate	2,125	80
Commercial and industrial	13,433	580
Lease financing	774	44
Other	528	29
Residential mortgage	15,487	593
Revolving mortgage	3,922	134
Construction and land development - noncommercial	1,678	98
Consumer	1,535	88
Total non-PCI impaired loans and leases	$127,421	$5,427

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

The following table provides a summary of total TDRs by accrual status.

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,292	$308	$3,600	$3,624	$257	$3,881
Commercial mortgage	70,263	14,435	84,698	65,812	18,728	84,540
Other commercial real estate	1,635	80	1,715	1,751	89	1,840
Commercial and industrial	9,193	1,436	10,629	8,833	3,341	12,174
Lease financing	882	192	1,074	1,191	169	1,360
Other	64	78	142	1,183	—	1,183
Total commercial loans	85,329	16,529	101,858	82,394	22,584	104,978
Noncommercial
Residential mortgage	34,012	5,117	39,129	25,427	7,129	32,556
Revolving mortgage	6,346	1,431	7,777	3,600	1,705	5,305
Construction and land development - noncommercial	240	—	240	784	—	784
Consumer and other	1,603	309	1,912	1,091	129	1,220
Total noncommercial loans	42,201	6,857	49,058	30,902	8,963	39,865
Total loans	$127,530	$23,386	$150,916	$113,296	$31,547	$144,843

Total troubled debt restructurings at December 31, 2016, were $150.9 million, of which $26.4 million were PCI and $124.5 million were non-PCI. TDRs at December 31, 2015, were $144.8 million, which consisted of $30.6 million PCI and $114.2 million non-PCI.

The majority of TDRs are included in the special mention, substandard or doubtful grading categories, which results in more elevated loss expectations when projecting the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, all TDRs are evaluated individually for impairment through a review of collateral values or analysis of cash flows.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the types of TDRs made during the year ended December 31, 2016, and 2015, as well as a summary of loans that were modified as a TDR during the year ended December 31, 2016, and 2015 that subsequently defaulted during the year ended December 31, 2016, and 2015. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Year ended December 31, 2016				Year ended December 31, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	2	$569	1	$326	3	$185	—	$—
Commercial and industrial	—	—	—	—	2	776	—	—
Residential mortgage	1	122	1	122	—	—	—	—
Construction and land development - noncommercial	—	—	—	—	1	91	—	—
Total interest only	3	691	2	448	6	1,052	—	—

Loan term extension
Construction and land development - commercial	1	40	1	40	1	18	1	18
Commercial mortgage	7	2,428	—	—	12	3,144	2	316
Other commercial real estate	1	747	—	—	—	—	—	—
Commercial and industrial	8	1,070	—	—	5	1,380	—	—
Lease financing	—	—	—	—	4	146	—	—
Residential mortgage	15	2,183	—	—	1	110	—	—
Revolving mortgage	—	—	—	—	1	8	—	—
Construction and land development - noncommercial	2	421	—	—	—	—	—	—
Consumer	3	30	—	—	3	52		—
Total loan term extension	37	6,919	1	40	27	4,858	3	334

Below market interest rate
Construction and land development - commercial	6	231	1	—	21	992	3	122
Commercial mortgage	45	12,030	16	1,986	37	13,900	3	3,969
Commercial and industrial	34	3,056	11	1,144	15	2,301	2	1,619
Other commercial real estate	3	619	—	—	2	122	—	—
Lease financing	4	152	4	152	—	—	—	—
Residential mortgage	185	11,087	48	2,583	116	5,695	14	607
Revolving mortgage	5	106	—	—	6	136	—	—
Construction & land development - noncommercial	15	676	4	96	2	253	—	—
Consumer	10	222	2	15	18	146	2	10
Other	2	120	1	78	1	1,183	—	—
Total below market interest rate	309	28,299	87	6,054	218	24,728	24	6,327

Discharged from bankruptcy
Construction and land development - commercial	1	22	1	22	4	38	1	3
Commercial mortgage	4	347	2	73	4	1,897	2	644
Commercial and industrial	6	83	—	—	3	146	—	—
Lease financing	1	84	—	—	—	—	—	—
Residential mortgage	22	773	14	326	29	1,454	4	242
Revolving mortgage	51	3,043	13	345	56	2,714	9	701
Consumer	69	770	23	250	25	296	7	75
Total discharged from bankruptcy	154	5,122	53	1,016	121	6,545	23	1,665
Total non-PCI restructurings	503	$41,031	143	$7,558	372	$37,183	50	$8,326

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2016				Year ended December 31, 2015
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
PCI loans
Loan term extension
Residential mortgage	—	$—	—	$—	1	$178	—	$—
Total loan term extension	—	—	—	—	1	178	—	—

Below market interest rate
Construction and land development - commercial	1	52	—	—	—	—	—	—
Commercial mortgage	4	3,255	—	—	—	—	—	—
Residential mortgage	3	172	—	—	14	1,187	2	96
Total below market interest rate	8	3,479	—	—	14	1,187	2	96

Discharged from bankruptcy
Commercial mortgage	2	2,965	1	3	—	—	—	—
Residential mortgage	—	—	—	—	2	282	—	—
Revolving mortgage	—	—	—	—	1	105	—	—
Total discharged from bankruptcy	2	2,965	1	3	3	387	—	—
Total PCI restructurings	10	$6,444	1	$3	18	$1,752	2	$96

NOTE F
PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	2016	2015
Land	$285,612	$279,932
Premises and leasehold improvements	1,130,650	1,089,644
Furniture and equipment	443,560	441,378
Total	1,859,822	1,810,954
Less accumulated depreciation and amortization	726,778	675,125
Total premises and equipment	$1,133,044	$1,135,829
There were no premises pledged to secure borrowings at December 31, 2016 and 2015.
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
Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2016:

(Dollars in thousands)	Year ended December 31
2017	$26,068
2018	22,000
2019	13,295
2020	7,081
2021	6,114
Thereafter	43,133
Total minimum payments	$117,691

Total rent expense for all operating leases amounted to $13.0 million in 2016, $13.8 million in 2015 and $18.5 million in 2014, net of rent income, which was $6.5 million, $6.4 million and $2.7 million during 2016, 2015 and 2014, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G
OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during 2016 and 2015.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at January 1, 2015	$22,982	$70,454	$93,436
Additions	7,357	47,866	55,223
Sales	(19,629)	(56,853)	(76,482)
Write-downs	(1,478)	(5,140)	(6,618)
Transfers (1)	(2,415)	2,415	—
Balance at December 31, 2015	6,817	58,742	65,559
Additions	4,888	30,384	35,272
Additions acquired in the Cordia acquisition	—	1,170	1,170
Additions acquired in the FCSB acquisition	—	375	375
Sales	(937)	(33,241)	(34,178)
Write-downs	(580)	(6,387)	(6,967)
Transfers (1)	(9,716)	9,716	—
Balance at December 31, 2016	$472	$60,759	$61,231
(1) Transfers include OREO balances associated with expired or terminated shared-loss agreements.
At December 31, 2016 and December 31, 2015, BancShares had $15.0 million and $16.1 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure totaled $21.8 million and $15.6 million at December 31, 2016 and December 31, 2015, respectively.
NOTE H
FDIC SHARED-LOSS RECEIVABLE AND PAYABLE

BancShares completed six FDIC-assisted transactions with shared-loss agreements during the period beginning 2009 through 2011. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions with shared-loss agreements: Georgian Bank (acquired in 2009); Williamsburg First National Bank (acquired in 2010); and Atlantic Bank & Trust (acquired in 2011).

During 2016, FCB entered into an agreement with the FDIC to terminate five of FCB's nine shared-loss agreements, including Temecula Valley Bank (TVB), Sun American Bank (SAB), Williamsburg First National Bank (WFNB), Atlantic Bank & Trust (ABT) and Colorado Capital Bank (CCB). Under the terms of the agreement, FCB made a net payment of $20.1 million to the FDIC as consideration for early termination of the shared-loss agreements. Also, FCB wrote-off $1.5 million of the FDIC shared-loss receivable and released $18.2 million of the FDIC shared-loss payable associated with the terminated agreements. As a result, FCB recognized a $3.4 million loss on the termination of the shared-loss agreements.

The early termination agreement eliminated FCB's FDIC shared-loss payable for SAB and CCB. The remaining FDIC shared-loss payable balance at December 31, 2016 was $97.0 million. In conjunction with the early termination, FCB adjusted the FDIC shared-loss payable under the two remaining shared-loss agreements with clawback provisions and released other related reserves. The clawback liabilities were adjusted in order to conform to the methodology used to determine the net termination payment. The adjustment to the clawback liabilities is accounted for by management as a change in estimate. The total one-time pre-tax benefit of these adjustments was $20.0 million. The resulting positive net impact to pre-tax earnings from the early termination of the FDIC shared-loss agreements was $16.6 million during 2016. See Note U for further information related to FCB's payable to the FDIC for shared-loss agreements.

As of December 31, 2016, shared-loss protection has expired or has been terminated for all non-single family residential loans. Shared-loss protection remains only for single family residential loans acquired from UWB, VB and GB in the amount of $84.8 million.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides changes in the receivable from the FDIC for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Balance at January 1	$4,054	$28,701	$93,397
Additional receivable from Bancorporation merger	—	—	5,106
Amortization	(4,734)	(10,899)	(43,422)
Net cash payments to the FDIC	21,059	33,296	1,286
Post-acquisition adjustments	(14,745)	(47,044)	(27,666)
Termination of FDIC shared-loss agreements	(1,462)	—	—
Balance at December 31	$4,172	$4,054	$28,701

NOTE I
DEPOSITS
Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2016	2015
Demand	$10,130,549	$9,274,470
Checking with interest	4,919,727	4,445,353
Money market accounts	8,193,392	8,205,705
Savings	2,099,579	1,909,021
Time	2,818,096	3,096,206
Total deposits	$28,161,343	$26,930,755

Time deposits with a denomination of $250,000 or more were $519.7 million and $590.6 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2017	$1,984,571
2018	435,823
2019	175,359
2020	154,294
2021	68,046
Thereafter	3
Total time deposits	$2,818,096

NOTE J
SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

(Dollars in thousands)	2016	2015
Repurchase agreements	$590,772	$592,182
Notes payable to Federal Home Loan Banks	10,000	—
Federal funds purchased	2,551	2,551
Unamortized purchase accounting adjustments	164	—
Total short-term borrowings	$603,487	$594,733
At December 31, 2016, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $715.0 million on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, BancShares has access to an additional $4.84 billion on a secured basis.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K
REPURCHASE AGREEMENTS
BancShares utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and secure short-term funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are generally reflected as short-term borrowings on the Consolidated Balance Sheets.
BancShares monitors collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $690.8 million and $722.0 million at December 31, 2016 and December 31, 2015, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 is presented in the following tables.

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$590,772	$—	$—	$30,000	$620,772
Government agency	—	—	—	—	—
Total borrowings	$590,772	$—	$—	$30,000	$620,772
Gross amount of recognized liabilities for repurchase agreements					$620,772

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$592,182	$—	$—	$25,724	$617,906
Government agency	—	—	—	4,276	4,276
Total borrowings	$592,182	$—	$—	$30,000	$622,182
Gross amount of recognized liabilities for repurchase agreements					$622,182

NOTE L
LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

(Dollars in thousands)	2016	2015
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	$90,207	$96,392
Junior subordinated debenture at 3-month LIBOR plus 2.25 percent maturing June 15, 2034	24,742	25,774
Junior subordinated debenture at 3-month LIBOR plus 2.85 percent maturing April 7, 2034	10,310	10,310
Subordinated notes payable 8.00 percent June 1, 2018	15,000	15,000
Obligations under capitalized leases extending to July 2026	5,701	9,226
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.00 percent to 3.58 percent and maturing through August 2024	660,237	510,252
Note payable to the Federal Home Loan Bank of Des Moines with a rate of 4.74 percent and a maturity date of July 2017	—	10,000
Unamortized purchase accounting adjustments	(3,350)	(2,907)
Other long-term debt	30,095	30,108
Total long-term obligations	$832,942	$704,155
At December 31, 2016, long-term obligations included $125.3 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $121.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Long-term obligations maturing in each of the five years subsequent to December 31, 2016 and thereafter include:

Year ended December 31
2017	$3,232
2018	135,652
2019	241
2020	255
2021	70,271
Thereafter	623,291
Total long-term obligations	$832,942

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
BancShares' management reviews any changes to its valuation methodologies to ensure they are appropriate and justified, and refines valuation methodologies as more market-based data becomes available. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.
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
Long-term obligations. For fixed rate junior subordinated debentures, the fair values are determined based on recent trades of the actual security if available. For other long-term obligations, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for long-term obligations are considered Level 2 inputs.
FDIC shared-loss payable. The fair value of the payable to the FDIC for shared-loss agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the shared-loss agreements. Cash flows are discounted using current discount rates to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurement for the payable to the FDIC are considered Level 3 inputs.
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
For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2016 and December 31, 2015. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2. Lastly, the receivable from the FDIC for shared-loss agreements is designated as Level 3.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$539,741	$539,741	$534,086	$534,086
Overnight investments	1,872,594	1,872,594	2,063,132	2,063,132
Investment securities available for sale	7,006,580	7,006,580	6,861,293	6,861,293
Investment securities held to maturity	98	104	255	265
Loans held for sale	74,401	74,401	59,766	59,766
Net loans and leases	21,519,083	20,614,548	20,033,774	19,353,325
Receivable from the FDIC for shared-loss agreements	4,172	4,172	4,054	4,054
Income earned not collected	79,839	79,839	70,036	70,036
Federal Home Loan Bank stock	43,495	43,495	37,511	37,511
Mortgage servicing rights	20,415	24,446	19,351	19,495
Deposits	28,161,343	28,135,698	26,930,755	26,164,472
Short-term borrowings	603,487	603,487	594,733	594,733
Long-term obligations	832,942	832,201	704,155	718,102
FDIC shared-loss payable	97,008	100,069	126,453	131,894
Accrued interest payable	3,797	3,797	5,713	5,713
Interest rate swap (1)	—	—	1,429	1,429
(1) The interest rate swap agreement expired in June 2016.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Among BancShares’ assets and liabilities, investment securities available for sale, loans held for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2016 and December 31, 2015.

	December 31, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,650,319	$—	$1,650,319	$—
Government agency	40,398	—	40,398	—
Mortgage-backed securities	5,175,425	—	5,175,425	—
Equity securities	83,507	29,145	54,362	—
Corporate bonds	49,562	—	49,562	—
Other	7,369	—	7,369	—
Total investment securities available for sale	$7,006,580	$29,145	$6,977,435	$—
Loans held for sale	$74,401	$—	$74,401	$—

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,674,882	$—	$1,674,882	$—
Government agency	498,660	—	498,660	—
Mortgage-backed securities	4,668,198	—	4,668,198	—
Equity securities	8,893	1,668	7,225	—
Corporate bonds	8,500	—	8,500	—
Other	2,160	—	2,160	—
Total investment securities available for sale	$6,861,293	$1,668	$6,859,625	$—
Loans held for sale	$59,766	$—	$59,766	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$1,429	$—	$1,429	$—

There were no transfers between levels during the years ended December 31, 2016 and 2015.

Fair Value Option
BancShares has elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of December 31, 2016 and 2015.

	December 31, 2016
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$74,401	$75,893	$(1,492)

	December 31, 2015
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$59,766	$58,890	$876
No loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2016 and 2015.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value for residential real estate loans held for sale for which we elected the fair value option are included in the table below for the years ended December 31, 2016 and 2015.

	Year ended December 31
(Dollars in thousands)	2016	2015
(Losses) gains from fair value changes on loans held for sale	$(2,368)	$176
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
Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 8 and 12 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate generally ranges between 2 and 16 percent.
OREO is measured and reported at fair value using asset valuations. Asset values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 8 and 12 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information. OREO that has been acquired or written down in the current year is deemed to be at fair value and included in the table below.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2016 and December 31, 2015.

	December 31, 2016
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Impaired loans	$70,977	$—	$—	$70,977
Other real estate not covered under shared-loss agreements remeasured during current year	44,963	—	—	44,963
Other real estate covered under shared-loss agreements remeasured during current year	439	—	—	439
Mortgage servicing rights	342	—	—	342

	December 31, 2015
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Impaired loans	$64,197	$—	$—	$64,197
Other real estate not covered under shared-loss agreements remeasured during current year	44,571	—	—	44,571
Other real estate covered under shared-loss agreements remeasured during current year	4,403	—	—	4,403
Mortgage servicing rights	17,997	—	—	17,997

No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2016 and December 31, 2015.

NOTE N
EMPLOYEE BENEFIT PLANS

FCB sponsors benefit plans for its qualifying employees and former First Citizens Bancorporation, Inc. employees (legacy Bancorporation) including noncontributory defined benefit pension plans, a 401(k) savings plan and an enhanced 401(k) savings plan. These plans are qualified under the Internal Revenue Code. FCB also maintains agreements with certain executives that provide supplemental benefits that are paid upon death or separation from service at an agreed-upon age.

Defined Benefit Pension Plans

Employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (BancShares Plan). The BancShares plan was closed to new participants as of April 1, 2007. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. Covered employees fully vested in the BancShares Plan after five years of service. FCB makes contributions to the pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $50.0 million and $30.0 million were made to the BancShares Plan during 2016 and 2015, respectively. No contributions are anticipated for 2017.

Certain legacy Bancorporation employees who qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (Bancorporation Plan). The Bancorporation plan was closed to new participants as of September 1, 2007. Retirement benefits are based on years of service and highest average annual compensation for five consecutive years during the last ten years of employment. Covered employees fully vested in the Bancorporation Plan after five years of service. FCB makes contributions to the Bancorporation Plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. No contributions were made to the Bancorporation Plan for 2016 and 2015 and none are anticipated for 2017.

Obligations and Funded Status

BancShares Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Change in benefit obligation
Projected benefit obligation at January 1	$611,502	$627,645
Service cost	12,618	14,083
Interest cost	28,892	26,975
Actuarial loss (gain)	40,571	(39,002)
Benefits paid	(20,356)	(18,199)
Projected benefit obligation at December 31	673,227	611,502
Change in plan assets
Fair value of plan assets at January 1	550,025	544,956
Actual return on plan assets	20,947	(6,732)
Employer contributions	50,000	30,000
Benefits paid	(20,356)	(18,199)
Fair value of plan assets at December 31	600,616	550,025
Funded status at December 31	$(72,611)	$(61,477)
The amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 consist of:

(Dollars in thousands)	2016	2015
Other assets	$—	$—
Other liabilities	(72,611)	(61,477)
Net liability recognized	$(72,611)	$(61,477)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Net loss	$119,766	$70,358
Less prior service cost	347	556
Accumulated other comprehensive loss, excluding income taxes	$120,113	$70,914
The following table provides expected amortization amounts for 2017.

(Dollars in thousands)
Actuarial loss	$8,938
Prior service cost	210
Total	$9,148

The accumulated benefit obligation for the plan at December 31, 2016 and 2015 was $587.3 million and $533.1 million, respectively. The BancShares Plan uses a measurement date of December 31.

The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2016 and 2015. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2016 and 2015.

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Service cost	$12,618	$14,083	$12,332
Interest cost	28,892	26,975	25,615
Expected return on assets	(36,643)	(33,198)	(31,269)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	6,859	11,376	5,148
Total net periodic benefit cost	11,936	19,446	12,036
Current year actuarial loss	56,268	927	69,349
Amortization of actuarial loss	(6,859)	(11,376)	(5,148)
Amortization of prior service cost	(210)	(210)	(210)
Total recognized in other comprehensive income	49,199	(10,659)	63,991
Total recognized in net periodic benefit cost and other comprehensive income	$61,135	$8,787	$76,027
The assumptions used to determine the benefit obligations at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Discount rate	4.30%	4.68%
Rate of compensation increase	4.00	4.00

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014, are as follows:

(Dollars in thousands)	2016	2015	2014
Discount rate	4.68%	4.27%	4.90%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.50

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
Bancorporation Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Change in benefit obligation
Projected benefit obligation at January 1	$143,241	$151,332
Service cost	2,567	3,341
Interest cost	6,775	6,393
Actuarial loss (gain)	9,682	(10,937)
Benefits paid	(5,434)	(4,812)
Curtailments	—	(2,076)
Projected benefit obligation at December 31	156,831	143,241
Change in plan assets
Fair value of plan assets at January 1	150,893	155,618
Actual return on plan assets	6,625	87
Benefits paid	(5,434)	(4,812)
Fair value of plan assets at December 31	152,084	150,893
Funded status at December 31	$(4,747)	$7,652

During 2015, there were plan curtailments of $2.1 million related to a decrease in the number of employees covered by the Bancorporation plan.
The amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 consist of:

(Dollars in thousands)	2016	2015
Other assets	$—	$—
Other liabilities	(4,747)	7,652
Net asset (liability) recognized	$(4,747)	$7,652
The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Net loss	$21,661	$7,505
Less prior service cost	—	—
Accumulated other comprehensive loss, excluding income taxes	$21,661	$7,505
The following table provides expected amortization amounts for 2017.

(Dollars in thousands)
Actuarial loss	$855
Prior service cost	—
Total	$855
The accumulated benefit obligation for the plan at December 31, 2016 and 2015 was $143.7 million and $131.9 million, respectively. The Bancorporation Plan uses a measurement date of December 31.
The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2016 whereas the fair value of plan assets exceeded the projected benefit obligation as of December 31, 2015. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2016 and 2015.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2016 and 2015. For 2014, the table only includes amounts after the October 1 acquisition of Bancorporation.

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Service cost	$2,567	$3,341	$832
Interest cost	6,775	6,393	1,488
Expected return on assets	(11,101)	(11,482)	(2,807)
Total net periodic benefit cost	(1,759)	(1,748)	(487)
Current year actuarial loss	14,157	458	9,123
Curtailments	—	(2,076)	—
Total recognized in other comprehensive income	14,157	(1,618)	9,123
Total recognized in net periodic benefit cost and other comprehensive income	$12,398	$(3,366)	$8,636
The assumptions used to determine the benefit obligations at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Discount rate	4.30%	4.68%
Rate of compensation increase	4.00	4.00
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

(Dollars in thousands)	2016	2015	2014
Discount rate	4.68%	4.27%	4.35%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.50

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

Plan Assets

For the BancShares Plan and Bancorporation Plan, our primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Plan assets are currently held by FCB Trust Department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares Plan
The fair values of pension plan assets at December 31, 2016 and 2015, by asset class are as follows:

	December 31, 2016
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$60,674	$60,674	—	—	0 - 1%	10%
Equity securities					30 - 70%	54%
Common and preferred stock	66,015	65,964	51	—
Mutual funds	256,976	252,710	4,266	—
Fixed income					15 - 45%	28%
U.S. government and government agency securities	57,890	47,647	10,243	—
Corporate bonds	68,198	—	68,198	—
Mutual funds	42,849	42,849	—	—
Alternative investments					0 - 30%	8%
Mutual funds	48,014	48,014	—	—
Total pension assets	$600,616	$517,858	$82,758	$—		100%

	December 31, 2015
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$26,613	$26,613	$—	$—	0 - 1%	5%
Equity securities					55 - 65%	63%
Common and preferred stock	267,037	267,037	—	—
Mutual funds	78,645	78,645	—	—
Fixed income					25 - 40%	26%
U.S. government and government agency securities	58,526	48,957	9,569	—
Corporate bonds	70,809	—	70,809	—
Mutual funds	17,351	17,351	—	—
Alternative investments					0 - 10%	6%
Mutual funds	31,044	31,044	—	—
Total pension assets	$550,025	$469,647	$80,378	$—		100%

Cash and equivalents comprise approximately 10 percent of BancShares actual plan assets at December 31, 2016, exceeding the target allocation range due to the $50.0 million contribution to the plan in December 2016.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plan

	December 31, 2016
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$3,839	$3,839	$—	$—	0 - 1%	2%
Equity securities					30 - 70%	58%
Common and preferred stock	18,274	18,260	14	—
Mutual funds	69,978	68,832	1,146	—
Fixed income					15 - 45%	31%
U.S. government and government agency securities	15,407	8,919	6,488	—
Corporate bonds	19,496	—	19,496	—
Mutual funds	11,822	11,822	—	—
Alternative investments					0 - 30%	9%
Mutual funds	13,268	13,268	—	—
Total pension assets	$152,084	$124,940	$27,144	—

	December 31, 2015
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation (1)	Actual % of Plan Assets
Cash and equivalents	$13,437	$13,437	$—	$—		9%
Equity securities						63%
Common and preferred stock	80,676	80,676	—	—
Mutual funds	15,005	15,005	—	—
Fixed income						22%
U.S. government and government agency securities	20,476	3,986	16,490	—
Corporate bonds	8,011	—	8,011	—
Mutual funds	4,198	4,198	—	—
Alternative investments						6%
Mutual funds	9,090	9,090	—	—
Total pension assets	$150,893	$126,392	$24,501	—
(1) For 2015, the investment policy for the Bancorporation Plan established an asset allocation whereby fixed income securities including cash and cash equivalents should comprise no less than 35 percent of Bancorporation Plan assets and whereby equity securities should not exceed 60 percent of Bancorporation Plan assets. Because the investment policy granted a 10 percent market value variance within the Bancorporation Plan when assessing overall asset allocation percentage, equity securities can comprise up to 70 percent of Bancorporation Plan assets before action is required. Alternative investments may also comprise up to 5 percent of the Bancorporation Plan assets.

Cash Flows

Following are estimated payments to pension plan participants in the indicated periods for each plan:

(Dollars in thousands)	BancShares Plan	Bancorporation Plan
2017	$23,932	$6,227
2018	25,377	6,618
2019	26,868	6,903
2020	28,499	7,287
2021	30,193	7,821
2022-2025	176,048	45,713

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

401(k) Savings Plans

Effective January 1, 2015, FCB merged the legacy Bancorporation 401(k) savings plan and enhanced 401(k) savings plan into the existing BancShares 401(k) savings plan and enhanced 401(k) savings plan. Participation in and terms of the FCB 401(k) plan and enhanced 401(k) plan did not change as a result of the mergers.

Certain employees enrolled in the defined benefit plan are also eligible to participate in a 401(k) savings plan through deferral of portions of their salary. For employees who participate in the 401(k) savings plan who also continue to accrue additional years of service under the defined benefit plan, FCB makes a makes a matching contribution equal to 100 percent of the first 3 percent and 50 percent of the next 3 percent of the participant's deferral up to and including a maximum contribution of 4.5 percent of the participant's eligible compensation. The matching contribution immediately vests.

At the end of 2007, current employees were given the option to continue to accrue additional years of service under the defined benefit plan or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, FCB matches up to 100 percent of the participant's deferrals not to exceed 6 percent of the participant's eligible compensation. The matching contribution immediately vests. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a guaranteed contribution equal to 3 percent of the compensation of a participant who remains employed at the end of the calendar year. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plan and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008. Eligible employees hired after January 1, 2008, are eligible to participate in the enhanced 401(k) savings plan.

FCB made participating contributions to the 401(k) plans of $23.5 million, $22.6 million and $16.4 million during 2016, 2015 and 2014, respectively. FCB made participating contributions to the legacy Bancorporation plans of $1.1 million for 2014.

Additional Benefits for Executives and Directors and Officers of Acquired Entities

FCB has entered into contractual agreements with certain executives that provide payments for a period of no more than ten years following separation from service that occurs no earlier than an agreed-upon age. These agreements also provide a death benefit in the event a participant dies prior to separation from service or during the payment period following separation from service. FCB has also assumed liability for contractual obligations to directors and officers of previously-acquired entities.

The following table provides the accrued liability as of December 31, 2016 and 2015, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2016	2015
Present value of accrued liability as of January 1	$39,878	$43,211
Benefit expense and interest cost	3,232	1,386
Benefits paid	(4,194)	(4,485)
Benefits forfeited	(319)	(234)
Present value of accrued liability as of December 31	$38,597	$39,878
Discount rate at December 31	4.30%	4.68%

Other Compensation Plans

FCB offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas or other performance criteria, or it may be at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward FCB's success. As of December 31, 2016 and 2015, the accrued liability for incentive compensation was $28.4 million and $24.5 million, respectively.

NOTE O
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
Other noninterest income for the years ended December 31, 2016, 2015 and 2014 was $34.2 million, $36.4 million and $29.3 million, respectively. The most significant item in other noninterest income was recoveries on PCI loans that have been previously charged-off. BancShares records the portion of recoveries not covered under shared-loss agreements as noninterest income rather than as an adjustment to the allowance for loan losses. These recoveries were $20.1 million, $21.2 million and $16.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to the acquisition date due to declining expected cash flow.
Other noninterest expense for the years ended December 31, 2016, 2015 and 2014 included the following:

(Dollars in thousands)	2016	2015	2014
Collection	$8,889	$9,649	$11,595
Processing fees paid to third parties	18,976	18,779	17,089
Cardholder reward programs	10,615	11,069	8,252
Telecommunications	14,496	14,406	10,834
Consultant	10,931	8,925	10,168
Core deposit intangible amortization	16,851	18,892	6,955
Advertising	10,239	12,431	11,461
Other	109,050	95,741	76,481
Total other noninterest expense	$200,047	$189,892	$152,835

NOTE P
INCOME TAXES
At December 31, income tax expense consisted of the following:

(Dollars in thousands)	2016	2015	2014
Current tax expense
Federal	$84,946	$105,367	$84,430
State	7,493	16,111	13,941
Total current tax expense	92,439	121,478	98,371
Deferred tax expense (benefit)
Federal	23,144	(2,758)	(30,658)
State	10,002	3,308	(2,681)
Total deferred tax (benefit) expense	33,146	550	(33,339)
Total income tax expense	$125,585	$122,028	$65,032

Income tax expense does not reflect the tax effects of unrealized gains and losses, the net change from defined benefit pension plans and other income and expenses recorded in accumulated other comprehensive income (AOCI).

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

(Dollars in thousands)	2016	2015	2014
Income taxes at federal statutory rates	$122,874	$116,345	$71,258
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(2,901)	(3,020)	(1,832)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	11,372	12,622	7,319
Acquisition stock settlement	(98)	—	(10,185)
Tax credits net of amortization	(4,138)	(3,060)	(2,896)
Other, net	(1,524)	(859)	1,368
Total income tax expense	$125,585	$122,028	$65,032

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset included the following components at December 31:

(Dollars in thousands)	2016	2015
Allowance for loan and lease losses	$80,939	$78,878
Pension liability	15,679	7,206
Executive separation from service agreements	14,278	9,856
State net operating loss carryforward	—	21
Federal net operating loss carryforward from Cordia acquisition	5,019	—
Unrealized loss on cash flow hedge	—	537
Net unrealized loss on securities included in accumulated other comprehensive loss	26,832	9,379
Accelerated depreciation	133	13,195
FDIC assisted transactions timing differences	52,579	66,456
Other reserves	10,504	10,772
Other	26,663	29,279
Deferred tax asset	232,626	225,579
Lease financing activities	11,651	15,492
Net deferred loan fees and costs	10,867	6,051
Intangible assets	6,335	2,040
Security, loan and debt valuations	22,656	31,486
Other	8,501	12,026
Deferred tax liability	60,010	67,095
Net deferred tax asset	$172,616	$158,484
At December 31, 2016, $14.3 million of existing gross deferred tax assets relate to net operating loss carryforwards which expire in years beginning in 2024 through 2034. The net operating losses were acquired through the acquisition of Cordia and are subject to the annual limitation set forth by Internal Revenue Code Section 382. No valuation allowance was necessary at December 31, 2016 or 2015 to reduce BancShares’ gross deferred tax asset to the amount that is more likely than not to be realized.
During the third quarters of 2016 and 2015, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted July 23, 2013. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in income tax expense in 2016 and 2015. The lower state corporate income tax rate did not have a material impact on income tax expense.
On October 1, 2014, Bancorporation merged with and into BancShares in a statutory merger treated as a "reorganization" within the meaning of section 368(a) of the Internal Revenue Code of 1986 as amended. Income tax expense in 2014 was adjusted for the settlement of the ownership of Bancorporation stock at the date of the merger. Income tax expense was also adjusted for the revaluation of the acquired deferred inventory to reflect the rates that will apply under currently enacted tax law when the temporary differences are expected to reverse.
BancShares and its subsidiaries' federal income tax returns for 2013 through 2015 remain open for examination. Generally, the state jurisdictions in which BancShares files income tax returns are subject to examination for a period up to four years after returns are filed. BancShares state tax returns are currently under exam by North Carolina for 2012 and Missouri for 2011 through 2015.
The following table provides a rollforward of Bancshares’ gross unrecognized tax benefits, excluding interest and penalties, during the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Unrecognized tax benefits at the beginning of the year	$5,975	$3,865	$2,823
Reductions related to tax positions taken in prior year	(327)	(79)	—
Additions related to tax positions taken in current year	23,231	2,189	1,042
Settlements	—	—	—
Unrecognized tax benefits at the end of the year	$28,879	$5,975	$3,865
All of the unrecognized tax benefits, if recognized, would affect Bancshares’ effective tax rate.
BancShares has unrecognized tax benefits relating to uncertain state tax positions in North Carolina and other state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the financial statements. Bancshares does not expect the unrecognized tax benefits to change significantly during 2017.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2016, 2015 and 2014, Bancshares recorded $357 thousand, $298 thousand and $1.1 million which primarily represent accrued interest.
NOTE Q
TRANSACTIONS WITH RELATED PERSONS

BancShares had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons) and entities that are controlled by Related Persons.

For those identified as Related Persons as of December 31, 2016, the following table provides an analysis of changes in the loans outstanding during 2016 and 2015:

	Year ended December 31
(dollars in thousands)	2016	2015
Balance at January 1	$79	$1,045
New loans	314	5
Repayments	(40)	(971)
Balance at December 31	$353	$79

Unfunded loan commitments available to Related Persons were $1.8 million and $1.4 million as of December 31, 2016 and 2015, respectively.

During 2014, fees from processing services included $17.2 million for services rendered to entities controlled by Related Persons. The 2014 amount includes $16.8 million earned from Bancorporation prior to the merger as it was considered an entity controlled by Related Persons. Effective with the merger there were no longer any fees earned from Bancorporation. The fees for processing services from entities controlled by Related Persons for 2016 and 2015 were not material. BancShares has also provided certain contracted services for entities controlled by Related Persons which have been reimbursed and are not considered material.

NOTE R
DERIVATIVES

BancShares had an interest rate swap entered into during 2011 that qualified as a cash flow hedge under GAAP. The interest rate swap agreement expired in June 2016. At December 31, 2015, the interest rate swap had a notional amount of $93.5 million and the fair value of the outstanding derivative, which was included in the Consolidated Balance Sheets, was $1.4 million. The net change in fair value was included in the Consolidated Statements of Cash Flows under the caption net change in other liabilities.

For the year ended December 31, 2016, BancShares recognized interest expense of $1.5 million, and for the years ended December 31, 2015 and 2014, recognized interest expense of $3.3 million for both periods, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

NOTE S
GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $150.6 million and $139.8 million at December 31, 2016 and 2015, respectively, with no impairment recorded during 2016, 2015 and 2014. The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Balance at January 1	$139,773	$139,773
Acquired in the Cordia merger	10,828	—
Balance at December 31	$150,601	$139,773

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage Servicing Rights

Our portfolio of residential mortgage loans serviced for third parties was $2.49 billion, $2.15 billion and $1.95 billion as of December 31, 2016, 2015 and 2014, respectively. These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset on the Consolidated Balance Sheets and are initially recorded at fair value.

The activity of the servicing asset for the years ended December 31, 2016, 2015 and 2014 is presented in the following table:

(Dollars in thousands)	2016	2015	2014
Balance at January 1	$19,351	$16,688	$16
Servicing rights originated	5,931	5,910	727
Amortization	(4,958)	(4,002)	(919)
Servicing rights acquired in the 1st Financial acquisition	—	—	148
Servicing rights acquired in the Bancorporation merger	—	—	17,566
Valuation allowance reversal (provision)	91	755	(850)
Balance at December 31	$20,415	$19,351	$16,688

The following table presents the activity in the servicing asset valuation allowance for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	2016	2015	2014
Balance at January 1	$95	$850	$—
Valuation allowance (reversal) provision	(91)	(755)	850
Balance at December 31	$4	$95	$850
At December 31, 2016 and 2015, the carrying value BancShares' mortgage servicing rights was $20.4 million and $19.4 million, respectively. Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the years ended December 31, 2016, 2015 and 2014 were $5.8 million, $5.4 million, and $611 thousand, respectively, and are included in mortgage income in the Consolidated Statements of Income.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $5.0 million, $4.0 million, and $919 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Mortgage income included an impairment reversal of $91 thousand and $755 thousand for the years ended December 31, 2016 and 2015, respectively, and an impairment of $850 thousand for the year ended December 31, 2014. For the servicing rights acquired in the Bancorporation and 1st Financial transactions, the acquired assets were recorded at fair value and amortized over the remaining estimated servicing lives, which were estimated to be 5.5 years and 3 months for the Bancorporation and 1st Financial mergers, respectively, as of the acquisition date.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of December 31, 2016 and 2015 were as follows:

	2016	2015
Discount rate - conventional fixed loans	9.45%	9.31%
Discount rate - all loans excluding conventional fixed loans	10.45%	10.31%
Weighted average constant prepayment rate	10.42%	11.01%
Weighted average cost to service a loan	$62.75	$56.61

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

The following information relates to other intangible assets, all customer-related, which are being amortized over their estimated useful lives:

(Dollars in thousands)	2016	2015
Balance at January 1	$71,635	$89,922
Acquired in the CCBT acquisition	—	690
Acquired in the NMSB acquisition	240	—
Acquired in the FCSB acquisition	390	—
Acquired in the Cordia acquisition	2,210	—
Removal due to branch sale	—	(85)
Amortization	(16,850)	(18,892)
Balance at December 31	$57,625	$71,635

Core deposit intangibles comprise the majority of the other intangible assets as of December 31, 2016 and 2015. During 2016, BancShares recognized $240 thousand, $390 thousand and $2.2 million in core deposit intangibles related to the NMSB, FCSB and Cordia acquisitions, respectively. During 2015, BancShares recognized $690 thousand in core deposit intangibles related to the CCBT merger. Core deposit intangibles of $85 thousand were written off in 2015 as it related to previously acquired deposits that were sold in connection with the sale of a branch in December 2015. Intangible assets generated by acquisitions, which represent the estimated fair value of core deposits and other customer relationships that were acquired, are being amortized on an accelerated basis over their estimated useful lives. The estimated useful remaining lives range from 2 years to less than 9 years.

The gross amount of other intangible assets and accumulated amortization as of December 31, 2016 and 2015, are:

(Dollars in thousands)	2016	2015
Gross balance	$118,041	$115,201
Accumulated amortization	(60,416)	(43,566)
Carrying value	$57,625	$71,635

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

(Dollars in thousands)
2017	$14,556
2018	12,220
2019	9,892
2020	7,838
2021	5,996

NOTE T
SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND OTHER REGULATORY MATTERS

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. Under Basel III, requirements include a common equity Tier 1 ratio minimum of 4.50 percent, Tier 1 risk-based capital minimum of 6.00 percent, total risk-based capital ratio minimum of 8.00 percent and Tier 1 leverage capital ratio minimum of 4.00 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. Basel III became effective for BancShares on January 1, 2015, with full compliance of all Basel III requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.

Based on the most recent notifications from its regulators, FCB is well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2016, BancShares and FCB met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would affect each entity's well-capitalized status.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is an analysis of capital ratios under Basel III guidelines for BancShares and FCB as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Amount	Ratio	Requirements to be well-capitalized	Amount	Ratio	Requirements to be well-capitalized
BancShares
Tier 1 risk-based capital	$2,995,557	12.42%	8.00%	$2,831,242	12.65%	8.00%
Common equity Tier 1	2,995,557	12.42	6.50	2,799,163	12.51	6.50
Total risk-based capital	3,339,986	13.85	10.00	3,140,212	14.03	10.00
Leverage capital	2,995,557	9.05	5.00	2,831,242	8.96	5.00
FCB
Tier 1 risk-based capital	2,942,829	12.25	8.00	2,821,475	12.64	8.00
Common equity Tier 1	2,942,829	12.25	6.50	2,821,475	12.64	6.50
Total risk-based capital	3,172,757	13.21	10.00	3,038,070	13.61	10.00
Leverage capital	2,942,829	8.94	5.00	2,821,475	8.95	5.00

BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 5.85 percent and 5.21 percent, respectively, at December 31, 2016. The buffers exceed the 0.625 percent requirement and, therefore, result in no limit on distributions.

At December 31, 2016, BancShares had no trust preferred capital securities included in Tier 1 capital, compared to $32.1 million at December 31, 2015. Effective January 1, 2015, 75 percent of BancShares' trust preferred capital securities were excluded from Tier 1 capital and the remaining 25 percent were phased out January 1, 2016 under Basel III requirements. Management continues to monitor developments and remains committed to managing capital levels in a prudent manner.

At December 31, 2016 and December 31, 2015, Tier 2 capital of BancShares included $3.0 million and $6.0 million, respectively, of qualifying subordinated debt with a scheduled maturity date of June 1, 2018. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures.

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

During 2016, our Board approved a stock repurchase plan that provides for the purchase of up to 200,000 shares of Class A common stock. The shares may be purchased from time to time from November 1, 2016 through October 31, 2017. That authority replaced a similar plan in effect during the twelve months preceding November 1, 2016. The Board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled. As of December 31, 2016, no purchases had occurred pursuant to either authorization.

The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce capital below applicable capital requirements. As of December 31, 2016, the maximum amount of the dividend was limited to $928.7 million to preserve well-capitalized status. Dividends declared by FCB and paid to BancShares amounted to $90.1 million in 2016, $75.0 million in 2015 and $30.0 million in 2014.

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2016, the requirements averaged $575.7 million.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At December 31, 2016, BancShares had unused commitments to extend credit that were $8.81 billion, compared to $7.95 billion at December 31, 2015. Total unfunded commitments relating to investments in affordable housing projects were $57.1 million and $41.8 million at December 31, 2016 and December 31, 2015, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheet.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements, and the fair value of those commitments is not material. To mitigate its risk, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2016 and 2015, BancShares had standby letters of credit amounting to $83.8 million and $77.9 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales sold on a non-recourse basis, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million as of December 31, 2016 and 2015 for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $4.2 million and $4.1 million as of December 31, 2016 and 2015, respectively, for the expected reimbursement of losses on assets covered under the various shared-loss agreements. The shared-loss agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies and requests for reimbursement may be delayed or disallowed for noncompliance. See Note H for additional information on the receivable from the FDIC regarding the early termination of five shared-loss agreements during 2016.

The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of December 31, 2016 and 2015, the clawback liability was $97.0 million and $126.5 million, respectively. See Note H for additional information on the clawback liability regarding the early termination of five shared-loss agreements during 2016.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE V
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss included the following at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on investment securities available for sale	$(72,707)	$(26,832)	$(45,875)	$(24,504)	$(9,379)	$(15,125)
Unrealized loss on cash flow hedge	—	—	—	(1,429)	(537)	(892)
Funded status of defined benefit plan	(141,774)	(52,457)	(89,317)	(78,419)	(29,996)	(48,423)
Total	$(214,481)	$(79,289)	$(135,192)	$(104,352)	$(39,912)	$(64,440)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	Unrealized gains (losses) on available-for-sale securities(1)	Gains (losses) on cash flow hedges(1)	Defined benefit pension items(1)	Total
Balance at January 1, 2015	$5,098	$(2,664)	$(55,415)	$(52,981)
Other comprehensive (loss) income before reclassifications	(13,544)	1,772	394	(11,378)
Amounts reclassified from accumulated other comprehensive (loss) income	(6,679)	—	6,598	(81)
Net current period other comprehensive (loss) income	(20,223)	1,772	6,992	(11,459)
Balance at December 31, 2015	(15,125)	(892)	(48,423)	(64,440)
Other comprehensive (loss) income before reclassifications	(13,946)	892	(45,347)	(58,401)
Amounts reclassified from accumulated other comprehensive (loss) income	(16,804)	—	4,453	(12,351)
Net current period other comprehensive (loss) income	(30,750)	892	(40,894)	(70,752)
Balance at December 31, 2016	$(45,875)	$—	$(89,317)	$(135,192)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the twelve months ended December 31, 2016 and 2015:

(Dollars in thousands)	Year ended December 31, 2016
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$26,673	Securities gains
	(9,869)	Income taxes
	$16,804	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(6,859)	Employee benefits
	(7,069)	Employee benefits
	2,616	Income taxes
	$(4,453)	Net income
Total reclassifications for the period	$12,351

	Year ended December 31, 2015
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$10,817	Securities gains
	(4,138)	Income taxes
	$6,679	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(11,376)	Employee benefits
	(11,586)	Employee benefits
	4,988	Income taxes
	$(6,598)	Net income
Total reclassifications for the period	$81
(1) Amounts in parentheses indicate debits to profit/loss.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE W
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Cash	$8,278	$24,869
Overnight investments	26,157	1,416
Investment securities available for sale	95,564	21,137
Investment in banking subsidiaries	2,932,048	2,874,581
Investment in other subsidiaries	41,066	43,117
Other assets	92,787	73,944
Total assets	$3,195,900	$3,039,064
Liabilities and Shareholders' Equity
Long-term obligations	$126,861	$133,775
Due to subsidiaries	56,323	29,682
Other liabilities	289	3,498
Shareholders' equity	3,012,427	2,872,109
Total liabilities and shareholders' equity	$3,195,900	$3,039,064

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Interest income	$1,110	$645	$1,784
Interest expense	6,067	6,793	9,694
Net interest loss	(4,957)	(6,148)	(7,910)
Dividends from banking subsidiaries	90,055	75,006	82,419
Dividends from other subsidiaries	—	23,500	—
Other income	9,330	1,870	33,600
Other operating expense	5,641	2,634	6,534
Income before income tax benefit and equity in undistributed net income of subsidiaries	88,787	91,594	101,575
Income tax benefit	(730)	(2,618)	(2,590)
Income before equity in undistributed net income of subsidiaries	89,517	94,212	104,165
Equity in undistributed net income of subsidiaries	135,965	116,174	34,397
Net income	$225,482	$210,386	$138,562

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$225,482	$210,386	$138,562
Adjustments
Undistributed net income of subsidiaries	(135,965)	(116,174)	(34,397)
Net amortization of premiums and discounts	(6,838)	(2,712)	594
Securities gains	(9,446)	(236)	(29,126)
Gain on elimination of acquired debt	—	—	(1,988)
Change in other assets	(20,845)	(3,070)	93,385
Change in other liabilities	(1,780)	(1,157)	2,250
Net cash provided by operating activities	50,608	87,037	169,280
INVESTING ACTIVITIES
Net change in due from subsidiaries	—	295,994	(150,328)
Net change in overnight investments	(24,741)	(1,416)	—
Purchases of investment securities	(93,003)	(7,818)	(33,243)
Proceeds from sales, calls, and maturities of securities	38,316	100,586	114,208
Investment in subsidiaries	—	—	1,579
Business acquisitions, net of cash acquired	—	—	(24,772)
Net cash (used) provided by investing activities	(79,428)	387,346	(92,556)
FINANCING ACTIVITIES
Net change in due to subsidiaries	26,641	29,682	—
Net change in short-term borrowings	—	(485,207)	(1,211)
Retirement of long-term obligations	—	—	(52,372)
Stock issuance costs	—	—	(619)
Cash dividends paid	(14,412)	(18,015)	(11,543)
Net cash provided (used) by financing activities	12,229	(473,540)	(65,745)
Net change in cash	(16,591)	843	10,979
Cash balance at beginning of year	24,869	24,026	13,047
Cash balance at end of year	$8,278	$24,869	$24,026

NOTE X
SUBSEQUENT EVENTS
On January 13, 2017, FCB announced that it entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Harvest Community Bank (HCB) of Pennsville, New Jersey. On January 14, 2017, HCB branches began operating as branches of FCB. As part of the agreement, FCB received $22.8 million in cash from the FDIC. HCB had total loans of $98.8 million and total deposits of $122.2 million at December 31, 2016. Due to the close proximity of the acquisition date and the date that BancShares' financial statements were issued, preliminary fair value estimates are not available.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2017

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 22, 2017.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 22, 2017

/S/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer)	February 22, 2017

/S/ LORIE K. RUPP Lorie K. Rupp	Vice President and Chief Accounting Officer (principal accounting officer)	February 22, 2017

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 22, 2017

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 22, 2017

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 22, 2017

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 22, 2017

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 22, 2017

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 22, 2017

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 22, 2017

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 22, 2017

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 22, 2017

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 22, 2017

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 22, 2017

/s/ JAMES M. PARKER * James M. Parker	Director	February 22, 2017

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 22, 2017, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

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

4.9	8% Subordinated Note due 2018 (Louise T. Adams) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
4.1	8% Subordinated Note due 2018 (Greta T. Covington) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
4.1	8% Subordinated Note due 2018 (John H. Terrell, III) (incorporated by reference from Registrant's Form 8-K dated October 1, 2014)
10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.3
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Edward L. Willingham, IV (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.4
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.5
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)

10.6
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 8-K dated February 4, 2009)

10.7
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2010)

10.8
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.9
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant's subsidiary, First-Citizens Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.10
409A Deferred Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

10.11
Deferred Compensation Plan of Registrant's subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First-Citizens Bank and Trust Company, Inc. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2014)

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

21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2017 Annual Meeting (separately filed)
*101.INS	XBRL Instance Document (filed herewith)
*101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.