Form 10-Q
period 2017-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2017-05-04
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—$1 Par Value—11,005,220 shares
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of May 3, 2017)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$502,273	$539,741
Overnight investments	2,736,514	1,872,594
Investment securities available for sale	7,119,861	7,006,580
Investment securities held to maturity	83	98
Loans held for sale	49,952	74,401
Loans and leases	21,906,449	21,737,878
Allowance for loan and lease losses	(220,943)	(218,795)
Net loans and leases	21,685,506	21,519,083
Premises and equipment	1,123,838	1,133,044
Other real estate owned	56,491	61,231
Income earned not collected	80,456	79,839
FDIC shared-loss receivable	3,981	4,172
Goodwill	150,601	150,601
Other intangible assets	75,325	78,040
Other assets	433,524	471,412
Total assets	$34,018,405	$32,990,836
Liabilities
Deposits:
Noninterest-bearing	$10,797,613	$10,130,549
Interest-bearing	18,205,155	18,030,794
Total deposits	29,002,768	28,161,343
Short-term borrowings	795,587	603,487
Long-term obligations	727,500	832,942
FDIC shared-loss payable	98,013	97,008
Other liabilities	293,841	283,629
Total liabilities	30,917,709	29,978,409
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at March 31, 2017 and December 31, 2016)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2017 and December 31, 2016)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Surplus	658,918	658,918
Retained earnings	2,540,709	2,476,691
Accumulated other comprehensive loss	(110,941)	(135,192)
Total shareholders’ equity	3,100,696	3,012,427
Total liabilities and shareholders’ equity	$34,018,405	$32,990,836

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2017	2016
Interest income
Loans and leases	$226,630	$216,404
Investment securities and dividend income	29,751	23,042
Overnight investments	4,476	3,666
Total interest income	260,857	243,112
Interest expense
Deposits	4,436	4,659
Short-term borrowings	580	434
Long-term obligations	5,498	5,299
Total interest expense	10,514	10,392
Net interest income	250,343	232,720
Provision for loan and lease losses	8,231	4,843
Net interest income after provision for loan and lease losses	242,112	227,877
Noninterest income
Gain on acquisitions	12,017	1,704
Cardholder services	21,258	19,358
Merchant services	24,987	21,977
Service charges on deposit accounts	22,142	21,850
Wealth management services	20,962	19,634
Securities (losses) gains	(24)	4,628
Other service charges and fees	7,601	6,989
Mortgage income	7,576	1,311
Insurance commissions	3,558	3,178
ATM income	1,773	1,765
Adjustments to FDIC shared-loss receivable	(1,628)	(2,533)
Net impact from FDIC shared-loss agreement termination	(45)	—
Other	7,115	5,421
Total noninterest income	127,292	105,282
Noninterest expense
Salaries and wages	112,263	103,899
Employee benefits	29,293	27,350
Occupancy expense	24,762	25,012
Equipment expense	24,588	22,345
Merchant processing	16,783	15,087
Cardholder processing	5,553	6,084
FDIC insurance expense	5,593	4,789
Foreclosure-related expenses	2,471	1,731
Merger-related expenses	833	38
Other	42,206	45,336
Total noninterest expense	264,345	251,671
Income before income taxes	105,059	81,488
Income taxes	37,438	29,416
Net income	$67,621	$52,072
Average shares outstanding	12,010,405	12,010,405
Net income per share	$5.63	$4.34

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2017	2016
Net income	$67,621	$52,072
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized securities gains arising during period	36,096	68,033
Tax effect	(13,419)	(26,016)
Reclassification adjustment for net losses (gains) realized and included in income before income taxes	24	(4,628)
Tax effect	(9)	1,770
Total change in unrealized gains on securities, net of tax	22,692	39,159
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	—	700
Tax effect	—	(263)
Total change in unrecognized loss on cash flow hedges, net of tax	—	437
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,500	1,652
Tax effect	(941)	(632)
Total change in pension obligation, net of tax	1,559	1,020
Other comprehensive income	24,251	40,616
Total comprehensive income	$91,872	$92,688

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109
Net income	—	—	—	52,072	—	52,072
Other comprehensive income, net of tax	—	—	—	—	40,616	40,616
Cash dividends ($0.30 per share)	—	—	—	(3,603)	—	(3,603)
Balance at March 31, 2016	$11,005	$1,005	$658,918	$2,314,090	$(23,824)	$2,961,194

Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427
Net income	—	—	—	67,621	—	67,621
Other comprehensive income, net of tax	—	—	—	—	24,251	24,251
Cash dividends ($0.30 per share)	—	—	—	(3,603)	—	(3,603)
Balance at March 31, 2017	$11,005	$1,005	$658,918	$2,540,709	$(110,941)	$3,100,696

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,621	$52,072
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	8,231	4,843
Deferred tax expense (benefit)	6,693	(8,806)
Net change in current taxes	27,462	35,678
Depreciation	22,616	22,053
Net increase in accrued interest payable	150	324
Net increase in income earned not collected	(617)	(3,482)
Gain on acquisitions	(12,017)	(1,704)
Securities losses (gains)	24	(4,628)
Loss on termination of FDIC shared-loss agreement	45	—
Origination of loans held for sale	(134,932)	(144,895)
Proceeds from sale of loans held for sale	162,837	140,160
Gain on sale of loans held for sale	(3,456)	(2,487)
Gain on sale of portfolio loans	(164)	—
Net write-downs/losses on other real estate	1,717	2,599
Gain/loss on sales of premises and equipment	(156)	—
Net accretion of premiums and discounts	(10,985)	(12,201)
Amortization of intangible assets	5,271	5,586
Reduction in FDIC receivable for shared-loss agreements	2,591	4,076
Net increase in FDIC payable for shared-loss agreements	1,005	1,790
Net change in other assets	(15,078)	(19,678)
Net change in other liabilities	8,741	3,857
Net cash provided by operating activities	137,599	75,157
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(105,100)	(131,923)
Purchases of investment securities available for sale	(871,698)	(1,139,933)
Proceeds from maturities/calls of investment securities held to maturity	15	61
Proceeds from maturities/calls of investment securities available for sale	787,182	396,211
Proceeds from sales of investment securities available for sale	14,162	987,260
Net increase in overnight investments	(856,442)	(805,699)
Proceeds from sales of portfolio loans	32,294	—
Cash paid to the FDIC for shared-loss agreements	(2,760)	(9,871)
Net cash paid to the FDIC for termination of shared-loss agreement	(285)	—
Proceeds from sales of other real estate	8,845	8,202
Proceeds from sales of premises and equipment	2,205	—
Purchases of premises and equipment	(15,459)	(13,595)
Net cash acquired in business acquisitions	25,646	14,745
Net cash used by investing activities	(981,395)	(694,542)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(107,339)	(84,802)
Net increase in demand and other interest-bearing deposits	827,009	460,086
Net increase in short-term borrowings	87,100	92,841
Repayment of long-term obligations	(442)	(68)
Origination of long-term obligations	—	75,000
Net cash provided by financing activities	806,328	543,057
Change in cash and due from banks	(37,468)	(76,328)
Cash and due from banks at beginning of period	539,741	534,086
Cash and due from banks at end of period	$502,273	$457,758
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$5,822	$9,980
Dividends declared but not paid	3,603	3,603

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

General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2016.

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

•	Allowance for loan and lease losses;

•	Fair value of financial instruments, including acquired assets and assumed liabilities;

•	Pension plan assumptions;

•	Cash flow estimates on purchased credit-impaired loans;

•	Goodwill and other intangible assets;

•	Federal Deposit Insurance Corporation (FDIC) shared-loss payable; and

•	Income tax assets, liabilities and expense
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)
This ASU adds an SEC paragraph and amends other Topics pursuant to an SEC Staff Announcement that states a registrant should evaluate ASUs that have not yet been adopted, including ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), and ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced are expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact the adoption will have on the financial statements, and a comparison to the registrant's current accounting policies. A registrant should describe the status of its process to implement the new standards and the significant matters yet to be addressed.

This ASU also addresses the accounting for tax benefits resulting from investments in qualified affordable housing projects where the decision to apply the proportional amortization method of accounting is an accounting policy decision to be applied consistently to all investments that meet the conditions, rather than a decision to be applied to individual investments that qualify for the use of the proportional amortization method.
The amendments in this ASU are effective upon issuance. We adopted the guidance effective in the first quarter of 2017. The disclosures required by this ASU are included within the “Recently Issued Accounting Pronouncements” section below. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2017. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
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
The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2017. The adoption did not have any impact on our consolidated financial position or consolidated results of operations.
Recently Issued Accounting Pronouncements
FASU ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business
This ASU provides a more robust framework to use in determining when a set of assets and activities is a business, including narrowing the definition of outputs and align it with how outputs are described in Topic 606. This ASU provides a screen to determine when an integrated set of assets and activities (collectively referred to as a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The framework includes two sets of criteria to consider that depend on whether a set has outputs.
The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have an impact on our consolidated financial position or results of operation and we will adopt the guidance during the first quarter of 2018.
FASB ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This ASU requires that an employer report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization.
The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of this standard is not expected to have a significant impact on our consolidated financial position or results of operation and we will adopt the guidance during the first quarter of 2018.
FASB ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test.
This ASU will be effective for BancShares' annual or interim goodwill impairment tests in fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial position or results of operation and we expect to adopt the guidance for our annual impairment test in fiscal year 2020.
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
This ASU is effective for fiscal years beginning after December 15, 2017 for public business entities, including interim periods within those fiscal years. The adoption of this standard is not expected to have an impact on our Consolidated Statements of Cash Flows.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis. The adoption of this standard is not expected to have an impact on our consolidated financial position or results of operation and we will adopt the guidance during the first quarter of 2018.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities available for sale. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact the new standard will have on our consolidated financial statement as the final impact will be dependent, among other items, upon the loan portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For BancShares, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. We will adopt during the first quarter of 2019. While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We will adopt during the first quarter of 2018 with a cumulative-effect adjustment from accumulated other comprehensive income (AOCI) to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact the new standard will have on our consolidated financial statements. The cumulative-effect adjustment will be impacted by the equity securities portfolio composition and valuation at the date of adoption.
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance for identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify and improve the guidance for certain aspects of Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to clarify guidance for certain aspects of Topic 606.
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal periods beginning after December 15, 2016. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. We continue to evaluate the impact of the new standard on our noninterest income and on our presentation and disclosures. We expect to adopt the ASU during the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings and the modified retrospective approach will likely be used.
NOTE B - BUSINESS COMBINATIONS

Harvest Community Bank
On January 13, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Harvest Community Bank (HCB) of Pennsville, New Jersey. The acquisition provides FCB with the opportunity to grow capital and enhance earnings.

The HCB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The fair value of the assets acquired was $111.6 million, including $85.1 million in purchased credit-impaired (PCI) loans and $850 thousand of identifiable intangible assets. Liabilities assumed were $121.8 million of which the majority were deposits. As a result of the transaction, FCB recorded a gain on the acquisition of $12.0 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$3,350
Overnight investments	7,478
Investment securities	14,455
Loans	85,149
Income earned not collected	31
Intangible assets	850
Other assets	237
Total assets acquired	111,550
Liabilities
Deposits	121,755
Other liabilities	74
Total liabilities assumed	121,829
Fair value of net liabilities assumed	(10,279)
Cash received from FDIC	22,296
Gain on acquisition of HCB	$12,017
Merger-related expenses of $735 thousand were recorded in the Consolidated Statements of Income for the three months ended March 31, 2017. Loan-related interest income generated from HCB was approximately $1.0 million for the first quarter of 2017.
All loans resulting from the HCB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI under ASC 310-30.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,619,380	$342	$1,554	$1,618,168
Government agency	40,185	36	—	40,221
Mortgage-backed securities	5,363,747	2,946	60,586	5,306,107
Equity securities	72,064	22,201	—	94,265
Corporate bonds	49,370	220	25	49,565
Other	11,702	45	212	11,535
Total investment securities available for sale	$7,156,448	$25,790	$62,377	$7,119,861

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,650,675	$579	$935	$1,650,319
Government agency	40,291	107	—	40,398
Mortgage-backed securities	5,259,466	2,809	86,850	5,175,425
Equity securities	71,873	11,634	—	83,507
Corporate bonds	49,367	195	—	49,562
Other	7,615	—	246	7,369
Total investment securities available for sale	$7,079,287	$15,324	$88,031	$7,006,580

	March 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$83	$6	$—	$89

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$98	$6	$—	$104

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in equity securities and corporate bonds represent positions in securities of other financial institutions. Other includes investments in trust preferred securities of financial institutions. The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances. Equity securities do not have a stated maturity date.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$550,275	$549,566	$842,798	$842,947
One through five years	1,109,290	1,108,823	848,168	847,770
Five through 10 years	49,370	49,565	49,367	49,562
Over 10 years	11,702	11,535	7,615	7,369
Mortgage-backed securities	5,363,747	5,306,107	5,259,466	5,175,425
Equity securities	72,064	94,265	71,873	83,507
Total investment securities available for sale	$7,156,448	$7,119,861	$7,079,287	$7,006,580
Investment securities held to maturity
Mortgage-backed securities held to maturity	$83	$89	$98	$104
For each period presented, realized securities gains (losses) included the following:

	Three months ended March 31
(Dollars in thousands)	2017	2016
Gross gains on sales of investment securities available for sale	$3	$4,933
Gross losses on sales of investment securities available for sale	(27)	(305)
Total realized securities (losses) gains	$(24)	$4,628

The following table provides information regarding securities with unrealized losses as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,068,144	$1,554	$—	$—	$1,068,144	$1,554
Mortgage-backed securities	4,318,258	56,017	361,488	4,569	4,679,746	60,586
Corporate bonds	9,975	25	—	—	9,975	25
Other	5,294	212	—	—	5,294	212
Total	$5,401,671	$57,808	$361,488	$4,569	$5,763,159	$62,377

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$807,822	$935	$—	$—	$807,822	$935
Mortgage-backed securities	4,442,700	82,161	362,351	4,689	4,805,051	86,850
Other	7,369	246	—	—	7,369	246
Total	$5,257,891	$83,342	$362,351	$4,689	$5,620,242	$88,031
Investment securities with an aggregate fair value of $361.5 million and $362.4 million had continuous unrealized losses for more than 12 months with a corresponding aggregate unrealized loss of $4.6 million and $4.7 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, all 52 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of March 31, 2017 or December 31, 2016 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $5.01 billion at March 31, 2017 and $4.55 billion at December 31, 2016 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial, originated noncommercial, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have any credit deterioration at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered impaired and, therefore, classified as PCI loans. PCI loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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

Loans and leases outstanding included the following at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-PCI loans and leases:
Commercial:
Construction and land development	$683,415	$649,157
Commercial mortgage	9,173,612	9,026,220
Other commercial real estate	364,862	351,291
Commercial and industrial	2,477,911	2,567,501
Lease financing	840,201	826,270
Other	321,352	340,264
Total commercial loans	13,861,353	13,760,703
Noncommercial:
Residential mortgage	2,945,361	2,889,124
Revolving mortgage	2,604,156	2,601,344
Construction and land development	218,103	231,400
Consumer	1,428,660	1,446,138
Total noncommercial loans	7,196,280	7,168,006
Total non-PCI loans and leases	21,057,633	20,928,709
PCI loans:
Commercial:
Construction and land development	26,542	20,766
Commercial mortgage	455,551	453,013
Other commercial real estate	18,723	12,645
Commercial and industrial	27,794	11,844
Other	1,244	1,702
Total commercial loans	529,854	499,970
Noncommercial:
Residential mortgage	275,904	268,777
Revolving mortgage	40,345	38,650
Consumer	2,713	1,772
Total noncommercial loans	318,962	309,199
Total PCI loans	848,816	809,169
Total loans and leases	$21,906,449	$21,737,878
At March 31, 2017, $75.9 million of total loans and leases were covered under shared-loss agreements with the FDIC, compared to $84.8 million at December 31, 2016. The shared-loss agreements, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.
At March 31, 2017, $8.32 billion in noncovered loans with a lendable collateral value of $5.57 billion were used to secure $660.2 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $4.91 billion. At December 31, 2016, $8.26 billion in noncovered loans with a lendable collateral value of $5.50 billion were used to secure $660.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $4.84 billion. At March 31, 2017, $2.66 billion in noncovered loans with a lendable collateral value of $1.98 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). There were no loans used to secure additional borrowing capacity at the FRB at December 31, 2016.

Net deferred fees on originated non-PCI loans and leases, including unearned income and unamortized costs, fees, premiums and discounts, were $5.0 million and $6.7 million at March 31, 2017 and December 31, 2016, respectively. The unamortized discount related to purchased non-PCI loans and leases in the Cordia transaction was $3.7 million and $4.2 million at March 31, 2017 and December 31, 2016, respectively. The unamortized discount related to purchased non-PCI loans and leases from the First Citizens Bancorporation, Inc. merger was $24.7 million and $27.4 million at March 31, 2017 and December 31, 2016, respectively. During both the three months ended March 31, 2017 and March 31, 2016, accretion income on non-PCI loans was $3.2 million.
During the first quarter of 2017, certain residential mortgage loans totaling $32.5 million were sold, resulting in a gain of $164 thousand.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2017 and December 31, 2016 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

Non-PCI loans and leases outstanding at March 31, 2017 and December 31, 2016 by credit quality indicator are provided below:

	March 31, 2017
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$675,254	$8,977,705	$360,981	$2,303,778	$829,872	$314,857	$13,462,447
Special mention	2,144	72,007	592	23,335	3,560	1,006	102,644
Substandard	5,979	123,588	3,289	19,585	6,761	5,488	164,690
Doubtful	38	312	—	7	—	—	357
Ungraded	—	—	—	131,206	8	1	131,215
Total	$683,415	$9,173,612	$364,862	$2,477,911	$840,201	$321,352	$13,861,353

	December 31, 2016
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$645,232	$8,821,439	$347,509	$2,402,659	$818,008	$335,831	$13,370,678
Special mention	2,236	76,084	1,433	22,804	2,675	1,020	106,252
Substandard	1,683	126,863	2,349	17,870	5,415	3,413	157,593
Doubtful	6	334	—	8	—	—	348
Ungraded	—	1,500	—	124,160	172	—	125,832
Total	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$13,760,703

	March 31, 2017
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,899,295	$2,582,739	$215,112	$1,418,899	$7,116,045
30-59 days past due	27,662	11,702	610	5,661	45,635
60-89 days past due	3,885	3,162	1,378	2,214	10,639
90 days or greater past due	14,519	6,553	1,003	1,886	23,961
Total	$2,945,361	$2,604,156	$218,103	$1,428,660	$7,196,280

	December 31, 2016
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,839,045	$2,576,942	$229,106	$1,434,658	$7,079,751
30-59 days past due	27,760	14,290	1,139	6,775	49,964
60-89 days past due	7,039	2,698	598	2,779	13,114
90 days or greater past due	15,280	7,414	557	1,926	25,177
Total	$2,889,124	$2,601,344	$231,400	$1,446,138	$7,168,006

 PCI loans outstanding at March 31, 2017 and December 31, 2016 by credit quality indicator are provided below:

	March 31, 2017
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$11,129	$243,473	$14,896	$18,204	$642	$288,344
Special mention	1,509	66,969	641	2,449	—	71,568
Substandard	10,776	131,350	2,516	2,901	602	148,145
Doubtful	3,128	13,759	670	4,215	—	21,772
Ungraded	—	—	—	25	—	25
Total	$26,542	$455,551	$18,723	$27,794	$1,244	$529,854

	December 31, 2016
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$8,103	$234,023	$8,744	$7,253	$696	$258,819
Special mention	950	67,848	102	620	—	69,520
Substandard	7,850	138,312	3,462	3,648	1,006	154,278
Doubtful	3,863	12,830	337	303	—	17,333
Ungraded	—	—	—	20	—	20
Total	$20,766	$453,013	$12,645	$11,844	$1,702	$499,970

	March 31, 2017
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$236,294	$34,868	$2,541	$273,703
30-59 days past due	10,017	1,231	48	11,296
60-89 days past due	4,935	349	3	5,287
90 days or greater past due	24,658	3,897	121	28,676
Total	$275,904	$40,345	$2,713	$318,962

	December 31, 2016
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$230,065	$33,827	$1,637	$265,529
30-59 days past due	9,595	618	68	10,281
60-89 days past due	6,528	268	4	6,800
90 days or greater past due	22,589	3,937	63	26,589
Total	$268,777	$38,650	$1,772	$309,199

The aging of the outstanding non-PCI loans and leases, by class, at March 31, 2017 and December 31, 2016 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2017
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$3,897	$2	$102	$4,001	$679,414	$683,415
Commercial mortgage	16,294	3,633	8,750	28,677	9,144,935	9,173,612
Other commercial real estate	181	172	530	883	363,979	364,862
Commercial and industrial	9,543	1,576	3,229	14,348	2,463,563	2,477,911
Lease financing	992	733	290	2,015	838,186	840,201
Residential mortgage	27,662	3,885	14,519	46,066	2,899,295	2,945,361
Revolving mortgage	11,702	3,162	6,553	21,417	2,582,739	2,604,156
Construction and land development - noncommercial	610	1,378	1,003	2,991	215,112	218,103
Consumer	5,661	2,214	1,886	9,761	1,418,899	1,428,660
Other	194	—	161	355	320,997	321,352
Total non-PCI loans and leases	$76,736	$16,755	$37,023	$130,514	$20,927,119	$21,057,633

	December 31, 2016
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,845	$39	$286	$2,170	$646,987	$649,157
Commercial mortgage	11,592	2,773	10,329	24,694	9,001,526	9,026,220
Other commercial real estate	310	—	—	310	350,981	351,291
Commercial and industrial	7,918	2,102	1,051	11,071	2,556,430	2,567,501
Lease financing	1,175	444	863	2,482	823,788	826,270
Residential mortgage	27,760	7,039	15,280	50,079	2,839,045	2,889,124
Revolving mortgage	14,290	2,698	7,414	24,402	2,576,942	2,601,344
Construction and land development - noncommercial	1,139	598	557	2,294	229,106	231,400
Consumer	6,775	2,779	1,926	11,480	1,434,658	1,446,138
Other	72	—	198	270	339,994	340,264
Total non-PCI loans and leases	$72,876	$18,472	$37,904	$129,252	$20,799,457	$20,928,709

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2017 and December 31, 2016 for non-PCI loans and leases, were as follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$778	$—	$606	$—
Commercial mortgage	25,709	962	26,527	482
Other commercial real estate	687	—	86	—
Commercial and industrial	4,023	584	4,275	440
Lease financing	1,281	—	359	683
Residential mortgage	36,257	191	32,470	37
Revolving mortgage	13,931	—	14,308	—
Construction and land development - noncommercial	1,315	—	1,121	—
Consumer	1,830	1,245	2,236	1,076
Other	275	—	319	—
Total non-PCI loans and leases	$86,086	$2,982	$82,307	$2,718
Purchased credit-impaired loans (PCI) loans
The following table relates to PCI loans acquired in the HCB acquisition and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$111,250
Cash flows expected to be collected	101,802
Fair value of loans at acquisition	85,149
The recorded fair values of PCI loans acquired in the HCB acquisition as of the acquisition date were as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$7,061
Commercial mortgage	21,836
Other commercial real estate	6,404
Commercial and industrial	19,675
Total commercial loans	54,976
Noncommercial:
Residential mortgage	25,857
Revolving mortgage	3,434
Consumer	882
Total noncommercial loans	30,173
Total PCI loans	$85,149
The following table provides changes in the carrying value of all purchased credit-impaired loans during the three months ended March 31, 2017 and March 31, 2016:

(Dollars in thousands)	2017	2016
Balance at January 1	$809,169	$950,516
Fair value of acquired loans	85,149	35,416
Accretion	19,351	21,398
Payments received and other changes, net	(64,853)	(61,443)
Balance at March 31	$848,816	$945,887
Unpaid principal balance at March 31	$1,155,034	$1,665,896
The carrying value of loans on the cost recovery method was $480 thousand at March 31, 2017 and $498 thousand at December 31, 2016. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. Cash payments from cost recovery loans are 100 percent applied to principal. The recorded investment of PCI loans on nonaccrual status was $1.5 million and $3.5 million at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and March 31, 2016, accretion income on PCI loans was $19.4 million and $21.4 million, respectively.

The following table documents changes to the amount of accretable yield for the first three months of 2017 and 2016.

(Dollars in thousands)	2017	2016
Balance at January 1	$335,074	$343,856
Additions from acquisitions	16,653	6,176
Accretion	(19,351)	(21,398)
Reclassifications from nonaccretable difference	11,277	9,905
Changes in expected cash flows that do not affect nonaccretable difference	(2,179)	4,418
Balance at March 31	$341,474	$342,957
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$23,094	$12,366	$1,596	$28,287	$205,026
Provision	2,536	6	304	3,592	575	517	1,061	840	(83)	1,728	11,076
Charge-offs	(77)	(37)	(5)	(3,253)	(173)	(123)	(250)	(825)	—	(3,966)	(8,709)
Recoveries	55	364	4	265	6	13	287	552	—	1,080	2,626
Balance at March 31	$31,391	$48,611	$3,572	$50,829	$6,315	$3,534	$24,192	$12,933	$1,513	$27,129	$210,019

	Three months ended March 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Provision	943	394	(104)	2,201	(282)	(328)	776	1,158	87	1,995	6,840
Charge-offs	(426)	(90)	—	(1,317)	—	(71)	(174)	(1,036)	—	(3,108)	(6,222)
Recoveries	80	256	143	479	180	321	20	32	3	990	2,504
Balance at March 31	$16,885	$70,456	$2,207	$44,479	$5,422	$1,777	$14,727	$16,125	$1,575	$19,373	$193,026

The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$151	$3,122	$132	$1,043	$213	$21	$3,189	$287	$103	$591	$8,852
ALLL for loans and leases collectively evaluated for impairment	31,240	45,489	3,440	49,786	6,102	3,513	21,003	12,646	1,410	26,538	201,167
Total allowance for loan and lease losses	$31,391	$48,611	$3,572	$50,829	$6,315	$3,534	$24,192	$12,933	$1,513	$27,129	$210,019

Loans and leases:
Loans and leases individually evaluated for impairment	$1,058	$74,788	$1,497	$10,864	$2,054	$259	$34,484	$8,272	$2,577	$1,858	$137,711
Loans and leases collectively evaluated for impairment	682,357	9,098,824	363,365	2,467,047	838,147	321,093	2,910,877	2,595,884	215,526	1,426,802	20,919,922
Total loan and leases	$683,415	$9,173,612	$364,862	$2,477,911	$840,201	$321,352	$2,945,361	$2,604,156	$218,103	$1,428,660	$21,057,633

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$151	$3,488	$152	$1,732	$75	$23	$2,447	$366	$109	$667	$9,210
ALLL for loans and leases collectively evaluated for impairment	28,726	44,790	3,117	48,493	5,832	3,104	20,647	12,000	1,487	27,620	195,816
Total allowance for loan and lease losses	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$23,094	$12,366	$1,596	$28,287	$205,026

Loans and leases:
Loans and leases individually evaluated for impairment	$1,045	$76,361	$1,563	$12,600	$1,074	$142	$31,476	$7,613	$2,613	$1,912	$136,399
Loans and leases collectively evaluated for impairment	648,112	8,949,859	349,728	2,554,901	825,196	340,122	2,857,648	2,593,731	228,787	1,444,226	20,792,310
Total loan and leases	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$2,889,124	$2,601,344	$231,400	$1,446,138	$20,928,709

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at January 1	$483	$6,423	$502	$504	$4,818	$956	$83	$13,769
Provision	(186)	(1,230)	(158)	(142)	(545)	(550)	(34)	(2,845)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance at March 31	$297	$5,193	$344	$362	$4,273	$406	$49	$10,924

	Three months ended March 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at January 1	$1,082	$7,838	$773	$445	$5,398	$523	$253	$16,312
Provision	(349)	(980)	2	(220)	(347)	(108)	5	(1,997)
Charge-offs	—	(108)	(5)	—	(371)	—	(74)	(558)
Recoveries	—	—	—	—	—	—	—	—
Balance at March 31	$733	$6,750	$770	$225	$4,680	$415	$184	$13,757
As of March 31, 2017, and December 31, 2016, $275.8 million and $359.7 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $10.9 million and $13.8 million, respectively.
The following tables show the ending balances of PCI loans and leases and related allowance by class of loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$297	$5,193	$344	$362	$4,273	$406	$49	$10,924

Loans and leases acquired with deteriorated credit quality	26,542	455,551	18,723	27,794	275,904	40,345	3,957	848,816

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$483	$6,423	$502	$504	$4,818	$956	$83	$13,769

Loans and leases acquired with deteriorated credit quality	20,766	453,013	12,645	11,844	268,777	38,650	3,474	809,169

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, as of March 31, 2017 and December 31, 2016 including interest income recognized in the period during which the loans and leases were considered impaired.

	March 31, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$750	$308	$1,058	$1,191	$151
Commercial mortgage	38,730	36,058	74,788	81,232	3,122
Other commercial real estate	1,052	445	1,497	1,810	132
Commercial and industrial	8,053	2,811	10,864	13,244	1,043
Lease financing	1,808	246	2,054	2,054	213
Other	116	143	259	274	21
Residential mortgage	21,606	12,878	34,484	35,863	3,189
Revolving mortgage	1,627	6,645	8,272	9,535	287
Construction and land development - noncommercial	862	1,715	2,577	3,044	103
Consumer	1,425	433	1,858	2,056	591
Total non-PCI impaired loans and leases	$76,029	$61,682	$137,711	$150,303	$8,852

	December 31, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,002	$43	$1,045	$1,172	$151
Commercial mortgage	42,875	33,486	76,361	82,658	3,488
Other commercial real estate	1,279	284	1,563	1,880	152
Commercial and industrial	8,920	3,680	12,600	16,637	1,732
Lease financing	1,002	72	1,074	1,074	75
Other	142	—	142	233	23
Residential mortgage	20,269	11,207	31,476	32,588	2,447
Revolving mortgage	1,825	5,788	7,613	8,831	366
Construction and land development - noncommercial	645	1,968	2,613	3,030	109
Consumer	1,532	380	1,912	2,086	667
Total non-PCI impaired loans and leases	$79,491	$56,908	$136,399	$150,189	$9,210

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31, 2017		Three months ended March 31, 2016
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,055	$12	$3,164	$41
Commercial mortgage	75,310	642	92,945	766
Other commercial real estate	1,584	8	423	5
Commercial and industrial	11,529	104	15,551	151
Lease financing	1,568	14	1,657	20
Other	196	2	1,072	14
Residential mortgage	32,963	253	23,500	172
Revolving mortgage	7,969	57	6,309	32
Construction and land development - noncommercial	2,605	33	556	6
Consumer	1,900	23	1,265	18
Total non-PCI impaired loans and leases	$136,679	$1,148	$146,442	$1,225

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

The following table provides a summary of total TDRs by accrual status.

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,228	$329	$3,557	$3,292	$308	$3,600
Commercial mortgage	64,447	15,282	79,729	70,263	14,435	84,698
Other commercial real estate	863	608	1,471	1,635	80	1,715
Commercial and industrial	9,124	652	9,776	9,193	1,436	10,629
Lease financing	1,135	917	2,052	882	192	1,074
Other	184	74	258	64	78	142
Total commercial TDRs	78,981	17,862	96,843	85,329	16,529	101,858
Noncommercial
Residential mortgage	35,292	6,374	41,666	34,012	5,117	39,129
Revolving mortgage	6,712	1,725	8,437	6,346	1,431	7,777
Construction and land development - noncommercial	240	—	240	240	—	240
Consumer and other	1,531	326	1,857	1,603	309	1,912
Total noncommercial TDRs	43,775	8,425	52,200	42,201	6,857	49,058
Total TDRs	$122,756	$26,287	$149,043	$127,530	$23,386	$150,916
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
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Accruing TDRs:
PCI	$20,296	$26,068
Non-PCI	102,460	101,462
Total accruing TDRs	122,756	127,530
Nonaccruing TDRs:
PCI	298	301
Non-PCI	25,989	23,085
Total nonaccruing TDRs	26,287	23,386
All TDRs:
PCI	20,594	26,369
Non-PCI	128,449	124,547
Total TDRs	$149,043	$150,916

The following table provides the types of non-PCI TDRs made during the three months ended March 31, 2017 and March 31, 2016, as well as a summary of loans that were modified as a TDR during the twelve month periods ended March 31, 2017 and March 31, 2016 that subsequently defaulted during the three months ended March 31, 2017 and March 31, 2016. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2017				Three months ended March 31, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	—	$—	—	$—	1	$252	1	$252
Total interest only	—	—	—	—	1	252	1	252

Loan term extension
Construction and land development - commercial	—	—	—	—	1	404	—	—
Commercial mortgage	—	—	—	—	1	—	—	—
Other commercial real estate	—	—	1	530	—	—	—	—
Commercial and industrial	2	94	—	—	—	—	—	—
Residential mortgage	1	32	1	47	1	34	—	—
Consumer	2	14	—	—	—	—	—	—
Total loan term extension	5	140	2	577	3	438	—	—

Below market interest rate
Construction and land development - commercial	1	60	—	—	1	18	1	18
Commercial mortgage	10	2,512	1	92	10	1,422	4	511
Other commercial real estate	1	4	—	—	—	—	—	—
Commercial and industrial	3	108	1	—	3	12	—	—
Lease financing	3	839	2	769	—	—	—	—
Residential mortgage	30	1,543	15	824	46	3,288	13	841
Construction and land development - noncommercial	2	412	—	—	—	—	—	—
Consumer	2	14	—	—	2	73	—	—
Other	1	143	—	—	—	—	—	—
Total below market interest rate	53	5,635	19	1,685	62	4,813	18	1,370

Discharged from bankruptcy
Construction and land development - commercial	—	—	—	—	—	—	1	16
Commercial mortgage	—	—	1	190	—	—	—	—
Lease financing	16	227	—	—	—	—	—	—
Residential mortgage	3	140	1	978	1	144	—	—
Revolving mortgage	4	99	9	649	8	347	8	277
Consumer	18	193	10	128	7	68	4	59
Total discharged from bankruptcy	41	659	21	1,945	16	559	13	352
Total non-PCI restructurings	99	$6,434	42	$4,207	82	$6,062	32	$1,974

The following table provides the types of PCI TDRs made during the three months ended March 31, 2017 and March 31, 2016, as well as a summary of loans that were modified as a TDR during the twelve month periods ended March 31, 2017 and March 31, 2016 that subsequently defaulted during the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31, 2017				Three months ended March 31, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Construction and land development - commercial	—	$—	—	$—	1	$14	—	$—
Commercial mortgage	—	—	—	—	3	2,016	—	—
Residential mortgage	2	181	1	73	—	—	—	—
Total below market interest rate	2	181	1	73	4	2,030	—	—
Total PCI restructurings	2	$181	1	$73	4	$2,030	—	$—

For the three months ended March 31, 2017 and March 31, 2016, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the three months ended March 31, 2017 and March 31, 2016.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2015	$6,817	$58,742	$65,559
Additions	3,936	6,044	9,980
Additions acquired in the North Milwaukee State Bank acquisition	—	330	330
Sales	(523)	(7,547)	(8,070)
Write-downs	(496)	(2,235)	(2,731)
Balance at March 31, 2016	$9,734	$55,334	$65,068

Balance at December 31, 2016	$472	$60,759	$61,231
Additions	—	5,822	5,822
Sales	(71)	(9,048)	(9,119)
Write-downs	(52)	(1,391)	(1,443)
Balance at March 31, 2017	$349	$56,142	$56,491
At March 31, 2017 and December 31, 2016, BancShares had $15.2 million and $15.0 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $21.8 million at both March 31, 2017 and December 31, 2016.
NOTE G - FDIC SHARED-LOSS RECEIVABLE AND PAYABLE

BancShares completed six FDIC-assisted transactions with shared-loss agreements during the period beginning in 2009 through 2011. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions with shared-loss agreements: Georgian Bank (acquired in 2009); Williamsburg First National Bank (acquired in 2010); and Atlantic Bank & Trust (acquired in 2011).

During the first quarter of 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture
Bank (VB). Under the terms of the agreement, FCB made a payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in an adjustment of $240 thousand to the FDIC shared-loss receivable and a $45 thousand loss on the termination of the shared-loss agreement. In addition to the shared-loss agreement termination for VB, FCB terminated five shared-loss agreements in 2016, including Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank.

As of March 31, 2017, shared-loss protection has expired or has been terminated for all non-single family residential loans. Shared-loss protection remains only for $75.9 million of single family residential loans acquired from United Western Bank and Georgian Bank.

The following table provides changes in the receivable from the FDIC for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31
(Dollars in thousands)	2017	2016
Beginning balance	$4,172	$4,054
Amortization	(600)	(2,375)
Net cash payments to FDIC	2,760	9,871
Post-acquisition adjustments	(2,591)	(4,076)
Termination of FDIC shared-loss agreement	240	—
Ending balance	$3,981	$7,474

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.55 billion and $2.49 billion as of March 31, 2017 and December 31, 2016, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.

The activity of the servicing asset for the three months ended March 31, 2017 and 2016 is presented in the following table:

	Three months ended March 31
(Dollars in thousands)	2017	2016
Beginning balance	$20,415	$19,351
Servicing rights originated	1,702	977
Amortization	(1,350)	(1,268)
Valuation allowance reversal (provision)	4	(1,874)
Ending balance	$20,771	$17,186

The following table presents the activity in the servicing asset valuation allowance for the three months ended March 31, 2017 and 2016:

	Three months ended March 31
(Dollars in thousands)	2017	2016
Beginning balance	$4	$95
Valuation allowance (reversal) provision	(4)	1,874
Ending balance	$—	$1,969
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended March 31, 2017 and 2016 were $1.7 million and $1.4 million, respectively, and reported in mortgage income in the Consolidated Statements of Income.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. Mortgage income included an impairment reversal of $4 thousand for the three months ended March 31, 2017 and an impairment of $1.9 million for the three months ended March 31, 2016.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Discount rate - conventional fixed loans	9.39%	9.45%
Discount rate - all loans excluding conventional fixed loans	10.39%	10.45%
Weighted average constant prepayment rate	9.82%	10.42%
Weighted average cost to service a loan	$63.84	$62.75

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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $769.8 million and $690.8 million at March 31, 2017 and December 31, 2016, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 is presented in the following tables.

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$677,603	$—	$—	$30,000	$707,603
Total borrowings	$677,603	$—	$—	$30,000	$707,603
Gross amount of recognized liabilities for repurchase agreements					$707,603

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$590,772	$—	$—	$30,000	$620,772
Total borrowings	$590,772	$—	$—	$30,000	$620,772
Gross amount of recognized liabilities for repurchase agreements					$620,772
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

Payable to the FDIC for shared-loss agreements. The fair value of the payable to the FDIC for shared-loss agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the shared-loss agreements. Cash flows are discounted using current discount rates to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurement for the payable to the FDIC are considered level 3 inputs.

Off-balance-sheet commitments and contingencies. Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares' financial position.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2017 and December 31, 2016. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered level 2. Lastly, the receivable from the FDIC for shared-loss agreements is designated as level 3.

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$502,273	$502,273	$539,741	$539,741
Overnight investments	2,736,514	2,736,514	1,872,594	1,872,594
Investment securities available for sale	7,119,861	7,119,861	7,006,580	7,006,580
Investment securities held to maturity	83	89	98	104
Loans held for sale	49,952	49,952	74,401	74,401
Net loans and leases	21,685,506	20,727,792	21,519,083	20,614,548
Receivable from the FDIC for shared-loss agreements	3,981	3,981	4,172	4,172
Income earned not collected	80,456	80,456	79,839	79,839
Federal Home Loan Bank stock	43,495	43,495	43,495	43,495
Mortgage servicing rights	20,771	25,690	20,415	24,446
Deposits	29,002,768	28,976,211	28,161,343	28,135,698
Short-term borrowings	795,587	795,587	603,487	603,487
Long-term obligations	727,500	713,402	832,942	832,201
Payable to the FDIC for shared-loss agreements	98,013	100,948	97,008	100,069
Accrued interest payable	3,947	3,947	3,797	3,797

Among BancShares' assets and liabilities, investment securities available for sale, loans held for sale and interest rates swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2017 and December 31, 2016.

	March 31, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,618,168	$—	$1,618,168	$—
Government agency	40,221	—	40,221	—
Mortgage-backed securities	5,306,107	—	5,306,107	—
Equity securities	94,265	30,345	63,920	—
Corporate bonds	49,565	—	49,565	—
Other	11,535	—	11,535	—
Total investment securities available for sale	$7,119,861	$30,345	$7,089,516	$—
Loans held for sale	$49,952	$—	$49,952	$—

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,650,319	$—	$1,650,319	$—
Government agency	40,398	—	40,398	—
Mortgage-backed securities	5,175,425	—	5,175,425	—
Equity securities	83,507	29,145	54,362	—
Corporate bonds	49,562	—	49,562	—
Other	7,369	—	7,369	—
Total investment securities available for sale	$7,006,580	$29,145	$6,977,435	$—
Loans held for sale	$74,401	$—	$74,401	$—
There were no transfers between levels during the three months ended March 31, 2017.
Fair Value Option
BancShares has elected the fair value option for residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate loans held for sale measured at fair value as of March 31, 2017 and December 31, 2016.

	March 31, 2017
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$49,952	$48,283	$1,669

	December 31, 2016
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$74,401	$75,893	$(1,492)
No loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2017 or December 31, 2016.
The changes in fair value for residential real estate loans held for sale for which the fair value option was elected are recorded as a component of mortgage income on the Consolidated Statements of Income and are included in the table below for the three months ended March 31, 2017 and 2016.

	Three months ended March 31
(Dollars in thousands)	2017	2016
Gains from fair value changes on loans held for sale	$3,161	$763

Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO, and goodwill, which are periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.
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

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2017 and December 31, 2016.

	March 31, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$67,235	$—	$—	$67,235
Other real estate not covered under shared-loss agreements remeasured during current year	12,874	—	—	12,874
Other real estate covered under shared-loss agreements remeasured during current year	122	—	—	122

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$70,977	$—	$—	$70,977
Other real estate not covered under shared-loss agreements remeasured during current year	44,963	—	—	44,963
Other real estate covered under shared-loss agreements remeasured during current year	439	—	—	439
Mortgage servicing rights	342	—	—	342
No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.
NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and former First Citizens Bancorporation, Inc. employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three months ended March 31, 2017 and 2016, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2017	2016
Service cost	$3,376	$3,220
Interest cost	7,380	7,180
Expected return on assets	(10,698)	(9,159)
Amortization of prior service cost	52	52
Amortization of net actuarial loss	2,234	1,600
Net periodic benefit cost	$2,344	$2,893
Bancorporation Plan
For the three months ended March 31, 2017 and 2016, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2017	2016
Service cost	$671	$650
Interest cost	1,683	1,675
Expected return on assets	(2,796)	(2,779)
Amortization of net actuarial loss	214	—
Net periodic benefit cost	$(228)	$(454)
No contributions were made during the three months ended March 31, 2017 to the BancShares or Bancorporation pension plans. BancShares does not expect to make any contributions to either of the defined benefit pension plans during 2017.
NOTE L - COMMITMENTS AND CONTINGENCIES
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At March 31, 2017, BancShares had unused commitments that were $9.03 billion, compared to $8.81 billion at December 31, 2016. Total unfunded commitments relating to investments in affordable housing projects was $61.9 million and $57.1 million at March 31, 2017 and December 31, 2016, respectively, and are included in other liabilities on BancShares' Consolidated Balance Sheets. Affordable housing project investments were $116.7 million and $109.8 million at March 31, 2017 and December 31, 2016, respectively, and are included in other assets on the Consolidated Balance Sheets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At March 31, 2017 and December 31, 2016, BancShares had standby letters of credit amounting to $80.3 million and $83.8 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million as of March 31, 2017 and December 31, 2016 for estimated losses arising from these standard representation and warranty provisions.

BancShares has a receivable from the FDIC totaling $4.0 million and $4.2 million as of March 31, 2017 and December 31, 2016, respectively, for the expected reimbursement of losses on assets covered under various shared-loss agreements. The shared-loss agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies and requests for reimbursement may be delayed or disallowed for noncompliance. See Note G for additional information on the receivable from the FDIC regarding the early termination of a shared-loss agreement during the first quarter of 2017.

The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of March 31, 2017 and December 31, 2016, the estimated clawback liability was $98.0 million and $97.0 million, respectively.

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

NOTE M - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive loss included the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on investment securities available for sale	$(36,587)	$(13,404)	$(23,183)	$(72,707)	$(26,832)	$(45,875)
Funded status of defined benefit plans	(139,274)	(51,516)	(87,758)	(141,774)	(52,457)	(89,317)
Total	$(175,861)	$(64,920)	$(110,941)	$(214,481)	$(79,289)	$(135,192)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31, 2017
(Dollars in thousands)	Unrealized (losses) gains on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(45,875)	$—	$(89,317)	$(135,192)
Other comprehensive income before reclassifications	22,677	—	—	22,677
Amounts reclassified from accumulated other comprehensive (loss) income	15	—	1,559	1,574
Net current period other comprehensive income	22,692	—	1,559	24,251
Ending balance	$(23,183)	$—	$(87,758)	$(110,941)

	Three months ended March 31, 2016
	Unrealized (losses) gains on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(15,125)	$(892)	$(48,423)	$(64,440)
Other comprehensive income before reclassifications	42,017	437	—	42,454
Amounts reclassified from accumulated other comprehensive (loss) income	(2,858)	—	1,020	(1,838)
Net current period other comprehensive income	39,159	437	1,020	40,616
Ending balance	$24,034	$(455)	$(47,403)	$(23,824)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three months ended March 31, 2017 and March 31, 2016:

(Dollars in thousands)	Three months ended March 31, 2017
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$(24)	Securities (losses) gains
	9	Income taxes
	$(15)	Net income
Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(2,234)	Employee benefits
	(2,500)	Employee benefits
	941	Income taxes
	$(1,559)	Net income
Total reclassifications for the period	$(1,574)

	Three months ended March 31, 2016
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$4,628	Securities (losses) gains
	(1,770)	Income taxes
	$2,858	Net income
Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(1,600)	Employee benefits
	(1,652)	Employee benefits
	632	Income taxes
	$(1,020)	Net income
Total reclassifications for the period	$1,838
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (MD&A) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2016 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2017, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us” and “BancShares” refer to the consolidated financial position and consolidated results of operations for BancShares.
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
Interest rates have presented significant challenges to commercial banks' efforts to generate earnings and shareholder value. Our strategy continues to focus on maintaining an interest rate risk profile that will benefit net interest income in a rising rate environment. Management drives to this goal by focusing on core customer deposits and loans in the targeted interest rate risk profile. Additionally, our initiatives focus on control of noninterest expenses, optimization of our branch network, and further enhancements to our technology and delivery channels. Refer to our Form 10-K for the year ended December 31, 2016 for further discussion of our strategy.
Significant Events in 2017
In March 2017, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to terminate the shared-loss agreement for Venture Bank. Under the terms of the agreement, FCB made a net payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in a one-time expense of $45 thousand during the first quarter of 2017.
In January 2017, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase certain assets and assume certain liabilities of Harvest Community Bank (HCB) of Pennsville, New Jersey. As a result of the HCB transaction, FCB recorded loans with a fair value of $85.1 million and investment securities with a fair value of $14.5 million. The fair value of deposits assumed was $121.8 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result, an acquisition gain of $12.0 million was recorded in the first quarter of 2017.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. First quarter 2017 national results indicate solid labor conditions and a moderate rise in household spending, while business capital spending has remained soft. The national unemployment rate declined from 4.7 percent in December 2016 to 4.5 percent in March 2017. According to the U.S. Department of Labor, the U.S. economy added approximately 533,000 new nonfarm payroll jobs during the first quarter of 2017. The U.S. housing market remains stable as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the first quarter that the U.S. labor market continued to strengthen and growth of economic activity has continued to expand at a modest pace. In light of the cumulative progress made, the FOMC decided to raise the target range for the federal funds rate by 25 basis points. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation. The FOMC expects that economic activity will expand at a moderate pace and labor market conditions will continue to strengthen with gradual increases in the federal funds rate in the future.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the fourth quarter of 2016. FDIC-insured institutions reported a 7.7 percent increase in net income compared to the fourth quarter of 2015 as a result of growth in interest-bearing assets generating higher net interest income. Banking industry average net interest margin was 3.13 percent in the fourth quarter of 2016, up from 3.07 percent in the fourth quarter of 2015. Total loans and leases increased by 0.8 percent from the same quarter a year ago primarily due to growth in credit cards, loans secured by nonfarm nonresidential real estate and real estate construction development loans.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the first quarter of 2017 was $67.6 million, or $5.63 per share, compared to $52.7 million, or $4.39 per share, for the fourth quarter of 2016, and $52.1 million, or $4.34 per share, for the corresponding period of 2016. BancShares’ current quarter results generated an annualized return on average assets of 0.82 percent and an annualized return on average equity of 8.96 percent, compared to respective returns of 0.63 percent and 6.86 percent for the fourth quarter of 2016, and 0.66 percent and 7.17 percent for the first quarter of 2016. Net interest margin for the first quarter of 2017 was 3.25 percent, compared to 3.14 percent for the fourth quarter of 2016 and 3.18 percent for the first quarter of the prior year.
Earnings for the first quarter of 2017 included a pre-tax acquisition gain of $12.0 million recognized in connection with the January 13, 2017, FDIC-assisted transaction involving certain assets and liabilities assumed of Harvest Community Bank (HCB) of Pennsville, New Jersey. Earnings before income taxes for the same period in 2016 included $4.6 million in investment securities gains and a $1.7 million gain recognized in connection with the March 11, 2016, acquisition of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin.
Key highlights in the first quarter of 2017 include:

•	FCB completed the acquisition of HCB which contributed $82.5 million in loans and leases and $106.8 million in deposit balances at March 31, 2017.

•	Loans grew by $168.6 million to $21.91 billion, or by 3.2 percent on an annualized basis, during the first quarter of 2017, reflecting originated portfolio growth and the HCB acquisition.

•
Deposits increased $841.4 million, or by 12.1 percent on an annualized basis, from December 31, 2016, primarily due to organic growth in low-cost demand deposit accounts and the deposit balances acquired from HCB.

•
Net interest income increased $6.4 million, or by 2.6 percent, compared to the fourth quarter of 2016. The increase was primarily due to higher interest income earned on purchased credit impaired (PCI) loans and investment securities.

•
The taxable-equivalent net interest margin increased 11 basis points to 3.25 percent, compared to the fourth quarter of 2016. The most significant components of the increase were improved investment yields, higher investment portfolio balances and higher non-PCI loan balances.

•
Net charge-offs on total loans and leases were $6.1 million, or 0.11 percent of average loans and leases on an annualized basis, compared to $9.2 million, or 0.17 percent, during the fourth quarter of 2016.

•
BancShares remained well capitalized at March 31, 2017, under Basel III capital requirements with a Tier 1 risk-based capital ratio of 12.57 percent, common equity Tier 1 ratio of 12.57 percent, total risk-based capital ratio of 13.99 percent and leverage capital ratio of 9.15 percent.

Table 1
Selected Quarterly Data

	2017	2016
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$260,857	$254,782	$246,494	$243,369	$243,112
Interest expense	10,514	10,865	10,645	11,180	10,392
Net interest income	250,343	243,917	235,849	232,189	232,720
Provision for loan and lease losses	8,231	16,029	7,507	4,562	4,843
Net interest income after provision for loan and lease losses	242,112	227,888	228,342	227,627	227,877
Gain on acquisitions	12,017	—	837	3,290	1,704
Noninterest income excluding gain on acquisitions	115,275	124,698	117,004	136,960	103,578
Noninterest expense	264,345	271,531	267,233	258,303	251,671
Income before income taxes	105,059	81,055	78,950	109,574	81,488
Income taxes	37,438	28,365	27,546	40,258	29,416
Net income	$67,621	$52,690	$51,404	$69,316	$52,072
Net interest income, taxable equivalent	$251,593	$245,330	$237,146	$233,496	$234,187
PER SHARE DATA
Net income	$5.63	$4.39	$4.28	$5.77	$4.34
Cash dividends	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	335.37	355.00	293.89	258.91	251.07
Book value at period end	258.17	250.82	256.76	252.76	246.55
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$33,494,500	$33,223,995	$32,655,417	$32,161,905	$31,705,658
Investment securities	7,084,986	6,716,873	6,452,532	6,786,463	6,510,248
Loans and leases (1)	21,951,444	21,548,313	21,026,510	20,657,094	20,349,091
Interest-earning assets	31,298,970	31,078,428	30,446,592	29,976,629	29,558,629
Deposits	28,531,166	28,231,477	27,609,418	27,212,814	26,998,026
Long-term obligations	816,953	835,509	842,715	817,750	750,446
Interest-bearing liabilities	19,669,075	19,357,282	19,114,740	19,092,287	19,067,251
Shareholders' equity	$3,061,099	$3,056,426	$3,058,155	$2,989,097	$2,920,611
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$34,018,405	$32,990,836	$32,971,910	$32,230,403	$32,195,657
Investment securities	7,119,944	7,006,678	6,384,940	6,557,736	6,687,483
Loans and leases:
PCI	848,816	809,169	868,200	921,467	945,887
Non-PCI	21,057,633	20,928,709	20,428,780	19,821,104	19,471,802
Deposits	29,002,768	28,161,343	27,925,253	27,257,774	27,365,245
Long-term obligations	727,500	832,942	840,266	850,504	779,087
Shareholders' equity	$3,100,696	$3,012,427	$3,083,748	$3,035,704	$2,961,194
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.82%	0.63%	0.63%	0.87%	0.66%
Rate of return on average shareholders' equity (annualized)	8.96	6.86	6.69	9.33	7.17
Net yield on interest-earning assets (taxable equivalent)	3.25	3.14	3.10	3.13	3.18
Allowance for loan and lease losses to total loans and leases:
PCI	1.29	1.70	1.34	1.25	1.45
Non-PCI	1.00	0.98	0.98	0.99	0.99
Total	1.01	1.01	1.00	1.00	1.01
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	0.59	0.66	0.75	1.17	4.74
Noncovered	0.66	0.67	0.75	0.77	0.74
Total	0.66	0.67	0.75	0.77	0.80
Tier 1 risk-based capital ratio	12.57	12.42	12.50	12.63	12.58
Common equity Tier 1 ratio	12.57	12.42	12.50	12.63	12.58
Total risk-based capital ratio	13.99	13.85	13.96	14.10	14.09
Leverage capital ratio	9.15	9.05	9.07	9.09	9.00
Dividend payout ratio	5.33	6.83	7.01	5.20	6.91
Average loans and leases to average deposits	76.94	76.33	76.16	75.91	75.37
(1) Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.

BUSINESS COMBINATIONS
Harvest Community Bank
In January 2017, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of HCB. The acquisition provides FCB the opportunity to grow capital and enhance earnings. This was an FDIC-assisted transaction; however, it has no shared-loss agreement.

The HCB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 2
Harvest Community Bank

(Dollars in thousands)	As recorded by FCB
Assets
Cash and cash equivalents	$3,350
Overnight investments	7,478
Investment securities	14,455
Loans	85,149
Income earned not collected	31
Intangible assets	850
Other assets	237
Total assets acquired	111,550
Liabilities
Deposits	121,755
Other liabilities	74
Total liabilities assumed	121,829
Fair value of net liabilities assumed	(10,279)
Cash received from FDIC	22,296
Gain on acquisition of HCB	$12,017
Merger-related expenses of $735 thousand were recorded in the Consolidated Statements of Income for the first quarter of 2017. Loan-related interest income generated from HCB was approximately $1.0 million since the acquisition date.
All loans resulting from the HCB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality, and are therefore accounted for as PCI loans.
FDIC-Assisted Transactions
BancShares completed nine FDIC-assisted transactions during the period beginning in 2009 through 2016, and it acquired HCB in its tenth such transaction during 2017. These transactions provided significant contributions to our results of operations. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the thirteen FDIC-assisted transactions (including the three completed by Bancorporation) included shared-loss agreements that, for their terms, protected us from a portion of the credit and asset quality risk we would otherwise incur. The Capitol City Bank & Trust, North Milwaukee State Bank, First CornerStone Bank and Harvest Community Bank transactions did not include shared-loss agreements.

During the first quarter of 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture
Bank (VB). Under the terms of the agreement, FCB made a payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in an adjustment of $240 thousand to the FDIC shared-loss receivable and a $45 thousand loss on the termination of the shared-loss agreement. In addition to the shared-loss agreement termination for VB, FCB terminated five share-loss agreements in 2016, including Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank. All rights and obligations of FCB and the FDIC under the shared-loss agreements, including the clawback provisions and the settlement of outstanding shared-loss claims, have been resolved and terminated under the termination agreements. The termination of the FDIC shared-loss agreements had no impact on the yields of the loans that were previously covered under these agreements. FCB will recognize all future recoveries, losses and expenses related to the previously covered assets since the FDIC will no longer share in those amounts.

As of March 31, 2017, shared-loss protection has expired or has been terminated for all non-single family residential loans. Shared-loss protection remains only for single family residential loans acquired from United Western Bank and Georgian Bank in the amount of $75.9 million. For those acquired loans with shared-loss agreements remaining, generally, losses on single family residential loans are covered for ten years.

Table 3
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	March 31, 2017			December 31, 2016			March 31, 2016
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$21,951,444	$227,792	4.20%	$21,548,313	$226,651	4.19%	$20,349,091	$217,732	4.30%
Investment securities:
U. S. Treasury	1,644,598	4,199	1.04	1,593,610	3,328	0.83	1,533,028	2,880	0.76
Government agency	53,545	205	1.53	172,037	396	0.92	463,597	1,031	0.89
Mortgage-backed securities	5,241,296	24,322	1.86	4,802,198	20,937	1.74	4,467,186	19,012	1.70
Corporate bonds	57,104	980	6.87	54,255	772	5.69	10,659	166	6.23
State, county and municipal	—	—	—	—	—	—	196	1	2.73
Other	88,443	133	0.61	94,773	253	1.06	35,582	91	1.02
Total investment securities	7,084,986	29,839	1.69	6,716,873	25,686	1.53	6,510,248	23,181	1.43
Overnight investments	2,262,540	4,476	0.80	2,813,242	3,858	0.55	2,699,290	3,666	0.54
Total interest-earning assets	31,298,970	$262,107	3.39%	31,078,428	$256,195	3.28%	29,558,629	$244,579	3.32%
Cash and due from banks	496,929			478,779			470,159
Premises and equipment	1,130,049			1,134,228			1,131,235
FDIC shared-loss receivable	5,456			5,584			8,742
Allowance for loan and lease losses	(220,811)			(214,463)			(206,338)
Other real estate owned	60,034			65,670			65,616
Other assets	723,873			675,769			677,615
Total assets	$33,494,500			$33,223,995			$31,705,658

Liabilities
Interest-bearing deposits:
Checking with interest	$4,834,779	$252	0.02%	$4,696,279	$261	0.02%	$4,317,299	$200	0.02%
Savings	2,160,689	184	0.03	2,080,598	161	0.03	1,944,805	145	0.03
Money market accounts	8,343,092	1,859	0.09	8,113,686	1,619	0.08	8,335,030	1,642	0.08
Time deposits	2,815,682	2,141	0.31	2,892,143	2,411	0.33	3,061,333	2,672	0.35
Total interest-bearing deposits	18,154,242	4,436	0.10	17,782,706	4,452	0.10	17,658,467	4,659	0.11
Repurchase agreements	669,923	404	0.24	726,318	485	0.27	655,787	433	0.27
Other short-term borrowings	27,957	176	2.51	12,749	52	1.63	2,551	1	0.12
Long-term obligations	816,953	5,498	2.69	835,509	5,876	2.81	750,446	5,299	2.82
Total interest-bearing liabilities	19,669,075	10,514	0.22	19,357,282	10,865	0.22	19,067,251	10,392	0.22
Demand deposits	10,376,924			10,448,771			9,339,559
Other liabilities	387,402			361,516			378,237
Shareholders' equity	3,061,099			3,056,426			2,920,611
Total liabilities and shareholders' equity	$33,494,500			$33,223,995			$31,705,658
Interest rate spread			3.17%			3.06%			3.10%

Net interest income and net yield on interest-earning assets		$251,593	3.25%		$245,330	3.14%		$234,187	3.18%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent, 3.1 percent and 5.5 percent for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The taxable-equivalent adjustment was $1,250, $1,413 and $1,467 for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Table 4
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended March 31, 2017
	Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$16,033	$(5,973)	$10,060
Investment securities:
U. S. Treasury	235	1,084	1,319
Government agency	(1,240)	414	(826)
Mortgage-backed securities	3,407	1,903	5,310
Corporate bonds	760	54	814
State, county and municipal	(1)	—	(1)
Other	105	(63)	42
Total investment securities	3,266	3,392	6,658
Overnight investments	(751)	1,561	810
Total interest-earning assets	$18,548	$(1,020)	$17,528
Liabilities
Interest-bearing deposits:
Checking with interest	$39	$13	$52
Savings	27	12	39
Money market accounts	7	210	217
Time deposits	(221)	(310)	(531)
Total interest-bearing deposits	(148)	(75)	(223)
Repurchase agreements	14	(43)	(29)
Other short-term borrowings	84	91	175
Long-term obligations	456	(257)	199
Total interest-bearing liabilities	406	(284)	122
Change in net interest income	$18,142	$(736)	$17,406
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
First Quarter 2017
Compared to the fourth quarter of 2016, net interest income increased $6.4 million, or by 2.6 percent, to $250.3 million for the first quarter of 2017. On a taxable-equivalent basis, net interest income increased $6.3 million, or by 2.6 percent, from $245.3 million during the fourth quarter of 2016. The increase was due to higher investment securities interest income of $4.1 million, an increase in PCI loan interest income of $2.3 million, a $618 thousand increase in interest income earned on overnight investments and a decrease in interest expense of $351 thousand, partially offset by a decrease in non-PCI loan interest income of $1.0 million.
Compared to the first quarter of 2016, net interest income increased by $17.6 million, or 7.6 percent. On a taxable-equivalent basis, net interest income was $251.6 million, an increase of $17.4 million, or 7.4 percent, from the first quarter of 2016. The increase was primarily due to a $12.8 million increase in non-PCI loan interest income due to originated loan volume, a $6.7 million increase in investment securities interest income and an $810 thousand increase in interest income earned on excess cash held in overnight investments. These increases in net interest income were offset by a decline in PCI loan income of $2.6 million resulting from continued PCI loan portfolio run-off and a $122 thousand increase in interest expense.
The taxable-equivalent net interest margin was 3.25 percent for the first quarter of 2017, an increase of 11 basis points from the fourth quarter of 2016 and an increase of 7 basis points from the same quarter in the prior year. The margin improvement for both periods was primarily due to improved investment yields, as well as higher non-PCI loan and investment portfolio balances.
Average quarter-to-date interest earning assets increased by $220.5 million since the fourth quarter of 2016, reflecting a $403.1 million increase in average outstanding loans, due to originated loan growth and loans acquired in the HCB acquisition and a $368.1 million increase in average investment securities, partially offset by a $550.7 million reduction in average overnight investments. Average quarter-to-date interest earning assets increased by $1.74 billion compared to the same quarter in the prior year. Growth in average interest-earning assets was primarily funded by growth in deposits. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth of $1.38 billion and the acquisitions of First CornerStone Bank (FCSB), Cordia Bancorp, Inc. (Cordia) and HCB.
Average interest-bearing liabilities increased by $311.8 million compared to the fourth quarter of 2016, due to a $371.5 million increase in average interest-bearing deposits resulting from organic growth and the HCB acquisition, offset by a $41.2 million decrease in average short-term borrowings and an $18.6 million decrease in average long-term obligations. When compared to the same quarter in the prior year, average interest-bearing liabilities increased $601.8 million primarily due to growth in average interest-bearing deposits and the acquisitions of FCSB, Cordia and HCB. The rate on interest-bearing liabilities was unchanged at 0.22 percent as lower deposit funding costs in the first quarter of 2017 offset higher borrowing costs resulting from additional FHLB advances during 2016 to mitigate interest rate risk from long-term fixed-rate loans.
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

Table 5
Noninterest Income

	Three months ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Gain on acquisitions	$12,017	$—	$1,704
Cardholder services	21,258	21,468	19,358
Merchant services	24,987	24,382	21,977
Service charges on deposit accounts	22,142	22,471	21,850
Wealth management services	20,962	19,381	19,634
Securities (losses) gains	(24)	9,164	4,628
Other service charges and fees	7,601	6,708	6,989
Mortgage income	7,576	7,808	1,311
Insurance commissions	3,558	2,952	3,178
ATM income	1,773	1,765	1,765
Adjustments to FDIC receivable for shared-loss agreements	(1,628)	(2,052)	(2,533)
Net impact from FDIC shared-loss termination	(45)	—	—
Recoveries of PCI loans previously charged off	5,224	8,220	2,884
Other	1,891	2,431	2,537
Total noninterest income	$127,292	$124,698	$105,282
In the first quarter of 2017, noninterest income was $127.3 million, an increase of $2.6 million from the fourth quarter of 2016. The increase was driven primarily by the $12.0 million gain on the acquisition of HCB, higher wealth management services fees of $1.6 million and an increase in other service charges and fees of $893 thousand. These increases were partially offset by lower investment securities gains of $9.2 million and a $3.0 million decline in recoveries of PCI loans previously charged-off.
Noninterest income excluding acquisition gains was $115.3 million for the first quarter of 2017 compared to $103.6 million for the same period of 2016. The increase was driven by higher mortgage income of $6.3 million due primarily to a favorable interest rate lock commitment position in the current quarter and an impairment charge of $1.9 million on mortgage servicing assets recognized in the first quarter of 2016. Noninterest income also benefited from a $3.0 million increase in merchant services as a result of higher sales volume and a $1.9 million increase in cardholder income due to higher sales volume and a rewards product launch, a $2.3 million increase in recoveries of PCI loans previously charged off, a $1.3 million increase in wealth management services fees, and lower FDIC receivable adjustments of $905 thousand. These favorable impacts were offset by a $4.7 million reduction in securities gains.

Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense and merchant processing expenses.
Table 6
Noninterest Expense

	Three months ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Salaries and wages	$112,263	$112,631	$103,899
Employee benefits	29,293	24,757	27,350
Occupancy expense	24,762	27,785	25,012
Equipment expense	24,588	23,705	22,345
Merchant processing	16,783	16,662	15,087
Cardholder processing	5,553	5,935	6,084
FDIC insurance expense	5,593	5,794	4,789
Foreclosure-related expenses	2,471	1,859	1,731
Merger-related expenses	833	154	38
Processing fees paid to third parties	4,316	5,328	4,102
Cardholder reward programs	2,544	2,953	2,120
Telecommunications	3,612	3,855	3,589
Consultant expense	1,879	3,327	1,771
Collection expense	1,292	1,788	2,581
Advertising expense	2,500	2,682	2,055
Core deposit intangible amortization	3,921	4,196	4,318
Other	22,142	28,120	24,800
Total noninterest expense	$264,345	$271,531	$251,671
Noninterest expense was $264.3 million in the first quarter of 2017, a decrease of $7.2 million from the fourth quarter of 2016. The change was attributable to the following drivers:

•	Occupancy expense declined $3.0 million. The largest component of the decline was related to building repairs as a result of Hurricane Matthew recognized in the fourth quarter of 2016.

•	Consultant expense declined $1.4 million primarily due to non-recurring expenses recognized in the fourth quarter of 2016.

•	Processing fees paid to third parties declined $1.0 million primarily due to conversion and contract termination costs recognized in the fourth quarter of 2016.

•
Other expense declined primarily as a result of a $1.2 million reversal of a repurchase reserve on a Small Business Administration (SBA) guaranteed loan, lower losses on asset sales of $528 thousand, lower operational losses of $423 thousand, a decline in appraisal expense of $332 thousand and an increase to the unfunded commitment reserve of $754 thousand recorded in the fourth quarter of 2016.

•	Employee benefits increased by $4.5 million as a result of higher payroll taxes and health care costs.
Noninterest expense was $264.3 million in the first quarter of 2017, an increase of $12.7 million from the same period of 2016. The change was attributable to the following drivers:

•	Personnel expense, which includes salaries, wages and employee benefits, increased by $10.3 million primarily due to merit increases, increased headcount and higher payroll incentives.

•	Equipment expense increased by $2.2 million due to software maintenance and software projects placed into service over the past year.

•	Merchant processing expense increased by $1.7 million related to higher sales volume.

•	Collection expense declined $1.3 million resulting from managing fewer nonperforming assets.

Income Taxes
Income tax expense was $37.4 million, $28.4 million and $29.4 million for the first quarter of 2017, fourth quarter of 2016 and first quarter of 2016, representing effective tax rates of 35.6 percent, 35.0 percent and 36.1 percent during the respective periods.
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

INTEREST-EARNING ASSETS
Interest-earning assets include loans and leases, investment securities, and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier assets typically carry a higher interest rate but expose us to higher levels of market risk.

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

Interest-earning assets averaged $31.30 billion and $31.08 billion for the quarters ended March 31, 2017 and December 31, 2016, respectively. The $220.5 million increase from December 31, 2016 was due to a $403.1 million increase in loans and leases primarily as a result of originated loan growth and the HCB acquisition, and a $368.1 million increase in investment securities, offset by a $550.7 million decline in overnight investments.

Investment Securities

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

Investment securities were $7.12 billion at March 31, 2017, compared to $7.01 billion and $6.69 billion at December 31, 2016 and March 31, 2016, respectively. The $113.3 million and $432.6 million increase in the portfolio from December 31, 2016 and March 31, 2016, respectively, was attributable to continued progress in reinvesting proceeds from prior sales, maturities and paydowns of securities back into the investment portfolio.

As of March 31, 2017, investment securities available for sale had a net pre-tax unrealized loss of $36.6 million, compared to a net pre-tax unrealized loss of $72.7 million as of December 31, 2016 and a net pre-tax unrealized gain of $38.9 million as of March 31, 2016. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2017. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

Sales of investment securities for the three months ended March 31, 2017 resulted in a net realized loss of $24 thousand compared to a net gain of $9.2 million and $4.6 million for three months ended December 31, 2016 and March 31, 2016, respectively.

At March 31, 2017, mortgage-backed securities represented 74.5 percent of investment securities available for sale, compared to U.S. Treasury, government agency securities, equity securities, corporate bonds and other, which represented 22.7 percent, 0.6 percent, 1.3 percent, 0.7 percent and 0.2 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Since December 31, 2016, cash flows from sales, maturities and paydowns of U.S. Treasury, government agency securities, and mortgage-backed securities have largely been reinvested into similar securities. The carrying value of mortgage-backed securities and equity securities increased by $130.7 million and $10.8 million, respectively, while U.S. Treasury and government agency securities declined $32.2 million and $177 thousand, respectively, since December 31, 2016.

Table 7
Investment Securities

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,619,380	$1,618,168	$1,650,675	$1,650,319	$1,538,907	$1,541,215
Government agency	40,185	40,221	40,291	40,398	355,488	356,157
Mortgage-backed securities	5,363,747	5,306,107	5,259,466	5,175,425	4,693,313	4,727,282
Equity securities	72,064	94,265	71,873	83,507	50,066	52,095
Corporate bonds	49,370	49,565	49,367	49,562	8,500	8,500
Other	11,702	11,535	7,615	7,369	2,115	2,040
Total investment securities available for sale	7,156,448	7,119,861	7,079,287	7,006,580	6,648,389	6,687,289
Investment securities held to maturity:
Mortgage-backed securities	83	89	98	104	194	203
Total investment securities	$7,156,531	$7,119,950	$7,079,385	$7,006,684	$6,648,583	$6,687,492

Loans and Leases
Loans were $21.91 billion at March 31, 2017, a net increase of $168.6 million compared to December 31, 2016, representing growth of 3.2 percent on an annualized basis. Originated loans increased by $161.4 million primarily related to growth in the commercial portfolio. Originated loan growth was partially offset by the sale of certain residential mortgage loans totaling $32.5 million, which resulted in a gain of $164 thousand. PCI loans increased by $39.6 million reflecting net loans acquired from HCB of $82.5 million at March 31, 2017, offset by loan run-off of $42.9 million.
Non-PCI loans increased by $1.59 billion, compared to March 31, 2016, reflecting originated loan growth and the Cordia acquisition impact. PCI loans decreased by $97.1 million from March 31, 2016, due to continued pay downs in the PCI loan portfolio, offset by the contributions from the FCSB and HCB acquisitions.

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

PCI loans at March 31, 2017 were $848.8 million, representing 3.9 percent of total loans and leases, compared to $809.2 million and $945.9 million at December 31, 2016 and March 31, 2016, respectively.

PCI commercial loans were $529.8 million at March 31, 2017, an increase of $29.9 million since December 31, 2016 and a decrease of $64.4 million since March 31, 2016. At March 31, 2017, PCI noncommercial loans were $319.0 million, an increase of $9.8 million and a decrease of $32.7 million since December 31, 2016 and March 31, 2016, respectively. The increases from December 31, 2016 reflect net loans acquired from HCB, offset by continued loan run-off. The decreases from March 31, 2016 were due to the run-off in the PCI loan portfolio, offset by the contributions from the FCSB and HCB acquisitions.

Non-PCI Loans and Leases
The non-PCI portfolio includes loans that management has the intent and ability to hold and are reported at the principal balance outstanding, net of deferred loan fees, including unearned income and unamortized costs, fees, premiums and discounts. Non-PCI loans include originated commercial loans and leases, originated noncommercial loans, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans are not impaired and, therefore, do not have a discount at least in part due to credit quality at the time of acquisition. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans at March 31, 2017 were $21.06 billion, representing 96.1 percent of total loans and leases, compared to $20.93 billion and $19.47 billion at December 31, 2016 and March 31, 2016, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $13.86 billion at March 31, 2017, an increase of $100.7 million and $1.07 billion, compared to December 31, 2016 and March 31, 2016, respectively, resulting from originated loan growth. The increase from March 31, 2016 was also attributable to the impact of the Cordia acquisition.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $7.20 billion at March 31, 2017, an increase of $28.3 million and $514.4 million compared to December 31, 2016 and March 31, 2016, respectively, resulting from originated loan growth. The increase from March 31, 2016 was also attributable to the impact of the Cordia acquisition.

Table 8
Loans and Leases

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Non-PCI loans and leases:
Commercial:
Construction and land development	$683,415	$649,157	$626,311
Commercial mortgage	9,173,612	9,026,220	8,353,631
Other commercial real estate	364,862	351,291	324,858
Commercial and industrial	2,477,911	2,567,501	2,389,946
Lease financing	840,201	826,270	751,292
Other	321,352	340,264	343,877
Total commercial loans	13,861,353	13,760,703	12,789,915
Noncommercial:
Residential mortgage	2,945,361	2,889,124	2,718,208
Revolving mortgage	2,604,156	2,601,344	2,521,902
Construction and land development	218,103	231,400	213,232
Consumer	1,428,660	1,446,138	1,228,545
Total noncommercial loans	7,196,280	7,168,006	6,681,887
Total non-PCI loans and leases	21,057,633	20,928,709	19,471,802
PCI loans:
Commercial:
Construction and land development	26,542	20,766	32,799
Commercial mortgage	455,551	453,013	526,776
Other commercial real estate	18,723	12,645	18,050
Commercial and industrial	27,794	11,844	14,742
Other	1,244	1,702	1,860
Total commercial loans	529,854	499,970	594,227
Noncommercial:
Residential mortgage	275,904	268,777	298,662
Revolving mortgage	40,345	38,650	50,574
Consumer	2,713	1,772	2,424
Total noncommercial loans	318,962	309,199	351,660
Total PCI loans	848,816	809,169	945,887
Total loans and leases	$21,906,449	$21,737,878	$20,417,689

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $220.9 million at March 31, 2017, representing increases of $2.1 million and $14.2 million since December 31, 2016 and March 31, 2016, respectively. The ALLL as a percentage of total loans and leases was 1.01 percent at March 31, 2017, unchanged from December 31, 2016 and March 31, 2016.

BancShares credit quality trends have stabilized since March 31, 2016; however, the commercial non-PCI loan portfolio experienced select credit downgrades during the current quarter. However, the noncommercial non-PCI loan portfolio sustained low charge-off and delinquency trends. At March 31, 2017, the ALLL allocated to non-PCI loans and leases was $210.0 million, or 1.00 percent of non-PCI loans and leases, compared to $205.0 million, or 0.98 percent, at December 31, 2016 and $193.0 million, or 0.99 percent, at March 31, 2016. The ALLL for non-PCI loans and leases increased from both December 31, 2016 and March 31, 2016 primarily due to select downgrades in the commercial portfolio and continued loan growth. An additional ALLL of $10.9 million relates to PCI loans at March 31, 2017, compared to $13.8 million at both December 31, 2016 and March 31, 2016. The ALLL on the PCI loan portfolio declined from both periods due to continued loan run-off and certain loan factors related to defaults and prepayments were updated during the first quarter of 2017, resulting in a net provision credit in the current period.

The ALLL allocated to originated non-PCI loans and leases was 1.09 percent of originated non-PCI loans and leases at March 31, 2017, compared to 1.09 percent and 1.14 percent at December 31, 2016 and March 31, 2016, respectively. Originated non-PCI loans were $19.24 billion, $18.82 billion and $16.98 billion at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

BancShares recognized $8.2 million net provision expense for loan and lease losses during the first quarter of 2017, compared to $16.0 million in the fourth quarter of 2016 and $4.8 million in the first quarter of 2016. Provision expense for non-PCI loan and leases was $11.0 million in the first quarter of 2017, compared to $13.9 million in the fourth quarter of 2016 and $6.8 million in the first quarter of 2016. The $2.8 million decrease in non-PCI provision expense from the fourth quarter of 2016 was due to lower originated loan growth and lower net charge-offs, offset by select downgrades in the commercial portfolio during the current quarter. The $4.3 million increase in non-PCI provision expense from the first quarter of 2016 was due to higher net charge-offs and select downgrades in the commercial portfolio, offset by lower originated loan growth in the current quarter.

PCI loan net provision credit was $2.8 million during the first quarter of 2017, compared to a provision expense of $2.1 million and a net provision credit of $2.0 million for the fourth quarter of 2016 and first quarter of 2016, respectively. In accordance with our ALLL methodology, certain loan factors related to defaults and prepayments were updated during the first quarter of 2017, resulting in the net provision credit in the current period.

On an annualized basis, total net charge-offs as a percentage of total average loans and leases for the first quarter of 2017 was 0.11 percent, compared to 0.17 percent in the fourth quarter of 2016 and 0.08 percent in the first quarter of 2016. Net charge-offs for non-PCI loans and leases were $6.1 million during the first quarter of 2017, compared to $9.2 million and $3.7 million during the fourth quarter of 2016 and first quarter of 2016, respectively. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases during the first quarter of 2017 were 0.12 percent, compared to 0.18 percent in the fourth quarter of 2016 and 0.08 percent in the first quarter of 2016.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at March 31, 2017, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 9
Allowance for Loan and Lease Losses Components by Loan Class

	2017	2016
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$218,795	$211,950	$208,008	$206,783	$206,216
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	2,536	10,802	835	291	943
Commercial mortgage	6	(20,844)	(2,163)	701	394
Other commercial real estate	304	958	150	(79)	(104)
Commercial and industrial	3,592	9,347	2,954	81	2,201
Lease financing	575	300	274	343	(282)
Other	517	985	183	37	(328)
Total commercial loans	7,530	1,548	2,233	1,374	2,824
Noncommercial:
Residential mortgage	1,061	6,654	531	1,487	776
Revolving mortgage	840	(4,541)	679	1,470	1,158
Construction and land development	(83)	(208)	88	78	87
Consumer	1,728	10,439	3,899	2,299	1,995
Total noncommercial loans	3,546	12,344	5,197	5,334	4,016
Total non-PCI provision	11,076	13,892	7,430	6,708	6,840
PCI provision for loan losses	(2,845)	2,137	77	(2,146)	(1,997)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(77)	(41)	(77)	(136)	(426)
Commercial mortgage	(37)	(392)	(461)	(44)	(90)
Other commercial real estate	(5)	—	—	—	—
Commercial and industrial	(3,253)	(5,321)	(1,198)	(1,177)	(1,317)
Lease financing	(173)	(310)	(132)	—	—
Other	(123)	15	—	(88)	(71)
Total commercial loans	(3,668)	(6,049)	(1,868)	(1,445)	(1,904)
Noncommercial:
Residential mortgage	(250)	(245)	(328)	(179)	(174)
Revolving mortgage	(825)	(779)	(391)	(1,081)	(1,036)
Construction and land development	—	—	—	—	—
Consumer	(3,966)	(4,241)	(3,623)	(3,136)	(3,108)
Total noncommercial loans	(5,041)	(5,265)	(4,342)	(4,396)	(4,318)
Total non-PCI charge-offs	(8,709)	(11,314)	(6,210)	(5,841)	(6,222)
Non-PCI Recoveries:
Commercial:
Construction and land development	55	120	69	129	80
Commercial mortgage	364	147	378	500	256
Other commercial real estate	4	10	13	10	143
Commercial and industrial	265	207	328	525	479
Lease financing	6	4	5	1	180
Other	13	19	170	29	321
Total commercial loans	707	507	963	1,194	1,459
Noncommercial:
Residential mortgage	287	72	334	41	20
Revolving mortgage	552	414	256	214	32
Construction and land development	—	63	—	—	3
Consumer	1,080	1,074	1,092	1,111	990
Total noncommercial loans	1,919	1,623	1,682	1,366	1,045
Total non-PCI recoveries	2,626	2,130	2,645	2,560	2,504
Non-PCI loans and leases charged off, net	(6,083)	(9,184)	(3,565)	(3,281)	(3,718)
PCI loans charged off, net	—	—	—	(56)	(558)
Allowance for loan and lease losses at end of period	$220,943	$218,795	$211,950	$208,008	$206,783
Reserve for unfunded commitments	$1,198	$1,133	$379	$399	$407
First Quarter 2017 to Fourth Quarter 2016
Provision expense for non-PCI commercial loans was $7.5 million in the first quarter of 2017, compared to $1.5 million for the fourth quarter of 2016. The increase in provision expense was primarily due to select credit downgrades in the commercial portfolio and the impact of updating loan loss factors for this portfolio primarily related to loss experience in accordance with our ALLL methodology in the fourth quarter of 2016.

The provision expense for non-PCI noncommercial loans was $3.5 million in the first quarter of 2017, compared to $12.3 million for the fourth quarter of 2016. The decline in provision expense was due to lower loan growth in the current quarter compared to the prior quarter and the result of updating loan loss factors primarily related to delinquency trends for this portfolio in accordance with our ALLL methodology.
First Quarter 2017 to First Quarter 2016
Provision expense for non-PCI commercial construction and land development loans was $2.5 million in the first quarter of 2017, compared to $943 thousand for the same period of 2016. The increase in provision expense was due to higher loan growth in 2017 compared to the prior year and the result of updating loan loss factors for this portfolio during the fourth quarter of 2016 given an increase in loss experience in accordance with our ALLL methodology.
Provision expense for non-PCI commercial and industrial loans was $3.6 million for the first quarter of 2017, compared to $2.2 million for the same period of 2016. The increase in provision expense was due to select credit downgrades related to medical and dental borrowers during the current quarter, offset by lower loan growth in 2017 compared to the prior year.
Table 10
Allowance for Loan and Lease Losses Metrics and Ratios

	2017	2016
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Average loans and leases:
PCI	$857,501	$831,858	$892,115	$931,820	$939,839
Non-PCI	21,093,943	20,716,455	20,134,395	19,725,274	19,409,252
Loans and leases at period-end:
PCI	848,816	809,169	868,200	921,467	945,887
Non-PCI	21,057,633	20,928,709	20,428,780	19,821,104	19,471,802
Allowance for loan and lease losses allocated to loans and leases:
PCI	10,924	13,769	11,632	11,555	13,757
Non-PCI	210,019	205,026	200,318	196,453	193,026
Total	$220,943	$218,795	$211,950	$208,008	$206,783
Net charge-offs (annualized) to average loans and leases:
PCI	—%	—%	—%	0.02%	0.24%
Non-PCI	0.12	0.18	0.07	0.07	0.08
Total	0.11	0.17	0.07	0.06	0.08
ALLL to total loans and leases:
PCI	1.29	1.70	1.34	1.25	1.45
Non-PCI	1.00	0.98	0.98	0.99	0.99
Total	1.01	1.01	1.00	1.00	1.01
The ALLL as a percentage of total loans and leases at March 31, 2017 was 1.01 percent, unchanged from December 31, 2016 and March 31, 2016.

The non-GAAP reconciliation in Table 11 provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans and leases for the periods presented. Management uses these non-GAAP financial measures to monitor performance and believes this measure provides meaningful information as the remaining unamortized discounts provide coverage for losses similar to the ALLL. Non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of BancShares' results or financial condition as reported under GAAP.

Table 11
Adjusted Allowance for Loan and Lease Losses (Non-GAAP)

	2017	2016
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
ALLL on non-PCI loans and leases (GAAP)	$210,019	$205,026	$200,318	$196,453	$193,026
Unamortized discount related to non-PCI loans and leases (GAAP)	28,402	31,525	36,126	34,991	37,878
Adjusted ALLL on non-PCI loans and leases (non-GAAP)	238,421	236,551	236,444	231,444	230,904

ALLL on PCI loans (GAAP)	10,924	13,769	11,632	11,555	13,757
Unamortized discount related to PCI loans (GAAP)	120,879	118,946	127,200	136,516	140,379
Adjusted ALLL on PCI loans (non-GAAP)	131,803	132,715	138,832	148,071	154,136

Total ALLL (GAAP)	220,943	218,795	211,950	208,008	206,783
Net acquisition accounting fair value discounts on loans and leases (GAAP)	149,281	150,471	163,326	171,507	178,257
Adjusted ALLL (non-GAAP)	$370,224	$369,266	$375,276	$379,515	$385,040

Adjusted ALLL to total loans and leases (non-GAAP):
Non-PCI	1.13%	1.13%	1.16%	1.17%	1.19%
PCI	15.53	16.40	15.99	16.07	16.30
Total	1.69%	1.70%	1.76%	1.83%	1.89%
The adjusted ALLL (non-GAAP), which includes the ALLL as well as remaining net acquisition fair value adjustments for acquired loans, declined to 1.69 percent of total loans and leases at March 31, 2017, from 1.70 percent and 1.89 percent of total loans and leases at December 31, 2016 and March 31, 2016, respectively. The reduction in the adjusted ALLL resulted primarily from continued accretion of acquisition accounting fair value adjustments.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO resulting from both PCI and non-PCI loans. At March 31, 2017, BancShares’ nonperforming assets were $144.0 million, down from $147.0 million and $162.8 million at December 31, 2016 and March 31, 2016, respectively.
At March 31, 2017, OREO totaled $56.5 million, representing declines of $4.7 million and $8.6 million since December 31, 2016 and March 31, 2016, respectively, as sales outpaced additions. Nonaccrual PCI loans at March 31, 2017 were down $2.0 million and $5.9 million from December 31, 2016 and March 31, 2016, respectively, due to resolutions of impaired loans. Nonaccrual non-PCI loans and leases at March 31, 2017 increased $3.8 million compared to December 31, 2016 primarily due to residential mortgage loans. Nonaccrual non-PCI loans and leases declined $4.4 million from March 31, 2016 as a result of problem asset resolutions primarily in the commercial loan portfolio.
Of the $144.0 million in nonperforming assets at March 31, 2017, $447 thousand related to loans and OREO covered by shared-loss agreements. Covered nonperforming assets continue to decline due to loan resolutions, the termination of certain shared-loss agreements and the expiration of FDIC shared-loss agreements.

Table 12
Nonperforming Assets

	2017	2016
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$86,086	$82,307	$87,043	$89,006	$90,455
PCI	1,458	3,451	4,142	3,759	7,319
Other real estate	56,491	61,231	68,964	67,089	65,068
Total nonperforming assets	$144,035	$146,989	$160,149	$159,854	$162,842

Nonaccrual loans and leases:
Covered under shared-loss agreements	$98	$93	$95	$637	$2,968
Not covered under shared-loss agreements	87,446	85,665	91,090	92,128	94,806
Other real estate:
Covered	349	472	591	484	9,734
Noncovered	56,142	60,759	68,373	66,605	55,334
Total nonperforming assets	$144,035	$146,989	$160,149	$159,854	$162,842

Loans and leases:
Covered	$75,895	$84,821	$91,469	$95,534	$258,179
Noncovered	21,830,554	21,653,057	21,205,511	20,647,037	20,159,510

Accruing loans and leases 90 days or more past due
Non-PCI	2,982	2,718	1,879	3,017	4,882
PCI	75,576	65,523	67,433	76,807	70,398

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	0.59%	0.66%	0.75%	1.17%	4.74%
Noncovered	0.66	0.67	0.75	0.77	0.74
Total	0.66%	0.67%	0.75%	0.77%	0.80%
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
Total PCI and non-PCI loans and leases classified as TDRs at March 31, 2017 were $149.0 million, compared to $150.9 million at December 31, 2016 and $141.4 million at March 31, 2016. Accruing TDRs were $122.8 million, a decline of $4.8 million from December 31, 2016 and an increase $9.0 million from March 31, 2016. At March 31, 2017, nonaccruing TDRs were $26.3 million, an increase of $2.9 million and a decrease of $1.4 million from December 31, 2016 and March 31, 2016, respectively. The increase in nonaccruing TDRs from December 31, 2016 was primarily related to an increase in residential mortgage TDRs.

Table 13
Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Accruing TDRs:
PCI	$20,296	$26,068	$29,410
Non-PCI	102,460	101,462	84,319
Total accruing TDRs	122,756	127,530	113,729
Nonaccruing TDRs:
PCI	298	301	923
Non-PCI	25,989	23,085	26,745
Total nonaccruing TDRs	26,287	23,386	27,668
All TDRs:
PCI	20,594	26,369	30,333
Non-PCI	128,449	124,547	111,064
Total TDRs	$149,043	$150,916	$141,397
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.73 billion and $19.47 billion at March 31, 2017 and December 31, 2016, respectively. The $261.0 million increase from December 31, 2016 was primarily due to an $86.8 million increase in customer repurchase agreements and an increase in interest-bearing deposits of $174.4 million. Interest-bearing liabilities increased $556.1 million from March 31, 2016 primarily due to $75.0 million in additional FHLB borrowings during 2016 to mitigate interest rate risk from long-term fixed-rate loans and organic growth in interest-bearing deposits.
Deposits
At March 31, 2017, total deposits were $29.00 billion, an increase of $841.4 million, or 3.0 percent, compared to December 31, 2016 and an increase of $1.64 billion, or by 6.0 percent, when compared to March 31, 2016. The increase from both periods was the result of organic growth in demand deposit, checking with interest and savings accounts and the contribution from the HCB acquisition, offset by runoff in time deposits and money market accounts. The increase from March 31, 2016 also resulted from the contributions from the FCSB and Cordia acquisitions.
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
Short-Term Borrowings
At March 31, 2017, short-term borrowings were $795.6 million compared to $603.5 million and $689.2 million at December 31, 2016 and March 31, 2016, respectively. The $192.1 million increase from December 31, 2016 was due to higher activity in customer repurchase agreements, FHLB borrowings of $75.0 million with maturities less than one year being reclassified from long-term obligations and a repurchase agreement of $30.0 million with a maturity less than one year being reclassified from long-term obligations. The $106.4 million increase from March 31, 2016 was due to FHLB borrowings of $85.0 million with maturities less than one year being reclassified from long-term obligations and a repurchase agreement of $30.0 million with a maturity less than one year being reclassified from long-term obligations, offset by lower activity in customer repurchase agreements.
Long-Term Obligations
Long-term obligations were $727.5 million at March 31, 2017, down $105.4 million from December 31, 2016 due to FHLB borrowings of $75.0 million with maturities less than one year being reclassified to short-term borrowings and a repurchase agreement of $30.0 million with a maturity less than one year being reclassified to short-term borrowings. Long-term obligations declined $51.6 million from March 31, 2016 primarily due to FHLB borrowings of $85.0 million with maturities less than one year being reclassified to short-term borrowings and a repurchase agreement of $30.0 million with a maturity less than one year being reclassified to short-term borrowings, offset by $75.0 million in additional FHLB borrowings during 2016 to mitigate interest rate risk from long-term fixed-rate loans.

BancShares owns three special purpose entities – FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I (the Trusts). Long-term obligations included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts. BancShares had the following issues of trust preferred securities and subordinated debentures owed to the Trusts:

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Maturity Date
FCB/NC Capital Trust III	$90,206	$87,500	$90,206	$87,500	$96,392	$93,500	June 30, 2036
FCB/SC Capital Trust II	24,743	24,000	24,743	24,000	25,774	25,000	June 15, 2034
SCB Capital Trust I	10,310	10,000	10,310	10,000	10,310	10,000	April 7, 2034
	$125,259	$121,500	$125,259	$121,500	$132,476	$128,500

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net reduction in shareholders' equity of $110.9 million at March 31, 2017, compared to a net reduction of $135.2 million at December 31, 2016 and $23.8 million at March 31, 2016. The $24.3 million increase in AOCI from December 31, 2016 was primarily driven by a decrease in unrealized losses on investment securities as a result of lower market interest rates. The $87.1 million decrease in AOCI from March 31, 2016 was primarily driven by the change in the funded status of our defined benefit pension plans and the unrealized loss position on our investment securities available for sale portfolio at March 31, 2017 as a result of higher market interest rates.

Table 14
Analysis of Capital Adequacy

	March 31, 2017	December 31, 2016	March 31, 2016	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	12.57%	12.42%	12.58%	6.00%	8.00%
Common equity Tier 1	12.57	12.42	12.58	4.50	6.50
Total risk-based capital	13.99	13.85	14.09	8.00	10.00
Tier 1 leverage ratio	9.15	9.05	9.00	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.41%	12.25%	12.35%	6.00%	8.00%
Common equity Tier 1	12.41	12.25	12.35	4.50	6.50
Total risk-based capital	13.37	13.21	13.32	8.00	10.00
Tier 1 leverage ratio	9.04	8.94	8.84	4.00	5.00
Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set minimum requirements for both the quantity and quality of capital held by BancShares and FCB and included a common equity Tier 1 capital to risk-weighted assets ratio. A capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent above minimum risk-based capital requirements and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. As such, the capital conservation buffer requirement was 1.25 percent effective January 1, 2017. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 5.99 percent and 5.37 percent, respectively, at March 31, 2017. The buffers exceeded the 1.25 percent requirement and, therefore, resulted in no limit on distributions.
As of March 31, 2017, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. BancShares had no trust preferred capital securities included in Tier 1 capital at March 31, 2017 and

December 31, 2016 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
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
The Board Risk Committee structure is designed to allow for information flow and escalation of risk related issues. Among the duties and responsibilities as may be assigned from time to time by the Board of Directors, the Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, liquidity, operational, compliance, legal, strategic and reputational risks; review, approve and monitor adherence to risk appetite and supporting risk tolerance levels; evaluate, monitor and oversee the adequacy and effectiveness of the risk management framework; and review reports of examination by and communications from regulatory agencies, and the results of internal and third party testing, analyses and reviews, related to risks, risk management, and any other matters within the scope of the Board Risk Committee’s oversight responsibilities, and monitor and review management’s response to any noted issues. In addition, the Board Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks and other areas of joint responsibility.
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

Table 15
Net Interest Income Sensitivity Simulation Analysis
This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of March 31, 2017 and December 31, 2016.

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	March 31, 2017	December 31, 2016
+100	4.34%	4.12%
+200	5.40	5.06
+300	2.60	2.08
The change in net interest income sensitivity metrics at March 31, 2017 compared to December 31, 2016 benefited from an increase in floating rate overnight investments resulting from favorable deposit growth.
Table 16
Economic Value of Equity Modeling Analysis
Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of March 31, 2017 and December 31, 2016.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	March 31, 2017	December 31, 2016
+100	3.93%	3.10%
+200	2.13	0.85
+300	(3.92)	(5.44)

The improvement in the economic value of equity metrics at March 31, 2017 compared to December 31, 2016 was primarily due to the growth in demand deposits and checking accounts which offset a smaller detrimental impact from the growth in fixed rate securities.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities, which totaled $4.62 billion at March 31, 2017 compared to $3.88 billion at December 31, 2016. Another source of available liquidity is advances from the FHLB of Atlanta. Outstanding FHLB advances were $670.2 million as of March 31, 2017, and we had sufficient collateral pledged to secure $4.91 billion of additional borrowings. Also, at March 31, 2017, $2.66 billion in noncovered loans with a lendable collateral value of $1.98 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other borrowing facilities which had $715.0 million of available capacity at March 31, 2017.

We entered into forward-starting advances with the FHLB of Atlanta in June 2016 to receive $200.0 million of fixed rate long-term funding. There are two advances of $100.0 million each scheduled to fund in June 2018 with maturity dates of June 2026 and 2028.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our Critical Accounting Policies as described in our 2016 Annual Report on Form 10-K.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2017, BancShares’ market risk profile has not changed significantly from December 31, 2016, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
During the first quarter of 2017, BancShares implemented an enterprise resource planning system (ERP), which will serve as our new general ledger, accounts payable and asset management system going forward. The implementation of this ERP system provides a more technologically advanced information technology architecture that can be utilized throughout the organization and leveraged to interface with other systems. The implementation of the ERP system has enhanced reporting capabilities, eliminated certain manual processes and interfaces, and automated and streamlined certain tasks.

Other than as mentioned above, there were no changes in BancShares' internal control over financial reporting during the first quarter of 2017 that had materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2016.

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

Date:	May 4, 2017		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer