Form 10-Q
period 2017-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2017-08-03
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of August 2, 2017)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$556,772	$539,741
Overnight investments	2,882,789	1,872,594
Investment securities available for sale	6,596,450	7,006,580
Investment securities held to maturity	80	98
Loans held for sale ($70,025 and $74,401 at fair value at June 30, 2017 and December 31, 2016, respectively)	154,534	74,401
Loans and leases	22,871,465	21,737,878
Allowance for loan and lease losses	(228,798)	(218,795)
Net loans and leases	22,642,667	21,519,083
Premises and equipment	1,129,993	1,133,044
Other real estate owned	60,781	61,231
Income earned not collected	86,640	79,839
FDIC shared-loss receivable	3,766	4,172
Goodwill	150,601	150,601
Other intangible assets	80,544	78,040
Other assets	424,233	471,412
Total assets	$34,769,850	$32,990,836
Liabilities
Deposits:
Noninterest-bearing	$11,175,581	$10,130,549
Interest-bearing	18,280,757	18,030,794
Total deposits	29,456,338	28,161,343
Short-term borrowings	784,517	603,487
Long-term obligations	879,957	832,942
FDIC shared-loss payable	99,126	97,008
Other liabilities	310,061	283,629
Total liabilities	31,529,999	29,978,409
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at June 30, 2017 and December 31, 2016)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2017 and December 31, 2016)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Surplus	658,918	658,918
Retained earnings	2,671,766	2,476,691
Accumulated other comprehensive loss	(102,843)	(135,192)
Total shareholders’ equity	3,239,851	3,012,427
Total liabilities and shareholders’ equity	$34,769,850	$32,990,836

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2017	2016	2017	2016
Interest income
Loans and leases	$235,732	$215,442	$462,362	$431,846
Investment securities and dividend income	30,406	24,702	60,157	47,744
Overnight investments	6,404	3,225	10,880	6,891
Total interest income	272,542	243,369	533,399	486,481
Interest expense
Deposits	4,132	4,601	8,568	9,260
Short-term borrowings	1,176	454	1,756	888
Long-term obligations	5,625	6,125	11,123	11,424
Total interest expense	10,933	11,180	21,447	21,572
Net interest income	261,609	232,189	511,952	464,909
Provision for loan and lease losses	12,324	4,562	20,555	9,405
Net interest income after provision for loan and lease losses	249,285	227,627	491,397	455,504
Noninterest income
Gain on acquisitions	122,728	3,290	134,745	4,994
Cardholder services	24,287	21,054	45,545	40,412
Merchant services	26,590	24,236	51,577	46,213
Service charges on deposit accounts	25,862	21,884	48,004	43,734
Wealth management services	21,920	21,291	42,882	40,925
Securities gains	3,351	12,529	3,327	17,157
Other service charges and fees	6,628	7,137	14,229	14,126
Mortgage income	4,966	4,537	12,542	5,848
Insurance commissions	2,563	2,265	6,121	5,443
ATM income	2,513	1,845	4,286	3,610
Adjustments to FDIC shared-loss receivable	(1,273)	(2,367)	(2,901)	(4,900)
Net impact from FDIC shared-loss agreement termination	—	16,559	(45)	16,559
Other	8,065	5,990	15,180	11,411
Total noninterest income	248,200	140,250	375,492	245,532
Noninterest expense
Salaries and wages	118,169	104,059	230,432	207,958
Employee benefits	27,095	25,661	56,388	53,011
Occupancy expense	26,059	24,955	50,821	49,967
Equipment expense	24,654	22,715	49,242	45,060
Merchant processing	19,677	17,925	37,971	34,238
Cardholder processing	7,709	7,372	14,516	14,659
FDIC insurance expense	5,705	4,588	11,298	9,377
Foreclosure-related expenses	580	(1,116)	3,051	615
Merger-related expenses	6,853	1,385	7,686	1,423
Other	49,105	50,759	88,546	93,666
Total noninterest expense	285,606	258,303	549,951	509,974
Income before income taxes	211,879	109,574	316,938	191,062
Income taxes	77,219	40,258	114,657	69,674
Net income	$134,660	$69,316	$202,281	$121,388
Average shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405
Net income per share	$11.21	$5.77	$16.84	$10.11

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2017	2016	2017	2016
Net income	$134,660	$69,316	$202,281	$121,388
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized securities gains arising during period	13,771	24,176	49,867	92,209
Tax effect	(5,125)	(9,261)	(18,544)	(35,277)
Reclassification adjustment for net gains realized and included in income before income taxes	(3,351)	(12,529)	(3,327)	(17,157)
Tax effect	1,240	4,793	1,231	6,563
Total change in unrealized gains on securities, net of tax	6,535	7,179	29,227	46,338
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	—	729	—	1,429
Tax effect	—	(274)	—	(537)
Total change in unrecognized loss on cash flow hedges, net of tax	—	455	—	892
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,460	1,882	4,960	3,534
Tax effect	(897)	(719)	(1,838)	(1,351)
Total change in pension obligation, net of tax	1,563	1,163	3,122	2,183
Other comprehensive income	8,098	8,797	32,349	49,413
Total comprehensive income	$142,758	$78,113	$234,630	$170,801

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109
Net income	—	—	—	121,388	—	121,388
Other comprehensive income, net of tax	—	—	—	—	49,413	49,413
Cash dividends ($0.60 per share)	—	—	—	(7,206)	—	(7,206)
Balance at June 30, 2016	$11,005	$1,005	$658,918	$2,379,803	$(15,027)	$3,035,704

Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427
Net income	—	—	—	202,281	—	202,281
Other comprehensive income, net of tax	—	—	—	—	32,349	32,349
Cash dividends ($0.60 per share)	—	—	—	(7,206)	—	(7,206)
Balance at June 30, 2017	$11,005	$1,005	$658,918	$2,671,766	$(102,843)	$3,239,851

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,281	$121,388
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	20,555	9,405
Deferred tax expense (benefit)	45,628	(8,501)
Net change in current taxes	17,404	(5,757)
Depreciation	45,420	44,476
Net increase in accrued interest payable	1,344	624
Net increase in income earned not collected	(290)	(1,872)
Gain on acquisitions	(134,745)	(4,994)
Securities gains	(3,327)	(17,157)
Loss on termination of FDIC shared-loss agreements	45	3,377
Origination of loans held for sale	(299,136)	(361,652)
Proceeds from sale of loans held for sale	309,791	342,505
Gain on sale of loans held for sale	(6,279)	(5,882)
Gain on sale of portfolio loans	(164)	—
Net write-downs/losses on other real estate	2,160	3,884
Gain on sales of premises and equipment	(159)	—
Net accretion of premiums and discounts	(22,918)	(23,859)
Amortization of intangible assets	11,045	11,135
Reduction in FDIC receivable for shared-loss agreements	4,821	7,571
Net change in FDIC payable for shared-loss agreements	2,118	(14,001)
Net change in other assets	(34,340)	(25,924)
Net change in other liabilities	29,647	19,718
Net cash provided by operating activities	190,901	94,484
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(462,385)	(416,812)
Purchases of investment securities available for sale	(1,186,883)	(1,966,181)
Proceeds from maturities/calls of investment securities held to maturity	18	99
Proceeds from maturities/calls of investment securities available for sale	1,140,459	627,971
Proceeds from sales of investment securities available for sale	517,588	1,370,768
Net increase in overnight investments	(908,583)	(173,134)
Proceeds from sales of portfolio loans	32,294	13,328
Cash paid to the FDIC for shared-loss agreements	(5,197)	(13,502)
Net cash paid to the FDIC for termination of shared-loss agreements	(285)	(20,115)
Proceeds from sales of other real estate	20,236	16,010
Proceeds from sales of premises and equipment	2,305	—
Purchases of premises and equipment	(35,912)	(29,617)
Net cash acquired in business acquisitions	300,703	27,943
Net cash used by investing activities	(585,642)	(563,242)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(238,751)	(250,151)
Net increase in demand and other interest-bearing deposits	429,684	421,082
Net increase in short-term borrowings	61,030	132,167
Repayment of long-term obligations	(7,985)	(3,651)
Origination of long-term obligations	175,000	150,000
Cash dividends paid	(7,206)	(7,206)
Net cash provided by financing activities	411,772	442,241
Change in cash and due from banks	17,031	(26,517)
Cash and due from banks at beginning of period	539,741	534,086
Cash and due from banks at end of period	$556,772	$507,569
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$21,891	$21,280
Dividends declared but not paid	3,603	3,603
Unsettled sales of investment securities	—	361,225
Reclassification of portfolio loans to loans held for sale	84,509	—
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

•	Allowance for loan and lease losses;

•	Fair value of financial instruments, including acquired assets and assumed liabilities;

•	Pension plan assumptions;

•	Cash flow estimates on purchased credit-impaired loans;

•	Goodwill, mortgage servicing rights and other intangible assets;

•	Federal Deposit Insurance Corporation (FDIC) shared-loss payable; and

•	Income tax assets, liabilities and expense
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
This ASU will be effective for BancShares' annual or interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial position or results of operation and we expect to adopt the guidance for our annual impairment test in fiscal year 2020.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities available for sale. We have formed a cross-functional team co-led by Finance and Risk Management and engaged a third party to assist with the adoption, which will begin with a detailed process and data gap analysis. The implementation team has developed a high-level project plan and is staying informed about the broader industry's perspective and insights, and identifying and researching key decision points. We are currently evaluating the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For BancShares, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. We will adopt during the first quarter of 2019. We have engaged a third party and developed a preliminary inventory of all leases and their terms that are currently being evaluated. We are still evaluating service contracts to identify embedded leases. While we continue to evaluate the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We will adopt during the first quarter of 2018 with a cumulative-effect adjustment from accumulated other comprehensive income (AOCI) to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact the new standard will have on our consolidated financial statements. We anticipate the adoption of this ASU will primarily impact the fair value recognition of BancShares' equity securities portfolio. The cumulative-effect adjustment at adoption will be determined by the equity securities portfolio composition and valuation at the date of adoption.
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
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal periods beginning after December 15, 2016. We expect to adopt the ASU during the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings and the modified retrospective approach will likely be used. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. We engaged a third party to assist in developing processes and procedures for gathering evidence related to the implementation of this standard and have performed an analysis of contracts for wealth management income, for which we do not expect to have a significant impact on our results of operations. We continue to evaluate the impact of the new standard on other sources of our noninterest income and on our presentation and disclosures.
NOTE B - BUSINESS COMBINATIONS

Guaranty Bank
On May 5, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Guaranty Bank (Guaranty) of Milwaukee, Wisconsin. The acquisition provides FCB with the opportunity to grow capital and enhance earnings.

The Guaranty transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The fair value of the assets acquired was $875.1 million, including $574.6 million in non-purchased credit-impaired (non-PCI) loans, $114.5 million in purchased credit-impaired (PCI) loans and $9.9 million in core deposit intangibles. Liabilities assumed were $982.7 million, of which $982.3 million were deposits. The total gain on the transaction was $122.7 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$48,824
Overnight investments	94,134
Investment securities	12,140
Loans	689,086
Premises and equipment	8,603
Other real estate owned	55
Income earned not collected	6,720
Intangible assets	9,870
Other assets	5,693
Total assets acquired	875,125
Liabilities
Deposits	982,307
Other liabilities	440
Total liabilities assumed	982,747
Fair value of net liabilities assumed	(107,622)
Cash received from FDIC	226,233
Due from FDIC	4,117
Gain on acquisition of Guaranty	$122,728

Merger-related expenses of $6.7 million from the Guaranty transaction were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2017. Loan-related interest income generated from Guaranty was approximately $4.9 million during the second quarter 2017.

Based on such factors as past due status, nonaccrual status, loan-to-value, credit scores and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).

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

The fair value of the assets acquired was $111.6 million, including $85.1 million in purchased credit-impaired (PCI) loans and $850 thousand in core deposit intangibles. Liabilities assumed were $121.8 million of which the majority were deposits. As a result of the transaction, FCB recorded a gain on the acquisition of $12.0 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$3,350
Overnight investments	7,478
Investment securities	14,455
Loans	85,149
Income earned not collected	31
Intangible assets	850
Other assets	237
Total assets acquired	111,550
Liabilities
Deposits	121,755
Other liabilities	74
Total liabilities assumed	121,829
Fair value of net liabilities assumed	(10,279)
Cash received from FDIC	22,296
Gain on acquisition of HCB	$12,017
Merger-related expenses were immaterial for the three months ended June 30, 2017 and $698 thousand were recorded in the Consolidated Statements of Income for the six months ended June 30, 2017. Loan-related interest income generated from HCB was approximately $1.8 million and $2.8 million for the three and six months ended June 30, 2017, respectively.
All loans resulting from the HCB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI under ASC 310-30.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,619,225	$—	$3,091	$1,616,134
Government agency	40,080	1	—	40,081
Mortgage-backed securities	4,822,517	1,951	52,226	4,772,242
Equity securities	78,753	27,106	—	105,859
Corporate bonds	54,412	331	38	54,705
Other	7,630	15	216	7,429
Total investment securities available for sale	$6,622,617	$29,404	$55,571	$6,596,450

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,650,675	$579	$935	$1,650,319
Government agency	40,291	107	—	40,398
Mortgage-backed securities	5,259,466	2,809	86,850	5,175,425
Equity securities	71,873	11,634	—	83,507
Corporate bonds	49,367	195	—	49,562
Other	7,615	—	246	7,369
Total investment securities available for sale	$7,079,287	$15,324	$88,031	$7,006,580

	June 30, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$80	$6	$—	$86

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$98	$6	$—	$104

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

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$549,914	$548,822	$842,798	$842,947
One through five years	1,109,391	1,107,393	848,168	847,770
Five through 10 years	54,412	54,705	49,367	49,562
Over 10 years	7,630	7,429	7,615	7,369
Mortgage-backed securities	4,822,517	4,772,242	5,259,466	5,175,425
Equity securities	78,753	105,859	71,873	83,507
Total investment securities available for sale	$6,622,617	$6,596,450	$7,079,287	$7,006,580
Investment securities held to maturity
Mortgage-backed securities held to maturity	$80	$86	$98	$104
For each period presented, realized securities gains (losses) included the following:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Gross gains on sales of investment securities available for sale	$3,353	$12,555	$3,356	$17,488
Gross losses on sales of investment securities available for sale	(2)	(26)	(29)	(331)
Total realized securities gains	$3,351	$12,529	$3,327	$17,157

The following table provides information regarding securities with unrealized losses as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,616,134	$3,091	$—	$—	$1,616,134	$3,091
Mortgage-backed securities	4,101,002	47,735	339,826	4,491	4,440,828	52,226
Corporate bonds	5,000	38	—	—	5,000	38
Other	5,299	216	—	—	5,299	216
Total	$5,727,435	$51,080	$339,826	$4,491	$6,067,261	$55,571

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$807,822	$935	$—	$—	$807,822	$935
Mortgage-backed securities	4,442,700	82,161	362,351	4,689	4,805,051	86,850
Other	7,369	246	—	—	7,369	246
Total	$5,257,891	$83,342	$362,351	$4,689	$5,620,242	$88,031
Investment securities with an aggregate fair value of $339.8 million and $362.4 million had continuous unrealized losses for more than 12 months with a corresponding aggregate unrealized loss of $4.5 million and $4.7 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, all 52 of these investments are government sponsored enterprise-issued mortgage-backed securities. None of the unrealized losses identified as of June 30, 2017 or December 31, 2016 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $4.71 billion at June 30, 2017 and $4.55 billion at December 31, 2016 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial, originated noncommercial, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have any credit deterioration at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered impaired and, therefore, classified as PCI loans. PCI loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk over the life of the loans. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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
Other – Other consists of all other commercial loans not classified in one of the preceding classes. These typically include loans to non-profit organizations such as churches, hospitals, educational and charitable organizations, and certain loans repurchased with government guarantees.

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

Loans and leases outstanding included the following at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-PCI loans and leases:
Commercial:
Construction and land development	$740,291	$649,157
Commercial mortgage	9,301,154	9,026,220
Other commercial real estate	363,339	351,291
Commercial and industrial	2,553,612	2,567,501
Lease financing	853,943	826,270
Other	486,573	340,264
Total commercial loans	14,298,912	13,760,703
Noncommercial:
Residential mortgage	3,305,361	2,889,124
Revolving mortgage	2,678,686	2,601,344
Construction and land development	218,233	231,400
Consumer	1,475,410	1,446,138
Total noncommercial loans	7,677,690	7,168,006
Total non-PCI loans and leases	21,976,602	20,928,709
PCI loans:
Commercial:
Construction and land development	18,660	20,766
Commercial mortgage	426,778	453,013
Other commercial real estate	21,409	12,645
Commercial and industrial	9,307	11,844
Other	903	1,702
Total commercial loans	477,057	499,970
Noncommercial:
Residential mortgage	350,038	268,777
Revolving mortgage	65,949	38,650
Consumer	1,819	1,772
Total noncommercial loans	417,806	309,199
Total PCI loans	894,863	809,169
Total loans and leases	$22,871,465	$21,737,878
At June 30, 2017, $73.2 million of total residential loans and leases were covered under shared-loss agreements with the FDIC, compared to $84.8 million at December 31, 2016. The shared-loss agreements, for their terms, protect BancShares from a substantial portion of the credit and asset quality risk that would otherwise be incurred.
At June 30, 2017, $8.80 billion in noncovered loans with a lendable collateral value of $5.56 billion were used to secure $835.2 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $4.72 billion. At December 31, 2016, $8.26 billion in noncovered loans with a lendable collateral value of $5.50 billion were used to secure $660.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $4.84 billion. At June 30, 2017, $2.89 billion in noncovered loans with a lendable collateral value of $1.99 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). There were no loans used to secure additional borrowing capacity at the FRB at December 31, 2016.
Net deferred fees on originated non-PCI loans and leases, including unearned income and unamortized costs, fees, premiums and discounts, were $3.8 million and $6.7 million at June 30, 2017 and December 31, 2016, respectively. The unamortized discount related to purchased non-PCI loans and leases in the Guaranty, Cordia Bancorp Inc. (Cordia) and First Citizens Bancorporation, Inc. (Bancorporation) acquisitions was $17.3 million, $3.3 million and $22.3 million at June 30, 2017, respectively. At December 31, 2016, the unamortized discount related to purchased non-PCI loans and leases from the Cordia and Bancorporation acquisitions was $4.2 million and $27.4 million, respectively. During the three months ended June 30, 2017 and June 30, 2016, accretion income on non-PCI loans and leases was $3.0 million and $2.9 million, respectively. During the six months ended June 30, 2017 and June 30, 2016, accretion income on non-PCI loans and leases was $6.0 million and $6.1 million, respectively.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of amortized cost or market. Loans held for sale totaled $154.5 million at June 30, 2017, which included $70.0 million of originated loans held for sale at fair value and $84.5 million of portfolio loans transferred to loans held for sale during the second quarter of 2017. In the first quarter of 2017, certain residential mortgage portfolio loans of $32.5 million were sold, resulting in a gain of $164 thousand.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2017 and December 31, 2016 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

Non-PCI loans and leases outstanding at June 30, 2017 and December 31, 2016 by credit quality indicator are provided below:

	June 30, 2017
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$733,587	$9,107,385	$358,889	$2,371,181	$842,476	$480,223	$13,893,741
Special mention	960	69,690	1,366	30,180	5,056	992	108,244
Substandard	5,699	123,629	3,084	16,655	6,411	5,358	160,836
Doubtful	45	291	—	6	—	—	342
Ungraded	—	159	—	135,590	—	—	135,749
Total	$740,291	$9,301,154	$363,339	$2,553,612	$853,943	$486,573	$14,298,912

	December 31, 2016
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$645,232	$8,821,439	$347,509	$2,402,659	$818,008	$335,831	$13,370,678
Special mention	2,236	76,084	1,433	22,804	2,675	1,020	106,252
Substandard	1,683	126,863	2,349	17,870	5,415	3,413	157,593
Doubtful	6	334	—	8	—	—	348
Ungraded	—	1,500	—	124,160	172	—	125,832
Total	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$13,760,703

	June 30, 2017
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,259,647	$2,656,372	$215,354	$1,462,603	$7,593,976
30-59 days past due	21,478	10,819	1,252	8,179	41,728
60-89 days past due	7,412	3,176	111	2,310	13,009
90 days or greater past due	16,824	8,319	1,516	2,318	28,977
Total	$3,305,361	$2,678,686	$218,233	$1,475,410	$7,677,690

	December 31, 2016
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,839,045	$2,576,942	$229,106	$1,434,658	$7,079,751
30-59 days past due	27,760	14,290	1,139	6,775	49,964
60-89 days past due	7,039	2,698	598	2,779	13,114
90 days or greater past due	15,280	7,414	557	1,926	25,177
Total	$2,889,124	$2,601,344	$231,400	$1,446,138	$7,168,006

 PCI loans outstanding at June 30, 2017 and December 31, 2016 by credit quality indicator are provided below:

	June 30, 2017
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$8,004	$228,746	$16,998	$6,605	$306	$260,659
Special mention	1,608	58,942	688	646	331	62,215
Substandard	6,511	125,348	3,029	1,764	266	136,918
Doubtful	2,537	13,742	694	264	—	17,237
Ungraded	—	—	—	28	—	28
Total	$18,660	$426,778	$21,409	$9,307	$903	$477,057

	December 31, 2016
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$8,103	$234,023	$8,744	$7,253	$696	$258,819
Special mention	950	67,848	102	620	—	69,520
Substandard	7,850	138,312	3,462	3,648	1,006	154,278
Doubtful	3,863	12,830	337	303	—	17,333
Ungraded	—	—	—	20	—	20
Total	$20,766	$453,013	$12,645	$11,844	$1,702	$499,970

	June 30, 2017
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$305,156	$60,006	$1,685	$366,847
30-59 days past due	10,089	2,033	58	12,180
60-89 days past due	5,420	405	22	5,847
90 days or greater past due	29,373	3,505	54	32,932
Total	$350,038	$65,949	$1,819	$417,806

	December 31, 2016
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$230,065	$33,827	$1,637	$265,529
30-59 days past due	9,595	618	68	10,281
60-89 days past due	6,528	268	4	6,800
90 days or greater past due	22,589	3,937	63	26,589
Total	$268,777	$38,650	$1,772	$309,199

The aging of the outstanding non-PCI loans and leases, by class, at June 30, 2017 and December 31, 2016 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2017
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$954	$18	$119	$1,091	$739,200	$740,291
Commercial mortgage	7,696	2,480	11,108	21,284	9,279,870	9,301,154
Other commercial real estate	132	—	642	774	362,565	363,339
Commercial and industrial	7,702	1,808	2,399	11,909	2,541,703	2,553,612
Lease financing	1,879	416	339	2,634	851,309	853,943
Residential mortgage	21,478	7,412	16,824	45,714	3,259,647	3,305,361
Revolving mortgage	10,819	3,176	8,319	22,314	2,656,372	2,678,686
Construction and land development - noncommercial	1,252	111	1,516	2,879	215,354	218,233
Consumer	8,179	2,310	2,318	12,807	1,462,603	1,475,410
Other	441	—	158	599	485,974	486,573
Total non-PCI loans and leases	$60,532	$17,731	$43,742	$122,005	$21,854,597	$21,976,602

	December 31, 2016
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,845	$39	$286	$2,170	$646,987	$649,157
Commercial mortgage	11,592	2,773	10,329	24,694	9,001,526	9,026,220
Other commercial real estate	310	—	—	310	350,981	351,291
Commercial and industrial	7,918	2,102	1,051	11,071	2,556,430	2,567,501
Lease financing	1,175	444	863	2,482	823,788	826,270
Residential mortgage	27,760	7,039	15,280	50,079	2,839,045	2,889,124
Revolving mortgage	14,290	2,698	7,414	24,402	2,576,942	2,601,344
Construction and land development - noncommercial	1,139	598	557	2,294	229,106	231,400
Consumer	6,775	2,779	1,926	11,480	1,434,658	1,446,138
Other	72	—	198	270	339,994	340,264
Total non-PCI loans and leases	$72,876	$18,472	$37,904	$129,252	$20,799,457	$20,928,709

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2017 and December 31, 2016 for non-PCI loans and leases, were as follows:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$706	$18	$606	$—
Commercial mortgage	26,416	1,072	26,527	482
Other commercial real estate	738	—	86	—
Commercial and industrial	2,474	1,238	4,275	440
Lease financing	900	165	359	683
Residential mortgage	36,712	138	32,470	37
Revolving mortgage	15,844	—	14,308	—
Construction and land development - noncommercial	2,163	—	1,121	—
Consumer	1,919	1,561	2,236	1,076
Other	195	—	319	—
Total non-PCI loans and leases	$88,067	$4,192	$82,307	$2,718

The recorded investment of PCI loans on nonaccrual status was $1.3 million and $3.5 million at June 30, 2017 and December 31, 2016, respectively.
Purchased non-PCI loans and leases
The following table relates to purchased non-PCI loans and leases acquired in the Guaranty transaction and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$703,916
Cash flows not expected to be collected	16,073
Fair value of loans at acquisition	574,553

The recorded fair values of purchased non-PCI loans and leases acquired in the Guaranty transaction as of the acquisition date are as follows:

(Dollars in thousands)
Commercial:
Commercial mortgage	$850
Commercial and industrial	583
Other	183,816
Total commercial loans	185,249
Noncommercial:
Residential mortgage	309,612
Revolving mortgage	54,780
Consumer	24,912
Total noncommercial loans	389,304
Total non-PCI loans and leases	$574,553
Purchased credit-impaired loans (PCI) loans
The following table relates to PCI loans acquired in the HCB and Guaranty acquisitions and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the acquisition dates.

(Dollars in thousands)	HCB	Guaranty
Contractually required payments	$111,250	$158,456
Cash flows expected to be collected	101,802	142,000
Fair value of loans at acquisition	85,149	114,533

The recorded fair values of PCI loans acquired in the HCB and Guaranty acquisitions as of the acquisition dates were as follows:

(Dollars in thousands)	HCB	Guaranty
Commercial:
Construction and land development	$7,061	$55
Commercial mortgage	21,836	644
Other commercial real estate	6,404	—
Commercial and industrial	19,675	2
Total commercial loans	54,976	701
Noncommercial:
Residential mortgage	25,857	80,475
Revolving mortgage	3,434	33,319
Construction and land development	—	26
Consumer	882	12
Total noncommercial loans	30,173	113,832
Total PCI loans	$85,149	$114,533
The following table provides changes in the carrying value of all purchased credit-impaired loans during the six months ended June 30, 2017 and June 30, 2016:

(Dollars in thousands)	2017	2016
Balance at January 1	$809,169	$950,516
Fair value of acquired loans	199,682	80,084
Accretion	39,798	41,821
Payments received and other changes, net	(153,786)	(150,954)
Balance at June 30	$894,863	$921,467
Unpaid principal balance at June 30	$1,199,358	$1,614,998
The carrying value of loans on the cost recovery method was $454 thousand at June 30, 2017 and $498 thousand at December 31, 2016. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. Cash payments from cost recovery loans are 100 percent applied to principal. After all the principal has been recovered, cash payments are then recorded to interest income.

During the three months ended June 30, 2017 and June 30, 2016, accretion income on PCI loans was $20.4 million for both periods.

The following table documents changes to the amount of accretable yield for the first six months of 2017 and 2016.

(Dollars in thousands)	2017	2016
Balance at January 1	$335,074	$343,856
Additions from acquisitions	44,120	12,279
Accretion	(39,798)	(41,821)
Reclassifications from nonaccretable difference	12,328	18,384
Changes in expected cash flows that do not affect nonaccretable difference	(1,405)	30,239
Balance at June 30	$350,319	$362,937
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$31,391	$48,611	$3,572	$50,829	$6,315	$3,534	$15,835	$21,290	$1,513	$27,129	$210,019
Provision	2,372	639	33	968	186	(214)	155	1,054	(10)	4,569	9,752
Charge-offs	(413)	(235)	—	(3,121)	(97)	(64)	(222)	(280)	—	(4,991)	(9,423)
Recoveries	209	731	7	2,392	—	46	75	401	—	1,093	4,954
Balance at June 30	$33,559	$49,746	$3,612	$51,068	$6,404	$3,302	$15,843	$22,465	$1,503	$27,800	$215,302

	Three months ended June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at April 1	$16,885	$70,456	$2,207	$44,479	$5,422	$1,777	$14,727	$16,125	$1,575	$19,373	$193,026
Provision	291	701	(79)	81	343	37	1,487	1,470	78	2,299	6,708
Charge-offs	(136)	(44)	—	(1,177)	—	(88)	(179)	(1,081)	—	(3,136)	(5,841)
Recoveries	129	500	10	525	1	29	41	214	—	1,111	2,560
Balance at June 30	$17,169	$71,613	$2,138	$43,908	$5,766	$1,755	$16,076	$16,728	$1,653	$19,647	$196,453

	Six months ended June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026
Provision	4,908	645	337	4,560	761	241	1,506	1,604	(93)	6,359	20,828
Charge-offs	(490)	(272)	(5)	(6,374)	(270)	(187)	(472)	(1,105)	—	(9,019)	(18,194)
Recoveries	264	1,095	11	2,657	6	121	362	953	—	2,173	7,642
Balance at June 30	$33,559	$49,746	$3,612	$51,068	$6,404	$3,302	$15,843	$22,465	$1,503	$27,800	$215,302

	Six months ended June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Provision	1,234	1,096	(184)	2,282	62	(290)	2,262	2,628	165	4,293	13,548
Charge-offs	(562)	(134)	—	(2,494)	—	(160)	(352)	(2,116)	—	(6,243)	(12,061)
Recoveries	209	755	154	1,004	180	350	61	245	3	2,101	5,062
Balance at June 30	$17,169	$71,613	$2,138	$43,908	$5,766	$1,755	$16,076	$16,728	$1,653	$19,647	$196,453

The following tables present the allowance for non-PCI loan losses and the recorded investment in loans, by loan class, based on impairment method as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$93	$4,166	$225	$623	$66	$—	$2,687	$1,086	$86	$632	$9,664
ALLL for loans and leases collectively evaluated for impairment	33,466	45,580	3,387	50,445	6,338	3,302	13,156	21,379	1,417	27,168	205,638
Total allowance for loan and lease losses	$33,559	$49,746	$3,612	$51,068	$6,404	$3,302	$15,843	$22,465	$1,503	$27,800	$215,302

Loans and leases:
Loans and leases individually evaluated for impairment	$828	$74,668	$1,567	$9,756	$1,785	$662	$39,337	$8,804	$3,701	$2,273	$143,381
Loans and leases collectively evaluated for impairment	739,463	9,226,486	361,772	2,543,856	852,158	485,911	3,266,024	2,669,882	214,532	1,473,137	21,833,221
Total loan and leases	$740,291	$9,301,154	$363,339	$2,553,612	$853,943	$486,573	$3,305,361	$2,678,686	$218,233	$1,475,410	$21,976,602

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$151	$3,488	$152	$1,732	$75	$23	$2,447	$366	$109	$667	$9,210
ALLL for loans and leases collectively evaluated for impairment	28,726	44,790	3,117	48,493	5,832	3,104	12,000	20,647	1,487	27,620	195,816
Total allowance for loan and lease losses	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026

Loans and leases:
Loans and leases individually evaluated for impairment	$1,045	$76,361	$1,563	$12,600	$1,074	$142	$31,476	$7,613	$2,613	$1,912	$136,399
Loans and leases collectively evaluated for impairment	648,112	8,949,859	349,728	2,554,901	825,196	340,122	2,857,648	2,593,731	228,787	1,444,226	20,792,310
Total loan and leases	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$2,889,124	$2,601,344	$231,400	$1,446,138	$20,928,709

The following tables show the activity in the allowance for PCI loan and lease losses by loan class for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$297	$5,193	$344	$362	$4,273	$406	$49	$10,924
Provision	280	1,604	10	94	556	5	23	2,572
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance at June 30	$577	$6,797	$354	$456	$4,829	$411	$72	$13,496

	Three months ended June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at April 1	$733	$6,750	$770	$225	$4,680	$415	$184	$13,757
Provision	(453)	(935)	(154)	60	(382)	(177)	(105)	(2,146)
Charge-offs	—	(56)	—	—	—	—	—	(56)
Recoveries	—	—	—	—	—	—	—	—
Balance at June 30	$280	$5,759	$616	$285	$4,298	$238	$79	$11,555

	Six months ended June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at January 1	$483	$6,423	$502	$504	$4,818	$956	$83	$13,769
Provision	94	374	(148)	(48)	11	(545)	(11)	(273)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance at June 30	$577	$6,797	$354	$456	$4,829	$411	$72	$13,496

	Six months ended June 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at January 1	$1,082	$7,838	$773	$445	$5,398	$523	$253	$16,312
Provision	(802)	(1,914)	(152)	(160)	(729)	(285)	(101)	(4,143)
Charge-offs	—	(165)	(5)	—	(371)	—	(73)	(614)
Recoveries	—	—	—	—	—	—	—	—
Balance at June 30	$280	$5,759	$616	$285	$4,298	$238	$79	$11,555
As of June 30, 2017, and December 31, 2016, $351.6 million and $359.7 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding allowance for loan losses was $13.5 million and $13.8 million, respectively.

The following tables show the ending balances of PCI loans and lease and related allowance by class of loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$577	$6,797	$354	$456	$4,829	$411	$72	$13,496

Loans and leases acquired with deteriorated credit quality	18,660	426,778	21,409	9,307	350,038	65,949	2,722	894,863

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$483	$6,423	$502	$504	$4,818	$956	$83	$13,769

Loans and leases acquired with deteriorated credit quality	20,766	453,013	12,645	11,844	268,777	38,650	3,474	809,169

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, as of June 30, 2017 and December 31, 2016 including interest income recognized in the period during which the loans and leases were considered impaired.

	June 30, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$554	$274	$828	$932	$93
Commercial mortgage	41,376	33,292	74,668	80,633	4,166
Other commercial real estate	1,133	434	1,567	1,877	225
Commercial and industrial	6,135	3,621	9,756	11,983	623
Lease financing	1,591	194	1,785	1,785	66
Other	—	662	662	662	—
Residential mortgage	23,899	15,438	39,337	40,972	2,687
Revolving mortgage	5,708	3,096	8,804	10,054	1,086
Construction and land development - noncommercial	795	2,906	3,701	4,393	86
Consumer	1,546	727	2,273	2,521	632
Total non-PCI impaired loans and leases	$82,737	$60,644	$143,381	$155,812	$9,664

	December 31, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,002	$43	$1,045	$1,172	$151
Commercial mortgage	42,875	33,486	76,361	82,658	3,488
Other commercial real estate	1,279	284	1,563	1,880	152
Commercial and industrial	8,920	3,680	12,600	16,637	1,732
Lease financing	1,002	72	1,074	1,074	75
Other	142	—	142	233	23
Residential mortgage	20,269	11,207	31,476	32,588	2,447
Revolving mortgage	1,825	5,788	7,613	8,831	366
Construction and land development - noncommercial	645	1,968	2,613	3,030	109
Consumer	1,532	380	1,912	2,086	667
Total non-PCI impaired loans and leases	$79,491	$56,908	$136,399	$150,189	$9,210

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30, 2017		Three months ended June 30, 2016
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$970	$11	$3,236	$40
Commercial mortgage	74,121	651	79,442	616
Other commercial real estate	1,525	9	878	7
Commercial and industrial	10,159	98	9,938	84
Lease financing	1,911	14	1,214	15
Other	434	5	813	10
Residential mortgage	36,767	272	24,982	178
Revolving mortgage	8,484	62	6,421	40
Construction and land development - noncommercial	3,185	33	413	5
Consumer	2,052	24	1,422	20
Total non-PCI impaired loans and leases	$139,608	$1,179	$128,759	$1,015

	Six months ended June 30, 2017		Six months ended June 30, 2016
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,013	$23	$3,200	$81
Commercial mortgage	74,715	1,293	86,193	1,382
Other commercial real estate	1,555	17	651	12
Commercial and industrial	10,844	202	12,744	235
Lease financing	1,740	28	1,436	35
Other	315	7	943	24
Residential mortgage	34,864	525	24,240	350
Revolving mortgage	8,227	119	6,365	72
Construction and land development - noncommercial	2,895	66	485	11
Consumer	1,976	47	1,344	38
Total non-PCI impaired loans and leases	$138,144	$2,327	$137,601	$2,240

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

The following table provides a summary of total TDRs by accrual status.

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$3,189	$396	$3,585	$3,292	$308	$3,600
Commercial mortgage	64,031	14,969	79,000	70,263	14,435	84,698
Other commercial real estate	862	627	1,489	1,635	80	1,715
Commercial and industrial	8,234	621	8,855	9,193	1,436	10,629
Lease financing	1,025	760	1,785	882	192	1,074
Other	662	—	662	64	78	142
Total commercial TDRs	78,003	17,373	95,376	85,329	16,529	101,858
Noncommercial
Residential mortgage	37,022	7,013	44,035	34,012	5,117	39,129
Revolving mortgage	7,061	1,908	8,969	6,346	1,431	7,777
Construction and land development - noncommercial	237	—	237	240	—	240
Consumer and other	1,852	422	2,274	1,603	309	1,912
Total noncommercial TDRs	46,172	9,343	55,515	42,201	6,857	49,058
Total TDRs	$124,175	$26,716	$150,891	$127,530	$23,386	$150,916
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
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Accruing TDRs:
PCI	$19,877	$26,068
Non-PCI	104,298	101,462
Total accruing TDRs	124,175	127,530
Nonaccruing TDRs:
PCI	318	301
Non-PCI	26,398	23,085
Total nonaccruing TDRs	26,716	23,386
All TDRs:
PCI	20,195	26,369
Non-PCI	130,696	124,547
Total TDRs	$150,891	$150,916

The following table provides the types of non-PCI TDRs made during the three and six months ended June 30, 2017 and June 30, 2016, as well as a summary of loans that were modified as a TDR during the twelve month periods ended June 30, 2017 and June 30, 2016 that subsequently defaulted during the three and six months ended June 30, 2017 and June 30, 2016. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2017				Three months ended June 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	2	$406	1	$332	—	$—	—	$—
Residential mortgage	1	$165	—	$—	—	$—	—	$—
Total interest only	3	571	1	332	—	—	—	—

Loan term extension
Commercial mortgage	1	434	—	—	2	808	—	—
Other commercial real estate	—	—	—	—	1	841	—	—
Commercial and industrial	3	549	—	—	—	—	1	—
Residential mortgage	8	401	1	32	5	678	1	52
Consumer	1	13	—	—	—	—	—	—
Total loan term extension	13	1,397	1	32	8	2,327	2	52

Below market interest rate
Construction and land development - commercial	—	—	—	—	4	317	2	209
Commercial mortgage	8	1,448	5	420	12	1,741	5	577
Other commercial real estate	—	—	—	—	1	498	1	12
Commercial and industrial	6	276	2	88	8	694	5	197
Residential mortgage	48	2,266	22	1,020	42	2,473	20	1,337
Revolving mortgage	1	6	—	—	2	59	—	—
Construction and land development - noncommercial	1	10	—	—	—	—	—	—
Consumer	6	50	1	14	1	16	1	—
Other	—	—	1	—	—	—	1	85
Total below market interest rate	70	4,056	31	1,542	70	5,798	35	2,417

Discharged from bankruptcy
Construction and land development - commercial	1	17	1	17	—	—	—	—
Commercial mortgage	2	410	—	—	2	283	—	—
Commercial and industrial	1	—	1	—	2	49	—	—
Residential mortgage	8	223	7	77	5	147	7	506
Revolving mortgage	12	570	4	325	13	1,461	5	59
Construction and land development-noncommercial	—	—	1	20	—	—	—	—
Consumer	16	222	10	176	10	144	7	79
Total discharged from bankruptcy	40	1,442	24	615	32	2,084	19	644
Total non-PCI restructurings	126	$7,466	57	$2,521	110	$10,209	56	$3,113

	Six months ended June 30, 2017				Six months ended June 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	2	$406	1	$332	1	$249	1	$249
Residential mortgage	1	165	—	—	—	—	—	—
Total interest only	3	571	1	332	1	249	1	249

Loan term extension
Construction and land development - commercial	—	—	—	—	1	401	—	—
Commercial mortgage	1	434	—	—	4	1,096	—	—
Other commercial real estate	—	—	—	—	1	841	—	—
Commercial and industrial	6	639	—	—	—	—	1	—
Residential mortgage	9	433	1	32	7	978	1	52
Consumer	4	41	—	—	—	—	—	—
Other	1	523	—	—	—	—	—	—
Total loan term extension	21	2,070	1	32	13	3,316	2	52

Below market interest rate
Construction and land development - commercial	1	—	—	—	6	414	3	227
Commercial mortgage	21	4,734	6	509	22	2,866	9	1,078
Other commercial real estate	1	2	—	—	1	498	1	12
Commercial and industrial	14	804	2	88	11	704	5	197
Lease financing	3	760	2	701	—	—	—	—
Residential mortgage	95	4,894	35	1,643	94	5,998	32	2,107
Revolving mortgage	1	6	—	—	4	141	—	—
Construction and land development - noncommercial	7	663	—	—	—	—	—	—
Consumer	10	73	1	14	3	20	1	—
Other	1	139	1	—	1	85	1	85
Total below market interest rate	154	12,075	47	2,955	142	10,726	52	3,706

Discharged from bankruptcy
Construction and land development - commercial	1	17	1	17	—	—	1	14
Commercial mortgage	2	410	—	—	2	283	—	—
Commercial and industrial	1	—	1	—	2	49	—	—
Lease financing	16	178	—	—	—	—	—	—
Residential mortgage	16	777	8	956	11	721	7	506
Revolving mortgage	20	1,093	11	825	25	1,695	12	151
Construction and land development - noncommercial	1	20	1	20	—	—	—	—
Consumer	40	510	20	273	25	290	10	95
Total discharged from bankruptcy	97	3,005	42	2,091	65	3,038	30	766
Total non-PCI restructurings	275	$17,721	91	$5,410	221	$17,329	85	$4,773

The following table provides the types of PCI TDRs made during the three and six months ended June 30, 2017 and June 30, 2016, as well as a summary of loans that were modified as a TDR during the twelve month periods ended June 30, 2017 and June 30, 2016 that subsequently defaulted during the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30, 2017				Three months ended June 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Commercial mortgage	2	$344	1	$1,258	—	$—	—	$—
Residential mortgage	1	40	—	—	1	48	1	54
Total below market interest rate	3	384	1	1,258	1	48	1	54
Total PCI restructurings	3	$384	1	$1,258	1	$48	1	$54

	Six months ended June 30, 2017				Six months ended June 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Construction and land development - commercial	—	$—	—	$—	1	$55	—	$—
Commercial mortgage	2	344	1	1,258	3	2,027	—	—
Residential mortgage	3	163	1	18	1	48	1	54
Total below market interest rate	5	507	2	1,276	5	2,130	1	54
Total PCI restructurings	5	$507	2	$1,276	5	$2,130	1	$54

For the three and six months ended June 30, 2017 and June 30, 2016, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.
NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the six months ended June 30, 2017 and June 30, 2016.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2015	$6,817	$58,742	$65,559
Additions	4,734	16,546	21,280
Additions acquired in the First CornerStone Bank acquisition	—	144	144
Sales	(781)	(14,728)	(15,509)
Write-downs	(570)	(3,815)	(4,385)
Transfers (1)	(9,716)	9,716	—
Balance at June 30, 2016	$484	$66,605	$67,089

Balance at December 31, 2016	$472	$60,759	$61,231
Additions	16	21,875	21,891
Additions acquired in the Guaranty Bank acquisition	—	55	55
Sales	(273)	(19,115)	(19,388)
Write-downs	(53)	(2,955)	(3,008)
Balance at June 30, 2017	$162	$60,619	$60,781
(1) Transfers include OREO balances associated with expired or terminated shared-loss agreements.
At June 30, 2017 and December 31, 2016, BancShares had $20.6 million and $15.0 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $28.8 million and $21.8 million at June 30, 2017 and December 31, 2016, respectively.

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

During the first quarter of 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture
Bank (VB). Under the terms of the agreement, FCB made a payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in a reduction of $240 thousand to the FDIC shared-loss receivable and a $45 thousand loss on the termination of the shared-loss agreement. In addition to the shared-loss agreement termination for VB, FCB terminated five shared-loss agreements in 2016, including Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank.

As of June 30, 2017, shared-loss protection has expired or has been terminated for all non-single family residential loans. Shared-loss protection remains only for $73.2 million of single family residential loans acquired from United Western Bank and Georgian Bank.

The following table provides changes in the receivable from the FDIC for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$3,981	$7,474	$4,172	$4,054
Amortization	(422)	(867)	(1,022)	(3,242)
Net cash payments to FDIC	2,437	3,631	5,197	13,502
Post-acquisition adjustments	(2,230)	(3,495)	(4,821)	(7,571)
Termination of FDIC shared-loss agreements	—	(1,462)	240	(1,462)
Ending balance	$3,766	$5,281	$3,766	$5,281

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.59 billion and $2.49 billion as of June 30, 2017 and December 31, 2016, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.

The activity of the servicing asset for the three and six months ended June 30, 2017 and 2016 is presented in the following table:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$20,771	$17,186	$20,415	$19,351
Servicing rights originated	1,123	1,351	2,825	2,328
Amortization	(1,370)	(1,333)	(2,720)	(2,601)
Valuation allowance (provision) reversal	—	(380)	4	(2,254)
Ending balance	$20,524	$16,824	$20,524	$16,824

The following table presents the activity in the servicing asset valuation allowance for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$—	$1,969	$4	$95
Valuation allowance provision (reversal)	—	380	(4)	2,254
Ending balance	$—	$2,349	$—	$2,349

Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended June 30, 2017 and 2016 were $1.9 million and $1.5 million, respectively, and reported in mortgage income in the Consolidated Statements of Income. For the six months ended June 30, 2017 and 2016, contractually specified mortgage servicing fees, late fees and ancillary fees earned were $3.6 million and $2.9 million, respectively.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1.4 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, amortization expense related to mortgage servicing rights was $2.7 million and $2.6 million, respectively. Mortgage income included an impairment for the three months ended June 30, 2016 of $380 thousand. For the six months ended June 30, 2017 and 2016, mortgage income included an impairment reversal of $4 thousand and an impairment of $2.3 million, respectively.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Discount rate - conventional fixed loans	9.30%	9.45%
Discount rate - all loans excluding conventional fixed loans	10.30%	10.45%
Weighted average constant prepayment rate	10.41%	10.42%
Weighted average cost to service a loan	$64.01	$62.75

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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $808.7 million and $690.8 million at June 30, 2017 and December 31, 2016, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 is presented in the following tables.

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$651,688	$—	$—	$30,000	$681,688
Total borrowings	$651,688	$—	$—	$30,000	$681,688
Gross amount of recognized liabilities for repurchase agreements					$681,688

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$590,772	$—	$—	$30,000	$620,772
Total borrowings	$590,772	$—	$—	$30,000	$620,772
Gross amount of recognized liabilities for repurchase agreements					$620,772

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

Loans held for sale. Certain residential real estate loans are originated to be sold to investors, which are carried at fair value as BancShares elected the fair value option on originated loans held for sale. The fair value is based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Portfolio loans with the intent to be sold in the secondary market are transferred to loans held for sale at the lower of amortized cost or fair value. The fair value of the transferred portfolio loans is based on the quoted prices and is considered a Level 1 input.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2017 and December 31, 2016. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2. Lastly, the receivable from the FDIC for shared-loss agreements is designated as Level 3.

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$556,772	$556,772	$539,741	$539,741
Overnight investments	2,882,789	2,882,789	1,872,594	1,872,594
Investment securities available for sale	6,596,450	6,596,450	7,006,580	7,006,580
Investment securities held to maturity	80	86	98	104
Loans held for sale	154,534	155,377	74,401	74,401
Net loans and leases	22,642,667	21,705,640	21,519,083	20,614,548
Receivable from the FDIC for shared-loss agreements	3,766	3,766	4,172	4,172
Income earned not collected	86,640	86,640	79,839	79,839
Federal Home Loan Bank stock	53,085	53,085	43,495	43,495
Mortgage servicing rights	20,524	25,194	20,415	24,446
Deposits	29,456,338	29,425,034	28,161,343	28,135,698
Short-term borrowings	784,517	784,517	603,487	603,487
Long-term obligations	879,957	869,276	832,942	832,201
Payable to the FDIC for shared-loss agreements	99,126	101,839	97,008	100,069
Accrued interest payable	5,141	5,141	3,797	3,797

Among BancShares' assets and liabilities, investment securities available for sale and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2017 and December 31, 2016.

	June 30, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,616,134	$—	$1,616,134	$—
Government agency	40,081	—	40,081	—
Mortgage-backed securities	4,772,242	—	4,772,242	—
Equity securities	105,859	34,264	71,595	—
Corporate bonds	54,705	—	54,705	—
Other	7,429	—	7,429	—
Total investment securities available for sale	$6,596,450	$34,264	$6,562,186	$—
Loans held for sale	$155,377	$85,352	$70,025	$—

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,650,319	$—	$1,650,319	$—
Government agency	40,398	—	40,398	—
Mortgage-backed securities	5,175,425	—	5,175,425	—
Equity securities	83,507	29,145	54,362	—
Corporate bonds	49,562	—	49,562	—
Other	7,369	—	7,369	—
Total investment securities available for sale	$7,006,580	$29,145	$6,977,435	$—
Loans held for sale	$74,401	$—	$74,401	$—
There were no transfers between levels during the three or six months ended June 30, 2017.
Fair Value Option
BancShares has elected the fair value option for originated residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for originated residential real estate loans held for sale measured at fair value as of June 30, 2017 and December 31, 2016.

	June 30, 2017
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$70,025	$68,305	$1,720

	December 31, 2016
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$74,401	$75,893	$(1,492)
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2017 or December 31, 2016.

The changes in fair value for originated residential real estate loans held for sale for which the fair value option was elected are recorded as a component of mortgage income on the Consolidated Statements of Income and are included in the table below for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Gains from fair value changes on originated loans held for sale	$291	$876	$3,452	$1,639

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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2017 and December 31, 2016.

	June 30, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$74,373	$—	$—	$74,373
Other real estate remeasured during current year	32,703	—	—	32,703

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$70,977	$—	$—	$70,977
Other real estate remeasured during current year	45,402	—	—	45,402
Mortgage servicing rights	342	—	—	342
No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.
NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and former First Citizens Bancorporation, Inc. employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.

BancShares Plan
For the three and six months ended June 30, 2017 and 2016, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$2,934	$3,090	$6,310	$6,310
Interest cost	7,069	7,269	14,449	14,450
Expected return on assets	(10,307)	(9,167)	(21,005)	(18,326)
Amortization of prior service cost	53	52	105	104
Amortization of net actuarial loss	2,193	1,830	4,427	3,430
Net periodic benefit cost	$1,942	$3,074	$4,286	$5,968
Bancorporation Plan
For the three and six months ended June 30, 2017 and 2016, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$670	$633	$1,341	$1,283
Interest cost	1,682	1,713	3,365	3,388
Expected return on assets	(2,796)	(2,771)	(5,592)	(5,550)
Amortization of net actuarial loss	214	—	428	—
Net periodic benefit cost	$(230)	$(425)	$(458)	$(879)
No contributions were made during the three and six months ended June 30, 2017 to the BancShares or Bancorporation pension plans. BancShares expects to contribute $50.0 million to the BancShares Plan during 2017. No contribution is expected to be made to the Bancorporation Plan in 2017.
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

The following table presents the commitments to extend credit and unfunded commitments as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Unused commitments to extend credit	$9,189,347	$8,808,218
Standby letters of credit	81,099	83,750
Unfunded commitments for investments in affordable housing projects	67,363	57,079

Affordable housing project investments were $127.4 million and $109.8 million as of June 30, 2017 and December 31, 2016, respectively, and are included in other assets on the Consolidated Balance Sheets.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million as of June 30, 2017 and December 31, 2016 for estimated losses arising from these standard representation and warranty provisions.

BancShares has a receivable from the FDIC totaling $3.8 million and $4.2 million as of June 30, 2017 and December 31, 2016, respectively, for the expected reimbursement of losses on assets covered under various shared-loss agreements. The shared-loss agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies and requests for reimbursement may be delayed or disallowed for noncompliance. See Note G for additional information on the receivable from the FDIC regarding the early termination of a shared-loss agreement during the first quarter of 2017.

The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of June 30, 2017 and December 31, 2016, the estimated clawback liability was $99.1 million and $97.0 million, respectively.

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
NOTE M - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive loss included the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on investment securities available for sale	$(26,167)	$(9,519)	$(16,648)	$(72,707)	$(26,832)	$(45,875)
Funded status of defined benefit plans	(136,814)	(50,619)	(86,195)	(141,774)	(52,457)	(89,317)
Total	$(162,981)	$(60,138)	$(102,843)	$(214,481)	$(79,289)	$(135,192)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30, 2017
(Dollars in thousands)	Unrealized (losses) gains on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(23,183)	$—	$(87,758)	$(110,941)
Other comprehensive income before reclassifications	8,646	—	—	8,646
Amounts reclassified from accumulated other comprehensive (loss) income	(2,111)	—	1,563	(548)
Net current period other comprehensive income	6,535	—	1,563	8,098
Ending balance	$(16,648)	$—	$(86,195)	$(102,843)

	Three months ended June 30, 2016
	Unrealized (losses) gains on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$24,034	$(455)	$(47,403)	$(23,824)
Other comprehensive income before reclassifications	14,915	455	—	15,370
Amounts reclassified from accumulated other comprehensive (loss) income	(7,736)	—	1,163	(6,573)
Net current period other comprehensive income	7,179	455	1,163	8,797
Ending balance	$31,213	$—	$(46,240)	$(15,027)

	Six months ended June 30, 2017
	Unrealized gains (losses) on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(45,875)	$—	$(89,317)	$(135,192)
Other comprehensive income before reclassifications	31,323	—	—	31,323
Amounts reclassified from accumulated other comprehensive (loss) income	(2,096)	—	3,122	1,026
Net current period other comprehensive income	29,227	—	3,122	32,349
Ending balance	$(16,648)	$—	$(86,195)	$(102,843)

	Six months ended June 30, 2016
	Unrealized gains (losses) on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(15,125)	$(892)	$(48,423)	$(64,440)
Other comprehensive income before reclassifications	56,932	892	—	57,824
Amounts reclassified from accumulated other comprehensive (loss) income	(10,594)	—	2,183	(8,411)
Net current period other comprehensive income	46,338	892	2,183	49,413
Ending balance	$31,213	$—	$(46,240)	$(15,027)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three and six months ended June 30, 2017 and June 30, 2016:

(Dollars in thousands)	Three months ended June 30, 2017
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$3,351	Securities gains
	(1,240)	Income taxes
	$2,111	Net income
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(2,407)	Employee benefits
	(2,460)	Employee benefits
	897	Income taxes
	$(1,563)	Net income
Total reclassifications for the period	$548

	Three months ended June 30, 2016
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$12,529	Securities gains
	(4,793)	Income taxes
	$7,736	Net income
Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial losses	(1,830)	Employee benefits
	(1,882)	Employee benefits
	719	Income taxes
	$(1,163)	Net income
Total reclassifications for the period	$6,573

	Six months ended June 30, 2017
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$3,327	Securities gains
	(1,231)	Income taxes
	$2,096	Net income
Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial losses	(4,855)	Employee benefits
	(4,960)	Employee benefits
	1,838	Income taxes
	$(3,122)	Net income
Total reclassifications for the period	$(1,026)

	Six months ended June 30, 2016
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$17,157	Securities gains
	(6,563)	Income taxes
	$10,594	Net income
Amortization of defined benefit pension items
Prior service costs	$(104)	Employee benefits
Actuarial losses	(3,430)	Employee benefits
	(3,534)	Employee benefits
	1,351	Income taxes
	$(2,183)	Net income
Total reclassifications for the period	$8,411
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Interest rates have presented significant challenges to commercial banks' efforts to generate earnings and shareholder value. Our strategy continues to focus on maintaining an interest rate risk profile that will benefit net interest income in a rising rate environment. Management drives to this goal by focusing on core customer deposits and loans in the targeted interest rate risk profile. Additionally, our initiatives focus on growth of noninterest income sources, control of noninterest expenses, optimization of our branch network, and further enhancements to our technology and delivery channels. Refer to our Form 10-K for the year ended December 31, 2016 for further discussion of our strategy.
Significant Events in 2017
In May 2017, FCB entered into an agreement with the Federal Deposit Insurance Corporation (FDIC), as Receiver, to purchase certain assets and assume certain liabilities of Guaranty Bank (Guaranty) of Milwaukee, Wisconsin. As a result of the Guaranty transaction, FCB recorded loans with a fair value of $689.1 million and investment securities with a fair value of $12.1 million. The fair value of deposits assumed was $982.3 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair values as of the acquisition date. As a result, an acquisition gain of $122.7 million was recorded in the second quarter of 2017.
In March 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture Bank. Under the terms of the agreement, FCB made a net payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in a one-time expense of $45 thousand during the first quarter of 2017.
In January 2017, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of Harvest Community Bank (HCB) of Pennsville, New Jersey. As a result of the HCB transaction, FCB recorded loans with a fair value of $85.1 million and investment securities with a fair value of $14.5 million. The fair value of deposits assumed was $121.8 million. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair values as of the acquisition date. As a result, an acquisition gain of $12.0 million was recorded in the first quarter of 2017.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Second quarter 2017 national economic results indicate solid labor market conditions and moderate increases in economic activity. The national unemployment rate declined from 4.5 percent in March 2017 to 4.4 percent in June 2017. According to the U.S. Department of Labor, the U.S. economy added approximately 581,000 new nonfarm payroll jobs during the second quarter of 2017. The U.S. housing market remains stable as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the second quarter that the U.S. labor market continued to strengthen and economic activity has continued to expand at a modest pace. In light of the cumulative progress made, the FOMC decided to raise the target range for the federal funds rate by 25 basis points. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation. The FOMC expects that economic activity will expand at a moderate pace and labor market conditions will continue to strengthen with gradual increases in the federal funds rate in the future.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the first quarter of 2017. FDIC-insured institutions reported a 12.7 percent increase in net income compared to the first quarter of 2016 as a result of growth in interest-bearing assets generating higher net interest income. Banking industry average net interest margin was 3.19 percent in the first quarter of 2017, up from 3.10 percent in the first quarter of 2016.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the second quarter of 2017 was $134.7 million, or $11.21 per share, compared to $67.6 million, or $5.63 per share, for the first quarter of 2017, and $69.3 million, or $5.77 per share, for the corresponding period of 2016. BancShares’ current quarter results generated an annualized return on average assets of 1.58 percent and an annualized return on average equity of 17.10 percent, compared to respective returns of 0.82 percent and 8.96 percent for the first quarter of 2017, and 0.87 percent and 9.33 percent for the second quarter of 2016. Net interest margin for the second quarter of 2017 was 3.28 percent, compared to 3.25 percent for the first quarter of 2017 and 3.13 percent for the second quarter of the prior year.
Earnings for the second quarter of 2017 included a pre-tax acquisition gain of $122.7 million recognized in connection with the Guaranty acquisition and investment securities gains of $3.4 million. The after-tax impact of the acquisition gain was $78.0 million. Earnings for the second quarter of 2016 included $16.6 million of pre-tax income due to the early termination of certain FDIC shared-loss agreements, $12.5 million in investment securities gains and $3.3 million in acquisition gains recognized in connection with the FDIC-assisted transactions of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin and First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania.
For the six months ended June 30, 2017, net income was $202.3 million, or $16.84 per share, compared to $121.4 million, or $10.11 per share, reported for the same period of 2016. Annualized returns on average assets and average equity were 1.20 percent and 13.11 percent, respectively, through June 30, 2017, compared to 0.76 percent and 8.26 percent, respectively, for the same period a year earlier. Year-to-date 2017 pre-tax earnings included gains of $134.7 million recognized in connection with the FDIC-assisted transactions of Guaranty and HCB and $3.3 million of securities gains. Year-to-date 2016 earnings included $16.6 million of pre-tax income due to the early termination of certain FDIC shared-loss agreements, securities gains of $17.2 million and gains of $5.0 million recognized in connection with the NMSB and FCSB acquisitions.
Key highlights in the second quarter of 2017 include:

•	FCB completed the acquisition of Guaranty which contributed $646.8 million in loans and leases and $692.2 million in deposit balances at June 30, 2017.

•
Loans grew by $965.0 million to $22.87 billion, or by 17.7 percent on an annualized basis, during the second quarter of 2017, reflecting the Guaranty acquisition and originated portfolio growth of $383.1 million.

•
Deposits increased $453.6 million to $29.46 billion, or by 6.3 percent on an annualized basis, from March 31, 2017, primarily due to the deposit balances acquired from Guaranty and organic growth in low-cost demand deposit accounts.

•
Net interest income increased $11.3 million, or by 4.5 percent, compared to the first quarter of 2017. The increase was primarily due to originated loan growth and higher interest income earned on non-purchased credit impaired (non-PCI) loans, overnight investments and investment securities.

•
The taxable-equivalent net interest margin increased 3 basis points to 3.28 percent, compared to the first quarter of 2017, primarily due to a higher federal funds rate, leading to a more favorable yield on overnight investments, lower costs on deposits and higher loan balances.

•
Net charge-offs on total loans and leases were $4.5 million, or 0.08 percent of average loans and leases on an annualized basis, compared to $6.1 million, or 0.11 percent on an annualized basis, during the first quarter of 2017.

•
BancShares remained well capitalized under Basel III capital requirements with a Tier 1 risk-based capital ratio of 12.69 percent, common equity Tier 1 ratio of 12.69 percent, total risk-based capital ratio of 14.07 percent and leverage capital ratio of 9.33 percent at June 30, 2017.

Table 1
Selected Quarterly Data

	2017		2016			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016
SUMMARY OF OPERATIONS
Interest income	$272,542	$260,857	$254,782	$246,494	$243,369	$533,399	$486,481
Interest expense	10,933	10,514	10,865	10,645	11,180	21,447	21,572
Net interest income	261,609	250,343	243,917	235,849	232,189	511,952	464,909
Provision for loan and lease losses	12,324	8,231	16,029	7,507	4,562	20,555	9,405
Net interest income after provision for loan and lease losses	249,285	242,112	227,888	228,342	227,627	491,397	455,504
Gain on acquisitions	122,728	12,017	—	837	3,290	134,745	4,994
Noninterest income excluding gain on acquisitions	125,472	115,275	124,698	117,004	136,960	240,747	240,538
Noninterest expense	285,606	264,345	271,531	267,233	258,303	549,951	509,974
Income before income taxes	211,879	105,059	81,055	78,950	109,574	316,938	191,062
Income taxes	77,219	37,438	28,365	27,546	40,258	114,657	69,674
Net income	$134,660	$67,621	$52,690	$51,404	$69,316	$202,281	$121,388
Net interest income, taxable equivalent	$262,549	$251,593	$245,330	$237,146	$233,496	$514,142	$467,683
PER SHARE DATA
Net income	$11.21	$5.63	$4.39	$4.28	$5.77	$16.84	$10.11
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.60	0.60
Market price at period end (Class A)	372.70	335.37	355.00	293.89	258.91	372.70	258.91
Book value at period end	269.75	258.17	250.82	256.76	252.76	269.75	252.76
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$34,243,527	$33,494,500	$33,223,995	$32,655,417	$32,161,905	$33,871,083	$31,933,782
Investment securities	7,112,267	7,084,986	6,716,873	6,452,532	6,786,463	7,098,702	6,648,355
Loans and leases (1)	22,575,323	21,951,444	21,548,313	21,026,510	20,657,094	22,265,106	20,503,093
Interest-earning assets	32,104,717	31,298,970	31,078,428	30,446,592	29,976,629	31,704,069	29,767,629
Deposits	29,087,852	28,531,166	28,231,477	27,609,418	27,212,814	28,811,046	27,105,420
Long-term obligations	799,319	816,953	835,509	842,715	817,750	808,087	784,098
Interest-bearing liabilities	19,729,956	19,669,075	19,357,282	19,114,740	19,092,287	19,699,683	19,079,769
Shareholders' equity	$3,159,004	$3,061,099	$3,056,426	$3,058,155	$2,989,097	$3,111,388	$2,953,948
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$34,769,850	$34,018,405	$32,990,836	$32,971,910	$32,230,403	$34,769,850	$32,230,403
Investment securities	6,596,530	7,119,944	7,006,678	6,384,940	6,557,736	6,596,530	6,557,736
Loans and leases:
PCI	894,863	848,816	809,169	868,200	921,467	894,863	921,467
Non-PCI	21,976,602	21,057,633	20,928,709	20,428,780	19,821,104	21,976,602	19,821,104
Deposits	29,456,338	29,002,768	28,161,343	27,925,253	27,257,774	29,456,338	27,257,774
Long-term obligations	879,957	727,500	832,942	840,266	850,504	879,957	850,504
Shareholders' equity	$3,239,851	$3,100,696	$3,012,427	$3,083,748	$3,035,704	$3,239,851	$3,035,704
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.58%	0.82%	0.63%	0.63%	0.87%	1.20%	0.76%
Rate of return on average shareholders' equity (annualized)	17.10	8.96	6.86	6.69	9.33	13.11	8.26
Net yield on interest-earning assets (taxable equivalent)	3.28	3.25	3.14	3.10	3.13	3.27	3.16
Allowance for loan and lease losses to total loans and leases:
PCI	1.51	1.29	1.70	1.34	1.25	1.51	1.25
Non-PCI	0.98	1.00	0.98	0.98	0.99	0.98	0.99
Total	1.00	1.01	1.01	1.00	1.00	1.00	1.00
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	0.35	0.59	0.66	0.75	1.17	0.35	1.17
Noncovered	0.66	0.66	0.67	0.75	0.77	0.66	0.77
Total	0.65	0.66	0.67	0.75	0.77	0.65	0.77
Tier 1 risk-based capital ratio	12.69	12.57	12.42	12.50	12.63	12.69	12.63
Common equity Tier 1 ratio	12.69	12.57	12.42	12.50	12.63	12.69	12.63
Total risk-based capital ratio	14.07	13.99	13.85	13.96	14.10	14.07	14.10
Leverage capital ratio	9.33	9.15	9.05	9.07	9.09	9.33	9.09
Dividend payout ratio	2.68	5.33	6.83	7.01	5.20	3.56	5.93
Average loans and leases to average deposits	77.61	76.94	76.33	76.16	75.91	77.28	75.64
(1) Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale.

BUSINESS COMBINATIONS
Guaranty Bank
In May 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Guaranty. The acquisition provides FCB the opportunity to grow capital and enhance earnings. This was an FDIC-assisted transaction; however, it has no shared-loss agreement.

The Guaranty transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 2
Guaranty Bank

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$48,824
Overnight investments	94,134
Investment securities	12,140
Loans	689,086
Premises and equipment	8,603
Other real estate owned	55
Income earned not collected	6,720
Intangible assets	9,870
Other assets	5,693
Total assets acquired	875,125
Liabilities
Deposits	982,307
Other liabilities	440
Total liabilities assumed	982,747
Fair value of net liabilities assumed	(107,622)
Cash received from FDIC	226,233
Due from FDIC	4,117
Gain on acquisition of Guaranty	$122,728

Merger-related expenses of $6.7 million from the Guaranty transaction were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2017. Loan-related interest income generated from Guaranty was approximately $4.9 million since the acquisition date.

Based on such factors as past due status, nonaccrual status, loan-to-value, credit scores and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).

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
Merger-related expenses were immaterial for the three months ended June 30, 2017 and $698 thousand were recorded in the Consolidated Statements of Income for the six months ended June 30, 2017. Loan-related interest income generated from HCB was approximately $1.8 million and $2.8 million for the three and six months ended June 30, 2017, respectively.
All loans resulting from the HCB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI loans.
FDIC-Assisted Transactions
BancShares completed nine FDIC-assisted transactions during the period beginning in 2009 through 2016, and it acquired HCB and Guaranty in its tenth and eleventh such transaction during 2017. These transactions provided significant contributions to our results of operations. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the fourteen FDIC-assisted transactions (including the three completed by Bancorporation) included shared-loss agreements that, for their terms, protected us from a portion of the credit and asset quality risk we would otherwise incur. The Capitol City Bank & Trust, North Milwaukee State Bank, First CornerStone Bank, Harvest Community Bank and Guaranty Bank transactions did not include shared-loss agreements.

During the first quarter of 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture
Bank (VB). Under the terms of the agreement, FCB made a payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in an adjustment of $240 thousand to the FDIC shared-loss receivable and a $45 thousand loss on the termination of the shared-loss agreement. Additionally, FCB terminated five other shared-loss agreements, including Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank, in the second quarter of 2016. The resulting net positive impact to pre-tax earnings from the early termination of the FDIC shared-loss agreements was $16.6 million in the second quarter of 2016. All rights and obligations of FCB and the FDIC under the shared-loss agreements, including the clawback provisions and the settlement of outstanding shared-loss claims, have been resolved and terminated under the termination agreements. The termination of the FDIC shared-loss agreements had no impact on the yields of the loans that were previously covered under these agreements. FCB will recognize all future recoveries, losses and expenses related to the previously covered assets since the FDIC will no longer share in those amounts.

As of June 30, 2017, shared-loss protection has expired or has been terminated for all non-single family residential loans. Shared-loss protection remains only for single family residential loans acquired from United Western Bank and Georgian Bank in the amount of $73.2 million. For those acquired loans with shared-loss agreements remaining, generally, losses on single family residential loans are covered for ten years.

Table 4
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	June 30, 2017			March 31, 2017			June 30, 2016
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$22,575,323	$236,580	4.20%	$21,951,444	$227,792	4.20%	$20,657,094	$216,612	4.22%
Investment securities:
U. S. Treasury	1,622,936	4,453	1.10	1,644,598	4,199	1.04	1,540,669	2,993	0.78
Government agency	52,049	203	1.56	53,545	205	1.53	373,006	844	0.91
Mortgage-backed securities	5,278,731	24,756	1.88	5,241,296	24,322	1.86	4,787,719	20,554	1.72
Corporate bonds	60,356	932	6.17	57,104	980	6.87	12,533	197	6.27
Other	98,195	154	0.63	88,443	133	0.61	72,536	251	1.40
Total investment securities	7,112,267	30,498	1.72	7,084,986	29,839	1.69	6,786,463	24,839	1.47
Overnight investments	2,417,127	6,404	1.06	2,262,540	4,476	0.80	2,533,072	3,225	0.51
Total interest-earning assets	32,104,717	$273,482	3.42%	31,298,970	$262,107	3.39%	29,976,629	$244,676	3.28%
Cash and due from banks	503,205			496,929			455,394
Premises and equipment	1,130,796			1,130,049			1,123,042
FDIC shared-loss receivable	5,207			5,456			8,396
Allowance for loan and lease losses	(222,882)			(220,811)			(206,518)
Other real estate owned	57,044			60,034			66,300
Other assets	665,440			723,873			738,662
Total assets	$34,243,527			$33,494,500			$32,161,905

Liabilities
Interest-bearing deposits:
Checking with interest	$4,978,159	$253	0.02%	$4,834,779	$252	0.02%	$4,446,454	$218	0.02%
Savings	2,293,589	188	0.03	2,160,689	184	0.03	2,016,387	151	0.03
Money market accounts	8,107,107	1,688	0.08	8,343,092	1,859	0.09	8,084,829	1,644	0.08
Time deposits	2,745,473	2,003	0.29	2,815,682	2,141	0.31	2,986,103	2,588	0.35
Total interest-bearing deposits	18,124,328	4,132	0.09	18,154,242	4,436	0.10	17,533,773	4,601	0.11
Repurchase agreements	718,700	539	0.30	669,923	404	0.24	738,191	453	0.25
Other short-term borrowings	87,609	637	2.88	27,957	176	2.51	2,573	1	0.13
Long-term obligations	799,319	5,625	2.82	816,953	5,498	2.69	817,750	6,125	3.00
Total interest-bearing liabilities	19,729,956	10,933	0.22	19,669,075	10,514	0.22	19,092,287	11,180	0.23
Noninterest-bearing deposits	10,963,524			10,376,924			9,679,041
Other liabilities	391,043			387,402			401,480
Shareholders' equity	3,159,004			3,061,099			2,989,097
Total liabilities and shareholders' equity	$34,243,527			$33,494,500			$32,161,905
Interest rate spread			3.20%			3.17%			3.05%

Net interest income and net yield on interest-earning assets		$262,549	3.28%		$251,593	3.25%		$233,496	3.13%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent, 3.1 percent and 5.5 percent for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016, respectively. The taxable-equivalent adjustment was $940, $1,250 and $1,307 for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016, respectively.

Table 5
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Six months ended
	June 30, 2017			June 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$22,265,106	$464,372	4.20%	$20,503,093	$434,344	4.26%
Investment securities:
U.S. Treasury	1,633,707	8,652	1.07	1,536,848	5,873	0.77
Government agency	52,793	408	1.54	418,301	1,875	0.90
Mortgage-backed securities	5,260,117	49,078	1.87	4,627,453	39,566	1.71
Corporate bonds	58,739	1,912	6.51	11,596	363	6.26
State, county and municipal	—	—	—	98	1	2.73
Other	93,346	287	0.62	54,059	342	1.27
Total investment securities	7,098,702	60,337	1.70	6,648,355	48,020	1.45
Overnight investments	2,340,261	10,880	0.94	2,616,181	6,891	0.53
Total interest-earning assets	31,704,069	$535,589	3.40%	29,767,629	$489,255	3.30%
Cash and due from banks	500,084			462,777
Premises and equipment	1,130,425			1,127,139
FDIC shared-loss receivable	5,331			8,569
Allowance for loan and lease losses	(221,852)			(206,428)
Other real estate owned	58,531			65,958
Other assets	694,495			708,138
Total assets	$33,871,083			$31,933,782

Liabilities
Interest-bearing deposits:
Checking with interest	$4,906,865	$505	0.02%	$4,381,877	$418	0.02%
Savings	2,227,506	372	0.03	1,980,596	296	0.03
Money market accounts	8,224,447	3,547	0.09	8,209,929	3,285	0.08
Time deposits	2,780,384	4,144	0.30	3,023,718	5,261	0.35
Total interest-bearing deposits	18,139,202	8,568	0.10	17,596,120	9,260	0.11
Repurchase agreements	694,447	943	0.27	696,989	886	0.26
Other short-term borrowings	57,947	813	2.79	2,562	2	0.12
Long-term obligations	808,087	11,123	2.75	784,098	11,424	2.91
Total interest-bearing liabilities	19,699,683	21,447	0.22	19,079,769	21,572	0.23
Noninterest-bearing deposits	10,671,844			9,509,300
Other liabilities	388,168			390,765
Shareholders' equity	3,111,388			2,953,948
Total liabilities and shareholders' equity	$33,871,083			$31,933,782
Interest rate spread			3.18%			3.07%

Net interest income and net yield on interest-earning assets		$514,142	3.27%		$467,683	3.16%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent and 5.5 percent for the six months ended June 30, 2017 and 2016, respectively. The taxable-equivalent adjustment was $2,190 and $2,774 for the six months ended June 30, 2017 and 2016, respectively.

Table 6
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$20,590	$(622)	$19,968	$36,675	$(6,647)	$30,028
Investment securities:
U. S. Treasury	195	1,265	1,460	431	2,348	2,779
Government agency	(989)	348	(641)	(2,225)	758	(1,467)
Mortgage-backed securities	2,199	2,003	4,202	5,610	3,902	9,512
Corporate bonds	744	(9)	735	1,505	44	1,549
State, county and municipal	—	—	—	(1)	—	(1)
Other	66	(163)	(97)	185	(240)	(55)
Total investment securities	2,215	3,444	5,659	5,505	6,812	12,317
Overnight investments	(221)	3,400	3,179	(1,028)	5,017	3,989
Total interest-earning assets	$22,584	$6,222	$28,806	$41,152	$5,182	$46,334
Liabilities
Interest-bearing deposits:
Checking with interest	$31	$4	$35	$70	$17	$87
Savings	29	8	37	56	20	76
Money market accounts	24	20	44	(70)	332	262
Time deposits	(174)	(411)	(585)	(395)	(722)	(1,117)
Total interest-bearing deposits	(90)	(379)	(469)	(339)	(353)	(692)
Repurchase agreements	(9)	95	86	10	47	57
Other short-term borrowings	323	313	636	405	406	811
Long-term obligations	(135)	(365)	(500)	338	(639)	(301)
Total interest-bearing liabilities	89	(336)	(247)	414	(539)	(125)
Change in net interest income	$22,495	$6,558	$29,053	$40,738	$5,721	$46,459
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
Second Quarter 2017
Compared to the first quarter of 2017, net interest income increased $11.3 million, or by 4.5 percent, to $261.6 million for the second quarter of 2017. On a taxable-equivalent basis, net interest income increased $11.0 million, or by 4.4 percent, to $262.5 million during the first quarter of 2017. The increase was due to higher non-PCI loan interest income of $8.0 million, a $1.9 million increase in interest income earned on overnight investments, an increase in PCI loan interest income of $1.1 million and higher investment securities interest income of $655 thousand. Net interest income attributed to Guaranty in the second quarter of 2017 was approximately $5.0 million. These increases were partially offset by an increase in interest expense of $419 thousand primarily related to higher rates paid on short-term borrowings.
Compared to the second quarter of 2016, net interest income increased $29.4 million, or by 12.7 percent. On a taxable-equivalent basis, net interest income was $262.5 million, an increase of $29.1 million, or by 12.4 percent, from the second quarter of 2016. The increase was primarily due to a $20.2 million increase in non-PCI loan interest income due to originated loan volume and the contribution from the Guaranty acquisition, a $5.7 million increase in investment securities interest income and a $3.2 million increase in interest income earned on excess cash held in overnight investments. Interest income earned on overnight investments was positively impacted by two 25 basis point increases in the federal funds rate, one in March 2017 and the other in December 2016.
The taxable-equivalent net interest margin was 3.28 percent for the second quarter of 2017, an increase of 3 basis points from the first quarter of 2017 and an increase of 15 basis points from the same quarter in the prior year. The margin improvement compared to the first quarter of 2017 was primarily due to a higher federal funds rate, primarily impacting the yield on overnight investments and lower deposit costs. The margin improvement compared to second quarter of 2016 was primarily due to higher loan balances, improved investment yields and higher investment portfolio balances. Interest income earned on overnight investments was positively impacted by two 25 basis point increases in the federal funds rate, one in March 2017 and the other in December 2016.

Average quarter-to-date interest earning assets increased by $805.7 million since the first quarter of 2017, reflecting a $623.9 million increase in average loans outstanding, due to originated loan growth and loans acquired in the Guaranty acquisition, a $154.6 million increase in average overnight investments and a $27.3 million increase in average investment securities. Average quarter-to-date interest earning assets increased by $2.13 billion compared to the same quarter in the prior year. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth of $1.43 billion and the acquisitions of Cordia Bancorp, Inc. (Cordia) , HCB and Guaranty.
Average interest-bearing liabilities increased by $60.9 million compared to the first quarter of 2017, due to a $108.4 million increase in average short-term borrowings, offset by a $29.9 million decrease in average interest-bearing deposits and a $17.6 million decrease in average long-term obligations. When compared to the same quarter in the prior year, average interest-bearing liabilities increased $637.7 million primarily due to growth in average interest-bearing deposits and the acquisitions of Cordia, HCB and Guaranty. The rate on interest-bearing liabilities was 0.22 percent, unchanged from the first quarter of 2017 as the decline in deposit funding costs in the second quarter of 2017 offset higher borrowing costs resulting from additional FHLB advances of $175.0 million in 2017 to mitigate interest rate risk from long-term fixed-rate loans.
Year-to-date 2017
Net interest income for the first six months of 2017 was $512.0 million, an increase of $47.0 million, or 10.1 percent, compared to the same period of 2016. On a taxable-equivalent basis, net interest income was $514.1 million, an increase of $46.5 million, or 9.9 percent, from the same period of 2016. Loan interest income increased $30.5 million from the same period of 2016 as a result of a $33.0 million increase in non-PCI loan interest income due to originated loan growth, offset by a $2.5 million decline in PCI loan interest income due to continued loan run-off. Net interest income benefited from a $12.4 million improvement in investment securities interest income, higher income earned on overnight investments of $4.0 million and lower interest expense due to reduced interest-bearing deposit costs. Net interest income attributed to Guaranty in the first six months of 2017 was approximately $5.0 million.
The taxable-equivalent net interest margin increased 11 basis points to 3.27 percent in the first six months of 2017, compared to the same period of 2016. The margin improvement was primarily due to originated loan growth and improvement in investment yields. Interest income earned on overnight investments was positively impacted by two 25 basis point increases in the federal funds rate, one in March 2017 and the other in December 2016.
Average year-to-date interest earning assets increased by $1.94 billion in the first six months of 2017 compared to the same period of 2016, primarily due to a $1.76 billion increase in average outstanding loans due to originated loan growth and the impact of the Cordia, HCB and Guaranty acquisitions. Average year-to-date interest earning assets also increased due to higher average investment securities of $450.3 million, partially offset by a $275.9 million decline in average overnight investments.
Average year-to-date interest-bearing liabilities increased by $619.9 million compared to the first six months of 2016, primarily due to a $543.1 million increase in average interest-bearing deposits primarily due to organic growth and the Cordia, HCB and Guaranty acquisitions. The increase in average year-to-date interest-bearing liabilities was also attributable to a $24.0 million increase in average long-term obligations and a $52.8 million increase in average short-term borrowings. The increase in long-term obligations was primarily due to the addition of $175.0 million FHLB advances during 2017 to mitigate interest rate risk from long-term fixed rate loans, offset by certain obligations with maturities less than one year being reclassified to short-term borrowings. The increase in average short-term borrowings was due to certain long-term obligations with maturities less than one year being reclassified to short-term borrowings.
Noninterest Income
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder services, merchant services, service charges on deposit accounts and wealth management services. Among other income generating items, recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records the portion of recoveries not covered under shared-loss agreements as noninterest income rather than as an adjustment to the allowance for loan losses. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to acquisition date due to declining expected cash flow.

Table 7
Noninterest Income

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gain on acquisitions	$122,728	$12,017	$3,290	$134,745	$4,994
Merchant services	26,590	24,987	24,236	51,577	46,213
Cardholder services	24,287	21,258	21,054	45,545	40,412
Service charges on deposit accounts	25,862	22,142	21,884	48,004	43,734
Wealth management services	21,920	20,962	21,291	42,882	40,925
Securities gains (losses)	3,351	(24)	12,529	3,327	17,157
Other service charges and fees	6,628	7,601	7,137	14,229	14,126
Mortgage income	4,966	7,576	4,537	12,542	5,848
Insurance commissions	2,563	3,558	2,265	6,121	5,443
ATM income	2,513	1,773	1,845	4,286	3,610
Adjustments to FDIC receivable for shared-loss agreements	(1,273)	(1,628)	(2,367)	(2,901)	(4,900)
Net impact from FDIC shared-loss termination	—	(45)	16,559	(45)	16,559
Recoveries of PCI loans previously charged off	4,310	5,224	4,219	9,534	7,103
Other	3,755	1,891	1,771	5,646	4,308
Total noninterest income	$248,200	$127,292	$140,250	$375,492	$245,532
Total noninterest income for the second quarter of 2017 was $248.2 million and included the $122.7 million pre-tax gain on the acquisition of Guaranty. Noninterest income, excluding acquisition gains, increased by $10.2 million from the first quarter of 2017. The change was attributable to the following drivers:

•	Higher merchant and cardholder income of $4.6 million resulting from higher sales volume.

•	An increase in service charges on deposit accounts of $3.7 million primarily due to the acquisition of Guaranty.

•	Investment securities gains of $3.4 million primarily due to gain on sale of mortgage-backed securities.

•	Higher wealth management fees of $1.0 million associated with an increase in annuity income.

•	Lower mortgage income of $2.6 million due to an unfavorable change in the value of interest rate lock commitments.
Noninterest income excluding acquisition gains was $125.5 million for the second quarter of 2017 compared to $137.0 million for the same period of 2016. The decrease was primarily driven by the $16.6 million net impact from the FDIC shared-loss termination and higher investment securities gains of $9.2 million recognized in the second quarter of 2016. These decreases were offset by higher merchant and cardholder income of $5.6 million due to higher sales volume and an increase in service charges on deposit accounts of $4.0 million primarily due to the acquisition of Guaranty.
Noninterest income excluding acquisition gains was $240.7 million for first six months of 2017 compared to $240.5 million for the same period of 2016. The increase was primarily driven by higher merchant and cardholder income of $10.5 million due to higher sales volume, an increase in net service charges on deposit accounts of $4.3 million primarily due to the acquisition of Guaranty and an increase in mortgage income of $6.7 million attributable to interest rate movements and an impairment charge of $2.3 million on mortgage servicing assets recognized in 2016, offset by the $16.6 million net impact from the FDIC shared-loss termination recognized in 2016.

Noninterest Expense
The primary components of noninterest expense are salaries and wages, and related employee benefits, occupancy costs, equipment expense, and merchant and cardholder processing expenses.
Table 8
Noninterest Expense

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Salaries and wages	$118,169	$112,263	$104,059	$230,432	$207,958
Employee benefits	27,095	29,293	25,661	56,388	53,011
Occupancy expense	26,059	24,762	24,955	50,821	49,967
Equipment expense	24,654	24,588	22,715	49,242	45,060
Merchant processing	19,677	18,294	17,925	37,971	34,238
Cardholder processing	7,709	6,807	7,372	14,516	14,659
FDIC insurance expense	5,705	5,593	4,588	11,298	9,377
Foreclosure-related expenses	580	2,471	(1,116)	3,051	615
Merger-related expenses	6,853	833	1,385	7,686	1,423
Processing fees paid to third parties	5,426	4,316	4,634	9,742	8,736
Cardholder reward programs	2,954	2,544	2,779	5,498	4,899
Telecommunications	3,224	3,612	3,463	6,836	7,052
Consultant expense	3,423	1,879	2,741	5,302	4,215
Collection expense	1,796	1,292	2,497	3,088	5,078
Advertising expense	2,947	2,500	2,813	5,447	4,868
Core deposit intangible amortization	4,404	3,921	4,216	8,325	8,534
Other	24,931	19,377	27,616	44,308	50,284
Total noninterest expense	$285,606	$264,345	$258,303	$549,951	$509,974
Noninterest expense was $285.6 million in the second quarter of 2017, an increase of $21.3 million from the first quarter of 2017. The change was attributable to the following drivers:

•	Personnel expense, which includes salaries, wages and employee benefits, increased $3.7 million due to merit increases and increased headcount primarily from the Guaranty acquisition.

•	Occupancy expense increased $1.3 million primarily due to additional maintenance costs throughout our network.

•	Foreclosure-related expense declined $1.9 million due to lower losses on other real estate owned (OREO) sales.

•	Merger-related expenses increased $6.0 million primarily related to the Guaranty acquisition.

•	Processing fees paid to third parties increased $1.1 million primarily due to services utilized by wealth management and transaction-related services for acquired banks.

•	Consultant expense increased $1.5 million primarily due to higher server maintenance and compliance-related costs.

•
Other expenses increased primarily as a result of higher write-downs on OREO of $1.7 million and a $1.2 million reversal of a repurchase reserve on a Small Business Administration (SBA) guaranteed loan recognized in the first quarter of 2017.

Noninterest expense was $285.6 million in the second quarter of 2017, an increase of $27.3 million from the same period of 2016. The change was attributable to the following drivers:

•	Personnel expense increased by $15.5 million primarily due to merit increases, acquisitions, higher incentive costs and increased headcount.

•	Equipment expense increased by $1.9 million primarily due to software maintenance and software projects placed into service over the past year.

•	Merchant and cardholder processing expense increased by $2.1 million related to higher sales volume.

•	Foreclosure-related expenses increased $1.7 million primarily due to gains on OREO sales in the second quarter of 2016.

•	Merger-related expenses increased $5.5 million primarily related to the Guaranty acquisition.
Noninterest expense was $550.0 million for the six months ended June 30, 2017, an increase of $40.0 million from the same period of 2016. The increase was primarily driven by higher personnel expense of $25.9 million related to merit increases, acquired bank personnel, promotions, an increase in incentives and higher insurance costs. Other drivers of the increase in noninterest expense include higher equipment expense of $4.2 million primarily due to software maintenance and software projects placed into service over the past year, an increase in merchant and cardholder processing of $3.6 million related to higher sales volume and a $6.3 million increase in merger-related expense primarily due to the Guaranty and HCB acquisitions in 2017. These increases were partially offset by a $2.0 million decline in collection expense due to lower write-downs on OREO moving to foreclosure during the current year.

Income Taxes
Income tax expense was $77.2 million, $37.4 million and $40.3 million for the second quarter of 2017, first quarter of 2017 and second quarter of 2016, representing effective tax rates of 36.4 percent, 35.6 percent and 36.7 percent during the respective periods. Income tax expense was $114.7 million and $69.7 million for the six months ended June 30, 2017 and 2016, respectively, representing effective tax rates of 36.2 percent and 36.5 percent for the respective six month periods.
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

Interest-earning assets averaged $32.10 billion and $31.08 billion for the quarters ended June 30, 2017 and December 31, 2016, respectively. The $1.02 billion increase from December 31, 2016 was due to a $1.03 billion increase in loans and leases primarily as a result of originated loan growth and the acquisitions of Guaranty and HCB, and a $395.4 million increase in investment securities, offset by a $396.1 million decline in overnight investments.

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

Investment securities were $6.60 billion at June 30, 2017, a decrease of $410.1 million, when compared to $7.01 billion at December 31, 2016. The decrease in the portfolio from December 31, 2016 was primarily attributable to only reinvesting a portion of the proceeds from sales, maturities and pay downs into the investment portfolio. This follows an increase of $38.9 million in total investment securities from June 30, 2016 to June 30, 2017 reflecting continued progress in reinvesting proceeds from sales, maturities and pay downs of securities back into the investment portfolio.

As of June 30, 2017, investment securities available for sale had a net pre-tax unrealized loss of $26.2 million, compared to a net pre-tax unrealized loss of $72.7 million as of December 31, 2016 and a net pre-tax unrealized gain of $50.5 million as of June 30, 2016. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of June 30, 2017. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

Sales of investment securities for the three months ended June 30, 2017 resulted in a net realized gain of $3.4 million compared to a net loss of $24 thousand and a net gain of $12.5 million for the three months ended March 31, 2017 and June 30, 2016, respectively. During the six months ended June 30, 2017 we recognized $3.3 million in net realized gains on sales of investment securities compared to $17.2 million in net realized gains for the corresponding period of 2016.

At June 30, 2017, mortgage-backed securities represented 72.4 percent of investment securities available for sale, compared to U.S. Treasury, government agency securities, equity securities, corporate bonds and other, which represented 24.5 percent, 0.6 percent, 1.6 percent, 0.8 percent and 0.1 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Due to lower market rates and spread tightening since December 31, 2016 as well as executing on a sale of mortgage-backed securities in the second quarter of 2017, the carrying value of mortgage-backed, U.S. Treasury and government agency securities decreased by $403.2 million, $34.2 million and $317 thousand, respectively. Equity securities, in which our investments are comprised of other financial institutions, increased $22.4 million since December 31, 2016 primarily on improved bank stock performance driven largely by an improvement in the banking environment.

Table 9
Investment Securities

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,619,225	$1,616,134	$1,650,675	$1,650,319	$1,538,211	$1,541,479
Government agency	40,080	40,081	40,291	40,398	355,014	355,545
Mortgage-backed securities	4,822,517	4,772,242	5,259,466	5,175,425	4,489,218	4,535,831
Equity securities	78,753	105,859	71,873	83,507	81,114	81,390
Corporate bonds	54,412	54,705	49,367	49,562	41,360	41,385
Other	7,630	7,429	7,615	7,369	2,115	1,950
Total investment securities available for sale	6,622,617	6,596,450	7,079,287	7,006,580	6,507,032	6,557,580
Investment securities held to maturity:
Mortgage-backed securities	80	86	98	104	156	165
Total investment securities	$6,622,697	$6,596,536	$7,079,385	$7,006,684	$6,507,188	$6,557,745

Loans and Leases
Loans were $22.87 billion at June 30, 2017, a net increase of $1.13 billion compared to December 31, 2016, representing growth of 10.5 percent on an annualized basis. This increase was primarily driven by $512.0 million of organic growth in the non-PCI portfolio and $535.9 million in non-PCI loans acquired in the Guaranty acquisition at June 30, 2017. The PCI portfolio increased over this period by $85.7 million, reflecting net PCI loans acquired from Guaranty and HCB of $110.9 million and $74.4 million, respectively, at June 30, 2017, offset by loan run-off of $99.6 million.
Non-PCI loans increased by $2.16 billion, compared to June 30, 2016, reflecting originated loan growth and loans acquired in the Cordia and Guaranty transactions. PCI loans decreased by $26.6 million from June 30, 2016, due to continued pay downs in the PCI loan portfolio, offset by the contributions from the Guaranty and HCB acquisitions.

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

Non-PCI loans and leases at June 30, 2017 were $21.98 billion, representing 96.1 percent of total loans and leases, compared to $20.93 billion and $19.82 billion at December 31, 2016 and June 30, 2016, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $14.30 billion at June 30, 2017, an increase of $538.2 million and $1.29 billion, compared to December 31, 2016 and June 30, 2016, respectively, primarily resulting from originated loan growth and the Guaranty acquisition. The increase from June 30, 2016 was also attributable to the impact of the Cordia acquisition.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $7.68 billion at June 30, 2017, an increase of $509.7 million and $860.6 million compared to December 31, 2016 and June 30, 2016, respectively, resulting from originated loan growth and the Guaranty acquisition. The increase from June 30, 2016 was also attributable to the impact of the Cordia acquisition.

PCI Loans
The PCI portfolio includes loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. All nonrevolving loans are evaluated at acquisition and where a discount is required at least in part due to credit quality deterioration, the loans are accounted for under the guidance in ASC Topic 310-30. PCI loans are valued at fair value at the date of acquisition.

PCI loans at June 30, 2017 were $894.9 million, representing 3.9 percent of total loans and leases, compared to $809.2 million and $921.5 million at December 31, 2016 and June 30, 2016, respectively.

PCI commercial loans were $477.1 million at June 30, 2017, a decrease of $22.9 million since December 31, 2016 and $99.9 million since June 30, 2016, reflecting continued loan run-off, offset by the net PCI loans acquired from Guaranty and HCB. At June 30, 2017, PCI noncommercial loans were $417.8 million, an increase of $108.6 million and $73.3 million since December 31, 2016 and June 30, 2016, respectively, due to the contributions from the HCB and Guaranty acquisitions, offset by continued loan run-off.

Table 10
Loans and Leases

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Non-PCI loans and leases:
Commercial:
Construction and land development	$740,291	$649,157	$624,806
Commercial mortgage	9,301,154	9,026,220	8,505,259
Other commercial real estate	363,339	351,291	337,618
Commercial and industrial	2,553,612	2,567,501	2,386,159
Lease financing	853,943	826,270	784,861
Other	486,573	340,264	365,269
Total commercial loans	14,298,912	13,760,703	13,003,972
Noncommercial:
Residential mortgage	3,305,361	2,889,124	2,777,863
Revolving mortgage	2,678,686	2,601,344	2,533,528
Construction and land development	218,233	231,400	226,322
Consumer	1,475,410	1,446,138	1,279,419
Total noncommercial loans	7,677,690	7,168,006	6,817,132
Total non-PCI loans and leases	21,976,602	20,928,709	19,821,104
PCI loans:
Commercial:
Construction and land development	18,660	20,766	27,742
Commercial mortgage	426,778	453,013	513,021
Other commercial real estate	21,409	12,645	20,166
Commercial and industrial	9,307	11,844	12,854
Other	903	1,702	3,159
Total commercial loans	477,057	499,970	576,942
Noncommercial:
Residential mortgage	350,038	268,777	294,625
Revolving mortgage	65,949	38,650	47,230
Consumer	1,819	1,772	2,203
Total noncommercial loans	417,806	309,199	344,525
Total PCI loans	894,863	809,169	921,467
Total loans and leases	$22,871,465	$21,737,878	$20,742,571

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $228.8 million at June 30, 2017, representing an increase of $10.0 million and $20.8 million since December 31, 2016 and June 30, 2016, respectively. The ALLL as a percentage of total loans and leases was 1.00 percent at June 30, 2017, compared to 1.01 percent and 1.00 percent at December 31, 2016 and June 30, 2016, respectively.

BancShares credit quality trends have stabilized since June 30, 2016. At June 30, 2017, the ALLL allocated to non-PCI loans and leases was $215.3 million, or 0.98 percent of non-PCI loans and leases, compared to $205.0 million, or 0.98 percent, at December 31, 2016 and $196.5 million, or 0.99 percent, at June 30, 2016. The ALLL for non-PCI loans and leases increased from June 30, 2016 primarily due to continued loan growth with comparable credit quality. The remaining ALLL of $13.5 million relates to PCI loans at June 30, 2017, compared to $13.8 million and $11.6 million at December 31, 2016 and June 30, 2016, respectively. The ALLL on the PCI loan portfolio declined from December 31, 2016 primarily due to continued loan run-off. The ALLL on the PCI loan portfolio increased from June 30, 2016 primarily due to updates in default rates for certain pools of PCI loans based on actual experience, offset by continued loan run-off.

The ALLL allocated to originated non-PCI loans and leases was 1.08 percent of originated non-PCI loans and leases at June 30, 2017, compared to 1.09 percent and 1.12 percent at December 31, 2016 and June 30, 2016, respectively. Originated non-PCI loans were $19.80 billion, $18.82 billion and $17.53 billion at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.
BancShares recorded net provision expense of $12.3 million for loan and lease losses for the second quarter of 2017, compared to $8.2 million for the first quarter of 2017. The $4.1 million increase in net provision expense was due to higher PCI provision expense of $5.4 million, partially offset by a decrease of $1.3 million in non-PCI provision expense. The increase in PCI loan provision expense was primarily due to updates in default rates for certain pools of PCI loans based on actual experience. The decrease in non-PCI provision expense was due to credit quality improvements in the commercial loan portfolio and lower net charge-offs, partially offset by higher originated loan growth and an increase in specific reserves on impaired loans and leases.
Net provision expense increased $7.8 million from the second quarter of 2016. Non-PCI provision expense increased $3.1 million primarily due to higher originated loan growth and higher net charge-offs. The PCI provision expense increased $4.7 million due to updates in default rates for certain pools of PCI loans based on actual experience. Net provision expense for the six months ended June 30, 2017 was $20.6 million, compared to $9.4 million for the same period of 2016. The increase in provision expense was primarily due to higher net charge-offs, originated loan growth and an increase in provision on PCI loans due to updates in default rates for certain pools of PCI loans based on actual experience.
On an annualized basis, total net charge-offs as a percentage of total average loans and leases for the second quarter of 2017 was 0.08 percent, compared to 0.11 percent in the first quarter of 2017 and 0.06 percent in the second quarter of 2016. Net charge-offs for non-PCI loans and leases were $4.5 million during the second quarter of 2017, compared to $6.1 million and $3.3 million during the first quarter of 2017 and second quarter of 2016, respectively. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases during the second quarter of 2017 were 0.08 percent, compared to 0.12 percent in the first quarter of 2017 and 0.07 percent in the second quarter of 2016.
The unamortized discount related to non-PCI loans and leases at June 30, 2017, December 31, 2016 and June 30, 2016 was $42.9 million, $31.5 million and $35.0 million, respectively. The unamortized discount related to PCI loans at June 30, 2017, December 31, 2016 and June 30, 2016 was $129.8 million, $118.9 million and $136.5 million, respectively.
Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at June 30, 2017, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 11
Allowance for Loan and Lease Losses Components by Loan Class

	2017		2016			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016
Allowance for loan and lease losses at beginning of period	$220,943	$218,795	$211,950	$208,008	$206,783	$218,795	$206,216
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	2,372	2,536	10,802	835	291	4,908	1,234
Commercial mortgage	639	6	(20,844)	(2,163)	701	645	1,096
Other commercial real estate	33	304	958	150	(79)	337	(184)
Commercial and industrial	968	3,592	9,347	2,954	81	4,560	2,282
Lease financing	186	575	300	274	343	761	62
Other	(214)	517	985	183	37	241	(290)
Total commercial loans	3,984	7,530	1,548	2,233	1,374	11,452	4,200
Noncommercial:
Residential mortgage	155	1,061	6,654	531	1,487	1,506	2,262
Revolving mortgage	1,054	840	(4,541)	679	1,470	1,604	2,628
Construction and land development	(10)	(83)	(208)	88	78	(93)	165
Consumer	4,569	1,728	10,439	3,899	2,299	6,359	4,293
Total noncommercial loans	5,768	3,546	12,344	5,197	5,334	9,376	9,348
Total non-PCI provision	9,752	11,076	13,892	7,430	6,708	20,828	13,548
PCI provision for loan losses	2,572	(2,845)	2,137	77	(2,146)	(273)	(4,143)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(413)	(77)	(41)	(77)	(136)	(490)	(562)
Commercial mortgage	(235)	(37)	(392)	(461)	(44)	(272)	(134)
Other commercial real estate	—	(5)	—	—	—	(5)	—
Commercial and industrial	(3,121)	(3,253)	(5,321)	(1,198)	(1,177)	(6,374)	(2,494)
Lease financing	(97)	(173)	(310)	(132)	—	(270)	—
Other	(64)	(123)	15	—	(88)	(187)	(160)
Total commercial loans	(3,930)	(3,668)	(6,049)	(1,868)	(1,445)	(7,598)	(3,350)
Noncommercial:
Residential mortgage	(222)	(250)	(245)	(328)	(179)	(472)	(352)
Revolving mortgage	(280)	(825)	(779)	(391)	(1,081)	(1,105)	(2,116)
Consumer	(4,991)	(3,966)	(4,241)	(3,623)	(3,136)	(9,019)	(6,243)
Total noncommercial loans	(5,493)	(5,041)	(5,265)	(4,342)	(4,396)	(10,596)	(8,711)
Total non-PCI charge-offs	(9,423)	(8,709)	(11,314)	(6,210)	(5,841)	(18,194)	(12,061)
Non-PCI Recoveries:
Commercial:
Construction and land development	209	55	120	69	129	264	209
Commercial mortgage	731	364	147	378	500	1,095	755
Other commercial real estate	7	4	10	13	10	11	154
Commercial and industrial	2,392	265	207	328	525	2,657	1,004
Lease financing	—	6	4	5	1	6	180
Other	46	13	19	170	29	121	350
Total commercial loans	3,385	707	507	963	1,194	4,154	2,652
Noncommercial:
Residential mortgage	75	287	72	334	41	362	61
Revolving mortgage	401	552	414	256	214	953	245
Construction and land development	—	—	63	—	—	—	3
Consumer	1,093	1,080	1,074	1,092	1,111	2,173	2,101
Total noncommercial loans	1,569	1,919	1,623	1,682	1,366	3,488	2,410
Total non-PCI recoveries	4,954	2,626	2,130	2,645	2,560	7,642	5,062
Non-PCI loans and leases charged off, net	(4,469)	(6,083)	(9,184)	(3,565)	(3,281)	(10,552)	(6,999)
PCI loans charged off, net	—	—	—	—	(56)	—	(614)
Allowance for loan and lease losses at end of period	$228,798	$220,943	$218,795	$211,950	$208,008	$228,798	$208,008
Reserve for unfunded commitments	$1,133	$1,198	$1,133	$379	$399	$1,133	$399
Second Quarter 2017 to First Quarter 2017
Provision expense for non-PCI commercial and industrial loans was $1.0 million in the second quarter of 2017, compared to $3.6 million in the first quarter of 2017. The decline in provision expense was primarily due to a large recovery on a medical loan in the current quarter.
Provision expense for non-PCI consumer loans was $4.6 million in the second quarter of 2017, compared to $1.7 million in the first quarter of 2017. The increase in provision expense was due to higher consumer credit card balances in the current quarter.

Second Quarter 2017 to Second Quarter 2016
Provision expense for non-PCI commercial construction and land development loans was $2.4 million in the second quarter of 2017, compared to $291 thousand for the same period of 2016. The increase in provision expense was due to higher loan growth in 2017 compared to the prior year and the result of updating loan loss factors for this portfolio during the fourth quarter of 2016 given an increase in loss experience in accordance with our ALLL methodology.
Provision expense for non-PCI consumer loans was $4.6 million in the second quarter of 2017, compared to $2.3 million in the same period of 2016. The increase in provision expense was due to higher consumer credit card balances in the current quarter.
Year-to-date 2017
Provision expense for non-PCI commercial construction and land development loans was $4.9 million in the first six months of 2017, compared to $1.2 million for the same period of 2016. The increase in provision expense was due to higher loan growth in 2017 compared to the prior year and the result of updating loan loss factors for this portfolio during the fourth quarter of 2016 given an increase in loss experience in accordance with our ALLL methodology.
Provision expense for non-PCI commercial and industrial loans was $4.6 million in the first six months of 2017, compared to $2.3 million for the same period of 2016. The increase in provision expense was due to select credit downgrades related to medical and dental borrowers in the first quarter of 2017.
Provision expense for non-PCI consumer loans was $6.4 million in the first six months of 2017, compared to $4.3 million in the same period of 2016. The increase in provision expense was due to higher consumer credit card balances in the current quarter.
Table 12
Allowance for Loan and Lease Losses Metrics and Ratios

	2017		2016			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016
Average loans and leases:
PCI	$858,053	$857,501	$831,858	$892,115	$931,820	$857,778	$935,830
Non-PCI	21,717,270	21,093,943	20,716,455	20,134,395	19,725,274	21,407,328	19,567,263
Loans and leases at period-end:
PCI	894,863	848,816	809,169	868,200	921,467	894,863	921,467
Non-PCI	21,976,602	21,057,633	20,928,709	20,428,780	19,821,104	21,976,602	19,821,104
Allowance for loan and lease losses allocated to loans and leases:
PCI	13,496	10,924	13,769	11,632	11,555	13,496	11,555
Non-PCI	215,302	210,019	205,026	200,318	196,453	215,302	196,453
Total	$228,798	$220,943	$218,795	$211,950	$208,008	$228,798	$208,008
Net charge-offs (annualized) to average loans and leases:
PCI	—%	—%	—%	—%	0.02%	—%	0.13%
Non-PCI	0.08	0.12	0.18	0.07	0.07	0.10	0.07
Total	0.08	0.11	0.17	0.07	0.06	0.10	0.07
ALLL to total loans and leases:
PCI	1.51	1.29	1.70	1.34	1.25	1.51	1.25
Non-PCI	0.98	1.00	0.98	0.98	0.99	0.98	0.99
Total	1.00	1.01	1.01	1.00	1.00	1.00	1.00
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO from our PCI and non-PCI loan portfolios. At June 30, 2017, BancShares’ nonperforming assets were $150.2 million, up from $147.0 million at December 31, 2016 and down from $159.9 million at June 30, 2016, respectively.
At June 30, 2017, OREO totaled $60.8 million, representing declines of $450 thousand and $6.3 million since December 31, 2016 and June 30, 2016, respectively, as sales outpaced additions. Nonaccrual PCI loans at June 30, 2017 were down $2.1 million and $2.4 million from December 31, 2016 and June 30, 2016, respectively, due to resolutions of impaired loans. Nonaccrual non-PCI loans and leases at June 30, 2017 increased $5.8 million compared to December 31, 2016 primarily due to residential mortgage loans moving to past due status. Nonaccrual non-PCI loans and leases declined $939 thousand from June 30, 2016 as a result of problem asset resolutions in the commercial loan portfolio, offset by an increase in residential mortgage loans moving to nonaccrual status.
Of the $150.2 million in nonperforming assets at June 30, 2017, $260 thousand were loans and OREO covered by shared-loss agreements. Covered nonperforming assets continue to decline due to loan resolutions, the termination of certain shared-loss agreements and the expiration of FDIC shared-loss agreements.
Table 13
Nonperforming Assets

	2017		2016
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$88,067	$86,086	$82,307	$87,043	$89,006
PCI	1,312	1,458	3,451	4,142	3,759
Other real estate	60,781	56,491	61,231	68,964	67,089
Total nonperforming assets	$150,160	$144,035	$146,989	$160,149	$159,854

Nonaccrual loans and leases:
Covered under shared-loss agreements	$98	$98	$93	$95	$637
Not covered under shared-loss agreements	89,281	87,446	85,665	91,090	92,128
Other real estate:
Covered	162	349	472	591	484
Noncovered	60,619	56,142	60,759	68,373	66,605
Total nonperforming assets	$150,160	$144,035	$146,989	$160,149	$159,854

Loans and leases:
Covered	$73,170	$75,895	$84,821	$91,469	$95,534
Noncovered	22,798,295	21,830,554	21,653,057	21,205,511	20,647,037

Accruing loans and leases 90 days or more past due
Non-PCI	4,192	2,982	2,718	1,879	3,017
PCI	72,586	75,576	65,523	67,433	76,807

Ratio of nonperforming assets to total loans, leases and other real estate owned:
Covered	0.35%	0.59%	0.66%	0.75%	1.17%
Noncovered	0.66	0.66	0.67	0.75	0.77
Total	0.65%	0.66%	0.67%	0.75%	0.77%
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
Total PCI and non-PCI loans and leases classified as TDRs at June 30, 2017 were $150.9 million, compared to $150.9 million at December 31, 2016 and $139.3 million at June 30, 2016. Accruing TDRs were $124.2 million, a decline of $3.4 million from December 31, 2016 and an increase of $11.0 million from June 30, 2016. At June 30, 2017, nonaccruing TDRs were $26.7 million, an increase of $3.3 million and $579 thousand from December 31, 2016 and June 30, 2016, respectively. The increase in nonaccruing TDRs from December 31, 2016 was primarily related to an increase in residential mortgage TDRs.

Table 14
Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Accruing TDRs:
PCI	$19,877	$26,068	$23,369
Non-PCI	104,298	101,462	89,800
Total accruing TDRs	124,175	127,530	113,169
Nonaccruing TDRs:
PCI	318	301	952
Non-PCI	26,398	23,085	25,185
Total nonaccruing TDRs	26,716	23,386	26,137
All TDRs:
PCI	20,195	26,369	24,321
Non-PCI	130,696	124,547	114,985
Total TDRs	$150,891	$150,916	$139,306
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.95 billion and $19.47 billion at June 30, 2017 and December 31, 2016, respectively. The $478.0 million increase from December 31, 2016 was due to an increase in interest-bearing deposits of $250.0 million, a $181.0 million increase in short-term borrowings and a $47.0 million increase in long-term obligations. Interest-bearing liabilities increased $888.3 million from June 30, 2016 primarily due to an $802.9 million increase in interest-bearing deposits, a $55.9 million increase in short-term borrowings and a $29.5 million increase in long-term obligations.
Deposits
At June 30, 2017, total deposits were $29.46 billion, an increase of $1.29 billion, or 4.6 percent, compared to December 31, 2016 and an increase of $2.20 billion, or by 8.1 percent, when compared to June 30, 2016. The increase from both periods was primarily the result of organic growth in demand deposit, checking with interest and savings accounts and the contributions from the Guaranty and HCB acquisitions, offset by runoff in time deposits. The increase from June 30, 2016 also resulted from the contribution from the Cordia acquisition.
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
Short-Term Borrowings
At June 30, 2017, short-term borrowings were $784.5 million compared to $603.5 million and $728.6 million at December 31, 2016 and June 30, 2016, respectively. The $181.0 million increase from December 31, 2016 was due to FHLB borrowings of $75.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified from long-term obligations, as well as higher activity in customer repurchase agreements. The $56.0 million increase from June 30, 2016 was due to FHLB borrowings of $85.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified from long-term obligations, offset by lower activity in customer repurchase agreements.
Long-Term Obligations
Long-term obligations were $880.0 million at June 30, 2017, up $47.0 million from December 31, 2016 due to additional FHLB borrowings of $175.0 million during 2017 to mitigate interest rate risk from long-term fixed-rate loans. This increase was partially offset by FHLB borrowings of $75.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified from long-term obligations, as well as a redemption of $5.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/SC Capital Trust II. Long-term obligations increased $29.5 million from June 30, 2016 primarily due to additional FHLB borrowings of $175.0 million during 2017 to mitigate interest rate risk from long-term fixed-rate loans. This increase was partially offset by FHLB borrowings of $85.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified to short-term borrowings, as well as redemptions of $11.0 million and $1.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/SC Capital Trust II and FCB/NC Capital Trust III, respectively, since June 30, 2016.

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

Table 15
Trust Preferred Securities and Subordinated Debentures

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Subordinated Debentures Owed to Trust	Maturity Date
FCB/NC Capital Trust III	$90,206	$87,500	$90,206	$87,500	$96,392	$93,500	June 30, 2036
FCB/SC Capital Trust II	19,588	19,000	24,743	24,000	25,774	25,000	June 15, 2034
SCB Capital Trust I	10,310	10,000	10,310	10,000	10,310	10,000	April 7, 2034
	$120,104	$116,500	$125,259	$121,500	$132,476	$128,500

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net reduction in shareholders' equity of $102.8 million at June 30, 2017, compared to a net reduction of $135.2 million at December 31, 2016 and $15.0 million at June 30, 2016. The $32.3 million increase in AOCI from December 31, 2016 was primarily driven by a decrease in unrealized losses on investment securities as a result of lower market interest rates. The $87.8 million decrease in AOCI from June 30, 2016 was primarily driven by the change in the discount rate used in our defined benefit pension plans and the unrealized loss position on our investment securities available for sale portfolio at June 30, 2017 as a result of higher market interest rates.

Table 16
Analysis of Capital Adequacy

	June 30, 2017	December 31, 2016	June 30, 2016	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	12.69%	12.42%	12.63%	6.00%	8.00%
Common equity Tier 1	12.69	12.42	12.63	4.50	6.50
Total risk-based capital	14.07	13.85	14.10	8.00	10.00
Tier 1 leverage ratio	9.33	9.05	9.09	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.55%	12.25%	12.44%	6.00%	8.00%
Common equity Tier 1	12.55	12.25	12.44	4.50	6.50
Total risk-based capital	13.51	13.21	13.39	8.00	10.00
Tier 1 leverage ratio	9.23	8.94	8.96	4.00	5.00
Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set minimum requirements for both the quantity and quality of capital held by BancShares and FCB and included a common equity Tier 1 capital to risk-weighted assets ratio. A capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent above minimum risk-based capital requirements and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. As such, the capital conservation buffer requirement was 1.25 percent effective January 1, 2017. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 6.07 percent and 5.51 percent, respectively, at June 30, 2017. The buffers exceeded the 1.25 percent requirement and, therefore, resulted in no limit on distributions.
As of June 30, 2017, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. BancShares had no trust preferred capital securities included in Tier 1 capital at June 30, 2017 and December 31, 2016 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
RISK MANAGEMENT
Risk is inherent in any business and, as is the case with other management functions, senior management has primary responsibility for day-to-day management of the risks we face.  The Board of Directors strive to ensure that risk management is part of the business culture and that policies and procedures for identifying, assessing, measuring, monitoring, and managing risk are part of the decision-making process. The Board of Director’s role in risk oversight is an integral part of our overall enterprise risk management framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.
The Board Risk Committee structure is designed to allow for information flow and escalation of risk related issues. Among the duties and responsibilities assigned by the Board of Directors, the Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, strategic, legal, and reputational risks; review, approve and monitor adherence to risk appetite and supporting risk tolerance levels and evaluate, monitor and oversee the adequacy and effectiveness of the Enterprise Risk Management Framework. The Board Risk Committee also reviews reports of examination by and communications from regulatory agencies, and the results of internal and third party testing, analyses and reviews, related to risks, risk management, and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee reviews and monitors management's response to any noted regulatory or audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks and other areas of joint responsibility.
The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests are available to the public. In combination with other risk management and monitoring practices, the results of stress testing activities are considered a key part of our risk management program.

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

We assess our short term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the current low level of interest rates and competitive pressures that constrain our ability to further reduce deposit interest rates, it is unlikely that the rates on most interest-bearing deposits can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration of low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates.

Table 17
Net Interest Income Sensitivity Simulation Analysis
This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of June 30, 2017 and December 31, 2016.

	Estimated increase in net interest income
Change in interest rate (basis point)	June 30, 2017	December 31, 2016
+100	4.32%	4.12%
+200	5.54	5.06
+300	3.01	2.08
The change in net interest income sensitivity metrics at June 30, 2017 compared to December 31, 2016 benefited from an increase in overnight investments and a favorable change in the deposit mix from growth in non-interest bearing deposits.
Table 18
Economic Value of Equity Modeling Analysis
Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of June 30, 2017 and December 31, 2016.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	June 30, 2017	December 31, 2016
+100	5.07%	3.10%
+200	4.32	0.85
+300	(1.17)	(5.44)

The improvement in the economic value of equity metrics at June 30, 2017 compared to December 31, 2016 was primarily due to an increase in asset sensitivity driven by a reduction in fixed rate securities and growth in non-interest bearing deposits.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities, which totaled $4.54 billion at June 30, 2017 compared to $3.88 billion at December 31, 2016. Another source of available liquidity is advances from the FHLB of Atlanta. Outstanding FHLB advances were $845.2 million as of June 30, 2017, and we had sufficient collateral pledged to secure $4.72 billion of additional borrowings. Also, at June 30, 2017, $2.89 billion in noncovered loans with a lendable collateral value of $1.99 billion were used to create additional borrowing capacity at the Federal Reserve

Bank. We also maintain Federal Funds lines and other borrowing facilities which had $715.0 million of available capacity at June 30, 2017.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2017, BancShares’ market risk profile has not changed significantly from December 31, 2016, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
No change in BancShares' internal control over financial reporting occurred during the second quarter of 2017 that had materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Date:	August 3, 2017		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer