Form 10-Q
period 2017-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2017-11-02
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of November 1, 2017)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$296,386	$539,741
Overnight investments	2,432,233	1,872,594
Investment securities available for sale	6,992,877	7,006,580
Investment securities held to maturity	78	98
Loans held for sale	70,803	74,401
Loans and leases	23,149,073	21,737,878
Allowance for loan and lease losses	(231,842)	(218,795)
Net loans and leases	22,917,231	21,519,083
Premises and equipment	1,131,558	1,133,044
Other real estate owned	53,988	61,231
Income earned not collected	90,821	79,839
FDIC shared-loss receivable	4,610	4,172
Goodwill	150,601	150,601
Other intangible assets	77,491	78,040
Other assets	365,477	471,412
Total assets	$34,584,154	$32,990,836
Liabilities
Deposits:
Noninterest-bearing	$11,483,033	$10,130,549
Interest-bearing	17,850,916	18,030,794
Total deposits	29,333,949	28,161,343
Short-term borrowings	679,280	603,487
Long-term obligations	866,123	832,942
FDIC shared-loss payable	100,203	97,008
Other liabilities	290,768	283,629
Total liabilities	31,270,323	29,978,409
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at September 30, 2017 and December 31, 2016)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2017 and December 31, 2016)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Surplus	658,918	658,918
Retained earnings	2,735,227	2,476,691
Accumulated other comprehensive loss	(92,324)	(135,192)
Total shareholders’ equity	3,313,831	3,012,427
Total liabilities and shareholders’ equity	$34,584,154	$32,990,836

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2017	2016	2017	2016
Interest income
Loans and leases	$246,260	$219,314	$708,622	$651,160
Investment securities and dividend income	29,706	23,395	89,863	71,139
Overnight investments	8,367	3,785	19,247	10,676
Total interest income	284,333	246,494	817,732	732,975
Interest expense
Deposits	3,839	4,457	12,407	13,717
Short-term borrowings	1,429	540	3,185	1,428
Long-term obligations	5,890	5,648	17,013	17,072
Total interest expense	11,158	10,645	32,605	32,217
Net interest income	273,175	235,849	785,127	700,758
Provision for loan and lease losses	7,946	7,507	28,501	16,912
Net interest income after provision for loan and lease losses	265,229	228,342	756,626	683,846
Noninterest income
Gain on acquisitions	—	837	134,745	5,831
Cardholder services	24,461	21,537	70,006	61,949
Merchant services	25,879	25,179	77,456	71,392
Service charges on deposit accounts	25,951	23,154	73,955	66,888
Wealth management services	21,234	19,915	64,116	60,840
Securities gains	1,337	352	4,664	17,509
Other service charges and fees	7,073	7,567	21,302	21,693
Mortgage income	6,775	6,692	19,317	12,540
Insurance commissions	2,894	2,755	9,015	8,198
ATM income	2,596	1,908	6,882	5,518
Adjustments to FDIC shared-loss receivable	(1,770)	(2,773)	(4,671)	(7,673)
Net impact from FDIC shared-loss agreement termination	—	—	(45)	16,559
Other	8,957	10,718	24,137	22,129
Total noninterest income	125,387	117,841	500,879	363,373
Noninterest expense
Salaries and wages	121,086	107,762	351,518	315,720
Employee benefits	27,030	26,750	83,418	79,761
Occupancy expense	26,594	24,857	77,415	74,824
Equipment expense	23,887	23,736	73,129	68,796
Merchant processing	19,653	18,686	57,624	52,924
Cardholder processing	8,576	7,416	23,092	22,075
FDIC insurance expense	5,449	5,796	16,747	15,173
Collection and foreclosure-related expenses	3,443	4,039	9,582	9,732
Merger-related expenses	562	3,764	8,248	5,187
Other	50,687	44,427	136,145	133,015
Total noninterest expense	286,967	267,233	836,918	777,207
Income before income taxes	103,649	78,950	420,587	270,012
Income taxes	36,585	27,546	151,242	97,220
Net income	$67,064	$51,404	$269,345	$172,792
Average shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405
Net income per share	$5.58	$4.28	$22.43	$14.39

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2017	2016	2017	2016
Net income	$67,064	$51,404	$269,345	$172,792
Other comprehensive income:
Unrealized gains (losses) on securities:
Change in unrealized securities gains (losses) arising during period	15,752	(1,577)	65,619	90,631
Tax effect	(5,857)	855	(24,401)	(34,250)
Reclassification adjustment for net gains realized and included in income before income taxes	(1,337)	(352)	(4,664)	(17,509)
Tax effect	495	191	1,726	6,583
Total change in unrealized gains (losses) on securities, net of tax	9,053	(883)	38,280	45,455
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	—	—	—	1,429
Tax effect	—	—	—	(537)
Total change in unrecognized loss on cash flow hedges, net of tax	—	—	—	892
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,330	1,768	7,290	5,302
Tax effect	(864)	(642)	(2,702)	(1,993)
Total change in pension obligation, net of tax	1,466	1,126	4,588	3,309
Other comprehensive income	10,519	243	42,868	49,656
Total comprehensive income	$77,583	$51,647	$312,213	$222,448

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109
Net income	—	—	—	172,792	—	172,792
Other comprehensive income, net of tax	—	—	—	—	49,656	49,656
Cash dividends ($0.90 per share)	—	—	—	(10,809)	—	(10,809)
Balance at September 30, 2016	$11,005	$1,005	$658,918	$2,427,604	$(14,784)	$3,083,748

Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427
Net income	—	—	—	269,345	—	269,345
Other comprehensive income, net of tax	—	—	—	—	42,868	42,868
Cash dividends ($0.90 per share)	—	—	—	(10,809)	—	(10,809)
Balance at September 30, 2017	$11,005	$1,005	$658,918	$2,735,227	$(92,324)	$3,313,831

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$269,345	$172,792
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	28,501	16,912
Deferred tax expense (benefit)	67,270	(13,328)
Net change in current taxes	17,115	(16,906)
Depreciation	67,749	66,400
Net increase (decrease) in accrued interest payable	401	(1,662)
Net increase in income earned not collected	(4,471)	(2,899)
Gain on acquisitions	(134,745)	(5,831)
Securities gains	(4,664)	(17,509)
Loss on termination of FDIC shared-loss agreements	45	3,377
Origination of loans held for sale	(471,862)	(589,313)
Proceeds from sale of loans held for sale	487,017	564,026
Gain on sale of loans held for sale	(11,317)	(10,857)
Gain on sale of portfolio loans	(1,007)	(3,758)
Net write-downs/losses on other real estate	3,152	5,251
Gain on sales of premises and equipment	(490)	—
Net accretion of premiums and discounts	(34,535)	(32,924)
Amortization of intangible assets	16,994	16,633
Reduction in FDIC receivable for shared-loss agreements	5,799	11,926
Net change in FDIC payable for shared-loss agreements	3,195	(12,474)
Net change in other assets	(9,566)	17,120
Net change in other liabilities	10,178	56,275
Net cash provided by operating activities	304,104	223,251
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(771,593)	(782,771)
Purchases of investment securities available for sale	(1,891,967)	(2,382,141)
Proceeds from maturities/calls of investment securities held to maturity	20	130
Proceeds from maturities/calls of investment securities available for sale	1,436,113	1,213,333
Proceeds from sales of investment securities available for sale	538,317	1,802,155
Net increase in overnight investments	(458,027)	(891,059)
Proceeds from sales of portfolio loans	162,486	77,665
Cash paid to the FDIC for shared-loss agreements	(7,440)	(16,701)
Net cash paid to the FDIC for termination of shared-loss agreements	(285)	(20,115)
Proceeds from sales of other real estate	31,072	24,406
Proceeds from sales of premises and equipment	2,920	—
Purchases of premises and equipment	(60,090)	(60,982)
Business acquisitions, net of cash acquired	300,703	(727)
Net cash used in investing activities	(717,771)	(1,036,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(469,540)	(371,164)
Net increase in demand and other interest-bearing deposits	538,084	917,382
Net change in short-term borrowings	(59,207)	93,655
Repayment of long-term obligations	(6,819)	(3,889)
Origination of long-term obligations	175,000	150,000
Cash dividends paid	(7,206)	(10,809)
Net cash provided by financing activities	170,312	775,175
Change in cash and due from banks	(243,355)	(38,381)
Cash and due from banks at beginning of period	539,741	534,086
Cash and due from banks at end of period	$296,386	$495,705
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$26,926	$31,517
Dividends declared but not paid	3,603	—
Reclassification of portfolio loans to loans held for sale	161,719	—
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities held to maturity. We have formed a cross-functional team co-led by Finance and Risk Management and engaged a third party to assist with the adoption, which began with a readiness and data gap analysis. The implementation team has developed a high-level project plan and is staying informed about the broader industry's perspective and insights, and identifying and researching key decision points. We anticipate the gap analysis to be completed during the fourth quarter of 2017 which will determine our path going forward. We are currently evaluating the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For BancShares, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. We will adopt during the first quarter of 2019. We have engaged a third party and completed an inventory of all leases and their terms and service contracts with embedded leases. While we continue to evaluate the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to our balance sheet will impact our total risk-weighted assets used to determine our regulatory capital levels.

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
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal periods beginning after December 15, 2016. We expect to adopt the ASU during the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings and the modified retrospective approach will likely be used if we determine there is a material impact. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. We engaged a third party to assist in developing processes and procedures for gathering evidence related to the implementation of this standard and have performed an analysis of contracts for wealth management income, customer service charges, ATM fees and miscellaneous income, for which we do not expect to have a significant impact on our results of operations. We continue to evaluate the impact of the new standard on other sources of our noninterest income and on our presentation and disclosures.

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

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$48,824
Overnight investments	94,134
Investment securities	12,140
Loans	689,086
Premises and equipment	8,603
Other real estate owned	55
Income earned not collected	6,720
Intangible assets	9,870
Other assets	5,693
Total assets acquired	875,125
Liabilities
Deposits	982,307
Other liabilities	440
Total liabilities assumed	982,747
Fair value of net liabilities assumed	(107,622)
Cash received from FDIC	230,342
Due from FDIC	8
Gain on acquisition of Guaranty	$122,728

Merger-related expenses of $562 thousand and $7.2 million from the Guaranty transaction were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. Loan-related interest income generated from Guaranty was approximately $8.5 million for the three months ended September 30, 2017 and $13.5 million since the acquisition date.

Based on such credit factors as past due status, nonaccrual status, loan-to-value and credit scores, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).

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
No merger-related expenses were recorded for the three months ended September 30, 2017 and $698 thousand were recorded in the Consolidated Statements of Income for the nine months ended September 30, 2017for the HCB transaction. Loan-related interest income generated from HCB was approximately $579 thousand and $3.4 million for the three and nine months ended September 30, 2017, respectively.
All loans resulting from the HCB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI under ASC 310-30.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,619,343	$—	$3,019	$1,616,324
Mortgage-backed securities	5,240,922	3,256	43,837	5,200,341
Equity securities	82,314	31,336	—	113,650
Corporate bonds	54,412	471	10	54,873
Other	7,638	225	174	7,689
Total investment securities available for sale	$7,004,629	$35,288	$47,040	$6,992,877

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,650,675	$579	$935	$1,650,319
Government agency	40,291	107	—	40,398
Mortgage-backed securities	5,259,466	2,809	86,850	5,175,425
Equity securities	71,873	11,634	—	83,507
Corporate bonds	49,367	195	—	49,562
Other	7,615	—	246	7,369
Total investment securities available for sale	$7,079,287	$15,324	$88,031	$7,006,580

	September 30, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$78	$6	$—	$84

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$98	$6	$—	$104

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

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$749,215	$748,157	$842,798	$842,947
One through five years	872,243	870,507	848,168	847,770
Five through 10 years	54,412	54,873	49,367	49,562
Over 10 years	5,523	5,349	7,615	7,369
Mortgage-backed securities	5,240,922	5,200,341	5,259,466	5,175,425
Equity securities	82,314	113,650	71,873	83,507
Total investment securities available for sale	$7,004,629	$6,992,877	$7,079,287	$7,006,580
Investment securities held to maturity
Mortgage-backed securities held to maturity	$78	$84	$98	$104
For each period presented, realized securities gains (losses) included the following:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Gross gains on sales of investment securities available for sale	$1,337	$452	$4,693	$17,940
Gross losses on sales of investment securities available for sale	—	(100)	(29)	(431)
Total realized securities gains	$1,337	$352	$4,664	$17,509

The following table provides information regarding securities with unrealized losses as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,616,324	$3,019	$—	$—	$1,616,324	$3,019
Mortgage-backed securities	3,989,074	38,441	406,480	5,396	4,395,554	43,837
Corporate bonds	5,025	10		—	5,025	10
Other	5,349	174	—	—	5,349	174
Total	$5,615,772	$41,644	$406,480	$5,396	$6,022,252	$47,040

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$807,822	$935	$—	$—	$807,822	$935
Mortgage-backed securities	4,442,700	82,161	362,351	4,689	4,805,051	86,850
Other	7,369	246	—	—	7,369	246
Total	$5,257,891	$83,342	$362,351	$4,689	$5,620,242	$88,031
Investment securities with an aggregate fair value of $406.5 million and $362.4 million had continuous unrealized losses for more than 12 months with a corresponding aggregate unrealized loss of $5.4 million and $4.7 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, all 55 of these investments are government sponsored enterprise-issued mortgage-backed securities.
None of the unrealized losses identified as of September 30, 2017 or December 31, 2016 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $4.51 billion at September 30, 2017 and $4.55 billion at December 31, 2016 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
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
BancShares reports PCI and non-PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, commercial and non-commercial loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics.
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

Loans and leases outstanding included the following at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-PCI loans and leases:
Commercial:
Construction and land development	$626,887	$649,157
Commercial mortgage	9,510,158	9,026,220
Other commercial real estate	434,736	351,291
Commercial and industrial	2,654,898	2,567,501
Lease financing	866,804	826,270
Other	322,216	340,264
Total commercial loans	14,415,699	13,760,703
Noncommercial:
Residential mortgage	3,467,978	2,889,124
Revolving mortgage	2,692,558	2,601,344
Construction and land development	227,184	231,400
Consumer	1,511,487	1,446,138
Total noncommercial loans	7,899,207	7,168,006
Total non-PCI loans and leases	22,314,906	20,928,709
PCI loans:
Commercial:
Construction and land development	17,406	20,766
Commercial mortgage	393,557	453,013
Other commercial real estate	17,771	12,645
Commercial and industrial	7,064	11,844
Other	922	1,702
Total commercial loans	436,720	499,970
Noncommercial:
Residential mortgage	327,263	268,777
Revolving mortgage	67,847	38,650
Consumer	2,337	1,772
Total noncommercial loans	397,447	309,199
Total PCI loans	834,167	809,169
Total loans and leases	$23,149,073	$21,737,878
At September 30, 2017, $70.4 million of total residential loans and leases were covered under shared-loss agreements with the FDIC, compared to $84.8 million at December 31, 2016. The shared-loss agreements, for their terms, protect BancShares from a substantial portion of the credit and asset quality risk that would otherwise be incurred.
At September 30, 2017, $8.61 billion in noncovered loans with a lendable collateral value of $5.94 billion were used to secure $835.2 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $5.10 billion. At December 31, 2016, $8.26 billion in noncovered loans with a lendable collateral value of $5.50 billion were used to secure $660.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $4.84 billion. At September 30, 2017, $2.74 billion in noncovered loans with a lendable collateral value of $2.05 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). There were no loans used to secure additional borrowing capacity at the FRB at December 31, 2016.
Net deferred fees on originated non-PCI loans and leases, including unearned income and unamortized costs, fees, premiums and discounts, were $1.9 million and $6.7 million at September 30, 2017 and December 31, 2016, respectively. The unamortized discount related to purchased non-PCI loans and leases in the Guaranty, Cordia Bancorp Inc. (Cordia) and First Citizens Bancorporation, Inc. (Bancorporation) acquisitions was $15.6 million, $3.1 million and $19.9 million at September 30, 2017, respectively. At December 31, 2016, the unamortized discount related to purchased non-PCI loans and leases from the Cordia and Bancorporation acquisitions was $4.2 million and $27.4 million, respectively. During the three months ended September 30, 2017 and September 30, 2016, accretion income on non-PCI loans and leases was $4.2 million and $3.6 million, respectively. During the nine months ended September 30, 2017 and September 30, 2016, accretion income on non-PCI loans and leases was $10.2 million and $9.7 million, respectively.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of amortized cost or market. Loans held for sale totaled $70.8 million at

September 30, 2017. During the third quarter of 2017, certain residential mortgage portfolio loans of $130.2 million were sold resulting in a gain of $843 thousand. During the nine months ended September 30, 2017, $162.7 million of certain residential mortgage portfolio loans were sold, resulting in a gain of $1.0 million.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2017 and December 31, 2016 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

Non-PCI loans and leases outstanding at September 30, 2017 and December 31, 2016 by credit quality indicator are provided below:

	September 30, 2017
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$616,505	$9,321,377	$430,282	$2,448,998	$855,877	$317,991	$13,991,030
Special mention	4,128	64,907	1,208	36,707	3,833	1,159	111,942
Substandard	6,193	123,327	3,246	21,215	6,824	3,066	163,871
Doubtful	61	292	—	47	—	—	400
Ungraded	—	255	—	147,931	270	—	148,456
Total	$626,887	$9,510,158	$434,736	$2,654,898	$866,804	$322,216	$14,415,699

	December 31, 2016
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$645,232	$8,821,439	$347,509	$2,402,659	$818,008	$335,831	$13,370,678
Special mention	2,236	76,084	1,433	22,804	2,675	1,020	106,252
Substandard	1,683	126,863	2,349	17,870	5,415	3,413	157,593
Doubtful	6	334	—	8	—	—	348
Ungraded	—	1,500	—	124,160	172	—	125,832
Total	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$13,760,703

	September 30, 2017
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,424,113	$2,668,131	$223,849	$1,498,399	$7,814,492
30-59 days past due	17,635	11,606	1,026	7,671	37,938
60-89 days past due	7,460	2,796	497	2,793	13,546
90 days or greater past due	18,770	10,025	1,812	2,624	33,231
Total	$3,467,978	$2,692,558	$227,184	$1,511,487	$7,899,207

	December 31, 2016
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,839,045	$2,576,942	$229,106	$1,434,658	$7,079,751
30-59 days past due	27,760	14,290	1,139	6,775	49,964
60-89 days past due	7,039	2,698	598	2,779	13,114
90 days or greater past due	15,280	7,414	557	1,926	25,177
Total	$2,889,124	$2,601,344	$231,400	$1,446,138	$7,168,006

 PCI loans outstanding at September 30, 2017 and December 31, 2016 by credit quality indicator are provided below:

	September 30, 2017
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$6,781	$202,496	$14,323	$4,464	$274	$228,338
Special mention	730	57,887	379	560	393	59,949
Substandard	7,651	123,909	2,291	1,707	255	135,813
Doubtful	2,244	9,265	778	297	—	12,584
Ungraded	—	—	—	36	—	36
Total	$17,406	$393,557	$17,771	$7,064	$922	$436,720

	December 31, 2016
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$8,103	$234,023	$8,744	$7,253	$696	$258,819
Special mention	950	67,848	102	620	—	69,520
Substandard	7,850	138,312	3,462	3,648	1,006	154,278
Doubtful	3,863	12,830	337	303	—	17,333
Ungraded	—	—	—	20	—	20
Total	$20,766	$453,013	$12,645	$11,844	$1,702	$499,970

	September 30, 2017
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$283,789	$60,334	$2,179	$346,302
30-59 days past due	8,379	2,410	62	10,851
60-89 days past due	4,234	1,542	28	5,804
90 days or greater past due	30,861	3,561	68	34,490
Total	$327,263	$67,847	$2,337	$397,447

	December 31, 2016
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Consumer	Total PCI noncommercial loans
Current	$230,065	$33,827	$1,637	$265,529
30-59 days past due	9,595	618	68	10,281
60-89 days past due	6,528	268	4	6,800
90 days or greater past due	22,589	3,937	63	26,589
Total	$268,777	$38,650	$1,772	$309,199

The aging of the outstanding non-PCI loans and leases, by class, at September 30, 2017 and December 31, 2016 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2017
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,075	$346	$122	$1,543	$625,344	$626,887
Commercial mortgage	7,661	2,272	10,447	20,380	9,489,778	9,510,158
Other commercial real estate	52	—	680	732	434,004	434,736
Commercial and industrial	10,322	2,459	1,217	13,998	2,640,900	2,654,898
Lease financing	1,752	932	833	3,517	863,287	866,804
Residential mortgage	17,635	7,460	18,770	43,865	3,424,113	3,467,978
Revolving mortgage	11,606	2,796	10,025	24,427	2,668,131	2,692,558
Construction and land development - noncommercial	1,026	497	1,812	3,335	223,849	227,184
Consumer	7,671	2,793	2,624	13,088	1,498,399	1,511,487
Other	—	—	155	155	322,061	322,216
Total non-PCI loans and leases	$58,800	$19,555	$46,685	$125,040	$22,189,866	$22,314,906

	December 31, 2016
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,845	$39	$286	$2,170	$646,987	$649,157
Commercial mortgage	11,592	2,773	10,329	24,694	9,001,526	9,026,220
Other commercial real estate	310	—	—	310	350,981	351,291
Commercial and industrial	7,918	2,102	1,051	11,071	2,556,430	2,567,501
Lease financing	1,175	444	863	2,482	823,788	826,270
Residential mortgage	27,760	7,039	15,280	50,079	2,839,045	2,889,124
Revolving mortgage	14,290	2,698	7,414	24,402	2,576,942	2,601,344
Construction and land development - noncommercial	1,139	598	557	2,294	229,106	231,400
Consumer	6,775	2,779	1,926	11,480	1,434,658	1,446,138
Other	72	—	198	270	339,994	340,264
Total non-PCI loans and leases	$72,876	$18,472	$37,904	$129,252	$20,799,457	$20,928,709

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2017 and December 31, 2016 for non-PCI loans and leases, were as follows:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$704	$—	$606	$—
Commercial mortgage	23,992	1,395	26,527	482
Other commercial real estate	934	129	86	—
Commercial and industrial	3,727	198	4,275	440
Lease financing	1,622	4	359	683
Residential mortgage	35,355	—	32,470	37
Revolving mortgage	18,883	—	14,308	—
Construction and land development - noncommercial	2,601	—	1,121	—
Consumer	2,058	1,723	2,236	1,076
Other	188	—	319	—
Total non-PCI loans and leases	$90,064	$3,449	$82,307	$2,718

The recorded investment of PCI loans on nonaccrual status was $1.0 million and $3.5 million at September 30, 2017 and December 31, 2016, respectively.
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
The following table provides changes in the carrying value of all purchased credit-impaired loans during the nine months ended September 30, 2017 and September 30, 2016:

(Dollars in thousands)	2017	2016
Balance at January 1	$809,169	$950,516
Fair value of acquired loans	199,682	80,690
Accretion	59,039	59,066
Payments received and other changes, net	(233,723)	(222,072)
Balance at September 30	$834,167	$868,200
Unpaid principal balance at September 30	$1,293,760	$1,475,149
The carrying value of loans on the cost recovery method was $454 thousand at September 30, 2017 and $498 thousand at December 31, 2016. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. Cash payments from cost recovery loans are 100 percent applied to principal. After all the principal has been recovered, cash payments are then recorded to interest income.

During the three months ended September 30, 2017 and September 30, 2016, accretion income on PCI loans was $19.2 million and $17.2 million, respectively

The following table documents changes to the amount of accretable yield for the first nine months of 2017 and 2016.

(Dollars in thousands)	2017	2016
Balance at January 1	$335,074	$343,856
Additions from acquisitions	44,120	12,488
Accretion	(59,039)	(59,066)
Reclassifications from nonaccretable difference	16,947	25,595
Changes in expected cash flows that do not affect nonaccretable difference	4,596	28,633
Balance at September 30	$341,698	$351,506
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at July 1	$33,559	$49,746	$3,612	$51,068	$6,404	$3,302	$15,843	$22,465	$1,503	$27,800	$215,302
Provision	(5,150)	(71)	891	5,621	884	58	531	842	92	4,785	8,483
Charge-offs	(9)	(39)	—	(1,275)	(687)	(666)	(604)	(218)	—	(4,996)	(8,494)
Recoveries	56	1,446	8	433	3	123	92	228	—	1,203	3,592
Balance at September 30	$28,456	$51,082	$4,511	$55,847	$6,604	$2,817	$15,862	$23,317	$1,595	$28,792	$218,883

	Three months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at July 1	$17,169	$71,613	$2,138	$43,908	$5,766	$1,755	$16,076	$16,728	$1,653	$19,647	$196,453
Provision	835	(2,163)	150	2,954	274	183	531	679	88	3,899	7,430
Charge-offs	(77)	(461)	—	(1,198)	(132)	—	(328)	(391)	—	(3,623)	(6,210)
Recoveries	69	378	13	328	5	170	334	256	—	1,092	2,645
Balance at September 30	$17,996	$69,367	$2,301	$45,992	$5,913	$2,108	$16,613	$17,272	$1,741	$21,015	$200,318

	Nine months ended September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026
Provision	(242)	574	1,228	10,181	1,645	299	2,037	2,446	(1)	11,144	29,311
Charge-offs	(499)	(311)	(5)	(7,649)	(957)	(853)	(1,076)	(1,323)	—	(14,015)	(26,688)
Recoveries	320	2,541	19	3,090	9	244	454	1,181	—	3,376	11,234
Balance at September 30	$28,456	$51,082	$4,511	$55,847	$6,604	$2,817	$15,862	$23,317	$1,595	$28,792	$218,883

	Nine months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$16,288	$69,896	$2,168	$43,116	$5,524	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Provision	2,069	(1,067)	(34)	5,236	337	(109)	2,794	3,306	253	8,193	20,978
Charge-offs	(639)	(454)	—	(3,690)	(93)	(22)	(680)	(2,507)	—	(9,868)	(17,953)
Recoveries	278	992	167	1,330	145	384	394	502	3	3,194	7,389
Balance at September 30	$17,996	$69,367	$2,301	$45,992	$5,913	$2,108	$16,613	$17,272	$1,741	$21,015	$200,318

The following tables present the allowance for non-PCI loan and lease losses and the recorded investment in loans, by loan class, based on impairment method as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$91	$3,916	$204	$1,260	$223	$—	$1,907	$1,784	$94	$653	$10,132
ALLL for loans and leases collectively evaluated for impairment	28,365	47,166	4,307	54,587	6,381	2,817	13,955	21,533	1,501	28,139	208,751
Total allowance for loan and lease losses	$28,456	$51,082	$4,511	$55,847	$6,604	$2,817	$15,862	$23,317	$1,595	$28,792	$218,883

Loans and leases:
Loans and leases individually evaluated for impairment	$543	$71,952	$1,616	$9,878	$1,688	$522	$32,127	$18,830	$3,660	$2,226	$143,042
Loans and leases collectively evaluated for impairment	626,344	9,438,206	433,120	2,645,020	865,116	321,694	3,435,851	2,673,728	223,524	1,509,261	22,171,864
Total loan and leases	$626,887	$9,510,158	$434,736	$2,654,898	$866,804	$322,216	$3,467,978	$2,692,558	$227,184	$1,511,487	$22,314,906

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$151	$3,488	$152	$1,732	$75	$23	$2,447	$366	$109	$667	$9,210
ALLL for loans and leases collectively evaluated for impairment	28,726	44,790	3,117	48,493	5,832	3,104	12,000	20,647	1,487	27,620	195,816
Total allowance for loan and lease losses	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026

Loans and leases:
Loans and leases individually evaluated for impairment	$1,045	$76,361	$1,563	$12,600	$1,074	$142	$31,476	$7,613	$2,613	$1,912	$136,399
Loans and leases collectively evaluated for impairment	648,112	8,949,859	349,728	2,554,901	825,196	340,122	2,857,648	2,593,731	228,787	1,444,226	20,792,310
Total loan and leases	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$2,889,124	$2,601,344	$231,400	$1,446,138	$20,928,709

The following tables show the activity in the allowance for PCI loan losses by loan class for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at July 1	$577	$6,797	$354	$456	$4,829	$411	$72	$13,496
Provision	(78)	(15)	(146)	(133)	(184)	(34)	53	(537)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance at September 30	$499	$6,782	$208	$323	$4,645	$377	$125	$12,959

	Three months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at July 1	$280	$5,759	$616	$285	$4,298	$238	$79	$11,555
Provision	74	406	(378)	101	(134)	(21)	29	77
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance at September 30	$354	$6,165	$238	$386	$4,164	$217	$108	$11,632

	Nine months ended September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at January 1	$483	$6,423	$502	$504	$4,818	$956	$83	$13,769
Provision	16	359	(294)	(181)	(173)	(579)	42	(810)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance at September 30	$499	$6,782	$208	$323	$4,645	$377	$125	$12,959

	Nine months ended September 30, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
Balance at January 1	$1,082	$7,838	$773	$445	$5,398	$523	$253	$16,312
Provision	(728)	(1,508)	(530)	(59)	(863)	(306)	(72)	(4,066)
Charge-offs	—	(165)	(5)	—	(371)	—	(73)	(614)
Recoveries	—	—	—	—	—	—	—	—
Balance at September 30	$354	$6,165	$238	$386	$4,164	$217	$108	$11,632
As of September 30, 2017 and December 31, 2016, $310.0 million and $359.7 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding allowance for loan losses was $13.0 million and $13.8 million, respectively.

The following tables show the ending balances of PCI loans and related allowance by class of loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$499	$6,782	$208	$323	$4,645	$377	$125	$12,959

Loans acquired with deteriorated credit quality	17,406	393,557	17,771	7,064	327,263	67,847	3,259	834,167

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$483	$6,423	$502	$504	$4,818	$956	$83	$13,769

Loans acquired with deteriorated credit quality	20,766	453,013	12,645	11,844	268,777	38,650	3,474	809,169

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, as of September 30, 2017 and December 31, 2016 including interest income recognized in the period during which the loans and leases were considered impaired.

	September 30, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$526	$17	$543	$648	$91
Commercial mortgage	38,286	33,666	71,952	76,859	3,916
Other commercial real estate	1,254	362	1,616	1,939	204
Commercial and industrial	7,433	2,445	9,878	11,568	1,260
Lease financing	1,685	3	1,688	1,688	223
Other	—	522	522	522	—
Residential mortgage	18,840	13,287	32,127	33,712	1,907
Revolving mortgage	9,046	9,784	18,830	20,403	1,784
Construction and land development - noncommercial	781	2,879	3,660	4,365	94
Consumer	1,527	699	2,226	2,445	653
Total non-PCI impaired loans and leases	$79,378	$63,664	$143,042	$154,149	$10,132

	December 31, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,002	$43	$1,045	$1,172	$151
Commercial mortgage	42,875	33,486	76,361	82,658	3,488
Other commercial real estate	1,279	284	1,563	1,880	152
Commercial and industrial	8,920	3,680	12,600	16,637	1,732
Lease financing	1,002	72	1,074	1,074	75
Other	142	—	142	233	23
Residential mortgage	20,269	11,207	31,476	32,588	2,447
Revolving mortgage	1,825	5,788	7,613	8,831	366
Construction and land development - noncommercial	645	1,968	2,613	3,030	109
Consumer	1,532	380	1,912	2,086	667
Total non-PCI impaired loans and leases	$79,491	$56,908	$136,399	$150,189	$9,210

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30, 2017		Three months ended September 30, 2016
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$754	$8	$3,297	$44
Commercial mortgage	73,099	653	78,994	642
Other commercial real estate	1,720	8	1,571	13
Commercial and industrial	9,501	96	9,676	84
Lease financing	1,752	12	1,169	14
Other	557	8	569	6
Residential mortgage	31,290	228	28,008	214
Revolving mortgage	18,066	150	7,373	48
Construction and land development - noncommercial	3,676	35	408	5
Consumer	2,233	27	1,507	20
Total non-PCI impaired loans and leases	$142,648	$1,225	$132,572	$1,090

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$926	$31	$3,232	$125
Commercial mortgage	74,177	1,946	83,794	2,024
Other commercial real estate	1,610	25	957	25
Commercial and industrial	10,396	298	11,722	319
Lease financing	1,744	40	1,347	49
Other	396	15	818	30
Residential mortgage	33,673	753	25,497	564
Revolving mortgage	11,506	269	6,701	120
Construction and land development - noncommercial	3,155	101	459	16
Consumer	2,062	74	1,398	58
Total non-PCI impaired loans and leases	$139,645	$3,552	$135,925	$3,330

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

The following table provides a summary of total TDRs by accrual status.

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$2,824	$334	$3,158	$3,292	$308	$3,600
Commercial mortgage	63,027	16,056	79,083	70,263	14,435	84,698
Other commercial real estate	702	834	1,536	1,635	80	1,715
Commercial and industrial	7,155	1,625	8,780	9,193	1,436	10,629
Lease financing	775	913	1,688	882	192	1,074
Other	522	—	522	64	78	142
Total commercial TDRs	75,005	19,762	94,767	85,329	16,529	101,858
Noncommercial
Residential mortgage	31,398	7,286	38,684	34,012	5,117	39,129
Revolving mortgage	15,124	3,347	18,471	6,346	1,431	7,777
Construction and land development - noncommercial	234	—	234	240	—	240
Consumer and other	1,903	323	2,226	1,603	309	1,912
Total noncommercial TDRs	48,659	10,956	59,615	42,201	6,857	49,058
Total TDRs	$123,664	$30,718	$154,382	$127,530	$23,386	$150,916
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
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Accruing TDRs:
PCI	$19,719	$26,068
Non-PCI	103,945	101,462
Total accruing TDRs	123,664	127,530
Nonaccruing TDRs:
PCI	300	301
Non-PCI	30,418	23,085
Total nonaccruing TDRs	30,718	23,386
All TDRs:
PCI	20,019	26,369
Non-PCI	134,363	124,547
Total TDRs	$154,382	$150,916

The following tables provide the types of non-PCI TDRs made during the three and nine months ended September 30, 2017 and September 30, 2016, as well as a summary of loans that were modified as a TDR during the twelve month periods ended September 30, 2017 and September 30, 2016 that subsequently defaulted during the three and nine months ended September 30, 2017 and September 30, 2016. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2017				Three months ended September 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	3	$696	—	$—	—	$—	—	$—
Residential mortgage	—	—	—	—	1	124	1	124
Total interest only	3	696	—	—	1	124	1	124

Loan term extension
Commercial mortgage	—	—	—	—	3	1,321	—	—
Commercial and industrial	1	10	—	—	1	22	—	—
Residential mortgage	2	123	—	—	4	572	—	—
Revolving mortgage	1	20	—	—	—	—	—	—
Consumer	2	3	—	—	1	9	—	—
Total loan term extension	6	156	—	—	9	1,924	—	—

Below market interest rate
Construction and land development - commercial	—	—	—	—	7	128	2	16
Commercial mortgage	10	3,643	5	701	6	2,651	1	32
Other commercial real estate	2	210	—	—	2	178	—	—
Commercial and industrial	4	230	2	30	12	2,340	5	569
Lease financing	—	—	—	—	2	81	2	81
Residential mortgage	28	1,850	9	936	37	2,449	13	849
Revolving mortgage	14	567	8	274	1	12	—	—
Construction and land development - noncommercial	2	33	1	11	—	—	—	—
Consumer	1	4	2	4	3	31	2	17
Other	—	—	—	—	1	44	—	—
Total below market interest rate	61	6,537	27	1,956	71	7,914	25	1,564

Discharged from bankruptcy
Construction and land development - commercial	—	—	—	—	1	23	1	23
Commercial mortgage	5	2,249	1	429	1	13	1	13
Commercial and industrial	9	865	6	809	—	—	—	—
Lease financing	—	—	15	180	—	—	—	—
Residential mortgage	6	1,357	2	186	2	29	6	143
Revolving mortgage	10	469	5	189	9	407	3	37
Consumer	10	161	9	99	11	150	5	74
Total discharged from bankruptcy	40	5,101	38	1,892	24	622	16	290
Total non-PCI restructurings	110	$12,490	65	$3,848	105	$10,584	42	$1,978

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	5	$1,097	1	$328	1	$245	1	$245
Residential mortgage	—	—	—	—	1	124	1	124
Revolving mortgage	1	83	—	—	—	—	—	—
Total interest only	6	1,180	1	328	2	369	2	369

Loan term extension
Construction and land development - commercial	—	—	—	—	2	424	—	—
Commercial mortgage	1	425	—	—	7	2,407	—	—
Other commercial real estate	—	—	—	—	1	743	—	—
Commercial and industrial	7	411	—	—	1	22	1	—
Residential mortgage	6	328	—	—	11	1,539	—	—
Revolving mortgage	10	1,059	1	31	—	—	—	—
Consumer	6	42	—	—	1	9	—	—
Other	1	522	—	—	—	—	—	—
Total loan term extension	31	2,787	1	31	23	5,144	1	—

Below market interest rate
Construction and land development - commercial	1	—	—	—	14	510	4	43
Commercial mortgage	33	8,580	11	1,185	34	8,983	11	1,719
Other commercial real estate	3	211	2	210	3	652	1	9
Commercial and industrial	19	884	5	314	26	3,086	12	2,121
Lease financing	3	755	2	701	2	81	2	81
Residential mortgage	81	4,570	29	2,216	137	8,703	37	2,301
Revolving mortgage	64	2,826	22	678	5	109	—	—
Construction and land development - noncommercial	10	696	1	11	—	—	—	—
Consumer	16	89	3	17	6	49	3	17
Other	1	—	—	—	2	125	1	81
Total below market interest rate	231	18,611	75	5,332	229	22,298	71	6,372

Discharged from bankruptcy
Construction and land development - commercial	1	16	1	16	1	23	1	23
Commercial mortgage	9	3,207	2	1,134	3	291	1	13
Commercial and industrial	10	865	7	809	3	135	—	—
Lease financing	16	180	15	180	—	—	—	—
Residential mortgage	25	2,443	10	1,134	18	1,030	14	647
Revolving mortgage	32	1,630	13	875	42	2,564	13	177
Construction and land development - noncommercial	1	19	1	19	—	—	—	—
Consumer	52	539	27	212	40	467	12	137
Total discharged from bankruptcy	146	8,899	76	4,379	107	4,510	41	997
Total non-PCI restructurings	414	$31,477	153	$10,070	361	$32,321	115	$7,738

The following tables provide the types of PCI TDRs made during the three and nine months ended September 30, 2017 and September 30, 2016, as well as a summary of loans that were modified as a TDR during the twelve month periods ended September 30, 2017 and September 30, 2016 that subsequently defaulted during the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30, 2017				Three months ended September 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Commercial mortgage	1	$260	—	$—	—	$—	—	$—
Residential mortgage	1	62	—	—	2	140	1	79
Total below market interest rate	2	322	—	—	2	140	1	79

Discharged from bankruptcy
Commercial mortgage	2	280	1	257	1	2,985	—	—
Residential mortgage	1	88	1	166	—	—	—	—
Total discharged from bankruptcy	3	368	2	423	1	2,985	—	—
Total PCI restructurings	5	$690	2	$423	3	$3,125	1	$79

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Below market interest rate
Construction and land development - commercial	—	$—	—	$—	1	$53	—	$—
Commercial mortgage	3	599	—	—	3	2,026	—	—
Residential mortgage	4	316	—	—	3	188	1	79
Total below market interest rate	7	915	—	—	7	2,267	1	79

Discharged from bankruptcy
Commercial mortgage	2	280	1	257	1	2,985	—	—
Residential mortgage	3	502	1	166	—	—	—	—
Total discharged from bankruptcy	5	782	2	423	1	2,985	—	—
Total PCI restructurings	12	$1,697	2	$423	8	$5,252	1	$79
For the three and nine months ended September 30, 2017 and September 30, 2016, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the nine months ended September 30, 2017 and September 30, 2016.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2015	$6,817	$58,742	$65,559
Additions	4,851	26,666	31,517
Additions acquired in the Cordia Bancorp, Inc. acquisition	—	1,170	1,170
Additions acquired in the First CornerStone Bank acquisition	—	375	375
Sales	(781)	(23,402)	(24,183)
Write-downs	(580)	(4,894)	(5,474)
Transfers (1)	(9,716)	9,716	—
Balance at September 30, 2016	$591	$68,373	$68,964

Balance at December 31, 2016	$472	$60,759	$61,231
Additions	97	26,829	26,926
Additions acquired in the Guaranty Bank acquisition	—	55	55
Sales	(369)	(28,284)	(28,653)
Write-downs	(52)	(5,519)	(5,571)
Balance at September 30, 2017	$148	$53,840	$53,988
(1) Transfers include OREO balances associated with expired or terminated shared-loss agreements.
At September 30, 2017 and December 31, 2016, BancShares had $19.4 million and $15.0 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $27.7 million and $21.8 million at September 30, 2017 and December 31, 2016, respectively.
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

As of September 30, 2017, shared-loss agreements are still active for First Regional Bank (FRB), Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $70.4 million. FRB remains in a recovery period, where any recoveries are shared with the FDIC, until March 2020.

The following table provides changes in the receivable from the FDIC for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$3,766	$5,281	$4,172	$4,054
Amortization	(421)	(1,017)	(1,443)	(4,259)
Net cash payments to FDIC	2,243	3,199	7,440	16,701
Post-acquisition adjustments	(978)	(4,355)	(5,799)	(11,926)
Termination of FDIC shared-loss agreements	—	—	240	(1,462)
Ending balance	$4,610	$3,108	$4,610	$3,108

The shared-loss agreements for two FDIC-assisted transactions, FRB and UWB, include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of September 30, 2017 and December 31, 2016, the estimated clawback liability was $100.2 million and $97.0 million, respectively. The clawback liability payment dates for FRB and UWB are March 2020 and March 2021, respectively.

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.75 billion and $2.49 billion as of September 30, 2017 and December 31, 2016, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.
The activity of the servicing asset for the three and nine months ended September 30, 2017 and 2016 is presented in the following table:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$20,524	$16,824	$20,415	$19,351
Servicing rights originated	2,896	1,923	5,721	4,251
Amortization	(1,417)	(1,377)	(4,137)	(3,978)
Valuation allowance (provision) reversal	—	360	4	(1,894)
Ending balance	$22,003	$17,730	$22,003	$17,730

The following table presents the activity in the servicing asset valuation allowance for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$—	$2,349	$4	$95
Valuation allowance provision (reversal)	—	(360)	(4)	1,894
Ending balance	$—	$1,989	$—	$1,989
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended September 30, 2017 and 2016 were $1.7 million and $1.5 million, respectively, and reported in mortgage income in the Consolidated Statements of Income. For the nine months ended September 30, 2017 and 2016, contractually specified mortgage servicing fees, late fees and ancillary fees earned were $5.2 million and $4.3 million, respectively.
The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1.4 million for both the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, amortization expense related to mortgage servicing rights was $4.1 million and $4.0 million, respectively. Mortgage income included an impairment reversal for the three months ended September 30, 2016 of $360 thousand. For the nine months ended September 30, 2017 and 2016, mortgage income included an impairment reversal of $4 thousand and an impairment of $1.9 million, respectively.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Discount rate - conventional fixed loans	9.33%	9.45%
Discount rate - all loans excluding conventional fixed loans	10.33%	10.45%
Weighted average constant prepayment rate	11.39%	10.42%
Weighted average cost to service a loan	$64.11	$62.75

NOTE I - REPURCHASE AGREEMENTS
BancShares utilizes securities sold under agreements to repurchase to facilitate the needs of customers and secure wholesale funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are generally reflected as short-term borrowings on the Consolidated Balance Sheets.
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $659.6 million and $690.8 million at September 30, 2017 and December 31, 2016, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in borrowings on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 is presented in the following tables.

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$541,559	$—	$—	$30,000	$571,559
Total borrowings	$541,559	$—	$—	$30,000	$571,559
Gross amount of recognized liabilities for repurchase agreements					$571,559

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$590,772	$—	$—	$30,000	$620,772
Total borrowings	$590,772	$—	$—	$30,000	$620,772
Gross amount of recognized liabilities for repurchase agreements					$620,772
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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2017 and December 31, 2016. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2. Lastly, the receivable from the FDIC for shared-loss agreements is designated as Level 3.

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$296,386	$296,386	$539,741	$539,741
Overnight investments	2,432,233	2,432,233	1,872,594	1,872,594
Investment securities available for sale	6,992,877	6,992,877	7,006,580	7,006,580
Investment securities held to maturity	78	84	98	104
Loans held for sale	70,803	70,803	74,401	74,401
Net loans and leases	22,917,231	21,941,561	21,519,083	20,614,548
Receivable from the FDIC for shared-loss agreements	4,610	4,610	4,172	4,172
Income earned not collected	90,821	90,821	79,839	79,839
Federal Home Loan Bank stock	52,685	52,685	43,495	43,495
Mortgage servicing rights	22,003	25,597	20,415	24,446
Deposits	29,333,949	29,302,361	28,161,343	28,135,698
Short-term borrowings	679,280	679,280	603,487	603,487
Long-term obligations	866,123	865,876	832,942	832,201
Payable to the FDIC for shared-loss agreements	100,203	102,603	97,008	100,069
Accrued interest payable	4,198	4,198	3,797	3,797

Among BancShares' assets and liabilities, investment securities available for sale and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2017 and December 31, 2016.

	September 30, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,616,324	$—	$1,616,324	$—
Government agency	—	—	—	—
Mortgage-backed securities	5,200,341	—	5,200,341	—
Equity securities	113,650	31,739	81,911	—
Corporate bonds	54,873	—	54,873	—
Other	7,689	—	7,689	—
Total investment securities available for sale	$6,992,877	$31,739	$6,961,138	$—
Loans held for sale	$70,803	$—	$70,803	$—

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,650,319	$—	$1,650,319	$—
Government agency	40,398	—	40,398	—
Mortgage-backed securities	5,175,425	—	5,175,425	—
Equity securities	83,507	29,145	54,362	—
Corporate bonds	49,562	—	49,562	—
Other	7,369	—	7,369	—
Total investment securities available for sale	$7,006,580	$29,145	$6,977,435	$—
Loans held for sale	$74,401	$—	$74,401	$—
There were no transfers between levels during the three or nine months ended September 30, 2017.
Fair Value Option
BancShares has elected the fair value option for originated residential real estate loans held for sale. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for originated residential real estate loans held for sale measured at fair value as of September 30, 2017 and December 31, 2016.

	September 30, 2017
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$70,803	$68,739	$2,064

	December 31, 2016
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$74,401	$75,893	$(1,492)
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2017 or December 31, 2016.

The changes in fair value for originated residential real estate loans held for sale for which the fair value option was elected are recorded as a component of mortgage income on the Consolidated Statements of Income and are included in the table below for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Gains (losses) from fair value changes on originated loans held for sale	$104	$(51)	$3,556	$1,588

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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2017 and December 31, 2016.

	September 30, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$71,068	$—	$—	$71,068
Other real estate remeasured during current year	38,533	—	—	38,533

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$70,977	$—	$—	$70,977
Other real estate remeasured during current year	45,402	—	—	45,402
Mortgage servicing rights	342	—	—	342
No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and former First Citizens Bancorporation, Inc. employees (Bancorporation Plan). Net periodic benefit cost is a component of employee benefits expense.
BancShares Plan
For the three and nine months ended September 30, 2017 and 2016, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$3,180	$3,153	$9,490	$9,463
Interest cost	7,283	7,218	21,732	21,668
Expected return on assets	(10,589)	(9,155)	(31,594)	(27,481)
Amortization of prior service cost	53	54	158	158
Amortization of net actuarial loss	2,214	1,714	6,641	5,144
Net periodic benefit cost	$2,141	$2,984	$6,427	$8,952
Bancorporation Plan
For the three and nine months ended September 30, 2017 and 2016, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$569	$642	$1,910	$1,925
Interest cost	1,624	1,694	4,989	5,081
Expected return on assets	(2,783)	(2,775)	(8,375)	(8,325)
Amortization of net actuarial loss	63	—	491	—
Net periodic benefit cost	$(527)	$(439)	$(985)	$(1,319)
No contributions were made during the three and nine months ended September 30, 2017 to the BancShares or Bancorporation pension plans. BancShares expects to contribute $50.0 million to the BancShares Plan during 2017. No contribution is expected to be made to the Bancorporation Plan in 2017.
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

The following table presents the commitments to extend credit and unfunded commitments as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Unused commitments to extend credit	$9,428,471	$8,808,218
Standby letters of credit	75,257	83,750
Unfunded commitments for investments in affordable housing projects	57,725	57,079

Affordable housing project investments were $124.1 million and $109.8 million as of September 30, 2017 and December 31, 2016, respectively, and are included in other assets on the Consolidated Balance Sheets.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.0 million as of September 30, 2017 and December 31, 2016 for estimated losses arising from these standard representation and warranty provisions.

BancShares has a receivable from the FDIC totaling $4.6 million and $4.2 million as of September 30, 2017 and December 31, 2016, respectively, for the expected reimbursement of losses on assets covered under various shared-loss agreements. The shared-loss agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies and requests for reimbursement may be delayed or disallowed for noncompliance. See Note G for additional information on the receivable from the FDIC regarding the early termination of a shared-loss agreement during the first quarter of 2017.

The shared-loss agreements for two FDIC-assisted transactions, FRB and UWB, include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of September 30, 2017 and December 31, 2016, the estimated clawback liability was $100.2 million and $97.0 million, respectively. The clawback liability payment dates for FRB and UWB are March 2020 and March 2021, respectively.

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

NOTE M - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive loss included the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on investment securities available for sale	$(11,752)	$(4,157)	$(7,595)	$(72,707)	$(26,832)	$(45,875)
Funded status of defined benefit plans	(134,484)	(49,755)	(84,729)	(141,774)	(52,457)	(89,317)
Total	$(146,236)	$(53,912)	$(92,324)	$(214,481)	$(79,289)	$(135,192)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30, 2017
(Dollars in thousands)	Unrealized (losses) gains on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(16,648)	$—	$(86,195)	$(102,843)
Other comprehensive income before reclassifications	9,895	—	—	9,895
Amounts reclassified from accumulated other comprehensive (loss) income	(842)	—	1,466	624
Net current period other comprehensive income	9,053	—	1,466	10,519
Ending balance	$(7,595)	$—	$(84,729)	$(92,324)

	Three months ended September 30, 2016
	Unrealized gains (losses) on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$31,213	$—	$(46,240)	$(15,027)
Other comprehensive loss before reclassifications	(722)	—	—	(722)
Amounts reclassified from accumulated other comprehensive (loss) income	(161)	—	1,126	965
Net current period other comprehensive (loss) income	(883)	—	1,126	243
Ending balance	$30,330	$—	$(45,114)	$(14,784)

	Nine months ended September 30, 2017
	Unrealized (losses) gains on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(45,875)	$—	$(89,317)	$(135,192)
Other comprehensive income before reclassifications	41,218	—	—	41,218
Amounts reclassified from accumulated other comprehensive (loss) income	(2,938)	—	4,588	1,650
Net current period other comprehensive income	38,280	—	4,588	42,868
Ending balance	$(7,595)	$—	$(84,729)	$(92,324)

	Nine months ended September 30, 2016
	Unrealized (losses) gains on available for sale securities[1]	(Losses) gains on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(15,125)	$(892)	$(48,423)	$(64,440)
Other comprehensive income before reclassifications	56,381	892	—	57,273
Amounts reclassified from accumulated other comprehensive (loss) income	(10,926)	—	3,309	(7,617)
Net current period other comprehensive income	45,455	892	3,309	49,656
Ending balance	$30,330	$—	$(45,114)	$(14,784)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three and nine months ended September 30, 2017 and September 30, 2016:

(Dollars in thousands)	Three months ended September 30, 2017
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$1,337	Securities gains
	(495)	Income taxes
	$842	Net income
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(2,277)	Employee benefits
	(2,330)	Employee benefits
	864	Income taxes
	$(1,466)	Net income
Total reclassifications for the period	$(624)

	Three months ended September 30, 2016
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$352	Securities gains
	(191)	Income taxes
	$161	Net income
Amortization of defined benefit pension items
Prior service costs	$(54)	Employee benefits
Actuarial losses	(1,714)	Employee benefits
	(1,768)	Employee benefits
	642	Income taxes
	$(1,126)	Net income
Total reclassifications for the period	$(965)

	Nine months ended September 30, 2017
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$4,664	Securities gains
	(1,726)	Income taxes
	$2,938	Net income
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(7,132)	Employee benefits
	(7,290)	Employee benefits
	2,702	Income taxes
	$(4,588)	Net income
Total reclassifications for the period	$(1,650)

	Nine months ended September 30, 2016
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$17,509	Securities gains
	(6,583)	Income taxes
	$10,926	Net income
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial losses	(5,144)	Employee benefits
	(5,302)	Employee benefits
	1,993	Income taxes
	$(3,309)	Net income
Total reclassifications for the period	$7,617
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Third quarter 2017 national economic results indicate solid labor market conditions and moderate increases in economic activity. The national unemployment rate declined from 4.4 percent in June 2017 to 4.2 percent in September 2017. According to the U.S. Department of Labor, the U.S. economy added approximately 274,000 new nonfarm payroll jobs during the third quarter of 2017. The U.S. housing market remains stable as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the third quarter that the U.S. labor market continued to strengthen and economic activity has continued to expand at a modest pace. In view of realized and expected labor market conditions and inflation, the FOMC decided to maintain the target range for the federal funds rate at 1 to 1.25 percent. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation. The FOMC expects that economic activity will expand at a moderate pace and labor market conditions will continue to strengthen with gradual increases in the federal funds rate.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the second quarter of 2017. FDIC-insured institutions reported a 10.7 percent increase in net income compared to the second quarter of 2016 as a result of growth in interest-bearing assets generating higher net interest income and restrained growth in operating expenses. Banking industry average net interest margin was 3.22 percent in the second quarter of 2017, up from 3.08 percent in the second quarter of 2016.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the third quarter of 2017 was $67.1 million, or $5.58 per share, compared to $134.7 million, or $11.21 per share, for the second quarter of 2017, and $51.4 million, or $4.28 per share, for the corresponding period of 2016. BancShares’ current quarter results generated an annualized return on average assets of 0.77 percent and an annualized return on average equity of 8.10 percent, compared to respective returns of 1.58 percent and 17.10 percent for the second quarter of 2017, and 0.63 percent and 6.69 percent for the third quarter of 2016. Net interest margin for the third quarter of 2017 was 3.35 percent, compared to 3.28 percent for the second quarter of 2017 and 3.10 percent for the third quarter of the prior year.

For the nine months ended September 30, 2017, net income was $269.3 million, or $22.43 per share, compared to $172.8 million, or $14.39 per share, reported for the same period of 2016. Annualized returns on average assets and average equity were 1.06 percent and 11.37 percent, respectively, through September 30, 2017, compared to 0.72 percent and 7.73 percent, respectively, for the same period a year earlier. Year-to-date 2017 pre-tax earnings included gains of $134.7 million recognized in connection with the FDIC-assisted transactions of Guaranty and HCB and $4.7 million of securities gains. Year-to-date 2016 pre-tax earnings included $16.6 million of pre-tax income due to the early termination of certain FDIC shared-loss agreements, securities gains of $17.5 million and gains of $5.8 million recognized in connection with the FDIC-assisted transactions of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin and First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania.
Key highlights in the third quarter of 2017 include:

•	Loans grew by $277.6 million to $23.15 billion, or by 4.8 percent on an annualized basis, during the third quarter of 2017, as a result of originated portfolio growth.

•
Net interest income increased $11.6 million, or by 4.4 percent, compared to the second quarter of 2017. The increase was primarily due to originated loan growth and higher interest income earned on non-purchased credit impaired (non-PCI) loans and overnight investments.

•
The taxable-equivalent net interest margin increased 7 basis points to 3.35 percent, compared to the second quarter of 2017, primarily due to an improvement in loan yields, higher loan balances and a higher federal funds rate.

•
BancShares remained well capitalized under Basel III capital requirements with a Tier 1 risk-based capital ratio of 12.95 percent, common equity Tier 1 ratio of 12.95 percent, total risk-based capital ratio of 14.34 percent and leverage capital ratio of 9.43 percent at September 30, 2017.

Table 1
Selected Quarterly Data

	2017			2016		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016
SUMMARY OF OPERATIONS
Interest income	$284,333	$272,542	$260,857	$254,782	$246,494	$817,732	$732,975
Interest expense	11,158	10,933	10,514	10,865	10,645	32,605	32,217
Net interest income	273,175	261,609	250,343	243,917	235,849	785,127	700,758
Provision for loan and lease losses	7,946	12,324	8,231	16,029	7,507	28,501	16,912
Net interest income after provision for loan and lease losses	265,229	249,285	242,112	227,888	228,342	756,626	683,846
Gain on acquisitions	—	122,728	12,017	—	837	134,745	5,831
Noninterest income excluding gain on acquisitions	125,387	125,472	115,275	124,698	117,004	366,134	357,542
Noninterest expense	286,967	285,606	264,345	271,531	267,233	836,918	777,207
Income before income taxes	103,649	211,879	105,059	81,055	78,950	420,587	270,012
Income taxes	36,585	77,219	37,438	28,365	27,546	151,242	97,220
Net income	$67,064	$134,660	$67,621	$52,690	$51,404	$269,345	$172,792
Net interest income, taxable equivalent	$274,272	$262,549	$251,593	$245,330	$237,146	$788,414	$704,829
PER SHARE DATA
Net income	$5.58	$11.21	$5.63	$4.39	$4.28	$22.43	$14.39
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.90	0.90
Market price at period end (Class A)	373.89	372.70	335.37	355.00	293.89	373.89	293.89
Book value at period end	275.91	269.75	258.17	250.82	256.76	275.91	256.76
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$34,590,503	$34,243,527	$33,494,500	$33,223,995	$32,655,417	$34,113,525	$32,176,082
Investment securities	6,906,345	7,112,267	7,084,986	6,716,873	6,452,532	7,033,878	6,582,604
Loans and leases (1)	22,997,195	22,575,323	21,951,444	21,548,313	21,026,510	22,511,818	20,678,838
Interest-earning assets	32,555,597	32,104,717	31,298,970	31,078,428	30,446,592	31,991,031	29,995,602
Deposits	29,319,384	29,087,852	28,531,166	28,231,477	27,609,418	28,982,354	27,274,646
Long-term obligations	887,948	799,319	816,953	835,509	842,715	835,000	803,780
Interest-bearing liabilities	19,484,663	19,729,956	19,669,075	19,357,282	19,114,740	19,627,222	19,091,511
Shareholders' equity	$3,284,044	$3,159,004	$3,061,099	$3,056,426	$3,058,155	$3,167,684	$2,987,455
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$34,584,154	$34,769,850	$34,018,405	$32,990,836	$32,971,910	$34,584,154	$32,971,910
Investment securities	6,992,955	6,596,530	7,119,944	7,006,678	6,384,940	6,992,955	6,384,940
Loans and leases:
PCI	834,167	894,863	848,816	809,169	868,200	834,167	868,200
Non-PCI	22,314,906	21,976,602	21,057,633	20,928,709	20,428,780	22,314,906	20,428,780
Deposits	29,333,949	29,456,338	29,002,768	28,161,343	27,925,253	29,333,949	27,925,253
Long-term obligations	866,123	879,957	727,500	832,942	840,266	866,123	840,266
Shareholders' equity	$3,313,831	$3,239,851	$3,100,696	$3,012,427	$3,083,748	$3,313,831	$3,083,748
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.77%	1.58%	0.82%	0.63%	0.63%	1.06%	0.72%
Rate of return on average shareholders' equity (annualized)	8.10	17.10	8.96	6.86	6.69	11.37	7.73
Net yield on interest-earning assets (taxable equivalent)	3.35	3.28	3.25	3.14	3.10	3.29	3.14
Allowance for loan and lease losses to total loans and leases:
PCI	1.55	1.51	1.29	1.70	1.34	1.55	1.34
Non-PCI	0.98	0.98	1.00	0.98	0.98	0.98	0.98
Total	1.00	1.00	1.01	1.01	1.00	1.00	1.00
Nonperforming assets to total loans and leases and other real estate at period end:
Ratio of covered nonperforming assets to covered loans, leases and other real estate owned	0.35	0.35	0.59	0.66	0.75	0.35	0.75
Ratio of noncovered nonperforming assets to noncovered loan, leases and other real estate owned	0.63	0.66	0.66	0.67	0.75	0.63	0.75
Total	0.63	0.65	0.66	0.67	0.75	0.63	0.75
Tier 1 risk-based capital ratio	12.95	12.69	12.57	12.42	12.50	12.95	12.50
Common equity Tier 1 ratio	12.95	12.69	12.57	12.42	12.50	12.95	12.50
Total risk-based capital ratio	14.34	14.07	13.99	13.85	13.96	14.34	13.96
Leverage capital ratio	9.43	9.33	9.15	9.05	9.07	9.43	9.07
Dividend payout ratio	5.38	2.68	5.33	6.83	7.01	4.01	6.25
Average loans and leases to average deposits	78.44	77.61	76.94	76.33	76.16	77.67	75.82
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

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 2
Guaranty Bank

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$48,824
Overnight investments	94,134
Investment securities	12,140
Loans	689,086
Premises and equipment	8,603
Other real estate owned	55
Income earned not collected	6,720
Intangible assets	9,870
Other assets	5,693
Total assets acquired	875,125
Liabilities
Deposits	982,307
Other liabilities	440
Total liabilities assumed	982,747
Fair value of net liabilities assumed	(107,622)
Cash received from FDIC	230,342
Due from FDIC	8
Gain on acquisition of Guaranty	$122,728

Merger-related expenses of $562 thousand and $7.2 million from the Guaranty transaction were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. Loan-related interest income generated from Guaranty was approximately $8.5 million for the three months ended September 30, 2017 and $13.5 million since the acquisition date.

Based on such credit factors as past due status, nonaccrual status, loan-to-value and credit scores, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).

Harvest Community Bank
On January 13, 2017, FCB entered into an agreement with the FDIC to purchase certain assets and assume certain liabilities of HCB. The acquisition provides FCB the opportunity to grow capital and enhance earnings. This was an FDIC-assisted transaction; however, it has no shared-loss agreement.

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
No merger-related expenses were recorded for the three months ended September 30, 2017 and $698 thousand were recorded in the Consolidated Statements of Income for the nine months ended September 30, 2017 for the HCB transaction. Loan-related interest income generated from HCB was approximately $579 thousand and $3.4 million for the three and nine months ended September 30, 2017, respectively.
All loans resulting from the HCB transaction were recognized upon acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI loans.
FDIC-Assisted Transactions
BancShares completed nine FDIC-assisted transactions during the period beginning in 2009 through 2016, and it acquired HCB and Guaranty in its tenth and eleventh such transaction during 2017. These transactions provided significant contributions to our results of operations. Prior to its merger into BancShares, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions between 2009 and 2011. Nine of the fourteen FDIC-assisted transactions (including the three completed by Bancorporation) included shared-loss agreements that, for their terms, protected us from a portion of the credit and asset quality risk we would otherwise incur. The Capitol City Bank & Trust, North Milwaukee State Bank, First CornerStone Bank, Harvest Community Bank and Guaranty Bank transactions did not include shared-loss agreements.

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

As of September 30, 2017, shared-loss agreements are still active for First Regional Bank (FRB), Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $70.4 million. FRB remains in a recovery period, where any recoveries are shared with the FDIC, until March 2020.

Table 4
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	September 30, 2017			June 30, 2017			September 30, 2016
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$22,997,195	$247,262	4.27%	$22,575,323	$236,580	4.20%	$21,026,510	$220,480	4.17%
Investment securities:
U. S. Treasury	1,617,153	4,580	1.12	1,622,936	4,453	1.10	1,528,010	3,018	0.79
Government agency	41,001	171	1.66	52,049	203	1.56	321,664	711	0.88
Mortgage-backed securities	5,075,795	23,912	1.88	5,278,731	24,756	1.88	4,470,507	18,833	1.69
Corporate bonds	62,338	974	6.25	60,356	932	6.17	43,535	648	5.95
Other	110,058	164	0.59	98,195	154	0.63	88,816	316	1.41
Total investment securities	6,906,345	29,801	1.72	7,112,267	30,498	1.72	6,452,532	23,526	1.46
Overnight investments	2,652,057	8,367	1.25	2,417,127	6,404	1.06	2,967,550	3,785	0.51
Total interest-earning assets	32,555,597	$285,430	3.48%	32,104,717	$273,482	3.42%	30,446,592	$247,791	3.24%
Cash and due from banks	354,598			503,205			464,828
Premises and equipment	1,135,003			1,130,796			1,126,935
FDIC shared-loss receivable	4,687			5,207			6,784
Allowance for loan and lease losses	(229,354)			(222,882)			(209,547)
Other real estate owned	56,815			57,044			67,583
Other assets	713,157			665,440			752,242
Total assets	$34,590,503			$34,243,527			$32,655,417

Liabilities
Interest-bearing deposits:
Checking with interest	$4,981,667	$255	0.02%	$4,978,159	$253	0.02%	$4,475,963	$231	0.02%
Savings	2,320,899	173	0.03	2,293,589	188	0.03	2,055,877	157	0.03
Money market accounts	8,053,197	1,690	0.08	8,107,107	1,688	0.08	8,060,290	1,568	0.08
Time deposits	2,559,977	1,721	0.27	2,745,473	2,003	0.29	2,900,840	2,501	0.34
Total interest-bearing deposits	17,915,740	3,839	0.09	18,124,328	4,132	0.09	17,492,970	4,457	0.10
Repurchase agreements	594,344	613	0.41	718,700	539	0.30	766,893	489	0.25
Other short-term borrowings	86,631	816	3.71	87,609	637	2.88	12,162	51	1.68
Long-term obligations	887,948	5,890	2.61	799,319	5,625	2.82	842,715	5,648	2.68
Total interest-bearing liabilities	19,484,663	11,158	0.22	19,729,956	10,933	0.22	19,114,740	10,645	0.22
Noninterest-bearing deposits	11,403,644			10,963,524			10,116,448
Other liabilities	418,152			391,043			366,074
Shareholders' equity	3,284,044			3,159,004			3,058,155
Total liabilities and shareholders' equity	$34,590,503			$34,243,527			$32,655,417
Interest rate spread			3.26%			3.20%			3.02%

Net interest income and net yield on interest-earning assets		$274,272	3.35%		$262,549	3.28%		$237,146	3.10%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent, 3.1 percent and 5.5 percent for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016, respectively. The taxable-equivalent adjustment was $1,097, $940 and $1,297 for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016, respectively.

Table 5
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Nine months ended
	September 30, 2017			September 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$22,511,818	$711,634	4.23%	$20,678,838	$654,824	4.23%
Investment securities:
U.S. Treasury	1,628,129	13,232	1.09	1,533,881	8,891	0.77
Government agency	48,819	578	1.58	385,854	2,586	0.89
Mortgage-backed securities	5,198,001	72,990	1.87	4,574,755	58,399	1.70
Corporate bonds	59,952	2,886	6.42	22,320	1,011	6.04
State, county and municipal	—	—	—	65	1	2.74
Other	98,977	452	0.61	65,729	658	1.34
Total investment securities	7,033,878	90,138	1.71	6,582,604	71,546	1.45
Overnight investments	2,445,335	19,247	1.05	2,734,160	10,676	0.52
Total interest-earning assets	31,991,031	$821,019	3.43%	29,995,602	$737,046	3.28%
Cash and due from banks	451,056			463,466
Premises and equipment	1,131,967			1,127,071
FDIC shared-loss receivable	5,114			7,969
Allowance for loan and lease losses	(224,380)			(207,476)
Other real estate owned	57,953			66,504
Other assets	700,784			722,946
Total assets	$34,113,525			$32,176,082

Liabilities
Interest-bearing deposits:
Checking with interest	$4,932,073	$760	0.02%	$4,413,467	$649	0.02%
Savings	2,258,979	545	0.03	2,005,873	453	0.03
Money market accounts	8,166,737	5,237	0.09	8,159,686	4,853	0.08
Time deposits	2,706,107	5,865	0.29	2,982,460	7,762	0.35
Total interest-bearing deposits	18,063,896	12,407	0.09	17,561,486	13,717	0.10
Repurchase agreements	660,712	1,556	0.31	720,460	1,376	0.26
Other short-term borrowings	67,614	1,629	3.18	5,785	52	1.21
Long-term obligations	835,000	17,013	2.69	803,780	17,072	2.83
Total interest-bearing liabilities	19,627,222	32,605	0.22	19,091,511	32,217	0.23
Noninterest-bearing deposits	10,918,458			9,713,160
Other liabilities	400,161			383,956
Shareholders' equity	3,167,684			2,987,455
Total liabilities and shareholders' equity	$34,113,525			$32,176,082
Interest rate spread			3.21%			3.05%

Net interest income and net yield on interest-earning assets		$788,414	3.29%		$704,829	3.14%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent and 5.5 percent for the nine months ended September 30, 2017 and 2016, respectively. The taxable-equivalent adjustment was $3,287 and $4,071 for the nine months ended September 30, 2017 and 2016, respectively.

Table 6
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$21,098	$5,684	$26,782	$57,401	$(591)	$56,810
Investment securities:
U. S. Treasury	234	1,328	1,562	606	3,735	4,341
Government agency	(892)	352	(540)	(3,127)	1,119	(2,008)
Mortgage-backed securities	2,756	2,323	5,079	8,352	6,239	14,591
Corporate bonds	287	39	326	1,758	117	1,875
State, county and municipal	—	—	—	(1)	—	(1)
Other	54	(206)	(152)	244	(450)	(206)
Total investment securities	2,439	3,836	6,275	7,832	10,760	18,592
Overnight investments	(679)	5,261	4,582	(1,695)	10,266	8,571
Total interest-earning assets	$22,858	$14,781	$37,639	$63,538	$20,435	$83,973
Liabilities
Interest-bearing deposits:
Checking with interest	$25	$(1)	$24	$94	$17	$111
Savings	18	(2)	16	74	18	92
Money market accounts	60	62	122	(111)	495	384
Time deposits	(280)	(500)	(780)	(641)	(1,256)	(1,897)
Total interest-bearing deposits	(177)	(441)	(618)	(584)	(726)	(1,310)
Repurchase agreements	(147)	271	124	(103)	283	180
Other short-term borrowings	509	256	765	1,026	551	1,577
Long-term obligations	346	(104)	242	724	(783)	(59)
Total interest-bearing liabilities	531	(18)	513	1,063	(675)	388
Change in net interest income	$22,327	$14,799	$37,126	$62,475	$21,110	$83,585
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
Third Quarter 2017
Compared to the second quarter of 2017, net interest income increased $11.6 million, or by 4.4 percent, to $273.2 million for the third quarter of 2017. On a taxable-equivalent basis, net interest income increased $11.7 million, or by 4.5 percent, to $274.3 million during the third quarter of 2017. The increase was due to higher non-PCI loan interest income of $11.7 million and a $2.0 million increase in interest income earned on overnight investments. These increases were partially offset by a decrease in PCI loan interest income of $1.2 million, lower investment securities interest income of $700 thousand and an increase in interest expense of $225 thousand primarily related to higher rates paid on short-term borrowings. Net interest income attributed to Guaranty in the third quarter of 2017 was approximately $8.7 million.
Compared to the third quarter of 2016, net interest income increased $37.3 million, or by 15.8 percent. On a taxable-equivalent basis, net interest income was $274.3 million, an increase of $37.1 million, or by 15.7 percent, from the third quarter of 2016. The increase was primarily due to a $24.9 million increase in non-PCI loan interest income due to originated loan volume and the contribution from the Guaranty acquisition, a $2.0 million increase in PCI loan interest income, a $6.3 million increase in investment securities interest income and a $4.6 million increase in interest income earned on excess cash held in overnight investments. Interest income earned on overnight investments was positively impacted by three 25 basis point increases in the federal funds rate since the third quarter of 2016 and an increase in average balances.
The taxable-equivalent net interest margin was 3.35 percent for the third quarter of 2017, an increase of 7 basis points from the second quarter of 2017 and an increase of 25 basis points from the same quarter in the prior year. The margin improvement compared to the second quarter of 2017 was primarily due to an improvement in loan yields, higher loan balances and a higher federal funds rate. The margin improvement compared to third quarter of 2016 was primarily due to improved loan and investment yields and higher loan balances.

Average quarter-to-date interest earning assets increased by $450.9 million since the second quarter of 2017, reflecting a $421.9 million increase in average loans outstanding, due to originated loan growth, and a $234.9 million increase in average overnight investments, offset by a $205.9 million decrease in average investment securities. Average quarter-to-date interest earning assets increased by $2.11 billion compared to the same quarter in the prior year. Within interest-earning assets, loans experienced the most significant increase, primarily due to originated loan growth and the acquisitions of HCB and Guaranty contributing a net increase of $1.85 billion. The rate on interest-earnings assets was 3.48 percent, an increase from 3.42 percent and 3.24 percent for the second quarter of 2017 and third quarter of 2016, respectively.
Average interest-bearing liabilities decreased by $245.3 million compared to the second quarter of 2017, primarily due to a $208.6 million decrease in average interest-bearing deposits and a $125.3 million decrease in average short-term borrowings, offset by an $88.6 million increase in average long-term obligations. When compared to the same quarter in the prior year, average interest-bearing liabilities increased $369.9 million primarily due to growth in average interest-bearing deposits and the acquisitions of HCB and Guaranty. The rate on interest-bearing liabilities was 0.22 percent, unchanged from the second quarter of 2017 and third quarter of 2016.
Year-to-date 2017
Net interest income for the first nine months of 2017 was $785.1 million, including $13.7 contributed from Guaranty, an increase of $84.4 million, or 12.0 percent, compared to the same period of 2016. On a taxable-equivalent basis, net interest income was $788.4 million, an increase of $83.6 million, or 11.9 percent, from the same period of 2016. Loan interest income increased $57.5 million from the same period of 2016 as a result of a $58.0 million increase in non-PCI loan interest income primarily due to originated loan growth, offset by a $524 thousand decline in PCI loan interest income due to continued loan run-off. Net interest income benefited from an $18.7 million improvement in investment securities interest income, higher income earned on overnight investments of $8.6 million, and reduced interest-bearing deposit costs of $1.3 million. Net interest income was negatively impacted by a $1.8 million increase in short-term borrowing costs.
The taxable-equivalent net interest margin increased 15 basis points to 3.29 percent in the first nine months of 2017, compared to the same period of 2016. The margin improvement was primarily due to improved loan and investment yields and higher loan and investment balances. Interest income earned on overnight investments was positively impacted by three 25 basis point increases in the federal funds rate since the first nine months of 2016.
Average year-to-date interest earning assets increased by $2.00 billion in the first nine months of 2017 compared to the same period of 2016, primarily due to a $1.83 billion increase in average outstanding loans due to originated loan growth and the impact of the HCB and Guaranty acquisitions. Average year-to-date interest earning assets also increased due to higher average investment securities of $451.3 million, partially offset by a $288.8 million decline in average overnight investments.
Average year-to-date interest-bearing liabilities increased by $535.7 million compared to the first nine months of 2016, primarily due to a $502.4 million increase in average interest-bearing deposits primarily due to organic growth and the HCB and Guaranty acquisitions. The $31.2 million increase in average long-term obligations and a $2.1 million increase in average short-term borrowings are attributable to the year-to-date increase in average interest-bearing liabilities. The increase in long-term obligations was primarily due to the addition of $175.0 million FHLB advances during 2017 to mitigate interest rate risk from long-term fixed rate loans, offset by certain obligations with maturities less than one year being reclassified to short-term borrowings. The increase in average short-term borrowings was due to certain long-term obligations with maturities less than one year being reclassified to short-term borrowings.
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

Table 7
Noninterest Income

	Three months ended			Nine months ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gain on acquisitions	$—	$122,728	$837	$134,745	$5,831
Cardholder services	24,461	24,287	21,537	70,006	61,949
Merchant services	25,879	26,590	25,179	77,456	71,392
Service charges on deposit accounts	25,951	25,862	23,154	73,955	66,888
Wealth management services	21,234	21,920	19,915	64,116	60,840
Securities gains	1,337	3,351	352	4,664	17,509
Other service charges and fees	7,073	6,628	7,567	21,302	21,693
Mortgage income	6,775	4,966	6,692	19,317	12,540
Insurance commissions	2,894	2,563	2,755	9,015	8,198
ATM income	2,596	2,513	1,908	6,882	5,518
Adjustments to FDIC receivable for shared-loss agreements	(1,770)	(1,273)	(2,773)	(4,671)	(7,673)
Net impact from FDIC shared-loss termination	—	—	—	(45)	16,559
Recoveries of PCI loans previously charged off	5,235	4,310	4,803	14,769	11,906
Other	3,722	3,755	5,915	9,368	10,223
Total noninterest income	$125,387	$248,200	$117,841	$500,879	$363,373
Total noninterest income for the third quarter of 2017 was $125.4 million. Excluding acquisition gains of $122.7 million, noninterest income declined $85 thousand from the second quarter of 2017. The most significant components of the change were as follows:

•	Investment securities gains decreased $2.0 million as a result of gains on mortgage backed securities sales in the second quarter.

•	Mortgage income increased $1.8 million primarily resulting from mortgage servicing rights retained related to the sale of certain residential mortgage loans.
Noninterest income for the third quarter of 2017, excluding acquisition gains of $837 thousand, increased by $8.4 million from the third quarter of 2016. The increase was primarily attributable to the following drivers:

•	Higher merchant and cardholder income of $3.6 million resulting from higher sale volume.

•	Increase in service charges on deposit accounts of $2.8 million primarily related to the Guaranty acquisition.

•	Wealth management income increased $1.3 million as a result of higher trust income.

•	Investment securities gains increased $1.0 million due to equity securities sales in the third quarter of 2017.
Noninterest income excluding acquisition gains of $134.7 million and $5.8 million in 2017 and 2016, respectively, was $366.1 million for first nine months of 2017 compared to $357.5 million for the same period of 2016. The increase was primarily driven by the following:

•	Higher merchant and cardholder income of $14.1 million due to higher sales volume.

•	Increase in net service charges on deposit accounts of $7.1 million primarily as a result of $5.8 million in service charges related to the Guaranty acquisition.

•
Increase in mortgage income of $6.8 million primarily attributable to interest rate movements, mortgage servicing rights retained related to the sale of certain residential mortgage loans and an impairment charge of $1.9 million recognized in 2016.

•	An increase in wealth management services of $3.3 million primarily due to higher annuity fees on increased sales volume and an increase in net trust income from higher commissions earned.

•	Net impact from the FDIC shared-loss termination of $16.6 million recognized in 2016.

•	Decrease in investment securities gains of $12.8 million due to lower investment portfolio sales in 2017.

Noninterest Expense
The primary components of noninterest expense are salaries and wages, and related employee benefits, occupancy costs, equipment expense, and merchant and cardholder processing expenses.
Table 8
Noninterest Expense

	Three months ended			Nine months ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Salaries and wages	$121,086	$118,169	$107,762	$351,518	$315,720
Employee benefits	27,030	27,095	26,750	83,418	79,761
Occupancy expense	26,594	26,059	24,857	77,415	74,824
Equipment expense	23,887	24,654	23,736	73,129	68,796
Merchant processing	19,653	19,677	18,686	57,624	52,924
Cardholder processing	8,576	7,709	7,416	23,092	22,075
FDIC insurance expense	5,449	5,705	5,796	16,747	15,173
Collection and foreclosure-related expenses	3,443	2,376	4,039	9,582	9,732
Merger-related expenses	562	6,853	3,764	8,248	5,187
Processing fees paid to third parties	9,182	5,426	4,912	18,924	13,648
Cardholder reward programs	1,308	2,954	2,762	6,806	7,661
Telecommunications	3,227	3,224	3,589	10,063	10,641
Consultant expense	3,911	3,423	3,092	9,213	7,604
Advertising expense	2,789	2,947	2,689	8,236	7,557
Core deposit intangible amortization	4,532	4,404	4,121	12,857	12,655
Other	25,738	24,931	23,262	70,046	73,249
Total noninterest expense	$286,967	$285,606	$267,233	$836,918	$777,207
Noninterest expense was $287.0 million in the third quarter of 2017, an increase of $1.4 million from the second quarter of 2017. The change was attributable to the following drivers:

•	Processing fees paid to third parties increased $3.8 million primarily due to transaction-related services for Guaranty Bank.

•	Personnel expense, which includes salaries, wages and employee benefits, increased $2.9 million due to merit increases and increased headcount primarily from the Guaranty acquisition.

•	Collection and foreclosure-related expense increased $1.1 million primarily due to higher losses on other real estate owned (OREO) sales.

•	Merger-related expenses decreased $6.3 million primarily related to non-recurring expenses incurred from the Guaranty acquisition during the second quarter.

•	Cardholder reward programs expense decreased $1.5 million due to revisions in the card rewards model in the third quarter of 2017 resulting in a $1.7 million release of the cardholder rewards reserve.
Noninterest expense was $287.0 million in the third quarter of 2017, an increase of $19.7 million from the same period of 2016. The change was attributable to the following drivers:

•	Personnel expense increased by $13.6 million primarily due to merit increases, acquisitions, higher incentive costs and increased headcount.

•	Processing fees paid to third parties increased $4.3 million primarily due to transaction-related services for Guaranty Bank.

•	Merchant and cardholder processing expense increased by $2.1 million related to higher sales volume.

•	Occupancy expense increased $1.7 million due to higher building maintenance and property tax expenses.

•	Merger-related expenses decreased $3.2 million primarily related to non-recurring expenses incurred from the Cordia acquisition during the third quarter of 2016.

Noninterest expense was $836.9 million for the nine months ended September 30, 2017, an increase of $59.7 million from the same period of 2016. The increase was primarily attributed to the following:

•	Personnel expense increased by $39.5 million primarily due to merit increases, acquired bank personnel, promotions, an increase in incentives and higher insurance costs.

•	Processing fees paid to third parties increased by $5.3 million due to Guaranty Bank transaction services.

•	Equipment expense increased $4.3 million primarily due to software maintenance and software projects placed into service over the past year

•	Merchant and cardholder processing expense increased $5.7 million related to higher sales volume.

•	Merger-related expenses increased $3.1 million primarily due to the Guaranty and HCB acquisitions in 2017.

•	Occupancy expense increased $2.6 million resulting from building maintenance.

•	Other expense decreased $3.2 million primarily due to a $2.0 million decline in operational losses and $1.0 million less in losses on asset sales.

Income Taxes
Income tax expense was $36.6 million, $77.2 million and $27.5 million for the third quarter of 2017, second quarter of 2017 and third quarter of 2016, representing effective tax rates of 35.3 percent, 36.4 percent and 34.9 percent during the respective periods. Income tax expense was $151.2 million and $97.2 million for the nine months ended September 30, 2017 and 2016, respectively, representing an effective tax rate of 36.0 percent for both nine month periods.
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

Interest-earning assets averaged $32.56 billion and $31.08 billion for the quarters ended September 30, 2017 and December 31, 2016, respectively. The $1.48 billion increase from December 31, 2016 was due to a $1.45 billion increase in loans and leases primarily as a result of originated loan growth and the acquisitions of Guaranty and HCB, and a $189.5 million increase in investment securities, offset by a $161.2 million decline in overnight investments.

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

The fair value of investment securities was $6.99 billion at September 30, 2017, a decrease of $13.7 million, when compared to $7.01 billion at December 31, 2016. The decrease in the portfolio from December 31, 2016 was primarily attributable to only reinvesting a portion of the proceeds from sales, maturities and pay downs into the investment portfolio. Investment securities increased $608.1 million from September 30, 2016 to September 30, 2017 due to reinvesting proceeds from sales, maturities and pay downs of securities back into the investment portfolio.

As of September 30, 2017, investment securities available for sale had a net pre-tax unrealized loss of $11.8 million, compared to a net pre-tax unrealized loss of $72.7 million as of December 31, 2016 and a net pre-tax unrealized gain of $48.6 million as of September 30, 2016. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2017.

Sales of investment securities for the three months ended September 30, 2017 resulted in a net realized gain of $1.3 million compared to a net gain of $3.4 million and a net gain of $352 thousand for the three months ended June 30, 2017 and September 30, 2016, respectively. During the nine months ended September 30, 2017 we recognized $4.7 million in net realized gains on sales of investment securities compared to $17.5 million in net realized gains for the corresponding period of 2016.

At September 30, 2017, mortgage-backed securities represented 74.4 percent of investment securities available for sale, compared to U.S. Treasury, equity securities, corporate bonds and other, which represented 23.1 percent, 1.6 percent, 0.8 percent and 0.1 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Due to lower market rates and spread tightening in mortgage-backed securities products since December 31, 2016, the carrying value of mortgage-backed securities has increased by $24.9 million. U.S. Treasury and government agency securities decreased $34.0 million and $40.4 million, respectively, primarily due to a portion of maturities proceeds being reinvested into other types of securities in the investment portfolio. Equity securities, in which our investments are comprised of other financial institutions, increased $30.1 million since December 31, 2016 primarily on improved bank stock performance driven largely by an improvement in the banking environment.

Table 9
Investment Securities

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,619,343	$1,616,324	$1,650,675	$1,650,319	$1,547,501	$1,549,530
Government agency	—	—	40,291	40,398	169,609	169,859
Mortgage-backed securities	5,240,922	5,200,341	5,259,466	5,175,425	4,487,083	4,528,370
Equity securities	82,314	113,650	71,873	83,507	88,526	93,011
Corporate bonds	54,412	54,873	49,367	49,562	41,363	41,945
Other	7,638	7,689	7,615	7,369	2,115	2,100
Total investment securities available for sale	7,004,629	6,992,877	7,079,287	7,006,580	6,336,197	6,384,815
Investment securities held to maturity:
Mortgage-backed securities	78	84	98	104	125	133
Total investment securities	$7,004,707	$6,992,961	$7,079,385	$7,006,684	$6,336,322	$6,384,948

Loans and Leases
Loans were $23.15 billion at September 30, 2017, a net increase of $1.41 billion compared to December 31, 2016, representing growth of 8.7 percent on an annualized basis. This increase was primarily driven by $902.6 million of organic growth in the non-PCI portfolio and $483.6 million in non-PCI loans acquired in the Guaranty acquisition at September 30, 2017. The PCI portfolio increased over this period by $25.0 million, reflecting net PCI loans acquired from Guaranty and HCB of $104.3 million and $68.2 million, respectively, at September 30, 2017, offset by loan run-off of $147.5 million.
Non-PCI loans increased by $1.89 billion, compared to September 30, 2016, reflecting originated loan growth and loans acquired in the Guaranty transaction. PCI loans decreased by $34.0 million from September 30, 2016, due to continued pay downs in the PCI loan portfolio, offset by the contributions from the Guaranty and HCB acquisitions.

BancShares reports non-PCI and PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial and industrial or residential mortgage. Table 10 provides the composition of PCI and non-PCI loans and leases.

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

Non-PCI loans and leases at September 30, 2017 were $22.31 billion, representing 96.4 percent of total loans and leases, compared to $20.93 billion and $20.43 billion at December 31, 2016 and September 30, 2016, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $14.42 billion at September 30, 2017, an increase of $655.0 million and $1.01 billion, compared to December 31, 2016 and September 30, 2016, respectively, primarily resulting from originated loan growth and the Guaranty acquisition.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $7.90 billion at September 30, 2017, an increase of $731.2 million and $874.9 million compared to December 31, 2016 and September 30, 2016, respectively, resulting from originated loan growth and the Guaranty acquisition.

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

PCI loans at September 30, 2017 were $834.2 million, representing 3.6 percent of total loans and leases, compared to $809.2 million and $868.2 million at December 31, 2016 and September 30, 2016, respectively.

PCI commercial loans were $436.7 million at September 30, 2017, a decrease of $63.3 million since December 31, 2016 and $107.0 million since September 30, 2016, reflecting continued loan run-off, offset by the net PCI loans acquired from Guaranty and HCB. At September 30, 2017, PCI noncommercial loans were $397.4 million, an increase of $88.2 million and $73.0 million since December 31, 2016 and September 30, 2016, respectively, due to the contributions from the HCB and Guaranty acquisitions, offset by continued loan run-off.

Table 10
Loans and Leases

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Non-PCI loans and leases:
Commercial:
Construction and land development	$626,887	$649,157	$642,158
Commercial mortgage	9,510,158	9,026,220	8,779,132
Other commercial real estate	434,736	351,291	346,030
Commercial and industrial	2,654,898	2,567,501	2,507,167
Lease financing	866,804	826,270	803,601
Other	322,216	340,264	326,348
Total commercial loans	14,415,699	13,760,703	13,404,436
Noncommercial:
Residential mortgage	3,467,978	2,889,124	2,813,914
Revolving mortgage	2,692,558	2,601,344	2,573,086
Construction and land development	227,184	231,400	234,383
Consumer	1,511,487	1,446,138	1,402,961
Total noncommercial loans	7,899,207	7,168,006	7,024,344
Total non-PCI loans and leases	22,314,906	20,928,709	20,428,780
PCI loans:
Commercial:
Construction and land development	17,406	20,766	23,138
Commercial mortgage	393,557	453,013	491,180
Other commercial real estate	17,771	12,645	14,783
Commercial and industrial	7,064	11,844	11,437
Other	922	1,702	3,167
Total commercial loans	436,720	499,970	543,705
Noncommercial:
Residential mortgage	327,263	268,777	278,872
Revolving mortgage	67,847	38,650	43,509
Construction and land development	—	—	83
Consumer	2,337	1,772	2,031
Total noncommercial loans	397,447	309,199	324,495
Total PCI loans	834,167	809,169	868,200
Total loans and leases	$23,149,073	$21,737,878	$21,296,980

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $231.8 million at September 30, 2017, representing an increase of $13.0 million and $19.9 million since December 31, 2016 and September 30, 2016, respectively. The ALLL as a percentage of total loans and leases was 1.00 percent at September 30, 2017, compared to 1.01 percent and 1.00 percent at December 31, 2016 and September 30, 2016, respectively.

At September 30, 2017, the ALLL allocated to non-PCI loans and leases was $218.9 million, or 0.98 percent of non-PCI loans and leases, compared to $205.0 million, or 0.98 percent, at December 31, 2016 and $200.3 million, or 0.98 percent, at September 30, 2016. The ALLL for non-PCI loans and leases increased from September 30, 2016 primarily due to continued loan growth with comparable credit quality. The remaining ALLL of $13.0 million relates to PCI loans at September 30, 2017, compared to $13.8 million and $11.6 million at December 31, 2016 and September 30, 2016, respectively. The ALLL on the PCI loan portfolio declined from December 31, 2016 primarily due to favorable updates in loss assumptions for certain pools of PCI loans based on actual experience. The ALLL on the PCI loan portfolio increased from September 30, 2016 primarily due to unfavorable updates in loss assumptions for certain pools of PCI loans based on actual experience, offset by continued loan run-off.

The ALLL allocated to originated non-PCI loans and leases was 1.07 percent of originated non-PCI loans and leases at September 30, 2017, compared to 1.09 percent and 1.10 percent at December 31, 2016 and September 30, 2016, respectively. Originated non-PCI loans were $20.34 billion, $18.82 billion and $18.10 billion at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.
BancShares recorded net provision expense of $7.9 million for loan and lease losses for the third quarter of 2017, compared to $12.3 million for the second quarter of 2017. The $4.4 million decrease in net provision expense was due to lower PCI provision expense of $3.1 million and lower non-PCI provision expense of $1.3 million. The decrease in PCI loan provision expense was primarily due to reversals of previously identified impairment as a result of favorable updates in default rates for certain pools of PCI loans based on actual experience. The decrease in non-PCI provision expense was primarily due to lower originated loan growth in the current quarter compared to the second quarter.
Net provision expense increased $439 thousand from the third quarter of 2016. Non-PCI provision expense increased $1.1 million primarily due to higher originated loan growth and higher net charge-offs. The PCI provision expense decreased $614 thousand due to favorable updates in loss assumptions for certain pools of PCI loans based on actual experience. Net provision expense for the nine months ended September 30, 2017 was $28.5 million, compared to $16.9 million for the same period of 2016. The increase in provision expense was primarily due to higher net charge-offs and lower credit quality improvements in the current year.
On an annualized basis, total net charge-offs as a percentage of total average loans and leases for the third quarter of 2017 was 0.08 percent, unchanged from the second quarter of 2017 and compared to 0.07 percent in the third quarter of 2016. Net charge-offs for non-PCI loans and leases were $4.9 million during the third quarter of 2017, compared to $4.5 million and $3.6 million during the second quarter of 2017 and third quarter of 2016, respectively. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases during the third quarter of 2017 were 0.09 percent, compared to 0.08 percent in the second quarter of 2017 and 0.07 percent in the third quarter of 2016.
The unamortized discount related to non-PCI loans and leases at September 30, 2017, December 31, 2016 and September 30, 2016 was $38.5 million, $31.5 million and $36.1 million, respectively. The unamortized discount related to PCI loans at September 30, 2017, December 31, 2016 and September 30, 2016 was $121.1 million, $118.9 million and $127.2 million, respectively.
Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at September 30, 2017, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require adjustments to the ALLL based on information available to them at the time of their examination.

Table 11
Allowance for Loan and Lease Losses Components by Loan Class

	2017			2016		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016
Allowance for loan and lease losses at beginning of period	$228,798	$220,943	$218,795	$211,950	$208,008	$218,795	$206,216
Non-PCI provision for loan and lease losses:
Commercial:
Construction and land development	(5,150)	2,372	2,536	10,802	835	(242)	2,069
Commercial mortgage	(71)	639	6	(20,844)	(2,163)	574	(1,067)
Other commercial real estate	891	33	304	958	150	1,228	(34)
Commercial and industrial	5,621	968	3,592	9,347	2,954	10,181	5,236
Lease financing	884	186	575	300	274	1,645	337
Other	58	(214)	517	985	183	299	(109)
Total commercial loans	2,233	3,984	7,530	1,548	2,233	13,685	6,432
Noncommercial:
Residential mortgage	531	155	1,061	6,654	531	2,037	2,794
Revolving mortgage	842	1,054	840	(4,541)	679	2,446	3,306
Construction and land development	92	(10)	(83)	(208)	88	(1)	253
Consumer	4,785	4,569	1,728	10,439	3,899	11,144	8,193
Total noncommercial loans	6,250	5,768	3,546	12,344	5,197	15,626	14,546
Total non-PCI provision	8,483	9,752	11,076	13,892	7,430	29,311	20,978
PCI provision for loan losses	(537)	2,572	(2,845)	2,137	77	(810)	(4,066)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(9)	(413)	(77)	(41)	(77)	(499)	(639)
Commercial mortgage	(39)	(235)	(37)	(392)	(461)	(311)	(454)
Other commercial real estate	—	—	(5)	—	—	(5)	—
Commercial and industrial	(1,275)	(3,121)	(3,253)	(5,321)	(1,198)	(7,649)	(3,690)
Lease financing	(687)	(97)	(173)	(310)	(132)	(957)	(93)
Other	(666)	(64)	(123)	15	—	(853)	(22)
Total commercial loans	(2,676)	(3,930)	(3,668)	(6,049)	(1,868)	(10,274)	(4,898)
Noncommercial:
Residential mortgage	(604)	(222)	(250)	(245)	(328)	(1,076)	(680)
Revolving mortgage	(218)	(280)	(825)	(779)	(391)	(1,323)	(2,507)
Consumer	(4,996)	(4,991)	(3,966)	(4,241)	(3,623)	(14,015)	(9,868)
Total noncommercial loans	(5,818)	(5,493)	(5,041)	(5,265)	(4,342)	(16,414)	(13,055)
Total non-PCI charge-offs	(8,494)	(9,423)	(8,709)	(11,314)	(6,210)	(26,688)	(17,953)
Non-PCI Recoveries:
Commercial:
Construction and land development	56	209	55	120	69	320	278
Commercial mortgage	1,446	731	364	147	378	2,541	992
Other commercial real estate	8	7	4	10	13	19	167
Commercial and industrial	433	2,392	265	207	328	3,090	1,330
Lease financing	3	—	6	4	5	9	145
Other	123	46	13	19	170	244	384
Total commercial loans	2,069	3,385	707	507	963	6,223	3,296
Noncommercial:
Residential mortgage	92	75	287	72	334	454	394
Revolving mortgage	228	401	552	414	256	1,181	502
Construction and land development	—	—	—	63	—	—	3
Consumer	1,203	1,093	1,080	1,074	1,092	3,376	3,194
Total noncommercial loans	1,523	1,569	1,919	1,623	1,682	5,011	4,093
Total non-PCI recoveries	3,592	4,954	2,626	2,130	2,645	11,234	7,389
Non-PCI loans and leases charged off, net	(4,902)	(4,469)	(6,083)	(9,184)	(3,565)	(15,454)	(10,564)
PCI loans charged off, net	—	—	—	—	—	—	(614)
Allowance for loan and lease losses at end of period	$231,842	$228,798	$220,943	$218,795	$211,950	$231,842	$211,950
Reserve for unfunded commitments	$1,309	$1,133	$1,198	$1,133	$379	$1,309	$379

Third Quarter 2017 to Second Quarter 2017
Non-PCI commercial construction and land development loans had a net provision credit of $5.2 million in the third quarter of 2017, compared to provision expense of $2.4 million in the second quarter of 2017. The net provision credit in the current quarter was primarily due to the movement of construction loans to other loan categories upon completion of the temporary construction phase, partially offset by loan growth.
Non-PCI commercial mortgage loans had a net provision credit of $71 thousand in the third quarter of 2017, compared to a provision expense of $639 thousand in the second quarter of 2017. The net provision credit in the current quarter was primarily due to a large recovery on a loan in the portfolio.
Provision expense for non-PCI commercial and industrial loans was $5.6 million in the third quarter of 2017, compared to $1.0 million in the second quarter of 2017. The increase in provision expense was due to originated loan growth and select credit downgrades in the loan category.
Third Quarter 2017 to Third Quarter 2016
Non-PCI commercial construction and land development loans had a net provision credit of $5.2 million in the third quarter of 2017, compared to provision expense of $835 thousand for the same period of 2016. The net provision credit in the current quarter was primarily due to the movement of construction loans to other loan categories upon completion of the temporary construction phase partially offset by loan growth.
Provision expense for non-PCI commercial mortgage loans was a net credit of $71 thousand in the third quarter of 2017, compared to a net provision credit of $2.2 million for the same period of 2016. The increase in provision expense was primarily due to credit quality improvements in the third quarter of 2016 related to a certain loan relationship.
Provision expense for non-PCI commercial and industrial loans was $5.6 million in the third quarter of 2017, compared to $3.0 million in the same period of 2016. The increase in provision expense was due to originated loan growth and select credit downgrades in the loan category.
Year-to-date 2017
Non-PCI commercial construction and land development loans had a net provision credit of $242 thousand in the first nine months of 2017, compared to provision expense of $2.1 million for the same period of 2016. The net provision credit in the current quarter was primarily due to the movement of construction loans to other loan categories upon completion of the temporary construction phase.
Provision expense for non-PCI commercial mortgage loans was $574 thousand in the first nine months of 2017, compared to a net provision credit of $1.1 million for the same period of 2016. The net provision credit in the prior year was primarily due to credit quality improvements in 2016 related to a certain loan relationship.
Provision expense for non-PCI other commercial real estate was $1.2 million in the first nine months of 2017, compared to a net provision credit of $34 thousand for the same period of 2016. The provision expense in the current year was primarily the result of originated loan growth.
Provision expense for non-PCI commercial and industrial loans was $10.2 million in the first nine months of 2017, compared to $5.2 million for the same period of 2016. The increase in provision expense was primarily due to originated loan growth in the current year.
Total net charge-offs for non-PCI loans were $15.5 million in the first nine months of 2017, compared to $10.6 million for the same period of 2016. The increase in net charge-offs was primarily due to certain charge-offs related to medical and dental borrowers.

Table 12
Allowance for Loan and Lease Losses Metrics and Ratios

	2017			2016		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016
Average loans and leases:
PCI	$865,580	$858,053	$857,501	$831,858	$892,115	$860,408	$921,151
Non-PCI	22,131,615	21,717,270	21,093,943	20,716,455	20,134,395	21,651,410	19,757,687
Loans and leases at period-end:
PCI	834,167	894,863	848,816	809,169	868,200	834,167	868,200
Non-PCI	22,314,906	21,976,602	21,057,633	20,928,709	20,428,780	22,314,906	20,428,780
Allowance for loan and lease losses allocated to loans and leases:
PCI	12,959	13,496	10,924	13,769	11,632	12,959	11,632
Non-PCI	218,883	215,302	210,019	205,026	200,318	218,883	200,318
Total	$231,842	$228,798	$220,943	$218,795	$211,950	$231,842	$211,950
Net charge-offs (annualized) to average loans and leases:
PCI	—%	—%	—%	—%	—%	—%	0.09%
Non-PCI	0.09	0.08	0.12	0.18	0.07	0.10	0.07
Total	0.08	0.08	0.11	0.17	0.07	0.09	0.07
ALLL to total loans and leases:
PCI	1.55	1.51	1.29	1.70	1.34	1.55	1.34
Non-PCI	0.98	0.98	1.00	0.98	0.98	0.98	0.98
Total	1.00	1.00	1.01	1.01	1.00	1.00	1.00
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO from our PCI and non-PCI loan portfolios. At September 30, 2017, BancShares’ nonperforming assets were $145.1 million, down from $147.0 million at December 31, 2016 and down from $160.1 million at September 30, 2016, respectively.
At September 30, 2017, OREO totaled $54.0 million, representing declines of $7.2 million and $15.0 million since December 31, 2016 and September 30, 2016, respectively, as sales outpaced additions. Nonaccrual non-PCI loans and leases at September 30, 2017 increased $7.8 million to $90.1 million compared to $82.3 million at December 31, 2016 primarily due to revolving and residential mortgage loans moving to past due status. Nonaccrual non-PCI loans and leases increased $3.0 million from $87.0 million at September 30, 2016 as a result of an increase in revolving and residential mortgage loans moving to nonaccrual status, offset by problem asset resolutions in the commercial loan portfolio. Nonaccrual PCI loans at September 30, 2017 were down $2.4 million and $3.1 million from December 31, 2016 and September 30, 2016, respectively, due to resolutions of impaired loans.
Of the $145.1 million in nonperforming assets at September 30, 2017, $244 thousand were loans and OREO covered by shared-loss agreements. Covered nonperforming assets continue to decline due to loan resolutions and the termination of certain shared-loss agreements.

Table 13
Nonperforming Assets

	2017			2016
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$90,064	$88,067	$86,086	$82,307	$87,043
PCI	1,017	1,312	1,458	3,451	4,142
Other real estate	53,988	60,781	56,491	61,231	68,964
Total nonperforming assets	$145,069	$150,160	$144,035	$146,989	$160,149

Nonaccrual loans and leases:
Covered under shared-loss agreements	$96	$98	$98	$93	$95
Not covered under shared-loss agreements	90,985	89,281	87,446	85,665	91,090
Other real estate:
Covered	148	162	349	472	591
Noncovered	53,840	60,619	56,142	60,759	68,373
Total nonperforming assets	$145,069	$150,160	$144,035	$146,989	$160,149

Loans and leases:
Covered	$70,386	$73,170	$75,895	$84,821	$91,469
Noncovered	23,078,687	22,798,295	21,830,554	21,653,057	21,205,511

Accruing loans and leases 90 days or more past due
Non-PCI	3,449	4,192	2,982	2,718	1,879
PCI	64,801	72,586	75,576	65,523	67,433

Ratio of nonperforming assets to loans, leases and other real estate owned:
Ratio of covered nonperforming assets to covered loans, leases and other real estate owned	0.35%	0.35%	0.59%	0.66%	0.75%
Ratio of noncovered nonperforming assets to noncovered loan, leases and other real estate owned	0.63	0.66	0.66	0.67	0.75
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.63%	0.65%	0.66%	0.67%	0.75%
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
Total PCI and non-PCI loans and leases classified as TDRs at September 30, 2017 were $154.4 million, compared to $150.9 million at December 31, 2016 and $149.4 million at September 30, 2016. Accruing TDRs were $123.7 million, a decline of $3.9 million from December 31, 2016 and an increase of $1.3 million from September 30, 2016. At September 30, 2017, nonaccruing TDRs were $30.7 million, an increase of $7.3 million and $3.7 million from December 31, 2016 and September 30, 2016, respectively. The increase in nonaccruing TDRs from December 31, 2016 was primarily related to an increase in commercial, revolving and residential mortgage TDRs.

Table 14
Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Accruing TDRs:
PCI	$19,719	$26,068	$25,168
Non-PCI	103,945	101,462	97,200
Total accruing TDRs	123,664	127,530	122,368
Nonaccruing TDRs:
PCI	300	301	318
Non-PCI	30,418	23,085	26,739
Total nonaccruing TDRs	30,718	23,386	27,057
All TDRs:
PCI	20,019	26,369	25,486
Non-PCI	134,363	124,547	123,939
Total TDRs	$154,382	$150,916	$149,425
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.40 billion and $19.47 billion at September 30, 2017 and December 31, 2016, respectively. The $70.9 million decrease from December 31, 2016 was due to a decrease in interest-bearing deposits of $179.9 million, a $75.8 million increase in short-term borrowings and a $33.2 million increase in long-term obligations. Interest-bearing liabilities increased $146.3 million to $19.40 billion at September 30, 2017 from $19.25 billion at September 30, 2016 due to a $171.3 million increase in interest-bearing deposits, a $50.9 million decrease in short-term borrowings and a $25.9 million increase in long-term obligations.
Deposits
At September 30, 2017, total deposits were $29.33 billion, an increase of $1.17 billion, or 4.2 percent, compared to December 31, 2016 and an increase of $1.41 billion, or by 5.0 percent, when compared to September 30, 2016. The increase from both periods was primarily the result of organic growth in demand deposit, interest-bearing savings and checking accounts and the contributions from the Guaranty and HCB acquisitions, offset by runoff in time deposits and money market accounts.
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
Short-Term Borrowings
At September 30, 2017, short-term borrowings were $679.3 million compared to $603.5 million and $730.2 million at December 31, 2016 and September 30, 2016, respectively. The $75.8 million increase from December 31, 2016 was due to FHLB borrowings of $90.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified from long-term obligations, offset by a FHLB borrowing maturity of $10.0 million and lower activity in customer repurchase agreements. The $50.9 million decrease from September 30, 2016 was due to a FHLB borrowing maturity of $10.0 million and lower activity in customer repurchase agreements, offset by FHLB borrowings of $90.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified from long-term obligations.
Long-Term Obligations
Long-term obligations were $866.1 million at September 30, 2017, up $33.2 million from December 31, 2016 due to additional FHLB borrowings of $175.0 million during 2017 to mitigate interest rate risk from long-term fixed-rate loans. This increase was partially offset by FHLB borrowings of $90.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified from long-term obligations, as well as a redemption of $5.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/SC Capital Trust II. Long-term obligations increased $25.9 million from September 30, 2016 primarily due to additional FHLB borrowings of $175.0 million during 2017 to mitigate interest rate risk from long-term fixed-rate loans. This increase was partially offset by FHLB borrowings of $90.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified to short-term borrowings, as well as redemptions of $6.0 million and $6.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/SC Capital Trust II and FCB/NC Capital Trust III, respectively, since September 30, 2016.

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

Table 15
Trust Preferred Securities and Subordinated Debentures

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Maturity Date
FCB/NC Capital Trust III	$90,206	$87,500	$90,206	$87,500	$96,392	$93,500	June 30, 2036
FCB/SC Capital Trust II	19,588	19,000	24,743	24,000	25,774	25,000	June 15, 2034
SCB Capital Trust I	10,310	10,000	10,310	10,000	10,310	10,000	April 7, 2034
	$120,104	$116,500	$125,259	$121,500	$132,476	$128,500

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios. In the aggregate, these items represented a net reduction in shareholders' equity of $92.3 million at September 30, 2017, compared to a net reduction of $135.2 million at December 31, 2016 and $14.8 million at September 30, 2016. The $42.9 million increase in AOCI from December 31, 2016 was primarily driven by a decrease in unrealized losses on investment securities as a result of lower market interest rates. The $77.5 million decrease in AOCI from September 30, 2016 was primarily driven by the change in the discount rate used in our defined benefit pension plans and the unrealized loss position on our investment securities available for sale portfolio at September 30, 2017 as a result of higher market interest rates.

Table 16
Analysis of Capital Adequacy

	September 30, 2017	December 31, 2016	September 30, 2016	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	12.95%	12.42%	12.50%	6.00%	8.00%
Common equity Tier 1	12.95	12.42	12.50	4.50	6.50
Total risk-based capital	14.34	13.85	13.96	8.00	10.00
Tier 1 leverage ratio	9.43	9.05	9.07	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.82%	12.25%	12.35%	6.00%	8.00%
Common equity Tier 1	12.82	12.25	12.35	4.50	6.50
Total risk-based capital	13.79	13.21	13.30	8.00	10.00
Tier 1 leverage ratio	9.34	8.94	8.96	4.00	5.00
Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set minimum requirements for both the quantity and quality of capital held by BancShares and FCB and included a common equity Tier 1 capital to risk-weighted assets ratio. A capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent above minimum risk-based capital requirements and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. As such, the capital conservation buffer requirement was 1.25 percent effective January 1, 2017. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 6.34 percent and 5.79 percent, respectively, at September 30, 2017. The buffers exceeded the 1.25 percent requirement and, therefore, resulted in no limit on distributions.
As of September 30, 2017, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. BancShares had no trust preferred capital securities included in Tier 1 capital at September 30, 2017 and December 31, 2016 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
RISK MANAGEMENT
Risk is inherent in any business and, as is the case with other management functions, senior management has primary responsibility for day-to-day management of the risks we face with accountability and support from all company associates.  The Board of Directors strive to ensure that risk management is part of the business culture and that policies and procedures for identifying, assessing, measuring, monitoring, and managing risk are part of the decision-making process. The Board of Director’s role in risk oversight is an integral part of our overall Enterprise Risk Management Framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.
The Board Risk Committee structure is designed to allow for information flow and escalation of risk related issues. Among the responsibilities assigned by the Board of Directors, the Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, strategic, legal, and reputational risks; review, approve and monitor adherence to risk appetite and supporting risk tolerance levels and evaluate, monitor and oversee the adequacy and effectiveness of the Enterprise Risk Management Framework. The Board Risk Committee also reviews reports of examination by and communications from regulatory agencies, and the results of internal and third party testing, analyses and reviews, related to risks, risk management, and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee reviews and monitors management's response to certain risk related regulatory or audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks and other areas of joint responsibility.
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

Table 17
Net Interest Income Sensitivity Simulation Analysis
This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of September 30, 2017 and December 31, 2016.

	Estimated increase in net interest income
Change in interest rate (basis point)	September 30, 2017	December 31, 2016
+100	4.84%	4.12%
+200	6.77	5.06
+300	5.38	2.08
The change in net interest income sensitivity metrics at September 30, 2017 compared to December 31, 2016 benefited from an increase in overnight investments and a favorable change in the deposit mix from growth in non-interest bearing deposits.
Table 18
Economic Value of Equity Modeling Analysis
Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of September 30, 2017 and December 31, 2016.

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	September 30, 2017	December 31, 2016
+100	4.93%	3.10%
+200	3.92	0.85
+300	(1.66)	(5.44)

The improvement in the economic value of equity metrics at September 30, 2017 compared to December 31, 2016 was primarily due to an increase in asset sensitivity as loan growth was largely funded by growth in non-interest bearing, checking and savings deposits.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank and various other corresponding bank accounts and unencumbered securities, which totaled $4.49 billion at September 30, 2017 compared to $3.88 billion at December 31, 2016. Another source of available liquidity is advances from the FHLB of Atlanta. Outstanding FHLB advances were $835.2 million as of September 30, 2017, and we had sufficient collateral pledged to secure $5.10 billion of additional borrowings. Also, at September 30, 2017, $2.74 billion in noncovered loans with a lendable collateral value of $2.05 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other borrowing facilities which had $665.0 million of available capacity at September 30, 2017.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2017, BancShares’ market risk profile has not changed significantly from December 31, 2016, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
No change in BancShares' internal control over financial reporting occurred during the third quarter of 2017 that had materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

BancShares has been monitoring and evaluating the August and September 2017 impact of Hurricanes Harvey and Irma in our affected market areas of Texas, Florida and Georgia. We are currently assessing how this situation has impacted our customers and the areas in which they operate. We have not currently identified any significant impact to the credit quality of the loans in these areas that would cause us to adjust the allowance for loan losses.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 24, 2017, BancShares' Board of Directors authorized the purchase of up to 800,000 shares of BancShares' Class A common stock.  Under that authority, BancShares may purchase shares from time to time from November 1, 2017 through October 31, 2018, on the open market or in privately negotiated transactions, and it may enter into a stock trading plan pursuant to the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934.  The board's action replaces existing authority to purchase shares approved during 2016 and that expires on October 31, 2017.  It does not obligate BancShares to purchase any particular amount of shares, and purchases may be suspended or discontinued at any time. No shares were purchased under the previous plan that expired on October 31, 2017, and no shares have been purchased under the newly approved plan, which began November 1, 2017.

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

Date:	November 2, 2017		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer