Form 10-K
period 2017-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2018-02-21
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,736,470,741.

On February 20, 2018, there were 11,005,220 outstanding shares of the Registrant's Class A Common Stock and 1,005,185 outstanding shares of the Registrant's Class B Common Stock.
Portions of the Registrant's definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	7
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	14
	Item 3	Legal Proceedings	14
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
	Item 6	Selected Financial Data	17
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	53
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2017 and 2016	58
		Management's Annual Report on Internal Control over Financial Reporting	60
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	61
		Report of Independent Registered Public Accounting Firm	63
		Consolidated Balance Sheets at December 31, 2017 and 2016	64
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2017	65
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2017	66
		Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2017	67
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017	68
		Notes to Consolidated Financial Statements	69
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	60
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	128

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General’ and ‘—Audit Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders (2018 Proxy Statement).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation, Nominations and Governance Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2018 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers,’ ‘Existing Pledge Arrangements,’ and '—Principal Shareholders' of the 2018 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2018 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Proposal 4: Ratification of Appointment of Independent Accounts – Services and Fees During 2017 and 2016’ of the 2018 Proxy Statement.

Part I
Item 1. Business

General
First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later changed its name to First-Citizens Bank & Trust Company. BancShares has expanded through de novo branching and acquisitions and now operates in 21 states providing a broad range of financial services to individuals, businesses and professionals. As of December 31, 2017, BancShares had total assets of $34.53 billion.

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

FCB seeks to meet the financial needs of both individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. We also provide mortgage lending, a full-service trust department, wealth management services for businesses and individuals, and other activities incidental to commercial banking. FCB’s wholly-owned subsidiaries, First Citizens Investor Services, Inc. (FCIS) and First Citizens Asset Management, Inc. (FCAM), provide various investment products and services: as a registered broker/dealer, FCIS provides a full range of investment products, including annuities, discount brokerage services and third-party mutual funds; as registered investment advisors, FCIS and FCAM provide investment management services and advice.

We deliver products and services to our customers through our extensive branch network as well as digital banking, telephone banking and various ATM networks. Services offered at most offices include taking of deposits, cashing of checks and providing for individual and commercial cash needs. Business customers may conduct banking transactions through the use of remote image technology.

The financial services industry is highly competitive. FCB competes with national, regional and local financial services providers. In recent years, the ability of non-bank financial entities to provide services has intensified competition. Non-bank financial service providers are not subject to the same significant regulatory restrictions as traditional commercial banks. More than ever, customers have the ability to select from a variety of traditional and nontraditional alternatives.

FCB’s primary deposit markets are North Carolina and South Carolina. FCB’s deposit market share in North Carolina was 4.1 percent as of June 30, 2017, based on the FDIC Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2017, controlled 76.5 percent of North Carolina deposits. In South Carolina, FCB was the fourth largest bank in terms of deposit market share with 8.8 percent at June 30, 2017. The three larger banks represent 44.9 percent of total deposits in South Carolina as of June 30, 2017.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Geographic Locations and Employees
As of December 31, 2017, FCB operated 545 branches in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. BancShares and its subsidiaries employ approximately 6,379 full-time staff and approximately 420 part-time staff for a total of 6,799 employees.

Business Combinations
FCB recently purchased certain assets and assumed certain liabilities of the following banks from the Federal Deposit Insurance Corporation (FDIC):

•	Guaranty Bank (Guaranty) of Milwaukee, Wisconsin on May 5, 2017

•	Harvest Community Bank (HCB) of Pennsville, New Jersey on January 13, 2017

•	First CornerStone Bank (FCSB) of King of Prussia, Pennsylvania on May 6, 2016

•	North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin on March 11, 2016
On December 18, 2017, FCB and HomeBancorp, Inc. (HomeBancorp) entered into a definitive merger agreement. Under the terms of the agreement, cash consideration of $15.03 will be paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock totaling approximately $113.6 million. The transaction is expected to close no later than the second quarter of 2018, subject to the receipt of regulatory approvals and the approval of HomeBancorp’s shareholders. The merger will increase FCB's footprint in Central and Western Florida.
On September 1, 2016, FCB completed the merger of Midlothian, Virginia-based Cordia Bancorp, Inc. (Cordia) and its subsidiary, Bank of Virginia (BVA) into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The merger strengthened FCB's presence in the greater Richmond, Virginia area as Cordia operated six BVA branches in Richmond, Midlothian, Chesterfield, Colonial Heights and Chester, Virginia.
FDIC Shared-Loss Termination
On March 28, 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture Bank. Under the terms of the agreement, FCB made a net payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in a one-time expense of $45 thousand during the first quarter of 2017.
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

Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, significantly restructured the financial services regulatory environment and imposed significant regulatory and compliance changes, increased capital, leverage and liquidity requirements, including through the expansion of the scope of oversight responsibility of certain federal agencies through the creation of new oversight bodies. For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) with broad powers to supervise and enforce consumer protection laws.

Other significant changes resulting from the Dodd-Frank Act include:

•
Capital Planning and Stress Testing. The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, perform annual stress tests using defined scenarios as provided by the Federal Reserve. The results of stress testing activities are considered by our Risk Committee in combination with other risk management and monitoring practices as part of our risk management program.

•
The Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of BancShares and its subsidiaries, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.

•
Ability-to-Repay and Qualified Mortgage Rule. Creditors are required to comply with mortgage reform provisions prohibiting the origination of any residential mortgages that do not meet rigorous Qualified Mortgage standards or Ability-

to-Repay standards. All mortgage loans originated by FCB meet Ability-to-Repay standards and a substantial majority also meets Qualified Mortgage standards.

BancShares
General. As a financial holding company registered under the Bank Holding Company Act (BHCA) of 1956, as amended, BancShares is subject to supervision, regulation, and examination by the Federal Reserve Board (Federal Reserve). BancShares is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation, and examination by the North Carolina Commissioner of Banks (NCCOB).

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as BancShares, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include securities underwriting and dealing, serving as an insurance agent and underwriter, and engaging in merchant banking.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Subsidiary Bank - FCB - Current Capital Requirements (Basel III)”. As of December 31, 2017, the risk-based Tier 1, common equity Tier 1, total capital, and leverage capital ratios of BancShares were 12.88 percent, 12.88 percent, 14.21 percent and 9.47 percent, respectively, and each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards. Subject to its capital requirements and certain other restrictions, BancShares is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to BancShares.

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

Safety and Soundness. The federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and to the FDIC insurance fund in the event of a depository institution default.

Limits on Dividends and Other Payments. BancShares is a legal entity, separate and distinct from its subsidiaries. Revenues of BancShares primarily result from dividends received from FCB. There are various legal limitations applicable to the payment of dividends by FCB to BancShares and to the payment of dividends by BancShares to its shareholders. The payment of dividends by FCB or BancShares may be limited by certain factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit FCB or BancShares from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of FCB or BancShares, could be deemed to constitute such an unsafe or unsound practice.

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

Subsidiary Bank - FCB
General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the NCCOB. Deposit obligations are insured by the FDIC to the maximum legal limits.

Capital Requirements (Basel III). Bank regulatory agencies approved Basel III regulatory capital guidelines aimed at strengthening existing capital requirements through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares and FCB implemented the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. The table below describes the minimum and well-capitalized requirements in 2017 and the fully-phased-in requirements that become effective in 2019.

	Basel III minimum requirement 2017	Basel III well-capitalized 2017	Basel III minimum requirement 2019	Basel III well-capitalized 2019
Leverage ratio	4.00%	5.00%	4.00%	5.00%
Common equity Tier 1	4.50	6.50	4.50	6.50
Common equity Tier 1 plus conservation buffer	5.75	7.75	7.00	9.00
Tier 1 capital ratio	6.00	8.00	6.00	8.00
Tier 1 capital ratio plus conservation buffer	7.25	9.25	8.50	10.50
Total capital ratio	8.00	10.00	8.00	10.00
Total capital ratio plus conservation buffer	9.25	11.25	10.50	12.50

The transitional period began in 2016 and the capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625 percent of risk-weighted assets, increasing each year until fully implemented at 2.5 percent on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum, but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on our consolidated financial statements. As of December 31, 2017, FCB exceeded the applicable minimum requirements as well as the well-capitalized standards.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, prudently managing our interest rate exposures, ensuring our capital positions remain strong and actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and to take advantage of favorable economic conditions and opportunities when appropriate.

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

Community Reinvestment Act. FCB is subject to the requirements of the Community Reinvestment Act of 1977 (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions would be imposed on our operating activities. In addition, in order for a financial holding company, like BancShares, to commence any new activity permitted by the BHCA or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.

Anti-Money Laundering and OFAC Regulation. Governmental policy in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (BSA) and subsequent laws and regulations require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds. The USA Patriot Act of 2001 (Patriot Act) significantly expanded anti-money laundering (AML) and financial transparency laws and regulations by imposing new compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as rules promoting cooperation among financial institutions, regulators and law enforcement entities in identifying persons who may be involved in terrorism or money laundering. Additional rules which were finalized in 2016 must be implemented by May 2018, and create expanded obligations regarding customer due diligence, including the identification of beneficial owners of business entities. FCB has begun the process necessary to implement these additional rules in late April 2018. An institution subject to the BSA, such as FCB, must additionally provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The United States has imposed economic sanctions on transactions with certain designated foreign countries, nationals and others. As these rules are administrated by the United States Department of the Treasury's Office of Foreign Assets Control (OFAC), these are generally known as the OFAC rules. Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences, including material fines and sanctions.

Consumer Laws and Regulations. FCB is also subject to certain laws and regulations designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act. The laws and related regulations mandate certain disclosures and regulate the manner in which financial institutions transact business with certain customers. FCB must comply with these consumer protection laws and regulations in its relevant lines of business.
Available Information

BancShares does not have its own separate Internet website. However, FCB’s website (www.firstcitizens.com) includes a hyperlink to the SEC’s website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports and other information electronically filed by BancShares.

Item 1A. Risk Factors
The risks and uncertainties that management believes are material are described below. The risks listed are not the only risks that BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our financial condition and/or the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, the market price of our common stock could significantly decline.
Operational Risks
We face cybersecurity risks where breaches of our and our vendors' information systems could expose us to attacks resulting in the unauthorized disclosure or loss of customer information, which could damage our business reputation and expose us to significant financial liability
We maintain and transmit large amounts of sensitive information electronically, including personal and financial information of our customers. In addition to our own systems, we also rely on external vendors to provide certain services and are therefore exposed to their information security risks. While we attempt to mitigate internal and external information security risks, the volume of business conducted through electronic devices continues to grow, and our computer systems and network infrastructure, as well as those of our external vendors and customers, present security risks including susceptibility to various attacks and/or identity theft.
As the result of our internet activities, we are also subject to risks arising from a broad range of cybersecurity attacks from both domestic and international sources which seek to obtain customer information for fraudulent purposes or, in some cases, to disrupt our business activities. Information security issues could result in reputational damage and lead to a material adverse impact on our business, financial condition and financial results of operations.
We are exposed to losses related to credit and debit card fraud
As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit and hide fraudulent activity. Fraudulent activity can come in many forms, including debit card/credit card fraud, check fraud, electronic scanning devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, and fraudulent impersonation of our clients through the use of falsified or stolen credentials. To counter the increased sophistication of these fraudulent activities, we have increased our spending on systems, technologies and controls to detect and prevent such fraud. Combating fraudulent activities as they evolve will result in continued ongoing investments in the future.
New technologies, and our ability to efficiently and effectively develop, market, and deliver new products and services to our customers, present competitive risks
The rapid growth of new technologies, including internet services, smart phones and other mobile devices, requires us to continuously evaluate our product and service offerings to ensure they remain competitive. Our success depends in part on our ability to adapt and deliver our products and services in a manner responsive to evolving industry standards and consumer preferences. New technologies by banks and non-bank service providers may create risks that our products and services are no longer competitive with then-current standards, and could negatively affect our ability to attract or maintain a loyal customer base. These risks may affect our ability to grow and could reduce both our revenue streams from certain products and services and our revenues generated by our net interest margins. Our results of operations and financial condition could be adversely affected.
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
Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and/or regulatory actions which could adversely affect our results of operations and financial condition. For additional information, see Note T, “Commitments and Contingencies,” to the Consolidated Financial Statements in this Form 10-K.
We face significant operational risks in our businesses
Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees, and internal and third party automated systems, to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain appropriate operational infrastructure and oversight can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations. We have implemented internal controls that are designed to safeguard and maintain our operational and organizational infrastructure and information. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
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
Our financial performance depends upon our ability to attract and retain clients for our products and services, which ability may be adversely impacted by weakened consumer and/or business confidence, and by any inability on our part to predict and satisfy customers’ needs and demands
Our financial performance is subject to risks associated with the loss of client confidence and demand. A fragile or weakening economy, or ambiguity surrounding the economic future, may lessen the demand for our products and services. Our performance may also be negatively impacted if we should fail to attract and retain customers because we are not able to successfully anticipate, develop and market products and services that satisfy market demands. Such events could impact our performance through fewer loans, reduced fee income and fewer deposits, each of which could result in reduced net income.
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
Failure to maintain effective system of internal control over financial reporting could have a material adverse effect on our results of operations and financial condition and disclosures
We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud, and to operate successfully as a public company. If we were unable to provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of our internal controls over financial reporting, we may discover material weaknesses or significant deficiencies requiring remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The value of our goodwill may decline in the future
At December 31, 2017, we had $150.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results; however, any such write-off would not impact our regulatory capital ratios, given that regulatory capital ratios are calculated using tangible capital amounts.
We may be adversely affected by risks associated with completed, pending or any potential future acquisitions
We plan to continue to grow our business organically. However, we have pursued and expect to continue to pursue acquisition opportunities that we believe support our business strategies and may enhance our profitability. We must generally satisfy a number of material conditions prior to consummating any acquisition including, in many cases, federal and state regulatory approval. We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain any required regulatory approvals in a timely manner or at all.
Acquisitions of financial institutions or assets of financial institutions involve operational risks and uncertainties, and acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, difficulty retaining key employees and customers, and other issues that could negatively affect our results of operations and financial condition.
We may not be able to realize projected cost savings, synergies or other benefits associated with any such acquisition. Failure to efficiently integrate any acquired entities or assets into our existing operations could significantly increase our operating costs and have material adverse effects on our financial condition and results of operations. There can be no assurance that we will be successful in identifying or consummating any potential acquisitions.
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
Credit Risks
Our concentration of loans to borrowers within the medical and dental industry could impair our earnings if those industries experience economic difficulties
Statutory or regulatory changes (e.g., Affordable Care Act), or economic conditions in the market generally, could negatively impact the borrowers' businesses and their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Consequently, we could be required to increase our allowance for loan losses through additional provisions on our income statement, which would reduce reported net income. See Note D for additional discussion.
Economic conditions in real estate markets and our reliance on junior liens may adversely impact our business and our results of operations
Real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized. Our reliance on junior liens is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio
We maintain an allowance for loan losses that is designed to cover losses on loans that borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date, and in compliance with applicable accounting and regulatory guidance. However, the allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Accounting measurements related to impairment and the allowance require significant estimates that are subject to uncertainty, and revisions driven by new information and changing circumstances. The significant uncertainties surrounding our borrowers' abilities to conduct their businesses successfully through changing economic environments, competitive challenges, and other factors complicate our estimates of the risk and/or amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary from current estimates. We also expect fluctuations in the allowance due to economic changes nationally as well as locally within the states we conduct business.
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
If we fail to effectively manage credit risk, our business and financial condition will suffer
We must effectively manage credit risk. There are risks inherent in making any loan, including risks of repayment, risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our loan approval procedures and our credit risk monitoring are or will be adequate to or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, and our consolidated results of operations and financial condition.
Our financial condition could be adversely affected by the soundness of other financial institutions
Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. We have exposure to numerous financial service providers, including banks, securities brokers and dealers, and other financial service providers. Although we monitor the financial conditions of financial institutions with which we have credit exposure, transactions with those institutions expose us to credit risk through the possibility of counterparty default.
Market Risks
Unfavorable economic conditions could adversely affect our business
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition. Our banking operations are located within several states but are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include the Southeast, Mid-Atlantic, Midwest, and Western United States, with our greatest presence in North Carolina and South Carolina. Worsening economic conditions within our markets, particularly within North Carolina and South Carolina, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. In recent years, economic growth and business activity across a wide range of industries has been slow and uneven, and there can be no assurance that economic conditions will continue to improve or that these conditions will not worsen. In addition, the political environment, the level of U.S. debt and global economic conditions can have a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

Accounting for acquired assets may result in earnings volatility
Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on U.S. GAAP. The rate at which those discounts are accreted is unpredictable, the result of various factors including prepayments and changes in credit quality. Post-acquisition deterioration results in the recognition of provision expense and allowance for loan and lease losses. Additionally, the income statement impact of adjustments to the indemnification asset recorded in certain FDIC-assisted transactions may occur over a shorter period of time than the adjustments to the covered assets.
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
Failure to effectively manage our interest rate risk could adversely affect us
Our results of operations and cash flows are highly dependent upon net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee (FOMC). Changes in monetary policy could influence interest income and interest expense as well as the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income, could be adversely impacted.
As interest rates rise, our interest expense will increase and our net interest margins may decrease, negatively impacting our performance and, potentially, our financial condition. To the extent banks and other financial service providers were to compete for interest-bearing deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates; if we should determine to compete with those higher interest rates, our cost of funds could increase and our net interest margins could be reduced. Additionally, higher interest rates will impact our ability to originate new loans. Increases in interest rates could adversely affect the ability of our borrowers to meet higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect our business and financial condition.
Although we maintain an interest rate risk monitoring system, the forecasts of future net interest income are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates.
Liquidity Risks
If our current level of balance sheet liquidity were to experience pressure, that could affect our ability to pay deposits and fund our operations
Our deposit base represents our primary source of core funding and balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to noncore funding such as borrowings from the Federal Home Loan Bank (FHLB) and the Federal Reserve, Federal Funds purchased lines, and brokered deposits. While we maintain access to these noncore funding sources, some sources are dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend.
Capital Adequacy Risks
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
The Federal Reserve Bank (FRB) issued capital rules that established a new comprehensive capital framework for U.S. banking institutions and established a more conservative definition of capital. These requirements, known as Basel III, became effective January 1, 2015, and, as a result, we became subject to enhanced minimum capital and leverage ratios. These requirements could adversely affect our ability to pay dividends, restrict certain business activities or compel us to raise capital, each of which may adversely affect our results of operations or financial condition. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have an adverse effect on us. See the Supervision and Regulation section included in Item 7 of this Form 10-K for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.
Compliance Risks
We operate in a highly regulated industry; the laws and regulations that govern our operations, taxes, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or our failure to comply with them, may adversely affect us
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. In addition to a multitude of regulations designed to protect customers, depositors and consumers, we must comply with other regulations that protect the deposit insurance fund and the stability of the United States' (U.S.) financial system, including laws and regulations which, among other matters, prescribe minimum capital requirements; impose limitations on our business activities and investments; limit the dividends or distributions that we can pay; restrict the ability of our bank subsidiaries to guarantee our debt; and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (GAAP). Compliance with laws and regulations can be difficult and costly, and changes in laws and regulations often impose additional compliance costs.
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
The failure to comply with these various rules and regulations could subject us to restrictions on our business activities, including mergers and acquisitions, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our common stock.
We may be adversely affected by changes in U.S. tax and other laws and regulations
Corporate tax rates affect our profitability and capital levels. The U.S. corporate tax code may be further reformed by the U.S. Congress and additional guidance may be issued by the U.S. Department of the Treasury relevant to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. It is not possible at this time to quantify the ongoing impacts additional reform or guidance might have on our business or financial condition.
Strategic Risks
We encounter significant competition which may reduce our market share and profitability
We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; various wealth management providers; independent and captive insurance agencies; mortgage companies; and non-bank providers of financial services. Some of our larger competitors, including certain banks with a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our non-bank competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal and/or state income taxes. The fierce competitive pressures that we face adversely affect pricing for many of our products and services.

Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt that you might consider to be in your best interests
Certain provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent the removal of directors and other management. The provisions could also delay or make more difficult a tender offer, merger, or proxy contest that you might consider to be in your best interests. For example, our Certificate of Incorporation and/or Bylaws:

•	allow our Board of Directors to issue and set the terms of preferred shares without further shareholder approval;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nominations for election to the Board of Directors and proposals of other business to be considered at annual meetings of shareholders.
These provisions, as well as provisions of the BHCA and other relevant statutes and regulations which require advance notice and/or applications for regulatory approval of changes in control of banks and bank holding companies, may discourage bids for our common stock at a premium over market price, adversely affecting its market price. Additionally, the fact that the Holding family holds or controls shares representing a majority of the voting power of our common stock may discourage potential takeover attempts and/or bids for our common stock at a premium over market price.
The market price of our stock may be volatile
Although publicly traded, our common stock has less liquidity and public float than many other large publicly traded financial services companies. Low liquidity increases the price volatility of our stock and could make it difficult for our shareholders to sell or buy our common stock at specific prices.
Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors, including expectations of financial and operating results, actual operating results, actions of institutional shareholders, speculation in the press or the investment community, market perception of acquisitions, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry, and the potential impact of government actions affecting the financial services industry.
We rely on dividends from FCB
As a financial holding company, we are a separate legal entity from FCB. We derive most of our revenue and cash flow from dividends paid by FCB. These dividends are the primary source from which we pay dividends on our common stock and interest and principal on our debt obligations. State and federal laws impose restrictions on the dividends that FCB may pay to us. In the event FCB is unable to pay dividends to us for an extended period of time, we may not be able to service our debt obligations or pay dividends on our common stock.
Item 2. Properties
As of December 31, 2017, BancShares operated branch offices at 545 locations in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. FCB owns many of the buildings and leases other facilities from third parties.
BancShares' headquarters facility, a nine-story building with approximately 163,000 square feet, is located in Raleigh, North Carolina. In addition, we occupy separate facilities in Raleigh and in Columbia, South Carolina, that serve as our data and operations centers.
Additional information relating to premises, equipment and lease commitments is set forth in Note F of BancShares’ Notes to Audited Consolidated Financial Statements.
Item 3. Legal Proceedings
BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that are expected to have a material effect on BancShares’ consolidated financial statements. Additional information related to legal proceedings is set forth in Note T in BancShares’ Notes to Consolidated Financial Statements.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2017, there were 1,332 holders of record of the Class A common stock and 214 holders of record of the Class B common stock. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume.

The average monthly trading volume for the Class A common stock was 417,888 shares for the fourth quarter of 2017 and 570,633 shares for the year ended December 31, 2017. The Class B common stock monthly trading volume averaged 4,431 shares in the fourth quarter of 2017 and 1,912 shares for the year ended December 31, 2017.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock, the high and low sales prices per share of BancShares Class A common stock as reported on NASDAQ, and the high and low bid prices for BancShares Class B common stock as reported in the OTC Bulletin Board, for each quarterly period during 2017 and 2016, are set forth in the following table. Over-the-counter bid prices for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.

	2017				2016
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Cash dividends (Class A and Class B)	$0.35	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30
Class A sales price
High	427.09	381.30	372.52	384.12	367.00	294.50	262.49	257.97
Low	371.52	323.74	320.10	319.40	280.98	245.60	229.51	217.41
Class B bid price
High	376.00	338.00	328.00	321.00	318.00	258.51	237.00	233.25
Low	320.00	294.00	291.51	290.00	252.00	219.00	214.00	197.36

A cash dividend of 35 cents per share was declared by the Board of Directors on January 30, 2018, payable on April 2, 2018, to holders of record as of March 19, 2018. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During 2017, our Board authorized the purchase of up to 800,000 shares of Class A common stock. The shares may be purchased from time to time at management's discretion from November 1, 2017 through October 31, 2018. It does not obligate BancShares to purchase any particular amount of shares and purchases may be suspended or discontinued at any time. The Board's action replaced existing authority to purchase up to 200,000 shares in effect during the twelve months preceding November 1, 2017.

There were no shares of Class A or Class B common stock purchased by BancShares during the year ended December 31, 2017.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the NASDAQ – Banks Index and the NASDAQ – U.S. Index. Each trend line assumes that $100 was invested on December 31, 2012, and that dividends were reinvested for additional shares.

Item 6. Selected Financial Data
Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS
Interest income	$1,103,690	$987,757	$969,209	$760,448	$796,804
Interest expense	43,794	43,082	44,304	50,351	56,618
Net interest income	1,059,896	944,675	924,905	710,097	740,186
Provision (credit) for loan and lease losses	25,692	32,941	20,664	640	(32,255)
Net interest income after provision for loan and lease losses	1,034,204	911,734	904,241	709,457	772,441
Gain on acquisitions	134,745	5,831	42,930	—	—
Noninterest income	506,284	482,240	424,158	343,213	267,382
Noninterest expense	1,131,535	1,048,738	1,038,915	849,076	771,380
Income before income taxes	543,698	351,067	332,414	203,594	268,443
Income taxes	219,946	125,585	122,028	65,032	101,574
Net income	$323,752	$225,482	$210,386	$138,562	$166,869
Net interest income, taxable equivalent (1)	$1,064,415	$949,768	$931,231	$714,085	$742,846
PER SHARE DATA
Net income	$26.96	$18.77	$17.52	$13.56	$17.35
Cash dividends	1.25	1.20	1.20	1.20	1.20
Market price at period end (Class A)	403.00	355.00	258.17	252.79	222.63
Book value at period end	277.60	250.82	239.14	223.77	215.35
SELECTED PERIOD AVERAGE BALANCES
Total assets	$34,302,867	$32,439,492	$31,072,235	$24,104,404	$21,295,587
Investment securities	7,036,564	6,616,355	7,011,767	5,994,080	5,206,000
Loans and leases (2)	22,725,665	20,897,395	19,528,153	14,820,126	13,163,743
Interest-earning assets	32,213,646	30,267,788	28,893,157	22,232,051	19,433,947
Deposits	29,119,344	27,515,161	26,485,245	20,368,275	17,947,996
Interest-bearing liabilities	19,576,353	19,158,317	18,986,755	15,273,619	13,910,299
Long-term obligations	842,863	811,755	547,378	403,925	462,203
Shareholders' equity	$3,206,250	$3,001,269	$2,797,300	$2,256,292	$1,936,895
Shares outstanding	12,010,405	12,010,405	12,010,405	10,221,721	9,618,952
SELECTED PERIOD-END BALANCES
Total assets	$34,527,512	$32,990,836	$31,475,934	$30,075,113	$21,193,878
Investment securities	7,180,256	7,006,678	6,861,548	7,172,435	5,388,610
Loans and leases:
PCI	762,998	809,169	950,516	1,186,498	1,029,426
Non-PCI	22,833,827	20,928,709	19,289,474	17,582,967	12,104,298
Interest-earning assets	32,216,187	30,691,551	29,224,436	27,730,515	19,428,929
Deposits	29,266,275	28,161,343	26,930,755	25,678,577	17,874,066
Interest-bearing liabilities	19,592,947	19,467,223	18,955,173	18,930,297	13,654,436
Long-term obligations	870,240	832,942	704,155	351,320	510,769
Shareholders' equity	$3,334,064	$3,012,427	$2,872,109	$2,687,594	$2,071,462
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.94%	0.70%	0.68%	0.57%	0.78%
Rate of return on average shareholders' equity	10.10	7.51	7.52	6.14	8.62
Average equity to average assets ratio	9.35	9.25	9.00	9.36	9.10
Net yield on interest-earning assets (taxable equivalent)	3.30	3.14	3.22	3.21	3.82
Allowance for loan and lease losses to total loans and leases:
Purchased Credit Impaired (PCI)	1.31	1.70	1.72	1.82	5.20
Non-Purchased Credit Impaired (Non-PCI)	0.93	0.98	0.98	1.04	1.49
Total	0.94	1.01	1.02	1.09	1.78
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	0.54	0.66	3.51	9.84	7.02
Noncovered	0.61	0.67	0.79	0.66	0.74
Total	0.61	0.67	0.83	0.91	1.25
Tier 1 risk-based capital ratio	12.88	12.42	12.65	13.61	14.89
Common equity Tier 1 ratio	12.88	12.42	12.51	N/A	N/A
Total risk-based capital ratio	14.21	13.85	14.03	14.69	16.39
Leverage capital ratio	9.47	9.05	8.96	8.91	9.80
Dividend payout ratio	4.64	6.39	6.85	8.85	6.92
Average loans and leases to average deposits	78.04	75.95	73.73	72.76	73.34
(1) The taxable-equivalent adjustment was $4,519, $5,093, $6,326, $3,988 and $2,660 for the years 2017, 2016, 2015, 2014, and 2013, respectively.
(2) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. See Note A in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this Report for more detail. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2017, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we", "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.
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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the FDIC-assisted transactions, the risks discussed in Item 1A. Risk Factors above and other developments or changes in our business that we do not expect.

Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States (GAAP) and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. The most critical accounting and reporting policies include those related to the allowance for loan and lease losses, fair value estimates, the payable to the FDIC for shared-loss agreements, defined benefit pension plan assumptions, and income taxes. Accounting policies are discussed in Note A in the Notes to Consolidated Financial Statements.

The following is a summary of our critical accounting policies that are material to our consolidated financial statements and are highly dependent on estimates and assumptions.

Allowance for loan and lease losses. The allowance for loan and lease losses (ALLL) reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The ALLL is based on management's evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating incurred losses. Our evaluation process is based on economic data, historical experience and current trends among delinquencies, defaults and nonperforming assets.

A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history of the various loan classes. Loan loss factors based on historical experience may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio at the balance sheet date. For non-purchased credit impaired (non-PCI) commercial loans and leases, management incorporates historical net loss data to develop the applicable loan loss factors. For the non-PCI noncommercial segment, management incorporates specific loan class and delinquency status trends into the loan loss factors. Loan loss factors may be adjusted quarterly based on changes in the level of historical net charge-offs and updates by management, such as the number of periods included in the calculation of loss factors, loss severity and portfolio attrition.
Purchased credit impaired (PCI) loans are aggregated into loan pools based upon common risk characteristics or evaluated at the loan level. At each balance sheet date, BancShares evaluates whether the estimated cash flows and corresponding present value of its loans determined using their effective interest rates has decreased and if so, recognizes provision for loan losses. Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available.
Management considers the established ALLL adequate to absorb incurred losses for loans and leases outstanding at December 31, 2017, although future adjustments may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required. In addition, various regulatory agencies periodically review the ALLL as an integral part of their examination process. These agencies may require the recognition of additions to the ALLL based on their judgments of information available to them at the time of their examination. See Note E in the Notes to Consolidated Financial Statements for additional disclosures.
Fair value estimates. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Certain assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include available for sale securities and loans held for sale. At December 31, 2017, the percentage of total assets measured at fair value on a recurring basis was 20.9 percent. There were no liabilities measured at fair value on a recurring basis at December 31, 2017. We also measure certain assets at fair value on a non-recurring basis either to evaluate assets for impairment or for disclosure purposes. Examples of non-recurring uses of fair value include impaired loans, other real estate owned (OREO), goodwill and intangible assets. As required under GAAP, the assets acquired and liabilities assumed in business combinations are recognized at their fair values as of the acquisition dates. Fair values estimated as part of a business combination are determined using valuation methods and assumptions established by management.

Fair value is determined using different inputs and assumptions based upon the instrument that is being valued. Where observable market prices from transactions for identical assets or liabilities are not available, we identify market prices for similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other modeling techniques which often incorporate unobservable inputs that are inherently subjective and require significant judgment. Fair value estimates requiring significant judgments are determined using various inputs developed by management with the appropriate skills, understanding and knowledge of the underlying asset or liability to ensure the development of fair value estimates is sound. Typical pricing sources used in estimating fair values include, but are not limited to, active markets with high trading volume, third party pricing services, external appraisals, valuation models and commercial and residential evaluation reports. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. See Note M in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

FDIC shared-loss payable. Certain shared-loss agreements include clawback provisions that require payments to the FDIC if actual losses and expenses do not exceed a calculated amount. Our estimate of the clawback payments based on current loss and expense projections are recorded as a payable to the FDIC. Projected cash flows are discounted to reflect the estimated timing of the payments to the FDIC. See Note T in the Notes to Consolidated Financial Statements for additional disclosures.

Defined benefit pension plan assumptions. BancShares has a noncontributory qualified defined benefit pension plan that covers qualifying employees (BancShares plan) and certain legacy Bancorporation employees are covered by a noncontributory qualified defined benefit pension plan (Bancorporation plan). The calculation of the benefit obligations, the future value of plan assets, funded status and related pension expense under the pension plans require the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plans reflect the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, which was 3.76 percent for both the BancShares and Bancorporation plans during 2017, compared to 4.30 percent during 2016. For the calculation of pension expense, the assumed discount rate was 4.30 percent for both the BancShares and Bancorporation plans during 2017, compared to 4.68 percent during 2016.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.50 percent for both of the BancShares and Bancorporation plans during 2017 and 2016.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent for both the BancShares and Bancorporation plans to calculate pension expense during 2017 and 2016. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases. See Note N in the Notes to Consolidated Financial Statements for additional disclosures.

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

CURRENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)
This ASU adds an SEC paragraph and amends other Topics pursuant to an SEC Staff Announcement that states a registrant should evaluate ASUs that have not yet been adopted, including ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced are expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact the adoption will have on the financial statements, and a comparison to the registrant's current accounting policies. A registrant should describe the status of its process to implement the new standards and the significant matters yet to be addressed.
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
The amendments in this ASU are effective upon issuance. We adopted the guidance effective in the first quarter of 2017. The disclosures required by this ASU are included within the “Recently Issued Accounting Pronouncements” section below. The adoption did not have an impact to our consolidated financial position or consolidated results of operations.

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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2017. The adoption did not have an impact to our consolidated financial position or consolidated results of operations.
FASB ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Further, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings, the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.
The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2017. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
Recently Issued Accounting Pronouncements
FASB ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt the guidance during the first quarter of 2018. The change in accounting principle will be accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $27.2 million increase to retained earnings and a corresponding decrease to AOCI on January 1, 2018.
FASB ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers will present the other components separately from the line item that includes the service cost. In addition, only the service cost component of net benefit cost is eligible for capitalization.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will adopt the guidance during the first quarter of 2018. BancShares does not anticipate any material impact to our consolidated financial position or consolidated results of operations as a result of the adoption.

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
This ASU will be effective for BancShares' annual or interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt the guidance for our annual impairment test in fiscal year 2020. BancShares does not anticipate any impact to our consolidated financial position or consolidated results of operations as a result of the adoption.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. We will adopt the guidance during the first quarter of 2018. BancShares does not anticipate a material impact to our Consolidated Statements of Cash Flows.
FASB ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU eliminates the delayed recognition of the full amount of credit losses until the loss was probable of occurring and instead will reflect an entity's current estimate of all expected credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity's size, complexity and risk profile. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities held to maturity. We have formed a cross-functional team co-led by Finance and Risk Management and engaged a third party to assist with the adoption. The implementation team has developed a detailed project plan and is staying informed about the broader industry's perspective and insights, and identifying and researching key decision points. We have completed the readiness assessment and gap analysis related to data, modeling IT, accounting policy, controls and reporting which has enabled us to determine the areas of focus and estimate total body of work. Our current critical activities include model design, accounting policy development, data feasibility remediation, evaluation of reporting and disclosure solutions and completion of specific work stream project plans. We will continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For BancShares, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. We will adopt during the first quarter of 2019. We have engaged a third party and completed an inventory of all leases and their terms and service contracts with embedded leases. While we continue to evaluate the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to our balance sheet will impact our total risk-weighted assets used to determine our regulatory capital levels. Our impact analysis on this change in accounting principle estimates an increase to the Consolidated Balance Sheets for total lease liability ranging between $65.0 million and $85.0 million, as the initial gross up of both assets and liabilities. Capital is expected to be impacted by an estimated four to six basis points. These preliminary ranges are subject to change and will continue to be refined closer to adoption.
FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The amendments in this ASU (1) require most equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without a readily determinable fair value; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (6) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will adopt the ASU during the first quarter of 2018. The change in accounting principle will be accounted for as a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained earnings and a decrease to AOCI on January 1, 2018. With the adoption of this ASU equity securities can no longer be classified as available for sale, as such marketable equity securities will be disclosed as a separate line item on the balance sheet with changes in the fair value of equity securities reflected in net income.
For equity investments without a readily determinable fair value, BancShares has elected to measure the equity investments using the measurement alternative which requires BancShares to make a qualitative assessment of whether the investment is impaired at each reporting period. Under the measurement alternative these investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. If a qualitative assessment indicates that the investment is impaired, BancShares will have to estimate the investment's fair value in accordance with ASC 820 and, if the fair value is less than the investment's carrying value, recognize an impairment loss in net income equal to the difference between carrying value and fair value. Equity investments without a readily determinable fair value are recorded within other assets in the consolidated balance sheets.
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance for identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify and improve the guidance for certain aspects of Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to clarify guidance for certain aspects of Topic 606. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update). This ASU adds SEC paragraphs to the new revenue and leases sections of the Codification pursuant to an SEC Staff announcement made on July 20, 2017 as well as supersedes certain SEC paragraphs related to previous SEC staff announcements. In November 2017, the FASB issued ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update), to supersede, amend and add SEC paragraphs to the Codification to reflect the August 2017 issuance of SEC staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403.
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt the guidance during the first quarter of 2018. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. Based on our overall assessment of revenue streams and review of related contracts affected by the ASU, BancShares does not anticipate a material impact to our consolidated financial position or consolidated results of operations as a result of the adoption.

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

Our strong financial position enables us to pursue growth through strategic acquisitions that enhance organizational value by providing us the opportunity to grow capital and enhance earnings. These transactions allow us to strengthen our presence in existing markets as well as expand our footprint in new markets.
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

In lending, we continue to focus our activities within our core competencies of retail, small business, commercial and commercial real estate lending to build a diversified portfolio. Our low to moderate risk appetite continues to govern all lending activities.

Our initiatives also pursue additional non-interest fee income through enhanced credit card offerings, and expanded wealth management and merchant services. We have redesigned our credit card programs to offer more competitive products, intended to both increase the number of accounts and frequency of card usage. Enhancements include more comprehensive reward programs and improved card benefits. In wealth management, we have broadened our products and services to better align with the specialized needs and desires of those customers.

Our goals are to increase efficiencies and control costs while effectively executing an operating model that best serves our customers’ needs. We seek the appropriate footprint and staffing levels to take efficient advantage of the revenue opportunities in each of our markets. Management is pursuing opportunities to improve our operational efficiency and increase profitability through expense reductions, while continuing enterprise sustainability projects to stabilize the operating environment. Such initiatives include the automation of certain manual processes, elimination of duplicated and outdated systems, enhancements to existing technology, reduction of discretionary spending and actively managing personnel expenses. We review vendor agreements and larger third party contracts for cost savings. We also seek to increase profitability through optimizing our branch network.

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis’ advance estimate of fourth quarter 2017 GDP growth was 2.6 percent, down from 3.2 percent GDP growth in the third quarter 2017. The estimated real GDP growth during the quarter was due to positive contributions from personal consumption expenditures, residential and nonresidential fixed investments, exports, and state, local and federal government spending, partially offset by negative contributions from private inventory investments and an increase in imports. For all of 2017, the economy grew by 2.3 percent, compared to an increase of 1.5 percent in 2016.
The U.S. unemployment rate dropped from 4.7 percent in December 2016 to 4.1 percent in December 2017. However, according to the U.S. Department of Labor, nonfarm payroll employment growth in 2017 was 2.1 million, compared to 2.2 million in 2016.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the fourth quarter that the labor market continued to strengthen and economic activity expanded at a solid rate. In light of the cumulative progress made during the fourth quarter, the FOMC decided to raise the target range for the federal funds rate by 0.25 percent to 1.5 percent. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation. The FOMC expects that economic activity will expand at a moderate pace and labor market conditions will remain strong with gradual increases in the federal funds rate in the future.
The housing market remained solid during the year, fueled by low mortgage interest rates, economic growth and job creation. An estimated 608,000 new homes were purchased in 2017, up 8.3 percent, from the 2016 figure of 561,000. Purchases of existing homes in 2017 and 2016 remained flat at 5.5 million.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the third quarter of 2017. FDIC-insured institutions reported a 5.7 percent increase in net income compared to the third quarter of 2016, mainly attributable to an increase in net operating revenue and higher net interest income. Across the industry, banking industry average net interest margin increased to 3.30 percent in the third quarter of 2017 from 3.18 percent in the same quarter a year ago. Total loans and leases increased by 3.5 percent from the same quarter a year ago primarily due to growth in residential mortgage loans.
EARNINGS PERFORMANCE SUMMARY
For the year ended December 31, 2017, net income was $323.8 million, or $26.96 per share, compared to $225.5 million, or $18.77 per share, during 2016. The $98.3 million, or 43.6 percent, increase in net income was primarily due to higher net interest income, resulting from strong loan growth and higher interest income earned on investment securities and overnight investments, lower provision expense and higher noninterest income, largely related to gains earned on the acquisitions of HCB and Guaranty and higher fee-based income, partially offset by increases in noninterest expense and income taxes.
Key financial highlights for 2017 include:

•	Loan growth was strong during 2017, as net balances increased by $1.86 billion to $23.60 billion, primarily driven by originated portfolio growth and net loans acquired from HCB and Guaranty.

•
Deposit growth continued in 2017, up $1.10 billion to $29.27 billion, primarily due to organic growth in demand deposit account balances, interest-bearing savings and checking accounts, and the addition of deposit balances from the HCB and Guaranty acquisitions.

•	The yield on the investment portfolio continued to improve, while deposit funding costs remained relatively unchanged.

•	Earnings in 2017 included gains of $134.7 million recognized in connection with the HCB and Guaranty acquisitions.

•	Core fee-based business contributed to higher noninterest income, led by growth of $20.1 million in merchant and cardholder income primarily reflecting increases in sales volume.

•
The allowance for loan and lease losses as a percentage of total loans and leases declined to 0.94 percent at December 31, 2017, compared to 1.01 percent at December 31, 2016, primarily due to favorable experience in certain loan loss factors.

•	Provision expense related to loan and lease losses decreased $7.2 million primarily due to lower loan loss estimates.

•	Net charge-offs as a percentage of average loans and leases remained low at 0.10 percent in 2017, unchanged from 2016.

•
Earnings in the fourth quarter of 2017 included additional income tax expense of $25.8 million related to the re-measurement of deferred taxes as a result of the Tax Act. Although earnings per share for the three and twelve months ended December 31, 2017 were up compared to the same periods in the prior year, the increase in income tax expense had a negative impact on earnings per share.

•
BancShares remained well-capitalized at December 31, 2017 under Basel III capital requirements with a total risk-based capital ratio of 14.21 percent, Tier 1 risk-based capital ratio of 12.88 percent, common equity Tier 1 ratio of 12.88 percent and leverage capital ratio of 9.47 percent.

•
For the fourth quarter of 2017, BancShares declared and paid dividends of $0.35 per share of outstanding common stock to shareholders, which is approximately a 17 percent increase from the $0.30 per share in previous periods.

The return on average assets was 0.94 percent during 2017, compared to 0.70 percent during 2016. The return on average shareholders' equity was 10.10 percent and 7.51 percent for the respective periods. Excluding the deferred tax asset valuation adjustment of $25.8 million resulting from the Tax Act, return on average assets and return on average shareholders' equity during 2017 would have been 1.02 percent and 10.90 percent, respectively.
Net interest income for the year ended December 31, 2017 increased by $115.2 million, or 12.2 percent, to $1.06 billion. Interest income was up $115.9 million due to higher interest income earned on loans, investments and excess cash held in overnight investments. The year-to-date taxable-equivalent net interest margin for 2017 was 3.30 percent, compared to 3.14 percent during 2016. The margin increase was primarily due to higher loan balances and improved yields on investments and excess cash held in overnight investments.
BancShares recorded net provision expense of $25.7 million for loan and lease losses for 2017, compared to $32.9 million net provision expense for 2016. The net provision expense on non-PCI loans and leases was $29.1 million for 2017, compared to $34.9 million in 2016. The $5.7 million decrease in 2017 was primarily due to favorable experience in certain in loan loss factors. The PCI loan portfolio net provision credit was $3.4 million for the year ended 2017, compared to a net provision credit of $1.9 million during the same period of 2016. The PCI provision credit increased by $1.5 million, primarily due to improved future projected cash flows and improved default rates.
Noninterest income was $641.0 million for the year ended 2017, compared to $488.1 million for 2016. Excluding the $134.7 million in gains from the HCB and Guaranty acquisitions in 2017 and the $5.8 million in gains from the NMSB and FCSB acquisitions in 2016, total noninterest income increased $24.0 million. This growth was primarily due to a $20.1 million increase in merchant and cardholder income, gain of $12.5 million recognized on the early termination of two forward-starting FHLB advances, higher service charges on deposit accounts of $11.8 million and an increase of $6.5 million in wealth management services income. These increases were partially offset by lower securities gains of $22.4 million and the positive impact from the FDIC shared-loss termination of $16.6 million recognized in 2016.
Noninterest expense was $1.13 billion for the year ended December 31, 2017, compared to $1.05 billion for the same period in 2016. The $82.8 million increase was attributable to higher personnel expenses of $55.6 million, an increase in merchant and cardholder processing expense of $8.8 million, higher processing fees paid to third parties of $6.7 million, primarily acquisition related, higher equipment expense of $5.0 million and increases of $4.0 million and $3.7 million in consultant services and merger-related expenses, respectively.
Income tax expense was $219.9 million and $125.6 million for the years ended 2017 and 2016, respectively. The increase in 2017 was primarily due to higher pre-tax earnings and an additional income tax expense of $25.8 million from the re-measurement of deferred taxes as a result of the Tax Act.
Loan balances during 2017 increased by $1.86 billion, or 8.6 percent, since December 31, 2016. This increase was primarily driven by $1.46 billion of organic growth in the non-PCI portfolio and the addition of $447.7 million in non-PCI loans from the Guaranty acquisition. The PCI portfolio declined over this period by $46.2 million, as a result of continued loan runoff of $208.8 million, offset by net loans acquired from Guaranty and HCB, which were $97.6 million and $65.0 million, respectively, at December 31, 2017.

The allowance for loan and lease losses as a percentage of total loans was 0.94 percent at December 31, 2017 compared to 1.01 percent at December 31, 2016. At December 31, 2017, BancShares’ nonperforming assets, including nonaccrual loans and OREO, decreased $2.7 million to $144.3 million from $147.0 million at December 31, 2016.
At December 31, 2017, deposits were $29.27 billion, an increase of $1.10 billion, or 3.9 percent, since December 31, 2016. The increase was due to organic growth of $553.4 million primarily in demand deposit account balances, interest-bearing savings and checking accounts, and the addition of deposit balances from the HCB and Guaranty acquisitions of $551.6 million at December 31, 2017, offset by runoff in time deposits and lower money market account balances.
BUSINESS COMBINATIONS

HomeBancorp, Inc.
On December 18, 2017, FCB and HomeBancorp entered into a definitive merger agreement. The agreement provides for the acquisition of Tampa, Florida-based HomeBancorp by FCB. Under the terms of the agreement, cash consideration of $15.03 will be paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock totaling approximately $113.6 million. The transaction is expected to close no later than the second quarter of 2018, subject to the receipt of regulatory approvals and the approval of HomeBancorp's shareholders, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence in Florida and enter into two new markets in Tampa and Orlando. As of September 30, 2017, HomeBancorp reported $954.9 million in consolidated assets, $699.4 million in deposits and $637.5 million in loans.

Guaranty Bank
On May 5, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Guaranty of Milwaukee, Wisconsin. The acquisition provides FCB with the opportunity to grow capital and enhance earnings.

The Guaranty transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the relevant acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2017, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $875.1 million, including $574.6 million in non-PCI loans, $114.5 million in PCI loans and $9.9 million in core deposit intangible. Liabilities assumed were $982.7 million, of which $982.3 million were deposits. The total gain on the transaction was $122.7 million which is included in noninterest income in the Consolidated Statements of Income.

Table 2 provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 2
GUARANTY BANK NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$48,824
Overnight investments	94,134
Investment securities	12,140
Loans	689,086
Premises and equipment	8,603
Income earned not collected	6,720
Intangible assets	9,870
Other assets	5,748
Total assets acquired	875,125
Liabilities
Deposits	982,307
Other liabilities	440
Total liabilities assumed	982,747
Fair value of net liabilities assumed	(107,622)
Cash received from FDIC	230,350
Gain on acquisition of Guaranty	$122,728

Merger-related expenses of $7.4 million from the Guaranty transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2017. Loan-related interest income generated from Guaranty was approximately $20.5 million since the acquisition date.

Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores and other quantitative and qualitative considerations, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).

Harvest Community Bank
On January 13, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of HCB of Pennsville, New Jersey. The acquisition provides FCB with the opportunity to grow capital and enhance earnings.

The HCB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the relevant acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2017, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $111.6 million, including $85.1 million in PCI loans and $850 thousand in core deposit intangible. Liabilities assumed were $121.8 million, of which the majority were deposits. As a result of the transaction, FCB recorded a gain on the acquisition of $12.0 million which is included in noninterest income in the Consolidated Statements of Income.

Table 3 provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

Table 3
HARVEST COMMUNITY BANK NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

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

Merger-related expenses of $1.2 million were recorded in the Consolidated Statements of Income for the year ended December 31, 2017. Loan-related interest income generated from HCB was approximately $3.8 million for the year ended December 31, 2017.

All loans resulting from the HCB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI under ASC 310-30.

Cordia Bancorp, Inc.
On September 1, 2016, FCB completed the merger of Cordia and its subsidiary, BVA, into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The Cordia transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on August 31, 2017.

The fair value of assets acquired was $349.3 million, including $241.4 million in loans and $2.2 million in core deposit intangible. Liabilities assumed were $323.1 million, including $292.2 million in deposits. As a result of the transaction, FCB recorded $10.8 million of goodwill. The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired. This premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Merger-related expenses of $260 thousand and $3.8 million were recorded in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. Loan-related interest income generated from Cordia was approximately $5.6 million and $4.2 million for the years ended December 31, 2017 and 2016, respectively.

Due to the immaterial amount of loans resulting from the Cordia transaction that had evidence of credit quality deterioration, all loans were accounted for as non-PCI loans under ASC 310-20.

First CornerStone Bank
On May 6, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of FCSB of King of Prussia, Pennsylvania. The FCSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on May 5, 2017.

The fair value of the assets acquired was $87.4 million, including $43.8 million in loans and $390 thousand of core deposit intangible. Liabilities assumed were $96.9 million, of which the majority were deposits. The fair value of the net liabilities assume was $9.5 million and cash received from the FDIC was $12.5 million. The total gain on the transaction was $3.0 million which is included in noninterest income in the Consolidated Statements of Income.

Merger-related expenses were immaterial for the year ended December 31, 2017 and $1.0 million was recorded in the Consolidated Statements of Income for the year ended December 31, 2016. Loan-related interest income generated from FCSB was approximately $1.7 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively.

All loans resulting from the FCSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI loans under ASC 310-30.

North Milwaukee State Bank
On March 11, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of NMSB of Milwaukee, Wisconsin. The NMSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on March 10, 2017.

The fair value of the assets acquired was $53.6 million, including $36.9 million in loans and $240 thousand of core deposit intangible. Liabilities assumed were $60.9 million, of which $59.2 million were deposits. The fair value of the net liabilities assumed was $7.3 million and cash received from the FDIC was $10.2 million. The total gain on the transaction was $2.9 million which is included in noninterest income in the Consolidated Statements of Income.

Merger-related expenses of $112 thousand and $517 thousand were recorded in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. Loan-related interest income generated from NMSB was approximately $2.4 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively.

All loans resulting from the NMSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI loans under ASC 310-30.

FDIC-ASSISTED TRANSACTIONS

BancShares completed eleven FDIC-assisted transactions during the period beginning in 2009 through 2017. These transactions provided us significant contributions to capital and earnings. Prior to its merger into BancShares in 2014, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions: Georgian Bank of Atlanta, Georgia (acquired in 2009); Williamsburg First National Bank of Williamsburg, South Carolina (acquired in 2010); and Atlantic Bank & Trust of Charleston, South Carolina (acquired in 2011). Nine of the fourteen FDIC-assisted transactions (including the three completed by Bancorporation) included shared-loss agreements that, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.
Table 4 provides information regarding the fair value of loans at the acquisition date for the fourteen FDIC-assisted transactions consummated from 2009 through 2017.
Table 4
FDIC-ASSISTED TRANSACTIONS

Entity	Date of transaction	Fair value of loans at acquisition date
		(Dollars in thousands)
Guaranty Bank (Guaranty)	May 5, 2017	$689,086
Harvest Community Bank (HCB)	January 13, 2017	85,149
First Cornerstone Bank (FCSB)	May 6, 2016	43,776
North Milwaukee State Bank (NMSB)	March 11, 2016	36,914
Capitol City Bank & Trust (CCBT)	February 13, 2015	154,496
Colorado Capital Bank (CCB)	July 8, 2011	320,789
Atlantic Bank & Trust (ABT) (1)	June 3, 2011	112,238
United Western Bank (United Western)	January 21, 2011	759,351
Williamsburg First National Bank (WFNB) (1)	July 23, 2010	55,054
Sun American Bank (SAB)	March 5, 2010	290,891
First Regional Bank (First Regional)	January 29, 2010	1,260,249
Georgian Bank (GB) (1)	September 25, 2009	979,485
Venture Bank (VB)	September 11, 2009	456,995
Temecula Valley Bank (TVB)	July 17, 2009	855,583
Total		$6,100,056
Carrying value of FDIC-assisted acquired loans as of December 31, 2017		$1,031,943
(1) Date of transaction and fair value of loans acquired represent when Bancorporation acquired the entities and the fair value of the loans on that date.

As of December 31, 2017, shared-loss agreements are still active for First Regional Bank (FRB), Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $67.8 million. FRB remains in a recovery period, where any recoveries are shared with the FDIC, until March 2020.

FDIC shared-loss termination. During 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture Bank (VB). Under the terms of the agreement, FCB made a payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in an adjustment of $240 thousand to the FDIC shared-loss receivable and a $45 thousand loss on the termination of the shared-loss agreement. In addition to the shared-loss agreement termination for VB, FCB terminated five shared-loss agreements in 2016, including Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank. In connection with the 2016 termination, FCB recognized a positive net impact to pre-tax earnings of $16.6 million.

Table 5 provides the various terms of each shared-loss agreement and the components of the receivable from the FDIC.

Table 5
SHARED-LOSS PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date (1)	Losses/expenses incurred through 12/31/2017 (2)	Cumulative amount reimbursed by FDIC through 12/31/2017 (3)	Carrying value at December 31, 2017		Current portion of receivable due from (to) FDIC for 12/31/2017 filings	Prospective amortization (accretion) (4)
(Dollars in thousands)				FDIC shared-loss receivable	FDIC shared-loss payable
Entity
GB - combined losses	279,310	898,334	462,807	(1,132)	—	(1,132)	—
First Regional - combined losses	378,695	206,930	132,573	(1,860)	88,019	(1,860)	—
United Western
Non-single family residential losses	112,672	92,314	76,506	17	13,323	17	—
Single family residential losses	24,781	5,918	4,580	5,198	—	—	5,215
Total	$795,458	$1,203,496	$676,466	$2,223	$101,342	$(2,975)	$5,215

(1)
Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC. For GB the acquisition date is when Bancorporation initially acquired the banks.

(2)	For GB the losses/expenses incurred through December 31, 2017 include amounts prior to BancShares' acquisition through merger with Bancorporation.
(3)	For GB the cumulative amount reimbursed by FDIC through December 31, 2017 include amounts prior to BancShares' acquisition through merger with Bancorporation.
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

Table 6
AVERAGE BALANCE SHEETS

	2017			2016
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases	$22,725,665	$959,785	4.22%	$20,897,395	$881,266	4.22%
Investment securities:
U.S. Treasury	1,628,088	18,015	1.11	1,548,895	12,078	0.78
Government agency	38,948	647	1.66	332,107	2,941	0.89
Mortgage-backed securities	5,206,897	98,341	1.89	4,631,927	79,336	1.71
Corporate bonds	60,950	3,877	6.36	30,347	1,783	5.88
State, county and municipal	—	—	—	49	1	2.69
Other	101,681	698	0.69	73,030	911	1.25
Total investment securities	7,036,564	121,578	1.73	6,616,355	97,050	1.47
Overnight investments	2,451,417	26,846	1.10	2,754,038	14,534	0.53
Total interest-earning assets	32,213,646	$1,108,209	3.44%	30,267,788	$992,850	3.28
Cash and due from banks	417,229			467,315
Premises and equipment	1,133,255			1,128,870
FDIC shared-loss receivable	5,111			7,370
Allowance for loan and lease losses	(226,465)			(209,232)
Other real estate owned	56,478			66,294
Other assets	703,613			711,087
Total assets	$34,302,867			$32,439,492

Liabilities
Interest-bearing deposits:
Checking with interest	$4,956,498	$1,021	0.02%	$4,484,557	$910	0.02%
Savings	2,278,895	717	0.03	2,024,656	615	0.03
Money market accounts	8,136,731	6,969	0.09	8,148,123	6,472	0.08
Time deposits	2,634,434	7,489	0.28	2,959,757	10,172	0.34
Total interest-bearing deposits	18,006,558	16,196	0.09	17,617,093	18,169	0.10
Repurchase obligations	649,252	2,179	0.34	721,933	1,861	0.26
Other short-term borrowings	77,680	2,659	3.39	7,536	104	1.38
Long-term obligations	842,863	22,760	2.67	811,755	22,948	2.83
Total interest-bearing liabilities	19,576,353	43,794	0.22	19,158,317	43,082	0.22
Demand deposits	11,112,786			9,898,068
Other liabilities	407,478			381,838
Shareholders' equity	3,206,250			3,001,269
Total liabilities and shareholders' equity	$34,302,867			$32,439,492
Interest rate spread			3.22%			3.06%
Net interest income and net yield
on interest-earning assets		$1,064,415	3.30%		$949,768	3.14%
Loans and leases include PCI and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $55.8 million, $37.5 million, $30.9 million, $16.4 million and $14.1 million for the years ended 2017, 2016, 2015, 2014, and 2013, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent, 3.1 percent, 5.5 percent, 6.2 percent, and 6.9 percent for the years ended 2017, 2016, 2015, 2014, and 2013, respectively. The taxable-equivalent adjustment was $4,519, $5,093, $6,326, $3,988 and $2,660 for the years ended 2017, 2016, 2015, 2014, and 2013, respectively.

Table 6
AVERAGE BALANCE SHEETS (continued)

2015			2014			2013
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

$19,528,153	$880,381	4.51%	$14,820,126	$703,716	4.75%	$13,163,743	$759,261	5.77%

2,065,750	15,918	0.77	1,690,186	12,139	0.72	610,327	1,714	0.28
801,408	7,095	0.89	1,509,868	7,717	0.51	2,829,328	12,783	0.45
4,141,703	65,815	1.59	2,769,255	36,492	1.32	1,745,540	22,642	1.30
1,042	178	17.08	4,779	254	5.31	—	—	—
903	53	5.85	295	21	7.12	276	20	7.25
961	28	2.93	19,697	385	1.95	20,529	321	1.56
7,011,767	89,087	1.27	5,994,080	57,008	0.95	5,206,000	37,480	0.72
2,353,237	6,067	0.26	1,417,845	3,712	0.26	1,064,204	2,723	0.26
28,893,157	$975,535	3.38%	22,232,051	$764,436	3.44%	19,433,947	$799,464	4.12%
469,270			493,947			483,186
1,125,159			943,270			874,862
18,637			61,605			168,281
(206,342)			(210,937)			(257,791)
76,845			87,944			119,694
695,509			496,524			473,408
$31,072,235			$24,104,404			$21,295,587

$4,170,598	$856	0.02%	$2,988,287	$779	0.03%	$2,346,192	$600	0.03%
1,838,531	479	0.03	1,196,096	624	0.05	968,251	482	0.05
8,236,160	7,051	0.09	6,733,959	6,527	0.10	6,338,622	9,755	0.15
3,359,794	12,844	0.38	3,159,510	16,856	0.53	3,198,606	23,658	0.74
17,605,083	21,230	0.12	14,077,852	24,786	0.18	12,851,671	34,495	0.27
606,357	1,481	0.24	159,696	350	0.22	108,612	316	0.29
227,937	3,179	1.39	632,146	8,827	1.40	487,813	2,408	0.49
547,378	18,414	3.36	403,925	16,388	4.06	462,203	19,399	4.20
18,986,755	44,304	0.23	15,273,619	50,351	0.33	13,910,299	56,618	0.41
8,880,162			6,290,423			5,096,325
408,018			284,070			352,068
2,797,300			2,256,292			1,936,895
$31,072,235			$24,104,404			$21,295,587
		3.15%			3.11%			3.71%

	$931,231	3.22%		$714,085	3.21%		$742,846	3.82%

Table 7 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2017 and 2016.
Table 7
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2017			2016
	Change from previous year due to:			Change from previous year due to:
		Yield/	Total		Yield/	Total
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Assets
Loans and leases	$77,836	$683	$78,519	$59,635	$(58,750)	$885
Investment securities:
U.S. Treasury	722	5,215	5,937	(4,013)	173	(3,840)
Government agency	(3,730)	1,436	(2,294)	(4,165)	11	(4,154)
Mortgage-backed securities	10,250	8,755	19,005	8,173	5,348	13,521
Corporate bonds	1,874	220	2,094	3,363	(1,758)	1,605
State, county and municipal	(1)	—	(1)	(37)	(15)	(52)
Other	277	(490)	(213)	1,505	(622)	883
Total investment securities	9,392	15,136	24,528	4,826	3,137	7,963
Overnight investments	(2,495)	14,807	12,312	1,578	6,889	8,467
Total interest-earning assets	$84,733	$30,626	$115,359	$66,039	$(48,724)	$17,315
Liabilities
Interest-bearing deposits:
Checking with interest	$103	$8	$111	$58	$(4)	$54
Savings	89	13	102	96	40	136
Money market accounts	(163)	660	497	83	(662)	(579)
Time deposits	(1,007)	(1,676)	(2,683)	(1,424)	(1,248)	(2,672)
Total interest-bearing deposits	(978)	(995)	(1,973)	(1,187)	(1,874)	(3,061)
Repurchase obligations	(224)	542	318	268	112	380
Other short-term borrowings	1,686	869	2,555	(3,058)	(17)	(3,075)
Long-term obligations	996	(1,184)	(188)	8,159	(3,625)	4,534
Total interest-bearing liabilities	1,480	(768)	712	4,182	(5,404)	(1,222)
Change in net interest income	$83,253	$31,394	$114,647	$61,857	$(43,320)	$18,537
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. The rate/volume variance is allocated equally between the changes in volume and rate.

NET INTEREST INCOME

Net interest income of $1.06 billion for the year ended December 31, 2017 increased by $115.2 million, or 12.2 percent, compared to the same period in 2016. Interest income was up $115.9 million primarily due to higher non-PCI loan interest income of $79.0 million as a result of originated loan growth and the contribution from the Guaranty acquisition, a $24.5 million improvement in interest income earned on investments and a $12.3 million increase in interest income earned on excess cash held in overnight investments. Interest expense increased by $712 thousand resulting from higher interest expense on short-term FHLB borrowings and repurchase obligations. This increase was partially offset by lower interest on deposits, primarily from continued run-off of time deposits, and long-term obligations. Net interest income for the year ended December 31, 2016 was $944.7 million, a $19.8 million increase from 2015, primarily due to strong core originated loan growth, higher investment interest income and a decrease in interest expense, offset by a decline in loan interest income on PCI loans.
Interest income from loans and leases was $955.6 million during 2017, an increase of $79.2 million compared to 2016. The increase was primarily the result of a $79.0 million increase in non-PCI loan interest income due to originated loan growth and the contribution from Guaranty. Interest income increased $18.5 million between 2016 and 2015, reflecting an increase in non-PCI loan interest income due to originated loan growth, partially offset by a decline in PCI loan interest income due to portfolio run-off.
Interest income earned on investment securities was $121.2 million, $96.8 million, and $88.3 million during 2017, 2016, and 2015, respectively. The $24.4 million increase in 2017 was due to a 26 basis point improvement in the investment yield resulting from reinvesting investment securities cash flows from maturities and sales into higher yielding short duration mortgage-backed securities. Interest income earned on investment securities in 2016 increased $8.5 million, compared to 2015, primarily due to a

20 basis point improvement in the investment yield resulting from reinvesting investment securities cash flows from maturities and sales into higher yielding short duration mortgage-based securities.
Interest expense on interest-bearing deposits was $16.2 million in 2017, a decrease of $2.0 million, compared to 2016, primarily due to a decline in time deposit balances. Interest expense on interest-bearing deposits decreased $3.1 million between 2016 and 2015 primarily due to a decline in time deposit balances and funding costs. Interest expense on borrowings was $27.6 million in 2017, an increase of $2.7 million, compared to 2016, primarily related to an increase in short-term borrowings, partially offset by a decline in interest paid on long-term borrowings. Interest expense on borrowings increased $1.8 million between 2016 and 2015 primarily related to an increase in long-term borrowings, partially offset by a decline in interest paid on short-term borrowings.
The year-to-date taxable-equivalent net interest margin for 2017 was 3.30 percent, compared to 3.14 percent during 2016. The margin increase was primarily due to higher loan balances and improved yields on investments and excess cash held in overnight investments. Investment yields improved 26 basis points compared to 2016 primarily due to reinvesting investment securities cash flows from maturities, sales and paydowns into higher yielding short duration securities, mainly U.S. Treasury and mortgage-backed securities. The yield on overnight investments improved 57 basis points compared to 2016 primarily due to the positive impact of three 25 basis point increases in the federal funds rate since the fourth quarter of 2016. The year-to-date taxable equivalent net interest margin decreased 8 basis points to 3.14 percent in 2016, compared to 2015, primarily due to higher yielding PCI loan portfolio run-off, partially offset by the favorable impacts of originated loan growth, higher yields on investments and lower funding costs.
Average interest-earning assets increased $1.94 billion, or by 6.4 percent, for the year ended December 31, 2017. Growth in average interest-earning assets during 2017 was primarily due to originated loan growth funded largely by deposit growth and loans acquired from Guaranty and HCB. The year-to-date taxable-equivalent yield on interest-earning assets improved 16 basis points in 2017 to 3.44 percent. The increase was primarily the result of higher yields on investments and excess cash held in overnight investments. Average interest-earning assets increased $1.38 billion between 2016 and 2015 primarily due to originated loan growth and net loans acquired in the NMSB, FCSB and Cordia acquisitions.
Average interest-bearing liabilities increased $418.0 million for the full year of 2017, compared to 2016 primarily due to growth in interest-bearing savings and checking accounts and incremental FHLB borrowings of $175.0 million in 2017. Average interest-bearing liabilities increased $171.6 million between 2016 and 2015 primarily due to incremental FHLB borrowings of $150.0 million in 2016. The rate paid on interest-bearing liabilities remained flat at 0.22 percent for the full year 2017 and 2016 and decreased 1 basis point between 2016 and 2015, primarily due to lower deposit and borrowing costs.
NONINTEREST INCOME

Table 8
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Gain on acquisitions	$134,745	$5,831	$42,930
Cardholder services	95,365	83,417	77,342
Merchant services	103,962	95,774	84,207
Service charges on deposit accounts	101,201	89,359	90,546
Wealth management services	86,719	80,221	82,865
Securities gains	4,293	26,673	10,817
Other service charges and fees	28,321	27,011	23,987
Mortgage income	23,251	20,348	18,168
Insurance commissions	12,465	11,150	11,757
ATM income	9,143	7,283	7,119
Adjustments to FDIC shared-loss receivable	(6,232)	(9,725)	(19,009)
Net impact from FDIC loss share termination	(45)	16,559	—
Recoveries of PCI loans previously charged-off	21,111	20,126	21,169
Other	26,730	14,044	15,190
Total noninterest income	$641,029	$488,071	$467,088
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of gains on acquisitions, gains on the sale of investment securities as well as fees and service charge generated from cardholder services, merchant services, deposit accounts, wealth management services and mortgage lending and servicing. Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income. BancShares records the portion of recoveries not covered under shared-loss agreements as noninterest income rather than as an adjustment to the allowance for loan losses. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to the acquisition date due to declining expected cash flow.

For the year ended December 31, 2017, total noninterest income was $641.0 million, compared to $488.1 million for the same period in 2016, an increase of $153.0 million, or by 31.3 percent. Excluding $134.7 million in gains on the HCB and Guaranty acquisitions in 2017 and the $5.8 million in gains on the FCSB and NMSB acquisitions in 2016, total noninterest income increased $24.0 million, or by 5.0 percent. The year-to-date change was attributable to the following:

•	Merchant and cardholder services income increased by $20.1 million due to increases in sales volume and income from the Guaranty acquisition.

•	Other income increased by $12.7 million, driven primarily by the early termination of two forward-starting FHLB advances which resulted in a realized gain of $12.5 million.

•	Service charges on deposit accounts increased by $11.8 million, primarily attributable to the Guaranty acquisition, as well as increased fees charged on certain transactions.

•
Wealth management services income increased by $6.5 million, driven primarily by an increase in sales volume on annuity products, increased brokerage income, and higher commissions earned on trust services.

•	Lower FDIC shared-loss receivable adjustments of $3.5 million primarily due to a decrease in OREO and loan expenses related to shared-loss agreements.

•	Mortgage income increased $2.9 million primarily attributable to interest rate movements and mortgage servicing rights retained related to the sale of certain residential mortgage loans.

•	Gains on sales of securities decreased by $22.4 million due to lower investment portfolio sales in 2017 compared to 2016.

•	Net impact from the FDIC shared-loss termination of $16.6 million recognized in 2016.
For the year ended December 31, 2016, total noninterest income was $488.1 million, compared to $467.1 million for the same period in 2015, an increase of $21.0 million, or by 4.5 percent. Excluding the $5.8 million in gains on the FCSB and NMSB acquisitions in 2016 and the $42.9 million in gains on the CCBT acquisition in 2015, total noninterest income increased $58.1 million, or by 13.7 percent. The year-to-date change was attributable to the following:

•	Merchant and cardholder services income increased by $17.6 million, reflecting sales volume growth.

•	Net impact from the FDIC shared-loss termination of $16.6 million.

•	Gains on sales of securities increased by $15.9 million.

•	Lower FDIC receivable adjustments of $9.3 million resulting from a reduction in claims and lower amortization expense due to the early termination of the shared-loss agreements.
NONINTEREST EXPENSE

Table 9
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Salaries and wages	$475,214	$428,351	$429,742
Employee benefits	113,231	104,518	113,309
Occupancy expense	104,690	102,609	98,191
Equipment expense	97,478	92,501	92,639
Merchant processing	78,537	71,150	62,473
Cardholder processing	30,573	29,207	25,296
FDIC insurance expense	22,191	20,967	18,340
Collection and foreclosure-related expenses	14,407	13,379	12,311
Processing fees paid to third parties	25,673	18,976	18,779
Cardholder reward programs	9,956	10,615	11,069
Telecommunications	12,172	14,496	14,406
Consultant	14,963	10,931	8,925
Advertising	11,227	10,239	12,431
Core deposit intangible amortization	17,194	16,851	18,892
Merger-related expenses	9,015	5,341	14,174
Other	95,014	98,607	87,938
Total noninterest expense	$1,131,535	$1,048,738	$1,038,915

For the year ended December 31, 2017, total noninterest expense was $1.13 billion, compared to $1.05 billion for the same period in 2016, an increase of $82.8 million, or 7.9 percent. The year-to-date change was primarily attributable to the following:

•
Personnel expense, which includes salaries, wages and employee benefits, increased by $55.6 million primarily driven by acquired bank personnel, merit increases, staff additions, and payroll incentive plans.

•	Merchant processing expense increased by $7.4 million aligned with higher sales volumes during 2017.

•	Processing fees paid to third parties increased by $6.7 million primarily due to core processing expenses related to the acquisitions of Guaranty and HCB.

•	Equipment expense increased by $5.0 million attributable to investments in new technology as well as upgrades to existing equipment.

•	Consultant expenses increased by $4.0 million primarily due to regulatory, accounting and compliance-related services.

•	Merger-related expense increased by $3.7 million primarily driven by costs associated with the Guaranty and HCB acquisitions in 2017.
For the year ended December 31, 2016, total noninterest expense was $1.05 billion, compared to $1.04 billion for the same period in 2015, an increase of $9.8 million, or 0.9 percent. The year-to-date change was primarily attributable to the following:

•	Processing expenses for merchant and cardholder services increased by $12.6 million aligned with higher sales volume.

•
Other expense increased by $10.7 million primarily as a result of higher operational losses, including losses on debit and credit cards of $4.5 million and costs related to branch closures of $3.2 million.

•
Occupancy expense increased by $4.4 million as a result of repairs to bank buildings related to Hurricane Matthew and an increase in depreciation expense for technological investments put into production during 2016.

•	FDIC insurance expense increased $2.6 million due to a higher surcharge imposed during 2016.

•	Employee benefits expense decreased by $8.8 million driven primarily by lower pension costs as a result of an increase to the discount rate used to estimate pension expense in 2016.

•	Merger-related expense decreased by $8.8 million due primarily to increased costs related to the Bancorporation merger in 2015.

INCOME TAXES

For 2017, income tax expense was $219.9 million compared to $125.6 million during 2016 and $122.0 million during 2015, reflecting effective tax rates of 40.5 percent, 35.8 percent and 36.7 percent during the respective periods. The increase in the effective tax rate during 2017 was primarily due to the re-measurement of deferred tax assets as a result of the Tax Act which was enacted on December 22, 2017 and reduces the federal corporate income tax rate to 21 percent effective January 1, 2018. 2017 tax expense includes a provisional $25.8 million to reflect the Tax Act changes. The ultimate impact may differ from this provisional amount due to additional analysis, changes in interpretations and assumptions and additional regulatory guidance that may be issued. A reduction in the North Carolina corporate income tax rate applicable to the 2016 tax year contributed to the lower effective tax rate for 2016 compared to 2015. Based upon current 2018 projections, we expect the 2018 effective tax rate will be approximately 23 percent. The actual 2018 effective tax rate will depend upon the nature and amount of future income and expenses as well as transactions with discrete tax effects.

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

Interest-earning assets averaged $32.21 billion in 2017, compared to $30.27 billion in 2016. The increase of $1.94 billion, or 6.4 percent, was primarily the result of strong originated loan growth and the loans acquired in the Guaranty and HCB acquisitions.

Investment securities

The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity and credit risk and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares' objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note C in the Notes to Consolidated Financial Statements for additional disclosures regarding investment securities.

The fair value of investment securities was $7.18 billion at December 31, 2017, an increase of $173.6 million when compared to $7.01 billion at December 31, 2016. This follows an increase of $145.1 million in total investment securities from December 31, 2015 to December 31, 2016. The increase in 2017 and 2016 was primarily attributable to investing overnight funds into the investment portfolio and a decline in the net pre-tax unrealized losses on the available for sale portfolio.

As of December 31, 2017, investment securities available for sale had a net pre-tax unrealized loss of $48.8 million, compared to a net pre-tax unrealized loss of $72.7 million as of December 31, 2016. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2017.

Sales of investment securities for 2017 resulted in a net realized gain of $4.3 million compared to a net realized gain of $26.7 million in 2016. The net realized gain of $4.3 million in 2017 includes gross gains of $11.6 million and gross losses of $7.3 million.

At December 31, 2017, mortgage-backed securities represented 74.5 percent of investment securities available for sale, compared to U.S. Treasury, equity securities, corporate bonds and other, which represented 23.1 percent, 1.5 percent, 0.8 percent and 0.1 percent of the portfolio, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Due primarily to deployment of overnight funds and spread tightening in mortgage-backed securities products since December 31, 2016, the carrying value of mortgage-backed securities has increased by $174.0 million. U.S. Treasury securities increased $7.5 million benefiting from rising interest rates in 2017. Government agency securities decreased $40.4 million as the maturities proceeds were reinvested primarily into other types of securities in the investment portfolio. Equity securities, comprised of investments in other financial institutions, increased $21.7 million since December 31, 2016 primarily due to higher market prices at December 31, 2017.

Table 10
INVESTMENT SECURITIES

	December 31
	2017		2016		2015
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale
U.S. Treasury	1,658,410	1,657,864	1,650,675	1,650,319	1,675,996	1,674,882
Government agency	—	—	40,291	40,398	498,804	498,660
Mortgage-backed securities	5,428,074	5,349,426	5,259,466	5,175,425	4,692,447	4,668,198
Equity securities	75,471	105,208	71,873	83,507	7,935	8,893
Corporate bonds	59,414	59,963	49,367	49,562	8,500	8,500
Other	7,645	7,719	7,615	7,369	2,115	2,160
Total investment securities available for sale	$7,229,014	$7,180,180	7,079,287	7,006,580	6,885,797	6,861,293
Investment securities held to maturity
Mortgage-backed securities	76	81	98	104	255	265
Total investment securities	$7,229,090	$7,180,261	$7,079,385	$7,006,684	$6,886,052	$6,861,558

Table 11 presents the investment securities portfolio at December 31, 2017 segregated by major category with ranges of contractual maturities, average contractual maturities and taxable equivalent yields.

Table 11
INVESTMENT SECURITIES

	December 31, 2017
			Average maturity (Yrs./mos.)	Taxable equivalent yield
(Dollars in thousands)	Cost	Fair value
Investment securities available for sale:
U.S. Treasury
Within one year	$808,768	$808,301	0/7	1.35%
One to five years	849,642	849,563	1/4	1.85
Total	1,658,410	1,657,864	1/0	1.61
Mortgage-backed securities(1)
One to five years	890	886	2/2	1.73
Five to ten years	1,086,285	1,072,184	9/7	1.91
Over ten years	4,340,899	4,276,356	14/11	1.98
Total	5,428,074	5,349,426	13/10	1.97
Corporate bonds
Five to ten years	59,414	59,963	8/4	6.08
Total	59,414	59,963	8/4	6.08
Other
Over ten years	7,645	7,719	23/9	6.57
Total	7,645	7,719	23/9	6.57
Equity securities	75,471	105,208	—	—
Total investment securities available for sale	7,229,014	7,180,180
Investment securities held to maturity:
Mortgage-backed securities
One to five years	3	3	4/8	2.93
Five to ten years	3	3	7/5	2.74
Over ten years	70	75	11/7	7.41
Total investment securities held to maturity	76	81	11/2	7.07
Total investment securities	$7,229,090	$7,180,261
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

Table 12
INVESTMENT SECURITIES - ISSUERS EXCEEDING TEN PERCENT OF SHAREHOLDERS' EQUITY

	December 31, 2017
(Dollars in thousands)	Cost	Fair Value
Federal Home Loan Mortgage Corporation	$1,770,572	$1,744,040
Federal National Mortgage Association	3,547,885	3,496,787

Loans and leases

Loans and leases were $23.60 billion at December 31, 2017, a net increase of $1.86 billion, or 8.6 percent, since December 31, 2016. This increase was primarily driven by $1.46 billion of organic growth in the non-PCI portfolio and the addition of $447.7 million in non-PCI loans from the Guaranty acquisition. The PCI portfolio declined over this period by $46.2 million, as a result of loan run-off of $208.8 million, offset by net loans acquired from Guaranty and HCB, which were $97.6 million and $65.0 million, respectively, at December 31, 2017. Loans and leases were $21.74 billion at December 31, 2016, a net increase of $1.50 billion, or 7.4 percent, from December 31, 2015 primarily due to organic non-PCI loan growth of $1.41 billion and the addition of $225.0 million in non-PCI loans from the Cordia acquisition, offset by a net decline in the PCI portfolio of $141.3 million.

BancShares reports non-PCI and PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial & industrial or residential mortgage. Table 13 provides the composition of non-PCI and PCI loans and leases for the past five years.

Non-PCI Loans and Leases

The non-PCI portfolio includes loans that management has the intent and ability to hold and is reported at the principal balance outstanding, net of deferred loan fees and costs. Non-PCI loans include originated commercial, originated noncommercial, purchased non-credit impaired loans and leases and certain purchased revolving credit. Purchased non-credit impaired loans included as non-PCI do not have evidence of credit deterioration at acquisition. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans at December 31, 2017 were $22.83 billion, an increase of $1.90 billion from $20.93 billion at December 31, 2016. Non-PCI loans represented 96.8 percent and 96.3 percent of total loans and leases at December 31, 2017 and December 31, 2016, respectively.

Non-PCI Commercial Loans

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $14.80 billion at December 31, 2017, an increase of $1.04 billion, or 7.5 percent, compared to December 31, 2016, following an increase of $1.13 billion, or 8.9 percent, between December 31, 2016 and December 31, 2015. The increase from both periods was primarily due to strong originated loan growth. The Guaranty acquisition also positively contributed $2.5 million to the non-PCI commercial loan portfolio during 2017.

Non-PCI commercial mortgage loans were $9.73 billion at December 31, 2017. The December 31, 2017 balance increased $702.8 million, or 7.8 percent, since December 31, 2016, following an increase of $751.7 million, or 9.1 percent, between December 31, 2016 and December 31, 2015. We attribute the growth in both years to improving confidence among small business customers and our continued focus on this segment.

Non-PCI commercial and industrial loans were $2.73 billion at December 31, 2017, an increase of $162.9 million, or 6.3 percent, since December 31, 2016, following an increase of $198.5 million, or 8.4 percent, between December 31, 2016 and December 31, 2015. We attribute the growth from both periods to our continued focus on small business customers, particularly among medical, dental or other professional customers.

Non-PCI other commercial real estate loans were $473.4 million at December 31, 2017, an increase of $122.1 million, or 34.8 percent, since December 31, 2016, following an increase of $30.3 million, or 9.4 percent, between December 31, 2016 and December 31, 2015. The current year growth reflects originated loan growth and contributions from the Guaranty acquisition.

Non-PCI Noncommercial Loans

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $8.03 billion at December 31, 2017, an increase of $866.8 million, or 12.1 percent, compared to December 31, 2016, following an increase of $509.0 million, or 7.6 percent between December 31, 2016 and December 31, 2015 primarily due to originated loan growth in both periods. The Guaranty acquisition also positively contributed $445.2 million to the non-PCI noncommercial loan portfolio during 2017.

At December 31, 2017, residential mortgage loans were $3.52 billion, an increase of $634.7 million or 22.0 percent, since December 31, 2016, following an increase of $193.1 million, or 7.2 percent, between December 31, 2016 and December 31, 2015. The increase from both periods reflects originated loan growth and the current year growth was also attributable to the large residential mortgage loan portfolio of $391.4 million acquired in the Guaranty transaction. While a majority of residential mortgage loans originated were sold to investors, other loans, including affordable housing loans, medical mortgage loans and certain construction loans, were originated based on our intent to retain them in the loan portfolio.

At December 31, 2017, revolving mortgage loans were $2.70 billion, an increase of $100.2 million, or 3.9 percent, since December 31, 2016, following an increase of $78.2 million, or 3.1 percent, between December 31, 2016 and December 31, 2015. The increase from both periods was primarily the result of originated loan growth. The increase in 2017 was also attributable to loans acquired in the Guaranty acquisition which were $42.2 million.

At December 31, 2017, consumer loans were $1.56 billion, an increase of $115.0 million, or 8.0 percent, compared to December 31, 2016, following an increase of $226.3 million, or 18.6 percent, between December 31, 2016 and December 31, 2015. Growth in both periods primarily reflects increases in indirect auto lending and our credit card portfolio as well as loans acquired in the Guaranty acquisition during 2017 and the Cordia acquisition during 2016.

Management believes 2017 organic loan growth resulted from improved economic conditions and our initiatives to broaden and diversify the loan portfolio through loan products with high growth potential. Management has maintained sound underwriting standards across all loan products while achieving this growth. Originated loan growth in 2018 will be dependent on overall economic conditions and will continue to be impacted by intense competition for loans and other external factors.

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

PCI loans at December 31, 2017 were $763.0 million, representing 3.2 percent of total loans and leases, a decrease of $46.2 million, or 5.7 percent from $809.2 million at December 31, 2016 as a result of continued loan run-off of $208.8 million, offset by net loans acquired from Guaranty and HCB, which were $97.6 million and $65.0 million, respectively, at December 31, 2017.

PCI commercial loans were $396.9 million at December 31, 2017, a decrease of $103.0 million, or 20.6 percent, since December 31, 2016, following a decrease of $93.6 million, or 15.8 percent, between December 31, 2016 and December 31, 2015. At December 31, 2017, PCI noncommercial loans were $366.1 million, an increase of $56.9 million, or 18.4 percent, since December 31, 2016, following a decrease of $47.7 million, or 13.4 percent, between December 31, 2016 and December 31, 2015.

Table 13
LOANS AND LEASES

	December 31
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-PCI loans and leases(1):
Commercial:
Construction and land development	$669,215	$649,157	$620,352	$493,133	$319,847
Commercial mortgage	9,729,022	9,026,220	8,274,548	7,552,948	6,362,490
Other commercial real estate	473,433	351,291	321,021	244,875	178,754
Commercial and industrial	2,730,407	2,567,501	2,368,958	1,988,934	1,081,158
Lease financing	894,801	826,270	730,778	571,916	381,763
Other	302,176	340,264	314,832	353,833	175,336
Total commercial loans	14,799,054	13,760,703	12,630,489	11,205,639	8,499,348
Noncommercial:
Residential mortgage	3,523,786	2,889,124	2,695,985	2,493,058	982,421
Revolving mortgage	2,701,525	2,601,344	2,523,106	2,561,800	2,113,285
Construction and land development	248,289	231,400	220,073	205,016	122,792
Consumer	1,561,173	1,446,138	1,219,821	1,117,454	386,452
Total noncommercial loans	8,034,773	7,168,006	6,658,985	6,377,328	3,604,950
Total non-PCI loans and leases	$22,833,827	$20,928,709	$19,289,474	$17,582,967	$12,104,298
PCI loans:
Commercial:
Construction and land development	$13,654	$20,766	$33,880	$78,079	$78,915
Commercial mortgage	358,103	453,013	525,468	577,518	642,891
Other commercial real estate	17,124	12,645	17,076	40,193	41,381
Commercial and industrial	6,374	11,844	15,182	27,254	17,254
Other	1,683	1,702	2,008	3,079	866
Total commercial loans	396,938	499,970	593,614	726,123	781,307
Noncommercial:
Residential mortgage	299,318	268,777	302,158	382,340	213,851
Revolving mortgage	63,908	38,650	52,471	74,109	30,834
Construction and land development	644	—	—	912	2,583
Consumer	2,190	1,772	2,273	3,014	851
Total noncommercial loans	366,060	309,199	356,902	460,375	248,119
Total PCI loans	762,998	809,169	950,516	1,186,498	1,029,426
Total loans and leases	23,596,825	21,737,878	20,239,990	18,769,465	13,133,724
Less allowance for loan and lease losses	(221,893)	(218,795)	(206,216)	(204,466)	(233,394)
Net loans and leases	$23,374,932	$21,519,083	$20,033,774	$18,564,999	$12,900,330
(1) Non-PCI loans include originated and purchased non-impaired loans, including non-accrual and TDR loans.

Allowance for loan and lease losses (ALLL)

The ALLL was $221.9 million at December 31, 2017, representing an increase of $3.1 million since December 31, 2016, following an increase of $12.6 million between December 31, 2016 and December 31, 2015. The ALLL as a percentage of total loans was 0.94 percent at December 31, 2017, compared to 1.01 percent and 1.02 percent at December 31, 2016 and December 31, 2015, respectively. The decline in the ALLL ratio from both periods was primarily due to favorable experience in certain loan loss factors.

BancShares has continued to sustain improvement in credit quality indicators which have reduced the ALLL ratio since December 31, 2016 and December 31, 2015. In the commercial non-PCI loan portfolio, loans with higher credit risk ratings continued to migrate to lower credit risk ratings. The noncommercial non-PCI loan portfolio has sustained low net charge-offs, partially offset by higher delinquency trends.

At December 31, 2017, the ALLL allocated to non-PCI loans was $211.9 million, or 0.93 percent of non-PCI loans and leases, compared to $205.0 million, or 0.98 percent, at December 31, 2016, and $189.9 million, or 0.98 percent, at December 31, 2015.
The increase in the dollar amount of reserves was primarily attributable to originated loan growth.

The ALLL allocated to originated non-PCI loans and leases of $211.3 million at December 31, 2017 was 1.00 percent of originated non-PCI loans and leases, compared to 1.09 percent and 1.14 percent at December 31, 2016 and December 31, 2015, respectively. The decline in the allowance ratio was primarily related to the sustained favorable credit quality trends, offset by originated loan growth. Originated non-PCI loans were $21.13 billion, $18.82 billion, and $16.60 billion at December 31, 2017, December 31, 2016 and December 31, 2015, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

The ALLL allocated to PCI loans at December 31, 2017 was $10.0 million, or 1.31 percent of PCI loans, compared to $13.8 million, or 1.70 percent, at December 31, 2016, and $16.3 million, or 1.72 percent, at December 31, 2015. The ALLL for PCI loans decreased from both periods primarily due to improved projected cash flows, lower estimated default rates and continued portfolio run-off.

Provision

BancShares recorded $25.7 million net provision expense for loan and lease losses during 2017, compared to net provision expense of $32.9 million for 2016 and $20.7 million for 2015. The decrease in provision expense in 2017 was primarily due to favorable experience in certain loan loss factors, offset by loan growth.

Provision expense on non-PCI loans and leases was $29.1 million during 2017, compared to $34.9 million and $22.9 million in 2016 and 2015, respectively. The decrease in provision expense in 2017 primarily resulted from lower reserves on impaired loans and sustained low loan loss rates. Net charge-offs on non-PCI loans and leases were $22.3 million, $19.7 million, and $15.9 million for 2017, 2016, and 2015, respectively. On an annualized basis, net charge-offs of non-PCI loans and leases represented 0.10 percent of average non-PCI loans and leases during 2017, compared to 0.10 percent during 2016 and 0.09 percent during 2015.

The net provision credit for commercial construction and land development non-PCI loans was $4.3 million for the year ended December 31, 2017, compared to net provision expense of $12.9 million for the same period of 2016. The decrease in provision expense was primarily the result of updating loan loss factors for this portfolio given a decrease in loss experience. This follows an increase in provision expense when comparing 2016 to 2015, primarily the result of updating of loan loss factors for an increase in loss experience.

Commercial mortgage non-PCI loans had a net provision credit of $5.7 million in 2017, compared to $21.9 million in 2016. The net provision credit in both years was primarily the result of improvements in credit risk ratings and lower loan defaults.

The provision expense for commercial and industrial non-PCI loans was $10.7 million for the year ended December 31, 2017 compared to $14.6 million for the year ended December 31, 2016. The decrease was primarily the result of updating loan loss factors for this portfolio given a decrease in loss experience as well as lower loan growth within this portfolio as compared to the prior year. Provision expense also decreased when comparing 2016 to 2015 primarily due to lower loan growth.

The provision expense for residential mortgage non-PCI loans was $2.1 million in 2017, compared to $801 thousand in 2016. The increase in provision expense was primarily due to higher loan growth within this portfolio compared to the previous year. This follows a decrease in provision expense for 2016 compared to 2015 as a result of updating loan loss factors primarily related to delinquency trends.

The provision expense for revolving mortgage non-PCI loans was $2.5 million in 2017, compared to $7.4 million in 2016. The decrease in provision expense was primarily the result of updating loan loss factors for a decrease in loss experience. Provision expense for revolving mortgage non-PCI loans increased in 2016 compared to 2015 as a result of updating loan loss factors for this portfolio primarily related to an increase in loss experience as well as loan growth within this portfolio compared to the prior year.

The provision expense for consumer non-PCI loans was $17.1 million in 2017, compared to $18.6 million in 2016. The decrease in provision expense in resulted from lower loan growth within this portfolio compared to the prior year and updating loan loss factors primarily related to loan defaults. This follows an increase in provision expense for 2016 compared to 2015 as a result of updating loan loss factors for this portfolio primarily related to delinquency trends.

The PCI loan portfolio net provision credit was $3.4 million during the year ended December 31, 2017, compared to net provision credits of $1.9 million and $2.3 million during the same periods of 2016 and 2015, respectively. The higher net provision credit was attributable to improved projected cash flows and improved default rates. Net charge-offs on PCI loans were $296 thousand during 2017, compared to $614 thousand and $3.0 million for the same periods of 2016 and 2015, respectively. Net charge-offs of PCI loans represented 0.04 percent, 0.07 percent, and 0.27 percent of average PCI loans for 2017, 2016, and 2015, respectively.

Management considers the ALLL adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2017, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review the ALLL as part of their exam process which could result in adjustments to the ALLL based on information available to them at the time of their examination. See "Critical Accounting Policies" and Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for the ALLL.

Table 14 provides details of the ALLL and provision components by loan class for the past five years.

Table 14
ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan and lease losses at beginning of period	$218,795	$206,216	$204,466	$233,394	$319,018
Reclassification (1)	—	—	—	—	7,368
Non-PCI provision for loan and lease losses	29,139	34,870	22,937	15,260	19,289
PCI provision for loan losses	(3,447)	(1,929)	(2,273)	(14,620)	(51,544)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(599)	(680)	(1,012)	(316)	(4,685)
Commercial mortgage	(421)	(987)	(1,498)	(1,147)	(3,904)
Other commercial real estate	(5)	—	(178)	—	(312)
Commercial and industrial	(10,926)	(9,013)	(5,952)	(3,014)	(4,785)
Lease financing	(995)	(442)	(402)	(100)	(272)
Other	(912)	(144)	—	(13)	(6)
Total commercial loans	(13,858)	(11,266)	(9,042)	(4,590)	(13,964)
Noncommercial:
Residential mortgage	(1,376)	(926)	(1,619)	(1,260)	(2,387)
Revolving mortgage	(2,368)	(3,287)	(2,925)	(4,744)	(6,064)
Construction and land development	—	—	(22)	(118)	(392)
Consumer	(18,784)	(14,108)	(11,696)	(9,787)	(10,311)
Total noncommercial loans	(22,528)	(18,321)	(16,262)	(15,909)	(19,154)
Total non-PCI charge-offs	(36,386)	(29,587)	(25,304)	(20,499)	(33,118)
Non-PCI Recoveries:
Commercial:
Construction and land development	521	398	566	207	1,039
Commercial mortgage	2,842	1,281	2,027	2,825	996
Other commercial real estate	27	176	45	124	109
Commercial and industrial	3,740	1,539	909	938	1,213
Lease financing	249	190	38	110	107
Other	285	539	91	—	1
Total commercial loans	7,664	4,123	3,676	4,204	3,465
Noncommercial:
Residential mortgage	539	467	861	191	559
Revolving mortgage	1,282	916	1,173	854	660
Construction and land development	—	66	74	84	209
Consumer	4,603	4,267	3,650	2,869	2,396
Total noncommercial loans	6,424	5,716	5,758	3,998	3,824
Total non-PCI recoveries	14,088	9,839	9,434	8,202	7,289
Non-PCI loans and leases charged-off, net	(22,298)	(19,748)	(15,870)	(12,297)	(25,829)
PCI loans charged-off, net	(296)	(614)	(3,044)	(17,271)	(34,908)
Allowance for loan and lease losses at end of period	$221,893	$218,795	$206,216	$204,466	$233,394
Reserve for unfunded commitments (1)	$1,032	$1,133	$379	$333	$357
(1) During 2013, BancShares modified the ALLL model and the methodology for estimating losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

Table 15 provides trends of the ALLL ratios for the past five years.

Table 15
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

(Dollars in thousands)	2017	2016	2015	2014	2013
Average loans and leases:
PCI	$845,030	$898,706	$1,112,286	$1,195,238	$1,403,341
Non-PCI	21,880,635	19,998,689	18,415,867	13,624,888	11,760,402
Loans and leases at period end:
PCI	762,998	809,169	950,516	1,186,498	1,029,426
Non-PCI	22,833,827	20,928,709	19,289,474	17,582,967	12,104,298
Allowance for loan and lease losses allocated to loans and leases:
PCI	$10,026	$13,769	$16,312	$21,629	$53,520
Non-PCI	211,867	205,026	189,904	182,837	179,874
Total	$221,893	$218,795	$206,216	$204,466	$233,394

Net charge-offs to average loans and leases:
PCI	0.04%	0.07%	0.27%	1.44%	2.49%
Non-PCI	0.10	0.10	0.09	0.09	0.22
Total	0.10	0.10	0.10	0.20	0.46
Allowance for loan and lease losses to total loans and leases:
PCI	1.31	1.70	1.72	1.82	5.20
Non-PCI	0.93	0.98	0.98	1.04	1.49
Total	0.94	1.01	1.02	1.09	1.78

Table 16 details the allocation of the ALLL among the various loan types. See Note E in the Notes to Consolidated Financial Statements for additional disclosures regarding the ALLL.

Table 16
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2017		2016		2015		2014		2013
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Allowance for loan and lease losses allocated to:
Non-PCI loans and leases
Commercial:
Construction and land development - commercial	$24,470	2.8%	$28,877	3.0%	$16,288	3.1%	$11,961	2.9%	$10,335	2.4%
Commercial mortgage	45,005	41.2	48,278	41.4	69,896	40.8	85,189	40.3	100,257	48.5
Other commercial real estate	4,571	2.0	3,269	1.6	2,168	1.6	732	1.3	1,009	1.4
Commercial and industrial	53,697	11.6	50,225	11.8	43,116	11.7	30,727	10.6	22,362	8.2
Lease financing	6,127	3.8	5,907	3.8	5,524	3.6	4,286	3.0	4,749	2.9
Other	4,689	1.3	3,127	1.6	1,855	1.6	3,184	1.9	190	1.3
Total commercial	138,559	62.7	139,683	63.2	138,847	62.4	136,079	60.0	138,902	64.7
Noncommercial:
Residential mortgage	15,706	15.0	12,366	13.3	14,105	13.3	10,661	13.4	10,511	7.5
Revolving mortgage	22,436	11.4	23,094	12.0	15,971	12.5	18,650	13.7	16,239	16.1
Construction and land development - noncommercial	3,962	1.1	1,596	1.1	1,485	1.1	892	0.6	681	1.0
Consumer	31,204	6.6	28,287	6.7	19,496	6.0	16,555	6.0	13,541	2.9
Total noncommercial	73,308	34.1	65,343	33.1	51,057	32.9	46,758	33.7	40,972	27.5
Total allowance for non-PCI loan and lease losses	211,867	96.8	205,026	96.3	189,904	95.3	182,837	93.7	179,874	92.2
PCI loans	10,026	3.2	13,769	3.7	16,312	4.7	21,629	6.3	53,520	7.8
Total allowance for loan and lease losses	$221,893	100.0%	$218,795	100.0%	$206,216	100.0%	$204,466	100.0%	$233,394	100.0%

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans and leases and OREO resulting from both non-PCI and PCI loans. The accrual of interest on non-PCI loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Non-PCI loans and leases are generally removed from nonaccrual status when they become current for some sustained period of time as to both principal and interest and concern no longer exists as to the collectability of principal and interest. Accretion of income for PCI loans is discontinued when we are unable to estimate the amount or timing of cash flows. PCI loans may begin or resume accretion of income when information becomes available that allows us to estimate the amount and timing of future cash flows. In addition, impaired, accruing non-PCI loans less than 90 days past due that have not been restructured are closely monitored by management. There were none to report at December 31, 2017, compared to $652 thousand at December 31, 2016.

Table 17 provides details on nonperforming assets and other risk elements.

Table 17
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2017	2016	2015	2014	2013
Nonaccrual loans and leases:
Non-PCI	$92,534	$82,307	$95,854	$44,005	$53,170
PCI	624	3,451	7,579	33,422	28,493
Other real estate	51,097	61,231	65,559	93,436	83,979
Total nonperforming assets	$144,255	$146,989	$168,992	$170,863	$165,642

Nonaccrual loans and leases:
Covered under shared-loss agreements	$95	$93	$2,992	$27,020	$28,493
Not covered under shared-loss agreements	93,063	85,665	100,441	50,407	53,170
Other real estate owned:
Covered	271	472	6,817	22,982	47,081
Noncovered	50,826	60,759	58,742	70,454	36,898
Total nonperforming assets	$144,255	$146,989	$168,992	$170,863	$165,642

Loans and leases at December 31:
Covered	$67,757	$84,821	$272,554	$485,308	$1,029,426
Noncovered	23,529,068	21,653,057	19,967,436	18,284,157	12,104,298

Accruing loans and leases 90 days or more past due
Non-PCI	2,978	2,718	3,315	11,250	8,784
PCI	58,740	65,523	73,751	104,430	193,892
Interest income recognized on nonperforming loans and leases	1,527	1,873	3,204	1,364	2,062
Interest income that would have been earned on nonperforming loans and leases had they been performing	6,237	7,304	9,628	6,600	18,430
Ratio of nonperforming assets to total loans, leases, and other real estate owned:
Covered	0.54%	0.66%	3.51%	9.84%	7.02%
Noncovered	0.61	0.67	0.79	0.66	0.74
Total	0.61	0.67	0.83	0.91	1.25

At December 31, 2017, BancShares’ nonperforming assets, including nonaccrual loans and OREO, were $144.3 million, or 0.61 percent, of total loans and leases plus OREO, compared to $147.0 million, or 0.67 percent, at December 31, 2016 and $169.0 million, or 0.83 percent, at December 31, 2015.

For the year, nonperforming assets decreased by $2.7 million, or 1.9 percent, compared to December 31, 2016. The decline in nonperforming assets from December 31, 2016 results from a $10.1 million decline in OREO balances due to problem asset resolutions, offset by a $7.4 million increase in nonaccrual loans and leases, primarily in residential and revolving mortgage loans.
Nonperforming assets decreased by $22.0 million, or 13.02 percent, between December 31, 2016 and December 31, 2015 due to declines in nonaccrual loans and leases and OREO balances due to problem asset resolutions.

Of the $144.3 million in nonperforming assets at December 31, 2017, $366 thousand related to loans and OREO covered by shared-loss agreements, compared to $565 thousand at December 31, 2016 and $9.8 million at December 31, 2015. Covered nonperforming assets continue to decline due to the expiration and termination of FDIC shared-loss agreements and loan resolutions.

OREO includes foreclosed property and branch facilities that we have closed but not sold. Once acquired, net book values of OREO are reviewed at least annually to evaluate if write-downs are required. Real estate appraisals are reviewed by the appraisal review department to ensure the quality of the appraised value in the report. The level of review is dependent on the value and type of the collateral, with higher value and more complex properties receiving a more detailed review. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. Since OREO is carried at the lower of cost or market less estimated selling costs, only when fair values have declined are adjustments recorded. Decisions regarding write-downs are based on factors that include appraisals, previous offers received on the property, market conditions and the number of days the property has been on the market.

TROUBLED DEBT RESTRUCTURINGS

We have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing financial difficulties or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases. TDRs which are accruing at the time of restructure and continue to perform based on the restructured terms are considered performing. See Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for TDRs.
Total PCI and non-PCI loans classified as TDRs as of December 31, 2017 were $164.6 million, compared to $150.9 million at December 31, 2016, and $144.8 million at December 31, 2015. At December 31, 2017, accruing non-PCI TDRs were $112.2 million, an increase of $10.7 million from $101.5 million at December 31, 2016, primarily due to an increase in revolving mortgage loan modifications. At December 31, 2017, nonaccruing non-PCI TDRs were $33.9 million, an increase of $10.8 million from $23.1 million at December 31, 2016, primarily related to an increase in residential and revolving mortgage loan modifications. The increase in residential mortgage loans modifications is primarily related to non-payment on nonconforming loans. Revolving mortgage loan modifications increased as customers entered the repayment phase of the note or the line of credit matured and the customer needed adjustments to make payments manageable. PCI TDRs continue to decline as a result of loan pay downs and pay offs.
Between December 31, 2016 and December 31, 2015, accruing TDRs increased $14.2 million, primarily related to an increase in commercial and residential mortgage loan modifications, and nonaccruing TDRs decreased $8.2 million, primarily due to payoffs in the commercial loan portfolio.
Table 18 provides further details on performing and nonperforming TDRs for the last five years.

Table 18
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2017	2016	2015	2014	2013
Accruing TDRs:
PCI	$18,163	$26,068	$29,231	$44,647	$90,829
Non-PCI	112,228	101,462	84,065	91,316	85,126
Total accruing TDRs	$130,391	$127,530	$113,296	$135,963	$175,955
Nonaccruing TDRs:
PCI	$272	$301	$1,420	$2,225	$11,479
Non-PCI	33,898	23,085	30,127	13,291	19,322
Total nonaccruing TDRs	$34,170	$23,386	$31,547	$15,516	$30,801
All TDRs:
PCI	$18,435	$26,369	$30,651	$46,872	$102,308
Non-PCI	146,126	124,547	114,192	104,607	104,448
Total TDRs	$164,561	$150,916	$144,843	$151,479	$206,756

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.59 billion at December 31, 2017, an increase of $125.7 million from December 31, 2016, primarily resulting from additional FHLB borrowings of $175.0 million during 2017. This increase was offset by a FHLB borrowing maturity of $10.0 million, lower customer repurchase agreements of $34.6 million, a redemption of $5.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/SC Capital Trust II and a $1.9 million decrease in interest-bearing deposit accounts. Average interest-bearing liabilities increased $418.0 million, or by 2.2 percent, from 2016 to 2017, due to organic growth in interest-bearing checking and savings deposits and incremental FHLB borrowings of $175.0 million during 2017.

Deposits

At December 31, 2017, total deposits were $29.27 billion, an increase of $1.10 billion, or 3.9 percent, since December 31, 2016 and an increase of $1.23 billion, or 4.6 percent, between December 31, 2016 and December 31, 2015. The increase for both periods was due to organic growth in demand deposit accounts, checking with interest and savings accounts, offset by run-off in time deposits and lower money market account balances. Demand deposits increased by $1.11 billion during 2017, following an increase of $856.1 million during 2016. Time deposits decreased by $419.0 million during 2017, following a decrease of $278.1 million in 2016. Additionally, deposit balances from the Guaranty acquisition of $541.3 million contributed to the increase during 2017.

Table 19 provides deposit balances as of December 31, 2017, December 31, 2016 and December 31, 2015.

Table 19
DEPOSITS

	December 31
(Dollars in thousands)	2017	2016	2015
Demand	$11,237,375	$10,130,549	$9,274,470
Checking with interest	5,230,060	4,919,727	4,445,353
Money market	8,059,271	8,193,392	8,205,705
Savings	2,340,449	2,099,579	1,909,021
Time	2,399,120	2,818,096	3,096,206
Total deposits	$29,266,275	$28,161,343	$26,930,755

Due to our focus on maintaining a strong liquidity position, core deposit retention remains a key business objective. We believe that traditional bank deposit products remain an attractive option for many customers but, as economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth is significantly dependent on our success at retaining existing deposits and generating new deposits at a reasonable cost.

Table 20
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in thousands)	December 31, 2017
Time deposits maturing in:
Three months or less	$340,461
Over three months through six months	117,236
Over six months through 12 months	174,155
More than 12 months	289,965
Total	$921,817
Short-term Borrowings
At December 31, 2017, short-term borrowings were $693.8 million compared to $603.5 million at December 31, 2016. The increase was due to reclassifications of $90.0 million in FHLB borrowings, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million from long-term obligations, offset by a FHLB borrowing maturity of $10.0 million and lower customer repurchase agreement balances. Table 21 provides information on short-term borrowings.

Table 21
SHORT-TERM BORROWINGS

	2017		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Master notes
At December 31	$—	—%	$—	—%	$—	—%
Average during year	—	—	—	—	133,001	0.35
Maximum month-end balance during year	—		—		417,924
Repurchase agreements
At December 31	586,171	0.30	590,772	0.31	592,182	0.28
Average during year	649,252	0.34	721,933	0.26	606,357	0.24
Maximum month-end balance during year	725,711		779,613		747,206
Federal funds purchased
At December 31	2,551	0.12	2,551	0.12	2,551	0.12
Average during year	2,551	0.12	2,556	0.12	2,551	0.12
Maximum month-end balance during year	2,551		2,551		2,551
Notes payable to Federal Home Loan Banks
At December 31	90,000	2.95 - 3.57	10,000	4.74	—	—
Average during year	70,115	3.17	4,898	2.14	22,192	2.61
Maximum month-end balance during year	90,000		10,000		80,000
Subordinated notes payable
At December 31	15,000	8.00	—	—	—	—
Average during year	5,014	8.00	—	—	70,193	2.34
Maximum month-end balance during year	15,000		—		200,000
Unamortized purchase accounting adjustments
At December 31	85	—	164	—	—	—
Average during year	41	—	82	—	—	—
Maximum month-end balance during year	140		257		—

Long-term obligations
Long-term obligations were $870.2 million at December 31, 2017, an increase of $37.3 million from December 31, 2016, due to additional FHLB borrowings of $175.0 million during 2017. This increase was partially offset by FHLB borrowings of $90.0 million, subordinated notes payable of $15.0 million and a repurchase agreement of $30.0 million with maturities less than one year being reclassified from long-term obligations, as well as a redemption of $5.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/SC Capital Trust II.
At December 31, 2017 and December 31, 2016, long-term obligations included $120.1 million and $125.3 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $116.5 million and $121.5 million, on each of those dates, of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
On January 17, 2018, BancShares prepaid four FHLB advances totaling $325.0 million resulting in a net gain of $13.6 million. On February 7, 2018, BancShares acquired $2.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/NC Capital Trust III. BancShares paid approximately $1.8 million, plus unpaid accrued distributions on the securities for the current distribution period. On February 9, 2018, BancShares prepaid four additional FHLB advances totaling $350.0 million resulting in a net gain of $12.1 million.

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

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines. In the aggregate, these items represented a net decrease in shareholders' equity of $122.3 million at December 31, 2017, compared to a net reduction of $135.2 million at December 31, 2016. The $12.9 million increase in AOCI from December 31, 2016 primarily reflects a decrease in unrealized losses on investment securities available for sale as a result of higher market interest rates and higher market prices on our equity securities.

During 2017, our Board authorized the purchase of up to 800,000 shares of Class A common stock. The shares may be purchased from time to time at management's discretion from November 1, 2017 through October 31, 2018. It does not obligate BancShares to purchase any particular amount of shares and purchases may be suspended or discontinued at any time. The Board's action replaced existing authority to purchase up to 200,000 shares in effect during the twelve months preceding November 1, 2017. As of December 31, 2017, no purchases had occurred pursuant to either authorization.

Table 22 provides information on capital adequacy for BancShares as of December 31, 2017, 2016 and 2015.

Table 22
ANALYSIS OF CAPITAL ADEQUACY

(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	Regulatory minimum (1)	Well-capitalized requirement (1)
Tier 1 risk-based capital	$3,287,364	$2,995,557	$2,831,242
Tier 2 risk-based capital	339,425	344,429	308,970
Total risk-based capital	$3,626,789	$3,339,986	$3,140,212
Common equity Tier 1 capital	$3,287,364	$2,995,557	$2,799,163
Risk-adjusted assets	25,528,286	24,113,117	22,376,034
Risk-based capital ratios
Tier 1 risk-based capital	12.88%	12.42%	12.65%	6.00%	8.00%
Common equity Tier 1	12.88	12.42	12.51	4.50	6.50
Total risk-based capital	14.21	13.85	14.03	8.00	10.00
Tier 1 leverage ratio	9.47	9.05	8.96	4.00	5.00
Capital conservation buffer (2)	6.21	5.85	N/A	1.25	N/A
(1) Regulatory minimum and well-capitalized requirements are based on 2016 Basel III regulatory capital guidelines.
(2) The capital conservation buffer, which only applies to minimum risk-based capital requirements, became effective under Basel III guidelines January 1, 2016; therefore, this data is not applicable for periods prior to January 1, 2016.

As aligned with expectations and incorporated in our capital planning process, BancShares remained well-capitalized under Basel III capital requirements with a leverage capital ratio of 9.47 percent, Tier 1 risk-based capital ratio of 12.88 percent, common equity Tier 1 ratio of 12.88 percent and total risk-based capital ratio of 14.21 percent at December 31, 2017. BancShares had a capital conservation buffer above minimum risk-based capital requirements of 6.21 percent at December 31, 2017. The buffer exceeded the 1.25 percent requirement and, therefore, results in no limit on distributions.

BancShares had no trust preferred capital securities included in Tier 1 capital at December 31, 2017 or December 31, 2016, compared to $32.1 million at December 31, 2015. Effective January 1, 2015, 75 percent of our trust preferred capital securities were excluded from Tier 1 capital, and the remaining 25 percent were phased out on January 1, 2016 under Basel III requirements. At December 31, 2017 and December 31, 2016, BancShares had $116.5 million and $121.5 million, respectively, of trust preferred capital securities that were excluded from Tier 1 capital as a result of Basel III implementation. Trust preferred capital securities continue to be a component of total risk-based capital.

At December 31, 2017 and December 31, 2016, Tier 2 capital of BancShares included $0 and $3.0 million, respectively, of qualifying subordinated debt acquired in the Bancorporation merger with a scheduled maturity date of June 1, 2018. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures. Once the debt is within one year of its scheduled maturity date, no amount of the debt is allowed to be included in Tier 2 capital.

RISK MANAGEMENT

Risk is inherent in any business. Senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all company associates.  The Board of Directors strives to ensure that risk management is part of the business culture and that policies and procedures for identifying, assessing, measuring, monitoring, and managing risk are part of the decision-making process. The Board of Director’s role in risk oversight is an integral part of our overall Enterprise Risk Management Framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.
The Board Risk Committee structure is designed to allow for information flow and timely escalation of risk related issues. The Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, strategic, legal, and reputational risks; review, approve and monitor adherence to the risk appetite and supporting risk tolerance levels; and evaluate, monitor and oversee the adequacy and effectiveness of the Enterprise Risk Management Framework. The Board Risk Committee also reviews reports of examination by and communications from regulatory agencies; the results of internal and third party testing, analyses and reviews, related to risks; risk management; and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee reviews and monitors management's response to certain risk related regulatory or audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks, information security and other areas of joint responsibility.
In combination with other risk management and monitoring practices, the results of enterprise wide stress testing activities are considered a key part of our risk management program. One key component of enterprise wide stress testing includes stress tests as mandated in the Dodd-Frank Act. The Dodd-Frank Act requires that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests are available to the public.
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases, other than acquired loans, are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCI or non-PCI, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both acquired and originated loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL that accounts for losses that are inherent in the loan and lease portfolio.
We maintain a well-diversified loan and lease portfolio and seek to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk, such as our concentrations of real estate secured loans, revolving mortgage loans and medical-and dental-related loans.
We have historically carried a significant concentration of real estate secured loans but actively mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2017, loans secured by real estate were $18.10 billion, or 76.7 percent, of total loans and leases compared to $16.54 billion, or 76.1 percent, of total loans and leases at December 31, 2016, and $15.59 billion, or 77.0 percent, at December 31, 2015.

Table 23
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2017
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	39.9%
South Carolina	16.1
California	9.5
Virginia	7.6
Georgia	5.9
Florida	3.7
Washington	2.9
Texas	2.6
Tennessee	1.7
All other locations	10.1
Among real estate secured loans, our revolving mortgage loans (also known as Home Equity Lines of Credit or HELOCs) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate were $2.77 billion, or 11.7 percent, of total loans at December 31, 2017, compared to $2.64 billion, or 12.1 percent, at December 31, 2016, and $2.58 billion, or 12.7 percent, at December 31, 2015.
Except for loans acquired through mergers and acquisitions, we have not purchased revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 78.9 percent of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 35.3 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 64.7 percent are secured by junior liens.
We actively monitor the portion of our HELOC loans that are in the interest-only period and when they will mature. Approximately 83.6 percent of outstanding balances at December 31, 2017, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5 percent of the outstanding balance or $100. When HELOC loans switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. As of December 31, 2017, approximately 5 percent of the HELOC portfolio is due to mature by the end of 2019 with remaining loan maturities spread similarly over future years thereafter. In the normal course of business, the bank will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.
Loans and leases to borrowers in medical, dental or related fields were $4.86 billion as of December 31, 2017, which represents 20.6 percent of total loans and leases, compared to $4.66 billion or 21.5 percent of total loans and leases at December 31, 2016, and $4.28 billion or 21.2 percent of total loans and leases at December 31, 2015. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2017.
Interest rate risk management
Interest rate risk (IRR) results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts, and from short-term and long-term interest rates changing in different magnitudes.

We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Despite the current increase in market interest rates, the overall rate on interest-bearing deposits remains at cycle lows and as such, it is unlikely that the rates on most interest-bearing deposits can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration from low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates. Table 24 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of December 31, 2017 and 2016.

Table 24
NET INTEREST INCOME SENSITIVITY SIMULATION ANAYLYSIS

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	December 31, 2017	December 31, 2016
-100	(12.25)%	(11.21)%
+100	3.66	4.12
+200	4.61	5.06
+300	2.43	2.08

Net interest income sensitivity metrics at December 31, 2017 compared to December 31, 2016 remained relatively stable with the slight decline in the -100 bps, +100 bps and +200 bps scenarios primarily driven by growth in the fixed rate loan portfolio. FCB assumes that a portion of low cost non-maturity deposits will be replaced with higher cost time deposits in rising rate shock scenarios and at +300 bps net interest income could modestly increase as a the rise in asset yields is enough to offset the higher deposit expenses.

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Table 25 presents the EVE profile as of December 31, 2017 and 2016.

Table 25
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	December 31, 2017	December 31, 2016
-100	(15.44)%	(15.72)%
+100	3.38	3.10
+200	1.06	0.85
+300	(5.52)	(5.44)

The economic value of equity metrics at December 31, 2017 compared to December 31, 2016 remained relatively stable with the minor improvement in the -100 bps, +100 bps and +200 bps scenarios primarily due to the growth in demand deposit account balances. However, given the extended period of historically low market rates and FCB's balance sheet risk management, the economic value of equity could be negatively impacted if rates suddenly increase at least +300 bps where FCB expects that some of the non-maturity deposit balances will be replace with higher cost time deposits. This will reduce the economic value of equity as the duration of FCB's deposit book shortens.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk.

Table 26 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

Table 26
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2017, maturing
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans and leases:
Secured by real estate	$1,239,684	$5,668,584	$11,189,753	$18,098,021
Commercial and industrial	801,116	1,048,933	886,732	2,736,781
Other	516,070	1,413,293	832,660	2,762,023
Total loans and leases	$2,556,870	$8,130,810	$12,909,145	$23,596,825
Loans maturing after one year with:
Fixed interest rates		$6,731,497	$8,252,103	$14,983,600
Floating or adjustable rates		1,399,313	4,657,042	6,056,355
Total		$8,130,810	$12,909,145	$21,039,955

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other correspondent bank accounts and unencumbered securities, which totaled $3.70 billion at December 31, 2017, compared to $3.88 billion at December 31, 2016. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $835.2 million as of December 31, 2017, and we had sufficient collateral pledged to secure $5.24 billion of additional borrowings. Also, at December 31, 2017, $2.77 billion in noncovered loans with a lendable collateral value of $2.08 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other borrowing facilities which had $665.0 million of available capacity at December 31, 2017.

We entered into forward-starting advances with the FHLB of Atlanta in June 2016 to receive $200.0 million of fixed rate long-term funding. There were two advances of $100.0 million each scheduled to fund in June 2018, but both advances were terminated in December 2017. BancShares received cash of $12.5 million associated with the early termination and recorded this as a gain in other noninterest income in the Consolidated Statements of Income.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 27 identifies significant obligations and commitments as of December 31, 2017 representing required and potential cash outflows. See Note T for additional information regarding total commitments.

Table 27
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$1,684,017	$580,368	$134,732	$3	$2,399,120
Short-term borrowings	693,807	—	—	—	693,807
Long-term obligations	1,298	2,724	147,672	718,546	870,240
Operating leases	25,797	31,529	19,961	45,138	122,425
Estimated payment to FDIC due to claw-back provisions under shared-loss agreements	—	88,019	13,323	—	101,342
Total contractual obligations	$2,404,919	$702,640	$315,688	$763,687	$4,186,934
Commitments:
Loan commitments	$5,268,707	$877,249	$649,854	$2,833,555	$9,629,365
Standby letters of credit	68,150	12,809	571	—	81,530
Affordable housing partnerships	34,297	22,928	3,797	797	61,819
Total commitments	$5,371,154	$912,986	$654,222	$2,834,352	$9,772,714
FOURTH QUARTER ANALYSIS
For the quarter ended December 31, 2017, BancShares reported consolidated net income of $54.4 million, compared to $52.7 million for the corresponding period of 2016. Per share income was $4.53 for the fourth quarter of 2017 and $4.39 for the same period a year ago.
Income tax expense totaled $68.7 million in the fourth quarter of 2017, up from $28.4 million in the fourth quarter of 2016, representing effective tax rates of 55.8 percent and 35.0 percent during the respective periods. The increase in income tax expense was due to higher pre-tax earnings during the fourth quarter and the increase in the effective tax rate was primarily due to the impact of the Tax Act, which was enacted on December 22, 2017. Earnings in the fourth quarter of 2017 included income tax expense of $25.8 million due primarily to the re-measurement of deferred taxes as a result of the Tax Act reducing the federal tax rate to 21 percent effective January 1, 2018.
Net interest income increased $30.9 million, or by 12.6 percent, to $274.8 million over the fourth quarter of 2016. The increase was primarily due to higher non-PCI loan interest income of $21.0 million as a result of originated loan growth and the contribution from the Guaranty acquisition, a $5.7 million improvement in interest income earned on investments and a $3.7 million increase in interest income earned on excess cash held in overnight investments. Interest income earned on overnight investments was positively impacted by three 25 basis point increases in the federal funds rate since the fourth quarter of 2016. These favorable impacts were offset by an increase in interest expense of $324 thousand primarily related to higher rates paid on short-term borrowings.
The taxable-equivalent net interest margin for the fourth quarter of 2017 was 3.34 percent, an increase of 20 basis points from the same quarter in the prior year. The margin improvement was primarily due to improved loan and investment yields and higher loan balances.
BancShares recorded a net provision credit of $2.8 million for loan and lease losses during the fourth quarter of 2017, compared to a net provision expense of $16.0 million for the fourth quarter of 2016. The net provision credit in the current quarter was primarily due to favorable experience in certain loan loss factors.
Noninterest income was $140.2 million for the fourth quarter of 2017, an increase of $15.5 million from the same period of 2016. The increase was primarily driven by a gain of $12.5 million related to the early termination of two forward-starting FHLB advances. Noninterest income also benefited from higher merchant and cardholder income of $6.0 million resulting from higher sales volume, a $4.8 million increase in service charges on deposit accounts, primarily related to the Guaranty acquisition, and a $3.2 million increase in wealth management fees. These increases were partially offset by lower securities gains of $9.5 million and a decrease of $3.9 million in mortgage income, primarily due to mortgage servicing rights valuation adjustments in the fourth quarter of 2016.

Noninterest expense was $294.6 million for the fourth quarter of 2017, an increase of $23.1 million from the same quarter last year, due to a $16.1 million increase in personnel expenses, primarily due to higher wages from the Guaranty and HCB acquisitions, annual merit increases and higher benefit costs. Noninterest expense also increased due to growth in cardholder and merchant processing expense of $3.0 million resulting from higher sales volume and an increase of $2.4 million and $1.4 million in consultant services and processing fees paid to third parties, respectively.
Table 28 provides quarterly information for each of the quarters in 2017 and 2016. Table 29 analyzes the components of changes in net interest income between the fourth quarter of 2017 and 2016.

Table 28
SELECTED QUARTERLY DATA

	2017				2016
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$285,958	$284,333	$272,542	$260,857	$254,782	$246,494	$243,369	$243,112
Interest expense	11,189	11,158	10,933	10,514	10,865	10,645	11,180	10,392
Net interest income	274,769	273,175	261,609	250,343	243,917	235,849	232,189	232,720
Provision (credit) for loan and lease losses	(2,809)	7,946	12,324	8,231	16,029	7,507	4,562	4,843
Net interest income after provision for loan and lease losses	277,578	265,229	249,285	242,112	227,888	228,342	227,627	227,877
Gain on acquisitions	—	—	122,728	12,017	—	837	3,290	1,704
Noninterest income	140,150	125,387	125,472	115,275	124,698	117,004	136,960	103,578
Noninterest expense	294,617	286,967	285,606	264,345	271,531	267,233	258,303	251,671
Income before income taxes	123,111	103,649	211,879	105,059	81,055	78,950	109,574	81,488
Income taxes	68,704	36,585	77,219	37,438	28,365	27,546	40,258	29,416
Net income	$54,407	$67,064	$134,660	$67,621	$52,690	$51,404	$69,316	$52,072
Net interest income, taxable equivalent	$276,002	$274,272	$262,549	$251,593	$245,330	$237,146	$233,496	$234,187
PER SHARE DATA
Net income	$4.53	$5.58	$11.21	$5.63	$4.39	$4.28	$5.77	$4.34
Cash dividends	0.35	0.30	0.30	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	403.00	373.89	372.70	335.37	355.00	293.89	258.91	251.07
Book value at period end	277.60	275.91	269.75	258.17	250.82	256.76	252.76	246.55
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$34,864,720	$34,590,503	$34,243,527	$33,494,500	$33,223,995	$32,655,417	$32,161,905	$31,705,658
Investment securities	7,044,534	6,906,345	7,112,267	7,084,986	6,716,873	6,452,532	6,786,463	6,510,248
Loans and leases (1)	23,360,235	22,997,195	22,575,323	21,951,444	21,548,313	21,026,510	20,657,094	20,349,091
Interest-earning assets	32,874,233	32,555,597	32,104,717	31,298,970	31,078,428	30,446,592	29,976,629	29,558,629
Deposits	29,525,843	29,319,384	29,087,852	28,531,166	28,231,477	27,609,418	27,212,814	26,998,026
Long-term obligations	866,198	887,948	799,319	816,953	835,509	842,715	817,750	750,446
Interest-bearing liabilities	19,425,404	19,484,663	19,729,956	19,669,075	19,357,282	19,114,740	19,092,287	19,067,251
Shareholders’ equity	$3,329,562	$3,284,044	$3,159,004	$3,061,099	$3,056,426	$3,058,155	$2,989,097	$2,920,611
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$34,527,512	$34,584,154	$34,769,850	$34,018,405	$32,990,836	$32,971,910	$32,230,403	$32,195,657
Investment securities	7,180,256	6,992,955	6,596,530	7,119,944	7,006,678	6,384,940	6,557,736	6,687,483
Loans and leases:
PCI	762,998	834,167	894,863	848,816	809,169	868,200	921,467	945,887
Non-PCI	22,833,827	22,314,906	21,976,602	21,057,633	20,928,709	20,428,780	19,821,104	19,471,802
Deposits	29,266,275	29,333,949	29,456,338	29,002,768	28,161,343	27,925,253	27,257,774	27,365,245
Long-term obligations	870,240	866,123	879,957	727,500	832,942	840,266	850,504	779,087
Shareholders’ equity	$3,334,064	$3,313,831	$3,239,851	$3,100,696	$3,012,427	$3,083,748	$3,035,704	$2,961,194
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.62%	0.77%	1.58%	0.82%	0.63%	0.63%	0.87%	0.66%
Rate of return on average shareholders’ equity (annualized)	6.48	8.10	17.10	8.96	6.86	6.69	9.33	7.17
Net yield on interest-earning assets (taxable equivalent)	3.34	3.35	3.28	3.25	3.14	3.10	3.13	3.18
Allowance for loan and lease losses to loans and leases:
PCI	1.31	1.55	1.51	1.29	1.70	1.34	1.25	1.45
Non-PCI	0.93	0.98	0.98	1.00	0.98	0.98	0.99	0.99
Total	0.94	1.00	1.00	1.01	1.01	1.01	1.00	1.01
Nonperforming assets to total loans and leases and other real estate at period end:
Covered	0.54	0.35	0.35	0.59	0.66	0.75	1.17	4.74
Noncovered	0.61	0.63	0.66	0.66	0.67	0.75	0.77	0.74
Total	0.61	0.63	0.65	0.66	0.67	0.75	0.77	0.80
Tier 1 risk-based capital ratio	12.88	12.95	12.69	12.57	12.42	12.50	12.63	12.58
Common equity Tier 1 ratio	12.88	12.95	12.69	12.57	12.42	12.50	12.63	12.58
Total risk-based capital ratio	14.21	14.34	14.07	13.99	13.85	13.96	14.10	14.09
Leverage capital ratio	9.47	9.43	9.33	9.15	9.05	9.07	9.09	9.00
Dividend payout ratio	7.73	5.38	2.68	5.33	6.83	7.01	5.20	6.91
Average loans and leases to average deposits	79.12	78.44	77.61	76.94	76.33	76.16	75.91	75.37
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Table 29
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2017			2016			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$23,360,235	$248,151	4.22%	$21,548,313	$226,651	4.19%	$19,503	$1,997	$21,500
Investment securities:
U. S. Treasury	1,627,968	4,784	1.17	1,593,610	3,328	0.83	81	1,375	1,456
Government agency	9,659	69	2.85	172,037	396	0.92	(765)	438	(327)
Mortgage-backed securities	5,233,293	25,351	1.94	4,802,198	20,937	1.74	1,944	2,470	4,414
Corporate bonds	63,911	991	6.20	54,255	772	5.69	144	75	219
Other	109,703	246	0.89	94,773	253	1.06	37	(44)	(7)
Total investment securities	7,044,534	31,441	1.78	6,716,873	25,686	1.53	1,441	4,314	5,755
Overnight investments	2,469,464	7,599	1.22	2,813,242	3,858	0.55	(743)	4,484	3,741
Total interest-earning assets	32,874,233	$287,191	3.47%	31,078,428	$256,195	3.28%	$20,201	$10,795	$30,996
Cash and due from banks	316,851			478,779
Premises and equipment	1,137,075			1,134,228
FDIC shared-loss receivable	5,104			5,584
Allowance for loan and lease losses	(232,653)			(214,463)
Other real estate owned	52,103			65,670
Other assets	712,007			675,769
Total assets	$34,864,720			$33,223,995

Liabilities
Interest-bearing deposits:
Checking with interest	$5,028,978	$262	0.02%	$4,696,279	$261	0.02%	$9	$(8)	$1
Savings	2,337,993	172	0.03	2,080,598	161	0.03	15	(4)	11
Money market accounts	8,047,691	1,732	0.09	8,113,686	1,619	0.08	(52)	165	113
Time deposits	2,421,749	1,623	0.27	2,892,143	2,411	0.33	(371)	(417)	(788)
Total interest-bearing deposits	17,836,411	3,789	0.08	17,782,706	4,452	0.10	(399)	(264)	(663)
Repurchase agreements	615,244	622	0.40	726,318	485	0.27	(88)	225	137
Other short-term borrowings	107,551	1,031	3.77	12,749	52	1.63	650	329	979
Long-term obligations	866,198	5,747	2.61	835,509	5,876	2.81	252	(381)	(129)
Total interest-bearing liabilities	19,425,404	$11,189	0.23%	19,357,282	$10,865	0.22%	$415	$(91)	$324
Demand deposits	11,689,432			10,448,771
Other liabilities	420,322			361,516
Shareholders' equity	3,329,562			3,056,426
Total liabilities and shareholders' equity	$34,864,720			$33,223,995
Interest rate spread			3.24%			3.06%
Net interest income and net yield
on interest-earning assets		$276,002	3.34%		$245,330	3.14%	$19,786	$10,886	$30,672
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $15.6 million and $12.1 million for the three months ended December 31, 2017 and 2016, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 3.1 percent and 3.1 percent for the three months ended December 31, 2017 and 2016, respectively. The taxable-equivalent adjustment was $1,233 and $1,413 for the three months ended December 31, 2017 and 2016, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

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

No changes in BancShares' internal control over financial reporting occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens BancShares, Inc. (BancShares) is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2017 has excluded Harvest Community Bank (HCB) acquired on January 13, 2017 and Guaranty Bank (Guaranty) acquired on May 5, 2017. HCB and Guaranty represented 0.27 percent and 2.04 percent of consolidated revenue (total interest income and total noninterest income, excluding any related gains on acquisition) for the year ended December 31, 2017, respectively, and 0.20 percent and 0.81 percent of consolidated total assets as of December 31, 2017, respectively.

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares' management believes that, as of December 31, 2017, BancShares' internal control over financial reporting is effective based on those criteria.

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

BancShares' independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 64.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Citizens BancShares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2017 and 2016 and for each of the years in the three-year period December 31, 2017, and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded Harvest Community Bank (HCB) acquired on January 13, 2017 and Guaranty Bank (Guaranty) acquired on May 5, 2017. We have also excluded HCB and Guaranty from the scope of our audit of internal control over financial reporting. HCB and Guaranty represent 0.27 percent and 2.04 percent of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisition) for the year ended December 31, 2017, respectively, and 0.20 percent and 0.81 percent of consolidated total assets as of December 31, 2017, respectively.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ Dixon Hughes Goodman LLP
We have served as the Company’s auditor since 2004.
Charlotte, North Carolina
February 21, 2018

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$336,150	$539,741
Overnight investments	1,387,927	1,872,594
Investment securities available for sale (cost of $7,229,014 at December 31, 2017 and $7,079,287 at December 31, 2016)	7,180,180	7,006,580
Investment securities held to maturity (fair value of $81 at December 31, 2017 and $104 at December 31, 2016)	76	98
Loans held for sale	51,179	74,401
Loans and leases	23,596,825	21,737,878
Allowance for loan and lease losses	(221,893)	(218,795)
Net loans and leases	23,374,932	21,519,083
Premises and equipment	1,138,431	1,133,044
Other real estate owned	51,097	61,231
Income earned not collected	95,249	79,839
FDIC shared-loss receivable	2,223	4,172
Goodwill	150,601	150,601
Other intangible assets	73,096	78,040
Other assets	686,371	471,412
Total assets	$34,527,512	$32,990,836
Liabilities
Deposits:
Noninterest-bearing	$11,237,375	$10,130,549
Interest-bearing	18,028,900	18,030,794
Total deposits	29,266,275	28,161,343
Short-term borrowings	693,807	603,487
Long-term obligations	870,240	832,942
FDIC shared-loss payable	101,342	97,008
Other liabilities	261,784	283,629
Total liabilities	31,193,448	29,978,409
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at December 31, 2017 and December 31, 2016)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2017 and December 31, 2016)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and December 31, 2016)	—	—
Surplus	658,918	658,918
Retained earnings	2,785,430	2,476,691
Accumulated other comprehensive loss	(122,294)	(135,192)
Total shareholders’ equity	3,334,064	3,012,427
Total liabilities and shareholders’ equity	$34,527,512	$32,990,836

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2017	2016	2015
Interest income
Loans and leases	$955,637	$876,472	$874,892
Investment securities:
U. S. Treasury	17,657	11,837	15,353
Government agency	634	2,883	6,843
Mortgage-backed securities	98,341	79,336	65,815
Corporate bonds	3,877	1,783	—
Other	698	912	239
Total investment securities interest and dividend income	121,207	96,751	88,250
Overnight investments	26,846	14,534	6,067
Total interest income	1,103,690	987,757	969,209
Interest expense
Deposits	16,196	18,169	21,230
Short-term borrowings	4,838	1,965	4,660
Long-term obligations	22,760	22,948	18,414
Total interest expense	43,794	43,082	44,304
Net interest income	1,059,896	944,675	924,905
Provision for loan and lease losses	25,692	32,941	20,664
Net interest income after provision for loan and lease losses	1,034,204	911,734	904,241
Noninterest income
Gain on acquisitions	134,745	5,831	42,930
Cardholder services	95,365	83,417	77,342
Merchant services	103,962	95,774	84,207
Service charges on deposit accounts	101,201	89,359	90,546
Wealth management services	86,719	80,221	82,865
Securities gains, net	4,293	26,673	10,817
Other service charges and fees	28,321	27,011	23,987
Mortgage income	23,251	20,348	18,168
Insurance commissions	12,465	11,150	11,757
ATM income	9,143	7,283	7,119
Adjustments to FDIC shared-loss receivable	(6,232)	(9,725)	(19,009)
Net impact from FDIC shared-loss agreement terminations	(45)	16,559	—
Other	47,841	34,170	36,359
Total noninterest income	641,029	488,071	467,088
Noninterest expense
Salaries and wages	475,214	428,351	429,742
Employee benefits	113,231	104,518	113,309
Occupancy expense	104,690	102,609	98,191
Equipment expense	97,478	92,501	92,639
Merchant processing	78,537	71,150	62,473
Cardholder processing	30,573	29,207	25,296
FDIC insurance expense	22,191	20,967	18,340
Collection and foreclosure-related expenses	14,407	13,379	12,311
Merger-related expenses	9,015	5,341	14,174
Other	186,199	180,715	172,440
Total noninterest expense	1,131,535	1,048,738	1,038,915
Income before income taxes	543,698	351,067	332,414
Income taxes	219,946	125,585	122,028
Net income	$323,752	$225,482	$210,386
Net income per share	$26.96	$18.77	$17.52
Dividends declared per share	$1.25	$1.20	$1.20
Average shares outstanding	12,010,405	12,010,405	12,010,405

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2017	2016	2015
(Dollars in thousands)
Net income	$323,752	$225,482	$210,386
Other comprehensive income (loss)
Unrealized gains (losses) on securities:
Change in unrealized securities gains (losses) arising during period	28,166	(21,530)	(22,030)
Tax effect	(10,531)	7,584	8,486
Reclassification adjustment for net gains realized and included in income before income taxes	(4,293)	(26,673)	(10,817)
Tax effect	1,588	9,869	4,138
Total change in unrealized gains (losses) on securities, net of tax	14,930	(30,750)	(20,223)
Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	—	1,429	2,908
Tax effect	—	(537)	(1,136)
Total change in unrecognized loss on cash flow hedges, net of tax	—	892	1,772
Change in pension obligation:
Change in pension obligation	(12,945)	(70,424)	691
Tax effect	4,789	25,077	(297)
Amortization of actuarial losses and prior service cost	9,720	7,069	11,586
Tax effect	(3,596)	(2,616)	(4,988)
Total change in pension obligation, net of tax	(2,032)	(40,894)	6,992
Other comprehensive income (loss)	12,898	(70,752)	(11,459)
Total comprehensive income	$336,650	$154,730	$198,927

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(Dollars in thousands, except share data)
Balance at December 31, 2014	$11,005	$1,005	$658,918	$2,069,647	$(52,981)	$2,687,594
Net income	—	—	—	210,386	—	210,386
Other comprehensive loss, net of tax	—	—	—	—	(11,459)	(11,459)
Cash dividends ($1.20 per share)	—	—	—	(14,412)	—	(14,412)
Balance at December 31, 2015	11,005	1,005	658,918	2,265,621	(64,440)	2,872,109
Net income	—	—	—	225,482	—	225,482
Other comprehensive loss, net of tax	—	—	—	—	(70,752)	(70,752)
Cash dividends ($1.20 per share)	—	—	—	(14,412)	—	(14,412)
Balance at December 31, 2016	11,005	1,005	658,918	2,476,691	(135,192)	3,012,427
Net income	—	—	—	323,752	—	323,752
Other comprehensive income, net of tax	—	—	—	—	12,898	12,898
Cash dividends ($1.25 per share)	—	—	—	(15,013)	—	(15,013)
Balance at December 31, 2017	$11,005	$1,005	$658,918	$2,785,430	$(122,294)	$3,334,064

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$323,752	$225,482	$210,386
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	25,692	32,941	20,664
Deferred tax expense	125,838	33,146	550
Net change in current taxes	(10,616)	(24,380)	(19,477)
Depreciation	90,804	88,777	87,717
Net change in accrued interest payable	155	(1,916)	(2,481)
Net change in income earned not collected	(8,899)	(7,805)	(12,782)
Gain on acquisitions	(134,745)	(5,831)	(42,930)
Gain on branch sale	—	—	(216)
Net securities gains	(4,293)	(26,673)	(10,817)
Loss on termination of FDIC shared-loss agreements	45	3,377	—
Origination of loans held for sale	(622,503)	(795,963)	(685,631)
Proceeds from sale of loans held for sale	660,808	797,123	701,412
Gain on sale of loans held for sale	(14,843)	(15,795)	(11,851)
Gain on sale of portfolio loans	(1,007)	(3,758)	—
Net write-downs/losses on other real estate	4,460	6,201	2,168
Gain on sale of premises and equipment	(524)	—	—
Gain on extinguishment of long-term obligations	(919)	(1,717)	—
Net amortization of premiums and discounts	(40,028)	(44,618)	(85,066)
Amortization of intangible assets	22,842	21,808	22,894
Reduction in FDIC receivable for shared-loss agreements	7,764	14,745	47,044
Net change in FDIC payable for shared-loss agreements	4,334	(11,245)	9,918
Net change in other assets	(46,920)	(27,873)	(12,904)
Net change in other liabilities	(29,542)	(25,520)	14,458
Net cash provided by operating activities	351,655	230,506	233,056
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans outstanding	(1,213,686)	(1,214,433)	(1,311,447)
Purchases of investment securities available for sale	(3,648,312)	(4,086,855)	(2,467,993)
Proceeds from maturities/calls of investment securities held to maturity	22	157	263
Proceeds from maturities/calls of investment securities available for sale	1,842,563	2,149,130	1,478,608
Proceeds from sales of investment securities available for sale	1,345,746	1,829,305	1,286,120
Net change in overnight investments	586,279	233,433	(338,213)
Cash paid to the FDIC for shared-loss agreements	(7,440)	(21,059)	(33,296)
Net cash paid to the FDIC for termination of shared-loss agreements	(285)	(20,115)	—
Proceeds from sales of other real estate	40,709	34,944	80,932
Proceeds from sale of premises and equipment	3,061	—	—
Proceeds from sales of portfolio loans	162,649	77,665	45,862
Additions to premises and equipment	(84,798)	(81,841)	(89,734)
Net cash used in branch sale	—	—	(22,242)
Net cash acquired in business acquisitions	304,820	(727)	123,137
Net cash used by investing activities	(668,672)	(1,100,396)	(1,248,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(538,250)	(505,548)	(590,773)
Net increase in demand and other interest-bearing deposits	539,120	1,287,856	1,607,487
Net decrease in short-term borrowings	(44,680)	(33,072)	(397,952)
Repayment of long-term obligations	(6,955)	(9,279)	(5,896)
Origination of long-term obligations	175,000	150,000	350,000
Cash dividends paid	(10,809)	(14,412)	(18,015)
Net cash provided by financing activities	113,426	875,545	944,851
Change in cash and due from banks	(203,591)	5,655	(70,096)
Cash and due from banks at beginning of period	539,741	534,086	604,182
Cash and due from banks at end of period	$336,150	$539,741	$534,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$43,639	$44,998	$46,785
Income taxes	88,565	108,741	136,900
Noncash investing and financing activities:
Transfers of loans to other real estate	34,980	35,272	55,032
Dividends declared but not paid	4,204	—	—
Unsettled sales of investment securities	309,623	—	—
Reclassification of portfolio loans to loans held for sale	161,719	73,907	—
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE A
ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Nature of Operations
First Citizens BancShares, Inc. (BancShares) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (FCB), which is headquartered in Raleigh, North Carolina.
FCB operates 545 branches in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. FCB provides full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services provided include transaction and savings deposit accounts, commercial and consumer loans, trust and asset management. Investment services, including sales of annuities and third party mutual funds are offered through First Citizens Investor Services, Inc. (FCIS), title insurance is offered through Neuse Financial Services, Inc., and investment advisory services are provided through First Citizens Asset Management, Inc. (FCAM).
Principles of Consolidation and Segment Reporting
The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, BancShares' policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.
The consolidated financial statements of BancShares include the accounts of BancShares and its subsidiaries that are majority or wholly-owned, certain partnership interests, and variable interest entities. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. BancShares operates with centralized management and combined reporting, thus BancShares operates as one consolidated reportable segment.
FCB has investments in certain partnerships and limited liability entities primarily for the purposes of fulfilling Community Reinvestment Act requirements and/or obtaining tax credits. These entities have been evaluated and determined to be variable interest entities (VIEs). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity holds a controlling financial interest in the VIE. Management concluded that FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs economic performance. Assets and liabilities of these entities are not consolidated into the financial statements of FCB or BancShares. The recorded investment in these entities is reported within other assets in the Consolidated Balance Sheets.
Reclassifications
In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position, the consolidated results of its operations or related disclosures. Material estimates that are particularly susceptible to significant change include:

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
Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred. See Note B for additional information regarding Business Combinations.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. Cash and cash equivalents have initial maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to its short-term nature.
Investment Securities
BancShares classifies marketable investment securities as held to maturity, available for sale or trading. At December 31, 2017 and 2016, BancShares had no investment securities held for trading purposes. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.
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
Non-marketable securities are periodically evaluated for impairment. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the recorded investment. Non-marketable securities are recorded within other assets in the Consolidated Balance Sheets. FHLB and non-marketable securities were $53.0 million and $43.8 million at December 31, 2017 and 2016, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Qualified Affordable Housing Projects
BancShares and FCB have investments in certain partnerships and limited liability entities that typically include qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. All of the investments held in qualified affordable housing projects qualify for the proportional amortization method and were $128.0 million and $109.8 million at December 31, 2017 and December 31, 2016, respectively, and are included in other assets on the Consolidated Balance Sheets.
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
Loans and Leases
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit impaired (PCI) or non-PCI loans. All acquired loans are recorded at fair value at the date of acquisition.
Non-Purchased Credit Impaired (Non-PCI) Loans and Leases
Loans and leases for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs is amortized to interest income over the contractual lives using methods that approximate a constant yield.
Non-PCI loans include originated commercial, originated noncommercial, purchased non-credit impaired loans and leases and certain purchased revolving credit. Purchased non-credit impaired loans are acquired loans that do not reflect credit deterioration at acquisition. The difference between fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using the effective interest method or on a straight-line basis for revolving credits.
Purchased Credit Impaired (PCI) Loans
PCI loans are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk.
PCI loans are evaluated at acquisition and where a discount is required at least in part due to credit, the loans are accounted for under the guidance in Accounting Standard Codification (ASC) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value are recognized as interest income over the life of the loans using the effective yield method. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an allowance for loan losses.
Impaired Loans, Troubled Debt Restructurings (TDR) and Nonperforming Assets
Management will deem non-PCI loans and leases to be impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Generally, management considers the following loans to be impaired: all TDR loans, commercial and consumer relationships which are nonaccrual or 90+ days past due and greater than $500,000 as well as any other loan management deems impaired. Non-PCI loans and leases $500,000 and greater are individually evaluated for impairment where as those less than $500,000 are collectively evaluated for impairment. When the ultimate collectability of an impaired loan's principal is doubtful, all cash receipts are applied

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied first to all previously charged-off principal until fully collected, then to interest income, to the extent that any interest has been foregone.
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
In connection with commercial TDRs, the decision to maintain accrual status for loans that have been restructured is based on a current credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's current capacity to pay, which may include a review of the borrower's current financial statements, an analysis of cash flow documenting the borrower's capacity to pay all debt obligations and an evaluation of secondary sources of payment from the borrower and any guarantors. This process also includes an evaluation of the borrower's payment history, an evaluation of the borrower's willingness to provide information on a timely basis and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the adequacy of collateral, where applicable, to cover all principal and interest and trends indicating improving profitability and collectability of receivables.
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
Generally, when loans and leases are placed on nonaccrual status all previously uncollected accrued interest is reversed from interest income. All payments received thereafter are applied as a reduction of the remaining principal balance as long as doubt exists as to the ultimate collection of the principal. Loans and leases, including TDRs, are generally removed from nonaccrual status when they become current as to both principal and interest, the borrower has demonstrated a sustained period of repayment performance for a reasonable period, generally a minimum of six months, and doubt no longer exists as to the collectability of principal and interest.
Other Real Estate Owned (OREO)
OREO acquired as a result of foreclosure is initially recorded at the asset’s estimated fair value less costs to sell. Any excess in the recorded investment in the loan over the estimated fair value less costs to sell is charged-off against the allowance for loan losses at the time of foreclosure.
OREO is subsequently carried at the lower of cost or market less estimated selling costs. OREO is subject to at least annual periodic evaluations of the underlying collateral. The periodic evaluations are generally based on the appraised value of the property and may include additional adjustments based upon management's review of the valuation and specific knowledge of the OREO. Routine maintenance costs, income and expenses related to the operation of the foreclosed asset, subsequent declines in market value and net gains or losses on disposal are included in foreclosure-related expense.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The FDIC indemnification asset is a receivable recorded for expected losses incurred by the bank subject to shared-loss agreements where the FDIC reimburses a certain percentage (dependent on each agreement). The indemnification asset is measured on the same basis as the underlying assets and initially valued during the same time period. Subsequent to initial valuation, the indemnification asset is adjusted quarterly for changes in loss expectations. The indemnification asset is amortized based on the calculated remaining difference between the carrying value of the indemnification assets and the gross undiscounted cash flows of the asset over the remaining contractual life of the loans or the respective shared-loss agreement, whichever is shorter.
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
Allowance for Loan and Lease Losses (ALLL)
The ALLL represents management's best estimate of probable credit losses within the loan and lease portfolio at the balance sheet date. Management determines the ALLL based on an ongoing evaluation of the loan portfolio. Estimates for loan losses are determined by analyzing historical loan losses, historical loan migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on PCI loans, current assessment of impaired loans, changes in the size, and composition and risk assessment of the loan portfolio. This allowance estimate also contains qualitative components that allow management to adjust reserves based on changes in the economic environment and other factors not captured in the quantitative calculation. Adjustments to the ALLL are recorded with a corresponding entry to provision for loan and lease losses. Loan balances deemed to be uncollectible are charged-off against the ALLL. Recoveries of amounts previously charged-off are generally credited to the ALLL.
Accounting standards require the presentation of certain ALLL information at the portfolio segment level, which represents the level at which the company has developed and documents a systematic methodology to determine its ALLL. BancShares evaluates its loan and lease portfolio using three portfolio segments; non-PCI commercial, non-PCI noncommercial and PCI. The non-PCI commercial segment includes classes as follows: commercial construction and land development, commercial mortgage, commercial and industrial, lease financing and other commercial real estate loans. The non-PCI noncommercial segment includes classes as follows: noncommercial construction and land development, residential mortgage, revolving mortgage and consumer loans. The PCI segment includes classes as follows: commercial construction and land development, commercial mortgage, commercial and industrial, other commercial real estate, noncommercial construction and land development, residential mortgage, and revolving mortgage loans.
A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history of the various classes. Loan loss factors based on historical experience may be adjusted for significant factors that in management's judgment affect the collectability of the portfolio at the balance sheet date. For non-PCI commercial loans and leases, management incorporates historical net loss data to develop the applicable loan loss factors. For the non-PCI noncommercial segment, management incorporates specific loan class and delinquency status trends into the loan loss factors. In accordance with our allowance methodology, loan loss factors are monitored quarterly and may be adjusted based on changes in the level of historical net charge-offs and updates by management, such as the number of periods included in the calculation of loss factors, loss severity and portfolio attrition.
The qualitative framework used in estimating the general allowance considers economic conditions, composition of the loan portfolio, trends in delinquent and nonperforming loans, historical loss experience by categories of loans, concentrations of credit, changes in lending policies and underwriting standards, regulatory exam results and other factors indicative of inherent losses remaining in the portfolio. Management may adjust the ALLL by the factors in the qualitative framework to address environmental factors not reflected in the historical experience. These adjustments are specific to the loan class level.
If it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement a specific valuation allowance component is determined when management believes a loss is probable. For purchased impaired loans, the methodology also considers the remaining discounts recognized upon acquisition in estimating a general allowance.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PCI loans are aggregated into loan pools based upon common risk characteristics or evaluated at the loan level. At each balance sheet date, BancShares evaluates whether the estimated cash flows and corresponding present value of its loans determined using their effective interest rates has decreased and if so, recognizes provision for loan losses. Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2017.
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
The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are dependent on borrower cash flow for repayment is based on the present value of expected cash flows discounted at the loan's effective interest rate. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs, is used to calculate a fair value estimate. A specific valuation allowance is established or partial charge-off is recorded for the difference between the excess recorded investment in the loan and the loans estimated fair value less costs to sell.
General reserves for collective impairment are based on estimated incurred losses related to unimpaired commercial loans as of the balance sheet date. Incurred loss estimates for the originated commercial segment are based on average loss rates by credit risk ratings, which are estimated using historical loss experience and credit risk rating migrations. Incurred loss estimates may be adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends including credit quality, concentrations, aging of the portfolio and significant policy and underwriting changes.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial mortgage, commercial and industrial and lease financing
Commercial mortgage loans, commercial and industrial loans and lease financing are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer's business results are materially unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.
Other commercial real estate
Other commercial real estate loans consist primarily of loans secured by multifamily housing and agricultural loans. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates. The performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.
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
The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are dependent on borrower cash flow for repayment is based on the present value of expected cash flows discounted at the loan's effective interest rate. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs, are used to calculate a fair value estimate. A specific valuation allowances is established or partial charge-off is recorded for the excess of the recorded investment in the loan and the loan’s estimated fair value less cost to sell.
Common risks to each class of noncommercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BancShares serves, particularly unemployment and declines in real estate values. Personal events such as death, disability or change in marital status also add risk to noncommercial loans.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
PCI Loans
The risks associated with PCI loans are generally consistent with the risks identified for commercial and noncommercial non-PCI loans and the classes of loans within those segments. However, these loans were underwritten by other institutions, often with different lending standards and methods. Additionally, in some cases, collateral for PCI loans is located in regions that have experienced deterioration in real estate values and the underlying collateral may therefore not support full repayment of these loans.
The ALLL for PCI loans is estimated based on the expected cash flows over the life of the loan. BancShares continues to estimate and update cash flows expected to be collected on individual loans or pools of loans sharing common risk characteristics. BancShares compares the carrying value of all PCI loans to the present value at each balance sheet date. The present value is calculated by updating the life of loan cash flows and discounting that result by the individual loan's effective interest rate. If the updated present value is less than the current value, then ALLL is recorded and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to standby letters of credit and other commitments to extend credit. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, while also considering the applicable regulatory capital credit conversion factors for these off-balance sheet instruments as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities on the Consolidated Balance Sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income. The reserve for unfunded commitments was not material at December 31, 2017 or 2016.
Premises and Equipment
Premises, equipment and capital leases are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using the straight-line method and are expensed over the estimated useful lives of the assets, which range from 3 to 40 years for premises and 3 to 10 years for furniture, software and equipment. Leasehold improvements are amortized over the terms of the respective leases, including renewal period if renewal period is reasonably assured (often through the presence of a bargain renewal option), or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other noninterest expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred. Obligations under capital leases are amortized over the life of the lease using the effective interest method to allocate payments between principal and interest. Rent expense and rental income on operating leases are recorded in noninterest expense and noninterest income, respectively, using the straight-line method over the appropriate lease terms.
Goodwill and Other Intangible Assets
BancShares accounts for acquisitions using the acquisition method of accounting. Under that methodology, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer's balance sheet as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights, or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets that are separately identifiable assets, such as core deposit intangibles, resulting from acquisitions are amortized on an accelerated basis over an estimated useful life and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill is not amortized, but is evaluated at least annually for impairment as of July 31st or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. The evaluation of goodwill is based on a variety of factors, including common stock trading multiples and data from recent market transactions. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value.
If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed that requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, an impairment loss is recognized for the excess of carrying value.
Based on the July 31, 2017 impairment tests, management concluded there was no indication of goodwill impairment. Subsequent to the annual impairment test, no events occurred or circumstances changed that would indicate goodwill should be tested for impairment during the interim period between annual tests.
Mortgage servicing rights (MSRs) are recognized separately when they are retained as loans are sold or acquired through acquisition. When mortgage loans are sold, servicing rights are initially recorded at fair value within other assets in the Consolidated Balance Sheets and gains on sale of loans are recorded within mortgage income in the Consolidated Statements of Income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized against mortgage income in noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans with the offset being a reduction in the cost basis of the servicing asset. MSRs are evaluated for impairment quarterly based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics and is recorded as a reduction of mortgage income in the Consolidated Statements of Income. If BancShares later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation reserve may be recorded as an increase to mortgage income in the Consolidated Statements of Income, but only to the extent of previous impairment recognized.
Other intangible assets with estimable lives are amortized over their estimated useful lives, which are periodically reviewed for reasonableness. Identifiable intangible assets represent the estimated value of the core deposits acquired and certain customer relationships.
Securities Sold Under Repurchase Agreements
Securities sold under repurchase agreements primarily with commercial customers generally have maturities of one day and are reflected as short-term borrowings on the Consolidated Balance Sheets and are recorded based on the amount of cash received in connection with the borrowing.
Fair Values
Fair value disclosures are required for all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Under GAAP, individual fair value estimates are ranked on a three-tier scale based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which represent observable data for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. Fair value estimates derived from level 3 inputs cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized through immediate settlement of the instrument. Additionally, valuation adjustments, such as those pertaining to counterparty and BancShares' own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value. Credit valuation adjustments are made when market pricing does not accurately reflect the counterparty's credit quality. As determined by BancShares management, liquidity valuation adjustments may be made to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when recent market transactions for identical or similar instruments are not observed. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value to BancShares. For additional information, see Note M.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
BancShares selectively uses interest rate swaps for interest rate risk management purposes. BancShares had an interest rate swap, entered into during 2011, that qualified as a cash flow hedge under GAAP and which converted variable-rate exposure on outstanding debt to a fixed rate. BancShares' interest rate swap expired in June 2016.
Per Share Data
Net income per share is computed by dividing net income by the average number of both classes of common shares outstanding during each period. BancShares had no potential common shares outstanding in any period and did not report diluted net income per share.
Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.
Defined Benefit Pension Plan
BancShares maintains noncontributory defined benefit pension plans covering certain qualifying employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. In developing the long-term rate of return, we consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. Refer to Note N for disclosures related to BancShares' defined benefit pension plans.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)
This ASU adds an SEC paragraph and amends other Topics pursuant to an SEC Staff Announcement that states a registrant should evaluate ASUs that have not yet been adopted, including ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to determine the appropriate financial statement disclosures about the potential material effects of those

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASUs on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced are expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact the adoption will have on the financial statements, and a comparison to the registrant's current accounting policies. A registrant should describe the status of its process to implement the new standards and the significant matters yet to be addressed.
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
The amendments in this ASU are effective upon issuance. We adopted the guidance effective in the first quarter of 2017. The disclosures required by this ASU are included within the “Recently Issued Accounting Pronouncements” section below. The adoption did not have an impact to our consolidated financial position or consolidated results of operations.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2017. The adoption did not have an impact to our consolidated financial position or consolidated results of operations.
FASB ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Further, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings, the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.
The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2017. The adoption did not have an impact on our consolidated financial position or consolidated results of operations.
Recently Issued Accounting Pronouncements
FASB ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt the guidance during the first quarter of 2018. The change in accounting principle will be accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $27.2 million increase to retained earnings and a corresponding decrease to AOCI on January 1, 2018.
FASB ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This ASU requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers will present the other components separately from the line item that includes the service cost. In addition, only the service cost component of net benefit cost is eligible for capitalization.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will adopt the guidance during the first quarter of 2018. BancShares does not anticipate any material impact to our consolidated financial position or consolidated results of operations as a result of the adoption.
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
This ASU will be effective for BancShares' annual or interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt the guidance for our annual impairment test in fiscal year 2020. BancShares does not anticipate any impact to our consolidated financial position or consolidated results of operations as a result of the adoption.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. We will adopt the guidance during the first quarter of 2018. BancShares does not anticipate a material impact to our Consolidated Statements of Cash Flows.
FASB ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU eliminates the delayed recognition of the full amount of credit losses until the loss was probable of occurring and instead will reflect an entity's current estimate of all expected credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity's size, complexity and risk profile. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities held to maturity. We have formed a cross-functional team co-led by Finance and Risk Management and engaged a third party to assist with the adoption. The implementation team has developed a detailed project plan and is staying informed about the broader industry's perspective and insights, and identifying and researching key decision points. We have completed the readiness assessment and gap analysis related to data, modeling IT, accounting policy, controls and reporting which has enabled us to determine the areas of focus and estimate total body of work. Our current critical activities include model design, accounting policy development, data feasibility analysis, evaluation of reporting and disclosure solutions and completion of specific work stream project plans. We will continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For BancShares, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. We will adopt during the first quarter of 2019. We have engaged a third party and completed an inventory of all leases and their terms and service contracts with embedded leases. While we continue to evaluate the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to our balance sheet will impact our total risk-weighted assets used to determine our regulatory capital levels. Our impact analysis on this change in accounting principle estimates an increase to the Consolidated Balance Sheets for total lease liability ranging between $65.0 million and $85.0 million, as the initial gross up of both assets and liabilities. Capital is expected to be impacted by an estimated four to six basis points. These preliminary ranges are subject to change and will continue to be refined closer to adoption.
FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The amendments in this ASU (1) require most equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without a readily determinable fair value; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (6) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will adopt the ASU during the first quarter of 2018. The change in accounting principle will be accounted for as a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings and a decrease to AOCI on January 1, 2018. With the adoption of this ASU equity securities can no longer be classified as available for sale, as such marketable equity securities will be disclosed as a separate line item on the balance sheet with changes in the fair value of equity securities reflected in net income.
For equity investments without a readily determinable fair value, BancShares has elected to measure the equity investments using the measurement alternative which requires BancShares to make a qualitative assessment of whether the investment is impaired at each reporting period. Under the measurement alternative these investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. If a qualitative assessment indicates that the investment is impaired, BancShares will have to estimate the investment's fair value in accordance with ASC 820 and, if the fair value is less than the investment's carrying value, recognize an impairment loss in net income equal to the difference between carrying value and fair value. Equity investments without a readily determinable fair value are recorded within other assets in the consolidated balance sheets.
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance for identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify and improve the guidance for certain aspects of Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to clarify guidance for certain aspects of Topic 606. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update). This ASU adds SEC paragraphs to the new revenue and leases sections of the Codification pursuant to an SEC Staff announcement made on July 20, 2017 as well as supersedes certain SEC paragraphs related to previous SEC staff announcements. In November 2017, the FASB issued ASU 2017-14, Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update), to supersede, amend and add SEC paragraphs to the Codification to reflect the August 2017 issuance of SEC staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403.
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt the guidance during the first quarter of 2018. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. Based on our overall assessment of revenue streams and review of related contracts affected by the ASU, BancShares does not anticipate a material impact to our consolidated financial position or consolidated results of operations as a result of the adoption.
NOTE B
BUSINESS COMBINATIONS

HomeBancorp, Inc.
On December 18, 2017, FCB and HomeBancorp, Inc. (HomeBancorp) entered into a definitive merger agreement. The agreement provides for the acquisition of Tampa, Florida-based HomeBancorp by FCB. Under the terms of the agreement, cash consideration of $15.03 will be paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock totaling approximately $113.6 million. The transaction is expected to close no later than the second quarter of 2018, subject to the receipt of regulatory approvals and the approval of HomeBancorp's shareholders, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence in Florida and enter into two new markets in Tampa and Orlando. As of September 30, 2017, HomeBancorp reported $954.9 million in consolidated assets, $699.4 million in deposits and $637.5 million in loans.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guaranty Bank
On May 5, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Guaranty Bank (Guaranty) of Milwaukee, Wisconsin. The acquisition provides FCB with the opportunity to grow capital and enhance earnings.

The Guaranty transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the relevant acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2017, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $875.1 million, including $574.6 million in non-PCI loans, $114.5 million in PCI loans and $9.9 million in a core deposit intangible. Liabilities assumed were $982.7 million, of which $982.3 million were deposits. The total gain on the transaction was $122.7 million which is included in noninterest income in the Consolidated Statements of Income.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

(Dollars in thousands)	As recorded by FCB
Assets
Cash and due from banks	$48,824
Overnight investments	94,134
Investment securities	12,140
Loans	689,086
Premises and equipment	8,603
Income earned not collected	6,720
Intangible assets	9,870
Other assets	5,748
Total assets acquired	875,125
Liabilities
Deposits	982,307
Other liabilities	440
Total liabilities assumed	982,747
Fair value of net liabilities assumed	(107,622)
Cash received from FDIC	230,350
Gain on acquisition of Guaranty	$122,728

Merger-related expenses of $7.4 million from the Guaranty transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2017. Loan-related interest income generated from Guaranty was approximately $20.5 million since the acquisition date. While the acquisition gain of $122.7 million is significant for 2017, the ongoing contributions of this transaction to BancShares' financial statements is not considered material and therefore pro forma financial data is not included.

Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores, and other quantitative and qualitative considerations, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (included in PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (included in non-PCI loans).

Harvest Community Bank
On January 13, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Harvest Community Bank (HCB) of Pennsville, New Jersey. The acquisition provides FCB with the opportunity to grow capital and enhance earnings.

The HCB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the relevant acquisition as additional information regarding closing date fair values

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

becomes available. As of December 31, 2017, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $111.6 million, including $85.1 million in PCI loans and $850 thousand in a core deposit intangible. Liabilities assumed were $121.8 million, of which the majority were deposits. As a result of the transaction, FCB recorded a gain on the acquisition of $12.0 million which is included in noninterest income in the Consolidated Statements of Income.

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

Merger-related expenses of $1.2 million were recorded in the Consolidated Statements of Income for the year ended December 31, 2017. Loan-related interest income generated from HCB was approximately $3.8 million for the year ended December 31, 2017. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

All loans resulting from the HCB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI under ASC 310-30.

Cordia Bancorp, Inc.
On September 1, 2016, FCB completed the merger of Midlothian, Virginia-based Cordia Bancorp, Inc. (Cordia) and its subsidiary, Bank of Virginia (BVA), into FCB. Under the terms of the merger agreement, cash consideration of $5.15 was paid to Cordia’s shareholders for each of their shares of Cordia’s common stock, with total consideration paid of $37.1 million. The Cordia transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on August 31, 2017.

The fair value of assets acquired was $349.3 million, including $241.4 million in loans and $2.2 million in a core deposit intangible. Liabilities assumed were $323.1 million, including $292.2 million in deposits. As a result of the transaction, FCB recorded $10.8 million of goodwill. The amount of goodwill recorded represents the excess purchase price over the estimated fair value of the net assets acquired. This premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Merger-related expenses of $260 thousand and $3.8 million were recorded in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. Loan-related interest income generated from Cordia was approximately $5.6 million and $4.2 million for the years ended December 31, 2017 and 2016, respectively. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the immaterial amount of loans resulting from the Cordia transaction that had evidence of credit quality deterioration, all loans were accounted for as non-PCI loans under ASC 310-20.

First CornerStone Bank
On May 6, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of First Cornerstone Bank (FCSB) of King of Prussia, Pennsylvania. The FCSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on May 5, 2017.

The fair value of the assets acquired was $87.4 million, including $43.8 million in loans and $390 thousand of cored deposit intangible. Liabilities assumed were $96.9 million, of which the majority were deposits. The fair value of the net liabilities assumed was $9.5 million and cash received from the FDIC was $12.5 million. The total gain on the transaction was $3.0 million which is included in noninterest income in the Consolidated Statements of Income for the year ended December 31, 2016.

Merger-related expenses were immaterial for the year ended December 31, 2017 and $1.0 million were recorded in the Consolidated Statements of Income for the year ended December 31, 2016. Loan-related interest income generated from FCSB was approximately $1.7 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

All loans resulting from the FCSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI loans under ASC 310-30.

North Milwaukee State Bank
On March 11, 2016, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of North Milwaukee State Bank (NMSB) of Milwaukee, Wisconsin. The NMSB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on March 10, 2017.

The fair value of the assets acquired was $53.6 million, including $36.9 million in loans and $240 thousand of core deposit intangible. Liabilities assumed were $60.9 million, of which $59.2 million were deposits. The fair value of the net liabilities assume was $7.3 million and cash received from the FDIC was $10.2 million. The total gain on the transaction was $2.9 million which is included in noninterest income in the Consolidated Statements of Income for the year ended December 31, 2016.

Merger-related expenses of $112 thousand and $517 thousand were recorded in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. Loan-related interest income generated from NMSB was approximately $2.4 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively. The transaction is not considered material to BancShares' financial statements and therefore pro forma financial data is not included.

All loans resulting from the NMSB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI loans under ASC 310-30.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C
INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at December 31, 2017 and 2016, were as follows:

	December 31, 2017
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,658,410	$—	$546	$1,657,864
Mortgage-backed securities	5,428,074	1,544	80,192	5,349,426
Equity securities	75,471	29,737	—	105,208
Corporate bonds	59,414	557	8	59,963
Other	7,645	256	182	7,719
Total investment securities available for sale	$7,229,014	$32,094	$80,928	$7,180,180

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,650,675	$579	$935	$1,650,319
Government agency	40,291	107	—	40,398
Mortgage-backed securities	5,259,466	2,809	86,850	5,175,425
Equity securities	71,873	11,634	—	83,507
Corporate bonds	49,367	195	—	49,562
Other	7,615	—	246	7,369
Total investment securities available for sale	$7,079,287	$15,324	$88,031	$7,006,580

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$76	$5	$—	$81

	December 31, 2016
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$98	$6	$—	$104
Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in equity securities and corporate bonds represent positions in securities of other financial institutions. Other investments include trust preferred securities of financial institutions. The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances. Equity securities do not have a stated maturity date.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$808,768	$808,301	$842,798	$842,947
One through five years	849,642	849,563	848,168	847,770
Five through 10 years	59,414	59,963	49,367	49,562
Over 10 years	7,645	7,719	7,615	7,369
Mortgage-backed securities	5,428,074	5,349,426	5,259,466	5,175,425
Equity securities	75,471	105,208	71,873	83,507
Total investment securities available for sale	$7,229,014	$7,180,180	$7,079,287	$7,006,580
Investment securities held to maturity
Mortgage-backed securities held to maturity	$76	$81	$98	$104
For each period presented, securities gains (losses) include the following:

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Gross gains on retirement/sales of investment securities available for sale	$11,635	$27,104	$10,834
Gross losses on sales of investment securities available for sale	(7,342)	(431)	(17)
Net securities gains	$4,293	$26,673	$10,817
The following table provides information regarding securities with unrealized losses as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$1,408,166	$345	$249,698	$201	$1,657,864	$546
Mortgage-backed securities	2,334,102	20,923	2,725,933	59,269	5,060,035	80,192
Corporate bonds	5,025	8	—	—	5,025	8
Other	5,349	182	—	—	5,349	182
Total	$3,752,642	$21,458	$2,975,631	$59,470	$6,728,273	$80,928

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$807,822	$935	$—	$—	$807,822	$935
Mortgage-backed securities	4,442,700	82,161	362,351	4,689	4,805,051	86,850
Other	7,369	246	—	—	7,369	246
Total	$5,257,891	$83,342	$362,351	$4,689	$5,620,242	$88,031
Investment securities with an aggregate fair value of $2.98 billion have had continuous unrealized losses for more than 12 months as of December 31, 2017 with an aggregate unrealized loss of $59.5 million. As of December 31, 2017, 227 of these investments are government sponsored enterprise-issued mortgage-backed securities and 4 are U.S. Treasury securities.
None of the unrealized losses identified as of December 31, 2017 or December 31, 2016 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses related to changes in interest rates relative to when the investment securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment securities having an aggregate carrying value of $4.59 billion at December 31, 2017 and $4.55 billion at December 31, 2016 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
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
Commercial – Commercial loan classes include construction and land development, commercial mortgage, other commercial real estate, commercial and industrial, lease financing and other.
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
Noncommercial – Noncommercial loan classes consist of residential and revolving mortgage, construction and land development, and consumer loans.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and leases outstanding include the following at December 31, 2017 and 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Non-PCI loans and leases:
Commercial:
Construction and land development	$669,215	$649,157
Commercial mortgage	9,729,022	9,026,220
Other commercial real estate	473,433	351,291
Commercial and industrial	2,730,407	2,567,501
Lease financing	894,801	826,270
Other	302,176	340,264
Total commercial loans	14,799,054	13,760,703
Noncommercial:
Residential mortgage	3,523,786	2,889,124
Revolving mortgage	2,701,525	2,601,344
Construction and land development	248,289	231,400
Consumer	1,561,173	1,446,138
Total noncommercial loans	8,034,773	7,168,006
Total non-PCI loans and leases	22,833,827	20,928,709
PCI loans:
Commercial:
Construction and land development	13,654	20,766
Commercial mortgage	358,103	453,013
Other commercial real estate	17,124	12,645
Commercial and industrial	6,374	11,844
Other	1,683	1,702
Total commercial loans	396,938	499,970
Noncommercial:
Residential mortgage	299,318	268,777
Revolving mortgage	63,908	38,650
Construction and land development	644	—
Consumer	2,190	1,772
Total noncommercial loans	366,060	309,199
Total PCI loans	762,998	809,169
Total loans and leases	$23,596,825	$21,737,878
At December 31, 2017, $67.8 million of total residential loans and leases were covered under shared-loss agreements with the FDIC, compared to $84.8 million at December 31, 2016. The shared-loss agreements, for their terms, protect BancShares from a substantial portion of the credit and asset quality risk that would otherwise be incurred.
At December 31, 2017, $8.75 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $835.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.24 billion. At December 31, 2016, $8.26 billion in noncovered loans with a lendable collateral value of $5.50 billion were used to secure $660.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $4.84 billion. At December 31, 2017, $2.77 billion in noncovered loans with a lendable collateral value of $2.08 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). There were no loans used to secure additional borrowing capacity at the FRB at December 31, 2016.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale were $51.2 million and $74.4 million at December 31, 2017 and 2016, respectively. In addition, we may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of amortized cost or market. During 2017, total proceeds from sales of loans held for sale were $823.5 million of which $162.6 million in sales were transferred to loans held for sale from the residential mortgage portfolio, resulting in a gain of $1.0 million. During 2016, total proceeds from sales of loans held for sale were $874.8 million of which $77.7 million in sales were transferred to loans held for sale from the residential mortgage portfolio, resulting in a gain of $3.8 million.
Net deferred fees on originated non-PCI loans and leases, including unearned income, unamortized costs and fees, were $1.7 million and $6.7 million at December 31, 2017 and December 31, 2016, respectively. The unamortized discount related to purchased non-PCI loans and leases in the Guaranty, Cordia and First Citizens Bancorporation, Inc. (Bancorporation) acquisitions was $14.2 million, $2.7 million and $18.1 million at December 31, 2017, respectively. At December 31, 2016, the unamortized discount

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to purchased non-PCI loans and leases from the Cordia and Bancorporation acquisitions was $4.2 million and $27.4 million, respectively. During the years ended December 31, 2017 and December 31, 2016, accretion income on purchased non-PCI loans and leases was $13.6 million and $14.3 million, respectively.
Loans and leases to borrowers in medical, dental or related fields were $4.86 billion as of December 31, 2017, which represents 20.6 percent of total loans and leases, compared to $4.66 billion or 21.5 percent of total loans and leases at December 31, 2016. The credit risk of this industry concentration is mitigated through our underwriting policies which emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2017.
Credit quality indicators
Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial and noncommercial loans and leases have different credit quality indicators as a result of the unique characteristics of the loan segment being evaluated. The credit quality indicators for non-PCI and PCI commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Commercial loans are evaluated periodically with more frequent evaluations done on more severely criticized loans or leases. The credit quality indicators for PCI and non-PCI noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2017 and December 31, 2016 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of the loans and leases outstanding at December 31, 2017, and December 31, 2016, by credit quality indicator is provided below:

	December 31, 2017
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$665,197	$9,521,019	$468,942	$2,511,307	$883,779	$298,064	$14,348,308
Special mention	691	78,643	1,260	44,130	4,340	2,919	131,983
Substandard	3,327	128,848	3,224	18,617	6,585	1,193	161,794
Doubtful	—	262	—	385	—	—	647
Ungraded	—	250	7	155,968	97	—	156,322
Total	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$14,799,054

	December 31, 2016
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$645,232	$8,821,439	$347,509	$2,402,659	$818,008	$335,831	$13,370,678
Special mention	2,236	76,084	1,433	22,804	2,675	1,020	106,252
Substandard	1,683	126,863	2,349	17,870	5,415	3,413	157,593
Doubtful	6	334	—	8	—	—	348
Ungraded	—	1,500	—	124,160	172	—	125,832
Total	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$13,760,703

	December 31, 2017
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,465,935	$2,674,390	$239,648	$1,546,473	$7,926,446
30-59 days past due	27,886	13,428	7,154	8,812	57,280
60-89 days past due	8,064	3,485	108	2,893	14,550
90 days or greater past due	21,901	10,222	1,379	2,995	36,497
Total	$3,523,786	$2,701,525	$248,289	$1,561,173	$8,034,773

	December 31, 2016
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$2,839,045	$2,576,942	$229,106	$1,434,658	$7,079,751
30-59 days past due	27,760	14,290	1,139	6,775	49,964
60-89 days past due	7,039	2,698	598	2,779	13,114
90 days or greater past due	15,280	7,414	557	1,926	25,177
Total	$2,889,124	$2,601,344	$231,400	$1,446,138	$7,168,006

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$5,336	$181,353	$13,830	$4,057	$275	$204,851
Special mention	320	61,295	323	374	945	63,257
Substandard	5,792	106,807	2,163	1,843	463	117,068
Doubtful	2,206	8,648	808	73	—	11,735
Ungraded	—	—	—	27	—	27
Total	$13,654	$358,103	$17,124	$6,374	$1,683	$396,938

	December 31, 2016
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$8,103	$234,023	$8,744	$7,253	$696	$258,819
Special mention	950	67,848	102	620	—	69,520
Substandard	7,850	138,312	3,462	3,648	1,006	154,278
Doubtful	3,863	12,830	337	303	—	17,333
Ungraded	—	—	—	20	—	20
Total	$20,766	$453,013	$12,645	$11,844	$1,702	$499,970

	December 31, 2017
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$257,166	$55,871	$2	$2,074	$315,113
30-59 days past due	10,525	2,767	—	51	13,343
60-89 days past due	4,846	701	642	23	6,212
90 days or greater past due	26,781	4,569	—	42	31,392
Total	$299,318	$63,908	$644	$2,190	$366,060

	December 31, 2016
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$230,065	$33,827	$—	$1,637	$265,529
30-59 days past due	9,595	618	—	68	10,281
60-89 days past due	6,528	268	—	4	6,800
90 days or greater past due	22,589	3,937	—	63	26,589
Total	$268,777	$38,650	$—	$1,772	$309,199

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of the outstanding non-PCI loans and leases, by class, at December 31, 2017, and December 31, 2016 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2017
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$491	$442	$357	$1,290	$667,925	$669,215
Commercial mortgage	12,288	2,375	6,490	21,153	9,707,869	9,729,022
Other commercial real estate	107	—	75	182	473,251	473,433
Commercial and industrial	6,694	1,510	1,266	9,470	2,720,937	2,730,407
Lease financing	2,983	167	973	4,123	890,678	894,801
Residential mortgage	27,886	8,064	21,901	57,851	3,465,935	3,523,786
Revolving mortgage	13,428	3,485	10,222	27,135	2,674,390	2,701,525
Construction and land development - noncommercial	7,154	108	1,379	8,641	239,648	248,289
Consumer	8,812	2,893	2,995	14,700	1,546,473	1,561,173
Other	188	6	133	327	301,849	302,176
Total non-PCI loans and leases	$80,031	$19,050	$45,791	$144,872	$22,688,955	$22,833,827

	December 31, 2016
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$1,845	$39	$286	$2,170	$646,987	$649,157
Commercial mortgage	11,592	2,773	10,329	24,694	9,001,526	9,026,220
Other commercial real estate	310	—	—	310	350,981	351,291
Commercial and industrial	7,918	2,102	1,051	11,071	2,556,430	2,567,501
Lease financing	1,175	444	863	2,482	823,788	826,270
Residential mortgage	27,760	7,039	15,280	50,079	2,839,045	2,889,124
Revolving mortgage	14,290	2,698	7,414	24,402	2,576,942	2,601,344
Construction and land development - noncommercial	1,139	598	557	2,294	229,106	231,400
Consumer	6,775	2,779	1,926	11,480	1,434,658	1,446,138
Other	72	—	198	270	339,994	340,264
Total non-PCI loans and leases	$72,876	$18,472	$37,904	$129,252	$20,799,457	$20,928,709

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2017 and December 31, 2016 for non-PCI loans, were as follows:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$1,040	$—	$606	$—
Commercial mortgage	22,625	397	26,527	482
Other commercial real estate	916	—	86	—
Commercial and industrial	2,884	428	4,275	440
Lease financing	1,992	—	359	683
Residential mortgage	38,942	—	32,470	37
Revolving mortgage	19,990	—	14,308	—
Construction and land development - noncommercial	1,989	—	1,121	—
Consumer	1,992	2,153	2,236	1,076
Other	164	—	319	—
Total non-PCI loans and leases	$92,534	$2,978	$82,307	$2,718

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased non-PCI loans and leases
The following table relates to purchased non-PCI loans acquired in the Guaranty transaction in 2017 and the Cordia transaction in 2016 and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date.

(Dollars in thousands)	Guaranty	Cordia
Contractually required payments	$703,916	$296,529
Contractual cash flows not expected to be collected	$16,073	$2,678
Fair value at acquisition date	$574,553	$241,392

The recorded fair values of purchased non-PCI loans acquired in the Guaranty transaction in 2017 and the Cordia transaction in 2016 as of the acquisition date are as follows:

(Dollars in thousands)	Guaranty	Cordia
Commercial:
Construction and land development	$—	$3,066
Commercial mortgage	850	77,455
Other commercial real estate	—	22,174
Commercial and industrial	583	31,773
Other	183,816	—
Total commercial loans and leases	185,249	134,468
Noncommercial:
Residential mortgage	309,612	16,839
Revolving mortgage	54,780	9,867
Consumer	24,912	80,218
Total noncommercial loans and leases	389,304	106,924
Total non-PCI loans	$574,553	$241,392
Purchased credit-impaired (PCI) loans
The following table relates to PCI loans acquired in the HCB and Guaranty transactions in 2017 and the NMSB and FCSB transactions in 2016. The table summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the respective acquisition dates.

(Dollars in thousands)	Guaranty	HCB	FCSB	NMSB
Contractually required payments	$158,456	$111,250	$58,036	$50,613
Cash flows expected to be collected	$142,000	$101,802	$50,665	$42,513
Fair value of loans at acquisition	$114,533	$85,149	$43,776	$36,914
The recorded fair values of PCI loans acquired in the HCB and Guaranty transactions in 2017 and the NMSB and FCSB transactions in 2016 as of their respective acquisition date were as follows:

(Dollars in thousands)	Guaranty	HCB	FCSB	NMSB
Commercial:
Construction and land development	$55	$7,061	$559	$125
Commercial mortgage	644	21,836	24,156	26,216
Other commercial real estate	—	6,404	1,158	1,471
Commercial and industrial	2	19,675	1,783	1,847
Other	—	—	1,619	—
Total commercial loans	701	54,976	29,275	29,659
Noncommercial:
Residential mortgage	80,475	25,857	12,518	6,416
Revolving mortgage	33,319	3,434	1,117	121
Construction and land development	26	—	340	—
Consumer	12	882	526	718
Total noncommercial loans	113,832	30,173	14,501	7,255
Total PCI loans	$114,533	$85,149	$43,776	$36,914

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides changes in the carrying value of PCI loans during the years ended December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Balance at January 1	$809,169	$950,516
Fair value of PCI loans acquired during the year	199,682	80,690
Accretion	76,594	76,565
Payments received and other changes, net	(322,447)	(298,602)
Balance at December 31	$762,998	$809,169
Unpaid principal balance at December 31	$1,175,441	$1,266,395

The carrying value of loans on the cost recovery method was $345 thousand at December 31, 2017, and $498 thousand at December 31, 2016. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $624 thousand and $3.5 million at December 31, 2017 and December 31, 2016, respectively.
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.
The following table documents changes to the amount of accretable yield for 2017 and 2016.

(Dollars in thousands)	2017	2016
Balance at January 1	$335,074	$343,856
Additions from acquisitions	44,120	12,488
Accretion	(76,594)	(76,565)
Reclassifications from nonaccretable difference	18,901	29,931
Changes in expected cash flows that do not affect nonaccretable difference	(4,822)	25,364
Balance at December 31	$316,679	$335,074

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E
ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is as follows:

	Non-PCI	PCI	Total
(Dollars in thousands)
Balance at January 1, 2015	$182,837	$21,629	$204,466
Provision (credit) for loan and lease losses	22,937	(2,273)	20,664
Loans and leases charged-off	(25,304)	(3,044)	(28,348)
Loans and leases recovered	9,434	—	9,434
Net charge-offs	(15,870)	(3,044)	(18,914)
Balance at December 31, 2015	189,904	16,312	206,216
Provision (credit) for loan and lease losses	34,870	(1,929)	32,941
Loans and leases charged-off	(29,587)	(614)	(30,201)
Loans and leases recovered	9,839	—	9,839
Net charge-offs	(19,748)	(614)	(20,362)
Balance at December 31, 2016	205,026	13,769	218,795
Provision (credit) for loan and lease losses	29,139	(3,447)	25,692
Loans and leases charged-off	(36,386)	(296)	(36,682)
Loans and leases recovered	14,088	—	14,088
Net charge-offs	(22,298)	(296)	(22,594)
Balance at December 31, 2017	$211,867	$10,026	$221,893

Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2015	$11,961	$85,189	$732	$30,727	$4,286	$3,184	$10,661	$18,650	$892	$16,555	$182,837
Provision (credits)	4,773	(15,822)	1,569	17,432	1,602	(1,420)	4,202	(927)	541	10,987	22,937
Charge-offs	(1,012)	(1,498)	(178)	(5,952)	(402)	—	(1,619)	(2,925)	(22)	(11,696)	(25,304)
Recoveries	566	2,027	45	909	38	91	861	1,173	74	3,650	9,434
Balance at December 31, 2015	16,288	69,896	2,168	43,116	5,524	1,855	14,105	15,971	1,485	19,496	189,904
Provision (credits)	12,871	(21,912)	925	14,583	635	877	801	7,413	45	18,632	34,870
Charge-offs	(680)	(987)	—	(9,013)	(442)	(144)	(926)	(3,287)	—	(14,108)	(29,587)
Recoveries	398	1,281	176	1,539	190	539	467	916	66	4,267	9,839
Balance at December 31, 2016	28,877	48,278	3,269	50,225	5,907	3,127	14,447	21,013	1,596	28,287	205,026
Provision (credits)	(4,329)	(5,694)	1,280	10,658	966	2,189	2,096	2,509	2,366	17,098	29,139
Charge-offs	(599)	(421)	(5)	(10,926)	(995)	(912)	(1,376)	(2,368)	—	(18,784)	(36,386)
Recoveries	521	2,842	27	3,740	249	285	539	1,282	—	4,603	14,088
Balance at December 31, 2017	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$185	$3,648	$209	$665	$397	$—	$2,733	$1,085	$68	$738	$9,728
ALLL for loans and leases collectively evaluated for impairment	24,285	41,357	4,362	53,032	5,730	4,689	12,973	21,351	3,894	30,466	202,139
Total allowance for loan and lease losses	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Loans and leases:
Loans and leases individually evaluated for impairment	$788	$73,655	$1,857	$7,974	$1,914	$521	$37,842	$23,770	$4,551	$2,774	$155,646
Loans and leases collectively evaluated for impairment	668,427	9,655,367	471,576	2,722,433	892,887	301,655	3,485,944	2,677,755	243,738	1,558,399	22,678,181
Total loan and leases	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$3,523,786	$2,701,525	$248,289	$1,561,173	$22,833,827

	December 31, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$151	$3,488	$152	$1,732	$75	$23	$2,447	$366	$109	$667	$9,210
ALLL for loans and leases collectively evaluated for impairment	28,726	44,790	3,117	48,493	5,832	3,104	12,000	20,647	1,487	27,620	195,816
Total allowance for loan and lease losses	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026
Loans and leases:
Loans and leases individually evaluated for impairment	$1,045	$76,361	$1,563	$12,600	$1,074	$142	$31,476	$7,613	$2,613	$1,912	$136,399
Loans and leases collectively evaluated for impairment	648,112	8,949,859	349,728	2,554,901	825,196	340,122	2,857,648	2,593,731	228,787	1,444,226	20,792,310
Total loan and leases	$649,157	$9,026,220	$351,291	$2,567,501	$826,270	$340,264	$2,889,124	$2,601,344	$231,400	$1,446,138	$20,928,709

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
PCI Loans
Allowance for loan losses:
Balance at January 1, 2015	$150	$10,135	$75	$1,240	$5,820	$3,999	$183	$27	$21,629
Provision (credits)	1,029	(1,426)	698	(470)	72	(2,720)	(183)	727	(2,273)
Charge-offs	(97)	(871)	—	(325)	(494)	(756)	—	(501)	(3,044)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	1,082	7,838	773	445	5,398	523	—	253	16,312
Provision (credits)	(599)	(1,249)	(266)	59	(209)	433	—	(98)	(1,929)
Charge-offs	—	(166)	(5)	—	(371)	—	—	(72)	(614)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2016	483	6,423	502	504	4,818	956	—	83	13,769
Provision (credits)	(148)	437	(281)	(198)	(2,701)	(697)	—	141	(3,447)
Charge-offs	—	(296)	—	—	—	—	—	—	(296)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$335	$6,564	$221	$306	$2,117	$259	$—	$224	$10,026

December 31, 2017
ALLL for loans acquired with deteriorated credit quality	$335	$6,564	$221	$306	$2,117	$259	$—	$224	$10,026
Loans acquired with deteriorated credit quality	13,654	358,103	17,124	6,374	299,318	63,908	644	3,873	762,998

December 31, 2016
ALLL for loans acquired with deteriorated credit quality	483	6,423	502	504	4,818	956	—	83	13,769
Loans acquired with deteriorated credit quality	20,766	453,013	12,645	11,844	268,777	38,650	—	3,474	809,169

At December 31, 2017 and December 31, 2016, $279.8 million and $359.7 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $10.0 million and $13.8 million, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	December 31, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$788	$—	$788	$1,110	$185
Commercial mortgage	39,135	34,520	73,655	78,936	3,648
Other commercial real estate	1,351	506	1,857	2,267	209
Commercial and industrial	6,326	1,648	7,974	10,475	665
Lease financing	1,890	24	1,914	2,571	397
Other	—	521	521	521	—
Residential mortgage	19,135	18,707	37,842	39,946	2,733
Revolving mortgage	5,875	17,895	23,770	25,941	1,085
Construction and land development - noncommercial	592	3,959	4,551	5,224	68
Consumer	2,107	667	2,774	3,043	738
Total non-PCI impaired loans and leases	$77,199	$78,447	$155,646	$170,034	$9,728

	December 31, 2016
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$1,002	$43	$1,045	$1,172	$151
Commercial mortgage	42,875	33,486	76,361	82,658	3,488
Other commercial real estate	1,279	284	1,563	1,880	152
Commercial and industrial	8,920	3,680	12,600	16,637	1,732
Lease financing	1,002	72	1,074	1,074	75
Other	142	—	142	233	23
Residential mortgage	20,269	11,207	31,476	32,588	2,447
Revolving mortgage	1,825	5,788	7,613	8,831	366
Construction and land development - noncommercial	645	1,968	2,613	3,030	109
Consumer	1,532	380	1,912	2,086	667
Total non-PCI impaired loans and leases	$79,491	$56,908	$136,399	$150,189	$9,210
Non-PCI impaired loans less than $500,000 that are collectively evaluated were $49.1 million and $47.4 million at December 31, 2017 and 2016, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31, 2017
(Dollars in thousands)	YTD Average Balance	YTD Interest Income Recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$858	$37
Commercial mortgage	73,815	2,596
Other commercial real estate	1,642	34
Commercial and industrial	9,847	376
Lease financing	1,753	51
Other	426	22
Residential mortgage	33,818	990
Revolving mortgage	14,022	436
Construction and land development - noncommercial	3,383	145
Consumer	2,169	103
Total non-PCI impaired loans and leases	$141,733	$4,790

	Year ended December 31, 2016
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,700	$138
Commercial mortgage	82,146	2,671
Other commercial real estate	1,112	38
Commercial and industrial	11,878	417
Lease financing	1,307	63
Other	687	33
Residential mortgage	26,774	805
Revolving mortgage	6,915	171
Construction and land development - noncommercial	983	50
Consumer	1,480	80
Total non-PCI impaired loans and leases	$135,982	$4,466

	Year ended December 31, 2015
Non-PCI impaired loans and leases:
Construction and land development - commercial	$3,164	$146
Commercial mortgage	89,934	3,129
Other commercial real estate	481	12
Commercial and industrial	14,587	510
Lease financing	1,718	74
Other	1,673	37
Residential mortgage	18,524	557
Revolving mortgage	4,368	97
Construction and land development - noncommercial	829	38
Consumer	1,126	75
Total non-PCI impaired loans and leases	$136,404	$4,675

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

The following table provides a summary of total TDRs by accrual status.

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$4,089	$483	$4,572	$3,292	$308	$3,600
Commercial mortgage	62,358	15,863	78,221	70,263	14,435	84,698
Other commercial real estate	1,012	788	1,800	1,635	80	1,715
Commercial and industrial	7,598	910	8,508	9,193	1,436	10,629
Lease financing	722	1,048	1,770	882	192	1,074
Other	521	—	521	64	78	142
Total commercial loans	76,300	19,092	95,392	85,329	16,529	101,858
Noncommercial
Residential mortgage	34,067	9,475	43,542	34,012	5,117	39,129
Revolving mortgage	17,673	5,180	22,853	6,346	1,431	7,777
Construction and land development - noncommercial	—	—	—	240	—	240
Consumer and other	2,351	423	2,774	1,603	309	1,912
Total noncommercial loans	54,091	15,078	69,169	42,201	6,857	49,058
Total loans	$130,391	$34,170	$164,561	$127,530	$23,386	$150,916

Total troubled debt restructurings at December 31, 2017, were $164.6 million, of which $18.5 million were PCI and $146.1 million were non-PCI. TDRs at December 31, 2016, were $150.9 million, of which $26.4 million were PCI and $124.5 million were non-PCI.

The majority of TDRs are included in the special mention, substandard or doubtful grading categories, which results in more elevated loss expectations when projecting the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, all TDRs are individually evaluated for impairment through a review of collateral values or analysis of cash flows at least annually.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the types of TDRs made during the years ended December 31, 2017, and 2016, as well as a summary of loans that were modified as a TDR during the years ended December 31, 2017, and 2016 that subsequently defaulted during the years ended December 31, 2017, and 2016. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Year ended December 31, 2017				Year ended December 31, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
Non-PCI loans and leases
Interest only period provided
Commercial mortgage	4	$490	—	$—	2	$569	1	$326
Residential mortgage	—	—	—	—	1	122	1	122
Revolving mortgage	1	82	—	—	—	—	—	—
Total interest only	5	572	—	—	3	691	2	448

Loan term extension
Construction and land development - commercial	—	—	—	—	1	40	1	40
Commercial mortgage	3	2,240	—	—	7	2,428	—	—
Other commercial real estate	—	—	—	—	1	747	—	—
Commercial and industrial	9	246	—	—	8	1,070	—	—
Residential mortgage	10	1,915	1	243	15	2,183	—	—
Revolving mortgage	14	1,233	1	30	—	—	—	—
Construction and land development - noncommercial	1	35	—	—	2	421	—	—
Consumer	9	327	—	—	3	30		—
Other	1	521	—	—	—	—	—	—
Total loan term extension	47	6,517	2	273	37	6,919	1	40

Below market interest rate
Construction and land development - commercial	3	170	2	170	6	231	1	—
Commercial mortgage	49	11,716	16	2,001	45	12,030	16	1,986
Commercial and industrial	27	1,227	9	452	34	3,056	11	1,144
Other commercial real estate	5	340	3	181	3	619	—	—
Lease financing	3	633	2	588	4	152	4	152
Residential mortgage	104	6,858	33	2,867	185	11,087	48	2,583
Revolving mortgage	129	6,457	36	1,550	5	106	—	—
Construction and land development - noncommercial	16	1,877	3	43	15	676	4	96
Consumer	18	95	5	30	10	222	2	15
Other	1	—	—	—	2	120	1	78
Total below market interest rate	355	29,373	109	7,882	309	28,299	87	6,054

Discharged from bankruptcy
Construction and land development - commercial	1	15	1	15	1	22	1	22
Commercial mortgage	8	2,052	1	—	4	347	2	73
Commercial and industrial	10	56	7	—	6	83	—	—
Lease financing	17	431	16	431	1	84	—	—
Residential mortgage	41	3,723	17	1,161	22	773	14	326
Revolving mortgage	46	2,597	15	724	51	3,043	13	345
Construction and land development - noncommercial	2	35	2	35	—	—	—	—
Consumer	85	1,003	30	315	69	770	23	250
Total discharged from bankruptcy	210	9,912	89	2,681	154	5,122	53	1,016
Total non-PCI restructurings	617	$46,374	200	$10,836	503	$41,031	143	$7,558

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2017				Year ended December 31, 2016
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
PCI loans
Interest only period provided
Commercial and industrial	1	$634	1	$634	—	$—	—	$—
Total interest only	1	634	1	634	—	—	—	—

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	52	—	—
Commercial mortgage	4	725	—	—	4	3,255	—	—
Residential mortgage	4	314	1	101	3	172	—	—
Total below market interest rate	8	1,039	1	101	8	3,479	—	—

Discharged from bankruptcy
Commercial mortgage	3	458	1	262	2	2,965	1	3
Residential mortgage	3	495	1	157	—	—	—	—
Total discharged from bankruptcy	6	953	2	419	2	2,965	1	3
Total PCI restructurings	15	$2,626	4	$1,154	10	$6,444	1	$3

NOTE F
PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	2017	2016
Land	$290,990	$285,612
Premises and leasehold improvements	1,158,699	1,130,650
Furniture and equipment	489,067	443,560
Total	1,938,756	1,859,822
Less accumulated depreciation and amortization	800,325	726,778
Total premises and equipment	$1,138,431	$1,133,044

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
Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2017:

(Dollars in thousands)	Year ended December 31
2018	$25,797
2019	18,838
2020	12,691
2021	10,780
2022	9,181
Thereafter	45,138
Total minimum payments	$122,425

Total rent expense for all operating leases amounted to $15.2 million in 2017, $13.0 million in 2016 and $13.8 million in 2015, net of rent income, which was $6.6 million, $6.5 million and $6.4 million during 2017, 2016 and 2015, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G
OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during 2017 and 2016.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at January 1, 2016	$6,817	$58,742	$65,559
Additions	4,888	30,384	35,272
Additions acquired in the Cordia acquisition	—	1,170	1,170
Additions acquired in the FCSB acquisition	—	375	375
Sales	(937)	(33,241)	(34,178)
Write-downs	(580)	(6,387)	(6,967)
Transfers (1)	(9,716)	9,716	—
Balance at December 31, 2016	472	60,759	61,231
Additions	260	34,720	34,980
Additions acquired in the Guaranty acquisition	—	55	55
Sales	(369)	(37,997)	(38,366)
Write-downs	(92)	(6,711)	(6,803)
Balance at December 31, 2017	$271	$50,826	$51,097
(1) Transfers include OREO balances associated with expired or terminated shared-loss agreements.
At December 31, 2017 and 2016, BancShares had $19.8 million and $15.0 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $26.9 million and $21.8 million at December 31, 2017 and December 31, 2016, respectively.
NOTE H
FDIC SHARED-LOSS RECEIVABLE

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

During 2017, FCB entered into an agreement with the FDIC to terminate the shared-loss agreement for Venture Bank (VB). Under the terms of the agreement, FCB made a payment of $285 thousand to the FDIC as consideration for early termination of the shared-loss agreement. The early termination resulted in an adjustment of $240 thousand to the FDIC shared-loss receivable and a $45 thousand loss on the termination of the shared-loss agreement. In addition to the shared-loss agreement termination for VB, FCB terminated five shared-loss agreements in 2016, including Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank. The resulting positive net impact to pre-tax earnings from the early termination of the five FDIC shared-loss agreements in 2016 was $16.6 million.

As of December 31, 2017, shared-loss agreements are still active for First Regional Bank (FRB), Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $67.8 million. FRB remains in a recovery period, where any recoveries are shared with the FDIC, until March 2020.

The following table provides changes in the receivable from the FDIC for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Balance at January 1	$4,172	$4,054	$28,701
Amortization	(1,865)	(4,734)	(10,899)
Net cash payments to the FDIC	7,440	21,059	33,296
Post-acquisition adjustments	(7,764)	(14,745)	(47,044)
Termination of FDIC shared-loss agreements	240	(1,462)	—
Balance at December 31	$2,223	$4,172	$4,054

NOTE I

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DEPOSITS
Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2017	2016
Demand	$11,237,375	$10,130,549
Checking with interest	5,230,060	4,919,727
Money market accounts	8,059,271	8,193,392
Savings	2,340,449	2,099,579
Time	2,399,120	2,818,096
Total deposits	$29,266,275	$28,161,343

Time deposits with a denomination of $250,000 or more were $414.0 million and $519.7 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2018	$1,684,017
2019	378,234
2020	202,134
2021	95,179
2022	39,553
Thereafter	3
Total time deposits	$2,399,120

NOTE J
SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

(Dollars in thousands)	2017	2016
Repurchase agreements	$586,171	$590,772
Notes payable to Federal Home Loan Banks	90,000	10,000
Federal funds purchased	2,551	2,551
Subordinated notes payable	15,000	—
Unamortized purchase accounting adjustments	85	164
Total short-term borrowings	$693,807	$603,487
At December 31, 2017, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $665.0 million on an unsecured basis. Additionally, under borrowing arrangements with the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta, BancShares has access to an additional $7.33 billion on a secured basis.

NOTE K
REPURCHASE AGREEMENTS
BancShares utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and secure wholesale funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are generally reflected as short-term borrowings on the Consolidated Balance Sheets.
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $684.2 million and $690.8 million at December 31, 2017 and December 31, 2016, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in borrowings on the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 is presented in the following tables.

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$556,171	$—	$30,000	$—	$586,171
Gross amount of recognized liabilities for repurchase agreements					$586,171

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$590,772	$—	$—	$30,000	$620,772
Gross amount of recognized liabilities for repurchase agreements					$620,772

NOTE L
LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

(Dollars in thousands)	2017	2016
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	$90,207	$90,207
Junior subordinated debenture at 3-month LIBOR plus 2.25 percent maturing June 15, 2034	19,588	24,742
Junior subordinated debenture at 3-month LIBOR plus 2.85 percent maturing April 7, 2034	10,310	10,310
Subordinated notes payable at 8.00 percent maturing June 1, 2018	—	15,000
Obligations under capitalized leases extending to June 2026	7,795	5,701
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.00 percent to 3.06 percent and maturing through February 2026	745,221	660,237
Unamortized purchase accounting adjustments	(2,964)	(3,350)
Other long-term debt	83	30,095
Total long-term obligations	$870,240	$832,942

At December 31, 2017, long-term obligations included $120.1 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, and SCB Capital Trust I, special purpose entities and grantor trusts for $116.5 million of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

On January 17, 2018, BancShares prepaid four FHLB advances totaling $325.0 million resulting in a net gain of $13.6 million. On February 7, 2018, BancShares acquired $2.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/NC Capital Trust III. BancShares paid approximately $1.8 million, plus unpaid accrued distributions on the securities for the current distribution period. On February 9, 2018, BancShares prepaid four additional FHLB advances totaling $350.0 million resulting in a net gain of $12.1 million.

Long-term obligations maturing in each of the five years subsequent to December 31, 2017 and thereafter include:

Year ended December 31
2018	$1,298
2019	1,340
2020	1,384
2021	71,431
2022	76,241
Thereafter	718,546
Total long-term obligations	$870,240

NOTE M
ESTIMATED FAIR VALUES

Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Where there is no active market for a financial instrument, BancShares has made estimates using discounted cash flows or other valuation techniques. Inputs to these valuation techniques are subjective in nature, involve uncertainties and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts BancShares could realize in a current market exchange.
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

BancShares' management reviews any changes to its valuation methodologies to ensure they are appropriate and justified, and refines valuation methodologies as more market-based data becomes available. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There have been no changes for 2017 or 2016.
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

Loans held for sale. Certain residential real estate loans are originated to be sold to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Portfolio loans that are subsequently transferred to held for sale to be sold in the secondary market are carried at the lower of amortized cost or fair value. The fair value of the transferred portfolio loans is based on the quoted prices and is considered a Level 1 input.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2017 and 2016. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2. Lastly, the receivable from the FDIC for shared-loss agreements is designated as Level 3.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$336,150	$336,150	$539,741	$539,741
Overnight investments	1,387,927	1,387,927	1,872,594	1,872,594
Investment securities available for sale	7,180,180	7,180,180	7,006,580	7,006,580
Investment securities held to maturity	76	81	98	104
Loans held for sale	51,179	51,179	74,401	74,401
Net loans and leases	23,374,932	22,257,803	21,519,083	20,614,548
Receivable from the FDIC for shared-loss agreements	2,223	2,223	4,172	4,172
Income earned not collected	95,249	95,249	79,839	79,839
Federal Home Loan Bank stock	52,685	52,685	43,495	43,495
Mortgage servicing rights	21,945	26,170	20,415	24,446
Deposits	29,266,275	29,230,768	28,161,343	28,135,698
Short-term borrowings	693,807	693,807	603,487	603,487
Long-term obligations	870,240	852,112	832,942	832,201
Payable to the FDIC for shared-loss agreements	101,342	102,684	97,008	100,069
Accrued interest payable	3,952	3,952	3,797	3,797

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Among BancShares’ assets and liabilities, investment securities available for sale and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2017 and December 31, 2016.

	December 31, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,657,864	$—	$1,657,864	$—
Mortgage-backed securities	5,349,426	—	5,349,426	—
Equity securities	105,208	19,341	85,867	—
Corporate bonds	59,963	—	59,963	—
Other	7,719	—	7,719	—
Total investment securities available for sale	$7,180,180	$19,341	$7,160,839	$—
Loans held for sale	$51,179	$—	$51,179	$—

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,650,319	$—	$1,650,319	$—
Government agency	40,398	—	40,398	—
Mortgage-backed securities	5,175,425	—	5,175,425	—
Equity securities	83,507	29,145	54,362	—
Corporate bonds	49,562	—	49,562	—
Other	7,369	—	7,369	—
Total investment securities available for sale	$7,006,580	$29,145	$6,977,435	$—
Loans held for sale	$74,401	$—	$74,401	$—

There were no transfers between levels during the years ended December 31, 2017 and 2016.

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and were gains of $2.9 million and $176 thousand for the years ended December 31, 2017 and 2015, respectively, and a loss of $2.4 million for the year ended December 31, 2016.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of December 31, 2017 and 2016.

	December 31, 2017
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$51,179	$49,796	$1,383

	December 31, 2016
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$74,401	$75,893	$(1,492)
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2017 and 2016.

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
Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6 and 11 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate generally ranges between 2 and 18 percent.
OREO that has been acquired or written down in the current year is deemed to be at fair value, which uses asset valuations. Asset values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6 and 11 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2017 and December 31, 2016.

	December 31, 2017
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Impaired loans	$72,539	$—	$—	$72,539
Other real estate remeasured during current year	40,167	—	—	40,167

	December 31, 2016
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Impaired loans	$70,977	$—	$—	$70,977
Other real estate remeasured during current year	45,402	—	—	45,402
Mortgage servicing rights	342	—	—	342

No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2017 and December 31, 2016.

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

Defined Benefit Pension Plans

Employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (BancShares Plan). The BancShares plan was closed to new participants as of April 1, 2007. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. Covered employees fully vested in the BancShares Plan after five years of service. FCB makes contributions to the pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $50.0 million were made to the BancShares Plan during both 2017 and 2016. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including, but not limited to, the funded status of and returns on the BancShares Plan, discount rates and the current economic environment.

Certain legacy Bancorporation employees who qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (Bancorporation Plan). The Bancorporation plan was closed to new participants as of September 1, 2007. Retirement benefits are based on years of service and highest average annual compensation for five consecutive years during the last ten years of employment. Covered employees fully vested in the Bancorporation Plan after five years of service. FCB makes contributions to the Bancorporation Plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. No contributions were made to the Bancorporation Plan for 2017 and 2016. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of and returns on the BancShares Plan, discount rates and the current economic environment.

Obligations and Funded Status

BancShares Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Change in benefit obligation
Projected benefit obligation at January 1	$673,227	$611,502
Service cost	12,638	12,618
Interest cost	28,940	28,892
Actuarial loss	57,041	40,571
Benefits paid	(21,898)	(20,356)
Projected benefit obligation at December 31	749,948	673,227
Change in plan assets
Fair value of plan assets at January 1	600,616	550,025
Actual return on plan assets	84,281	20,947
Employer contributions	50,000	50,000
Benefits paid	(21,898)	(20,356)
Fair value of plan assets at December 31	712,999	600,616
Funded status at December 31	$(36,949)	$(72,611)
The amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 consist of:

(Dollars in thousands)	2017	2016
Other assets	$—	$—
Other liabilities	(36,949)	(72,611)
Net liability recognized	$(36,949)	$(72,611)

The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Net loss	$125,745	$119,766
Less prior service cost	137	347
Accumulated other comprehensive loss, excluding income taxes	$125,882	$120,113

The following table provides expected amortization amounts for 2018.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)
Actuarial loss	$12,998
Prior service cost	79
Total	$13,077

The accumulated benefit obligation for the plan at December 31, 2017 and 2016 was $659.0 million and $587.3 million, respectively. The BancShares Plan uses a measurement date of December 31.

The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2017 and 2016. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2017 and 2016.

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Service cost	$12,638	$12,618	$14,083
Interest cost	28,940	28,892	26,975
Expected return on assets	(42,074)	(36,643)	(33,198)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	8,855	6,859	11,376
Total net periodic benefit cost	8,569	11,936	19,446
Current year actuarial loss	14,834	56,268	927
Amortization of actuarial loss	(8,855)	(6,859)	(11,376)
Amortization of prior service cost	(210)	(210)	(210)
Total recognized in other comprehensive income	5,769	49,199	(10,659)
Total recognized in net periodic benefit cost and other comprehensive income	$14,338	$61,135	$8,787
The assumptions used to determine the benefit obligations at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Discount rate	3.76%	4.30%
Rate of compensation increase	4.00	4.00

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015, are as follows:

(Dollars in thousands)	2017	2016	2015
Discount rate	4.30%	4.68%	4.27%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.50

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

Bancorporation Plan

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Change in benefit obligation
Projected benefit obligation at January 1	$156,831	$143,241
Service cost	2,548	2,567
Interest cost	6,653	6,775
Actuarial loss	9,168	9,682
Benefits paid	(5,720)	(5,434)
Projected benefit obligation at December 31	169,480	156,831
Change in plan assets
Fair value of plan assets at January 1	152,084	150,893
Actual return on plan assets	22,227	6,625
Benefits paid	(5,720)	(5,434)
Fair value of plan assets at December 31	168,591	152,084
Funded status at December 31	$(889)	$(4,747)
The amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 consist of:

(Dollars in thousands)	2017	2016
Other assets	$—	$—
Other liabilities	(889)	(4,747)
Net liability recognized	$(889)	$(4,747)
The following table details the amounts recognized in accumulated other comprehensive loss at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Net loss	$19,117	$21,661
Less prior service cost	—	—
Accumulated other comprehensive loss, excluding income taxes	$19,117	$21,661
The following table provides expected amortization amounts for 2018.

(Dollars in thousands)
Actuarial loss	$329
Prior service cost	—
Total	$329
The accumulated benefit obligation for the plan at December 31, 2017 and 2016 was $157.6 million and $143.7 million, respectively. The Bancorporation Plan uses a measurement date of December 31.
The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2017 and 2016. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2017 and 2016.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Service cost	$2,548	$2,567	$3,341
Interest cost	6,653	6,775	6,393
Expected return on assets	(11,170)	(11,101)	(11,482)
Amortization of net actuarial loss	655	—	—
Total net periodic benefit cost	(1,314)	(1,759)	(1,748)
Current year actuarial loss	(1,889)	14,157	458
Amortization of actuarial loss	(655)	—	—
Curtailments	—	—	(2,076)
Total recognized in other comprehensive income	(2,544)	14,157	(1,618)
Total recognized in net periodic benefit cost and other comprehensive income	$(3,858)	$12,398	$(3,366)
The assumptions used to determine the benefit obligations at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Discount rate	3.76%	4.30%
Rate of compensation increase	4.00	4.00
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows:

(Dollars in thousands)	2017	2016	2015
Discount rate	4.30%	4.68%	4.27%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.50

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares Plan
The fair values of pension plan assets at December 31, 2017 and 2016, by asset class are as follows:

	December 31, 2017
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$67,084	$67,084	—	—	0-5%	9%
Equity securities					30-70%	65%
Common and preferred stock	76,920	76,920	—	—
Mutual funds	381,747	360,175	21,572	—
Fixed income					15-45%	23%
U.S. government and government agency securities	60,663	—	60,663	—
Corporate bonds	83,571	—	83,571	—
Mutual funds	20,497	20,497	—	—
Alternative investments					0-30%	3%
Mutual funds	22,517	22,517	—	—
Total pension assets	$712,999	$547,193	$165,806	$—		100%

	December 31, 2016
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$60,674	$60,674	$—	$—	0 - 1%	10%
Equity securities					30 - 70%	54%
Common and preferred stock	66,015	65,964	51	—
Mutual funds	256,976	252,710	4,266	—
Fixed income					15 - 45%	28%
U.S. government and government agency securities	57,890	—	57,890	—
Corporate bonds	68,198	—	68,198	—
Mutual funds	42,849	42,849	—	—
Alternative investments					0 - 30%	8%
Mutual funds	48,014	48,014	—	—
Total pension assets	$600,616	$470,211	$130,405	$—		100%

Cash and equivalents comprise approximately 9 percent of BancShares actual plan assets at December 31, 2017, exceeding the target allocation range due to the $50.0 million contribution to the plan in December 2017.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plan

	December 31, 2017
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$3,941	$3,941	$—	$—	0-5%	2%
Equity securities					30-70%	70%
Common and preferred stock	26,892	26,892	—	—
Mutual funds	90,466	84,954	5,512	—
Fixed income					15-45%	25%
U.S. government and government agency securities	15,798	—	15,798	—
Corporate bonds	20,572	—	20,572	—
Mutual funds	5,163	5,163	—	—
Alternative investments					0-30%	3%
Mutual funds	5,759	5,759	—	—
Total pension assets	$168,591	$126,709	$41,882	—		100%

	December 31, 2016
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$3,839	$3,839	$—	$—	0 - 1%	2%
Equity securities					30 - 70%	58%
Common and preferred stock	18,274	18,260	14	—
Mutual funds	69,978	68,832	1,146	—
Fixed income					15 - 45%	31%
U.S. government and government agency securities	15,407	—	15,407	—
Corporate bonds	19,496	—	19,496	—
Mutual funds	11,822	11,822	—	—
Alternative investments					0 - 30%	9%
Mutual funds	13,268	13,268	—	—
Total pension assets	$152,084	$116,021	$36,063	—		100%

Cash Flows

Following are estimated payments to pension plan participants in the indicated periods for each plan:

(Dollars in thousands)	BancShares Plan	Bancorporation Plan
2018	$26,051	$6,797
2019	27,514	7,099
2020	29,061	7,451
2021	30,634	7,879
2022	32,074	8,364
2023-2027	186,617	47,307

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

401(k) Savings Plans

Effective January 1, 2015, FCB merged the legacy Bancorporation 401(k) savings plan and Bancorporation enhanced 401(k) savings plan into the existing BancShares 401(k) savings plan and BancShares enhanced 401(k) savings plan. Participation in and terms of the FCB 401(k) plan and enhanced 401(k) plan did not change as a result of the mergers.

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

FCB made participating contributions to the 401(k) plans of $25.3 million, $23.5 million and $22.6 million during 2017, 2016 and 2015, respectively.

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

The following table provides the accrued liability as of December 31, 2017 and 2016, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2017	2016
Present value of accrued liability as of January 1	$38,597	$39,878
Benefit expense and interest cost	3,262	3,232
Benefits paid	(4,560)	(4,194)
Benefits forfeited	—	(319)
Present value of accrued liability as of December 31	$37,299	$38,597
Discount rate at December 31	3.76%	4.30%

Other Compensation Plans

FCB offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas or other performance criteria, or it may be at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward FCB's success. As of December 31, 2017 and 2016, the accrued liability for incentive compensation was $33.4 million and $28.4 million, respectively.

NOTE O
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
Other noninterest income for the years ended December 31, 2017, 2016 and 2015 was $47.8 million, $34.2 million and $36.4 million, respectively. The most significant item in other noninterest income was recoveries on PCI loans that have been previously charged-off. BancShares records the portion of recoveries not covered under shared-loss agreements as noninterest income rather than as an adjustment to the allowance for loan losses. These recoveries were $21.1 million, $20.1 million and $21.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to the acquisition date due to declining expected cash flow. Additionally, another large increase in other noninterest income in 2017 was related to the early termination of two forward starting FHLB advances that resulted in a gain of $12.5 million.
Other noninterest expense for the years ended December 31, 2017, 2016 and 2015 included the following:

(Dollars in thousands)	2017	2016	2015
Processing fees paid to third parties	25,673	18,976	18,779
Cardholder reward programs	9,956	10,615	11,069
Telecommunications	12,172	14,496	14,406
Consultant	14,963	10,931	8,925
Core deposit intangible amortization	17,194	16,851	18,892
Advertising	11,227	10,239	12,431
Other	95,014	98,607	87,938
Total other noninterest expense	$186,199	$180,715	$172,440

NOTE P
INCOME TAXES
At December 31, income tax expense consisted of the following:

(Dollars in thousands)	2017	2016	2015
Current tax expense
Federal	$87,992	$84,946	$105,367
State	6,116	7,493	16,111
Total current tax expense	94,108	92,439	121,478
Deferred tax expense (benefit)
Federal	115,392	23,144	(2,758)
State	10,446	10,002	3,308
Total deferred tax expense	125,838	33,146	550
Total income tax expense	$219,946	$125,585	$122,028

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

(Dollars in thousands)	2017	2016	2015
Income taxes at federal statutory rates	$190,294	$122,874	$116,345
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(2,525)	(2,901)	(3,020)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	10,765	11,372	12,622
Effect of federal rate change	25,762	—	—
Acquisition stock settlement	—	(98)	—
Tax credits net of amortization	(4,840)	(4,138)	(3,060)
Other, net	490	(1,524)	(859)
Total income tax expense	$219,946	$125,585	$122,028

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset included the following components at December 31:

(Dollars in thousands)	2017	2016
Allowance for loan and lease losses	$50,853	$80,939
Pension liability	704	15,679
Executive separation from service agreements	8,548	14,278
Federal net operating loss carryforward	2,685	5,019
Net unrealized loss on securities included in accumulated other comprehensive loss	10,849	26,832
Accelerated depreciation	—	133
FDIC assisted transactions timing differences	—	52,579
Other reserves	5,570	10,504
Other	10,116	26,663
Deferred tax asset	89,325	232,626
Accelerated depreciation	7,562	—
Lease financing activities	9,131	11,651
Net deferred loan fees and costs	8,708	10,867
Intangible assets	12,252	6,335
Security, loan and debt valuations	7,018	22,656
FDIC assisted transactions timing differences	1,113	—
Other	4,565	8,501
Deferred tax liability	50,349	60,010
Net deferred tax asset	$38,976	$172,616
At December 31, 2017, $12.8 million of existing gross deferred tax assets relate to net operating loss carryforwards which expire in years beginning in 2024 through 2034. The net operating losses were acquired through the acquisition of Cordia and are subject to the annual limitation set forth by Internal Revenue Code Section 382. No valuation allowance was necessary as of December 31, 2017 to reduce BancShares’ gross deferred tax asset to the amount that is more likely than not to be realized.
The Tax Act was enacted on December 22, 2017. The SEC issued Staff Accounting Bulletin No. 118 to address uncertainty in applying ASC Topic 740 in the reporting period in which the Tax Act was enacted. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. Tax expense was increased in the fourth quarter by a provisional $25.8 million to reflect the Tax Act changes. This increase includes additional tax expense related to our investments in low income housing tax credits and revaluation of the deferred tax asset for items charged or credited directly to AOCI. The revaluation of the deferred tax asset related to items that are charged or credited directly to AOCI was a component of 2017 income tax expense and recognized in continuing operations as required by ASC Topic 740. The ultimate impact may differ from this provisional amount due to additional analysis, changes in interpretations and assumptions and additional regulatory guidance that may be issued. The provisional amount is expected to be finalized when the 2017 U.S. Corporate income tax return is filed in 2018.

During the second quarter of 2017 and third quarter of 2016, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted June 28, 2017 and July 23, 2013, respectively. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in income tax expense in 2017 and 2016. The lower state corporate income tax rate did not have a material impact on income tax expense.
BancShares and its subsidiaries' federal income tax returns for 2014 through 2016 remain open for examination. Generally, the state jurisdictions in which BancShares files income tax returns are subject to examination for a period up to four years after returns are filed. BancShares' state tax returns are currently under exam by North Carolina for 2012 through 2015, California for 2011 through 2015 and Florida for 2012 through 2013.
The following table provides a rollforward of Bancshares’ gross unrecognized tax benefits, excluding interest and penalties, during the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Unrecognized tax benefits at the beginning of the year	$28,879	$5,975	$3,865
Reductions related to tax positions taken in prior year	—	(327)	(79)
Additions related to tax positions taken in current year	125	23,231	2,189
Unrecognized tax benefits at the end of the year	$29,004	$28,879	$5,975

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the unrecognized tax benefits, if recognized, would affect Bancshares’ effective tax rate.
BancShares has unrecognized tax benefits relating to uncertain state tax positions in North Carolina and other state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the financial statements. Bancshares does not expect the unrecognized tax benefits to change significantly during 2018.
BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2017, 2016 and 2015, Bancshares recorded $450 thousand, $357 thousand and $298 thousand which primarily represent accrued interest.
NOTE Q
TRANSACTIONS WITH RELATED PERSONS

BancShares has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons) and entities that are controlled by Related Persons.

For those identified as Related Persons as of December 31, 2017, the following table provides an analysis of changes in the loans outstanding during 2017 and 2016:

	Year ended December 31
(dollars in thousands)	2017	2016
Balance at January 1	$353	$79
New loans	11	314
Repayments	(290)	(40)
Balance at December 31	$74	$353

Unfunded loan commitments available to Related Persons were $2.1 million and $1.8 million as of December 31, 2017 and 2016, respectively.

NOTE R
GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $150.6 million at December 31, 2017 and 2016, with no impairment recorded during 2017, 2016 and 2015. The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Balance at January 1	$150,601	$139,773
Acquired in the Cordia merger	—	10,828
Balance at December 31	$150,601	$150,601

Mortgage Servicing Rights

Our portfolio of residential mortgage loans serviced for third parties was $2.81 billion, $2.49 billion and $2.15 billion as of December 31, 2017, 2016 and 2015, respectively. These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity of the servicing asset for the years ended December 31, 2017, 2016 and 2015 is presented in the following table:

(Dollars in thousands)	2017	2016	2015
Balance at January 1	$20,415	$19,351	$16,688
Servicing rights originated	7,174	5,931	5,910
Amortization	(5,648)	(4,958)	(4,002)
Valuation allowance reversal	4	91	755
Balance at December 31	$21,945	$20,415	$19,351

The following table presents the activity in the servicing asset valuation allowance for the years ended December 31, 2017, 2016 and 2015:

(Dollars in thousands)	2017	2016	2015
Balance at January 1	$4	$95	$850
Valuation allowance reversal	(4)	(91)	(755)
Balance at December 31	$—	$4	$95
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the years ended December 31, 2017, 2016 and 2015 were $7.1 million, $5.8 million, and $5.4 million, respectively, and reported in mortgage income in the Consolidated Statements of Income.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of December 31, 2017 and 2016 were as follows:

	2017	2016
Discount rate - conventional fixed loans	9.41%	9.45%
Discount rate - all loans excluding conventional fixed loans	10.41%	10.45%
Weighted average constant prepayment rate	10.93%	10.42%
Weighted average cost to service a loan	$64.03	$62.75

Other Intangible Assets

Core deposit intangibles comprise the majority of the other intangible assets as of December 31, 2017 and 2016. Intangible assets generated by acquisitions, which represent the estimated fair value of core deposits and other customer relationships that were acquired, are being amortized on an accelerated basis over their estimated useful lives. The estimated useful remaining lives range from 1 year to less than 8 years.

The following information relates to other intangible assets, all customer-related, which are being amortized over their estimated useful lives:

(Dollars in thousands)	2017	2016
Balance at January 1	$57,625	$71,635
Acquired in the NMSB acquisition	—	240
Acquired in the FCSB acquisition	—	390
Acquired in the Cordia acquisition	—	2,210
Acquired in the HCB acquisition	850	—
Acquired in the Guaranty acquisition	9,870	—
Amortization	(17,194)	(16,850)
Balance at December 31	$51,151	$57,625

The gross amount of other intangible assets and accumulated amortization as of December 31, 2017 and 2016, are:

(Dollars in thousands)	2017	2016
Gross balance	$128,761	$118,041
Accumulated amortization	(77,610)	(60,416)
Carrying value	$51,151	$57,625

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

(Dollars in thousands)
2018	$15,394
2019	12,275
2020	9,431
2021	6,799
2022	4,288
NOTE S
SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND OTHER REGULATORY MATTERS

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. Under Basel III, requirements include a common equity Tier 1 ratio minimum of 4.50 percent, Tier 1 risk-based capital minimum of 6.00 percent, total risk-based capital ratio minimum of 8.00 percent and Tier 1 leverage capital ratio minimum of 4.00 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established by Basel III above the regulatory minimum requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. Basel III became effective for BancShares on January 1, 2015, with full compliance of all Basel III requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.

Based on the most recent notifications from its regulators, FCB is well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2017, BancShares and FCB met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would affect each entity's well-capitalized status.

Following is an analysis of capital ratios under Basel III guidelines for BancShares and FCB as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Amount	Ratio	Requirements to be well-capitalized	Amount	Ratio	Requirements to be well-capitalized
BancShares
Tier 1 risk-based capital	$3,287,364	12.88%	8.00%	$2,995,557	12.42%	8.00%
Common equity Tier 1	3,287,364	12.88	6.50	2,995,557	12.42	6.50
Total risk-based capital	3,626,789	14.21	10.00	3,339,986	13.85	10.00
Leverage capital	3,287,364	9.47	5.00	2,995,557	9.05	5.00
FCB
Tier 1 risk-based capital	3,189,709	12.54	8.00	2,942,829	12.25	8.00
Common equity Tier 1	3,189,709	12.54	6.50	2,942,829	12.25	6.50
Total risk-based capital	3,422,634	13.46	10.00	3,172,757	13.21	10.00
Leverage capital	3,189,709	9.22	5.00	2,942,829	8.94	5.00

BancShares and FCB had capital conservation buffers above minimum total risk-based capital requirements of 6.21 percent and 5.46 percent, respectively, at December 31, 2017. The buffers exceed the 1.25 percent requirement and, therefore, result in no limit on distributions.

BancShares had no trust preferred capital securities included in Tier 1 capital at December 31, 2017 and December 31, 2016 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.

At December 31, 2017, Tier 2 capital of BancShares included no amount of qualifying subordinated debt with a scheduled maturity date of June 18, 2018 compared to $3.0 million at December 31, 2016. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures. Once the debt is within one year of its scheduled maturity date, no amount of the debt is allowed to be included in Tier 2 capital.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

During 2017, our Board authorized the purchase of up to 800,000 shares of our Class A common stock. The shares may be purchased from time to time at management's discretion from November 1, 2017 through October 31, 2018. It does not obligate BancShares to purchase any particular amount of shares and purchases may be suspended or discontinued at any time. The Board's action replaced existing authority to purchase up to 200,000 shares in effect during the twelve months preceding November 1, 2017. As of December 31, 2017, no purchases had occurred pursuant to either authorization.

The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce capital below applicable capital requirements. As of December 31, 2017, the maximum amount of the dividend was limited to $1.07 billion to preserve well-capitalized status. Dividends declared by FCB and paid to BancShares amounted to $50.4 million in 2017, $90.1 million in 2016 and $75.0 million in 2015.

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2017, the requirements averaged $625.7 million.

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

The following table presents the commitments to extend credit and unfunded commitments as of December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Unused commitments to extend credit	9,629,365	8,808,218
Standby letters of credit	81,530	83,750
Unfunded commitments for investments in affordable housing projects	61,819	57,079

Pursuant to standard representations and warranties relating to residential mortgage loan sales sold on a non-recourse basis, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $882 thousand and $3.0 million as of December 31, 2017 and 2016, respectively, for estimated losses arising from these standard representation and warranty provisions. The methodology used to estimate the loan repurchase obligation was enhanced during 2017. The enhancements resulted in lower required reserves as of December 31, 2017.

BancShares has a receivable from the FDIC totaling $2.2 million and $4.2 million as of December 31, 2017 and 2016, respectively, for the expected reimbursement of losses on assets covered under the various shared-loss agreements. The shared-loss agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and contingencies and requests for reimbursement may be delayed or disallowed for noncompliance. See Note H for additional information on the receivable from the FDIC regarding the early termination of a shared-loss agreement during 2017.

The shared-loss agreements for two FDIC-assisted transactions, FRB and UWB, include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of December 31, 2017 and 2016, the clawback liability was $101.3 million and $97.0 million, respectively. The clawback liability payment dates for FRB and UWB are March 2020 and March 2021, respectively.

BancShares entered into forward-starting advances with the FHLB of Atlanta in June 2016 to receive $200.0 million of fixed rate long-term funding. There were two advances of $100.0 million each scheduled to fund in June 2018 but both advances were terminated in December 2017. BancShares received cash of $12.5 million associated with the early termination and recorded this as a gain in other noninterest income in the Consolidated Statements of Income.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE U
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss included the following at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on investment securities available for sale	$(48,834)	$(17,889)	$(30,945)	$(72,707)	$(26,832)	$(45,875)
Funded status of defined benefit plan	(144,999)	(53,650)	(91,349)	(141,774)	(52,457)	(89,317)
Total	$(193,833)	$(71,539)	$(122,294)	$(214,481)	$(79,289)	$(135,192)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2017 and 2016:

(Dollars in thousands)	Unrealized (losses) gains on available-for-sale securities(1)	(Losses) gains on cash flow hedges(1)	Defined benefit pension items(1)	Total
Balance at January 1, 2016	$(15,125)	$(892)	$(48,423)	$(64,440)
Other comprehensive (loss) income before reclassifications	(13,946)	892	(45,347)	(58,401)
Amounts reclassified from accumulated other comprehensive loss	(16,804)	—	4,453	(12,351)
Net current period other comprehensive (loss) income	(30,750)	892	(40,894)	(70,752)
Balance at December 31, 2016	(45,875)	—	(89,317)	(135,192)
Other comprehensive income (loss) before reclassifications	17,635	—	(8,156)	9,479
Amounts reclassified from accumulated other comprehensive loss	(2,705)	—	6,124	3,419
Net current period other comprehensive income (loss)	14,930	—	(2,032)	12,898
Balance at December 31, 2017	$(30,945)	$—	$(91,349)	$(122,294)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the twelve months ended December 31, 2017 and 2016:

(Dollars in thousands)	Year ended December 31, 2017
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$4,293	Securities gains
	(1,588)	Income taxes
	$2,705	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(9,510)	Employee benefits
	(9,720)	Employee benefits
	3,596	Income taxes
	$(6,124)	Net income
Total reclassifications for the period	$(3,419)

	Year ended December 31, 2016
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$26,673	Securities gains
	(9,869)	Income taxes
	$16,804	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(6,859)	Employee benefits
	(7,069)	Employee benefits
	2,616	Income taxes
	$(4,453)	Net income
Total reclassifications for the period	$12,351
(1) Amounts in parentheses indicate debits to profit/loss.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE V
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Cash	$45,411	$8,278
Overnight investments	14,476	26,157
Investment securities available for sale	117,513	95,564
Investment in banking subsidiaries	3,203,491	2,932,048
Investment in other subsidiaries	41,165	41,066
Due from subsidiaries	4	—
Other assets	46,674	43,077
Total assets	$3,468,734	$3,146,190
Liabilities and Shareholders' Equity
Short-term borrowings	$15,000	$—
Long-term obligations	107,479	126,861
Due to subsidiaries	728	2,350
Other liabilities	11,463	4,552
Shareholders' equity	3,334,064	3,012,427
Total liabilities and shareholders' equity	$3,468,734	$3,146,190

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Interest income	$921	$1,110	$645
Interest expense	4,814	6,067	6,793
Net interest loss	(3,893)	(4,957)	(6,148)
Dividends from banking subsidiaries	50,424	90,055	75,006
Dividends from other subsidiaries	—	—	23,500
Other income	8,377	9,330	1,870
Other operating expense	6,821	5,641	2,634
Income before income tax benefit and equity in undistributed net income of subsidiaries	48,087	88,787	91,594
Income tax benefit	(5,395)	(730)	(2,618)
Income before equity in undistributed net income of subsidiaries	53,482	89,517	94,212
Equity in undistributed net income of subsidiaries	270,270	135,965	116,174
Net income	$323,752	$225,482	$210,386

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$323,752	$225,482	$210,386
Adjustments
Undistributed net income of subsidiaries	(270,270)	(135,965)	(116,174)
Net amortization of premiums and discounts	759	398	(2,712)
Gain on extinguishment of long-term obligations	(919)	(1,717)	—
Securities gains	(8,003)	(9,446)	(236)
Change in other assets	(10,509)	(980)	22,663
Change in other liabilities	2,707	2,483	(1,157)
Net cash provided by operating activities	37,517	80,255	112,770
INVESTING ACTIVITIES
Net change in due from subsidiaries	(4)	—	299,889
Net change in overnight investments	11,681	(24,741)	(1,416)
Purchases of investment securities	(28,012)	(93,003)	(7,818)
Proceeds from sales, calls, and maturities of securities	32,463	38,316	100,586
Net cash provided (used) by investing activities	16,128	(79,428)	391,241
FINANCING ACTIVITIES
Net change in due to subsidiaries	(1,622)	2,296	54
Net change in short-term borrowings	—	—	(485,207)
Repayment of long-term obligations	(4,081)	(5,302)	—
Cash dividends paid	(10,809)	(14,412)	(18,015)
Net cash provided (used) by financing activities	(16,512)	(17,418)	(503,168)
Net change in cash	37,133	(16,591)	843
Cash balance at beginning of year	8,278	24,869	24,026
Cash balance at end of year	$45,411	$8,278	$24,869

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

Dated: February 21, 2018

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 21, 2018.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 21, 2018

/S/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer)	February 21, 2018

/S/ JASON W. GROOTERS Jason W. Grooters	Assistant Vice President and Chief Accounting Officer (principal accounting officer)	February 21, 2018

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 21, 2018

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 21, 2018

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 21, 2018

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 21, 2018

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 21, 2018

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 21, 2018

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 21, 2018

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 21, 2018

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 21, 2018

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 21, 2018

/s/ JAMES M. PARKER * James M. Parker	Director	February 21, 2018

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 21, 2018, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ CRAIG L. NIX
Craig L. Nix As Attorney-In-Fact