Form 10-Q
period 2018-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2018-05-03
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of May 2, 2018)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$248,139	$336,150
Overnight investments	1,946,882	1,387,927
Investment in marketable equity securities	110,107	—
Investment securities available for sale	6,857,740	7,180,180
Investment securities held to maturity	74	76
Loans held for sale	46,660	51,179
Loans and leases	23,611,977	23,596,825
Allowance for loan and lease losses	(223,116)	(221,893)
Net loans and leases	23,388,861	23,374,932
Premises and equipment	1,140,820	1,138,431
Other real estate owned	48,089	51,097
Income earned not collected	96,607	95,249
FDIC shared-loss receivable	3,636	2,223
Goodwill	150,601	150,601
Other intangible assets	68,668	73,096
Other assets	329,553	686,371
Total assets	$34,436,437	$34,527,512
Liabilities
Deposits:
Noninterest-bearing	$12,000,741	$11,237,375
Interest-bearing	17,968,504	18,028,900
Total deposits	29,969,245	29,266,275
Short-term borrowings	554,758	693,807
Long-term obligations	194,413	870,240
FDIC shared-loss payable	102,466	101,342
Other liabilities	243,441	261,784
Total liabilities	31,064,323	31,193,448
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at March 31, 2018 and December 31, 2017)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2018 and December 31, 2017)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Surplus	658,918	658,918
Retained earnings	2,931,509	2,785,430
Accumulated other comprehensive loss	(230,323)	(122,294)
Total shareholders’ equity	3,372,114	3,334,064
Total liabilities and shareholders’ equity	$34,436,437	$34,527,512

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2018	2017
Interest income
Loans and leases	$251,982	$226,630
Investment securities and dividend income	35,020	29,751
Overnight investments	5,599	4,476
Total interest income	292,601	260,857
Interest expense
Deposits	3,756	4,436
Short-term borrowings	1,434	580
Long-term obligations	2,974	5,498
Total interest expense	8,164	10,514
Net interest income	284,437	250,343
Provision for loan and lease losses	7,605	8,231
Net interest income after provision for loan and lease losses	276,832	242,112
Noninterest income
Gain on acquisitions	—	12,017
Cardholder services	14,782	11,907
Merchant services	6,177	6,693
Service charges on deposit accounts	26,543	22,142
Wealth management services	23,569	20,962
Securities losses, net	—	(24)
Marketable equity securities gains, net	971	—
Other service charges and fees	7,480	7,601
Mortgage income	4,237	7,576
Insurance commissions	3,776	3,558
ATM income	2,171	1,773
Adjustments to FDIC shared-loss receivable	(1,478)	(1,628)
Net impact from FDIC shared-loss agreement termination	—	(45)
Gain on extinguishment of debt	25,814	—
Other	8,642	7,115
Total noninterest income	122,684	99,647
Noninterest expense
Salaries and wages	129,203	116,362
Employee benefits	32,091	27,178
Occupancy expense	27,954	24,762
Equipment expense	24,974	24,588
FDIC insurance expense	5,733	5,593
Collection and foreclosure-related expenses	4,146	3,763
Merger-related expenses	598	833
Other	43,364	33,621
Total noninterest expense	268,063	236,700
Income before income taxes	131,453	105,059
Income taxes	31,222	37,438
Net income	$100,231	$67,621
Average shares outstanding	12,010,405	12,010,405
Net income per share	$8.35	$5.63

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2018	2017
Net income	$100,231	$67,621
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Change in unrealized securities available for sale (losses) gains arising during period	(78,634)	36,096
Tax effect	18,088	(13,419)
Reclassification adjustment for losses included in income before income taxes	—	24
Tax effect	—	(9)
Total change in unrealized (losses) gains on securities available for sale, net of tax	(60,546)	22,692
Change in pension obligation:
Amortization of actuarial losses and prior service cost	3,337	2,500
Tax effect	(768)	(941)
Total change in pension obligation, net of tax	2,569	1,559
Other comprehensive (loss) income	(57,977)	24,251
Total comprehensive income	$42,254	$91,872

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427
Net income	—	—	—	67,621	—	67,621
Other comprehensive income, net of tax	—	—	—	—	24,251	24,251
Cash dividends ($0.30 per share)	—	—	—	(3,603)	—	(3,603)
Balance at March 31, 2017	$11,005	$1,005	$658,918	$2,540,709	$(110,941)	$3,100,696

Balance at December 31, 2017	$11,005	$1,005	$658,918	$2,785,430	$(122,294)	$3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,716	(18,716)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	100,231	—	100,231
Other comprehensive loss, net of tax	—	—	—	—	(57,977)	(57,977)
Cash dividends ($0.35 per share)	—	—	—	(4,204)	—	(4,204)
Balance at March 31, 2018	$11,005	$1,005	$658,918	$2,931,509	$(230,323)	$3,372,114

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,231	$67,621
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	7,605	8,231
Deferred tax (benefit) expense	(5,573)	6,693
Net change in current taxes	33,128	27,462
Depreciation	23,179	22,616
Net increase (decrease) in accrued interest payable	(2,454)	150
Net increase in income earned not collected	(1,358)	(617)
Gain on acquisitions	—	(12,017)
Securities losses	—	24
Marketable equity securities gains, net	(971)	—
Gain on extinguishment of debt	(25,814)	—
Loss on termination of FDIC shared-loss agreements	—	45
Origination of loans held for sale	(131,353)	(134,932)
Proceeds from sale of loans held for sale	138,538	162,837
Gain on sale of loans held for sale	(2,666)	(3,456)
Gain on sale of portfolio loans	—	(164)
Net write-downs/losses on other real estate	1,210	1,717
Gain on sales of premises and equipment	—	(156)
Net accretion of premiums and discounts	(10,323)	(10,985)
Amortization of intangible assets	6,049	5,271
Net change in FDIC receivable for shared-loss agreements	(1,834)	2,591
Net change in FDIC payable for shared-loss agreements	1,124	1,005
Net change in other assets	342,312	(15,078)
Net change in other liabilities	(12,642)	8,741
Net cash provided by operating activities	458,388	137,599
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(7,283)	(105,100)
Purchases of investment securities available for sale	(374,850)	(871,698)
Purchases of marketable equity securities	(2,272)	—
Proceeds from maturities/calls of investment securities held to maturity	2	15
Proceeds from maturities/calls of investment securities available for sale	503,717	787,182
Proceeds from sales of investment securities available for sale	—	14,162
Proceeds from sales of marketable equity securities	664	—
Net increase in overnight investments	(558,955)	(856,442)
Proceeds from sales of portfolio loans	—	32,294
Cash paid to the FDIC for shared-loss agreements	—	(2,760)
Net cash paid to the FDIC for termination of shared-loss agreements	—	(285)
Proceeds from sales of other real estate	8,380	8,845
Proceeds from sales of premises and equipment	13	2,205
Purchases of premises and equipment	(24,081)	(15,459)
Net cash acquired in business acquisitions	—	25,646
Net cash used in investing activities	(454,665)	(981,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(92,064)	(107,339)
Net increase in demand and other interest-bearing deposits	795,034	827,009
Net (decrease) increase in short-term borrowings	(139,049)	87,100
Repayment of long-term obligations	(651,451)	(442)
Cash dividends paid	(4,204)	—
Net cash (used in) provided by financing activities	(91,734)	806,328
Change in cash and due from banks	(88,011)	(37,468)
Cash and due from banks at beginning of period	336,150	539,741
Cash and due from banks at end of period	$248,139	$502,273
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$6,582	$5,822
Dividends declared but not paid	4,204	3,603
Reclassification of portfolio loans to loans held for sale	—	32,130
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

General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2017.

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
Recently Adopted Accounting Pronouncements
FASB ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)
The amendments in this ASU provide clarification on certain aspects related to the guidance issued in ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The areas for correction or improvement include (1) equity securities without a readily determinable fair value - discontinuation; (2) equity securities without a readily determinable fair value - adjustments; (3) forward contracts and purchased options; (4) presentation requirements for certain fair value option liabilities; (5) fair value option liabilities denominated in a foreign currency; and (6) transition guidance for equity securities without a readily determinable fair value.
This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. We adopted the guidance effective in the first quarter of 2018. The adoption did not have a material impact on our consolidated financial position or consolidated results of operations.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted the guidance effective in the first quarter of 2018. The change in accounting principle was accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $31.3 million increase to retained earnings and a corresponding decrease to AOCI on January 1, 2018.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2018. The adoption did not have a material impact on our consolidated financial position or consolidated results of operations.
FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU provide guidance on (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance requires application using a retrospective transition method. We adopted the guidance effective in the first quarter of 2018. The adoption did not have any impact on our Consolidated Statements of Cash Flows.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2018. The change in accounting principle was accounted for as a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained earnings and a decrease to AOCI on January 1, 2018. With the adoption of this ASU equity securities can no longer be classified as available for sale, as such marketable equity securities will be disclosed as a separate line item on the balance sheet with changes in the fair value of equity securities reflected in net income.
For equity investments without a readily determinable fair value, BancShares has elected to measure the equity investments using the measurement alternative which requires BancShares to make a qualitative assessment of whether the investment is impaired at each reporting period. Under the measurement alternative these investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. If a qualitative assessment indicates that the investment is impaired, BancShares will estimate the investment's fair value in accordance with ASC 820 and, if the fair value is less than the investment's carrying value, recognize an impairment loss in net income equal to the difference between carrying value and fair value. Equity investments without a readily determinable fair value are recorded within other assets in the consolidated balance sheets.
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued a standard on the recognition of revenue from contracts with customers with the core principle being for a company to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard, which provides a five step model to determine when and how revenue is recognized, also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements.
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted the guidance effective in the first quarter of 2018. Our revenue is comprised primarily of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to cardholder and merchant services income, service charges on deposit accounts, wealth management services income, other service charges and fees, insurance commissions, ATM income, sales of other real estate and other. Based on our overall assessment of revenue streams and review of related contracts affected by the ASU, the adoption of this guidance did not change the method in which we currently recognize revenue.
We also completed an evaluation of the costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on this evaluation, we determined that the classification of cardholder and merchant processing costs as well as expenses for cardholder reward programs should be netted against cardholder and merchant services income. We used the full retrospective method of adoption and restated the prior financial statements to net the cardholder and merchant processing costs against the related cardholder and merchant services income. These classification changes resulted in changes to both noninterest income and noninterest expense, however, there was no change to previously reported net income. Merchant processing expenses of $18.3 million have been reclassified and reported as a component of merchant services income for the three months ended March 31, 2017. Cardholder processing expenses of $6.8 million and cardholder reward programs expense of $2.5 million have been reclassified and reported as a component of cardholder services income for the three months ended March 31, 2017.
Recently Issued Accounting Pronouncements
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. We have formed a cross-functional team co-led by Corporate Finance and Risk Management with executive sponsorship and engaged a third party to assist with the adoption. The implementation team has developed a detailed project plan and is staying informed about the broader industry's perspective and insights, and identifying and researching key decision points. We have completed the readiness assessment and gap analysis related to data, modeling IT, accounting policy, controls and reporting which has enabled us to determine the areas of focus and estimate total body of work. Our current critical activities include model design, accounting policy development, data feasibility analysis, evaluation of reporting and disclosure solutions and completion of specific work stream project plans. We will continue to evaluate the impact the new standard will have on our consolidated financial statements as the final impact will be dependent, among other items, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
FASB ASU 2016-02, Leases (Topic 842)
This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize all lease contracts on their balance sheet. This ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt during the first quarter of 2019. We expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to our balance sheet will impact our total risk-weighted assets used to determine our regulatory capital levels. Our impact analysis on this change in accounting principle estimates an increase to the Consolidated Balance Sheets for total lease liability ranging between $65.0 million and $85.0 million, as the initial gross up of both assets and liabilities. Capital is expected to be impacted by an estimated four to six basis points. These are preliminary estimates subject to change and will continue to be refined closer to adoption.
Revenue Recognition
The principles based standard requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
Descriptions of our noninterest revenue-generating activities that are within the scope of the new revenue ASU is broadly segregated as follows:
Cardholder and Merchant Services - These represent interchange fees from customer debit and credit card transactions that are earned at the time a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been met as it is satisfied upon the completion of the card transaction. Additionally, ASU 2014-09 requires us to report costs associated with cardholder and merchant services transactions to be netted against the fees from such transactions.
Service Charges on Deposit Accounts - These deposit account-related fees represent monthly account maintenance and transaction-based service fees such as overdraft fees, stop payment fees and charges for issuing cashier's checks and money orders. For account maintenance services, revenue is recognized at the end of the statement period when our performance obligation has been satisfied. All other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.

Wealth Management Services - These primarily represent annuity fees, sales commissions, management fees, insurance sales, and trust and asset management fees. The performance obligation for wealth management services is the provision of services to place annuity products issued by the counterparty to investors, and the provision of services to manage the client’s assets, including brokerage custodial and other management services. Revenue is recognized over the period in which services are performed, are based on a percentage of the value of the assets under management/administration, and are fixed or variable based on account type, or are transaction-based.
Other Service Charges and Fees - These include, but are not limited to, check cashing fees, international banking fees, internet banking fees, wire transfer fees and safe deposit fees. These fees are charged, and revenue is recognized, at the point in time the service being requested by the customer is provided thus satisfying our performance obligation.
Insurance Commissions - These represent commissions earned on the issuance of insurance products and services. The performance obligation is generally satisfied upon the issuance of the insurance policy and revenue is recognized when the commission payment is remitted by the insurance carrier or policy holder depending on if the billing is performed by FCB or the carrier.
ATM Income - These represent fees imposed on customers and non-customers for engaging in an ATM transaction. Revenue is recognized at the time of the transaction as the performance obligation of rendering the ATM service has been met.
Sales of Other Real Estate - ORE property consists of foreclosed real estate used as collateral for loans, closed branches, land acquired and no longer intended for future use by FCB, and other real estate purchased for resale as ORE. Revenue is generally recognized on the date of sale where the performance obligation of providing access and transferring control of the specified ORE property to the buyer in good faith and good title is satisfied. This is recorded as a component of other noninterest income.
Other - This consists of several forms of recurring revenue such as external rental income, parking income, FHLB dividends, and income earned on changes in the cash surrender value of bank-owned life insurance, all of which are outside the scope of ASU 2014-09. The remaining miscellaneous income is the result of immaterial transactions where revenue is recognized when, or as, the performance obligation is satisfied.
NOTE B - BUSINESS COMBINATIONS

HomeBancorp, Inc.
On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 was paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock, with total consideration paid of $113.7 million. The merger will allow FCB to expand its footprint in Florida by entering into two new markets in Tampa and Orlando. As of March 31, 2018, HomeBancorp had $912.6 million in consolidated assets, $597.7 million in loans and $647.1 million in deposits. Due to the close proximity of the acquisition date and the date that BancShares' financial statements were issued, preliminary fair value estimates are not available.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,557,991	$—	$4,098	$1,553,893
Government agency	32,006	12	109	31,909
Mortgage-backed securities	5,360,251	1,001	154,585	5,206,667
Corporate bonds	59,414	319	80	59,653
Other	5,538	80	—	5,618
Total investment securities available for sale	$7,015,200	$1,412	$158,872	$6,857,740

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,658,410	$—	$546	$1,657,864
Government agency	8,695	15	40	8,670
Mortgage-backed securities	5,419,379	1,529	80,152	5,340,756
Equity securities	75,471	29,737	—	105,208
Corporate bonds	59,414	557	8	59,963
Other	7,645	256	182	7,719
Total investment securities available for sale	$7,229,014	$32,094	$80,928	$7,180,180

	March 31, 2018
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$74	$5	$—	$79

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$76	$5	$—	$81

As a result of adopting ASU 2016-01 in the first quarter of 2018, investments in marketable equity securities are no longer classified as investments available for sale. At March 31, 2018 and December 31, 2017, we had $110.1 million and $105.2 million, respectively, in marketable equity securities recorded at fair value. Prior to January 1, 2018 equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported in accumulated other comprehensive income. A cumulative-effect adjustment of $18.7 million was recorded on January 1, 2018 to reclassify the net unrealized gains from accumulated other comprehensive income to retained earnings with subsequent changes in fair value recognized in the Consolidated Statements of Income.

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other investments include trust preferred securities of financial institutions. The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,105,460	$1,103,291	$808,768	$808,301
One through five years	453,082	451,152	850,532	850,450
Five through 10 years	60,303	60,546	60,332	60,886
Over 10 years	36,104	36,084	14,532	14,579
Mortgage-backed securities	5,360,251	5,206,667	5,419,379	5,340,756
Equity securities	—	—	75,471	105,208
Total investment securities available for sale	$7,015,200	$6,857,740	$7,229,014	$7,180,180
Investment securities held to maturity
Mortgage-backed securities held to maturity	$74	$79	$76	$81
There were no sales of investment securities available for sale for the three months ended March 31, 2018. Gross gains and gross losses on sales of investment securities available for sale were $3 thousand and $27 thousand, respectively for the three months ended March 31, 2017.

The following table provides the realized and unrealized gains or losses on marketable equity securities for the three months ended March 31, 2018.

(Dollars in thousands)	Three months ended March 31, 2018
Marketable equity securities gains, net	$971
Less net gains recognized on marketable equity securities sold	96
Unrealized gains recognized on marketable equity securities held	$875

The following table provides information regarding securities available for sale with unrealized losses as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,453,968	$4,049	$99,925	$49	$1,553,893	$4,098
Government agency	12,059	81	2,159	28	14,218	109
Mortgage-backed securities	2,404,338	58,606	2,535,662	95,979	4,940,000	154,585
Corporate bonds	9,950	80	—	—	9,950	80
Total	$3,880,315	$62,816	$2,637,746	$96,056	$6,518,061	$158,872

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,408,166	$345	$249,698	$201	$1,657,864	$546
Government agency	848	12	2,527	28	3,375	40
Mortgage-backed securities	2,333,254	20,911	2,723,406	59,241	5,056,660	80,152
Corporate bonds	5,025	8	—	—	5,025	8
Other	5,349	182	—	—	5,349	182
Total	$3,752,642	$21,458	$2,975,631	$59,470	$6,728,273	$80,928

Investment securities available for sale with an aggregate fair value of $2.64 billion and $2.98 billion had continuous unrealized losses for more than 12 months with a corresponding aggregate unrealized loss of $96.1 million and $59.5 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, 224 of these are government sponsored enterprise-issued mortgage-backed securities or government agency securities and 1 is a U.S. Treasury security.
None of the unrealized losses identified as of March 31, 2018 or December 31, 2017 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the debt securities were purchased. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Debt securities having an aggregate carrying value of $3.83 billion at March 31, 2018 and $4.59 billion at December 31, 2017 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investments available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion and a weighted average maturity of 13 years. FCB has the intent and ability to retain these securities until maturity.
NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are purchased credit-impaired (PCI) or non-PCI. Non-PCI loans and leases include originated commercial and noncommercial, purchased non-impaired loans, purchased leases and certain purchased revolving credit. For purchased non-impaired loans to be included as non-PCI, it must be determined that the loans do not have any credit deterioration at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered impaired and, therefore, classified as PCI loans. PCI loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk over the life of the loans. An allowance is recorded if there is additional credit deterioration after the acquisition date.
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

Loans and leases outstanding included the following at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-PCI loans and leases:
Commercial:
Construction and land development	$738,413	$669,215
Commercial mortgage	9,859,136	9,729,022
Other commercial real estate	386,734	473,433
Commercial and industrial	2,695,205	2,730,407
Lease financing	910,589	894,801
Other	281,485	302,176
Total commercial loans	14,871,562	14,799,054
Noncommercial:
Residential mortgage	3,587,791	3,523,786
Revolving mortgage	2,651,648	2,701,525
Construction and land development	243,114	248,289
Consumer	1,554,025	1,561,173
Total noncommercial loans	8,036,578	8,034,773
Total non-PCI loans and leases	22,908,140	22,833,827
PCI loans:
Commercial:
Construction and land development	9,316	10,135
Commercial mortgage	325,073	358,103
Other commercial real estate	16,179	17,124
Commercial and industrial	3,732	6,374
Other	1,628	1,683
Total commercial loans	355,928	393,419
Noncommercial:
Residential mortgage	282,338	299,318
Revolving mortgage	60,388	63,908
Construction and land development	3,006	4,163
Consumer	2,177	2,190
Total noncommercial loans	347,909	369,579
Total PCI loans	703,837	762,998
Total loans and leases	$23,611,977	$23,596,825
At March 31, 2018, $65.5 million of total residential loans and leases were covered under shared-loss agreements with the FDIC, compared to $67.8 million at December 31, 2017. The shared-loss agreements, for their terms, protect BancShares from a substantial portion of the credit and asset quality risk that would otherwise be incurred.
At March 31, 2018, $9.11 billion in noncovered loans with a lendable collateral value of $6.26 billion were used to secure $85.2 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $6.17 billion. At December 31, 2017, $8.75 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $835.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.24 billion. At March 31, 2018, $2.86 billion in noncovered loans with a lendable collateral value of $2.16 billion were used to secure additional borrowing capacity at the

Federal Reserve Bank (FRB). At December 31, 2017, $2.77 billion in noncovered loans with a lendable collateral value of $2.08 billion were used to secure additional borrowing capacity at the FRB.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale totaled $46.7 million and $51.2 million at March 31, 2018 and December 31, 2017, respectively. In addition, we may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of amortized cost or market. During the first quarter of 2018, total proceeds from sales of loans held for sale were $138.5 million and there were no transfers to loans held for sale from the residential mortgage portfolio. During the first quarter of 2017, total proceeds from sales of loans held for sale were $195.1 million of which $32.3 million in sales were transferred to loans held for sale from the residential mortgage portfolio, resulting in a gain of $164 thousand.
Net deferred fees on originated non-PCI loans and leases, including unearned income as well as unamortized costs and fees, were $1.5 million and $1.7 million at March 31, 2018 and December 31, 2017, respectively. The unamortized discount related to purchased non-PCI loans and leases in the Guaranty Bank (Guaranty), Cordia Bancorp Inc. (Cordia) and First Citizens Bancorporation, Inc. (Bancorporation) acquisitions was $13.3 million, $2.5 million and $16.4 million, respectively, at March 31, 2018. At December 31, 2017, the unamortized discount related to purchased non-PCI loans and leases from the Guaranty, Cordia and Bancorporation acquisitions was $14.2 million, $2.7 million and $18.1 million, respectively. During the three months ended March 31, 2018 and March 31, 2017, accretion income on purchased non-PCI loans and leases was $2.9 million and $3.2 million, respectively.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2018 and December 31, 2017 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

Non-PCI loans and leases outstanding at March 31, 2018 and December 31, 2017 by credit quality indicator are provided below:

	March 31, 2018
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$733,253	$9,661,079	$382,679	$2,476,337	$900,464	$278,367	$14,432,179
Special mention	483	81,680	1,187	37,571	3,347	1,107	125,375
Substandard	4,639	115,039	2,868	19,357	6,734	1,889	150,526
Doubtful	—	1,338	—	836	—	72	2,246
Ungraded	38	—	—	161,104	44	50	161,236
Total	$738,413	$9,859,136	$386,734	$2,695,205	$910,589	$281,485	$14,871,562

	December 31, 2017
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$665,197	$9,521,019	$468,942	$2,511,307	$883,779	$298,064	$14,348,308
Special mention	691	78,643	1,260	44,130	4,340	2,919	131,983
Substandard	3,327	128,848	3,224	18,617	6,585	1,193	161,794
Doubtful	—	262	—	385	—	—	647
Ungraded	—	250	7	155,968	97	—	156,322
Total	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$14,799,054

	March 31, 2018
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,542,327	$2,628,122	$239,107	$1,541,749	$7,951,305
30-59 days past due	23,833	9,364	2,885	6,935	43,017
60-89 days past due	2,429	3,636	—	2,440	8,505
90 days or greater past due	19,202	10,526	1,122	2,901	33,751
Total	$3,587,791	$2,651,648	$243,114	$1,554,025	$8,036,578

	December 31, 2017
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,465,935	$2,674,390	$239,648	$1,546,473	$7,926,446
30-59 days past due	27,886	13,428	7,154	8,812	57,280
60-89 days past due	8,064	3,485	108	2,893	14,550
90 days or greater past due	21,901	10,222	1,379	2,995	36,497
Total	$3,523,786	$2,701,525	$248,289	$1,561,173	$8,034,773

 PCI loans outstanding at March 31, 2018 and December 31, 2017 by credit quality indicator are provided below:

	March 31, 2018
(Dollars in thousands)	PCI commercial loans
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$3,691	$157,187	$12,739	$1,642	$254	$175,513
Special mention	338	61,443	307	488	928	63,504
Substandard	4,231	101,734	2,615	1,492	446	110,518
Doubtful	1,056	4,709	518	81	—	6,364
Ungraded	—	—	—	29	—	29
Total	$9,316	$325,073	$16,179	$3,732	$1,628	$355,928

	December 31, 2017
	PCI commercial loans
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Other	Total PCI commercial loans
Pass	$1,817	$181,353	$13,830	$4,057	$275	$201,332
Special mention	320	61,295	323	374	945	63,257
Substandard	5,792	106,807	2,163	1,843	463	117,068
Doubtful	2,206	8,648	808	73	—	11,735
Ungraded	—	—	—	27	—	27
Total	$10,135	$358,103	$17,124	$6,374	$1,683	$393,419

	March 31, 2018
	PCI noncommercial loans
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$249,443	$53,885	$2,420	$2,095	$307,843
30-59 days past due	9,196	1,662	19	40	10,917
60-89 days past due	1,436	851	—	—	2,287
90 days or greater past due	22,263	3,990	567	42	26,862
Total	$282,338	$60,388	$3,006	$2,177	$347,909

	December 31, 2017
	PCI noncommercial loans
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total PCI noncommercial loans
Current	$257,166	$55,871	$3,521	$2,074	$318,632
30-59 days past due	10,525	2,767	—	51	13,343
60-89 days past due	4,846	701	642	23	6,212
90 days or greater past due	26,781	4,569	—	42	31,392
Total	$299,318	$63,908	$4,163	$2,190	$369,579

The aging of the outstanding non-PCI loans and leases, by class, at March 31, 2018 and December 31, 2017 is provided in the table below.
The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2018
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$2,011	$771	$357	$3,139	$735,274	$738,413
Commercial mortgage	9,813	4,738	7,058	21,609	9,837,527	9,859,136
Other commercial real estate	94	22	73	189	386,545	386,734
Commercial and industrial	8,273	1,844	1,503	11,620	2,683,585	2,695,205
Lease financing	3,677	45	1,512	5,234	905,355	910,589
Residential mortgage	23,833	2,429	19,202	45,464	3,542,327	3,587,791
Revolving mortgage	9,364	3,636	10,526	23,526	2,628,122	2,651,648
Construction and land development - noncommercial	2,885	—	1,122	4,007	239,107	243,114
Consumer	6,935	2,440	2,901	12,276	1,541,749	1,554,025
Other	46	47	129	222	281,263	281,485
Total non-PCI loans and leases	$66,931	$15,972	$44,383	$127,286	$22,780,854	$22,908,140

	December 31, 2017
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$491	$442	$357	$1,290	$667,925	$669,215
Commercial mortgage	12,288	2,375	6,490	21,153	9,707,869	9,729,022
Other commercial real estate	107	—	75	182	473,251	473,433
Commercial and industrial	6,694	1,510	1,266	9,470	2,720,937	2,730,407
Lease financing	2,983	167	973	4,123	890,678	894,801
Residential mortgage	27,886	8,064	21,901	57,851	3,465,935	3,523,786
Revolving mortgage	13,428	3,485	10,222	27,135	2,674,390	2,701,525
Construction and land development - noncommercial	7,154	108	1,379	8,641	239,648	248,289
Consumer	8,812	2,893	2,995	14,700	1,546,473	1,561,173
Other	188	6	133	327	301,849	302,176
Total non-PCI loans and leases	$80,031	$19,050	$45,791	$144,872	$22,688,955	$22,833,827

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2018 and December 31, 2017 for non-PCI loans and leases, were as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$1,059	$—	$1,040	$—
Commercial mortgage	20,505	32	22,625	397
Other commercial real estate	616	—	916	—
Commercial and industrial	2,928	721	2,884	428
Lease financing	1,687	—	1,992	—
Residential mortgage	37,038	—	38,942	—
Revolving mortgage	21,421	—	19,990	—
Construction and land development - noncommercial	1,722	—	1,989	—
Consumer	2,082	2,277	1,992	2,153
Other	202	—	164	—
Total non-PCI loans and leases	$89,260	$3,030	$92,534	$2,978

The following table provides changes in the carrying value of PCI loans during the three months ended March 31, 2018 and March 31, 2017:

(Dollars in thousands)	2018	2017
Balance at January 1	$762,998	$809,169
Fair value of acquired loans	—	85,149
Accretion	17,973	19,351
Payments received and other changes, net	(77,134)	(64,853)
Balance at March 31	$703,837	$848,816
Unpaid principal balance at March 31	$1,108,379	$1,155,034
The carrying value of loans on the cost recovery method was $1.3 million at March 31, 2018 and $1.1 million at December 31, 2017. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $1.6 million and $624 thousand at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017, accretion income on PCI loans was $18.0 million and $19.4 million, respectively.

For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flow not related to credit improvements or deterioration do not affect the nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first three months of 2018 and 2017.

(Dollars in thousands)	2018	2017
Balance at January 1	$316,679	$335,074
Additions from acquisitions	—	16,653
Accretion	(17,973)	(19,351)
Reclassifications (to) from nonaccretable difference	(929)	11,277
Changes in expected cash flows that do not affect nonaccretable difference	11,568	(2,179)
Balance at March 31	$309,345	$341,474

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Provision	2,225	(1,365)	(1,293)	(425)	987	114	1,512	466	107	2,923	5,251
Charge-offs	—	(46)	—	(1,475)	(854)	(3)	(806)	(992)	(182)	(5,255)	(9,613)
Recoveries	23	239	145	1,219	41	42	77	194	26	1,309	3,315
Balance at March 31	$26,718	$43,833	$3,423	$53,016	$6,301	$4,842	$16,489	$22,104	$3,913	$30,181	$210,820

	Three months ended March 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026
Provision	2,536	6	304	3,592	575	517	1,351	550	(83)	1,728	11,076
Charge-offs	(77)	(37)	(5)	(3,253)	(173)	(123)	(250)	(825)	—	(3,966)	(8,709)
Recoveries	55	364	4	265	6	13	287	552	—	1,080	2,626
Balance at March 31	$31,391	$48,611	$3,572	$50,829	$6,315	$3,534	$15,835	$21,290	$1,513	$27,129	$210,019

The following tables present the allowance for non-PCI loan and lease losses and the recorded investment in loans, by loan class, based on impairment method as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$171	$3,521	$306	$621	$494	$—	$2,905	$1,053	$82	$713	$9,866
ALLL for loans and leases collectively evaluated for impairment	26,547	40,312	3,117	52,395	5,807	4,842	13,584	21,051	3,831	29,468	200,954
Total allowance for loan and lease losses	$26,718	$43,833	$3,423	$53,016	$6,301	$4,842	$16,489	$22,104	$3,913	$30,181	$210,820

Loans and leases:
Loans and leases individually evaluated for impairment	$1,131	$70,277	$1,499	$7,611	$2,166	$—	$41,347	$25,525	$3,803	$2,591	$155,950
Loans and leases collectively evaluated for impairment	737,282	9,788,859	385,235	2,687,594	908,423	281,485	3,546,444	2,626,123	239,311	1,551,434	22,752,190
Total loan and leases	$738,413	$9,859,136	$386,734	$2,695,205	$910,589	$281,485	$3,587,791	$2,651,648	$243,114	$1,554,025	$22,908,140

	December 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$185	$3,648	$209	$665	$397	$—	$2,733	$1,085	$68	$738	$9,728
ALLL for loans and leases collectively evaluated for impairment	24,285	41,357	4,362	53,032	5,730	4,689	12,973	21,351	3,894	30,466	202,139
Total allowance for loan and lease losses	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867

Loans and leases:
Loans and leases individually evaluated for impairment	$788	$73,655	$1,857	$7,974	$1,914	$521	$37,842	$23,770	$4,551	$2,774	$155,646
Loans and leases collectively evaluated for impairment	668,427	9,655,367	471,576	2,722,433	892,887	301,655	3,485,944	2,677,755	243,738	1,558,399	22,678,181
Total loan and leases	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$3,523,786	$2,701,525	$248,289	$1,561,173	$22,833,827

The following tables show the activity in the allowance for PCI loan losses by loan class for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended March 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$142	$6,564	$221	$306	$2,117	$259	$193	$224	$10,026
Provision	310	1,608	(46)	13	264	209	(50)	46	2,354
Charge-offs	—	(84)	—	—	—	—	—	—	(84)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$452	$8,088	$175	$319	$2,381	$468	$143	$270	$12,296

	Three months ended March 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$483	$6,423	$502	$504	$4,818	$956	$—	$83	$13,769
Provision	(186)	(1,230)	(158)	(142)	(545)	(550)	—	(34)	(2,845)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$297	$5,193	$344	$362	$4,273	$406	$—	$49	$10,924

The following tables show the ending balances of PCI loans and related allowance by class of loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans acquired with deteriorated credit quality	$452	$8,088	$175	$319	$2,381	$468	$143	$270	$12,296

Loans acquired with deteriorated credit quality	9,316	325,073	16,179	3,732	282,338	60,388	3,006	3,805	703,837

	December 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans acquired with deteriorated credit quality	$142	$6,564	$221	$306	$2,117	$259	$193	$224	$10,026

Loans acquired with deteriorated credit quality	10,135	358,103	17,124	6,374	299,318	63,908	4,163	3,873	762,998
As of March 31, 2018 and December 31, 2017, $170.4 million and $279.8 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on non-PCI impaired loans and leases individually evaluated as of March 31, 2018 and December 31, 2017 including interest income recognized in the period during which the loans and leases were considered impaired.

	March 31, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$740	$391	$1,131	$1,461	$171
Commercial mortgage	37,100	33,177	70,277	75,584	3,521
Other commercial real estate	1,086	413	1,499	1,614	306
Commercial and industrial	5,514	2,097	7,611	10,882	621
Lease financing	1,896	270	2,166	3,610	494
Residential mortgage	23,417	17,930	41,347	44,065	2,905
Revolving mortgage	9,998	15,527	25,525	27,948	1,053
Construction and land development - noncommercial	1,294	2,509	3,803	4,620	82
Consumer	1,744	847	2,591	2,872	713
Total non-PCI impaired loans and leases	$82,789	$73,161	$155,950	$172,656	$9,866

	December 31, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$788	$—	$788	$1,110	$185
Commercial mortgage	39,135	34,520	73,655	78,936	3,648
Other commercial real estate	1,351	506	1,857	2,267	209
Commercial and industrial	6,326	1,648	7,974	10,475	665
Lease financing	1,890	24	1,914	2,571	397
Other	—	521	521	521	—
Residential mortgage	19,135	18,707	37,842	39,946	2,733
Revolving mortgage	5,875	17,895	23,770	25,941	1,085
Construction and land development - noncommercial	592	3,959	4,551	5,224	68
Consumer	2,107	667	2,774	3,043	738
Total non-PCI impaired loans and leases	$77,199	$78,447	$155,646	$170,034	$9,728

Non-PCI impaired loans less than $500,000 that are collectively evaluated were $46.9 million and $49.1 million at March 31, 2018 and December 31, 2017, respectively.

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31, 2018		Three months ended March 31, 2017
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,155	$11	$1,055	$12
Commercial mortgage	72,267	711	75,310	642
Other commercial real estate	1,713	11	1,584	8
Commercial and industrial	7,524	76	11,529	104
Lease financing	2,238	11	1,568	14
Other	—	—	196	2
Residential mortgage	38,724	275	32,963	253
Revolving mortgage	24,792	201	7,969	57
Construction and land development - noncommercial	4,104	48	2,605	33
Consumer	2,508	28	1,900	23
Total non-PCI impaired loans and leases	$155,025	$1,372	$136,679	$1,148

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

The following table provides a summary of total TDRs by accrual status.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$948	$253	$1,201	$4,089	$483	$4,572
Commercial mortgage	61,444	12,964	74,408	62,358	15,863	78,221
Other commercial real estate	950	491	1,441	1,012	788	1,800
Commercial and industrial	7,000	1,049	8,049	7,598	910	8,508
Lease financing	902	1,066	1,968	722	1,048	1,770
Other	—	—	—	521	—	521
Total commercial TDRs	71,244	15,823	87,067	76,300	19,092	95,392
Noncommercial
Residential mortgage	36,432	9,651	46,083	34,067	9,475	43,542
Revolving mortgage	19,267	5,364	24,631	17,673	5,180	22,853
Construction and land development - noncommercial	2,914	183	3,097	—	—	—
Consumer and other	2,063	529	2,592	2,351	423	2,774
Total noncommercial TDRs	60,676	15,727	76,403	54,091	15,078	69,169
Total TDRs	$131,920	$31,550	$163,470	$130,391	$34,170	$164,561

The majority of TDRs are included in the special mention, substandard or doubtful credit grading categories, which results in more elevated loss expectations when projecting the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, all TDRs are individually evaluated for impairment through a review of collateral values or analysis of cash flows at least annually.
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Accruing TDRs:
PCI	$18,380	$18,163
Non-PCI	113,540	112,228
Total accruing TDRs	131,920	130,391
Nonaccruing TDRs:
PCI	250	272
Non-PCI	31,300	33,898
Total nonaccruing TDRs	31,550	34,170
All TDRs:
PCI	18,630	18,435
Non-PCI	144,840	146,126
Total TDRs	$163,470	$164,561

The following table provides the types of non-PCI TDRs made during the three months ended March 31, 2018 and March 31, 2017, as well as a summary of loans that were modified as a TDR during the twelve month periods ended March 31, 2018 and March 31, 2017 that subsequently defaulted during the three months ended March 31, 2018 and March 31, 2017. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2018				Three months ended March 31, 2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI loans and leases
Loan term extension
Commercial mortgage	1	$305	1	$305	—	$—	—	$—
Other commercial real estate	—	—	—	—	—	—	1	530
Commercial and industrial	3	549	—	—	2	94	—	—
Residential mortgage	—	—	—	—	1	32	1	47
Revolving mortgage	1	57	—	—	—	—	—	—
Consumer	1	21	—	—	2	14	—	—
Total loan term extension	6	932	1	305	5	140	2	577

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	60	—	—
Commercial mortgage	6	1,380	2	47	10	2,512	1	92
Other commercial real estate	—	—	—	—	1	4	—	—
Commercial and industrial	8	361	4	11	3	108	1	—
Lease financing	—	—	—	—	3	839	2	769
Residential mortgage	22	2,189	10	1,277	30	1,543	15	824
Revolving mortgage	25	1,659	11	431	—	—	—	—
Construction and land development - noncommercial	—	—	—	—	2	412	—	—
Consumer	5	71	3	48	2	14	—	—
Other	—	—	—	—	1	143	—	—
Total below market interest rate	66	5,660	30	1,814	53	5,635	19	1,685

Discharged from bankruptcy
Commercial mortgage	1	140	2	502	—	—	1	190
Commercial and industrial	14	474	16	177	—	—	—	—
Lease financing	5	304	2	73	16	227	—	—
Residential mortgage	8	566	6	417	3	140	1	978
Revolving mortgage	5	440	4	193	4	99	9	649
Consumer	13	262	11	183	18	193	10	128
Total discharged from bankruptcy	46	2,186	41	1,545	41	659	21	1,945
Total non-PCI restructurings	118	$8,778	72	$3,664	99	$6,434	42	$4,207

The following table provides the types of PCI TDRs made during the three months ended March 31, 2018 and March 31, 2017, as well as a summary of loans that were modified as a TDR during the twelve month periods ended March 31, 2018 and March 31, 2017 that subsequently defaulted during the three months ended March 31, 2018 and March 31, 2017.

	Three months ended March 31, 2018				Three months ended March 31, 2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
PCI loans
Interest only period provided
Commercial and industrial	1	$644	—	$—	—	$—	—	$—
Total interest only	1	644	—	—	—	—	—	—

Below market interest rate
Residential mortgage	—	—	—	—	2	181	1	73
Total below market interest rate	—	—	—	—	2	181	1	73

Discharged from bankruptcy
Commercial mortgage	2	1,627	2	1,627	—	—	—	—
Total discharged from bankruptcy	2	1,627	2	1,627	—	—	—	—
Total PCI restructurings	3	$2,271	2	$1,627	2	$181	1	$73

For the three months ended March 31, 2018 and March 31, 2017, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.
NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the three months ended March 31, 2018 and March 31, 2017.

(Dollars in thousands)	Total
Balance at December 31, 2016	$61,231
Additions	5,822
Sales	(8,845)
Write-downs	(1,717)
Balance at March 31, 2017	$56,491

Balance at December 31, 2017	$51,097
Additions	6,582
Sales	(8,380)
Write-downs	(1,210)
Balance at March 31, 2018	$48,089
At March 31, 2018 and December 31, 2017, BancShares had $16.5 million and $19.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $30.6 million and $26.9 million at March 31, 2018 and December 31, 2017, respectively.
NOTE G - FDIC SHARED-LOSS RECEIVABLE AND PAYABLE

BancShares completed six FDIC-assisted transactions with shared-loss agreements during the period beginning in 2009 through 2011. Prior to its merger into BancShares, Bancorporation completed three FDIC-assisted transactions with shared-loss agreements: Georgian Bank (acquired in 2009); Williamsburg First National Bank (acquired in 2010); and Atlantic Bank & Trust (acquired in 2011).

In 2016 and 2017, FCB entered into agreements with the FDIC to terminate the shared-loss agreements for Venture Bank, Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank. As of

March 31, 2018, shared-loss agreements are still active for First Regional Bank (FRB), Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $65.5 million. FRB remained in a recovery period, where any recoveries were shared with the FDIC, through March 2018.

BancShares has a receivable from the FDIC for the expected reimbursement of losses on assets covered under the various shared-loss agreements. The shared-loss agreements are subject to interpretation by both the FDIC and BancShares, and disagreements may arise regarding coverage of losses, expenses and contingencies and requests for reimbursement may be delayed or disallowed for noncompliance.

The following table provides changes in the FDIC shared-loss receivable for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended March 31
(Dollars in thousands)	2018	2017
Beginning balance	$2,223	$4,172
Accretion	(421)	(600)
Net cash payments to FDIC	—	2,760
Post-acquisition adjustments	1,834	(2,591)
Termination of FDIC shared-loss agreements	—	240
Ending balance	$3,636	$3,981

The shared-loss agreements for two FDIC-assisted transactions, FRB and UWB, include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of March 31, 2018 and December 31, 2017, the estimated clawback liability was $102.5 million and $101.3 million, respectively. The clawback liability payment dates for FRB and UWB are March 2020 and March 2021, respectively.

The following table provides changes in the FDIC shared-loss payable for the three months ended March 31, 2018 and March 31, 2017

	Three months ended March 31
(Dollars in thousands)	2018	2017
Beginning balance	$101,342	$97,008
Accretion	992	954
Adjustments related to changes in assumptions	132	51
Ending balance	$102,466	$98,013

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.85 billion and $2.81 billion as of March 31, 2018 and December 31, 2017, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.
The activity of the servicing asset for the three months ended March 31, 2018 and 2017 is presented in the following table:

	Three months ended March 31
(Dollars in thousands)	2018	2017
Beginning balance	$21,945	$20,415
Servicing rights originated	1,200	1,702
Amortization	(1,486)	(1,350)
Valuation allowance reversal	—	4
Ending balance	$21,659	$20,771

The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income was $1.5 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. Mortgage income for the three months ended March 31, 2018 did not include any impairment compared to an impairment reversal of $4 thousand for the three months ended March 31, 2017.
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended March 31, 2018 and 2017 were $1.9 million and $1.7 million, respectively, and reported in mortgage income in the Consolidated Statements of Income.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Discount rate - conventional fixed loans	9.74%	9.41%
Discount rate - all loans excluding conventional fixed loans	10.74%	10.41%
Weighted average constant prepayment rate	9.15%	10.93%
Weighted average cost to service a loan	$72.8	$64.03
The discount rate is based on the 10-year U.S. Treasury rate plus 700 basis points for conventional fixed loans and 800 basis points for all other loans. The 700 and 800 basis points are used as a risk premium when calculating the discount rate. The repayment rate is derived from the Public Securities Association Standard Prepayment model. The average cost to service a loan is based on the number of loans serviced and the total costs to service the loans.
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $535.6 million and $684.2 million at March 31, 2018 and December 31, 2017, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in borrowings on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 is presented in the following tables.

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$522,207	$—	$—	$—	$522,207
Gross amount of recognized liabilities for repurchase agreements					$522,207

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase agreements
U.S. Treasury	$556,171	$—	$30,000	$—	$586,171
Gross amount of recognized liabilities for repurchase agreements					$586,171

NOTE J - ESTIMATED FAIR VALUES

Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Where there is no active market for a financial instrument, BancShares has made estimates using discounted cash flows or other valuation techniques. Inputs used in these valuation techniques are subjective in nature, involve uncertainties and require significant judgment and therefore can only be derived within a range of precision. Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts BancShares would realize in a current market exchange.

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

•
Level 3 values are derived from valuation techniques in which one or more significant inputs or assumptions are not observable in the market. These unobservable inputs and assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models and similar techniques.

BancShares' management reviews any changes to its valuation methodologies to ensure they are appropriate and justified, and refines valuation methodologies as more market-based data becomes available. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There have been no changes during the three months ended March 31, 2018 and March 31, 2017.
The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. Investment securities available for sale are carried at fair value. U.S. Treasury, government agency and mortgage-backed securities are generally measured at fair value using a third party pricing service. The third party provider evaluates securities based on market data and utilizes pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These securities are generally classified as Level 2. Corporate bonds and trust preferred securities are generally measured at fair value based on indicative bids from broker-dealers and are not directly observable. These securities are considered Level 3.

Marketable equity securities. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded on a heavily active market and as Level 2 if the observable closing price is from a less than active market.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2018 and December 31, 2017. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2. Lastly, the receivable from the FDIC for shared-loss agreements is designated as Level 3.

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$248,139	$248,139	$336,150	$336,150
Overnight investments	1,946,882	1,946,882	1,387,927	1,387,927
Investment securities available for sale	6,857,740	6,857,740	7,180,180	7,180,180
Investment securities held to maturity	74	79	76	81
Marketable equity securities	110,107	110,107	—	—
Loans held for sale	46,660	46,660	51,179	51,179
Net loans and leases	23,388,861	22,672,287	23,374,932	22,257,803
Receivable from the FDIC for shared-loss agreements	3,636	3,636	2,223	2,223
Income earned not collected	96,607	96,607	95,249	95,249
Federal Home Loan Bank stock	20,810	20,810	52,685	52,685
Mortgage servicing rights	21,659	27,512	21,945	26,170
Deposits	29,969,245	29,924,950	29,266,275	29,230,768
Short-term borrowings	554,758	554,758	693,807	693,807
Long-term obligations	194,413	203,061	870,240	852,112
Payable to the FDIC for shared-loss agreements	102,466	103,440	101,342	102,684
Accrued interest payable	1,498	1,498	3,952	3,952

Among BancShares' assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2018 and December 31, 2017.

	March 31, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,553,893	$—	$1,553,893	$—
Government agency	31,909	—	31,909	—
Mortgage-backed securities	5,206,667	—	5,206,667	—
Corporate bonds	59,653	—	—	59,653
Other	5,618	—	—	5,618
Total investment securities available for sale	$6,857,740	$—	$6,792,469	$65,271
Marketable equity securities	$110,107	$21,749	$88,358	$—
Loans held for sale	$46,660	$—	$46,660	$—

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,657,864	$—	$1,657,864	$—
Government agency	8,670	—	8,670	—
Mortgage-backed securities	5,340,756	—	5,340,756	—
Equity securities	105,208	19,341	85,867	—
Corporate bonds	59,963	—	59,963	—
Other	7,719	—	7,719	—
Total investment securities available for sale	$7,180,180	$19,341	$7,160,839	$—
Loans held for sale	$51,179	$—	$51,179	$—

For the three months ended March 31, 2018, there were transfers from Level 2 to Level 3 of $59.7 million and $5.6 million for corporate bonds and other investment securities available for sale, respectively. The transfers were due to a lack of observable inputs and trade activity for those securities. There were no transfers between levels for the three months ended March 31, 2017.

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at March 31, 2018 and December 31, 2017.

(Dollars in thousands)			March 31, 2018
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	$59,653
Other	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	5,618
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and were a loss of $455 thousand and a gain of $3.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$46,660	$45,732	$928

	December 31, 2017
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$51,179	$49,796	$1,383
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2018 or December 31, 2017.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2018 and December 31, 2017.

	March 31, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$73,892	$—	$—	$73,892
Other real estate remeasured during current year	11,695	—	—	11,695

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$72,539	$—	$—	$72,539
Other real estate remeasured during current year	40,167	—	—	40,167
No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

NOTE K - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees (BancShares Plan) and former First Citizens Bancorporation, Inc. employees (Bancorporation Plan). The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.
BancShares Plan
For the three months ended March 31, 2018 and 2017, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2018	2017
Service cost	$3,429	$3,376
Interest cost	7,057	7,380
Expected return on assets	(11,957)	(10,698)
Amortization of prior service cost	20	52
Amortization of net actuarial loss	3,246	2,234
Net periodic benefit cost	$1,795	$2,344
Bancorporation Plan
For the three months ended March 31, 2018 and 2017, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2018	2017
Service cost	$662	$671
Interest cost	1,587	1,683
Expected return on assets	(3,106)	(2,796)
Amortization of net actuarial loss	71	214
Net periodic benefit cost	$(786)	$(228)
No contributions were made during the three months ended March 31, 2018 to the BancShares or Bancorporation pension plans. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of and returns to the BancShares Plan and Bancorporation Plan, discount rates and the current economic environment.
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

The following table presents the commitments to extend credit and unfunded commitments as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Unused commitments to extend credit	$9,994,802	$9,629,365
Standby letters of credit	81,059	81,530
Unfunded commitments for investments in affordable housing projects	63,803	61,819

Affordable housing project investments were $134.4 million and $128.0 million as of March 31, 2018 and December 31, 2017, respectively, and are included in other assets on the Consolidated Balance Sheets.

Pursuant to standard representations and warranties relating to residential mortgage loan sales sold on a non-recourse basis, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $867 thousand and $882 thousand as of March 31, 2018 and December 31, 2017, respectively, for estimated losses arising from these standard representation and warranty provisions.

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

NOTE M - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive loss included the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on securities available for sale	$(157,460)	$(36,217)	$(121,243)	$(48,834)	$(17,889)	$(30,945)
Funded status of defined benefit plans	(141,662)	(32,582)	(109,080)	(144,999)	(53,650)	(91,349)
Total	$(299,122)	$(68,799)	$(230,323)	$(193,833)	$(71,539)	$(122,294)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31, 2018
(Dollars in thousands)	Unrealized (losses) gains on securities available for sale[1]	Defined benefit pension items[1]	Total
Beginning balance	$(30,945)	$(91,349)	$(122,294)
Cumulative effect adjustments	(29,752)	(20,300)	(50,052)
Other comprehensive loss before reclassifications	(60,546)	—	(60,546)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2,569	2,569
Net current period other comprehensive (loss) income	(60,546)	2,569	(57,977)
Ending balance	$(121,243)	$(109,080)	$(230,323)

	Three months ended March 31, 2017
	Unrealized (losses) gains on securities available for sale[1]	Defined benefit pension items[1]	Total
Beginning balance	$(45,875)	$(89,317)	$(135,192)
Other comprehensive income before reclassifications	22,677	—	22,677
Amounts reclassified from accumulated other comprehensive (loss) income	15	1,559	1,574
Net current period other comprehensive income	22,692	1,559	24,251
Ending balance	$(23,183)	$(87,758)	$(110,941)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three months ended March 31, 2018 and March 31, 2017:

(Dollars in thousands)	Three months ended March 31, 2018
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(20)	Salaries and wages
Actuarial losses	(3,317)	Other
	(3,337)	Income before income taxes
	768	Income taxes
	$(2,569)	Net income
Total reclassifications for the period	$(2,569)

	Three months ended March 31, 2017
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on securities available for sale	$(24)	Securities losses, net
	9	Income taxes
	$(15)	Net income
Amortization of defined benefit pension items
Prior service costs	$(52)	Salaries and wages
Actuarial losses	(2,448)	Other
	(2,500)	Income before income taxes
	941	Income taxes
	$(1,559)	Net income
Total reclassifications for the period	$(1,574)

1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (MD&A) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2017 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2018, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us” and “BancShares” refer to the consolidated financial position and consolidated results of operations for BancShares.
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
Interest rates have presented significant challenges to commercial banks' efforts to generate earnings and shareholder value. Our strategy continues to focus on maintaining an interest rate risk profile that will benefit net interest income in a rising rate environment. Management drives to this goal by focusing on core customer deposits and loans in the targeted interest rate risk profile. Additionally, our initiatives focus on growth of noninterest income sources, control of noninterest expenses, optimization of our branch network, and further enhancements to our technology and delivery channels. Refer to our Form 10-K for the year ended December 31, 2017 for further discussion of our strategy.
Significant Events in 2018
On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 was paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock, with total consideration paid of $113.7 million. As of March 31, 2018, HomeBancorp had $912.6 million in consolidated assets, $597.7 million in loans and $647.1 million in deposits.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. First quarter 2018 national economic results indicate solid labor market conditions and strong gains in employment, counterpoised by moderated growth rates in household spending and business capital spending. The national unemployment rate in March 2018 remained unchanged at 4.1 percent compared to December 2017. According to the U.S. Department of Labor, the U.S. economy added approximately 605,000 new nonfarm payroll jobs during the first quarter of 2018. The U.S. housing market remains stable as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the first quarter that the U.S. labor market continued to strengthen and economic activity has been rising at a moderate rate. In view of realized and expected labor market conditions and inflation, the FOMC decided to raise the target range for the federal funds rate by 25 basis points. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation. The FOMC expects that economic activity will expand at a moderate pace and labor market conditions will remain strong with further gradual increases in the federal funds rate.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the fourth quarter of 2017. FDIC-insured institutions reported a 40.9 percent decrease in net income compared to the fourth quarter of 2016 as a result of higher income taxes, reflecting income tax effects from the Tax Cuts and Jobs Act of 2017, higher noninterest expense and increased loan-loss provisions. Excluding changes from the income tax effects, estimated net income for the fourth quarter of 2017 would have decreased 2.3 percent compared to the same period in 2016. Banking industry average net interest margin was 3.31 percent in the fourth quarter of 2017, up from 3.16 percent in the fourth quarter of 2016. This is the highest quarterly net interest margin for the industry since fourth quarter of 2012. Total loans and leases increased by 1.7 percent from the third quarter of 2017 due to growth in all major loan categories with the largest increases seen in credit cards, commercial and industrial loans and residential mortgage loans.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the first quarter of 2018 was $100.2 million, or $8.35 per share, compared to $54.4 million, or $4.53 per share, for the fourth quarter of 2017, and $67.6 million, or $5.63 per share, for the corresponding period of 2017. BancShares’ current quarter results generated an annualized return on average assets of 1.19 percent and an annualized return on average equity of 12.20 percent, compared to respective returns of 0.62 percent and 6.48 percent for the fourth quarter of 2017, and 0.82 percent and 8.96 percent for the first quarter of 2017. Net interest margin for the first quarter of 2018 was 3.57 percent, compared to 3.34 percent for the fourth quarter of 2017 and 3.25 percent for the first quarter of the prior year.

Earnings improvement for the comparative quarters was primarily driven by loan growth and improved loan and investment securities yields contributing to improved interest income and margins. Growth in several noninterest income categories also contributed to this quarter's strong results. Noninterest income for the first quarter of 2018 included a pre-tax gain of $25.7 million resulting from extinguishment of eight Federal Home Loan Bank (FHLB) debt obligations totaling $675.0 million. Current quarter earnings also benefited from a reduction in the statutory federal tax rate to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017. The Tax Act resulted in additional income tax expense of $25.8 million for the fourth quarter of 2017 primarily related to the re-measurement of deferred taxes. Earnings for the first quarter of 2017 included a pre-tax acquisition gain of $12.0 million recognized in connection with the January 13, 2017, FDIC-assisted transaction involving certain assets and liabilities assumed of Harvest Community Bank (HCB) of Pennsville, New Jersey.

Key highlights in the first quarter of 2018 include:

•	Since December 31, 2017, originated loans increased $74.3 million, or by 1.32% on an annualized basis, primarily due to growth in the commercial mortgage portfolio.

•
Deposits increased $703.0 million, or by 9.7 percent on an annualized basis, from December 31, 2017, primarily due to organic growth in demand deposit and interest-bearing savings and checking account balances.

•
Net interest income increased $9.7 million, or by 3.5 percent, compared to the fourth quarter of 2017. The increase was primarily due to higher non-purchased credit impaired (non-PCI) loan balances, higher loan and investment yields and a decline in interest expense.

•
The taxable-equivalent net interest margin increased 23 basis points to 3.57 percent, compared to the fourth quarter of 2017, primarily due to improved loan and investment yields and higher loan balances.

•
BancShares remained well capitalized under Basel III capital requirements with a Tier 1 risk-based capital ratio and common equity Tier 1 ratio of 13.38 percent, total risk-based capital ratio of 14.70 percent and leverage capital ratio of 10.02 percent at March 31, 2018.

Table 1
Selected Quarterly Data

	2018	2017
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$292,601	$285,958	$284,333	$272,542	$260,857
Interest expense	8,164	11,189	11,158	10,933	10,514
Net interest income	284,437	274,769	273,175	261,609	250,343
Provision (credit) for loan and lease losses	7,605	(2,809)	7,946	12,324	8,231
Net interest income after provision for loan and lease losses	276,832	277,578	265,229	249,285	242,112
Gain on acquisitions	—	—	—	122,728	12,017
Noninterest income excluding gain on acquisitions	122,684	108,606	95,850	95,132	87,630
Noninterest expense	268,063	263,073	257,430	255,266	236,700
Income before income taxes	131,453	123,111	103,649	211,879	105,059
Income taxes	31,222	68,704	36,585	77,219	37,438
Net income	$100,231	$54,407	$67,064	$134,660	$67,621
Net interest income, taxable equivalent	$285,248	$276,002	$274,272	$262,549	$251,593
PER SHARE DATA
Net income	$8.35	$4.53	$5.58	$11.21	$5.63
Cash dividends	0.35	0.35	0.30	0.30	0.30
Market price at period end (Class A)	413.24	403.00	373.89	372.70	335.37
Book value at period end	280.77	277.60	275.91	269.75	258.17
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$34,267,495	$34,864,720	$34,590,503	$34,243,527	$33,494,500
Investment securities	7,053,001	7,044,534	6,906,345	7,112,267	7,084,986
Loans and leases (1)	23,666,098	23,360,235	22,997,195	22,575,323	21,951,444
Interest-earning assets	32,320,431	32,874,233	32,555,597	32,104,717	31,298,970
Deposits	29,472,125	29,525,843	29,319,384	29,087,852	28,531,166
Long-term obligations	404,065	866,198	887,948	799,319	816,953
Interest-bearing liabilities	19,031,404	19,425,404	19,484,663	19,729,956	19,669,075
Shareholders' equity	$3,333,114	$3,329,562	$3,284,044	$3,159,004	$3,061,099
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$34,436,437	$34,527,512	$34,584,154	$34,769,850	$33,928,405
Investment securities	6,967,921	7,180,256	6,992,955	6,596,530	7,029,944
Loans and leases:
PCI	703,837	762,998	834,167	894,863	848,816
Non-PCI	22,908,140	22,833,827	22,314,906	21,976,602	21,057,633
Deposits	29,969,245	29,266,275	29,333,949	29,456,338	29,002,768
Long-term obligations	194,413	870,240	866,123	879,957	727,500
Shareholders' equity	$3,372,114	$3,334,064	$3,313,831	$3,239,851	$3,100,696
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.19%	0.62%	0.77%	1.58%	0.82
Rate of return on average shareholders' equity (annualized)	12.20	6.48	8.10	17.10	8.96
Net yield on interest-earning assets (taxable equivalent)	3.57	3.34	3.35	3.28	3.25
Allowance for loan and lease losses to total loans and leases:
PCI	1.75	1.31	1.55	1.51	1.29
Non-PCI	0.92	0.93	0.98	0.98	1.00
Total	0.94	0.94	1.00	1.00	1.01
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.59	0.61	0.63	0.65	0.66
Tier 1 risk-based capital ratio	13.38	12.88	12.95	12.69	12.57
Common equity Tier 1 ratio	13.38	12.88	12.95	12.69	12.57
Total risk-based capital ratio	14.70	14.21	14.34	14.07	13.99
Leverage capital ratio	10.02	9.47	9.43	9.33	9.15
Dividend payout ratio	4.19	7.73	5.38	2.68	5.33
Average loans and leases to average deposits	80.30	79.12	78.44	77.61	76.94
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

BUSINESS COMBINATIONS
On May 1,2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 was paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock, with total consideration paid of $113.7 million. The merger will allow FCB to expand its footprint in Florida by entering into two new markets in Tampa and Orlando. As of March 31, 2018, HomeBancorp had $912.6 million in consolidated assets, $597.7 million in loans and $647.1 million in deposits. Due to the close proximity of the acquisition date and the date that BancShares' financial statements were issued, preliminary fair value estimates are not available.

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

In 2016 and 2017, FCB entered into agreements with the FDIC to terminate the shared-loss agreements for Venture Bank, Temecula Valley Bank, Sun American Bank, Williamsburg First National Bank, Atlantic Bank & Trust and Colorado Capital Bank. As of March 31, 2018, shared-loss agreements are still active for First Regional Bank (FRB), Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $65.5 million. FRB remained in a recovery period, where any recoveries were shared with the FDIC, through March 2020.

Table 2
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	March 31, 2018			December 31, 2017			March 31, 2017
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$23,666,098	$252,627	4.32%	$23,360,235	$248,151	4.22%	$21,951,444	$227,792	4.20%
Investment securities:
U. S. Treasury	1,567,388	6,774	1.75	1,627,968	4,784	1.17	1,644,598	4,199	1.04
Government agency	14,952	100	2.67	9,659	69	2.85	53,545	205	1.53
Mortgage-backed securities	5,295,273	27,093	2.05	5,233,293	25,351	1.94	5,241,296	24,322	1.86
Corporate bonds and other	66,009	1,010	6.12	63,911	991	6.20	57,104	980	6.87
Marketable equity securities	109,379	209	0.77	109,703	246	0.89	88,443	133	0.61
Total investment securities	7,053,001	35,186	2.00	7,044,534	31,441	1.78	7,084,986	29,839	1.69
Overnight investments	1,601,332	5,599	1.42	2,469,464	7,599	1.22	2,262,540	4,476	0.80
Total interest-earning assets	32,320,431	$293,412	3.67%	32,874,233	$287,191	3.47%	31,298,970	$262,107	3.39%
Cash and due from banks	299,052			316,851			496,929
Premises and equipment	1,142,704			1,137,075			1,130,049
FDIC shared-loss receivable	3,376			5,104			5,456
Allowance for loan and lease losses	(221,690)			(232,653)			(220,811)
Other real estate owned	49,568			52,103			60,034
Other assets	674,054			712,007			723,873
Total assets	$34,267,495			$34,864,720			$33,494,500

Liabilities
Interest-bearing deposits:
Checking with interest	$5,091,670	$293	0.02%	$5,028,978	$262	0.02%	$4,834,779	$252	0.02%
Savings	2,378,499	171	0.03	2,337,993	172	0.03	2,160,689	184	0.03
Money market accounts	8,139,405	1,749	0.09	8,047,691	1,732	0.09	8,343,092	1,859	0.09
Time deposits	2,340,698	1,543	0.27	2,421,749	1,623	0.27	2,815,682	2,141	0.31
Total interest-bearing deposits	17,950,272	3,756	0.08	17,836,411	3,789	0.08	18,154,242	4,436	0.10
Repurchase agreements	585,627	548	0.37	615,244	622	0.40	669,923	404	0.24
Other short-term borrowings	91,440	886	3.88	107,551	1,031	3.77	27,957	176	2.51
Long-term obligations	404,065	2,974	2.94	866,198	5,747	2.61	816,953	5,498	2.69
Total interest-bearing liabilities	19,031,404	8,164	0.17	19,425,404	11,189	0.23	19,669,075	10,514	0.22
Noninterest-bearing deposits	11,521,853			11,689,432			10,376,924
Other liabilities	381,124			420,322			387,402
Shareholders' equity	3,333,114			3,329,562			3,061,099
Total liabilities and shareholders' equity	$34,267,495			$34,864,720			$33,494,500
Interest rate spread			3.50%			3.24%			3.17%

Net interest income and net yield on interest-earning assets		$285,248	3.57%		$276,002	3.34%		$251,593	3.25%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0 percent, 35.0 percent and 35.0 percent as well as state income tax rates of 3.4 percent, 3.1 percent and 3.1 percent for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The taxable-equivalent adjustment was $811, $1,233 and $1,250 for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Table 3
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended March 31, 2018
	Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$18,049	$6,786	$24,835
Investment securities:
U. S. Treasury	(251)	2,826	2,575
Government agency	(203)	98	(105)
Mortgage-backed securities	266	2,505	2,771
Corporate bonds and other	145	(115)	30
Marketable equity securities	36	40	76
Total investment securities	(7)	5,354	5,347
Overnight investments	(1,820)	2,943	1,123
Total interest-earning assets	$16,222	$15,083	$31,305
Liabilities
Interest-bearing deposits:
Checking with interest	$27	$14	$41
Savings	2	(15)	(13)
Money market accounts	(78)	(32)	(110)
Time deposits	(342)	(256)	(598)
Total interest-bearing deposits	(391)	(289)	(680)
Repurchase agreements	(60)	204	144
Other short-term borrowings	504	206	710
Long-term obligations	(2,906)	382	(2,524)
Total interest-bearing liabilities	(2,853)	503	(2,350)
Change in net interest income	$19,075	$14,580	$33,655
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
First Quarter 2018
Compared to the fourth quarter of 2017, net interest income increased $9.7 million, or by 3.5 percent, to $284.4 million for the first quarter of 2018. On a taxable-equivalent basis, net interest income increased $9.2 million, or by 3.3 percent, to $285.2 million during the first quarter of 2017. The increase was primarily due to higher non-PCI loan interest income of $4.7 million from improved yields and higher loan balances and an increase in investment securities interest income of $3.7 million resulting from higher investment yields. A $3.0 million decrease in interest expense as a result of lower borrowing balances and lower interest bearing deposit costs also contributed to the improvement in net interest income. These favorable impacts were offset by a decrease in interest income earned on overnight investments of $2.0 million primarily due to lower balances.
Compared to the first quarter of 2017, net interest income increased $34.1 million, or by 13.6 percent. On a taxable-equivalent basis, net interest income increased $33.7 million, or by 13.4 percent, to $285.2 million during the first quarter of 2017. The increase was primarily due to a $26.8 million increase in non-PCI loan interest income resulting from originated loan growth and improved yields as well as the contribution from the Guaranty Bank of Milwaukee, Wisconsin (Guaranty) acquisition in the second quarter of 2017. Also contributing to the improvement in net interest income was an increase in investment securities interest income of $5.3 million due to improved yields, an increase in overnight investments interest income of $1.1 million and a decline in interest expense of $2.4 million. These positive impacts were partially offset by a decline in PCI loan interest income of $1.5 million as a result of continued PCI loan portfolio run-off.
The taxable-equivalent net interest margin was 3.57 percent for the first quarter of 2018, an increase of 23 basis points from the fourth quarter of 2017 and an increase of 32 basis points from the same quarter in the prior year. The margin improvement for both periods was primarily due to improved loan and investment yields and higher loan balances.
For the first quarter of 2018, average interest earning assets decreased by $553.8 million since the fourth quarter of 2017, reflecting a $868.1 million decrease in average overnight investments primarily related to the use of funds for the extinguishment of eight

FHLB debt obligations totaling $675.0 million, offset by a $305.9 million increase in average loans outstanding, due to originated loan growth, and a $8.4 million increase in average investment securities. For the first quarter of 2018, average interest earning assets increased by $1.02 billion compared to the same quarter in the prior year. Within interest-earning assets, loans experienced a $1.71 billion net increase primarily due to originated loan growth and the Guaranty transaction. Offsetting this increase were decreases in average overnight investments of $661.2 million primarily related to the use of funds for the extinguishment of debt obligations and average investment securities of $32.0 million. The rate on interest-earning assets was 3.67 percent, an increase from 3.47 percent and 3.39 percent for the fourth and first quarters of 2017, respectively.
For the first quarter of 2018, average interest-bearing liabilities decreased by $393.9 million since the fourth quarter of 2017, due to a $462.1 million decrease in average long-term obligations resulting from the extinguishment of eight FHLB debt obligations totaling $675.0 million in the first quarter of 2018 and a $45.7 million decrease in average short-term borrowings. These decreases were offset by a $113.9 million increase in average interest-bearing deposits resulting from organic growth. For the first quarter of 2018, average interest-bearing liabilities decreased $637.7 million compared to the same quarter in the prior year due to decreases in average long-term obligations of $412.9 million, average interest-bearing deposits of $204.0 million and average short-term borrowings of $20.8 million. The rate on interest-bearing liabilities was 0.17 percent, a decrease from 0.23 percent and 0.22 percent for the fourth and first quarters of 2017, respectively.
Noninterest Income

Table 4
Noninterest Income

	Three months ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Gain on acquisitions	$—	$—	$12,017
Cardholder services	14,782	14,728	11,907
Merchant services	6,177	5,593	6,693
Service charges on deposit accounts	26,543	27,246	22,142
Wealth management services	23,569	22,603	20,962
Debt securities losses, net	—	(371)	(24)
Marketable equity securities gains, net	971	—	—
Other service charges and fees	7,480	7,019	7,601
Mortgage income	4,237	3,934	7,576
Insurance commissions	3,776	3,450	3,558
ATM income	2,171	2,261	1,773
Adjustments to FDIC receivable for shared-loss agreements	(1,478)	(1,561)	(1,628)
Net impact from FDIC shared-loss termination	—	—	(45)
Recoveries of PCI loans previously charged off	5,693	6,342	5,224
Gain on extinguishment of debt	25,814	—	—
Other	2,949	17,362	1,891
Total noninterest income	$122,684	$108,606	$99,647

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of gains on acquisitions, gains on the sale of investment securities as well as fees and service charges generated from cardholder services, merchant services, deposit accounts, wealth management services and mortgage lending and servicing. Recoveries on PCI loans that have been previously charged-off are additional sources of noninterest income.

Total noninterest income for the first quarter of 2018 was $122.7 million, compared to $108.6 million for the fourth quarter of 2017, an increase of $14.1 million, or by 12.96%. The most significant components of the change were as follows:

•
Gain on extinguishment of debt was $25.8 million for the first quarter of 2018, primarily due to a $25.7 million gain resulting from extinguishment of eight Federal Home Loan Bank debt obligations totaling $675.0 million.

•	Wealth management fees increased by $1.0 million primarily due to higher volume.

•	Gain related to the early termination of two forward-starting advances was $12.5 million in the fourth quarter of 2017.
Noninterest income for the first quarter of 2018 was $122.7 million, compared to $99.6 million for the same period of 2017, an increase of $23.0 million, or by 23.12%. Excluding acquisition gains of $12.0 million on the Guaranty acquisition in the first quarter of 2017, total noninterest income increased $35.1 million, or by 40.00%. The increase was primarily attributable to the following drivers:

•
Gain on extinguishment of debt was $25.8 million for the first quarter of 2018, primarily due to a $25.7 million gain resulting from extinguishment of eight Federal Home Loan Bank debt obligations totaling $675.0 million.

•	Service charges on deposit accounts increased by $4.4 million primarily related to the Guaranty acquisition.

•	Wealth management income increased by $2.6 million primarily due to higher trust income and growth in assets under management.

•	Cardholder and merchant income increased by $2.4 million due to higher sales volume and customer growth within those business lines.

•	Mortgage income decreased by $3.3 million resulting from lower hedge income primarily due to higher interest rates related to lock commitments, partially offset by higher pipeline balances.
Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense.
Table 5
Noninterest Expense

	Three months ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Salaries and wages	$129,203	$127,534	$116,362
Employee benefits	32,091	28,000	27,178
Occupancy expense	27,954	27,275	24,762
Equipment expense	24,974	24,349	24,588
FDIC insurance expense	5,733	5,444	5,593
Collection and foreclosure-related expenses	4,146	4,825	3,763
Merger-related expenses	598	767	833
Processing fees paid to third parties	8,196	6,749	4,316
Telecommunications	2,690	2,109	3,612
Consultant expense	3,006	5,750	1,879
Advertising expense	2,551	2,991	2,500
Core deposit intangible amortization	4,142	4,337	3,921
Other	22,779	22,943	17,393
Total noninterest expense	$268,063	$263,073	$236,700

Noninterest expense was $268.1 million in the first quarter of 2018, compared to $263.1 million for the fourth quarter of 2017, an increase of $5.0 million, or by 1.90%. The change was attributable to the following drivers:

•	Personnel expense, which includes salaries, wages and employee benefits, increased by $5.8 million primarily driven by payroll incentive plans, higher payroll taxes and 401(K) matching expense.

•	Processing fees paid to third parties increased by $1.4 million largely due to core processing expenses related to the acquisition of Guaranty.

•	Consultant services decreased by $2.7 million primarily due to regulatory, accounting and compliance-related services that were completed in the fourth quarter of 2017.
Noninterest expense was $268.1 million in the first quarter of 2018, compared to $236.7 million for the same period in 2017, an increase of $31.4 million, or by 13.25%. The change was attributable to the following drivers:

•
Personnel expense increased by $17.8 million largely due to higher wages and benefits from the Guaranty acquisition, increased headcount, merit and incentive increases and an increase in benefit costs.

•	Processing fees paid to third parties increased by $3.9 million primarily related to the Guaranty acquisition and growth in the bill pay service provided to customers.

•	Occupancy expense increased by $3.2 million due to higher building maintenance and new expenses related to the Guaranty acquisition.

•	Consultant services increased by $1.1 million due to regulatory, accounting and compliance-related projects initiated in 2018.

•
Other expense increased by $5.4 million, primarily resulting from a $1.5 million reversal of a repurchase reserve on a Small Business Administration (SBA) guaranteed loan recorded in the first quarter of 2017, higher legal costs and operational loss increases.

Income Taxes
Income tax expense was $31.2 million, $68.7 million and $37.4 million for the first quarter of 2018, fourth quarter of 2017 and first quarter of 2017, representing effective tax rates of 23.8 percent, 55.8 percent and 35.6 percent during the respective periods. The income tax expense and effective tax rate increases during the fourth quarter of 2017 and subsequent decreases during the first quarter of 2018 were primarily due to the impact of the Tax Act. The reduction in the statutory federal tax rate to 21.0 percent on January 1, 2018 resulted in additional income tax expense of $25.8 million for the fourth quarter of 2017 primarily related to the re-measurement of deferred taxes.
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

Interest-earning assets averaged $32.32 billion and $32.87 billion for the quarters ended March 31, 2018 and December 31, 2017, respectively. The $553.8 million decrease from December 31, 2017 was composed of an $868.1 million decline in overnight investments primarily related to the use of funds for the extinguishment of eight FHLB debt obligations totaling $675.0 million, offset by a $305.9 million increase in loans and leases as a result of originated loan growth and an $8.4 million increase in investment securities.

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

With the adoption of Accounting Standard Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018, marketable equity investments are no long classified as investments available for sale and the fair value changes in those investments is reflected in earnings. We recorded a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained earnings and a decrease to AOCI on January 1, 2018. This applied to the equity securities held in our investment portfolio.

The fair value of total investment securities was $6.97 billion at March 31, 2018, a decrease of $212.3 million, when compared to $7.18 billion at December 31, 2017. The decrease in the portfolio from December 31, 2017 was primarily attributable to only reinvesting a portion of the proceeds from sales, maturities and pay downs into the investment portfolio and a rise in unrealized losses on the available for sale portfolio. Investment securities decreased $57.8 million from March 31, 2017 to March 31, 2018 primarily due to an increase in the unrealized losses on the available for sale portfolio.

As of March 31, 2018, investment securities available for sale had a net pre-tax unrealized loss of $157.5 million, compared to a net pre-tax unrealized loss of $48.8 million as of December 31, 2017 and a net pre-tax unrealized loss of $58.8 million as of March 31, 2017. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Per the adoption of ASU 2016-01, our equity securities were no longer considered available for sale at March 31, 2018 and any unrealized gain or loss on equity securities is recorded on the Consolidated Statements of Income. The fair value of equity securities was $110.1 million at March 31, 2018. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2018.

There were no sales of investment securities available for sale for the three months ended March 31, 2018 compared to a net loss of $371 thousand and $24 thousand on sales of securities for the three months ended December 31, 2017 and March 31, 2017, respectively. The net marketable equity securities gains was $971 thousand for the three months ended March 31, 2018 and is recorded on the Consolidated Statements of Income.

At March 31, 2018, mortgage-backed securities represented 74.7 percent of total investment securities, compared to U.S. Treasury, government agency securities, corporate bonds, other investments and marketable equity securities, which represented 22.3 percent, 0.5 percent, 0.9 percent, 0.1 percent and 1.5 percent of the total investment securities, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Due primarily due to rising market rates in mortgage-backed securities products since December 31, 2017, the carrying value of mortgage-backed securities has decreased by $134.1 million. U.S. Treasury securities decreased $104.0 million primarily due to maturities with only a portion of the proceeds reinvested back into U.S. Treasury securities. Government agency securities increased $23.2 million due to new purchases during the first quarter of 2018. Equity securities, comprised of investments in other financial institutions, increased $4.9 million since December 31, 2017 primarily due to higher market prices at March 31, 2018.

On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investments available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion and a weighted average maturity of 13 years. FCB has the intent and ability to retain these securities until maturity.

Table 6
Investment Securities

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,557,991	$1,553,893	$1,658,410	$1,657,864	$1,619,380	$1,618,168
Government agency	32,006	31,909	8,695	8,670	40,185	40,221
Mortgage-backed securities	5,360,251	5,206,667	5,419,379	5,340,756	5,363,747	5,306,107
Equity securities	—	—	75,471	105,208	72,064	94,265
Corporate bonds	59,414	59,653	59,414	59,963	49,370	49,565
Other	5,538	5,618	7,645	7,719	11,702	11,535
Total investment securities available for sale	7,015,200	6,857,740	7,229,014	7,180,180	7,084,384	7,025,596
Investment in marketable equity securities	79,458	110,107	—	—	—	—
Investment securities held to maturity:
Mortgage-backed securities	74	79	76	81	83	89
Total investment securities	$7,094,732	$6,967,926	$7,229,090	$7,180,261	$7,084,467	$7,025,685

Loans and Leases
Loans and leases were $23.61 billion at March 31, 2018, a net increase of $15.1 million compared to December 31, 2017, representing growth of 0.2 percent on an annualized basis. Originated loans increased by $74.3 million, or by 1.32 percent on an annualized basis, primarily related to growth in the commercial mortgage portfolio. Originated loan growth was offset by a decline in purchased credit impaired (PCI) loans of $59.2 million primarily due to continued PCI loan portfolio run-off.
BancShares reports non-PCI and PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial and industrial or residential mortgage. Table 7 provides the composition of non-PCI and PCI loans and leases.

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

Non-PCI loans and leases at March 31, 2018 were $22.91 billion, representing 97.0 percent of total loans and leases, compared to $22.83 billion and $21.06 billion at December 31, 2017 and March 31, 2017, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $14.87 billion at March 31, 2018, an increase of $72.5 million and $1.01 billion compared to December 31, 2017 and March 31, 2017, respectively, primarily resulting from originated loan growth.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $8.04 billion at March 31, 2018, an increase of $1.8 million and $840.3 million compared to December 31, 2017 and March 31, 2017, respectively, primarily resulting from originated loan growth. The increase from March 31, 2017 was also attributable to the impact of the Guaranty acquisition which contributed $413.9 million to the non-PCI noncommercial loan portfolio at March 31, 2018.

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

PCI loans at March 31, 2018 were $703.8 million, representing 3.0 percent of total loans and leases, compared to $763.0 million and $848.8 million at December 31, 2017 and March 31, 2017, respectively.

PCI commercial loans were $355.9 million at March 31, 2018, a decrease of $37.5 million since December 31, 2017 and $173.9 million since March 31, 2017, reflecting continued loan run-off. At March 31, 2018, PCI noncommercial loans were $347.9 million, a decrease of $21.7 million since December 31, 2017 and an increase of $28.9 million since March 31, 2017. The decrease from December 31, 2017 was due to continued loan run-off. The increase from March 31, 2017 reflects net loans acquired from Guaranty, offset by continued loan run-off.

Table 7
Loans and Leases

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Non-PCI loans and leases:
Commercial:
Construction and land development	$738,413	$669,215	$683,415
Commercial mortgage	9,859,136	9,729,022	9,173,612
Other commercial real estate	386,734	473,433	364,862
Commercial and industrial	2,695,205	2,730,407	2,477,911
Lease financing	910,589	894,801	840,201
Other	281,485	302,176	321,352
Total commercial loans	14,871,562	14,799,054	13,861,353
Noncommercial:
Residential mortgage	3,587,791	3,523,786	2,945,361
Revolving mortgage	2,651,648	2,701,525	2,604,156
Construction and land development	243,114	248,289	218,103
Consumer	1,554,025	1,561,173	1,428,660
Total noncommercial loans	8,036,578	8,034,773	7,196,280
Total non-PCI loans and leases	22,908,140	22,833,827	21,057,633
PCI loans:
Commercial:
Construction and land development	9,316	10,135	26,542
Commercial mortgage	325,073	358,103	455,551
Other commercial real estate	16,179	17,124	18,723
Commercial and industrial	3,732	6,374	27,794
Other	1,628	1,683	1,244
Total commercial loans	355,928	393,419	529,854
Noncommercial:
Residential mortgage	282,338	299,318	275,904
Revolving mortgage	60,388	63,908	40,345
Construction and land development	3,006	4,163	—
Consumer	2,177	2,190	2,713
Total noncommercial loans	347,909	369,579	318,962
Total PCI loans	703,837	762,998	848,816
Total loans and leases	$23,611,977	$23,596,825	$21,906,449

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $223.1 million at March 31, 2018, representing an increase of $1.2 million and $2.2 million since December 31, 2017 and March 31, 2017, respectively. The ALLL as a percentage of total loans and leases was 0.94 percent at March 31, 2018, compared to 0.94 percent and 1.01 percent at December 31, 2017 and March 31, 2017, respectively.

At March 31, 2018, the ALLL allocated to total non-PCI loans and leases was $210.8 million, or 0.92 percent of non-PCI loans and leases, compared to $211.9 million, or 0.93 percent, at December 31, 2017 and $210.0 million, or 1.00 percent, at March 31, 2017. The ALLL for total non-PCI loans and leases decreased from December 31, 2017 primarily due to improvements in qualitative factors across multiple products and credit quality improvements within the commercial construction and land development as well as commercial real estate non-healthcare portfolios. The ALLL for total non-PCI loans and leases increased from March 31, 2017 primarily due to organic loan growth.

The ALLL allocated to originated non-PCI loans and leases was 0.98 percent of originated non-PCI loans and leases at March 31, 2018, compared to 1.00 percent and 1.09 percent at December 31, 2017 and March 31, 2017, respectively. Originated non-PCI loans were $21.36 billion, $21.13 billion and $19.24 billion at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans.

The remaining ALLL of $12.3 million relates to PCI loans at March 31, 2018, compared to $10.0 million and $10.9 million at December 31, 2017 and March 31, 2017, respectively. The ALLL on the PCI loan portfolio increased from December 31, 2017 and March 31, 2017 primarily due to updated cash flow estimates.
BancShares recorded a net provision expense of $7.6 million for loan and lease losses for the first quarter of 2018, compared to a net provision credit of $2.8 million for the fourth quarter of 2017. The $10.4 million increase in net provision expense was primarily due to higher PCI provision expense based on updated cash flow estimates and a decline in the magnitude of favorable experiences in certain loan loss factors that occurred during the fourth quarter of 2017, partially offset by lower loan growth in the current quarter. Net provision expense for the three months ended March 31, 2018 remained relatively flat compared to $8.2 million for the same period of 2017.
On an annualized basis, total net charge-offs as a percentage of total average loans and leases for the first quarter of 2018 was 0.11 percent, compared to 0.12 percent in the fourth quarter of 2017 and 0.11 percent in the first quarter of 2017. Net charge-offs for non-PCI loans and leases were $6.3 million during the first quarter of 2018, compared to $6.8 million and $6.1 million during the fourth quarter of 2017 and first quarter of 2017, respectively. On an annualized basis, non-PCI net charge-offs as a percentage of non-PCI average loans and leases during the first quarter of 2018 were 0.11 percent, compared to 0.12 percent in both the fourth quarter of 2017 and first quarter of 2017.
The unamortized discount related to non-PCI loans and leases at March 31, 2018, December 31, 2017 and March 31, 2017 was $32.1 million, $35.0 million and $28.4 million, respectively. The unamortized discount related to PCI loans at March 31, 2018, December 31, 2017 and March 31, 2017 was $104.9 million, $111.3 million and $120.9 million, respectively.
Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at March 31, 2018, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review the ALLL as part of their exam process which could result in adjustments to the ALLL based on information available to them at the time of their examination.

Table 8
Allowance for Loan and Lease Losses Components by Loan Class

	2018	2017
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$221,893	$231,842	$228,798	$220,943	$218,795
Non-PCI provision (credit) for loan and lease losses
Total commercial	243	(8,615)	2,233	3,984	7,530
Total noncommercial	5,008	8,443	6,250	5,768	3,546
Non-PCI provision (credit) for loan and lease losses	5,251	(172)	8,483	9,752	11,076
PCI provision (credit) for loan losses	2,354	(2,637)	(537)	2,572	(2,845)
Non-PCI Charge-offs:
Commercial:
Construction and land development	—	(100)	(9)	(413)	(77)
Commercial mortgage	(46)	(110)	(39)	(235)	(37)
Other commercial real estate	—	—	—	—	(5)
Commercial and industrial	(1,475)	(3,277)	(1,275)	(3,121)	(3,253)
Lease financing	(854)	(38)	(687)	(97)	(173)
Other	(3)	(59)	(666)	(64)	(123)
Total commercial	(2,378)	(3,584)	(2,676)	(3,930)	(3,668)
Noncommercial:
Residential mortgage	(806)	(300)	(604)	(222)	(250)
Revolving mortgage	(992)	(1,045)	(218)	(280)	(825)
Consumer	(5,255)	(4,769)	(4,996)	(4,991)	(3,966)
Total noncommercial	(7,235)	(6,114)	(5,818)	(5,493)	(5,041)
Total non-PCI charge-offs	(9,613)	(9,698)	(8,494)	(9,423)	(8,709)
Non-PCI Recoveries:
Commercial:
Construction and land development	23	201	56	209	55
Commercial mortgage	239	301	1,446	731	364
Other commercial real estate	145	8	8	7	4
Commercial and industrial	1,219	650	433	2,392	265
Lease financing	41	240	3	—	6
Other	42	41	123	46	13
Total commercial	1,709	1,441	2,069	3,385	707
Noncommercial:
Residential mortgage	77	85	92	75	287
Revolving mortgage	194	101	228	401	552
Construction and land development	26	—	—	—	—
Consumer	1,309	1,227	1,203	1,093	1,080
Total noncommercial	1,606	1,413	1,523	1,569	1,919
Total non-PCI recoveries	3,315	2,854	3,592	4,954	2,626
Non-PCI loans and leases charged off, net	(6,298)	(6,844)	(4,902)	(4,469)	(6,083)
PCI loans charged off, net	(84)	(296)	—	—	—
Allowance for loan and lease losses at end of period	$223,116	$221,893	$231,842	$228,798	$220,943
Reserve for unfunded commitments	$1,116	$1,032	$1,309	$1,133	$1,198
First Quarter 2018 to Fourth Quarter 2017
Provision expense for non-PCI commercial loans was $243 thousand in the first quarter of 2018, compared to provision credit of $8.6 million for the fourth quarter of 2017. This increase of $8.9 million was primarily due to organic loan growth in the construction and land development as well as commercial mortgage loan portfolios and a decline in the magnitude of favorable experiences in certain loan loss factors that occurred during the fourth quarter of 2017.
Provision expense for non-PCI noncommercial loans was $5.0 million in the first quarter of 2018, compared to $8.4 million for the fourth quarter of 2017. This decrease of $3.4 million was primarily due to declines in provision for construction and land development as well as consumer portfolios resulting from updated loan loss factors given a decrease in loss experience. Declines in loan balances also contributed to the provision decrease.
First Quarter 2018 to First Quarter 2017
Provision expense in the first quarter of 2018 for non-PCI commercial loans was $243 thousand, down $7.3 million from $7.5 million in the first quarter of 2017 resulting from declines in the commercial mortgage, other commercial real estate, as well as commercial and industrial portfolios due to updated loan loss factors given a decrease in loss experience, offset by loan growth.

Provision expense in the first quarter of 2018 for non-PCI noncommercial loans was $5.0 million, an increase of $1.5 million from $3.5 million in the first quarter of 2017 primarily due to organic loan growth in the consumer portfolio as well as an increase in the loss rate as a result of updating loan loss factors in the fourth quarter of 2017.

Table 9
Allowance for Loan and Lease Losses Metrics and Ratios

	2018	2017
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Average loans and leases:
PCI	$733,830	$799,399	$865,580	$858,053	$857,501
Non-PCI	22,932,268	22,560,836	22,131,615	21,717,270	21,093,943
Loans and leases at period-end:
PCI	703,837	762,998	834,167	894,863	848,816
Non-PCI	22,908,140	22,833,827	22,314,906	21,976,602	21,057,633
Allowance for loan and lease losses allocated to loans and leases:
PCI	12,296	10,026	12,959	13,496	10,924
Non-PCI	210,820	211,867	218,883	215,302	210,019
Total	$223,116	$221,893	$231,842	$228,798	$220,943
Net charge-offs (annualized) to average loans and leases:
PCI	0.05%	0.15%	—%	—%	—%
Non-PCI	0.11	0.12	0.09	0.08	0.12
Total	0.11	0.12	0.08	0.08	0.11
ALLL to total loans and leases:
PCI	1.75	1.31	1.55	1.51	1.29
Non-PCI	0.92	0.93	0.98	0.98	1.00
Total	0.94	0.94	1.00	1.00	1.01
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO resulting from both non-PCI and PCI loans. At March 31, 2018, BancShares’ nonperforming assets were $138.9 million, down from $144.3 million and $144.0 million at December 31, 2017 at March 31, 2017, respectively.
At March 31, 2018, OREO totaled $48.1 million, representing declines of $3.0 million and $8.4 million since December 31, 2017 and March 31, 2017, respectively, as sales and write-downs outpaced additions. Nonaccrual non-PCI loans and leases at March 31, 2018 decreased $3.2 million to $89.3 million compared to $92.5 million at December 31, 2017 primarily due to commercial and residential mortgage loans returning to accrual status. Nonaccrual non-PCI loans and leases increased $3.2 million from $86.1 million at March 31, 2017 as a result of an increase in revolving mortgage loans moving to nonaccrual status, offset by problem asset resolutions in the commercial mortgage loans portfolio. Nonaccrual PCI loans at March 31, 2018 were up $1.0 million and $122 thousand from December 31, 2017 and March 31, 2017, respectively.

Table 10
Nonperforming Assets

	2018	2017
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$89,260	$92,534	$90,064	$88,067	$86,086
PCI	1,580	624	1,017	1,312	1,458
Other real estate	48,089	51,097	53,988	60,781	56,491
Total nonperforming assets	$138,929	$144,255	$145,069	$150,160	$144,035

Loans and leases:
Non-PCI	$22,908,140	$22,833,827	$22,314,906	$21,976,602	$21,057,633
PCI	703,837	762,998	834,167	894,863	848,816
Total loans and leases	$23,611,977	$23,596,825	$23,149,073	$22,871,465	$21,906,449

Accruing loans and leases 90 days or more past due
Non-PCI	$3,030	$2,978	$3,449	$4,192	$2,982
PCI	48,229	58,740	64,801	72,586	75,576

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.59%	0.61%	0.63%	0.65%	0.66%
Troubled Debt Restructurings (TDRs)
We have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing financial difficulties or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs that are not accruing interest are included as nonperforming assets within nonaccrual loans and leases. TDRs that are accruing at the time of restructure and continue to perform based on the restructured terms are considered performing.
Table 11
Troubled Debt Restructurings

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Accruing TDRs:
PCI	$18,380	$18,163	$20,296
Non-PCI	113,540	112,228	102,460
Total accruing TDRs	131,920	130,391	122,756
Nonaccruing TDRs:
PCI	250	272	298
Non-PCI	31,300	33,898	25,989
Total nonaccruing TDRs	31,550	34,170	26,287
All TDRs:
PCI	18,630	18,435	20,594
Non-PCI	144,840	146,126	128,449
Total TDRs	$163,470	$164,561	$149,043
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $18.72 billion and $19.59 billion at March 31, 2018 and December 31, 2017, respectively. The $875.2 million decline from December 31, 2017 was due to decreases in long-term obligations, shot-term borrowings and interest-bearing deposits of $675.8 million, $139.0 million and $60.4 million, respectively. Interest-bearing liabilities decreased $1.01 billion to $18.72 billion at March 31, 2018 from $19.73 billion at March 31, 2017 due to a $533.1 million decrease in long-term obligations, a $240.8 million decrease in short-term borrowings and a decrease of $236.7 million in interest-bearing deposits.

Deposits
At March 31, 2018, total deposits were $29.97 billion, an increase of $703.0 million, or 2.4 percent, compared to December 31, 2017 and an increase of $966.5 million, or 3.3 percent, when compared to March 31, 2017. The increase from both periods was primarily the result of organic growth in demand deposit and interest-bearing savings and checking account balances, offset by run-off in time deposits and lower money market account balances.
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
Short-Term Borrowings
At March 31, 2018, short-term borrowings were $554.8 million compared to $693.8 million and $795.6 million at December 31, 2017 and March 31, 2017, respectively. The $139.0 million decrease from December 31, 2017 was due to FHLB borrowing maturities of $75.0 million, the maturity of a $30.0 million repurchase agreement and lower customer repurchase agreement balances. The $240.8 million decrease from March 31, 2017 was due to FHLB borrowing maturities of $85.1 million, the maturity of a $30.0 million repurchase agreement and lower customer repurchase agreement balances, offset by reclassifications of $15.0 million in FHLB borrowings and subordinated notes payable of $15.0 million from long-term obligations.
Long-Term Obligations
Long-term obligations were $194.4 million at March 31, 2018, down $675.8 million from December 31, 2017 primarily due to prepayments on FHLB borrowings totaling $675.0 million and a redemption of $2.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/NC Capital Trust III, partially offset by the addition of a capital lease for $1.5 million. Long-term obligations decreased $533.1 million from March 31, 2017 primarily due to prepayments on FHLB borrowings totaling $675.0 million, reclassifications of $15.0 million in FHLB borrowings and subordinated notes payable of $15.0 million from long-term obligations to short-term borrowings, as well as redemptions of $5.0 million and $2.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/SC Capital Trust II and FCB/NC Capital Trust III, respectively. These decreases were partially offset by new FHLB borrowings of $175.0 million coupled with the addition of a capital lease for $1.5 million.

BancShares owns three special purpose entities – FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I (the Trusts). Long-term obligations included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts. BancShares had the following issues of trust preferred securities and subordinated debentures owed to the Trusts:

Table 12
Trust Preferred Securities and Subordinated Debentures

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Maturity Date
FCB/NC Capital Trust III	$88,145	$85,500	$90,207	$87,500	$90,206	$87,500	June 30, 2036
FCB/SC Capital Trust II	19,588	19,000	19,588	19,000	24,743	24,000	June 15, 2034
SCB Capital Trust I	10,310	10,000	10,310	10,000	10,310	10,000	April 7, 2034
	$118,043	$114,500	$120,105	$116,500	$125,259	$121,500

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines. Shareholders' equity for the first quarter of 2018 was also impacted by cumulative effect adjustments of $50.0 million related to the adoption of ASU 2016-01 for the accounting of equity investments and ASU 2018-02 for the accounting of stranded tax effects in AOCI resulting from the 2017 Tax Act. In the aggregate, the unrealized gains and losses and cumulative effect adjustments represented a net reduction in shareholders' equity of $230.3 million at March 31, 2018, compared to a net reduction of $122.3 million at December 31, 2017 and $110.9 million at March 31, 2017. The $108.0 million decrease in AOCI from December 31, 2017 was primarily driven by an increase in unrealized losses on investment securities as a result of lower market interest rates as well as the cumulative effect adjustments recorded in the current quarter. The $119.4 million decrease in AOCI from March 31, 2017 was primarily driven by the change in the discount rate used in our defined benefit pension plans, the unrealized loss position on our investment securities available for sale portfolio at March 31, 2018 as a result of higher market interest rates and the cumulative effect adjustments recorded in the current quarter.

Table 13
Analysis of Capital Adequacy

	March 31, 2018	December 31, 2017	March 31, 2017	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	13.38%	12.88%	12.57%	6.00%	8.00%
Common equity Tier 1	13.38	12.88	12.57	4.50	6.50
Total risk-based capital	14.70	14.21	13.99	8.00	10.00
Tier 1 leverage ratio	10.02	9.47	9.15	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	13.00%	12.54%	12.41%	6.00%	8.00%
Common equity Tier 1	13.00	12.54	12.41	4.50	6.50
Total risk-based capital	13.92	13.46	13.37	8.00	10.00
Tier 1 leverage ratio	9.74	9.22	9.04	4.00	5.00
Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set minimum requirements for both the quantity and quality of capital held by BancShares and FCB and included a common equity Tier 1 capital to risk-weighted assets ratio. A capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent above minimum risk-based capital requirements and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. As such, the capital conservation buffer requirement was 1.88% percent effective January 1, 2018. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 6.70 percent and 5.92 percent, respectively, at March 31, 2018. The buffers exceeded the 1.88% percent requirement and, therefore, resulted in no limit on distributions.
As of March 31, 2018, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. BancShares had no trust preferred capital securities included in Tier 1 capital at March 31, 2018 and December 31, 2017 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
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
The Board Risk Committee structure is designed to allow for information flow and timely escalation of risk related issues. The Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, strategic, legal, and reputational risks; review, approve and monitor adherence to the risk appetite and supporting risk tolerance levels; and evaluate, monitor and oversee the adequacy and effectiveness of the Enterprise Risk Management Framework. The Board Risk Committee also reviews reports of examination by and communications from regulatory agencies; the results of internal and third party testing and assessments related to risk management; and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee monitors management's response to certain risk related regulatory or audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks, information security and other areas of joint responsibility.
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

We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Despite the current increase in market interest rates, the overall rate on interest-bearing deposits remains relatively low and as such, it is unlikely that the rates on most interest-bearing deposits can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration from low rate deposit instruments to intermediate term fixed rate instruments, such as certificates of deposit, as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates.

Table 14
Net Interest Income Sensitivity Simulation Analysis
This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of March 31, 2018 and December 31, 2017.

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	March 31, 2018	December 31, 2017
-100	(11.04)%	(12.25)%
+100	3.76	3.66
+200	4.89	4.61
+300	2.92	2.43
Net interest income sensitivity metrics at March 31, 2018 compared to December 31, 2017 for all scenarios remained relatively stable with the slight increases primarily driven by an increase in overnight investments and a favorable change in the deposit mix from growth in non-interest bearing deposits.

Table 15
Economic Value of Equity Modeling Analysis
Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of March 31, 2018 and December 31, 2017.

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	March 31, 2018	December 31, 2017
-100	(13.25)%	(15.44)%
+100	2.57	3.38
+200	(0.33)	1.06
+300	(7.56)	(5.52)

The economic value of equity metrics at March 31, 2018 compared to December 31, 2017 declined in the +100 bps, +200 bps and +300 bps scenarios primarily due to prepayment of eight FHLB debt obligations totaling $675.0 million in the first quarter of 2018. While the extinguishment of debt did have a negative impact on the EVE in rising shock scenarios, it did remove the impact of the associated interest expense on the FHLB debt obligations.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $4.63 billion at March 31, 2018 compared to $3.70 billion at December 31, 2017. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $85.2 million as of March 31, 2018, and we had sufficient collateral pledged to secure $6.17 billion of additional borrowings. Also, at March 31, 2018, $2.86 billion in noncovered loans with a lendable collateral value of $2.16 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other borrowing facilities which had $665.0 million of available capacity at March 31, 2018.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our Critical Accounting Policies as described in our 2017 Annual Report on Form 10-K.
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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the FDIC-assisted transactions, the risks discussed in Part II, Item 1A. Risk Factors and other developments or changes in our business that we do not expect.

Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2018, BancShares’ market risk profile has not changed significantly from December 31, 2017, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
No changes in BancShares' internal control over financial reporting occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
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

Date:	May 3, 2018		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer