Form 10-Q
period 2018-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2018-08-02
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
or

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
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of August 1, 2018)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$260,525	$336,150
Overnight investments	1,223,311	1,387,927
Investment in marketable equity securities	107,264	—
Investment securities available for sale	4,783,507	7,180,180
Investment securities held to maturity	2,299,774	76
Loans held for sale	58,961	51,179
Loans and leases	24,538,437	23,596,825
Allowance for loan and lease losses	(224,865)	(221,893)
Net loans and leases	24,313,572	23,374,932
Premises and equipment	1,167,532	1,138,431
Other real estate owned	46,633	51,097
Income earned not collected	99,567	95,249
Goodwill	208,217	150,601
Other intangible assets	77,370	73,096
Other assets	442,333	688,594
Total assets	$35,088,566	$34,527,512
Liabilities
Deposits:
Noninterest-bearing	$12,181,717	$11,237,375
Interest-bearing	18,227,167	18,028,900
Total deposits	30,408,884	29,266,275
Short-term borrowings	613,993	693,807
Long-term obligations	241,360	870,240
FDIC shared-loss payable	103,487	101,342
Other liabilities	273,956	261,784
Total liabilities	31,641,680	31,193,448
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 11,005,220 shares issued and outstanding at June 30, 2018 and December 31, 2017)	11,005	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2018 and December 31, 2017)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Surplus	658,918	658,918
Retained earnings	3,020,596	2,785,430
Accumulated other comprehensive loss	(244,638)	(122,294)
Total shareholders’ equity	3,446,886	3,334,064
Total liabilities and shareholders’ equity	$35,088,566	$34,527,512

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2018	2017	2018	2017
Interest income
Loans and leases	$261,086	$235,732	$513,068	$462,362
Investment securities and dividend income	37,179	30,406	72,199	60,157
Overnight investments	5,612	6,404	11,211	10,880
Total interest income	303,877	272,542	596,478	533,399
Interest expense
Deposits	4,521	4,132	8,277	8,568
Short-term borrowings	821	1,176	2,255	1,756
Long-term obligations	2,316	5,625	5,290	11,123
Total interest expense	7,658	10,933	15,822	21,447
Net interest income	296,219	261,609	580,656	511,952
Provision for loan and lease losses	8,438	12,324	16,043	20,555
Net interest income after provision for loan and lease losses	287,781	249,285	564,613	491,397
Noninterest income
Gain on acquisitions	—	122,728	—	134,745
Cardholder services, net	14,925	14,518	29,707	27,361
Merchant services, net	6,478	5,800	12,655	11,556
Service charges on deposit accounts	25,952	25,862	52,495	48,004
Wealth management services	25,515	21,920	49,084	42,882
Securities gains, net	—	3,351	—	3,327
Marketable equity securities gains, net	4,440	—	5,411	—
Other service charges and fees	7,756	6,628	15,236	14,229
Mortgage income	4,703	4,966	8,940	12,542
Insurance commissions	2,940	2,563	6,716	6,121
ATM income	2,217	2,513	4,388	4,286
Net impact from FDIC shared-loss agreement termination	—	—	—	(45)
Gain on extinguishment of debt	—	—	25,814	—
Other	6,001	6,792	13,165	12,279
Total noninterest income	100,927	217,641	223,611	317,287
Noninterest expense
Salaries and wages	129,841	121,826	259,044	238,188
Employee benefits	29,715	25,383	61,806	52,560
Occupancy expense	26,100	26,059	54,054	50,821
Equipment expense	25,167	24,654	50,141	49,242
FDIC insurance expense	5,492	5,705	11,225	11,298
Collection and foreclosure-related expenses	3,974	2,376	8,120	6,139
Merger-related expenses	2,412	6,853	3,010	7,686
Other	43,292	42,191	86,656	75,812
Total noninterest expense	265,993	255,047	534,056	491,746
Income before income taxes	122,715	211,879	254,168	316,938
Income taxes	29,424	77,219	60,646	114,657
Net income	$93,291	$134,660	$193,522	$202,281
Average shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405
Net income per share	$7.77	$11.21	$16.11	$16.84

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2018	2017	2018	2017
Net income	$93,291	$134,660	$193,522	$202,281
Other comprehensive (loss) income:
Unrealized gains on securities available for sale:
Change in unrealized securities available for sale gains arising during period	82,789	13,771	4,155	49,867
Tax effect	(19,042)	(5,125)	(954)	(18,544)
Reclassification adjustment for gains included in income before income taxes	—	(3,351)	—	(3,327)
Tax effect	—	1,240	—	1,231
Total change in unrealized gains on securities available for sale, net of tax	63,747	6,535	3,201	29,227
Unrealized losses on securities available for sale transferred to held to maturity:
Unrealized losses on securities available for sale transferred to held to maturity	(109,507)	—	(109,507)	—
Tax effect	25,186	—	25,186	—
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	4,473	—	4,473	—
Tax effect	(1,028)	—	(1,028)	—
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	(80,876)	—	(80,876)	—
Change in pension obligation:
Amortization of actuarial losses and prior service cost	3,654	2,460	6,991	4,960
Tax effect	(840)	(897)	(1,608)	(1,838)
Total change in pension obligation, net of tax	2,814	1,563	5,383	3,122
Other comprehensive (loss) income	(14,315)	8,098	(72,292)	32,349
Total comprehensive income	$78,976	$142,758	$121,230	$234,630

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427
Net income	—	—	—	202,281	—	202,281
Other comprehensive income, net of tax	—	—	—	—	32,349	32,349
Cash dividends ($0.60 per share)	—	—	—	(7,206)	—	(7,206)
Balance at June 30, 2017	$11,005	$1,005	$658,918	$2,671,766	$(102,843)	$3,239,851

Balance at December 31, 2017	$11,005	$1,005	$658,918	$2,785,430	$(122,294)	$3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,716	(18,716)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	193,522	—	193,522
Other comprehensive loss, net of tax	—	—	—	—	(72,292)	(72,292)
Cash dividends ($0.70 per share)	—	—	—	(8,408)	—	(8,408)
Balance at June 30, 2018	$11,005	$1,005	$658,918	$3,020,596	$(244,638)	$3,446,886

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193,522	$202,281
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	16,043	20,555
Deferred tax (benefit) expense	(2,835)	45,628
Net change in current taxes	(16,609)	17,404
Depreciation	47,343	45,420
Net (decrease) increase in accrued interest payable	(2,043)	1,344
Net increase in income earned not collected	(1,601)	(290)
Gain on acquisitions	—	(134,745)
Securities gains, net	—	(3,327)
Marketable equity securities gains, net	(5,411)	—
Gain on extinguishment of debt	(25,814)	—
Loss on termination of FDIC shared-loss agreements	—	45
Origination of loans held for sale	(304,580)	(299,136)
Proceeds from sale of loans held for sale	302,766	309,791
Gain on sale of loans held for sale	(5,610)	(6,279)
Gain on sale of portfolio loans	—	(164)
Net write-downs/losses on other real estate	2,698	2,160
Gain on sales of premises and equipment	—	(159)
Net accretion of premiums and discounts	(17,240)	(22,918)
Amortization of intangible assets	11,562	11,045
Net change in FDIC receivable for shared-loss agreements	—	4,821
Net change in FDIC payable for shared-loss agreements	2,145	2,118
Net change in other assets	310,635	(34,340)
Net change in other liabilities	14,998	29,647
Net cash provided by operating activities	519,969	190,901
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(360,764)	(462,385)
Purchases of investment securities available for sale	(920,356)	(1,186,883)
Purchases of marketable equity securities	(2,818)	—
Proceeds from maturities/calls of investment securities held to maturity	78,384	18
Proceeds from maturities/calls of investment securities available for sale	797,739	1,140,459
Proceeds from sales of investment securities available for sale	119,273	517,588
Proceeds from sales of marketable equity securities	8,493	—
Net decrease (increase) in overnight investments	175,009	(908,583)
Proceeds from sales of portfolio loans	—	32,294
Cash paid to the FDIC for shared-loss agreements	—	(5,197)
Net cash paid to the FDIC for termination of shared-loss agreements	—	(285)
Proceeds from sales of other real estate	15,769	20,236
Proceeds from sales of premises and equipment	198	2,305
Purchases of premises and equipment	(59,603)	(35,912)
Business acquisitions, net of cash acquired	(106,298)	300,703
Net cash used in investing activities	(254,974)	(585,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(181,889)	(238,751)
Net increase in demand and other interest-bearing deposits	704,909	429,684
Net (decrease) increase in short-term borrowings	(201,303)	61,030
Repayment of long-term obligations	(653,929)	(7,985)
Origination of long-term obligations	—	175,000
Cash dividends paid	(8,408)	(7,206)
Net cash (used in) provided by financing activities	(340,620)	411,772
Change in cash and due from banks	(75,625)	17,031
Cash and due from banks at beginning of period	336,150	539,741
Cash and due from banks at end of period	$260,525	$556,772
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$11,868	$21,891
Dividends declared but not paid	4,204	3,603
Reclassification of portfolio loans to loans held for sale	—	84,509
Transfer of investment securities available for sale to held to maturity	2,486,761	—

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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2018. The change in accounting principle was accounted for as a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained earnings and a decrease to AOCI on January 1, 2018. With the adoption of this ASU equity securities can no longer be classified as available for sale, as such marketable equity securities are disclosed as a separate line item on the balance sheet with changes in the fair value of equity securities reflected in net income.
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

We also completed an evaluation of the costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on this evaluation, we determined that the classification of cardholder and merchant processing costs as well as expenses for cardholder reward programs should be netted against cardholder and merchant services income. We used the full retrospective method of adoption and restated the prior financial statements to net the cardholder and merchant processing costs against the related cardholder and merchant services income. These classification changes resulted in changes to both noninterest income and noninterest expense, however, there was no change to previously reported net income. Merchant processing expenses of $20.8 million and $40.0 million have been reclassified and reported as a component of merchant services income for the three and six months ended June 30, 2017, respectively. Cardholder processing expenses of $6.8 million and cardholder reward programs expense of $3.0 million have been reclassified and reported as a component of cardholder services income for the three months ended June 30, 2017. For the six months ended June 30, 2017, cardholder processing expenses of $12.7 million and cardholder reward programs expense of $5.5 million were reclassified and reported as a component of cardholder services income.
Revenue Recognition
The standard requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
Descriptions of our noninterest revenue-generating activities that are within the scope of the new revenue ASU is broadly segregated as follows:
Cardholder and Merchant Services - These represent interchange fees from customer debit and credit card transactions that are earned at the time a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been met as it is satisfied upon the completion of the card transaction. Additionally, ASU 2014-09 requires costs associated with cardholder and merchant services transactions to be netted against the fees from such transactions when an entity is acting as an agent in providing services to a customer.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. A cross-functional team co-led by Corporate Finance and Risk Management is in place to implement the new standard. The team continues to work on critical activities such as building models, documenting accounting policies, reviewing data quality, and implementing a reporting and disclosure solution. We continue to evaluate the impact the new standard will have on our consolidated financial statements but the magnitude of this impact has not been determined. The final impact will be dependent, among other items, on loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt during the first quarter of 2019. We expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to our balance sheet will impact our total risk-weighted assets used to determine our regulatory capital levels. Our impact analysis on this change in accounting principle estimates an increase to the Consolidated Balance Sheets for total lease liability ranging between $65.0 million and $85.0 million, as the initial gross up of both assets and liabilities. Capital is expected to be adversely impacted by an estimated four to six basis points. These are preliminary estimates subject to change and will continue to be refined closer to adoption.
NOTE B - BUSINESS COMBINATIONS

Palmetto Heritage Bancshares, Inc.
On July 25, 2018, First Citizens Bank and Palmetto Heritage Bancshares, Inc. announced the signing of a definitive merger agreement. The agreement provides for the acquisition of Pawley's Island, SC-based Palmetto Heritage Bancshares. Under the terms of the agreement, cash consideration of $135.00 per share will be paid to the shareholders of Palmetto Heritage Bancshares for each share of Palmetto Heritage's common stock with total consideration paid of $30.3 million. The transaction is expected to close during the fourth quarter of 2018, subject to the receipt of regulatory approvals and the approval of Palmetto Heritage Bancshares’ shareholders. As of June 30, 2018, Palmetto Heritage Bancshares reported $167.9 million in consolidated assets, $137.8 million in loans and $126.4 million in deposits.

Capital Commerce Bancorp, Inc.
On June 27, 2018, FCB and Capital Commerce Bancorp, Inc. (Capital Commerce) entered into a definitive merger agreement. The agreement provides for the acquisition of Milwaukee, Wisconsin-based Capital Commerce by FCB. Under the terms of the agreement, cash consideration of $4.75 per share will be paid to the shareholders of Capital Commerce for each share of Capital Commerce's common stock totaling approximately $28.1 million. The transaction is expected to close no later than the fourth quarter of 2018, subject to the receipt of regulatory approvals and the approval of Capital Commerce's shareholders, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence and enhance banking efforts in the Milwaukee market. As of March 31, 2018, Capital Commerce reported $216.2 million in consolidated assets, $180.6 million in loans and $171.0 million in deposits.

HomeBancorp, Inc.
On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 was paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock and total consideration was $112.7 million. The merger allowed FCB to expand its footprint in Florida by entering into two new markets in Tampa and Orlando.
The HomeBancorp transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.
The fair value of the assets acquired was $842.7 million, including $550.6 million in non-purchased credit impaired (non-PCI) loans, $15.6 million in purchased credit impaired (PCI) loans and $9.9 million in a core deposit intangible. Liabilities assumed were $787.7 million, of which $619.6 million were deposits. As a result of the transaction, FCB recorded $57.6 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.
Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores, and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	As recorded by FCB
Purchase Price		$112,657
Assets
Cash and due from banks	$6,359
Overnight investments	10,393
Investment securities	200,918
Loans held for sale	791
Loans	566,173
Premises and equipment	6,542
Other real estate owned	2,135
Income earned not collected	2,717
Intangible assets	13,206
Other assets	33,459
Total assets acquired	842,693
Liabilities
Deposits	619,589
Short-term borrowings	108,973
Accrued interest payable	1,020
Long-term obligations	52,944
Other liabilities	5,126
Total liabilities assumed	$787,652
Fair value of net assets assumed		55,041
Goodwill recorded for HomeBancorp		$57,616

Merger-related expenses of $1.5 million and $1.7 million were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2018. Loan-related interest income generated from HomeBancorp was approximately $5.0 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,508,435	$—	$4,461	$1,503,974
Government agency	131,233	157	355	131,035
Mortgage-backed securities	3,104,316	1,621	71,872	3,034,065
Corporate bonds	108,649	391	250	108,790
Other	5,545	98	—	5,643
Total investment securities available for sale	$4,858,178	$2,267	$76,938	$4,783,507

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,658,410	$—	$546	$1,657,864
Government agency	8,695	15	40	8,670
Mortgage-backed securities	5,419,379	1,529	80,152	5,340,756
Equity securities	75,471	29,737	—	105,208
Corporate bonds	59,414	557	8	59,963
Other	7,645	256	182	7,719
Total investment securities available for sale	$7,229,014	$32,094	$80,928	$7,180,180

	June 30, 2018
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$2,299,774	$3,778	$1,459	$2,302,093

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$76	$5	$—	$81

As a result of adopting ASU 2016-01 in the first quarter of 2018, investments in marketable equity securities are no longer classified as investments available for sale. At June 30, 2018 and December 31, 2017, we had $107.3 million and $105.2 million, respectively, in marketable equity securities recorded at fair value. Prior to January 1, 2018 equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported in accumulated other comprehensive income. A cumulative-effect adjustment of $18.7 million was recorded on January 1, 2018 to reclassify the net unrealized gains from accumulated other comprehensive income to retained earnings with subsequent changes in fair value recognized in the Consolidated Statements of Income.
On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investments available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion and a weighted average contractual maturity of 13 years. The unrealized loss on these securities at the date of transfer was $109.5 million and continues to be reported as a component of AOCI. This unrealized loss will be accreted over the remaining expected life of the securities as an adjustment of yield and is offset by the amortization of the corresponding discount on the transferred securities. FCB has the intent and ability to retain these securities until maturity.
Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the United States Small Business Administration. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other investments include trust preferred securities of financial institutions. The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,255,746	$1,252,487	$808,768	$808,301
One through five years	252,689	251,487	849,642	849,563
Five through 10 years	108,649	108,790	59,414	59,963
Over 10 years	5,545	5,643	7,645	7,719
Government agency	131,233	131,035	8,695	8,670
Mortgage-backed securities	3,104,316	3,034,065	5,419,379	5,340,756
Equity securities	—	—	75,471	105,208
Total investment securities available for sale	$4,858,178	$4,783,507	$7,229,014	$7,180,180
Investment securities held to maturity
Mortgage-backed securities held to maturity	$2,299,774	$2,302,093	$76	$81
There were no gross gains or losses on sales of investment securities available for sale for the three or six months ended June 30, 2018. Gross gains and gross losses on sales of investment securities available for sale were $3.4 million and $2 thousand, respectively for the three months ended June 30, 2017. Gross gains and gross losses on sales of investment securities available for sale were $3.4 million and $29 thousand, respectively for the six months ended June 30, 2017.

The following table provides the realized and unrealized gains or losses on marketable equity securities for the three and six months ended June 30, 2018.

(Dollars in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Marketable equity securities gains, net	$4,440	$5,411
Less net gains recognized on marketable equity securities sold	139	235
Unrealized gains recognized on marketable equity securities held	$4,301	$5,176

The following table provides information regarding securities available for sale with unrealized losses as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,503,974	$4,461	$—	$—	$1,503,974	$4,461
Government agency	83,383	328	2,004	27	85,387	355
Mortgage-backed securities	1,923,954	50,765	654,212	21,107	2,578,166	71,872
Corporate bonds	24,673	248	5,025	2	29,698	250
Total	$3,535,984	$55,802	$661,241	$21,136	$4,197,225	$76,938
Investment securities held to maturity:
Mortgage-backed securities	$1,126,683	$1,249	$11,219	$210	$1,137,902	$1,459

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,408,166	$345	$249,698	$201	$1,657,864	$546
Government agency	848	12	2,527	28	3,375	40
Mortgage-backed securities	2,333,254	20,911	2,723,406	59,241	5,056,660	80,152
Corporate bonds	5,025	8	—	—	5,025	8
Other	5,349	182	—	—	5,349	182
Total	$3,752,642	$21,458	$2,975,631	$59,470	$6,728,273	$80,928

As of June 30, 2018, there were 120 investment securities available for sale that had continuous losses for more than 12 months of which 119 are government sponsored enterprise-issued mortgage-backed securities or government agency securities and 1 is a corporate bond. There were 2 investment securities held to maturity, which were government sponsored enterprise-issued mortgage securities, that had continuous losses for more than 12 months at June 30, 2018.
None of the unrealized losses identified as of June 30, 2018 or December 31, 2017 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the debt securities were purchased. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Debt securities having an aggregate carrying value of $3.67 billion at June 30, 2018 and $4.59 billion at December 31, 2017 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are non-PCI or PCI. For loans to be included as non-PCI, they are either originated by FCB or it must be determined that the loans do not have any credit deterioration at the time of acquisition. Conversely, loans for which it is probable at acquisition that all required payments will not be collected in accordance with contractual terms are considered impaired and, therefore, classified as PCI loans. PCI loans are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk over the life of the loans. An allowance is subsequently recorded if there is additional credit deterioration after the acquisition date.
BancShares reports non-PCI and PCI loan portfolios separately, and the non-PCI portfolio is further divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, commercial and non-commercial loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics.

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

Loans and leases outstanding included the following at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-PCI loans and leases:
Commercial:
Construction and land development	$715,011	$669,215
Commercial mortgage	10,278,741	9,729,022
Other commercial real estate	473,452	473,433
Commercial and industrial	3,097,541	2,730,407
Lease financing	613,377	894,801
Other	296,614	302,176
Total commercial loans	15,474,736	14,799,054
Noncommercial:
Residential mortgage	3,980,845	3,523,786
Revolving mortgage	2,604,955	2,701,525
Construction and land development	250,704	248,289
Consumer	1,552,928	1,561,173
Total noncommercial loans	8,389,432	8,034,773
Total non-PCI loans and leases	23,864,168	22,833,827
PCI loans:
Total PCI loans	674,269	762,998
Total loans and leases	$24,538,437	$23,596,825

At June 30, 2018, $9.08 billion in noncovered loans with a lendable collateral value of $6.22 billion were used to secure $128.7 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $6.09 billion. At December 31, 2017, $8.75 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $835.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.24 billion. At June 30, 2018, $2.88 billion in noncovered loans with a lendable collateral value of $2.17 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). At December 31, 2017, $2.77 billion in noncovered loans with a lendable collateral value of $2.08 billion were used to secure additional borrowing capacity at the FRB.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale totaled $59.0 million and $51.2 million at June 30, 2018 and December 31, 2017, respectively. In addition, we may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of amortized cost or market. During the three and six months ended June 30, 2018, total proceeds from sales of loans held for sale were $164.2 million and $302.8 million, respectively, and there were no transfers to loans held for sale from the residential mortgage portfolio for either period. For the three months ended June 30, 2017, total proceeds from sales of loans held for sale which did not include any loans transferred from the residential mortgage portfolio were $147.0 million. For the six months ended June 30, 2017, total proceeds from sales of loans held for sale were $342.1 million of which $32.3 million in sales were transferred to loans held for sale from the residential mortgage portfolio, resulting in a gain of $164 thousand.
Net deferred fees on originated non-PCI loans and leases, including unearned income as well as unamortized costs and fees, were $1.2 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively. The unamortized discount related to purchased non-PCI loans and leases in the HomeBancorp, Guaranty Bank (Guaranty), Cordia Bancorp Inc. (Cordia) and First Citizens Bancorporation, Inc. (Bancorporation) acquisitions was $7.0 million, $12.3 million, $1.9 million and $14.7 million, respectively, at June 30, 2018. At December 31, 2017, the unamortized discount related to purchased non-PCI loans and leases from the Guaranty, Cordia and Bancorporation acquisitions was $14.2 million, $2.7 million and $18.1 million, respectively. During the three months ended June 30, 2018 and June 30, 2017, accretion income on purchased non-PCI loans and leases was $4.1 million and $3.0 million, respectively. During the six months ended June 30, 2018 and June 30, 2017, accretion income on purchased non-PCI loans and leases was $7.0 million and $6.0 million, respectively.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2018 and December 31, 2017 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

Non-PCI loans and leases outstanding at June 30, 2018 and December 31, 2017 by credit quality indicator are provided below:

	June 30, 2018
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$703,034	$10,083,382	$470,236	$2,868,180	$603,760	$293,804	$15,022,396
Special mention	352	88,157	1,159	35,636	3,916	1,258	130,478
Substandard	3,195	105,647	2,057	21,265	5,701	1,552	139,417
Doubtful	—	999	—	365	—	—	1,364
Ungraded	8,430	556	—	172,095	—	—	181,081
Total	$715,011	$10,278,741	$473,452	$3,097,541	$613,377	$296,614	$15,474,736

	December 31, 2017
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$665,197	$9,521,019	$468,942	$2,511,307	$883,779	$298,064	$14,348,308
Special mention	691	78,643	1,260	44,130	4,340	2,919	131,983
Substandard	3,327	128,848	3,224	18,617	6,585	1,193	161,794
Doubtful	—	262	—	385	—	—	647
Ungraded	—	250	7	155,968	97	—	156,322
Total	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$14,799,054

	June 30, 2018
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,936,065	$2,581,818	$248,343	$1,541,465	$8,307,691
30-59 days past due	21,032	9,864	1,839	6,013	38,748
60-89 days past due	6,291	3,367	51	2,729	12,438
90 days or greater past due	17,457	9,906	471	2,721	30,555
Total	$3,980,845	$2,604,955	$250,704	$1,552,928	$8,389,432

	December 31, 2017
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,465,935	$2,674,390	$239,648	$1,546,473	$7,926,446
30-59 days past due	27,886	13,428	7,154	8,812	57,280
60-89 days past due	8,064	3,485	108	2,893	14,550
90 days or greater past due	21,901	10,222	1,379	2,995	36,497
Total	$3,523,786	$2,701,525	$248,289	$1,561,173	$8,034,773

 PCI loans outstanding at June 30, 2018 and December 31, 2017 by credit quality indicator are provided below:

	June 30, 2018	December 31, 2017
(Dollars in thousands)	PCI commercial loans
Grade:
Pass	$165,578	$201,332
Special mention	58,024	63,257
Substandard	105,937	117,068
Doubtful	6,536	11,735
Ungraded	34	27
Total	$336,109	$393,419

	June 30, 2018	December 31, 2017
	PCI noncommercial loans
(Dollars in thousands)
Current	$299,579	$318,632
30-59 days past due	12,146	13,343
60-89 days past due	4,167	6,212
90 days or greater past due	22,268	31,392
Total	$338,160	$369,579

The aging of the outstanding non-PCI loans and leases, by class, at June 30, 2018 and December 31, 2017 are provided in the tables below. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2018
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$466	$264	$132	$862	$714,149	$715,011
Commercial mortgage	10,120	5,021	5,599	20,740	10,258,001	10,278,741
Other commercial real estate	1,568	—	18	1,586	471,866	473,452
Commercial and industrial	6,445	3,743	1,155	11,343	3,086,198	3,097,541
Lease financing	3,062	1,167	951	5,180	608,197	613,377
Residential mortgage	21,032	6,291	17,457	44,780	3,936,065	3,980,845
Revolving mortgage	9,864	3,367	9,906	23,137	2,581,818	2,604,955
Construction and land development - noncommercial	1,839	51	471	2,361	248,343	250,704
Consumer	6,013	2,729	2,721	11,463	1,541,465	1,552,928
Other	42	17	—	59	296,555	296,614
Total non-PCI loans and leases	$60,451	$22,650	$38,410	$121,511	$23,742,657	$23,864,168

	December 31, 2017
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$491	$442	$357	$1,290	$667,925	$669,215
Commercial mortgage	12,288	2,375	6,490	21,153	9,707,869	9,729,022
Other commercial real estate	107	—	75	182	473,251	473,433
Commercial and industrial	6,694	1,510	1,266	9,470	2,720,937	2,730,407
Lease financing	2,983	167	973	4,123	890,678	894,801
Residential mortgage	27,886	8,064	21,901	57,851	3,465,935	3,523,786
Revolving mortgage	13,428	3,485	10,222	27,135	2,674,390	2,701,525
Construction and land development - noncommercial	7,154	108	1,379	8,641	239,648	248,289
Consumer	8,812	2,893	2,995	14,700	1,546,473	1,561,173
Other	188	6	133	327	301,849	302,176
Total non-PCI loans and leases	$80,031	$19,050	$45,791	$144,872	$22,688,955	$22,833,827

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2018 and December 31, 2017 for non-PCI loans and leases, were as follows:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$420	$—	$1,040	$—
Commercial mortgage	18,457	839	22,625	397
Other commercial real estate	103	—	916	—
Commercial and industrial	3,168	319	2,884	428
Lease financing	1,755	—	1,992	—
Residential mortgage	35,173	—	38,942	—
Revolving mortgage	22,500	—	19,990	—
Construction and land development - noncommercial	1,012	—	1,989	—
Consumer	2,390	2,021	1,992	2,153
Other	77	—	164	—
Total non-PCI loans and leases	$85,055	$3,179	$92,534	$2,978

Purchased non-PCI loans and leases

The following table relates to purchased non-PCI loans acquired in the HomeBancorp transaction and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$710,876
Contractual cash flows not expected to be collected	$9,845
Fair value at acquisition date	$550,618

The recorded fair values of purchased non-PCI loans acquired in the HomeBancorp transaction as of the acquisition date are as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$525
Commercial mortgage	188,688
Other commercial real estate	55,183
Commercial and industrial	7,931
Total commercial loans	252,327
Noncommercial:
Residential mortgage	296,273
Revolving mortgage	51
Consumer	1,967
Total noncommercial loans	298,291
Total non-PCI loans	$550,618

Purchased credit-impaired loans

The following table relates to PCI loans acquired in the HomeBancorp transaction and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected and the fair value of PCI loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$26,651
Cash flows expected to be collected	$19,697
Fair value of loans at acquisition	$15,555
The recorded fair values of PCI loans acquired in the HomeBancorp transaction as of the acquisition date are as follows:

(Dollars in thousands)
Commercial:
Commercial mortgage	$7,815
Commercial and industrial	423
Total commercial loans	8,238
Noncommercial:
Residential mortgage	7,317
Total noncommercial loans	7,317
Total PCI loans	$15,555

The following table provides changes in the carrying value of all PCI loans during the six months ended June 30, 2018 and June 30, 2017:

(Dollars in thousands)	2018	2017
Balance at January 1	$762,998	$809,169
Fair value of acquired loans	15,555	199,682
Accretion	32,188	39,798
Payments received and other changes, net	(136,472)	(153,786)
Balance at June 30	$674,269	$894,863
Unpaid principal balance at June 30	$1,044,148	$1,199,358
The carrying value of loans on the cost recovery method was $2.1 million at June 30, 2018 and $1.1 million at December 31, 2017. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $1.6 million and $624 thousand at June 30, 2018 and December 31, 2017, respectively.

During the three months ended June 30, 2018 and June 30, 2017, accretion income on PCI loans was $14.2 million and $20.4 million, respectively.

For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flow not related to credit improvements or deterioration do not affect the nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first six months of 2018 and 2017.

(Dollars in thousands)	2018	2017
Balance at January 1	$316,679	$335,074
Additions from acquisitions	4,142	44,120
Accretion	(32,188)	(39,798)
Reclassifications from nonaccretable difference	6,899	12,328
Changes in expected cash flows that do not affect nonaccretable difference	48,988	(1,405)
Balance at June 30	$344,520	$350,319

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three and six months ended June 30, 2018 and June 30, 2017:

	Three months ended June 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$26,718	$43,833	$3,423	$53,016	$6,301	$4,842	$16,489	$22,104	$3,913	$30,181	$210,820
Provision	(3,139)	866	468	5,670	(1,879)	(114)	1,492	289	50	4,574	8,277
Charge-offs	(8)	(459)	(69)	(1,994)	(445)	(38)	(289)	(1,027)	(37)	(5,312)	(9,678)
Recoveries	93	225	1	638	4	1	110	520	101	1,330	3,023
Balance at June 30	$23,664	$44,465	$3,823	$57,330	$3,981	$4,691	$17,802	$21,886	$4,027	$30,773	$212,442

	Three months ended June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at April 1	$31,391	$48,611	$3,572	$50,829	$6,315	$3,534	$15,835	$21,290	$1,513	$27,129	$210,019
Provision	2,372	639	33	968	186	(214)	155	1,054	(10)	4,569	9,752
Charge-offs	(413)	(235)	—	(3,121)	(97)	(64)	(222)	(280)	—	(4,991)	(9,423)
Recoveries	209	731	7	2,392	—	46	75	401	—	1,093	4,954
Balance at June 30	$33,559	$49,746	$3,612	$51,068	$6,404	$3,302	$15,843	$22,465	$1,503	$27,800	$215,302

	Six months ended June 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Provision	(914)	(499)	(825)	5,245	(892)	—	3,004	755	157	7,497	13,528
Charge-offs	(8)	(505)	(69)	(3,469)	(1,299)	(41)	(1,095)	(2,019)	(219)	(10,567)	(19,291)
Recoveries	116	464	146	1,857	45	43	187	714	127	2,639	6,338
Balance at June 30	$23,664	$44,465	$3,823	$57,330	$3,981	$4,691	$17,802	$21,886	$4,027	$30,773	$212,442

	Six months ended June 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026
Provision	4,908	645	337	4,560	761	241	1,506	1,604	(93)	6,359	20,828
Charge-offs	(490)	(272)	(5)	(6,374)	(270)	(187)	(472)	(1,105)	—	(9,019)	(18,194)
Recoveries	264	1,095	11	2,657	6	121	362	953	—	2,173	7,642
Balance at June 30	$33,559	$49,746	$3,612	$51,068	$6,404	$3,302	$15,843	$22,465	$1,503	$27,800	$215,302

The following tables present the allowance for non-PCI loan and lease losses and the recorded investment in loans, by loan class, based on impairment method as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$274	$3,325	$65	$985	$107	$20	$3,343	$1,112	$66	$704	$10,001
ALLL for loans and leases collectively evaluated for impairment	23,390	41,140	3,758	56,345	3,874	4,671	14,459	20,774	3,961	30,069	202,441
Total allowance for loan and lease losses	$23,664	$44,465	$3,823	$57,330	$3,981	$4,691	$17,802	$21,886	$4,027	$30,773	$212,442

Loans and leases:
Loans and leases individually evaluated for impairment	$2,098	$66,172	$1,077	$7,652	$1,176	$97	$43,953	$27,407	$2,911	$2,685	$155,228
Loans and leases collectively evaluated for impairment	712,913	10,212,569	472,375	3,089,889	612,201	296,517	3,936,892	2,577,548	247,793	1,550,243	23,708,940
Total loan and leases	$715,011	$10,278,741	$473,452	$3,097,541	$613,377	$296,614	$3,980,845	$2,604,955	$250,704	$1,552,928	$23,864,168

	December 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$185	$3,648	$209	$665	$397	$—	$2,733	$1,085	$68	$738	$9,728
ALLL for loans and leases collectively evaluated for impairment	24,285	41,357	4,362	53,032	5,730	4,689	12,973	21,351	3,894	30,466	202,139
Total allowance for loan and lease losses	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867

Loans and leases:
Loans and leases individually evaluated for impairment	$788	$73,655	$1,857	$7,974	$1,914	$521	$37,842	$23,770	$4,551	$2,774	$155,646
Loans and leases collectively evaluated for impairment	668,427	9,655,367	471,576	2,722,433	892,887	301,655	3,485,944	2,677,755	243,738	1,558,399	22,678,181
Total loan and leases	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$3,523,786	$2,701,525	$248,289	$1,561,173	$22,833,827

The following tables show the activity in the allowance for PCI loan losses for the three and six months ended June 30, 2018 and June 30, 2017.

(Dollars in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017
PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$12,296	$10,924
Provision	161	2,572
Charge-offs	(34)	—
Recoveries	—	—
Balance at June 30	$12,423	$13,496

	Six months ended June 30, 2018	Six months ended June 30, 2017
Balance at January 1	$10,026	$13,769
Provision	2,515	(273)
Charge-offs	(118)	—
Recoveries	—	—
Balance at June 30	$12,423	$13,496

The following table shows the ending balances of PCI loans and related allowance as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
ALLL for loans acquired with deteriorated credit quality	$12,423	$10,026
Loans acquired with deteriorated credit quality	674,269	762,998
As of June 30, 2018 and December 31, 2017, $160.8 million and $279.8 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on non-PCI impaired loans and leases individually evaluated as of June 30, 2018 and December 31, 2017.

	June 30, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,098	$—	$2,098	$2,431	$274
Commercial mortgage	35,934	30,238	66,172	72,467	3,325
Other commercial real estate	375	702	1,077	1,264	65
Commercial and industrial	6,262	1,390	7,652	11,684	985
Lease financing	789	387	1,176	2,808	107
Other	97	—	97	315	20
Residential mortgage	25,529	18,424	43,953	46,684	3,343
Revolving mortgage	10,217	17,190	27,407	30,170	1,112
Construction and land development - noncommercial	544	2,367	2,911	3,633	66
Consumer	1,777	908	2,685	3,004	704
Total non-PCI impaired loans and leases	$83,622	$71,606	$155,228	$174,460	$10,001

	December 31, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$788	$—	$788	$1,110	$185
Commercial mortgage	39,135	34,520	73,655	78,936	3,648
Other commercial real estate	1,351	506	1,857	2,267	209
Commercial and industrial	6,326	1,648	7,974	10,475	665
Lease financing	1,890	24	1,914	2,571	397
Other	—	521	521	521	—
Residential mortgage	19,135	18,707	37,842	39,946	2,733
Revolving mortgage	5,875	17,895	23,770	25,941	1,085
Construction and land development - noncommercial	592	3,959	4,551	5,224	68
Consumer	2,107	667	2,774	3,043	738
Total non-PCI impaired loans and leases	$77,199	$78,447	$155,646	$170,034	$9,728

Non-PCI impaired loans less than $500,000 that are collectively evaluated were $44.1 million and $49.1 million at June 30, 2018 and December 31, 2017, respectively.

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2018 and June 30, 2017:

	Three months ended June 30, 2018		Three months ended June 30, 2017
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,485	$17	$970	$11
Commercial mortgage	68,113	659	74,121	651
Other commercial real estate	1,345	12	1,525	9
Commercial and industrial	7,585	76	10,159	98
Lease financing	1,842	14	1,911	14
Other	67	—	434	5
Residential mortgage	42,046	298	36,767	272
Revolving mortgage	26,388	222	8,484	62
Construction and land development - noncommercial	3,526	44	3,185	33
Consumer	2,654	28	2,052	24
Total non-PCI impaired loans and leases	$155,051	$1,370	$139,608	$1,179

	Six months ended June 30, 2018		Six months ended June 30, 2017
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,320	$28	$1,013	$23
Commercial mortgage	70,190	1,370	74,715	1,293
Other commercial real estate	1,529	23	1,555	17
Commercial and industrial	7,554	152	10,844	202
Lease financing	2,040	25	1,740	28
Other	34	—	315	7
Residential mortgage	40,385	573	34,864	525
Revolving mortgage	25,590	423	8,227	119
Construction and land development - noncommercial	3,815	92	2,895	66
Consumer	2,581	56	1,976	47
Total non-PCI impaired loans and leases	$155,038	$2,742	$138,144	$2,327

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (TDRs). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. The majority of TDRs are included in the special mention, substandard or doubtful credit grading categories, which results in more elevated loss expectations when projecting the expected cash flows that are used to determine the allowance for loan losses associated with these loans. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. All TDRs are individually evaluated for impairment through review of collateral values or analysis of cash flows at least annually.

The following table provides a summary of total TDRs by accrual status.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$2,050	$228	$2,278	$4,089	$483	$4,572
Commercial mortgage	58,877	10,304	69,181	62,358	15,863	78,221
Other commercial real estate	1,039	39	1,078	1,012	788	1,800
Commercial and industrial	6,673	988	7,661	7,598	910	8,508
Lease financing	677	429	1,106	722	1,048	1,770
Other	44	126	170	521	—	521
Total commercial TDRs	69,360	12,114	81,474	76,300	19,092	95,392
Noncommercial
Residential mortgage	38,266	9,958	48,224	34,067	9,475	43,542
Revolving mortgage	19,752	6,778	26,530	17,673	5,180	22,853
Construction and land development - noncommercial	2,821	90	2,911	—	—	—
Consumer and other	2,111	574	2,685	2,351	423	2,774
Total noncommercial TDRs	62,950	17,400	80,350	54,091	15,078	69,169
Total TDRs	$132,310	$29,514	$161,824	$130,391	$34,170	$164,561
The following table shows the accrual status of non-PCI and PCI TDRs.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Accruing TDRs:
PCI	$18,546	$18,163
Non-PCI	113,764	112,228
Total accruing TDRs	132,310	130,391
Nonaccruing TDRs:
PCI	253	272
Non-PCI	29,261	33,898
Total nonaccruing TDRs	29,514	34,170
All TDRs:
PCI	18,799	18,435
Non-PCI	143,025	146,126
Total TDRs	$161,824	$164,561

The following table provides the types of non-PCI and PCI TDRs made during the three and six months ended June 30, 2018 and June 30, 2017, as well as a summary of loans that were modified as a TDR during the twelve month periods ended June 30, 2018 and June 30, 2017 that subsequently defaulted during the three and six months ended June 30, 2018 and June 30, 2017. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2018				Three months ended June 30, 2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI and PCI loans and leases
Interest only	1	154	2	821	3	571	1	332
Loan term extension	10	936	7	341	13	1,397	1	32
Below market interest rate	53	9,525	33	1,702	73	4,440	32	2,800
Discharged from bankruptcy	37	2,472	24	1,490	40	1,442	24	615
Total non-PCI and PCI restructurings	101	$13,087	66	$4,354	129	$7,850	58	$3,779

	Six months ended June 30, 2018				Six months ended June 30, 2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Non-PCI and PCI loans and leases
Interest only	2	821	2	821	3	571	1	332
Loan term extension	17	1,658	8	638	21	2,070	1	32
Below market interest rate	139	15,873	64	3,385	159	12,582	49	4,231
Discharged from bankruptcy	91	5,595	55	4,338	97	3,005	42	2,091
Total non-PCI and PCI restructurings	249	$23,947	129	$9,182	280	$18,228	93	$6,686

For the three and six months ended June 30, 2018 and June 30, 2017, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the six months ended June 30, 2018 and June 30, 2017.

(Dollars in thousands)	Total
Balance at December 31, 2016	$61,231
Additions	21,891
Additions acquired in the Guaranty Bank acquisition	55
Sales	(20,236)
Write-downs	(2,160)
Balance at June 30, 2017	$60,781

Balance at December 31, 2017	$51,097
Additions	11,868
Additions acquired in the HomeBanc acquisition	2,135
Sales	(15,769)
Write-downs	(2,698)
Balance at June 30, 2018	$46,633
At June 30, 2018 and December 31, 2017, BancShares had $15.1 million and $19.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $25.3 million and $26.9 million at June 30, 2018 and December 31, 2017, respectively.
NOTE G - FDIC SHARED-LOSS PAYABLE

BancShares completed six FDIC-assisted transactions with shared-loss agreements during the period beginning in 2009 through 2011. Prior to its merger into BancShares, Bancorporation completed three FDIC-assisted transactions with shared-loss agreements.
As of June 30, 2018, shared-loss agreements are still active for Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $62.1 million.

The shared-loss agreements for two FDIC-assisted transactions, First Regional Bank (FRB) and UWB, include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of June 30, 2018 and December 31, 2017, the estimated clawback liability was $103.5 million and $101.3 million, respectively. The clawback liability payment dates for FRB and UWB are March 2020 and March 2021, respectively.

The following table provides changes in the FDIC shared-loss payable for the three and six months ended June 30, 2018 and June 30, 2017.

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$102,466	$98,013	$101,342	$97,008
Amortization	1,001	963	1,993	1,917
Adjustments related to changes in assumptions	20	150	152	201
Ending balance	$103,487	$99,126	$103,487	$99,126

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.87 billion and $2.81 billion as of June 30, 2018 and December 31, 2017, respectively.  These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained.  These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.

The activity of the servicing asset for the three and six months ended June 30, 2018 and 2017 is presented in the following table:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$21,659	$20,771	$21,945	$20,415
Servicing rights originated	1,430	1,123	2,630	2,825
Amortization	(1,432)	(1,370)	(2,918)	(2,720)
Valuation allowance reversal	—	—	—	4
Ending balance	$21,657	$20,524	$21,657	$20,524

The amortization expense related to mortgage servicing rights is included as a reduction of mortgage income in the Consolidated Statements of Income. Mortgage income for the three and six months ended June 30, 2018 and the three months ended June 30, 2017 did not include any impairment compared to an impairment reversal of $4 thousand for the six months ended June 30, 2017.
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for both the three months ended June 30, 2018 and 2017 were $1.9 million and reported in mortgage income in the Consolidated Statements of Income. For the six months ended June 30, 2018 and 2017, contractually specified mortgage servicing fees, late fees and ancillary fees earned were $3.8 million and $3.6 million, respectively.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Discount rate - conventional fixed loans	9.86%	9.41%
Discount rate - all loans excluding conventional fixed loans	10.86%	10.41%
Weighted average constant prepayment rate	8.43%	10.93%
Weighted average cost to service a loan	$72.79	$64.03
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $511.8 million and $684.2 million at June 30, 2018 and December 31, 2017, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included overnight and continuous U.S. Treasury securities totaling $499.7 million at June 30, 2018 and $556.2 million at December 31, 2017. At December 31, 2017, there also were U.S. Treasury securities with a remaining contractual maturity of 30-90 days totaling $30.0 million for a gross amount of $586.2 million.

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

BancShares' management reviews any changes to its valuation methodologies to ensure they are appropriate and supportable, and refines valuation methodologies as more market-based data becomes available. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.
The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale. Investment securities available for sale are carried at fair value. U.S. Treasury, government agency and mortgage-backed securities are generally measured at fair value using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. Corporate bonds and trust preferred securities are generally measured at fair value based on indicative bids from broker-dealers and are not directly observable. These securities are considered Level 3.

Marketable equity securities. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.

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

Mortgage servicing rights. Mortgage servicing rights are carried at the lower of amortized cost or market and are, therefore, carried at fair value only when fair value is less than the amortized cost. The fair value of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and a model that relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for mortgage servicing rights are considered Level 3 inputs.

Deposits. For non-time deposits, carrying value is a reasonable estimate of fair value. The fair value of time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurement for deposits are considered Level 2 inputs.

Long-term obligations. For long-term obligations, the fair values are determined based on recent trades or sales of the actual security if available, otherwise, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for long-term obligations are considered Level 2 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2018 and December 31, 2017. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2.

The table presents the carrying values and estimated fair values for financial instruments as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$260,525	$260,525	$336,150	$336,150
Overnight investments	1,223,311	1,223,311	1,387,927	1,387,927
Investment securities available for sale	4,783,507	4,783,507	7,180,180	7,180,180
Investment securities held to maturity	2,299,774	2,302,093	76	81
Marketable equity securities	107,264	107,264	—	—
Loans held for sale	58,961	58,961	51,179	51,179
Net loans and leases	24,313,572	23,704,523	23,374,932	22,257,803
Income earned not collected	99,567	99,567	95,249	95,249
Federal Home Loan Bank stock	22,658	22,658	52,685	52,685
Mortgage servicing rights	21,657	28,668	21,945	26,170
Deposits	30,408,884	30,362,605	29,266,275	29,230,768
Short-term borrowings	613,993	613,993	693,807	693,807
Long-term obligations	241,360	250,823	870,240	852,112
Payable to the FDIC for shared-loss agreements	103,487	103,966	101,342	102,684
Accrued interest payable	1,909	1,909	3,952	3,952

Among BancShares' assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2018 and December 31, 2017.

	June 30, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,503,974	$—	$1,503,974	$—
Government agency	131,035	—	131,035	—
Mortgage-backed securities	3,034,065	—	3,034,065	—
Corporate bonds	108,790	—	—	108,790
Other	5,643	—	—	5,643
Total investment securities available for sale	$4,783,507	$—	$4,669,074	$114,433
Marketable equity securities	$107,264	$21,667	$85,597	$—
Loans held for sale	$58,961	$—	$58,961	$—

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,657,864	$—	$1,657,864	$—
Government agency	8,670	—	8,670	—
Mortgage-backed securities	5,340,756	—	5,340,756	—
Equity securities	105,208	19,341	85,867	—
Corporate bonds	59,963	—	59,963	—
Other	7,719	—	7,719	—
Total investment securities available for sale	$7,180,180	$19,341	$7,160,839	$—
Loans held for sale	$51,179	$—	$51,179	$—

During the three months ended June 30, 2018, there were no transfers between levels. For the six months ended June 30, 2018, there were transfers from Level 2 to Level 3 of $59.7 million and $5.6 million of corporate bonds and other investment securities available for sale, respectively. The transfers were due to a lack of observable inputs and trade activity for those securities. There were no transfers between levels for the three and six months ended June 30, 2017.

The following tables summarize activity for Level 3 assets:

	Three months ended June 30, 2018
(Dollars in thousands)	Corporate bonds	Other
Balance at April 1, 2018	$59,653	$5,618
Amounts included in net income	48	7
Unrealized net (losses) gains included in other comprehensive income	(97)	18
Purchases	51,591	—
Sales	(2,405)	—
Balance at June 30, 2018	$108,790	$5,643

	Six months ended June 30, 2018
(Dollars in thousands)	Corporate bonds	Other
Balance at January 1, 2018	$—	$—
Transfers in	59,653	5,618
Amounts included in net income	48	7
Unrealized net (losses) gains included in other comprehensive income	(97)	18
Purchases	51,591	—
Sales	(2,405)	—
Balance at June 30, 2018	$108,790	$5,643

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at June 30, 2018.

(Dollars in thousands)			June 30, 2018
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	$108,790
Other	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	5,643
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and included gains of $700 thousand and $291 thousand for the three months ended June 30, 2018 and June 30, 2017, respectively. For the six months ended June 30, 2018 and 2017, the changes in fair value were gains of $245 thousand and $3.5 million, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of June 30, 2018 and December 31, 2017.

	June 30, 2018
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$58,961	$57,334	$1,627

	December 31, 2017
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$51,179	$49,796	$1,383
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2018 or December 31, 2017.
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

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2018 and December 31, 2017.

	June 30, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$74,301	$—	$—	$74,301
Other real estate remeasured during current year	21,105	—	—	21,105

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$72,539	$—	$—	$72,539
Other real estate remeasured during current year	40,167	—	—	40,167
No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017.
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
BancShares Plan
For the three and six months ended June 30, 2018 and 2017, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$3,362	$2,934	$6,791	$6,310
Interest cost	7,131	7,069	14,188	14,449
Expected return on assets	(11,976)	(10,307)	(23,933)	(21,005)
Amortization of prior service cost	20	53	40	105
Amortization of net actuarial loss	3,548	2,193	6,794	4,427
Net periodic benefit cost	$2,085	$1,942	$3,880	$4,286
Bancorporation Plan
For the three and six months ended June 30, 2018 and 2017, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$624	$670	$1,286	$1,341
Interest cost	1,592	1,682	3,179	3,365
Expected return on assets	(3,110)	(2,796)	(6,216)	(5,592)
Amortization of net actuarial loss	86	214	157	428
Net periodic benefit cost	$(808)	$(230)	$(1,594)	$(458)
No contributions were made during the three and six months ended June 30, 2018 to the BancShares or Bancorporation pension plans. We anticipate making a $50.0 million contribution to the BancShares plan during 2018.
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

The following table presents the commitments to extend credit and unfunded commitments as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Unused commitments to extend credit	$10,119,455	$9,629,365
Standby letters of credit	87,574	81,530
Unfunded commitments for investments in affordable housing projects	77,622	61,819

Affordable housing project investments were $150.5 million and $128.0 million as of June 30, 2018 and December 31, 2017, respectively, and are included in other assets on the Consolidated Balance Sheets.

Pursuant to standard representations and warranties relating to residential mortgage loan sales sold on a non-recourse basis, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan fails to perform per the terms of the loan purchase agreement, typically within 180 days from the date of sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $830 thousand and $882 thousand as of June 30, 2018 and December 31, 2017, respectively, for estimated losses arising from these standard representation and warranty provisions.

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

NOTE M - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive loss included the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on securities available for sale	$(74,671)	$(17,175)	$(57,496)	$(48,834)	$(17,889)	$(30,945)
Unrealized losses on securities available for sale transferred to held to maturity	(105,034)	(24,158)	(80,876)	—	—	—
Funded status of defined benefit plans	(138,008)	(31,742)	(106,266)	(144,999)	(53,650)	(91,349)
Total	$(317,713)	$(73,075)	$(244,638)	$(193,833)	$(71,539)	$(122,294)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2018 and June 30, 2017:

	Three months ended June 30, 2018
(Dollars in thousands)	Unrealized (losses) gains on securities available for sale[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(121,243)	$—	$(109,080)	$(230,323)
Cumulative effect adjustments	—	—	—	—
Other comprehensive loss before reclassifications	63,747	(84,321)	—	(20,574)
Amounts reclassified from accumulated other comprehensive (loss) income	—	3,445	2,814	6,259
Net current period other comprehensive (loss) income	63,747	(80,876)	2,814	(14,315)
Ending balance	$(57,496)	$(80,876)	$(106,266)	$(244,638)

	Three months ended June 30, 2017
	Unrealized (losses) gains on securities available for sale[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(23,183)	$—	$(87,758)	$(110,941)
Other comprehensive income before reclassifications	8,646	—	—	8,646
Amounts reclassified from accumulated other comprehensive (loss) income	(2,111)	—	1,563	(548)
Net current period other comprehensive income	6,535	—	1,563	8,098
Ending balance	$(16,648)	$—	$(86,195)	$(102,843)

	Six months ended June 30, 2018
	Unrealized (losses) gains on securities[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(30,945)	$—	$(91,349)	$(122,294)
Cumulative effect adjustments	(29,752)	—	(20,300)	(50,052)
Other comprehensive income before reclassifications	3,201	(84,321)	—	(81,120)
Amounts reclassified from accumulated other comprehensive (loss) income	—	3,445	5,383	8,828
Net current period other comprehensive income	3,201	(80,876)	5,383	(72,292)
Ending balance	$(57,496)	$(80,876)	$(106,266)	$(244,638)

	Six months ended June 30, 2017
	Unrealized (losses) gains on securities[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(45,875)	$—	$(89,317)	$(135,192)
Other comprehensive income before reclassifications	31,323	—	—	31,323
Amounts reclassified from accumulated other comprehensive (loss) income	(2,096)	—	3,122	1,026
Net current period other comprehensive income	29,227	—	3,122	32,349
Ending balance	$(16,648)	$—	$(86,195)	$(102,843)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and six months ended June 30, 2018 and June 30, 2017:

(Dollars in thousands)	Three months ended June 30, 2018
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(4,473)	Other
	1,028	Income taxes
	$(3,445)	Net Income
Amortization of defined benefit pension items
Prior service costs	$(20)	Salaries and wages
Actuarial losses	(3,634)	Other
	(3,654)	Income before income taxes
	840	Income taxes
	$(2,814)	Net income
Total reclassifications for the period	$(6,259)

	Three months ended June 30, 2017
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on securities available for sale	$3,351	Securities gains, net
	(1,240)	Income taxes
	$2,111	Net income
Amortization of defined benefit pension items
Prior service costs	$(53)	Salaries and wages
Actuarial losses	(2,407)	Other
	(2,460)	Income before income taxes
	897	Income taxes
	$(1,563)	Net income
Total reclassifications for the period	$548

	Six months ended June 30, 2018
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(4,473)	Other
	1,028	Income taxes
	$(3,445)	Net income
Amortization of defined benefit pension items
Prior service costs	$(40)	Salaries and wages
Actuarial losses	(6,951)	Other
	(6,991)	Employee benefits
	1,608	Income taxes
	$(5,383)	Net income
Total reclassifications for the period	$(8,828)

	Six months ended June 30, 2017
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on securities available for sale	$3,327	Securities gains, net
	(1,231)	Income taxes
	$2,096	Net income
Amortization of defined benefit pension items
Prior service costs	$(105)	Salaries and wages
Actuarial losses	(4,855)	Other
	(4,960)	Employee benefits
	1,838	Income taxes
	$(3,122)	Net income
Total reclassifications for the period	$(1,026)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
BancShares’ earnings and cash flows are primarily derived from our commercial and retail banking activities. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial and retail banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks. The fees and service charges generated from these products and services are primary sources of noninterest income which is an essential component of our total revenue.
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
Significant Events in 2018
On July 25, 2018, FCB and Palmetto Heritage Bancshares, Inc. (Palmetto) announced the signing of a definitive merger agreement. The agreement provides for the acquisition of Pawley's Island, SC-based Palmetto Heritage Bancshares by FCB. This acquisition is expected to close during the fourth quarter of 2018.
On June 27, 2018, FCB and Capital Commerce Bancorp, Inc. (Capital Commerce) entered into a definitive merger agreement. The agreement provides for the acquisition of Milwaukee, Wisconsin-based Capital Commerce by FCB. This acquisition is expected to close no later than the fourth quarter of 2018.
On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Second quarter 2018 national economic results indicate solid labor market conditions and strong gains in employment, counterpoised by moderated growth rates in household spending and business capital spending. The national unemployment rate declined from 4.1 percent in March 2018 to 4.0 percent in June 2018. According to the U.S. Department of Labor, the U.S. economy added approximately 632,000 new nonfarm payroll jobs during the second quarter of 2018. The U.S. housing market remains stable as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the second quarter that the U.S. labor market continued to strengthen and economic activity has been rising at a solid rate. In view of realized and expected labor market conditions and inflation, the FOMC decided to raise the target range for the federal funds rate by 25 basis points to 1.75 to 2.0 percent. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation.
The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the first quarter of 2018. FDIC-insured institutions reported a 27.5 percent increase in net income compared to the first quarter of 2017 as a result of growth in net interest income, higher noninterest income and a lower effective tax rate due to the Tax Cuts and Jobs Act of 2017 (Tax Act). Using the higher effective tax rate before the enactment of the Tax Act, estimated net income for the first quarter of 2018 would have increased 12.6 percent compared to the same period in 2017. These improvements to net income were partially offset by higher loan-loss provisions and increased noninterest expense. Banking industry average net interest margin was 3.32 percent in the first quarter of 2018, up from 3.19 percent in the first quarter of 2017. Total loans and leases increased by 4.9 percent over the past twelve months due to growth in commercial and industrial loans, residential mortgage loans, credit cards and nonfarm nonresidential loans.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the second quarter of 2018 was $93.3 million, or $7.77 per share, compared to $100.2 million, or $8.35 per share, for the first quarter of 2018, and $134.7 million, or $11.21 per share, for the corresponding period of 2017. BancShares’ current quarter results generated an annualized return on average assets of 1.08 percent and an annualized return on average equity of 11.00 percent, compared to respective returns of 1.19 percent and 12.20 percent for the first quarter of 2018, and 1.58 percent and 17.10 percent for the second quarter of 2017. Net interest margin for the second quarter of 2018 was 3.64 percent, compared to 3.57 percent for the first quarter of 2018 and 3.28 percent for the second quarter of the prior year.

For the six months ended June 30, 2018, net income was $193.5 million, or $16.11 per share, compared to $202.3 million, or $16.84 per share, reported for the same period of 2017. Annualized returns on average assets and average equity were 1.13 percent and 11.59 percent, respectively, for the six months ended June 30, 2018, compared to 1.20 percent and 13.11 percent, respectively, for the same period a year earlier. Year-to-date 2018 earnings included a pre-tax gain of $25.7 million resulting from the extinguishment of Federal Home Loan Bank (FHLB) debt obligations as well as favorable impacts from the Tax Cuts and Jobs Act of 2017 (Tax Act), which reduced the federal tax rate to 21.0 percent. Year-to-date 2017 earnings included pre-tax acquisition gains of $134.7 million recognized in connection with the FDIC-assisted transactions of Guaranty Bank (Guaranty) and Harvest Community Bank (HCB).

Key highlights in the second quarter of 2018 include:

•	Loans grew by $926.4 million to $24.54 billion, or by 15.7 percent on an annualized basis, from March 31, 2018, due to the HomeBancorp acquisition and originated portfolio growth.

•
Deposits increased $439.6 million to $30.41 billion, or by 5.9 percent on an annualized basis, from March 31, 2018, primarily due to the deposit balances acquired from HomeBancorp and organic growth in demand deposit and interest-bearing savings and checking account balances.

•
Net interest income increased $11.8 million, or by 4.1 percent, compared to the first quarter of 2018. The increase was primarily due to higher non-purchased credit impaired (non-PCI) loan balances and yields, improved investment yields and a decline in interest expense.

•
The taxable-equivalent net interest margin increased 7 basis points to 3.64 percent, compared to the first quarter of 2018, primarily due to higher loan yields and improved loan mix, improved investment yields and reductions of debt balances, offset by lower PCI interest income.

•
BancShares remained well capitalized with a Tier 1 risk-based capital ratio and common equity Tier 1 ratio of 13.06 percent, total risk-based capital ratio of 14.43 percent and leverage capital ratio of 9.99 percent at June 30, 2018.

Table 1
Selected Quarterly Data

	2018		2017			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2018	2017
SUMMARY OF OPERATIONS
Interest income	$303,877	$292,601	$285,958	$284,333	$272,542	$596,478	$533,399
Interest expense	7,658	8,164	11,189	11,158	10,933	15,822	21,447
Net interest income	296,219	284,437	274,769	273,175	261,609	580,656	511,952
Provision (credit) for loan and lease losses	8,438	7,605	(2,809)	7,946	12,324	16,043	20,555
Net interest income after provision for loan and lease losses	287,781	276,832	277,578	265,229	249,285	564,613	491,397
Gain on acquisitions	—	—	—	—	122,728	—	134,745
Noninterest income excluding gain on acquisitions	100,927	122,684	108,606	95,850	94,913	223,611	182,542
Noninterest expense	265,993	268,063	263,073	257,430	255,047	534,056	491,746
Income before income taxes	122,715	131,453	123,111	103,649	211,879	254,168	316,938
Income taxes	29,424	31,222	68,704	36,585	77,219	60,646	114,657
Net income	$93,291	$100,231	$54,407	$67,064	$134,660	$193,522	$202,281
Net interest income, taxable equivalent	$297,021	$285,248	$276,002	$274,272	$262,549	$582,269	$514,142
PER SHARE DATA
Net income	$7.77	$8.35	$4.53	$5.58	$11.21	$16.11	$16.84
Cash dividends	0.35	0.35	0.35	0.30	0.30	0.70	0.60
Market price at period end (Class A)	403.30	413.24	403.00	373.89	372.70	403.30	372.70
Book value at period end	286.99	280.77	277.60	275.91	269.75	286.99	269.75
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$34,673,927	$34,267,945	$34,864,720	$34,590,503	$34,243,527	$34,471,833	$33,871,083
Investment securities	7,091,442	7,053,001	7,044,534	6,906,345	7,112,267	7,072,328	7,098,702
Loans and leases (1)	24,205,363	23,666,098	23,360,235	22,997,195	22,575,323	23,937,221	22,265,106
Interest-earning assets	32,669,810	32,320,431	32,874,233	32,555,597	32,104,717	32,496,086	31,704,069
Deposits	30,100,615	29,472,125	29,525,843	29,319,384	29,087,852	29,788,106	28,811,046
Long-term obligations	233,373	404,065	866,198	887,948	799,319	318,247	808,087
Interest-bearing liabilities	18,885,168	19,031,404	19,425,404	19,484,663	19,729,956	18,957,881	19,699,683
Shareholders' equity	$3,400,867	$3,333,114	$3,329,562	$3,284,044	$3,159,004	$3,366,990	$3,111,388
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$35,088,566	$34,436,437	$34,527,512	$34,584,154	$34,769,850	$35,088,566	$34,769,850
Investment securities	7,190,545	6,967,921	7,180,256	6,992,955	6,596,530	7,190,545	6,596,530
Loans and leases:
PCI	674,269	703,837	762,998	834,167	894,863	674,269	894,863
Non-PCI	23,864,168	22,908,140	22,833,827	22,314,906	21,976,602	23,864,168	21,976,602
Deposits	30,408,884	29,969,245	29,266,275	29,333,949	29,456,338	30,408,884	29,456,338
Long-term obligations	241,360	194,413	870,240	866,123	879,957	241,360	879,957
Shareholders' equity	$3,446,886	$3,372,114	$3,334,064	$3,313,831	$3,239,851	$3,446,886	$3,239,851
Shares outstanding	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.08%	1.19%	0.62%	0.77%	1.58%	1.13%	1.20%
Rate of return on average shareholders' equity (annualized)	11.00	12.20	6.48	8.10	17.10	11.59	13.11
Net yield on interest-earning assets (taxable equivalent)	3.64	3.57	3.34	3.35	3.28	3.61	3.27
Allowance for loan and lease losses to total loans and leases:
PCI	1.84	1.75	1.31	1.55	1.51	1.84	1.51
Non-PCI	0.89	0.92	0.93	0.98	0.98	0.89	0.98
Total	0.92	0.94	0.94	1.00	1.00	0.92	1.00
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.54	0.59	0.61	0.63	0.65	0.54	0.65
Tier 1 risk-based capital ratio	13.06	13.38	12.88	12.95	12.69	13.06	12.69
Common equity Tier 1 ratio	13.06	13.38	12.88	12.95	12.69	13.06	12.69
Total risk-based capital ratio	14.43	14.70	14.21	14.34	14.07	14.43	14.07
Leverage capital ratio	9.99	10.02	9.47	9.43	9.33	9.99	9.33
Dividend payout ratio	4.50	4.19	7.73	5.38	2.68	4.35	3.56
Average loans and leases to average deposits	80.41	80.30	79.12	78.44	77.61	80.36	77.28
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

BUSINESS COMBINATIONS
Palmetto Heritage Bancshares, Inc.
On July 25, 2018, First Citizens Bank and Palmetto Heritage Bancshares, Inc. announced the signing of a definitive merger agreement. The agreement provides for the acquisition of Pawley's Island, SC-based Palmetto Heritage Bancshares. Under the terms of the agreement, cash consideration of $135.00 per share will be paid to the shareholders of Palmetto Heritage Bancshares for each share of Palmetto Heritage's common stock with total consideration paid of $30.3 million. The transaction is expected to close during the fourth quarter of 2018, subject to the receipt of regulatory approvals and the approval of Palmetto Heritage Bancshares’ shareholders. As of June 30, 2018, Palmetto Heritage Bancshares reported $167.9 million in consolidated assets, $137.8 million in loans and $126.4 million in deposits.

Capital Commerce Bancorp, Inc.
On June 27, 2018, FCB and Capital Commerce Bancorp, Inc. (Capital Commerce) entered into a definitive merger agreement. The agreement provides for the acquisition of Milwaukee, Wisconsin-based Capital Commerce by FCB. Under the terms of the agreement, cash consideration of $4.75 per share will be paid to the shareholders of Capital Commerce for each share of Capital Commerce's common stock totaling approximately $28.1 million. The transaction is expected to close no later than the fourth quarter of 2018, subject to the receipt of regulatory approvals and the approval of Capital Commerce's shareholders, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence and enhance banking efforts in the Milwaukee market. As of March 31, 2018, Capital Commerce reported $216.2 million in consolidated assets, $180.6 million in loans and $171.0 million in deposits.

HomeBancorp, Inc.
On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 was paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock and total consideration was $112.7 million. The merger allowed FCB to expand its footprint in Florida by entering into two new markets in Tampa and Orlando.

The HomeBancorp transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.

Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores, and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).
At the date of acquisition, non-PCI loans acquired were $550.6 million and PCI loans acquired were $15.6 million.

The following table provides the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
Table 2
HomeBancorp

(Dollars in thousands)	As recorded by FCB
Purchase Price		$112,657
Assets
Cash and due from banks	$6,359
Overnight investments	10,393
Investment securities	200,918
Investment securities held to maturity	—
Loans held for sale	791
Loans	566,173
Premises and equipment	6,542
Other real estate owned	2,135
Income earned not collected	2,717
Intangible assets	13,206
Other assets	33,459
Total assets acquired	842,693
Liabilities
Deposits	619,589
Short-term borrowings	108,973
Accrued interest payable	1,020
Long-term obligations	52,944
Other liabilities	5,126
Total liabilities assumed	787,652
Fair value of net assets assumed		55,041
Goodwill recorded for HomeBancorp		$57,616

Merger-related expenses of $1.5 million and $1.7 million were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2018. Loan-related interest income generated from HomeBancorp was approximately $5.0 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.

FDIC-Assisted Transactions
BancShares completed eleven FDIC-assisted transactions during the period beginning in 2009 through 2017. Prior to its merger into BancShares in 2014, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions. These transactions provided us significant contributions to capital and earnings. Nine of the fourteen FDIC-assisted transactions (including the three completed by Bancorporation) included shared-loss agreements that, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of June 30, 2018, shared-loss agreements are still active for Georgian Bank (GB) and United Western Bank (UWB). Shared-loss protection remains for single family residential loans acquired from UWB and GB in the amount of $62.1 million.

Table 3
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	June 30, 2018			March 31, 2018			June 30, 2017
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$24,205,363	$261,703	4.34%	$23,666,098	$252,627	4.32%	$22,575,323	$236,580	4.20%
Investment securities:
U. S. Treasury	1,532,868	7,139	1.87	1,567,388	6,774	1.75	1,622,936	4,453	1.10
Government agency	84,640	468	2.21	14,952	100	2.67	52,049	203	1.56
Mortgage-backed securities	5,270,891	28,184	2.14	5,295,273	27,093	2.05	5,278,731	24,756	1.88
Corporate bonds and other	94,401	1,298	5.50	66,009	1,010	6.12	60,356	932	6.17
State, county and municipal	764	8	4.07	—	—	—	—	—	—
Marketable equity securities	107,878	267	0.99	109,379	209	0.77	98,195	154	0.63
Total investment securities	7,091,442	37,364	2.11	7,053,001	35,186	2.00	7,112,267	30,498	1.72
Overnight investments	1,373,005	5,612	1.64	1,601,332	5,599	1.42	2,417,127	6,404	1.06
Total interest-earning assets	32,669,810	$304,679	3.75%	32,320,431	$293,412	3.67%	32,104,717	$273,482	3.42%
Cash and due from banks	276,418			299,052			503,205
Premises and equipment	1,162,893			1,142,704			1,130,796
Allowance for loan and lease losses	(224,146)			(221,690)			(222,882)
Other real estate owned	47,667			49,568			57,044
Other assets	741,285			677,430			670,647
Total assets	$34,673,927			$34,267,495			$34,243,527

Liabilities
Interest-bearing deposits:
Checking with interest	$5,228,803	$314	0.02%	$5,091,670	$293	0.02%	$4,978,159	$253	0.02%
Savings	2,468,677	194	0.03	2,378,499	171	0.03	2,293,589	188	0.03
Money market accounts	7,989,268	2,125	0.11	8,139,405	1,749	0.09	8,107,107	1,688	0.08
Time deposits	2,401,434	1,888	0.32	2,340,698	1,543	0.27	2,745,473	2,003	0.29
Total interest-bearing deposits	18,088,182	4,521	0.10	17,950,272	3,756	0.08	18,124,328	4,132	0.09
Repurchase agreements	516,999	373	0.29	585,627	548	0.37	718,700	539	0.30
Other short-term borrowings	46,614	448	3.82	91,440	886	3.88	87,609	637	2.88
Long-term obligations	233,373	2,316	3.96	404,065	2,974	2.94	799,319	5,625	2.82
Total interest-bearing liabilities	18,885,168	7,658	0.16	19,031,404	8,164	0.17	19,729,956	10,933	0.22
Noninterest-bearing deposits	12,012,433			11,521,853			10,963,524
Other liabilities	375,459			381,124			391,043
Shareholders' equity	3,400,867			3,333,114			3,159,004
Total liabilities and shareholders' equity	$34,673,927			$34,267,495			$34,243,527
Interest rate spread			3.59%			3.50%			3.20%

Net interest income and net yield on interest-earning assets		$297,021	3.64%		$285,248	3.57%		$262,549	3.28%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0 percent, 21.0 percent and 35.0 percent as well as state income tax rates of 3.4 percent, 3.4 percent and 3.1 percent for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, respectively. The taxable-equivalent adjustment was $802, $811 and $940 for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, respectively.

Table 4
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Six months ended
	June 30, 2018			June 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$23,937,221	$514,330	4.33%	$22,265,106	$464,372	4.20%
Investment securities:
U.S. Treasury	1,550,032	13,912	1.81	1,633,707	8,652	1.07
Government agency	49,989	568	2.27	52,793	408	1.54
Mortgage-backed securities	5,283,015	55,278	2.09	5,260,117	49,078	1.87
Corporate bonds and other	80,284	2,308	5.75	58,739	1,912	6.51
State, county and municipal	384	8	4.04	—	—	—
Marketable equity securities	108,624	476	0.88	93,346	287	0.62
Total investment securities	7,072,328	72,550	2.06	7,098,702	60,337	1.70
Overnight investments	1,486,537	11,211	1.52	2,340,261	10,880	0.94
Total interest-earning assets	32,496,086	$598,091	3.70%	31,704,069	$535,589	3.40%
Cash and due from banks	287,672			500,084
Premises and equipment	1,152,854			1,130,425
Allowance for loan and lease losses	(222,925)			(221,852)
Other real estate owned	48,612			58,531
Other assets	709,534			699,826
Total assets	$34,471,833			$33,871,083

Liabilities
Interest-bearing deposits:
Checking with interest	$5,160,616	$607	0.02%	$4,906,865	$505	0.02%
Savings	2,423,837	366	0.03	2,227,506	372	0.03
Money market accounts	8,063,921	3,874	0.10	8,224,447	3,547	0.09
Time deposits	2,371,234	3,430	0.29	2,780,384	4,144	0.30
Total interest-bearing deposits	18,019,608	8,277	0.09	18,139,202	8,568	0.10
Repurchase agreements	551,123	921	0.33	694,447	943	0.27
Other short-term borrowings	68,903	1,334	3.86	57,947	813	2.79
Long-term obligations	318,247	5,290	3.32	808,087	11,123	2.75
Total interest-bearing liabilities	18,957,881	15,822	0.17	19,699,683	21,447	0.22
Noninterest-bearing deposits	11,768,498			10,671,844
Other liabilities	378,464			388,168
Shareholders' equity	3,366,990			3,111,388
Total liabilities and shareholders' equity	$34,471,833			$33,871,083
Interest rate spread			3.53%			3.18%

Net interest income and net yield on interest-earning assets		$582,269	3.61%		$514,142	3.27%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0 percent and 35.0 percent as well as state income tax rates of 3.4 percent and 3.1 percent for the six months ended June 30, 2018 and 2017, respectively. The taxable-equivalent adjustment was $1,613 and $2,190 for the six months ended June 30, 2018 and 2017, respectively.

Table 5
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$17,156	$7,967	$25,123	$35,215	$14,743	$49,958
Investment securities:
U. S. Treasury	(338)	3,024	2,686	(590)	5,850	5,260
Government agency	154	111	265	(27)	187	160
Mortgage-backed securities	(20)	3,448	3,428	314	5,886	6,200
Corporate bonds and other	496	(130)	366	660	(264)	396
State, county and municipal	8	—	8	8	—	8
Marketable equity securities	20	93	113	58	131	189
Total investment securities	320	6,546	6,866	423	11,790	12,213
Overnight investments	(3,523)	2,731	(792)	(5,190)	5,521	331
Total interest-earning assets	$13,953	$17,244	$31,197	$30,448	$32,054	$62,502
Liabilities
Interest-bearing deposits:
Checking with interest	$37	$24	$61	$64	$38	$102
Savings	10	(4)	6	12	(18)	(6)
Money market accounts	(96)	533	437	(76)	403	327
Time deposits	(285)	170	(115)	(592)	(122)	(714)
Total interest-bearing deposits	(334)	723	389	(592)	301	(291)
Repurchase agreements	(149)	(17)	(166)	(210)	188	(22)
Other short-term borrowings	(344)	155	(189)	183	338	521
Long-term obligations	(4,788)	1,479	(3,309)	(7,436)	1,603	(5,833)
Total interest-bearing liabilities	(5,615)	2,340	(3,275)	(8,055)	2,430	(5,625)
Change in net interest income	$19,568	$14,904	$34,472	$38,503	$29,624	$68,127
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
Second Quarter 2018
Compared to the first quarter of 2018, net interest income increased $11.8 million, or by 4.1 percent, to $296.2 million for the second quarter of 2018. The increase was primarily due to higher non-PCI loan interest income of $12.8 million due to higher loan yields and balances, which were driven by the HomeBancorp acquisition and organic growth, particularly in the commercial mortgage as well as commercial and industrial loan portfolios. Net interest income also benefited from a $2.2 million increase in investment securities interest income resulting from higher investment yields driven by the reinvestment of lower yielding cash flows from maturities, paydowns and sales into higher yielding mortgage-backed securities. Additionally, there was a $506 thousand decrease in interest expense primarily a result of lower borrowings. These improvements were partially offset by a decrease in PCI loan interest income of $3.7 million, primarily resulting from PCI loan portfolio run-off.
Compared to the second quarter of 2017, net interest income increased $34.6 million, or by 13.2 percent. The increase was primarily due to a $31.6 million increase in non-PCI loan interest income resulting from originated loan growth and improved yields, as well as the contribution from the HomeBancorp acquisition. The largest contributors to the increase in originated loan growth were increases in commercial mortgage and commercial and industrial loans. Net interest income also benefited from a $6.8 million increase in investment securities interest income driven by improved yields as a result of the aforementioned purchase of mortgage-backed securities. Furthermore, there was a decline in interest expense of $3.3 million largely related to lower borrowings due to the extinguishment of debt. These positive impacts were partially offset by a decline in PCI loan interest income of $6.2 million as a result of continued PCI loan portfolio run-off as well as a $792 thousand decrease in interest income earned on overnight investments.
The taxable-equivalent net interest margin was 3.64 percent for the second quarter of 2018, an increase of 7 basis points from the first quarter of 2018 and an increase of 36 basis points from the same quarter in the prior year. The margin improvement for both periods was primarily due to improved loan and investment yields. Yields were positively impacted by the federal funds 25 basis point increase in each of March, June and December of 2017 with an additional 25 basis point increase in each of March and June of 2018 to end the period at 2.0 percent. Furthermore, the taxable-equivalent yields on our tax-exempt loans and securities were impacted by lower effective tax rates from the enactment of the Tax Act.
For the second quarter of 2018, average interest earning assets increased by $349.4 million since the first quarter of 2018 as a result of a $539.3 million increase in average loans outstanding, due to originated loan growth, mostly within the commercial loan segment, as well as loans acquired in the HomeBancorp acquisition, and a $38.4 million increase in average investment securities mainly driven by the purchase of higher yielding mortgage-backed securities. These increases were offset by a $228.3 million decrease in average overnight investments. The yield on interest-earning assets was 3.75 percent, an increase from 3.67 percent since the first quarter of 2018. Yields on our loans and leases increased by 2 basis points in the second quarter of 2018 primarily due to higher yielding commercial loans and equity lines. Yields on our investment securities portfolio and overnight investments increased by 11 basis points and 22 basis points, respectively, in the second quarter of 2018. Higher yielding mortgage-backed securities was the primary driver to the yield increase in investment securities while the increase in the federal funds rate contributed to the yield increase in overnight investments.
For the second quarter of 2018, average interest earning assets increased by $565.1 million compared to the same quarter in the prior year. Average loans experienced a $1.63 billion increase primarily due to originated loan growth, particularly within the commercial loan segment, and contributions from the HomeBancorp acquisition. Offsetting this increase was a decrease in average overnight investments of $1.04 billion primarily related to the use of funds for the extinguishment of debt obligations in the first quarter of 2018. Additionally, there was a decrease in average investment securities of $20.8 million driven by a decline in average balances on U.S. Treasury securities, partially offset by an increase in average balances on government agency securities and corporate bonds. The yield on interest-earning assets increased by 33 basis points from 3.42 percent since the second quarter of 2017. Yields on our loans and leases increased by 14 basis points in the second quarter of 2018 primarily due to higher yielding commercial loans and equity lines. Yields on our investment securities portfolio and overnight investments increased by 39 basis points and 58 basis points, respectively, in the second quarter of 2018. Higher yielding mortgage-backed securities was the primary driver to the yield increase in investment securities while the increase in the federal funds rate contributed to the yield increase in overnight investments.
For the second quarter of 2018, average interest-bearing liabilities decreased by $146.2 million since the first quarter of 2018, due to a $170.7 million decrease in average long-term obligations as a result of lower FHLB borrowings and a $113.5 million decrease in average short-term borrowings as a result of lower repurchase obligations and FHLB borrowings. These decreases were offset by a $137.9 million increase in average interest-bearing deposits resulting from organic growth and deposit balances acquired in the HomeBancorp acquisition. The rate on interest-bearing liabilities was 0.16 percent, a decrease from 0.17 percent since the first quarter of 2018. Rates on our interest bearing deposits increased by 2 basis points in the second quarter of 2018. Rates on long-term borrowings increased by 102 basis points while rates on our repurchase agreements and other short-term borrowings decreased by 8 basis points and 6 basis points, respectively, in the second quarter of 2018. The increase in long-term borrowings was due to higher rates on remaining borrowings after the extinguishment of debt in the first quarter of 2018.
For the second quarter of 2018, average interest-bearing liabilities decreased $844.8 million compared to the same quarter in the prior year primarily due to a decrease in average long-term obligations of $565.9 million largely related to the extinguishment of FHLB debt in the first quarter of 2018. Also contributing to the decrease were declines in average short-term borrowings of $242.7 million and average interest-bearing deposits of $36.1 million. The decline in average short-term borrowings was primarily due to FHLB borrowing maturities of $85.0 million, the maturity of a $30.0 million repurchase agreement as well as the maturity of a $15.0 million subordinated notes payable and lower customer repurchase agreement balances. The decline in average interest-bearing deposits was primarily due to continued run-off in time deposits. The rate on interest-bearing liabilities decreased by 6 basis points from 0.22 percent since the second quarter of 2017. Rates on our interest bearing deposits increased by 1 basis point in the second quarter of 2018. Rates on long-term borrowings and other short-term borrowings increased by 114 basis points and 94 basis points, respectively, while rates on repurchase agreements decreased by 1 basis point in the second quarter of 2018. The increase in borrowings was due to higher rates on remaining borrowings after the extinguishment of debt in the first quarter of 2018.
Year-to-date 2018
Net interest income for the first six months of 2018 was $580.7 million, an increase of $68.7 million, or 13.4 percent, compared to the same period of 2017. Loan interest income increased $50.7 million as a result of a $58.4 million increase in non-PCI loan interest income primarily due to originated loan growth, particularly in the commercial mortgage as well as commercial and industrial loan portfolios, and loans acquired in the HomeBancorp acquisition, offset by a $7.7 million decline in PCI loan interest income due to PCI loan portfolio run-off. Additionally, net interest income benefited from a $12.0 million improvement in investment securities interest income and reduced borrowing costs of $5.3 million.

The taxable-equivalent net interest margin increased 34 basis points to 3.61 percent in the first six months of 2018, compared to the same period of 2017. The margin improvement was primarily due to higher loan yields and improved investment yields. Yields for the first six months of 2018 were impacted by the aforementioned incremental increases in the federal funds rate and Tax Act.
Average year-to-date interest earning assets increased by $792.0 million in the first six months of 2018 compared to the same period of 2017, primarily due to a $1.67 billion increase in average outstanding loans due to originated loan growth, particularly within the commercial loan segment, and the impact of the HomeBancorp acquisition. This increase was offset by a decline in average overnight investments of $853.7 million primarily related to the use of funds for the extinguishment of FHLB debt obligations in the first quarter of 2018 and a decrease in average investment securities of $26.4 million. The yield on interest-earning assets for the first six months of 2018 was 3.70 percent, an increase from 3.40 percent for the same period of 2017. Yields on our loans and leases increased by 13 basis points in the first six months of 2018 primarily due to higher yielding commercial loans and equity lines. Yields on our investment securities portfolio and overnight investments increased by 36 basis points and 58 basis points, respectively. Higher yielding mortgage-backed securities was the primary driver to the yield increase in investment securities while the increase in the federal funds rate contributed to the yield increase in overnight investments.
Average year-to-date interest-bearing liabilities decreased by $741.8 million in the first six months of 2018 compared to the same period of 2017, due to a decline of $489.8 million in average long-term obligations primarily related to the extinguishment of FHLB debt obligations totaling $675.0 million in the first quarter of 2018. Additionally, there were reclassifications of $15.0 million in FHLB borrowings from long-term obligations to short-term borrowings, partially offset by acquired subordinated debt of $21.6 million and FHLB borrowings of $18.8 million from HomeBancorp and increases in capital leases of $12.9 million. The decrease in average year-to-date interest-bearing liabilities was also impacted by decreases of $132.4 million in average short-term borrowings due to extinguishment of debt and $119.6 million in average interest-bearing deposits as time deposits continue to mature and are renewed at lower rates. The rate on interest-bearing liabilities for the first six months of 2018 was 0.17 percent, a decrease from 0.22 percent for the same period of 2017. Rates on our interest bearing deposits decreased by 1 basis point while repurchase agreements, other short-term borrowings and long-term borrowings increased by 6 basis point, 107 basis points and 57 basis points, respectively. The increase in borrowings was due to higher rates on remaining borrowings after the extinguishment of debt in the first quarter of 2018.
Noninterest Income

Table 6
Noninterest Income

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gain on acquisitions	$—	$—	$122,728	$—	$134,745
Cardholder services, net	14,925	14,782	14,518	29,707	27,361
Merchant services, net	6,478	6,177	5,800	12,655	11,556
Service charges on deposit accounts	25,952	26,543	25,862	52,495	48,004
Wealth management services	25,515	23,569	21,920	49,084	42,882
Securities gains, net	—	—	3,351	—	3,327
Marketable equity securities gains, net	4,440	971	—	5,411	—
Other service charges and fees	7,756	7,480	6,628	15,236	14,229
Mortgage income	4,703	4,237	4,966	8,940	12,542
Insurance commissions	2,940	3,776	2,563	6,716	6,121
ATM income	2,217	2,171	2,513	4,388	4,286
Net impact from FDIC shared-loss termination	—	—	—	—	(45)
Recoveries of PCI loans previously charged off	5,138	5,693	4,310	10,831	9,534
Gain on extinguishment of debt	—	25,814	—	25,814	—
Other	863	1,471	2,482	2,334	2,745
Total noninterest income	$100,927	$122,684	$217,641	$223,611	$317,287

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income traditionally consist of fees and service charges generated from cardholder services, merchant services, deposit accounts, wealth management services and mortgage lending and servicing. Other sources include gains on acquisitions, gains on the sale of investment securities and recoveries on PCI loans that have been previously charged-off. Noninterest income for the period ended June 30, 2018 includes a full six months impact from the Guaranty Bank acquisition compared to two months of activity for the period ending June 30, 2017.
Noninterest income for the second quarter of 2018 was $100.9 million, compared to $122.7 million for the first quarter of 2018, a decrease of $21.8 million, or by 17.73%. The most significant components of the change were as follows:

•	Gain on extinguishment of $675.0 million of FHLB obligations totaled $25.7 million in the first quarter of 2018.

•	Marketable equity securities gains, net increased by $3.5 million primarily due to favorable market movements on equity stock positions held in the second quarter.
Noninterest income for the second quarter of 2018 was $100.9 million, compared to $217.6 million for the same period of 2017. Excluding acquisition gains of $122.7 million on the Guaranty acquisition in the second quarter of 2017, total noninterest income increased $6.0 million, or by 6.34%. The increase was primarily attributable to the following drivers:

•
Marketable equity securities gains, net was $4.4 million for the second quarter of 2018 due to the implementation of ASU 2016-01 requiring unrealized gains and losses on equity securities to be recorded through the income statement.

•	Wealth management fees increased by $3.6 million primarily due to higher annuity sales volume and higher trust income driven by growth in assets under management.

•	Reduction in security gains, net of $3.3 million primarily due to gains on the sale of mortgage-backed securities in 2017.
Noninterest income was $223.6 million for the first six months of 2018, compared to $317.3 million for the same period of 2017, a decrease of $93.7 million, or by 29.52%. Excluding acquisition gains of $134.7 million on the Harvest Community Bank and Guaranty Bank acquisitions in the first six months of 2017, total noninterest income increased $41.1 million, or by 22.50%. The increase was primarily attributable to the following drivers:

•	Gain on extinguishment of FHLB obligations totaled $25.7 million.

•	Wealth management fees increased by $6.2 million primarily due to higher annuity sales volume and higher trust income driven by growth in assets under management.

•
Marketable equity securities gains, net was $5.4 million in 2018 due to the implementation of ASU 2016-01 requiring unrealized gains and losses on equity securities to be recorded through the income statement.

•	Service charges on deposit accounts increased by $4.5 million primarily due to the Guaranty Bank acquisition and an increase in the volume of overdraft transactions.

•	Mortgage income decreased by $3.6 million resulting from lower hedge income primarily due to higher interest rates as well as a reduction in gains on sales driven by mortgage sales in 2017.

Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense.
Table 7
Noninterest Expense

	Three months ended			Six months ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Salaries and wages	$129,841	$129,203	$121,826	$259,044	$238,188
Employee benefits	29,715	32,091	25,383	61,806	52,560
Occupancy expense	26,100	27,954	26,059	54,054	50,821
Equipment expense	25,167	24,974	24,654	50,141	49,242
FDIC insurance expense	5,492	5,733	5,705	11,225	11,298
Collection and foreclosure-related expenses	3,974	4,146	2,376	8,120	6,139
Merger-related expenses	2,412	598	6,853	3,010	7,686
Processing fees paid to third parties	7,890	8,196	5,426	16,086	9,742
Telecommunications	2,654	2,690	3,224	5,344	6,836
Consultant expense	3,000	3,006	3,423	6,006	5,302
Advertising expense	2,542	2,551	2,947	5,093	5,447
Core deposit intangible amortization	4,368	4,142	4,404	8,510	8,325
Other	22,838	22,779	22,767	45,617	40,160
Total noninterest expense	$265,993	$268,063	$255,047	$534,056	$491,746

Noninterest expense for the period ended June 30, 2018 includes a full six months impact from the Guaranty Bank acquisition compared to two months of activity for the period ending June 30, 2017.
Noninterest expense was $266.0 million in the second quarter of 2018, compared to $268.1 million for the first quarter of 2018, a decrease of $2.1 million, or by 0.77%. The change was attributable to the following drivers:

•
Personnel expenses decreased by $1.7 million primarily driven by employee benefits of $2.4 million due to declines in payroll and unemployment taxes, offset by an increase in salary and wage expenses of $638 thousand.

•	Occupancy expense decreased by $1.9 million largely due to decreases in building repairs, landscaping, and utilities.

•	Merger-related expenses increased by $1.8 million due to the HomeBancorp acquisition.
Noninterest expense was $266.0 million in the second quarter of 2018, compared to $255.0 million for the same period in 2017, an increase of $10.9 million, or by 4.29%. The change was attributable to the following drivers:

•
Personnel expenses increased by $12.3 million largely due to higher headcount, which includes the effects of the Guaranty and HomeBancorp acquisitions, merit and incentive increases and higher benefit costs.

•	Processing fees paid to third parties increased by $2.5 million primarily due to core bank processing fees related to Guaranty Bank and growth in the bill pay service provided to customers.

•
Merger-related expenses decreased by $4.4 million primarily due to expenses in the second quarter of 2017 related to the Guaranty Bank acquisition exceeding the expenses in the second quarter of 2018 related to the HomeBancorp acquisition.

Noninterest expense was $534.1 million for the first six months of 2018, compared to $491.7 million for the same period in 2017, an increase of $42.3 million, or by 8.60%. The increase was primarily attributable to the following drivers:

•
Personnel expense increased $30.1 million primarily due to higher wages and benefits from the Guaranty acquisition, increased headcount, which includes the effect of the HomeBancorp acquisition, merit and incentive increases and higher benefit costs.

•	Processing fees paid to third parties increased by $6.3 million primarily due to core bank processing fees related to Guaranty Bank and an increase in bill pay services used by bank customers.

•
Other expense increased by $5.5 million, primarily resulting from higher legal costs, operational loss increases and a $1.5 million reversal of a repurchase reserve on a Small Business Administration guaranteed loan recorded in 2017.

•	Occupancy expense increased by $3.2 million primarily due to higher building maintenance and new expenses related to the Guaranty acquisition and increased landscaping costs.

•	Merger-related expenses decreased by $4.7 million primarily due to higher merger expenses related to the Guaranty acquisition during 2017 in comparison to the HomeBancorp acquisition.

Income Taxes
Income tax expense was $29.4 million, $31.2 million and $77.2 million for the second quarter of 2018, first quarter of 2018 and second quarter of 2017, representing effective tax rates of 24.0 percent, 23.8 percent and 36.4 percent during the respective periods. Income tax expense was $60.6 million and $114.7 million for the six months ended June 30, 2018 and 2017, respectively, representing effective tax rates of 23.9 percent and 36.2 percent for the respective six month periods. The income tax expense and effective tax rate decreases during the reported periods in 2018 compared to those in 2017 were primarily due to the impact of the Tax Act, which reduced the federal tax rate from 34.0 percent to 21.0 percent.
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

Interest-earning assets averaged $32.67 billion and $32.87 billion for the quarters ended June 30, 2018 and December 31, 2017, respectively. The $204.4 million decrease from December 31, 2017 was composed of an $1.10 billion decline in overnight investments primarily related to the use of funds for the extinguishment of FHLB debt obligations totaling $675.0 million during the first quarter of 2018, offset by a $845.1 million increase in loans and leases as a result of originated loan growth and the acquisition of HomeBanc, and a $46.9 million increase in investment securities.
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

With the adoption of Accounting Standard Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018, marketable equity investments are no long classified as investments available for sale and the fair value changes in those investments is reflected in the Consolidated Statements of Income. At adoption, we recorded a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained earnings and a decrease to accumulated other comprehensive income (AOCI) on January 1, 2018.

The fair value of total investment securities was $7.19 billion at June 30, 2018, an increase of $12.6 million, when compared to $7.18 billion at December 31, 2017. The increase in the portfolio from December 31, 2017 was primarily attributable to deploying excess cash into the portfolio to take advantage of higher rates as well as the retention of a portion of HomeBancorp's investment portfolio, partially offset by a rise in unrealized losses on the available for sale portfolio. Investment securities increased $596.3 million from June 30, 2017 to June 30, 2018 primarily due to reinvesting proceeds from sales, maturities and pay downs of securities back into the investment portfolio and the retention of a portion of HomeBancorp's investment portfolio.

On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investments available for sale (AFS) to the held to maturity (HTM) portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion and a weighted average maturity of 13 years. The unrealized loss on these securities at the date of transfer was $109.1 million and continues to be reported as a component of AOCI. This unrealized loss will be amortized out of AOCI into the consolidated statements of income over the remaining expected life of the securities offset by the amortization of the corresponding discount on the transferred securities. FCB has the intent and ability to retain these securities until maturity.

As of June 30, 2018, investment securities available for sale had a net pre-tax unrealized loss of $74.7 million, compared to a net pre-tax unrealized loss of $48.8 million as of December 31, 2017 and a net pre-tax unrealized loss of $26.2 million as of June 30, 2017. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. The fair value of equity securities was $107.3 million at June 30, 2018. After evaluating the AFS securities with unrealized losses, management concluded that no other than temporary impairment existed as of June 30, 2018.

There were no gains or losses on the sale of investment securities available for sale for the three months ended June 30, 2018 and March 31, 2018 compared to a net gain of $3.4 million on sales of securities for the three months ended June 30, 2017. During the six months ended June 30, 2018 we recognized no gains or losses on the sale of investment securities compared to a net gain of $3.3 million for the corresponding period of 2017. The net marketable equity securities gains was $4.4 million and $5.4 million for the three and six months ended months ended June 30, 2018 and is recorded on the Consolidated Statements of Income.

At June 30, 2018, mortgage-backed securities represented 74.2 percent of total investment securities, compared to U.S. Treasury, government agency securities, corporate bonds, other investments and marketable equity securities, which represented 20.9 percent, 1.8 percent, 1.5 percent, 0.1 percent and 1.5 percent of the total investment securities, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Excluding the June 30, 2018 fair market value of the mortgage-backed securities transferred to HTM of $2.30 billion, the carrying value of mortgage-backed securities AFS decreased $4.6 million primarily due to rising market rates that have negatively impacted mortgage-backed securities valuations. U.S. Treasury securities decreased $153.9 million primarily due to maturities with only a portion of the proceeds reinvested back into U.S. Treasury securities. Government agency securities increased $122.4 million due to new purchases during 2018 and the retention of certain investments from HomeBancorp's investment portfolio. Corporate bonds increased $48.8 million primarily due to bonds retained from HomeBancorp's investment portfolio coupled with new purchases in 2018. Equity securities, comprised of investments in other financial institutions, increased $2.1 million since December 31, 2017 primarily due to higher market prices at June 30, 2018.

Table 8
Investment Securities

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,508,435	$1,503,974	$1,658,410	$1,657,864	$1,619,225	$1,616,134
Government agency	131,233	131,035	8,695	8,670	40,080	40,081
Mortgage-backed securities	3,104,316	3,034,065	5,419,379	5,340,756	4,822,517	4,772,242
Equity securities	—	—	75,471	105,208	78,753	105,859
Corporate bonds	108,649	108,790	59,414	59,963	54,412	54,705
Other	5,545	5,643	7,645	7,719	7,630	7,429
Total investment securities available for sale	4,858,178	4,783,507	7,229,014	7,180,180	6,622,617	6,596,450
Investment in marketable equity securities	74,156	107,264	—	—	—	—
Investment securities held to maturity:
Mortgage-backed securities	2,299,774	2,302,093	76	81	80	86
Total investment securities	$7,232,108	$7,192,864	$7,229,090	$7,180,261	$6,622,697	$6,596,536

Loans and Leases
Loans and leases were $24.54 billion at June 30, 2018, a net increase of $941.6 million compared to December 31, 2017, representing growth of 8.0 percent on an annualized basis. This increase was primarily driven by $543.4 million in non-PCI loans acquired in the HomeBancorp acquisition and $486.9 million of organic growth in the non-PCI portfolio. The PCI portfolio decreased over this period by $88.7 million due to PCI loan portfolio run-off of $104.2 million, offset by net PCI loans acquired from HomeBancorp of $15.5 million.
Non-PCI loans increased by $1.89 billion, compared to June 30, 2017, due to originated loan growth and loans acquired in the HomeBancorp transaction. PCI loans decreased $220.6 million from June 30, 2017 due to continued pay downs in the PCI loan portfolio, offset by the contributions from the HomeBancorp acquisition.

BancShares reports non-PCI and PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Additionally, loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics, such as commercial real estate, commercial and industrial or residential mortgage. Table 9 provides the composition of non-PCI and PCI loans and leases.

Non-PCI Loans and Leases
The non-PCI portfolio includes loans that management has the intent and ability to hold and is reported at the principal balance outstanding, net of deferred loan fees and costs. It consists of originated loans and purchased non-credit impaired loans and leases that do not have evidence of credit deterioration at acquisition. Purchased non-impaired loans are initially recorded at their fair value at the date of acquisition.

Non-PCI loans and leases at June 30, 2018 were $23.86 billion, representing 97.3 percent of total loans and leases, compared to $22.83 billion and $21.98 billion at December 31, 2017 and June 30, 2017, respectively.

The non-PCI commercial loan portfolio is composed of Commercial Mortgage, Commercial and Industrial, Construction and Land Development, Lease Financing, Other Commercial Real Estate and Other Commercial loans. Non-PCI commercial loans were $15.47 billion at June 30, 2018, an increase of $675.7 million and $1.18 billion compared to December 31, 2017 and June 30, 2017, respectively, primarily resulting from originated loan growth and the HomeBancorp acquisition which contributed $253.7 million at June 30, 2018.

The non-PCI noncommercial loan portfolio is composed of Residential Mortgage, Revolving Mortgage, Consumer and Construction and Land Development loans. Non-PCI noncommercial loans were $8.39 billion at June 30, 2018, an increase of $354.7 million and $711.7 million compared to December 31, 2017 and June 30, 2017, respectively, primarily resulting from originated loan growth and the HomeBancorp acquisition which contributed $289.7 million at June 30, 2018.

PCI Loans
The PCI portfolio includes loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and that it is probable at the date of acquisition all contractually required principal and interest payments will not be collected. All nonrevolving loans are evaluated at acquisition and where a discount is required at least in part due to credit quality, the loans are accounted for under the guidance in ASC Topic 310-30. PCI loans are valued at fair value at the date of acquisition.

PCI loans at June 30, 2018 were $674.3 million, representing 2.7 percent of total loans and leases, compared to $763.0 million and $894.9 million at December 31, 2017 and June 30, 2017, respectively.

PCI commercial loans were $336.1 million at June 30, 2018, a decrease of $57.3 million since December 31, 2017 and a decrease of $140.9 million since June 30, 2017, due to continued loan run-off, offset by $8.2 million of PCI commercial loans acquired from HomeBancorp. At June 30, 2018, PCI noncommercial loans were $338.2 million, a decrease of $31.4 million since December 31, 2017 and a decrease of $79.6 million since June 30, 2017, reflecting continued loan run-off, offset by $7.3 million from the HomeBancorp acquisition.

Table 9
Loans and Leases

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Non-PCI loans and leases:
Commercial:
Construction and land development	$715,011	$669,215	$740,291
Commercial mortgage	10,278,741	9,729,022	9,301,154
Other commercial real estate	473,452	473,433	363,339
Commercial and industrial	3,097,541	2,730,407	2,553,612
Lease financing	613,377	894,801	853,943
Other	296,614	302,176	486,573
Total commercial loans	15,474,736	14,799,054	14,298,912
Noncommercial:
Residential mortgage	3,980,845	3,523,786	3,305,361
Revolving mortgage	2,604,955	2,701,525	2,678,686
Construction and land development	250,704	248,289	218,233
Consumer	1,552,928	1,561,173	1,475,410
Total noncommercial loans	8,389,432	8,034,773	7,677,690
Total non-PCI loans and leases	23,864,168	22,833,827	21,976,602
PCI loans:
Total PCI loans	674,269	762,998	894,863
Total loans and leases	$24,538,437	$23,596,825	$22,871,465

Allowance for Loan and Lease Losses (ALLL)

The ALLL was $224.9 million at June 30, 2018, representing an increase of $3.0 million since December 31, 2017 and a decrease of $3.9 million since June 30, 2017. The ALLL as a percentage of total loans and leases was 0.92 percent at June 30, 2018, compared to 0.94 percent and 1.00 percent at December 31, 2017 and June 30, 2017, respectively.

At June 30, 2018, the ALLL allocated to total non-PCI loans and leases was $212.4 million, or 0.89 percent of non-PCI loans and leases, compared to $211.9 million, or 0.93 percent, at December 31, 2017 and $215.3 million, or 0.98 percent, at June 30, 2017. The ALLL for total non-PCI loans and leases increased from December 31, 2017 primarily due to loan growth, offset by credit quality improvements. The ALLL for total non-PCI loans and leases decreased from June 30, 2017 primarily due to lower loan growth within the commercial construction and land development portfolio and credit quality improvements.

Originated non-PCI loans were $21.95 billion, $21.13 billion and $19.80 billion at June 30, 2018, December 31, 2017 and June 30, 2017, respectively, and do not include purchased revolving, purchased non-PCI loans or PCI loans. At June 30, 2018, the ALLL allocated to originated non-PCI loans and leases was $211.7 million, or 0.96 percent of originated non-PCI loans and leases, compared to $211.3 million, or 1.00 percent, at December 31, 2017 and $214.5 million, or 1.08 percent, at June 30, 2017.

The remaining ALLL of $12.4 million relates to PCI loans at June 30, 2018, compared to $10.0 million and $13.5 million at December 31, 2017 and June 30, 2017, respectively. The increase from December 31, 2017 was primarily due to updated cash flow estimates and the decrease from June 30, 2017 was largely due to continued PCI loan portfolio run-off.

BancShares recorded a net provision expense of $8.4 million for loan and lease losses for the second quarter of 2018, compared to $7.6 million for the first quarter of 2018 and $12.3 million for the second quarter of 2017. The $833 thousand increase in net provision expense compared to the first quarter of 2018 was largely driven by an increase in the non-PCI provision as a result of loan growth, partially offset by a decrease in the PCI provision. The $3.9 million decline in net provision expense from the second quarter of 2017 was primarily due to decreases in the PCI and non-PCI provisions. The decrease in the non-PCI provision was a result of lower loan growth in the current quarter and lower calculated reserves on individually impaired loans, partially offset by fewer credit quality improvements in the current quarter.
Net provision expense for the six months ended June 30, 2018 was $16.0 million compared to $20.6 million for the same period of 2017. The decrease in provision expense was primarily due to favorable loan growth mix and credit quality improvements, offset by an increase in net charge-offs and an increase in the PCI provision.
On an annualized basis, total net charge-offs as a percentage of total average loans and leases for the second quarter and first quarter of 2018 was 0.11 percent compared to 0.08 percent in the second quarter of 2017. Net charge-offs for non-PCI loans and leases were $6.7 million during the second quarter of 2018, compared to $6.3 million and $4.5 million during the first quarter of 2018 and second quarter of 2017, respectively.
The discount related to acquired non-PCI loans and leases at June 30, 2018, December 31, 2017 and June 30, 2017 was $35.8 million, $35.0 million and $42.9 million, respectively. The discount related to PCI loans at June 30, 2018, December 31, 2017 and June 30, 2017 was $103.0 million, $111.3 million and $129.8 million, respectively.
Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at June 30, 2018, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review the ALLL as part of their exam process which could result in adjustments to the ALLL based on information available to them at the time of their examination.

Table 10
Allowance for Loan and Lease Losses Components by Loan Class

	2018		2017			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2018	2017
Allowance for loan and lease losses at beginning of period	$223,116	$221,893	$231,842	$228,798	$220,943	$221,893	$218,795
Non-PCI provision (credit) for loan and lease losses
Total commercial	1,872	243	(8,615)	2,233	3,984	2,115	11,452
Total noncommercial	6,405	5,008	8,443	6,250	5,768	11,413	9,376
Non-PCI provision (credit) for loan and lease losses	8,277	5,251	(172)	8,483	9,752	13,528	20,828
PCI provision (credit) for loan losses	161	2,354	(2,637)	(537)	2,572	2,515	(273)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(8)	—	(100)	(9)	(413)	(8)	(490)
Commercial mortgage	(459)	(46)	(110)	(39)	(235)	(505)	(272)
Other commercial real estate	(69)	—	—	—	—	(69)	(5)
Commercial and industrial	(1,994)	(1,475)	(3,277)	(1,275)	(3,121)	(3,469)	(6,374)
Lease financing	(445)	(854)	(38)	(687)	(97)	(1,299)	(270)
Other	(38)	(3)	(59)	(666)	(64)	(41)	(187)
Total commercial	(3,013)	(2,378)	(3,584)	(2,676)	(3,930)	(5,391)	(7,598)
Noncommercial:
Residential mortgage	(289)	(806)	(300)	(604)	(222)	(1,095)	(472)
Revolving mortgage	(1,027)	(992)	(1,045)	(218)	(280)	(2,019)	(1,105)
Construction and land development	(37)	(182)	—	—	—	(219)	—
Consumer	(5,312)	(5,255)	(4,769)	(4,996)	(4,991)	(10,567)	(9,019)
Total noncommercial	(6,665)	(7,235)	(6,114)	(5,818)	(5,493)	(13,900)	(10,596)
Total non-PCI charge-offs	(9,678)	(9,613)	(9,698)	(8,494)	(9,423)	(19,291)	(18,194)
Non-PCI Recoveries:
Commercial:
Construction and land development	93	23	201	56	209	116	264
Commercial mortgage	225	239	301	1,446	731	464	1,095
Other commercial real estate	1	145	8	8	7	146	11
Commercial and industrial	638	1,219	650	433	2,392	1,857	2,657
Lease financing	4	41	240	3	—	45	6
Other	1	42	41	123	46	43	121
Total commercial	962	1,709	1,441	2,069	3,385	2,671	4,154
Noncommercial:
Residential mortgage	110	77	85	92	75	187	362
Revolving mortgage	520	194	101	228	401	714	953
Construction and land development	101	26	—	—	—	127	—
Consumer	1,330	1,309	1,227	1,203	1,093	2,639	2,173
Total noncommercial	2,061	1,606	1,413	1,523	1,569	3,667	3,488
Total non-PCI recoveries	3,023	3,315	2,854	3,592	4,954	6,338	7,642
Non-PCI loans and leases charged off, net	(6,655)	(6,298)	(6,844)	(4,902)	(4,469)	(12,953)	(10,552)
PCI loans charged off, net	(34)	(84)	(296)	—	—	(118)	—
Allowance for loan and lease losses at end of period	$224,865	$223,116	$221,893	$231,842	$228,798	$224,865	$228,798
Reserve for unfunded commitments	$1,554	$1,116	$1,032	$1,309	$1,133	$1,554	$1,133
Second Quarter 2018 to First Quarter 2018
Provision expense for non-PCI commercial loans was $1.9 million in the second quarter of 2018, compared to $243 thousand for the first quarter of 2018. This increase of $1.6 million was primarily due to an increase in commercial and industrial loan balances, offset by the release of the construction and land development provision due to loan movement into other commercial real estate.

Provision expense for non-PCI noncommercial loans was $6.4 million in the second quarter of 2018, compared to $5.0 million for the first quarter of 2018. This increase of $1.4 million was primarily due to loan growth, particularly within the residential mortgage loan portfolio.
Second Quarter 2018 to Second Quarter 2017
Provision expense in the second quarter of 2018 for non-PCI commercial loans was $1.9 million, down $2.1 million from $4.0 million in the second quarter of 2017 resulting from a decrease in the provision for construction and land development as loan balances were moved to other commercial real estate, offset by loan growth and updated loan loss factors.
Provision expense in the second quarter of 2018 for non-PCI noncommercial loans was $6.4 million, an increase of $637 thousand from $5.8 million in the second quarter of 2017 primarily due to loan growth, particularly within the residential mortgage loan portfolio, and updated loan loss factors.
Year-to-date 2018
Provision expense for non-PCI commercial loans was $2.1 million in the first six months of 2018, compared to $11.5 million in the same period of 2017. This decrease was primarily due to credit quality improvements and updated loan loss factors in the current year compared to the prior year.
Provision expense for non-PCI noncommercial loans was $11.4 million in the first six months of 2018, compared to $9.4 million in the same period of 2017. This increase was primarily due to loan growth, particularly within the residential mortgage loan portfolio, and updated loan loss factors.

Table 11
Allowance for Loan and Lease Losses Metrics and Ratios

	2018		2017			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	2018	2017
Average loans and leases:
PCI	$682,521	$733,830	$799,399	$865,580	$858,053	$708,034	$857,778
Non-PCI	23,522,842	22,932,268	22,560,836	22,131,615	21,717,270	23,229,187	21,407,328
Loans and leases at period-end:
PCI	674,269	703,837	762,998	834,167	894,863	674,269	894,863
Non-PCI	23,864,168	22,908,140	22,833,827	22,314,906	21,976,602	23,864,168	21,976,602
Allowance for loan and lease losses allocated to loans and leases:
PCI	12,423	12,296	10,026	12,959	13,496	12,423	13,496
Non-PCI	212,442	210,820	211,867	218,883	215,302	212,442	215,302
Total	$224,865	$223,116	$221,893	$231,842	$228,798	$224,865	$228,798
Net charge-offs (annualized) to average loans and leases:
PCI	0.02%	0.05%	0.15%	—%	—%	0.03%	—%
Non-PCI	0.11	0.11	0.12	0.09	0.08	0.11	0.10
Total	0.11	0.11	0.12	0.08	0.08	0.11	0.10
ALLL to total loans and leases:
PCI	1.84	1.75	1.31	1.55	1.51	1.84	1.51
Non-PCI	0.89	0.92	0.93	0.98	0.98	0.89	0.98
Total	0.92	0.94	0.94	1.00	1.00	0.92	1.00
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO resulting from both non-PCI and PCI loans. At June 30, 2018, BancShares’ nonperforming assets were $133.3 million, down from $144.3 million and $150.2 million at December 31, 2017 at June 30, 2017, respectively.
Nonaccrual non-PCI loans and leases at June 30, 2018 were $85.1 million reflecting decreases of $7.5 million and $3.0 million since December 31, 2017 and June 30, 2017, respectively. The declines in both periods were primarily due to commercial and residential mortgage loans returning to accrual status and payoffs, offset by an increase in revolving mortgage loans that went on nonaccrual status during these periods. Nonaccrual PCI loans at June 30, 2018 were up $946 thousand and $258 thousand from December 31, 2017 and June 30, 2017, respectively. At June 30, 2018, OREO totaled $46.6 million, representing declines of $4.5 million and $14.1 million since December 31, 2017 and June 30, 2017, respectively, as sales and write-downs outpaced additions.

Table 12
Nonperforming Assets

	2018		2017
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$85,055	$89,260	$92,534	$90,064	$88,067
PCI	1,570	1,580	624	1,017	1,312
Other real estate	46,633	48,089	51,097	53,988	60,781
Total nonperforming assets	$133,258	$138,929	$144,255	$145,069	$150,160

Loans and leases:
Non-PCI	$23,864,168	$22,908,140	$22,833,827	$22,314,906	$21,976,602
PCI	674,269	703,837	762,998	834,167	894,863
Total loans and leases	$24,538,437	$23,611,977	$23,596,825	$23,149,073	$22,871,465

Accruing loans and leases 90 days or more past due
Non-PCI	$3,179	$3,030	$2,978	$3,449	$4,192
PCI	41,266	48,229	58,740	64,801	72,586

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.54%	0.59%	0.61%	0.63%	0.65%
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
Table 13
Troubled Debt Restructurings

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Accruing TDRs:
PCI	$18,546	$18,163	$19,877
Non-PCI	113,764	112,228	104,298
Total accruing TDRs	132,310	130,391	124,175
Nonaccruing TDRs:
PCI	253	272	318
Non-PCI	29,261	33,898	26,398
Total nonaccruing TDRs	29,514	34,170	26,716
All TDRs:
PCI	18,799	18,435	20,195
Non-PCI	143,025	146,126	130,696
Total TDRs	$161,824	$164,561	$150,891
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.08 billion and $19.59 billion at June 30, 2018 and December 31, 2017, respectively. The $510.4 million decline from December 31, 2017 was due to decreases in long-term obligations and short-term borrowings of $628.9 million and $79.8 million, respectively, offset by an increase in interest-bearing deposits of $198.3 million. Interest-bearing liabilities were $19.08 billion at June 30, 2018, a decrease of $862.7 million from $19.95 billion at June 30, 2017 due to a $638.6 million decrease in long-term obligations, a $170.5 million decrease in short-term borrowings and a decrease of $53.6 million in interest-bearing deposits.

Deposits
At June 30, 2018, total deposits were $30.41 billion, an increase of $1.14 billion, or 3.9 percent, compared to December 31, 2017 and an increase of $952.5 million, or 3.2 percent, when compared to June 30, 2017. The increase from both periods was primarily the result of organic growth in demand deposit and interest-bearing savings and checking account balances as well as the deposit balances acquired from the HomeBancorp acquisition of $582.2 million at June 30, 2018. These positive drivers were offset by run-off in time deposits and lower money market account balances.
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
Table 14
Deposits

	June 30, 2018	December 31, 2017	June 30, 2017
Demand	12,181,717	11,237,375	11,175,580
Checking with interest	5,375,126	5,230,060	5,172,860
Money market	7,963,153	8,059,271	8,078,633
Savings	2,503,367	2,340,449	2,330,646
Time	2,385,521	2,399,120	2,698,619
Total deposits	30,408,884	29,266,275	29,456,338

Short-Term Borrowings
At June 30, 2018, short-term borrowings were $614.0 million compared to $693.8 million and $784.5 million at December 31, 2017 and June 30, 2017, respectively. The $79.8 million decrease from December 31, 2017 was due to FHLB borrowing maturities of $75.0 million, the maturity of a $30.0 million repurchase agreement as well as the maturity of a $15.0 million subordinated notes payable and lower customer repurchase agreement balances. These declines were offset by additional federal funds purchased of $72.4 million and FHLB borrowings of $24.5 million. The $170.5 million decrease from June 30, 2017 was due to FHLB borrowing maturities of $85.0 million, the maturity of a $30.0 million repurchase agreement as well as the maturity of a $15.0 million subordinated notes payable and lower customer repurchase agreement balances. These declines were offset by additional federal funds purchased of $72.4 million, an increase in FHLB borrowings of $24.5 million and reclassifications of $15.0 million in FHLB borrowings from long-term obligations.
Long-Term Obligations
Long-term obligations were $241.4 million at June 30, 2018, down $628.9 million from December 31, 2017 primarily due to the extinguishment of FHLB debt obligations totaling $675.0 million and a redemption of $2.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/NC Capital Trust III. These decreases were partially offset by additional subordinated debt of $21.6 million and FHLB borrowings of $18.8 million acquired from HomeBancorp as well as capital leases of $8.2 million. Long-term obligations decreased $638.6 million from June 30, 2017 primarily due to the extinguishment of FHLB debt obligations totaling $675.0 million, reclassification of $15.0 million in FHLB borrowings from long-term obligations to short-term borrowings, as well as a redemption of $2.0 million aggregate principal amount of Trust Preferred Securities issued by FCB/NC Capital Trust III. These decreases were partially offset by additional subordinated debt of $21.6 million acquired from HomeBancorp, FHLB borrowings of $18.8 million and capital leases of $12.9 million.

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

Table 15
Trust Preferred Securities and Subordinated Debentures

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Maturity Date
FCB/NC Capital Trust III	$88,145	$85,500	$90,207	$87,500	$90,206	$87,500	June 30, 2036
FCB/SC Capital Trust II	19,588	19,000	19,588	19,000	19,588	19,000	June 15, 2034
SCB Capital Trust I	10,310	10,000	10,310	10,000	10,310	10,000	April 7, 2034
	$118,043	$114,500	$120,105	$116,500	$120,104	$116,500

Shareholders' Equity and Capital Adequacy

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

In accordance with accounting principles generally accepted in the United States of America (GAAP), the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in AOCI within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines. Shareholders' equity was also impacted by first quarter 2018 cumulative effect adjustments of $50.0 million related to both the adoption of ASU 2016-01 for the accounting of equity investments which had an impact of $18.7 million and ASU 2018-02 for the accounting of stranded tax effects in AOCI resulting from the 2017 Tax Act which had an impact of $31.3 million.

In the aggregate, the unrealized gains and losses and cumulative effect adjustments represented a net reduction in shareholders' equity of $244.6 million at June 30, 2018, compared to a net reduction of $122.3 million at December 31, 2017 and $102.8 million at June 30, 2017. The decrease in AOCI of $122.3 million from December 31, 2017 and $141.8 million from June 30, 2017 were primarily driven by the cumulative effect adjustments recorded in the first quarter of 2018 and an increase in unrealized losses on investment securities as a result of lower market interest rates. During the current quarter, mortgage-backed securities were transferred from investments available for sale to the held to maturity portfolio. The unrealized loss on these securities at the date of transfer was $109.5 million and will be amortized out of AOCI into the consolidated statements of income over the expected remaining life of the securities. The decrease from June 30, 2017 was also attributed by the decline in the discount rate used in our defined benefit pension plans.

Table 16
Analysis of Capital Adequacy

	June 30, 2018	December 31, 2017	June 30, 2017	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	13.06%	12.88%	12.69%	6.00%	8.00%
Common equity Tier 1	13.06	12.88	12.69	4.50	6.50
Total risk-based capital	14.43	14.21	14.07	8.00	10.00
Tier 1 leverage ratio	9.99	9.47	9.33	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.71%	12.54%	12.55%	6.00%	8.00%
Common equity Tier 1	12.71	12.54	12.55	4.50	6.50
Total risk-based capital	13.68	13.46	13.51	8.00	10.00
Tier 1 leverage ratio	9.72	9.22	9.23	4.00	5.00

Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. The final rules set minimum requirements for both the quantity and quality of capital held by BancShares and FCB and included a common equity Tier 1 capital to risk-weighted assets ratio. A capital conservation buffer was also established and was phased in beginning January 1, 2016 at 0.625 percent above minimum risk-based capital requirements and will increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.50 percent on January 1, 2019. As such, the capital conservation buffer requirement was 1.88% percent effective January 1, 2018. BancShares and FCB had capital conservation buffers above minimum risk-based capital requirements of 6.43 percent and 5.68 percent, respectively, at June 30, 2018. The buffers exceeded the 1.88% percent requirement and, therefore, resulted in no limit on distributions.
As of June 30, 2018, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. BancShares had no trust preferred capital securities included in Tier 1 capital at June 30, 2018 and December 31, 2017 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
RISK MANAGEMENT
Risk is inherent in any business. Senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all company associates.  The Board of Directors strives to ensure that the business culture is integrated with the risk management program and that policies and procedures for identifying, assessing, measuring, monitoring, and managing risk are part of the decision-making process. The Board of Director’s role in risk oversight is an integral part of our overall Enterprise Risk Management Framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.
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
In combination with other risk management and monitoring practices, enterprise wide stress testing activities are part of our risk management program. Stress tests are performed for various risks to ensure the financial institution can support continued operations during stressed periods.
Enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run.  Bank holding companies with assets of less than $100 billion, such as BancShares, are no longer be subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of results. BancShares will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, however, BancShares will no longer conduct company-run stress testing under the Dodd-Frank Act.
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

Table 17
Net Interest Income Sensitivity Simulation Analysis
This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of June 30, 2018 and December 31, 2017.

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	June 30, 2018	December 31, 2017
-100	(10.45)%	(12.25)%
+100	3.13	3.66
+200	3.56	4.61
+300	1.06	2.43
Net interest income sensitivity metrics at June 30, 2018 compared to December 31, 2017 were primarily affected by a shift in the earning asset mix with a decrease in overnight investments and growth in the fixed rate loan portfolio, partially offset by a favorable change in the deposit mix from growth in non-interest bearing deposits.
Table 18
Economic Value of Equity Modeling Analysis
Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of June 30, 2018 and December 31, 2017.

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	June 30, 2018	December 31, 2017
-100	(15.10)%	(15.44)%
+100	3.36	3.38
+200	1.06	1.06
+300	(5.22)	(5.52)

The economic value of equity metrics at June 30, 2018 compared to December 31, 2017 remained relatively stable with increases in the scenarios due primarily to a change in decay assumptions used for non-maturity deposits beginning in the second quarter of 2018 being offset by the prepayment of eight FHLB debt obligations totaling $675.0 million in the first quarter of 2018.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk.

Liquidity risk management. Liquidity risk is the risk that an institution is unable to generate or obtain sufficient cash or its equivalents on a cost-effective basis to meet commitments as they fall due. The most common sources of liquidity risk arise from mismatches in the timing and value of on-balance sheet and off-balance sheet cash inflows and outflows. In general, on-balance sheet mismatches generate liquidity risk when the effective maturity of assets exceeds the effective maturity of liabilities. A commonly cited example of a balance sheet liquidity mismatch is when long-term loans (assets) are funded with short-term borrowings (liabilities). Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost, and changes in economic conditions or exposure to credit, market, operational, legal and reputation risks that can affect an institution’s liquidity risk profile.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $4.21 billion at June 30, 2018 compared to $3.70 billion at December 31, 2017. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $128.7 million as of June 30, 2018, and we had sufficient collateral pledged to secure $6.09 billion of additional borrowings. Also, at June 30, 2018, $2.88 billion in noncovered loans with a lendable collateral value of $2.17 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines which had $615.0 million of available capacity at June 30, 2018.

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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2018, BancShares’ market risk profile has not changed significantly from December 31, 2017, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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

No changes in BancShares' internal control over financial reporting occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Date:	August 2, 2018		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer