Form 10-Q
period 2018-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2018-11-01
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—$1 Par Value—10,805,220 shares
Class B Common Stock—$1 Par Value—1,005,185 shares
(Number of shares outstanding, by class, as of October 31, 2018)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$262,525	$336,150
Overnight investments	943,025	1,387,927
Investment in marketable equity securities	109,907	—
Investment securities available for sale	4,677,351	7,180,180
Investment securities held to maturity	2,253,416	76
Loans held for sale	46,082	51,179
Loans and leases	24,886,347	23,596,825
Allowance for loan and lease losses	(219,197)	(221,893)
Net loans and leases	24,667,150	23,374,932
Premises and equipment	1,167,329	1,138,431
Other real estate owned	43,601	51,097
Income earned not collected	105,616	95,249
Goodwill	208,217	150,601
Other intangible assets	72,748	73,096
Other assets	397,692	688,594
Total assets	$34,954,659	$34,527,512
Liabilities
Deposits:
Noninterest-bearing	$12,212,144	$11,237,375
Interest-bearing	17,951,393	18,028,900
Total deposits	30,163,537	29,266,275
Short-term borrowings	687,749	693,807
Long-term obligations	297,487	870,240
FDIC shared-loss payable	104,576	101,342
Other liabilities	202,297	261,784
Total liabilities	31,455,646	31,193,448
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 10,880,220 and 11,005,220 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	10,880	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2018 and December 31, 2017)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Surplus	600,957	658,918
Retained earnings	3,133,746	2,785,430
Accumulated other comprehensive loss	(247,575)	(122,294)
Total shareholders’ equity	3,499,013	3,334,064
Total liabilities and shareholders’ equity	$34,954,659	$34,527,512

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2018	2017	2018	2017
Interest income
Loans and leases	$272,215	$246,260	$785,283	$708,622
Investment securities and dividend income	38,770	29,706	110,969	89,863
Overnight investments	4,721	8,367	15,932	19,247
Total interest income	315,706	284,333	912,184	817,732
Interest expense
Deposits	5,147	3,839	13,424	12,407
Short-term borrowings	685	1,429	2,940	3,185
Long-term obligations	2,512	5,890	7,802	17,013
Total interest expense	8,344	11,158	24,166	32,605
Net interest income	307,362	273,175	888,018	785,127
Provision for loan and lease losses	840	7,946	16,883	28,501
Net interest income after provision for loan and lease losses	306,522	265,229	871,135	756,626
Noninterest income
Gain on acquisitions	—	—	—	134,745
Cardholder services, net	14,678	15,487	44,385	42,848
Merchant services, net	5,857	5,528	18,512	17,085
Service charges on deposit accounts	25,994	25,951	78,489	73,955
Wealth management services	24,459	21,234	73,543	64,116
Securities gains, net	—	1,337	—	4,664
Marketable equity securities gains, net	3,854	—	9,265	—
Other service charges and fees	7,651	7,073	22,887	21,302
Mortgage income	4,123	6,775	13,063	19,317
Insurance commissions	2,755	2,894	9,471	9,015
ATM income	1,919	2,596	6,307	6,882
Gain on extinguishment of debt	703	—	26,517	—
Other	2,538	7,187	15,703	19,421
Total noninterest income	94,531	96,062	318,142	413,350
Noninterest expense
Salaries and wages	133,867	124,888	392,911	363,076
Employee benefits	28,850	25,416	90,656	77,976
Occupancy expense	26,632	26,594	80,686	77,415
Equipment expense	25,880	23,887	76,021	73,129
FDIC insurance expense	5,186	5,449	16,411	16,747
Collection and foreclosure-related expenses	4,269	3,443	12,389	9,582
Merger-related expenses	1,126	562	4,136	8,248
Other	41,727	47,403	128,383	123,216
Total noninterest expense	267,537	257,642	801,593	749,389
Income before income taxes	133,516	103,649	387,684	420,587
Income taxes	16,198	36,585	76,844	151,242
Net income	$117,318	$67,064	$310,840	$269,345
Average shares outstanding	11,971,460	12,010,405	11,997,281	12,010,405
Net income per share	$9.80	$5.58	$25.91	$22.43

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2018	2017	2018	2017
Net income	$117,318	$67,064	$310,840	$269,345
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Change in unrealized (losses) gains on securities available for sale arising during period	(13,810)	15,752	(9,655)	65,619
Tax effect	3,175	(5,857)	2,221	(24,401)
Reclassification adjustment for gains included in income before income taxes	—	(1,337)	—	(4,664)
Tax effect	—	495	—	1,726
Total change in unrealized (losses) gains on securities available for sale, net of tax	(10,635)	9,053	(7,434)	38,280
Unrealized losses on securities available for sale transferred to held to maturity:
Unrealized losses on securities available for sale transferred to held to maturity	—	—	(109,507)	—
Tax effect	—	—	25,186	—
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	6,502	—	10,975	—
Tax effect	(1,495)	—	(2,523)	—
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	5,007	—	(75,869)	—
Change in pension obligation:
Amortization of actuarial losses and prior service cost	3,495	2,330	10,486	7,290
Tax effect	(804)	(864)	(2,412)	(2,702)
Total change in pension obligation, net of tax	2,691	1,466	8,074	4,588
Other comprehensive (loss) income	(2,937)	10,519	(75,229)	42,868
Total comprehensive income	$114,381	$77,583	$235,611	$312,213

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427
Net income	—	—	—	269,345	—	269,345
Other comprehensive income, net of tax	—	—	—	—	42,868	42,868
Cash dividends ($0.90 per share)	—	—	—	(10,809)	—	(10,809)
Balance at September 30, 2017	$11,005	$1,005	$658,918	$2,735,227	$(92,324)	$3,313,831

Balance at December 31, 2017	$11,005	$1,005	$658,918	$2,785,430	$(122,294)	$3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,716	(18,716)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	310,840	—	310,840
Other comprehensive loss, net of tax	—	—	—	—	(75,229)	(75,229)
Repurchase of 125,000 shares of Class A common stock	(125)	—	(57,961)	—	—	(58,086)
Cash dividends ($1.05 per share)	—	—	—	(12,576)	—	(12,576)
Balance at September 30, 2018	$10,880	$1,005	$600,957	$3,133,746	$(247,575)	$3,499,013

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$310,840	$269,345
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	16,883	28,501
Deferred tax expense	13,642	67,270
Net change in current taxes	(21,266)	17,115
Depreciation	71,484	67,749
Net (decrease) increase in accrued interest payable	(1,552)	401
Net increase in income earned not collected	(7,650)	(4,471)
Gain on acquisitions	—	(134,745)
Securities gains, net	—	(4,664)
Marketable equity securities gains, net	(9,265)	—
Gain on extinguishment of debt	(26,517)	—
Origination of loans held for sale	(456,193)	(471,862)
Proceeds from sale of loans held for sale	468,705	487,017
Gain on sale of loans held for sale	(8,640)	(11,317)
Gain on sale of portfolio loans	—	(1,007)
Net write-downs/losses on other real estate	3,156	3,152
Gain on sales of premises and equipment	(1,450)	(490)
Net accretion of premiums and discounts	(22,965)	(34,535)
Amortization of intangible assets	17,580	16,994
Net change in FDIC receivable for shared-loss agreements	—	5,799
Net change in FDIC payable for shared-loss agreements	3,234	3,195
Net change in other assets	339,289	(9,521)
Net change in other liabilities	(53,708)	10,178
Net cash provided by operating activities	635,607	304,104
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(702,356)	(771,593)
Purchases of investment securities available for sale	(979,495)	(1,891,967)
Purchases of investment securities held to maturity	(68,699)	—
Purchases of marketable equity securities	(2,818)	—
Proceeds from maturities/calls of investment securities held to maturity	196,146	20
Proceeds from maturities/calls of investment securities available for sale	946,293	1,436,113
Proceeds from sales of investment securities available for sale	119,273	538,317
Proceeds from sales of marketable equity securities	9,503	—
Net decrease (increase) in overnight investments	455,295	(458,027)
Proceeds from sales of portfolio loans	—	162,486
Cash paid to the FDIC for shared-loss agreements	—	(7,440)
Net cash paid to the FDIC for termination of shared-loss agreements	—	(285)
Proceeds from sales of other real estate	23,488	31,072
Proceeds from sales of premises and equipment	1,648	2,920
Purchases of premises and equipment	(88,270)	(60,090)
Business acquisitions, net of cash acquired	(106,298)	300,703
Net cash used in investing activities	(196,290)	(717,771)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(218,826)	(469,540)
Net increase in demand and other interest-bearing deposits	496,499	538,084
Net decrease in short-term borrowings	(127,547)	(59,207)
Repayment of long-term obligations	(717,370)	(6,819)
Origination of long-term obligations	125,000	175,000
Repurchase of common stock	(58,086)	—
Cash dividends paid	(12,612)	(7,206)
Net cash (used in) provided by financing activities	(512,942)	170,312
Change in cash and due from banks	(73,625)	(243,355)
Cash and due from banks at beginning of period	336,150	539,741
Cash and due from banks at end of period	$262,525	$296,386
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$17,013	$26,926
Dividends declared but not paid	4,168	3,603
Reclassification of portfolio loans (from) to loans held for sale	(2,016)	161,719
Transfer of investment securities available for sale to held to maturity	2,485,761	—

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
Income Taxes
Income tax expense was $16.2 million and $36.6 million for the third quarter of 2018 and third quarter of 2017, representing effective tax rates of 12.1 percent and 35.3 percent during the respective periods. Income tax expense was $76.8 million and $151.2 million for the nine months ended September 30, 2018 and 2017, respectively, representing effective tax rates of 19.8 percent and 36.0 percent for the respective nine month periods. The income tax expense and effective tax rate decreases during the reported periods in 2018 compared to those in 2017 were primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (Tax Act), which reduced the federal tax rate from 35.0 percent to 21.0 percent. Additional information was obtained in the third quarter of 2018 affecting the provisional amount initially recorded for the quarter ended December 31, 2017 to account for the effects of the Tax Act. The nature of the additional information primarily relates to a decision made by BancShares to accelerate deductions in its 2017 tax return which were effectuated by making an additional contribution to its pension plan and requesting an automatic change in its tax accounting method related to depreciation. As a result, a tax benefit of $15.7 million was recorded in the third quarter of 2018. The ultimate impact will be finalized in the fourth quarter and may differ due to additional analysis, changes in interpretations and assumptions as well as additional regulatory guidance that may be issued.

Per Share Data
During the third quarter of 2018, BancShares repurchased 125,000 shares of Class A common stock, of which 100,000 shares were repurchased from a related party, for approximately $58.1 million at an average cost per share of $464.68. Subsequent to quarter-end and through October 31, 2018, BancShares repurchased an additional 75,000 shares of Class A common stock for approximately $32.9 million at an average cost per share of $438.26. All of these shares were repurchased under the previously approved Board of Directors' (Board) authority that expires on October 31, 2018.

Share Repurchase Authority
On October 23, 2018, BancShares' Board of Directors authorized the purchase of up to 800,000 shares of BancShares' Class A common stock. Under that authority, BancShares may purchase shares from time to time from November 1, 2018 through October 31, 2019, on the open market or in privately negotiated transactions, and it may enter into a stock trading plan pursuant to the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. The Board's action replaces existing authority to purchase shares approved during 2017 and that expires on October 31, 2018. It does not obligate BancShares to purchase any particular amount of shares, and purchases may be suspended or discontinued at any time.

Recently Adopted Accounting Pronouncements
FASB ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Act, which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.
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

The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2018. The change in accounting principle was accounted for as a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained earnings and a decrease to AOCI on January 1, 2018. With the adoption of this ASU, equity securities can no longer be classified as available for sale; as such, marketable equity securities are disclosed as a separate line item on the balance sheet with changes in the fair value of equity securities reflected in net income.
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
We also completed an evaluation of the costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on this evaluation, we determined that the classification of cardholder and merchant processing costs as well as expenses for cardholder reward programs should be netted against cardholder and merchant services income. We used the full retrospective method of adoption and restated the prior financial statements to net the cardholder and merchant processing costs against the related cardholder and merchant services income. These classification changes resulted in changes to both noninterest income and noninterest expense, however, there was no change to previously reported net income. Merchant processing expenses of $20.4 million and $60.4 million have been reclassified and reported as a component of merchant services income for the three and nine months ended September 30, 2017, respectively. Cardholder processing expenses of $7.7 million and cardholder reward programs expense of $1.3 million have been reclassified and reported as a component of cardholder services income for the three months ended September 30, 2017. For the nine months ended September 30, 2017, cardholder processing expenses of $20.3 million and cardholder reward programs expense of $6.8 million were reclassified and reported as a component of cardholder services income.
Revenue Recognition
The standard requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. Descriptions of our noninterest revenue-generating activities that are within the scope of the new revenue ASU is broadly segregated as follows:
Cardholder and Merchant Services - These represent interchange fees from customer debit and credit card transactions that are earned at the time a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been met as it is satisfied upon the completion of the card transaction. Additionally, ASU 2014-09 requires costs associated with cardholder and merchant services transactions to be netted against the fee income from such transactions when an entity is acting as an agent in providing services to a customer.

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
Wealth Management Services - These primarily represent annuity fees, sales commissions, management fees, insurance sales, and trust and asset management fees. The performance obligation for wealth management services is the provision of services to place annuity products issued by the counterparty to investors, and the provision of services to manage the client’s assets, including brokerage custodial and other management services. Revenue from wealth management services is recognized over the period in which services are performed, and is based on a percentage of the value of the assets under management/administration. This revenue is either fixed or variable based on account type, or transaction-based.
Other Service Charges and Fees - These include, but are not limited to, check cashing fees, international banking fees, internet banking fees, wire transfer fees and safe deposit fees. These fees are charged, and revenue is recognized, at the point in time the requested service is provided to the customer thus satisfying our performance obligation.
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
Recently Issued Accounting Pronouncements
FASB ASU 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). This ASU requires entities to use the guidance in FASB ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, to determine whether to capitalize or expense implementation costs related to the service contract. This ASU also requires entities to (1) expense capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (2) present the expense related to the capitalized implementation costs in the same line item on the income statement as fees associated with the hosting element of the arrangement (3) classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element (4) present the capitalized implementation costs in the same balance sheet line item that a prepayment for the fees associated with the hosting arrangement would be presented.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. BancShares will adopt the amendments in this ASU during the first quarter of 2020. BancShares is currently evaluating the impact this new standard will have on its consolidated financial statements and the magnitude of the impact has not yet been determined.

FASB ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by eliminating the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and adding a requirement to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.
The amendments in this ASU are effective for public entities for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities. BancShares will adopt all applicable amendments and update the disclosures as appropriate during the first quarter of 2021.
FASB ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements on fair value measurements by eliminating the requirements to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. This ASU also added specific disclosure requirements for fair value measurements for public entities including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019, and all interim periods within those fiscal years. Early adoption is permitted upon issuance of the ASU. Entities are permitted to early adopt amendments that remove or modify disclosures and delay the adoption of the additional disclosures until their effective date. BancShares will adopt all applicable amendments and update the disclosures as appropriate during the first quarter of 2020.
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

The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. BancShares will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. A cross-functional team co-led by Corporate Finance and Risk Management is in place to implement the new standard. The team continues to work on critical activities such as building models, documenting accounting policies, reviewing data quality, and implementing a reporting and disclosure solution. BancShares continues to evaluate the impact the new standard will have on its consolidated financial statements but the magnitude of this impact has not been determined. The final impact will be dependent, among other items, on loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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
NOTE B - BUSINESS COMBINATIONS

Palmetto Heritage Bancshares, Inc.
On November 1, 2018, FCB completed the merger of Pawley's Island, South Carolina-based Palmetto Heritage Bancshares, Inc. (Palmetto Heritage) and its subsidiary, Palmetto Heritage Bank & Trust, into FCB. Under the terms of the agreement, cash consideration of $135.00 per share was paid to the shareholders of Palmetto Heritage for each share of Palmetto Heritage's common stock with total consideration paid of $30.4 million. The transaction was accounted for under the acquisition method of accounting. The merger allowed FCB to expand its presence and enhance banking efforts in the South Carolina coastal markets. As of September 30, 2018, Palmetto Heritage reported $164.9 million in consolidated assets, $136.4 million in loans and $123.1 million in deposits.

Capital Commerce Bancorp, Inc.
On October 2, 2018, FCB completed the merger of Milwaukee, Wisconsin-based Capital Commerce Bancorp, Inc. (Capital Commerce) and its subsidiary, Securant Bank & Trust, into FCB. Under the terms of the agreement, cash consideration of $4.75 per share was paid to the shareholders of Capital Commerce for each share of Capital Commerce's common stock totaling approximately $28.1 million. The transaction was accounted for under the acquisition method of accounting. The merger allowed FCB to expand its presence and enhance banking efforts in the Milwaukee market. As of September 30, 2018, Capital Commerce reported $222.3 million in consolidated assets, $189.6 million in loans and $171.9 million in deposits.

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

Merger-related expenses of $210 thousand and $1.9 million were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2018. Loan-related interest income generated from HomeBancorp was approximately $6.8 million for the three months ended September 30, 2018 and $11.8 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,509,432	$—	$3,998	$1,505,434
Government agency	127,911	108	474	127,545
Mortgage-backed securities	3,004,219	891	85,314	2,919,796
Corporate bonds	119,717	413	197	119,933
Other	4,553	90	—	4,643
Total investment securities available for sale	$4,765,832	$1,502	$89,983	$4,677,351

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,658,410	$—	$546	$1,657,864
Government agency	8,695	15	40	8,670
Mortgage-backed securities	5,419,379	1,529	80,152	5,340,756
Equity securities	75,471	29,737	—	105,208
Corporate bonds	59,414	557	8	59,963
Other	7,645	256	182	7,719
Total investment securities available for sale	$7,229,014	$32,094	$80,928	$7,180,180

	September 30, 2018
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$2,253,416	$441	$15,193	$2,238,664

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$76	$5	$—	$81

As a result of adopting ASU 2016-01 in the first quarter of 2018, investments in marketable equity securities are no longer classified as investments available for sale. At September 30, 2018 and December 31, 2017, we had $109.9 million and $105.2 million, respectively, in marketable equity securities recorded at fair value. Prior to January 1, 2018 equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported in accumulated other comprehensive income. A cumulative-effect adjustment of $18.7 million was recorded on January 1, 2018 to reclassify the net unrealized gains from accumulated other comprehensive income to retained earnings with subsequent changes in fair value recognized in the Consolidated Statements of Income.
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

Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the United States Small Business Administration. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other investments include trust preferred securities of financial institutions. BancShares holds approximately 298,000 shares of Visa Class B common stock. BancShares' Visa Class B shares are not considered to have a readily determinable fair value and are included in the Consolidated Balance Sheet at $0 fair value.

The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances, while repayments of certain corporate bonds are subject to call provisions that can be exercised by the issuer at their discretion.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,260,166	$1,256,660	$808,768	$808,301
One through five years	249,267	248,775	849,642	849,563
Five through 10 years	119,717	119,932	59,414	59,963
Over 10 years	4,552	4,643	7,645	7,719
Government agency	127,911	127,545	8,695	8,670
Mortgage-backed securities	3,004,219	2,919,796	5,419,379	5,340,756
Equity securities	—	—	75,471	105,208
Total investment securities available for sale	$4,765,832	$4,677,351	$7,229,014	$7,180,180
Investment securities held to maturity
Mortgage-backed securities held to maturity	$2,253,416	$2,238,664	$76	$81
There were no gross gains or losses on sales of investment securities available for sale for the three or nine months ended September 30, 2018. Gross gains on sales of investment securities available for sale was $1.3 million for the three months ended September 30, 2017. There were no gross losses on sales of investment securities available for sale during this period. Gross gains and gross losses on sales of investment securities available for sale were $4.7 million and $29 thousand, respectively for the nine months ended September 30, 2017.

The following table provides the realized and unrealized gains or losses on marketable equity securities for the three and nine months ended September 30, 2017.

(Dollars in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Marketable equity securities gains, net	$3,854	$9,265
Less net gains recognized on marketable equity securities sold	946	1,181
Unrealized gains recognized on marketable equity securities held	$2,908	$8,084

The following table provides information regarding securities with unrealized losses as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,495,438	$3,996	$9,996	$2	$1,505,434	$3,998
Government agency	103,883	432	2,707	42	106,590	474
Mortgage-backed securities	1,228,345	24,796	1,498,593	60,518	2,726,938	85,314
Corporate bonds	18,715	173	5,000	24	23,715	197
Total	$2,846,381	$29,397	$1,516,296	$60,586	$4,362,677	$89,983
Investment securities held to maturity:
Mortgage-backed securities	$2,124,316	$14,907	$10,549	$286	$2,134,865	$15,193

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale:
U.S. Treasury	$1,408,166	$345	$249,698	$201	$1,657,864	$546
Government agency	848	12	2,527	28	3,375	40
Mortgage-backed securities	2,333,254	20,911	2,723,406	59,241	5,056,660	80,152
Corporate bonds	5,025	8	—	—	5,025	8
Other	5,349	182	—	—	5,349	182
Total	$3,752,642	$21,458	$2,975,631	$59,470	$6,728,273	$80,928

As of September 30, 2018, there were 185 investment securities available for sale that had continuous losses for more than 12 months of which 183 are government sponsored enterprise-issued mortgage-backed securities or government agency securities, 1 is a U.S. Treasury security and 1 is a corporate bond. There were 2 investment securities held to maturity, which were government sponsored enterprise-issued mortgage securities, that had continuous losses for more than 12 months at September 30, 2018.
None of the unrealized losses identified as of September 30, 2018 or December 31, 2017 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the debt securities were purchased. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Debt securities having an aggregate carrying value of $3.53 billion at September 30, 2018 and $4.59 billion at December 31, 2017 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are non-PCI or PCI. Loans that are originated by FCB and loans that are performing under their contractual obligations at acquisition are Non-PCI. Loans that show evidence of deterioration in credit quality at acquisition are PCI. Acquired loans are recorded at fair value at the date of acquisition, with no corresponding allowance for loan and lease losses.
The non-PCI portfolio is divided into commercial and non-commercial based on the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, commercial and non-commercial loans are assigned to loan classes, which further disaggregate loans based upon common risk characteristics.
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

Loans and leases outstanding included the following at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-PCI loans and leases:
Commercial:
Construction and land development	$679,203	$669,215
Commercial mortgage	10,486,372	9,729,022
Other commercial real estate	471,532	473,433
Commercial and industrial	3,189,337	2,730,407
Lease financing	616,951	894,801
Other	296,988	302,176
Total commercial loans	15,740,383	14,799,054
Noncommercial:
Residential mortgage	4,073,235	3,523,786
Revolving mortgage	2,570,096	2,701,525
Construction and land development	241,436	248,289
Consumer	1,623,179	1,561,173
Total noncommercial loans	8,507,946	8,034,773
Total non-PCI loans and leases	24,248,329	22,833,827
PCI loans:
Total PCI loans	638,018	762,998
Total loans and leases	$24,886,347	$23,596,825

At September 30, 2018, $9.07 billion in noncovered loans with a lendable collateral value of $6.34 billion were used to secure $264.7 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $6.08 billion. At December 31, 2017, $8.75 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $835.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.24 billion. At September 30, 2018, $2.91 billion in noncovered loans with a lendable collateral value of $2.20 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). At December 31, 2017, $2.77 billion in noncovered loans with a lendable collateral value of $2.08 billion were used to secure additional borrowing capacity at the FRB.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale totaled $46.1 million and $51.2 million at September 30, 2018 and December 31, 2017, respectively. In addition, we may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of amortized cost or market.
During the three and nine months ended September 30, 2018, total proceeds from sales of loans held for sale were $165.9 million and $468.7 million, respectively, and there were no transfers to loans held for sale from the residential mortgage portfolio for either period. For the three months ended September 30, 2017, total proceeds from sales of loans held for sale were $307.4 million of which $130.2 million in sales were transferred to loans held for sale from the residential mortgage portfolio, resulting in a gain of $843 thousand. For the nine months ended September 30, 2017, total proceeds from sales of loans held for sale were $649.5 million of which $162.5 million in sales were transferred to loans held for sale from the residential mortgage portfolio, resulting in a gain of $1.0 million.
Net deferred fees on originated non-PCI loans and leases, including unearned income as well as unamortized costs and fees, were $196 thousand and $1.7 million at September 30, 2018 and December 31, 2017, respectively. The unamortized discount related to purchased non-PCI loans and leases in the HomeBancorp, Guaranty Bank (Guaranty), Cordia Bancorp Inc. (Cordia) and First Citizens Bancorporation, Inc. (Bancorporation) acquisitions was $6.7 million, $11.4 million, $1.5 million and $13.3 million, respectively, at September 30, 2018. At December 31, 2017, the unamortized discount related to purchased non-PCI loans and leases from the Guaranty, Cordia and Bancorporation acquisitions was $14.2 million, $2.7 million and $18.1 million, respectively. During the three months ended September 30, 2018 and September 30, 2017, accretion income on purchased non-PCI loans and leases was $2.9 million and $4.2 million, respectively. During the nine months ended September 30, 2018 and September 30, 2017, accretion income on purchased non-PCI loans and leases was $9.9 million and $10.2 million, respectively.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2018 and December 31, 2017 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

Non-PCI loans and leases outstanding at September 30, 2018 and December 31, 2017 by credit quality indicator are provided below:

	September 30, 2018
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$675,138	$10,287,536	$466,685	$2,948,053	$611,413	$294,358	$15,283,183
Special mention	1,333	95,843	2,311	35,171	2,382	1,038	138,078
Substandard	2,566	101,384	2,536	25,489	3,156	1,592	136,723
Doubtful	—	969	—	390	—	—	1,359
Ungraded	166	640	—	180,234	—	—	181,040
Total	$679,203	$10,486,372	$471,532	$3,189,337	$616,951	$296,988	$15,740,383

	December 31, 2017
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total non-PCI commercial loans and leases
Pass	$665,197	$9,521,019	$468,942	$2,511,307	$883,779	$298,064	$14,348,308
Special mention	691	78,643	1,260	44,130	4,340	2,919	131,983
Substandard	3,327	128,848	3,224	18,617	6,585	1,193	161,794
Doubtful	—	262	—	385	—	—	647
Ungraded	—	250	7	155,968	97	—	156,322
Total	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$14,799,054

	September 30, 2018
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,027,341	$2,539,576	$239,601	$1,608,644	$8,415,162
30-59 days past due	24,558	14,378	151	7,911	46,998
60-89 days past due	5,189	5,354	177	3,621	14,341
90 days or greater past due	16,147	10,788	1,507	3,003	31,445
Total	$4,073,235	$2,570,096	$241,436	$1,623,179	$8,507,946

	December 31, 2017
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,465,935	$2,674,390	$239,648	$1,546,473	$7,926,446
30-59 days past due	27,886	13,428	7,154	8,812	57,280
60-89 days past due	8,064	3,485	108	2,893	14,550
90 days or greater past due	21,901	10,222	1,379	2,995	36,497
Total	$3,523,786	$2,701,525	$248,289	$1,561,173	$8,034,773

 PCI loans outstanding at September 30, 2018 and December 31, 2017 by credit quality indicator are provided below:

	September 30, 2018	December 31, 2017
(Dollars in thousands)	PCI commercial loans
Grade:
Pass	$156,092	$201,332
Special mention	52,204	63,257
Substandard	103,986	117,068
Doubtful	4,701	11,735
Ungraded	31	27
Total	$317,014	$393,419

	September 30, 2018	December 31, 2017
	PCI noncommercial loans
(Dollars in thousands)
Current	$282,965	$318,632
30-59 days past due	10,138	13,343
60-89 days past due	5,968	6,212
90 days or greater past due	21,933	31,392
Total	$321,004	$369,579

The aging of the outstanding non-PCI loans and leases, by class, at September 30, 2018 and December 31, 2017 are provided in the tables below. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2018
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$708	$186	$68	$962	$678,241	$679,203
Commercial mortgage	15,768	2,830	5,326	23,924	10,462,448	10,486,372
Other commercial real estate	—	—	—	—	471,532	471,532
Commercial and industrial	8,078	2,592	2,140	12,810	3,176,527	3,189,337
Lease financing	3,090	102	928	4,120	612,831	616,951
Residential mortgage	24,558	5,189	16,147	45,894	4,027,341	4,073,235
Revolving mortgage	14,378	5,354	10,788	30,520	2,539,576	2,570,096
Construction and land development - noncommercial	151	177	1,507	1,835	239,601	241,436
Consumer	7,911	3,621	3,003	14,535	1,608,644	1,623,179
Other	141	63	—	204	296,784	296,988
Total non-PCI loans and leases	$74,783	$20,114	$39,907	$134,804	$24,113,525	$24,248,329

	December 31, 2017
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Construction and land development - commercial	$491	$442	$357	$1,290	$667,925	$669,215
Commercial mortgage	12,288	2,375	6,490	21,153	9,707,869	9,729,022
Other commercial real estate	107	—	75	182	473,251	473,433
Commercial and industrial	6,694	1,510	1,266	9,470	2,720,937	2,730,407
Lease financing	2,983	167	973	4,123	890,678	894,801
Residential mortgage	27,886	8,064	21,901	57,851	3,465,935	3,523,786
Revolving mortgage	13,428	3,485	10,222	27,135	2,674,390	2,701,525
Construction and land development - noncommercial	7,154	108	1,379	8,641	239,648	248,289
Consumer	8,812	2,893	2,995	14,700	1,546,473	1,561,173
Other	188	6	133	327	301,849	302,176
Total non-PCI loans and leases	$80,031	$19,050	$45,791	$144,872	$22,688,955	$22,833,827

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2018 and December 31, 2017 for non-PCI loans and leases, were as follows:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$382	$55	$1,040	$—
Commercial mortgage	19,009	—	22,625	397
Other commercial real estate	91	—	916	—
Commercial and industrial	3,533	439	2,884	428
Lease financing	1,105	—	1,992	—
Residential mortgage	33,796	—	38,942	—
Revolving mortgage	23,231	—	19,990	—
Construction and land development - noncommercial	1,912	—	1,989	—
Consumer	2,230	2,146	1,992	2,153
Other	130	—	164	—
Total non-PCI loans and leases	$85,419	$2,640	$92,534	$2,978

Purchased non-PCI loans and leases

The following table relates to purchased non-PCI loans acquired in the HomeBancorp transaction and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$710,876
Contractual cash flows not expected to be collected	9,845
Fair value at acquisition date	550,618

The recorded fair values of purchased non-PCI loans acquired in the HomeBancorp transaction as of the acquisition date are as follows:

(Dollars in thousands)
Commercial:
Construction and land development	$525
Commercial mortgage	188,688
Other commercial real estate	55,183
Commercial and industrial	7,931
Total commercial loans	252,327
Noncommercial:
Residential mortgage	296,273
Revolving mortgage	51
Consumer	1,967
Total noncommercial loans	298,291
Total non-PCI loans	$550,618

Purchased credit-impaired loans

The following table relates to PCI loans acquired in the HomeBancorp transaction and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected and the fair value of PCI loans at the acquisition date.

(Dollars in thousands)
Contractually required payments	$26,651
Cash flows expected to be collected	19,697
Fair value of loans at acquisition	15,555

The recorded fair values of PCI loans acquired in the HomeBancorp transaction as of the acquisition date are as follows:

(Dollars in thousands)
Commercial:
Commercial mortgage	$7,815
Commercial and industrial	423
Total commercial loans	8,238
Noncommercial:
Residential mortgage	7,317
Total noncommercial loans	7,317
Total PCI loans	$15,555

The following table provides changes in the carrying value of all PCI loans during the nine months ended September 30, 2018 and September 30, 2017:

(Dollars in thousands)	2018	2017
Balance at January 1	$762,998	$809,169
Fair value of acquired loans	15,555	199,682
Accretion	45,699	59,039
Payments received and other changes, net	(186,234)	(233,723)
Balance at September 30	$638,018	$834,167
Unpaid principal balance at September 30	$999,926	$1,293,760

The carrying value of PCI loans on the cost recovery method was $3.7 million at September 30, 2018 and $1.1 million at December 31, 2017. The cost recovery method is applied to loans when the timing of future cash flows cannot be reasonably estimated due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $1.5 million and $624 thousand at September 30, 2018 and December 31, 2017, respectively.

During the three months ended September 30, 2018 and September 30, 2017, accretion income on PCI loans was $13.5 million and $19.2 million, respectively. During the nine months ended September 30, 2018 and September 30, 2017, accretion income on PCI loans was $45.7 million and $59.0 million, respectively.

For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flow not related to credit improvements or deterioration do not affect the nonaccretable difference.

The following table documents changes to the amount of accretable yield for the first nine months of 2018 and 2017.

(Dollars in thousands)	2018	2017
Balance at January 1	$316,679	$335,074
Additions from acquisitions	4,142	44,120
Accretion	(45,699)	(59,039)
Reclassifications from nonaccretable difference	5,866	16,947
Changes in expected cash flows that do not affect nonaccretable difference	42,214	4,596
Balance at September 30	$323,202	$341,698

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

During the third quarter of 2018, BancShares (“the Company”) enhanced its allowance for loan and lease losses (“ALLL”) methodology. Specifically, the Company updated its credit quality indicators used in the ALLL estimation to aggregate credit quality by borrower classification code and add a facility risk rating which provides additional granularity of risks by collateral type. The enhancement to the ALLL is part of the Company’s planned transition to a dual risk grading process which will be implemented during the fourth quarter of 2018. Significant growth in the Company’s loan portfolios, both organically and through acquisitions, is prompting the need to enhance the credit grading process and provide additional granularity in assessing credit risks. This change in estimate resulted in an immaterial impact to the financial statements, which is reflected in the Allowance for loan and lease losses and Provision for loan and lease losses.

The following tables present the activity in the ALLL for non-PCI loan and lease losses by loan class for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three months ended September 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at July 1	$23,664	$44,465	$3,823	$57,330	$3,981	$4,691	$17,802	$21,886	$4,027	$30,773	$212,442
Provision	8,702	(2,870)	(1,219)	(9,271)	4,011	(2,404)	(1,828)	465	(1,203)	7,971	2,354
Charge-offs	(35)	(606)	—	(1,256)	(850)	(56)	(360)	(759)	—	(5,525)	(9,447)
Recoveries	136	99	1	494	3	117	128	712	—	1,249	2,939
Balance at September 30	$32,467	$41,088	$2,605	$47,297	$7,145	$2,348	$15,742	$22,304	$2,824	$34,468	$208,288

	Three months ended September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at July 1	$33,559	$49,746	$3,612	$51,068	$6,404	$3,302	$15,843	$22,465	$1,503	$27,800	$215,302
Provision	(5,150)	(71)	891	5,621	884	58	531	842	92	4,785	8,483
Charge-offs	(9)	(39)	—	(1,275)	(687)	(666)	(604)	(218)	—	(4,996)	(8,494)
Recoveries	56	1,446	8	433	3	123	92	228	—	1,203	3,592
Balance at September 30	$28,456	$51,082	$4,511	$55,847	$6,604	$2,817	$15,862	$23,317	$1,595	$28,792	$218,883

	Nine months ended September 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Provision	7,788	(3,369)	(2,044)	(4,026)	3,119	(2,403)	1,176	1,220	(1,046)	15,468	15,883
Charge-offs	(43)	(1,111)	(69)	(4,725)	(2,149)	(98)	(1,455)	(2,778)	(219)	(16,092)	(28,739)
Recoveries	252	563	147	2,351	48	160	315	1,426	127	3,888	9,277
Balance at September 30	$32,467	$41,088	$2,605	$47,297	$7,145	$2,348	$15,742	$22,304	$2,824	$34,468	$208,288

	Nine months ended September 30, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Balance at January 1	$28,877	$48,278	$3,269	$50,225	$5,907	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026
Provision	(242)	574	1,228	10,181	1,645	299	2,037	2,446	(1)	11,144	29,311
Charge-offs	(499)	(311)	(5)	(7,649)	(957)	(853)	(1,076)	(1,323)	—	(14,015)	(26,688)
Recoveries	320	2,541	19	3,090	9	244	454	1,181	—	3,376	11,234
Balance at September 30	$28,456	$51,082	$4,511	$55,847	$6,604	$2,817	$15,862	$23,317	$1,595	$28,792	$218,883

The following tables present the allowance for non-PCI loan and lease losses and the recorded investment in loans, by loan class, based on impairment method as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$296	$2,983	$46	$1,133	$135	$18	$2,791	$2,759	$501	$763	$11,425
ALLL for loans and leases collectively evaluated for impairment	32,171	38,105	2,559	46,164	7,010	2,330	12,951	19,545	2,323	33,705	196,863
Total allowance for loan and lease losses	$32,467	$41,088	$2,605	$47,297	$7,145	$2,348	$15,742	$22,304	$2,824	$34,468	$208,288

Loans and leases:
Loans and leases individually evaluated for impairment	$2,175	$63,412	$929	$9,048	$1,042	$241	$42,617	$28,089	$4,236	$2,887	$154,676
Loans and leases collectively evaluated for impairment	677,028	10,422,960	470,603	3,180,289	615,909	296,747	4,030,618	2,542,007	237,200	1,620,292	24,093,653
Total loan and leases	$679,203	$10,486,372	$471,532	$3,189,337	$616,951	$296,988	$4,073,235	$2,570,096	$241,436	$1,623,179	$24,248,329

	December 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$185	$3,648	$209	$665	$397	$—	$2,733	$1,085	$68	$738	$9,728
ALLL for loans and leases collectively evaluated for impairment	24,285	41,357	4,362	53,032	5,730	4,689	12,973	21,351	3,894	30,466	202,139
Total allowance for loan and lease losses	$24,470	$45,005	$4,571	$53,697	$6,127	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867

Loans and leases:
Loans and leases individually evaluated for impairment	$788	$73,655	$1,857	$7,974	$1,914	$521	$37,842	$23,770	$4,551	$2,774	$155,646
Loans and leases collectively evaluated for impairment	668,427	9,655,367	471,576	2,722,433	892,887	301,655	3,485,944	2,677,755	243,738	1,558,399	22,678,181
Total loan and leases	$669,215	$9,729,022	$473,433	$2,730,407	$894,801	$302,176	$3,523,786	$2,701,525	$248,289	$1,561,173	$22,833,827

The following tables show the activity in the allowance for PCI loan losses for the three and nine months ended September 30, 2018 and September 30, 2017.

(Dollars in thousands)	Three months ended September 30, 2018	Three months ended September 30, 2017
PCI Loans
Allowance for loan and lease losses:
Balance at July 1	$12,423	$13,496
Provision	(1,514)	(537)
Charge-offs	—	—
Recoveries	—	—
Balance at September 30	$10,909	$12,959

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Balance at January 1	$10,026	$13,769
Provision	1,000	(810)
Charge-offs	(117)	—
Recoveries	—	—
Balance at September 30	$10,909	$12,959

The following table shows the ending balances of PCI loans and related allowance as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
ALLL for loans acquired with deteriorated credit quality	$10,909	$10,026
Loans acquired with deteriorated credit quality	638,018	762,998
As of September 30, 2018 and December 31, 2017, $190.8 million and $279.8 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on non-PCI impaired loans and leases individually evaluated as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,175	$—	$2,175	$2,600	$296
Commercial mortgage	34,860	28,552	63,412	70,501	2,983
Other commercial real estate	199	730	929	1,104	46
Commercial and industrial	6,573	2,475	9,048	14,050	1,133
Lease financing	755	287	1,042	1,894	135
Other	241	—	241	246	18
Residential mortgage	40,128	2,489	42,617	45,528	2,791
Revolving mortgage	24,953	3,136	28,089	30,463	2,759
Construction and land development - noncommercial	4,236	—	4,236	4,527	501
Consumer	2,799	88	2,887	3,198	763
Total non-PCI impaired loans and leases	$116,919	$37,757	$154,676	$174,111	$11,425

	December 31, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$788	$—	$788	$1,110	$185
Commercial mortgage	39,135	34,520	73,655	78,936	3,648
Other commercial real estate	1,351	506	1,857	2,267	209
Commercial and industrial	6,326	1,648	7,974	10,475	665
Lease financing	1,890	24	1,914	2,571	397
Other	—	521	521	521	—
Residential mortgage	19,135	18,707	37,842	39,946	2,733
Revolving mortgage	5,875	17,895	23,770	25,941	1,085
Construction and land development - noncommercial	592	3,959	4,551	5,224	68
Consumer	2,107	667	2,774	3,043	738
Total non-PCI impaired loans and leases	$77,199	$78,447	$155,646	$170,034	$9,728

Non-PCI impaired loans less than $500,000 that are collectively evaluated were $43.8 million and $49.1 million at September 30, 2018 and December 31, 2017, respectively.

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three months ended September 30, 2018		Three months ended September 30, 2017
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,101	$27	$754	$8
Commercial mortgage	63,752	583	73,099	653
Other commercial real estate	950	10	1,720	8
Commercial and industrial	8,278	83	9,501	96
Lease financing	1,032	9	1,752	12
Other	205	1	557	8
Residential mortgage	42,601	330	31,290	228
Revolving mortgage	27,503	234	18,066	150
Construction and land development - noncommercial	3,190	42	3,676	35
Consumer	2,769	31	2,233	27
Total non-PCI impaired loans and leases	$152,381	$1,350	$142,648	$1,225

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,580	$55	$926	$31
Commercial mortgage	68,043	1,953	74,177	1,946
Other commercial real estate	1,336	33	1,610	25
Commercial and industrial	7,796	235	10,396	298
Lease financing	1,704	34	1,744	40
Other	90	1	396	15
Residential mortgage	41,124	903	33,673	753
Revolving mortgage	26,228	657	11,506	269
Construction and land development - noncommercial	3,607	134	3,155	101
Consumer	2,644	87	2,062	74
Total non-PCI impaired loans and leases	$154,152	$4,092	$139,645	$3,552

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (TDRs). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. The majority of TDRs are included in the special mention, substandard or doubtful credit quality indicators, which results in more elevated loss expectations when projecting the expected cash flows that are used to determine the allowance for loan losses associated with these loans. The lower the credit quality indicator, the lower the estimated expected cash flows and the greater the allowance recorded. All TDRs are individually evaluated for impairment through review of collateral values or analysis of cash flows at least annually.

The following table provides a summary of total TDRs by accrual status. Total TDRs included $18.4 million of PCI TDRs at both September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$2,020	$330	$2,350	$4,089	$483	$4,572
Commercial mortgage	55,362	12,302	67,664	62,358	15,863	78,221
Other commercial real estate	899	30	929	1,012	788	1,800
Commercial and industrial	7,762	1,557	9,319	7,598	910	8,508
Lease financing	628	319	947	722	1,048	1,770
Other	119	123	242	521	—	521
Total commercial TDRs	66,790	14,661	81,451	76,300	19,092	95,392
Noncommercial
Residential mortgage	38,169	8,723	46,892	34,067	9,475	43,542
Revolving mortgage	20,577	7,340	27,917	17,673	5,180	22,853
Construction and land development - noncommercial	2,673	151	2,824	—	—	—
Consumer and other	2,402	485	2,887	2,351	423	2,774
Total noncommercial TDRs	63,821	16,699	80,520	54,091	15,078	69,169
Total TDRs	$130,611	$31,360	$161,971	$130,391	$34,170	$164,561

The following table provides the types of TDRs made during the three and nine months ended September 30, 2018 and September 30, 2017, as well as a summary of loans that were modified as a TDR during the twelve month periods ended September 30, 2018 and September 30, 2017 that subsequently defaulted during the three and nine months ended September 30, 2018 and September 30, 2017. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2018				Three months ended September 30, 2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	1	$300	—	$—	3	$696	—	$—
Loan term extension	9	2,565	2	327	6	156	—	—
Below market interest rate	56	7,109	32	2,832	63	6,859	27	1,956
Discharged from bankruptcy	38	1,833	16	607	43	5,469	40	2,315
Total restructurings	104	$11,807	50	$3,766	115	$13,180	67	$4,271

	Nine months ended September 30, 2018				Nine months ended September 30, 2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	3	$1,136	2	$836	6	$1,180	1	$328
Loan term extension	32	4,414	9	943	31	2,787	1	31
Below market interest rate	211	24,245	82	6,098	238	19,526	75	5,332
Discharged from bankruptcy	139	7,360	69	3,595	151	9,681	78	4,802
Total restructurings	385	$37,155	162	$11,472	426	$33,174	155	$10,493

For the three and nine months ended September 30, 2018 and September 30, 2017, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during the nine months ended September 30, 2018 and September 30, 2017.

(Dollars in thousands)	Total
Balance at December 31, 2016	$61,231
Additions	26,926
Additions acquired in the Guaranty Bank acquisition	55
Sales	(31,072)
Write-downs	(3,152)
Balance at September 30, 2017	$53,988

Balance at December 31, 2017	$51,097
Additions	17,013
Additions acquired in the HomeBanc acquisition	2,135
Sales	(23,488)
Write-downs	(3,156)
Balance at September 30, 2018	$43,601
At September 30, 2018 and December 31, 2017, BancShares had $14.3 million and $19.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $25.1 million and $26.9 million at September 30, 2018 and December 31, 2017, respectively.
NOTE G - FDIC SHARED-LOSS PAYABLE

As of September 30, 2018, shared-loss protection remains for single family residential loans acquired in the amount of $58.9 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. As of September 30, 2018 and December 31, 2017, the estimated clawback liability was $104.6 million and $101.3 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

The following table provides changes in the FDIC shared-loss payable for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$103,487	$99,126	$101,342	$97,008
Amortization	1,009	973	3,002	2,890
Adjustments related to changes in assumptions	80	104	232	305
Ending balance	$104,576	$100,203	$104,576	$100,203

NOTE H - MORTGAGE SERVICING RIGHTS

Our portfolio of residential mortgage loans serviced for third parties was $2.91 billion and $2.81 billion as of September 30, 2018 and December 31, 2017, respectively. These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.

The activity of the servicing asset for the three and nine months ended September 30, 2018 and 2017 is presented in the following table:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$21,657	$20,524	$21,945	$20,415
Servicing rights originated	1,396	2,896	4,026	5,721
Amortization	(1,420)	(1,417)	(4,338)	(4,137)
Valuation allowance reversal	—	—	—	4
Ending balance	$21,633	$22,003	$21,633	$22,003

The amortization expense related to mortgage servicing rights is included as a reduction of mortgage income in the Consolidated Statements of Income.
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended September 30, 2018 and 2017 were $1.9 million and $1.7 million, respectively, and reported in mortgage income in the Consolidated Statements of Income. For the nine months ended September 30, 2018 and 2017, contractually specified mortgage servicing fees, late fees and ancillary fees earned were $5.6 million and $5.2 million, respectively.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Discount rate - conventional fixed loans	10.06%	9.41%
Discount rate - all loans excluding conventional fixed loans	11.06%	10.41%
Weighted average constant prepayment rate	8.38%	10.93%
Weighted average cost to service a loan	$72.67	$64.03
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $597.4 million and $684.2 million at September 30, 2018 and December 31, 2017, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included overnight and continuous U.S. Treasury securities totaling $567.4 million at September 30, 2018 and $556.2 million at December 31, 2017. At December 31, 2017, there also were U.S. Treasury securities with a remaining contractual maturity of 30-90 days totaling $30.0 million for a gross amount of $586.2 million.

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

Loans held for sale. Certain residential real estate loans that are originated to be sold to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Portfolio loans that are subsequently transferred to held for sale to be sold in the secondary market are carried at the lower of amortized cost or fair value. The fair value of the transferred portfolio loans is based on the quoted prices and is considered a Level 1 input.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2018 and December 31, 2017. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2.

The table presents the carrying values and estimated fair values for financial instruments as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$262,525	$262,525	$336,150	$336,150
Overnight investments	943,025	943,025	1,387,927	1,387,927
Investment securities available for sale	4,677,351	4,677,351	7,180,180	7,180,180
Investment securities held to maturity	2,253,416	2,238,664	76	81
Marketable equity securities	109,907	109,907	—	—
Loans held for sale	46,082	46,082	51,179	51,179
Net loans and leases	24,667,150	23,955,732	23,374,932	22,257,803
Income earned not collected	105,616	105,616	95,249	95,249
Federal Home Loan Bank stock	28,438	28,438	52,685	52,685
Mortgage servicing rights	21,633	28,829	21,945	26,170
Deposits	30,163,537	30,115,380	29,266,275	29,230,768
Short-term borrowings	687,749	687,749	693,807	693,807
Long-term obligations	297,487	303,935	870,240	852,112
Payable to the FDIC for shared-loss agreements	104,576	104,615	101,342	102,684
Accrued interest payable	2,400	2,400	3,952	3,952

Among BancShares' assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2018 and December 31, 2017.

	September 30, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,505,434	$—	$1,505,434	$—
Government agency	127,545	—	127,545	—
Mortgage-backed securities	2,919,796	—	2,919,796	—
Corporate bonds	119,933	—	—	119,933
Other	4,643	—	—	4,643
Total investment securities available for sale	$4,677,351	$—	$4,552,775	$124,576
Marketable equity securities	$109,907	$20,242	$89,665	$—
Loans held for sale	$46,082	$—	$46,082	$—

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,657,864	$—	$1,657,864	$—
Government agency	8,670	—	8,670	—
Mortgage-backed securities	5,340,756	—	5,340,756	—
Equity securities	105,208	19,341	85,867	—
Corporate bonds	59,963	—	59,963	—
Other	7,719	—	7,719	—
Total investment securities available for sale	$7,180,180	$19,341	$7,160,839	$—
Loans held for sale	$51,179	$—	$51,179	$—

During the three months ended September 30, 2018, there were no transfers between levels. For the nine months ended September 30, 2018, there were transfers from Level 2 to Level 3 of $59.7 million and $5.6 million of corporate bonds and other investment securities available for sale, respectively. The transfers were due to a lack of observable inputs and trade activity for those securities. There were no transfers between levels for the three and nine months ended September 30, 2017.

The following tables summarize activity for Level 3 assets:

	Three months ended September 30, 2018
(Dollars in thousands)	Corporate bonds	Other
Balance at July 1, 2018	$108,790	$5,643
Amounts included in net income	69	7
Unrealized net gains (losses) included in other comprehensive income	74	(7)
Purchases	11,000	—
Sales / Calls	—	(1,000)
Balance at September 30, 2018	$119,933	$4,643

	Nine months ended September 30, 2018
(Dollars in thousands)	Corporate bonds	Other
Balance at January 1, 2018	$—	$—
Transfers in	59,653	5,618
Amounts included in net income	117	14
Unrealized net (losses) gains included in other comprehensive income	(23)	11
Purchases	62,591	—
Sales / Calls	(2,405)	(1,000)
Balance at September 30, 2018	$119,933	$4,643

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at September 30, 2018.

(Dollars in thousands)			September 30, 2018
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	$119,933
Other	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	4,643
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and included a loss of $773 thousand and a gain of $104 thousand for the three months ended September 30, 2018 and September 30, 2017, respectively. For the nine months ended September 30, 2018 and 2017, the changes in fair value were a loss of $528 thousand and a gain of $3.6 million, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$46,082	$45,221	$861

	December 31, 2017
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$51,179	$49,796	$1,383
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2018 or December 31, 2017.
Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO, and goodwill, which are periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.
Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6 and 11 percent applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate generally ranges between 2 and 18 percent.
OREO that has been acquired or written down in the current year is deemed to be at fair value, which uses asset valuations. Asset values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6 and 11 percent applied for estimated selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2018 and December 31, 2017.

	September 30, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$107,614	$—	$—	$107,614
Other real estate remeasured during current year	27,027	—	—	27,027

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$72,539	$—	$—	$72,539
Other real estate remeasured during current year	40,167	—	—	40,167
No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017.
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
BancShares Plan
For the three and nine months ended September 30, 2018 and 2017, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$3,396	$3,180	$10,187	$9,490
Interest cost	7,093	7,283	21,281	21,732
Expected return on assets	(11,966)	(10,589)	(35,899)	(31,594)
Amortization of prior service cost	19	53	59	158
Amortization of net actuarial loss	3,398	2,214	10,192	6,641
Net periodic benefit cost	$1,940	$2,141	$5,820	$6,427
Bancorporation Plan
For the three and nine months ended September 30, 2018 and 2017, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$643	$569	$1,929	$1,910
Interest cost	1,588	1,624	4,767	4,989
Expected return on assets	(3,106)	(2,783)	(9,322)	(8,375)
Amortization of net actuarial loss	78	63	235	491
Net periodic benefit cost	$(797)	$(527)	$(2,391)	$(985)
Discretionary contributions of $50.0 million were made to the BancShares pension plan on September 10, 2018 for the 2017 plan year. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of and returns on the BancShares pension plan, discount rates and the current economic environment. No contribution is expected to be made to either pension plan for the 2018 plan year.
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

The following table presents the commitments to extend credit and unfunded commitments as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Unused commitments to extend credit	$9,801,361	$9,629,365
Standby letters of credit	87,858	81,530
Unfunded commitments for investments in affordable housing projects	74,777	61,819

Affordable housing project investments were $151.5 million and $128.0 million as of September 30, 2018 and December 31, 2017, respectively, and are included in other assets on the Consolidated Balance Sheets.

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

NOTE M - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive loss included the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on securities available for sale	$(88,481)	$(20,350)	$(68,131)	$(48,834)	$(17,889)	$(30,945)
Unrealized losses on securities available for sale transferred to held to maturity	(98,532)	(22,663)	(75,869)	—	—	—
Funded status of defined benefit plans	(134,513)	(30,938)	(103,575)	(144,999)	(53,650)	(91,349)
Total	$(321,526)	$(73,951)	$(247,575)	$(193,833)	$(71,539)	$(122,294)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three months ended September 30, 2018
(Dollars in thousands)	Unrealized (losses) gains on securities available for sale[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(57,496)	$(80,876)	$(106,266)	$(244,638)
Other comprehensive loss before reclassifications	(10,635)	—	—	(10,635)
Amounts reclassified from accumulated other comprehensive income	—	5,007	2,691	7,698
Net current period other comprehensive (loss) income	(10,635)	5,007	2,691	(2,937)
Ending balance	$(68,131)	$(75,869)	$(103,575)	$(247,575)

	Three months ended September 30, 2017
	Unrealized (losses) gains on securities available for sale[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(16,648)	$—	$(86,195)	$(102,843)
Other comprehensive income before reclassifications	9,895	—	—	9,895
Amounts reclassified from accumulated other comprehensive (loss) income	(842)	—	1,466	624
Net current period other comprehensive income	9,053	—	1,466	10,519
Ending balance	$(7,595)	$—	$(84,729)	$(92,324)

	Nine months ended September 30, 2018
	Unrealized (losses) gains on securities[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(30,945)	$—	$(91,349)	$(122,294)
Cumulative effect adjustments	(29,752)	—	(20,300)	(50,052)
Other comprehensive loss before reclassifications	(7,434)	(84,321)	—	(91,755)
Amounts reclassified from accumulated other comprehensive income	—	8,452	8,074	16,526
Net current period other comprehensive (loss) income	(7,434)	(75,869)	8,074	(75,229)
Ending balance	$(68,131)	$(75,869)	$(103,575)	$(247,575)

	Nine months ended September 30, 2017
	Unrealized (losses) gains on securities[1]	Unrealized losses on securities available for sale transferred to held to maturity[1]	Defined benefit pension items[1]	Total
Beginning balance	$(45,875)	$—	$(89,317)	$(135,192)
Other comprehensive income before reclassifications	41,218	—	—	41,218
Amounts reclassified from accumulated other comprehensive (loss) income	(2,938)	—	4,588	1,650
Net current period other comprehensive income	38,280	—	4,588	42,868
Ending balance	$(7,595)	$—	$(84,729)	$(92,324)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and nine months ended September 30, 2018 and September 30, 2017.

(Dollars in thousands)	Three months ended September 30, 2018
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(6,502)	Other
	1,495	Income taxes
	$(5,007)	Net Income
Amortization of defined benefit pension items
Prior service costs	$(19)	Salaries and wages
Actuarial losses	(3,476)	Other
	(3,495)	Income before income taxes
	804	Income taxes
	$(2,691)	Net income
Total reclassifications for the period	$(7,698)

	Three months ended September 30, 2017
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on securities available for sale	$1,337	Securities gains, net
	(495)	Income taxes
	$842	Net income
Amortization of defined benefit pension items
Prior service costs	$(53)	Salaries and wages
Actuarial losses	(2,277)	Other
	(2,330)	Income before income taxes
	864	Income taxes
	$(1,466)	Net income
Total reclassifications for the period	$(624)

	Nine months ended September 30, 2018
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(10,975)	Other
	2,523	Income taxes
	$(8,452)	Net income
Amortization of defined benefit pension items
Prior service costs	$(59)	Salaries and wages
Actuarial losses	(10,427)	Other
	(10,486)	Employee benefits
	2,412	Income taxes
	$(8,074)	Net income
Total reclassifications for the period	$(16,526)

	Nine months ended September 30, 2017
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)[1]	Affected line item in the statement where net income is presented
Unrealized gains and losses on securities available for sale	$4,664	Securities gains, net
	(1,726)	Income taxes
	$2,938	Net income
Amortization of defined benefit pension items
Prior service costs	$(158)	Salaries and wages
Actuarial losses	(7,132)	Other
	(7,290)	Employee benefits
	2,702	Income taxes
	$(4,588)	Net income
Total reclassifications for the period	$(1,650)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Significant Events in 2018
On November 1, 2018, FCB completed the merger of Pawley's Island, South Carolina-based Palmetto Heritage Bancshares, Inc. (Palmetto Heritage) and its subsidiary, Palmetto Heritage Bank and Trust, into FCB.
On October 2, 2018, FCB completed the merger of Milwaukee, Wisconsin-based Capital Commerce Bancorp, Inc. (Capital Commerce) and its subsidiary, Securant Bank and Trust, into FCB.
On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Third quarter 2018 national economic results indicate solid labor market conditions, strong gains in employment as well as strong growth rates in household spending and business capital spending. The national unemployment rate declined from 4.0 percent in June 2018 to 3.7 percent in September 2018. According to the U.S. Department of Labor, the U.S. economy added approximately 569,000 new nonfarm payroll jobs during the third quarter of 2018. The U.S. housing market remains stable as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the third quarter that the U.S. labor market continued to strengthen and economic activity has been rising at a solid rate. In view of realized and expected labor market conditions and inflation, the FOMC decided to raise the target range for the federal funds rate by 25 basis points to 2.0 to 2.25 percent. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation.

The trends in the banking industry are similar to those of the broader economy as shown in the latest national banking results from the second quarter of 2018. FDIC-insured institutions reported a 25.1 percent increase in net income compared to the second quarter of 2017 as a result of growth in net interest income, higher noninterest income and a lower effective tax rate due to the Tax Cuts and Jobs Act of 2017 (Tax Act). Using the higher effective tax rate before the enactment of the Tax Act, estimated net income for the second quarter of 2018 would have increased 11.7 percent compared to the same period in 2017. Loan-loss provisions declined modestly by 2.0 percent while noninterest expense rose by 4.6 percent from a year earlier. Banking industry average net interest margin was 3.38 percent in the second quarter of 2018, up from 3.22 percent in the second quarter of 2017 as growth in average asset yields outpaced average funding costs. Total loans and leases increased by 4.2 percent over the past twelve months due to growth in commercial and industrial loans, residential mortgage loans, credit cards and nonfarm nonresidential loans.
EARNINGS PERFORMANCE SUMMARY
BancShares' consolidated net income for the third quarter of 2018 was $117.3 million, or $9.80 per share, compared to $93.3 million, or $7.77 per share, for the second quarter of 2018, and $67.1 million, or $5.58 per share, for the corresponding period of 2017. BancShares’ current quarter results generated an annualized return on average assets of 1.33 percent and an annualized return on average equity of 13.41 percent, compared to respective returns of 1.08 percent and 11.00 percent for the second quarter of 2018, and 0.77 percent and 8.10 percent for the third quarter of 2017. Net interest margin for the third quarter of 2018 was 3.73 percent, compared to 3.64 percent for the second quarter of 2018 and 3.35 percent for the third quarter of the prior year.

For the nine months ended September 30, 2018, net income was $310.8 million, or $25.91 per share, compared to $269.3 million, or $22.43 per share, reported for the same period of 2017. Annualized returns on average assets and average equity were 1.20 percent and 12.22 percent, respectively, through September 30, 2018, compared to 1.06 percent and 11.37 percent, respectively, for the same period a year earlier. Year-to-date 2018 earnings included a pre-tax gain of $26.5 million resulting from the extinguishment of Federal Home Loan Bank (FHLB) debt obligations as well as favorable impacts from the Tax Cuts and Jobs Act of 2017 (Tax Act). Year-to-date 2017 earnings included pre-tax acquisition gains of $134.7 million recognized in connection with the FDIC-assisted transactions of Guaranty Bank (Guaranty) and Harvest Community Bank (HCB).

Key highlights in the third quarter of 2018 include:

•	Loans grew by $347.9 million to $24.89 billion, or by 5.6 percent on an annualized basis, from June 30, 2018, primarily due to originated portfolio growth.

•	A tax benefit of $15.7 million was recorded during the third quarter of 2018, as a result of updating the original provisional amount recorded for the effects of the Tax Act.

•
Net interest income increased $11.1 million, or by 3.8 percent, compared to the second quarter of 2018. The increase was primarily due to higher loan balances and yields, as well as improved investment yields.

•
The taxable-equivalent net interest margin increased 9 basis points to 3.73 percent, compared to the second quarter of 2018, primarily due to higher loan yields and balances, as well as improved investment yields.

•
BancShares remained well capitalized with a Tier 1 risk-based capital ratio and common equity Tier 1 ratio of 13.23 percent, total risk-based capital ratio of 14.57 percent and leverage capital ratio of 10.11 percent at September 30, 2018.

Table 1
Selected Quarterly Data

	2018			2017		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2018	2017
SUMMARY OF OPERATIONS
Interest income	$315,706	$303,877	$292,601	$285,958	$284,333	$912,184	$817,732
Interest expense	8,344	7,658	8,164	11,189	11,158	24,166	32,605
Net interest income	307,362	296,219	284,437	274,769	273,175	888,018	785,127
Provision (credit) for loan and lease losses	840	8,438	7,605	(2,809)	7,946	16,883	28,501
Net interest income after provision for loan and lease losses	306,522	287,781	276,832	277,578	265,229	871,135	756,626
Gain on acquisitions	—	—	—	—	—	—	134,745
Noninterest income excluding gain on acquisitions	94,531	100,927	122,684	108,606	96,062	318,142	278,605
Noninterest expense	267,537	265,993	268,063	263,073	257,642	801,593	749,389
Income before income taxes	133,516	122,715	131,453	123,111	103,649	387,684	420,587
Income taxes	16,198	29,424	31,222	68,704	36,585	76,844	151,242
Net income	$117,318	$93,291	$100,231	$54,407	$67,064	$310,840	$269,345
Net interest income, taxable equivalent	$308,207	$297,021	$285,248	$276,002	$274,272	$890,476	$788,414
PER SHARE DATA
Net income	$9.80	$7.77	$8.35	$4.53	$5.58	$25.91	$22.43
Cash dividends	0.35	0.35	0.35	0.35	0.30	1.05	0.90
Market price at period end (Class A)	452.28	403.30	413.24	403.00	373.89	452.28	373.89
Book value at period end	294.40	286.99	280.77	277.60	275.91	294.40	275.91
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$34,937,175	$34,673,927	$34,267,945	$34,864,720	$34,590,503	$34,628,652	$34,113,525
Investment securities	7,129,089	7,091,442	7,053,001	7,044,534	6,906,345	7,091,456	7,033,878
Loans and leases (1)	24,698,799	24,205,363	23,666,098	23,360,235	22,997,195	24,193,870	22,511,818
Interest-earning assets	32,886,276	32,669,810	32,320,431	32,874,233	32,555,597	32,627,578	31,991,031
Deposits	30,237,329	30,100,615	29,472,125	29,525,843	29,319,384	29,939,492	28,982,354
Long-term obligations	261,821	233,373	404,065	866,198	887,948	299,232	835,000
Interest-bearing liabilities	18,783,160	18,885,168	19,031,404	19,425,404	19,484,663	18,899,001	19,627,222
Shareholders' equity	$3,470,368	$3,400,867	$3,333,114	$3,329,562	$3,284,044	$3,401,450	$3,167,684
Shares outstanding	11,971,460	12,010,405	12,010,405	12,010,405	12,010,405	11,997,281	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$34,954,659	$35,088,566	$34,436,437	$34,527,512	$34,584,154	$34,954,659	$34,584,154
Investment securities	7,040,674	7,190,545	6,967,921	7,180,256	6,992,955	7,040,674	6,992,955
Loans and leases:
PCI	638,018	674,269	703,837	762,998	834,167	638,018	834,167
Non-PCI	24,248,329	23,864,168	22,908,140	22,833,827	22,314,906	24,248,329	22,314,906
Deposits	30,163,537	30,408,884	29,969,245	29,266,275	29,333,949	30,163,537	29,333,949
Long-term obligations	297,487	241,360	194,413	870,240	866,123	297,487	866,123
Shareholders' equity	$3,499,013	$3,446,886	$3,372,114	$3,334,064	$3,313,831	$3,499,013	$3,313,831
Shares outstanding	11,885,405	12,010,405	12,010,405	12,010,405	12,010,405	11,885,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.33%	1.08%	1.19%	0.62%	0.77%	1.20%	1.06%
Rate of return on average shareholders' equity (annualized)	13.41	11.00	12.20	6.48	8.10	12.22	11.37
Net yield on interest-earning assets (taxable equivalent)	3.73	3.64	3.57	3.34	3.35	3.65	3.29
Allowance for loan and lease losses to total loans and leases:
PCI	1.71	1.84	1.75	1.31	1.55	1.71	1.55
Non-PCI	0.86	0.89	0.92	0.93	0.98	0.86	0.98
Total	0.88	0.92	0.94	0.94	1.00	0.88	1.00
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.52	0.54	0.59	0.61	0.63	0.52	0.63
Tier 1 risk-based capital ratio	13.23	13.06	13.38	12.88	12.95	13.23	12.95
Common equity Tier 1 ratio	13.23	13.06	13.38	12.88	12.95	13.23	12.95
Total risk-based capital ratio	14.57	14.43	14.70	14.21	14.34	14.57	14.34
Leverage capital ratio	10.11	9.99	10.02	9.47	9.43	10.11	9.43
Dividend payout ratio	3.57	4.50	4.19	7.73	5.38	4.05	4.01
Average loans and leases to average deposits	81.68	80.41	80.30	79.12	78.44	80.81	77.67
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

BUSINESS COMBINATIONS
Palmetto Heritage Bancshares, Inc.
On November 1, 2018, FCB completed the merger of Pawley's Island, South Carolina-based Palmetto Heritage Bancshares, Inc. (Palmetto Heritage) and its subsidiary, Palmetto Heritage Bank & Trust, into FCB. Under the terms of the agreement, cash consideration of $135.00 per share was paid to the shareholders of Palmetto Heritage for each share of Palmetto Heritage's common stock with total consideration paid of $30.4 million. The transaction was accounted for under the acquisition method of accounting. The merger allowed FCB to expand its presence and enhance banking efforts in the South Carolina coastal markets. As of September 30, 2018, Palmetto Heritage reported $164.9 million in consolidated assets, $136.4 million in loans and $123.1 million in deposits.

Capital Commerce Bancorp, Inc.
On October 2, 2018, FCB completed the merger of Milwaukee, Wisconsin-based Capital Commerce Bancorp, Inc. (Capital Commerce) and its subsidiary, Securant Bank & Trust, into FCB. Under the terms of the agreement, cash consideration of $4.75 per share was paid to the shareholders of Capital Commerce for each share of Capital Commerce's common stock totaling approximately $28.1 million. The Capital Commerce transaction was accounted for under the acquisition method of accounting. The merger allowed FCB to expand its presence and enhance banking efforts in the Milwaukee market. As of September 30, 2018, Capital Commerce reported $222.3 million in consolidated assets, $189.6 million in loans and $171.9 million in deposits.

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

Merger-related expenses of $210 thousand and $1.9 million were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2018. Loan-related interest income generated from HomeBancorp was approximately $6.8 million for the three months ended September 30, 2018 and $11.8 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.

FDIC-Assisted Transactions
BancShares completed eleven FDIC-assisted transactions during the period beginning in 2009 through 2017. Prior to its merger into BancShares in 2014, First Citizens Bancorporation, Inc. (Bancorporation) completed three FDIC-assisted transactions. These transactions provided us significant contributions to capital and earnings. Nine of the fourteen FDIC-assisted transactions (including the three completed by Bancorporation) included shared-loss agreements that, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of September 30, 2018, shared-loss protection remains for single family residential loans acquired in the amount of $58.9 million.
The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). As of September 30, 2018 and December 31, 2017, the estimated clawback liability was $104.6 million and $101.3 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

Table 3
Consolidated Quarter-to-Date Average Taxable-Equivalent Balance Sheets

	Three months ended
	September 30, 2018			September 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$24,698,799	$272,868	4.39%	$22,997,195	$247,262	4.27%
Investment securities:
U. S. Treasury	1,504,594	7,104	1.87	1,617,153	4,580	1.12
Government agency	129,634	840	2.59	41,001	171	1.66
Mortgage-backed securities	5,266,282	29,160	2.21	5,075,795	23,912	1.88
Corporate bonds and other	121,855	1,609	5.28	62,338	974	6.25
State, county and municipal	—	—	—	—	—	—
Marketable equity securities	106,724	249	0.93	110,058	164	0.59
Total investment securities	7,129,089	38,962	2.18	6,906,345	29,801	1.72
Overnight investments	1,058,388	4,721	1.77	2,652,057	8,367	1.25
Total interest-earning assets	32,886,276	$316,551	3.83%	32,555,597	$285,430	3.48%
Cash and due from banks	268,307			354,598
Premises and equipment	1,169,440			1,135,003
Allowance for loan and lease losses	(225,627)			(229,354)
Other real estate owned	45,037			56,815
Other assets	793,742			717,844
Total assets	$34,937,175			$34,590,503

Liabilities
Interest-bearing deposits:
Checking with interest	$5,177,349	$319	0.02%	$4,981,667	$255	0.02%
Savings	2,506,421	210	0.03	2,320,899	173	0.03
Money market accounts	7,878,484	2,455	0.12	8,053,197	1,690	0.08
Time deposits	2,367,980	2,163	0.36	2,559,977	1,721	0.27
Total interest-bearing deposits	17,930,234	5,147	0.11	17,915,740	3,839	0.09
Repurchase agreements	547,385	398	0.29	594,344	613	0.41
Other short-term borrowings	43,720	287	2.57	86,631	816	3.71
Long-term obligations	261,821	2,512	3.77	887,948	5,890	2.61
Total interest-bearing liabilities	18,783,160	8,344	0.18	19,484,663	11,158	0.22
Noninterest-bearing deposits	12,307,095			11,403,644
Other liabilities	376,552			418,152
Shareholders' equity	3,470,368			3,284,044
Total liabilities and shareholders' equity	$34,937,175			$34,590,503
Interest rate spread			3.65%			3.26%

Net interest income and net yield on interest-earning assets		$308,207	3.73%		$274,272	3.35%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0 percent, 21.0 percent and 35.0 percent as well as state income tax rates of 3.4 percent, 3.4 percent and 3.1 percent for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively. The taxable-equivalent adjustment was $845, $802 and $1,097 for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

Table 4
Consolidated Year-to-Date Average Taxable-Equivalent Balance Sheets

	Nine months ended
	September 30, 2018			September 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$24,193,870	$787,198	4.35%	$22,511,818	$711,634	4.23%
Investment securities:
U.S. Treasury	1,534,720	21,016	1.83	1,628,129	13,232	1.09
Government agency	76,829	1,408	2.44	48,819	578	1.58
Mortgage-backed securities	5,277,376	84,438	2.13	5,198,001	72,990	1.87
Corporate bonds and other	94,293	3,917	5.54	59,952	2,886	6.42
State, county and municipal	254	8	4.07	—	—	—
Marketable equity securities	107,984	725	0.90	98,977	452	0.61
Total investment securities	7,091,456	111,512	2.10	7,033,878	90,138	1.71
Overnight investments	1,342,252	15,932	1.59	2,445,335	19,247	1.05
Total interest-earning assets	32,627,578	$914,642	3.75%	31,991,031	$821,019	3.43%
Cash and due from banks	281,146			451,056
Premises and equipment	1,158,443			1,131,967
Allowance for loan and lease losses	(223,835)			(224,380)
Other real estate owned	47,408			57,953
Other assets	737,912			705,898
Total assets	$34,628,652			$34,113,525

Liabilities
Interest-bearing deposits:
Checking with interest	$5,166,255	$926	0.02%	$4,932,073	$760	0.02%
Savings	2,451,667	575	0.03	2,258,979	545	0.03
Money market accounts	8,001,430	6,329	0.11	8,166,737	5,237	0.09
Time deposits	2,370,137	5,594	0.32	2,706,107	5,865	0.29
Total interest-bearing deposits	17,989,489	13,424	0.10	18,063,896	12,407	0.09
Repurchase agreements	549,863	1,319	0.32	660,712	1,556	0.31
Other short-term borrowings	60,417	1,621	3.55	67,614	1,629	3.18
Long-term obligations	299,232	7,802	3.44	835,000	17,013	2.69
Total interest-bearing liabilities	18,899,001	24,166	0.17	19,627,222	32,605	0.22
Noninterest-bearing deposits	11,950,003			10,918,458
Other liabilities	378,198			400,161
Shareholders' equity	3,401,450			3,167,684
Total liabilities and shareholders' equity	$34,628,652			$34,113,525
Interest rate spread			3.58%			3.21%

Net interest income and net yield on interest-earning assets		$890,476	3.65%		$788,414	3.29%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0 percent and 35.0 percent as well as state income tax rates of 3.4 percent and 3.1 percent for the nine months ended September 30, 2018 and 2017, respectively. The taxable-equivalent adjustment was $2,458 and $3,287 for the nine months ended September 30, 2018 and 2017, respectively.

Table 5
Changes in Consolidated Taxable Equivalent Net Interest Income

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Assets
Loans and leases	$18,482	$7,124	$25,606	$54,288	$21,276	$75,564
Investment securities:
U. S. Treasury	(425)	2,949	2,524	(994)	8,778	7,784
Government agency	471	198	669	424	406	830
Mortgage-backed securities	978	4,270	5,248	1,213	10,235	11,448
Corporate bonds and other	858	(223)	635	1,540	(509)	1,031
State, county and municipal	—	—	—	8	—	8
Marketable equity securities	(7)	92	85	49	224	273
Total investment securities	1,875	7,286	9,161	2,240	19,134	21,374
Overnight investments	(6,072)	2,426	(3,646)	(10,927)	7,612	(3,315)
Total interest-earning assets	$14,285	$16,836	$31,121	$45,601	$48,022	$93,623
Liabilities
Interest-bearing deposits:
Checking with interest	$37	$27	$64	$101	$65	$166
Savings	26	11	37	37	(7)	30
Money market accounts	(41)	806	765	(120)	1,212	1,092
Time deposits	(135)	577	442	(803)	532	(271)
Total interest-bearing deposits	(113)	1,421	1,308	(785)	1,802	1,017
Repurchase agreements	(42)	(173)	(215)	(272)	35	(237)
Other short-term borrowings	(341)	(188)	(529)	(183)	175	(8)
Long-term obligations	(5,019)	1,641	(3,378)	(12,358)	3,147	(9,211)
Total interest-bearing liabilities	(5,515)	2,701	(2,814)	(13,598)	5,159	(8,439)
Change in net interest income	$19,800	$14,135	$33,935	$59,199	$42,863	$102,062
The rate/volume variance is allocated equally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin
Third Quarter 2018 compared to Third Quarter 2017
Net interest income was $307.4 million for the third quarter of 2018, an increase of $34.2 million or 12.5 percent, compared to the third quarter of 2017. This increase was primarily driven by a $25.9 million increase in net loan interest income as a result of loan growth and improved yields. Net interest income also benefited from improved yields on investment securities and a decline in interest expense largely related to lower borrowing costs as a result of debt extinguishments during 2018. These positive drivers were partially offset by a $3.6 million decrease in interest income earned on lower overnight investment balances.
The taxable equivalent net interest margin was 3.73 percent, an increase of 38 basis points compared to the third quarter of 2017. The margin improvement was primarily due to improved loan and investment yields, higher loan balances and lower borrowing costs. Yields were positively impacted by the federal funds rate increases in December of 2017, and in each of March, June, and September of 2018 to end the period at 2.25 percent, as well as stabilized deposit and liability costs.
Average interest earning assets increased by $330.7 million, compared to the third quarter in 2017. Average loans increased $1.70 billion primarily due to originated loan growth, particularly within the commercial loan segment, and contributions from the HomeBancorp acquisition. There was also an increase in average investment securities of $222.7 million. Offsetting these increases was a decrease in average overnight investments of $1.59 billion primarily related to the use of funds for the extinguishment of debt obligations in the first quarter of 2018 coupled with loan growth. The yield on interest-earning assets increased by 35 basis points from 3.48 percent since the third quarter of 2017. Yields on our loans and leases increased by 12 basis points primarily due to higher yielding commercial loans and equity lines. Yields on our investment securities portfolio and overnight investments increased by 46 basis points and 52 basis points, respectively. Higher yielding mortgage-backed securities was the primary driver to the yield increase in investment securities while the increase in the federal funds rate contributed to the yield increase in overnight investments.

Average interest-bearing liabilities decreased $701.5 million compared to the third quarter of 2017. This decrease is primarily due to a decrease in average long-term obligations of $626.1 million largely related to the extinguishment of $745.0 million of FHLB debt during 2018, partially offset by $125.0 million in additional FHLB borrowings during 2018. Also contributing to the decrease were declines in average short-term borrowings of $89.9 million. Rates on our interest bearing deposits and long-term borrowings increased by 2 basis points and 116 basis points, respectively, driven by the addition of acquired HomeBanc accounts. Rates on short-term borrowings decreased by 37 basis points.
Nine Months of 2018 compared to Nine Months of 2017
Net interest income for the nine months ended September 30, 2018, was $888.0 million, an increase of $102.9 million, or 13.1 percent, compared to the same period of 2017. Loan interest income increased $76.7 million as a result of a $90.1 million increase in non-PCI loan interest income primarily due to originated loan growth, particularly in the commercial mortgage as well as commercial and industrial loan portfolios, and loans acquired in the HomeBancorp acquisition coupled with improved loan yields, offset by a $13.4 million decline in PCI loan interest income due to PCI loan portfolio run-off. Additionally, net interest income benefited from a $21.1 million improvement in investment securities interest income and reduced borrowing costs of $8.4 million.
The taxable-equivalent net interest margin for the nine months ended September 30, 2018, increased 36 basis points to 3.65 percent, compared to the same period in 2017. The margin improvement was primarily due to higher loan yields and improved investment yields. Yields for the first nine months of 2018 were also favorably impacted by incremental increases in the federal funds rate and Tax Act.
Average interest earning assets for the nine months ended September 30, 2018, increased by $636.5 million compared to the same period in 2017. This increase was primarily due to a $1.68 billion increase in average outstanding loans due to originated loan growth, particularly within the commercial loan portfolio, the impact of the HomeBancorp acquisition, and a $57.6 million increase in average investment securities. These increases were offset by a decline in average overnight investments of $1.10 billion primarily related to the use of funds for the extinguishment of FHLB debt obligations. The yield on interest-earning assets was 3.75 percent for the nine months ended September 30, 2018, an increase from 3.43 percent compared to the same period in 2017. Yields on our loans and leases increased by 12 basis points, primarily due to higher yielding commercial loans and equity lines. Yields on our investment securities portfolio and overnight investments increased by 39 basis points and 54 basis points, respectively. Higher yielding mortgage-backed securities was the primary driver to the yield increase in investment securities while the increase in the federal funds rate contributed to the yield increase in overnight investments.
Average year-to-date interest-bearing liabilities for the nine months ended September 30, 2018, decreased by $728.2 million compared to the same period in 2017. This decrease was primarily due to a decline of $535.8 million in average long-term obligations primarily related to the extinguishment of FHLB debt obligations, partially offset by additional FHLB borrowings and $21.5 million in senior subordinated debt acquired from HomeBancorp. The rate on interest-bearing liabilities for the nine months ended September 30, 2018 was 0.17 percent, a decrease from 0.22 percent during the nine months ended September 30, 2017. Rates on our interest bearing deposits increased by 1 basis point while repurchase agreements, other short-term borrowings and long-term borrowings increased by 1 basis point, 37 basis points and 75 basis points, respectively. The increase in borrowings for the nine months ended September 30, 2018, compared to the corresponding period in 2017, was due to higher rates on remaining borrowings after the extinguishment of debt in the first quarter of 2018.

Noninterest Income

Table 6
Noninterest Income

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gain on acquisitions	$—	$—	$—	$134,745
Cardholder services, net	14,678	15,487	44,385	42,848
Merchant services, net	5,857	5,528	18,512	17,085
Service charges on deposit accounts	25,994	25,951	78,489	73,955
Wealth management services	24,459	21,234	73,543	64,116
Securities gains, net	—	1,337	—	4,664
Marketable equity securities gains, net	3,854	—	9,265	—
Other service charges and fees	7,651	7,073	22,887	21,302
Mortgage income	4,123	6,775	13,063	19,317
Insurance commissions	2,755	2,894	9,471	9,015
ATM income	1,919	2,596	6,307	6,882
Recoveries of PCI loans previously charged off	2,751	5,235	13,582	14,769
Gain on extinguishment of debt	703	—	26,517	—
Other	(213)	1,952	2,121	4,652
Total noninterest income	$94,531	$96,062	$318,142	$413,350

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income traditionally consist of fees and service charges generated from cardholder services, merchant services, deposit accounts, wealth management services and mortgage lending and servicing. Other sources include gains on acquisitions, gains on the sale of investment securities and recoveries on PCI loans that have been previously charged-off. Noninterest income for the period ended September 30, 2018, includes a full nine months impact from the Guaranty Bank acquisition compared to five months of activity for the period ending September 30, 2017.
Noninterest income for the third quarter of 2018 was $94.5 million, compared to $96.1 million for the same period of 2017, a decrease of $1.6 million, or by 1.59 percent. The most significant components of the change were as follows:

•	Mortgage income decreased $2.7 million primarily due to a decrease in gains on sales and lower hedge income driven by higher interest rates.

•	Other income decreased $2.2 million primarily due to gains on loans sold in 2017 and a decrease in FHLB Stock dividends driven by a reduction in outstanding FHLB advances.

•	Wealth management fees increased by $3.2 million primarily due to higher product sales volume and higher trust income driven by growth in assets under management.
Noninterest income was $318.1 million for the first nine months of 2018, compared to $413.4 million for the same period of 2017, a decrease of $95.3 million, or by 23.03 percent. Excluding acquisition gains of $134.7 million and gains on the extinguishment of FHLB obligations, total noninterest income increased $13.0 million, or by 4.67 percent. The increase was primarily attributable to the following drivers:

•	Wealth management fees increased by $9.4 million primarily due to higher product sales volume and growth in assets under management.

•	Marketable equity securities gains, net was $9.3 million in 2018 due to the implementation of ASU 2016-01.

•	Service charges on deposit accounts increased by $4.5 million primarily due to the Guaranty Bank acquisition and an increase in the volume of overdraft transactions.

•	Mortgage income decreased by $6.3 million resulting from lower hedge income primarily due to higher interest rates as well as a reduction in gains on sales.

Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, facilities and equipment expense.
Table 7
Noninterest Expense

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Salaries and wages	$133,867	$124,888	$392,911	$363,076
Employee benefits	28,850	25,416	90,656	77,976
Occupancy expense	26,632	26,594	80,686	77,415
Equipment expense	25,880	23,887	76,021	73,129
FDIC insurance expense	5,186	5,449	16,411	16,747
Collection and foreclosure-related expenses	4,269	3,443	12,389	9,582
Merger-related expenses	1,126	562	4,136	8,248
Processing fees paid to third parties	7,297	9,182	23,383	18,924
Telecommunications	2,832	3,227	8,176	10,063
Consultant expense	3,101	3,911	9,107	9,213
Advertising expense	2,713	2,789	7,806	8,236
Core deposit intangible amortization	4,366	4,532	12,876	12,857
Other	21,418	23,762	67,035	63,923
Total noninterest expense	$267,537	$257,642	$801,593	$749,389

Noninterest expense for the period ended September 30, 2018, includes a full nine months impact from the Guaranty Bank acquisition compared to five months of activity for the period ending September 30, 2017.
Noninterest expense was $267.5 million in the third quarter of 2018, compared to $257.6 million for the same period in 2017, an increase of $9.9 million, or by 3.84 percent. The change was primarily attributable to personnel expenses that increased by $12.4 million largely due to higher headcount, which includes the effects of the Guaranty Bank and HomeBancorp acquisitions, merit and incentive increases and higher benefit costs.
Noninterest expense was $801.6 million for the first nine months of 2018, compared to $749.4 million for the same period in 2017, an increase of $52.2 million, or by 6.97 percent. The increase was primarily attributable to the following drivers:

•
Personnel expense increased $42.5 million primarily due to higher wages and benefits from the Guaranty Bank acquisition, increased headcount, which includes the effect of the HomeBancorp acquisition, merit and incentive increases and higher benefit costs.

•	Processing fees paid to third parties increased by $4.5 million primarily due to core bank processing fees related to Guaranty Bank and an increase in bill pay services used by bank customers.

•	Occupancy expense increased by $3.3 million primarily due to higher building maintenance and landscaping costs as well as new expenses related to the HomeBancorp and Guaranty Bank acquisitions.

Income Taxes
Income tax expense was $16.2 million and $36.6 million for the third quarter of 2018 and third quarter of 2017, representing effective tax rates of 12.1 percent and 35.3 percent during the respective periods. Income tax expense was $76.8 million and $151.2 million for the nine months ended September 30, 2018 and 2017, respectively, representing effective tax rates of 19.8 percent and 36.0 percent for the respective nine month periods. The income tax expense and effective tax rate decreases during the reported periods in 2018 compared to those in 2017 were primarily due to the impact of the Tax Act, which reduced the federal tax rate from 35.0 percent to 21.0 percent. Additional information was obtained in the third quarter of 2018 affecting the provisional amount initially recorded for the quarter ended December 31, 2017 to account for the effects of the Tax Act. The nature of the additional information primarily relates to a decision made by BancShares to accelerate deductions in its 2017 tax return which were effectuated by making an additional contribution to its pension plan and requesting an automatic change in its tax accounting method related to depreciation. As a result, a tax benefit of $15.7 million was recorded in the third quarter of 2018. The ultimate impact will be finalized in the fourth quarter and may differ due to additional analysis, changes in interpretations and assumptions as well as additional regulatory guidance that may be issued.
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
INTEREST-EARNING ASSETS
Interest-earning assets include investment securities, loans and leases, and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate but expose us to higher levels of market risk.

Interest-earning assets averaged $32.89 billion and $32.87 billion for the quarters ended September 30, 2018 and December 31, 2017, respectively. The $12.0 million increase from December 31, 2017 was composed of a $1.3 billion increase in loans and leases coupled with an $84.6 million increase in investment securities, offset by a $1.41 billion decline in overnight investments primarily related to the use of funds for the extinguishment of FHLB debt obligations during the first quarter of 2018.
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

With the adoption of Accounting Standard Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018, marketable equity investments are no longer classified as investments available for sale and the fair value changes in those investments is reflected in the Consolidated Statements of Income. At adoption, we recorded a cumulative-effect adjustment to the balance sheet resulting in an $18.7 million increase to retained earnings and a decrease to accumulated other comprehensive income (AOCI) on January 1, 2018.

The fair value of total investment securities was $7.03 billion at September 30, 2018, a decrease of $154.3 million, when compared to $7.18 billion at December 31, 2017. The decrease in the portfolio from December 31, 2017 was primarily attributable to not reinvesting a portion of U.S. Treasury maturities and mortgage-backed securities principal paydowns over the period coupled with declines in mortgage-backed securities valuations due to higher interest rates. Investment securities increased $33.0 million from September 30, 2017 to September 30, 2018 primarily due to the retention of a portion of HomeBancorp's investment portfolio.

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

As of September 30, 2018, investment securities available for sale had a net pre-tax unrealized loss of $88.5 million, compared to a net pre-tax unrealized loss of $48.8 million as of December 31, 2017 and a net pre-tax unrealized loss of $11.8 million as of September 30, 2017. After evaluating the AFS securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2018. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. The fair value of equity securities was $109.9 million at September 30, 2018.

At September 30, 2018, mortgage-backed securities represented 73.4 percent of total investment securities, compared to U.S. Treasury, government agency securities, corporate bonds, other investments and marketable equity securities, which represented 21.4 percent, 1.8 percent, 1.7 percent, 0.1 percent and 1.6 percent of the total investment securities, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Table 8
Investment Securities

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	$1,509,432	$1,505,434	$1,658,410	$1,657,864	$1,619,343	$1,616,324
Government agency	127,911	127,545	8,695	8,670	10,284	10,331
Mortgage-backed securities	3,004,219	2,919,796	5,419,379	5,340,756	5,230,638	5,190,010
Equity securities	—	—	75,471	105,208	82,314	113,650
Corporate bonds	119,717	119,933	59,414	59,963	54,412	54,873
Other	4,553	4,643	7,645	7,719	7,638	7,689
Total investment securities available for sale	4,765,832	4,677,351	7,229,014	7,180,180	7,004,629	6,992,877
Investment in marketable equity securities	74,008	109,907	—	—	—	—
Investment securities held to maturity:
Mortgage-backed securities	2,253,416	2,238,664	76	81	78	84
Total investment securities	$7,093,256	$7,025,922	$7,229,090	$7,180,261	$7,004,707	$6,992,961

Loans and Leases
Loans and leases were $24.89 billion at September 30, 2018, a net increase of $1.29 billion compared to December 31, 2017, representing growth of 7.3 percent on an annualized basis. This increase was primarily driven by $902.9 million of organic growth in the non-PCI portfolio and $511.6 million in non-PCI loans acquired in the HomeBancorp acquisition, partially offset by run-off in equity lines of credit. The PCI portfolio decreased over this period by $125.0 million due to PCI loan portfolio run-off, offset by net PCI loans acquired from HomeBancorp.
Non-PCI loans increased by $1.93 billion, compared to September 30, 2017, due to originated loan growth and loans acquired in the HomeBancorp transaction. PCI loans decreased $196.1 million from September 30, 2017 due to continued pay downs, offset by the contributions from the HomeBancorp acquisition.
BancShares reports non-PCI and PCI loan portfolios separately and each portfolio is further divided into commercial and non-commercial. Non-PCI loans and leases at September 30, 2018 were $24.25 billion, representing 97.4 percent of total loans and leases, compared to $22.83 billion and $22.31 billion at December 31, 2017 and September 30, 2017, respectively. PCI loans at September 30, 2018 were $638.0 million, representing 2.6 percent of total loans and leases, compared to $763.0 million and $834.2 million at December 31, 2017 and September 30, 2017, respectively. Table 9 provides the composition of non-PCI and PCI loans and leases.

Table 9
Loans and Leases

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Non-PCI loans and leases:
Commercial:
Construction and land development	$679,203	$669,215	$626,887
Commercial mortgage	10,486,372	9,729,022	9,510,158
Other commercial real estate	471,532	473,433	434,736
Commercial and industrial	3,189,337	2,730,407	2,654,898
Lease financing	616,951	894,801	866,804
Other	296,988	302,176	322,216
Total commercial loans	15,740,383	14,799,054	14,415,699
Noncommercial:
Residential mortgage	4,073,235	3,523,786	3,467,978
Revolving mortgage	2,570,096	2,701,525	2,692,558
Construction and land development	241,436	248,289	227,184
Consumer	1,623,179	1,561,173	1,511,487
Total noncommercial loans	8,507,946	8,034,773	7,899,207
Total non-PCI loans and leases	24,248,329	22,833,827	22,314,906
PCI loans:
Total PCI loans	638,018	762,998	834,167
Total loans and leases	$24,886,347	$23,596,825	$23,149,073

Allowance for Loan and Lease Losses (ALLL)

During the third quarter of 2018, BancShares (“the Company”) enhanced its allowance for loan and lease losses (“ALLL”) methodology. Specifically, the Company updated its credit quality indicators used in the ALLL estimation to aggregate credit quality by borrower classification code and add a facility risk rating which provides additional granularity of risks by collateral type. The enhancement to the ALLL is part of the Company’s planned transition to a dual risk grading process which will be implemented during the fourth quarter of 2018. Significant growth in the Company’s loan portfolios, both organically and through acquisitions, is prompting the need to enhance the credit grading process and provide additional granularity in assessing credit risks. This change in estimate resulted in an immaterial impact to the financial statements, which is reflected in the Allowance for loan and lease losses and Provision for loan and lease losses.
The ALLL was $219.2 million at September 30, 2018, representing a decrease of $2.7 million since December 31, 2017 and a decrease of $12.6 million since September 30, 2017. The ALLL as a percentage of total loans and leases was 0.88 percent at September 30, 2018, compared to 0.94 percent and 1.00 percent at December 31, 2017 and September 30, 2017, respectively.

At September 30, 2018, the ALLL allocated to total non-PCI loans and leases was $208.3 million, or 0.86 percent of non-PCI loans and leases, compared to $211.9 million, or 0.93 percent, at December 31, 2017 and $218.9 million, or 0.98 percent, at September 30, 2017. The decline in the ALLL from both periods was largely due to sustained improvements in credit quality, partially offset by loan growth.

The remaining ALLL of $10.9 million relates to PCI loans at September 30, 2018, compared to $10.0 million and $13.0 million at December 31, 2017 and September 30, 2017, respectively. The increase from December 31, 2017 was primarily due to updated cash flow estimates and the decrease from September 30, 2017 was largely due to continued PCI loan portfolio run-off coupled with updated cash flow estimates.

BancShares recorded a net provision expense for loan and lease losses of $840 thousand and $16.9 million for the three and nine months ended September 30, 2018, respectively, compared to $7.9 million and $28.5 million for the three and nine months ended September 30, 2017, respectively. The decrease in net provision expense during both comparison periods was largely driven by the methodology enhancements as a result of sustained credit quality improvements, partially offset by loan growth. There were also changes in the PCI provision driven by updated cash flow estimates.

Provision expense for non-PCI loans and leases was $2.4 million and $15.9 million for the three and nine months ended September 30, 2018, respectively, compared to $8.5 million and $29.3 million for the three and the nine months ended September 30, 2017, respectively.

Provision credit for PCI loans was $1.5 million for the three months ended September 30, 2018 compared to $537 thousand for the three months ended September 30, 2017. Provision expense was $1.0 million for the nine months ended September 30, 2018 compared to a provision credit of $810 thousand for the nine months ended September 30, 2017. These changes in provision are driven by changes in expected cash flows which updates the resulting credit default rate and is a product of loan performance. As such, the resulting period over period provision amounts for PCI loans can be volatile.

On an annualized basis, total net charge-offs as a percentage of total average loans and leases for the third quarter of 2018 was 0.10 percent compared to 0.08 percent in the third quarter of 2017. Net charge-offs for non-PCI loans and leases were $6.5 million during the third quarter of 2018, compared to $4.9 million during the third quarter of 2017.
The discount related to acquired non-PCI loans and leases at September 30, 2018, December 31, 2017 and September 30, 2017 was $32.9 million, $35.0 million and $38.5 million, respectively. The discount related to PCI loans at September 30, 2018, December 31, 2017 and September 30, 2017 was $98.0 million, $111.3 million and $121.1 million, respectively.
Table 10
Allowance for Loan and Lease Losses Components by Loan Class

	Three months ended September 30		Nine months ended September 30

(Dollars in thousands)	2018	2017	2018	2017
Allowance for loan and lease losses at beginning of period	$224,865	$228,798	$221,893	$218,795
Non-PCI provision for loan and lease losses	2,354	8,483	15,883	29,311
PCI provision (credit) for loan losses	(1,514)	(537)	1,000	(810)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(35)	(9)	(43)	(499)
Commercial mortgage	(606)	(39)	(1,111)	(311)
Other commercial real estate	—	—	(69)	(5)
Commercial and industrial	(1,256)	(1,275)	(4,725)	(7,649)
Lease financing	(850)	(687)	(2,149)	(957)
Other	(56)	(666)	(98)	(853)
Total commercial	(2,803)	(2,676)	(8,195)	(10,274)
Noncommercial:
Residential mortgage	(360)	(604)	(1,455)	(1,076)
Revolving mortgage	(759)	(218)	(2,778)	(1,323)
Construction and land development	—	—	(219)	—
Consumer	(5,525)	(4,996)	(16,092)	(14,015)
Total noncommercial	(6,644)	(5,818)	(20,544)	(16,414)
Total non-PCI charge-offs	(9,447)	(8,494)	(28,739)	(26,688)
Non-PCI Recoveries:
Commercial:
Construction and land development	136	56	252	320
Commercial mortgage	99	1,446	563	2,541
Other commercial real estate	1	8	147	19
Commercial and industrial	494	433	2,351	3,090
Lease financing	3	3	48	9
Other	117	123	160	244
Total commercial	850	2,069	3,521	6,223
Noncommercial:
Residential mortgage	128	92	315	454
Revolving mortgage	712	228	1,426	1,181
Construction and land development	—	—	127	—
Consumer	1,249	1,203	3,888	3,376
Total noncommercial	2,089	1,523	5,756	5,011
Total non-PCI recoveries	2,939	3,592	9,277	11,234
Non-PCI loans and leases charged off, net	(6,508)	(4,902)	(19,462)	(15,454)
PCI loans charged off, net	—	—	(117)	—
Allowance for loan and lease losses at end of period	$219,197	$231,842	$219,197	$231,842
Reserve for unfunded commitments	$1,089	$1,309	$1,089	$1,309

Table 11
Allowance for Loan and Lease Losses Metrics and Ratios

	Three months ended September 30		Nine months ended September 30

(Dollars in thousands)	2018	2017	2018	2017
Average loans and leases:
PCI	$652,983	$865,580	$689,482	$860,408
Non-PCI	24,045,816	22,131,615	23,504,388	21,651,410
Loans and leases at period-end:
PCI	638,018	834,167	638,018	834,167
Non-PCI	24,248,329	22,314,906	24,248,329	22,314,906
Allowance for loan and lease losses allocated to loans and leases:
PCI	10,909	12,959	10,909	12,959
Non-PCI	208,288	218,883	208,288	218,883
Total	$219,197	$231,842	$219,197	$231,842
Net charge-offs (annualized) to average loans and leases:
PCI	—%	—%	0.02%	—%
Non-PCI	0.11	0.09	0.11	0.10
Total	0.10	0.08	0.11	0.09
ALLL to total loans and leases:
PCI	1.71	1.55	1.71	1.55
Non-PCI	0.86	0.98	0.86	0.98
Total	0.88	1.00	0.88	1.00
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and OREO. At September 30, 2018, BancShares’ nonperforming assets were $130.6 million, down from $144.3 million and $145.1 million at December 31, 2017 at September 30, 2017, respectively.
Nonaccrual loans and leases at September 30, 2018 were $86.9 million reflecting decreases of $6.2 million and $4.1 million since December 31, 2017 and September 30, 2017, respectively. The declines in both periods were primarily due to commercial and residential mortgage loans returning to accrual status and payoffs, offset by an increase in nonaccrual revolving mortgage. At September 30, 2018, OREO totaled $43.6 million, representing declines of $7.5 million and $10.4 million since December 31, 2017 and September 30, 2017, respectively, as sales and write-downs outpaced additions.
Table 12
Nonperforming Assets

	2018			2017
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$85,419	$85,055	$89,260	$92,534	$90,064
PCI	1,530	1,570	1,580	624	1,017
Other real estate	43,601	46,633	48,089	51,097	53,988
Total nonperforming assets	$130,550	$133,258	$138,929	$144,255	$145,069

Loans and leases:
Non-PCI	$24,248,329	$23,864,168	$22,908,140	$22,833,827	$22,314,906
PCI	638,018	674,269	703,837	762,998	834,167
Total loans and leases	$24,886,347	$24,538,437	$23,611,977	$23,596,825	$23,149,073

Accruing loans and leases 90 days or more past due
Non-PCI	$2,640	$3,179	$3,030	$2,978	$3,449
PCI	38,073	41,266	48,229	58,740	64,801

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.52%	0.54%	0.59%	0.61%	0.63%

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
Table 13
Troubled Debt Restructurings

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Accruing TDRs:
PCI	$18,159	$18,163	$19,719
Non-PCI	112,452	112,228	103,945
Total accruing TDRs	130,611	130,391	123,664
Nonaccruing TDRs:
PCI	210	272	300
Non-PCI	31,150	33,898	30,418
Total nonaccruing TDRs	31,360	34,170	30,718
All TDRs:
PCI	18,369	18,435	20,019
Non-PCI	143,602	146,126	134,363
Total TDRs	$161,971	$164,561	$154,382
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $18.94 billion and $19.59 billion at September 30, 2018 and December 31, 2017, respectively. The $656.3 million decrease from December 31, 2017 was due to decreases in long-term obligations and short-term borrowings of $572.8 million and $6.1 million, respectively, coupled with a decrease in interest-bearing deposits of $77.5 million. Interest-bearing liabilities were $18.94 billion at September 30, 2018, a decrease of $459.7 million from $19.40 billion at September 30, 2017 due to a $568.6 million decrease in long-term obligations, offset by an $8.5 million increase in short-term borrowings and an increase of $100.5 million in interest-bearing deposits.
Deposits
At September 30, 2018, total deposits were $30.16 billion, an increase of $897.3 million, or 3.1 percent, compared to December 31, 2017 and an increase of $829.6 million, or 2.8 percent, when compared to September 30, 2017. The increase during both periods was primarily the result of organic growth in demand deposit accounts as well as the deposit balances acquired from the HomeBancorp acquisition of $530.0 million at September 30, 2018. These positive drivers were offset by run-off in time deposits and lower money market account balances.
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
Table 14
Deposits

	September 30, 2018	December 31, 2017	September 30, 2017
Demand	$12,212,144	$11,237,375	$11,483,033
Checking with interest	5,294,270	5,230,060	5,092,352
Money market	7,809,403	8,059,271	7,968,566
Savings	2,499,136	2,340,449	2,322,168
Time	2,348,584	2,399,120	2,467,830
Total deposits	$30,163,537	$29,266,275	$29,333,949

Short-Term Borrowings
At September 30, 2018, short-term borrowings were $687.7 million compared to $693.8 million and $679.3 million at December 31, 2017 and September 30, 2017, respectively. The $6.1 million decrease from December 31, 2017 and the $8.5 million increase from September 30, 2017, were primarily due to FHLB borrowing maturities of $90.0 million, the maturity of a $30.0 million repurchase agreement and the maturity of $15.0 million subordinated notes payable. These declines were primarily offset by FHLB borrowings of $120.5 million and higher customer repurchase agreement balances.
Long-Term Obligations
Long-term obligations at September 30, 2018 compared to December 31, 2017 and September 30, 2017 declined $572.8 million and $568.6 million, respectively, because of the extinguishment of FHLB debt obligations totaling $745.0 million. This decrease was primarily offset by additional FHLB borrowings of $144.0 million, $21.5 million in senior subordinated debt acquired from HomeBancorp, and net increases in capital leases.

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

Table 15
Trust Preferred Securities and Subordinated Debentures

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Maturity Date
FCB/NC Capital Trust III	$88,145	$85,500	$90,207	$87,500	$90,206	$87,500	June 30, 2036
FCB/SC Capital Trust II	19,588	19,000	19,588	19,000	19,588	19,000	June 15, 2034
SCB Capital Trust I	10,310	10,000	10,310	10,000	10,310	10,000	April 7, 2034
	$118,043	$114,500	$120,105	$116,500	$120,104	$116,500

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

During the second quarter of 2018, mortgage-backed securities were transferred from investments available for sale to the held to maturity portfolio. The unrealized loss on these securities at the date of transfer was $109.5 million and will be amortized out of AOCI into the consolidated statements of income over the expected remaining life of the securities.

As of September 30, 2018, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. BancShares had no trust preferred capital securities included in Tier 1 capital at September 30, 2018 and December 31, 2017 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.

Table 16
Analysis of Capital Adequacy

	September 30, 2018	December 31, 2017	September 30, 2017	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	13.23%	12.88%	12.95%	6.00%	8.00%
Common equity Tier 1	13.23	12.88	12.95	4.50	6.50
Total risk-based capital	14.57	14.21	14.34	8.00	10.00
Tier 1 leverage ratio	10.11	9.47	9.43	4.00	5.00

Bank
Risk-based capital ratios
Tier 1 risk-based capital	12.91%	12.54%	12.82%	6.00%	8.00%
Common equity Tier 1	12.91	12.54	12.82	4.50	6.50
Total risk-based capital	13.86	13.46	13.79	8.00	10.00
Tier 1 leverage ratio	9.89	9.22	9.34	4.00	5.00

RISK MANAGEMENT
Risk is inherent in any business. Senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates.  The Board of Directors strives to ensure that the business culture is integrated with the risk management program and that policies and procedures for identifying, assessing, measuring, monitoring, and managing risk are part of the decision-making process. The Board of Director’s role in risk oversight is an integral part of our overall Enterprise Risk Management Framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.
The Board Risk Committee structure is designed to allow for information flow and timely escalation of risk related issues. The Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, strategic, legal, and reputational risks; review, approve and monitor adherence to the risk appetite and supporting risk tolerance levels; and evaluate, monitor and oversee the adequacy and effectiveness of the Enterprise Risk Management Framework. The Board Risk Committee also reviews reports of examination by and communications from regulatory agencies; the results of internal and third party testing and assessments related to risk management; and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee monitors management's response to certain risk related regulatory and audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee for the review of financial statements and related risks, information security and other areas of joint responsibility.
In combination with other risk management and monitoring practices, enterprise wide stress testing activities are part of our risk management program. Stress tests are performed for various risks to ensure the financial institution can support continued operations during stressed periods.
Enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run.  Bank holding companies with assets of less than $100 billion, such as BancShares, are no longer subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of results. BancShares will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, however, BancShares will no longer conduct company-run stress testing under the Dodd-Frank Act.
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

Table 17
Net Interest Income Sensitivity Simulation Analysis
This table provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of September 30, 2018 and December 31, 2017.

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	September 30, 2018	December 31, 2017
-100	(10.00)%	(12.25)%
+100	2.86	3.66
+200	2.93	4.61
+300	(0.14)	2.43
Net interest income sensitivity metrics at September 30, 2018 compared to December 31, 2017 were primarily affected by a shift in the earning asset mix with a decrease in lower duration investments and growth in the fixed rate loan portfolio, partially offset by a favorable change in the deposit mix due to growth in non-interest deposits.
Table 18
Economic Value of Equity Modeling Analysis
Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows of balance sheet items under different interest rate scenarios. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. This table presents the EVE profile as of September 30, 2018 and December 31, 2017.

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	September 30, 2018	December 31, 2017
-100	(14.19)%	(15.44)%
+100	2.84	3.38
+200	0.38	1.06
+300	(6.41)	(5.52)

The economic value of equity metrics at September 30, 2018 compared to December 31, 2017 were primarily affected by a shift in the earning asset mix as stronger loan growth reduced overnight investments combined with higher market interest rates driven by three federal funds rate hikes year to date.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $3.87 billion at September 30, 2018 compared to $3.70 billion at December 31, 2017. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $264.7 million as of September 30, 2018, and we had sufficient collateral pledged to secure $6.08 billion of additional borrowings. Also, at September 30, 2018, $2.91 billion in noncovered loans with a lendable collateral value of $2.20 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines which had $690.0 million of available capacity at September 30, 2018.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our Critical Accounting Policies as described in our 2017 Annual Report on Form 10‑K.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2018, BancShares’ market risk profile has not changed significantly from December 31, 2017, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
No changes in BancShares' internal control over financial reporting occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Item 1A. Risk Factors

BancShares is currently monitoring the September 2018 impact of Hurricane Florence and the October 2018 impact of Hurricane Michael in our market areas. We are in the preliminary stages of assessing how these situations may impact our customers and the areas in which they operate. The impact of these hurricanes could affect the company and our earnings but until more is known about the magnitude of the situations, it is premature to reasonably assess that impact.
The risks described above, as well as the risks described in our annual Form 10-K for the year ended December 31, 2017 should be carefully considered. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning BancShares' repurchases of outstanding common stock during the three month period ended September 30, 2018, is included in the following table:

Issuer Purchases of Equity Securities
Period	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2018	—	$—	—	800,000
August 1-31, 2018	100,000	465.00	100,000	700,000
September 1-30, 2018	25,000	463.39	25,000	625,000
Total	125,000	$464.68	125,000	625,000

Subsequent to quarter-end and through October 31, 2018, BancShares repurchased an additional 75,000 shares of Class A common stock for approximately $32.9 million at an average cost per share of $438.26.

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

Date:	November 1, 2018		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer