Form 10-K
period 2018-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2019-02-20
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $3,012,571,741.

On February 19, 2019, there were 10,524,720 outstanding shares of the Registrant's Class A Common Stock and 1,005,185 outstanding shares of the Registrant's Class B Common Stock.
Portions of the Registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	7
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	16
	Item 3	Legal Proceedings	16
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
	Item 6	Selected Financial Data	19
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	53
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2018 and 2017	59
		Management's Annual Report on Internal Control over Financial Reporting	61
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	62
		Report of Independent Registered Public Accounting Firm	64
		Consolidated Balance Sheets at December 31, 2018 and 2017	65
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2018	66
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2018	67
		Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2018	68
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018	69
		Notes to Consolidated Financial Statements	70
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	61
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	128

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Corporate Governance —Service on other Public Company Boards,’ ‘Code of Ethics,’ ‘Committees of our Board—General’ and ‘—Audit Committee,’ ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders (2019 Proxy Statement).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation, Nominations and Governance Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2019 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers,’ '—Existing Pledge Arrangements,’ and '—Principal Shareholders' of the 2019 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2019 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Proposal 4: Ratification of Appointment of Independent Accounts – Services and Fees During 2018 and 2017’ of the 2019 Proxy Statement.

Part I
Item 1. Business

General
First Citizens BancShares, Inc. (“we,” “us,” “our,” “BancShares,”) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company ("FCB," or "the Bank"), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield in Smithfield, North Carolina, and later changed its name to First-Citizens Bank & Trust Company. BancShares has expanded through de novo branching and acquisitions and now operates in 19 states, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2018, BancShares had total assets of $35.41 billion.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the Board of Directors, as chief executive officers and in other executive management positions and, since BancShares' formation in 1986, have remained shareholders controlling a large percentage of its common stock.

The Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairman of BancShares, is Robert P. Holding’s granddaughter. Peter M. Bristow, President and Corporate Sales Executive of BancShares, is the brother-in-law of Frank B. Holding, Jr. and Hope Holding Bryant.

BancShares seeks to meet the financial needs of both individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. BancShares' subsidiaries also provide mortgage lending, a full-service trust department, wealth management services for businesses and individuals, and other activities incidental to commercial banking. FCB’s wholly owned subsidiaries, First Citizens Investor Services, Inc. (FCIS) and First Citizens Asset Management, Inc. (FCAM), provide various investment products and services: as a registered broker/dealer, FCIS provides a full range of investment products, including annuities, discount brokerage services and third-party mutual funds; as registered investment advisors, FCIS and FCAM provide investment management services and advice.

BancShares' subsidiaries deliver products and services to its customers through an extensive branch network as well as digital banking, telephone banking and various ATM networks. Services offered at most offices include the taking of deposits, the cashing of checks and providing for individual and commercial cash needs. Business customers may conduct banking transactions through the use of remote image technology.

The financial services industry is highly competitive. BancShares' subsidiaries compete with national, regional and local financial services providers. In recent years, the ability of non-bank financial entities to provide services has intensified competition. Non-bank financial service providers are not subject to the same significant regulatory restrictions as traditional commercial banks. More than ever, customers have the ability to select from a variety of traditional and nontraditional alternatives.

FCB’s primary deposit markets are North Carolina and South Carolina, which represent approximately 50.7 percent and 25.0 percent, respectively, of total FCB deposits. FCB’s deposit market share in North Carolina was 4.2 percent as of June 30, 2018, based on the Federal Deposit Insurance Corporation (FDIC) Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2018, controlled 75.7 percent of North Carolina deposits. In South Carolina, FCB was the fourth largest bank in terms of deposit market share with 8.7 percent at June 30, 2018. The three larger banks represent 44.0 percent of total deposits in South Carolina as of June 30, 2018.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Geographic Locations and Employees
As of December 31, 2018, BancShares operated 551 branches in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. BancShares and its subsidiaries employ approximately 6,301 full-time staff and approximately 382 part-time staff for a total of 6,683 employees.

Business Combinations
BancShares pursues growth through strategic acquisitions that enhance organizational value, strengthen its presence in existing markets as well as expand its footprint in new markets. Additional information relating to business combinations is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, subsection "Business Combinations" and Item 8. Notes to Consolidated Financial Statements, Note B.

Regulatory Considerations

Various laws and regulations administered by regulatory agencies affect BancShares' and its subsidiaries' business and corporate practices. These include the payment of dividends, the incurrence of debt, and the acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, and the location of offices.

Numerous statutes and regulations apply to and restrict the activities of BancShares and its subsidiaries, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related persons and entities controlled by related persons. The impact of these statutes and regulations is discussed below and in the accompanying consolidated financial statements.

Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, significantly restructured the financial services regulatory environment and imposed significant regulatory and compliance changes; increased capital, leverage and liquidity requirements; and expanded the scope of oversight responsibility of certain federal agencies through the creation of new oversight bodies. For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) with broad powers to supervise and enforce consumer protection laws.

Effective during 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA"), while largely preserving the fundamental elements of the post-Dodd-Frank Act regulatory framework, modified certain requirements of the Dodd-Frank Act as they applied to regional and community banking organizations. Implementation of certain of those changes was effective immediately, while other changes remain subject to the promulgation of regulations by the various banking regulators. The regulators have announced positions they will take in the interim between the passage of the EGRRCPA and the finalization of their implementing regulations. Certain of the significant requirements of the Dodd-Frank Act are listed below with information regarding how they apply to BancShares following the enactment of the EGRRCPA.

•
Capital Planning and Stress Testing. The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. The EGRRCPA gave immediate relief from stress testing for applicable bank holding companies and therefore, BancShares is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through inter-agency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although BancShares will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, BancShares will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. BancShares will continue to use customized stress testing to support the business and its capital planning process, as well as prudent risk mitigation.

•
The Volcker Rule. The Volcker Rule was promulgated to implement provisions of the Dodd-Frank Act. It prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The EGRRCPA exempted many financial institutions with total consolidated assets of less than $10 billion from the Volcker Rule, but it continues to apply to BancShares and its subsidiaries. However, the Volcker Rule does not significantly impact our operations as we do not have any significant engagement in the businesses it prohibits.

•
Ability-to-Repay and Qualified Mortgage Rule. Creditors are required to comply with mortgage reform provisions prohibiting the origination of any residential mortgages that do not meet rigorous Qualified Mortgage standards or Ability-to-Repay standards. All mortgage loans originated by FCB meet Ability-to-Repay standards and a substantial majority also meets Qualified Mortgage standards. The EGRRCPA impact on the original Ability-to-Repay and Qualified Mortgage standards is only applicable to banks with less than $10 billion in total consolidated assets.

BancShares
General. As a financial holding company registered under the Bank Holding Company Act (BHCA) of 1956, as amended, BancShares is subject to supervision, regulation and examination by the Federal Reserve. BancShares is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (NCCOB).

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

Acquisitions. A bank holding company (BHC) must obtain approval from the Federal Reserve Board (Federal Reserve) prior to directly or indirectly acquiring ownership or control of 5% of the voting shares or substantially all of the assets of another BHC or bank or prior to merging or consolidating with another BHC.

Status Requirements. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be well-capitalized and well-managed. A depository institution subsidiary is considered to be well-capitalized if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered well managed if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve may impose limitations or conditions on the conduct of its activities.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Subsidiary Bank - FCB - Current Capital Requirements (Basel III).” As of December 31, 2018, the risk-based Tier 1, common equity Tier 1, total capital and leverage capital ratios of BancShares were 12.67 percent, 12.67 percent, 13.99 percent and 9.77 percent, respectively, and each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards. Subject to its capital requirements and certain other restrictions, BancShares is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to BancShares.

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

Under the Federal Deposit Insurance Act (FDIA), insured depository institutions, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Additionally, under Basel III capital requirements, banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Based on FCB’s current financial condition, BancShares currently does not expect these provisions to have any material impact on its ability to receive dividends from FCB. BancShares' non-bank subsidiaries pay dividends to BancShares periodically on a non-regulated basis.

Subsidiary Bank - FCB
General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (NCCOB). Deposit obligations are insured by the FDIC to the maximum legal limits.

Capital Requirements (Basel III). Bank regulatory agencies approved Basel III regulatory capital guidelines aimed at strengthening existing capital requirements through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares and FCB implemented the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. The table below describes the minimum and well-capitalized requirements in 2018 and the fully-phased-in requirements that became effective in 2019.

	Basel III minimum requirement 2018	Basel III well-capitalized 2018	Basel III minimum requirement 2019	Basel III well-capitalized 2019
Leverage ratio	4.00%	5.00%	4.00%	5.00%
Common equity Tier 1	4.50%	6.50%	4.50%	6.50%
Tier 1 capital ratio	6.00%	8.00%	6.00%	8.00%
Total capital ratio	8.00%	10.00%	8.00%	10.00%

The transitional period began in 2016 and the capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625 percent of risk-weighted assets, increasing each year until fully implemented at 2.5 percent on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on FCB's consolidated financial statements. As of December 31, 2018, FCB exceeded the applicable minimum requirements as well as the well-capitalized standards.

Although FCB is unable to control the external factors that influence its business, by maintaining high levels of balance sheet liquidity, prudently managing interest rate exposures, ensuring capital positions remain strong and actively monitoring asset quality, FCB seeks to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and to take advantage of favorable economic conditions and opportunities when appropriate.

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

Community Reinvestment Act. FCB is subject to the requirements of the Community Reinvestment Act of 1977 (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low-and-moderate-income neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions would be imposed on our operating activities. In addition, in order for a financial holding company, like BancShares, to commence any new activity permitted by the BHCA or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.

Anti-Money Laundering and the United States Department of the Treasury's Office of Foreign Asset Control (OFAC) Regulation. Governmental policy in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (BSA) and subsequent laws and regulations require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds. The USA Patriot Act of 2001 (Patriot Act) significantly expanded anti-money laundering (AML) and financial transparency laws and regulations by imposing new compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as rules promoting cooperation among financial institutions, regulators and law enforcement entities in identifying persons who may be involved in terrorism or money laundering. These rules were expanded to require new customer due diligence and beneficial ownership requirements in 2018. An institution subject to the BSA, such as FCB, must additionally provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The United States has imposed economic sanctions on transactions with certain designated foreign countries, nationals and others. As these rules are administrated by OFAC, these are generally known as the OFAC rules. Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences, including material fines and sanctions. FCB has implemented a program designed to facilitate compliance with the full extent of the applicable BSA and OFAC related laws, regulations and related sanctions.

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
Available Information

BancShares does not have its own separate Internet website. However, FCB’s website (www.firstcitizens.com) includes a hyperlink to the Security and Exchange Commission's (SEC) website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports and other information electronically filed by BancShares.

Item 1A. Risk Factors
We are subject to a number of risks and uncertainties that could have a material impact on our business, financial condition and results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities. We categorize risk into the following areas:

•	Operational Risk: The risk of loss resulting from inadequate or failed processes, people and systems or from external events.

•	Credit Risk: The risk that arises from a borrower's or counterparty's inability to perform on an obligation.

•	Market Risk: The risk to BancShares' financial condition resulting from adverse movements in market rates or prices, including, but not limited to, interest rates or equity prices.

•
Liquidity Risk: The risk that BancShares will be unable to meet its obligations as they come due because of an inability to (i) liquidate assets or obtain adequate funding (referred to as "Funding Liquidity Risk"), or (ii) unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions ("Market Liquidity Risk").

•
Capital Adequacy Risk: The risk that capital levels are inadequate to preserve the safety and soundness of BancShares, support ongoing business operations and strategies and provide support against unexpected or sudden changes in the business/economic environment.

•
Compliance Risk: The risk of loss or reputational harm resulting from regulatory sanctions, fines, penalties or losses due to the failure to comply with laws, rules, regulations or other supervisory requirements applicable to a financial institution.

•	Strategic Risk: The risk to earnings or capital arising from business decisions or improper implementation of those decisions.
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
Operational Risks
We face significant operational risks in our businesses.
Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees and internal and third party automated systems to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain appropriate operational infrastructure and oversight can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations. We have implemented internal controls that are designed to safeguard and maintain our operational and organizational infrastructure and information. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
Our businesses are highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyber attacks. These cyber attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damages to systems, or otherwise material disruption to our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.
Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches, whether directed at us or third parties, there can be no assurance that we will not suffer such losses or other consequences in the future. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.
We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses.
Cyber attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.
We are exposed to losses related to credit and debit card fraud.
As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit and hide fraudulent activity. Fraudulent activity can come in many forms, including debit card/credit card fraud, check fraud, electronic scanning devices attached to ATM machines, social engineering and phishing attacks to obtain personal information and fraudulent impersonation of our clients through the use of falsified or stolen credentials. To counter the increased sophistication of these fraudulent activities, we have increased our investment in systems, technologies and controls to detect and prevent such fraud. Combating fraudulent activities as they evolve will result in continued ongoing investments in the future.
New technologies, and our ability to efficiently and effectively develop, market and deliver new products and services to our customers present competitive risks.
The rapid growth of new digital technologies, including internet services, smart phones and other mobile devices, requires us to continuously evaluate our product and service offerings to ensure they remain competitive. Our success depends in part on our ability to adapt and deliver our products and services in a manner responsive to evolving industry standards and consumer preferences. New technologies by banks and non-bank service providers may create risks if our products and services are no longer competitive with then-current standards, and could negatively affect our ability to attract or maintain a loyal customer base. These risks may affect our ability to grow and could reduce our revenue streams from certain products and services, while increasing expenses associated with developing more competitive solutions. Our results of operations and financial condition could be adversely affected.

We depend on key personnel for our success.
Our success depends to a great extent on our ability to attract and retain key personnel. We have an experienced management team that our Board of Directors believes is capable of managing and growing our business. Losses of, or changes in, our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies.
We are subject to litigation risks, and our expenses related to litigation may adversely affect our results.
We are subject to litigation risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that may be initiated against us from time to time could involve large monetary sums and significant defense costs. During the last credit crisis, we saw the number of cases and our expenses related to those cases increase. The outcomes of such cases are always uncertain until finally adjudicated or resolved.
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
Natural disasters (including but not limited to earthquakes, hurricanes, tornadoes, floods, fires, explosions), acts of war and terrorist activities could hurt our performance (i) directly through damage to our facilities or other impacts to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina and South Carolina, including coastal areas where our retail and commercial customers have been and in the future could be impacted by hurricanes. We could also suffer adverse results to the extent that disasters, wars or terrorist activities affect the broader markets or economy. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events.
We rely on third parties.
Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers. External vendors also present information security risks. We monitor significant vendor risks, including the financial stability of critical vendors. The failure of a critical external vendor could disrupt our business and cause us to incur significant expense.
Our business is highly quantitative and requires widespread use of financial models for day-to-day operations; these models may produce inaccurate predictions that significantly vary from actual results.
We rely on quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient or ineffective. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on models, see the Risk Management section included in Item 7 of this Form 10-K.

Failure to maintain an effective system of internal control over financial reporting could have a material adverse effect on our results of operations and financial condition and disclosures.
We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud and to operate successfully as a public company. If we were unable to provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of our internal controls over financial reporting, we may discover material weaknesses or significant deficiencies requiring remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We continually work to improve our internal controls; however, we cannot be certain that these measures will ensure appropriate and adequate controls over our future financial processes and reporting. Any failure to maintain effective controls or to implement any necessary improvement of our internal controls in a timely manner could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, each of which could have a material adverse effect on our results of operations and financial condition and the market value of our common stock.
The quality of our data could deteriorate and cause financial or reputational harm to the Bank.
Incomplete, inconsistent, or inaccurate data could lead to non-compliance with regulatory statutes and result in fines. Additionally, customer impact could result in reputational harm and customer attrition.
Malicious action by an employee could result in harm to our customers or the Bank.
Several high-profile cases of misconduct have occurred at other financial institutions. Such an event may lead to large regulatory fines, as well as an erosion in customer confidence, which could impact our financial position.
Credit Risks
If we fail to effectively manage credit risk, our business and financial condition will suffer.
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
Our concentration of loans to borrowers within the medical and dental industries could impair our earnings if those industries experience economic difficulties.
Statutory or regulatory changes, or economic conditions in the market generally, could negatively impact borrowers' businesses and their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Consequently, we could be required to increase our allowance for loan losses through additional provisions on our income statement, which would reduce reported net income. See Note D for additional discussion.
Economic conditions in real estate markets and our reliance on junior liens may adversely impact our business and our results of operations.
Real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized. Our reliance on junior liens is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the non-commercial revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We maintain an allowance for loan losses that is designed to cover losses on loans that borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date, and in compliance with applicable accounting and regulatory guidance. However, the allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Accounting measurements related to impairment and the allowance require significant estimates that are subject to uncertainty and revisions driven by new information and changing circumstances. The significant uncertainties surrounding our borrowers' abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and/or amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary from current estimates. We also expect fluctuations in the allowance due to economic changes nationally as well as locally within the states we conduct business.
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
Our financial condition could be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. We have exposure to numerous financial services providers, including banks, securities brokers and dealers and other financial services providers. Although we monitor the financial conditions of financial institutions with which we have credit exposure, transactions with those institutions expose us to credit risk through the possibility of counterparty default.
Market Risks
Unfavorable economic conditions could adversely affect our business.
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. Our banking operations are located within several states but are locally oriented and community based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include the Southeast, Mid-Atlantic, Midwest and Western United States, with our greatest presence in North Carolina and South Carolina. Worsening economic conditions within our markets, particularly within North Carolina and South Carolina, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. Economic growth and business activity have remained relatively stable across a wide range of industries and geographic locations, but there can be no assurance that current economic conditions will continue or that these conditions will not worsen.
In addition, the political environment, the level of United States (U.S.) debt and global economic conditions can have a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.
Accounting for acquired assets may result in earnings volatility.
Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States (GAAP). The rate at which those discounts are accreted is unpredictable and the result of various factors including prepayments and changes in credit quality. Post-acquisition deterioration in excess of remaining discounts results in the recognition of provision expense. Additionally, the income statement impact of adjustments to the indemnification asset recorded in certain FDIC-assisted transactions may occur over a shorter period of time than the adjustments to the covered assets.
Fair value discount accretion, post-acquisition impairment and adjustments to the indemnification asset may result in significant volatility in our earnings. Volatility in earnings could unfavorably influence investor interest in our common stock, thereby depressing the market value of our stock and the market capitalization of our company.

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
Failure to effectively manage our interest rate risk could adversely affect us.
Our results of operations and cash flows are highly dependent upon net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee (FOMC). Changes in monetary policy could influence interest income, interest expense, and the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income, could be adversely impacted.
As interest rates rise, our interest expense will increase and our net interest margins may decrease, negatively impacting our performance and, potentially, our financial condition. To the extent banks and other financial services providers compete for interest-bearing deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates. If we decide to compete with those higher interest rates, our cost of funds could increase and our net interest margins could be reduced. Additionally, higher interest rates will impact our ability to originate new loans. Increases in interest rates could adversely affect the ability of our borrowers to meet higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect our business and financial condition.
Although we maintain an interest rate risk monitoring system, the forecasts of future net interest income are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates.
We May Be Adversely Impacted By The Transition From LIBOR as a reference rate
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risks. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Liquidity Risks
If our current level of balance sheet liquidity were to experience pressure, it could affect our ability to pay deposits and fund our operations.
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

Capital Adequacy Risks
Our ability to grow is contingent on access to capital.
Our primary capital sources have been retained earnings and debt issued through both private and public markets. Rating agencies regularly evaluate our creditworthiness and assign credit ratings to BancShares and FCB. The ratings of the agencies are based on a number of factors, some of which are outside our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. There can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding.
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
Under regulatory capital adequacy guidelines and other regulatory requirements, BancShares, together with FCB, must meet certain capital and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings and other factors.
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
Compliance Risks
We operate in a highly regulated industry; the laws and regulations that govern our operations, taxes, corporate governance, executive compensation and financial accounting and reporting, including changes in them or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. In addition to a multitude of regulations designed to protect customers, depositors and consumers, we must comply with other regulations that protect the deposit insurance fund and the stability of the U.S. financial system, including laws and regulations that, among other matters, prescribe minimum capital requirements; impose limitations on our business activities and investments; limit the dividends or distributions that we can pay; restrict the ability of our bank subsidiaries to guarantee our debt; and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes in laws and regulations often impose additional compliance costs.
The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and Nasdaq, as well as numerous other recently enacted statutes and regulations, including the Dodd-Frank Act, EGRRCPA, and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing our external audit and maintaining our internal controls. Such additional regulation and supervision may limit our ability to pursue business opportunities.
The failure to comply with these various rules and regulations could subject us to restrictions on our business activities, including mergers and acquisitions, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our common stock.
We may be adversely affected by changes in U.S. tax laws and other laws and regulations.
Corporate tax rates affect our profitability and capital levels. The U.S. corporate tax code may be further reformed by the U.S. Congress and additional guidance may be issued by the U.S. Department of the Treasury relevant to the Tax Cuts and Jobs Act (Tax Act) enacted during 2017. Additional adverse amendments to the Tax Act or other related legislation could have an adverse impact on our financial condition and results of operations.

Strategic Risks
We encounter significant competition that may reduce our market share and profitability.
We compete with other banks and specialized financial services providers in our market areas. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; various wealth management providers; independent and captive insurance agencies; mortgage companies; and non-bank providers of financial services. Some of our larger competitors, including certain banks with a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our non-bank competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal and/or state income taxes. The fierce competitive pressures that we face adversely affect pricing for many of our products and services.
Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt that you might consider to be in your best interests.
Certain provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent the removal of directors and other management. The provisions could also delay or make more difficult a tender offer, merger or proxy contest that you might consider to be in your best interests. For example, our Certificate of Incorporation and/or Bylaws:

•	allow our Board of Directors to issue and set the terms of preferred shares without further shareholder approval;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nominations for election to the Board of Directors and proposals of other business to be considered at annual meetings of shareholders.
These provisions, as well as provisions of the BHCA and other relevant statutes and regulations that require advance notice and/or applications for regulatory approval of changes in control of banks and bank holding companies, may discourage bids for our common stock at a premium over market price, adversely affecting its market price. Additionally, the fact that the Holding family holds or controls shares representing a majority of the voting power of our common stock may discourage potential takeover attempts and/or bids for our common stock at a premium over market price.
The market price of our stock may be volatile.
Although publicly traded, our common stock has less liquidity and public float than many other large, publicly traded financial services companies. Low liquidity increases the price volatility of our stock and could make it difficult for our shareholders to sell or buy our common stock at specific prices.
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
We rely on dividends from FCB.
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
Our financial performance is subject to risks associated with the loss of client confidence and demand. A fragile or weakening economy, or ambiguity surrounding the economic future, may lessen the demand for our products and services. Our performance may also be negatively impacted if we fail to attract and retain customers because we are not able to successfully anticipate, develop and market products and services that satisfy market demands. Such events could impact our performance through fewer loans, reduced fee income and fewer deposits, each of which could result in reduced net income.

The value of our goodwill may decline in the future.
At December 31, 2018, we had $236.3 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results; however, any such write-off would not impact our regulatory capital ratios, given that regulatory capital ratios are calculated using tangible capital amounts.
We may be adversely affected by risks associated with completed, pending or any potential future acquisitions.
We plan to continue to grow our business organically. However, we have pursued and expect to continue to pursue acquisition opportunities that we believe support our business strategies and may enhance our profitability. We must generally satisfy a number of material conditions prior to consummating any acquisition including, in many cases, federal and state regulatory approval. We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain required regulatory approvals in a timely manner or at all.
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
We may not be able to realize projected cost savings, synergies or other benefits associated with any such acquisition. Failure to efficiently integrate any acquired entities or assets into our existing operations could significantly increase our operating costs and have material adverse effects on our financial condition and results of operations. There can be no assurance that we will be successful in identifying, consummating, or integrating any potential acquisitions.
Accounting standards may change and increase our operating costs and/or otherwise adversely affect our results.
The Financial Accounting Standards Board (FASB) and the SEC periodically modify the standards that govern the preparation of our financial statements. The nature of these changes is not predictable and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses and net income. In some cases, we could be required to apply new or revised standards retroactively, resulting in changes to previously reported financial results or a cumulative adjustment to retained earnings. Application of new accounting rules or standards could require us to implement costly technology changes.
Item 2. Properties
BancShares' and FCB's headquarters facility, a nine-story building with approximately 163,000 square feet, is located in Raleigh, North Carolina. In addition, FCB occupies separate facilities in Raleigh and in Columbia, South Carolina, that serve as data and operations centers. As of December 31, 2018, FCB operated 551 branch offices throughout the Southeast, Mid-Atlantic, Midwest and Western United States. FCB owns many of the buildings and leases other facilities from third parties.
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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the Over-The-Counter (OTC) Bulletin Board under the symbol FCNCB. As of December 31, 2018, there were 1,264 holders of record of the Class A common stock and 193 holders of record of the Class B common stock. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter bid prices for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.

The average monthly trading volume for the Class A common stock was 679,451 shares for the fourth quarter of 2018 and 787,238 shares for the year ended December 31, 2018. The Class B common stock monthly trading volume averaged 4,703 shares in the fourth quarter of 2018 and 2,218 shares for the year ended December 31, 2018.

During 2018, our Board authorized the purchase of up to 800,000 shares of Class A common stock. The shares may be purchased from time to time at management's discretion from November 1, 2018 through October 31, 2019. That authorization does not obligate BancShares to purchase any particular amount of shares, and purchases may be suspended or discontinued at any time. The Board's action replaced existing authority to purchase up to 800,000 shares in effect during the twelve months preceding November 1, 2018. BancShares purchased 200,000 shares under the previous authority that expired on October 31, 2018, and 182,000 shares have been purchased under the newly approved authority, which began November 1, 2018. During the third quarter of 2018, BancShares purchased 100,000 shares of its outstanding Class A common stock at a price of $465 per share from a related party. An additional 106,500 shares have been purchased subsequent to December 31, 2018.

Shares of Class A common stock purchased by BancShares during the year ended December 31, 2018.

Class A common stock	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Purchases from July 1, 2018 to July 31, 2018	—	$—	—	800,000
Purchases from August 1, 2018 to August 31, 2018	100,000	465.00	100,000	700,000
Purchases from September 1, 2018 to September 30, 2018	25,000	463.39	25,000	675,000
Purchases from October 1, 2018 to October 31, 2018	75,000	438.26	75,000	600,000
Purchases from November 1, 2018 to November 30, 2018	82,400	433.02	82,400	717,600
Purchases from December 1, 2018 to December 31, 2018	99,600	388.43	99,600	618,000
Total	382,000	$432.78	382,000	618,000

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the NASDAQ – Banks Index and the NASDAQ – U.S. Index. Each trend line assumes that $100 was invested on December 31, 2013, and that dividends were reinvested for additional shares.

Item 6. Selected Financial Data
Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS
Interest income	$1,245,757	$1,103,690	$987,757	$969,209	$760,448
Interest expense	36,857	43,794	43,082	44,304	50,351
Net interest income	1,208,900	1,059,896	944,675	924,905	710,097
Provision (credit) for loan and lease losses	28,468	25,692	32,941	20,664	640
Net interest income after provision for loan and lease losses	1,180,432	1,034,204	911,734	904,241	709,457
Gain on acquisitions	—	134,745	5,831	42,930	—
Noninterest income excluding gain on acquisitions	400,149	387,218	371,268	424,158	343,213
Noninterest expense	1,076,971	1,012,469	937,766	1,038,915	849,076
Income before income taxes	503,610	543,698	351,067	332,414	203,594
Income taxes	103,297	219,946	125,585	122,028	65,032
Net income	$400,313	$323,752	$225,482	$210,386	$138,562
Net interest income, taxable equivalent (1)	$1,212,280	$1,064,415	$949,768	$931,231	$714,085
PER SHARE DATA
Net income	$33.53	$26.96	$18.77	$17.52	$13.56
Cash dividends	1.45	1.25	1.20	1.20	1.20
Market price at period end (Class A)	377.05	403.00	355.00	258.17	252.79
Book value at period end	300.04	277.60	250.82	239.14	223.77
SELECTED PERIOD AVERAGE BALANCES
Total assets	$34,879,912	$34,302,867	$32,439,492	$31,072,235	$24,104,404
Investment securities	7,074,929	7,036,564	6,616,355	7,011,767	5,994,080
Loans and leases (2)	24,483,719	22,725,665	20,897,395	19,528,153	14,820,126
Interest-earning assets	32,847,661	32,213,646	30,267,788	28,893,157	22,232,051
Deposits	30,165,249	29,119,344	27,515,161	26,485,245	20,368,275
Interest-bearing liabilities	18,995,727	19,576,353	19,158,317	18,986,755	15,273,619
Long-term obligations	304,318	842,863	811,755	547,378	403,925
Shareholders' equity	$3,422,941	$3,206,250	$3,001,269	$2,797,300	$2,256,292
Shares outstanding	11,938,439	12,010,405	12,010,405	12,010,405	10,221,721
SELECTED PERIOD-END BALANCES
Total assets	$35,408,629	$34,527,512	$32,990,836	$31,475,934	$30,075,113
Investment securities	6,741,763	7,180,256	7,006,678	6,861,548	7,172,435
Loans and leases:
Purchased Credit Impaired (PCI)	606,576	762,998	809,169	950,516	1,186,498
Non-Purchased Credit Impaired (Non-PCI)	24,916,700	22,833,827	20,928,709	19,289,474	17,582,967
Interest-earning assets	33,200,549	32,216,187	30,691,551	29,224,436	27,730,515
Deposits	30,672,460	29,266,275	28,161,343	26,930,755	25,678,577
Interest-bearing liabilities	19,681,944	19,592,947	19,467,223	18,955,173	1,893,297
Long-term obligations	319,867	870,240	832,942	704,155	351,320
Shareholders' equity	$3,488,954	$3,334,064	$3,012,427	$2,872,109	$2,687,594
Shares outstanding	11,628,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	1.15%	0.94%	0.70%	0.68%	0.57%
Rate of return on average shareholders' equity	11.69	10.10	7.51	7.52	6.14
Average equity to average assets ratio	9.81	9.35	9.25	9.00	9.36
Net yield on interest-earning assets (taxable equivalent)	3.69	3.30	3.14	3.22	3.21
Allowance for loan and lease losses to total loans and leases:
PCI	1.51	1.31	1.70	1.72	1.82
Non-PCI	0.86	0.93	0.98	0.98	1.04
Total	0.88	0.94	1.01	1.02	1.09
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.52	0.61	0.67	0.83	0.91
Tier 1 risk-based capital ratio	12.67	12.88	12.42	12.65	13.61
Common equity Tier 1 ratio	12.67	12.88	12.42	12.51	N/A
Total risk-based capital ratio	13.99	14.21	13.85	14.03	14.69
Leverage capital ratio	9.77	9.47	9.05	8.96	8.91
Dividend payout ratio	4.32	4.64	6.39	6.85	8.85
Average loans and leases to average deposits	81.17	78.04	75.95	73.73	72.76
(1) The taxable-equivalent adjustment was $3,380, $4,519, $5,093, $6,326 and $3,988 for the years 2018, 2017, 2016, 2015, and 2014, respectively.
(2) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (MD&A) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (BancShares) and its banking subsidiary, First-Citizens Bank & Trust Company (FCB). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. See Note A in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report for more detail. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2018, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us," “our,” and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.
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

Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors that include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents filed by us from time to time with the Securities and Exchange Commission.

Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “projects,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of BancShares’ management about future events.

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the FDIC-assisted transactions and/or the risks discussed in Item 1A. Risk Factors above and other developments or changes in our business that we do not expect.

Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States (GAAP) and are described in Note A of the Notes to the Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires us to exercise judgment in determining many of the estimates and assumptions utilized to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations could be materially affected by changes to these estimates and assumptions.

The following is a summary of some of the more significant areas in which we apply critical assumptions and estimates:

Allowance for loan and lease losses. The allowance for loan and lease losses (ALLL) represents the best estimate of inherent credit losses within the loan and lease portfolio as of the balance sheet date. Estimating credit losses requires judgment in determining the amount and timing of expected cash flows, the value of the underlying collateral and loan specific attributes that impact the borrower's ability to repay contractual obligations. Other factors such as economic conditions, historical loan losses, migration of loans through delinquency stages and changes in the size, composition and risks within the loan portfolio are also considered. Loan balances considered uncollectible are charged off against the ALLL. If it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement and a loss is probable, a specific valuation allowance is determined. Recoveries of amounts previously charged-off are generally credited to the ALLL.

Purchased credit impaired (PCI) loans are initially recorded at fair value and are generally pooled based upon common risk characteristics. At each balance sheet date, we evaluate whether the estimated cash flows have decreased and if so, recognizes an additional allowance. Subsequent improvements in expected cash flows results first in the recovery of any allowance established and then in the recognition of additional interest income over the remaining lives of the loans.
The ALLL for Non-purchased credit impaired (Non-PCI) loans is assessed at each balance sheet date and adjustments are recorded in provision for loan and lease losses. General reserves for collective impairment are based on historical loss rates for each loan class by credit quality indicator and may be adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends. Non-PCI loans classified as impaired as of the balance sheet date are assessed for individual impairment based on the loan's characteristics and either a specific valuation allowance is established or partial charge-off is recorded.
Management considers the established ALLL adequate to absorb incurred losses for loans and leases outstanding at December 31, 2018. Changes in circumstances could result in changes in estimates and assumptions, which may result in adjustments to the allowance for loan and lease losses or, in the case of acquired loans, changes in interest income recognized in future periods. See Note E in the Notes to Consolidated Financial Statements for additional disclosures.
Financial Measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Certain assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include marketable equity securities, available for sale securities and loans held for sale. There were no liabilities measured at fair value on a recurring basis at December 31, 2018. We also measure certain assets at fair value on a non-recurring basis. Examples include impaired loans, other real estate owned (OREO), goodwill and intangible assets. Assets acquired and liabilities assumed in a business combination are recognized at fair value as of the acquisition date.

Fair value is determined using different inputs and assumptions based upon the instrument that is being valued. Where observable market prices from transactions for identical assets or liabilities are not available, we identify market prices for similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other modeling techniques, which often incorporate unobservable inputs that are inherently subjective and require significant judgment. Fair value estimates requiring significant judgments are determined using various inputs developed by management with the appropriate skills, understanding and knowledge of the underlying asset or liability to ensure the development of fair value estimates is reasonable. Typical pricing sources used in estimating fair values include, but are not limited to, active markets with high trading volume, third-party pricing services, external appraisals, valuation models and commercial and residential evaluation reports. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. See Note M in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

FDIC shared-loss payable. Certain shared-loss agreements include clawback provisions that require payments to the FDIC if actual losses and expenses do not exceed a calculated amount. Our estimate of the clawback payments based on current loss and expense projections are recorded as a payable to the FDIC. Projected cash flows are discounted to reflect the estimated timing of the payments to the FDIC. See Note H in the Notes to Consolidated Financial Statements for additional disclosures.

Defined benefit pension plan assumptions. BancShares has a noncontributory qualified defined benefit pension plan that covers qualifying employees (BancShares plan), and certain legacy Bancorporation employees are covered by a noncontributory qualified defined benefit pension plan (Bancorporation plan). The calculation of the benefit obligations, the future value of plan assets, funded status and related pension expense under the pension plans require the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plans reflects the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, which was 4.38 percent for both the BancShares and Bancorporation plans during 2018, compared to 3.76 percent during 2017. For the calculation of pension expense, the assumed discount rate was 3.76 percent for both the BancShares and Bancorporation plans during 2018, compared to 4.30 percent during 2017.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.50 percent for both of the BancShares and Bancorporation plans during 2018 and 2017.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent for both the BancShares and Bancorporation plans to calculate pension expense during 2018 and 2017. Assuming other variables remain unchanged, an increase in future compensation typically results in higher pension expense for periods subsequent to the increase. See Note N in the Notes to Consolidated Financial Statements for additional disclosures.

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

Changes in estimated income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements. See Note P in the Notes to Consolidated Financial Statements for additional disclosures.

CURRENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Act, which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.
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

FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The amendments in this ASU (i) require most equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) simplify the impairment assessment of equity investments without a readily determinable fair value; (iii) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) require public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (v) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (vi) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (vii) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets.
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
For equity investments without a readily determinable fair value, BancShares has elected to measure the equity investments using the measurement alternative that requires BancShares to make a qualitative assessment of whether the investment is impaired at each reporting period. Under the measurement alternative, these investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. If a qualitative assessment indicates that the investment is impaired, BancShares will estimate the investment's fair value in accordance with the Accounting Standards Codification (ASC) 820 and, if the fair value is less than the investment's carrying value, recognize an impairment loss in net income equal to the difference between carrying value and fair value. Equity investments without a readily determinable fair value are recorded within other assets in the consolidated balance sheets.
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
Per ASU 2015-14, Deferral of the Effective Date, this guidance was deferred and is effective for fiscal periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted the guidance effective in the first quarter of 2018. Our revenue is comprised primarily of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in the scope of the guidance are primarily related to cardholder and merchant services income, service charges on deposit accounts, wealth management services income, other service charges and fees, insurance commissions, ATM income, sales of other real estate and other. Based on our overall assessment of revenue streams and review of related contracts affected by the ASU, the adoption of this guidance did not change the method in which we currently recognize revenue.

We also completed an evaluation of the costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on this evaluation, we determined that the classification of cardholder and merchant processing costs as well as expenses for cardholder reward programs should be netted against cardholder and merchant services income. We used the full retrospective method of adoption and restated the prior financial statements to net the cardholder and merchant processing costs against the related cardholder and merchant services income. These classification changes resulted in changes to both noninterest income and noninterest expense; however, there was no change to previously reported net income. Merchant processing expenses of $81.3 million and $69.2 million had been reclassified and reported as a component of merchant services income for the years ended December 31, 2017 and December 31, 2016, respectively. For the twelve months ended December 31, 2017, cardholder processing expenses of $27.8 million and cardholder reward programs expense of $10.0 million were reclassified and reported as a component of cardholder services income. For the twelve months ended December 31, 2016, cardholder processing expenses of $20.8 million and cardholder reward programs expense of $10.6 million were reclassified and reported as a component of cardholder services income.
Revenue Recognition
The standard requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. Descriptions of our noninterest revenue-generating activities that are within the scope of the new revenue ASU are broadly segregated as follows:
Cardholder and Merchant Services - These represent interchange fees from customer debit and credit card transactions that are earned at the time a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been satisfied, which is upon completion of the card transaction. Additionally, ASU 2014-09 requires costs associated with cardholder and merchant services transactions to be netted against the fee income from such transactions when an entity is acting as an agent in providing services to a customer.
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
Other Service Charges and Fees - These include, but are not limited to, check cashing fees, international banking fees, internet banking fees, wire transfer fees and safe deposit fees. The performance obligation is fulfilled, and revenue is recognized, at the point in time the requested service is provided to the customer.
Insurance Commissions - These represent commissions earned on the issuance of insurance products and services. The performance obligation is generally satisfied upon the issuance of the insurance policy and revenue is recognized when the commission payment is remitted by the insurance carrier or policy holder depending on whether the billing is performed by Bancshares or the carrier.
ATM Income - These represent fees imposed on customers and non-customers for engaging in an ATM transaction. Revenue is recognized at the time of the transaction as the performance obligation of rendering the ATM service has been met.
Sales of Other Real Estate (ORE) - ORE property consists of foreclosed real estate used as collateral for loans, closed branches, land acquired and no longer intended for future use by First Citizens Bank (FCB), and other real estate purchased for resale as ORE. Revenue is generally recognized on the date of sale where the performance obligation of providing access and transferring control of the specified ORE property to the buyer in good faith and good title is satisfied. This is recorded as a component of other noninterest income.
Other - This consists of several forms of recurring revenue such as external rental income, parking income, Federal Home Loan Bank (FHLB) dividends and income earned on changes in the cash surrender value of bank-owned life insurance, all of which are outside the scope of ASU 2014-09. The remaining miscellaneous income is the result of immaterial transactions where revenue is recognized when, or as, the performance obligation is satisfied.

Recently Issued Accounting Pronouncements
FASB ASU 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). This ASU requires entities to use the guidance in FASB ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, to determine whether to capitalize or expense implementation costs related to the service contract. This ASU also requires entities to (i) expense capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (ii) present the expense related to the capitalized implementation costs in the same line item on the income statement as fees associated with the hosting element of the arrangement; (iii) classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element; and (iv) present the capitalized implementation costs in the same balance sheet line item that a prepayment for the fees associated with the hosting arrangement would be presented.
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
FASB ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements on fair value measurements by eliminating the requirements to disclose (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU also added specific disclosure requirements for fair value measurements for public entities including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. BancShares will adopt the guidance by the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. A cross-functional team co-led by Corporate Finance and Risk Management is in place to implement the new standard. The team continues to work on critical activities such as building models, documenting accounting policies, reviewing data quality and implementing a reporting and disclosure solution. BancShares continues to evaluate the impact the new standard will have on its consolidated financial statements but the magnitude of this impact has not been determined. The final impact will be dependent, among other items, on loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt during the first quarter of 2019. We expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to our balance sheet will impact our total risk-weighted assets used to determine our regulatory capital levels. Our impact analysis estimates an increase to the Consolidated Balance Sheets ranging between $70.0 million and $80.0 million, as the initial gross up of both assets and liabilities. Capital is expected to be adversely impacted by an estimated three to four basis points. These are preliminary estimates subject to change and will continue to be refined closer to adoption.
EXECUTIVE OVERVIEW

BancShares conducts its banking operations through its wholly owned subsidiary FCB, a state-chartered bank organized under the laws of the state of North Carolina.

BancShares’ earnings and cash flows are primarily derived from our commercial and retail banking activities. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial and retail banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks. The fees generated from these products and services are a primary source of noninterest income and an essential component of our total revenue.

Our strong financial position enables us to pursue growth through strategic acquisitions that enhance organizational value by providing us the opportunity to grow capital and increase earnings. These transactions allow us to strengthen our presence in existing markets as well as expand our footprint into new markets.
Interest rates have presented significant challenges to commercial banks’ efforts to generate earnings and shareholder value. Our strategy continues to focus on maintaining an interest rate risk profile that will benefit net interest income in a rising rate environment.  Management drives to this goal by focusing on core customer deposits and loans in the targeted interest rate risk profile. Additionally, our initiatives focus on growth of noninterest income sources, control of noninterest expenses, optimization of our branch network and further enhancements to our technology and delivery channels.

In lending, we continue to focus our activities within our core competencies of retail, small business, medical, commercial and commercial real estate lending to build a diversified portfolio. Our low to moderate risk appetite continues to govern all lending activities.

Our initiatives also pursue additional noninterest fee income through enhanced credit card offerings and expanded wealth management and merchant services. We have redesigned our credit card programs to offer more competitive products, intended to both increase the number of accounts and frequency of card usage. Enhancements include more comprehensive reward programs and improved card benefits. In wealth management, we have broadened our products and services to better align with the specialized needs and desires of those customers.

Our goals are to increase efficiencies and control costs while effectively executing an operating model that best serves our customers’ needs. We seek the appropriate footprint and staffing levels to take efficient advantage of the revenue opportunities in each of our markets. Management is pursuing opportunities to improve our operational efficiency and increase profitability through expense reductions, while continuing enterprise sustainability projects to stabilize the operating environment. Such initiatives include the automation of certain manual processes, elimination of duplicated and outdated systems, enhancements to existing technology and implementation of new digital technologies, reduction of discretionary spending and actively managing personnel expenses. We review vendor agreements and larger third party contracts for cost savings. We also seek to increase profitability through optimizing our branch network.

Recent Economic and Industry Developments
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis’ revised estimate of third quarter 2018 GDP growth was 3.4 percent, down from 4.2 percent GDP growth in the second quarter 2018. The estimated real GDP decline in the third quarter primarily reflected a downturn in exports and decelerations in nonresidential fixed investments and in personal consumption expenditures. Imports increased in the third quarter after decreasing in the second. These movements were partly offset by an upturn in private inventory investments.
The U.S. unemployment rate dropped from 4.1 percent in December 2017 to 3.9 percent in December 2018. According to the U.S. Department of Labor, nonfarm payroll employment growth in 2018 was 2.7 million, compared to 2.2 million in 2017.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the fourth quarter that the U.S. labor market continued to strengthen and economic activity has been rising at a strong rate. In view of realized and expected labor market conditions and inflation, the FOMC decided to raise the federal funds rate target range by another 25 basis points to 2.25 to 2.50 percent. In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0 percent inflation.
The U.S. Census Bureau and the Department of Housing and Urban Development's latest estimate for sales of new single-family homes in November 2018 was at a seasonally adjusted annual rate of 657,000, down 7.7 percent from the November 2017 estimate of 712,000. Purchases of existing homes in 2018 are also down 10.3 percent from a year ago.
Despite the mixed economic data, the trends in the banking industry are very strong as shown in the latest national banking results from the third quarter of 2018. FDIC-insured institutions reported a 29.3 percent increase in net income compared to the third quarter of 2017 as a result of growth in net interest income, higher noninterest income and a lower effective tax rate due to the Tax Cuts and Jobs Act of 2017 (Tax Act). Using the higher effective tax rate before the enactment of the Tax Act, estimated net income for the third quarter of 2018 would have increased 13.9 percent compared to the same period in 2017. Loan-loss provisions declined by 12.6 percent while noninterest expense rose by 4.0 percent from a year earlier. Banking industry average net interest margin was 3.45 percent in the third quarter of 2018, up from 3.30 percent in the same quarter a year ago as average asset yields outpaced average funding costs. Total loans increased by 4.0 percent over the past twelve months primarily due to growth in commercial and industrial loans as well as consumer loans, which includes credit card balances.

FINANCIAL PERFORMANCE SUMMARY
For the year ended December 31, 2018, net income was $400.3 million, or $33.53 per share, compared to $323.8 million, or $26.96 per share, during 2017. The return on average assets was 1.15 percent during 2018, compared to 0.94 percent during 2017. The return on average shareholders' equity was 11.69 percent and 10.10 percent for the respective periods. The $76.6 million, or 23.6 percent increase in net income was primarily the result of the following:
Income Statement Highlights

•
Net interest income for the year ended 2018 increased $149.0 million, or by 14.1 percent, compared to the year ended 2017. The taxable-equivalent net interest margin was 3.69 percent for the year ended 2018, an increase of 39 basis points from the year ended 2017. These increases were driven by loan growth, increases in both loan and investment yields, and lower debt balances.

•
BancShares recorded net provision expense for loan and lease losses of $28.5 million in 2018, compared to $25.7 million in 2017. The net provision expense on non-PCI loans was $29.2 million for 2018, compared to $29.1 million net provision expense in 2017. Provision expense remained relatively stable due to strong credit quality, offset by loan growth. The net charge-off to average Non-PCI loans was 0.11% for the year, up 1 basis point from 2017.

•
Noninterest income for the year ended 2018 totaled $400.1 million, a decrease of $121.8 million, or 23.34%, from the prior year. The decrease was primarily due to acquisition gains of $134.7 million recognized in 2017 that did not occur in 2018. Noninterest income generated from our fee-income producing lines of business increased by $19.8 million, led by wealth services and bankcard lines which increased $11.2 million and $7.9 million, respectively.

•
Noninterest expense was $1.08 billion for the year ended December 31, 2018, compared to $1.01 billion for the same period in 2017. The increase was primarily attributable to personnel, net occupancy and furniture and equipment expense.

•
Income tax expense was $103.3 million and $219.9 million for the years ended 2018 and 2017, respectively. The decrease in 2018 was primarily due to the decrease in the federal corporate tax rate from 35 percent to 21 percent and a $15.7 million tax benefit recorded in 2018, both as a result of the Tax Act. Income tax expense for 2017 also included additional provisional tax expense of $25.8 million primarily to re-measure the deferred tax assets at the lower federal corporate tax rate.

Balance Sheet Highlights

•
Loan growth was strong during 2018, as loans increased by $1.93 billion, or by 8.2 percent to $25.52 billion, primarily driven by originated portfolio growth and net loans acquired from HomeBancorp, Capital Commerce and Palmetto Heritage. Excluding current year acquired loans of $798.7 million, total loans increased by $1.13 billion, or 4.8 percent.

•
The allowance for loan and lease losses as a percentage of total loans was 0.88 percent at December 31, 2018, compared to 0.94 percent at December 31, 2017. At December 31, 2018, BancShares’ nonperforming assets, including nonaccrual loans and OREO, decreased $10.4 million to $133.9 million from $144.3 million at December 31, 2017.

•
Deposit growth continued in 2018, up $1.41 billion, or by 4.8 percent to $30.67 billion, primarily due to organic growth of $675.7 million and the addition of deposit balances from the HomeBancorp, Capital Commerce and Palmetto Heritage acquisitions of $730.5 million.

Capital Highlights

•	For the full year 2018, we returned $182.6 million of capital to shareholders through repurchases of 382,000 shares of class A common stock for $165.3 million and cash dividends of $17.2 million.

•	Common shareholders' equity increased to $3.49 billion on December 31, 2018, compared to$3.33 billion on December 31, 2017.

•
BancShares remained well-capitalized at December 31, 2018, under Basel III capital requirements with a total risk-based capital ratio of 13.99 percent, Tier 1 risk based capital ratio and common Tier 1 ratio of 12.67 percent and leverage capital ratio of 9.77 percent.

BUSINESS COMBINATIONS

FCB has evaluated the financial statement significance for all business combinations that were completed during 2018 and 2017. FCB has concluded that the completed business combinations noted below are not material to Bancshares' financial statements, individually or in aggregate, and therefore, pro forma financial data has not been not included.

First South Bancorp, Inc.

On January 10, 2019, FCB and First South Bancorp, Inc. (First South Bancorp) entered into a definitive merger agreement for the acquisition by FCB of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 per share will be paid to the shareholders of First South Bancorp for each share of common stock, totaling approximately $37.5 million. The total consideration assumes the conversion of all Series A preferred shares into common stock. The transaction is anticipated to close during the second quarter of 2019, subject to the receipt of regulatory approvals and the approval of First South Bancorp's shareholders, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence and enhance banking efforts in South Carolina. As of December 31, 2018, First South Bancorp reported $238.5 million in consolidated assets, $180.9 million in loans and $204.1 million in deposits.

Biscayne Bancshares, Inc.

On November 15, 2018, FCB and Biscayne Bancshares, Inc. (Biscayne Bancshares) entered into a definitive merger agreement for the acquisition by FCB of Coconut Grove, Florida-based Biscayne Bancshares and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 per share will be paid to the shareholders of Biscayne Bancshares for each share of common stock, totaling approximately $118.7 million. The transaction is expected to close during the second quarter of 2019, subject to the receipt of regulatory approvals, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence and enhance banking efforts in South Florida. As of December 31, 2018, Biscayne Bancshares reported $1.01 billion in consolidated assets, $850.3 million in loans and $746.4 million in deposits.

Palmetto Heritage Bancshares, Inc.

On November 1, 2018, FCB completed the merger of Pawleys Island, South Carolina-based Palmetto Heritage Bancshares, Inc. (Palmetto Heritage) and its subsidiary, Palmetto Heritage Bank & Trust, into FCB. Under the terms of the agreement, cash consideration of $135.00 per share was paid to the shareholders of Palmetto Heritage for each share of Palmetto Heritage's common stock, with total consideration paid of $30.4 million. The merger allowed FCB to expand its presence and enhance banking efforts in the South Carolina coastal markets.

The Palmetto Heritage transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2018, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $162.2 million, including $131.3 million in Non-Purchased Credit Impaired (Non-PCI) loans, $3.9 million in Purchased Credit Impaired (PCI) Loans and $1.7 million in a core deposit intangible. Liabilities assumed were $149.3 million, of which $124.9 million were deposits. As a result of the transaction, FCB recorded $17.5 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

Table 2 provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Table 2
PALMETTO HERITAGE PURCHASE PRICE, NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

(Dollars in thousands)	As recorded by FCB
Purchase Price		$30,426
Assets
Cash and due from banks	$6,418
Investment securities	4,549
Loans	135,146
Premises and equipment	5,369
Other real estate owned	2,319
Income earned not collected	531
Intangible assets	1,706
Other assets	6,210
Fair value of assets acquired	162,248
Liabilities
Deposits	124,892
Accrued interest payable	177
Borrowings	24,000
Other liabilities	203
Fair value of liabilities assumed	$149,272
Fair value of net assets assumed		12,976
Goodwill recorded for Palmetto Heritage		$17,450

Merger-related expenses of $546 thousand from the Palmetto Heritage transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2018. Loan-related interest income generated from Palmetto Heritage was approximately $1.2 million since the acquisition date.

Capital Commerce Bancorp, Inc.

On October 2, 2018, FCB completed the merger of Milwaukee, Wisconsin-based Capital Commerce Bancorp, Inc. (Capital Commerce) and its subsidiary, Securant Bank & Trust, into FCB. Under the terms of the merger agreement, cash consideration of $4.75 per share was paid to the shareholders of Capital Commerce for each share of Capital Commerce's common stock, with total consideration paid of $28.1 million. The merger allowed FCB to expand its presence and enhance banking efforts in the Milwaukee market.

The Capital Commerce transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2018, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $221.9 million, including $173.4 million in non-PCI loans, $10.8 million in PCI loans and $2.7 million in a core deposit intangible. Liabilities assumed were $204.5 million, of which $172.4 million were deposits. As a result of the transaction, FCB recorded $10.7 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

Table 3 provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Table 3
CAPITAL COMMERCE PURCHASE PRICE, NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

(Dollars in thousands)	As recorded by FCB
Purchase Price		$28,063
Assets
Cash and due from banks	$3,244
Overnight investments	1,065
Investment securities	17,865
Loans	184,126
Premises and equipment	3,773
Income earned not collected	621
Intangible assets	2,680
Other assets	8,513
Fair value of assets acquired	221,887
Liabilities
Deposits	172,387
Accrued interest payable	263
Borrowings	30,624
Other liabilities	1,230
Fair value of liabilities assumed	$204,504
Fair value of net assets assumed		17,383
Goodwill recorded for Capital Commerce		$10,680

Merger-related expenses of $1.2 million from the Capital Commerce transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2018. Loan-related interest income generated from Capital Commerce was approximately $3.2 million since the acquisition date.

HomeBancorp, Inc.

On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 per share was paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock, with total consideration paid of $112.7 million. The merger allowed FCB to expand its footprint in Florida by entering into the Tampa and Orlando markets.

The HomeBancorp transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2018, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $842.7 million, including $550.6 million in non-PCI loans, $15.6 million in PCI loans and $9.9 million in a core deposit intangible. Liabilities assumed were $787.7 million, of which $619.6 million were deposits. As a result of the transaction, FCB recorded $57.6 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

Table 4 provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Table 4
HOMEBANCORP PURCHASE PRICE, NET ASSETS ACQUIRED AND NET LIABILITIES ASSUMED

(Dollars in thousands)	As recorded by FCB
Purchase Price		$112,657
Assets
Cash and due from banks	$6,359
Overnight investments	10,393
Investment securities	200,918
Loans held for sale	791
Loans	566,173
Premises and equipment	6,542
Other real estate owned	2,135
Income earned not collected	2,717
Intangible assets	13,206
Other assets	33,459
Fair value of assets acquired	842,693
Liabilities
Deposits	619,589
Accrued interest payable	1,020
Borrowings	161,917
Other liabilities	5,126
Fair value of liabilities assumed	$787,652
Fair value of net assets assumed		55,041
Goodwill recorded for HomeBancorp		$57,616

Merger-related expenses of $2.3 million from the HomeBancorp transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2018. Loan-related interest income generated from HomeBancorp was approximately $17.4 million since the acquisition date.

Guaranty Bank
On May 5, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Guaranty Bank (Guaranty) of Milwaukee, Wisconsin. The Guaranty transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on May 4, 2018, with no material changes to the original calculated fair values.

The fair value of the assets acquired was $875.1 million, including $574.6 million in non-PCI loans, $114.5 million in PCI loans and $9.9 million in a core deposit intangible. Liabilities assumed were $982.7 million, of which $982.3 million were deposits. The total gain on the transaction was $122.7 million which is included in noninterest income in the Consolidated Statements of Income.

Merger-related expenses of $2.3 million and $7.4 million were recorded in the Consolidated Statements of Income for the years ended December 31, 2018, and December 31, 2017, respectively. Loan-related interest income generated from Guaranty was approximately $17.3 million and $20.5 million for the years ended December 31, 2018, and December 31, 2017, respectively. While the acquisition gain of $122.7 million was significant for 2017, the ongoing contribution of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.

Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores, and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

Harvest Community Bank
On January 13, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Harvest Community Bank (HCB) of Pennsville, New Jersey. The HCB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on January 12, 2018, with no material changes to the original calculated fair values.

The fair value of the assets acquired was $111.6 million, including $85.1 million in PCI loans and $850 thousand in a core deposit intangible. Liabilities assumed were $121.8 million, of which the majority were deposits. The total gain on the transaction was $12.0 million, which is included in noninterest income in the Consolidated Statements of Income.

There were no merger-related expenses recorded for the year ended December 31, 2018, and $1.2 million were recorded in the Consolidated Statements of Income for the year ended December 31, 2017. Loan-related interest income generated from HCB was approximately $3.7 million and $3.8 million for the years ended December 31, 2018, and December 31, 2017, respectively.

All loans resulting from the HCB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI under ASC 310-30.

FDIC-ASSISTED TRANSACTIONS

As at December 31, 2018 and 2017, BancShares completed fourteen FDIC-assisted transactions since 2009. The carrying value of FDIC-assisted acquired loans at December 31, 2018 was approximately $781.4 million. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements that, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.

At December 31, 2018, shared-loss protection remains for single family residential loans acquired in the amount of $55.6 million. Cumulative losses incurred through December 31, 2018, totaled $1.20 billion. Cumulative amounts reimbursed by the FDIC through December 31, 2018, totaled $674.8 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. As of December 31, 2018, and December 31, 2017, the estimated clawback liability was $105.6 million and $101.3 million, respectively. The clawback liability dates are March 2020 and March 2021.

Table 5 provides changes in the FDIC shared-loss payable (clawback liability) for the years ended December 31, 2018 and December 31, 2017.

Table 5
FDIC CLAWBACK LIABILITY

(Dollars in thousands)	2018	2017
Beginning balance	$101,342	$97,008
Accretion	4,023	3,851
Adjustments related to changes in assumptions	253	483
Ending balance	$105,618	$101,342

Table 6
AVERAGE BALANCE SHEETS

	2018			2017
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases(1)	$24,483,719	$1,075,682	4.39%	$22,725,665	$959,785	4.22%
Investment securities:
U.S. Treasury	1,514,598	28,277	1.87	1,628,088	18,015	1.11
Government agency	106,067	2,697	2.54	38,948	647	1.66
Mortgage-backed securities	5,241,865	113,698	2.17	5,206,897	98,341	1.89
Corporate bonds and other	104,796	5,727	5.46	60,950	3,877	6.36
State, county and municipal	210	11	5.29	—	—	—
Marketable equity securities(2)	107,393	1,048	0.98	101,681	698	0.69
Total investment securities	7,074,929	151,458	2.14	7,036,564	121,578	1.73
Overnight investments	1,289,013	21,997	1.71	2,451,417	26,846	1.10
Total interest-earning assets	32,847,661	$1,249,137	3.80%	32,213,646	$1,108,209	3.44%
Cash and due from banks	281,510			417,229
Premises and equipment	1,164,542			1,133,255
Allowance for loan and lease losses	(223,300)			(226,465)
Other real estate owned	47,053			56,478
Other assets	762,446			708,724
Total assets	$34,879,912			$34,302,867

Liabilities
Interest-bearing deposits:
Checking with interest	$5,188,542	$1,257	0.02%	$4,956,498	$1,021	0.02%
Savings	2,466,734	789	0.03	2,278,895	717	0.03
Money market accounts	7,993,943	10,664	0.13	8,136,731	6,969	0.09
Time deposits	2,427,949	9,773	0.40	2,634,434	7,489	0.28
Total interest-bearing deposits	18,077,168	22,483	0.12	18,006,558	16,196	0.09
Repurchase obligations	555,555	1,738	0.31	649,252	2,179	0.34
Other short-term borrowings	58,686	1,919	3.27	77,680	2,659	3.39
Long-term obligations	304,318	10,717	3.48	842,863	22,760	2.67
Total interest-bearing liabilities	18,995,727	36,857	0.19	19,576,353	43,794	0.22
Demand deposits	12,088,081			11,112,786
Other liabilities	373,163			407,478
Shareholders' equity	3,422,941			3,206,250
Total liabilities and shareholders' equity	$34,879,912			$34,302,867
Interest rate spread			3.61%			3.22%
Net interest income and net yield
on interest-earning assets		$1,212,280	3.69%		$1,064,415	3.30%
(1) Loans and leases include PCI and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $8.8 million, $9.7 million, $9.9 million, $14.8 million and $16.5 million for the years ended 2018, 2017, 2016, 2015, and 2014, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0 percent for 2018, and 35.0 percent for all other years presented, as well as state income tax rates of 3.4 percent, 3.1 percent, 3.1 percent, 5.5 percent, and 6.2 percent for the years ended 2018, 2017, 2016, 2015, and 2014, respectively. The taxable-equivalent adjustment was $3,380, $4,519, $5,093, $6,326 and $3,988 for the years ended 2018, 2017, 2016, 2015, and 2014, respectively.
(2) Marketable equity securities income represents dividends.

Table 6
AVERAGE BALANCE SHEETS (continued)

2016			2015			2014
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

$20,897,395	$881,266	4.22%	$19,528,153	$880,381	4.51%	$14,820,126	$703,716	4.75%

1,548,895	12,078	0.78	2,065,750	15,918	0.77	1,690,186	12,139	0.72
332,107	2,941	0.89	801,408	7,095	0.89	1,509,868	7,717	0.51
4,631,927	79,336	1.71	4,141,703	65,815	1.59	2,769,255	36,492	1.32
30,347	1,783	5.88	1,042	178	17.08	4,779	254	5.31
49	1	2.69	903	53	5.85	295	21	7.12
73,030	911	1.25	961	28	2.93	19,697	385	1.95
6,616,355	97,050	1.47	7,011,767	89,087	1.27	5,994,080	57,008	0.95
2,754,038	14,534	0.53	2,353,237	6,067	0.26	1,417,845	3,712	0.26
30,267,788	$992,850	3.28%	28,893,157	$975,535	3.38%	22,232,051	$764,436	3.44%
467,315			469,270			493,947
1,128,870			1,125,159			943,270
(209,232)			(206,342)			(210,937)
66,294			76,845			87,944
718,457			714,146			558,129
$32,439,492			$31,072,235			$24,104,404

$4,484,557	$910	0.02%	$4,170,598	$856	0.02%	$2,988,287	$779	0.03%
2,024,656	615	0.03	1,838,531	479	0.03	1,196,096	624	0.05
8,148,123	6,472	0.08	8,236,160	7,051	0.09	6,733,959	6,527	0.10
2,959,757	10,172	0.34	3,359,794	12,844	0.38	3,159,510	16,856	0.53
17,617,093	18,169	0.10	17,605,083	21,230	0.12	14,077,852	24,786	0.18
721,933	1,861	0.26	606,357	1,481	0.24	159,696	350	0.22
7,536	104	1.38	227,937	3,179	1.39	632,146	8,827	1.40
811,755	22,948	2.83	547,378	18,414	3.36	403,925	16,388	4.06
19,158,317	43,082	0.22	18,986,755	44,304	0.23	15,273,619	50,351	0.33
9,898,068			8,880,162			6,290,423
381,838			408,018			284,070
3,001,269			2,797,300			2,256,292
$32,439,492			$31,072,235			$24,104,404
		3.06%			3.15%			3.11%

	$949,768	3.14%		$931,231	3.22%		$714,085	3.21%

Table 7
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2018			2017
	Change from previous year due to:			Change from previous year due to:
		Yield/	Total		Yield/	Total
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Assets
Loans and leases(1)	$65,709	$50,188	$115,897	$77,836	$683	$78,519
Investment securities:
U.S. Treasury	(1,255)	11,517	10,262	722	5,215	5,937
Government agency	1,115	935	2,050	(3,730)	1,436	(2,294)
Mortgage-backed securities	586	14,771	15,357	10,250	8,755	19,005
Corporate bonds and other	2,789	(939)	1,850	1,874	220	2,094
State, county and municipal	11	—	11	(1)	—	(1)
Marketable equity securities(2)	39	311	350	277	(490)	(213)
Total investment securities	3,285	26,595	29,880	9,392	15,136	24,528
Overnight investments	(12,729)	7,880	(4,849)	(2,495)	14,807	12,312
Total interest-earning assets	$56,265	$84,663	$140,928	$84,733	$30,626	$115,359
Liabilities
Interest-bearing deposits:
Checking with interest	$48	$188	$236	$103	$8	$111
Savings	59	13	72	89	13	102
Money market accounts	(123)	3,818	3,695	(163)	660	497
Time deposits	(587)	2,871	2,284	(1,007)	(1,676)	(2,683)
Total interest-bearing deposits	(603)	6,890	6,287	(978)	(995)	(1,973)
Repurchase obligations	(314)	(127)	(441)	(224)	542	318
Other short-term borrowings	(607)	(133)	(740)	1,686	869	2,555
Long-term obligations	(13,316)	1,273	(12,043)	996	(1,184)	(188)
Total interest-bearing liabilities	(14,840)	7,903	(6,937)	1,480	(768)	712
Change in net interest income	$71,105	$76,760	$147,865	$83,253	$31,394	$114,647
(1) Loans and leases include PCI loans, non-PCI loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. The rate/volume variance is allocated equally between the changes in volume and rate.
(2) Marketable equity securities income represents dividends.

NET INTEREST INCOME

Net interest income was $1.21 billion for the year ended December 31, 2018, an increase of $149.0 million, or 14.1 percent, compared to the same period in 2017. Interest income increased $142.1 million due to increased average loan balances primarily in the commercial, residential and business loan portfolios, coupled with increased yields primarily on equity lines, commercial loans and business loans. Interest expense decreased by $6.9 million due to the early extinguishment of FHLB borrowings in the first quarter of 2018, partially offset by an increase in rates paid on deposit accounts, primarily money market and time deposits. Net interest income for the year ended December 31, 2017, was $1.06 billion, a $115.2 million increase from 2016, primarily due to increased average loan balances and improvements in interest earned on investments and excess cash held in overnight investments.
Interest income from loans and leases was $1.07 billion during 2018, an increase of $117.4 million compared to 2017. The increase was primarily due to loan growth and higher yields, as well as contributions from the HomeBancorp, Capital Commerce and Palmetto Heritage acquisitions. Interest income from loans and leases increased $79.2 million between 2016 and 2017, reflecting increased average loan balances due to originated loan growth and the contribution from the Guaranty acquisition.
Interest income earned on investment securities was $150.7 million, $121.2 million and $96.8 million during 2018, 2017 and 2016, respectively. The $29.5 million increase in 2018 compared to 2017 was due to a 41 basis point improvement in the investment yield resulting from the reinvestment of cash from maturities and sales into higher yielding, short duration securities. Interest income earned on investment securities in 2017 increased $24.4 million compared to 2016, primarily due to a 26 basis point increase in yield resulting from the reinvestment of cash from maturities and sales into higher yielding, short duration, mortgage-backed securities.

Interest expense on interest-bearing deposits was $22.5 million in 2018, an increase of $6.3 million compared to 2017, primarily due to higher rates paid on money market and time deposits. Interest expense on interest-bearing deposits decreased $2.0 million between 2016 and 2017, primarily due to a decline in time deposit balances. Interest expense on borrowings was $14.4 million in 2018, a decrease of $13.2 million compared to 2017, primarily related to lower borrowing costs due to debt extinguishments in the first quarter of 2018. Interest expense on borrowings increased $2.7 million between 2016 and 2017, primarily related to an increase in FHLB borrowings.
The year-to-date taxable-equivalent net interest margin for 2018 was 3.69 percent, compared to 3.30 percent during 2017. The margin increase was primarily due to higher loan balances, improved yields on loans and investments, and lower borrowing costs. This increase was partially offset by higher deposit costs and lower overnight investment balances. Yields on loans, investment securities and overnight investments increased 17 basis points, 41 basis points and 61 basis points, respectively, primarily due to the positive impact of four 25 basis point increases in the federal funds target rate since the fourth quarter of 2017. Investment securities yields also benefited from reinvesting cash flows from maturities, sales and paydowns into higher yielding, short duration securities. The year-to-date taxable equivalent net interest margin for 2017 was 3.30 percent, compared to 3.14 percent during 2016. The margin increase was primarily due to higher loan and mortgage-backed security balances, improved yields on investments, and excess cash held in overnight investments.
Average interest-earning assets increased $634.0 million, or by 2.0 percent, for the year ended December 31, 2018. Growth in average interest-earning assets during 2018 was primarily due to organic loan growth and loans acquired from HomeBancorp, Capital Commerce and Palmetto Heritage, offset by the reduction in overnight investments used to fund the early extinguishment of FHLB borrowings. The year-to-date taxable-equivalent yield on interest-earning assets in 2018 improved 36 basis points to 3.80 percent. The increase was primarily the result of loan growth, improved yields on loans and investments and excess cash held in overnight investments. Average interest-earning assets increased $1.94 billion between 2016 and 2017 primarily due to organic loan growth funded largely by deposit growth, as well as the addition of loans from the Guaranty and HCB acquisitions.
Average interest-bearing liabilities decreased $580.6 million for the full year of 2018 compared to 2017, primarily due to the early extinguishments of FHLB borrowings in the first quarter of 2018. Average interest-bearing liabilities increased $418.0 million between 2016 and 2017, primarily due to growth in interest-bearing savings and checking accounts and incremental FHLB borrowings of $175.0 million in 2017. The rate paid on interest-bearing liabilities decreased 3 basis points to 0.19 percent in 2018 compared to 0.22 percent in both 2017 and 2016, primarily due to lower borrowings.
NONINTEREST INCOME

Table 8
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Service charges on deposit accounts	$105,486	$101,201	$89,359
Wealth management services	97,966	86,719	80,221
Cardholder services, net	65,478	57,583	47,319
Other service charges and fees	30,606	28,321	27,011
Gain on extinguishment of debt	26,553	12,483	—
Merchant services, net	24,504	22,678	20,900
Mortgage income	16,433	23,251	20,348
Insurance commissions	12,702	12,465	11,150
ATM income	7,980	9,143	7,283
Securities gains, net	351	4,293	26,673
Gain on acquisitions	—	134,745	5,831
Net impact from FDIC loss share termination	—	(45)	16,559
Adjustments to FDIC shared-loss receivable	(6,341)	(6,232)	(9,725)
Marketable equity securities losses, net	(7,610)	—	—
Other	26,041	35,358	34,170
Total noninterest income	$400,149	$521,963	$377,099

For the year ended December 31, 2018, total noninterest income was $400.1 million, compared to $522.0 million for the same period in 2017, a decrease of $121.8 million, or by 23.3 percent. Excluding $134.7 million in gains on the Guaranty and HCB acquisitions in 2017, total noninterest income increased $12.9 million, or by 3.3 percent. The year-to-date change was primarily attributable to the following:

•
The gain on extinguishment of debt increased by $14.1 million in 2018 due to the early termination of FHLB advances with a realized gain of $26.6 million, compared to the early termination of forward starting FHLB advances in 2017 with a realized gain of $12.5 million.

•
Wealth management services income increased by $11.2 million primarily due to an increase in sales volume on annuity products, increased brokerage income and increased commissions earned on trust services due to increased assets under management.

•
Merchant and cardholder services income increased by $9.7 million due to an increase in sales volume, cost savings achieved by converting credit card processing services and incentives received from our new service provider.

•
Service charges on deposit accounts increased by $4.3 million primarily due to an increase in the volume of overdraft transactions driven by the full year impact of these fees generated from 2017 acquisitions.

•	Gains on sales of securities decreased by $3.9 million.

•	Acquired recoveries decreased $4.5 million.

•	Mortgage income decreased $6.8 million primarily due to lower sales volumes at lower margins.

•	Marketable equity securities losses decreased income by $7.6 million due to unfavorable movements in the stock market during the fourth quarter of 2018.

For the year ended December 31, 2017, total noninterest income was $522.0 million, compared to $377.1 million for the same period in 2016, an increase of $144.9 million, or by 38.4 percent. Excluding the $134.7 million in gains on the Guaranty and HCB acquisitions in 2017 and the $5.8 million in gains on the FCSB and NMSB acquisitions in 2016, total noninterest income increased $16.0 million, or by 4.3 percent. The year-to-date change was primarily attributable to the following:

•	Gain on extinguishment of debt of $12.5 million due to the early termination of two forward-starting FHLB advances in 2017.

•	Merchant and cardholder services income increased by $12.0 million due to increases in sales volume and income from the Guaranty acquisition.

•	Service charges on deposits increased by $11.8 million primarily due to the Guaranty acquisition, as well as increased fees charged on certain transactions.

•
Wealth management services income increased by $6.5 million driven primarily by an increase in sales volume on annuity products, increased brokerage income and higher commissions earned on trust services.

•	Lower FDIC receivable adjustments of $3.5 million primarily due to a decrease in OREO and loan expenses related to shared-loss agreements.

•	Mortgage income increased $2.9 million primarily attributable to mortgage servicing rights retained related to the sale of certain residential mortgage loans.

•	A decrease in noninterest income attributed to the 2016 net impact from the FDIC shared-loss termination of $16.6 million recognized in 2016.

•	A decrease in gains on sales of securities of $22.4 million due to lower investment portfolio sales in 2017 compared to 2016.

NONINTEREST EXPENSE

Table 9
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Salaries and wages	$527,691	$490,610	$443,746
Employee benefits	118,203	105,975	94,340
Occupancy expense	109,169	104,690	102,609
Equipment expense	102,909	97,478	92,501
Processing fees paid to third parties	30,017	25,673	18,976
FDIC insurance expense	18,890	22,191	20,967
Core deposit intangible amortization	17,165	17,194	16,851
Collection and foreclosure-related expenses	16,567	14,407	13,379
Consultant expense	14,345	14,963	10,931
Advertising expense	11,650	11,227	10,239
Telecommunications	10,471	12,172	14,496
Merger-related expenses	6,462	9,015	5,341
Other	93,432	86,874	93,390
Total noninterest expense	$1,076,971	$1,012,469	$937,766

For the year ended December 31, 2018, total noninterest expense was $1.08 billion, compared to $1.01 billion for the same period in 2017, an increase of $64.5 million, or 6.4 percent. The year-to-date change was primarily attributable to the following:

•
Personnel expense, which includes salaries, wages and employee benefits, increased by $49.3 million, primarily driven by payroll incentive and commission increases and net staff additions (that includes acquired bank personnel), merit increases and higher health insurance costs.

•	Equipment expense increased by $5.4 million due to investments in new technologies as well as upgrades and maintenance to existing equipment.

•
Occupancy expense increased by $4.5 million primarily due to costs associated with the HomeBancorp, Capital Commerce and Palmetto Heritage Bank acquisitions, as well as higher depreciation and maintenance expenses.

•
Processing fees paid to third parties increased by $4.3 million primarily due to higher online bill pay service activity and additional core processing expense driven by acquisitions and organic growth.

•	Merger-related expenses decreased by $2.6 million primarily caused by the 2017 acquisitions of Guaranty and HCB.

For the year ended December 31, 2017, total noninterest expense was $1.01 billion, compared to $937.8 million for the same period in 2016, an increase of $74.7 million, or 8.0 percent. The year-to-date change was primarily attributable to the following:

•
Personnel expense, which includes salaries, wages and employee benefits, increased by $58.5 million primarily driven by acquired bank personnel, merit increases, staff additions and payroll incentive plans.

•	Processing fees paid to third parties increased by $6.7 million primarily due to core processing expenses related to the acquisitions of Guaranty and HCB.

•	Equipment expense increased by $5.0 million attributable to investments in new technology as well as upgrades to existing equipment.

•	Consultant expense increased by $4.0 million primarily due to regulatory, accounting and compliance-related services.

•	Merger-related expense increased by $3.7 million primarily driven by costs associated with the Guaranty and HCB acquisitions in 2017.

INCOME TAXES

For 2018, income tax expense was $103.3 million compared to $219.9 million during 2017 and $125.6 million during 2016, reflecting effective tax rates of 20.5 percent, 40.5 percent and 35.8 percent during the respective periods. The Tax Act reduced the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.

During 2018, income tax expense was reduced by $15.7 million to update the provisional amount recorded in 2017 related to Tax Act changes. Excluding the effects of the provisional adjustment, the 2018 effective tax rate would have been 23.6 percent. The accounting for the provisional effects of the Tax Act was completed in 2018.
The increase in the effective tax rate during 2017 was primarily due to the re-measurement of our deferred tax assets which increased income tax expense by a provisional $25.8 million to reflect the Tax Act changes. Excluding the effects of the provisional adjustment, the 2017 effective tax rate would have been 35.7 percent.
INTEREST-EARNING ASSETS

Interest-earning assets include investment securities, loans and leases and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to higher levels of market risk. We strive to maintain a high level of interest-earning assets relative to total assets, while keeping non-earning assets at a minimum.

Interest-earning assets averaged $32.85 billion in 2018, compared to $32.21 billion in 2017. The increase of $634.0 million, or 2.0 percent, was primarily the result of strong originated loan growth and the loans acquired in the HomeBanc, Capital Commerce and Palmetto Heritage acquisitions, partially offset by lower overnight investments related to the use of funds for the extinguishment of FHLB debt obligations during the first quarter of 2018.

Investment Securities

The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares' objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note A and Note C in the Notes to Consolidated Financial Statements for additional disclosures regarding investment securities.

The adoption of ASU 2016-01 in the first quarter of 2018 resulted in marketable equity investments being reported separately in the Consolidated Balance Sheets and the change in fair value of those investments is reflected in the Consolidated Statements of Income. At adoption, we recorded a cumulative-effect adjustment to the consolidated balance sheet resulting in an $18.7 million increase to retained earnings and a corresponding decrease to AOCI. The fair value of marketable equity securities was $92.6 million and $105.2 million, respectively, at December 31, 2018 and 2017.

The fair value of all investment securities was $6.85 billion at December 31, 2018, a decrease of $329.1 million when compared to $7.18 billion at December 31, 2017. This follows an increase of $173.6 million in total investment securities from December 31, 2016 to December 31, 2017. The decrease in the portfolio from December 31, 2017 was primarily attributable to not reinvesting a portion of U.S. Treasury maturities and mortgage-backed securities principal paydowns over the period. The increase in the portfolio from December 31, 2016, was primarily attributable to investing overnight funds into the investment portfolio and a decline in the net pre-tax unrealized losses on the available for sale portfolio.

On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investments available for sale (AFS) to the held to maturity (HTM) portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The unrealized loss on these securities at the date of transfer was $109.5 million, or $84.3 million net of tax, and continues to be reported as a component of AOCI. This unrealized loss will be accreted out of AOCI into the Consolidated Statements of Income over the remaining expected life of the securities, partially offset by the amortization of the corresponding discount on the transferred securities. As of December 31, 2018, $17.1 million, or $13.2 million net of tax, of the unrealized loss has been accreted from AOCI into interest income. FCB has the intent and ability to retain these securities until maturity.

As of December 31, 2018, investment securities available for sale had a net pre-tax unrealized loss of $50.0 million, compared to a net pre-tax unrealized loss of $48.8 million as of December 31, 2017. After evaluating the AFS securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2018. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

At December 31, 2018, mortgage-backed securities represented 74.5 percent of total investment securities, compared to U.S. Treasury (18.3 percent), government agency securities (3.8 percent), corporate bonds (2.0 percent) and other investments and marketable equity securities (1.4 percent). Overnight investments are with the Federal Reserve Bank and other financial institutions.

See Note C in the Notes to Consolidated Financial Statements for additional disclosures regarding investment securities.

Table 10
INVESTMENT SECURITIES

	December 31
	2018		2017		2016
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale
U.S. Treasury	$1,249,243	$1,247,710	$1,658,410	$1,657,864	$1,650,675	$1,650,319
Government agency	257,252	256,835	—	—	40,291	40,398
Mortgage-backed securities	2,956,793	2,909,339	5,428,074	5,349,426	5,259,466	5,175,425
Marketable equity securities	—	—	75,471	105,208	71,873	83,507
Corporate bonds	139,906	139,101	59,414	59,963	49,367	49,562
Other	3,923	4,125	7,645	7,719	7,615	7,369
Total investment securities available for sale	4,607,117	4,557,110	7,229,014	7,180,180	7,079,287	7,006,580
Investment in marketable equity securities	73,809	92,599	—	—	—	—
Investment securities held to maturity
Mortgage-backed securities	2,184,653	2,201,502	76	81	98	104
Total investment securities	$6,865,579	$6,851,211	$7,229,090	$7,180,261	$7,079,385	$7,006,684

Table 11 presents the investment securities portfolio at December 31, 2018 segregated by major category with ranges of contractual maturities, average contractual maturities and taxable equivalent yields.

Table 11
INVESTMENT SECURITIES

	December 31, 2018
			Average maturity (Yrs./mos.)	Weighted taxable equivalent yield
(Dollars in thousands)	Cost	Fair value
Investment securities available for sale:
U.S. Treasury
Within one year	$1,149,105	$1,146,974	0/4	2.00%
One to five years	100,138	100,736	1/9	2.94
Total	1,249,243	1,247,710	0/6	2.08
Government agency
One to five years	1,482	1,479	4/0	3.33
Five to ten years	15,439	15,387	8/5	3.24
Over ten years	240,331	239,969	23/4	2.88
Total	257,252	256,835	22/4	2.90
Mortgage-backed securities(1)
Five to ten years	1,301,114	1,268,176	8/10	2.03
Over ten years	1,655,679	1,641,163	17/6	2.69
Total	2,956,793	2,909,339	13/9	2.40
Corporate bonds
One to five years	5,535	5,475	4/5	5.00
Five to ten years	134,371	133,626	7/8	2.03
Total	139,906	139,101	13/9	2.40
Other
Over ten years	3,923	4,125	20/1	7.90
Total	3,923	4,125	20/1	7.90
Total investment securities available for sale	4,607,117	4,557,110
Investment in marketable equity securities	73,809	92,599	—	—
Investment securities held to maturity:
Mortgage-backed securities (1)
One to five years	3	3	4/2	4.00
Five to ten years	688,679	693,393	9/3	3.10
Over ten years	1,495,971	1,508,106	17/10	3.25
Total investment securities held to maturity	2,184,653	2,201,502	15/1	3.20
Total investment securities	$6,865,579	$6,851,211
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

Table 12
INVESTMENT SECURITIES - ISSUERS EXCEEDING TEN PERCENT OF SHAREHOLDERS' EQUITY

	December 31, 2018
(Dollars in thousands)	Cost	Fair Value
Federal Home Loan Mortgage Corporation	$1,743,450	$1,738,104
Federal National Mortgage Association	3,142,769	3,118,269

Loans and Leases

Our accounting methods for loans and leases depend on whether they are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since origination. Non-Purchased Credit Impaired (Non-PCI) loans consist of loans which were originated by us or purchased from other institutions that did not reflect credit deterioration at the time of purchase. Purchased Credit Impaired (PCI) loans are purchased loans which reflect credit deterioration since origination such that it is probable at acquisition that we will be unable to collect all contractually required payments.

Loans and leases were $25.52 billion at December 31, 2018, a net increase of $1.93 billion, or 8.2 percent, since December 31, 2017. Non-PCI loans and leases at December 31, 2018 were $24.92 billion, representing 97.6 percent of total loans and leases, compared to $22.83 billion, representing 96.8 percent of total loans and leases at December 31, 2017. The increase in non-PCI loans was primarily driven by $1.31 billion of organic growth in the commercial and residential mortgage portfolios, and the addition of $476.1 million, $168.4 million and $125.7 million in non-PCI loans from the HomeBancorp, Capital Commerce and Palmetto Heritage acquisitions, respectively. PCI loans at December 31, 2018 were $606.6 million, representing 2.4 percent of total loans and leases, compared to $763.0 million, representing 3.2 percent of total loans and leases at December 31, 2017. The PCI portfolio declined over this period by $156.4 million, as a result of loan run-off of $185.0 million, offset by newly acquired PCI loans totaling $28.6 million.

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

Table 13
LOANS AND LEASES

	December 31
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-PCI loans and leases:
Commercial:
Construction and land development	$757,854	$669,215	$649,157	$620,352	$493,133
Commercial mortgage	10,717,234	9,729,022	9,026,220	8,274,548	7,552,948
Other commercial real estate	426,985	473,433	351,291	321,021	244,875
Commercial and industrial and leases	3,938,730	3,625,208	3,393,771	3,099,736	2,560,850
Other	296,424	302,176	340,264	314,832	353,833
Total commercial loans	16,137,227	14,799,054	13,760,703	12,630,489	11,205,639
Noncommercial:
Residential mortgage	4,265,687	3,523,786	2,889,124	2,695,985	2,493,058
Revolving mortgage	2,542,975	2,701,525	2,601,344	2,523,106	2,561,800
Construction and land development	257,030	248,289	231,400	220,073	205,016
Consumer	1,713,781	1,561,173	1,446,138	1,219,821	1,117,454
Total noncommercial loans	8,779,473	8,034,773	7,168,006	6,658,985	6,377,328
Total non-PCI loans and leases	$24,916,700	$22,833,827	$20,928,709	$19,289,474	$17,582,967
PCI loans:
Total PCI loans	$606,576	$762,998	$809,169	$950,516	$1,186,498
Total loans and leases	25,523,276	23,596,825	21,737,878	20,239,990	18,769,465
Less allowance for loan and lease losses	(223,712)	(221,893)	(218,795)	(206,216)	(204,466)
Net loans and leases	$25,299,564	$23,374,932	$21,519,083	$20,033,774	$18,564,999

Allowance for loan and lease losses (ALLL)

During 2018, BancShares transitioned to a dual risk credit grading process. Significant loan growth both organically and through acquisitions, prompted the need to enhance the credit grading process and provide additional granularity in assessing credit risks. This transition allowed us to enhance our ALLL methodology. Specifically, we updated the credit quality indicators used in the ALLL estimation to aggregate credit quality by borrower classification code and added a facility risk rating that provides additional granularity of risks by collateral type. This change in estimate resulted in an immaterial impact to the financial statements.

The ALLL was $223.7 million at December 31, 2018, representing an increase of $1.8 million since December 31, 2017, following an increase of $3.1 million between December 31, 2016 and December 31, 2017. The ALLL as a percentage of total loans was 0.88 percent at December 31, 2018, compared to 0.94 percent and 1.01 percent at December 31, 2017 and December 31, 2016, respectively.

At December 31, 2018, the ALLL allocated to non-PCI loans and leases was $214.6 million, or 0.86 percent of non-PCI loans and leases, compared to $211.9 million, or 0.93 percent, at December 31, 2017, and $205.0 million, or 0.98 percent, at December 31, 2016.

The ALLL as a percentage of Non-PCI loans at December 31, 2018 and 2017 decreased due to improvements in certain loan loss factors and strong credit quality.

The remaining ALLL is allocated to PCI loans and totaled $9.1 million, or 1.51 percent of PCI loans, at December 31, 2018 compared to $10.0 million, or 1.31 percent, at December 31, 2017, and $13.8 million, or 1.70 percent, at December 31, 2016. The ALLL for PCI loans decreased from both periods primarily due to changes in projected cash flows, lower estimated default rates and continued portfolio run-off.

BancShares recorded $28.5 million provision expense for loan and lease losses during 2018, compared to provision expense of $25.7 million for 2017 and $32.9 million for 2016. The increase in provision expense in 2018 was primarily driven by increased net charge offs mainly within consumer credit cards and changes in the PCI provision, partially offset by credit quality improvements and decreased reserve rates.

Provision expense on non-PCI loans and leases was $29.2 million during 2018, compared to $29.1 million and $34.9 million in 2017 and 2016, respectively. Provision expense on non-PCI loans and leases remained relatively stable in 2018 when compared to 2017. The decrease in provision expense in 2017 compared to 2016 was primarily the result of lower reserves on impaired loans and low loan loss rates. Net charge-offs on non-PCI loans and leases were $26.5 million, $22.3 million and $19.7 million for 2018, 2017 and 2016, respectively. On an annualized basis, net charge-offs of non-PCI loans and leases represented 0.11 percent of average non-PCI loans and leases during 2018, compared to 0.10 percent during 2017 and 2016.

The PCI loan portfolio net provision credit was $765 thousand during the year ended December 31, 2018, compared to net provision credits of $3.4 million and $1.9 million during the same periods of 2017 and 2016, respectively. The year over year decrease in net provision credit was primarily attributable to prior period benefits realized as a result of a change in the constant default and prepayment methodology, which yielded a larger net credit in 2017 when compared to 2018. Net charge-offs on PCI loans were $117 thousand during 2018, compared to $296 thousand and $614 thousand for the same periods of 2017 and 2016, respectively. Net charge-offs of PCI loans represented 0.02 percent, 0.04 percent and 0.07 percent of average PCI loans for 2018, 2017 and 2016, respectively.

Management considers the ALLL adequate to absorb estimated inherent losses that relate to loans and leases outstanding at December 31, 2018, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies periodically review the ALLL as part of their exam process, which could result in adjustments to the ALLL based on information available to them at the time of their examination. See "Critical Accounting Policies" and Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for the ALLL.

Table 14 provides details of the ALLL and provision components by loan class for the past five years.

Table 14
ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan and lease losses at beginning of period	$221,893	$218,795	$206,216	$204,466	$233,394
Non-PCI provision for loan and lease losses	29,232	29,139	34,870	22,937	15,260
PCI provision (credit) for loan losses	(765)	(3,447)	(1,929)	(2,273)	(14,620)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(44)	(599)	(680)	(1,012)	(316)
Commercial mortgage	(1,140)	(421)	(987)	(1,498)	(1,147)
Other commercial real estate	(69)	(5)	—	(178)	—
Commercial and industrial and leases	(10,211)	(11,921)	(9,455)	(6,354)	(3,114)
Other	(130)	(912)	(144)	—	(13)
Total commercial loans	(11,594)	(13,858)	(11,266)	(9,042)	(4,590)
Noncommercial:
Residential mortgage	(1,689)	(1,376)	(926)	(1,619)	(1,260)
Revolving mortgage	(3,235)	(2,368)	(3,287)	(2,925)	(4,744)
Construction and land development	(219)	—	—	(22)	(118)
Consumer	(22,817)	(18,784)	(14,108)	(11,696)	(9,787)
Total noncommercial loans	(27,960)	(22,528)	(18,321)	(16,262)	(15,909)
Total non-PCI charge-offs	(39,554)	(36,386)	(29,587)	(25,304)	(20,499)
Non-PCI Recoveries:
Commercial:
Construction and land development	311	521	398	566	207
Commercial mortgage	1,076	2,842	1,281	2,027	2,825
Other commercial real estate	150	27	176	45	124
Commercial and industrial and leases	3,496	3,989	1,729	947	1,048
Other	489	285	539	91	—
Total commercial loans	5,522	7,664	4,123	3,676	4,204
Noncommercial:
Residential mortgage	558	539	467	861	191
Revolving mortgage	1,549	1,282	916	1,173	854
Construction and land development	127	—	66	74	84
Consumer	5,267	4,603	4,267	3,650	2,869
Total noncommercial loans	7,501	6,424	5,716	5,758	3,998
Total non-PCI recoveries	13,023	14,088	9,839	9,434	8,202
Non-PCI loans and leases charged-off, net	(26,531)	(22,298)	(19,748)	(15,870)	(12,297)
PCI loans charged-off, net	(117)	(296)	(614)	(3,044)	(17,271)
Allowance for loan and lease losses at end of period	$223,712	$221,893	$218,795	$206,216	$204,466
Reserve for unfunded commitments	$1,107	$1,032	$1,133	$379	$333

Table 15 provides trends of the ALLL ratios for the past five years.

Table 15
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

(Dollars in thousands)	2018	2017	2016	2015	2014
Average loans and leases:
PCI	$671,128	$845,030	$898,706	$1,112,286	$1,195,238
Non-PCI	23,812,591	21,880,635	19,998,689	18,415,867	13,624,888
Loans and leases at period end:
PCI	606,576	762,998	809,169	950,516	1,186,498
Non-PCI	24,916,700	22,833,827	20,928,709	19,289,474	17,582,967
Allowance for loan and lease losses allocated to loans and leases:
PCI	9,144	10,026	13,769	16,312	21,629
Non-PCI	214,568	211,867	205,026	189,904	182,837
Total	$223,712	$221,893	$218,795	$206,216	$204,466
Net charge-offs to average loans and leases:
PCI	0.02%	0.04%	0.07%	0.27%	1.44%
Non-PCI	0.11	0.10	0.10	0.09	0.09
Total	0.11	0.10	0.10	0.10	0.20
Allowance for loan and lease losses to total loans and leases:
PCI	1.51	1.31	1.70	1.72	1.82
Non-PCI	0.86	0.93	0.98	0.98	1.04
Total	0.88	0.94	1.01	1.02	1.09

Table 16 details the allocation of the ALLL among the various loan types. See Note E in the Notes to Consolidated Financial Statements for additional disclosures regarding the ALLL.

Table 16
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2018		2017		2016		2015		2014
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Non-PCI loans and leases
Commercial:
Construction and land development - commercial	$35,270	3.0%	$24,470	2.8%	$28,877	3.0%	$16,288	3.1%	$11,961	2.9%
Commercial mortgage	43,451	42.0	45,005	41.2	48,278	41.4	69,896	40.8	85,189	40.3
Other commercial real estate	2,481	1.7	4,571	2.0	3,269	1.6	2,168	1.6	732	1.3
Commercial and industrial and leases	55,620	15.3	59,824	15.4	56,132	15.6	48,640	15.3	35,013	13.6
Other	2,221	1.2	4,689	1.3	3,127	1.6	1,855	1.6	3,184	1.9
Total commercial	139,043	63.2	138,559	62.7	139,683	63.2	138,847	62.4	136,079	60.0
Noncommercial:
Residential mortgage	15,472	16.7	15,706	15.0	12,366	13.3	14,105	13.3	10,661	13.4
Revolving mortgage	21,862	10.0	22,436	11.4	23,094	12.0	15,971	12.5	18,650	13.7
Construction and land development - noncommercial	2,350	1.0	3,962	1.1	1,596	1.1	1,485	1.1	892	0.6
Consumer	35,841	6.7	31,204	6.6	28,287	6.7	19,496	6.0	16,555	6.0
Total noncommercial	75,525	34.4	73,308	34.1	65,343	33.1	51,057	32.9	46,758	33.7
Total allowance for non-PCI loan and lease losses	214,568	97.6	211,867	96.8	205,026	96.3	189,904	95.3	182,837	93.7
PCI loans	9,144	2.4	10,026	3.2	13,769	3.7	16,312	4.7	21,629	6.3
Total allowance for loan and lease losses	$223,712	100.0%	$221,893	100.0%	$218,795	100.0%	$206,216	100.0%	$204,466	100.0%

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans and OREO resulting from both non-PCI and PCI loans. Non-PCI loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectible. When non-PCI loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. Non-PCI loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time as to both principal and interest and there is no longer concern as to the collectability of principal and interest. Accretion of income for PCI loans is discontinued when we are unable to estimate the amount or timing of cash flows. PCI loans may begin or resume accretion of income when information becomes available that allows us to estimate the amount and timing of future cash flows.

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

Since OREO is carried at the lower of cost or market value, less estimated selling costs, only when fair values have declined are adjustments recorded. Decisions regarding write-downs are based on factors that include appraisals, previous offers received on the property, market conditions and the number of days the property has been on the market.

Table 17 provides details on nonperforming assets and other risk elements.

Table 17
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2018	2017	2016	2015	2014
Nonaccrual loans and leases:
Non-PCI	$84,546	$92,534	$82,307	$95,854	$44,005
PCI	1,276	624	3,451	7,579	33,422
Other real estate	48,030	51,097	61,231	65,559	93,436
Total nonperforming assets	$133,852	$144,255	$146,989	$168,992	$170,863

Loans and leases at December 31:
Non-PCI	$24,916,700	$22,833,827	$20,928,709	$19,289,474	$17,582,967
PCI	606,576	762,998	809,169	950,516	1,186,498
Total loans and leases	$25,523,276	$23,596,825	$21,737,878	$20,239,990	$18,769,465

Accruing loans and leases 90 days or more past due
Non-PCI	$2,888	$2,978	$2,718	$3,315	$11,250
PCI	37,020	58,740	65,523	73,751	104,430

Interest income recognized on nonperforming loans and leases	$792	$843	$549	$1,110	$559
Interest income that would have been earned on nonperforming loans and leases had they been performing	3,677	4,013	3,904	4,324	3,907
Ratio of total nonperforming assets to total loans, leases, and other real estate owned	0.52%	0.61%	0.67%	0.83%	0.91%

At December 31, 2018, BancShares’ nonperforming assets, including nonaccrual loans and OREO, were $133.9 million, or 0.52 percent of total loans and OREO, compared to $144.3 million, or 0.61 percent at December 31, 2017 and $147.0 million, or 0.67 percent at December 31, 2016.

For the year ended 2018, nonperforming assets decreased by $10.4 million, or 7.2 percent, compared to December 31, 2017 primarily due to a decrease in nonaccrual commercial mortgage loans. Nonperforming assets decreased by $2.7 million, or 1.86 percent, between December 31, 2016 and December 31, 2017, as a result of problem asset resolutions.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

A loan is considered a trouble debt restructuring (TDR) when both of the following occur: (1) a modification to a borrower's debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be granted. TDR concessions could include short term deferrals of interest, modifications of payment terms, or (in certain limited instances) forgiveness of principal or interest. PCI loans are aggregated into pools based upon common risk characteristics and each pool is accounted for as a single unit and therefore, PCI loans, excluding pooled PCI loans, are classified as TDRs if a modification is made subsequent to acquisition. For pooled PCI loans, a subsequent modification that would otherwise meet the definition of a TDR is not reported or accounted for as a TDR as pooled PCI loans are excluded from the scope of TDR accounting. We further classify TDRs as performing and nonperforming. Performing TDRs accrue interest at the time of restructure and continue to perform based on the restructured terms. Nonperforming TDRs do not accrue interest and are included with other nonperforming assets within nonaccrual loans and leases. See Note A in the Notes to Consolidated Financial Statements for discussion of our accounting policies for TDRs.

At December 31, 2018, accruing non-PCI TDRs were $109.0 million, a decrease of $3.2 million from $112.2 million at December 31, 2017 and nonaccruing non-PCI TDRs were $28.9 million, a decrease of $5.0 million from $33.9 million at December 31, 2017. Both decreases were primarily due to a decrease in the commercial mortgage modifications. This decline was partially offset by an increase in revolving mortgage loan TDRs due to modifications as customers transitioned to the repayment phase and we granted repayment concessions. PCI TDRs continue to decline as a result of loan pay downs and pay offs.
Between December 31, 2016 and December 31, 2017, accruing TDRs increased $2.9 million, primarily related to an increase in revolving mortgage loan modifications, partially offset by a decrease in commercial mortgage loan modifications. During the same time period, nonaccruing TDRs increased $10.8 million, primarily due to increases in commercial mortgage, residential mortgage and revolving mortgage loan modifications.
Table 18 provides further details on performing and nonperforming TDRs for the last five years.

Table 18
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2018	2017	2016	2015	2014
Accruing TDRs:
Non-PCI	$108,992	$112,228	$101,462	$84,065	$91,316
PCI	18,101	18,163	26,068	29,231	44,647
Total accruing TDRs	$127,093	$130,391	$127,530	$113,296	$135,963
Nonaccruing TDRs:
Non-PCI	28,918	33,898	23,085	30,127	13,291
PCI	119	272	301	1,420	2,225
Total nonaccruing TDRs	$29,037	$34,170	$23,386	$31,547	$15,516
All TDRs:
Non-PCI	137,910	146,126	124,547	114,192	104,607
PCI	18,220	18,435	26,369	30,651	46,872
Total TDRs	$156,130	$164,561	$150,916	$144,843	$151,479

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities were $19.68 billion at December 31, 2018, an increase of $89.0 million from December 31, 2017, primarily resulting from growth in interest-bearing deposits of $760.9 million, offset by declines in short-term borrowings and long-term obligations of $671.9 million. Average interest-bearing liabilities decreased $580.6 million, or by 3.0 percent, in 2018 compared to 2017, due to the early extinguishment of $745.0 million in FHLB debt in the first quarter of 2018.

Deposits

At December 31, 2018 and 2017, total deposits were $30.67 billion and $29.27 billion, respectively, an increase of 4.8 percent and 3.9 percent since prior periods. The increase for both periods was primarily due to growth in noninterest bearing demand deposit accounts. Demand deposits increased by $645.3 million during 2018, following an increase of $1.11 billion during 2017. Higher rates offered on time deposits resulted in an increase of $357.6 million during 2018, following a decrease of $419.0 million in 2017. The HomeBancorp, Capital Commerce and Palmetto Heritage acquisitions also contributed deposit balances of $445.2 million, $164.5 million and $120.7 million, respectively, during 2018.

Table 19 provides deposit balances as of December 31, 2018, December 31, 2017 and December 31, 2016.

Table 19
DEPOSITS

	December 31
(Dollars in thousands)	2018	2017	2016
Demand	$11,882,670	$11,237,375	$10,130,549
Checking with interest	5,338,511	5,230,060	4,919,727
Money market	8,194,818	8,059,271	8,193,392
Savings	2,499,750	2,340,449	2,099,579
Time	2,756,711	2,399,120	2,818,096
Total deposits	$30,672,460	$29,266,275	$28,161,343

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

Table 20
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in thousands)	December 31, 2018
Time deposits maturing in:
Three months or less	$424,013
Over three months through six months	164,592
Over six months through 12 months	237,606
More than 12 months	405,061
Total	$1,231,272

Short-term Borrowings
At December 31, 2018, short-term borrowings were $572.3 million compared to $693.8 million at December 31, 2017. The decrease was primarily due to FHLB borrowing maturities of $90.0 million, repurchase agreement maturity of $30.0 million and subordinated notes payable maturity of $15.0 million. These declines were partially offset by $28.4 million of FHLB borrowings acquired from HomeBancorp.

Table 21 provides information on short-term borrowings.

Table 21
SHORT-TERM BORROWINGS

	2018		2017		2016
(dollars in thousands)	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
Repurchase agreements
At December 31	543,936	0.31	586,171	0.30	590,772	0.31
Average during year	555,555	0.31	649,252	0.34	721,933	0.26
Maximum month-end balance during year	614,872		725,711		779,613
Federal funds purchased
At December 31	—	—	2,551	0.12	2,551	0.12
Average during year	638	2.13	2,551	0.12	2,556	0.12
Maximum month-end balance during year	2,551		2,551		2,551
Notes payable to Federal Home Loan Banks
At December 31	28,500	1.21 - 2.61	90,000	2.95 - 3.57	10,000	4.74
Average during year	45,833	1.89	70,115	3.17	4,898	2.14
Maximum month-end balance during year	120,500		90,000		10,000
Subordinated notes payable
At December 31	—	—	15,000	8.00	—	—
Average during year	6,250	8.00	5,014	8.00	—	—
Maximum month-end balance during year	15,000		15,000		—
Unamortized purchase accounting adjustments
At December 31	(149)	—	85	—	164	—
Average during year	(131)	—	41	—	82	—
Maximum month-end balance during year	—		140		257

Long-term obligations
Long-term obligations were $319.9 million at December 31, 2018, a decrease from $870.2 million at December 31, 2017, primarily due to the extinguishment of FHLB debt obligations totaling $745.0 million. This decrease was partially offset by additional FHLB borrowings of $125.0 million, as well as $65.5 million in of long-term debt assumed from HomeBancorp, Capital Commerce, and Palmetto Heritage.
At December 31, 2018 and December 31, 2017, $122.2 million and $120.1 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I, and CCBI Capital Trust I (2018) special purpose entities and grantor trusts for $118.5 million and $116.5 million, on each of those dates, of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I, and CCBI Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034, 2034, and 2036, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of its two subsidiaries, FCB Capital Trust III or FCB/SC Capital Trust I. FCB has guaranteed all obligations of its two trust subsidiaries, SCB Capital Trust I and CCBI Capital Trust I. The CCBI Capital Trust I was acquired from Capital Commerce during the fourth quarter of 2018. At December 31, 2018, long-term obligations included $20.0 million in junior subordinated debentures maturing in 2026, acquired from HomeBancorp during the second quarter of 2018.

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
In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities and defined benefit post-retirement benefit plans, net of deferred taxes, are included in AOCI within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines. Shareholder's equity was also impacted by first quarter 2018 cumulative effect adjustments of $50.0 million related to both the adoption of ASU 2016-01 for the accounting of equity investments, which had an impact of $18.7 million and ASU 2018-02 for the accounting of stranded tax effects in AOCI resulting from the 2017 Tax Act, which had an impact of $31.3 million.

During the second quarter of 2018, mortgage-backed securities with an amortized cost of $2.49 billion, were transferred from investments available for sale to the held to maturity portfolio. The unrealized loss on these securities at the date of transfer was $109.5 million, or $84.3 million net of tax, and will be accreted out of AOCI into the Consolidated Statements of Income over the expected remaining life of the securities. As of December 31, 2018, $17.1 million, or $13.2 million net of tax, of the unrealized loss has been accreted from AOCI.

During 2018, our Board authorized the purchase of up to 800,000 shares of Class A common stock. The shares may be purchased from time to time at management's discretion from November 1, 2018 through October 31, 2019. That authorization does not obligate BancShares to purchase any particular amount of shares, and purchases may be suspended or discontinued at any time. The Board's action replaced existing authority to purchase up to 800,000 shares which expired on October 31, 2018. BancShares purchased 200,000 shares under the previous authority that expired on October 31, 2018, and purchased another 182,000 shares under the newly approved authority, which began November 1, 2018. During the third quarter of 2018, BancShares purchased 100,000 shares of its outstanding Class A common stock at a price of $465 per share from a related party. An additional 106,500 shares have been purchased subsequent to December 31, 2018.

Table 22 provides information on capital adequacy for BancShares and FCB as of December 31, 2018 and 2017.

Table 22
ANALYSIS OF CAPITAL ADEQUACY

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Amount	Ratio	Requirements to be well-capitalized	Amount	Ratio	Requirements to be well-capitalized
BancShares
Tier 1 risk-based capital	$3,463,307	12.67%	8.00%	$3,287,364	12.88%	8.00%
Common equity Tier 1	3,463,307	12.67	6.50	3,287,364	12.88	6.50
Total risk-based capital	3,826,626	13.99	10.00	3,626,789	14.21	10.00
Leverage capital	3,463,307	9.77	5.00	3,287,364	9.47	5.00
FCB
Tier 1 risk-based capital	3,315,742	12.17	8.00	3,189,709	12.54	8.00
Common equity Tier 1	3,315,742	12.17	6.50	3,189,709	12.54	6.50
Total risk-based capital	3,574,561	13.12	10.00	3,422,634	13.46	10.00
Leverage capital	3,315,742	9.39	5.00	3,189,709	9.22	5.00

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015. Under Basel III, requirements include a common equity Tier 1 ratio minimum of 4.50 percent, Tier 1 risk-based capital minimum of 6.00 percent, total risk-based capital ratio minimum of 8.00 percent and Tier 1 leverage capital ratio minimum of 4.00 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Basel III also introduced a capital conservation buffer in addition to the regulatory minimum capital requirements that is being phased in annually over four years beginning January 1, 2016, at 0.625 percent of risk-weighted assets and increasing each subsequent year by an additional 0.625 percent. At January 1, 2018, the capital conservation buffer was 1.88 percent. As fully phased in on January 1, 2019, the capital conservation buffer is 2.50 percent.

BancShares and FCB both remain well-capitalized under Basel III capital requirements. BancShares and FCB had capital conservation buffers of 5.99 percent and 5.12 percent, respectively, at December 31, 2018. These buffers exceeded the 1.88 percent requirement and, therefore, result in no limit on distributions.

At December 31, 2018 and December 31, 2017, BancShares had $118.5 million and $116.5 million, respectively, of trust preferred capital securities that were excluded from Tier 1 capital as a result of Basel III implementation. At December 31, 2018 and December 31, 2017, FCB had $14.0 million and $10.0 million, respectively, of trust preferred capital securities that were excluded from Tier 1 capital as a result of Basel III implementation. Trust preferred capital securities continue to be a component of total risk-based capital.

At December 31, 2018, Tier 2 capital of BancShares and FCB included $20.0 million of qualifying subordinated debt acquired from the HomeBancorp transaction with a scheduled maturity date of December 31, 2026, compared to no amount included at December 31, 2017. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures. Once the debt is within one year of its scheduled maturity date, no amount of the debt is allowed to be included in Tier 2 capital.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
RISK MANAGEMENT

Risk is inherent in any business. BancShares has defined a moderate risk appetite, a conservative approach to risk taking, with a philosophy that does not preclude higher risk business activities balanced with acceptable returns while meeting regulatory objectives. Through the comprehensive Enterprise Risk Management Framework and Risk Appetite Framework, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares activities may be exposed, with effective challenge and oversight by management committees. In addition, the Board of Directors strives to ensure that the business culture is integrated with the enterprise risk management program and that policies, procedures and metrics for identifying, assessing, measuring, monitoring and managing risk are part of the decision-making process. The Board of Directors’ role in risk oversight is an integral part of our overall Enterprise Risk Management Framework and Risk Appetite Framework.  The Board of Directors administers its risk oversight function primarily through the Board Risk Committee.

The Board Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, strategic and reputational risks; review, approve and monitor adherence to the risk appetite and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Enterprise Risk Management Framework and Risk Appetite Framework. The Board Risk Committee also reviews: reports of examination by and communications from regulatory agencies; the results of internal and third party testing and qualitative and quantitative assessments related to risk management; and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee monitors management's response to certain risk-related regulatory and audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, information security and other areas of joint responsibility.

In combination with other risk management and monitoring practices, enterprise-wide stress testing activities are part of the enterprise risk management program and conducted within a defined framework. Stress tests are performed for various risks to ensure the financial institution can support continued operations during stressed periods.

Enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run.  Bank holding companies with assets of less than $100 billion, such as BancShares, are no longer subject to company-run stress testing requirements in section 165(i)(2) of the Dodd-Frank Act, including publishing a summary of results; however, BancShares will continue to monitor and stress test its capital and liquidity consistent with the safety and soundness expectations of the federal regulators.
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases, other than acquired loans, are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCI or non-PCI, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL that accounts for losses that are inherent in the loan and lease portfolio.

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
We have historically carried a significant concentration of real estate secured loans but actively mitigate that exposure through underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2018, loans secured by real estate were $19.57 billion, or 76.7 percent, of total loans and leases compared to $18.10 billion, or 76.7 percent at December 31, 2017, and $16.54 billion, or 76.1 percent, at December 31, 2016.

Table 23
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2018
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	37.7
South Carolina	16.1
California	10.7
Virginia	7.2
Georgia	5.9
Florida	4.6
Washington	3.5
Texas	3.0
Tennessee	1.5
All other locations	9.8

Among real estate secured loans, our revolving mortgage loans (also known as Home Equity Lines of Credit or HELOCs) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate were $2.59 billion, or 10.2 percent, of total loans at December 31, 2018, compared to $2.77 billion, or 11.7 percent, at December 31, 2017, and $2.64 billion, or 12.1 percent, at December 31, 2016.

Except for loans acquired through mergers and acquisitions, we have not purchased revolving mortgages in the secondary market, nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 79.7 percent of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 35.1 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 64.9 percent are secured by junior liens.

We actively monitor the portion of our HELOC loans that are in the interest-only period and when they will mature. Approximately 84.8 percent of outstanding balances at December 31, 2018, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5 percent of the outstanding balance, or $100. When HELOC loans switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. As of December 31, 2018, approximately 5 percent of the HELOC portfolio is due to mature by the end of 2020 with remaining loan maturities spread similarly over future years thereafter. In the normal course of business, the bank will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.

Loans and leases to borrowers in medical, dental or related fields were $4.98 billion as of December 31, 2018, which represents 19.5 percent of total loans and leases, compared to $4.86 billion or 20.6 percent of total loans and leases at December 31, 2017, and $4.66 billion or 21.5 percent of total loans and leases at December 31, 2016. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2018.
Interest rate risk management
Interest rate risk (IRR) results principally from: assets and liabilities maturing or repricing at different points in time, assets and liabilities repricing at the same point in time but in different amounts, and short-term and long-term interest rates changing in different magnitudes.

We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Despite the current increase in market interest rates, the overall rate on interest-bearing deposits remains relatively low and, as such, it is unlikely that the rates on most interest-bearing deposits can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration from low rate deposit instruments to intermediate term fixed rate instruments as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates.

Table 24 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of December 31, 2018 and 2017.

Table 24
NET INTEREST INCOME SENSITIVITY SIMULATION ANAYLYSIS

	Estimated (decrease) increase in net interest income
Change in interest rate (basis point)	December 31, 2018	December 31, 2017
-100	(10.67)%	(12.25)%
+100	2.38	3.66
+200	1.66	4.61

Net interest income sensitivity metrics at December 31, 2018, compared to December 31, 2017, were primarily affected by a shift in the earning asset mix with a decrease in lower duration investments and growth in the fixed rate loan portfolio, coupled with stronger growth in higher cost time deposits.

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows under different interest rate scenarios. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet.

Table 25 presents the EVE profile as of December 31, 2018 and 2017.

Table 25
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated (decrease) increase in EVE
Change in interest rate (basis point)	December 31, 2018	December 31, 2017
-100	(15.14)%	(15.44)%
+100	3.34	3.38
+200	1.40	1.06

The economic value of equity metrics at December 31, 2018, compared to December 31, 2017, were primarily affected by a shift in the earning asset mix as stronger loan growth reduced overnight investments combined with higher market interest rates driven by four federal funds rate hikes year to date.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk.

Table 26 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

Table 26
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2018, maturing
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans and leases:
Secured by real estate	$1,255,202	$6,242,467	$12,069,407	$19,567,076
Commercial and industrial	1,027,259	1,784,158	1,131,522	3,942,939
Other	465,198	805,116	742,947	2,013,261
Total loans and leases	$2,747,659	$8,831,741	$13,943,876	$25,523,276
Loans maturing after one year with:
Fixed interest rates		$7,391,009	$8,878,254	$16,269,263
Floating or adjustable rates		1,440,731	5,065,622	6,506,353
Total		$8,831,740	$13,943,876	$22,775,616

Liquidity risk management

Liquidity risk is the risk that an institution is unable to generate or obtain sufficient cash or its equivalents on a cost-effective basis to meet commitments as they fall due. The most common sources of liquidity risk arise from mismatches in the timing and value of on-balance sheet and off-balance sheet cash inflows and outflows. In general, on-balance sheet mismatches generate liquidity risk when the effective maturity of assets exceeds the effective maturity of liabilities. A commonly cited example of a balance sheet liquidity mismatch is when long-term loans (assets) are funded with short-term borrowings (liabilities). Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost and changes in economic conditions or exposure to credit, market, operational, legal and reputation risks that can affect an institution’s liquidity risk profile.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank and various other correspondent bank accounts and unencumbered securities, which totaled $3.11 billion at December 31, 2018, compared to $3.70 billion at December 31, 2017. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $193.7 million as of December 31, 2018, and we had sufficient collateral pledged to secure $6.18 billion of additional borrowings. Further, in the current year, $2.94 billion in non-PCI loans with a lendable collateral value of $2.19 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines, which had $690.0 million of available capacity at December 31, 2018.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 27 identifies significant obligations and commitments as of December 31, 2018 representing required and potential cash outflows. See Note T for additional information regarding total commitments.

Table 27
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$1,895,313	$634,147	$227,251	$—	$2,756,711
Short-term borrowings	572,287	—	—	—	572,287
Long-term obligations	10,000	27,425	139,254	143,188	319,867
Operating leases	18,058	30,941	22,815	38,494	110,308
Estimated payment to FDIC due to claw-back provisions under shared-loss agreements	—	105,618	—	—	105,618
Total contractual obligations	$2,495,658	$798,131	$389,320	$181,682	$3,864,791
Commitments:
Loan commitments	$5,278,829	$1,153,400	$774,300	$2,848,183	$10,054,712
Standby letters of credit	84,065	12,222	180	—	96,467
Affordable housing partnerships	36,902	27,297	2,773	980	67,952
Total commitments	$5,399,796	$1,192,919	$777,253	$2,849,163	$10,219,131

FOURTH QUARTER ANALYSIS
For the quarter ended December 31, 2018, BancShares' consolidated net income was $89.5 million compared to $54.4 million for the corresponding period of 2017, an increase of $35.1 million or 64.5 percent. Per share income was $7.62 for the fourth quarter of 2018 compared to $4.53 for the same period a year ago. The increase was primarily the result of higher interest income due to loan growth and higher loan and investment yields, as well as lower income tax expense. These net income improvements were partially offset by unrealized losses on marketable equity securities and higher provision and noninterest expense.
Net interest income totaled $320.9 million, an increase of $46.1 million, or 16.8 percent, compared to the fourth quarter of 2017. The increase was primarily due to higher loan interest income of $40.8 million as a result of originated and acquired loan growth and loan yields, higher investment income of $8.4 million as a result of higher yields and balances, and lower interest expense on borrowings of $3.8 million as a result of decreased balances. These favorable impacts were partially offset by an increase in interest expense on deposits of $5.3 million as a result of higher rates paid as well as a decrease in interest on overnight investments of $1.6 million as a result of decreased balances.
The taxable-equivalent net interest margin for the fourth quarter of 2018 was 3.82 percent, an increase of 48 basis points from 3.34 percent in the same quarter in the prior year. The margin improvement was primarily due to improved loan and investment yields and higher loan balances, lower interest expense on borrowings and sustained low funding costs.
Income tax expense totaled $26.5 million in the fourth quarter of 2018, down from $68.7 million in the fourth quarter of 2017. The effective tax rates were 22.8 percent and 55.8 percent during each of these respective periods. The decreases in income tax expense and the effective tax rate were primarily due to a decrease in the federal corporate tax rate from 35 percent to 21 percent and the deferred tax asset re-measurement during the fourth quarter of 2017 resulting in a provisional tax expense of $25.8 million, both items being the result of tax reform.
BancShares recorded a net provision expense of $11.6 million for loan and lease losses during the fourth quarter of 2018, compared to a net provision credit of $2.8 million for the fourth quarter of 2017. The $14.4 million increase was primarily driven by reduced loss factors in the fourth quarter of 2017, as well as current quarter credit downgrades in the commercial real estate portfolio.
Noninterest income was $82.0 million for the fourth quarter of 2018, a decrease of $26.6 million from the same period of 2017. The decrease was primarily driven by a $16.9 million decline in the fair value adjustment on marketable equity securities and a $12.4 million decrease in gains on extinguishment of debt. These decreases were partially offset by an increase of $6.8 million in cardholder and merchant income primarily driven by higher sales volume and increased vendor incentives, as well as a $1.8 million increase in wealth management fees.

Noninterest expense was $275.4 million for the fourth quarter of 2018, an increase of $12.3 million from the same quarter last year, largely due to an increase in personnel expenses, primarily related to payroll incentives and annual merit increases, as well as increased headcount from the HomeBancorp, Capital Commerce and Palmetto Heritage acquisitions. These increases were partially offset by a reduction in FDIC assessment fees.
Table 28 provides quarterly information for each of the quarters in 2018 and 2017. Table 29 provides the taxable equivalent rate/volume variance analysis between the fourth quarter of 2018 and 2017.

Table 28
SELECTED QUARTERLY DATA

	2018				2017
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$333,573	$315,706	$303,877	$292,601	$285,958	$284,333	$272,542	$260,857
Interest expense	12,691	8,344	7,658	8,164	11,189	11,158	10,933	10,514
Net interest income	320,882	307,362	296,219	284,437	274,769	273,175	261,609	250,343
Provision (credit) for loan and lease losses	11,585	840	8,438	7,605	(2,809)	7,946	12,324	8,231
Net interest income after provision for loan and lease losses	309,297	306,522	287,781	276,832	277,578	265,229	249,285	242,112
Gain on acquisitions	—	—	—	—	—	—	122,728	12,017
Noninterest income excluding gain on acquisitions	82,007	94,531	100,927	122,684	108,613	96,062	94,913	87,630
Noninterest expense	275,378	267,537	265,993	268,063	263,080	257,642	255,047	236,700
Income before income taxes	115,926	133,516	122,715	131,453	123,111	103,649	211,879	105,059
Income taxes	26,453	16,198	29,424	31,222	68,704	36,585	77,219	37,438
Net income	$89,473	$117,318	$93,291	$100,231	$54,407	$67,064	$134,660	$67,621
Net interest income, taxable equivalent	$321,804	$308,207	$297,021	$285,248	$276,002	$274,272	$262,549	$251,593
PER SHARE DATA
Net income	$7.62	$9.80	$7.77	$8.35	$4.53	$5.58	$11.21	$5.63
Cash dividends	0.40	0.35	0.35	0.35	0.35	0.30	0.30	0.30
Market price at period end (Class A)	377.05	452.28	403.30	413.24	403.00	373.89	372.70	335.37
Book value at period end	300.04	294.40	286.99	280.77	277.60	275.91	269.75	258.17
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$35,625,500	$34,937,175	$34,673,927	$34,267,945	$34,864,720	$34,590,503	$34,243,527	$33,494,500
Investment securities	7,025,889	7,129,089	7,091,442	7,053,001	7,044,534	6,906,345	7,112,267	7,084,986
Loans and leases (1)	25,343,813	24,698,799	24,205,363	23,666,098	23,360,235	22,997,195	22,575,323	21,951,444
Interest-earning assets	33,500,732	32,886,276	32,669,810	32,320,431	32,874,233	32,555,597	32,104,717	31,298,970
Deposits	30,835,157	30,237,329	30,100,615	29,472,125	29,525,843	29,319,384	29,087,852	28,531,166
Interest-bearing liabilities	19,282,749	18,783,160	18,885,168	19,031,404	19,425,404	19,484,663	19,729,956	19,669,075
Long-term obligations	319,410	261,821	233,373	404,065	866,198	887,948	799,319	816,953
Shareholders’ equity	$3,491,914	$3,470,368	$3,400,867	$3,333,114	$3,329,562	$3,284,044	$3,159,004	$3,061,099
Weighted average shares outstanding	11,763,832	11,971,460	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$35,408,629	$34,954,659	$35,088,566	$34,436,437	$34,527,512	$34,584,154	$34,769,850	$34,018,405
Investment securities	6,741,763	7,040,674	7,190,545	6,967,921	7,180,256	6,992,955	6,596,530	7,119,944
Loans and leases:
PCI	606,576	638,018	674,269	703,837	762,998	834,167	894,863	848,816
Non-PCI	24,916,700	24,248,329	23,864,168	22,908,140	22,833,827	22,314,906	21,976,602	21,057,633
Deposits	30,672,460	30,163,537	30,408,884	29,969,245	29,266,275	29,333,949	29,456,338	29,002,768
Long-term obligations	319,867	297,487	241,360	194,413	870,240	866,123	879,957	727,500
Shareholders’ equity	$3,488,954	$3,499,013	$3,446,886	$3,372,114	$3,334,064	$3,313,831	$3,239,851	$3,100,696
Shares outstanding	11,628,405	11,885,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.00%	1.33%	1.08%	1.19%	0.62%	0.77%	1.58%	0.82%
Rate of return on average shareholders’ equity (annualized)	10.17	13.41	11.00	12.20	6.48	8.10	17.10	8.96
Net yield on interest-earning assets (taxable equivalent)	3.82	3.73	3.64	3.57	3.34	3.35	3.28	3.25
Allowance for loan and lease losses to loans and leases:
PCI	1.51	1.71	1.84	1.75	1.31	1.55	1.51	1.29
Non-PCI	0.86	0.86	0.89	0.92	0.93	0.98	0.98	1.00
Total	0.88	0.88	0.92	0.94	0.94	1.00	1.00	1.01
Ratio of total nonperforming assets to total loans, leases and other real estate owned at period end:	0.52	0.52	0.54	0.59	0.61	0.63	0.65	0.66
Tier 1 risk-based capital ratio	12.67	13.23	13.06	13.38	12.88	12.95	12.69	12.57
Common equity Tier 1 ratio	12.67	13.23	13.06	13.38	12.88	12.95	12.69	12.57
Total risk-based capital ratio	13.99	14.57	14.43	14.70	14.21	14.34	14.07	13.99
Leverage capital ratio	9.77	10.11	9.99	10.02	9.47	9.43	9.33	9.15
Dividend payout ratio	5.25	3.57	4.50	4.19	7.73	5.38	2.68	5.33
Average loans and leases to average deposits	82.19	81.68	80.41	80.30	79.12	78.44	77.61	76.94
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Table 29
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2018			2017			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$25,343,813	$288,484	4.52%	$23,360,235	$248,151	4.22%	$18,879	$21,454	$40,333
Investment securities:
U. S. Treasury	1,454,889	7,261	1.98	1,627,968	4,784	1.17	(509)	2,986	2,477
Government agency	192,830	1,288	2.67	9,659	69	2.85	1,248	(29)	1,219
Mortgage-backed securities	5,136,489	29,261	2.28	5,233,293	25,351	1.94	2,441	1,469	3,910
Corporate bonds and other	135,962	1,810	5.32	63,911	991	6.20	919	(100)	819
State, county and municipal	78	3	17.14	—	—	—	3	—	3
Marketable equity securities	105,641	323	1.22	109,703	246	0.89	(10)	87	77
Total investment securities	7,025,889	39,946	2.27	7,044,534	31,441	1.78	4,092	4,413	8,505
Overnight investments	1,131,030	6,065	2.13	2,469,464	7,599	1.22	(4,118)	2,584	(1,534)
Total interest-earning assets	33,500,732	$334,495	3.97%	32,874,233	$287,191	3.47%	$18,853	$28,451	$47,304
Cash and due from banks	282,589			316,851
Premises and equipment	1,182,640			1,137,075
Allowance for loan and lease losses	(221,710)			(232,653)
Other real estate owned	46,000			52,103
Other assets	835,249			717,111
Total assets	$35,625,500			$34,864,720

Liabilities
Interest-bearing deposits:
Checking with interest	$5,254,677	$332	0.03%	$5,028,978	$262	0.02%	$12	$58	$70
Savings	2,511,444	213	0.03	2,337,993	172	0.03	12	29	41
Money market accounts	7,971,726	4,335	0.22	8,047,691	1,732	0.09	(17)	2,620	2,603
Time deposits	2,599,498	4,179	0.64	2,421,749	1,623	0.27	120	2,436	2,556
Total interest-bearing deposits	18,337,345	9,059	0.20	17,836,411	3,789	0.08	127	5,143	5,270
Repurchase agreements	572,442	419	0.29	615,244	622	0.40	(43)	(160)	(203)
Other short-term borrowings	53,552	298	2.21	107,551	1,031	3.77	(603)	(130)	(733)
Long-term obligations	319,410	2,915	3.58	866,198	5,747	2.61	(3,213)	381	(2,832)
Total interest-bearing liabilities	19,282,749	$12,691	0.26%	19,425,404	$11,189	0.23%	$(3,732)	$5,234	$1,502
Demand deposits	12,497,812			11,689,432
Other liabilities	353,025			420,322
Shareholders' equity	3,491,914			3,329,562
Total liabilities and shareholders' equity	$35,625,500			$34,864,720
Interest rate spread			3.71%			3.24%
Net interest income and net yield
on interest-earning assets		$321,804	3.82%		$276,002	3.34%	$22,585	$23,217	$45,802
Loans and leases include PCI loans and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $2.2 million and $1.9 million for the three months ended December 31, 2018, and 2017, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0 percent and 35.0 percent as well as state income tax rates of 3.4 percent and 3.1 percent for the three months ended December 31, 2018, and 2017, respectively. The taxable-equivalent adjustment was $922 and $1,233 for the three months ended December 31, 2018, and 2017, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Item 9A. Controls and Procedures

BancShares' management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares' disclosure controls and procedures as of the end of the period covered by this Annual Report, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that BancShares' disclosure controls and procedures are effective and provide reasonable assurance that it is able to record, process, summarize and report information required to be disclosed in the reports it files under the Exchange Act in a timely and accurate manner.

There have been no changes in BancShares' internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens BancShares, Inc. (BancShares) is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2018, has excluded HomeBancorp, Inc. (HomeBancorp) acquired on May 1, 2018, Capital Commerce Bancorp, Inc. (Capital Commerce) acquired on October 2, 2018, and Palmetto Heritage Bancshares, Inc. (Palmetto Heritage) acquired on November 1, 2018. HomeBancorp, Capital Commerce and Palmetto Heritage represented 1.18 percent, 0.20 percent and 0.08 percent of consolidated revenue (total interest income and total noninterest income), respectively, for the year ended December 31, 2018 and 1.66 percent, 0.59 percent and 0.47 percent of consolidated total assets, respectively, as of December 31, 2018.

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares' management believes that, as of December 31, 2018, BancShares' internal control over financial reporting is effective.

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

BancShares' independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 63.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Citizens BancShares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2018 has excluded HomeBancorp, Inc. (HB) acquired on May 1, 2018, Capital Commerce Bancorp, Inc. (CCB) acquired on October 2, 2018 and Palmetto Heritage Bancshares, Inc. (PHB) acquired on November 1, 2018. We have also excluded HB, CCB, and PHB from the scope of our audit of internal control over financial reporting. HB, CCB and PHB represented 1.18 percent, 0.20 percent and 0.08 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2018, respectively, and 1.66 percent, 0.59 percent and 0.47 percent of consolidated total assets as of December 31, 2018, respectively.
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
February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019 expressed an unqualified opinion thereon.
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
Charlotte, North Carolina
February 20, 2019

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$327,440	$336,150
Overnight investments	797,406	1,387,927
Investment in marketable equity securities (cost of $73,809 at December 31, 2018)	92,599	—
Investment securities available for sale (cost of $4,607,117 at December 31, 2018 and $7,229,014 at December 31, 2017)	4,557,110	7,180,180
Investment securities held to maturity (fair value of $2,201,502 at December 31, 2018 and $81 at December 31, 2017)	2,184,653	76
Loans held for sale	45,505	51,179
Loans and leases	25,523,276	23,596,825
Allowance for loan and lease losses	(223,712)	(221,893)
Net loans and leases	25,299,564	23,374,932
Premises and equipment	1,204,179	1,138,431
Other real estate owned	48,030	51,097
Income earned not collected	109,903	95,249
Goodwill	236,347	150,601
Other intangible assets	72,298	73,096
Other assets	433,595	688,594
Total assets	$35,408,629	$34,527,512
Liabilities
Deposits:
Noninterest-bearing	$11,882,670	$11,237,375
Interest-bearing	18,789,790	18,028,900
Total deposits	30,672,460	29,266,275
Short-term borrowings	572,287	693,807
Long-term obligations	319,867	870,240
FDIC shared-loss payable	105,618	101,342
Other liabilities	249,443	261,784
Total liabilities	31,919,675	31,193,448
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 10,623,220 and 11,005,220 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	10,623	11,005
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2018 and December 31, 2017)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017)	—	—
Surplus	493,962	658,918
Retained earnings	3,218,551	2,785,430
Accumulated other comprehensive loss	(235,187)	(122,294)
Total shareholders’ equity	3,488,954	3,334,064
Total liabilities and shareholders’ equity	$35,408,629	$34,527,512

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2018	2017	2016
Interest income
Loans and leases	$1,073,051	$955,637	$876,472
Investment securities interest and dividend income	150,709	121,207	96,751
Overnight investments	21,997	26,846	14,534
Total interest income	1,245,757	1,103,690	987,757
Interest expense
Deposits	22,483	16,196	18,169
Short-term borrowings	3,657	4,838	1,965
Long-term obligations	10,717	22,760	22,948
Total interest expense	36,857	43,794	43,082
Net interest income	1,208,900	1,059,896	944,675
Provision for loan and lease losses	28,468	25,692	32,941
Net interest income after provision for loan and lease losses	1,180,432	1,034,204	911,734
Noninterest income
Service charges on deposit accounts	105,486	101,201	89,359
Wealth management services	97,966	86,719	80,221
Cardholder services, net	65,478	57,583	47,319
Other service charges and fees	30,606	28,321	27,011
Gain on extinguishment of debt	26,553	12,483	—
Merchant services, net	24,504	22,678	20,900
Mortgage income	16,433	23,251	20,348
Insurance commissions	12,702	12,465	11,150
Gain on acquisitions	—	134,745	5,831
ATM income	7,980	9,143	7,283
Securities gains, net	351	4,293	26,673
Net impact from FDIC shared-loss agreement terminations	—	(45)	16,559
Adjustments to FDIC shared-loss receivable	(6,341)	(6,232)	(9,725)
Marketable equity securities losses, net	(7,610)	—	—
Other	26,041	35,358	34,170
Total noninterest income	400,149	521,963	377,099
Noninterest expense
Salaries and wages	527,691	490,610	443,746
Employee benefits	118,203	105,975	94,340
Occupancy expense	109,169	104,690	102,609
Equipment expense	102,909	97,478	92,501
Processing fees paid to third parties	30,017	25,673	18,976
FDIC insurance expense	18,890	22,191	20,967
Collection and foreclosure-related expenses	16,567	14,407	13,379
Merger-related expenses	6,462	9,015	5,341
Other	147,063	142,430	145,907
Total noninterest expense	1,076,971	1,012,469	937,766
Income before income taxes	503,610	543,698	351,067
Income taxes	103,297	219,946	125,585
Net income	$400,313	$323,752	$225,482
Net income per share	$33.53	$26.96	$18.77
Dividends declared per share	$1.45	$1.25	$1.20
Weighted average shares outstanding	11,938,439	12,010,405	12,010,405

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2018	2017	2016
(Dollars in thousands)
Net income	$400,313	$323,752	$225,482
Other comprehensive (loss) income
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses) on securities available for sale arising during period	29,170	28,166	(21,530)
Tax effect	(6,709)	(10,531)	7,584
Reclassification adjustment for gains included in income before income taxes	(351)	(4,293)	(26,673)
Tax effect	81	1,588	9,869
Total change in unrealized gains (losses) on securities available for sale, net of tax	22,191	14,930	(30,750)

Unrealized losses on securities available for sale transferred to held to maturity:
Unrealized losses on securities available for sale transferred to held to maturity	(109,507)	—	—
Tax effect	25,186	—	—
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	17,106	—	—
Tax effect	(3,934)	—	—
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	(71,149)	—	—

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	—	—	1,429
Tax effect	—	—	(537)
Total change in unrecognized loss on cash flow hedges, net of tax	—	—	892

Change in pension obligation:
Increase in pension obligation	(32,012)	(12,945)	(70,424)
Tax effect	7,363	4,789	25,077
Amortization of actuarial losses and prior service cost	13,981	9,720	7,069
Tax effect	(3,216)	(3,596)	(2,616)
Total change in pension obligation, net of tax	(13,884)	(2,032)	(40,894)
Other comprehensive (loss) income	(62,842)	12,898	(70,752)
Total comprehensive income	$337,471	$336,650	$154,730

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(Dollars in thousands, except share data)
Balance at December 31, 2015	$11,005	$1,005	$658,918	$2,265,621	$(64,440)	$2,872,109
Net income	—	—	—	225,482	—	225,482
Other comprehensive loss, net of tax	—	—	—	—	(70,752)	(70,752)
Cash dividends ($1.20 per share)	—	—	—	(14,412)	—	(14,412)
Balance at December 31, 2016	11,005	1,005	658,918	2,476,691	(135,192)	3,012,427
Net income	—	—	—	323,752	—	323,752
Other comprehensive income, net of tax	—	—	—	—	12,898	12,898
Cash dividends ($1.25 per share)	—	—	—	(15,013)	—	(15,013)
Balance at December 31, 2017	11,005	1,005	658,918	2,785,430	(122,294)	3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,715	(18,715)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	400,313	—	400,313
Other comprehensive loss, net of tax	—	—	—	—	(62,842)	(62,842)
Repurchase and retirement of 382,000 shares of Class A common stock	(382)	—	(164,956)	—	—	(165,338)
Cash dividends ($1.45 per share)	—	—	—	(17,243)	—	(17,243)
Balance at December 31, 2018	$10,623	$1,005	$493,962	$3,218,551	$(235,187)	$3,488,954

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$400,313	$323,752	$225,482
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	28,468	25,692	32,941
Deferred tax (benefit) expense	(13,377)	125,838	33,146
Net decrease (increase) in current taxes receivable	23,353	(10,616)	(24,380)
Depreciation	96,781	90,804	88,777
Net (decrease) increase in accrued interest payable	(240)	155	(1,916)
Net increase in income earned not collected	(10,785)	(8,899)	(7,805)
Gain on acquisitions	—	(134,745)	(5,831)
Securities gains, net	(351)	(4,293)	(26,673)
Marketable equity securities losses, net	7,610	—	—
Loss on termination of FDIC shared-loss agreements	—	45	3,377
Origination of loans held for sale	(593,307)	(622,503)	(795,963)
Proceeds from sale of loans held for sale	608,549	660,808	797,123
Gain on sale of loans held for sale	(11,210)	(14,843)	(15,795)
Gain on sale of portfolio loans	—	(1,007)	(3,758)
Net write-downs/losses on other real estate	4,390	4,460	6,201
Loss/(gain) on sale of premises and equipment	2,452	(524)	—
Gain on extinguishment of debt	(26,553)	(919)	(1,717)
Net accretion of premiums and discounts	(36,567)	(40,028)	(44,618)
Amortization of intangible assets	23,648	22,842	21,808
Net increase (decrease) in FDIC payable for shared-loss agreements	4,276	4,334	(11,245)
Originations of mortgage servicing rights	(5,258)	(7,178)	(5,931)
Net decrease (increase) in other assets	304,503	(31,978)	(7,197)
Net decrease in other liabilities	(40,895)	(25,939)	(25,520)
Net cash provided by operating activities	765,800	355,258	230,506
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(1,023,885)	(1,213,686)	(1,214,433)
Purchases of investment securities available for sale	(1,451,287)	(3,648,312)	(4,086,855)
Purchases of investment securities held to maturity	(97,827)	—	—
Purchases of marketable equity securities	(2,818)	—	—
Proceeds from maturities/calls of investment securities held to maturity	296,632	22	157
Proceeds from maturities/calls of investment securities available for sale	1,564,730	1,842,563	2,149,130
Proceeds from sales of investment securities available for sale	151,754	1,345,746	1,829,305
Proceeds from sales of marketable equity securities	9,528	—	—
Net change in overnight investments	601,979	586,279	233,433
Cash paid to the FDIC for shared-loss agreements	(3,567)	(7,440)	(21,059)
Net cash paid to the FDIC for termination of shared-loss agreements	—	(285)	(20,115)
Proceeds from sales of other real estate	28,128	40,709	34,944
Proceeds from sales of premises and equipment	1,721	3,061	—
Proceeds from sales of portfolio loans	9,591	162,649	77,665
Purchases of premises and equipment	(140,444)	(84,798)	(81,841)
Net cash (paid in) received from acquisitions	(155,126)	304,820	(727)
Net cash used in investing activities	(210,891)	(668,672)	(1,100,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	33,023	(538,250)	(505,548)
Net increase in demand and other interest-bearing deposits	457,196	539,120	1,287,856
Net decrease in short-term borrowings	(246,517)	(44,680)	(33,072)
Repayment of long-term obligations	(752,447)	(6,955)	(9,279)
Origination of long-term obligations	125,000	175,000	150,000
Repurchase of common stock	(163,095)	—	—
Cash dividends paid	(16,779)	(14,412)	(14,412)
Net cash (used in) provided by financing activities	(563,619)	109,823	875,545
Change in cash and due from banks	(8,710)	(203,591)	5,655
Cash and due from banks at beginning of period	336,150	539,741	534,086
Cash and due from banks at end of period	$327,440	$336,150	$539,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$37,097	$43,639	$44,998
Income taxes	73,806	88,565	108,741
Noncash investing and financing activities:
Transfers of loans to other real estate	23,375	34,980	35,272
Dividends declared but not paid	4,668	4,204	—
Reclassification of portfolio loans (from) to loans held for sale	(2,433)	161,719	73,907
Transfer of investment securities available for sale to held to maturity	2,485,761	—	—
Transfer of investment securities available for sale to marketable equity securities	107,578	—	—
Premises and equipment acquired through capital leases and other financing arrangements	12,196	5,327	—
Transfers of premises and equipment to other real estate	1,622	—	—
Unsettled sales of investment securities	—	309,623	—
Unsettled common stock repurchases	(2,243)	—	—

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A
ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Nature of Operations
First Citizens BancShares, Inc. ("BancShares," "we," "us," "our" or "the Bank") is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company ("FCB"), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate 551 branches in 19 states predominantly located in the Midwest, Southeast, and Southwest regions of the United States. BancShares seeks to meet the financial needs of individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. First Citizens Wealth Management provides holistic, goals-based advisory services encompassing a broad range of client deliverables. These deliverables include wealth planning, discretionary investment advisory services, insurance, brokerage, defined benefit and defined contribution services, private banking, trust, fiduciary, philanthropy and special asset services.
Principles of Consolidation and Basis of Presentation
The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (GAAP) and general practices within the banking industry.
The consolidated financial statements of BancShares include the accounts of BancShares and its subsidiaries, certain partnership interests and variable interest entities. All significant intercompany accounts and transactions are eliminated upon consolidation. BancShares operates with centralized management and combined reporting; thus, BancShares operates as one consolidated reportable segment.
Variable interest entities (VIEs) are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. FCB has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs economic performance. As such, assets and liabilities of these entities are not consolidated into the financial statements of BancShares. The recorded investment in these entities is reported within other assets in the Consolidated Balance Sheets.
Reclassifications
In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. The estimates that BancShares considers significant are the allowance for loan and lease losses, fair value measurements, FDIC shared-loss payable, pension plan assumptions, goodwill and other intangible assets and income taxes.
Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition related costs and restructuring costs are recognized as period expenses as incurred. See Note B for additional information regarding business combinations.

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
Debt Securities
BancShares classifies debt securities as held to maturity or available for sale. Debt securities are classified as held to maturity when BancShares has the intent and ability to hold the securities to maturity and are reported at amortized cost. Other debt securities are classified as available for sale and reported at estimated fair value, with unrealized gains and losses, net of income taxes, reported in Accumulated Other Comprehensive Income (AOCI). Amortization of premiums and accretion of discounts for debt securities are included in interest income. Realized gains and losses from the sale of debt securities are determined by specific identification on a trade date basis and are included in noninterest income.
BancShares evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI) at least quarterly. BancShares considers such factors as the length of time and the extent to which the market value has been below amortized cost, long-term expectations and recent experience regarding principal and interest payments, BancShares' intent to sell, and whether it is more likely than not that it would be required to sell those securities before the anticipated recovery of the amortized cost. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in AOCI in situations where BancShares does not intend to sell the security, and it is more likely than not that BancShares will not be required to sell the security prior to recovery.
Equity Securities
Equity securities are recorded on a trade date basis and measured at fair value. Realized and unrealized gains and losses are determined by specific identification and are included in noninterest income. Non-marketable equity securities are securities that do not have readily determinable fair values and are measured at cost. BancShares evaluates its non-marketable equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. Non-marketable equity securities are recorded within other assets in the Consolidated Balance Sheets.
Other Securities
Membership in the Federal Home Loan Bank ("FHLB") network requires ownership of FHLB restricted stock. This stock is restricted in that it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets in the Consolidated Balance Sheets. FHLB restricted stock was $25.3 million and $52.7 million at December 31, 2018 and 2017, respectively.
Investments in Qualified Affordable Housing Projects
BancShares and FCB have investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense. All of the investments held in qualified affordable housing projects qualify for the proportional amortization method and totaled $147.3 million and $128.0 million at December 31, 2018 and December 31, 2017, respectively, and are included in other assets in the Consolidated Balance Sheets.
Loans Held For Sale
BancShares elected to apply the fair value option for new originations of prime residential mortgage loans to be sold. Gains and losses on sales of mortgage loans are recognized within mortgage income. Origination fees collected and costs incurred are deferred and recorded in mortgage income in the period the corresponding loans are sold.
Loans and Leases
BancShares' accounting methods for loans and leases depends on whether they are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration at the date of acquisition.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Purchased Credit Impaired (Non-PCI) Loans
Non-PCI loans consist of loans originated by Bancshares or loans purchased from other institutions that do not reflect credit deterioration at acquisition.
Originated loans for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans outstanding. The net amount of the nonrefundable fees and costs is amortized to interest income over the contractual lives using methods that approximate a constant yield.
Purchased non-credit impaired loans are acquired loans that do not reflect credit deterioration at acquisition. These loans are recorded at fair value at the date of acquisition. The difference between the fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
Purchased Credit Impaired (PCI) Loans
Purchased loans which reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments are classified as PCI loans. PCI loans are recorded at fair value at the date of acquisition. If the timing and amount of the future cash flows can be reasonably estimated, any excess of cash flows expected at acquisition over the estimated fair value are recognized as interest income over the life of the loans using the effective yield method. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an allowance for loan losses. In the event of prepayment, the remaining unamortized amount is recognized in interest income. To the extent possible, PCI loans are aggregated into pools based upon common risk characteristics and each pool is accounted for as a single unit.
The performance of all loans within the BancShares portfolio is subject to a number of external risks, including changes in the overall health of the economy, declines in real estate values, changes in the demand for products and services and personal events, such as death, disability or change in marital status. Bancshares evaluates and reports its non-PCI and PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial segments based on the type of borrower, purpose, collateral and/or our underlying credit management processes. Additionally, commercial and non-commercial loans are assigned to loan classes, which further disaggregate the loan portfolio.
Non-PCI Commercial Loans & Leases
Non-PCI commercial loans (excluding purchased non-impaired loans and certain purchased revolving credit) are underwritten based primarily upon the customer's ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. Additionally, an understanding of the borrower's business, including the experience and background of the principals is obtained prior to approval. To the extent the loan is secured by collateral, the likely value of the collateral and what level of strength the collateral brings to the transaction is also evaluated. If the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is also assessed. Acquired non-PCI commercial loans are evaluated using comparable methods and procedures as those originated by BancShares.
Construction and land development - Construction and land development consists of loans to finance land for development of commercial or residential real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial mortgage - Commercial mortgage consists of loans to purchase or refinance owner-occupied or investment nonresidential properties. Commercial mortgages secured by owner-occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. Failure to achieve these projections presents risk that the borrower will be unable to service the debt consistent with the contractual terms of the loan. Commercial mortgages secured by investment properties include office buildings and other facilities that are rented or leased to unrelated parties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible that the liquidation of collateral will not fully satisfy the obligation.
Other commercial real estate - Other commercial real estate consists of loans secured by farmland (including residential farms and other improvements) and multifamily (five or more) residential properties. The performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates.
Commercial and industrial and lease financing - Commercial and industrial and lease financing consists of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk that the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.
Other - Other consists of all other commercial loans not classified in one of the preceding classes. These typically include loans to nonprofit organizations such as churches, hospitals, educational and charitable organizations, and certain loans repurchased with government guarantees.
Non-PCI Noncommercial Loans & Leases
Non-PCI noncommercial loans (excluding purchased non-impaired loans and certain purchased revolving credit) are centrally underwritten using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Acquired non-PCI noncommercial loans are evaluated using comparable methods and procedures as those originated by BancShares.
Residential mortgage - Residential real estate consists of loans to purchase, or refinance the borrower's primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.
Revolving mortgage - Revolving mortgage consists of home equity lines of credit that are secured by first or second liens on the borrower's primary residence. These loans are often secured by second liens on the residential real estate and are particularly susceptible to declining collateral values as a substantial decline in value could render a second lien position effectively unsecured.
Construction and land development - Construction and land development consists of loans to construct a borrower's primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk that these construction and development projects can experience delays and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.
Consumer - Consumer loans consist of installment loans to finance purchases of vehicles, unsecured home improvements, student loans and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PCI Loans
The segments and classes utilized to evaluate and report PCI loans is consistent with that of non-PCI loans. PCI loans were underwritten by other institutions, often with different lending standards and methods; however, the underwriting risks are generally consistent with the risks identified for non-PCI loans. Additionally, in some cases, collateral for PCI loans may be located in regions that previously experienced deterioration in real estate values and the underlying collateral may therefore not support full repayment of these loans.
Nonperforming Assets and Troubled Debt Restructurings
Non-performing Assets (NPAs)
NPAs include nonaccrual loans and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of loan defaults and is discussed below.
All loans are classified as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. Non-PCI loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectible. When non-PCI loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. All payments received thereafter are applied as a reduction of the remaining principal balance as long as doubt exists as to the ultimate collection of the principal. Non-PCI loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time and there is no longer concern as to the collectability of principal and interest. Accretion of income for PCI loans is discontinued when we are unable to estimate the amount or timing of cash flows. PCI loans may begin or resume accretion of income when information becomes available that allows us to estimate the amount and timing of future cash flows. The majority of PCI loans are pooled for accounting purposes and therefore, the NPA status is determined based upon the aggregate performance of the pool.
Troubled Debt Restructurings (TDRs)
A loan is considered a TDR when both of the following occur: (1) a modification to a borrower's debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be granted. TDR concessions could include short term deferrals of interest, modifications of payment terms, or (in certain limited instances) forgiveness of principal or interest. Loans that have been restructured as a TDR are treated and reported as such for the remaining life of the loan. Modifications of pooled PCI loans are not designated as TDRs, whereas modifications of non-pooled PCI loans are designated as TDRs in the same manner as non-PCI loans. TDR loans can be nonaccrual or accrual, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged-off, the remaining balance is typically classified as nonaccrual.
Allowance for Loan and Lease Losses (ALLL)
The ALLL represents management's best estimate of inherent credit losses within the loan and lease portfolio at the balance sheet date. Management determines the ALLL based on an ongoing evaluation of the loan portfolio. Estimates for loan losses are determined by analyzing quantitative and qualitative components, such as: economic conditions, historical loan losses, historical loan migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on PCI loans, current assessment of impaired loans, and changes in the size, composition and/or risk within the loan portfolio. Adjustments to the ALLL are recorded with a corresponding entry to provision for loan and lease losses. Loan balances considered uncollectible are charged-off against the ALLL. Recoveries of amounts previously charged-off are generally credited to the ALLL.
A primary component of determining the allowance on non-PCI loans collectively evaluated is the actual loss history of the various loan classes. Loan loss factors are based on historical experience and may be adjusted for significant factors, that in management's judgment, affect the collectability of principal and interest at the balance sheet date. In accordance with our allowance methodology, loan loss factors are monitored quarterly and may be adjusted based on changes in the level of historical net charge-offs and updates by management, such as the number of periods included in the calculation of loss factors, loss severity, loss emergence period and portfolio attrition.
For the non-PCI commercial segment, management incorporates historical net loss data to develop the applicable loan loss factors. General reserves for collective impairment are based on incurred loss estimates for the loan class based on average loss rates by credit quality indicators, which are estimated using historical loss experience and credit risk rating migrations. Credit quality indicators include borrower classification codes and facility risk ratings. Incurred loss estimates may be adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends including credit quality, concentrations, aging of the portfolio and significant policy and underwriting changes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the non-PCI noncommercial segment, management incorporates specific loan class and delinquency status trends into the loan loss factors. General reserve estimates of incurred losses are based on historical loss experience and the migration of loans through the various delinquency pools applied to the current risk mix.
Non-PCI loans are considered to be impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Generally, management considers the following loans to be impaired: all TDR loans and all loan relationships which are on nonaccrual or 90+ days past due and greater than $500,000. Non-PCI impaired loans greater than $500,000 are evaluated individually for impairment while others are evaluated collectively.
The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan's characteristics. Impairment measurement for loans that are dependent on borrower cash flow for repayment is based on the present value of expected cash flows discounted at the interest rate implicit in the original loan agreement. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value (appropriately adjusted for an assessment of the sales and marketing costs) is used to calculate a fair value estimate. A specific valuation allowance is established or partial charge-off is recorded for the difference between the excess recorded investment in the loan and the loan’s estimated fair value less costs to sell.
The ALLL for PCI loans is estimated based on the expected cash flows over the life of the loan. BancShares continues to estimate and update cash flows expected to be collected on individual loans or pools of loans sharing common risk characteristics. BancShares compares the carrying value of all PCI loans to the present value at each balance sheet date. If the present value is less than the carrying value, that shortfall is compared to the remaining credit discount and if it is in excess of the remaining credit discount, an ALLL is recorded through the recognition of provision expense. The ALLL for PCI loans with subsequent increases in expected cash flows to be collected is reduced and any remaining excess is recorded as an adjustment to the accretable yield over the loan's or pool's remaining life.
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to standby letters of credit and other commitments to extend credit. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, while also considering the applicable regulatory capital credit conversion factors for these off-balance sheet instruments as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other noninterest expense and represent an immaterial balance.
Other Real Estate Owned (OREO)
OREO acquired as a result of foreclosure is initially recorded at the asset’s estimated fair value less cost to sell. Any excess in the recorded investment in the loan over the estimated fair value less costs to sell is charged-off against the ALLL at the time of foreclosure.
OREO is subsequently carried at the lower of cost or market value less estimated selling costs and is evaluated at least annually. The periodic evaluations are generally based on the appraised value of the property and may include additional adjustments based upon management's review of the valuation estimate and specific knowledge of the property. Routine maintenance costs, income and expenses related to the operation of the foreclosed asset, subsequent declines in market value and net gains or losses on disposal are included in foreclosure-related expense.
Payable to the Federal Deposit Insurance Corporation (FDIC) for Shared-Loss Agreements
The purchase and assumption agreements for certain FDIC-assisted transactions include payments that may be owed to the FDIC at the termination of the shared-loss agreements. The payment is due to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The liability is calculated by discounting estimated future payments and is reported in the Consolidated Balance Sheets as an FDIC shared-loss payable. The ultimate settlement amount of the payment is dependent upon the performance of the underlying covered loans, recoveries, the passage of time and actual claims submitted to the FDIC.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation expense is generally computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and capitalized leases are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the assets.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the identifiable assets acquired. Goodwill is not amortized, but is evaluated at least annually for impairment during the third quarter, or when events or changes in circumstances indicate that a potential impairment exists.
Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at fair value and are amortized on an accelerated basis typically between five to ten years over their estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate that a potential impairment exists.
Mortgage Servicing Rights (MSRs)
The right to provide servicing under various loan servicing contracts is either retained in connection with a loan sale or acquired in a business combination. MSRs are initially recorded at fair value and amortized in proportion to, and over the period of, the future net servicing income of the underlying loan. At each reporting period, MSRs are evaluated for impairment based upon the fair value of the rights as compared to the carrying value.
Fair Values
The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected are detailed in Note M.

Income Taxes

Income taxes are accounted for using the asset and liability approach as prescribed in ASC 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in BancShares' income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.
The potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities is continually monitored and evaluated. Income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions where income tax returns are filed, as well as potential or pending audits or assessments by such tax auditors are evaluated on a periodic basis.
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
Per Share Data
Net income per share is computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. BancShares had no potential common shares outstanding in any period and did not report diluted net income per share.
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
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Act, which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate.
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
FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The amendments in this ASU (i) require most equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) simplify the impairment assessment of equity investments without a readily determinable fair value; (iii) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) require public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (v) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (vi) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (vii) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets.

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
For equity investments without a readily determinable fair value, BancShares has elected to measure the equity investments using the measurement alternative that requires BancShares to make a qualitative assessment of whether the investment is impaired at each reporting period. Under the measurement alternative these investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. If a qualitative assessment indicates that the investment is impaired, BancShares will estimate the investment's fair value in accordance with the Accounting Standards Codification (ASC) 820 and, if the fair value is less than the investment's carrying value, recognize an impairment loss in net income equal to the difference between carrying value and fair value. Equity investments without a readily determinable fair value are recorded within other assets in the consolidated balance sheets.
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
We also completed an evaluation of the costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on this evaluation, we determined that the classification of cardholder and merchant processing costs as well as expenses for cardholder reward programs should be netted against cardholder and merchant services income. We used the full retrospective method of adoption and restated the prior financial statements to net the cardholder and merchant processing costs against the related cardholder and merchant services income. These classification changes resulted in changes to both noninterest income and noninterest expense; however, there was no change to previously reported net income. Merchant processing expenses of $81.3 million and $69.2 million had been reclassified and reported as a component of merchant services income for the years ended December 31, 2017 and December 31, 2016, respectively. For the twelve months ended December 31, 2017, cardholder processing expenses of $27.8 million and cardholder reward programs expense of $10.0 million were reclassified and reported as a component of cardholder services income. For the twelve months ended December 31, 2016, cardholder processing expenses of $20.8 million and cardholder reward programs expense of $10.6 million were reclassified and reported as a component of cardholder services income.
Revenue Recognition
The standard requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. Descriptions of our noninterest revenue-generating activities that are within the scope of the new revenue ASU are broadly segregated as follows:
Cardholder and Merchant Services - These represent interchange fees from customer debit and credit card transactions that are earned at the time a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been satisfied, which is upon completion of the card transaction. Additionally, ASU 2014-09 requires costs associated with cardholder and merchant services transactions to be netted against the fee income from such transactions when an entity is acting as an agent in providing services to a customer.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Service Charges and Fees - These include, but are not limited to, check cashing fees, international banking fees, internet banking fees, wire transfer fees and safe deposit fees. The performance obligation is fulfilled, and revenue is recognized, at the point in time the requested service is provided to the customer.
Insurance Commissions - These represent commissions earned on the issuance of insurance products and services. The performance obligation is generally satisfied upon the issuance of the insurance policy and revenue is recognized when the commission payment is remitted by the insurance carrier or policy holder depending on whether the billing is performed by Bancshares or the carrier.
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
Other - This consists of several forms of recurring revenue such as external rental income, parking income, FHLB dividends and income earned on changes in the cash surrender value of bank-owned life insurance, all of which are outside the scope of ASU 2014-09. The remaining miscellaneous income is the result of immaterial transactions where revenue is recognized when, or as, the performance obligation is satisfied.
Recently Issued Accounting Pronouncements
FASB ASU 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). This ASU requires entities to use the guidance in FASB ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, to determine whether to capitalize or expense implementation costs related to the service contract. This ASU also requires entities to (i) expense capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (ii) present the expense related to the capitalized implementation costs in the same line item on the income statement as fees associated with the hosting element of the arrangement; (iii) classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element; and (iv) present the capitalized implementation costs in the same balance sheet line item that a prepayment for the fees associated with the hosting arrangement would be presented.
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
FASB ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements on fair value measurements by eliminating the requirements to disclose (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU also added specific disclosure requirements for fair value measurements for public entities including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
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
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt during the first quarter of 2019. We expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases. Additionally, adding these assets to our balance sheet will impact our total risk-weighted assets used to determine our regulatory capital levels. Our impact analysis estimates an increase to the Consolidated Balance Sheets ranging between $70.0 million and $80.0 million, as the initial gross up of both assets and liabilities. Capital is expected to be adversely impacted by an estimated three to four basis points. These are preliminary estimates subject to change and will continue to be refined closer to adoption.
NOTE B
BUSINESS COMBINATIONS

FCB has evaluated the financial statement significance for all business combinations that were completed during 2018 and 2017. FCB has concluded that the completed business combinations noted below are not material to Bancshares' financial statements, individually or in aggregate, and therefore, pro forma financial data has not been not included.

First South Bancorp, Inc.

On January 10, 2019, FCB and First South Bancorp, Inc. (First South Bancorp) entered into a definitive merger agreement for the acquisition by FCB of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 per share will be paid to the shareholders of First South Bancorp for each share of common stock totaling approximately $37.5 million. The total consideration assumes the conversion of all Series A preferred shares into common stock. The transaction is anticipated to close during the second quarter of 2019, subject to the receipt of regulatory approvals and the approval of First South Bancorp's shareholders, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence and enhance banking efforts in South Carolina. As of December 31, 2018, First South Bancorp reported $238.5 million in consolidated assets, $180.9 million in loans and $204.1 million in deposits.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Biscayne Bancshares, Inc.

On November 15, 2018, FCB and Biscayne Bancshares, Inc. (Biscayne Bancshares) entered into a definitive merger agreement for the acquisition by FCB of Coconut Grove, Florida-based Biscayne Bancshares and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 per share will be paid to the shareholders of Biscayne Bancshares for each share of common stock, totaling approximately $118.7 million. The transaction is expected to close during the second quarter of 2019, subject to the receipt of regulatory approvals, and will be accounted for under the acquisition method of accounting. The merger will allow FCB to expand its presence in Florida and enhance banking efforts in South Florida. As of December 31, 2018, Biscayne Bancshares reported $1.01 billion in consolidated assets, $850.3 million in loans and $746.4 million in deposits.

Palmetto Heritage Bancshares, Inc.

On November 1, 2018, FCB completed the merger of Pawleys Island, South Carolina-based Palmetto Heritage Bancshares, Inc. (Palmetto Heritage) and its subsidiary, Palmetto Heritage Bank & Trust, into FCB. Under the terms of the agreement, cash consideration of $135.00 per share was paid to the shareholders of Palmetto Heritage for each share of Palmetto Heritage's common stock, with total consideration paid of $30.4 million. The merger allowed FCB to expand its presence and enhance banking efforts in the South Carolina coastal markets.

The Palmetto Heritage transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2018, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $162.2 million, including $131.3 million in non-PCI loans, $3.9 million in PCI loans and $1.7 million in a core deposit intangible. Liabilities assumed were $149.3 million, of which $124.9 million were deposits. As a result of the transaction, FCB recorded $17.5 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	As recorded by FCB
Purchase Price		$30,426
Assets
Cash and due from banks	$6,418
Investment securities	4,549
Loans	135,146
Premises and equipment	5,369
Other real estate owned	2,319
Income earned not collected	531
Intangible assets	1,706
Other assets	6,210
Fair value of assets acquired	162,248
Liabilities
Deposits	124,892
Accrued interest payable	177
Borrowings	24,000
Other liabilities	203
Fair value of liabilities assumed	$149,272
Fair value of net assets assumed		12,976
Goodwill recorded for Palmetto Heritage		$17,450

Merger-related expenses of $546 thousand from the Palmetto Heritage transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2018. Loan-related interest income generated from Palmetto Heritage was approximately $1.2 million since the acquisition date.

Capital Commerce Bancorp, Inc.

On October 2, 2018, FCB completed the merger of Milwaukee, Wisconsin-based Capital Commerce Bancorp, Inc. (Capital Commerce) and its subsidiary, Securant Bank & Trust, into FCB. Under the terms of the merger agreement, cash consideration of $4.75 per share was paid to the shareholders of Capital Commerce for each share of Capital Commerce's common stock with total consideration paid of $28.1 million. The merger allowed FCB to expand its presence and enhance banking efforts in the Milwaukee market.

The Capital Commerce transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2018, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $221.9 million, including $173.4 million in non-PCI loans, $10.8 million in PCI loans and $2.7 million in a core deposit intangible. Liabilities assumed were $204.5 million, of which $172.4 million were deposits. As a result of the transaction, FCB recorded $10.7 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	As recorded by FCB
Purchase Price		$28,063
Assets
Cash and due from banks	$3,244
Overnight investments	1,065
Investment securities	17,865
Loans	184,126
Premises and equipment	3,773
Income earned not collected	621
Intangible assets	2,680
Other assets	8,513
Fair value of assets acquired	221,887
Liabilities
Deposits	172,387
Accrued interest payable	263
Borrowings	30,624
Other liabilities	1,230
Fair value of liabilities assumed	$204,504
Fair value of net assets assumed		17,383
Goodwill recorded for Capital Commerce		$10,680

Merger-related expenses of $1.2 million from the Capital Commerce transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2018. Loan-related interest income generated from Capital Commerce was approximately $3.2 million since the acquisition date.

HomeBancorp, Inc.

On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (HomeBancorp) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 per share was paid to the shareholders of HomeBancorp for each share of HomeBancorp's common stock, with total consideration paid of $112.7 million. The merger allowed FCB to expand its footprint in Florida by entering into two new markets in Tampa and Orlando.

The HomeBancorp transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. As of December 31, 2018, there have been no refinements to the fair value of these assets acquired and liabilities assumed.

The fair value of the assets acquired was $842.7 million, including $550.6 million in non-PCI loans, $15.6 million in PCI loans and $9.9 million in a core deposit intangible. Liabilities assumed were $787.7 million, of which $619.6 million were deposits. As a result of the transaction, FCB recorded $57.6 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a qualified stock purchase.

Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	As recorded by FCB
Purchase Price		$112,657
Assets
Cash and due from banks	$6,359
Overnight investments	10,393
Investment securities	200,918
Loans held for sale	791
Loans	566,173
Premises and equipment	6,542
Other real estate owned	2,135
Income earned not collected	2,717
Intangible assets	13,206
Other assets	33,459
Fair value of assets acquired	842,693
Liabilities
Deposits	619,589
Accrued interest payable	1,020
Borrowings	161,917
Other liabilities	5,126
Fair value of liabilities assumed	$787,652
Fair value of net assets assumed		55,041
Goodwill recorded for HomeBancorp		$57,616

Merger-related expenses of $2.3 million from the HomeBancorp transaction were recorded in the Consolidated Statements of Income for the year ended December 31, 2018. Loan-related interest income generated from HomeBancorp was approximately $17.4 million since the acquisition date.

Guaranty Bank
On May 5, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Guaranty Bank (Guaranty) of Milwaukee, Wisconsin. The Guaranty transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on May 4, 2018, with no material changes to the original calculated fair values.

The fair value of the assets acquired was $875.1 million, including $574.6 million in non-PCI loans, $114.5 million in PCI loans and $9.9 million in a core deposit intangible. Liabilities assumed were $982.7 million, of which $982.3 million were deposits. The total gain on the transaction was $122.7 million, which is included in noninterest income in the Consolidated Statements of Income.

Merger-related expenses of $2.3 million and $7.4 million were recorded in the Consolidated Statements of Income for the years ended December 31, 2018, and December 31, 2017, respectively. Loan-related interest income generated from Guaranty was approximately $17.3 million and $20.5 million for the years ended December 31, 2018, and December 31, 2017, respectively. While the acquisition gain of $122.7 million was significant for 2017, the ongoing contributions of this transaction to BancShares' financial statements is not considered material and therefore pro forma financial data is not included.

Based on such credit factors as past due status, nonaccrual status, loan-to-value, credit scores, and other quantitative and qualitative considerations, the acquired loans were separated into loans with evidence of credit deterioration, which are accounted for under ASC 310-30 (PCI loans), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (non-PCI loans).

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Harvest Community Bank
On January 13, 2017, FCB entered into an agreement with the FDIC, as Receiver, to purchase certain assets and assume certain liabilities of Harvest Community Bank (HCB) of Pennsville, New Jersey. The HCB transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. These fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on January 12, 2018, with no material changes to the original calculated fair values.

The fair value of the assets acquired was $111.6 million, including $85.1 million in PCI loans and $850 thousand in a core deposit intangible. Liabilities assumed were $121.8 million, of which the majority were deposits. The total gain on the transaction was $12.0 million, which is included in noninterest income in the Consolidated Statements of Income.

There were no merger-related expenses recorded for the year ended December 31, 2018, and $1.2 million were recorded in the Consolidated Statements of Income for the year ended December 31, 2017. Loan-related interest income generated from HCB was approximately $3.7 million and $3.8 million for the years ended December 31, 2018 and December 31, 2017, respectively.

All loans resulting from the HCB transaction were recorded at the acquisition date with a discount attributable, at least in part, to credit quality deterioration, and are therefore accounted for as PCI under ASC 310-30.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C
INVESTMENTS
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at December 31, 2018 and 2017, were as follows:

	December 31, 2018
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,249,243	$633	$2,166	$1,247,710
Government agency	257,252	222	639	256,835
Mortgage-backed securities	2,956,793	5,309	52,763	2,909,339
Corporate bonds	139,906	59	864	139,101
Other	3,923	202	—	4,125
Total investment securities available for sale	$4,607,117	$6,425	$56,432	$4,557,110

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$1,658,410	$—	$546	$1,657,864
Government agency	8,695	15	40	8,670
Mortgage-backed securities	5,419,379	1,529	80,152	5,340,756
Marketable equity securities	75,471	29,737	—	105,208
Corporate bonds	59,414	557	8	59,963
Other	7,645	256	182	7,719
Total investment securities available for sale	$7,229,014	$32,094	$80,928	$7,180,180

	December 31, 2018
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$2,184,653	$17,339	$490	$2,201,502

	December 31, 2017
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$76	$5	$—	$81

The adoption of ASU 2016-01in the first quarter of 2018 resulted in marketable equity investments being reported separately in the Consolidated Balance Sheets and the change in fair value of those investments is reflected in the Consolidated Statements of Income. At adoption, we recorded a cumulative-effect adjustment to the consolidated balance sheet resulting in an $18.7 million increase to retained earnings and a corresponding decrease to AOCI. The fair value of marketable equity securities was $92.6 million and $105.2 million, respectively, at December 31, 2018 and 2017.

On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investments available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion and a weighted average contractual maturity of 13 years. The unrealized loss on these securities at the date of transfer was $109.5 million or $84.3 million net of tax, and continues to be reported as a component of AOCI. This unrealized loss will be accreted over the remaining expected life of the securities as an adjustment of yield and is partially offset by the amortization of the corresponding discount on the transferred securities. As of December 31, 2018, $17.1 million or $13.2 million net of tax, of the unrealized loss has been accreted from AOCI into interest income. FCB has the intent and ability to retain these securities until maturity.

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

Other investments include trust preferred securities of financial institutions. BancShares holds approximately 298,000 shares of Visa Class B common stock with a cost basis of zero. BancShares' Visa Class B shares are not considered to have a readily determinable fair value and are included in the Consolidated Balance Sheets at a $0 fair value.

The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed, government agency and equity securities are stated separately as they are not due at a single maturity date.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,049,253	$1,047,380	$808,768	$808,301
One through five years	205,526	205,805	849,642	849,563
Five through 10 years	134,370	133,626	59,414	59,963
Over 10 years	3,923	4,125	7,645	7,719
Government agency	257,252	256,835	8,695	8,670
Mortgage-backed securities	2,956,793	2,909,339	5,419,379	5,340,756
Marketable equity securities	—	—	75,471	105,208
Total investment securities available for sale	$4,607,117	$4,557,110	$7,229,014	$7,180,180
Investment securities held to maturity
Mortgage-backed securities held to maturity	$2,184,653	$2,201,502	$76	$81
For each period presented, securities gains (losses) include the following:

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Gross gains on retirement/sales of investment securities available for sale	$353	$11,635	$27,104
Gross losses on sales of investment securities available for sale	(2)	(7,342)	(431)
Net securities gains	$351	$4,293	$26,673

The following table provides the realized and unrealized gains or losses on marketable equity securities for the three and twelve months ended December 31, 2018.

(Dollars in thousands)	Three months ended December 31, 2018	Twelve months ended December 31, 2018
Marketable equity securities (losses) gains, net	$(16,875)	$(7,610)
Less net gains recognized on marketable equity securities sold	9	1,190
Unrealized (losses) gains recognized on marketable equity securities held	$(16,884)	$(8,800)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information regarding securities with unrealized losses as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$248,983	$113	$848,622	$2,053	$1,097,605	$2,166
Government agency	115,273	601	2,310	38	117,583	639
Mortgage-backed securities	262,204	2,387	1,940,695	50,376	2,202,899	52,763
Corporate bonds	79,066	842	5,000	22	84,066	864
Total	$705,526	$3,943	$2,796,627	$52,489	$3,502,153	$56,432
Investment securities held to maturity:
Mortgage-backed securities	$5,111	$181	$10,131	$309	$15,242	$490

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$1,408,166	$345	$249,698	$201	$1,657,864	$546
Government agency	848	12	2,527	28	3,375	40
Mortgage-backed securities	2,333,254	20,911	2,723,406	59,241	5,056,660	80,152
Corporate bonds	5,025	8	—	—	5,025	8
Other	5,349	182	—	—	5,349	182
Total	$3,752,642	$21,458	$2,975,631	$59,470	$6,728,273	$80,928
As of December 31, 2018, there were 221 investment securities available for sale that had continuous losses for more than 12 months of which 213 are government sponsored, enterprise-issued mortgage-backed securities or government agency securities, 7 are U.S. Treasury securities and 1 is a corporate bond. There were 2 investment securities held to maturity, which were government sponsored, enterprise-issued mortgage securities, that had continuous losses for more than 12 months at December 31, 2018.
None of the unrealized losses identified as of December 31, 2018 or December 31, 2017 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses related to changes in interest rates and spreads relative to when the investment securities were purchased. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be OTTI.
Debt securities having an aggregate carrying value of $4.03 billion at December 31, 2018 and $4.59 billion at December 31, 2017, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
NOTE D
LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are non-PCI or PCI. Loans that are originated by BancShares and loans that are performing under their contractual obligations at acquisition are classified as Non-PCI. Loans that reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments are classified as PCI. Additionally, acquired loans are recorded at fair value at the date of acquisition, with no corresponding allowance for loan and lease losses. See Note A for additional information on non-PCI and PCI loans and leases.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and leases outstanding include the following at December 31, 2018 and 2017:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Non-PCI loans and leases:
Commercial:
Construction and land development	$757,854	$669,215
Commercial mortgage	10,717,234	9,729,022
Other commercial real estate	426,985	473,433
Commercial and industrial and leases	3,938,730	3,625,208
Other	296,424	302,176
Total commercial loans	16,137,227	14,799,054
Noncommercial:
Residential mortgage	4,265,687	3,523,786
Revolving mortgage	2,542,975	2,701,525
Construction and land development	257,030	248,289
Consumer	1,713,781	1,561,173
Total noncommercial loans	8,779,473	8,034,773
Total non-PCI loans and leases	24,916,700	22,833,827
PCI loans:
Total PCI loans	606,576	762,998
Total loans and leases	$25,523,276	$23,596,825

At December 31, 2018, $9.12 billion in noncovered loans with a lendable collateral value of $6.36 billion were used to secure $175.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.18 billion. At December 31, 2017, $8.75 billion in noncovered loans with a lendable collateral value of $6.08 billion were used to secure $835.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $5.24 billion.

At December 31, 2018, $2.94 billion in noncovered loans with a lendable collateral value of $2.19 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). At December 31, 2017, $2.77 billion in noncovered loans with a lendable collateral value of $2.08 billion were used to secure additional borrowing capacity at the FRB.

Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale totaled $45.5 million and $51.2 million at December 31, 2018 and 2017, respectively. We may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value.

During 2018, total proceeds from sales of residential mortgage loans were $618.1 million of which $608.5 million related to sales of loans held for sale. The remaining $9.6 million related to sales of portfolio loans, which were sold at par. During 2017, total proceeds from sales of residential mortgage loans were $823.5 million, of which $660.8 million related to sales of loans held for sale. The remaining $162.6 million related to sales of portfolio loans, which resulted in a gain of $1.0 million.

Net deferred fees on originated non-PCI loans and leases, including unearned income as well as unamortized costs, were $79 thousand and $1.7 million at December 31, 2018 and December 31, 2017, respectively. The unamortized discounts related to purchased non-PCI loans in the Capital Commerce, HomeBancorp, Guaranty, Cordia Bancorp, Inc. (Cordia) and First Citizens Bancorporation, Inc. (Bancorporation) acquisitions were $3.1 million, $6.3 million, $10.8 million, $1.4 million and $12.0 million at December 31, 2018, respectively. At December 31, 2017, the unamortized discounts related to purchased non-PCI loans and leases from the Guaranty, Cordia and Bancorporation acquisitions were $14.2 million, $2.7 million and $18.1 million, respectively. During the years ended December 31, 2018 and December 31, 2017, accretion income on purchased non-PCI loans and leases was $12.8 million and $13.6 million, respectively.

Loans and leases to borrowers in medical, dental or related fields were $4.98 billion as of December 31, 2018, which represents 19.5 percent of total loans and leases, compared to $4.86 billion or 20.6 percent of total loans and leases at December 31, 2017. The credit risk of this industry concentration is mitigated through our underwriting policies, which emphasize reliance on adequate borrower cash flow, rather than underlying collateral value, and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2018.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit quality indicators
Loans and leases are monitored for credit quality on a recurring basis. Commercial and noncommercial loans and leases have different credit quality indicators as a result of the unique characteristics of the loan segments being evaluated. The credit quality indicators for non-PCI and PCI commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Commercial loans are evaluated periodically with more frequent evaluations done on criticized loans. The indicators as of the date presented are based on the most recent assessment performed and are defined below:
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2018 and 2017, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for non-PCI and PCI noncommercial loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of the loans and leases outstanding at December 31, 2018 and December 31, 2017, by credit quality indicator are provided below:

	December 31, 2018
	Non-PCI commercial loans and leases
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$753,985	$10,507,687	$422,500	$3,778,797	$294,700	$15,757,669
Special mention	1,369	114,219	3,193	54,814	1,105	174,700
Substandard	2,500	92,743	1,292	30,688	619	127,842
Doubtful	—	—	—	354	—	354
Ungraded	—	2,585	—	74,077	—	76,662
Total	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$16,137,227

	December 31, 2017
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$665,197	$9,521,019	$468,942	$3,395,086	$298,064	$14,348,308
Special mention	691	78,643	1,260	48,470	2,919	131,983
Substandard	3,327	128,848	3,224	25,202	1,193	161,794
Doubtful	—	262	—	385	—	647
Ungraded	—	250	7	156,065	—	156,322
Total	$669,215	$9,729,022	$473,433	$3,625,208	$302,176	$14,799,054

	December 31, 2018
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,214,783	$2,514,269	$254,837	$1,696,321	$8,680,210
30-59 days past due	28,239	12,585	581	10,035	51,440
60-89 days past due	7,357	4,490	21	3,904	15,772
90 days or greater past due	15,308	11,631	1,591	3,521	32,051
Total	$4,265,687	$2,542,975	$257,030	$1,713,781	$8,779,473

	December 31, 2017
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$3,465,935	$2,674,390	$239,648	$1,546,473	$7,926,446
30-59 days past due	27,886	13,428	7,154	8,812	57,280
60-89 days past due	8,064	3,485	108	2,893	14,550
90 days or greater past due	21,901	10,222	1,379	2,995	36,497
Total	$3,523,786	$2,701,525	$248,289	$1,561,173	$8,034,773

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018	December 31, 2017
(Dollars in thousands)	PCI commercial loans
Pass	$141,922	$201,332
Special mention	48,475	63,257
Substandard	101,447	117,068
Doubtful	4,828	11,735
Ungraded	—	27
Total	$296,672	$393,419

	December 31, 2018	December 31, 2017
(Dollars in thousands)	PCI noncommercial loans
Current	$268,280	$318,632
30-89 days past due	11,155	13,343
60-89 days past due	7,708	6,212
90 days or greater past due	22,761	31,392
Total	$309,904	$369,579

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of the outstanding non-PCI loans and leases, by class, at December 31, 2018, and December 31, 2017 are provided in the tables below. Loans and leases 30 days or less past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2018
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development - commercial	$516	$9	$444	$969	$756,885	$757,854
Commercial mortgage	14,200	2,066	3,237	19,503	10,697,731	10,717,234
Other commercial real estate	91	76	300	467	426,518	426,985
Commercial and industrial and leases	9,655	1,759	2,892	14,306	3,924,424	3,938,730
Other	285	—	89	374	296,050	296,424
Total commercial loans	24,747	3,910	6,962	35,619	16,101,608	16,137,227
Noncommercial:
Residential mortgage	28,239	7,357	15,308	50,904	4,214,783	4,265,687
Revolving mortgage	12,585	4,490	11,631	28,706	2,514,269	2,542,975
Construction and land development - noncommercial	581	21	1,591	2,193	254,837	257,030
Consumer	10,035	3,904	3,521	17,460	1,696,321	1,713,781
Total noncommercial loans	51,440	15,772	32,051	99,263	8,680,210	8,779,473
Total non-PCI loans and leases	$76,187	$19,682	$39,013	$134,882	$24,781,818	$24,916,700

	December 31, 2017
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development - commercial	$491	$442	$357	$1,290	$667,925	$669,215
Commercial mortgage	12,288	2,375	6,490	21,153	9,707,869	9,729,022
Other commercial real estate	107	—	75	182	473,251	473,433
Commercial and industrial and leases	9,677	1,677	2,239	13,593	3,611,615	3,625,208
Other	188	6	133	327	301,849	302,176
Total commercial loans	22,751	4,500	9,294	36,545	14,762,509	14,799,054
Noncommercial:
Residential mortgage	27,886	8,064	21,901	57,851	3,465,935	3,523,786
Revolving mortgage	13,428	3,485	10,222	27,135	2,674,390	2,701,525
Construction and land development - noncommercial	7,154	108	1,379	8,641	239,648	248,289
Consumer	8,812	2,893	2,995	14,700	1,546,473	1,561,173
Total noncommercial loans	57,280	14,550	36,497	108,327	7,926,446	8,034,773
Total non-PCI loans and leases	$80,031	$19,050	$45,791	$144,872	$22,688,955	22,833,827

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2018 and December 31, 2017 for non-PCI loans and leases, were as follows:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$666	$—	$1,040	$—
Commercial mortgage	12,594	—	22,625	397
Other commercial real estate	366	—	916	—
Commercial and industrial and leases	4,624	808	4,876	428
Residential mortgage	35,662	—	38,942	—
Revolving mortgage	25,563	—	19,990	—
Construction and land development - noncommercial	1,823	—	1,989	—
Consumer	2,969	2,080	1,992	2,153
Other	279	—	164	—
Total non-PCI loans and leases	$84,546	$2,888	$92,534	$2,978

Purchased non-PCI loans and leases

The following table relates to purchased non-PCI loans acquired in the Palmetto Heritage, Capital Commerce and HomeBancorp transactions in 2018 and the Guaranty transaction in 2017. The table summarizes the contractually required payments, which include principal and interest, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date.

(Dollars in thousands)	Palmetto Heritage	Capital Commerce	HomeBancorp	Guaranty
Contractually required payments	$142,413	$198,568	$710,876	$703,916
Contractual cash flows not expected to be collected	—	5,427	9,845	16,073
Fair value at acquisition date	131,283	173,354	550,618	574,553

The recorded fair values of purchased non-PCI loans acquired in the Palmetto Heritage, Capital Commerce and HomeBancorp transactions in 2018 and the Guaranty transaction in 2017 as of their respective acquisition date were as follows:

(Dollars in thousands)	Palmetto Heritage	Capital Commerce	HomeBancorp	Guaranty
Commercial:
Construction and land development	$13,186	$10,299	$525	$—
Commercial mortgage	29,225	57,049	188,688	850
Other commercial real estate	753	6,370	55,183	—
Commercial and industrial and leases	8,153	34,301	7,931	583
Other	1,039	—	—	183,816
Total commercial loans and leases	52,356	108,019	252,327	185,249
Noncommercial:
Residential mortgage	59,076	50,630	296,273	309,612
Revolving mortgage	6,175	2,552	51	54,780
Construction and land development	11,103	11,173	—	—
Consumer	2,573	980	1,967	24,912
Total noncommercial loans and leases	78,927	65,335	298,291	389,304
Total non-PCI loans	$131,283	$173,354	$550,618	$574,553

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PCI loans
The following table relates to PCI loans acquired in the Palmetto Heritage, Capital Commerce and HomeBancorp transactions in 2018 and the Guaranty and HCB transactions in 2017. The table summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the respective acquisition dates.

(Dollars in thousands)	Palmetto Heritage	Capital Commerce	HomeBancorp	Guaranty	HCB
Contractually required payments	$4,783	$13,871	$26,651	$158,456	$111,250
Cash flows expected to be collected	4,112	11,814	19,697	142,000	101,802
Fair value of loans at acquisition	3,863	10,772	15,555	114,533	85,149
The recorded fair values of PCI loans acquired in the Palmetto Heritage, Capital Commerce and HomeBancorp transactions in 2018 and the Guaranty and HCB transactions in 2017 as of their respective acquisition date were as follows:

(Dollars in thousands)	Palmetto Heritage	Capital Commerce	HomeBancorp	Guaranty	HCB
Commercial:
Construction and land development	$212	$1,482	$—	$55	$7,061
Commercial mortgage	1,053	1,846	7,815	644	21,836
Other commercial real estate	—	—	—	—	6,404
Commercial and industrial	372	922	423	2	19,675
Total commercial loans	1,637	4,250	8,238	701	54,976
Noncommercial:
Residential mortgage	2,226	6,503	7,317	80,475	25,857
Revolving mortgage	—	—	—	33,319	3,434
Construction and land development	—	—	—	26	—
Consumer	—	19	—	12	882
Total noncommercial loans	2,226	6,522	7,317	113,832	30,173
Total PCI loans	$3,863	$10,772	$15,555	$114,533	$85,149
The following table provides changes in the carrying value of all PCI loans during the years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017	2016
Balance at January 1	$762,998	$809,169	$950,516
Fair value of PCI loans acquired during the year	30,190	199,682	80,690
Accretion	61,502	76,594	76,565
Payments received and other changes, net	(248,114)	(322,447)	(298,602)
Balance at December 31	$606,576	$762,998	$809,169
Unpaid principal balance at December 31	$960,457	$1,175,441	$1,266,395

The carrying value of PCI loans on the cost recovery method was $3.3 million at December 31, 2018, and $1.1 million at December 31, 2017. The recorded investment of PCI loans on nonaccrual status was $1.3 million and $624 thousand at December 31, 2018, and December 31, 2017, respectively.
During the years ended December 31, 2018, and December 31, 2017, accretion income on PCI loans was $61.5 million and $76.6 million, respectively.
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes changes to the amount of accretable yield for 2018 and 2017.

(Dollars in thousands)	2018	2017	2016
Balance at January 1	$316,679	$335,074	$343,856
Additions from acquisitions	6,393	44,120	12,488
Accretion	(61,502)	(76,594)	(76,565)
Reclassifications from nonaccretable difference	5,980	18,901	29,931
Changes in expected cash flows that do not affect nonaccretable difference	45,344	(4,822)	25,364
Balance at December 31	$312,894	$316,679	$335,074

NOTE E
ALLOWANCE FOR LOAN AND LEASE LOSSES

During 2018, BancShares transitioned to a dual risk credit grading process. Significant loan growth both organically and through acquisitions prompted the need to enhance the credit grading process and provide additional granularity in assessing credit risks. This transition allowed BancShares to enhance its ALLL methodology. Specifically, we updated the credit quality indicators used in the ALLL estimation to aggregate credit quality by borrower classification code and added a facility risk rating that provides additional granularity of risks by collateral type. This change in estimate resulted in an immaterial impact to the financial statements, which is reflected in the ALLL and provision for loan and lease losses.

Activity in the allowance for non-PCI loan and lease losses by class of loans is summarized as follows:

	Years ended December 31, 2018, 2017, 2016
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2016	$16,288	$69,896	$2,168	$48,640	$1,855	$14,105	$15,971	$1,485	$19,496	$189,904
Provision (credits)	12,871	(21,912)	925	15,218	877	801	7,413	45	18,632	34,870
Charge-offs	(680)	(987)	—	(9,455)	(144)	(926)	(3,287)	—	(14,108)	(29,587)
Recoveries	398	1,281	176	1,729	539	467	916	66	4,267	9,839
Balance at December 31, 2016	28,877	48,278	3,269	56,132	3,127	14,447	21,013	1,596	28,287	205,026
Provision (credits)	(4,329)	(5,694)	1,280	11,624	2,189	2,096	2,509	2,366	17,098	29,139
Charge-offs	(599)	(421)	(5)	(11,921)	(912)	(1,376)	(2,368)	—	(18,784)	(36,386)
Recoveries	521	2,842	27	3,989	285	539	1,282	—	4,603	14,088
Balance at December 31, 2017	24,470	45,005	4,571	59,824	4,689	15,706	22,436	3,962	31,204	211,867
Provision (credits)	10,533	(1,490)	(2,171)	2,511	(2,827)	897	1,112	(1,520)	22,187	29,232
Charge-offs	(44)	(1,140)	(69)	(10,211)	(130)	(1,689)	(3,235)	(219)	(22,817)	(39,554)
Recoveries	311	1,076	150	3,496	489	558	1,549	127	5,267	13,023
Balance at December 31, 2018	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the allowance and recorded investment in loans and leases by class of loans, as well as the associated impairment method at December 31, 2018 and December 31, 2017.

	December 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$490	$2,671	$42	$1,137	$105	$1,901	$2,515	$81	$885	$9,827
ALLL for loans and leases collectively evaluated for impairment	34,780	40,780	2,439	54,483	2,116	13,571	19,347	2,269	34,956	204,741
Total allowance for loan and lease losses	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568
Loans and leases:
Loans and leases individually evaluated for impairment	$2,175	$55,447	$860	$9,868	$291	$42,168	$28,852	$3,749	$3,020	$146,430
Loans and leases collectively evaluated for impairment	755,679	10,661,787	426,125	3,928,862	296,133	4,223,519	2,514,123	253,281	1,710,761	24,770,270
Total loan and leases	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$4,265,687	$2,542,975	$257,030	$1,713,781	$24,916,700

	December 31, 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$185	$3,648	$209	$1,062	$—	$2,733	$1,085	$68	$738	$9,728
ALLL for loans and leases collectively evaluated for impairment	24,285	41,357	4,362	58,762	4,689	12,973	21,351	3,894	30,466	202,139
Total allowance for loan and lease losses	$24,470	$45,005	$4,571	$59,824	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Loans and leases:
Loans and leases individually evaluated for impairment	$788	$73,655	$1,857	$9,888	$521	$37,842	$23,770	$4,551	$2,774	$155,646
Loans and leases collectively evaluated for impairment	668,427	9,655,367	471,576	3,615,320	301,655	3,485,944	2,677,755	243,738	1,558,399	22,678,181
Total loan and leases	$669,215	$9,729,022	$473,433	$3,625,208	$302,176	$3,523,786	$2,701,525	$248,289	$1,561,173	$22,833,827

Activity in the PCI allowance and balances for years ended December 31, 2018, 2017 and 2016 is summarized as follows:

(Dollars in thousands)	2018	2017	2016
Allowance for loan losses:
Balance at January 1	$10,026	$13,769	$16,312
Provision credits	(765)	(3,447)	(1,929)
Charge-offs	(117)	(296)	(614)
Recoveries	—	—	—
Balance at December 31	$9,144	$10,026	$13,769

The following table presents the PCI allowance and recorded investment in loans at December 31, 2018 and December 31, 2017.

(Dollars in thousands)	December 31, 2018	December 31, 2017
Allowance for loan losses:
ALLL for loans acquired with deteriorated credit quality	$9,144	$10,026
Loans acquired with deteriorated credit quality	606,576	762,998

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018 and December 31, 2017, $186.6 million and $279.8 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $9.1 million and $10.0 million, respectively.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	December 31, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$1,897	$278	$2,175	$2,606	$490
Commercial mortgage	34,177	21,270	55,447	61,317	2,671
Other commercial real estate	243	617	860	946	42
Commercial and industrial and leases	7,153	2,715	9,868	14,695	1,137
Other	216	75	291	301	105
Residential mortgage	40,359	1,809	42,168	45,226	1,901
Revolving mortgage	25,751	3,101	28,852	31,371	2,515
Construction and land development - noncommercial	2,337	1,412	3,749	4,035	81
Consumer	2,940	80	3,020	3,405	885
Total non-PCI impaired loans and leases	$115,073	$31,357	$146,430	$163,902	$9,827

	December 31, 2017
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Construction and land development - commercial	$788	$—	$788	$1,110	$185
Commercial mortgage	39,135	34,520	73,655	78,936	3,648
Other commercial real estate	1,351	506	1,857	2,267	209
Commercial and industrial and leases	8,216	1,672	9,888	13,046	1,062
Other	—	521	521	521	—
Residential mortgage	19,135	18,707	37,842	39,946	2,733
Revolving mortgage	5,875	17,895	23,770	25,941	1,085
Construction and land development - noncommercial	592	3,959	4,551	5,224	68
Consumer	2,107	667	2,774	3,043	738
Total non-PCI impaired loans and leases	$77,199	$78,447	$155,646	$170,034	$9,728

Non-PCI impaired loans less than $500,000 that are collectively evaluated were $47.1 million and $49.1 million at December 31, 2018, and 2017, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31, 2018
(Dollars in thousands)	YTD Average Balance	YTD Interest Income Recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,734	$84
Commercial mortgage	65,943	2,569
Other commercial real estate	1,225	43
Commercial and industrial and leases	9,560	364
Other	135	3
Residential mortgage	41,368	1,237
Revolving mortgage	26,759	900
Construction and land development - noncommercial	3,677	172
Consumer	2,722	116
Total non-PCI impaired loans and leases	$153,123	$5,488

	Year ended December 31, 2017
Non-PCI impaired loans and leases:
Construction and land development - commercial	$858	$37
Commercial mortgage	73,815	2,596
Other commercial real estate	1,642	34
Commercial and industrial and leases	11,600	427
Other	426	22
Residential mortgage	33,818	990
Revolving mortgage	14,022	436
Construction and land development - noncommercial	3,383	145
Consumer	2,169	103
Total non-PCI impaired loans and leases	$141,733	$4,790

	Year ended December 31, 2016
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,700	$138
Commercial mortgage	82,146	2,671
Other commercial real estate	1,112	38
Commercial and industrial and leases	13,185	480
Other	687	33
Residential mortgage	26,774	805
Revolving mortgage	6,915	171
Construction and land development - noncommercial	983	50
Consumer	1,480	80
Total non-PCI impaired loans and leases	$135,982	$4,466

Troubled Debt Restructurings (TDRs)

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of total TDRs by accrual status. Total TDRs at December 31, 2018, were $156.1 million, of which $137.9 million were non-PCI and $18.2 million were PCI. Total TDRs at December 31, 2017, were $164.6 million, of which $146.1 million were non-PCI and $18.5 million were PCI.

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$1,946	$352	$2,298	$4,089	$483	$4,572
Commercial mortgage	53,270	7,795	61,065	62,358	15,863	78,221
Other commercial real estate	851	9	860	1,012	788	1,800
Commercial and industrial and leases	7,986	2,060	10,046	8,320	1,958	10,278
Other	118	173	291	521	—	521
Total commercial loans	64,171	10,389	74,560	76,300	19,092	95,392
Noncommercial
Residential mortgage	37,903	9,621	47,524	34,067	9,475	43,542
Revolving mortgage	20,492	8,196	28,688	17,673	5,180	22,853
Construction and land development - noncommercial	2,227	110	2,337	—	—	—
Consumer and other	2,300	721	3,021	2,351	423	2,774
Total noncommercial loans	62,922	18,648	81,570	54,091	15,078	69,169
Total loans	$127,093	$29,037	$156,130	$130,391	$34,170	$164,561

The following tables provide the types of TDRs made during the years ended December 31, 2018 and 2017, as well as a summary of loans that were modified as a TDR during the years ended December 31, 2018 and 2017 that subsequently defaulted during the years ended December 31, 2018 and 2017. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

	Year ended December 31, 2018				Year ended December 31, 2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
Loans and leases
Interest only period provided
Commercial loans	3	$1,003	—	$—	5	$1,124	1	$634
Noncommercial loans	—	—	—	—	1	82	—	—
Total interest only	3	1,003	—	—	6	1,206	1	634

Loan term extension
Commercial loans	21	3,933	4	675	13	3,007	—	—
Noncommercial loans	21	1,554	4	190	34	3,510	2	273
Total loan term extension	42	5,486	8	865	47	6,517	2	273

Below market interest rate
Commercial loans	85	12,859	24	2,998	92	14,811	32	3,392
Noncommercial loans	184	15,545	68	5,461	271	15,601	78	4,591
Total below market interest rate	269	28,404	92	8,459	363	30,412	110	7,983

Discharged from bankruptcy
Commercial loans	26	2,043	8	825	39	3,012	26	708
Noncommercial loans	151	6,617	56	3,169	177	7,853	65	2,392
Total discharged from bankruptcy	177	8,660	64	3,994	216	10,865	91	3,100
Total restructurings	491	$43,553	164	$13,318	632	$49,000	204	$11,990

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F
PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2018 and 2017 are summarized as follows:

(Dollars in thousands)	Useful Life ( years)	2018	2017
Land	indefinite	$306,734	$290,990
Premises and leasehold improvements	3 - 40	1,228,582	1,158,699
Furniture and equipment	3 - 10	560,923	489,067
Total		2,096,239	1,938,756
Less accumulated depreciation and amortization		892,060	800,325
Total premises and equipment		$1,204,179	$1,138,431

Depreciation and amortization expense was $96.8 million, $90.8 million and $88.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

BancShares leases certain premises and equipment under various lease agreements that provide for payment of property taxes, insurance and maintenance costs. Operating leases frequently provide for one or more renewal options either on the same basis as current rental terms or increased rents with cost of living escalation clauses, while others can also include purchase options.

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2018:

(Dollars in thousands)	Year ended December 31
2019	$18,058
2020	16,377
2021	14,564
2022	12,381
2023	10,434
Thereafter	38,494
Total minimum payments	$110,308

Total rent expense for all operating leases amounted to $15.5 million in 2018, $15.2 million in 2017 and $13.0 million in 2016, net of rent income, which was $7.8 million, $6.6 million and $6.5 million during 2018, 2017 and 2016, respectively.
NOTE G
OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in other real estate owned during 2018 and 2017.

(Dollars in thousands)	Total
Balance at January 1, 2017	$61,231
Additions	34,980
Additions acquired in the Guaranty acquisition	55
Sales	(40,709)
Write-downs	(4,460)
Balance at December 31, 2017	51,097
Additions	24,997
Additions acquired in the HomeBancorp acquisition	2,135
Additions acquired in the Palmetto Heritage acquisition	2,319
Sales	(28,128)
Write-downs	(4,390)
Balance at December 31, 2018	$48,030
At December 31, 2018 and 2017, BancShares had $17.2 million and $19.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $22.0 million and $26.9 million at December 31, 2018, and December 31, 2017, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H
FDIC SHARED-LOSS PAYABLE

At December 31, 2018, shared-loss protection remains for single family residential loans acquired in the amount of $55.6 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. As of December 31, 2018 and December 31, 2017, the estimated clawback liability was $105.6 million and $101.3 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

The following table provides changes in the FDIC shared-loss payable for the years ended December 31, 2018 and December 31, 2017.

(Dollars in thousands)	2018	2017
Beginning balance	$101,342	$97,008
Accretion	4,023	3,851
Adjustments related to changes in assumptions	253	483
Ending balance	$105,618	$101,342

NOTE I
DEPOSITS
Deposits at December 31, 2018 and 2017 were as follows:

(Dollars in thousands)	2018	2017
Demand	$11,882,670	$11,237,375
Checking with interest	5,338,511	5,230,060
Money market accounts	8,194,818	8,059,271
Savings	2,499,750	2,340,449
Time	2,756,711	2,399,120
Total deposits	$30,672,460	$29,266,275

Time deposits with a denomination of $250,000 or more were $567.3 million and $414.0 million at December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2019	$1,895,313
2020	518,504
2021	115,643
2022	194,413
2023	32,838
Thereafter	—
Total time deposits	$2,756,711

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J
SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Repurchase agreements	$543,936	$586,171
Notes payable to Federal Home Loan Banks	28,500	90,000
Federal funds purchased	—	2,551
Subordinated notes payable	—	15,000
Unamortized purchase accounting adjustments	(149)	85
Total short-term borrowings	$572,287	$693,807
At December 31, 2018, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $690.0 million on an unsecured basis. Additionally, under borrowing arrangements with the FRB of Richmond and FHLB of Atlanta, BancShares has access to an additional $8.38 billion on a secured basis.

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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $598.6 million and $684.2 million at December 31, 2018 and December 31, 2017, respectively.
The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included repurchase agreements totaling $543.9 million at December 31, 2018 and $556.2 million at December 31, 2017 with overnight and continuous remaining contractual maturities collateralized by U.S. Treasury securities. At December 31, 2017, there also were repurchase agreements with a remaining contractual maturity of 30-90 days totaling $30.0 million for a gross amount of $586.2 million that were collateralized by U.S. Treasury securities.

NOTE L
LONG-TERM OBLIGATIONS

Long-term obligations at December 31, 2018 and 2017 include:

(Dollars in thousands)	2018	2017
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	$88,145	$90,207
Junior subordinated debenture at 3-month LIBOR plus 2.25 percent maturing June 15, 2034	19,588	19,588
Junior subordinated debenture at 3-month LIBOR plus 2.85 percent maturing April 7, 2034	10,310	10,310
Junior subordinated debenture at 3-month LIBOR plus 2.00 percent maturing July 7, 2036	4,124	—
Junior subordinated debentures at 7.00 percent maturing December 31, 2026	20,000	—
Obligations under capitalized leases extending to December 2050	13,160	7,795
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 1.64 percent to 3.06 percent and maturing through August 2023	165,205	745,221
Unamortized purchase accounting adjustments	(1,426)	(2,964)
Other long-term debt	761	83
Total long-term obligations	$319,867	$870,240

At December 31, 2018 and December 31, 2017, $122.2 million and $120.1 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I, and CCBI Capital Trust I special purpose entities and grantor trusts for $118.5 million and $116.5 million, on each of those dates, of trust preferred securities. FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I, and CCBI Capital Trust I's (the Trusts) trust preferred securities mature in 2036, 2034, 2034, and 2036, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of its two subsidiaries, FCB Capital Trust III or FCB/SC Capital Trust I. FCB has guaranteed all obligations of its two trust subsidiaries, SCB Capital Trust I and CCBI Capital Trust I. The CCBI Capital Trust I was acquired from Capital Commerce during the fourth quarter of 2018. At December 31, 2018, long-term obligations included $20.0 million in junior subordinated debentures maturing in 2026, acquired from HomeBancorp during the second quarter of 2018.

Long-term obligations maturing in each of the five years subsequent to December 31, 2018 and thereafter include:

Year ended December 31
2019	$10,000
2020	12,693
2021	14,732
2022	13,754
2023	125,500
Thereafter	143,188
Total long-term obligations	$319,867

NOTE M
ESTIMATED FAIR VALUES

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. BancShares estimates fair value using discounted cash flows or other valuation techniques when there is no active market for a financial instrument. Inputs used in these valuation techniques are subjective in nature, involve uncertainties and require significant judgment. Therefore, the derived fair value estimates presented below are not necessarily indicative of the amounts BancShares would realize in a current market exchange.
Assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy for an asset or liability is based on the lowest level of input that is significant to the fair value measurement (with Level 1 inputs considered highest and Level 3 inputs considered lowest). A brief description of each input level follows:

•	Level 1 inputs are quoted prices in active markets for identical assets and liabilities.

•
Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities and market corroborated inputs.

•	Level 3 inputs are unobservable inputs for the asset or liability. These unobservable inputs and assumptions reflect estimates that market participants would use in pricing the asset or liability.
BancShares' management reviews any changes to its valuation methodologies to ensure they are appropriate and supportable, and refines valuation methodologies as more market-based data becomes available. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.
The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below.
Investment securities available for sale. Investment securities available for sale are carried at fair value. U.S. Treasury, government agency and mortgage-backed securities are generally measured at fair value using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and utilizes pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers, as needed. These securities are generally classified as Level 2. Corporate bonds and other, which consist of trust preferred securities, are generally measured at fair value based on indicative bids from broker-dealers that are not directly observable. These securities are considered Level 3.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable equity securities. Equity securities are measured at fair value using observable closing prices. The valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.

Loans held for sale. Certain residential real estate loans that are originated to be sold to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are considered Level 2 inputs. Portfolio loans that are subsequently transferred to held for sale to be sold in the secondary market are transferred at fair value. The fair value of the transferred portfolio loans is based on quoted prices that are considered Level 1 inputs.

Net loans and leases (Non-PCI and PCI). Fair value is estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. The inputs used in the fair value measurements for loans and leases are considered Level 3 inputs.

FHLB stock. The carrying amount of FHLB stock is a reasonable estimate of fair value, as these securities are not readily marketable and are evaluated for impairment based on the ultimate recoverability of the par value. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. BancShares investment in FHLB stock is ultimately recoverable at par. The inputs used in the fair value measurement for the FHLB stock are considered Level 2 inputs.

Mortgage and other servicing rights. Mortgage and other servicing rights are carried at the lower of amortized cost or market and are, therefore, carried at fair value only when fair value is less than the amortized cost. The fair value of mortgage and other servicing rights is performed using a pooling methodology. Similar loans are pooled together and a model that relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for mortgage and other servicing rights are considered Level 3 inputs.

Deposits. For non-time deposits, carrying value is a reasonable estimate of fair value. The fair value of time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurement for deposits are considered Level 2 inputs.

Long-term obligations. For long-term obligations, the fair values are determined based on recent trades or sales of the actual security if available; otherwise, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for long-term obligations are considered Level 2 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2018 and 2017. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, short-term borrowings and accrued interest payable are considered Level 2.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table presents the carrying values and estimated fair values for financial instruments as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$327,440	$327,440	$336,150	$336,150
Overnight investments	797,406	797,406	1,387,927	1,387,927
Investment securities available for sale	4,557,110	4,557,110	7,180,180	7,180,180
Investment securities held to maturity	2,184,653	2,201,502	76	81
Marketable equity securities	92,599	92,599	—	—
Loans held for sale	45,505	45,505	51,179	51,179
Net loans and leases	25,299,564	24,845,060	23,374,932	22,257,803
Income earned not collected	109,903	109,903	95,249	95,249
Federal Home Loan Bank stock	25,304	25,304	52,685	52,685
Mortgage and other servicing rights	24,066	29,532	21,945	26,170
Deposits	30,672,460	30,623,214	29,266,275	29,230,768
Short-term borrowings	572,287	572,287	693,807	693,807
Long-term obligations	319,867	332,678	870,240	852,112
Payable to the FDIC for shared-loss agreements	105,618	105,846	101,342	102,684
Accrued interest payable	3,712	3,712	3,952	3,952

Among BancShares’ assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2018 and December 31, 2017.

	December 31, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,247,710	$—	$1,247,710	$—
Government agency	256,835	—	256,835	—
Mortgage-backed securities	2,909,339	—	2,909,339	—
Corporate bonds	139,101	—	—	139,101
Other	4,125	—	—	4,125
Total investment securities available for sale	$4,557,110	$—	$4,413,884	$143,226
Marketable equity securities	$92,599	$17,887	$74,712	—
Loans held for sale	$45,505	$—	$45,505	$—

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,657,864	$—	$1,657,864	$—
Government agency	8,670	—	8,670	—
Mortgage-backed securities	5,340,756	—	5,340,756	—
Marketable equity securities	105,208	19,341	85,867	—
Corporate bonds	59,963	—	59,963	—
Other	7,719	—	7,719	—
Total investment securities available for sale	$7,180,180	$19,341	$7,160,839	$—
Loans held for sale	$51,179	$—	$51,179	$—
During the year ended December 31, 2018, $59.7 million of corporate bonds and $5.6 million of other investment securities available for sale were transferred from Level 2 to Level 3. The transfers were due to a lack of observable inputs and trade activity for those securities. There were no transfers between levels during the year ended December 31, 2017.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity for Level 3 assets:

	December 31, 2018
(Dollars in thousands)	Corporate bonds	Other
Balance at January 1, 2018	$—	$—
Transfers in	59,653	5,618
Amounts included in net income	169	22
Unrealized net (losses) gains included in other comprehensive income	(1,043)	122
Acquisition	82,727	—
Sales / Calls	(2,405)	(1,637)
Balance at December 31, 2018	$139,101	$4,125

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at December 31, 2018.

(Dollars in thousands)			December 31, 2018
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	$139,101
Other	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	4,125

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income in the Consolidated Statements of Income and were gains of $50 thousand and $2.9 million for the years ended December 31, 2018 and 2017, respectively, and a loss of $2.4 million for the year ended December 31, 2016.
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance for residential real estate originated for sale measured at fair value as of December 31, 2018 and 2017.

	December 31, 2018
(Dollars in thousands)	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$45,505	$44,073	$1,432

	December 31, 2017
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$51,179	$49,796	$1,383

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2018 or December 31, 2017.

Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO and goodwill, which are periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impaired loans are considered to be at fair value if an associated allowance adjustment or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6 and 11 percent applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate generally ranges between 1 and 14 percent.

OREO that has been acquired or written down in the current year is considered to be at fair value, which uses asset valuations. Asset values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6 and 11 percent applied for estimated selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2018 and December 31, 2017.

	December 31, 2018
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Impaired loans	$105,994	$—	$—	$105,994
Other real estate remeasured during current year	35,344	—	—	35,344

	December 31, 2017
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Impaired loans	$72,539	$—	$—	$72,539
Other real estate remeasured during current year	40,167	—	—	40,167

No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017.

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

Defined Benefit Pension Plans

Employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (BancShares Plan). The BancShares Plan was closed to new participants as of April 1, 2007. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. Covered employees were fully vested in the BancShares Plan after five years of service. FCB makes contributions to the pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $50.0 million were made to the BancShares Plan during both 2018 and 2017. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of and returns on the BancShares Plan, discount rates and the current economic environment.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain legacy Bancorporation employees who qualified under length of service and other requirements are covered by a noncontributory defined benefit pension plan (Bancorporation Plan). The Bancorporation Plan was closed to new participants as of September 1, 2007. Retirement benefits are based on years of service and highest average annual compensation for five consecutive years during the last ten years of employment. Covered employees were fully vested in the Bancorporation Plan after five years of service. FCB makes contributions to the Bancorporation Plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. No contributions were made to the Bancorporation Plan for 2018 and 2017. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of and returns on the Bancorporation Plan, discount rates and the current economic environment.

Obligations and Funded Status

BancShares Plan

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Change in benefit obligation
Projected benefit obligation at January 1	$749,948	$673,227
Service cost	13,582	12,638
Interest cost	28,376	28,940
Actuarial (gain) loss	(77,484)	57,041
Benefits paid	(23,507)	(21,898)
Projected benefit obligation at December 31	690,915	749,948
Change in plan assets
Fair value of plan assets at January 1	712,999	600,616
Actual return on plan assets	(48,025)	84,281
Employer contributions	50,000	50,000
Benefits paid	(23,507)	(21,898)
Fair value of plan assets at December 31	691,467	712,999
Funded status at December 31	$552	$(36,949)
The amounts recognized in the consolidated balance sheets at December 31, 2018 and 2017 consist of:

(Dollars in thousands)	2018	2017
Other assets	$552	$—
Other liabilities	—	(36,949)
Net asset (liability) recognized	$552	$(36,949)

The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Net loss	$130,564	$125,745
Prior service cost	57	137
Accumulated other comprehensive loss, excluding income taxes	$130,621	$125,882
The following table provides expected amortization amounts for 2019.

(Dollars in thousands)
Actuarial loss	$8,455
Prior service cost	57
Total	$8,512

The accumulated benefit obligation for the plan at December 31, 2018 and 2017, was $626.7 million and $659.0 million, respectively. The BancShares Plan uses a measurement date of December 31.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of plan assets exceeded the projected benefit obligation as of December 31, 2018 and the projected benefit obligation exceeded the fair value of plan assets as of December 31, 2017. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2018 and 2017.

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in OCI for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Service cost	$13,582	$12,638	$12,618
Interest cost	28,376	28,940	28,892
Expected return on assets	(47,867)	(42,074)	(36,643)
Amortization of prior service cost	79	210	210
Amortization of net actuarial loss	13,589	8,855	6,859
Total net periodic benefit cost	7,759	8,569	11,936
Current year actuarial loss	18,407	14,834	56,268
Amortization of actuarial loss	(13,589)	(8,855)	(6,859)
Amortization of prior service cost	(79)	(210)	(210)
Total recognized in other comprehensive income	4,739	5,769	49,199
Total recognized in net periodic benefit cost and other comprehensive income	$12,498	$14,338	$61,135
The assumptions used to determine the benefit obligations at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Discount rate	4.38%	3.76%
Rate of compensation increase	5.60	4.00

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016, are as follows:

(Dollars in thousands)	2018	2017	2016
Discount rate	3.76%	4.30%	4.68%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.50

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plan
The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Change in benefit obligation
Projected benefit obligation at January 1	$169,480	$156,831
Service cost	2,572	2,548
Interest cost	6,357	6,653
Actuarial (gain) loss	(10,268)	9,168
Benefits paid	(6,081)	(5,720)
Projected benefit obligation at December 31	162,060	169,480
Change in plan assets
Fair value of plan assets at January 1	168,591	152,084
Actual return on plan assets	(11,443)	22,227
Benefits paid	(6,081)	(5,720)
Fair value of plan assets at December 31	151,067	168,591
Funded status at December 31	$(10,993)	$(889)
The amounts recognized in the Consolidated Balance Sheets at December 31, 2018 and 2017 consist of:

(Dollars in thousands)	2018	2017
Other assets	$—	$—
Other liabilities	(10,993)	(889)
Net liability recognized	$(10,993)	$(889)
The following table details the amounts recognized in accumulated other comprehensive loss at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Net loss	$32,409	$19,117
Prior service cost	—	—
Accumulated other comprehensive loss, excluding income taxes	$32,409	$19,117
The following table provides expected amortization amounts for 2019.

(Dollars in thousands)
Actuarial loss	$2,505
Prior service cost	—
Total	$2,505
The accumulated benefit obligation for the plan at December 31, 2018 and 2017, was $152.3 million and $157.6 million, respectively. The Bancorporation Plan uses a measurement date of December 31.
The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2018 and 2017. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2018 and the fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2017.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in OCI for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Service cost	$2,572	$2,548	$2,567
Interest cost	6,357	6,653	6,775
Expected return on assets	(12,429)	(11,170)	(11,101)
Amortization of net actuarial loss	313	655	—
Total net periodic benefit income	(3,187)	(1,314)	(1,759)
Current year actuarial gain (loss)	13,605	(1,889)	14,157
Amortization of actuarial loss	(313)	(655)	—
Total recognized in other comprehensive income	13,292	(2,544)	14,157
Total recognized in net periodic benefit cost and other comprehensive income	$10,105	$(3,858)	$12,398
The assumptions used to determine the benefit obligations at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Discount rate	4.38%	3.76%
Rate of compensation increase	5.60	4.00
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 are as follows:

(Dollars in thousands)	2018	2017	2016
Discount rate	3.76%	4.30%	4.68%
Rate of compensation increase	4.00	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.50

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

Plan Assets

For the BancShares Plan and Bancorporation Plan, our primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Plan assets are currently held by The FCB Trust Department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares Plan
The fair values of pension plan assets at December 31, 2018 and 2017, by asset class are as follows:

	December 31, 2018
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$16,236	$16,236	—	—	0 - 5%	2%
Equity securities					30 - 70%	64%
Common and preferred stock	117,300	117,300	—	—
Mutual funds	321,023	319,254	1,769	—
Fixed income					15 - 45%	30%
U.S. government and government agency securities	65,545	—	65,545	—
Corporate bonds	119,469	—	119,469	—
Mutual funds	23,813	23,813	—	—
Alternative investments					0 - 30%	4%
Mutual funds	28,081	28,081	—	—
Total pension assets	$691,467	$504,684	$186,783	$—		100%

	December 31, 2017
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$67,084	$67,084	$—	$—	0 - 5%	9%
Equity securities					30 - 70%	65%
Common and preferred stock	76,920	76,920	—	—
Mutual funds	381,747	360,175	21,572	—
Fixed income					15 - 45%	23%
U.S. government and government agency securities	60,663	—	60,663	—
Corporate bonds	83,571	—	83,571	—
Mutual funds	20,497	20,497	—	—
Alternative investments					0 - 30%	3%
Mutual funds	22,517	22,517	—	—
Total pension assets	$712,999	$547,193	$165,806	$—		100%

Cash and equivalents comprise approximately 9 percent of BancShares actual plan assets at December 31, 2017, exceeding the target allocation range due to the $50.0 million contribution to the plan in December 2017.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bancorporation Plan

	December 31, 2018
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$2,793	$2,793	$—	$—	0 - 5%	2%
Equity securities					30 - 70%	66%
Common and preferred stock	26,639	26,639	—	—
Mutual funds	74,305	73,850	455	—
Fixed income					15 - 45%	27%
U.S. government and government agency securities	13,749	—	13,749	—
Corporate bonds	20,889	—	20,889	—
Mutual funds	5,748	5,748	—	—
Alternative investments					0 - 30%	5%
Mutual funds	6,944	6,944	—	—
Total pension assets	$151,067	$115,974	$35,093	—		100%

	December 31, 2017
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$3,941	$3,941	$—	$—	0 - 5%	2%
Equity securities					30 - 70%	70%
Common and preferred stock	26,892	26,892	—	—
Mutual funds	90,466	84,954	5,512	—
Fixed income					15 - 45%	25%
U.S. government and government agency securities	15,798	—	15,798	—
Corporate bonds	20,572	—	20,572	—
Mutual funds	5,163	5,163	—	—
Alternative investments					0 - 30%	3%
Mutual funds	5,759	5,759	—	—
Total pension assets	$168,591	$126,709	$41,882	—		100%

Cash Flows

The following are estimated payments to pension plan participants in the indicated periods for each plan:

(Dollars in thousands)	BancShares Plan	Bancorporation Plan
2019	$27,050	$7,044
2020	29,137	7,473
2021	31,260	7,863
2022	33,168	8,284
2023	35,031	8,685
2024-2028	201,126	48,868

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

Certain employees enrolled in the defined benefit plan are also eligible to participate in a 401(k) savings plan through deferral of portions of their salary. For employees who participate in the 401(k) savings plan who also continue to accrue additional years of service under the defined benefit plan, FCB makes a matching contribution equal to 100 percent of the first 3 percent and 50 percent of the next 3 percent of the participant's deferral up to and including a maximum contribution of 4.5 percent of the participant's eligible compensation. The matching contribution immediately vests.

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

FCB made participating contributions to the 401(k) plans of $28.6 million, $25.3 million and $23.5 million during 2018, 2017 and 2016, respectively.

Additional Benefits for Executives, Directors and Officers of Acquired Entities

FCB has entered into contractual agreements with certain executives that provide payments for a period of no more than ten years following separation from service that occurs no earlier than an agreed-upon age. These agreements also provide a death benefit in the event a participant dies prior to separation from service or during the payment period following separation from service. FCB has also assumed liability for contractual obligations to directors and officers of previously acquired entities.

The following table provides the accrued liability as of December 31, 2018 and 2017, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2018	2017
Present value of accrued liability as of January 1	$37,299	$38,597
Liability assumed in the Capital Commerce merger	808	—
Benefit expense and interest cost	535	3,262
Benefits paid	(4,579)	(4,560)
Present value of accrued liability as of December 31	$34,063	$37,299
Discount rate at December 31	4.38%	3.76%

Other Compensation Plans

FCB offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas or other performance criteria, or it may be at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward FCB's success. As of December 31, 2018 and 2017, the accrued liability for incentive compensation was $46.4 million and $33.4 million, respectively.

NOTE O
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
Other noninterest income for the years ended December 31, 2018, 2017 and 2016 was $26.0 million, $35.4 million and $34.2 million, respectively. The most significant item in other noninterest income was recoveries on PCI loans that have been previously charged-off. BancShares records the portion of recoveries not covered under shared-loss agreements as noninterest income rather than as an adjustment to the allowance for loan losses. These recoveries were $16.6 million, $21.1 million and $20.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to the acquisition date due to declining expected cash flow. Other noninterest income also includes FHLB dividends and other various income items.
Other noninterest expense for the years ended December 31, 2018, 2017 and 2016 included the following:

(Dollars in thousands)	2018	2017	2016
Telecommunications	$10,471	$12,172	$14,496
Consultant	14,345	14,963	10,931
Core deposit intangible amortization	17,165	17,194	16,851
Advertising	11,650	11,227	10,239
Other	93,432	86,874	93,390
Total other noninterest expense	$147,063	$142,430	$145,907

NOTE P
INCOME TAXES
At December 31, 2018, 2017 and 2016 income tax expense consisted of the following:

(Dollars in thousands)	2018	2017	2016
Current tax expense
Federal	$95,151	$87,992	$84,946
State	21,523	6,116	7,493
Total current tax expense	116,674	94,108	92,439
Deferred tax expense (benefit)
Federal	(10,944)	115,392	23,144
State	(2,433)	10,446	10,002
Total deferred tax expense (benefit)	(13,377)	125,838	33,146
Total income tax expense	$103,297	$219,946	$125,585

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 21 percent for 2018 and 35 percent for 2017 and 2016 to pretax income as a result of the following:

(Dollars in thousands)	2018	2017	2016
Income taxes at federal statutory rates	$105,758	$190,294	$122,874
(Reduction) increase in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,796)	(2,525)	(2,901)
Nondeductible FDIC insurance expense	2,348	—	—
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	15,081	10,765	11,372
Effect of federal rate change	(15,736)	25,762	—
Tax credits net of amortization	(2,891)	(4,840)	(4,138)
Other, net	533	490	(1,622)
Total income tax expense	$103,297	$219,946	$125,585

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset included the following components at December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Allowance for loan and lease losses	$53,391	$50,853
Pension liability	—	704
Executive separation from service agreements	7,927	8,548
Net operating loss carryforwards	6,862	2,685
Net unrealized loss included in comprehensive income	32,663	10,849
Employee compensation	11,145	4,192
FDIC assisted transactions timing differences	7,622	—
Other reserves	5,574	5,570
Other	9,555	5,924
Deferred tax asset	134,739	89,325
Accelerated depreciation	4,987	7,562
Lease financing activities	12,674	9,131
Net deferred loan fees and costs	10,651	8,708
Intangible assets	11,713	12,252
Security, loan and debt valuations	4,557	7,018
FDIC assisted transactions timing differences	—	1,113
Pension liability	6,287	—
Other	1,722	4,565
Deferred tax liability	52,591	50,349
Net deferred tax asset	$82,148	$38,976
At December 31, 2018, $28.6 million of existing gross deferred tax assets relate to federal net operating loss carryforwards and $15.4 million to state net operating loss carryforwards that expire in years beginning in 2024. The net operating losses were acquired through various acquisitions and are subject to the annual limitations set forth by Internal Revenue Code Section 382. No valuation allowance was necessary as of December 31, 2018, to reduce BancShares’ gross deferred tax asset to the amount that is more likely than not to be realized.
The Tax Act was enacted on December 22, 2017 which made broad changes to the U.S. tax code including a reduction in the federal corporate tax rate from 35 percent to 21 percent. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 to address uncertainty in applying ASC Topic 740 in the reporting period in which the Tax Act was enacted. Tax expense increased in the fourth quarter of 2017 by a provisional $25.8 million primarily attributable to the revaluation of our deferred tax assets to reflect the Tax Act changes. This was a provisional estimate made based upon the information available at the time of enactment. After receiving additional information during the third quarter of 2018, BancShares recorded a tax benefit of $15.7 million updating the provisional amount initially recorded in 2017. The nature of the additional information primarily related to a decision made by BancShares to accelerate deductions in its 2017 tax return which were effectuated by making an additional contribution to its pension plan and requesting an automatic change in its tax accounting method related to depreciation. Accounting for the Tax Act was completed during the fourth quarter of 2018 with no material changes.

During the first quarter of 2018, second quarter of 2017 and third quarter of 2016, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted June 28, 2017 and July 23, 2013, respectively. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in income tax expense in 2018, 2017 and 2016. The lower state corporate income tax rate did not have a material impact on income tax expense.
BancShares' and its subsidiaries’ federal income tax returns for 2015 through 2017 remain open for examination. Generally, BancShares is no longer subject to examination by state and local taxing authorities for taxable years prior to 2012.
The following table provides a rollforward of BancShares’ gross unrecognized tax benefits, excluding interest and penalties, during the years ended December 31, 2018, 2017 and 2016:

(Dollars in thousands)	2018	2017	2016
Unrecognized tax benefits at the beginning of the year	$29,004	$28,879	$5,975
Reductions related to tax positions taken in prior year	(1,054)	(44)	(327)
Additions related to tax positions taken in current year	1,433	169	23,231
Reductions related to lapse of statute of limitations	(1,128)	—	—
Unrecognized tax benefits at the end of the year	$28,255	$29,004	$28,879

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the unrecognized tax benefits, if recognized, would affect BancShares’ effective tax rate.
BancShares has unrecognized tax benefits relating to uncertain state tax positions in North Carolina and other state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the Consolidated Financial Statements. BancShares does not expect the unrecognized tax benefits to change significantly during 2019.
BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2018, 2017 and 2016, BancShares recorded $564 thousand, $450 thousand and $357 thousand, respectively which primarily represent accrued interest.
NOTE Q
TRANSACTIONS WITH RELATED PERSONS

BancShares has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons) and entities that are controlled by Related Persons.

For those identified as Related Persons as of December 31, 2018, the following table provides an analysis of changes in the loans outstanding during 2018 and 2017:

	Year ended December 31
(dollars in thousands)	2018	2017
Balance at January 1	$74	$353
New loans	134	11
Repayments	(9)	(290)
Balance at December 31	$199	$74

Unfunded loan commitments available to Related Persons were $4.3 million and $2.1 million as of December 31, 2018 and 2017, respectively.

During the third quarter of 2018, BancShares purchased 100,000 shares of its outstanding Class A common stock at a price of $465 per share from a related party.

NOTE R
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was $236.3 million and $150.6 million at December 31, 2018 and 2017, respectively. BancShares annual impairment test, conducted as of July 31st, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists, resulted in no indication of goodwill impairment. Subsequent to the annual impairment test, there were no events or changes in circumstances that would indicate goodwill should be tested for impairment during the interim period between annual tests. No goodwill impairment was recorded during 2018, 2017 or 2016.

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Balance at January 1	$150,601	$150,601
Acquired in the HomeBancorp acquisition	57,616	—
Acquired in the Capital Commerce acquisition	10,680	—
Acquired in the Palmetto Heritage acquisition	17,450	—
Balance at December 31	$236,347	$150,601

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Other intangible assets includes mortgage servicing rights on loans sold to third parties with servicing retained, core deposit intangibles that represent the estimated fair value of acquired core deposits and other customer relationships, and other servicing rights acquired.

Mortgage Servicing Rights

Our portfolio of residential mortgage loans serviced for third parties was $2.95 billion, $2.81 billion and $2.49 billion as of December 31, 2018, 2017 and 2016, respectively. These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. These retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value.

The activity of the servicing asset for the years ended December 31, 2018, 2017 and 2016 is presented in the following table:

(Dollars in thousands)	2018	2017	2016
Balance at January 1	$21,945	$20,415	$19,351
Servicing rights originated	5,258	7,174	5,931
Amortization	(5,807)	(5,648)	(4,958)
Valuation allowance reversal	—	4	91
Balance at December 31	$21,396	$21,945	$20,415

The amortization expense related to mortgage servicing rights is included as a reduction of mortgage income in the Consolidated Statements of Income.

Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the years ended December 31, 2018, 2017 and 2016, were $7.5 million, $7.1 million and $5.8 million, respectively, and reported in mortgage income in the Consolidated Statements of Income.
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights as of December 31, 2018 and 2017, were as follows:

	2018	2017
Discount rate - conventional fixed loans	9.69%	9.41%
Discount rate - all loans excluding conventional fixed loans	10.69%	10.41%
Weighted average constant prepayment rate	9.26%	10.93%
Weighted average cost to service a loan	$72.65	$64.03

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

Core Deposit Intangibles

Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships that were acquired. They are being amortized on an accelerated basis over their estimated useful lives. The estimated useful remaining lives range from 1 year to less than 10 years.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following information relates to other intangible assets, all customer-related, which are being amortized over their estimated useful lives:

(Dollars in thousands)	2018	2017
Balance at January 1	$51,151	$57,625
Acquired in the Harvest Community Bank acquisition	—	850
Acquired in the Guaranty acquisition	—	9,870
Acquired in the HomeBancorp acquisition	9,860	—
Acquired in the Capital Commerce acquisition	2,680	—
Acquired in the Palmetto Heritage acquisition	1,706	—
Amortization	(17,165)	(17,194)
Balance at December 31	$48,232	$51,151

The gross amount of other intangible assets and accumulated amortization as of December 31, 2018 and 2017, are:

(Dollars in thousands)	2018	2017
Gross balance	$143,007	$128,761
Accumulated amortization	(94,775)	(77,610)
Carrying value	$48,232	$51,151

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for core deposit intangibles in subsequent periods will be:

(Dollars in thousands)
2019	$14,964
2020	11,729
2021	8,706
2022	5,805
2023 and subsequent	7,028

Other Servicing Rights

Other servicing rights were acquired as part of a business combination and relate to the sale of the guaranteed portion of government guaranteed loans with servicing retained. The amount of the other servicing rights were $2.7 million and $0 at December 31, 2018, and 2017, respectively.

NOTE S
SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND OTHER REGULATORY MATTERS

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. The ability to undertake new business initiatives (including acquisitions), the access to and cost of funding for new business initiatives, the ability to pay dividends, the ability to repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength.

Bank regulatory agencies approved regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015. Under Basel III, requirements include a common equity Tier 1 ratio minimum of 4.50 percent, Tier 1 risk-based capital minimum of 6.00 percent, total risk-based capital ratio minimum of 8.00 percent and Tier 1 leverage capital ratio minimum of 4.00 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Basel III also introduced a capital conservation buffer in addition to the regulatory minimum capital requirements that is being phased in annually over four years beginning January 1, 2016, at 0.625 percent of risk-weighted assets and increasing each subsequent year by an additional 0.625 percent. At January 1, 2018, the capital conservation buffer was 1.88%. As fully phased in on January 1, 2019, the capital conservation buffer is 2.50 percent.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the most recent notifications from its regulators, BancShares and FCB is well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2018, BancShares and FCB met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would affect each entity's well-capitalized status.

Following is an analysis of capital ratios under Basel III guidelines for BancShares and FCB as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Amount	Ratio	Requirements to be well-capitalized	Amount	Ratio	Requirements to be well-capitalized
BancShares
Tier 1 risk-based capital	$3,463,307	12.67%	8.00%	$3,287,364	12.88%	8.00%
Common equity Tier 1	3,463,307	12.67	6.50	3,287,364	12.88	6.50
Total risk-based capital	3,826,626	13.99	10.00	3,626,789	14.21	10.00
Leverage capital	3,463,307	9.77	5.00	3,287,364	9.47	5.00
FCB
Tier 1 risk-based capital	3,315,742	12.17	8.00	3,189,709	12.54	8.00
Common equity Tier 1	3,315,742	12.17	6.50	3,189,709	12.54	6.50
Total risk-based capital	3,574,561	13.12	10.00	3,422,634	13.46	10.00
Leverage capital	3,315,742	9.39	5.00	3,189,709	9.22	5.00

BancShares and FCB had capital conservation buffers of 5.99 percent and 5.12 percent, respectively, at December 31, 2018. These buffers exceeded the 1.88 percent requirement and, therefore, result in no limit on distributions.

BancShares had no trust preferred capital securities included in Tier 1 capital at December 31, 2018 or December 31, 2017 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.

At December 31, 2018, Tier 2 capital of BancShares included $20.0 million of qualifying subordinated debt acquired from the HomeBancorp transaction with a scheduled maturity date of December 31, 2026, compared to no amount included at December 31, 2017. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20 percent for each year until the debt matures. Once the debt is within one year of its scheduled maturity date, no amount of the debt is allowed to be included in Tier 2 capital.

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

During 2018, our Board authorized the purchase of up to 800,000 shares of Class A common stock. The shares may be purchased from time to time at management's discretion from November 1, 2018 through October 31, 2019. That authorization does not obligate BancShares to purchase any particular amount of shares, and purchases may be suspended or discontinued at any time. The Board's action replaced existing authority to purchase up to 800,000 shares in effect during the twelve months preceding November 1, 2018. A total of 200,000 shares were purchased under the previous authority that expired on October 31, 2018, and 182,000 shares have been purchased under the newly approved authority, which began November 1, 2018. An additional 106,500 shares have been purchased subsequent to December 31, 2018.

The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce capital below applicable capital requirements. As of December 31, 2018, the maximum amount of the dividend was limited to $1.09 billion to preserve well-capitalized status. Dividends declared by FCB and paid to BancShares amounted to $242.9 million in 2018, $50.4 million in 2017 and $90.1 million in 2016. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares' principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB.

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2018, the requirements averaged $680.3 million.

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

Commitments to extend credit are legally binding agreements to lend to customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. These commitments are primarily issued to support public and private borrowing arrangements, and their fair value is not material. To mitigate its risk, BancShares’ credit policies govern the issuance of standby letters of credit. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

The following table presents the commitments to extend credit and unfunded commitments as of December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Unused commitments to extend credit	$10,054,712	$9,629,365
Standby letters of credit	96,467	81,530
Unfunded commitments for investments in affordable housing projects	67,952	61,819

BancShares and various subsidiaries have been named as defendants in legal actions arising from their normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed in merger transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

NOTE U
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss included the following at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on securities available for sale	$(50,007)	$(11,502)	$(38,505)	$(48,834)	$(17,889)	$(30,945)
Unrealized losses on securities available for sale transferred to held to maturity	(92,401)	(21,252)	(71,149)	—	—	—
Defined benefit pension items	(163,030)	(37,497)	(125,533)	(144,999)	(53,650)	(91,349)
Total	$(305,438)	$(70,251)	$(235,187)	$(193,833)	$(71,539)	$(122,294)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	Unrealized (losses) gains on securities available-for-sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Balance at January 1, 2017	$(45,875)	$—	$(89,317)	$(135,192)
Other comprehensive income (loss) before reclassifications	17,635	—	(8,156)	9,479
Amounts reclassified from accumulated other comprehensive loss	(2,705)	—	6,124	3,419
Net current period other comprehensive income (loss)	14,930	—	(2,032)	12,898
Balance at December 31, 2017	(30,945)	—	(91,349)	(122,294)
Cumulative effect adjustments	(29,751)	—	(20,300)	(50,051)
Other comprehensive income (loss) before reclassifications	22,461	(84,321)	(24,649)	(86,509)
Amounts reclassified from accumulated other comprehensive loss	(270)	13,172	10,765	23,667
Net current period other comprehensive income (loss)	22,191	(71,149)	(13,884)	(62,842)
Balance at December 31, 2018	$(38,505)	$(71,149)	$(125,533)	$(235,187)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the twelve months ended December 31, 2018 and 2017:

(Dollars in thousands)	Year ended December 31, 2018
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$351	Securities gains, net
	(81)	Income taxes
	$270	Net income

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(17,106)	Net interest income
	3,934	Income taxes
	$(13,172)	Net Income

Amortization of defined benefit pension items
Prior service costs	$(79)	Salaries and wages
Actuarial losses	(13,902)	Other
	(13,981)	Noninterest expense
	3,216	Income taxes
	$(10,765)	Net income
Total reclassifications for the period	$(23,667)

	Year ended December 31, 2017
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Unrealized gains and losses on available for sale securities	$4,293	Securities gains, net
	(1,588)	Income taxes
	$2,705	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Salaries and wages
Actuarial losses	(9,510)	Other
	(9,720)	Noninterest expense
	3,596	Income taxes
	$(6,124)	Net income
Total reclassifications for the period	$(3,419)
(1) Amounts in parentheses indicate debits to profit/loss.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE V
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$7,188	$45,411
Overnight investments	385	14,476
Investment in marketable equity securities	92,599	—
Investment securities available for sale	6,456	117,513
Investment in banking subsidiaries	3,314,292	3,203,491
Investment in other subsidiaries	41,830	41,165
Due from subsidiaries	814	4
Note to banking subsidiaries	100,000	—
Other assets	42,810	46,674
Total assets	$3,606,374	$3,468,734
Liabilities and Shareholders' Equity
Short-term borrowings	$—	$15,000
Long-term obligations	105,546	107,479
Due to subsidiaries	299	728
Other liabilities	11,575	11,463
Shareholders' equity	3,488,954	3,334,064
Total liabilities and shareholders' equity	$3,606,374	$3,468,734

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Interest and dividend income	$1,362	$921	$1,110
Interest expense	5,154	4,814	6,067
Net interest loss	(3,792)	(3,893)	(4,957)
Dividends from banking subsidiaries	242,910	50,424	90,055
Marketable equity securities losses, net	(7,610)	—	—
Other income	347	8,437	9,330
Other operating expense	11,127	6,881	5,641
Income before income tax benefit and equity in undistributed net income of subsidiaries	220,728	48,087	88,787
Income tax benefit	(5,184)	(5,395)	(730)
Income before equity in undistributed net income of subsidiaries	225,912	53,482	89,517
Equity in undistributed net income of subsidiaries	174,401	270,270	135,965
Net income	$400,313	$323,752	$225,482

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$400,313	$323,752	$225,482
Adjustments
Undistributed net income of subsidiaries	(174,401)	(270,270)	(135,965)
Net amortization of premiums and discounts	88	759	398
Change in the fair value of marketable equity securities	7,610	—	—
Gain on extinguishment of debt	(160)	(919)	(1,717)
Securities gains	—	(8,003)	(9,446)
Change in other assets	3,657	(10,509)	(980)
Change in other liabilities	(2,595)	6,310	2,483
Net cash provided by operating activities	234,512	41,120	80,255
INVESTING ACTIVITIES
Net change in loans	(100,000)	—	—
Net change in due to subsidiaries	(810)	(4)	—
Net change in overnight investments	14,091	11,681	(24,741)
Purchases of marketable equity securities	(2,818)	—	—
Proceeds from sales of marketable equity securities	9,528
Purchases of investment securities	(6,438)	(28,012)	(93,003)
Proceeds from sales, calls, and maturities of securities	9,997	32,463	38,316
Net cash (used) provided by investing activities	(76,450)	16,128	(79,428)
FINANCING ACTIVITIES
Net change in due from subsidiaries	429	(1,622)	2,296
Net change in short-term borrowings	(15,000)	—	—
Repayment of long-term obligations	(1,840)	(4,081)	(5,302)
Repurchase of common stock	(163,095)	—	—
Cash dividends paid	(16,779)	(14,412)	(14,412)
Net cash used by financing activities	(196,285)	(20,115)	(17,418)
Net change in cash	(38,223)	37,133	(16,591)
Cash balance at beginning of year	45,411	8,278	24,869
Cash balance at end of year	$7,188	$45,411	$8,278
CASH PAYMENTS FOR:
Interest	$5,154	$4,814	$4,006
Income taxes	73,806	88,565	108,741

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

Dated: February 20, 2019

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 20, 2019.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 20, 2019

/S/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer)	February 20, 2019

/S/ JASON W. GROOTERS Jason W. Grooters	Assistant Vice President and Chief Accounting Officer (principal accounting officer)	February 20, 2019

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 20, 2019

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 20, 2019

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 20, 2019

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 20, 2019

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 20, 2019

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 20, 2019

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 20, 2019

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 20, 2019

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 20, 2019

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 20, 2019

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 20, 2019, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ CRAIG L. NIX
Craig L. Nix As Attorney-In-Fact