Form 10-Q
period 2019-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2019-05-08
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trade symbol	Name of each exchange on which registered	Shares Outstanding
Class A Common Stock, $1 Par Value	FCNCA	The NASDAQ Stock Market LLC	10,373,120
Class B Common Stock, $1 Par Value	FCNCB	OTC US	1,005,185
(Number of shares outstanding as of 5/6/2019)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$268,599	$327,440
Overnight investments	1,386,525	797,406
Investment in marketable equity securities (cost of $79,809 at March 31, 2019 and $73,809 at December 31, 2018)	109,884	92,599
Investment securities available for sale (cost of $4,611,736 at March 31, 2019 and $4,607,117 at December 31, 2018)	4,589,800	4,557,110
Investment securities held to maturity (fair value of $2,254,924 at March 31, 2019 and $2,201,502 at December 31, 2018)	2,214,829	2,184,653
Loans held for sale	53,232	45,505
Loans and leases	25,463,785	25,523,276
Allowance for loan and lease losses	(228,775)	(223,712)
Net loans and leases	25,235,010	25,299,564
Premises and equipment	1,203,674	1,204,179
Other real estate owned	43,306	48,030
Income earned not collected	113,812	109,903
Goodwill	236,347	236,347
Other intangible assets	67,053	72,298
Other assets	439,599	433,595
Total assets	$35,961,670	$35,408,629
Liabilities
Deposits:
Noninterest-bearing	$12,376,913	$11,882,670
Interest-bearing	18,821,180	18,789,790
Total deposits	31,198,093	30,672,460
Securities sold under customer repurchase agreements	508,508	543,936
Federal home loan bank borrowings	189,594	193,556
Subordinated debentures	136,544	140,741
Other borrowings	14,970	13,921
FDIC shared-loss payable	107,256	105,618
Other liabilities	283,396	249,443
Total liabilities	32,438,361	31,919,675
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 10,380,220 and 10,623,220 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	10,380	10,623
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2019 and December 31, 2018)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Surplus	393,449	493,962
Retained earnings	3,325,335	3,218,551
Accumulated other comprehensive loss	(206,860)	(235,187)
Total shareholders’ equity	3,523,309	3,488,954
Total liabilities and shareholders’ equity	$35,961,670	$35,408,629
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2019	2018
Interest income
Loans and leases	$290,922	$251,982
Investment securities interest and dividend income	39,605	35,020
Overnight investments	6,397	5,599
Total interest income	336,924	292,601
Interest expense
Deposits	12,926	3,756
Securities sold under customer repurchase agreements	459	404
Federal home loan bank borrowings	1,285	2,384
Subordinated debentures	1,672	1,441
Other borrowings	110	179
Total interest expense	16,452	8,164
Net interest income	320,472	284,437
Provision for loan and lease losses	11,750	7,605
Net interest income after provision for loan and lease losses	308,722	276,832
Noninterest income
Cardholder services, net	16,633	14,782
Merchant services, net	5,835	6,177
Service charges on deposit accounts	25,065	26,543
Wealth management services	25,001	23,569
Marketable equity securities gains, net	11,328	971
Other service charges and fees	7,422	7,480
Mortgage income	3,658	4,237
Insurance commissions	3,291	3,776
ATM income	1,511	2,171
Gain on extinguishment of debt	—	25,814
Other	3,919	7,164
Total noninterest income	103,663	122,684
Noninterest expense
Salaries and wages	132,421	129,203
Employee benefits	32,535	32,091
Occupancy expense	27,761	27,954
Equipment expense	26,740	24,974
FDIC insurance expense	2,660	5,733
Collection and foreclosure-related expenses	3,022	4,146
Merger-related expenses	1,719	598
Processing fees paid to third parties	7,089	8,196
Other	33,710	35,168
Total noninterest expense	267,657	268,063
Income before income taxes	144,728	131,453
Income taxes	33,369	31,222
Net income	$111,359	$100,231
Weighted average shares outstanding	11,519,008	12,010,405
Net income per share	$9.67	$8.35

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2019	2018
Net income	$111,359	$100,231
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses) on securities available for sale arising during period	28,071	(78,635)
Tax effect	(6,456)	18,088
Total change in unrealized gains (losses) on securities available for sale, net of tax	21,615	(60,547)
Unrealized losses on securities available for sale transferred to held to maturity:
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	5,962	—
Tax effect	(1,371)	—
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	4,591	—
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,755	3,337
Tax effect	(634)	(768)
Total change in pension obligation, net of tax	2,121	2,569
Other comprehensive income (loss)	28,327	(57,978)
Total comprehensive income	$139,686	$42,253

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	$11,005	$1,005	$658,918	$2,785,430	$(122,294)	$3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,715	(18,715)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	100,231	—	100,231
Other comprehensive loss, net of tax	—	—	—	—	(57,978)	(57,978)
Cash dividends declared ($0.35 per share)
Class A common stock	—	—	—	(3,851)	—	(3,851)
Class B common stock	—	—	—	(352)	—	(352)
Balance at March 31, 2018	$11,005	$1,005	$658,918	$2,931,509	$(230,323)	$3,372,114

Balance at December 31, 2018	$10,623	$1,005	$493,962	$3,218,551	$(235,187)	$3,488,954
Net income	—	—	—	111,359	—	111,359
Other comprehensive income, net of tax	—	—	—	—	28,327	28,327
Repurchase of 243,000 shares of Class A common stock	(243)	—	(100,513)	—	—	(100,756)
Cash dividends declared ($0.40 per share)
Class A common stock	—	—	—	(4,173)	—	(4,173)
Class B common stock	—	—	—	(402)	—	(402)
Balance at March 31, 2019	$10,380	$1,005	$393,449	$3,325,335	$(206,860)	$3,523,309

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,359	$100,231
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	11,750	7,605
Deferred tax benefit	(7,316)	(5,573)
Net change in current taxes	37,898	33,128
Depreciation	28,195	23,179
Net increase (decrease) in accrued interest payable	3,457	(2,454)
Net increase in income earned not collected	(3,909)	(1,358)
Marketable equity securities gains, net	(11,328)	(971)
Gain on extinguishment of debt	—	(25,814)
Origination of loans held for sale	(128,949)	(131,353)
Proceeds from sale of loans held for sale	123,047	138,538
Gain on sale of loans held for sale	(2,181)	(2,666)
Net write-downs/losses on other real estate	427	1,210
Losses on premises and equipment	358	—
Net accretion of premiums and discounts	(8,737)	(10,323)
Amortization of intangible assets	5,943	6,049
Net change in FDIC payable for shared-loss agreements	1,638	1,124
Net change in mortgage servicing rights	(698)	(1,200)
Net change in other assets	31,072	341,678
Net change in other liabilities	(51,985)	(12,642)
Net cash provided by operating activities	140,041	458,388
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans outstanding	68,052	(7,283)
Purchases of investment securities available for sale	(593,952)	(374,850)
Purchases of investment securities held to maturity	(116,028)	—
Purchases of marketable equity securities	(6,076)	(2,272)
Proceeds from maturities/calls of investment securities held to maturity	88,400	2
Proceeds from maturities/calls of investment securities available for sale	587,023	503,717
Proceeds from sales of marketable equity securities	119	664
Net increase in overnight investments	(589,119)	(558,955)
Cash paid to the FDIC for shared-loss agreements	(8)	—
Proceeds from sales of other real estate	7,430	8,380
Proceeds from sales of premises and equipment	54	13
Purchases of premises and equipment	(23,875)	(24,081)
Net cash used in investing activities	(577,980)	(454,665)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	138,640	(92,064)
Net increase in demand and other interest-bearing deposits	387,319	795,034
Net decrease in short-term borrowings	(35,428)	(139,049)
Repayment of long-term obligations	(8,688)	(651,451)
Repurchase of common stock	(98,077)	—
Cash dividends paid	(4,668)	(4,204)
Net cash provided by (used in) financing activities	379,098	(91,734)
Change in cash and due from banks	(58,841)	(88,011)
Cash and due from banks at beginning of period	327,440	336,150
Cash and due from banks at end of period	$268,599	$248,139
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$2,613	$6,582
Dividends declared but not paid	4,575	4,204
Reclassification of portfolio loans from loans held for sale	(605)	—
Transfers of premises and equipment to other real estate	520	—
Unsettled common stock repurchases	(2,679)	—
Initial recognition of operating lease assets	70,652	—
Initial recognition of operating lease liabilities	71,793	—

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
General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications
In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. The estimates that BancShares considers significant are the allowance for loan and lease losses, fair value measurements, Federal Deposit Insurance Corporation (FDIC) shared-loss payable, pension plan assumptions, goodwill and other intangible assets and income taxes.
Share Repurchases
In October 2018, BancShares' Board of Directors (Board) authorized the purchase of up to 800,000 of BancShares' Class A common stock for the period November 1, 2018 through October 31, 2019. The authorization does not obligate Bancshares to purchase any particular amount of shares, and purchases may be suspended or discontinued at any time. During the first quarter of 2019, BancShares repurchased 243,000 shares of Class A common stock for approximately $100.7 million at an average cost per share of $414.58. There were no share repurchases made during the first quarter of 2018. As of March 31, 2019, a total of 425,000 shares have been repurchased under the current Board authority.
Subsequent to quarter-end and through May 6, 2019, BancShares repurchased an additional 63,400 shares of Class A common stock for approximately $27.4 million at an average cost per share of $432.78.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)
This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between prior standards and this ASU is the requirement for lessees to recognize all lease contracts on their balance sheet. This ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the previous operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance.
We adopted this standard, as of January 1, 2019, using the effective date method that allows for entities to initially apply the new leases standard at the adoption date. In addition, we made several policy elections permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We determined that most renewal options would not be reasonably determinable in estimating the expected lease term.
We made the policy election available under Topic 842 to combine lease and non-lease components and applied this practical expedient to leases in effect prior to the date of adoption. We will continue to apply the practical expedient to all leases entered into going forward.

The adoption of the new standard had an impact on our Consolidated Balance Sheet, with the recording of operating Right-of-Use (ROU) assets and operating lease liabilities of $70.7 million and $71.8 million, respectively. The operating lease liability includes a $1.1 million fair value adjustment for leases assumed in the acquisition of HomeBancorp, Inc. (HomeBancorp). In addition, at the adoption date we had finance lease ROU assets and finance lease liabilities, previously classified as capital leases, of $9.1 million and $8.3 million, respectively.  The Company did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. The Company has no related party lease agreements.  This ASU did not have a material impact on our Consolidated Statements of Income. See Note N in the Consolidated Financial Statements for additional disclosures.
FASB ASU 2019-01, Leases (Topic 842): Codification Improvements
This ASU reinstated the exception in Topic 842 for lessors that are not manufacturers or dealers for determining the fair value of leased property as the underlying asset's cost, reflecting any volume or trade discounts that may apply, allows lessors that are depository and lending institutions within the scope of ASU Topic 942 to present "principal payments received under leases" within investing activities on the Statement of Cash Flows, and provides an exemption to the ASC 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. We early adopted this standard with ASU 2016-02 as of January 1, 2019 and the impact was not material to our Consolidated Financial Statements.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. BancShares is currently evaluating the impact this new standard will have on its Consolidated Financial Statements and whether we will early adopt prior to the first quarter of 2020.
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
FASB ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements on fair value measurements by eliminating the requirements to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. This ASU also added specific disclosure requirements for fair value measurements for public business entities including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
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
FASB ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU introduces a new credit loss methodology which requires earlier recognition of credit losses, replacing multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. The amendments in this ASU require loss estimates be determined over the lifetime of the asset and broaden the information that an entity must consider in developing its expected credit losses. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity's size, complexity and risk profile. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. BancShares will adopt the guidance in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. A cross-functional team co-led by Corporate Finance and Risk Management is in place to implement the new standard. We have completed preliminary current expected credit losses (CECL) accounting interpretations, and continue to refine and test our models, estimation techniques, data, operational processes and controls to be used in preparing CECL loss estimates. During 2019, we expect to address any gaps in our interpretations, methodology, data and operational processes based upon our reviews and tests. BancShares continues to evaluate the impact of this standard on its consolidated financial statements but the magnitude of this impact has not been determined. The final impact will be dependent on, among other items, loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts in place at that time.
NOTE B - BUSINESS COMBINATIONS
First South Bancorp, Inc.
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 per share was paid to the shareholders of First South Bancorp for each share of common stock totaling approximately $37.5 million. The total consideration assumes the conversion of all First South Bancorp's Series A preferred shares into common stock. The merger will allow FCB to expand its presence and enhance banking efforts in South Carolina. As of March 31, 2019, First South Bancorp reported $236.0 million in consolidated assets, $206.1 million in deposits and $183.3 million in loans.
Entegra Financial Corp.
On April 23, 2019, FCB and Entegra Financial Corp. (Entegra) entered into a definitive merger agreement for the acquisition by FCB of Franklin, North Carolina-based Entegra and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 per share will be paid to the shareholders of Entegra for each share of common stock and for each restricted stock unit after conversion to common stock, and each option to purchase Entegra common stock will be canceled and each option holder will receive a cash payment equal to $30.18 for each share underlying the option minus the applicable exercise price of the option. The total transaction value, including termination fee, is anticipated to be approximately $219.8 million. The transaction is anticipated to close during the second half of 2019, subject to the receipt of regulatory approvals and the approval of Entegra's shareholders. As of March 31, 2019, Entegra reported $1.67 billion in consolidated assets, $1.25 billion in deposits and $1.08 billion in loans.

Biscayne Bancshares, Inc.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (Biscayne Bancshares) and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 per share was paid to the shareholders of Biscayne Bancshares for each share of common stock, totaling approximately $118.9 million. The merger will allow FCB to expand its presence in Florida and enhance banking efforts in South Florida. As of March 31, 2019, Biscayne Bancshares reported $1.02 billion in consolidated assets, $879.9 million in loans and $788.2 million in deposits.
NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,196,584	$1,305	$847	$1,197,042
Government agency	351,284	330	1,087	350,527
Mortgage-backed securities	2,917,000	7,373	28,429	2,895,944
Corporate bonds	142,939	183	960	142,162
Other	3,929	196	—	4,125
Total investment securities available for sale	4,611,736	9,387	31,323	4,589,800
Investment in marketable equity securities	79,809	30,252	177	109,884
Investment securities held to maturity
Mortgage-backed securities	2,214,829	40,545	450	2,254,924
Total investment securities	$6,906,374	$80,184	$31,950	$6,954,608

	December 31, 2018
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,249,243	$633	$2,166	$1,247,710
Government agency	257,252	222	639	256,835
Mortgage-backed securities	2,956,793	5,309	52,763	2,909,339
Corporate bonds	139,906	59	864	139,101
Other	3,923	202	—	4,125
Total investment securities available for sale	4,607,117	6,425	56,432	4,557,110
Investment in marketable equity securities	73,809	19,010	220	92,599
Investment securities held to maturity
Mortgage-backed securities	2,184,653	17,339	490	2,201,502
Total investment securities	$6,865,579	$42,774	$57,142	$6,851,211
Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the United States Small Business Administration. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other investments include trust preferred securities of financial institutions. BancShares holds approximately 298,000 shares of Visa Class B common stock. BancShares' Visa Class B shares are not considered to have a readily determinable fair value and are included in the Consolidated Balance Sheet with no fair value.

The following table provides the amortized cost and fair value by contractual maturity for investment securities available for sale and held to maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances, while repayments of certain corporate bonds are subject to call provisions that can be exercised by the issuer at their discretion.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,046,796	$1,046,362	$1,049,253	$1,047,380
One through five years	155,297	155,680	205,526	205,805
Five through 10 years	137,430	137,162	134,370	133,626
Over 10 years	3,929	4,125	3,923	4,125
Government agency	351,284	350,527	257,252	256,835
Mortgage-backed securities	2,917,000	2,895,944	2,956,793	2,909,339
Total investment securities available for sale	$4,611,736	$4,589,800	$4,607,117	$4,557,110
Investment securities held to maturity
Total investment securities held to maturity	$2,214,829	$2,254,924	$2,184,653	$2,201,502
There were no gross gains or losses on sales of investment securities available for sale for the three months ended March 31, 2019 and March 31, 2018.
The following table provides the realized and unrealized gains on marketable equity securities for the three months ended March 31, 2019.

	Three months ended March 31
(Dollars in thousands)	2019	2018
Marketable equity securities gains, net	$11,328	$971
Less net gains recognized on marketable equity securities sold	44	96
Unrealized gains recognized on marketable equity securities held	$11,284	$875

The following table provides information regarding securities with unrealized losses as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$—	$—	$599,883	$847	$599,883	$847
Government agency	219,395	901	12,590	186	231,985	1,087
Mortgage-backed securities	114,863	314	1,956,003	28,115	2,070,866	28,429
Corporate bonds	56,393	891	9,950	69	66,343	960
Total	$390,651	$2,106	$2,578,426	$29,217	$2,969,077	$31,323
Investment securities held to maturity
Mortgage-backed securities	$40,142	$291	$9,988	$159	$50,130	$450

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$248,983	$113	$848,622	$2,053	$1,097,605	$2,166
Government agency	115,273	601	2,310	38	117,583	639
Mortgage-backed securities	262,204	2,387	1,940,695	50,376	2,202,899	52,763
Corporate bonds	79,066	842	5,000	22	84,066	864
Total	$705,526	$3,943	$2,796,627	$52,489	$3,502,153	$56,432
Investment securities held to maturity
Mortgage-backed securities	$5,111	$181	$10,131	$309	$15,242	$490
As of March 31, 2019, there were 230 investment securities available for sale that had continuous losses for more than 12 months of which 223 were government sponsored enterprise-issued mortgage-backed securities or government agency securities, five were U.S. Treasury securities and two were corporate bonds. There were two investment securities held to maturity, which were government sponsored enterprise-issued mortgage-backed securities, which had continuous losses for more than 12 months at March 31, 2019.
None of the unrealized losses identified as of March 31, 2019 or December 31, 2018 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the debt securities were purchased. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Debt securities having an aggregate carrying value of $3.68 billion at March 31, 2019 and $4.03 billion at December 31, 2018 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are non-purchased credit impaired (Non-PCI) or purchased credit impaired (PCI). Loans that are originated by FCB, as well as loans that are performing under their contractual obligations at acquisition, are classified as Non-PCI. Loans that reflect credit deterioration since origination, such that it is probable at acquisition that FCB will be unable to collect all contractually required payments, are classified as PCI. Additionally, at the date of acquisition, all acquired loans are recorded at fair value with no corresponding allowance for loan and lease losses.

Loans and leases outstanding included the following at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$804,463	$757,854
Commercial mortgage	10,747,715	10,717,234
Other commercial real estate	427,419	426,985
Commercial and industrial and leases	3,879,575	3,938,730
Other	280,848	296,424
Total commercial loans	16,140,020	16,137,227
Noncommercial:
Residential mortgage	4,303,137	4,265,687
Revolving mortgage	2,469,898	2,542,975
Construction and land development	258,959	257,030
Consumer	1,734,415	1,713,781
Total noncommercial loans	8,766,409	8,779,473
Total non-PCI loans and leases	24,906,429	24,916,700
PCI loans:
Total PCI loans	557,356	606,576
Total loans and leases	$25,463,785	$25,523,276
At March 31, 2019, $9.08 billion in non-PCI loans with a lendable collateral value of $6.36 billion were used to secure $175.2 million in Federal Home Loan Bank (FHLB) of Atlanta advances and $14.5 million in FHLB of Chicago advances, resulting in additional borrowing capacity of $6.17 billion. At December 31, 2018, $9.12 billion in non-PCI loans with a lendable collateral value of $6.36 billion were used to secure $175.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.18 billion.
At March 31, 2019, $2.93 billion in non-PCI loans with a lendable collateral value of $2.23 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). At December 31, 2018, $2.94 billion in non-PCI loans with a lendable collateral value of $2.19 billion were used to secure additional borrowing capacity at the FRB.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value. Loans held for sale totaled $53.2 million and $45.5 million at March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019, total proceeds from sales of loans held for sale were $123.0 million and there were no transfers to loans held for sale from the residential mortgage portfolio. For the three months ended March 31, 2018, total proceeds from sales of loans held for sale were $138.5 million and there were no transfers to loans held for sale from the residential mortgage portfolio.
Net deferred fees on non-PCI loans and leases, including unearned income as well as unamortized costs and fees, were $130 thousand and $79 thousand at March 31, 2019 and December 31, 2018, respectively. The net unamortized discount related to purchased non-PCI loans and leases was $30.1 million at March 31, 2019 and $33.3 million at December 31, 2018. During the three months ended March 31, 2019 and March 31, 2018, accretion income on purchased non-PCI loans and leases was $3.2 million and $2.9 million, respectively.

Credit quality indicators
Loans and leases are monitored for credit quality on a recurring basis. Commercial and noncommercial loans and leases have different credit quality indicators as a result of the unique characteristics of the loan segments being evaluated. The credit quality indicators for non-PCI and PCI commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Commercial loans are evaluated periodically with more frequent evaluations done on criticized loans. Commercial credit cards are included in the Commercial and industrial and leases segment, but are not specifically graded as with other commercial loans. The indicators as of the date presented are based on the most recent assessment performed and are defined below:
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2019 and December 31, 2018 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for non-PCI and PCI noncommercial loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at March 31, 2019 and December 31, 2018 by credit quality indicator are provided below:

	March 31, 2019
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$800,703	$10,528,026	$423,288	$3,717,237	$279,899	$15,749,153
Special mention	1,345	110,413	3,244	46,928	350	162,280
Substandard	2,415	109,276	887	37,443	599	150,620
Doubtful	—	—	—	354	—	354
Ungraded	—	—	—	77,613	—	77,613
Total	$804,463	$10,747,715	$427,419	$3,879,575	$280,848	$16,140,020

	December 31, 2018
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$753,985	$10,507,687	$422,500	$3,778,797	$294,700	$15,757,669
Special mention	1,369	114,219	3,193	54,814	1,105	174,700
Substandard	2,500	92,743	1,292	30,688	619	127,842
Doubtful	—	—	—	354	—	354
Ungraded	—	2,585	—	74,077	—	76,662
Total	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$16,137,227

	March 31, 2019
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,248,823	$2,444,150	$256,801	$1,720,142	$8,669,916
30-59 days past due	33,623	10,734	581	7,966	52,904
60-89 days past due	7,760	4,227	28	3,001	15,016
90 days or greater past due	12,931	10,787	1,549	3,306	28,573
Total	$4,303,137	$2,469,898	$258,959	$1,734,415	$8,766,409

	December 31, 2018
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,214,783	$2,514,269	$254,837	$1,696,321	$8,680,210
30-59 days past due	28,239	12,585	581	10,035	51,440
60-89 days past due	7,357	4,490	21	3,904	15,772
90 days or greater past due	15,308	11,631	1,591	3,521	32,051
Total	$4,265,687	$2,542,975	$257,030	$1,713,781	$8,779,473

PCI loans outstanding at March 31, 2019 and December 31, 2018 by credit quality indicator are provided below:

	March 31, 2019	December 31, 2018
(Dollars in thousands)	PCI commercial loans
Grade:
Pass	$131,018	$141,922
Special mention	43,068	48,475
Substandard	91,940	101,447
Doubtful	3,887	4,828
Total	$269,913	$296,672

	March 31, 2019	December 31, 2018
(Dollars in thousands)	PCI noncommercial loans
Current	$255,145	$268,280
30-59 days past due	8,565	11,155
60-89 days past due	3,449	7,708
90 days or greater past due	20,284	22,761
Total	$287,443	$309,904

The aging of the outstanding non-PCI loans and leases, by class, at March 31, 2019 and December 31, 2018 are provided in the tables below. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development - commercial	$617	$262	$206	$1,085	$803,378	$804,463
Commercial mortgage	16,120	8,818	2,802	27,740	10,719,975	10,747,715
Other commercial real estate	1,198	517	—	1,715	425,704	427,419
Commercial and industrial and leases	9,706	2,403	3,389	15,498	3,864,077	3,879,575
Other	113	24	—	137	280,711	280,848
Total commercial loans	27,754	12,024	6,397	46,175	16,093,845	16,140,020
Noncommercial:
Residential mortgage	33,623	7,760	12,931	54,314	4,248,823	4,303,137
Revolving mortgage	10,734	4,227	10,787	25,748	2,444,150	2,469,898
Construction and land development - non-commercial	581	28	1,549	2,158	256,801	258,959
Consumer	7,966	3,001	3,306	14,273	1,720,142	1,734,415
Total noncommercial loans	52,904	15,016	28,573	96,493	8,669,916	8,766,409
Total non-PCI loans and leases	$80,658	$27,040	$34,970	$142,668	$24,763,761	$24,906,429

	December 31, 2018
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development - commercial	$516	$9	$444	$969	$756,885	$757,854
Commercial mortgage	14,200	2,066	3,237	19,503	10,697,731	10,717,234
Other commercial real estate	91	76	300	467	426,518	426,985
Commercial and industrial and leases	9,655	1,759	2,892	14,306	3,924,424	3,938,730
Other	285	—	89	374	296,050	296,424
Total commercial loans	24,747	3,910	6,962	35,619	16,101,608	16,137,227
Noncommercial:
Residential mortgage	28,239	7,357	15,308	50,904	4,214,783	4,265,687
Revolving mortgage	12,585	4,490	11,631	28,706	2,514,269	2,542,975
Construction and land development - non-commercial	581	21	1,591	2,193	254,837	257,030
Consumer	10,035	3,904	3,521	17,460	1,696,321	1,713,781
Total noncommercial loans	51,440	15,772	32,051	99,263	8,680,210	8,779,473
Total non-PCI loans and leases	$76,187	$19,682	$39,013	$134,882	$24,781,818	$24,916,700

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2019 and December 31, 2018 for non-PCI loans and leases, were as follows:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Non-PCI loans and leases:
Construction and land development - commercial	$407	$—	$666	$—
Commercial mortgage	15,744	—	12,594	—
Other commercial real estate	19	—	366	—
Commercial and industrial and leases	5,482	667	4,624	808
Residential mortgage	36,573	614	35,662	—
Revolving mortgage	25,723	—	25,563	—
Construction and land development - noncommercial	1,699	—	1,823	—
Consumer	3,054	2,212	2,969	2,080
Other	257	—	279	—
Total non-PCI loans and leases	$88,958	$3,493	$84,546	$2,888
The following table provides changes in the carrying value of all PCI loans during the three months ended March 31, 2019 and March 31, 2018:

(Dollars in thousands)	2019	2018
Balance at January 1	$606,576	$762,998
Fair value of acquired loans	—	—
Accretion	17,755	17,973
Payments received and other changes, net	(66,975)	(77,134)
Balance at March 31	$557,356	$703,837
Unpaid principal balance at March 31	$810,683	$1,108,379
The carrying value of PCI loans on the cost recovery method was $3.3 million at both March 31, 2019 and December 31, 2018. The cost recovery method is applied to loans when the timing of future cash flows cannot be reasonably estimated due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $1.7 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively. The remaining discount on PCI loans was $89.4 million and $95.5 million at March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and March 31, 2018, accretion income on PCI loans was $17.8 million and $18.0 million, respectively.
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flow not related to credit improvements or deterioration do not affect the nonaccretable difference.
The following table documents changes to the amount of accretable yield for the first three months of 2019 and 2018.

(Dollars in thousands)	2019	2018
Balance at January 1	$312,894	$316,679
Additions from acquisitions	—	—
Accretion	(17,755)	(17,973)
Reclassifications from (to) nonaccretable difference	600	(929)
Changes in expected cash flows that do not affect nonaccretable difference	(9,547)	11,568
Balance at March 31	$286,192	$309,345

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
Activity in the allowance for non-PCI loan and lease losses by class of loans is summarized as follows:

	Three months ended March 31, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568
Provision (credits)	2,119	2,371	(83)	2,725	(498)	1,508	209	123	3,440	11,914
Charge-offs	(44)	(761)	—	(1,858)	—	(166)	(963)	—	(6,362)	(10,154)
Recoveries	131	220	1	538	444	173	387	—	1,573	3,467
Balance at March 31	$37,476	$45,281	$2,399	$57,025	$2,167	$16,987	$21,495	$2,473	$34,492	$219,795

	Three months ended March 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Balance at January 1	$24,470	$45,005	$4,571	$59,824	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Provision (credits)	2,225	(1,365)	(1,293)	562	114	1,512	466	107	2,923	5,251
Charge-offs	—	(46)	—	(2,329)	(3)	(806)	(992)	(182)	(5,255)	(9,613)
Recoveries	23	239	145	1,260	42	77	194	26	1,309	3,315
Balance at March 31	$26,718	$43,833	$3,423	$59,317	$4,842	$16,489	$22,104	$3,913	$30,181	$210,820

The following tables present the allowance and recorded investment in loans and leases by class of loans, as well as the associated impairment method at March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$533	$2,949	$16	$1,420	$151	$3,149	$2,742	$99	$906	$11,965
ALLL for loans and leases collectively evaluated for impairment	36,943	42,332	2,383	55,605	2,016	13,838	18,753	2,374	33,586	207,830
Total allowance for loan and lease losses	$37,476	$45,281	$2,399	$57,025	$2,167	$16,987	$21,495	$2,473	$34,492	$219,795

Loans and leases:
Loans and leases individually evaluated for impairment	$2,123	$56,157	$541	$9,987	$337	$44,944	$29,216	$3,742	$2,954	$150,001
Loans and leases collectively evaluated for impairment	802,340	10,691,558	426,878	3,869,588	280,511	4,258,193	2,440,682	255,217	1,731,461	24,756,428
Total loan and leases	$804,463	$10,747,715	$427,419	$3,879,575	$280,848	$4,303,137	$2,469,898	$258,959	$1,734,415	$24,906,429

	December 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$490	$2,671	$42	$1,137	$105	$1,901	$2,515	$81	$885	$9,827
ALLL for loans and leases collectively evaluated for impairment	34,780	40,780	2,439	54,483	2,116	13,571	19,347	2,269	34,956	204,741
Total allowance for loan and lease losses	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568

Loans and leases:
Loans and leases individually evaluated for impairment	$2,175	$55,447	$860	$9,868	$291	$42,168	$28,852	$3,749	$3,020	$146,430
Loans and leases collectively evaluated for impairment	755,679	10,661,787	426,125	3,928,862	296,133	4,223,519	2,514,123	253,281	1,710,761	24,770,270
Total loan and leases	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$4,265,687	$2,542,975	$257,030	$1,713,781	$24,916,700
Activity in the PCI allowance activity and balances for the three months ended March 31, 2019 and March 31, 2018 is summarized as follows:

(Dollars in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Allowance for loan losses:
Balance at January 1	$9,144	$10,026
Provision	(164)	2,354
Charge-offs	—	(84)
Recoveries	—	—
Balance at March 31	$8,980	$12,296
The following table presents the PCI allowance and recorded investment in loans at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
ALLL for loans acquired with deteriorated credit quality	$8,980	$9,144
Loans acquired with deteriorated credit quality	557,356	606,576
At March 31, 2019 and December 31, 2018, $160.4 million and $186.6 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	March 31, 2019
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,932	$191	$2,123	$2,538	$533
Commercial mortgage	37,575	18,582	56,157	61,845	2,949
Other commercial real estate	222	319	541	629	16
Commercial and industrial and leases	7,613	2,374	9,987	14,002	1,420
Other	262	75	337	353	151
Residential mortgage	43,553	1,391	44,944	48,216	3,149
Revolving mortgage	26,017	3,199	29,216	32,074	2,742
Construction and land development - noncommercial	2,330	1,412	3,742	4,045	99
Consumer	2,872	82	2,954	3,378	906
Total non-PCI impaired loans and leases	$122,376	$27,625	$150,001	$167,080	$11,965

	December 31, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Construction and land development - commercial	$1,897	$278	$2,175	$2,606	$490
Commercial mortgage	34,177	21,270	55,447	61,317	2,671
Other commercial real estate	243	617	860	946	42
Commercial and industrial and leases	7,153	2,715	9,868	14,695	1,137
Other	216	75	291	301	105
Residential mortgage	40,359	1,809	42,168	45,226	1,901
Revolving mortgage	25,751	3,101	28,852	31,371	2,515
Construction and land development - noncommercial	2,337	1,412	3,749	4,035	81
Consumer	2,940	80	3,020	3,405	885
Total non-PCI impaired loans and leases	$115,073	$31,357	$146,430	$163,902	$9,827
Non-PCI impaired loans less than $500,000 that were collectively evaluated for impairment totaled $44.8 million and $47.1 million at March 31, 2019 and December 31, 2018, respectively.
The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31, 2019		Three months ended March 31, 2018
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Construction and land development - commercial	$2,147	$28	$1,155	$11
Commercial mortgage	56,629	564	72,267	711
Other commercial real estate	685	8	1,713	11
Commercial and industrial and leases	10,000	100	9,762	87
Other	315	2	—	—
Residential mortgage	42,626	325	38,724	275
Revolving mortgage	28,742	247	24,792	201
Construction and land development - noncommercial	3,747	36	4,104	48
Consumer	3,000	29	2,508	28
Total non-PCI impaired loans and leases	$147,891	$1,339	$155,025	$1,372

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
The following table provides a summary of total TDRs by accrual status. Total TDRs included $17.9 million and $18.2 million of PCI TDRs at March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$1,914	$329	$2,243	$1,946	$352	$2,298
Commercial mortgage	51,202	6,653	57,855	53,270	7,795	61,065
Other commercial real estate	536	5	541	851	9	860
Commercial and industrial and leases	8,253	1,792	10,045	7,986	2,060	10,046
Other	119	218	337	118	173	291
Total commercial loans	62,024	8,997	71,021	64,171	10,389	74,560
Noncommercial
Residential mortgage	37,111	10,582	47,693	37,903	9,621	47,524
Revolving mortgage	20,320	9,200	29,520	20,492	8,196	28,688
Construction and land development - noncommercial	2,150	180	2,330	2,227	110	2,337
Consumer and other	2,106	847	2,953	2,300	721	3,021
Total noncommercial loans	61,687	20,809	82,496	62,922	18,648	81,570
Total loans	$123,711	$29,806	$153,517	$127,093	$29,037	$156,130
The following table provides the types of TDRs made during the three months ended March 31, 2019 and March 31, 2018, as well as a summary of loans that were modified as a TDR during the twelve month periods ended March 31, 2019 and March 31, 2018 that subsequently defaulted during the three months ended March 31, 2019 and March 31, 2018. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2019				Three months ended March 31, 2018
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	—	$—	—	$—	1	$644	—	$—
Loan term extension	3	420	3	541	6	932	1	305
Below market interest rate	46	2,953	33	2,123	66	5,660	30	1,814
Discharged from bankruptcy	42	1,868	25	1,144	48	3,813	43	3,172
Total restructurings	91	$5,241	61	$3,808	121	$11,049	74	$5,291
For the three months ended March 31, 2019 and March 31, 2018, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)
The following table explains changes in other real estate owned during the three months ended March 31, 2019 and March 31, 2018.

(Dollars in thousands)	Total
Balance at December 31, 2018	$48,030
Additions	3,133
Sales	(6,934)
Write-downs	(923)
Balance at March 31, 2019	$43,306

Balance at December 31, 2017	$51,097
Additions	6,582
Sales	(7,997)
Write-downs	(1,593)
Balance at March 31, 2018	$48,089
At March 31, 2019 and December 31, 2018, BancShares had $15.4 million and $17.2 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $23.9 million and $22.0 million at March 31, 2019 and December 31, 2018, respectively.
NOTE G - FDIC SHARED-LOSS PAYABLE
As of March 31, 2019, shared-loss protection remains for single family residential loans acquired in the amount of $53.9 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. The clawback liability payment dates are March 2020 and March 2021.
The following table provides changes in the FDIC shared-loss payable since December 31, 2018:

(Dollars in thousands)	Total
Balance at December 31, 2018	$105,618
Accretion	1,638
Balance at March 31, 2019	$107,256
NOTE H - SERVICING RIGHTS
Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $2.97 billion and $2.95 billion as of March 31, 2019 and December 31, 2018, respectively. These loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets, while the associated amortization expense and any valuation allowance recognized is included as a reduction of mortgage income in the Consolidated Statements of Income. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended March 31, 2019 and 2018 were $1.9 million and reported in mortgage income in the Consolidated Statements of Income.

The following table explains changes in the servicing asset during the three months ended March 31, 2019 and 2018.

(Dollars in thousands)	Total
Balance at December 31, 2018	$21,396
Servicing rights originated	859
Amortization	(1,447)
Valuation allowance provision	(161)
Balance at March 31, 2019	$20,647

Balance at December 31, 2017	$21,945
Servicing rights originated	1,200
Amortization	(1,486)
Balance at March 31, 2018	$21,659
BancShares recorded a valuation allowance of $161.0 thousand compared to no valuation allowance for the three months ended March 31, 2019 and March 31, 2018, respectively. Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	March 31, 2019	December 31, 2018
Discount rate - conventional fixed loans	9.41%	9.69%
Discount rate - all loans excluding conventional fixed loans	10.41%	10.69%
Weighted average constant prepayment rate	11.28%	9.26%
Weighted average cost to service a loan	$88.07	$87.52
The fair value of mortgage servicing rights is sensitive to changes in assumptions and is determined by estimating the present value of the asset's future cash flows by utilizing discount rates, prepayment rates, and other inputs. The discount rate is based on the 10-year U.S. Treasury rate plus 700 basis points for conventional fixed loans and 800 basis points for all other loans. The 700 and 800 basis points are used as a risk premium when calculating the discount rate. The prepayment rate is derived from the Public Securities Association Standard Prepayment model. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity. This results in a decrease in fair value. The average cost to service a loan is based on the number of loans serviced and the total costs to service the loans.
Other Servicing Rights
Other servicing rights were acquired as part of a business combination and relate to the sale of the guaranteed portion of government guaranteed loans with servicing retained. The amount of the other servicing rights were $2.4 million and $2.7 million at March 31, 2019 and December 31, 2018, respectively.
NOTE I - REPURCHASE AGREEMENTS
BancShares, through FCB, utilizes securities sold under customer repurchase agreements to facilitate the needs of customers and secure wholesale funding needs. Repurchase agreements are transactions whereby FCB offers to sell to a counterparty an undivided interest in an eligible security, and which obligates FCB to repurchase the security, with interest, at an agreed upon date, repurchase price, and interest rate. These agreements are recorded at the amount of cash received in connection with the transaction and are reflected as securities sold under customer repurchase agreements on the Consolidated Balance Sheets.
Repurchase agreements require FCB to maintain collateral to support the outstanding obligations. BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $571.6 million and $598.6 million at March 31, 2019 and December 31, 2018, respectively.
The remaining contractual maturity of the $508.5 million and $543.9 million securities sold under repurchase agreements at March 31, 2019 and December 31, 2018, respectively, is overnight and continuous and are pledged by U.S. Treasury securities.

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
Investment in marketable equity securities. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.
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
Borrowings. For borrowings, the fair values are determined based on recent trades or sales of the actual security if available, otherwise, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for long-term borrowings are considered Level 2 inputs.
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
 For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2019 and December 31, 2018. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$268,599	$268,599	$327,440	$327,440
Overnight investments	1,386,525	1,386,525	797,406	797,406
Investment securities available for sale	4,589,800	4,589,800	4,557,110	4,557,110
Investment securities held to maturity	2,214,829	2,254,924	2,184,653	2,201,502
Investment in marketable equity securities	109,884	109,884	92,599	92,599
Loans held for sale	53,232	53,232	45,505	45,505
Net loans and leases	25,235,010	25,187,938	25,299,564	24,845,060
Income earned not collected	113,812	113,812	109,903	109,903
Federal Home Loan Bank stock	25,174	25,174	25,304	25,304
Mortgage and other servicing rights	24,080	25,769	24,615	27,435
Deposits	31,198,093	31,174,142	30,672,460	30,623,214
Securities sold under customer repurchase agreements	508,508	508,508	543,936	543,936
Federal Home Loan Bank borrowings	189,594	192,779	193,556	195,374
Subordinated debentures	136,544	140,676	140,741	151,670
Other borrowings	14,970	14,833	13,921	13,985
FDIC shared-loss payable	107,256	109,947	105,618	105,846
Accrued interest payable	7,169	7,169	3,712	3,712

Among BancShares' assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2019 and December 31, 2018.

	March 31, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,197,042	$—	$1,197,042	$—
Government agency	350,527	—	350,527	—
Mortgage-backed securities	2,895,944	—	2,895,944	—
Corporate bonds	142,162	—	—	142,162
Other	4,125	—	—	4,125
Total investment securities available for sale	$4,589,800	$—	$4,443,513	$146,287
Marketable equity securities	$109,884	$18,250	$91,634	$—
Loans held for sale	$53,232	$—	$53,232	$—

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,247,710	$—	$1,247,710	$—
Government agency	256,835	—	256,835	—
Mortgage-backed securities	2,909,339	—	2,909,339	—
Corporate bonds	139,101	—	—	139,101
Other	4,125	—	—	4,125
Total investment securities available for sale	$4,557,110	$—	$4,413,884	$143,226
Marketable equity securities	$92,599	$17,887	$74,712	$—
Loans held for sale	$45,505	$—	$45,505	$—
During the three months ended March 31, 2019, there were no transfers between levels. For the three months ended March 31, 2018 there were transfers from Level 2 to Level 3 of $59.7 million and $5.6 million for corporate bonds and other investment securities available for sale, respectively. The transfers were due to a lack of observable inputs and trade activity for those securities.
The following tables summarize activity for Level 3 assets:

	Three months ended March 31, 2019
(Dollars in thousands)	Corporate bonds	Other
Balance at January 1, 2019	$139,101	$4,125
Transfers in	—	—
Amounts included in net income	39	6
Unrealized net gains (losses) included in other comprehensive income	22	(6)
Purchases	3,000	—
Sales / Calls	—	—
Balance at March 31, 2019	$142,162	$4,125

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at March 31, 2019.

(Dollars in thousands)			March 31, 2019
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	$142,162
Other	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	4,125
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and included a gain of $249 thousand and a loss of $455 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$53,232	$51,550	$1,682

	December 31, 2018
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$45,505	$44,073	$1,432
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2019 or December 31, 2018.
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 11% applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate generally ranges between 2% and 18%.
OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 11% applied for estimated selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2019 and December 31, 2018.

	March 31, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$110,411	$—	$—	$110,411
Other real estate remeasured during the previous 12 months	32,620	—	—	32,620

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$105,994	$—	$—	$105,994
Other real estate remeasured during the previous 12 months	35,344	—	—	35,344
No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.
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
BancShares Plan
For the three months ended March 31, 2019 and 2018, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2019	2018
Service cost	$2,568	$3,429
Interest cost	7,531	7,057
Expected return on assets	(12,867)	(11,957)
Amortization of prior service cost	14	20
Amortization of net actuarial loss	2,114	3,246
Net periodic (benefit) cost	$(640)	$1,795
Bancorporation Plan
For the three months ended March 31, 2019 and 2018, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2019	2018
Service cost	$545	$662
Interest cost	1,760	1,587
Expected return on assets	(2,768)	(3,106)
Amortization of net actuarial loss	627	71
Net periodic cost (benefit)	$164	$(786)
No discretionary contributions were made during the three months ended March 31, 2019 to the BancShares or Bancorporation pension plans. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of and returns on the pension plans, discount rates and the current economic environment.
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
The following table presents the commitments to extend credit and unfunded commitments as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Unused commitments to extend credit	$10,187,550	$10,054,712
Standby letters of credit	91,719	96,467
Unfunded commitments for investments in affordable housing projects	72,002	67,952
Affordable housing project investments were $152.9 million and $147.3 million as of March 31, 2019 and December 31, 2018, respectively, and are included in other assets on the Consolidated Balance Sheets.
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
NOTE M - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss included the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on securities available for sale	$(21,936)	$(5,046)	$(16,890)	$(50,007)	$(11,502)	$(38,505)
Unrealized losses on securities available for sale transferred to held to maturity	(86,439)	(19,881)	(66,558)	(92,401)	(21,252)	(71,149)
Defined benefit pension items	(160,275)	(36,863)	(123,412)	(163,030)	(37,497)	(125,533)
Total	$(268,650)	$(61,790)	$(206,860)	$(305,438)	$(70,251)	$(235,187)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31, 2019
(Dollars in thousands)	Unrealized (losses) gains on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(38,505)	$(71,149)	$(125,533)	$(235,187)
Cumulative effect adjustments	—	—	—	—
Net unrealized gains arising during period	21,615	—	—	21,615
Amounts reclassified from accumulated other comprehensive loss	—	4,591	2,121	6,712
Net current period other comprehensive income	21,615	4,591	2,121	28,327
Ending balance	$(16,890)	$(66,558)	$(123,412)	$(206,860)

	Three months ended March 31, 2018
	Unrealized (losses) gains on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(30,945)	$—	$(91,349)	$(122,294)
Cumulative effect adjustments	(29,751)	—	(20,300)	(50,051)
Net unrealized (losses) arising during period	(60,547)	—	—	(60,547)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,569	2,569
Net current period other comprehensive (loss) income	(60,547)	—	2,569	(57,978)
Ending balance	$(121,243)	$—	$(109,080)	$(230,323)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three months ended March 31, 2019 and March 31, 2018.

	Three months ended March 31, 2019
(Dollars in thousands) Details about accumulated other comprehensive (loss) income	Amounts reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(5,962)	Net interest income
	1,371	Income taxes
	$(4,591)	Net Income
Amortization of defined benefit pension items
Prior service costs	$(14)	Salaries and wages
Actuarial losses	(2,741)	Other
	(2,755)	Income before income taxes
	634	Income taxes
	$(2,121)	Net income
Total reclassifications for the period	$(6,712)

	Three months ended March 31, 2018
Details about accumulated other comprehensive (loss) income	Amounts reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(20)	Salaries and wages
Actuarial losses	(3,317)	Other
	(3,337)	Income before income taxes
	768	Income taxes
	$(2,569)	Net income
Total reclassifications for the period	$(2,569)
(1) Amounts in parentheses indicate debits to profit/loss.

NOTE N - LEASES
BancShares leases certain branch locations, administrative offices and equipment. Operating leases are included in other assets and other liabilities on the Consolidated Balance Sheets. Finance leases are included in premises and equipment and other borrowings on the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we instead recognize lease expense for these leases on a straight-line basis over the lease term.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our corresponding obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating and finance lease ROU asset also includes initial direct costs and pre-paid lease payments made, excluding lease incentives. As most of our leases do not provide an implicit rate, BancShares uses its incremental borrowing rate, based on the information available at commencement date in determining the present value of lease payments. BancShares determines the incremental borrowing rate using secured rates for FHLB new advances under similar terms as the lease at inception. BancShares used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that we will exercise our option to renew or extend the lease term, that option is included in determining the value of the ROU and lease liability. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
We determine if an arrangement is a lease at inception and our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party lease agreements. As of March 31, 2019, there are no leases that have not yet commenced that would have a material impact on our Consolidated Financial Statements.
We rent or sublease certain real estate to third parties to manage occupancy costs and provide flexibility to expand and contract occupancy space to meet our business needs.
The following table presents lease assets and liabilities as of March 31, 2019.

(Dollars in thousands)	Classification	March 31, 2019
Assets:
Operating	Other assets	$70,815
Finance	Premises and equipment	8,763
Total leased assets		$79,578
Liabilities:
Operating	Other liabilities	72,315
Finance	Other borrowings	7,828
Total lease liabilities		$80,143

The following table presents lease costs for the three months ended March 31, 2019. Variable lease cost primarily represents variable payments such as common area maintenance and utilities that are recognized in the period in which the expense is incurred. Certain of our lease agreements also include rental payments that are adjusted periodically for inflation. While lease liabilities are not remeasured as a result of these changes, these adjustments are treated as a variable lease cost and recognized in the period in which the expense is incurred.

(Dollars in thousands)	Classification	Three months ended March 31, 2019
Lease cost:
Operating lease cost (1)	Occupancy expense	$3,204
Finance lease cost:
Amortization of leased assets	Equipment expense	447
Interest on lease liabilities	Interest Expense - Other borrowings	65
Variable lease cost	Occupancy expense	528
Sublease income	Occupancy expense	(130)
Net lease cost		$4,114
(1) Operating lease cost includes short-term lease cost, which is immaterial.
The following table presents lease liability maturities in the next five years and thereafter.

(Dollars in thousands)	Operating Leases	Finance Leases	Total
2019 (1)	$10,310	$1,301	$11,611
2020	12,475	1,748	14,223
2021	10,947	1,764	12,711
2022	9,575	1,481	11,056
2023	7,772	599	8,371
Thereafter	35,343	1,683	37,026
Total lease payments	$86,422	$8,576	$94,998
Less: Interest	14,107	748	14,855
Present value of lease liabilities	$72,315	$7,828	$80,143
(1) Represents the lease liability payments that will be made for the period April 1, 2019 through December 31, 2019.
The following table presents the remaining weighted average lease terms and discount rates as of March 31, 2019.

Weighted average remaining lease term (years):	March 31, 2019
Operating	9.7
Finance	5.4
Weighted average discount rate:
Operating	3.36%
Finance	3.22
The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2019.

(Dollars in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,550
Operating cash flows from finance leases	65
Financing cash flows from finance leases	366
Right-of-use assets obtained in exchange for new operating lease liabilities	3,591
Right-of-use assets obtained in exchange for new finance lease liabilities	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis (MD&A) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2018 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2019, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us” and “BancShares” refer to the consolidated financial position and consolidated results of operations for BancShares.
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
Interest rates have presented significant challenges to commercial banks' efforts to generate earnings and shareholder value. Our strategy continues to focus on maintaining an interest rate risk profile that will benefit net interest income in a rising rate environment. Management drives to this goal by focusing on core customer deposits and loans in the targeted interest rate risk profile. Additionally, our initiatives focus on growth of noninterest income sources, control of noninterest expenses, optimization of our branch network, and further enhancements to our technology and delivery channels. Refer to our Form 10-K for the year ended December 31, 2018 for further discussion of our strategy.
Significant Events in 2019
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank, into FCB.
On April 23, 2019, FCB entered into a definitive merger agreement for the acquisition of Franklin, North Carolina-based Entegra Financial Corp. and its bank subsidiary, Entegra Bank, into FCB.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares and its bank subsidiary, Biscayne Bank, into FCB.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis' revised estimate of fourth quarter 2018 GDP growth was 2.2%, down from 3.4% GDP growth in the third quarter of 2018. The estimated real GDP deceleration in the fourth quarter primarily reflected slow declines in private inventory investment, state and government spending, personal consumption expenditures and federal government spending. Imports increased less in the fourth quarter of 2018 than in the third quarter of 2018. These movements were partly offset by an upturn in exports and an acceleration in nonresidential fixed investment.
The United States (U.S.) unemployment rate declined from 3.9% in December 2018 to 3.8% in March 2019. According to the U.S. Department of Labor, the U.S. economy added approximately 541,000 new nonfarm payroll jobs during the first quarter of 2019. The U.S. housing market remains stable as a result of solid housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in the first quarter of 2019 that the U.S. labor market remains strong and that economic activity rose at a solid rate. In view of realized and expected labor market conditions and inflation, the FOMC decided to maintain the target range for the federal funds rate, leaving it at 2.25% to 2.50%. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC indicated it will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0% inflation.

FINANCIAL PERFORMANCE SUMMARY
For the first quarter of 2019 consolidated net income was $111.4 million, or $9.67 per share, compared to $100.2 million, or $8.35 per share, for the corresponding period of 2018. BancShares’ first quarter results generated an annualized return on average assets of 1.27% and an annualized return on average equity of 12.86%, compared to 1.19% and 12.20%, respectively, for the first quarter of 2018.
First Quarter Highlights

•
Net income for the first quarter of 2019 totaled $111.4 million, an increase of $11.2 million, or 11.1% compared to the first quarter of 2018. Net income per share increased 15.8% to $9.67 in the first quarter of 2019, largely impacted by common stock repurchases.

•
Net interest income for the first quarter of 2019 increased $36.1 million, or by 12.7%, compared to the first quarter of 2018. The taxable-equivalent net interest margin (NIM) totaled 3.89% for the first quarter of 2019, an increase of 32 basis points compared to 3.57% for the same quarter in 2018. This increase was primarily the result of higher loan interest and fees due to higher average outstanding balances and higher loan yields, partially offset by higher deposit costs.

•
Noninterest income for the first quarter of 2019 totaled $103.7 million, a decrease of $19.0 million from the first quarter of 2018. The reduction was primarily driven by a $25.8 million gain on debt extinguishment recognized during the first quarter of 2018, partially offset by a $10.4 million increase in the fair value adjustment on marketable equity securities, a $1.9 million increase in cardholder services income and a $1.4 million increase in wealth services income.

•
Noninterest expense for the first quarter of 2019 totaled $267.7 million, a decrease of $0.4 million from the first quarter of 2018. Declines in FDIC insurance, collection and foreclosure-related expense and processing fees were partially offset by increases in salaries and wages and equipment expense.

•
Income tax expense totaled $33.4 million with an effective tax rate of 23.1% for the first quarter of 2019, compared to $31.2 million tax expense and an effective tax rate of 23.8% for the first quarter of 2018.

•
Loans and leases were $25.46 billion at March 31, 2019, a net decrease of $59.5 million compared to December 31, 2018, or 0.9% on an annualized basis. This decrease was driven by a $49.2 million decline in the PCI loan portfolio and a $10.3 million net decline in the non-PCI portfolio. The net decline in the non-PCI portfolio was driven in part by reductions in revolving mortgages, as well as seasonality in the government lending portfolio. These declines were partially offset by sustained growth in commercial construction and land development, commercial mortgage and consumer auto loans.

•
Deposits grew by $525.6 million, or 6.9% on an annualized basis, from December 31, 2018, primarily driven by an increase in demand deposits due to both seasonal fluctuations in commercial demand deposits and continued focus by branch associates on deposit growth.

•	During the first quarter of 2019, BancShares repurchased 243,000 shares of class A common stock for $100.7 million.

•
BancShares remained well capitalized with a Tier 1 risk-based capital ratio and common equity Tier 1 ratio of 12.69%, total risk-based capital ratio of 14.02% and leverage capital ratio of 9.80% at March 31, 2019.

Table 1
SELECTED QUARTERLY DATA

	2019	2018
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$336,924	$333,573	$315,706	$303,877	$292,601
Interest expense	16,452	12,691	8,344	7,658	8,164
Net interest income	320,472	320,882	307,362	296,219	284,437
Provision for loan and lease losses	11,750	11,585	840	8,438	7,605
Net interest income after provision for loan and lease losses	308,722	309,297	306,522	287,781	276,832
Noninterest income	103,663	82,007	94,531	100,927	122,684
Noninterest expense	267,657	275,378	267,537	265,993	268,063
Income before income taxes	144,728	115,926	133,516	122,715	131,453
Income taxes	33,369	26,453	16,198	29,424	31,222
Net income	$111,359	$89,473	$117,318	$93,291	$100,231
Net interest income, taxable equivalent	$321,372	$321,804	$308,207	$297,021	$285,248
PER SHARE DATA
Net income	$9.67	$7.62	$9.80	$7.77	$8.35
Cash dividends	0.40	0.40	0.35	0.35	0.35
Market price at period end (Class A)	407.20	377.05	452.28	403.30	413.24
Book value at period-end	309.46	300.04	294.40	286.99	280.77
SELECTED QUARTERLY AVERAGE BALANCES
Total assets (1)	$35,625,885	$35,625,500	$34,937,175	$34,673,927	$34,267,495
Investment securities	6,790,671	7,025,889	7,129,089	7,091,442	7,053,001
Loans and leases (2)	25,515,988	25,343,813	24,698,799	24,205,363	23,666,098
Interest-earning assets	33,432,162	33,500,732	32,886,276	32,669,810	32,320,431
Deposits	30,802,567	30,835,157	30,237,329	30,100,615	29,472,125
Interest-bearing liabilities	19,655,434	19,282,749	18,783,160	18,885,168	19,031,404
Securities sold under customer repurchase agreements	538,162	572,442	547,385	516,999	585,627
Other short-term borrowings	—	53,552	43,720	46,614	91,440
Long-term borrowings	344,225	319,410	261,821	233,373	404,065
Shareholders' equity	$3,509,746	$3,491,914	$3,470,368	$3,400,867	$3,333,114
Shares outstanding	11,519,008	11,763,832	11,971,460	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets (1)	$35,961,670	$35,408,629	$34,954,659	$35,088,566	34,436,437
Investment securities	6,914,513	6,834,362	7,040,674	7,190,545	6,967,921
Loans and leases	25,463,785	25,523,276	24,886,347	24,538,437	23,611,977
Deposits	31,198,093	30,672,460	30,163,537	30,408,884	29,969,245
Securities sold under customer repurchase agreements	508,508	543,936	567,438	499,723	522,207
Other short-term borrowings	—	—	—	75,000	2,551
Long-term borrowings	341,108	348,218	417,798	280,630	224,413
Shareholders' equity	$3,523,309	$3,488,954	$3,499,013	$3,446,886	$3,372,114
Shares outstanding	11,385,405	11,628,405	11,885,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.27%	1.00%	1.33%	1.08%	1.19%
Rate of return on average shareholders' equity (annualized)	12.86	10.17	13.41	11.00	12.20
Net yield on interest-earning assets (taxable equivalent)	3.89	3.82	3.73	3.64	3.57
Allowance for loan and lease losses to total loans and leases:
PCI	1.61	1.51	1.71	1.84	1.75
Non-PCI	0.88	0.86	0.86	0.89	0.92
Total	0.90	0.88	0.88	0.92	0.94
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.53	0.52	0.52	0.54	0.59
Tier 1 risk-based capital ratio	12.69	12.67	13.23	13.06	13.38
Common equity Tier 1 ratio	12.69	12.67	13.23	13.06	13.38
Total risk-based capital ratio	14.02	13.99	14.57	14.43	14.70
Leverage capital ratio	9.80	9.77	10.11	9.99	10.02
Dividend payout ratio	4.14	5.25	3.57	4.50	4.19
Average loans and leases to average deposits	82.84	82.19	81.68	80.41	80.30
(1) We adopted ASC Topic 842 and utilized the effective date method. We did not restate selected financial data for the quarters prior to 2019 presented above.
(2) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

BUSINESS COMBINATIONS
First South Bancorp, Inc.
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 per share was paid to the shareholders of First South Bancorp for each share of common stock totaling approximately $37.5 million. The total consideration assumes the conversion of all First South Bancorp's Series A preferred shares into common stock. The merger will allow FCB to expand its presence and enhance banking efforts in South Carolina. As of March 31, 2019, First South Bancorp reported $236.0 million in consolidated assets, $183.3 million in loans and $206.1 million in deposits.
Entegra Financial Corp.
On April 23, 2019, FCB and Entegra Financial Corp. (Entegra) entered into a definitive merger agreement for the acquisition by FCB of Franklin, North Carolina-based Entegra and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 per share will be paid to the shareholders of Entegra for each share of common stock and for each restricted stock unit after conversion to common stock, and each option to purchase Entegra common stock will be canceled and each option holder will receive a cash payment equal to $30.18 for each share underlying the option minus the applicable exercise price of the option. The total transaction value, including termination fee, is anticipated to be approximately $219.8 million. The transaction is anticipated to close during the second half of 2019, subject to the receipt of regulatory approvals and the approval of Entegra's shareholders. As of March 31, 2019, Entegra reported $1.67 billion in consolidated assets, $1.25 billion in deposits and $1.08 billion in loans.
Biscayne Bancshares, Inc.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (Biscayne Bancshares) and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 per share was paid to the shareholders of Biscayne Bancshares for each share of common stock, totaling approximately $118.9 million. The merger will allow FCB to expand its presence in Florida and enhance banking efforts in South Florida. As of March 31, 2019, Biscayne Bancshares reported $1.02 billion in consolidated assets, $879.9 million in loans and $788.2 million in deposits.
FDIC-Assisted Transactions
As of March 31, 2019, BancShares completed fourteen FDIC-assisted transactions. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of March 31, 2019, shared-loss protection remains for single family residential loans acquired in the amount of $53.9 million.
The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). As of March 31, 2019 and December 31, 2018, the estimated clawback liability was $107.3 million and $105.6 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

Table 2
AVERAGE BALANCE SHEETS

	Three months ended
	March 31, 2019			March 31, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$25,515,988	$291,569	4.62%	$23,666,098	$252,627	4.32%
Investment securities:
U. S. Treasury	1,208,231	6,496	2.18	1,567,388	6,774	1.75
Government agency	286,514	2,309	3.22	14,952	100	2.67
Mortgage-backed securities	5,051,416	28,834	2.28	5,295,273	27,093	2.05
Corporate bonds and other	145,127	1,937	5.34	66,009	1,010	6.12
Marketable equity securities	99,383	282	1.15	109,379	209	0.77
Total investment securities	6,790,671	39,858	2.35	7,053,001	35,186	2.00
Overnight investments	1,125,503	6,397	2.31	1,601,332	5,599	1.42
Total interest-earning assets	33,432,162	$337,824	4.09%	32,320,431	$293,412	3.67%
Cash and due from banks	282,060			299,052
Premises and equipment	1,214,324			1,142,704
Allowance for loan and lease losses	(224,434)			(221,690)
Other real estate owned	47,098			49,568
Other assets	874,675			677,430
Total assets	$35,625,885			$34,267,495

Liabilities
Interest-bearing deposits:
Checking with interest	$5,237,019	$345	0.03%	$5,091,670	$293	0.02%
Savings	2,523,543	206	0.03	2,378,499	171	0.03
Money market accounts	8,168,712	5,172	0.26	8,139,405	1,749	0.09
Time deposits	2,843,773	7,203	1.03	2,340,698	1,543	0.27
Total interest-bearing deposits	18,773,047	12,926	0.28	17,950,272	3,756	0.08
Securities sold under customer repurchase agreements	538,162	459	0.35	585,627	548	0.37
Other short-term borrowings	—	—	—	91,440	886	3.88
Long-term borrowings	344,225	3,067	3.56	404,065	2,974	2.94
Total interest-bearing liabilities	19,655,434	16,452	0.34	19,031,404	8,164	0.17
Noninterest-bearing deposits	12,029,520			11,521,853
Other liabilities	431,185			381,124
Shareholders' equity	3,509,746			3,333,114
Total liabilities and shareholders' equity	$35,625,885			$34,267,495
Interest rate spread			3.75%			3.50%

Net interest income and net yield on interest-earning assets		$321,372	3.89%		$285,248	3.57%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for the three months ended March 31, 2019 and March 31, 2018, respectively. The taxable-equivalent adjustment was $900 and $811 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Table 3
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended March 31, 2019
	Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$16,887	$22,055	$38,942
Investment securities:
U. S. Treasury	(1,552)	1,274	(278)
Government agency	1,813	396	2,209
Mortgage-backed securities	(1,190)	2,931	1,741
Corporate bonds and other	1,211	(284)	927
Marketable equity securities	(19)	92	73
Total investment securities	263	4,409	4,672
Overnight investments	(1,664)	2,462	798
Total interest-earning assets	$15,486	$28,926	$44,412
Liabilities
Interest-bearing deposits:
Checking with interest	$8	$44	$52
Savings	11	24	35
Money market accounts	6	3,417	3,423
Time deposits	332	5,328	5,660
Total interest-bearing deposits	357	8,813	9,170
Securities sold under customer repurchase agreements	(160)	71	(89)
Other short-term borrowings	(886)	—	(886)
Long-term borrowings	(1,139)	1,232	93
Total interest-bearing liabilities	(1,828)	10,116	8,288
Change in net interest income	$17,314	$18,810	$36,124
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable Equivalent Basis)
First Quarter 2019 compared to First Quarter 2018
Net interest income for the first quarter of 2019 totaled $320.5 million, an increase of $36.1 million, or 12.7%, compared to the first quarter of 2018. The taxable-equivalent net interest margin was 3.89% in the first quarter of 2019, an increase of 32 basis points from the same quarter in the prior year. The primary driver for this increase was a $38.9 million, or 30 basis points, increase to interest and fees on loans due to higher average loans outstanding and higher loan yields. This increase was partially offset by a $9.2 million, or 20 basis points increase in interest expense on deposits due to higher balances and rates paid on time deposits and money market accounts.
Average interest earning assets increased by $1.11 billion, compared to the first quarter in 2018. Average loans increased $1.85 billion primarily due to originated loan growth, particularly within the commercial and business and residential loan portfolios, and contributions from the HomeBancorp, Inc. (HomeBancorp), Capital Commerce Bancorp, Inc. (Capital Commerce), and Palmetto Heritage Bancshares, Inc. (Palmetto Heritage) acquisitions. Offsetting this increase was a decline in average overnight investments of $475.8 million and a decline in average investment securities of $262.3 million. The yield on interest-earning assets increased by 42 basis points to 4.09% since the first quarter of 2018. Yields on loans and leases increased by 30 basis points, primarily due to higher yields on commercial loans and equity lines. Yields on our investment securities portfolio and overnight investments increased by 35 basis points and 89 basis points, respectively. Higher yields on mortgage-backed securities and U.S. Treasury securities were the primary drivers to the yield increase on investment securities while the increase in the federal funds rate contributed to the yield increase on overnight investments.
Average interest-bearing liabilities increased $624.0 million compared to the first quarter of 2018. This increase is primarily due to an increase in average interest-bearing deposit balances of $822.8 million driven by organic deposit growth and deposits acquired in the HomeBancorp, Capital Commerce, and Palmetto Heritage acquisitions. Offsetting these increases were declines in average other short-term borrowings of $91.4 million, average long-term borrowings of $59.8 million, and average customer repurchase agreements of $47.5 million. Rates on our interest bearing deposits and long-term borrowings increased by 20 basis points and 62 basis points, respectively.

Provision for Loan and Lease Losses
BancShares recorded a net provision expense for loan and lease losses of $11.8 million for the three months ended March 31, 2019, compared to $7.6 million for the three months ended March 31, 2018. The $4.2 million increase from the prior year quarter was largely driven by higher general reserves related to changes in credit quality, growth within portfolios which are reserved at higher rates and an increase in specific reserves, partially offset by a decline in the provision for PCI loans. Lower PCI provision was driven by positive changes in expected cash flows. Period over period provision amounts for PCI loans can be volatile.
NONINTEREST INCOME
Table 4
NONINTEREST INCOME

	Three months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Cardholder services, net	$16,633	$14,782
Merchant services, net	5,835	6,177
Service charges on deposit accounts	25,065	26,543
Wealth management services	25,001	23,569
Marketable equity securities gains, net	11,328	971
Other service charges and fees	7,422	7,480
Mortgage income	3,658	4,237
Insurance commissions	3,291	3,776
ATM income	1,511	2,171
Gain on extinguishment of debt	—	25,814
Adjustments to FDIC shared-loss receivable	(2,033)	(1,478)
Recoveries of PCI loans previously charged off	3,991	5,693
Other	1,961	2,949
Total noninterest income	$103,663	$122,684
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income traditionally consist of fees and service charges generated from cardholder services and deposit accounts, merchant services, wealth management services, and mortgage lending and servicing. Noninterest income for the period ended March 31, 2019, includes a full three months impact from the HomeBancorp, Capital Commerce, and Palmetto Heritage acquisitions compared to no impact for the period ending March 31, 2018, as the acquisitions were completed after the first quarter of 2018.
Noninterest income for the first quarter of 2019 was $103.7 million, compared to $122.7 million for the same period of 2018, a decrease of $19.0 million, or 15.5%. The most significant components of the change were as follows:

•
Gain on extinguishment of debt was $25.8 million for the first quarter of 2018 and no gains were recognized in the first quarter of 2019. The gain in the first quarter 2018 was primarily due to the extinguishment of eight Federal Home Loan Bank debt obligations totaling $675.0 million.

•	Marketable equity securities gains increased by $10.4 million.

•	Income from cardholder services increased by $1.9 million due to higher transaction volume, as well as cost savings achieved by converting to a new processor.

•	Wealth management services income increased by $1.4 million due to an increase in sales volume.

•	Service charges on deposit accounts and ATM income declined by $2.1 million due to reductions in acquired deposit balances and the temporary suspension of ATM fees at certain acquired locations.

NONINTEREST EXPENSE
Table 5
NONINTEREST EXPENSE

	Three months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Salaries and wages	$132,421	$129,203
Employee benefits	32,535	32,091
Occupancy expense	27,761	27,954
Equipment expense	26,740	24,974
FDIC insurance expense	2,660	5,733
Collection and foreclosure-related expenses	3,022	4,146
Merger-related expenses	1,719	598
Processing fees paid to third parties	7,089	8,196
Telecommunications expense	2,041	2,690
Consultant expense	2,881	3,006
Advertising expense	2,552	2,551
Core deposit intangible amortization	4,247	4,142
Other	21,989	22,779
Total noninterest expense	$267,657	$268,063
The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense. Noninterest expense for the period ended March 31, 2019, includes a full three months impact from the HomeBancorp, Capital Commerce, and Palmetto Heritage acquisitions compared to no impact for the period ending March 31, 2018, as the acquisitions were completed after the first quarter of 2018.
Noninterest expense was $267.7 million in the first quarter of 2019, compared to $268.1 million for the same period in 2018, a decrease of $0.4 million, or by 0.2%. The most significant components of the change were as follows:

•	FDIC insurance expense decreased $3.1 million due to the discontinuation of the Deposit Insurance Fund surcharge on large banks.

•	Collection and foreclosure-related expense decreased $1.1 million primarily due to reductions in the write downs of bank-owned properties.

•
Processing fees paid to third parties decreased by $1.1 million primarily due to cost savings associated with the operational conversion of Guaranty Bank, partially offset by an increase in digital banking costs.

•	Personnel expense increased $3.7 million primarily due to an increase in salaries and wages as a result of merit increases in 2018, as well as increased headcount from recent acquisitions.

•	Equipment expense increased by $1.8 million primarily due to hardware and software asset additions as we continue to invest in technology.
INCOME TAXES
Income tax expense was $33.4 million and $31.2 million for the first quarter of 2019 and first quarter of 2018, representing effective tax rates of 23.1% and 23.8% during the respective periods.
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
Interest-earning assets totaled $33.82 billion and $33.20 billion at March 31, 2019 and December 31, 2018, respectively. The $617.5 million increase was primarily composed of a $589.1 million increase in overnight investments, and an $80.2 million increase in investment securities, partially offset by a $59.5 million decrease in loans and leases.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity and credit risk and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares' objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note C in the Consolidated Financial Statements for additional disclosures regarding investment securities.
The fair value of all investment securities was $6.95 billion at March 31, 2019, an increase of $103.4 million, when compared to December 31, 2018. The increase in the portfolio from December 31, 2018 was attributable to net purchases totaling $40.6 million, primarily consisting of mortgage-backed and government agency securities, and a $62.6 million improvement in the fair market valuation of the investment securities at March 31, 2019.
As of March 31, 2019, investment securities available for sale had a net pre-tax unrealized loss of $21.9 million, compared to a net pre-tax unrealized loss of $50.0 million as of December 31, 2018. After evaluating the available for sale securities with unrealized losses, management concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no other than temporary impairment existed as of March 31, 2019. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes.
At March 31, 2019, mortgage-backed securities represented 74.1% of total investment securities, compared to U.S. Treasury, government agency securities, corporate bonds, other investments and marketable equity securities, which represented 17.2%, 5.0%, 2.0%, 0.1% and 1.6% of the total investment securities, respectively. Overnight investments are with the Federal Reserve Bank and other financial institutions.
Table 6
INVESTMENT SECURITIES

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
U.S. Treasury	$1,196,584	$1,197,042	$1,249,243	$1,247,710
Government agency	351,284	350,527	257,252	256,835
Mortgage-backed securities	2,917,000	2,895,944	2,956,793	2,909,339
Corporate bonds	142,939	142,162	139,906	139,101
Other	3,929	4,125	3,923	4,125
Total investment securities available for sale	4,611,736	4,589,800	4,607,117	4,557,110
Investment in marketable equity securities	79,809	109,884	73,809	92,599
Investment securities held to maturity
Mortgage-backed securities	2,214,829	2,254,924	2,184,653	2,201,502
Total investment securities	$6,906,374	$6,954,608	$6,865,579	$6,851,211
Loans and Leases
Loans and leases were $25.46 billion at March 31, 2019, a net decrease of $59.5 million compared to December 31, 2018, or 0.9% on an annualized basis. This decrease was driven by a $49.2 million decline in the PCI loan portfolio and a $10.3 million net decline in the non-PCI portfolio. The net decline in the non-PCI portfolio was driven in part by reductions in revolving mortgages due to increasing interest rates and changes in tax laws enacted by the Tax Cuts and Jobs Act of 2017, as well as seasonality in the government lending portfolio. These declines were partially offset by sustained growth in commercial construction and land development, commercial mortgage and consumer auto loans.
BancShares reports non-PCI and PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial. Non-PCI loans and leases at March 31, 2019 were $24.91 billion, representing 97.8% of total loans and leases, compared to $24.92 billion or 97.6% at December 31, 2018. PCI loans at March 31, 2019 were $557.4 million, representing 2.2% of total loans and leases, compared to $606.6 million or 2.4% at December 31, 2018.
The discount related to acquired non-PCI loans and leases at March 31, 2019 and December 31, 2018 was $30.1 million and $33.3 million, respectively. The discount related to PCI loans at March 31, 2019 and December 31, 2018 was $89.4 million and $95.5 million, respectively.

Table 7
LOANS AND LEASES

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$804,463	$757,854
Commercial mortgage	10,747,715	10,717,234
Other commercial real estate	427,419	426,985
Commercial and industrial and leases	3,879,575	3,938,730
Other	280,848	296,424
Total commercial loans	16,140,020	16,137,227
Noncommercial:
Residential mortgage	4,303,137	4,265,687
Revolving mortgage	2,469,898	2,542,975
Construction and land development	258,959	257,030
Consumer	1,734,415	1,713,781
Total noncommercial loans	8,766,409	8,779,473
Total non-PCI loans and leases	$24,906,429	$24,916,700
PCI loans:
Total PCI loans	557,356	606,576
Total loans and leases	25,463,785	25,523,276
Less allowance for loan and lease losses	(228,775)	(223,712)
Net loans and leases	$25,235,010	$25,299,564
ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
The allowance for loan and lease losses was $228.8 million at March 31, 2019, representing an increase of $5.1 million since December 31, 2018. The ALLL as a percentage of total loans and leases was 0.90% at March 31, 2019, compared to 0.88% December 31, 2018.
At March 31, 2019, the ALLL allocated to total non-PCI loans and leases was $219.8 million, or 0.88% of non-PCI loans and leases, compared to $214.6 million, or 0.86%, at December 31, 2018. The increase from December 31, 2018 is largely due to loan growth within portfolios which are reserved at higher rates, changes in credit quality, and increases in specific reserves.
At March 31, 2019, the ALLL for PCI loans totaled $9.0 million compared to $9.1 million at December 31, 2018. The decrease was primarily due to continued PCI loan portfolio run-off, offset by updated cash flow estimates.
On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.11% for the first quarter of 2019 and the first quarter of 2018. Net charge-offs for non-PCI loans and leases were $6.7 million during the first quarter of 2019, compared to $6.3 million during the first quarter of 2018.

Table 8
ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three months ended March 31

(Dollars in thousands)	2019	2018
Allowance for loan and lease losses at beginning of period	$223,712	$221,893
Non-PCI provision for loan and lease losses	11,914	5,251
PCI (credit) provision for loan losses	(164)	2,354
Non-PCI Charge-offs:
Commercial:
Construction and land development	(44)	—
Commercial mortgage	(761)	(46)
Other commercial real estate	—	—
Commercial and industrial and leases	(1,858)	(2,329)
Other	—	(3)
Total commercial	(2,663)	(2,378)
Noncommercial:
Residential mortgage	(166)	(806)
Revolving mortgage	(963)	(992)
Construction and land development	—	(182)
Consumer	(6,362)	(5,255)
Total noncommercial	(7,491)	(7,235)
Total non-PCI charge-offs	(10,154)	(9,613)
Non-PCI Recoveries:
Commercial:
Construction and land development	131	23
Commercial mortgage	220	239
Other commercial real estate	1	145
Commercial and industrial and leases	538	1,260
Other	444	42
Total commercial	1,334	1,709
Noncommercial:
Residential mortgage	173	77
Revolving mortgage	387	194
Construction and land development	—	26
Consumer	1,573	1,309
Total noncommercial	2,133	1,606
Total non-PCI recoveries	3,467	3,315
Non-PCI loans and leases charged off, net	(6,687)	(6,298)
PCI loans charged off, net	—	(84)
Allowance for loan and lease losses at end of period	$228,775	$223,116
Reserve for unfunded commitments	$1,052	$1,116

Table 9
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

	Three months ended March 31

(Dollars in thousands)	2019	2018
Average loans and leases:
PCI	$579,080	$733,830
Non-PCI	24,936,898	22,932,268
Loans and leases at period-end:
PCI	557,356	703,837
Non-PCI	24,906,429	22,908,140
Allowance for loan and lease losses allocated to loans and leases:
PCI	8,980	12,296
Non-PCI	219,795	210,820
Total	$228,775	$223,116
Net charge-offs (annualized) to average loans and leases:
PCI	—%	0.05%
Non-PCI	0.11	0.11
Total	0.11	0.11
ALLL to total loans and leases:
PCI	1.61	1.75
Non-PCI	0.88	0.92
Total	0.90	0.94
NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (OREO). At March 31, 2019, BancShares’ nonperforming assets were $133.9 million, unchanged from December 31, 2018.
Nonaccrual loans and leases at March 31, 2019 were $90.6 million reflecting an increase of $4.8 million since December 31, 2018. The increase is primarily due to new nonaccrual loans within the commercial mortgage portfolio. At March 31, 2019, OREO totaled $43.3 million, representing a decline of $4.7 million since December 31, 2018 as sales and write-downs of assets outpaced additions.
Table 10
NONPERFORMING ASSETS

	2019	2018
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$88,958	$84,546	$85,419	$85,055	$89,260
PCI	1,667	1,276	1,530	1,570	1,580
Other real estate owned	43,306	48,030	43,601	46,633	48,089
Total nonperforming assets	$133,931	$133,852	$130,550	$133,258	$138,929

Accruing loans and leases 90 days or more past due
Non-PCI	$3,493	$2,888	$2,640	$3,179	$3,030
PCI	33,981	37,020	38,073	41,266	48,229

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.53%	0.52%	0.52%	0.54%	0.59%

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
Table 11
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	March 31, 2019	December 31, 2018
Accruing TDRs:
Non-PCI	$105,872	$108,992
PCI	17,839	18,101
Total accruing TDRs	123,711	127,093
Nonaccruing TDRs:
Non-PCI	29,724	28,918
PCI	82	119
Total nonaccruing TDRs	29,806	29,037
All TDRs:
Non-PCI	135,596	137,910
PCI	17,921	18,220
Total TDRs	$153,517	$156,130
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, federal funds purchased, FHLB borrowings, subordinated debentures, and other borrowings. Interest-bearing liabilities were $19.67 billion at March 31, 2019, compared to $19.68 billion at December 31, 2018. The $11.1 million decrease was due to decreases in customer repurchase agreements and subordinated debentures of $35.4 million and $4.2 million, respectively, partially offset by an increase in interest-bearing deposits of $31.4 million.
Deposits
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
At March 31, 2019, total deposits were $31.20 billion, an increase of $525.6 million, representing annualized growth of 6.9% when compared to December 31, 2018. This increase was the result of organic growth in demand, interest checking and time deposit accounts, partially offset by declines in money market accounts. Demand and interest checking deposits increased $590.8 million due to both seasonal fluctuations in commercial demand deposits and a continued focus by branch associates on core deposit growth.

Table 12
DEPOSITS

	March 31, 2019	December 31, 2018
Demand	$12,376,913	$11,882,670
Checking with interest	5,435,101	5,338,511
Money market	7,940,984	8,194,818
Savings	2,550,070	2,499,750
Time	2,895,025	2,756,711
Total deposits	$31,198,093	$30,672,460
Borrowings
At March 31, 2019, total borrowings were $849.6 million compared to $892.2 million at December 31, 2018. The $42.6 million decrease from December 31, 2018 was primarily a result of a decrease in customer repurchase agreements of $35.4 million and a decrease in subordinated debentures of $4.2 million.
BancShares owns three special purpose entities – FCB/NC Capital Trust III, FCB/SC Capital Trust II and SCB Capital Trust I (the Trusts). Long-term borrowings included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts. BancShares had the following issues of trust preferred securities and subordinated debentures owed to the Trusts:
Table 13
TRUST PREFERRED SECURITIES AND SUBORDINATED DEBENTURES

	March 31, 2019		December 31, 2018		Maturity Date
(Dollars in thousands)	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trusts
FCB/NC Capital Trust III	$88,145	$85,500	$88,145	$85,500	June 30, 2036
FCB/SC Capital Trust II	19,588	19,000	19,588	19,000	June 15, 2034
SCB Capital Trust I	10,310	10,000	10,310	10,000	April 7, 2034
	$118,043	$114,500	$118,043	$114,500
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Table 14 shows activities that caused the change in outstanding Class A common stock over the past five quarters.
Table 14
CHANGES IN CLASS A COMMON STOCK OUTSTANDING

	2019	2018
	First	Fourth	Third	Second	First
(in thousands)	Quarter	Quarter(1)	Quarter	Quarter	Quarter
Shares outstanding at beginning of period	10,623	10,880	11,005	11,005	11,005
Repurchases	(243)	(257)	(125)	—	—
Shares outstanding at end of period	10,380	10,623	10,880	11,005	11,005
[1]182,000 shares repurchased under the current Board authority and 75,000 shares repurchased under the previous Board authority.
We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.
In accordance with accounting principles generally accepted in the United States of America (GAAP), the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive loss within shareholders' equity. These amounts are excluded from shareholders' equity in the calculation of our capital ratios under current regulatory guidelines.

Table 15
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	March 31, 2019		December 31, 2018
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,472,242	12.69%	$3,463,307	12.67%
Common equity Tier 1	6.50	3,472,242	12.69	3,463,307	12.67
Total risk-based capital	10.00	3,836,569	14.02	3,826,626	13.99
Tier 1 leverage ratio	5.00	3,472,242	9.80	3,463,307	9.77

FCB
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,371,323	12.36%	$3,315,742	12.17%
Common equity Tier 1	6.50	3,371,323	12.36	3,315,742	12.17
Total risk-based capital	10.00	3,631,150	13.32	3,574,561	13.12
Tier 1 leverage ratio	5.00	3,371,323	9.56	3,315,742	9.39
As of March 31, 2019, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. BancShares had no trust preferred capital securities included in Tier 1 capital at March 31, 2019 and December 31, 2018 under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
The capital conservation buffer introduced under Basel III became fully phased in at January 1, 2019 at 2.50%. BancShares and FCB had capital conservation buffers of 6.02% and 5.32%, respectively, at March 31, 2019. These buffers exceeded the 2.50% requirement and, therefore, result in no limit on distributions.
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
The Board Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, strategic and reputational risks; review, approve, and monitor adherence to the risk appetite and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Risk Management Framework and Risk Appetite Framework. The Board Risk Committee also reviews: reports of examination by and communications from regulatory agencies; the results of internal and third party testing and qualitative and quantitative assessments related to risk management; and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee monitors management's response to certain risk-related regulatory and audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, information security and other areas of joint responsibility.
In combination with other risk management and monitoring practices, enterprise-wide stress testing activities are part of the Risk Management Framework and conducted within a defined framework. Stress tests are performed for various risks to ensure the financial institution can support continued operations during stressed periods.

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
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCI or non-PCI, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL that accounts for losses that are inherent in the loan and lease portfolio.
Interest rate risk management
Interest rate risk (IRR) results principally from: assets and liabilities maturing or repricing at different points in time, assets and liabilities repricing at the same point in time but in different amounts, and short-term and long-term interest rates changing in different magnitudes.
We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. IRR scenarios modeled, include, but are not limited to, immediate, parallel rate shocks, interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates. Despite recent increases in market interest rates, the overall rate on interest-bearing deposits remains relatively low and, as such, it is unlikely that these rates can decline materially from current levels. Additionally, our projections incorporate an internal rate outlook and assumptions of customer migration from low rate deposit instruments to intermediate term fixed rate instruments as rates rise.
Table 16 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of March 31, 2019 and December 31, 2018.
Table 16
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	March 31, 2019	December 31, 2018
-100	(10.67)%	(10.67)%
+100	3.05	2.38
+200	3.85	1.66
Net interest income sensitivity metrics at March 31, 2019 compared to December 31, 2018 were primarily affected by a reduction in the forecast for both the number of offerings and promotional rates paid on time deposits.
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
Table 17 table presents the EVE profile as of March 31, 2019 and December 31, 2018.
Table 17
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	March 31, 2019	December 31, 2018
-100	(18.08)%	(15.14)%
+100	5.45	3.34
+200	5.14	1.40

The economic value of equity metrics at March 31, 2019 compared to December 31, 2018 were primarily affected by strong growth in non-maturity deposits coupled with a sharp decline in market discount rates resulting in higher valuations.
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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $4.21 billion at March 31, 2019 compared to $3.11 billion at December 31, 2018. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $189.7 million as of March 31, 2019, and we had sufficient collateral pledged to secure $6.18 billion of additional borrowings. Also, at March 31, 2019, $2.93 billion in non-PCI loans with a lendable collateral value of $2.23 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines which had $690.0 million of available capacity at March 31, 2019.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our Critical Accounting Estimates as described in our 2018 Annual Report on Form 10‑K.
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
Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the acquisitions, the risks discussed in Part II, Item 1A. Risk Factors and other developments or changes in our business that we do not expect.
Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2019, BancShares’ market risk profile has not changed significantly from December 31, 2018 and discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
No changes in BancShares' internal control over financial reporting occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from risk factors described in our annual Form 10-K for the year ended December 31, 2018. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning BancShares' repurchases of outstanding common stock during the three month period ended March 31, 2019, is included in the following table:

Shares of Class A common stock purchased by BancShares during the period ended March 31, 2019
Class A common stock	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Purchases from January 1, 2019 to January 31, 2019	71,100	$400.28	71,100	546,900
Purchases from February 1, 2019 to February 28, 2019	58,300	426.36	58,300	488,600
Purchases from March 1, 2019 to March 31, 2019	113,600	417.49	113,600	375,000
Total	243,000	$414.58	243,000	375,000
Subsequent to quarter-end and through May 6, 2019, BancShares repurchased an additional 63,400 shares of Class A common stock for approximately $27.4 million at an average cost per share of $432.78.

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

Date:	May 8, 2019		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer