Form 10-Q
period 2019-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2019-08-06
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or
 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-16715
____________________________________________________
First Citizens BancShares Inc /DE/
(Exact name of Registrant as specified in its charter)
____________________________________________________

Delaware			56-1528994
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4300 Six Forks Road	Raleigh	North Carolina	27609
(Address of principle executive offices)			(Zip code)

		(919)	716-7000
(Registrant’s telephone number, including area code)
____________________________________________________
Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—10,105,120 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of August 2, 2019)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$284,147	$327,440
Overnight investments	1,640,264	797,406
Investment in marketable equity securities (cost of $80,542 at June 30, 2019 and $73,809 at December 31, 2018)	111,489	92,599
Investment securities available for sale (cost of $4,362,725 at June 30, 2019 and $4,607,117 at December 31, 2018)	4,366,041	4,557,110
Investment securities held to maturity (fair value of $2,285,283 at June 30, 2019 and $2,201,502 at December 31, 2018)	2,218,048	2,184,653
Loans held for sale	52,837	45,505
Loans and leases	26,728,237	25,523,276
Allowance for loan and lease losses	(226,583)	(223,712)
Net loans and leases	26,501,654	25,299,564
Premises and equipment	1,213,296	1,204,179
Other real estate owned	46,236	48,030
Income earned not collected	115,303	109,903
Goodwill	296,764	236,347
Other intangible assets	69,575	72,298
Other assets	739,440	433,595
Total assets	$37,655,094	$35,408,629
Liabilities
Deposits:
Noninterest-bearing	$12,950,394	$11,882,670
Interest-bearing	19,769,277	18,789,790
Total deposits	32,719,671	30,672,460
Securities sold under customer repurchase agreements	544,527	543,936
Federal Home Loan Bank borrowings	197,131	193,556
Subordinated debentures	154,277	140,741
Other borrowings	18,446	13,921
FDIC shared-loss payable	108,892	105,618
Other liabilities	337,537	249,443
Total liabilities	34,080,481	31,919,675
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 10,174,720 and 10,623,220 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	10,175	10,623
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2019 and December 31, 2018)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018)	—	—
Surplus	303,880	493,962
Retained earnings	3,440,284	3,218,551
Accumulated other comprehensive loss	(180,731)	(235,187)
Total shareholders’ equity	3,574,613	3,488,954
Total liabilities and shareholders’ equity	$37,655,094	$35,408,629

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2019	2018	2019	2018
Interest income
Loans and leases	$303,233	$261,086	$594,155	$513,068
Investment securities interest and dividend income	40,209	37,179	79,821	72,199
Overnight investments	7,279	5,612	13,669	11,211
Total interest income	350,721	303,877	687,645	596,478
Interest expense
Deposits	19,158	4,521	32,084	8,277
Securities sold under customer repurchase agreements	515	373	974	777
Federal Home Loan Bank borrowings	1,586	852	2,871	3,236
Subordinated debentures	1,952	1,653	3,624	3,094
Other borrowings	162	259	272	438
Total interest expense	23,373	7,658	39,825	15,822
Net interest income	327,348	296,219	647,820	580,656
Provision for loan and lease losses	5,198	8,438	16,948	16,043
Net interest income after provision for loan and lease losses	322,150	287,781	630,872	564,613
Noninterest income
Cardholder services, net	18,479	14,925	35,112	29,707
Merchant services, net	6,455	6,478	12,290	12,655
Service charges on deposit accounts	25,790	25,952	50,855	52,495
Wealth management services	24,573	25,515	49,574	49,084
Securities gains, net	5,719	—	5,719	—
Marketable equity securities gains, net	3,144	4,440	14,472	5,411
Other service charges and fees	8,164	7,756	15,586	15,236
Mortgage income	5,038	4,703	8,696	8,940
Insurance commissions	2,854	2,940	6,145	6,716
ATM income	1,625	2,217	3,136	4,388
Gain on extinguishment of debt	—	—	—	25,814
Other	5,034	6,001	8,953	13,165
Total noninterest income	106,875	100,927	210,538	223,611
Noninterest expense
Salaries and wages	136,526	129,841	268,947	259,044
Employee benefits	30,197	29,715	62,732	61,806
Occupancy expense	26,886	26,100	54,647	54,054
Equipment expense	28,489	25,167	55,229	50,141
Processing fees paid to third parties	6,641	7,890	13,730	16,086
FDIC insurance expense	2,757	5,492	5,417	11,225
Collection and foreclosure-related expenses	3,659	3,974	6,681	8,120
Merger-related expenses	4,084	2,412	5,803	3,010
Other	34,158	35,402	67,868	70,570
Total noninterest expense	273,397	265,993	541,054	534,056
Income before income taxes	155,628	122,715	300,356	254,168
Income taxes	36,269	29,424	69,638	60,646
Net income	$119,359	$93,291	$230,718	$193,522
Weighted average shares outstanding	11,286,520	12,010,405	11,402,122	12,010,405
Net income per share	$10.56	$7.77	$20.23	$16.11

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2019	2018	2019	2018
Net income	$119,359	$93,291	$230,718	$193,522
Other comprehensive income (loss)
Unrealized gains on securities available for sale:
Change in unrealized gains on securities available for sale arising during period	30,971	82,789	59,042	4,154
Tax effect	(7,123)	(19,042)	(13,579)	(954)
Reclassification adjustment for gains included in income before income taxes	(5,719)	—	(5,719)	—
Tax effect	1,315	—	1,315	—
Total change in unrealized gains on securities available for sale, net of tax	19,444	63,747	41,059	3,200
Unrealized losses on securities available for sale transferred to held to maturity:
Unrealized losses on securities available for sale transferred to held to maturity	—	(109,507)	—	(109,507)
Tax effect	—	25,186	—	25,186
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	5,947	4,473	11,909	4,473
Tax effect	(1,368)	(1,028)	(2,739)	(1,028)
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	4,579	(80,876)	9,170	(80,876)
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,735	3,654	5,490	6,991
Tax effect	(629)	(840)	(1,263)	(1,608)
Total change in pension obligation, net of tax	2,106	2,814	4,227	5,383
Other comprehensive income (loss)	26,129	(14,315)	54,456	(72,293)
Total comprehensive income	$145,488	$78,976	$285,174	$121,229

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended June 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2018	$11,005	$1,005	$658,918	$2,931,509	$(230,323)	$3,372,114
Net income	—	—	—	93,291	—	93,291
Other comprehensive loss, net of tax	—	—	—	—	(14,315)	(14,315)
Cash dividends declared ($0.35 per share)
Class A common stock	—	—	—	(3,852)	—	(3,852)
Class B common stock	—	—	—	(352)	—	(352)
Balance at June 30, 2018	$11,005	$1,005	$658,918	$3,020,596	$(244,638)	$3,446,886

Balance at March 31, 2019	$10,380	$1,005	$393,449	$3,325,335	$(206,860)	$3,523,309
Net income	—	—	—	119,359	—	119,359
Other comprehensive income, net of tax	—	—	—	—	26,129	26,129
Repurchase of 205,500 shares of Class A common stock	(205)	—	(89,569)	—	—	(89,774)
Cash dividends declared ($0.40 per share)
Class A common stock	—	—	—	(4,008)	—	(4,008)
Class B common stock	—	—	—	(402)	—	(402)
Balance at June 30, 2019	$10,175	$1,005	$303,880	$3,440,284	$(180,731)	$3,574,613

	Six months ended June 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	$11,005	$1,005	$658,918	$2,785,430	$(122,294)	$3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,715	(18,715)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	193,522	—	193,522
Other comprehensive loss, net of tax	—	—	—	—	(72,293)	(72,293)
Cash dividends declared ($0.70 per share)
Class A common stock	—	—	—	(7,703)	—	(7,703)
Class B common stock	—	—	—	(704)	—	(704)
Balance at June 30, 2018	$11,005	$1,005	$658,918	$3,020,596	$(244,638)	$3,446,886

Balance at December 31, 2018	$10,623	$1,005	$493,962	$3,218,551	$(235,187)	$3,488,954
Net income	—	—	—	230,718	—	230,718
Other comprehensive income, net of tax	—	—	—	—	54,456	54,456
Repurchase of 448,500 shares of Class A common stock	(448)	—	(190,082)	—	—	(190,530)
Cash dividends declared ($0.80 per share)
Class A common stock	—	—	—	(8,181)	—	(8,181)
Class B common stock	—	—	—	(804)	—	(804)
Balance at June 30, 2019	$10,175	$1,005	$303,880	$3,440,284	$(180,731)	$3,574,613
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230,718	$193,522
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	16,948	16,043
Deferred tax expense (benefit)	5,126	(2,835)
Net change in current taxes	(23,826)	(16,609)
Depreciation	50,574	47,343
Net increase (decrease) in accrued interest payable	10,485	(2,043)
Net increase in income earned not collected	(1,747)	(1,601)
Securities gains, net	(5,719)	—
Marketable equity securities gains, net	(14,472)	(5,411)
Gain on extinguishment of debt	—	(25,814)
Origination of loans held for sale	(328,481)	(304,580)
Proceeds from sale of loans held for sale	326,640	302,766
Gain on sale of loans held for sale	(6,096)	(5,610)
Gain on sale of portfolio loans	(299)	—
Net write-downs/losses on other real estate	1,417	2,698
Losses on premises and equipment	716	991
Net accretion of premiums and discounts	(19,765)	(17,240)
Amortization of intangible assets	12,019	11,562
Net change in FDIC payable for shared-loss agreements	3,274	2,145
Net change in mortgage servicing rights	(2,283)	(2,630)
Net change in other assets	(13,091)	313,265
Net change in other liabilities	(22,373)	14,998
Net cash provided by operating activities	219,765	520,960
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(168,572)	(360,764)
Purchases of investment securities available for sale	(1,553,876)	(920,357)
Purchases of investment securities held to maturity	(183,288)	—
Purchases of marketable equity securities	(14,108)	(2,818)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	190,644	78,384
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,061,895	797,739
Proceeds from sales of investment securities available for sale	610,787	119,273
Proceeds from sales of marketable equity securities	10,694	8,493
Net (increase) decrease in overnight investments	(840,371)	175,009
Proceeds from sales of portfolio loans	24,247	—
Proceeds from sales of other real estate	11,884	15,769
Proceeds from sales of premises and equipment	75	198
Purchases of premises and equipment	(54,873)	(60,594)
Business acquisitions, net of cash acquired	(73,792)	(106,298)
Net cash used in investing activities	(978,654)	(255,966)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	291,930	(181,889)
Net increase in demand and other interest-bearing deposits	762,021	704,909
Net decrease in short-term borrowings	(109,109)	(201,303)
Repayment of long-term obligations	(33,008)	(653,929)
Repurchase of common stock	(186,995)	—
Cash dividends paid	(9,243)	(8,407)
Net cash provided by (used in) financing activities	715,596	(340,619)
Change in cash and due from banks	(43,293)	(75,625)
Cash and due from banks at beginning of period	327,440	336,150
Cash and due from banks at end of period	$284,147	$260,525
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$5,710	$11,868
Dividends declared but not paid	4,410	4,204
Unsettled maturities of investment securities	150,122	—
Unsettled purchases of investment securities	1,126	—
Reclassification of portfolio loans to loans held for sale	23,948	—
Reclassification of loans held for sale to portfolio	605	—
Transfers of premises and equipment to other real estate	2,184	—
Transfer of investment securities available for sale to held to maturity	—	2,486,761
Unsettled common stock repurchases	3,535	—
Initial recognition of operating lease assets	70,652	—
Initial recognition of operating lease liabilities	71,793	—
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. The estimates that BancShares considers significant are the allowance for loan and lease losses, fair value measurements, Federal Deposit Insurance Corporation (FDIC) shared-loss payable, pension plan assumptions, goodwill and other intangible assets, and income taxes.
Share Repurchases
In October 2018, BancShares' Board of Directors (Board) authorized the repurchase of up to 800,000 of BancShares' Class A common stock for the period November 1, 2018 through October 31, 2019. The authorization does not obligate BancShares to repurchase any particular amount of shares, and repurchases may be suspended or discontinued at any time. During the second quarter of 2019, BancShares repurchased 205,500 shares of Class A common stock for $89.8 million at an average cost per share of $436.81. During the first six months of 2019, BancShares repurchased a total of 448,500 shares of Class A common stock for $190.5 million at an average cost per share of $424.77. As of June 30, 2019, a total of 630,500 shares have been repurchased under the current Board authority. There were no share repurchases made during the comparable periods in 2018.
In April 2019, the Board authorized the repurchase of up to 800,000 of BancShares' Class A common stock for the period July 1, 2019 through June 30, 2020. This authorization was effective July 1, 2019 and supersedes the authorization approved in October 2018. Under this authorization and subsequent to quarter-end through August 2, 2019, BancShares repurchased an additional 69,600 shares of Class A common stock for $31.7 million at an average cost per share of $455.94.
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
The adoption of the new standard had an impact on our Consolidated Balance Sheet as of January 1, 2019, with the recording of operating Right-of-Use (ROU) assets and operating lease liabilities of $70.7 million and $71.8 million, respectively. The operating lease liability includes a $1.1 million fair value adjustment for leases assumed in the acquisition of HomeBancorp, Inc. (HomeBancorp). In addition, at the adoption date we had finance lease ROU assets and finance lease liabilities, previously classified as capital leases, of $9.1 million and $8.3 million, respectively.  The Company did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. The Company has no related party lease agreements.  This ASU did not have a material impact on our Consolidated Statements of Income. See Note N in the Consolidated Financial Statements for additional disclosures.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. BancShares adopted this standard effective July 1, 2019 on a prospective basis. BancShares is currently evaluating the impact of this ASU adoption, but does not anticipate a material impact on our Consolidated Financial Statements.
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
For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. A cross-functional team co-led by Corporate Finance and Risk Management is in place to implement the new standard. We have completed preliminary current expected credit losses (CECL) accounting interpretations, and continue to refine and test our models, estimation techniques, data, operational processes and controls to be used in preparing CECL loss estimates. During the remainder of 2019, we expect to address any gaps in our interpretations, including review of subsequent ASUs announced by the FASB regarding Topic 326, methodology, data and operational processes based upon our reviews and tests. BancShares continues to evaluate the impact of this standard on its consolidated financial statements but the magnitude of this impact has not been determined. The final impact will be dependent on, among other items, loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts in place at that time.
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
NOTE B - BUSINESS COMBINATIONS
Entegra Financial Corp.
On April 23, 2019, FCB and Entegra Financial Corp. (Entegra) entered into a definitive merger agreement for the acquisition by FCB of Franklin, North Carolina-based Entegra and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 per share will be paid to the shareholders of Entegra for each share of common stock and for each restricted stock unit after conversion to common stock, and each option to purchase Entegra common stock will be canceled and each option holder will receive a cash payment.The total transaction value is estimated to be approximately $219.8 million. The transaction is anticipated to close during the fourth quarter of 2019, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. As of June 30, 2019, Entegra reported $1.66 billion in consolidated assets, $1.25 billion in deposits and $1.09 billion in loans.
First South Bancorp, Inc.
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp, Inc. (First South Bancorp) and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 per share was paid to the shareholders of First South Bancorp for each share of common stock, totaling approximately $37.5 million. The merger allows FCB to expand its presence in South Carolina.

The First South Bancorp transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.
The fair value of the assets acquired was $239.2 million, including $162.8 million in non-purchased credit impaired (non-PCI) loans, $16.4 million in purchased credit impaired (PCI) loans and $2.3 million in a core deposit intangible. Liabilities assumed were $215.6 million, of which $207.6 million were deposits. As a result of the transaction, FCB recorded $13.9 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill was deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.
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
The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values:

(Dollars in thousands)	As recorded by FCB
Purchase price		$37,486
Assets
Cash and due from banks	$4,633
Overnight investments	3,188
Investment securities	23,512
Loans	179,243
Premises and equipment	4,944
Other real estate owned	1,567
Income earned not collected	604
Intangible assets	2,268
Other assets	19,192
Total assets acquired	239,151
Liabilities
Deposits	207,556
Borrowings	5,155
Other liabilities	2,850
Total liabilities assumed	$215,561
Fair value of net assets acquired		23,590
Goodwill recorded for First South Bancorp		$13,896

Merger-related expenses of $1.2 million and $1.4 million were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively. Loan-related interest income generated from First South Bancorp was approximately $1.7 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.
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
The Biscayne Bancshares transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available.
The fair value of the assets acquired was $1.03 billion, including $850.4 million in non-purchased credit impaired (non-PCI) loans, $13.0 million in purchased credit impaired (PCI) loans and $4.7 million in a core deposit intangible. Liabilities assumed were $956.8 million, of which $786.5 million were deposits. As a result of the transaction, FCB recorded $46.5 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies that are expected to result from the acquisition. None of the goodwill was deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.

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
The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values:

(Dollars in thousands)	As recorded by FCB
Purchase price		$118,949
Assets
Cash and due from banks	$78,010
Overnight investments	306
Investment securities held to maturity	34,539
Loans	863,384
Premises and equipment	1,533
Other real estate owned	2,046
Income earned not collected	3,049
Intangible assets	4,745
Other assets	41,572
Total assets acquired	1,029,184
Liabilities
Deposits	786,512
Borrowings	157,415
Other liabilities	12,829
Total liabilities assumed	$956,756
Fair value of net assets acquired		72,428
Goodwill recorded for Biscayne Bancshares		$46,521

Merger-related expenses of $2.2 million and $3.0 million were recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively. Loan-related interest income generated from Biscayne Bancshares was approximately $11.5 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$946,859	$1,625	$82	$948,402
Government agency	533,269	1,724	189	534,804
Mortgage-backed securities	2,734,696	7,420	8,418	2,733,698
Corporate bonds	147,901	1,591	355	149,137
Total investment securities available for sale	4,362,725	12,360	9,044	4,366,041
Investment in marketable equity securities	80,542	31,163	216	111,489
Investment securities held to maturity
Mortgage-backed securities	2,182,500	67,235	—	2,249,735
Other	35,548	—	—	35,548
Total investment securities held to maturity	2,218,048	67,235	—	2,285,283
Total investment securities	$6,661,315	$110,758	$9,260	$6,762,813

	December 31, 2018
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,249,243	$633	$2,166	$1,247,710
Government agency	257,252	222	639	256,835
Mortgage-backed securities	2,956,793	5,309	52,763	2,909,339
Corporate bonds	143,829	261	864	143,226
Total investment securities available for sale	4,607,117	6,425	56,432	4,557,110
Investment in marketable equity securities	73,809	19,010	220	92,599
Investment securities held to maturity
Mortgage-backed securities	2,184,653	17,339	490	2,201,502
Total investment securities	$6,865,579	$42,774	$57,142	$6,851,211

Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the United States Small Business Administration. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other available for sale investments include trust preferred securities of financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions, acquired in the Biscayne Bancshares acquisition. BancShares also holds approximately 298,000 shares of Visa Class B common stock. BancShares' Visa Class B shares are not considered to have a readily determinable fair value and are included in the Consolidated Balance Sheet with no fair value.

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

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$897,407	$898,632	$1,049,253	$1,047,380
One through five years	54,935	55,320	205,526	205,805
Five through 10 years	138,484	139,462	134,370	133,626
Over 10 years	3,934	4,125	3,923	4,125
Government agency	533,269	534,804	257,252	256,835
Mortgage-backed securities	2,734,696	2,733,698	2,956,793	2,909,339
Total investment securities available for sale	$4,362,725	$4,366,041	$4,607,117	$4,557,110
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	34,550	34,550	—	—
One through five years	998	998	—	—
Mortgage-backed securities	2,182,500	2,249,735	2,184,653	2,201,502
Total investment securities held to maturity	$2,218,048	$2,285,283	$2,184,653	$2,201,502

There were gross gains of $5.7 million on sales of investment securities available for sale for the three and six months ended June 30, 2019. There were no gross losses on sales of investment securities available for sale during this period. There were no gross gains or losses on sales of investment securities available for sale for the six months ended June 30, 2018.
The following table provides the realized and unrealized gains on marketable equity securities for the three and six months ended June 30, 2019:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Marketable equity securities gains, net	$3,144	$4,440	$14,472	$5,411
Less net gains recognized on marketable equity securities sold	2,271	139	2,315	235
Unrealized gains recognized on marketable equity securities held	$873	$4,301	$12,157	$5,176

The following table provides information regarding securities with unrealized losses as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$—	$—	$150,248	$82	$150,248	$82
Government agency	39,456	25	58,879	164	98,335	189
Mortgage-backed securities	109,521	288	1,448,894	8,130	1,558,415	8,418
Corporate bonds	31,090	222	7,560	133	38,650	355
Total	$180,067	$535	$1,665,581	$8,509	$1,845,648	$9,044

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$248,983	$113	$848,622	$2,053	$1,097,605	$2,166
Government agency	115,273	601	2,310	38	117,583	639
Mortgage-backed securities	262,204	2,387	1,940,695	50,376	2,202,899	52,763
Corporate bonds	79,066	842	5,000	22	84,066	864
Total	$705,526	$3,943	$2,796,627	$52,489	$3,502,153	$56,432
Investment securities held to maturity
Mortgage-backed securities	$5,111	$181	$10,131	$309	$15,242	$490

As of June 30, 2019, there were 200 investment securities available for sale that had continuous losses for more than 12 months of which 197 were government sponsored enterprise-issued mortgage-backed securities or government agency securities, one was a U.S. Treasury security and two were corporate bonds.
None of the unrealized losses identified as of June 30, 2019 or December 31, 2018 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the debt securities were purchased. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Debt securities having an aggregate carrying value of $3.75 billion at June 30, 2019 and $4.03 billion at December 31, 2018 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
NOTE D - LOANS AND LEASES
BancShares' accounting methods for loans and leases differ depending on whether they are non-purchased credit impaired (Non-PCI) or purchased credit impaired (PCI). Loans that were originated by FCB, as well as loans that are performing under their contractual obligations at acquisition, are classified as Non-PCI. Loans that reflect credit deterioration since origination, such that it is probable at acquisition that FCB will be unable to collect all contractually required payments, are classified as PCI. Additionally, at the date of acquisition, all acquired loans are recorded at fair value with no corresponding allowance for loan and lease losses.

Loans and leases outstanding included the following at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$719,534	$757,854
Commercial mortgage	11,336,684	10,717,234
Other commercial real estate	506,760	426,985
Commercial and industrial and leases	3,980,504	3,938,730
Other	301,346	296,424
Total commercial loans	16,844,828	16,137,227
Noncommercial:
Residential mortgage	4,790,636	4,265,687
Revolving mortgage	2,470,653	2,542,975
Construction and land development	315,071	257,030
Consumer	1,755,602	1,713,781
Total noncommercial loans	9,331,962	8,779,473
Total non-PCI loans and leases	26,176,790	24,916,700
PCI loans:
Total PCI loans	551,447	606,576
Total loans and leases	$26,728,237	$25,523,276

At June 30, 2019, $9.16 billion in non-PCI loans with a lendable collateral value of $6.45 billion were used to secure $183.7 million in Federal Home Loan Bank (FHLB) of Atlanta advances and $13.5 million in FHLB of Chicago advances, resulting in additional borrowing capacity of $6.26 billion. At December 31, 2018, $9.12 billion in non-PCI loans with a lendable collateral value of $6.36 billion were used to secure $175.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.18 billion.
At June 30, 2019, $2.73 billion in non-PCI loans with a lendable collateral value of $2.09 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). At December 31, 2018, $2.94 billion in non-PCI loans with a lendable collateral value of $2.19 billion were used to secure additional borrowing capacity at the FRB.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value. Since December 31, 2018, $23.9 million in portfolio loans were transfered to held for sale and subsequently sold. Loans held for sale totaled $52.8 million and $45.5 million at June 30, 2019 and December 31, 2018, respectively.
Net deferred fees on non-PCI loans and leases, including unearned income as well as unamortized costs and fees, were $0.5 million and $0.1 million at June 30, 2019 and December 31, 2018, respectively. The net unamortized discount related to purchased non-PCI loans and leases was $35.7 million at June 30, 2019 and $33.3 million at December 31, 2018. During the three months ended June 30, 2019 and June 30, 2018, accretion income on purchased non-PCI loans and leases was $3.3 million and $4.1 million, respectively. During the six months ended June 30, 2019 and June 30, 2018, accretion income on purchased non-PCI loans and leases was $6.5 million and $7.0 million, respectively.

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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2019 and December 31, 2018 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for non-PCI and PCI noncommercial loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

Non-PCI loans and leases outstanding at June 30, 2019 and December 31, 2018 by credit quality indicator are provided below:

	June 30, 2019
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$716,068	$11,093,853	$502,168	$3,825,956	$300,335	$16,438,380
Special mention	1,016	111,721	3,575	46,960	470	163,742
Substandard	2,450	131,110	1,017	38,080	541	173,198
Doubtful	—	—	—	96	—	96
Ungraded	—	—	—	69,412	—	69,412
Total	$719,534	$11,336,684	$506,760	$3,980,504	$301,346	$16,844,828

	December 31, 2018
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$753,985	$10,507,687	$422,500	$3,778,797	$294,700	$15,757,669
Special mention	1,369	114,219	3,193	54,814	1,105	174,700
Substandard	2,500	92,743	1,292	30,688	619	127,842
Doubtful	—	—	—	354	—	354
Ungraded	—	2,585	—	74,077	—	76,662
Total	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$16,137,227

	June 30, 2019
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,736,063	$2,444,047	$312,985	$1,740,946	$9,234,041
30-59 days past due	26,250	14,044	255	8,645	49,194
60-89 days past due	13,109	3,207	214	3,099	19,629
90 days or greater past due	15,214	9,355	1,617	2,912	29,098
Total	$4,790,636	$2,470,653	$315,071	$1,755,602	$9,331,962

	December 31, 2018
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,214,783	$2,514,269	$254,837	$1,696,321	$8,680,210
30-59 days past due	28,239	12,585	581	10,035	51,440
60-89 days past due	7,357	4,490	21	3,904	15,772
90 days or greater past due	15,308	11,631	1,591	3,521	32,051
Total	$4,265,687	$2,542,975	$257,030	$1,713,781	$8,779,473

PCI loans outstanding at June 30, 2019 and December 31, 2018 by credit quality indicator are provided below:

	June 30, 2019	December 31, 2018
(Dollars in thousands)	PCI commercial Loans
Grade:
Pass	$138,300	$141,922
Special mention	44,324	48,475
Substandard	90,019	101,447
Doubtful	2,994	4,828
Total	$275,637	$296,672

	June 30, 2019	December 31, 2018
(Dollars in thousands)	PCI noncommercial Loans
Current	$244,196	$268,280
30-59 days past due	8,691	11,155
60-89 days past due	4,763	7,708
90 days or greater past due	18,160	22,761
Total	$275,810	$309,904

The aging of the outstanding non-PCI loans and leases, by class, at June 30, 2019 and December 31, 2018 are provided in the tables below. Loans and leases past due 30 days or less are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development	$1,468	$1,757	$1,563	$4,788	$714,746	$719,534
Commercial mortgage	14,025	9,073	7,213	30,311	11,306,373	11,336,684
Other commercial real estate	—	698	—	698	506,062	506,760
Commercial and industrial and leases	13,227	3,196	3,860	20,283	3,960,221	3,980,504
Other	68	5	—	73	301,273	301,346
Total commercial loans	28,788	14,729	12,636	56,153	16,788,675	16,844,828
Noncommercial:
Residential mortgage	26,250	13,109	15,214	54,573	4,736,063	4,790,636
Revolving mortgage	14,044	3,207	9,355	26,606	2,444,047	2,470,653
Construction and land development	255	214	1,617	2,086	312,985	315,071
Consumer	8,645	3,099	2,912	14,656	1,740,946	1,755,602
Total noncommercial loans	49,194	19,629	29,098	97,921	9,234,041	9,331,962
Total non-PCI loans and leases	$77,982	$34,358	$41,734	$154,074	$26,022,716	$26,176,790

	December 31, 2018
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development	$516	$9	$444	$969	$756,885	$757,854
Commercial mortgage	14,200	2,066	3,237	19,503	10,697,731	10,717,234
Other commercial real estate	91	76	300	467	426,518	426,985
Commercial and industrial and leases	9,655	1,759	2,892	14,306	3,924,424	3,938,730
Other	285	—	89	374	296,050	296,424
Total commercial loans	24,747	3,910	6,962	35,619	16,101,608	16,137,227
Noncommercial:
Residential mortgage	28,239	7,357	15,308	50,904	4,214,783	4,265,687
Revolving mortgage	12,585	4,490	11,631	28,706	2,514,269	2,542,975
Construction and land development	581	21	1,591	2,193	254,837	257,030
Consumer	10,035	3,904	3,521	17,460	1,696,321	1,713,781
Total noncommercial loans	51,440	15,772	32,051	99,263	8,680,210	8,779,473
Total non-PCI loans and leases	$76,187	$19,682	$39,013	$134,882	$24,781,818	$24,916,700

The recorded investment, by class, in non-PCI loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$1,634	$—	$666	$—
Commercial mortgage	20,859	440	12,594	—
Commercial and industrial and leases	5,944	703	4,624	808
Other commercial real estate	179	—	366	—
Other	230	—	279	—
Total commercial loans	28,846	1,143	18,529	808
Noncommercial:
Construction and land development	1,786	—	1,823	—
Residential mortgage	43,467	297	35,662	—
Revolving mortgage	24,145	34	25,563	—
Consumer	2,457	1,994	2,969	2,080
Total noncommercial loans	71,855	2,325	66,017	2,080
Total non-PCI loans and leases	$100,701	$3,468	$84,546	$2,888

Purchased non-PCI loans and leases
The following table relates to purchased non-PCI loans acquired in the Biscayne Bancshares and First South Bancorp transactions and provides the contractually required payments, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date:

(Dollars in thousands)	Biscayne Bancshares	First South Bancorp
Contractually required payments	$1,078,854	$175,465
Fair value at acquisition date	850,352	162,845
The recorded fair values of purchased non-PCI loans acquired in the Biscayne Bancshares and First South Bancorp transactions as of the acquisition date are as follows:

(Dollars in thousands)	Biscayne Bancshares	First South Bancorp
Commercial:
Construction and land development	$15,647	$8,663
Commercial mortgage	203,605	74,713
Other commercial real estate	98,107	7,509
Commercial and industrial and leases	28,135	40,208
Total commercial loans	345,494	131,093
Noncommercial:
Residential mortgage	405,419	24,641
Revolving mortgage	54,081	2,162
Construction and land development	31,668	3,552
Consumer	13,690	1,397
Total noncommercial loans	504,858	31,752
Total non-PCI loans	$850,352	$162,845

Purchased credit-impaired loans
The following table relates to PCI loans acquired in the Biscayne Bancshares and First South Bancorp transactions and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected and the fair value of PCI loans at the acquisition date:

(Dollars in thousands)	Biscayne Bancshares	First South Bancorp
Contractually required payments	$19,720	$23,389
Contractual cash flows expected to be collected	16,815	21,392
Fair value at acquisition date	13,032	16,398
The recorded fair values of PCI loans acquired in the Biscayne Bancshares and First South Bancorp transactions as of the acquisition date are as follows:

(Dollars in thousands)	Biscayne Bancshares	First South Bancorp
Commercial:
Construction and land development	$—	$1,233
Commercial mortgage	7,589	9,355
Commercial and industrial and leases	1,660	1,202
Total commercial loans	9,249	11,790
Noncommercial:
Residential mortgage	3,783	4,591
Construction and land development	—	17
Total noncommercial loans	3,783	4,608
Total PCI loans	$13,032	$16,398

The following table provides changes in the carrying value of all PCI loans during the six months ended June 30, 2019 and June 30, 2018:

(Dollars in thousands)	2019	2018
Balance at January 1	$606,576	$762,998
Fair value of acquired loans	29,430	15,555
Accretion	29,648	32,188
Payments received and other changes, net	(114,207)	(136,472)
Balance at June 30	$551,447	$674,269
Unpaid principal balance at June 30	$805,754	$1,044,148

The carrying value of PCI loans on the cost recovery method was $3.3 million at both June 30, 2019 and December 31, 2018. The cost recovery method is applied to loans when the timing of future cash flows cannot be reasonably estimated due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $4.3 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively. The remaining discount on PCI loans was $93.0 million and $95.5 million at June 30, 2019 and December 31, 2018, respectively.
During the three months ended June 30, 2019 and June 30, 2018, accretion income on PCI loans was $11.9 million and $14.2 million, respectively. During the six months ended June 30, 2019 and June 30, 2018, accretion income on PCI loans was $29.6 million and $32.2 million, respectively.
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flow not related to credit improvements or deterioration do not affect the nonaccretable difference.
The following table documents changes to the amount of accretable yield for the first six months of 2019 and 2018:

(Dollars in thousands)	2019	2018
Balance at January 1	$312,894	$316,679
Additions from Biscayne Bancshares and First South Bancorp acquisitions	8,777	—
Additions from Homebancorp acquisition	—	4,142
Accretion	(29,648)	(32,188)
Reclassifications from nonaccretable difference	3,695	6,899
Changes in expected cash flows that do not affect nonaccretable difference	(15,682)	48,988
Balance at June 30	$280,036	$344,520

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
Activity in the allowance for non-PCI loan and lease losses by class of loans is summarized as follows:

	Three months ended June 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at April 1	$37,476	$45,281	$2,399	$57,025	$2,167	$16,987	$21,495	$2,473	$34,492	$219,795
Provision (credits)	(5,544)	3,714	(57)	2,699	(174)	371	(328)	277	4,877	5,835
Charge-offs	(28)	(89)	—	(3,422)	(31)	(478)	(493)	—	(6,061)	(10,602)
Recoveries	40	56	—	599	221	52	447	—	1,797	3,212
Balance at June 30	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$218,240

	Three months ended June 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Balance at April 1	$26,718	$43,833	$3,423	$59,317	$4,842	$16,489	$22,104	$3,913	$30,181	$210,820
Provision (credits)	(3,139)	866	468	3,791	(114)	1,492	289	50	4,574	8,277
Charge-offs	(8)	(459)	(69)	(2,439)	(38)	(289)	(1,027)	(37)	(5,312)	(9,678)
Recoveries	93	225	1	642	1	110	520	101	1,330	3,023
Balance at June 30	$23,664	$44,465	$3,823	$61,311	$4,691	$17,802	$21,886	$4,027	$30,773	$212,442

	Six months ended June 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568
Provision (credits)	(3,425)	6,085	(140)	5,424	(672)	1,879	(119)	400	8,317	17,749
Charge-offs	(72)	(850)	—	(5,280)	(31)	(644)	(1,456)	—	(12,423)	(20,756)
Recoveries	171	276	1	1,137	665	225	834	—	3,370	6,679
Balance at June 30	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$218,240

	Six months ended June 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Balance at January 1	$24,470	$45,005	$4,571	$59,824	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Provision (credits)	(914)	(499)	(825)	4,353	—	3,004	755	157	7,497	13,528
Charge-offs	(8)	(505)	(69)	(4,768)	(41)	(1,095)	(2,019)	(219)	(10,567)	(19,291)
Recoveries	116	464	146	1,902	43	187	714	127	2,639	6,338
Balance at June 30	$23,664	$44,465	$3,823	$61,311	$4,691	$17,802	$21,886	$4,027	$30,773	$212,442

The following tables present the allowance and recorded investment in loans and leases by class of loans, as well as the associated impairment method at June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$196	$3,042	$11	$1,422	$104	$2,566	$2,704	$82	$971	$11,098
ALLL for loans and leases collectively evaluated for impairment	31,748	45,920	2,331	55,479	2,079	14,366	18,417	2,668	34,134	207,142
Total allowance for loan and lease losses	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$218,240

Loans and leases:
Loans and leases individually evaluated for impairment	$2,078	$62,270	$506	$12,161	$315	$53,137	$30,040	$3,059	$3,107	$166,673
Loans and leases collectively evaluated for impairment	717,456	11,274,414	506,254	3,968,343	301,031	4,737,499	2,440,613	312,012	1,752,495	26,010,117
Total loan and leases	$719,534	$11,336,684	$506,760	$3,980,504	$301,346	$4,790,636	$2,470,653	$315,071	$1,755,602	$26,176,790

	December 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$490	$2,671	$42	$1,137	$105	$1,901	$2,515	$81	$885	$9,827
ALLL for loans and leases collectively evaluated for impairment	34,780	40,780	2,439	54,483	2,116	13,571	19,347	2,269	34,956	204,741
Total allowance for loan and lease losses	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568

Loans and leases:
Loans and leases individually evaluated for impairment	$2,175	$55,447	$860	$9,868	$291	$42,168	$28,852	$3,749	$3,020	$146,430
Loans and leases collectively evaluated for impairment	755,679	10,661,787	426,125	3,928,862	296,133	4,223,519	2,514,123	253,281	1,710,761	24,770,270
Total loan and leases	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$4,265,687	$2,542,975	$257,030	$1,713,781	$24,916,700

PCI allowance activity and balances for the three and six months ended June 30, 2019 and June 30, 2018 is summarized as follows:

(Dollars in thousands)	Three months ended June 30, 2019	Three months ended June 30, 2018
PCI Loans
Allowance for loan losses:
Balance at April 1	$8,980	$12,296
(Credit) provision	(637)	161
Charge-offs	—	(34)
Recoveries	—	—
Balance at June 30	$8,343	$12,423

	Six months ended June 30, 2019	Six months ended June 30, 2018
Balance at January 1	$9,144	$10,026
(Credit) provision	(801)	2,515
Charge-offs	—	(118)
Recoveries	—	—
Balance at June 30	$8,343	$12,423

The following table presents the PCI allowance and recorded investment in loans at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
ALLL for loans acquired with deteriorated credit quality	$8,343	$9,144
Loans acquired with deteriorated credit quality	551,447	606,576

At June 30, 2019 and December 31, 2018, $163.9 million and $186.6 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition.
The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group:

	June 30, 2019
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$463	$1,615	$2,078	$2,490	$196
Commercial mortgage	38,793	23,477	62,270	68,477	3,042
Other commercial real estate	197	309	506	595	11
Commercial and industrial and leases	8,155	4,006	12,161	17,333	1,422
Other	249	66	315	336	104
Total commercial loans	47,857	29,473	77,330	89,231	4,775
Noncommercial:
Residential mortgage	43,349	9,788	53,137	56,860	2,566
Revolving mortgage	26,104	3,936	30,040	33,135	2,704
Construction and land development	1,647	1,412	3,059	3,353	82
Consumer	3,039	68	3,107	3,476	971
Total noncommercial loans	74,139	15,204	89,343	96,824	6,323
Total non-PCI impaired loans and leases	$121,996	$44,677	$166,673	$186,055	$11,098

	December 31, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$1,897	$278	$2,175	$2,606	$490
Commercial mortgage	34,177	21,270	55,447	61,317	2,671
Other commercial real estate	243	617	860	946	42
Commercial and industrial and leases	7,153	2,715	9,868	14,695	1,137
Other	216	75	291	301	105
Total commercial loans	43,686	24,955	68,641	79,865	4,445
Noncommercial:
Residential mortgage	40,359	1,809	42,168	45,226	1,901
Revolving mortgage	25,751	3,101	28,852	31,371	2,515
Construction and land development	2,337	1,412	3,749	4,035	81
Consumer	2,940	80	3,020	3,405	885
Total noncommercial loans	71,387	6,402	77,789	84,037	5,382
Total non-PCI impaired loans and leases	$115,073	$31,357	$146,430	$163,902	$9,827
Non-PCI impaired loans less than $500,000 that were collectively evaluated for impairment totaled $39.9 million and $47.1 million at June 30, 2019 and December 31, 2018, respectively.

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30, 2019		Three months ended June 30, 2018
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$2,102	$6	$1,485	$17
Commercial mortgage	58,906	538	68,113	659
Other commercial real estate	519	6	1,345	12
Commercial and industrial and leases	11,348	113	9,427	90
Other	328	2	67	—
Total commercial	73,203	665	80,437	778
Noncommercial:
Residential mortgage	48,490	317	42,046	298
Revolving mortgage	29,623	256	26,388	222
Construction and land development	3,547	32	3,526	44
Consumer	3,014	31	2,654	28
Total noncommercial	84,674	636	74,614	592
Total non-PCI impaired loans and leases	$157,877	$1,301	$155,051	$1,370

	Six months ended June 30, 2019		Six months ended June 30, 2018
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$2,125	$34	$1,320	$28
Commercial mortgage	57,768	1,102	70,190	1,370
Other commercial real estate	602	14	1,529	23
Commercial and industrial and leases	10,674	213	9,594	177
Other	322	4	34	—
Total commercial	71,491	1,367	82,667	1,598
Noncommercial:
Residential mortgage	45,558	642	40,385	573
Revolving mortgage	29,183	503	25,590	423
Construction and land development	3,647	68	3,815	92
Consumer	3,007	60	2,581	56
Total noncommercial	81,395	1,273	72,371	1,144
Total non-PCI impaired loans and leases	$152,886	$2,640	$155,038	$2,742

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

The following table provides a summary of total TDRs by accrual status. Total TDRs included $18.0 million and $18.2 million of PCI TDRs at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$567	$1,626	$2,193	$1,946	$352	$2,298
Commercial mortgage	51,374	7,886	59,260	53,270	7,795	61,065
Other commercial real estate	506	—	506	851	9	860
Commercial and industrial and leases	9,851	2,345	12,196	7,986	2,060	10,046
Other	107	208	315	118	173	291
Total commercial loans	62,405	12,065	74,470	64,171	10,389	74,560
Noncommercial:
Residential mortgage	36,260	17,839	54,099	37,903	9,621	47,524
Revolving mortgage	21,203	8,919	30,122	20,492	8,196	28,688
Construction and land development	1,495	1,565	3,060	2,227	110	2,337
Consumer	2,437	669	3,106	2,300	721	3,021
Total noncommercial loans	61,395	28,992	90,387	62,922	18,648	81,570
Total loans	$123,800	$41,057	$164,857	$127,093	$29,037	$156,130

The following table provides the types of TDRs made during the three and six months ended June 30, 2019 and June 30, 2018, as well as a summary of loans that were modified as a TDR during the twelve month periods ended June 30, 2019 and June 30, 2018 that subsequently defaulted during the three and six months ended June 30, 2019 and June 30, 2018. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2019				Three months ended June 30, 2018
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	4	$4,343	—	$—	1	$154	2	$821
Loan term extension	4	998	2	183	10	936	7	341
Below market interest rate	67	6,979	30	2,612	53	9,525	33	1,702
Discharged from bankruptcy	40	5,054	30	3,106	37	2,472	24	1,490
Total restructurings	115	$17,374	62	$5,901	101	$13,087	66	$4,354

	Six months ended June 30, 2019				Six months ended June 30, 2018
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	4	$4,343	2	$3,203	2	$821	2	$821
Loan term extension	8	1,437	4	534	17	1,658	8	638
Below market interest rate	125	11,063	61	4,645	139	15,873	64	3,385
Discharged from bankruptcy	102	7,679	53	3,948	91	5,595	55	4,338
Total restructurings	239	$24,522	120	$12,330	249	$23,947	129	$9,182
For the three and six months ended June 30, 2019 and June 30, 2018, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)
The following table explains changes in OREO during the six months ended June 30, 2019 and June 30, 2018:

(Dollars in thousands)	Total
Balance at December 31, 2018	$48,030
Additions	7,894
Acquired	3,613
Sales	(11,012)
Write-downs	(2,289)
Balance at June 30, 2019	$46,236

Balance at December 31, 2017	$51,097
Additions	11,868
Acquired	2,135
Sales	(15,769)
Write-downs	(2,698)
Balance at June 30, 2018	$46,633

At June 30, 2019 and December 31, 2018, BancShares had $17.7 million and $17.2 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $22.8 million and $22.0 million at June 30, 2019 and December 31, 2018, respectively.
NOTE G - FDIC SHARED-LOSS PAYABLE
As of June 30, 2019, shared-loss protection remains for single family residential loans acquired in the amount of $50.2 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant shared-loss agreements. The clawback liability payment dates are March 2020 and March 2021.
The following table provides changes in the FDIC shared-loss payable since December 31, 2018:

(Dollars in thousands)	Total
Balance at December 31, 2018	$105,618
Accretion	3,274
Balance at June 30, 2019	$108,892

NOTE H - SERVICING RIGHTS
Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $3.01 billion and $2.95 billion as of June 30, 2019 and December 31, 2018, respectively. These loans are originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights were recorded as a servicing asset and reported in other intangible assets on the Consolidated Balance Sheets, and the associated amortization expense and any valuation allowance recognized was included as a reduction of mortgage income in the Consolidated Statements of Income. The mortgage servicing rights were initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees, and ancillary fees earned for the three months ended June 30, 2019 and 2018 were $2.0 million and $1.9 million, respectively, and reported in mortgage income in the Consolidated Statements of Income. For the six months ended June 30, 2019 and 2018, contractually specified mortgage servicing fees, late fees, and ancillary fees earned were $3.9 million and $3.8 million, respectively.

The following table explains changes in the servicing asset during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$20,647	$21,659	$21,396	$21,945
Servicing rights originated	1,552	1,430	2,411	2,630
Amortization	(1,567)	(1,432)	(3,014)	(2,918)
Valuation allowance credit (provision)	33	—	(128)	—
Ending balance	$20,665	$21,657	$20,665	$21,657

BancShares released $33.0 thousand of the valuation allowance for the three months ended June 30, 2019 and recorded provision expense of $128.0 thousand for the six months ended June 30, 2019. There was no valuation allowance provision expense or release recorded for the the three and six months ended June 30, 2018. Mortgage servicing rights valuations are performed using a pooling methodology where similar loans are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	June 30, 2019	December 31, 2018
Discount rate - conventional fixed loans	9.01%	9.69%
Discount rate - all loans excluding conventional fixed loans	10.01%	10.69%
Weighted average constant prepayment rate	13.39%	9.26%
Weighted average cost to service a loan	$88.03	$87.52
The fair value of mortgage servicing rights is sensitive to changes in assumptions and is determined by estimating the present value of the asset's future cash flows by utilizing discount rates, prepayment rates, and other inputs. The discount rate is based on the 10-year U.S. Treasury rate plus 700 basis points for conventional fixed loans and 800 basis points for all other loans. The 700 and 800 basis points were used as a risk premium when calculating the discount rate. The prepayment rate is derived from the Public Securities Association Standard Prepayment model. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity. This results in a decrease in fair value. The average cost to service a loan is based on the number of loans serviced and the total costs to service the loans.
Other Servicing Rights
Other servicing rights were acquired as part of a business combination and relate to the sale of the guaranteed portion of government guaranteed loans with servicing retained. The amount of the other servicing rights were $2.1 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively.
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
Repurchase agreements require FCB to maintain collateral to support the outstanding obligations. BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents and consist of U.S. Treasury securities. The carrying value of investment securities pledged as collateral under repurchase agreements was $612.5 million and $598.6 million at June 30, 2019 and December 31, 2018, respectively.
The remaining contractual maturity of the $544.5 million and $543.9 million securities sold under repurchase agreements at June 30, 2019 and December 31, 2018, respectively, was overnight and continuous.

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
Loans held for sale. Certain residential real estate loans that are originated to be sold to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Portfolio loans that are subsequently transferred to held for sale to be sold in the secondary market are carried at fair value when a firm commitment from a counterparty exists. The fair value of the transferred portfolio loans is based on the quoted prices and is considered a Level 1 input.
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
 For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2019 and December 31, 2018. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$284,147	$284,147	$327,440	$327,440
Overnight investments	1,640,264	1,640,264	797,406	797,406
Investment securities available for sale	4,366,041	4,366,041	4,557,110	4,557,110
Investment securities held to maturity	2,218,048	2,285,283	2,184,653	2,201,502
Investment in marketable equity securities	111,489	111,489	92,599	92,599
Loans held for sale	52,837	52,837	45,505	45,505
Net loans and leases	26,501,654	26,791,041	25,299,564	24,845,060
Income earned not collected	115,303	115,303	109,903	109,903
Federal Home Loan Bank stock	25,545	25,545	25,304	25,304
Mortgage and other servicing rights	22,809	25,129	24,066	27,435
Deposits	32,719,671	31,461,196	30,672,460	30,623,214
Securities sold under customer repurchase agreements	544,527	544,527	543,936	543,936
Federal Home Loan Bank borrowings	197,131	203,464	193,556	195,374
Subordinated debentures	154,277	166,374	140,741	151,670
Other borrowings	18,446	18,625	13,921	13,985
FDIC shared-loss payable	108,892	111,298	105,618	105,846
Accrued interest payable	14,197	14,197	3,712	3,712

Among BancShares' assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$948,402	$—	$948,402	$—
Government agency	534,804	—	534,804	—
Mortgage-backed securities	2,733,698	—	2,733,698	—
Corporate bonds	149,137	—	—	149,137
Total investment securities available for sale	$4,366,041	$—	$4,216,904	$149,137
Marketable equity securities	$111,489	$24,991	$86,498	$—
Loans held for sale	$52,837	$—	$52,837	$—

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,247,710	$—	$1,247,710	$—
Government agency	256,835	—	256,835	—
Mortgage-backed securities	2,909,339	—	2,909,339	—
Corporate bonds	143,226	—	—	143,226
Total investment securities available for sale	$4,557,110	$—	$4,413,884	$143,226
Marketable equity securities	$92,599	$17,887	$74,712	$—
Loans held for sale	$45,505	$—	$45,505	$—

During the three and six months ended June 30, 2019, there were no transfers between levels. For the three months ended June 30, 2018, there were no transfers between levels and for the six ended June 30, 2018, there were transfers from Level 2 to Level 3 of $65.3 million for corporate bonds available for sale. The transfers were due to a lack of observable inputs and trade activity for those securities.
The following tables summarize activity for Level 3 assets:

Six months ended June 30, 2019
(Dollars in thousands)	Corporate bonds
Balance at January 1, 2019	$143,226
Amounts included in net income	82
Unrealized net gains included in other comprehensive income	1,838
Purchases	3,991
Balance at June 30, 2019	$149,137
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at June 30, 2019:

(Dollars in thousands)			June 30, 2019
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	$149,137

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a loss of $82 thousand and a gain of $700 thousand for the three months ended June 30, 2019 and June 30, 2018, respectively. The changes in fair value included a gain of $167 thousand and $245 thousand for six months ended June 30, 2019 and June 30, 2018, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$52,837	$51,237	$1,600

	December 31, 2018
	Fair Value	Aggregate Unpaid Principal Balance	Difference
Originated loans held for sale	$45,505	$44,073	$1,432
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2019 or December 31, 2018.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$120,783	$—	$—	$120,783
Other real estate remeasured during the previous 12 months	20,079	—	—	20,079

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$105,994	$—	$—	$105,994
Other real estate remeasured during the previous 12 months	35,344	—	—	35,344

No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.
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

BancShares Plan
For the three and six months ended June 30, 2019 and 2018, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$2,690	$3,362	$5,258	$6,791
Interest cost	7,581	7,131	15,112	14,188
Expected return on assets	(12,886)	(11,976)	(25,753)	(23,933)
Amortization of prior service cost	14	20	28	40
Amortization of net actuarial loss	2,084	3,548	4,198	6,794
Net periodic (benefit) cost	$(517)	$2,085	$(1,157)	$3,880

Bancorporation Plan
For the three and six months ended June 30, 2019 and 2018, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$581	$624	$1,126	$1,286
Interest cost	1,757	1,592	3,517	3,179
Expected return on assets	(2,775)	(3,110)	(5,543)	(6,216)
Amortization of net actuarial loss	637	86	1,264	157
Net periodic cost (benefit)	$200	$(808)	$364	$(1,594)

No discretionary contributions were made during the six months ended June 30, 2019 to the BancShares or Bancorporation pension plans. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of the plans, returns on plan assets, discount rates and the current economic environment. BancShares made a contribution of $3.5 million to the Bancorporation plan in July 2019.
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
Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements, and the fair value of those commitments was not material. To mitigate its risk, BancShares’ credit policies govern the issuance of standby letters of credit. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.
The following table presents the commitments to extend credit and unfunded commitments as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Unused commitments to extend credit	$10,348,284	$10,054,712
Standby letters of credit	94,307	96,467
Unfunded commitments for investments in affordable housing projects	80,383	67,952

Affordable housing project investments were $170.3 million and $147.3 million as of June 30, 2019 and December 31, 2018, respectively, and were included in other assets on the Consolidated Balance Sheets.

BancShares and various subsidiaries have been named as defendants in legal actions arising from their normal business activities in which damages in various amounts were claimed. BancShares has also been exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed in the various merger transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.
NOTE M - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale	$3,316	$762	$2,554	$(50,007)	$(11,502)	$(38,505)
Unrealized losses on securities available for sale transferred to held to maturity	(80,492)	(18,513)	(61,979)	(92,401)	(21,252)	(71,149)
Defined benefit pension items	(157,540)	(36,234)	(121,306)	(163,030)	(37,497)	(125,533)
Total	$(234,716)	$(53,985)	$(180,731)	$(305,438)	$(70,251)	$(235,187)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30, 2019
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(16,890)	$(66,558)	$(123,412)	$(206,860)
Net unrealized gains arising during period	23,848	—	—	23,848
Amounts reclassified from accumulated other comprehensive loss	(4,404)	4,579	2,106	2,281
Net current period other comprehensive income	19,444	4,579	2,106	26,129
Ending balance	$2,554	$(61,979)	$(121,306)	$(180,731)

	Three months ended June 30, 2018
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(121,243)	$—	$(109,080)	$(230,323)
Net unrealized gains (losses) arising during period	63,747	(84,321)	—	(20,574)
Amounts reclassified from accumulated other comprehensive loss	—	3,445	2,814	6,259
Net current period other comprehensive income (loss)	63,747	(80,876)	2,814	(14,315)
Ending balance	$(57,496)	$(80,876)	$(106,266)	$(244,638)

	Six months ended June 30, 2019
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(38,505)	$(71,149)	$(125,533)	$(235,187)
Net unrealized gains arising during period	45,463	—	—	45,463
Amounts reclassified from accumulated other comprehensive loss	(4,404)	9,170	4,227	8,993
Net current period other comprehensive income	41,059	9,170	4,227	54,456
Ending balance	$2,554	$(61,979)	$(121,306)	$(180,731)

	Six months ended June 30, 2018
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(30,945)	$—	$(91,349)	$(122,294)
Cumulative effect adjustments	(29,751)	—	(20,300)	(50,051)
Adjusted beginning balance	(60,696)	—	(111,649)	(172,345)
Net unrealized gains (losses) arising during period	3,200	(84,321)	—	(81,121)
Amounts reclassified from accumulated other comprehensive loss	—	3,445	5,383	8,828
Net current period other comprehensive income (loss)	3,200	(80,876)	5,383	(72,293)
Ending balance	$(57,496)	$(80,876)	$(106,266)	$(244,638)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30, 2019
(Dollars in thousands) Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$5,719	Securities gains, net
	(1,315)	Income taxes
	$4,404	Net income

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(5,947)	Net interest income
	1,368	Income taxes
	$(4,579)	Net Income

Amortization of defined benefit pension items
Prior service costs	$(14)	Salaries and wages
Actuarial losses	(2,721)	Other
	(2,735)	Income before income taxes
	629	Income taxes
	$(2,106)	Net income
Total reclassifications for the period	$(2,281)

	Three months ended June 30, 2018
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(4,473)	Net interest income
	1,028	Income taxes
	$(3,445)	Net Income

Amortization of defined benefit pension items
Prior service costs	$(20)	Salaries and wages
Actuarial losses	(3,634)	Other
	(3,654)	Income before income taxes
	840	Income taxes
	$(2,814)	Net income
Total reclassifications for the period	$(6,259)
(1) Amounts in parentheses indicate debits to profit/loss.

	Six months ended June 30, 2019
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$5,719	Securities gains, net
	(1,315)	Income taxes
	$4,404	Net income

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(11,909)	Net interest income
	2,739	Income taxes
	$(9,170)	Net income

Amortization of defined benefit pension items
Prior service costs	$(28)	Salaries and wages
Actuarial losses	(5,462)	Other
	(5,490)	Income before income taxes
	1,263	Income taxes
	$(4,227)	Net income
Total reclassifications for the period	$(8,993)

	Six months ended June 30, 2018
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(4,473)	Net interest income
	1,028	Income taxes
	$(3,445)	Net income

Amortization of defined benefit pension items
Prior service costs	$(40)	Salaries and wages
Actuarial losses	(6,951)	Other
	(6,991)	Income before income taxes
	1,608	Income taxes
	$(5,383)	Net income
Total reclassifications for the period	$(8,828)
(1) Amounts in parentheses indicate debits to profit/loss.

NOTE N - LEASES
BancShares leases certain branch locations, administrative offices and equipment. Operating lease ROU assets are included in other assets and the associated lease obligations are included in other liabilities on the Consolidated Balance Sheets. Finance leases are included in premises and equipment and other borrowings on the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we instead recognize lease expense for these leases on a straight-line basis over the lease term.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our corresponding obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating and finance lease ROU asset also includes initial direct costs and pre-paid lease payments made, excluding lease incentives. As most of our leases do not provide an implicit rate, BancShares uses its incremental borrowing rate, based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using secured rates for new FHLB advances under similar terms as the lease at inception. BancShares used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain that we will exercise our option to renew or extend the lease term, that option is included in calculating the value of the ROU and lease liability. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
We determine if an arrangement is a lease at inception and our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party lease agreements. As of June 30, 2019, there were no leases that have not yet commenced that would have a material impact on our Consolidated Financial Statements.
We rent or sublease certain real estate to third parties to manage occupancy costs and provide flexibility to expand and contract occupancy space to meet our business needs.
The following table presents lease assets and liabilities as of June 30, 2019:

(Dollars in thousands)	Classification	June 30, 2019
Assets:
Operating	Other assets	$81,534
Finance	Premises and equipment	8,098
Total leased assets		89,632
Liabilities:
Operating	Other liabilities	80,562
Finance	Other borrowings	7,459
Total lease liabilities		$88,021

The following table presents lease costs for the three and six months ended June 30, 2019. Variable lease cost primarily represents variable payments such as common area maintenance and utilities that are recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments that are adjusted periodically for inflation. While lease liabilities are not remeasured as a result of these changes, these adjustments are treated as a variable lease costs and recognized in the period in which the expense is incurred.

(Dollars in thousands)	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease cost:
Operating lease cost (1)	Occupancy expense	$3,581	$6,785
Finance lease cost:
Amortization of leased assets	Equipment expense	446	893
Interest on lease liabilities	Interest expense - Other borrowings	62	127
Variable lease cost	Occupancy expense	724	1,252
Sublease income	Occupancy expense	(86)	(216)
Net lease cost		$4,727	$8,841
(1) Operating lease cost includes short-term lease cost, which is immaterial.

The following table presents lease liability maturities in the next five years and thereafter:

(Dollars in thousands)	Operating Leases	Finance Leases	Total
2019 (1)	$7,267	$870	$8,137
2020	13,693	1,748	15,441
2021	12,129	1,764	13,893
2022	10,763	1,481	12,244
2023	8,908	599	9,507
Thereafter	42,606	1,683	44,289
Total lease payments	$95,366	$8,145	$103,511
Less: Interest	14,804	686	15,490
Present value of lease liabilities	$80,562	$7,459	$88,021
(1) Represents the lease liability payments that will be made for the period July 1, 2019 through December 31, 2019.

The following table presents the remaining weighted average lease terms and discount rates as of June 30, 2019:

Weighted average remaining lease term (years):	June 30, 2019
Operating	9.7
Finance	5.2
Weighted average discount rate:
Operating	3.26%
Finance	3.23

The following table presents supplemental cash flow information related to leases for the six months ended June 30, 2019:

(Dollars in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,613
Operating cash flows from finance leases	127
Financing cash flows from finance leases	735
Right-of-use assets obtained in exchange for new operating lease liabilities	15,162
Right-of-use assets obtained in exchange for new finance lease liabilities	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We are focused on expanding our position in legacy and target markets through organic growth and strategic acquisitions. We believe that our franchise is positioned for continued growth as a result of our client centric banking principles, disciplined lending standards, and our people. Management's primary focus is on loan and yield growth, deposit cost, and net interest margin. Management drives to this goal by focusing on core customer deposits and loans in the targeted interest rate risk profile. Additionally, our initiatives focus on growth of noninterest income sources, control of noninterest expenses, optimization of our branch network, and further enhancements to our technology and delivery channels. Refer to our Form 10-K for the year ended December 31, 2018 for further discussion of our strategy.
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
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank, into FCB.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares and its bank subsidiary, Biscayne Bank, into FCB.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis' revised estimate of first quarter of 2019 GDP growth was 3.1%, up from 2.2% GDP growth in the fourth quarter of 2018. The estimated real GDP acceleration in the first quarter primarily reflected an upturn in state and local government spending, accelerations in private inventory investment and an increase in exports. Imports decreased in the first quarter of 2019 after increasing in the fourth quarter of 2018. These movements were partly offset by a deceleration in personal consumption expenditures.
The United States (U.S.) unemployment rate declined from 3.8% in March 2019 to 3.7% in June 2019. According to the U.S. Department of Labor, the U.S. economy added approximately 512,000 new nonfarm payroll jobs during the second quarter of 2019. The U.S. housing market remains stable as a result of strong, but weakening, housing demand fueled by low mortgage interest rates, economic growth and job creation.
The Federal Reserve’s Federal Open Market Committee (FOMC) indicated in July 2019 the U.S. labor market remains strong and economic activity rose at a moderate rate. In light of the implications of global developments for the economic outlook as well as muted inflation pressures, the FOMC decided to lower the target range for the federal funds rate by 25 basis points to 2.00% to 2.25%. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC indicated it will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0% inflation.

FINANCIAL PERFORMANCE SUMMARY
Second Quarter Highlights

•
Net income for the second quarter of 2019 totaled $119.4 million, an increase of $26.1 million, or 27.9% compared to the same quarter in 2018. Net income increased $2.79 on a per share basis, or 35.9%, to $10.56 in the second quarter of 2019, from $7.77 per share during the same period in 2018.

•
Net interest income totaled $327.3 million for the second quarter of 2019, an increase of $31.1 million or 10.5%, compared to the same quarter in 2018. The taxable-equivalent net interest margin (NIM) was 3.79% for the second quarter of 2019, up from 3.64% for the second quarter in 2018.

•
Return on average assets for the second quarter of 2019 was 1.29%, a 21 basis point improvements over the second quarter of 2018. Return on average equity for the second quarter of 2019 was 13.50%, a 250 basis points improvement over the second quarter of 2018.

•
Total loans grew to $26.73 billion, an increase of $1.26 billion since March 31, 2019. The growth from recent acquisitions totaled $1.04 billion, while the remaining $221.8 million was due to organic growth. Provision expense totaled $5.2 million for the second quarter of 2019, a decrease of $3.2 million compared to the same quarter in 2018. The net charge-off ratio was 0.11% for the second quarter of 2019, unchanged for the same quarter in 2018.

•
Total deposits grew to $32.72 billion, an increase of $1.52 billion since March 31, 2019. The growth from recent acquisitions totaled $994.1 million, while the remaining $527.5 million was due to organic growth.

•
BancShares repurchased 205,500 shares of its Class A common stock during the second quarter of 2019 totaling $89.8 million. At June 30, 2019, BancShares remained well capitalized with a total risk-based capital ratio of 13.3%, a Tier 1 risk-based capital ratio and common equity Tier 1 ratio of 12.0% and a leverage ratio of 9.4%.

Year to Date Highlights

•
Net income for the six months ended June 30, 2019 totaled $230.7 million, an increase of $37.2 million, or 19.2% compared to the same period of 2018. Net income increased $4.12 on a per share basis, or 25.6%, to $20.23 for the six months ended June 30, 2019, from $16.11 per share during the same period in 2018.

•
Net interest income for the six months ended June 30, 2019, was $647.8 million, an increase of $67.2 million, or 11.6%, compared to the same period of 2018. The taxable-equivalent NIM was 3.84% for the six months ended June 30, 2019, up 23 basis points from 3.61% during the same period of 2018.

•
Return on average assets for the six months ended June 30, 2019 was 1.28%, a 15 basis points improvement over the same period in 2018. Return on average equity for the six months ended June 30, 2019 was 13.19%, a 160 basis points improvement over the same period in 2018.

•
Total loans grew to $26.73 billion, an increase of $1.20 billion since December 31, 2018. The growth from recent acquisitions totaled $1.04 billion, while the remaining $162.3 million was due to organic growth. Provision expense totaled $16.9 million for the six months ended June 30, 2019, an increase of $0.9 million compared to the same period of 2018. The net charge-off ratio was 0.11% for the six months ended June 30, 2019, unchanged for the same period of 2018.

•
Total deposits grew to $32.72 billion, an increase of $2.05 billion since December 31, 2018. The growth from recent acquisitions totaled $994.1 million, while the remaining $1.05 billion was due to organic growth.

•	BancShares repurchased 448,500 shares of its Class A common stock during the six months ended June 30, 2019 totaling $190.5 million.

Table 1
SELECTED QUARTERLY DATA

	2019		2018			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2019	2018
SUMMARY OF OPERATIONS
Interest income	$350,721	$336,924	$333,573	$315,706	$303,877	$687,645	$596,478
Interest expense	23,373	16,452	12,691	8,344	7,658	39,825	15,822
Net interest income	327,348	320,472	320,882	307,362	296,219	647,820	580,656
Provision for loan and lease losses	5,198	11,750	11,585	840	8,438	16,948	16,043
Net interest income after provision for loan and lease losses	322,150	308,722	309,297	306,522	287,781	630,872	564,613
Noninterest income	106,875	103,663	82,007	94,531	100,927	210,538	223,611
Noninterest expense	273,397	267,657	275,378	267,537	265,993	541,054	534,056
Income before income taxes	155,628	144,728	115,926	133,516	122,715	300,356	254,168
Income taxes	36,269	33,369	26,453	16,198	29,424	69,638	60,646
Net income	$119,359	$111,359	$89,473	$117,318	$93,291	$230,718	$193,522
Net interest income, taxable equivalent	$328,201	$321,372	$321,804	$308,207	$297,021	$649,573	$582,269
PER SHARE DATA
Net income	$10.56	$9.67	$7.62	$9.80	$7.77	$20.23	$16.11
Cash dividends	0.40	0.40	0.40	0.35	0.35	0.80	0.70
Market price at period end (Class A)	450.27	407.20	377.05	452.28	403.30	450.27	403.30
Book value at period-end	319.74	309.46	300.04	294.40	286.99	319.74	286.99
SELECTED QUARTERLY AVERAGE BALANCES
Total assets (1)	$37,049,030	$35,625,885	$35,625,500	$34,937,175	$34,673,927	$36,338,836	$34,471,833
Investment securities	6,803,570	6,790,671	7,025,889	7,129,089	7,091,442	6,797,656	7,072,328
Loans and leases (2)	26,597,242	25,515,988	25,343,813	24,698,799	24,205,363	26,059,602	23,937,221
Interest-earning assets	34,674,842	33,432,162	33,500,732	32,886,276	32,669,810	34,056,935	32,496,086
Deposits	32,100,210	30,802,567	30,835,157	30,237,329	30,100,615	31,454,973	29,788,106
Interest-bearing liabilities	20,397,445	19,655,434	19,282,749	18,783,160	18,885,168	20,028,489	18,957,881
Securities sold under customer repurchase agreements	556,374	538,162	572,442	547,385	516,999	547,318	551,123
Other short-term borrowings	40,513	—	53,552	43,720	46,614	20,369	68,903
Long-term borrowings	371,843	344,225	319,410	261,821	233,373	358,110	318,247
Shareholders' equity	$3,546,041	$3,509,746	$3,491,914	$3,470,368	$3,400,867	$3,528,549	$3,366,990
Shares outstanding	11,286,520	11,519,008	11,763,832	11,971,460	12,010,405	11,402,122	12,010,405
SELECTED QUARTER-END BALANCES
Total assets (1)	$37,655,094	$35,961,670	$35,408,629	$34,954,659	$35,088,566	$37,655,094	$35,088,566
Investment securities	6,695,578	6,914,513	6,834,362	7,040,674	7,190,545	6,695,578	7,190,545
Loans and leases	26,728,237	25,463,785	25,523,276	24,886,347	24,538,437	26,728,237	24,538,437
Deposits	32,719,671	31,198,093	30,672,460	30,163,537	30,408,884	32,719,671	30,408,884
Securities sold under customer repurchase agreements	544,527	508,508	543,936	567,438	499,723	544,527	499,723
Other short-term borrowings	—	—	—	—	75,000	—	75,000
Long-term borrowings	369,854	341,108	348,218	417,798	280,630	369,854	280,630
Shareholders' equity	$3,574,613	$3,523,309	$3,488,954	$3,499,013	$3,446,886	$3,574,613	$3,446,886
Shares outstanding	11,179,905	11,385,405	11,628,405	11,885,405	12,010,405	11,179,905	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.29%	1.27%	1.00%	1.33%	1.08%	1.28%	1.13%
Rate of return on average shareholders' equity (annualized)	13.50	12.86	10.17	13.41	11.00	13.19	11.59
Net yield on interest-earning assets (taxable equivalent)	3.79	3.89	3.82	3.73	3.64	3.84	3.61
Allowance for loan and lease losses to total loans and leases:
PCI	1.51	1.61	1.51	1.71	1.84	1.51	1.84
Non-PCI	0.83	0.88	0.86	0.86	0.89	0.83	0.89
Total	0.85	0.90	0.88	0.88	0.92	0.85	0.92
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.57	0.53	0.52	0.52	0.54	0.57	0.54
Tier 1 risk-based capital ratio	12.03	12.69	12.67	13.23	13.06	12.03	13.06
Common equity Tier 1 ratio	12.03	12.69	12.67	13.23	13.06	12.03	13.06
Total risk-based capital ratio	13.34	14.02	13.99	14.57	14.43	13.34	14.43
Leverage capital ratio	9.35	9.80	9.77	10.11	9.99	9.35	9.99
Dividend payout ratio	3.79	4.14	5.25	3.57	4.50	3.95	4.35
Average loans and leases to average deposits	82.86	82.84	82.19	81.68	80.41	82.85	80.36
(1) We adopted ASC Topic 842 and utilized the effective date method. We did not restate selected financial data for the quarters prior to 2019 presented above.
(2) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

BUSINESS COMBINATIONS
Entegra Financial Corp.
On April 23, 2019, FCB and Entegra Financial Corp. (Entegra) entered into a definitive merger agreement for the acquisition by FCB of Franklin, North Carolina-based Entegra and its bank subsidiary, Entegra Bank. The transaction is anticipated to close during the fourth quarter of 2019, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. Under the terms of the agreement, cash consideration of $30.18 per share will be paid to the shareholders of Entegra for each share of common stock and for each restricted stock unit after conversion to common stock, and each outstanding option to purchase Entegra common stock will be canceled and each option holder will receive a cash payment. The total transaction value is anticipated to be approximately $219.8 million. As of June 30, 2019, Entegra reported $1.66 billion in consolidated assets, $1.09 billion in loans and $1.25 billion in deposits.
First South Bancorp, Inc.
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 was paid to the shareholders of First South Bancorp for each share of common stock totaling approximately $37.5 million. The merger allows FCB to expand its presence and enhance banking efforts in South Carolina. The merger contributed $253.0 million in consolidated assets, which included $179.2 million in loans and $207.6 million in deposits as of the merger date.
Biscayne Bancshares, Inc.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (Biscayne Bancshares) and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 was paid to the shareholders of Biscayne Bancshares for each share of common stock, totaling approximately $118.9 million. The merger allows FCB to expand its presence in Florida and enhance banking efforts in South Florida. The merger contributed $1.08 billion in consolidated assets, which included $863.4 million in loans, and $786.5 million in deposits as of the merger date.
See Note B in the Consolidated Financial Statements for additional disclosures regarding the above business combinations.
FDIC-Assisted Transactions
As of June 30, 2019, BancShares had completed fourteen FDIC-assisted transactions. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of June 30, 2019, shared-loss protection remains for single family residential loans acquired in the amount of $50.2 million.
The shared-loss agreements for two of the FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). As of June 30, 2019 and December 31, 2018, the estimated clawback liability was $108.9 million and $105.6 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

Table 2
CONSOLIDATED QUARTER-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended
	June 30, 2019			June 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$26,597,242	$303,803	4.58%	$24,205,363	$261,703	4.34%
Investment securities:
U. S. Treasury	1,150,001	6,770	2.36	1,532,868	7,139	1.87
Government agency	383,700	3,034	3.16	84,640	468	2.21
Mortgage-backed securities	4,979,160	28,130	2.26	5,270,891	28,184	2.14
Corporate bonds	147,669	1,931	5.23	94,401	1,298	5.50
State, county and municipal	334	1	1.81	764	8	4.07
Other investments	142,706	625	1.76	107,878	267	0.99
Total investment securities	6,803,570	40,491	2.38	7,091,442	37,364	2.11
Overnight investments	1,274,030	7,280	2.29	1,373,005	5,612	1.64
Total interest-earning assets	34,674,842	351,574	4.06	32,669,810	304,679	3.75
Cash and due from banks	295,052			276,418
Premises and equipment	1,214,144			1,162,893
Allowance for loan and lease losses	(229,067)			(224,146)
Other real estate owned	46,246			47,667
Other assets	1,047,813			741,285
Total assets	$37,049,030			$34,673,927

Liabilities
Interest-bearing deposits:
Checking with interest	$5,366,731	$445	0.03%	$5,228,803	$314	0.02%
Savings	2,658,974	527	0.08	2,468,677	194	0.03
Money market accounts	8,031,608	6,624	0.33	7,989,268	2,125	0.11
Time deposits	3,371,402	11,561	1.38	2,401,434	1,888	0.32
Total interest-bearing deposits	19,428,715	19,157	0.40	18,088,182	4,521	0.10
Securities sold under customer repurchase agreements	556,374	515	0.37	516,999	373	0.29
Other short-term borrowings	40,513	278	2.72	46,614	448	3.82
Long-term borrowings	371,843	3,423	3.64	233,373	2,316	3.96
Total interest-bearing liabilities	20,397,445	23,373	0.46	18,885,168	7,658	0.16
Noninterest-bearing deposits	12,671,495			12,012,433
Other liabilities	434,049			375,459
Shareholders' equity	3,546,041			3,400,867
Total liabilities and shareholders' equity	$37,049,030			$34,673,927
Interest rate spread			3.60%			3.59%

Net interest income and net yield on interest-earning assets		$328,201	3.79%		$297,021	3.64%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the three months ended June 30, 2019 and June 30, 2018. The taxable-equivalent adjustment was $853 and $802 for the three months ended June 30, 2019 and June 30, 2018, respectively.

Table 3
CONSOLIDATED YEAR-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Six months ended
	June 30, 2019			June 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$26,059,602	$595,372	4.60%	$23,937,221	$514,330	4.33%
Investment securities:
U. S. Treasury	1,178,955	13,267	2.27	1,550,032	13,912	1.81
Government agency	335,375	5,343	3.19	49,989	568	2.27
Mortgage-backed securities	5,015,089	56,964	2.27	5,283,015	55,278	2.09
Corporate bonds	146,405	3,868	5.28	80,284	2,308	5.75
State, county and municipal	168	1	1.80	384	8	4.04
Other investments	121,664	914	1.51	108,624	476	0.88
Total investment securities	6,797,656	80,357	2.37	7,072,328	72,550	2.06
Overnight investments	1,199,677	13,669	2.30	1,486,537	11,211	1.52
Total interest-earning assets	34,056,935	689,398	4.07	32,496,086	598,091	3.70
Cash and due from banks	288,592			287,672
Premises and equipment	1,210,306			1,152,854
Allowance for loan and lease losses	(226,763)			(222,925)
Other real estate owned	46,669			48,612
Other assets	963,097			709,534
Total assets	$36,338,836			$34,471,833

Liabilities
Interest-bearing deposits:
Checking with interest	$5,302,233	$791	0.03%	$5,160,616	$607	0.02%
Savings	2,591,633	733	0.06	2,423,837	366	0.03
Money market accounts	8,099,781	11,796	0.29	8,063,921	3,874	0.10
Time deposits	3,109,045	18,764	1.22	2,371,234	3,430	0.29
Total interest-bearing deposits	19,102,692	32,084	0.34	18,019,608	8,277	0.09
Securities sold under customer repurchase agreements	547,318	974	0.36	551,123	921	0.33
Other short-term borrowings	20,369	278	2.72	68,903	1,334	3.86
Long-term borrowings	358,110	6,489	3.60	318,247	5,290	3.32
Total interest-bearing liabilities	20,028,489	39,825	0.40	18,957,881	15,822	0.17
Noninterest-bearing deposits	12,352,281			11,768,498
Other liabilities	429,517			378,464
Shareholders' equity	3,528,549			3,366,990
Total liabilities and shareholders' equity	$36,338,836			$34,471,833
Interest rate spread			3.67%			3.53%

Net interest income and net yield on interest-earning assets		$649,573	3.84%		$582,269	3.61%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the six months ended June 30, 2019 and June 30, 2018. The taxable-equivalent adjustment was $1,753 and $1,613 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Table 4
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$22,992	$19,108	$42,100	$39,876	$41,166	$81,042
Investment securities:
U. S. Treasury	(1,783)	1,414	(369)	(3,331)	2,686	(645)
Government agency	1,655	911	2,566	3,245	1,530	4,775
Mortgage-backed securities	(1,278)	1,224	(54)	(2,421)	4,107	1,686
Corporate bonds	733	(100)	633	1,901	(341)	1,560
State, county and municipal	(4)	(3)	(7)	(4)	(3)	(7)
Other investments	85	273	358	56	382	438
Total investment securities	(592)	3,719	3,127	(554)	8,361	7,807
Overnight investments	(403)	2,071	1,668	(2,163)	4,621	2,458
Total interest-earning assets	$21,997	$24,898	$46,895	$37,159	$54,148	$91,307
Liabilities
Interest-bearing deposits:
Checking with interest	$8	$123	$131	$17	$167	$184
Savings	15	318	333	25	342	367
Money market accounts	11	4,488	4,499	17	7,905	7,922
Time deposits	763	8,910	9,673	1,068	14,266	15,334
Total interest-bearing deposits	797	13,839	14,636	1,127	22,680	23,807
Securities sold under customer repurchase agreements	28	114	142	(6)	59	53
Other short-term borrowings	(58)	(112)	(170)	(929)	(127)	(1,056)
Long-term borrowings	1,367	(260)	1,107	656	543	1,199
Total interest-bearing liabilities	2,134	13,581	15,715	848	23,155	24,003
Change in net interest income	$19,863	$11,317	$31,180	$36,311	$30,993	$67,304
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
Second Quarter 2019 compared to Second Quarter 2018
Net interest income for the second quarter of 2019 totaled $327.3 million, an increase of $31.1 million, or 10.5%, compared to the second quarter of 2018. The taxable-equivalent NIM was 3.79% in the second quarter of 2019, an increase of 15 basis points from the same quarter in the prior year. The primary driver for this increase was a $42.1 million, or 24 basis points increase in interest and fees on loans due to higher average loans outstanding and higher loan yields, partially offset by a $14.6 million, or 30 basis points increase in interest expense on deposits due to higher balances and rates paid on time deposits and money market accounts.
Average interest-earning assets increased by $2.01 billion to $34.67 billion, compared to the second quarter of 2018. The primary driver for this change was higher average loan balances which increased $2.39 billion, primarily due to contributions from recent acquisitions and organic loan growth particularly within the commercial and residential mortgage portfolios. Offsetting this increase were declines in average investment securities of $287.9 million and average overnight investments of $99.0 million. The yield on interest-earning assets increased by 31 basis points to 4.06% when compared to the second quarter of 2018. The yield on loans and leases increased to 4.58%, or by 24 basis points, primarily due to higher yields on commercial and residential loans. The yield on overnight investments and investment securities increased by 65 basis points and 27 basis points, respectively. Higher federal funds rates was the primary driver for the yield increase on overnight investments, while the higher yields on mortgage-backed securities and U.S. Treasury securities were the primary drivers of the investment securities yield improvement.
Average interest-bearing liabilities increased $1.51 billion to $20.40 billion, compared to the second quarter of 2018. This increase was primarily due to an increase in average interest-bearing deposit balances of $1.34 billion driven by contributions from recent acquisitions and organic deposit growth, an increase in average long-term borrowings of $138.5 million, and an increase in average customer repurchase agreements of $39.4 million. Rates on interest-bearing liabilities increased by 30 basis points to 0.46%, primarily due to increased rates paid on time deposits and money market accounts.

Six Months of 2019 compared to Six Months of 2018
Net interest income for the six months ended June 30, 2019, was $647.8 million, an increase of $67.2 million, or 11.6%, compared to the same period of 2018. The taxable-equivalent NIM was 3.84% for the six months ended June 30, 2019, an increase of 23 basis points, from the same period of 2018. The primary driver of the increase was an $81.1 million, or 27 basis points increase in interest and fees on loans due to an increase in average loans outstanding, as well as higher loan yields. This increase was partially offset by a $23.8 million, or 25 basis points increase in interest expense on deposits.
Average year-to-date interest-earning assets for the six months ended June 30, 2019, increased by $1.56 billion to $34.06 billion, compared to the same period in 2018. This increase was primarily due to a $2.12 billion increase in average outstanding loans due the impact of recent acquisitions and organic loan growth, particularly within the commercial and residential mortgage portfolios. These increases were partially offset by declines in average overnight investments of $286.9 million and average investment securities of $274.7 million. The yield on interest-earning assets increased by 37 basis points to 4.07% for the six months ended June 30, 2019, compared to the same period in 2018. The yield on loans and leases increased by 27 basis points primarily due to higher yielding commercial and residential loans. The yield on overnight investments and the investment securities portfolio increased by 78 basis points and 31 basis points, respectively. Higher federal funds rates was the primary driver for the yield increase on overnight investments, while the higher yields on mortgage-backed securities and U.S. Treasury securities were the primary drivers of the investment securities yield improvement.
Average year-to-date interest-bearing liabilities for the six months ended June 30, 2019 increased by $1.07 billion to $20.03 billion compared to the same period in 2018. This increase was primarily due to a $1.08 billion increase in average interest-bearing deposit balances driven by the impact of recent acquisitions, as well as organic growth, primarily in time deposits and money market accounts. The rate paid on interest-bearing liabilities increased by 23 basis points to 0.40% for the six months ended June 30, 2019 compared to same period in 2018. The rate paid on interest-bearing deposits increased by 25 basis points due primarily to increased rates on time deposits and money market accounts. Rates on long-term borrowings increased by 28 basis points due to higher rates on borrowings assumed in recent acquisitions.
Although net interest margin has expanded in recent periods, management does not believe this trend will continue as new loan yields are declining due to changes in forward rate expectations and increased competition. This trend, coupled with higher interest expense and rising betas on deposits will likely result in margin compression for the remainder of 2019.
Provision for Loan and Lease Losses
BancShares recorded net provision expense of $5.2 million and $16.9 million for the three and six months ended June 30, 2019 as compared to $8.4 million and $16.0 million, respectively, for the same periods in 2018. The fluctuations in provision expense were primarily due to variances in loan growth between the periods, as well as changes in portfolio composition and credit quality.
Noninterest Income
Table 5
NONINTEREST INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cardholder services, net	$18,479	$14,925	$35,112	$29,707
Merchant services, net	6,455	6,478	12,290	12,655
Service charges on deposit accounts	25,790	25,952	50,855	52,495
Wealth management services	24,573	25,515	49,574	49,084
Securities gains, net	5,719	—	5,719	—
Marketable equity securities gains, net	3,144	4,440	14,472	5,411
Other service charges and fees	8,164	7,756	15,586	15,236
Mortgage income	5,038	4,703	8,696	8,940
Insurance commissions	2,854	2,940	6,145	6,716
ATM income	1,625	2,217	3,136	4,388
Gain on extinguishment of debt	—	—	—	25,814
Recoveries of PCI loans previously charged off	4,222	5,138	8,213	10,831
Other	812	863	740	2,334
Total noninterest income	$106,875	$100,927	$210,538	$223,611

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income consist of fees and service charges generated from deposit accounts, cardholder and merchant services, wealth management services, and mortgage lending and servicing.
Noninterest income for the second quarter of 2019 was $106.9 million, compared to $100.9 million for the same period of 2018, an increase of $5.9 million, or 5.9%. The most significant components of the change were as follows:

•	Realized gains on investment securities sales were $5.7 million for the second quarter of 2019, while no gains were recognized in the second quarter of 2018.

•	Income from cardholder services increased by $3.6 million due to higher interchange rates and transaction volumes, as well as cost savings achieved by converting to a new processor.

•	Fair value adjustments on marketable equity securities declined by $1.3 million.
Noninterest income was $210.5 million for the first six months of 2019, compared to $223.6 million for the same period of 2018, a decrease of $13.1 million, or 1.31%. The most significant components of the change were as follows:

•
$25.8 million gain on the extinguishment of debt in was recognized 2018, while no gains were recognized in 2019. The gain was primarily due to the extinguishment of eight Federal Home Loan Bank debt obligations totaling $675.0 million.

•	Fair value adjustments on marketable equity securities increased by $9.1 million.

•	Realized gains on investment securities sales were $5.7 million in 2019; no gains were recognized in 2018.

•	Income from cardholder services increased by $5.4 million due to higher transaction volumes and interchange rates, as well as cost savings achieved by converting to a new processor.

•	Service charges on deposit accounts and ATM income declined by $2.9 million due to reductions in acquired deposit balances and the temporary suspension of ATM fees at certain acquired locations.

•	Recoveries on acquired loans previously charged-off decreased by $2.6 million.
Noninterest Expense
Table 6
NONINTEREST EXPENSE

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Salaries and wages	$136,526	$129,841	$268,947	$259,044
Employee benefits	30,197	29,715	62,732	61,806
Occupancy expense	26,886	26,100	54,647	54,054
Equipment expense	28,489	25,167	55,229	50,141
FDIC insurance expense	2,757	5,492	5,417	11,225
Collection and foreclosure-related expenses	3,659	3,974	6,681	8,120
Merger-related expenses	4,084	2,412	5,803	3,010
Processing fees paid to third parties	6,641	7,890	13,730	16,086
Telecommunications expense	2,393	2,654	4,434	5,344
Consultant expense	3,639	3,000	6,520	6,006
Advertising expense	2,942	2,542	5,494	5,093
Core deposit intangible amortization	4,233	4,368	8,480	8,510
Other	20,951	22,838	42,940	45,617
Total noninterest expense	$273,397	$265,993	$541,054	$534,056
The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $273.4 million during the second quarter of 2019, compared to $266.0 million for the same period in 2018, an increase of $7.4 million, or 2.8%. The most significant components of the change were as follows:

•	Personnel expense increased $7.2 million primarily due to an increase in salaries and wages as a result of merit increases, and increased headcount from recent acquisitions.

•	Equipment expense increased by $3.3 million primarily due to hardware and software additions.

•	Merger-related expense increased by $1.7 million primarily due to an increase in acquisition activity.

•	FDIC insurance expense decreased $2.7 million primarily due to the discontinuation of the Deposit Insurance Fund surcharge on large banks.

•
Processing fees paid to third parties decreased by $1.2 million primarily due to cost savings associated with the operational conversion of previously completed acquisitions, partially offset by an increase in digital banking costs.

Noninterest expense was $541.1 million for the first six months of 2019, compared to $534.1 million for the same period in 2018, an increase of $7.0 million, or 1.3%. The most significant components of the change were as follows:

•	Personnel expense increased $10.8 million primarily due to an increase in salaries and wages as a result of merit increases and increased headcount from recent acquisitions.

•	Equipment expense increased by $5.1 million primarily due to hardware and software additions.

•	Merger-related expense increased by $2.8 million primarily due to an increase in acquisition activity.

•	FDIC insurance expense decreased $5.8 million primarily due to the discontinuation of the Deposit Insurance Fund surcharge on large banks.

•
Processing fees paid to third parties decreased by $2.4 million primarily due to cost savings associated with the operational conversion of previously completed acquisitions, partially offset by an increase in digital banking costs.

•	Collection and foreclosure-related expense decreased $1.4 million primarily due to reductions in the write downs of bank-owned properties.
Income Taxes
Income tax expense was $36.3 million and $29.4 million for the second quarter of 2019 and second quarter of 2018, respectively, representing effective tax rates of 23.3% and 24.0% during the periods. Income tax expense was $69.6 million and $60.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively, representing effective tax rates of 23.2% and 23.9% for the six months periods.
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
Interest-earning assets totaled $35.12 billion and $33.20 billion at June 30, 2019 and December 31, 2018, respectively. The $1.92 billion increase was primarily composed of a $1.20 billion increase in loans and leases and a $842.9 million increase in overnight investments, partially offset by a $138.8 million decrease in investment securities.
Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity and credit risk, and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares' objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note C in the Consolidated Financial Statements for additional disclosures regarding investment securities.
Investment securities totaled $6.70 billion at June 30, 2019, a decrease of $138.8 million compared to December 31, 2018. The decrease in the portfolio was primarily attributable to investment securities maturities/paydowns of $1.40 billion and sales of $621.6 million only partially offset by purchases totaling $1.75 billion.

As of June 30, 2019, investment securities available for sale had a net pre-tax unrealized gain of $3.3 million, compared to a net pre-tax unrealized loss of $50.0 million as of December 31, 2018. After evaluating the available for sale securities with unrealized losses, management concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no other than temporary impairment existed as of June 30, 2019. Available for sale securities are reported at fair value and unrealized gains and losses were included as a component of AOCI, net of deferred taxes.
Table 7
INVESTMENT SECURITIES

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Composition	Cost	Fair value	Composition	Cost	Fair value
Investment securities available for sale
U.S. Treasury	14.0%	$946,859	$948,402	18.2%	$1,249,243	$1,247,710
Government agency	7.9	533,269	534,804	3.7	257,252	256,835
Mortgage-backed securities	40.4	2,734,696	2,733,698	42.5	2,956,793	2,909,339
Corporate bonds	2.2	147,901	149,137	2.1	143,829	143,226
Total investment securities available for sale	64.6	4,362,725	4,366,041	66.5	4,607,117	4,557,110
Investment in marketable equity securities	1.6	80,542	111,489	1.4	73,809	92,599
Investment securities held to maturity
Mortgage-backed securities	33.3	2,182,500	2,249,735	32.1	2,184,653	2,201,502
Other	0.5	35,548	35,548	—	—	—
Total investment securities held to maturity	33.8	2,218,048	2,285,283	32.1	2,184,653	2,201,502
Total investment securities	100.0%	$6,661,315	$6,762,813	100.0%	$6,865,579	$6,851,211
Loans and Leases
Loans and leases were $26.73 billion at June 30, 2019, a net increase of $1.20 billion, representing annualized growth of 9.5% since December 31, 2018. This increase was driven by a $1.26 billion net increase in the non-PCI portfolio, partially offset by a $55.1 million decline in the PCI loan portfolio. The net increase in the non-PCI portfolio was due to $1.01 billion in non-PCI loans acquired through the recent acquisitions of Biscayne Bancshares and First South Bancorp as well as organic growth primarily in the commercial mortgage and residential mortgage portfolios. Excluding acquired loans, total loans grew by 1.4% on an annualized basis.
BancShares reports non-PCI and PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial. Non-PCI loans and leases at June 30, 2019 were $26.18 billion, representing 97.9% of total loans and leases, compared to $24.92 billion or 97.6% at December 31, 2018. PCI loans at June 30, 2019 were $551.4 million, representing 2.1% of total loans and leases, compared to $606.6 million or 2.4% at December 31, 2018.
The discount related to acquired non-PCI loans and leases at June 30, 2019 and December 31, 2018 was $35.7 million and $33.3 million, respectively. The discount related to PCI loans at June 30, 2019 and December 31, 2018 was $93.0 million and $95.5 million, respectively.

Table 8
LOANS AND LEASES

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$719,534	$757,854
Commercial mortgage	11,336,684	10,717,234
Other commercial real estate	506,760	426,985
Commercial and industrial and leases	3,980,504	3,938,730
Other	301,346	296,424
Total commercial loans	16,844,828	16,137,227
Noncommercial:
Residential mortgage	4,790,636	4,265,687
Revolving mortgage	2,470,653	2,542,975
Construction and land development	315,071	257,030
Consumer	1,755,602	1,713,781
Total noncommercial loans	9,331,962	8,779,473
Total non-PCI loans and leases	$26,176,790	$24,916,700
Total PCI loans	551,447	606,576
Total loans and leases	26,728,237	25,523,276
Less allowance for loan and lease losses	(226,583)	(223,712)
Net loans and leases	$26,501,654	$25,299,564
ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
The allowance for loan and lease losses was $226.6 million at June 30, 2019, representing an increase of $2.9 million since December 31, 2018. The ALLL as a percentage of total loans and leases was 0.85% at June 30, 2019, compared to 0.88% December 31, 2018.
At June 30, 2019, the ALLL allocated to total non-PCI loans and leases was $218.2 million, or 0.83% of non-PCI loans and leases, compared to $214.6 million, or 0.86%, at December 31, 2018. The ALLL as a percentage of non-PCI loans and leases declined 0.03% since December 31, 2018 primarily due to changes in portfolio mix partially offset by credit quality declines and increases in specific reserves.
At June 30, 2019, the ALLL for PCI loans totaled $8.3 million compared to $9.1 million at December 31, 2018. The decrease was primarily due to continued PCI loan portfolio run-off and improving cash flow estimates.
Net charge-offs for non-PCI loans and leases were $7.4 million during the second quarter of 2019, compared to $6.7 million during the second quarter of 2018. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.11% for the second quarter of 2019 and the second quarter of 2018. The net charge-off ratio was 0.11% for the six months ended June 30, 2019, unchanged for the same period of 2018.

Table 9
ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three months ended June 30		Six months ended June 30

(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan and lease losses at beginning of period	$228,775	$223,116	$223,712	$221,893
Non-PCI provision for loan and lease losses	5,835	8,277	17,749	13,528
PCI (credit) provision for loan losses	(637)	161	(801)	2,515
Non-PCI Charge-offs:
Commercial:
Construction and land development	(28)	(8)	(72)	(8)
Commercial mortgage	(89)	(459)	(850)	(505)
Other commercial real estate	—	(69)	—	(69)
Commercial and industrial and leases	(3,422)	(2,439)	(5,280)	(4,768)
Other	(31)	(38)	(31)	(41)
Total commercial	(3,570)	(3,013)	(6,233)	(5,391)
Noncommercial:
Residential mortgage	(478)	(289)	(644)	(1,095)
Revolving mortgage	(493)	(1,027)	(1,456)	(2,019)
Construction and land development	—	(37)	—	(219)
Consumer	(6,061)	(5,312)	(12,423)	(10,567)
Total noncommercial	(7,032)	(6,665)	(14,523)	(13,900)
Total non-PCI charge-offs	(10,602)	(9,678)	(20,756)	(19,291)
Non-PCI Recoveries:
Commercial:
Construction and land development	40	93	171	116
Commercial mortgage	56	225	276	464
Other commercial real estate	—	1	1	146
Commercial and industrial and leases	599	642	1,137	1,902
Other	221	1	665	43
Total commercial	916	962	2,250	2,671
Noncommercial:
Residential mortgage	52	110	225	187
Revolving mortgage	447	520	834	714
Construction and land development	—	101	—	127
Consumer	1,797	1,330	3,370	2,639
Total noncommercial	2,296	2,061	4,429	3,667
Total non-PCI recoveries	3,212	3,023	6,679	6,338
Non-PCI loans and leases charged off, net	(7,390)	(6,655)	(14,077)	(12,953)
PCI loans charged off, net	—	(34)	—	(118)
Allowance for loan and lease losses at end of period	$226,583	$224,865	$226,583	$224,865
Reserve for unfunded commitments	$1,149	$1,554	$1,149	$1,554

Table 10
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Average loans and leases:
PCI	$544,250	$682,521	$561,574	$708,034
Non-PCI	25,995,212	23,522,842	25,448,455	23,229,187
Loans and leases at period-end:
PCI	551,447	674,269	551,447	674,269
Non-PCI	26,176,790	23,864,168	26,176,790	23,864,168
Allowance for loan and lease losses allocated to loans and leases:
PCI	8,343	12,423	8,343	12,423
Non-PCI	218,240	212,442	218,240	212,442
Total	$226,583	$224,865	$226,583	$224,865
Net charge-offs (annualized) to average loans and leases:
PCI	—%	0.02%	—%	0.03%
Non-PCI	0.11	0.11	0.11	0.11
Total	0.11	0.11	0.11	0.11
ALLL to total loans and leases:
PCI	1.51	1.84	1.51	1.84
Non-PCI	0.83	0.89	0.83	0.89
Total	0.85	0.92	0.85	0.92
NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (OREO). At June 30, 2019, BancShares’ nonperforming assets totaled $151.2 million, an increase of $17.4 million since December 31, 2018.
Nonaccrual loans and leases at June 30, 2019 were $105.0 million, reflecting an increase of $19.2 million since December 31, 2018. The increase was primarily due to new nonaccrual loans within the commercial mortgage portfolio and acquired nonaccrual loans totaling $7.9 million. Despite this increase, the credit quality of the portfolio remains in line with our risk tolerances and management has not identified significant increases in portfolio risk. At June 30, 2019, OREO totaled $46.2 million, representing a decline of $1.8 million since December 31, 2018 as sales and write-downs of assets outpaced additions.
Table 11
NONPERFORMING ASSETS

	2019		2018
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$100,701	$88,958	$84,546	$85,419	$85,055
PCI	4,274	1,667	1,276	1,530	1,570
Other real estate owned	46,236	43,306	48,030	43,601	46,633
Total nonperforming assets	$151,211	$133,931	$133,852	$130,550	$133,258

Accruing loans and leases 90 days or more past due
Non-PCI	$3,468	$3,493	$2,888	$2,640	$3,179
PCI	29,319	33,981	37,020	38,073	41,266

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.57%	0.53%	0.52%	0.52%	0.54%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
We selectively agree to modify existing loan terms to provide relief to customers who are experiencing financial difficulties or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. TDRs that were not accruing interest at the time of restructure are included as nonperforming loans. TDRs that were accruing at the time of restructure and continue to perform based on the restructured terms are considered performing loans. Loans acquired under ASC 310-30 (PCI Loans), excluding pooled loans, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. Subsequent modification of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR since pooled PCI loans are excluded from the scope of TDR accounting.
Table 12
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	June 30, 2019	December 31, 2018
Accruing TDRs:
Non-PCI	$105,882	$108,992
PCI	17,918	18,101
Total accruing TDRs	123,800	127,093
Nonaccruing TDRs:
Non-PCI	40,977	28,918
PCI	80	119
Total nonaccruing TDRs	41,057	29,037
All TDRs:
Non-PCI	146,859	137,910
PCI	17,998	18,220
Total TDRs	$164,857	$156,130
OTHER ASSETS
Other assets increased $305.8 million primarily due an increase in accounts receivable of $152.3 million mainly driven by outstanding proceeds from unsettled U.S. Treasury securities maturities, as well as the addition of new operating lease right-of-use assets totaling $81.5 million and additional BOLI assets totaling $32.6 million obtained in recent acquisitions.
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, federal funds purchased, FHLB borrowings, subordinated debentures, and other borrowings. Interest-bearing liabilities totaled $20.68 billion at June 30, 2019, compared to $19.68 billion at December 31, 2018. The $1.00 billion increase was due an increase in interest-bearing deposits of $979.5 million, an increase in subordinated debentures of $13.5 million.
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
At June 30, 2019, total deposits were $32.72 billion, an increase of $2.05 billion, representing annualized growth of 13.5% since December 31, 2018. Excluding acquired deposits totaling $1.04 billion, total deposits increased $1.01 billion, or by 6.6% annualized, over the same time period. This organic growth was primarily the result of increases in demand, interest checking and time deposit accounts, partially offset by a decline in money market accounts.
Table 13
DEPOSITS

	June 30, 2019	December 31, 2018
Demand	$12,950,394	$11,882,670
Checking with interest	5,458,688	5,338,511
Money market	8,179,135	8,194,818
Savings	2,646,939	2,499,750
Time	3,484,515	2,756,711
Total deposits	$32,719,671	$30,672,460

Borrowings
At June 30, 2019, total borrowings were $914.4 million compared to $892.2 million at December 31, 2018. The $22.2 million increase from December 31, 2018 was primarily a result of acquired subordinated debentures totaling $13.5 million.
Table 14
BORROWINGS

	June 30, 2019	December 31, 2018
Securities sold under customer repurchase agreements	$544,527	$543,936
Federal Home Loan Bank borrowings	197,131	193,556
Subordinated debentures
SCB Capital Trust I	9,720	9,701
FCB/SC Capital Trust II	17,466	17,401
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	5,155	4,124
Other subordinated debentures	33,791	21,370
Total subordinated debentures	154,277	140,741
Other borrowings	18,446	13,921
Total borrowings	$914,381	$892,154
BancShares owns five special purpose entities – FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I, CCBI Capital Trust I, and FSBS Capital Trust I (the Trusts), which mature in 2036, 2034, 2034, 2036, and 2034, respectively. Subordinated debentures included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
During the six months ended June 30, 2019, FCB redeemed, in whole, all obligations related to CCBI Capital Trust I. In July 2019, FCB redeemed, in whole, all obligations related to FSBS Capital Trust I.
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Table 15 shows activities that caused the change in outstanding Class A common stock over the past five quarters.
In October 2018, BancShares' Board of Directors authorized the repurchase of up to 800,000 of BancShares' Class A common stock for the period November 1, 2018 through October 31, 2019. The authorization does not obligate BancShares to repurchase any particular amount of shares, and repurchases may be suspended or discontinued at any time. During the second quarter of 2019, BancShares repurchased 205,500 shares of Class A common stock for $89.8 million at an average cost per share of $436.81. During the first six months of 2019, BancShares repurchased a total of 448,500 shares of Class A common stock for $190.5 million at an average cost per share of $424.77. As of June 30, 2019, a total of 630,500 shares have been repurchased under the current Board authority. There were no share repurchases made during the comparable periods in 2018.
In April 2019, the Board authorized the repurchase of up to 800,000 of BancShares' Class A common stock for the period July 1, 2019 through June 30, 2020. This authorization was effective July 1, 2019 and supersedes the authorization approved in October 2018. Under this authorization and subsequent to quarter-end through August 2, 2019, BancShares repurchased an additional 69,600 shares of Class A common stock for $31.7 million at an average cost per share of $455.94.
Table 15
CHANGES IN SHARES OF CLASS A COMMON STOCK OUTSTANDING

	2019		2018
	Second	First	Fourth	Third	Second
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Class A shares outstanding at beginning of period	10,380	10,623	10,880	11,005	11,005
Repurchases	(205)	(243)	(257)	(125)	—
Class A shares outstanding at end of period	10,175	10,380	10,623	10,880	11,005

We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate given growth projections, risk profile and potential changes in the regulatory or external environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

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
Table 16
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	June 30, 2019		December 31, 2018
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,434,211	12.03%	$3,463,307	12.67%
Common equity Tier 1	6.50	3,434,211	12.03	3,463,307	12.67
Total risk-based capital	10.00	3,808,943	13.34	3,826,626	13.99
Tier 1 leverage ratio	5.00	3,434,211	9.35	3,463,307	9.77

FCB
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,463,780	12.15%	$3,315,742	12.17%
Common equity Tier 1	6.50	3,463,780	12.15	3,315,742	12.17
Total risk-based capital	10.00	3,734,012	13.10	3,574,561	13.12
Tier 1 leverage ratio	5.00	3,463,780	9.46	3,315,742	9.39
As of June 30, 2019, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
The capital conservation buffer introduced under Basel III became fully phased in at January 1, 2019 at 2.50%. BancShares and FCB had capital conservation buffers of 5.34% and 5.10%, respectively, at June 30, 2019, which exceeded the 2.50% requirement and, therefore, result in no limit on distributions.
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
We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. IRR scenarios modeled, include, but are not limited to, immediate, parallel rate shocks, interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates. While market interest rates peaked in November 2018, interest-bearing deposit rates have continued to see upward pressure due to rate specials and acquisitions. Despite this trend, overall rates remain relatively low and, as such, it is unlikely these rates will decline materially from current levels. Additionally, our projections incorporate an internal rate outlook and assumptions of customer migration from low rate deposit instruments to intermediate term fixed rate instruments as rates rise.
Table 17 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of June 30, 2019 and December 31, 2018.
Table 17
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	June 30, 2019	December 31, 2018
-100	(11.18)%	(10.67)%
+100	3.66	2.38
+200	4.49	1.66
Net interest income sensitivity metrics at June 30, 2019 compared to December 31, 2018 were primarily affected by a reduction in the forecast for both the number of offerings and promotional rates paid on time deposits. Additionally, as market interest rates have continued to fall throughout 2019, prepayment speeds have increased leading to an increase in loan interest income under positive rate shocks.
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
Table 18 table presents the EVE profile as of June 30, 2019 and December 31, 2018.
Table 18
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	June 30, 2019	December 31, 2018
-100	(21.14)%	(15.14)%
+100	10.24	3.34
+200	12.20	1.40
The economic value of equity metrics at June 30, 2019 compared to December 31, 2018 were primarily affected by strong growth in non-maturity deposits coupled with a sharp decline in market discount rates resulting in higher valuations.
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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $4.07 billion at June 30, 2019 compared to $3.11 billion at December 31, 2018. Another source of available funds was advances from the FHLB of Atlanta and Chicago. Outstanding FHLB advances were $197.2 million as of June 30, 2019, and we had sufficient collateral pledged to secure $6.26 billion of additional borrowings from the FHLB of Atlanta. Also, at June 30, 2019, $2.73 billion in non-PCI loans with a lendable collateral value of $2.09 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines which had $732.7 million of available capacity at June 30, 2019.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2019, BancShares’ market risk profile has not changed significantly from December 31, 2018 as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
No changes in BancShares' internal control over financial reporting occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.
PART II
Item 1. Legal Proceedings
BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that are expected to have a material effect on BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note L of BancShares' Notes to Unaudited Consolidated Financial Statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning BancShares' repurchases of outstanding common stock during the three month period ended June 30, 2019, is included in the following table:

Shares of Class A common stock purchased by BancShares during the period ended June 30, 2019
Class A common stock	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Purchases from April 1, 2019 to April 30, 2019	56,300	$430.39	56,300	318,700
Purchases from May 1, 2019 to May 31, 2019	76,600	442.63	76,600	242,100
Purchases from June 1, 2019 to June 30, 2019	72,600	435.66	72,600	169,500
Total	205,500	$436.81	205,500	169,500
In October 2018, the Board authorized the purchase of up to 800,000 of BancShares' Class A common stock for the period November 1, 2018 through October 31, 2019. In April 2019, the Board authorized the repurchase of up to 800,000 of BancShares' Class A common stock for the period July 1, 2019 through June 30, 2020. This authorization was effective July 1, 2019 and supersedes the authorization approved in October 2018.

Subsequent to quarter-end and through August 2, 2019, BancShares repurchased an additional 69,600 shares of Class A common stock for $31.7 million at an average cost per share of $455.94.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated April 23, 2019, by and among First Citizens BancShares, Inc., First Citizens Bank & Trust Company, FC Merger Subsidiary VII, Inc., and Entegra Financial Corp. (incorporated by reference from Registrant's Form 8-K dated April 24, 2019)

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

Date:	August 6, 2019		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer