Form 10-Q
period 2019-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2019-11-05
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—9,732,720 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of October 31, 2019)

PART I

Item 1.	Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$288,933	$327,440
Overnight investments	949,899	797,406
Investment in marketable equity securities (cost of $87,588 at September 30, 2019 and $73,809 at December 31, 2018)	116,854	92,599
Investment securities available for sale (cost of $4,898,771 at September 30, 2019 and $4,607,117 at December 31, 2018)	4,904,883	4,557,110
Investment securities held to maturity (fair value of $2,217,800 at September 30, 2019 and $2,201,502 at December 31, 2018)	2,145,943	2,184,653
Loans held for sale	83,256	45,505
Loans and leases	27,196,511	25,523,276
Allowance for loan and lease losses	(226,825)	(223,712)
Net loans and leases	26,969,686	25,299,564
Premises and equipment	1,222,659	1,204,179
Other real estate owned	46,253	48,030
Income earned not collected	117,123	109,903
Goodwill	296,764	236,347
Other intangible assets	65,147	72,298
Other assets	540,924	433,595
Total assets	$37,748,324	$35,408,629
Liabilities
Deposits:
Noninterest-bearing	$12,966,890	$11,882,670
Interest-bearing	19,776,387	18,789,790
Total deposits	32,743,277	30,672,460
Securities sold under customer repurchase agreements	522,195	543,936
Federal Home Loan Bank borrowings	192,672	193,556
Subordinated debentures	149,051	140,741
Other borrowings	112,153	13,921
FDIC shared-loss payable	110,586	105,618
Other liabilities	349,908	249,443
Total liabilities	34,179,842	31,919,675
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 9,878,820 and 10,623,220 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively)	9,879	10,623
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018)	—	—
Surplus	168,790	493,962
Retained earnings	3,560,580	3,218,551
Accumulated other comprehensive loss	(171,772)	(235,187)
Total shareholders’ equity	3,568,482	3,488,954
Total liabilities and shareholders’ equity	$37,748,324	$35,408,629

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2019	2018	2019	2018
Interest income
Loans and leases	$315,012	$272,215	$909,167	$785,283
Investment securities interest and dividend income	40,155	38,770	119,976	110,969
Overnight investments	7,151	4,721	20,820	15,932
Total interest income	362,318	315,706	1,049,963	912,184
Interest expense
Deposits	21,737	5,147	53,821	13,424
Securities sold under customer repurchase agreements	542	398	1,516	1,175
Federal Home Loan Bank borrowings	1,316	1,099	4,187	4,335
Subordinated debentures	1,774	1,561	5,398	4,655
Other borrowings	524	139	796	577
Total interest expense	25,893	8,344	65,718	24,166
Net interest income	336,425	307,362	984,245	888,018
Provision for loan and lease losses	6,766	840	23,714	16,883
Net interest income after provision for loan and lease losses	329,659	306,522	960,531	871,135
Noninterest income
Cardholder services, net	15,957	14,678	51,069	44,385
Merchant services, net	6,034	5,857	18,324	18,512
Service charges on deposit accounts	27,112	25,994	77,967	78,489
Wealth management services	25,212	24,459	74,786	73,543
Realized gains on investment securities available for sale, net	1,136	—	6,855	—
Marketable equity securities (losses) gains, net	(967)	3,854	13,505	9,265
Other service charges and fees	8,237	7,651	23,823	22,887
Mortgage income	7,438	4,123	16,134	13,063
Insurance commissions	2,960	2,755	9,105	9,471
ATM income	1,635	1,919	4,771	6,307
Gain on extinguishment of debt	—	703	—	26,517
Other	6,176	2,538	15,129	15,703
Total noninterest income	100,930	94,531	311,468	318,142
Noninterest expense
Salaries and wages	137,841	133,867	406,788	392,911
Employee benefits	28,358	28,850	91,090	90,656
Occupancy expense	28,163	26,632	82,810	80,686
Equipment expense	28,770	25,880	83,999	76,021
Processing fees paid to third parties	7,250	7,297	20,980	23,383
FDIC insurance expense	2,440	5,186	7,857	16,411
Collection and foreclosure-related expenses	3,044	4,269	9,725	12,389
Merger-related expenses	3,892	1,126	9,695	4,136
Other	30,667	34,430	98,535	105,000
Total noninterest expense	270,425	267,537	811,479	801,593
Income before income taxes	160,164	133,516	460,520	387,684
Income taxes	35,385	16,198	105,023	76,844
Net income	$124,779	$117,318	$355,497	$310,840
Weighted average shares outstanding	11,060,462	11,971,460	11,286,984	11,997,281
Net income per share	$11.27	$9.80	$31.50	$25.91

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2019	2018	2019	2018
Net income	$124,779	$117,318	$355,497	$310,840
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) on securities available for sale arising during the period	3,932	(13,810)	62,974	(9,656)
Tax effect	(906)	3,175	(14,485)	2,221
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(1,136)	—	(6,855)	—
Tax effect	262	—	1,577	—
Net unrealized gains (losses) on securities available for sale arising during the period	2,152	(10,635)	43,211	(7,435)
Unrealized losses on securities available for sale transferred to held to maturity:
Unrealized losses on securities available for sale transferred to held to maturity	—	—	—	(109,507)
Tax effect	—	—	—	25,186
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	6,095	6,502	18,004	10,975
Tax effect	(1,402)	(1,495)	(4,141)	(2,523)
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	4,693	5,007	13,863	(75,869)
Change in pension obligation:
Amortization of actuarial losses and prior service cost	2,745	3,495	8,235	10,486
Tax effect	(631)	(804)	(1,894)	(2,412)
Total change in pension obligation, net of tax	2,114	2,691	6,341	8,074
Other comprehensive income (loss)	8,959	(2,937)	63,415	(75,230)
Total comprehensive income	$133,738	$114,381	$418,912	$235,610

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended September 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2018	$11,005	$1,005	$658,918	$3,020,596	$(244,638)	$3,446,886
Net income	—	—	—	117,318	—	117,318
Other comprehensive loss, net of tax	—	—	—	—	(2,937)	(2,937)
Repurchase of 125,000 shares of Class A common stock	(125)	—	(57,961)	—	—	(58,086)
Cash dividends declared ($0.35 per share)
Class A common stock	—	—	—	(3,817)	—	(3,817)
Class B common stock	—	—	—	(351)	—	(351)
Balance at September 30, 2018	$10,880	$1,005	$600,957	$3,133,746	$(247,575)	$3,499,013

Balance at June 30, 2019	$10,175	$1,005	$303,880	$3,440,284	$(180,731)	$3,574,613
Net income	—	—	—	124,779	—	124,779
Other comprehensive income, net of tax	—	—	—	—	8,959	8,959
Repurchase of 295,900 shares of Class A common stock	(296)	—	(135,090)	—	—	(135,386)
Cash dividends declared ($0.40 per share)
Class A common stock	—	—	—	(4,081)	—	(4,081)
Class B common stock	—	—	—	(402)	—	(402)
Balance at September 30, 2019	$9,879	$1,005	$168,790	$3,560,580	$(171,772)	$3,568,482

	Nine months ended September 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	$11,005	$1,005	$658,918	$2,785,430	$(122,294)	$3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,715	(18,715)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	310,840	—	310,840
Other comprehensive loss, net of tax	—	—	—	—	(75,230)	(75,230)
Repurchase of 125,000 shares of Class A common stock	(125)	—	(57,961)	—	—	(58,086)
Cash dividends declared ($1.05 per share)
Class A common stock	—	—	—	(11,520)	—	(11,520)
Class B common stock	—	—	—	(1,055)	—	(1,055)
Balance at September 30, 2018	$10,880	$1,005	$600,957	$3,133,746	$(247,575)	$3,499,013

Balance at December 31, 2018	$10,623	$1,005	$493,962	$3,218,551	$(235,187)	$3,488,954
Net income	—	—	—	355,497	—	355,497
Other comprehensive income, net of tax	—	—	—	—	63,415	63,415
Repurchase of 744,400 shares of Class A common stock	(744)	—	(325,172)	—	—	(325,916)
Cash dividends declared ($1.20 per share)
Class A common stock	—	—	—	(12,262)	—	(12,262)
Class B common stock	—	—	—	(1,206)	—	(1,206)
Balance at September 30, 2019	$9,879	$1,005	$168,790	$3,560,580	$(171,772)	$3,568,482
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$355,497	$310,840
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	23,714	16,883
Deferred tax expense	43,939	13,642
Net change in current taxes	(33,433)	(21,266)
Depreciation	77,024	71,484
Net increase (decrease) in accrued interest payable	14,147	(1,552)
Net increase in income earned not collected	(3,567)	(7,650)
Realized gains on investment securities available for sale, net	(6,855)	—
Marketable equity securities gains, net	(13,505)	(9,265)
Gain on extinguishment of debt	—	(26,517)
Origination of loans held for sale	(518,894)	(456,193)
Proceeds from sale of loans held for sale	490,261	468,705
Gain on sale of loans held for sale	(10,308)	(8,640)
Gain on sale of portfolio loans	(299)	—
Net write-downs/losses on other real estate owned	1,924	3,156
Losses on premises and equipment	1,082	1,480
Net accretion of premiums and discounts	(29,737)	(22,965)
Amortization of intangible assets	17,934	17,580
Net change in FDIC payable for shared-loss agreements	4,968	3,234
Net change in mortgage servicing rights	(3,770)	(4,026)
Net change in other assets	1,454	34,851
Net change in other liabilities	(12,416)	(53,708)
Net cash provided by operating activities	399,160	330,073
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(629,705)	(702,356)
Purchases of investment securities available for sale	(3,706,949)	(979,495)
Purchases of investment securities held to maturity	(223,353)	(68,699)
Purchases of marketable equity securities	(23,238)	(2,818)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	305,479	196,146
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,690,277	1,046,293
Proceeds from sales of investment securities available for sale	1,746,099	327,737
Proceeds from sales of marketable equity securities	12,739	9,503
Net (increase) decrease in overnight investments	(150,006)	455,295
Proceeds from sales of portfolio loans	24,247	—
Proceeds from sales of other real estate owned	18,892	23,488
Proceeds from sales of premises and equipment	128	1,648
Purchases of premises and equipment	(89,219)	(91,200)
Business acquisitions, net of cash acquired	(73,792)	(106,298)
Net cash (used in) provided by investing activities	(1,098,401)	109,244
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	376,596	(218,826)
Net increase in demand and other interest-bearing deposits	701,426	496,499
Net decrease in short-term borrowings	(138,741)	(127,547)
Repayment of long-term obligations	(43,545)	(717,370)
Origination of long-term obligations	100,000	125,000
Repurchase of common stock	(321,263)	(58,086)
Cash dividends paid	(13,739)	(12,612)
Net cash provided by (used in) financing activities	660,734	(512,942)
Change in cash and due from banks	(38,507)	(73,625)
Cash and due from banks at beginning of period	327,440	336,150
Cash and due from banks at end of period	$288,933	$262,525
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$13,242	$17,013
Dividends declared but not paid	4,397	4,168
Net reclassification of portfolio loans to (from) loans held for sale	22,758	(2,016)
Transfers of premises and equipment to other real estate	2,184	—
Transfer of investment securities available for sale to held to maturity	—	2,485,761
Unsettled common stock repurchases	4,653	—
Initial recognition of operating lease assets	70,652	—
Initial recognition of operating lease liabilities	71,793	—
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
General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications
In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.
During the third quarter of 2019, the Company identified items in the prior period related to unsettled investment activity that had been reported as cash flows from operating activities and should have been presented as investing activities. The Company corrected the previously presented cash flows for this activity and in doing so, decreased net cash flows from operating activities with an offsetting increase in net cash flows from investing activities. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it was immaterial.
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
Share Repurchases
During the third quarter of 2019, BancShares repurchased 295,900 shares of Class A common stock for $135.4 million at an average cost per share of $457.50. During the first nine months of 2019, BancShares repurchased a total of 744,400 shares of Class A common stock for $325.9 million at an average cost per share of $437.84. During the three and nine months ended September 30, 2018, BancShares repurchased a total of 125,000 shares of Class A common stock for $58.1 million at an average cost per share of $464.68. All Class A common stock repurchases completed in 2019 and 2018 were consummated under previously approved authorizations.
The shares repurchases in the third quarter of 2019 included 50,000 shares of Class A common stock purchased from Ella Ann Holding, as trustee of her revocable trust. Mrs. Holding is the widow of BancShares’ former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, BancShares’ Chairman and Chief Executive Officer and Vice Chairman, respectively. Pursuant to the existing share purchase authorization, the board’s independent Audit Committee reviewed and approved the repurchase of up to 250,000 shares held by Mrs. Holding on or before April 30, 2020, pursuant to BancShares’ related person transaction policy.
Subsequent to quarter-end through October 31, 2019, BancShares repurchased an additional 146,100 shares of Class A common stock for $69.1 million at an average cost per share of $472.94, which included 50,000 shares repurchased from Mrs. Holding.
On October 29, 2019, the Board authorized share repurchases of up to 500,000 of BancShares' Class A common stock for the period November 1, 2019 through January 31, 2020. This authority will supersede all previously approved authorities.

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
The adoption of the new standard had an impact on our Consolidated Balance Sheet as of January 1, 2019, with the recording of operating Right-of-Use (ROU) assets and operating lease liabilities of $70.7 million and $71.8 million, respectively. The operating lease liability included a $1.1 million fair value adjustment for leases assumed in the acquisition of HomeBancorp, Inc. (HomeBancorp). In addition, at the adoption date we had finance lease ROU assets and finance lease liabilities, previously classified as capital leases, of $9.1 million and $8.3 million, respectively.  The Company did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. The Company has no related party lease agreements.  This ASU did not have a material impact on our Consolidated Statements of Income. See Note N in the Consolidated Financial Statements for additional disclosures.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. BancShares adopted this standard effective July 1, 2019 on a prospective basis. As of September 30, 2019, $3.7 million of deferred implementation costs related to cloud computing arrangements were recorded in other assets. These costs are expensed over the fixed, noncancellable term of the arrangement and are recorded to processing fees paid to third parties, consistent with the line item of the income statement where fees paid for the associated hosted service are recorded.

Recently Issued Accounting Pronouncements
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
For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. A cross-functional team co-led by Corporate Finance and Risk Management is in place to implement the new standard. We have completed initial current expected credit losses (CECL) models and accounting interpretations. We continue to refine and test our models, estimation techniques, operational processes and controls to be used in preparing CECL loss estimates and related financial statement disclosures. We have also begun evaluating our debt securities portfolio to determine the impact of adoption of CECL. We expect a significant portion of our securities portfolio to have an expectation of zero losses and therefore have no initial impact at adoption.

The CECL calculated losses on the loan portfolio are derived using estimated probability of default and loss given default models based on historical loss experience, borrower characteristics, forecasts of relevant economic conditions and other factors. Bancshares intends to use a two-year reasonable and supportable forecast period that incorporates one economic forecast, with a 12-month straight-line reversion period to historical averages. The outstanding loans are bifurcated between commercial and non-commercial portfolios and then further segmented into pools with similar risk characteristics. The commercial portfolio, comprising the majority of Bancshares’ total loans, primarily consists of loans with short contractual maturities that are expected to result in a reduction to the allowance for credit losses. This reduction is expected to be partially offset by an increase in the allowance for credit losses in the non-commercial portfolio given its longer contractual maturities. The Company is still evaluating the credit loss models for purchase credit impaired loans (PCI) to determine the appropriate amount required to be added to the allowance for credit losses.
BancShares continues to evaluate the impact of this standard on its consolidated financial statements but the total magnitude of this impact is still being finalized. The final impact will be dependent on, among other items, loan and debt security portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts in place at that time. Based on current factors, the overall allowance for credit losses is expected to decrease in aggregate, but the magnitude of the change is not anticipated to be material in relation to total assets, retained earnings or regulatory capital.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. BancShares will adopt the guidance in the first quarter of 2020 using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

NOTE B - BUSINESS COMBINATIONS

Community Financial Holding Co. Inc.
On September 24, 2019, FCB and Community Financial Holding Co. Inc. (Community Financial) entered into a definitive merger agreement for the acquisition by FCB of Duluth, Georgia-based Community Financial and its bank subsidiary, Gwinnett Community Bank. Under the terms of the agreement, total cash consideration of $2.3 million will paid to the shareholders of Community Financial. The transaction is anticipated to close during the first quarter of 2020, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. As of September 30, 2019, Community Financial reported $223.5 million in consolidated assets, $211.3 million in deposits and $147.0 million in loans.
Entegra Financial Corp.
On April 23, 2019, FCB and Entegra Financial Corp. (Entegra) entered into a definitive merger agreement for the acquisition by FCB of Franklin, North Carolina-based Entegra and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 per share will be paid to the shareholders of Entegra for each share of common stock and for each restricted stock unit after conversion to common stock, and each option to purchase Entegra common stock will be canceled and each option holder will receive a cash payment. The total transaction value is estimated to be approximately $219.8 million. The transaction is anticipated to close during the fourth quarter of 2019 or first quarter of 2020, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. FCB will be required to divest certain branches or other assets and liabilities in order to obtain regulatory approval for the transactions contemplated by the merger agreement. Any divestiture plan is subject to approval by the Federal Reserve Board in conjunction with the Department of Justice and has not been finalized as of the date of this filing. As of September 30, 2019, Entegra Bank reported $1.70 billion in total assets, $1.28 billion in deposits and $1.09 billion in loans.
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

Merger-related expenses of $2.5 million and $3.9 million were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively. Loan-related interest income generated from First South Bancorp was approximately $4.0 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.
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

Merger-related expenses of $0.6 million and $3.5 million were recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively. Loan-related interest income generated from Biscayne Bancshares was approximately $22.6 million since the acquisition date. The ongoing contributions of this transaction to BancShares' financial statements is not considered material, and therefore pro forma financial data is not included.

NOTE C - INVESTMENTS

The amortized cost and fair value of investment securities at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$748,206	$1,114	$2	$749,318
Government agency	666,029	1,404	1,812	665,621
Mortgage-backed securities	3,329,593	10,369	7,343	3,332,619
Corporate bonds	154,943	2,707	325	157,325
Total investment securities available for sale	4,898,771	15,594	9,482	4,904,883
Investment in marketable equity securities	87,588	29,605	339	116,854
Investment securities held to maturity
Mortgage-backed securities	2,115,141	71,857	—	2,186,998
Other	30,802	—	—	30,802
Total investment securities held to maturity	2,145,943	71,857	—	2,217,800
Total investment securities	$7,132,302	$117,056	$9,821	$7,239,537

	December 31, 2018
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,249,243	$633	$2,166	$1,247,710
Government agency	257,252	222	639	256,835
Mortgage-backed securities	2,956,793	5,309	52,763	2,909,339
Corporate bonds	143,829	261	864	143,226
Total investment securities available for sale	4,607,117	6,425	56,432	4,557,110
Investment in marketable equity securities	73,809	19,010	220	92,599
Investment securities held to maturity
Mortgage-backed securities	2,184,653	17,339	490	2,201,502
Total investment securities	$6,865,579	$42,774	$57,142	$6,851,211

Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the United States Small Business Administration. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions. BancShares also holds approximately 298,000 shares of Visa Class B common stock. BancShares' Visa Class B shares are not considered to have a readily determinable fair value and are included in the Consolidated Balance Sheet with no fair value.

The following table provides the amortized cost and fair value by contractual maturity for investment securities available for sale and held to maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities and government agency securities are dependent on the repayments of the underlying loan balances. Repayments of certain corporate bonds are subject to call provisions that can be exercised by the issuer at their discretion.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$748,206	$749,318	$1,049,253	$1,047,380
One through five years	13,364	13,795	205,526	205,805
Five through 10 years	137,638	139,430	134,370	133,626
Over 10 years	3,941	4,100	3,923	4,125
Government agency	666,029	665,621	257,252	256,835
Mortgage-backed securities	3,329,593	3,332,619	2,956,793	2,909,339
Total investment securities available for sale	$4,898,771	$4,904,883	$4,607,117	$4,557,110
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	30,552	30,552	—	—
One through five years	250	250	—	—
Mortgage-backed securities	2,115,141	2,186,998	2,184,653	2,201,502
Total investment securities held to maturity	$2,145,943	$2,217,800	$2,184,653	$2,201,502

There were gross gains of $1.3 million and $7.0 million on sales of investment securities available for sale for the three and nine months ended September 30, 2019, respectively. There were gross losses of $190.0 thousand on sales of investment securities available for sale during the three and nine month periods ended September 30, 2019. There were no gross gains or losses on sales of investment securities available for sale for the three and nine months ended September 30, 2018.
The following table provides the realized and unrealized gains and losses on marketable equity securities for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Marketable equity securities (losses) gains, net	$(967)	$3,854	$13,505	$9,265
Less net gains recognized on marketable equity securities sold	714	946	3,029	1,181
Unrealized (losses) gains recognized on marketable equity securities held	$(1,681)	$2,908	$10,476	$8,084

The following table provides information regarding securities with unrealized losses as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$49,867	$2	$—	$—	$49,867	$2
Government agency	323,470	1,471	66,278	341	389,748	1,812
Mortgage-backed securities	1,413,342	4,165	477,249	3,178	1,890,591	7,343
Corporate bonds	31,168	203	6,563	122	37,731	325
Total	$1,817,847	$5,841	$550,090	$3,641	$2,367,937	$9,482

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$248,983	$113	$848,622	$2,053	$1,097,605	$2,166
Government agency	115,273	601	2,310	38	117,583	639
Mortgage-backed securities	262,204	2,387	1,940,695	50,376	2,202,899	52,763
Corporate bonds	79,066	842	5,000	22	84,066	864
Total	$705,526	$3,943	$2,796,627	$52,489	$3,502,153	$56,432
Investment securities held to maturity
Mortgage-backed securities	$5,111	$181	$10,131	$309	$15,242	$490

As of September 30, 2019, there were 108 investment securities available for sale that had continuous losses for more than 12 months of which 107 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and one was a corporate bond.
None of the unrealized losses identified as of September 30, 2019 or December 31, 2018 relate to the marketability of the securities or the issuers' ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the debt securities were purchased. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Debt securities having an aggregate carrying value of $3.40 billion at September 30, 2019 and $4.03 billion at December 31, 2018 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

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

Loans and leases outstanding included the following at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$943,747	$757,854
Commercial mortgage	11,453,353	10,717,234
Other commercial real estate	491,063	426,985
Commercial and industrial and leases	4,129,384	3,938,730
Other	301,791	296,424
Total commercial loans	17,319,338	16,137,227
Noncommercial:
Residential mortgage	4,869,562	4,265,687
Revolving mortgage	2,414,884	2,542,975
Construction and land development	321,903	257,030
Consumer	1,757,235	1,713,781
Total noncommercial loans	9,363,584	8,779,473
Total non-PCI loans and leases	26,682,922	24,916,700
PCI loans:
Total PCI loans	513,589	606,576
Total loans and leases	$27,196,511	$25,523,276

At September 30, 2019, $9.33 billion in non-PCI loans with a lendable collateral value of $6.54 billion were used to secure $181.7 million in Federal Home Loan Bank (FHLB) of Atlanta advances, resulting in additional borrowing capacity of $6.35 billion. At December 31, 2018, $9.12 billion in non-PCI loans with a lendable collateral value of $6.36 billion were used to secure $175.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.18 billion.
At September 30, 2019, $3.47 billion in non-PCI loans with a lendable collateral value of $2.78 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (FRB). At December 31, 2018, $2.94 billion in non-PCI loans with a lendable collateral value of $2.19 billion were used to secure additional borrowing capacity at the FRB.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value. Since December 31, 2018, $23.9 million in portfolio loans were transferred to held for sale and subsequently sold. Loans held for sale totaled $83.3 million and $45.5 million at September 30, 2019 and December 31, 2018, respectively.
Net deferred fees on non-PCI loans and leases, including unearned income as well as unamortized costs and fees, were $0.2 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively. The net unamortized discount related to purchased non-PCI loans and leases was $32.2 million at September 30, 2019 and $33.3 million at December 31, 2018. During the three months ended September 30, 2019 and September 30, 2018, accretion income on purchased non-PCI loans and leases was $3.5 million and $2.9 million, respectively. During the nine months ended September 30, 2019 and September 30, 2018, accretion income on purchased non-PCI loans and leases was $10.0 million and $9.9 million, respectively.

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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2019 and December 31, 2018 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for non-PCI and PCI noncommercial loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

Non-PCI loans and leases outstanding at September 30, 2019 and December 31, 2018 by credit quality indicator are provided below:

	September 30, 2019
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$935,478	$11,217,849	$486,331	$3,974,806	$300,492	$16,914,956
Special mention	2,295	111,617	3,191	51,355	599	169,057
Substandard	5,974	123,887	1,541	33,584	700	165,686
Doubtful	—	—	—	115	—	115
Ungraded	—	—	—	69,524	—	69,524
Total	$943,747	$11,453,353	$491,063	$4,129,384	$301,791	$17,319,338

	December 31, 2018
(Dollars in thousands)	Non-PCI commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$753,985	$10,507,687	$422,500	$3,778,797	$294,700	$15,757,669
Special mention	1,369	114,219	3,193	54,814	1,105	174,700
Substandard	2,500	92,743	1,292	30,688	619	127,842
Doubtful	—	—	—	354	—	354
Ungraded	—	2,585	—	74,077	—	76,662
Total	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$16,137,227

	September 30, 2019
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,810,600	$2,391,778	$318,589	$1,741,622	$9,262,589
30-59 days past due	29,551	10,581	701	8,901	49,734
60-89 days past due	9,087	4,219	1,013	3,482	17,801
90 days or greater past due	20,324	8,306	1,600	3,230	33,460
Total	$4,869,562	$2,414,884	$321,903	$1,757,235	$9,363,584

	December 31, 2018
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,214,783	$2,514,269	$254,837	$1,696,321	$8,680,210
30-59 days past due	28,239	12,585	581	10,035	51,440
60-89 days past due	7,357	4,490	21	3,904	15,772
90 days or greater past due	15,308	11,631	1,591	3,521	32,051
Total	$4,265,687	$2,542,975	$257,030	$1,713,781	$8,779,473

PCI loans outstanding at September 30, 2019 and December 31, 2018 by credit quality indicator are provided below:

	September 30, 2019	December 31, 2018
(Dollars in thousands)	PCI commercial Loans
Grade:
Pass	$132,338	$141,922
Special mention	43,535	48,475
Substandard	72,647	101,447
Doubtful	4,308	4,828
Total	$252,828	$296,672

	September 30, 2019	December 31, 2018
(Dollars in thousands)	PCI noncommercial Loans
Current	$234,494	$268,280
30-59 days past due	8,613	11,155
60-89 days past due	5,573	7,708
90 days or greater past due	12,081	22,761
Total	$260,761	$309,904

The aging of the outstanding non-PCI loans and leases, by class, at September 30, 2019 and December 31, 2018 are provided in the tables below. Loans and leases past due 30 days or less are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development	$902	$86	$3,760	$4,748	$938,999	$943,747
Commercial mortgage	22,270	2,386	10,737	35,393	11,417,960	11,453,353
Other commercial real estate	80	130	698	908	490,155	491,063
Commercial and industrial and leases	10,015	4,373	4,257	18,645	4,110,739	4,129,384
Other	61	211	13	285	301,506	301,791
Total commercial loans	33,328	7,186	19,465	59,979	17,259,359	17,319,338
Noncommercial:
Residential mortgage	29,551	9,087	20,324	58,962	4,810,600	4,869,562
Revolving mortgage	10,581	4,219	8,306	23,106	2,391,778	2,414,884
Construction and land development	701	1,013	1,600	3,314	318,589	321,903
Consumer	8,901	3,482	3,230	15,613	1,741,622	1,757,235
Total noncommercial loans	49,734	17,801	33,460	100,995	9,262,589	9,363,584
Total non-PCI loans and leases	$83,062	$24,987	$52,925	$160,974	$26,521,948	$26,682,922

	December 31, 2018
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development	$516	$9	$444	$969	$756,885	$757,854
Commercial mortgage	14,200	2,066	3,237	19,503	10,697,731	10,717,234
Other commercial real estate	91	76	300	467	426,518	426,985
Commercial and industrial and leases	9,655	1,759	2,892	14,306	3,924,424	3,938,730
Other	285	—	89	374	296,050	296,424
Total commercial loans	24,747	3,910	6,962	35,619	16,101,608	16,137,227
Noncommercial:
Residential mortgage	28,239	7,357	15,308	50,904	4,214,783	4,265,687
Revolving mortgage	12,585	4,490	11,631	28,706	2,514,269	2,542,975
Construction and land development	581	21	1,591	2,193	254,837	257,030
Consumer	10,035	3,904	3,521	17,460	1,696,321	1,713,781
Total noncommercial loans	51,440	15,772	32,051	99,263	8,680,210	8,779,473
Total non-PCI loans and leases	$76,187	$19,682	$39,013	$134,882	$24,781,818	$24,916,700

The recorded investment, by class, in non-PCI loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$5,372	$—	$666	$—
Commercial mortgage	24,993	796	12,594	—
Commercial and industrial and leases	6,630	1,099	4,624	808
Other commercial real estate	709	—	366	—
Other	121	—	279	—
Total commercial loans	37,825	1,895	18,529	808
Noncommercial:
Construction and land development	1,716	—	1,823	—
Residential mortgage	43,677	439	35,662	—
Revolving mortgage	22,748	—	25,563	—
Consumer	2,850	1,913	2,969	2,080
Total noncommercial loans	70,991	2,352	66,017	2,080
Total non-PCI loans and leases	$108,816	$4,247	$84,546	$2,888

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
The recorded fair values of PCI loans acquired in the Biscayne Bancshares and First South Bancorp transactions as of the acquisition date are as follows:

(Dollars in thousands)	Biscayne Bancshares	First South Bancorp
Commercial:
Construction and land development	$—	$1,233
Commercial mortgage	7,589	9,355
Commercial and industrial and leases	1,660	1,202
Total commercial loans	9,249	11,790
Noncommercial:
Residential mortgage	3,783	4,591
Construction and land development	—	17
Total noncommercial loans	3,783	4,608
Total PCI loans	$13,032	$16,398

The following table provides changes in the carrying value of all PCI loans during the nine months ended September 30, 2019 and September 30, 2018:

(Dollars in thousands)	2019	2018
Balance at January 1	$606,576	$762,998
Fair value of acquired loans	29,430	15,555
Accretion	45,891	45,699
Payments received and other changes, net	(168,308)	(186,234)
Balance at September 30	$513,589	$638,018
Unpaid principal balance at September 30	$724,745	$999,926

The carrying value of PCI loans on the cost recovery method was $3.1 million and $3.3 million at September 30, 2019 and December 31, 2018, respectively. The cost recovery method is applied to loans when the timing of future cash flows cannot be reasonably estimated due to borrower nonperformance or uncertainty in the ultimate disposition of the asset. The recorded investment of PCI loans on nonaccrual status was $0.8 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively. The remaining discount on PCI loans was $85.0 million and $95.5 million at September 30, 2019 and December 31, 2018, respectively.
During the three months ended September 30, 2019 and September 30, 2018, accretion income on PCI loans was $16.2 million and $13.5 million, respectively. During the nine months ended September 30, 2019 and September 30, 2018, accretion income on PCI loans was $45.9 million and $45.7 million, respectively.
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flow not related to credit improvements or deterioration do not affect the nonaccretable difference.
The following table documents changes to the amount of accretable yield for the first nine months of 2019 and 2018:

(Dollars in thousands)	2019	2018
Balance at January 1	$312,894	$316,679
Additions from Biscayne Bancshares and First South Bancorp acquisitions	8,777	—
Additions from HomeBancorp acquisition	—	4,142
Accretion	(45,891)	(45,699)
Reclassifications from nonaccretable difference	6,156	5,866
Changes in expected cash flows that do not affect nonaccretable difference	(21,757)	42,214
Balance at September 30	$260,179	$323,202

NOTE E - ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

Activity in the allowance for non-PCI loan and lease losses by class of loans is summarized as follows:

	Three months ended September 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at July 1	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$218,240
Provision (credits)	208	(1,337)	(90)	4,714	54	1,024	(153)	148	3,674	8,242
Charge-offs	(116)	(1)	—	(3,047)	(42)	(313)	(534)	—	(5,594)	(9,647)
Recoveries	52	226	—	611	20	68	201	—	1,945	3,123
Balance at September 30	$32,088	$47,850	$2,252	$59,179	$2,215	$17,711	$20,635	$2,898	$35,130	$219,958

	Three months ended September 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Balance at July 1	$23,664	$44,465	$3,823	$61,311	$4,691	$17,802	$21,886	$4,027	$30,773	$212,442
Provision (credits)	8,702	(2,870)	(1,219)	(5,260)	(2,404)	(1,828)	465	(1,203)	7,971	2,354
Charge-offs	(35)	(606)	—	(2,106)	(56)	(360)	(759)	—	(5,525)	(9,447)
Recoveries	136	99	1	497	117	128	712	—	1,249	2,939
Balance at September 30	$32,467	$41,088	$2,605	$54,442	$2,348	$15,742	$22,304	$2,824	$34,468	$208,288

	Nine months ended September 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568
Provision (credits)	(3,217)	4,748	(230)	10,138	(618)	2,903	(272)	548	11,991	25,991
Charge-offs	(188)	(851)	—	(8,327)	(73)	(957)	(1,990)	—	(18,017)	(30,403)
Recoveries	223	502	1	1,748	685	293	1,035	—	5,315	9,802
Balance at September 30	$32,088	$47,850	$2,252	$59,179	$2,215	$17,711	$20,635	$2,898	$35,130	$219,958

	Nine months ended September 30, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	Total
Balance at January 1	$24,470	$45,005	$4,571	$59,824	$4,689	$15,706	$22,436	$3,962	$31,204	$211,867
Provision (credits)	7,788	(3,369)	(2,044)	(907)	(2,403)	1,176	1,220	(1,046)	15,468	15,883
Charge-offs	(43)	(1,111)	(69)	(6,874)	(98)	(1,455)	(2,778)	(219)	(16,092)	(28,739)
Recoveries	252	563	147	2,399	160	315	1,426	127	3,888	9,277
Balance at September 30	$32,467	$41,088	$2,605	$54,442	$2,348	$15,742	$22,304	$2,824	$34,468	$208,288

The following tables present the allowance and recorded investment in loans and leases by class of loans, as well as the associated impairment method at September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$311	$2,850	$12	$1,191	$59	$2,761	$2,559	$88	$1,064	$10,895
ALLL for loans and leases collectively evaluated for impairment	31,777	45,000	2,240	57,988	2,156	14,950	18,076	2,810	34,066	209,063
Total allowance for loan and lease losses	$32,088	$47,850	$2,252	$59,179	$2,215	$17,711	$20,635	$2,898	$35,130	$219,958

Loans and leases:
Loans and leases individually evaluated for impairment	$5,713	$64,380	$1,171	$12,262	$261	$54,311	$28,730	$3,088	$3,208	$173,124
Loans and leases collectively evaluated for impairment	938,034	11,388,973	489,892	4,117,122	301,530	4,815,251	2,386,154	318,815	1,754,027	26,509,798
Total loan and leases	$943,747	$11,453,353	$491,063	$4,129,384	$301,791	$4,869,562	$2,414,884	$321,903	$1,757,235	$26,682,922

	December 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$490	$2,671	$42	$1,137	$105	$1,901	$2,515	$81	$885	$9,827
ALLL for loans and leases collectively evaluated for impairment	34,780	40,780	2,439	54,483	2,116	13,571	19,347	2,269	34,956	204,741
Total allowance for loan and lease losses	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568

Loans and leases:
Loans and leases individually evaluated for impairment	$2,175	$55,447	$860	$9,868	$291	$42,168	$28,852	$3,749	$3,020	$146,430
Loans and leases collectively evaluated for impairment	755,679	10,661,787	426,125	3,928,862	296,133	4,223,519	2,514,123	253,281	1,710,761	24,770,270
Total loan and leases	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$4,265,687	$2,542,975	$257,030	$1,713,781	$24,916,700

PCI allowance activity and balances for the three and nine months ended September 30, 2019 and September 30, 2018 is summarized as follows:

(Dollars in thousands)	Three months ended September 30, 2019	Three months ended September 30, 2018
PCI Loans
Allowance for loan losses:
Balance at July 1	$8,343	$12,423
(Credit) provision	(1,476)	(1,514)
Charge-offs	—	—
Recoveries	—	—
Balance at September 30	$6,867	$10,909

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Balance at January 1	$9,144	$10,026
(Credit) provision	(2,277)	1,000
Charge-offs	—	(117)
Recoveries	—	—
Balance at September 30	$6,867	$10,909

Recoveries related to PCI loans that have been previously charged-off and are not covered under loss share agreements are recorded as noninterest income rather than as an adjustment to the allowance for loan and lease losses.

The following table presents the PCI allowance and recorded investment in loans at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
ALLL for loans acquired with deteriorated credit quality	$6,867	$9,144
Loans acquired with deteriorated credit quality	513,589	606,576

At September 30, 2019 and December 31, 2018, $99.0 million and $186.6 million, respectively, of PCI loans experienced an adverse change in expected cash flows since the date of acquisition.
The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group:

	September 30, 2019
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$2,018	$3,695	$5,713	$6,146	$311
Commercial mortgage	35,222	29,158	64,380	69,172	2,850
Other commercial real estate	195	976	1,171	1,265	12
Commercial and industrial and leases	7,238	5,024	12,262	14,456	1,191
Other	198	63	261	280	59
Total commercial loans	44,871	38,916	83,787	91,319	4,423
Noncommercial:
Residential mortgage	44,009	10,302	54,311	58,515	2,761
Revolving mortgage	25,070	3,660	28,730	31,772	2,559
Construction and land development	1,676	1,412	3,088	3,381	88
Consumer	3,155	53	3,208	3,594	1,064
Total noncommercial loans	73,910	15,427	89,337	97,262	6,472
Total non-PCI impaired loans and leases	$118,781	$54,343	$173,124	$188,581	$10,895

	December 31, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$1,897	$278	$2,175	$2,606	$490
Commercial mortgage	34,177	21,270	55,447	61,317	2,671
Other commercial real estate	243	617	860	946	42
Commercial and industrial and leases	7,153	2,715	9,868	14,695	1,137
Other	216	75	291	301	105
Total commercial loans	43,686	24,955	68,641	79,865	4,445
Noncommercial:
Residential mortgage	40,359	1,809	42,168	45,226	1,901
Revolving mortgage	25,751	3,101	28,852	31,371	2,515
Construction and land development	2,337	1,412	3,749	4,035	81
Consumer	2,940	80	3,020	3,405	885
Total noncommercial loans	71,387	6,402	77,789	84,037	5,382
Total non-PCI impaired loans and leases	$115,073	$31,357	$146,430	$163,902	$9,827
Non-PCI impaired loans less than $500,000 that were collectively evaluated for impairment totaled $42.8 million and $47.1 million at September 30, 2019 and December 31, 2018, respectively.

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30, 2019		Three months ended September 30, 2018
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$6,130	$6	$2,101	$27
Commercial mortgage	70,351	551	63,752	583
Other commercial real estate	1,186	6	950	10
Commercial and industrial and leases	13,085	140	9,310	92
Other	298	2	205	1
Total commercial	91,050	705	76,318	713
Noncommercial:
Residential mortgage	56,029	346	42,601	330
Revolving mortgage	30,067	260	27,503	234
Construction and land development	3,124	25	3,190	42
Consumer	3,443	37	2,769	31
Total noncommercial	92,663	668	76,063	637
Total non-PCI impaired loans and leases	$183,713	$1,373	$152,381	$1,350

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$3,460	$40	$1,580	$55
Commercial mortgage	61,962	1,653	68,043	1,953
Other commercial real estate	797	20	1,336	33
Commercial and industrial and leases	11,478	353	9,500	269
Other	314	6	90	1
Total commercial	78,011	2,072	80,549	2,311
Noncommercial:
Residential mortgage	49,048	988	41,124	903
Revolving mortgage	29,477	763	26,228	657
Construction and land development	3,473	93	3,607	134
Consumer	3,152	97	2,644	87
Total noncommercial	85,150	1,941	73,603	1,781
Total non-PCI impaired loans and leases	$163,161	$4,013	$154,152	$4,092

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

The following table provides a summary of total TDRs by accrual status. Total TDRs included $17.4 million and $18.2 million of PCI TDRs at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$518	$1,109	$1,627	$1,946	$352	$2,298
Commercial mortgage	50,206	7,064	57,270	53,270	7,795	61,065
Other commercial real estate	474	—	474	851	9	860
Commercial and industrial and leases	10,161	2,180	12,341	7,986	2,060	10,046
Other	153	107	260	118	173	291
Total commercial loans	61,512	10,460	71,972	64,171	10,389	74,560
Noncommercial:
Residential mortgage	37,798	16,439	54,237	37,903	9,621	47,524
Revolving mortgage	20,968	7,839	28,807	20,492	8,196	28,688
Construction and land development	1,570	1,518	3,088	2,227	110	2,337
Consumer	2,566	642	3,208	2,300	721	3,021
Total noncommercial loans	62,902	26,438	89,340	62,922	18,648	81,570
Total loans	$124,414	$36,898	$161,312	$127,093	$29,037	$156,130

The following table provides the types of modifications designated as TDRs during the three and nine months ended September 30, 2019 and September 30, 2018, as well as a summary of loans that were modified as a TDR during the twelve month periods ended September 30, 2019 and September 30, 2018 that subsequently defaulted during the three and nine months ended September 30, 2019 and September 30, 2018. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2019				Three months ended September 30, 2018
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	2	$1,221	—	$—	1	$300	—	$—
Loan term extension	5	2,473	—	—	9	2,565	2	327
Below market interest rate	80	4,460	34	2,034	56	7,109	32	2,832
Discharged from bankruptcy	55	6,097	25	2,002	38	1,833	16	607
Total restructurings	142	$14,251	59	$4,036	104	$11,807	50	$3,766

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	6	$3,209	2	$2,064	3	$1,136	2	$836
Loan term extension	13	3,870	4	514	32	4,414	9	943
Below market interest rate	205	14,968	86	5,977	211	24,245	82	6,098
Discharged from bankruptcy	157	13,499	72	5,421	139	7,360	69	3,595
Total restructurings	381	$35,546	164	$13,976	385	$37,155	162	$11,472
For the three and nine months ended September 30, 2019 and September 30, 2018, the pre-modification and post-modification outstanding recorded investments of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED (OREO)

The following table explains changes in OREO during the nine months ended September 30, 2019 and September 30, 2018:

(Dollars in thousands)	Total
Balance at December 31, 2018	$48,030
Additions	15,426
Acquired in business combination	3,613
Sales	(17,595)
Write-downs/losses	(3,221)
Balance at September 30, 2019	$46,253

Balance at December 31, 2017	$51,097
Additions	17,013
Acquired in business combination	2,135
Sales	(23,488)
Write-downs/losses	(3,156)
Balance at September 30, 2018	$43,601

At September 30, 2019 and December 31, 2018, BancShares had $16.4 million and $17.2 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $21.1 million and $22.0 million at September 30, 2019 and December 31, 2018, respectively.

NOTE G - FDIC SHARED-LOSS PAYABLE

As of September 30, 2019, Bancshares has outstanding shared-loss agreements related to two FDIC-assisted transactions. These agreements include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition and is recorded in the Consolidated Balance Sheets FDIC shared-loss payable. The clawback liability payment dates are March 2020 and March 2021.
As of September 30, 2019 shared-loss protection remains from FDIC transactions for single family residential loans acquired in the amount of $47.3 million.
The following table provides changes in the FDIC shared-loss payable since December 31, 2018:

(Dollars in thousands)	Total
Balance at December 31, 2018	$105,618
Accretion	4,968
Balance at September 30, 2019	$110,586

NOTE H - SERVICING RIGHTS

Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $3.06 billion and $2.95 billion as of September 30, 2019 and December 31, 2018, respectively. These loans are originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights were recorded as a servicing asset and are reported in other intangible assets on the Consolidated Balance Sheets, and the associated amortization expense and any valuation allowance recognized was included as a reduction of mortgage income in the Consolidated Statements of Income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned for the three months ended September 30, 2019 and 2018 were $1.9 million and are reported in mortgage income in the Consolidated Statements of Income. For the nine months ended September 30, 2019 and 2018, contractually specified mortgage servicing fees, late fees, and ancillary fees earned were $5.8 million and $5.6 million, respectively.

The following table explains changes in the servicing asset during the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$20,665	$21,657	$21,396	$21,945
Servicing rights originated	1,532	1,396	3,943	4,026
Amortization	(1,581)	(1,420)	(4,595)	(4,338)
Valuation allowance (increase) decrease	(45)	—	(173)	—
Ending balance	$20,571	$21,633	$20,571	$21,633

BancShares recorded valuation allowance provision expense of $45.0 thousand and $173.0 thousand for the three and nine months ended September 30, 2019, respectively. There was no provision expense or release recorded for the the three and nine months ended September 30, 2018. Mortgage servicing rights valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	September 30, 2019	December 31, 2018
Discount rate - conventional fixed loans	8.67%	9.69%
Discount rate - all loans excluding conventional fixed loans	9.67%	10.69%
Weighted average constant prepayment rate	14.15%	9.26%
Weighted average cost to service a loan	$87.09	$87.52
The fair value of mortgage servicing rights is sensitive to changes in assumptions and is determined by estimating the present value of the asset's future cash flows by utilizing discount rates, prepayment rates, and other inputs. The discount rate is based on the 10-year U.S. Treasury rate plus a risk premium of 700 basis points for conventional fixed loans and 800 basis points for all other loans. The prepayment rate is derived from the Public Securities Association Standard Prepayment model. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity. This results in a decrease in fair value. The average cost to service a loan is based on the number of loans serviced and the total cost to service the loans.
Other Servicing Rights
Other servicing rights were acquired as part of a business combination and relate to the sale of the guaranteed portion of government guaranteed loans with servicing retained. The amount of the other servicing rights were $1.9 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively.

NOTE I - REPURCHASE AGREEMENTS

BancShares utilizes securities sold under customer repurchase agreements to facilitate the needs of customers and secure wholesale funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security, and which obligates BancShares to repurchase the security, with interest, at an agreed upon date, repurchase price, and interest rate. These agreements are recorded at the amount of cash received in connection with the transaction and are reflected as securities sold under customer repurchase agreements on the Consolidated Balance Sheets. The remaining contractual maturity of the $522.2 million and $543.9 million securities sold under repurchase agreements at September 30, 2019 and December 31, 2018, respectively, was overnight and continuous.
Repurchase agreements require BancShares to maintain collateral to support the outstanding obligations. BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents and consist of U.S. Treasury and mortgage-backed securities.
At September 30, 2019, the carrying value of investment securities pledged as collateral under repurchase agreements was $541.6 million, including investment securities available for sale of $305.2 million and investment securities held to maturity of $236.4 million. At December 31, 2018, the carrying value of investment securities pledged as collateral under repurchase agreements was $598.6 million, all of which were investment securities available for sale.

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
The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale and held to maturity. The fair value of U.S. Treasury, government agency and mortgage-backed securities is generally estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. Corporate bonds held by BancShares are generally measured at fair value based on indicative bids from broker-dealers and are not directly observable. These securities are considered Level 3.
Investment in marketable equity securities. Equity securities are measured at fair value using observable closing prices and the valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.
Loans held for sale. Management elects the fair value option on certain residential real estate loans that are originated to be sold to investors. The loans are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Portfolio loans that are subsequently transferred to held for sale to be sold in the secondary market are carried at fair value when a firm commitment from a counterparty exists. The fair value of the transferred portfolio loans is based on the quoted prices and is considered a Level 1 input.
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

Mortgage and other servicing rights. Mortgage and other servicing rights are carried at the lower of amortized cost or market value and are, therefore, carried at fair value only when fair value is less than the amortized cost. The fair value of mortgage and other servicing rights is performed using a pooling methodology. Similar loans are pooled together and a model that relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for mortgage and other servicing rights are considered Level 3 inputs.
Deposits. For non-time deposits, carrying value is a reasonable estimate of fair value. The fair value of time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurement for deposits are considered Level 2 inputs.
Borrowings. For borrowings, the fair values are determined based on recent trades or sales of the actual security if available. Otherwise, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for FHLB borrowings, subordinated debentures, and other borrowings are considered Level 2 inputs.
Payable to the FDIC for shared-loss agreements. The fair value of the payable to the FDIC for shared-loss agreements is determined based on expected payments to the FDIC in accordance with the shared-loss agreements. Cash flows are discounted using current discount rates to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurement for the payable to the FDIC are considered Level 3 inputs.
Off-balance-sheet commitments and contingencies. Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares' financial position.
 For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2019 and December 31, 2018. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$288,933	$288,933	$327,440	$327,440
Overnight investments	949,899	949,899	797,406	797,406
Investment in marketable equity securities	116,854	116,854	92,599	92,599
Investment securities available for sale	4,904,883	4,904,883	4,557,110	4,557,110
Investment securities held to maturity	2,145,943	2,217,800	2,184,653	2,201,502
Loans held for sale	83,256	83,256	45,505	45,505
Net loans and leases	26,969,686	27,301,164	25,299,564	24,845,060
Income earned not collected	117,123	117,123	109,903	109,903
Federal Home Loan Bank stock	25,355	25,355	25,304	25,304
Mortgage and other servicing rights	22,431	24,823	24,066	27,435
Deposits	32,743,277	32,739,923	30,672,460	30,623,214
Securities sold under customer repurchase agreements	522,195	522,195	543,936	543,936
Federal Home Loan Bank borrowings	192,672	199,098	193,556	195,374
Subordinated debentures	149,051	156,566	140,741	151,670
Other borrowings	112,153	117,630	13,921	13,985
FDIC shared-loss payable	110,586	113,309	105,618	105,846
Accrued interest payable	17,859	17,859	3,712	3,712

Among BancShares' assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$749,318	$—	$749,318	$—
Government agency	665,621	—	665,621	—
Mortgage-backed securities	3,332,619	—	3,332,619	—
Corporate bonds	157,325	—	—	157,325
Total investment securities available for sale	$4,904,883	$—	$4,747,558	$157,325
Marketable equity securities	$116,854	$29,241	$87,613	$—
Loans held for sale	$83,256	$—	$83,256	$—

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,247,710	$—	$1,247,710	$—
Government agency	256,835	—	256,835	—
Mortgage-backed securities	2,909,339	—	2,909,339	—
Corporate bonds	143,226	—	—	143,226
Total investment securities available for sale	$4,557,110	$—	$4,413,884	$143,226
Marketable equity securities	$92,599	$17,887	$74,712	$—
Loans held for sale	$45,505	$—	$45,505	$—

During the three and nine months ended September 30, 2019, there were no transfers between levels. For the three months ended September 30, 2018, there were no transfers between levels and for the nine ended September 30, 2018, there were transfers from Level 2 to Level 3 of $65.3 million for corporate bonds available for sale. The transfers were due to a lack of observable inputs and trade activity for those securities.
The following tables summarize activity for Level 3 assets:

Nine months ended September 30, 2019
(Dollars in thousands)	Corporate bonds
Balance at January 1, 2019	$143,226
Amounts included in net income	123
Unrealized net gains included in other comprehensive income	2,985
Purchases	11,991
Balance at September 30, 2019	$157,325
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at September 30, 2019:

(Dollars in thousands)			September 30, 2019
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$157,325

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a gain of $583 thousand and a loss of $773 thousand for the three months ended September 30, 2019 and September 30, 2018, respectively. The changes in fair value included a gain of $750 thousand and a loss of $528 thousand for nine months ended September 30, 2019 and September 30, 2018, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$83,256	$81,073	$2,183

	December 31, 2018
	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$45,505	$44,073	$1,432
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2019 or December 31, 2018.
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 11% applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate for the majority of impaired loans generally ranges between 3% and 7%.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$118,658	$—	$—	$118,658
Other real estate remeasured during the previous 12 months	36,670	—	—	36,670

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$105,994	$—	$—	$105,994
Other real estate remeasured during the previous 12 months	35,344	—	—	35,344

No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

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
BancShares Plan
For the three and nine months ended September 30, 2019 and 2018, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$2,628	$3,396	$7,886	$10,187
Interest cost	7,557	7,093	22,669	21,281
Expected return on assets	(12,876)	(11,966)	(38,629)	(35,899)
Amortization of prior service cost	15	19	43	59
Amortization of net actuarial loss	2,099	3,398	6,297	10,192
Net periodic (benefit) cost	$(577)	$1,940	$(1,734)	$5,820

Bancorporation Plan
For the three and nine months ended September 30, 2019 and 2018, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$563	$643	$1,689	$1,929
Interest cost	1,759	1,588	5,276	4,767
Expected return on assets	(2,771)	(3,106)	(8,314)	(9,322)
Amortization of net actuarial loss	631	78	1,895	235
Net periodic cost (benefit)	$182	$(797)	$546	$(2,391)

No discretionary contributions were made during the three or nine months ended September 30, 2019 to the BancShares pension plan. Discretionary contributions of $3.5 million were made during the three and nine months ended September 30, 2019 to the Bancorporation pension plan. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of the plans, returns on plan assets, discount rates and the current economic environment.

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
The following table presents the commitments to extend credit and standby letters of credit as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Unused commitments to extend credit	$10,509,643	$10,054,712
Standby letters of credit	92,585	96,467

BancShares and FCB have investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Affordable housing project investments were $165.7 million and $147.3 million as of September 30, 2019 and December 31, 2018, respectively, and were recorded in other assets on the Consolidated Balance Sheets. Unfunded commitments to fund future investments in affordable housing projects totaled $75.7 million and $68.0 million as of September 30, 2019 and December 31, 2018, respectively and were recorded within other liabilities.
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

NOTE M - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale	$6,112	$1,406	$4,706	$(50,007)	$(11,502)	$(38,505)
Unrealized losses on securities available for sale transferred to held to maturity	(74,397)	(17,111)	(57,286)	(92,401)	(21,252)	(71,149)
Defined benefit pension items	(154,795)	(35,603)	(119,192)	(163,030)	(37,497)	(125,533)
Total	$(223,080)	$(51,308)	$(171,772)	$(305,438)	$(70,251)	$(235,187)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30, 2019
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$2,554	$(61,979)	$(121,306)	$(180,731)
Net unrealized gains arising during period	3,026	—	—	3,026
Amounts reclassified from accumulated other comprehensive loss	(874)	4,693	2,114	5,933
Net current period other comprehensive income	2,152	4,693	2,114	8,959
Ending balance	$4,706	$(57,286)	$(119,192)	$(171,772)

	Three months ended September 30, 2018
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(57,496)	$(80,876)	$(106,266)	$(244,638)
Net unrealized losses arising during period	(10,635)	—	—	(10,635)
Amounts reclassified from accumulated other comprehensive loss	—	5,007	2,691	7,698
Net current period other comprehensive (loss) income	(10,635)	5,007	2,691	(2,937)
Ending balance	$(68,131)	$(75,869)	$(103,575)	$(247,575)

	Nine months ended September 30, 2019
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(38,505)	$(71,149)	$(125,533)	$(235,187)
Net unrealized gains arising during period	48,489	—	—	48,489
Amounts reclassified from accumulated other comprehensive loss	(5,278)	13,863	6,341	14,926
Net current period other comprehensive income	43,211	13,863	6,341	63,415
Ending balance	$4,706	$(57,286)	$(119,192)	$(171,772)

	Nine months ended September 30, 2018
(Dollars in thousands)	Unrealized gains (losses) on securities available for sale(1)	Unrealized losses on securities available for sale transferred to held to maturity(1)	Defined benefit pension items(1)	Total
Beginning balance	$(30,945)	$—	$(91,349)	$(122,294)
Cumulative effect adjustments(2)	(29,751)	—	(20,300)	(50,051)
Adjusted beginning balance	(60,696)	—	(111,649)	(172,345)
Net unrealized losses arising during period	(7,435)	(84,321)	—	(91,756)
Amounts reclassified from accumulated other comprehensive loss	—	8,452	8,074	16,526
Net current period other comprehensive (loss) income	(7,435)	(75,869)	8,074	(75,230)
Ending balance	$(68,131)	$(75,869)	$(103,575)	$(247,575)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) Cumulative adjustments for adoption of ASU 2018-02 of $31.3 million and ASU 2016-01 of $18.7 million.

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30, 2019
(Dollars in thousands) Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$1,136	Realized gains on investment securities available for sale, net
	(262)	Income taxes
	$874

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(6,095)	Net interest income
	1,402	Income taxes
	$(4,693)

Amortization of defined benefit pension items
Prior service costs	$(15)	Salaries and wages
Actuarial losses	(2,730)	Other
	(2,745)	Income before income taxes
	631	Income taxes
	$(2,114)
Total reclassifications for the period	$(5,933)

	Three months ended September 30, 2018
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(6,502)	Net interest income
	1,495	Income taxes
	$(5,007)

Amortization of defined benefit pension items
Prior service costs	$(19)	Salaries and wages
Actuarial losses	(3,476)	Other
	(3,495)	Income before income taxes
	804	Income taxes
	$(2,691)
Total reclassifications for the period	$(7,698)
(1) Amounts in parentheses indicate debits to income.

	Nine months ended September 30, 2019
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$6,855	Realized gains on investment securities available for sale, net
	(1,577)	Income taxes
	$5,278

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(18,004)	Net interest income
	4,141	Income taxes
	$(13,863)

Amortization of defined benefit pension items
Prior service costs	$(43)	Salaries and wages
Actuarial losses	(8,192)	Other
	(8,235)	Income before income taxes
	1,894	Income taxes
	$(6,341)
Total reclassifications for the period	$(14,926)

	Nine months ended September 30, 2018
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(10,975)	Net interest income
	2,523	Income taxes
	$(8,452)

Amortization of defined benefit pension items
Prior service costs	$(59)	Salaries and wages
Actuarial losses	(10,427)	Other
	(10,486)	Income before income taxes
	2,412	Income taxes
	$(8,074)
Total reclassifications for the period	$(16,526)
(1) Amounts in parentheses indicate debits to income.

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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our corresponding obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating and finance lease ROU asset also includes initial direct costs and pre-paid lease payments made, excluding lease incentives. As most of our leases do not provide an implicit rate, BancShares uses its incremental borrowing rate, based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using secured rates for new FHLB advances under similar terms as the lease at inception. We utilize the implicit or incremental borrowing rate at the effective date of a modification not accounted for as a separate contract or a change in the lease terms to determine the present value of lease payments. BancShares used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
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
We determine if an arrangement is a lease at inception and our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party lease agreements. As of September 30, 2019, there were no leases that have not yet commenced that would have a material impact on our Consolidated Financial Statements.
The following table presents lease assets and liabilities as of September 30, 2019:

(Dollars in thousands)	Classification	September 30, 2019
Assets:
Operating	Other assets	$79,857
Finance	Premises and equipment	9,402
Total leased assets		$89,259
Liabilities:
Operating	Other liabilities	$79,234
Finance	Other borrowings	8,610
Total lease liabilities		$87,844

The following table presents lease costs for the three and nine months ended September 30, 2019. Variable lease cost primarily represents variable payments such as common area maintenance and utilities that are recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments that are adjusted periodically for inflation. While lease liabilities are not remeasured as a result of these changes, these adjustments are treated as variable lease costs and recognized in the period in which the expense is incurred.

(Dollars in thousands)	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease cost:
Operating lease cost (1)	Occupancy expense	$5,273	$12,059
Finance lease cost:
Amortization of leased assets	Equipment expense	541	1,434
Interest on lease liabilities	Interest expense - Other borrowings	93	220
Variable lease cost	Occupancy expense	527	1,779
Sublease income	Occupancy expense	(86)	(303)
Net lease cost		$6,348	$15,189
(1) Operating lease cost includes short-term lease cost, which is immaterial.

The following table presents lease liability maturities in the next five years and thereafter:

(Dollars in thousands)	Operating Leases	Finance Leases	Total
2019 (1)	$3,617	$435	$4,052
2020	14,052	2,142	16,194
2021	12,546	2,159	14,705
2022	11,142	1,876	13,018
2023	9,258	993	10,251
Thereafter	43,841	1,683	45,524
Total lease payments	$94,456	$9,288	$103,744
Less: Interest	15,222	678	15,900
Present value of lease liabilities	$79,234	$8,610	$87,844
(1) Represents the lease liability payments that will be made for the period October 1, 2019 through December 31, 2019.

The following table presents the remaining weighted average lease terms and discount rates as of September 30, 2019:

Weighted average remaining lease term (years):	September 30, 2019
Operating	10.3
Finance	4.9
Weighted average discount rate:
Operating	3.22%
Finance	3.07

The following table presents supplemental cash flow information related to leases for the nine months ended September 30, 2019:

(Dollars in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,579
Operating cash flows from finance leases	220
Financing cash flows from finance leases	1,111
Right-of-use assets obtained in exchange for new operating lease liabilities	17,762
Right-of-use assets obtained in exchange for new finance lease liabilities	1,886

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Significant Events in 2019
On September 24, 2019, FCB entered into a definitive merger agreement for the acquisition of Duluth, Georgia-based Community Financial Holding Co. Inc. and its bank subsidiary, Gwinnett Community Bank, into FCB.
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
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank, into FCB.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares and its bank subsidiary, Biscayne Bank, into FCB.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (GDP) information available, the Bureau of Economic Analysis' revised estimate of second quarter of 2019 GDP growth was 2.0%, down from 3.1% GDP growth in the first quarter of 2019. The estimated real GDP deceleration in the second quarter primarily reflected downturns in inventory investment, exports and nonresidential fixed investment. These movements were partly offset by accelerations in personal consumption expenditures and federal government spending.
The United States (U.S.) unemployment rate declined from 3.7% in June 2019 to 3.5% in September 2019. According to the U.S. Department of Labor, the U.S. economy added approximately 470,000 new nonfarm payroll jobs during the third quarter of 2019. The U.S. housing market remains stable as a result of strong, but weakening, housing demand fueled by low mortgage interest rates, economic growth and job creation.
During the latter half of 2019, the Federal Reserve’s Federal Open Market Committee (FOMC) lowered the federal funds rate by 75 basis points to a target range of 1.50% to 1.75%. The FOMC cited the implications of global economic developments, muted inflation pressures as well as weakened business investment and exports for its actions. The FOMC also indicated that the U.S. labor market remains strong and economic activity rose at a moderate rate. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC indicated it will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0% inflation.

FINANCIAL PERFORMANCE SUMMARY
Third Quarter Highlights

•
Net income for the third quarter of 2019 totaled $124.8 million, an increase of $7.5 million, or 6.4% compared to the same quarter in 2018. Earnings per share increased $1.47, or 15.0%, to $11.27 in the third quarter of 2019, from $9.80 per share during the same period in 2018.

•
Net interest income totaled $336.4 million for the third quarter of 2019, an increase of $29.1 million, or 9.5% compared to the same quarter in 2018. The taxable-equivalent net interest margin (NIM) was 3.80% for the third quarter of 2019, up from 3.73% for the third quarter in 2018.

•	Noninterest income for the third quarter of 2019 totaled $100.9 million, an increase of $6.4 million, or 6.8% compared to the same quarter of 2018.

•
Return on average assets for the third quarter of 2019 was 1.32%, down 1 basis point compared to the third quarter of 2018. Return on average equity for the third quarter of 2019 was 13.83%, up 42 basis points over the third quarter of 2018.

•
Total loans grew to $27.20 billion, an increase of $468.3 million, or 7.0% on an annualized basis, since June 30, 2019. The net charge-off ratio was 0.10% for the third quarter of 2019, unchanged for the same quarter in 2018.

•	Total deposits grew to $32.74 billion, an increase of $23.6 million, or 0.3% on an annualized basis, since June 30, 2019.

•
BancShares repurchased 295,900 shares of its Class A common stock during the third quarter of 2019 totaling $135.4 million. At September 30, 2019, BancShares remained well capitalized with a total risk-based capital ratio of 13.1%, Tier 1 risk-based capital and common equity Tier 1 ratios of 11.8% and a leverage ratio of 9.2%.

Year to Date Highlights

•
Net income for the nine months ended September 30, 2019 totaled $355.5 million, an increase of $44.7 million, or 14.4% compared to the same period of 2018. Earnings per share increased $5.59, or 21.6%, to $31.50 for the nine months ended September 30, 2019, from $25.91 per share during the same period in 2018.

•
Net interest income for the nine months ended September 30, 2019, was $984.2 million, an increase of $96.2 million, or 10.8% compared to the same period of 2018. The taxable-equivalent NIM was 3.83% for the nine months ended September 30, 2019, up 18 basis points from 3.65% during the same period of 2018.

•
Return on average assets for the nine months ended September 30, 2019 was 1.29%, up 9 basis points over the same period in 2018. Return on average equity for the nine months ended September 30, 2019 was 13.41%, up 119 basis points over the same period in 2018.

•
Total loans grew to $27.20 billion, an increase of $1.67 billion since December 31, 2018. The growth from recent acquisitions totaled $1.02 billion, while the remaining $657.3 million, or 3.4% on an annualized basis, was due to organic growth. The net charge-off ratio was 0.10% for the nine months ended September 30, 2019, a 1 basis point decrease compared to the same period of 2018.

•
Total deposits grew to $32.74 billion, an increase of $2.07 billion since December 31, 2018. The growth from recent acquisitions totaled $1.02 billion, while the remaining $1.05 billion, or 4.6% on an annualized basis, was due to organic growth.

•	BancShares repurchased 744,400 shares of its Class A common stock during the nine months ended September 30, 2019 totaling $325.9 million.

Table 1
SELECTED QUARTERLY DATA

	2019			2018		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2019	2018
SUMMARY OF OPERATIONS
Interest income	$362,318	$350,721	$336,924	$333,573	$315,706	$1,049,963	$912,184
Interest expense	25,893	23,373	16,452	12,691	8,344	65,718	24,166
Net interest income	336,425	327,348	320,472	320,882	307,362	984,245	888,018
Provision for loan and lease losses	6,766	5,198	11,750	11,585	840	23,714	16,883
Net interest income after provision for loan and lease losses	329,659	322,150	308,722	309,297	306,522	960,531	871,135
Noninterest income	100,930	106,875	103,663	82,007	94,531	311,468	318,142
Noninterest expense	270,425	273,397	267,657	275,378	267,537	811,479	801,593
Income before income taxes	160,164	155,628	144,728	115,926	133,516	460,520	387,684
Income taxes	35,385	36,269	33,369	26,453	16,198	105,023	76,844
Net income	$124,779	$119,359	$111,359	$89,473	$117,318	$355,497	$310,840
Net interest income, taxable equivalent	$337,322	$328,201	$321,372	$321,804	$308,207	$986,896	$890,476
PER SHARE DATA
Net income	$11.27	$10.56	$9.67	$7.62	$9.80	$31.50	$25.91
Cash dividends	0.40	0.40	0.40	0.40	0.35	1.20	1.05
Market price at period end (Class A)	471.55	450.27	407.20	377.05	452.28	471.55	452.28
Book value at period-end	327.86	319.74	309.46	300.04	294.40	327.86	294.40
SELECTED QUARTERLY AVERAGE BALANCES
Total assets (1)	$37,618,836	$37,049,030	$35,625,885	$35,625,500	$34,937,175	$36,770,191	$34,628,652
Investment securities	6,956,981	6,803,570	6,790,671	7,025,889	7,129,089	6,851,348	7,091,456
Loans and leases (2)	26,977,476	26,597,242	25,515,988	25,343,813	24,698,799	26,368,922	24,193,870
Interest-earning assets	35,293,979	34,674,842	33,432,162	33,500,732	32,886,276	34,473,814	32,627,578
Deposits	32,647,264	32,100,210	30,802,567	30,835,157	30,237,329	31,856,771	29,939,492
Interest-bearing liabilities	20,551,393	20,397,445	19,655,434	19,282,749	18,783,160	20,204,705	18,899,001
Securities sold under customer repurchase agreements	533,371	556,374	538,162	572,442	547,385	542,618	549,863
Other short-term borrowings	23,236	40,513	—	53,552	43,720	21,335	60,417
Long-term borrowings	384,047	371,843	344,225	319,410	261,821	366,850	299,232
Shareholders' equity	$3,580,235	$3,546,041	$3,509,746	$3,491,914	$3,470,368	$3,545,418	$3,401,450
Shares outstanding	11,060,462	11,286,520	11,519,008	11,763,832	11,971,460	11,286,984	11,997,281
SELECTED QUARTER-END BALANCES
Total assets (1)	$37,748,324	$37,655,094	$35,961,670	$35,408,629	$34,954,659	$37,748,324	$34,954,659
Investment securities	7,167,680	6,695,578	6,914,513	6,834,362	7,040,674	7,167,680	7,040,674
Loans and leases	27,196,511	26,728,237	25,463,785	25,523,276	24,886,347	27,196,511	24,886,347
Deposits	32,743,277	32,719,671	31,198,093	30,672,460	30,163,537	32,743,277	30,163,537
Securities sold under customer repurchase agreements	522,195	544,527	508,508	543,936	567,438	522,195	567,438
Long-term borrowings	453,876	369,854	341,108	348,218	417,798	453,876	417,798
Shareholders' equity	$3,568,482	$3,574,613	$3,523,309	$3,488,954	$3,499,013	$3,568,482	$3,499,013
Shares outstanding	10,884,005	11,179,905	11,385,405	11,628,405	11,885,405	10,884,005	11,885,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.32%	1.29%	1.27%	1.00%	1.33%	1.29%	1.20%
Rate of return on average shareholders' equity (annualized)	13.83	13.50	12.86	10.17	13.41	13.41	12.22
Net yield on interest-earning assets (taxable equivalent)	3.80	3.79	3.89	3.82	3.73	3.83	3.65
Net charge-offs (annualized) to average loans and leases	0.10	0.11	0.11	0.11	0.10	0.10	0.11
Allowance for loan and lease losses to total loans and leases:
PCI	1.34	1.51	1.61	1.51	1.71	1.34	1.71
Non-PCI	0.82	0.83	0.88	0.86	0.86	0.82	0.86
Total	0.83	0.85	0.90	0.88	0.88	0.83	0.88
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.57	0.57	0.53	0.52	0.52	0.57	0.52
Tier 1 risk-based capital ratio	11.80	12.03	12.69	12.67	13.23	11.80	13.23
Common equity Tier 1 ratio	11.80	12.03	12.69	12.67	13.23	11.80	13.23
Total risk-based capital ratio	13.09	13.34	14.02	13.99	14.57	13.09	14.57
Leverage capital ratio	9.18	9.35	9.80	9.77	10.11	9.18	10.11
Dividend payout ratio	3.55	3.79	4.14	5.25	3.57	3.81	4.05
Average loans and leases to average deposits	82.63	82.86	82.84	82.19	81.68	82.77	80.81
(1) We adopted ASC Topic 842 and utilized the effective date method. We did not restate selected financial data for the quarters prior to 2019 presented above.
(2) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

BUSINESS COMBINATIONS
Community Financial Holding Co. Inc.
On September 24, 2019, FCB and Community Financial Holding Co. Inc. (Community Financial) entered into a definitive merger agreement for the acquisition by FCB of Duluth, Georgia-based Community Financial and its bank subsidiary, Gwinnett Community Bank. Under the terms of the agreement, total cash consideration of $2.3 million will paid to the shareholders of Community Financial. The transaction is expected to close during the first quarter of 2020, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. As of September 30, 2019, Community Financial reported $223.5 million in consolidated assets, $211.3 million in deposits and $147.0 million in gross loans.
Entegra Financial Corp.
On April 23, 2019, FCB and Entegra Financial Corp. (Entegra) entered into a definitive merger agreement for the acquisition by FCB of Franklin, North Carolina-based Entegra and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 per share will be paid to the shareholders of Entegra for each share of common stock and for each restricted stock unit after conversion to common stock, and each outstanding option to purchase Entegra common stock will be canceled and each option holder will receive a cash payment. The total transaction value is anticipated to be approximately $219.8 million. The transaction is anticipated to close during the fourth quarter of 2019 or first quarter of 2020, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. FCB will be required to divest certain branches or other assets and liabilities in order to obtain regulatory approval for the transactions contemplated by the merger agreement. Any divestiture plan is subject to approval by the Federal Reserve Board in conjunction with the Department of Justice and has not been finalized as of the date of this filing. As of September 30, 2019, Entegra Bank reported $1.70 billion in total assets, $1.28 billion in deposits and $1.09 billion in loans.
First South Bancorp, Inc.
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 for each share of common stock was paid to the shareholders of First South Bancorp, totaling approximately $37.5 million. The merger allows FCB to expand its presence and enhance banking efforts in South Carolina. The merger contributed $253.0 million in consolidated assets, which included $179.2 million in loans and $207.6 million in deposits as of the merger date.
Biscayne Bancshares, Inc.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (Biscayne Bancshares) and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 for each share of common stock was paid to the shareholders of Biscayne Bancshares, totaling approximately $118.9 million. The merger allows FCB to expand its presence in Florida and enhance banking efforts in South Florida. The merger contributed $1.08 billion in consolidated assets, which included $863.4 million in loans, and $786.5 million in deposits as of the merger date.
See Note B in the Consolidated Financial Statements for additional disclosures regarding the above business combinations.
FDIC-Assisted Transactions
As of September 30, 2019, BancShares had completed fourteen FDIC-assisted transactions. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of September 30, 2019, shared-loss protection remains for single family residential loans acquired in the amount of $47.3 million.
The shared-loss agreements for two of the FDIC-assisted transactions include provisions related to payments that may be owed to the FDIC at the termination of the agreements (clawback liability). As of September 30, 2019 and December 31, 2018, the estimated clawback liability was $110.6 million and $105.6 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

Table 2
CONSOLIDATED QUARTER-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended
	September 30, 2019			September 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$26,977,476	$315,621	4.65%	$24,698,799	$272,868	4.39%
Investment securities:
U. S. Treasury	834,577	5,262	2.50	1,504,594	7,104	1.87
Government agency	628,322	4,742	3.02	129,634	840	2.59
Mortgage-backed securities	5,195,711	27,891	2.15	5,266,282	29,160	2.21
Corporate bonds	149,888	1,912	5.10	121,855	1,609	5.28
State, county and municipal	—	—	—	—	—	—
Other investments	148,483	636	1.70	106,724	249	0.93
Total investment securities	6,956,981	40,443	2.32	7,129,089	38,962	2.18
Overnight investments	1,359,522	7,151	2.09	1,058,388	4,721	1.77
Total interest-earning assets	35,293,979	363,215	4.09	32,886,276	316,551	3.83
Cash and due from banks	256,379			268,307
Premises and equipment	1,224,118			1,169,440
Allowance for loan and lease losses	(227,707)			(225,627)
Other real estate owned	46,131			45,037
Other assets	1,025,936			793,742
Total assets	$37,618,836			$34,937,175

Liabilities
Interest-bearing deposits:
Checking with interest	$5,328,855	$500	0.04%	$5,177,349	$319	0.02%
Savings	2,636,583	528	0.08	2,506,421	210	0.03
Money market accounts	8,121,643	7,619	0.37	7,878,484	2,455	0.12
Time deposits	3,523,658	13,090	1.47	2,367,980	2,163	0.36
Total interest-bearing deposits	19,610,739	21,737	0.44	17,930,234	5,147	0.11
Securities sold under customer repurchase agreements	533,371	542	0.40	547,385	398	0.29
Other short-term borrowings	23,236	203	3.50	43,720	287	2.57
Long-term borrowings	384,047	3,411	3.51	261,821	2,512	3.77
Total interest-bearing liabilities	20,551,393	25,893	0.50	18,783,160	8,344	0.18
Noninterest-bearing deposits	13,036,525			12,307,095
Other liabilities	450,683			376,552
Shareholders' equity	3,580,235			3,470,368
Total liabilities and shareholders' equity	$37,618,836			$34,937,175
Interest rate spread			3.59%			3.65%

Net interest income and net yield on interest-earning assets		$337,322	3.80%		$308,207	3.73%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the three months ended September 30, 2019 and September 30, 2018. The taxable-equivalent adjustment was $897 and $845 for the three months ended September 30, 2019 and September 30, 2018, respectively.

Table 3
CONSOLIDATED YEAR-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Nine months ended
	September 30, 2019			September 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$26,368,922	$910,993	4.62%	$24,193,870	$787,198	4.35%
Investment securities:
U. S. Treasury	1,062,901	18,529	2.33	1,534,720	21,016	1.83
Government agency	434,097	10,084	3.10	76,829	1,408	2.44
Mortgage-backed securities	5,075,959	84,855	2.23	5,277,376	84,438	2.13
Corporate bonds	147,579	5,780	5.22	94,293	3,917	5.54
State, county and municipal	111	1	1.81	254	8	4.07
Other investments	130,701	1,551	1.59	107,984	725	0.90
Total investment securities	6,851,348	120,800	2.35	7,091,456	111,512	2.10
Overnight investments	1,253,544	20,820	2.22	1,342,252	15,932	1.59
Total interest-earning assets	34,473,814	1,052,613	4.08	32,627,578	914,642	3.75
Cash and due from banks	277,736			281,146
Premises and equipment	1,214,960			1,158,443
Allowance for loan and lease losses	(227,081)			(223,835)
Other real estate owned	46,488			47,408
Other assets	984,274			737,912
Total assets	$36,770,191			$34,628,652

Liabilities
Interest-bearing deposits:
Checking with interest	$5,311,205	$1,291	0.03%	$5,166,255	$926	0.02%
Savings	2,606,781	1,260	0.06	2,451,667	575	0.03
Money market accounts	8,107,148	19,415	0.32	8,001,430	6,329	0.11
Time deposits	3,248,768	31,854	1.31	2,370,137	5,594	0.32
Total interest-bearing deposits	19,273,902	53,820	0.37	17,989,489	13,424	0.10
Securities sold under customer repurchase agreements	542,618	1,516	0.37	549,863	1,319	0.32
Other short-term borrowings	21,335	481	2.99	60,417	1,621	3.55
Long-term borrowings	366,850	9,900	3.56	299,232	7,802	3.44
Total interest-bearing liabilities	20,204,705	65,717	0.43	18,899,001	24,166	0.17
Noninterest-bearing deposits	12,582,869			11,950,003
Other liabilities	437,199			378,198
Shareholders' equity	3,545,418			3,401,450
Total liabilities and shareholders' equity	$36,770,191			$34,628,652
Interest rate spread			3.65%			3.58%

Net interest income and net yield on interest-earning assets		$986,896	3.83%		$890,476	3.65%
Loans and leases include PCI loans, non-PCI loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the nine months ended September 30, 2019 and September 30, 2018. The taxable-equivalent adjustment was $2,651 and $2,458 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Table 4
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$22,560	$20,193	$42,753	$62,481	$61,314	$123,795
Investment securities:
U. S. Treasury	(3,163)	1,321	(1,842)	(6,461)	3,974	(2,487)
Government agency	3,232	670	3,902	6,550	2,126	8,676
Mortgage-backed securities	(531)	(738)	(1,269)	(2,639)	3,056	417
Corporate bonds	370	(67)	303	2,214	(351)	1,863
State, county and municipal	—	—	—	(4)	(3)	(7)
Other investments	94	293	387	149	677	826
Total investment securities	2	1,479	1,481	(191)	9,479	9,288
Overnight investments	1,349	1,081	2,430	(1,048)	5,936	4,888
Total interest-earning assets	$23,911	$22,753	$46,664	$61,242	$76,729	$137,971
Liabilities
Interest-bearing deposits:
Checking with interest	$9	$172	$181	$26	$339	$365
Savings	11	307	318	36	649	685
Money market accounts	76	5,088	5,164	84	13,002	13,086
Time deposits	1,056	9,871	10,927	2,074	24,186	26,260
Total interest-bearing deposits	1,152	15,438	16,590	2,220	38,176	40,396
Securities sold under customer repurchase agreements	(10)	154	144	(17)	214	197
Other short-term borrowings	(133)	49	(84)	(1,038)	(102)	(1,140)
Long-term borrowings	1,161	(262)	899	1,740	358	2,098
Total interest-bearing liabilities	2,170	15,379	17,549	2,905	38,646	41,551
Change in net interest income	$21,741	$7,374	$29,115	$58,337	$38,083	$96,420
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
Third Quarter 2019 compared to Third Quarter 2018
Net interest income for the third quarter of 2019 totaled $336.4 million, an increase of $29.1 million, or 9.5%, compared to the third quarter of 2018. The taxable-equivalent NIM was 3.80% in the third quarter of 2019, an increase of 7 basis points from the same quarter in the prior year.
Average interest-earning assets increased by $2.41 billion to $35.29 billion, compared to the third quarter of 2018. The primary drivers for this change were higher average loan balances which increased $2.28 billion, primarily due to contributions from recent acquisitions and organic loan growth, particularly within the commercial and residential mortgage portfolios, and higher average overnight investments of $301.1 million. Offsetting these increases was a decline in average investment securities of $172.1 million. The yield on interest-earning assets increased by 26 basis points to 4.09% when compared to the third quarter of 2018. The yield on loans and leases increased to 4.65%, or by 26 basis points, primarily due to higher yields on commercial and residential loans. The yield on overnight investments and investment securities increased by 32 basis points and 14 basis points, respectively. Higher federal funds rates was the primary driver for the yield increase on overnight investments, while the higher yield on government agency and U.S. Treasury securities was the primary driver of the investment securities yield improvement.
Average interest-bearing liabilities increased by $1.77 billion to $20.55 billion, compared to the third quarter of 2018. This increase was primarily due to an increase in average interest-bearing deposit balances of $1.68 billion driven by contributions from recent acquisitions and organic deposit growth, as well as an increase in average long-term borrowings of $122.2 million. Rates on interest-bearing liabilities increased by 33 basis points to 0.50%, primarily due to increased rates paid on time deposits and money market accounts.

Nine Months of 2019 compared to Nine Months of 2018
Net interest income for the nine months ended September 30, 2019, was $984.2 million, an increase of $96.2 million, or 10.8%, compared to the same period of 2018. The taxable-equivalent NIM was 3.83% for the nine months ended September 30, 2019, an increase of 18 basis points from the same period of 2018.
Average year-to-date interest-earning assets for the nine months ended September 30, 2019, increased by $1.85 billion to $34.47 billion, compared to the same period in 2018. This increase was primarily due to a $2.18 billion increase in average outstanding loans due the impact of recent acquisitions and organic loan growth, particularly within the commercial and residential mortgage portfolios. These increases were partially offset by declines in average investment securities of $240.1 million and average overnight investments of $88.7 million. The yield on interest-earning assets increased by 33 basis points to 4.08% for the nine months ended September 30, 2019, compared to the same period in 2018. The yield on loans and leases increased by 27 basis points primarily due to an increase in yields on commercial and residential loans. The yield on overnight investments and the investment securities portfolio increased by 63 basis points and 25 basis points, respectively. Higher federal funds rates was the primary driver for the yield increase on overnight investments, while the higher yields on mortgage-backed securities, government agency securities, and U.S. Treasury securities were the primary drivers of the investment securities yield improvement.
Average year-to-date interest-bearing liabilities for the nine months ended September 30, 2019 increased by $1.31 billion to $20.20 billion, compared to the same period in 2018. This increase was primarily due to a $1.28 billion increase in average interest-bearing deposit balances driven by the impact of recent acquisitions, as well as organic growth, primarily in time deposits and money market accounts. The rate paid on interest-bearing liabilities increased by 26 basis points to 0.43% for the nine months ended September 30, 2019 compared to same period in 2018. The rate paid on interest-bearing deposits increased by 27 basis points due primarily to increased rates on time deposits and money market accounts. Rates on long-term borrowings increased by 12 basis points due to higher rates on borrowings assumed in recent acquisitions.
Although net interest margin has expanded in recent periods, management does not believe this trend will continue as new loan yields are declining due to changes in forward rate expectations and increased competition. This trend will likely result in margin compression for the remainder of 2019.
Provision for Loan and Lease Losses
BancShares recorded net provision expense of $6.8 million and $23.7 million for the three and nine months ended September 30, 2019 as compared to $0.8 million and $16.9 million, respectively, for the same periods in 2018. The fluctuations in provision expense were primarily due to methodology enhancements adopted in 2018 driven by sustained improvements in credit quality, as well as variances in loan growth between the periods and changes in portfolio composition and credit quality.
Noninterest Income
Table 5
NONINTEREST INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cardholder services, net	$15,957	$14,678	$51,069	$44,385
Merchant services, net	6,034	5,857	18,324	18,512
Service charges on deposit accounts	27,112	25,994	77,967	78,489
Wealth management services	25,212	24,459	74,786	73,543
Realized gains on investment securities available for sale, net	1,136	—	6,855	—
Marketable equity securities (losses) gains, net	(967)	3,854	13,505	9,265
Other service charges and fees	8,237	7,651	23,823	22,887
Mortgage income	7,438	4,123	16,134	13,063
Insurance commissions	2,960	2,755	9,105	9,471
ATM income	1,635	1,919	4,771	6,307
Gain on extinguishment of debt	—	703	—	26,517
Recoveries of PCI loans previously charged off	5,611	2,751	13,824	13,582
Other	565	(213)	1,305	2,121
Total noninterest income	$100,930	$94,531	$311,468	$318,142
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income consist of fees and service charges generated from deposit accounts, cardholder and merchant services, wealth management services, and mortgage lending and servicing.

Noninterest income for the third quarter of 2019 was $100.9 million, compared to $94.5 million for the same period of 2018, an increase of $6.4 million, or 6.8%. The most significant components of the change were as follows:

•	Mortgage income increased by $3.3 million driven by increased refinance activity as mortgage rates declined.

•	Recoveries on PCI loans previously charged off increased by $2.9 million.

•	Income from cardholder services increased by $1.3 million due to higher interchange rates and transaction volumes, as well as cost savings achieved by converting to a new processor.

•	Service charges on deposits accounts increased $1.1 million due to increase in volume.

•	Realized gains on investment securities available for sale were $1.1 million for the third quarter of 2019, while no gains were recognized in the third quarter of 2018.

•	Fair value adjustments on marketable equity securities declined by $4.8 million.
Noninterest income was $311.5 million for the first nine months of 2019, compared to $318.1 million for the same period of 2018, a decrease of $6.7 million, or 1.23%. The most significant components of the change were as follows:

•
A $25.8 million gain on the extinguishment of debt was recognized 2018, while no gains were recognized in 2019. The gain was primarily due to the extinguishment of eight Federal Home Loan Bank debt obligations totaling $675.0 million.

•	Realized gains on investment securities available for sale were $6.9 million in 2019; no gains were recognized in 2018.

•	Income from cardholder services increased by $6.7 million due to higher transaction volumes and interchange rates, as well as cost savings achieved by converting to a new processor.

•	Fair value adjustments on marketable equity securities increased by $4.2 million.

•	Mortgage income increased by $3.1 million driven by increased refinance activity as mortgage rates declined.

•	Service charges on deposit accounts and ATM income declined by $2.1 million due to reductions in acquired deposit balances and the temporary suspension of ATM fees at certain acquired locations.
Noninterest Expense
Table 6
NONINTEREST EXPENSE

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Salaries and wages	$137,841	$133,867	$406,788	$392,911
Employee benefits	28,358	28,850	91,090	90,656
Occupancy expense	28,163	26,632	82,810	80,686
Equipment expense	28,770	25,880	83,999	76,021
Processing fees paid to third parties	7,250	7,297	20,980	23,383
FDIC insurance expense	2,440	5,186	7,857	16,411
Collection and foreclosure-related expenses	3,044	4,269	9,725	12,389
Merger-related expenses	3,892	1,126	9,695	4,136
Telecommunications expense	2,391	2,832	6,825	8,176
Consultant expense	2,764	3,101	9,284	9,107
Advertising expense	2,937	2,713	8,431	7,806
Core deposit intangible amortization	4,049	4,366	12,529	12,876
Other	18,526	21,418	61,466	67,035
Total noninterest expense	$270,425	$267,537	$811,479	$801,593

The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $270.4 million during the third quarter of 2019, compared to $267.5 million for the same period in 2018, an increase of $2.9 million, or 1.1%. The most significant components of the change were as follows:

•	Personnel expense increased $3.5 million primarily due to an increase in salaries and wages as a result of merit increases and increased headcount from recent acquisitions.

•	Equipment expense increased by $2.9 million primarily due to hardware and software additions.

•	Merger-related expenses increased by $2.8 million primarily due to an increase in acquisition activity.

•	Other noninterest expense decreased by $2.9 million primarily due to recoveries of previously recorded legal fees.

•	FDIC insurance expense decreased $2.7 million primarily due to the discontinuation of the Deposit Insurance Fund surcharge on large banks.
Noninterest expense was $811.5 million for the first nine months of 2019, compared to $801.6 million for the same period in 2018, an increase of $9.9 million, or 1.2%. The most significant components of the change were as follows:

•	Personnel expense increased by $14.3 million primarily due to an increase in salaries and wages as a result of merit increases and increased headcount from recent acquisitions.

•	Equipment expense increased by $8.0 million primarily due to hardware and software additions.

•	Merger-related expense increased by $5.6 million primarily due to an increase in acquisition activity.

•	FDIC insurance expense decreased by $8.6 million primarily due to the discontinuation of the Deposit Insurance Fund surcharge on large banks.

•	Other noninterest expense decreased by $5.6 million primarily due to a reduction in legal fees, in part due to recoveries of previously recorded expenses.

•	Collection and foreclosure-related expense decreased by $2.7 million primarily due to reductions in the write downs of bank-owned properties.

•	Processing fees paid to third parties decreased by $2.4 million primarily due to cost savings associated with the operational conversions of previously completed acquisitions.
Income Taxes
Income tax expense was $35.4 million and $16.2 million for the third quarter of 2019 and third quarter of 2018, respectively, representing effective tax rates of 22.1% and 12.1% during the periods. Income tax expense was $105.0 million and $76.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, representing effective tax rates of 22.8% and 19.8% for the nine months periods.
The effective tax rate for the third quarter of 2019 was impacted by the 2018 tax return true-ups, while the effective rate decrease for the third quarter of the prior year was primarily due a $15.7 million income tax benefit to update the deferred tax asset revaluation resulting from the Tax Act.
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
Interest-earning assets totaled $35.40 billion and $33.20 billion at September 30, 2019 and December 31, 2018, respectively. The $2.20 billion increase was primarily composed of a $1.67 billion increase in loans and leases, a $333.3 million increase in investment securities and a $152.5 million increase in overnight investments.
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
Investment securities totaled $7.17 billion at September 30, 2019, an increase of $333.3 million compared to December 31, 2018. The increase in the portfolio was primarily attributable to investment securities purchases of $3.95 billion partially offset by maturities/paydowns of $2.00 billion and sales of $1.76 billion.
As of September 30, 2019, investment securities available for sale had a net pre-tax unrealized gain of $6.1 million, compared to a net pre-tax unrealized loss of $50.0 million as of December 31, 2018. After evaluating the available for sale securities with unrealized losses, management concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no other than temporary impairment existed as of September 30, 2019. Available for sale securities are reported at fair value and unrealized gains and losses were included as a component of AOCI, net of deferred taxes.
Table 7
INVESTMENT SECURITIES

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Composition(1)	Cost	Fair value	Composition(1)	Cost	Fair value
Investment securities available for sale
U.S. Treasury	10.4%	$748,206	$749,318	18.2%	$1,249,243	$1,247,710
Government agency	9.2	666,029	665,621	3.7	257,252	256,835
Mortgage-backed securities	46.0	3,329,593	3,332,619	42.5	2,956,793	2,909,339
Corporate bonds	2.2	154,943	157,325	2.1	143,829	143,226
Total investment securities available for sale	67.8	4,898,771	4,904,883	66.5	4,607,117	4,557,110
Investment in marketable equity securities	1.6	87,588	116,854	1.4	73,809	92,599
Investment securities held to maturity
Mortgage-backed securities	30.2	2,115,141	2,186,998	32.1	2,184,653	2,201,502
Other	0.4	30,802	30,802	—	—	—
Total investment securities held to maturity	30.6	2,145,943	2,217,800	32.1	2,184,653	2,201,502
Total investment securities	100.0%	$7,132,302	$7,239,537	100.0%	$6,865,579	$6,851,211
(1) Calculated as a percent of the total fair value of investment securities.
Loans and Leases
Loans and leases were $27.20 billion at September 30, 2019, a net increase of $1.67 billion, representing annualized growth of 9.5% since December 31, 2018. This increase was driven by a $1.77 billion net increase in the non-PCI portfolio, partially offset by a $93.0 million decline in the PCI loan portfolio. The net increase in the non-PCI portfolio was due to $989.9 million in loans acquired from Biscayne Bancshares and First South Bancorp, as well as organic growth primarily in the commercial mortgage and residential mortgage portfolios. PCI loans from acquisitions prior to 2019 decreased $119.0 million, offset by $26.0 million of additional PCI loans from Biscayne Bancshares and First South Bancorp. Excluding 2019 acquired loans, total loans grew by 3.4% on an annualized basis.
BancShares reports non-PCI and PCI loan portfolios separately, and the non-PCI portfolio is further divided into commercial and non-commercial. Non-PCI loans and leases at September 30, 2019 were $26.68 billion, representing 98.1% of total loans and leases, compared to $24.92 billion or 97.6% at December 31, 2018. PCI loans at September 30, 2019 were $513.6 million, representing 1.9% of total loans and leases, compared to $606.6 million or 2.4% at December 31, 2018.

The discount related to acquired non-PCI loans and leases at September 30, 2019 and December 31, 2018 was $32.2 million and $33.3 million, respectively. The discount related to PCI loans at September 30, 2019 and December 31, 2018 was $85.0 million and $95.5 million, respectively.
Table 8
LOANS AND LEASES

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$943,747	$757,854
Commercial mortgage	11,453,353	10,717,234
Other commercial real estate	491,063	426,985
Commercial and industrial and leases	4,129,384	3,938,730
Other	301,791	296,424
Total commercial loans	17,319,338	16,137,227
Noncommercial:
Residential mortgage	4,869,562	4,265,687
Revolving mortgage	2,414,884	2,542,975
Construction and land development	321,903	257,030
Consumer	1,757,235	1,713,781
Total noncommercial loans	9,363,584	8,779,473
Total non-PCI loans and leases	$26,682,922	$24,916,700
Total PCI loans	513,589	606,576
Total loans and leases	27,196,511	25,523,276
Less allowance for loan and lease losses	(226,825)	(223,712)
Net loans and leases	$26,969,686	$25,299,564
ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
The ALLL was $226.8 million at September 30, 2019, representing an increase of $3.1 million since December 31, 2018. The ALLL as a percentage of total loans and leases was 0.83% at September 30, 2019, compared to 0.88% December 31, 2018.
At September 30, 2019, the ALLL allocated to total non-PCI loans and leases was $220.0 million, or 0.82% of non-PCI loans and leases, compared to $214.6 million, or 0.86%, at December 31, 2018. The decrease of 4 basis points since December 31, 2018 was primarily due to changes in portfolio mix and sustained credit quality in the Construction and Land Development portfolio, partially offset by credit quality declines in other portfolios and increases in specific reserves.
At September 30, 2019, the ALLL for PCI loans totaled $6.9 million compared to $9.1 million at December 31, 2018. The decrease was primarily due to continued PCI loan portfolio run-off and improving cash flow estimates.
Net charge-offs for non-PCI loans and leases were $6.5 million during the third quarter of 2019, and the third quarter of 2018. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.10% for both the third quarter of 2019 and 2018. The net charge-off ratio was and 0.11% and 0.10% for the nine months ended September 30, 2019 and 2018, respectively.

Table 9
ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three months ended September 30		Nine months ended September 30

(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan and lease losses at beginning of period	$226,583	$224,865	$223,712	$221,893
Non-PCI provision for loan and lease losses	8,242	2,354	25,991	15,883
PCI (credit) provision for loan losses	(1,476)	(1,514)	(2,277)	1,000
Non-PCI Charge-offs:
Commercial:
Construction and land development	(116)	(35)	(188)	(43)
Commercial mortgage	(1)	(606)	(851)	(1,111)
Other commercial real estate	—	—	—	(69)
Commercial and industrial and leases	(3,047)	(2,106)	(8,327)	(6,874)
Other	(42)	(56)	(73)	(98)
Total commercial	(3,206)	(2,803)	(9,439)	(8,195)
Noncommercial:
Residential mortgage	(313)	(360)	(957)	(1,455)
Revolving mortgage	(534)	(759)	(1,990)	(2,778)
Construction and land development	—	—	—	(219)
Consumer	(5,594)	(5,525)	(18,017)	(16,092)
Total noncommercial	(6,441)	(6,644)	(20,964)	(20,544)
Total non-PCI charge-offs	(9,647)	(9,447)	(30,403)	(28,739)
Non-PCI Recoveries:
Commercial:
Construction and land development	52	136	223	252
Commercial mortgage	226	99	502	563
Other commercial real estate	—	1	1	147
Commercial and industrial and leases	611	497	1,748	2,399
Other	20	117	685	160
Total commercial	909	850	3,159	3,521
Noncommercial:
Residential mortgage	68	128	293	315
Revolving mortgage	201	712	1,035	1,426
Construction and land development	—	—	—	127
Consumer	1,945	1,249	5,315	3,888
Total noncommercial	2,214	2,089	6,643	5,756
Total non-PCI recoveries	3,123	2,939	9,802	9,277
Non-PCI loans and leases charged off, net	(6,524)	(6,508)	(20,601)	(19,462)
PCI loans charged off, net	—	—	—	(117)
Allowance for loan and lease losses at end of period	$226,825	$219,197	$226,825	$219,197
Reserve for unfunded commitments	$1,097	$1,089	$1,097	$1,089

Table 10
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Average loans and leases:
PCI	$530,390	$652,983	$551,065	$689,482
Non-PCI	26,379,156	24,045,816	25,762,098	23,504,388
Loans and leases at period-end:
PCI	513,589	638,018	513,589	638,018
Non-PCI	26,682,922	24,248,329	26,682,922	24,248,329
Allowance for loan and lease losses allocated to loans and leases:
PCI	6,867	10,909	6,867	10,909
Non-PCI	219,958	208,288	219,958	208,288
Total	$226,825	$219,197	$226,825	$219,197
Net charge-offs (annualized) to average loans and leases:
PCI	—%	—%	—%	0.02%
Non-PCI	0.10	0.11	0.11	0.11
Total	0.10	0.10	0.10	0.11
ALLL to total loans and leases:
PCI	1.34	1.71	1.34	1.71
Non-PCI	0.82	0.86	0.82	0.86
Total	0.83	0.88	0.83	0.88
NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (OREO). At September 30, 2019, BancShares’ nonperforming assets totaled $155.9 million, an increase of $22.0 million since December 31, 2018.
Nonaccrual loans and leases at September 30, 2019 were $109.6 million, reflecting an increase of $23.8 million since December 31, 2018. The increase was primarily due to new nonaccrual loans within the commercial mortgage portfolio. Despite this increase, the credit quality of the portfolio remains in line with our risk tolerances and management has not identified significant increases in portfolio risk. At September 30, 2019, OREO totaled $46.3 million, representing a decline of $1.8 million since December 31, 2018 as sales and write-downs of assets outpaced additions.
Table 11
NONPERFORMING ASSETS

	2019			2018
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCI	$108,816	$100,701	$88,958	$84,546	$85,419
PCI	829	4,274	1,667	1,276	1,530
Other real estate owned	46,253	46,236	43,306	48,030	43,601
Total nonperforming assets	$155,898	$151,211	$133,931	$133,852	$130,550

Accruing loans and leases 90 days or more past due
Non-PCI	$4,247	$3,468	$3,493	$2,888	$2,640
PCI	23,287	29,319	33,981	37,020	38,073

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.57%	0.57%	0.53%	0.52%	0.52%

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
Table 12
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	September 30, 2019	December 31, 2018
Accruing TDRs:
Non-PCI	$107,070	$108,992
PCI	17,346	18,101
Total accruing TDRs	124,414	127,093
Nonaccruing TDRs:
Non-PCI	36,846	28,918
PCI	54	119
Total nonaccruing TDRs	36,898	29,037
All TDRs:
Non-PCI	143,916	137,910
PCI	17,400	18,220
Total TDRs	$161,312	$156,130
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debentures, and other borrowings. Interest-bearing liabilities totaled $20.75 billion at September 30, 2019, compared to $19.68 billion at December 31, 2018. The $1.07 billion increase was due an increase in interest-bearing deposits of $986.6 million and an increase in other borrowings of $98.2 million, partially offset by a decrease in customer repurchase agreements of $21.7 million.
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
At September 30, 2019, total deposits were $32.74 billion, an increase of $2.07 billion, representing annualized growth of 9.0% since December 31, 2018. Excluding acquired deposits totaling $1.02 billion, deposits increased $1.05 billion, or by 4.6% annualized, over the same time period. This organic growth was primarily the result of increases in demand and time deposit accounts partially offset by a decline in money markets.
Table 13
DEPOSITS

(Dollars in thousands)	September 30, 2019	December 31, 2018
Demand	$12,966,890	$11,882,670
Checking with interest	5,488,182	5,338,511
Money market	8,093,306	8,194,818
Savings	2,626,182	2,499,750
Time	3,568,717	2,756,711
Total deposits	$32,743,277	$30,672,460

Borrowings
At September 30, 2019, total borrowings were $976.1 million compared to $892.2 million at December 31, 2018. The $83.9 million increase from December 31, 2018 was primarily due to an increase in other borrowings of $98.2 million related to a new term loan in the third quarter of 2019.
Table 14
BORROWINGS

(Dollars in thousands)	September 30, 2019	December 31, 2018
Securities sold under customer repurchase agreements	$522,195	$543,936
Federal Home Loan Bank borrowings	192,672	193,556
Subordinated debentures
SCB Capital Trust I	9,730	9,701
FCB/SC Capital Trust II	17,499	17,401
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	—	4,124
Other subordinated debentures	33,677	21,370
Total subordinated debentures	149,051	140,741
Other borrowings	112,153	13,921
Total borrowings	$976,071	$892,154
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
During the nine months ended September 30, 2019, FCB redeemed, in whole, all obligations related to CCBI Capital Trust I and FSBS Capital Trust I.
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
The table below shows activities that caused the change in outstanding Class A common stock over the past five quarters.
During the third quarter of 2019, BancShares repurchased 295,900 shares of Class A common stock for $135.4 million at an average cost per share of $457.50. During the first nine months of 2019, BancShares repurchased a total of 744,400 shares of Class A common stock for $325.9 million at an average cost per share of $437.84. During the three and nine months ended September 30, 2018, BancShares repurchased a total of 125,000 shares of Class A common stock for $58.1 million at an average cost per share of $464.68. All Class A common stock repurchases completed in 2019 and 2018 were consummated under previously approved authorizations.
Subsequent to quarter-end through October 31, 2019, BancShares repurchased an additional 146,100 shares of Class A common stock for $69.1 million at an average cost per share of $472.94.
Table 15
CHANGES IN SHARES OF CLASS A COMMON STOCK OUTSTANDING

	2019			2018
	Third	Second	First	Fourth	Third
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Class A shares outstanding at beginning of period	10,175	10,380	10,623	10,880	11,005
Repurchases	(296)	(205)	(243)	(257)	(125)
Class A shares outstanding at end of period	9,879	10,175	10,380	10,623	10,880

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
Table 16
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	September 30, 2019		December 31, 2018
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,424,657	11.80%	$3,463,307	12.67%
Common equity Tier 1	6.50	3,424,657	11.80	3,463,307	12.67
Total risk-based capital	10.00	3,799,579	13.09	3,826,626	13.99
Tier 1 leverage ratio	5.00	3,424,657	9.18	3,463,307	9.77

FCB
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,504,390	12.09%	$3,315,742	12.17%
Common equity Tier 1	6.50	3,504,390	12.09	3,315,742	12.17
Total risk-based capital	10.00	3,774,812	13.03	3,574,561	13.12
Tier 1 leverage ratio	5.00	3,504,390	9.42	3,315,742	9.39
As of September 30, 2019, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
The capital conservation buffer introduced under Basel III became fully phased in at January 1, 2019 at 2.50%. BancShares and FCB had capital conservation buffers of 5.09% and 5.03%, respectively, at September 30, 2019, which exceeded the 2.50% requirement and, therefore, result in no limit on distributions.
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
We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. IRR scenarios modeled, include, but are not limited to, immediate, parallel rate shocks, interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates. While market interest rates peaked in November 2018, interest-bearing deposit rates have continued to see upward pressure due to rate specials and acquisitions. Despite this trend, overall rates remain relatively low and, as such, it is unlikely these rates will decline materially from current levels. Additionally, our projections incorporate assumptions of customer migration from low rate deposit instruments to intermediate term fixed rate instruments as rates rise.
Table 17 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of September 30, 2019 and December 31, 2018.
Table 17
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	September 30, 2019	December 31, 2018
-100	(10.53)%	(10.67)%
+100	4.23	2.38
+200	5.93	1.66
Net interest income sensitivity metrics at September 30, 2019 compared to December 31, 2018 were primarily affected by a reduction in both the number of offerings and promotional rates paid on time deposits. Additionally, as market interest rates have continued to fall throughout 2019, prepayment speeds have increased leading to an increase in loan interest income under positive rate shocks.
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
Table 18 table presents the EVE profile as of September 30, 2019 and December 31, 2018.
Table 18
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	September 30, 2019	December 31, 2018
-100	(12.32)%	(15.14)%
+100	3.57	3.34
+200	0.96	1.40
The economic value of equity metrics at September 30, 2019 compared to December 31, 2018 were primarily affected by strong growth in non-interest demand deposits coupled with an increase in interest-earning cash balances.
We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to hedge our overall balance sheet interest rate sensitivity and risk.

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
We utilize various limit-based measures to monitor, measure and control three different categories of liquidity risk:

•	Tactical - Measures the risk of a negative cash flow position whereby cash outflows exceed cash inflows over a short-term horizon out to nine weeks;

•	Structural - Measures the amount by which illiquid assets are supported by long-term funding; and

•
Contingent - Measures the risk of having insufficient liquidity sources to support cash needs under potential future stressed market conditions or having an inability to access wholesale funding sources in a timely and cost effective manner.

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $4.05 billion at September 30, 2019 compared to $3.11 billion at December 31, 2018. Another source of available funds was advances from the FHLB of Atlanta and Chicago. Outstanding FHLB advances were $192.7 million as of September 30, 2019, and we had sufficient collateral pledged to secure $6.35 billion of additional borrowings from the FHLB of Atlanta and Chicago. Also, at September 30, 2019, $3.47 billion in non-PCI loans with a lendable collateral value of $2.78 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other credit lines, which had $615.0 million of available capacity at September 30, 2019.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2019, BancShares’ market risk profile has not changed significantly from December 31, 2018 as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
No changes in BancShares' internal control over financial reporting occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning BancShares' repurchases of outstanding common stock during the three month period ended September 30, 2019, is included in the following table:

Class A common stock	Total Number of Class A Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Purchases from July 1, 2019 to July 31, 2019	59,600	$456.09	59,600	740,400
Purchases from August 1, 2019 to August 31, 2019	100,300	442.12	100,300	640,100
Purchases from September 1, 2019 to September 30, 2019	136,000	469.45	136,000	504,100
Total	295,900	$457.50	295,900	504,100
In April 2019, the Board authorized the repurchase of up to 800,000 of BancShares' Class A common stock for the period July 1, 2019 through June 30, 2020. This authorization was effective July 1, 2019 and supersedes the previous authorization approved in October 2018. In October 2019, the Board authorized the repurchase of up to 500,000 shares of BancShares' Class A common stock for the period November 1, 2019 through January 31, 2020. This authorization supersedes all previously approved authorities.
Subsequent to quarter-end and through October 31, 2019, BancShares repurchased an additional 146,100 shares of Class A common stock for $69.1 million at an average cost per share of $472.94.

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

Date:	November 5, 2019		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer