Form 10-K
period 2019-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2020-02-26
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission File Number: 001-16715
____________________________________________________
FIRST CITIZENS BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)
___________________________________________________

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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,987,147,364.

On February 14, 2020, there were 9,503,320 outstanding shares of the Registrant’s Class A Common Stock and 1,005,185 outstanding shares of the Registrant’s Class B Common Stock.
Portions of the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	7
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	17
	Item 3	Legal Proceedings	17
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
	Item 6	Selected Financial Data	20
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	42
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2019 and 2018	47
		Report of Independent Registered Public Accounting Firm	49
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	51
		Consolidated Balance Sheets at December 31, 2019 and 2018	53
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2019	54
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2019	55
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2019	56
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019	57
		Notes to Consolidated Financial Statements	58
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	112
		Management’s Annual Report on Internal Control over Financial Reporting	112
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	113
	Item 16	Form 10-K Summary	None
* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Corporate Governance —Service on other Public Company Boards’ and ‘-Code of Ethics;’ ‘Committees of our Boards—Audit Committee;’ and ‘Executive Officers’ from the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Committees of our Board—Compensation Committee Report;’ and ‘—Effect of Risk Management on Compensation;’ ‘Compensation Discussion and Analysis;’ ‘Executive Compensation;’ and ‘Director Compensation’ of the 2020 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers,’ ‘—Existing Pledge Arrangements,’ and ‘—Principal Shareholders’ of the 2020 Proxy Statement. The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance to employees or directors.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2020 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Proposal 3: Ratification of Appointment of Independent Accounts—Services and Fees During 2019 and 2018’ of the 2020 Proxy Statement.

Part I
Item 1. Business

General
First Citizens BancShares, Inc. (“we,” “us,” “our,” “BancShares”) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (“FCB,” or “the Bank”), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield in Smithfield, North Carolina, and later changed its name to First-Citizens Bank & Trust Company. BancShares has expanded through de novo branching and acquisitions and now operates in 19 states, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2019, BancShares had total assets of $39.82 billion.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the Board of Directors (the “Board”), as chief executive officers and in other executive management positions and, since BancShares’ formation in 1986, have remained shareholders owning a large percentage of its common stock.

The Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairman of BancShares, is Robert P. Holding’s granddaughter. Peter M. Bristow, President and Corporate Sales Executive of BancShares, is the brother-in-law of Frank B. Holding, Jr. and Hope Holding Bryant.

BancShares seeks to meet the financial needs of both individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. BancShares’ subsidiaries also provide mortgage lending, a full-service trust department, wealth management services for businesses and individuals, and other activities incidental to commercial banking. FCB’s wholly owned subsidiaries, First Citizens Investor Services, Inc. (“FCIS”) and First Citizens Asset Management, Inc. (“FCAM”), provide various investment products and services. As a registered broker/dealer, FCIS provides a full range of investment products, including annuities, discount brokerage services and third-party mutual funds. As registered investment advisors, FCIS and FCAM provide investment management services and advice.

BancShares’ subsidiaries deliver products and services to its customers through an extensive branch network as well as digital banking, telephone banking and various ATM networks. Services offered at most offices include the taking of deposits, the cashing of checks and providing for individual and commercial cash needs. Business customers may conduct banking transactions through the use of remote image technology.

Statistical information regarding our business activities is found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition
The financial services industry is highly competitive. BancShares’ subsidiaries compete with national, regional and local financial services providers. In recent years, the ability of non-bank financial entities to provide services has intensified competition. Non-bank financial service providers are not subject to the same significant regulatory restrictions as traditional commercial banks. More than ever, customers have the ability to select from a variety of traditional and nontraditional alternatives. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and customer convenience.

FCB’s primary deposit markets are North Carolina and South Carolina, which represent approximately 48.8% and 23.2%, respectively, of total FCB deposits. FCB’s deposit market share in North Carolina was 4.4% as of June 30, 2019, based on the Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2019, which include Bank of America, BB&T (now a part of Truist Bank) and Wells Fargo, collectively controlled 74.1% of North Carolina deposits. In South Carolina, FCB was the fourth largest bank in terms of deposit market share with 9.0% at June 30, 2019. The three larger banks, which include Bank of America, BB&T (now a part of Truist Bank) and Wells Fargo, collectively represent 43.5% of total deposits in South Carolina as of June 30, 2019.

Geographic Locations and Employees
As of December 31, 2019, BancShares operated 574 branches in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, North Carolina, New Mexico, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, Wisconsin and West Virginia. BancShares and its subsidiaries employ approximately 6,821 full-time staff and approximately 355 part-time staff for a total of 7,176 employees.

Business Combinations
BancShares pursues growth through strategic acquisitions to enhance organizational value, strengthen its presence in existing markets, as well as expand its footprint in new markets. Additional information relating to business combinations is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Business Combinations,” and Item 8. Notes to Consolidated Financial Statements, Note B, Business Combinations, in this Form 10-K.

Regulatory Considerations

Various laws and regulations administered by regulatory agencies affect BancShares’ and its subsidiaries’ corporate practices, including the payment of dividends, the incurrence of debt, and the acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, and the location of offices.

Numerous statutes and regulations also apply to and restrict the activities of BancShares and its subsidiaries, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related persons and entities controlled by related persons. The impact of these statutes and regulations is discussed below and in the accompanying consolidated financial statements.

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, significantly restructured the financial services regulatory environment; imposed significant regulatory and compliance changes; increased capital, leverage and liquidity requirements; and expanded the scope of oversight responsibility of certain federal agencies through the creation of new oversight bodies. For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws.

Effective during 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), while largely preserving the fundamental elements of the post-Dodd-Frank Act regulatory framework, modified certain requirements of the Dodd-Frank Act as they applied to regional and community banking organizations. Certain of the significant requirements of the Dodd-Frank Act are listed below with information regarding how they apply to BancShares following the enactment of the EGRRCPA.

•
Capital Planning and Stress Testing. The Dodd-Frank Act mandated stress tests be developed and performed to ensure financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. The EGRRCPA gave immediate relief from stress testing for applicable bank holding companies and therefore, BancShares is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated, through inter-agency guidance, the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. BancShares will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators through the use of internal, customized stress testing in order to support the business and its capital planning process, as well as prudent risk mitigation.

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

BancShares
General. As a financial holding company registered under the Bank Holding Company Act (“BHCA”) of 1956, as amended, BancShares is subject to supervision, regulation and examination by the Federal Reserve Board (“Federal Reserve,” or “FRB”). BancShares is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (“NCCOB”).

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as BancShares, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities financial in nature include securities underwriting and dealing, serving as an insurance agent and underwriter and engaging in merchant banking.

Acquisitions. A bank holding company (“BHC”) must obtain approval from the Federal Reserve prior to directly or indirectly acquiring ownership or control of 5% of the voting shares or substantially all of the assets of another BHC or bank or prior to merging or consolidating with another BHC.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Subsidiary Bank - FCB.” As of December 31, 2019, the risk-based Tier 1, common equity Tier 1, total capital and leverage capital ratios of BancShares were 10.86%, 10.86%, 12.12% and 8.81%, respectively, and each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards. Subject to its capital requirements and certain other restrictions, BancShares is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to BancShares.

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

Under the Federal Deposit Insurance Act, insured depository institutions, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” as such term is used in the statute. Additionally, under Basel III capital requirements, banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Based on FCB’s current financial condition, BancShares currently does not expect these provisions to have any material impact on its ability to receive dividends from FCB. BancShares’ non-bank subsidiaries pay dividends to BancShares periodically on a non-regulated basis.

Subsidiary Bank - FCB
General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the NCCOB. Deposit obligations are insured by the FDIC to the maximum legal limits.

Capital Requirements. Bank regulatory agencies approved Basel III regulatory capital guidelines aimed at strengthening existing capital requirements through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares and FCB implemented the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. The table below describes the minimum and well-capitalized requirements.

	Basel III minimum requirement	Basel III conservation buffer 2019	Basel III conservation buffer 2018	Basel III well-capitalized
Leverage ratio	4.00%	N/A	N/A	5.00%
Common equity Tier 1	4.50%	2.50%	1.875%	6.50%
Tier 1 capital ratio	6.00%	2.50%	1.875%	8.00%
Total capital ratio	8.00%	2.50%	1.875%	10.00%

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with ratios above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The transitional period began in 2016 and the capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented on January 1, 2019.

Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on FCB’s consolidated financial statements. As of December 31, 2019, FCB exceeded the applicable minimum requirements as well as the well-capitalized standards.

Although FCB is unable to control the external factors influencing its business, by maintaining high levels of balance sheet liquidity, prudently managing interest rate exposures, ensuring capital positions remain strong and actively monitoring asset quality, FCB seeks to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and to take advantage of favorable economic conditions and opportunities when appropriate.

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

Community Reinvestment Act. FCB is subject to the requirements of the Community Reinvestment Act of 1977 (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low-and-moderate-income neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions would be imposed on our operating activities. In addition, in order for a financial holding company, like BancShares, to commence any new activity permitted by the BHCA or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.

Anti-Money Laundering and the United States Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) Regulation. Governmental policy in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded anti-money laundering (“AML”) and financial transparency laws and regulations by imposing new compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as rules promoting cooperation among financial institutions, regulators and law enforcement entities in identifying persons who may be involved in terrorism or money laundering. These rules were expanded to require new customer due diligence and beneficial ownership requirements in 2018. An institution subject to the BSA, such as FCB, must additionally provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The United States has imposed economic sanctions on transactions with certain designated foreign countries, nationals and others. As these rules are administrated by OFAC, these are generally known as the OFAC rules. Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences, including material fines and sanctions. FCB has implemented a program designed to facilitate compliance with the full extent of the applicable BSA and OFAC related laws, regulations and related sanctions.

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
Available Information

BancShares does not have its own separate Internet website. However, FCB’s website (www.firstcitizens.com) includes a hyperlink to the Securities and Exchange Commission’s (“SEC”) website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports and other information electronically filed by BancShares.

Item 1A. Risk Factors
We are subject to a number of risks and uncertainties that could have a material impact on our business, financial condition and results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities. We categorize risk into the following areas:

•	Operational Risk: The risk of loss resulting from inadequate or failed processes, people and systems or from external events.

•	Credit Risk: The risk a borrower will fail to perform on an obligation.

•
Market Risk: The risk to BancShares’ financial condition resulting from adverse movements in market rates or prices, including, but not limited to, interest rates, foreign exchange rates or equity prices.

•
Liquidity Risk: The risk that BancShares will be unable to meet its obligations as they come due because of an inability to (i) liquidate assets or obtain adequate funding (referred to as “Funding Liquidity Risk”), or (ii) unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (“Market Liquidity Risk”).

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

•
Financial Reporting Risk: The risk that financial information is reported incorrectly, including incorrect or incomplete financial information, errors and omissions, or improper application of accounting standards.

The risks and uncertainties management believes are material are described below. The risks listed are not the only risks BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our financial condition and/or the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, the market price of our common stock could significantly decline.
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

We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyber attacks. These cyber attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damages to systems, or other material disruption to our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches.
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
We are exposed to losses related to fraud.
As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit and hide fraudulent activity. Fraudulent activity can come in many forms, including debit card/credit card fraud, check fraud, wire fraud, electronic scanning devices attached to ATM machines, social engineering, digital fraud and phishing attacks to obtain personal information and fraudulent impersonation of our clients through the use of falsified or stolen credentials. To counter the increased sophistication of these fraudulent activities, we have increased our investment in systems, technologies and controls to detect and prevent such fraud. Combating fraudulent activities as they evolve will result in continued ongoing investments in the future.

We depend on key personnel for our success.
Our success depends to a great extent on our ability to attract and retain key personnel. We have an experienced management team the Board believes is capable of managing and growing our business. Losses of, or changes in, our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. We have developed an Executive Officer succession plan, but we cannot be certain of its transition or implementation success. There also can be no assurance we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies.
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
Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and/or regulatory actions which could adversely affect our results of operations and financial condition. For additional information, see the Notes to the Consolidated Financial Statements, Note T, Commitments and Contingencies, in this Form 10-K.
Our business and financial performance could be impacted by natural disasters, acts of war or terrorist activities.
Natural disasters (including but not limited to earthquakes, hurricanes, tornadoes, floods, fires, and explosions), acts of war and terrorist activities could hurt our performance (i) directly through damage to our facilities or other impacts to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina and South Carolina, including coastal areas where our retail and commercial customers have been and in the future could be impacted by hurricanes. We could also suffer adverse results to the extent that disasters, wars or terrorist activities affect the broader markets or economy. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events.
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
While we have a Data Governance program, it is reliant on the execution of procedures, process controls and system functionality and there is no guarantee errors will not occur. Incomplete, inconsistent, or inaccurate data could lead to non-compliance with regulatory statutes and result in fines. Additionally, customer impact could result in reputational harm and customer attrition. Inaccurate or incomplete data presents the risk business decisions relying on such data will prove inefficient or ineffective. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurate or incomplete data.
Malicious action by an employee could result in harm to our customers or the Bank.
Several high-profile cases of misconduct have occurred at other financial institutions. Such an event may lead to large regulatory fines, as well as an erosion in customer confidence, which could impact our financial position. BancShares’ employees are subject to a code of ethics which requires annual review. We also have policies governing our compensation, conduct and sales practices designed to deter and respond to potential employee misconduct.

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
We maintain an allowance for loan losses that is designed to cover losses on loans that borrowers may not repay in their entirety. We believe that we maintain an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date, and in compliance with applicable accounting and regulatory guidance. However, the allowance may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Accounting measurements related to asset impairment and the allowance require significant estimates that are subject to uncertainty and revisions driven by new information and changing circumstances. The significant uncertainties surrounding our borrowers’ abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and/or amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary from current estimates. We also expect fluctuations in the allowance due to economic changes nationally as well as locally within the states in which we conduct business.
As an integral part of their examination process, our banking regulators periodically review the allowance and may require us to increase it by recognizing additional provisions for loan losses charged to expense or to decrease the allowance by recognizing loan charge-offs, net of recoveries. Any such required additional loan loss provisions or charge-offs could have a material adverse effect on our financial condition and results of operations.
In the first quarter of 2020, we adopted a change to the methodology for the recognition and measurement of credit losses to comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). CECL introduces a new credit loss methodology which requires earlier recognition of credit losses, replacing multiple existing impairment methods, which generally require a loss to be incurred before it is recognized. The amendments in this ASU require loss estimates be determined over the lifetime of the asset and broaden the information an entity must consider in developing its expected credit losses. As a result, this will change the manner by which we calculate our allowance for credit losses and may introduce increased volatility to the balance of our reserves and related provision expense.
Our concentration of loans to borrowers within the medical and dental industries could impair our earnings if those industries experience economic difficulties.
Statutory or regulatory changes, or economic conditions in the market generally, could negatively impact borrowers’ businesses and their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Consequently, we could be required to increase our allowance for loan losses through additional provisions on our income statement, which would reduce reported net income. See Note D, Loans and Leases, in the Notes to the Consolidated Financial Statements for additional discussion.

Economic conditions in real estate markets and our reliance on junior liens may adversely impact our business and our results of operations.
Real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized. Our reliance on junior liens is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the noncommercial revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan becoming effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.
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
In addition, the political environment, the level of United States (“U.S.”) debt and global economic conditions can have a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.
Accounting for acquired assets may result in earnings volatility.
Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States (“GAAP”). The rate at which those discounts are accreted is unpredictable and the result of various factors including prepayments and changes in credit quality. Post-acquisition deterioration in excess of remaining discounts results in the recognition of provision expense. Additionally, the income statement impact of adjustments to the indemnification asset recorded in certain FDIC-assisted transactions may occur over a shorter period of time than the adjustments to the covered assets.
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
Our results of operations and cash flows are highly dependent upon net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee (“FOMC”). Changes in monetary policy could influence interest income, interest expense, and the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income, could be adversely impacted.
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
We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risks. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, systems, contracts, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and potentially introduce additional legal risks. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
The value of our goodwill may decline in the future.
At December 31, 2019, we had $349.4 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results; however, any such write-off would not impact our regulatory capital ratios, given that regulatory capital ratios are calculated using tangible capital amounts.
The market price of our stock may be volatile.
Although publicly traded, our common stock has less liquidity and public float than many other large, publicly traded financial services companies. Lower liquidity increases the price volatility of our stock and could make it difficult for our shareholders to sell or buy our common stock at specific prices.
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
Our deposit base represents our primary source of core funding and balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to noncore funding such as borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve, Federal Funds purchased lines and brokered deposits. While we maintain access to these noncore funding sources, some sources are dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend.
Capital Adequacy Risks
Our ability to grow is contingent upon access to capital.
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
We are subject to capital rules issued by the Federal Reserve that established a new comprehensive capital framework for U.S. banking institutions and established a more conservative definition of capital. These requirements, known as Basel III, became effective January 1, 2015, and, as a result, we became subject to enhanced minimum capital and leverage ratios. These requirements could adversely affect our ability to pay dividends, restrict certain business activities or compel us to raise capital, each of which may adversely affect our results of operations or financial condition. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have an adverse effect on results of operations. See Item 1. Business of this Form 10-K for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.
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
The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”), as well as numerous other recently enacted statutes and regulations, including the Dodd-Frank Act, EGRRCPA, and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing our external audit and maintaining our internal controls. Such additional regulation and supervision may limit our ability to pursue business opportunities.

The failure to comply with these various rules and regulations could subject us to restrictions on our business activities, including mergers and acquisitions, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our common stock.
We may be adversely affected by changes in U.S. tax laws and other laws and regulations.
Corporate tax rates affect our profitability and capital levels. The U.S. corporate tax code may be further reformed by the U.S. Congress and additional guidance may be issued by the U.S. Department of the Treasury relevant to the Tax Cuts and Jobs Act (“Tax Act”) enacted during 2017. Additional adverse amendments to the Tax Act or other legislation could have an adverse impact on our financial condition and results of operations.
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
Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt a shareholder might consider to be in their best interests.
Certain provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent the removal of directors and other management. The provisions could also delay or make more difficult a tender offer, merger or proxy contest a shareholder might consider to be in their best interests. For example, our Certificate of Incorporation and/or Bylaws:

•	allow the Board to issue and set the terms of preferred shares without further shareholder approval;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nominations for election to the Board and proposals of other business to be considered at annual meetings of shareholders.
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
Acquisitions of financial institutions, assets of financial institutions, or other operating entities involve operational risks and uncertainties, and acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, or difficulty retaining key employees and customers. Additionally, acquired companies may have product lines, regulatory requirements, or operational challenges with which we are not familiar. These, among other issues, could negatively affect our results of operations and financial condition.
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
Financial Reporting Risks
Accounting standards may change and increase our operating costs and/or otherwise adversely affect our results.
FASB and the SEC periodically modify the standards governing the preparation of our financial statements. The nature of these changes is not predictable and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses and net income. In some cases, we could be required to apply new or revised standards retroactively, resulting in changes to previously reported financial results or a cumulative adjustment to retained earnings. Implementation of new accounting rules or standards could additionally require us to implement technology changes which could impact ongoing earnings.

In the first quarter of 2020, we adopted a change to the methodology for the recognition and measurement of credit losses to comply with CECL. This accounting standard change will result in a decrease of $32 million to $42 million to the BancShares allowance for credit losses (“ACL”), as well as a corresponding increase to retained earnings of $32 million to $42 million and a decrease of $10 million to $15 million in deferred tax assets. Application of this new accounting standard resulted in additional technology investments to support enhanced modeling efforts and ongoing reporting requirements.
Our accounting policies and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how BancShares records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with GAAP. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in BancShares reporting materially different results than would have been reported under a different alternative.

Management has identified certain accounting policies as being critical because they require management to make difficult, subjective or complex conclusions about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. BancShares has established policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, BancShares cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our business is highly quantitative and requires widespread use of financial models for day-to-day operations; these models may produce inaccurate predictions that significantly vary from actual results.
We rely on quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient or ineffective. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on models, see the “Risk Management” section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
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
Item 2. Properties
BancShares’ and FCB’s headquarters facility, a nine-story building with approximately 163,000 square feet, is located in Raleigh, North Carolina. In addition, FCB occupies two separate facilities in Raleigh as well as a facility in Columbia, South Carolina, which serve as data and operations centers. As of December 31, 2019, FCB operated 574 branch offices throughout the Southeast, Mid-Atlantic, Midwest and Western United States. FCB owns many of the buildings and leases other facilities from third parties.
Additional information relating to premises, equipment and lease commitments is set forth in Note F, Premises and Equipment, of BancShares’ Notes to Consolidated Financial Statements.
Item 3. Legal Proceedings
BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions expected to have a material effect on BancShares’ consolidated financial statements currently exist. Additional information related to legal proceedings is set forth in Note T, Commitments and Contingencies, of BancShares’ Notes to Consolidated Financial Statements.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the Nasdaq Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Pink Market under the symbol FCNCB. As of February 14, 2020, there were aggregates of 1,301 and 216 holders of record and individual participants in securities position listings with respect to the Class A common stock and Class B common stock, respectively. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter bid prices for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.

The average monthly trading volume for the Class A common stock was 742,991 shares for the fourth quarter of December 31, 2019 and 902,318 shares for the year ended December 31, 2019. The Class B common stock monthly trading volume averaged 490 shares in the quarter ended December 31, 2019 and 780 shares for the year ended December 31, 2019.

During 2019, the Board approved a series of authorizations of share repurchases of BancShares’ Class A common stock. The shares could be repurchased from time to time at management’s discretion during the authorized periods. The authorizations did not obligate BancShares to repurchase any particular amount of shares, and repurchases were able to be suspended or discontinued at any time. A summary of share repurchases during 2019 is disclosed below. An additional 120,990 shares have been repurchased subsequent to December 31, 2019 through February 14, 2020.

During 2019, the share repurchases included 100,000 shares of Class A common stock purchased from Ella Anna Holding, as trustee of her revocable trust. Mrs. Holding is the widow of BancShares’ former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, BancShares’ Chairman and Chief Executive Officer and Vice Chairman, respectively. Pursuant to the existing share repurchase authorization, the Board’s independent Audit Committee reviewed and approved the repurchase of up to 250,000 shares held by Mrs. Holding on or before April 30, 2020, pursuant to BancShares’ related person transaction policy.

On January 28, 2020, the Board authorized the repurchase of up to 500,000 shares of Class A common stock for the period of February 1, 2020 through April 30, 2020. This authority supersedes all previously approved authorities.

Shares of Class A common stock repurchased by BancShares during the year ended December 31, 2019.

Class A common stock	Total Number of Class A Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
Total repurchases in the first quarter of 2019	243,000	$414.58	243,000	375,000
Total repurchases in the second quarter of 2019	205,500	436.81	205,500	169,500
Total repurchases in the third quarter of 2019	295,900	457.50	295,900	504,100
Repurchases from October 1, 2019 to October 31, 2019(1)	146,100	472.94	146,100	358,000
Repurchases from November 1, 2019 to November 30, 2019(2)	64,210	511.11	64,210	435,790
Repurchases from December 1, 2019 to December 31, 2019(2)	44,200	521.22	44,200	391,590
Total repurchases in the fourth quarter of 2019	254,510	$490.96	254,510	391,590
Total repurchases in 2019	998,910	$451.33	998,910	391,590
(1)The Board authorized the repurchase of up to 800,000 of BancShares' Class A common stock for the period July 1, 2019 through June 30, 2020. The authorization was publicly announced on July 30, 2019.
(2)The Board authorized the repurchase of up to 500,000 shares of BancShares' Class A common stock for the period November 1, 2019 through January 31, 2020, superseding all previous authorities. The authorization was publicly announced on October 29, 2019.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq – Banks Index and the Nasdaq – U.S. Index. Each trend line assumes $100 was invested on December 31, 2014, and dividends were reinvested for additional shares.

Item 6. Selected Financial Data
Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS
Interest income	$1,404,011	$1,245,757	$1,103,690	$987,757	$969,209
Interest expense	92,642	36,857	43,794	43,082	44,304
Net interest income	1,311,369	1,208,900	1,059,896	944,675	924,905
Provision for loan and lease losses	31,441	28,468	25,692	32,941	20,664
Net interest income after provision for loan and lease losses	1,279,928	1,180,432	1,034,204	911,734	904,241
Gain on acquisitions	—	—	134,745	5,831	42,930
Noninterest income excluding gain on acquisitions	415,861	400,149	387,218	371,268	424,158
Noninterest expense	1,103,741	1,076,971	1,012,469	937,766	1,038,915
Income before income taxes	592,048	503,610	543,698	351,067	332,414
Income taxes	134,677	103,297	219,946	125,585	122,028
Net income	$457,371	$400,313	$323,752	$225,482	$210,386
Net interest income, taxable equivalent (1)	$1,314,940	$1,212,280	$1,064,415	$949,768	$931,231
PER SHARE DATA
Net income	$41.05	$33.53	$26.96	$18.77	$17.52
Cash dividends	1.60	1.45	1.25	1.20	1.20
Market price at period end (Class A)	532.21	377.05	403.00	355.00	258.17
Book value at period end	337.38	300.04	277.60	250.82	239.14
SELECTED PERIOD AVERAGE BALANCES
Total assets	$37,161,719	$34,879,912	$34,302,867	$32,439,492	$31,072,235
Investment securities	6,919,069	7,074,929	7,036,564	6,616,355	7,011,767
Loans and leases (2)	26,656,048	24,483,719	22,725,665	20,897,395	19,528,153
Interest-earning assets	34,866,734	32,847,661	32,213,646	30,267,788	28,893,157
Deposits	32,218,536	30,165,249	29,119,344	27,515,161	26,485,245
Interest-bearing liabilities	20,394,815	18,995,727	19,576,353	19,158,317	18,986,755
Securities sold under customer repurchase agreements	530,818	555,555	649,252	721,933	606,357
Other short-term borrowings	23,087	58,686	77,680	7,536	227,937
Long-term borrowings	392,150	304,318	842,863	811,755	547,378
Shareholders’ equity	$3,551,781	$3,422,941	$3,206,250	$3,001,269	$2,797,300
Shares outstanding	11,141,069	11,938,439	12,010,405	12,010,405	12,010,405
SELECTED PERIOD-END BALANCES
Total assets	$39,824,496	$35,408,629	$34,527,512	$32,990,836	$31,475,934
Investment securities	7,173,003	6,834,362	7,180,256	7,006,678	6,861,548
Loans and leases	28,881,496	25,523,276	23,596,825	21,737,878	20,239,990
Deposits	34,431,236	30,672,460	29,266,275	28,161,343	26,930,755
Securities sold under customer repurchase agreements	442,956	543,936	586,256	590,936	592,182
Other short-term borrowings	295,277	28,351	107,551	12,551	2,551
Long-term borrowings	588,638	319,867	870,240	832,942	704,155
Shareholders’ equity	$3,586,184	$3,488,954	$3,334,064	$3,012,427	$2,872,109
Shares outstanding	10,629,495	11,628,405	12,010,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	1.23%	1.15%	0.94%	0.70%	0.68%
Rate of return on average shareholders’ equity	12.88	11.69	10.10	7.51	7.52
Average equity to average assets ratio	9.56	9.81	9.35	9.25	9.00
Net yield on interest-earning assets (taxable equivalent)	3.77	3.69	3.30	3.14	3.22
Allowance for loan and lease losses to total loans and leases:
PCI	1.35	1.51	1.31	1.70	1.72
Non-PCI	0.77	0.86	0.93	0.98	0.98
Total	0.78	0.88	0.94	1.01	1.02
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.58	0.52	0.61	0.67	0.83
Tier 1 risk-based capital ratio	10.86	12.67	12.88	12.42	12.65
Common equity Tier 1 ratio	10.86	12.67	12.88	12.42	12.51
Total risk-based capital ratio	12.12	13.99	14.21	13.85	14.03
Leverage capital ratio	8.81	9.77	9.47	9.05	8.96
Dividend payout ratio	3.90	4.32	4.64	6.39	6.85
Average loans and leases to average deposits	82.74	81.17	78.04	75.95	73.73
(1) The taxable-equivalent adjustment was $3.6 million, $3.4 million, $4.5 million, $5.1 million and $6.3 million for the years 2019, 2018, 2017, 2016, and 2015, respectively.
(2) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (“BancShares”) and its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. See Note A, Accounting Policies and Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this report for more detail. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2019, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us,” “our,” and “BancShares” in this section refer to the consolidated financial position and consolidated results of operations for BancShares.
Year-over-year comparisons of the financial results for 2018 and 2017 are contained in Item 7 of BancShares’ Form 10-K for 2018 filed with the SEC on February 20, 2019 and available through FCB’s website www.firstcitizens.com or the SEC’s EDGAR database.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results and other statements which are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “projects,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of BancShares’ management about future events.

Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions affecting our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of acquisition transactions and/or the risks discussed in Item 1A. Risk Factors above and other developments or changes in our business we do not expect.

Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are in accordance with GAAP and are described in Note A, Accounting Policies and Basis of Presentation, of the Notes to the Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires us to exercise judgment in determining many of the estimates and assumptions utilized to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations could be materially affected by changes to these estimates and assumptions.

The following is a summary of the more critical areas where these critical assumptions and estimates could impact the financial condition, results of operations and cash flows of BancShares:

Allowance for loan and lease losses. The allowance for loan and lease losses (“ALLL”) represents the best estimate of inherent credit losses within the loan and lease portfolio as of the balance sheet date. Estimating credit losses requires judgment in determining the amount and timing of expected cash flows, the value of the underlying collateral and loan specific attributes impacting the borrower’s ability to repay contractual obligations. Other factors such as economic conditions, historical loan losses, migration of loans through delinquency stages and changes in the size, composition and risks within the loan portfolio are also considered. Loan balances considered uncollectible are charged off against the ALLL. If it is probable a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement and a loss is probable, a specific valuation allowance is determined. Recoveries of amounts previously charged-off are generally credited to the ALLL.

Purchased credit impaired (“PCI”) loans are initially recorded at fair value and are generally pooled based upon common risk characteristics. At each balance sheet date, we evaluate whether the estimated cash flows have decreased and if so, recognize an additional allowance. Subsequent improvements in expected cash flows results first in the recovery of any allowance established and then in the recognition of additional interest income over the remaining lives of the loans.
The ALLL for non-purchased credit impaired (“non-PCI”) loans is assessed at each balance sheet date and adjustments are recorded in provision for loan and lease losses. General reserves for collective impairment are based on historical loss rates for each loan class by credit quality indicator and may be adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends. Non-PCI loans classified as impaired as of the balance sheet date are assessed for individual impairment based on the loan’s characteristics and either a specific valuation allowance is established or partial charge-off is recorded.
Management considers the established ALLL adequate to absorb incurred losses for loans and leases outstanding at December 31, 2019. As of January 1, 2020, BancShares adopted FASB ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the methodology, accounting policies and inputs used in determining the allowance for credit losses. See Note A, Accounting Policies and Basis of Presentation, in the Notes to Consolidated Financial Statements for discussion of our accounting policies for the ALLL and the implementation status of ASU 2016-13. See Note E, Allowance for Loan and Lease Losses, in the Notes to Consolidated Financial Statements for additional disclosures.
Financial Measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Certain assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include marketable equity securities, investment securities available for sale and loans held for sale. There were no liabilities measured at fair value on a recurring basis at December 31, 2019. We also measure certain assets at fair value on a non-recurring basis. Examples include impaired loans, other real estate owned (“OREO”), goodwill and intangible assets. Assets acquired and liabilities assumed in a business combination are recognized at fair value as of the acquisition date.

Fair value is determined using different inputs and assumptions based upon the instrument being valued. Where observable market prices from transactions for identical assets or liabilities are not available, we identify market prices for similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other modeling techniques, which often incorporate unobservable inputs which are inherently subjective and require significant judgment. Fair value estimates requiring significant judgments are determined using various inputs developed by management with the appropriate skills, understanding and knowledge of the underlying asset or liability to ensure the development of fair value estimates is reasonable. Typical pricing sources used in estimating fair values include, but are not limited to, active markets with high trading volume, third-party pricing services, external appraisals, valuation models and commercial and residential evaluation reports. In certain cases, our assessments, with respect to assumptions market participants would make, may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. See Note P, Estimated Fair Values, and Note B, Business Combinations, in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

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

We evaluate our effective tax rate on a quarterly basis based upon the current estimate of net income, the favorable impact of various credits, statutory tax rates expected for the year and the amount of tax liability. We file tax returns in relevant jurisdictions and settle our return liabilities.

Changes in estimated income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements. See Note O, Income Taxes, in the Notes to Consolidated Financial Statements for additional disclosures.

CURRENT ACCOUNTING PRONOUNCEMENTS
Table 2 details ASUs issued by the FASB adopted in 2019. See Note A, Accounting Policies and Basis of Presentation, in the Notes to the Consolidated Financial Statements for more detail on the impact on the consolidated financial statements.

Table 2
Recently Adopted Accounting Pronouncements

Standard	Date of Adoption
ASU 2016-02 - Leases (Topic 842)	January 1, 2019
ASU 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
July 1, 2019
ASU 2019-04 - Codification Improvements to 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	November 1, 2019

EXECUTIVE OVERVIEW

BancShares conducts its banking operations through its wholly owned subsidiary FCB, a state-chartered bank organized under the laws of the state of North Carolina.

BancShares’ earnings and cash flows are primarily derived from our commercial and retail banking activities. We gather deposits from retail and commercial customers as well as secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial and retail banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks. The fees generated from these products and services are a primary source of noninterest income and an essential component of our total revenue.

Our strong financial position enables us to pursue growth through strategic acquisitions to enhance organizational value by providing opportunities to grow capital and increase earnings. These transactions allow us to strengthen our presence in existing markets as well as expand our footprint into new markets.

The interest rate environment, specifically the decline in short-term rates and flattening of the yield curve in 2019, has presented significant challenges to the efforts of commercial banks to generate earnings and shareholder value. While our balance sheet is asset sensitive overall, we seek to reduce volatility and minimize the risk to earnings from interest rate movements in either direction. Additionally, our initiatives focus on growth of noninterest income sources, management of noninterest expenses, optimization of our branch network and further enhancements to our technology and delivery channels.

In lending, we continue to focus our activities within our core competencies of retail, small business, medical, commercial and commercial real estate lending to build a diversified portfolio. Our low to moderate risk appetite continues to govern all lending activities.

We also pursue noninterest income through enhanced credit card offerings and wealth management and merchant services. We have recently redesigned our credit card programs to offer more competitive products, intended to both increase the number of accounts and frequency of card usage. Enhancements include more comprehensive reward programs and improved card benefits. In wealth management, we have broadened our products and services to better align with the specialized needs and desires of those customers. Services include holistic financial planning, business owner advisory services and enhanced private banking offerings.

Our goals are to increase efficiencies and control costs while effectively executing an operating model that best serves our customers’ needs. We seek the appropriate footprint and staffing levels to take advantage of the revenue opportunities in each of our markets. Management is pursuing opportunities to improve operational efficiency and increase profitability through expense control, while continuing enterprise sustainability projects to improve the operating environment. Such initiatives include the automation of certain manual processes, elimination of duplicated and outdated systems, enhancements to existing technology, implementation of new digital technologies, and actively managing personnel expenses and discretionary spending. We routinely review vendor agreements and larger third party contracts for cost savings.

Recent Economic and Industry Developments

Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (“GDP”) information available, the Bureau of Economic Analysis’ revised estimate of third quarter 2019 GDP growth was 2.1%, up from 2.0% GDP growth in the second quarter 2019. The acceleration in real GDP in the third quarter reflected a smaller decrease in private inventory investment and upturns in exports and residential fixed investment. These were partially offset by decelerations in personal consumption expenditures, federal government spending, and state and local government spending, and a larger decrease in nonresidential fixed investment.

The U.S. unemployment rate dropped from 3.9% in December 2018 to 3.5% in December 2019. According to the U.S. Department of Labor, nonfarm payroll employment growth in 2019 was 2.1 million, compared to 2.7 million in 2018.

During the latter half of 2019, the FOMC lowered the federal funds rate by 75 basis points to a target range of 1.50% to 1.75%. The FOMC cited the implications of global economic developments, muted inflation pressures as well as weakened business investment and exports for its actions. The FOMC also indicated that the U.S. labor market remains strong and economic activity rose at a moderate rate. In its most recent meeting, the FOMC decided to leave the federal funds rate target range unchanged. In determining the timing and size of future adjustments to the target range for the federal funds rates, the FOMC indicated it will assess realized and expected economic conditions relative to its objectives of maximum employment and 2.0% inflation.

The U.S. Census Bureau and the Department of Housing and Urban Development’s latest estimate for sales of new single-family homes in November 2019 was at a seasonally adjusted annual rate of 719,000, up 16.9% from the November 2018 estimate of 615,000. Purchases of existing homes in 2019 are also up 2.7% from a year ago.

Similar to the economic environment, the performance trends in the banking industry are mixed, as shown in the latest national banking results from the third quarter of 2019. FDIC-insured institutions reported a 7.3% decrease in net income compared to the third quarter of 2018 primarily a result of nonrecurring events at three large institutions resulting in higher noninterest expense and realized losses on securities. Loan-loss provisions increased by 16.9% while noninterest expense rose by 5.7% from a year earlier. Banking industry average net interest margin (“NIM”) was 3.35% in the third quarter of 2019, down from 3.45% in the same quarter a year ago as average funding costs outpaced average asset yields. Total loans increased by 4.6% over the past twelve months primarily due to growth in commercial and industrial loans.

FINANCIAL PERFORMANCE SUMMARY

For the year ended December 31, 2019, net income was $457.4 million, or $41.05 per share, compared to $400.3 million, or $33.53 per share, during 2018. The return on average assets was 1.23% during 2019, compared to 1.15% during 2018. The return on average shareholders’ equity was 12.88% and 11.69% for the respective periods. The $57.1 million, or 14.3% increase in net income was primarily the result of the following:
Income Statement Highlights

•
Net interest income for the year ended 2019 increased $102.5 million, or by 8.5%, compared to the year ended 2018. The taxable-equivalent net interest margin was 3.77% for the year ended 2019, an increase of 8 basis points from the year ended 2018. These increases were driven by loan growth and increases in both loan and investment yields, partially offset by higher deposit costs.

•
BancShares recorded net provision expense for loan and lease losses of $31.4 million in 2019, compared to $28.5 million in 2018. Provision expense remained relatively stable due to strong credit quality, partially offset by loan growth. The net charge-off to average non-PCI loans ratio was 0.12% for the year, up 1 basis point from 2018.

•
Noninterest income for the year ended 2019 totaled $415.9 million, an increase of $15.7 million, or 3.9%, from the prior year. This was supported by our fee-income producing lines of business led by mortgage, cardholder and wealth services. Additionally, marketable equity securities gains and realized gains on investment securities available for sale increased $28.2 million and $6.8 million, respectively, offset by $26.6 million in debt extinguishment gains in 2018 which did not recur in 2019.

•
Noninterest expense was $1.10 billion for the year ended December 31, 2019, compared to $1.08 billion for the same period in 2018. The increase was primarily attributable to personnel, furniture and equipment and merger-related expenses.

•
Income tax expense was $134.7 million and $103.3 million for the years ended 2019 and 2018, respectively, representing effective tax rates of 22.7% and 20.5%. The rate increase was primarily due to the 2018 recognition of a tax benefit recorded as a result of the Tax Act.

Balance Sheet Highlights

•
Loan growth was strong during 2019, as loans increased by $3.36 billion, or by 13.2% to $28.88 billion, primarily driven by originated portfolio growth and net loans acquired from Biscayne Bancshares, First South Bancorp and Entegra. Excluding current year acquired loans of $2.00 billion, total loans increased by $1.36 billion, or 5.3%.

•
The allowance for loan and lease losses as a percentage of total loans was 0.78% at December 31, 2019, compared to 0.88% at December 31, 2018. At December 31, 2019, BancShares’ nonperforming assets, including nonaccrual loans and OREO, increased $34.4 million to $168.3 million or 0.58% of total loans from $133.9 million or 0.52% of total loans at December 31, 2018. Although nonperforming assets have increased, credit quality continues to be strong and ratios remain at historically low levels.

•
Deposit growth continued in 2019, up $3.76 billion, or by 12.3% to $34.43 billion, primarily due to organic growth as well as the addition of deposit balances from the Biscayne Bancshares, First South Bancorp and Entegra acquisitions. Excluding current year acquired deposits of $2.27 billion, total deposits increased by $1.49 billion, or 4.8%.

Capital Highlights

•	In 2019, we returned $468.6 million of capital to shareholders through the repurchase of 998,910 shares of Class A common stock for $450.8 million and cash dividends of $17.7 million.

•	Common shareholders’ equity increased to $3.59 billion on December 31, 2019, compared to $3.49 billion on December 31, 2018 as earnings exceeded share repurchases and dividends during the year.

•
Under Basel III capital requirements, BancShares remained well-capitalized at December 31, 2019, with a total risk-based capital ratio of 12.12%, Tier 1 risk based capital ratio and common Tier 1 ratio of 10.86% and leverage capital ratio of 8.81%.

BUSINESS COMBINATIONS

FCB has evaluated the financial statement significance for all business combinations completed during 2019 and 2018. FCB has concluded the completed business combinations noted below are not material to BancShares’ financial statements, individually or in aggregate, and therefore, pro forma financial data has not been included.

Community Financial Holding Co. Inc.

On February 1, 2020, FCB completed the merger of Duluth, Georgia-based Community Financial Holding Co. Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank. Under the terms of the agreement, total cash consideration of $2.3 million was paid to the shareholders of Community Financial. The merger allows FCB to expand its presence and enhance banking efforts in Georgia. As of December 31, 2019, Community Financial reported $224.0 million in consolidated assets, $136.9 million in loans, and $211.8 million in deposits.

Entegra Financial Corp.

On December 31, 2019, FCB completed the merger of Franklin, North Carolina-based Entegra Financial Corp. (“Entegra”) and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 for each share of common stock was paid to the shareholders of Entegra, totaling approximately $222.8 million. The merger allows FCB to enhance banking efforts and expand its presence in western North Carolina. FCB agreed to divest certain branches, other assets and liabilities as a requirement of regulatory approval for the transaction, which is anticipated to close in 2020. The merger contributed $1.73 billion in consolidated assets, which included $1.03 billion in loans, and $1.33 billion in deposits, as of the merger date. The assets and liabilities of the branches to be divested are recorded on the Consolidated Balance Sheets and in the related Notes to the Consolidated Financial Statements within loans and leases, premises and equipment and total deposits with a fair value of $106.4 million, $2.3 million, and $186.4 million, respectively as of December 31, 2019.

First South Bancorp, Inc.

On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp, Inc. (“First South Bancorp”) and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 for each share of common stock was paid to the shareholders of First South Bancorp, totaling approximately $37.5 million. The merger allows FCB to expand its presence and enhance banking efforts in South Carolina. The merger contributed $253.0 million in consolidated assets, which included $179.2 million in loans, and $207.6 million in deposits, as of the merger date.

Biscayne Bancshares, Inc.

On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (“Biscayne Bancshares”) and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 for each share of common stock was paid to the shareholders of Biscayne Bancshares, totaling approximately $118.9 million. The merger allows FCB to expand its presence in Florida and enhance banking efforts in South Florida. The merger contributed $1.08 billion in consolidated assets, which included $863.4 million in loans, and $786.5 million in deposits, as of the merger date.

Palmetto Heritage Bancshares, Inc.

On November 1, 2018, FCB completed the merger of Pawleys Island, South Carolina-based Palmetto Heritage Bancshares, Inc. (“Palmetto Heritage”) and its subsidiary, Palmetto Heritage Bank & Trust, into FCB. Under the terms of the agreement, cash consideration of $135.00 per share was paid to the shareholders of Palmetto Heritage for each share of Palmetto Heritage’s common stock, with total consideration paid of $30.4 million. The merger allowed FCB to expand its presence and enhance banking efforts in the South Carolina coastal markets. The merger contributed $179.7 million in consolidated assets, which included $135.1 million in loans, and $124.9 million in deposits, as of the merger date.

Capital Commerce Bancorp, Inc.

On October 2, 2018, FCB completed the merger of Milwaukee, Wisconsin-based Capital Commerce Bancorp, Inc. (“Capital Commerce”) and its subsidiary, Securant Bank & Trust, into FCB. Under the terms of the merger agreement, cash consideration of $4.75 per share was paid to the shareholders of Capital Commerce for each share of Capital Commerce’s common stock, with total consideration paid of $28.1 million. The merger allowed FCB to expand its presence and enhance banking efforts in the Milwaukee market. The merger contributed $232.6 million in consolidated assets, which included $184.1 million in loans, and $172.4 million in deposits, as of the merger date.

HomeBancorp, Inc.

On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (“HomeBancorp”) and its subsidiary, HomeBanc, into FCB. Under the terms of the merger agreement, cash consideration of $15.03 per share was paid to the shareholders of HomeBancorp for each share of HomeBancorp’s common stock, with total consideration paid of $112.7 million. The merger allowed FCB to expand its footprint in Florida by entering into the Tampa and Orlando markets. The merger contributed $900.3 million in consolidated assets, which included $566.2 million in loans, and $619.6 million in deposits, as of the merger date.

See Note B, Business Combinations, in the Notes to Consolidated Financial Statements for additional disclosures.

FDIC-ASSISTED TRANSACTIONS

BancShares completed fourteen FDIC-assisted transactions between 2009 and 2017. The carrying value of loans acquired in these transactions was approximately $573.7 million at December 31, 2019. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.

At December 31, 2019, shared-loss protection remains for a single acquired bank related to single family residential loans of $44.8 million. Cumulative losses for all fourteen acquisitions incurred through December 31, 2019, totaled $1.20 billion. Cumulative amounts reimbursed by the FDIC through December 31, 2019, totaled $674.5 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments owed to the FDIC at the termination of the agreements if actual cumulative losses on covered assets are lower than originally estimated by the FDIC at the time of acquisition (“clawback liability”). As of December 31, 2019, and December 31, 2018, the estimated clawback liability was $112.4 million and $105.6 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

Table 3 provides changes in the FDIC clawback liability for the years ended December 31, 2019 and December 31, 2018.

Table 3
FDIC CLAWBACK LIABILITY

(Dollars in thousands)	2019	2018
Beginning balance	$105,618	$101,342
Accretion	6,777	4,023
Adjustments related to changes in assumptions	—	253
Ending balance	$112,395	$105,618

Table 4
AVERAGE BALANCE SHEETS

	2019			2018
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases(1)	$26,656,048	$1,219,825	4.58%	$24,483,719	$1,075,682	4.39%
Investment securities:
U.S. Treasury	945,094	22,235	2.35	1,514,598	28,277	1.87
Government agency	491,001	14,308	2.91	106,067	2,697	2.54
Mortgage-backed securities	5,198,884	114,819	2.21	5,241,865	113,698	2.17
Corporate bonds	153,841	7,945	5.16	104,796	5,727	5.46
Other investments	130,249	2,205	1.69	107,603	1,059	0.98
Total investment securities	6,919,069	161,512	2.33	7,074,929	151,458	2.14
Overnight investments	1,291,617	26,245	2.03	1,289,013	21,997	1.71
Total interest-earning assets	34,866,734	$1,407,582	4.04%	32,847,661	$1,249,137	3.80%
Cash and due from banks	271,466			281,510
Premises and equipment	1,218,611			1,164,542
Allowance for loan and lease losses	(226,600)			(223,300)
Other real estate owned	45,895			47,053
Other assets	985,613			762,446
Total assets	$37,161,719			$34,879,912

Liabilities
Interest-bearing deposits:
Checking with interest	$5,353,555	$1,854	0.03%	$5,188,542	$1,257	0.02%
Savings	2,604,217	1,700	0.07	2,466,734	789	0.03
Money market accounts	8,175,510	27,479	0.34	7,993,943	10,664	0.13
Time deposits	3,315,478	45,221	1.36	2,427,949	9,773	0.40
Total interest-bearing deposits	19,448,760	76,254	0.39	18,077,168	22,483	0.12
Securities sold under customer repurchase agreements	530,818	1,995	0.38	555,555	1,738	0.31
Other short-term borrowings	23,087	671	2.87	58,686	1,919	3.27
Long-term obligations	392,150	13,722	3.45	304,318	10,717	3.48
Total interest-bearing liabilities	20,394,815	92,642	0.45	18,995,727	36,857	0.19
Demand deposits	12,769,776			12,088,081
Other liabilities	445,347			373,163
Shareholders’ equity	3,551,781			3,422,941
Total liabilities and shareholders’ equity	$37,161,719			$34,879,912
Interest rate spread			3.59%			3.61%

Net interest income and net yield on interest-earning assets		$1,314,940	3.77%		$1,212,280	3.69%
(1)Loans and leases include PCI and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $9.7 million, $8.8 million, and $9.7 million for the years ended 2019, 2018, and 2017, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0% for 2019 and 2018, and 35.0% for 2017, as well as state income tax rates of 3.9%, 3.4%, and 3.1% for the years ended 2019, 2018, and 2017, respectively. The taxable-equivalent adjustment was $3.6 million, $3.4 million, and $4.5 million, for the years ended 2019, 2018, and 2017, respectively.
(2)The rate/volume variance is allocated proportionally between the changes in volume and rate.

Table 4
AVERAGE BALANCE SHEETS (continued)

			2019			2018
2017			Change from previous year due to:			Change from previous year due to:
Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/Rate	Total Change(2)	Volume	Yield/Rate	Total Change(2)

$22,725,665	$959,785	4.22%	$83,908	$60,235	$144,143	$65,709	$50,188	$115,897

1,628,088	18,015	1.11	(10,632)	4,590	(6,042)	(1,255)	11,517	10,262
38,948	647	1.66	9,787	1,824	11,611	1,115	935	2,050
5,206,897	98,341	1.89	(191)	1,312	1,121	586	14,771	15,357
60,950	3,877	6.36	2,680	(462)	2,218	2,789	(939)	1,850
101,681	698	0.69	230	916	1,146	50	311	361
7,036,564	121,578	1.73	1,874	8,180	10,054	3,285	26,595	29,880
2,451,417	26,846	1.10	45	4,203	4,248	(12,729)	7,880	(4,849)
32,213,646	$1,108,209	3.44%	$85,827	$72,618	$158,445	$56,265	$84,663	$140,928
417,229
1,133,255
(226,465)
56,478
708,724
$34,302,867

$4,956,498	$1,021	0.02%	$40	$557	$597	$48	$188	$236
2,278,895	717	0.03	44	867	911	59	13	72
8,136,731	6,969	0.09	242	16,573	16,815	(123)	3,818	3,695
2,634,434	7,489	0.28	3,572	31,876	35,448	(587)	2,871	2,284
18,006,558	16,196	0.09	3,898	49,873	53,771	(603)	6,890	6,287
649,252	2,179	0.34	(77)	334	257	(314)	(127)	(441)
77,680	2,659	3.39	(1,164)	(84)	(1,248)	(607)	(133)	(740)
842,863	22,760	2.67	3,057	(52)	3,005	(13,316)	1,273	(12,043)
19,576,353	43,794	0.22	5,714	50,071	55,785	(14,840)	7,903	(6,937)
11,112,786
407,478
3,206,250
$34,302,867
		3.22%

	$1,064,415	3.30%	$80,113	$22,547	$102,660	$71,105	$76,760	$147,865

RESULTS OF OPERATIONS
Net Interest Margin and Income (Taxable Equivalent Basis)

The year-to-date taxable-equivalent net interest margin for 2019 was 3.77%, compared to 3.69% during 2018. The margin increase was primarily due to improved yields on loans and investments. This increase was partially offset by higher deposit costs. During 2019, yields on loans, investment securities and overnight investments increased 19 basis points to 4.58%, 19 basis points to 2.33% and 32 basis points to 2.03%, respectively.
Net interest income was $1.31 billion for the year ended December 31, 2019, an increase of $102.7 million, or 8.5%, compared to 2018. Interest income increased $158.4 million primarily due to increased average loans, coupled with increased yields on loans and investments. Interest expense increased by $55.8 million primarily due to an increase in rates paid on deposit accounts.
Interest income from loans and leases was $1.22 billion during 2019, an increase of $144.1 million compared to 2018. The increase was primarily due to increased average loans in the commercial, business and residential loan portfolios as well as increased yields, primarily on commercial and business loans and equity lines.
Interest income earned on investment securities was $161.5 million and $151.5 million during 2019 and 2018, respectively. The $10.0 million increase was primarily due to a 19 basis point improvement in investment yields due to changes in portfolio mix and higher yield on short duration U.S. Treasury securities.
Interest expense on interest-bearing deposits was $76.3 million in 2019, an increase of $53.8 million compared to 2018, primarily due to higher rates paid on money market and time deposits. Interest expense on borrowings was $16.4 million in 2019, an increase of $2.0 million compared to 2018, primarily due to higher short-term interest rates and an increase in average borrowings.
Average interest-earning assets increased $2.02 billion, or by 6.1%, for the year ended December 31, 2019. Growth in average interest-earning assets during 2019 was primarily due to organic loan growth and loans acquired from Biscayne Bancshares and First South Bancorp, partially offset by a reduction in investments. The year-to-date taxable-equivalent yield on interest-earning assets in 2019 improved 24 basis points to 4.04%.
Average interest-bearing liabilities increased $1.40 billion for the year ended December 31, 2019, primarily due to increased time deposits and deposits from acquisitions. The rate paid on interest-bearing liabilities increased 26 basis points to 0.45% in 2019 compared to 0.19% in 2018.
While the full year margin increased, the Bank experienced margin compression throughout 2019, as variable rate loans and new loan production both priced lower following three decreases in the federal funds rate, coupled with higher deposit funding costs. While net interest income is expected to continue increasing in 2020, management expects net interest margin to face continued market rate pressures and initially decrease at a slower pace than the second half of 2019 before stabilizing for the remainder of 2020.

Provision for Loan and Lease Losses

Provision expense on non-PCI loans and leases was $33.0 million during 2019, compared to $29.2 million and $29.1 million in 2018 and 2017, respectively. Net charge-offs on non-PCI loans and leases were $30.0 million, $26.5 million and $22.3 million for 2019, 2018 and 2017, respectively. Net charge-offs on non-PCI loans and leases represented 0.12% of average non-PCI loans and leases during 2019, compared to 0.11% and 0.10% during 2018 and 2017, respectively.

The PCI loan portfolio net provision credit was $1.6 million during 2019, compared to net provision credits of $0.8 million and $3.4 million during the same periods of 2018 and 2017, respectively.

On January 1, 2020, BancShares adopted a new accounting standard for estimating credit losses, CECL. The day-one impact to the allowance for credit losses is not expected to be significant. Refer to Note A, Accounting Policies and Basis of Presentation, of the Notes to Consolidated Financial Statements for a discussion of the methodology used in the determination of the allowance for credit losses, as well as further information about the adoption of CECL, under the “Recently Issued Accounting Pronouncements” section.

Noninterest Income

Table 5
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
Service charges on deposit accounts	$105,191	$105,486	$101,201
Wealth management services	99,241	97,966	86,719
Cardholder services, net	69,078	65,478	57,583
Other service charges and fees	31,644	30,606	28,321
Merchant services, net	24,304	24,504	22,678
Mortgage income	21,126	16,433	23,251
Recoveries of PCI loans previously charged off	17,445	16,598	21,111
Insurance commissions	12,810	12,702	12,465
ATM income	6,296	7,980	9,143
Marketable equity securities gains (losses), net	20,625	(7,610)	—
Realized gains on investment securities available for sale, net	7,115	351	4,293
Gain on extinguishment of debt	—	26,553	12,483
Gain on acquisitions	—	—	134,745
Other	986	3,102	7,970
Total noninterest income	$415,861	$400,149	$521,963

For the year ended December 31, 2019, total noninterest income was $415.9 million, compared to $400.1 million for 2018, an increase of $15.7 million, or 3.9%. The change was primarily attributable to the following:

•	Marketable equity securities gains increased income by $28.2 million due to favorable movements in the stock market throughout 2019.

•	Realized gains on investment securities available for sale increased $6.8 million due primarily to gains recognized on sales of mortgage-backed securities.

•	Mortgage income increased $4.7 million primarily due to favorable mortgage interest rate movements and higher sales volumes.

•	Cardholder services income increased by $3.6 million due to an increase in sales volume and cost savings achieved by converting credit card processing services.

•	The gain on extinguishment of debt of $26.6 million due to the early termination of FHLB advances in 2018 did not recur in 2019.
Noninterest Expense

Table 6
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
Salaries and wages	$551,112	$527,691	$490,610
Employee benefits	120,501	118,203	105,975
Occupancy expense	111,179	109,169	104,690
Equipment expense	112,290	102,909	97,478
Processing fees paid to third parties	29,552	30,017	25,673
Merger-related expenses	17,166	6,462	9,015
Core deposit intangible amortization	16,346	17,165	17,194
Consultant expense	12,801	14,345	14,963
Collection and foreclosure-related expenses	11,994	16,567	14,407
Advertising expense	11,437	11,650	11,227
FDIC insurance expense	10,664	18,890	22,191
Telecommunications expense	9,391	10,471	12,172
Other	89,308	93,432	86,874
Total noninterest expense	$1,103,741	$1,076,971	$1,012,469

For the year ended December 31, 2019, total noninterest expense was $1.10 billion, compared to $1.08 billion for 2018, an increase of $26.8 million, or 2.5%. The change was primarily attributable to the following:

•
Personnel expense, which includes salaries, wages and employee benefits, increased by $25.7 million, primarily driven by merit increases, increased headcount primarily driven by acquired bank personnel, increased payroll incentives and commissions and higher retirement benefit costs.

•	Merger-related expenses increased by $10.7 million primarily due to the 2019 acquisitions of Biscayne Bancshares, First South Bancorp and Entegra.

•	Equipment expense increased by $9.4 million primarily due to increased depreciation from hardware and software additions.

•	FDIC insurance expense decreased $8.2 million primarily due to the discontinuation of the Deposit Insurance Fund surcharge on large banks during 2018.

•	Collections and foreclosure-related expense decreased by $4.6 million primarily due to reductions in the write-downs of bank-owned properties.

Income Taxes

For 2019, income tax expense was $134.7 million compared to $103.3 million during 2018 and $219.9 million during 2017, reflecting effective tax rates of 22.7%, 20.5% and 40.5% during the respective periods. The effective tax rate increase in 2019 was primarily due to the 2018 recognition of a tax benefit resulting from the Tax Act. The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

INTEREST-EARNING ASSETS

Interest-earning assets include overnight investments, investment securities and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets, while keeping non-earning assets at a minimum.

Interest-earning assets averaged $34.87 billion in 2019, compared to $32.85 billion in 2018. The increase of $2.02 billion, or 6.1%, was primarily the result of strong originated loan growth and loans acquired in the Biscayne Bancshares and First South Bancorp acquisitions, partially offset by a decrease in average investment securities.

Investment Securities

The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note A, Accounting Policies and Basis of Presentation, and Note C, Investments, in the Notes to Consolidated Financial Statements for additional disclosures regarding investment securities.

The carrying value of all investment securities was $7.17 billion at December 31, 2019, an increase of $338.6 million when compared to $6.83 billion at December 31, 2018. The increase in the portfolio was primarily attributable to purchases totaling $4.95 billion and securities from acquisitions of $285.9 million, partially offset by maturities and paydowns of $2.69 billion and sales of $2.37 billion.

As of December 31, 2019, investment securities available for sale had a net pre-tax unrealized gain of $7.5 million, compared to a net pre-tax unrealized loss of $50.0 million as of December 31, 2018. After evaluating the investment securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2019. Investment securities classified as available for sale reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

On November 1, 2019, as part of the adoption of ASU 2019-04, mortgage-backed securities with an amortized cost of $2.08 billion were transferred from investment securities held to maturity to the available for sale portfolio. At the time of the transfer, the mortgage-backed securities had a fair value of $2.15 billion. The transfer resulted in a reclassification of unrealized losses of $72.5 million, or $55.8 million net of tax, previously frozen in accumulated other comprehensive income (“AOCI”). FCB still has the intent and ability to hold the remainder of the held to maturity portfolio to maturity.

On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion and a weighted average contractual maturity of 13 years. The unrealized loss on these securities at the date of transfer was $109.5 million or $84.3 million net of tax, and was reported as a component of AOCI. This unrealized loss was accreted over the remaining expected life of the securities as an adjustment of yield and is partially offset by the amortization of the corresponding discount on the transferred securities. For the year ended December 31, 2019, $19.9 million, or $15.3 million net of tax, of the unrealized loss has been accreted from AOCI into interest income.

Table 7 presents the investment securities portfolio at December 31, 2019 segregated by major category.

Table 7
INVESTMENT SECURITIES

	December 31
	2019		2018		2017
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale
U.S. Treasury	$409,397	$409,999	$1,249,243	$1,247,710	$1,658,410	$1,657,864
Government agency	684,085	682,772	257,252	256,835	—	—
Residential mortgage-backed securities	5,269,060	5,267,090	2,956,793	2,909,339	5,428,074	5,349,426
Commercial mortgage-backed securities	373,105	380,020	—	—	—	—
Corporate bonds	198,278	201,566	143,829	143,226	67,059	67,682
State, county and municipal	118,227	118,227	—	—	—	—
Total investment securities available for sale	7,052,152	7,059,674	4,607,117	4,557,110	7,153,543	7,074,972
Investment in marketable equity securities	59,262	82,333	73,809	92,599	75,471	105,208
Investment securities held to maturity
Residential mortgage-backed securities	—	—	2,087,024	2,103,126	76	81
Commercial mortgage-backed securities	—	—	97,629	98,376	—	—
Other	30,996	30,996	—	—	—
Total investment securities held to maturity	30,996	30,996	2,184,653	2,201,502	76	81
Total investment securities	$7,142,410	$7,173,003	$6,865,579	$6,851,211	$7,229,090	$7,180,261

At December 31, 2019, mortgage-backed securities represented 78.7% of the total fair value of investment securities, compared to government agency securities (9.5%), U.S. Treasury (5.7%), corporate bonds (2.8%), state, county and municipal securities (1.6%), marketable equity securities (1.1%) and other investments (0.4%). Overnight investments are with the Federal Reserve Bank and other financial institutions.

Table 8 presents the investment securities portfolio at December 31, 2019 segregated by major category with ranges of contractual maturities, average contractual maturities and taxable equivalent yields.

Table 8
INVESTMENT SECURITIES

	December 31, 2019
			Average maturity (Yrs./mos.)	Weighted taxable equivalent yield
(Dollars in thousands)	Cost	Fair value
Investment securities available for sale
U.S. Treasury
Within one year	$406,325	$406,927	0/2	2.41%
One to five years	2,021	2,021	2/7	1.65
Five to ten years	1,051	1,051	5/1	1.69
Over ten years	—	—	0	—
Total	409,397	409,999	0/3	2.41
Government agency(1)
One to five years	3,236	3,208	4/2	3.35
Five to ten years	236,247	235,532	9/5	2.42
Over ten years	444,602	444,032	23/1	2.49
Total	684,085	682,772	18/3	2.47
Residential mortgage-backed securities(1)
One to five years	87	87	3/10	0.65
Five to ten years	1,001,952	996,404	8/5	1.74
Over ten years	4,267,021	4,270,599	18/8	2.30
Total	5,269,060	5,267,090	16/9	2.20
Commercial mortgage-backed securities(1)
One to five years	9,374	9,374	3/8	2.01
Five to ten years	52,819	54,460	7/1	2.99
Over ten years	310,912	316,186	35/10	3.16
Total	373,105	380,020	30/11	3.11
State, county and municipal
One to five years	4,025	4,025	4/7	2.19
Five to ten years	9,308	9,308	8/5	1.96
Over ten years	104,894	104,894	15/11	2.26
Total	118,227	118,227	14/11	2.24
Corporate bonds
One to five years	18,450	18,925	4/1	5.40
Five to ten years	174,848	177,508	7/3	5.10
Over ten years	4,980	5,133	17/4	7.41
Total	198,278	201,566	7/3	5.18
Total investment securities available for sale	7,052,152	7,059,674
Investment securities held to maturity
Other investments
Within one year	30,746	30,746	0/4	2.06
One to five years	250	250	1/1	2.41
Total investment securities held to maturity	30,996	30,996	0/4	2.06
(1) Government agency, residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Loans and Leases

Our accounting methods for loans and leases depend on whether they are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since origination. Non-PCI loans consist of loans which were originated by us or purchased from other institutions that did not reflect credit deterioration at the time of purchase. PCI loans are purchased loans which reflect credit deterioration since origination such that it is probable at acquisition that we will be unable to collect all contractually required payments.

Loans and leases were $28.88 billion at December 31, 2019, a net increase of $3.36 billion, or 13.2%, since December 31, 2018. Excluding current year acquired loans of $2.00 billion, total loans increased by $1.36 billion, or 5.3%. Non-PCI loans and leases were $28.32 billion at December 31, 2019, compared to $24.92 billion at December 31, 2018. The increase in non-PCI loans was driven by $1.50 billion of organic growth, primarily in the commercial, business and residential mortgage portfolios as well as the addition of $812.3 million, $139.7 million and $953.7 million in non-PCI loans from the Biscayne Bancshares, First South Bancorp and Entegra acquisitions, respectively. PCI loans were $558.7 million at December 31, 2019, compared to $606.6 million at December 31, 2018. The $47.9 million PCI portfolio decline over this period was a result of $149.2 million loan run-off, offset by newly acquired PCI loans totaling $101.3 million.

Non-PCI loans and leases represented 98.1% of total loans and leases at December 31, 2019, compared to 97.6% of total loans and leases at December 31, 2018.

Table 9 provides the composition of net loans and leases for the past five years.

Table 9
LOANS AND LEASES

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-PCI loans and leases:
Commercial:
Construction and land development	$1,013,454	$757,854	$669,215	$649,157	$620,352
Commercial mortgage	12,282,635	10,717,234	9,729,022	9,026,220	8,274,548
Other commercial real estate	542,028	426,985	473,433	351,291	321,021
Commercial and industrial and leases	4,403,792	3,938,730	3,625,208	3,393,771	3,099,736
Other	310,093	296,424	302,176	340,264	314,832
Total commercial loans	18,552,002	16,137,227	14,799,054	13,760,703	12,630,489
Noncommercial:
Residential mortgage	5,293,917	4,265,687	3,523,786	2,889,124	2,695,985
Revolving mortgage	2,339,072	2,542,975	2,701,525	2,601,344	2,523,106
Construction and land development	357,385	257,030	248,289	231,400	220,073
Consumer	1,780,404	1,713,781	1,561,173	1,446,138	1,219,821
Total noncommercial loans	9,770,778	8,779,473	8,034,773	7,168,006	6,658,985
Total non-PCI loans and leases	$28,322,780	$24,916,700	$22,833,827	$20,928,709	$19,289,474
Total PCI loans	$558,716	$606,576	$762,998	$809,169	$950,516
Total loans and leases	28,881,496	25,523,276	23,596,825	21,737,878	20,239,990
Less allowance for loan and lease losses	(225,141)	(223,712)	(221,893)	(218,795)	(206,216)
Net loans and leases	$28,656,355	$25,299,564	$23,374,932	$21,519,083	$20,033,774
Allowance for loan and lease losses

The ALLL was $225.1 million at December 31, 2019, compared to $223.7 million and $221.9 million at December 31, 2018 and 2017, respectively. The ALLL as a percentage of total loans was 0.78% at December 31, 2019, compared to 0.88% and 0.94% at December 31, 2018 and 2017, respectively.

At December 31, 2019, the ALLL allocated to non-PCI loans and leases was $217.6 million, or 0.77% of non-PCI loans and leases, compared to $214.6 million, or 0.86%, at December 31, 2018, and $211.9 million, or 0.93%, at December 31, 2017.

The ALLL as a percentage of non-PCI loans at December 31, 2019 and 2018 decreased primarily due to changes in portfolio mix and sustained credit quality, coupled with impact of loan growth from recent acquisitions with no recorded allowance. This was partially offset by increases in specific reserves. Credit quality indicators such as nonaccrual assets and delinquency showed small increases but remain at historically low levels.

The ALLL allocated to PCI loans totaled $7.5 million, or 1.35% of PCI loans, at December 31, 2019 compared to $9.1 million, or 1.51%, at December 31, 2018, and $10.0 million, or 1.31%, at December 31, 2017.

Management considers the ALLL adequate to absorb estimated inherent losses related to loans and leases outstanding at December 31, 2019. During January 2020, BancShares adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the methodology, accounting policies, and inputs used in determining the allowance for credit losses. Refer to Note A, Accounting Policies and Basis of Presentation, in the Notes to Consolidated Financial Statements for a discussion of the methodology used in the determination of the allowance for credit losses, as well as further information about the adoption of CECL, under the "Recently Issued Accounting Pronouncements" section.

Table 10 provides details of the ALLL and provision components by loan class for the past five years.

Table 10
ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan and lease losses at beginning of period	$223,712	$221,893	$218,795	$206,216	$204,466
Non-PCI provision for loan and lease losses	33,049	29,232	29,139	34,870	22,937
PCI credit for loan losses	(1,608)	(765)	(3,447)	(1,929)	(2,273)
Non-PCI Charge-offs:
Commercial:
Construction and land development	(196)	(44)	(599)	(680)	(1,012)
Commercial mortgage	(1,096)	(1,140)	(421)	(987)	(1,498)
Other commercial real estate	—	(69)	(5)	—	(178)
Commercial and industrial and leases	(13,352)	(10,211)	(11,921)	(9,455)	(6,354)
Other	(100)	(130)	(912)	(144)	—
Total commercial loans	(14,744)	(11,594)	(13,858)	(11,266)	(9,042)
Noncommercial:
Residential mortgage	(1,137)	(1,689)	(1,376)	(926)	(1,619)
Revolving mortgage	(2,584)	(3,235)	(2,368)	(3,287)	(2,925)
Construction and land development	—	(219)	—	—	(22)
Consumer	(24,562)	(22,817)	(18,784)	(14,108)	(11,696)
Total noncommercial loans	(28,283)	(27,960)	(22,528)	(18,321)	(16,262)
Total non-PCI charge-offs	(43,027)	(39,554)	(36,386)	(29,587)	(25,304)
Non-PCI Recoveries:
Commercial:
Construction and land development	310	311	521	398	566
Commercial mortgage	596	1,076	2,842	1,281	2,027
Other commercial real estate	15	150	27	176	45
Commercial and industrial and leases	2,894	3,496	3,989	1,729	947
Other	869	489	285	539	91
Total commercial loans	4,684	5,522	7,664	4,123	3,676
Noncommercial:
Residential mortgage	416	558	539	467	861
Revolving mortgage	1,212	1,549	1,282	916	1,173
Construction and land development	—	127	—	66	74
Consumer	6,703	5,267	4,603	4,267	3,650
Total noncommercial loans	8,331	7,501	6,424	5,716	5,758
Total non-PCI recoveries	13,015	13,023	14,088	9,839	9,434
Non-PCI loans and leases charged off, net	(30,012)	(26,531)	(22,298)	(19,748)	(15,870)
PCI loans charged off, net	—	(117)	(296)	(614)	(3,044)
Allowance for loan and lease losses at end of period	$225,141	$223,712	$221,893	$218,795	$206,216
Reserve for unfunded commitments	$1,055	$1,107	$1,032	$1,133	$379

Table 11 provides trends of the ALLL ratios for the past five years.

Table 11
ALLOWANCE FOR LOAN AND LEASE LOSSES RATIOS

(Dollars in thousands)	2019	2018	2017	2016	2015
Average loans and leases:
PCI	$537,131	$671,128	$845,030	$898,706	$1,112,286
Non-PCI	26,058,370	23,812,591	21,880,635	19,998,689	18,415,867
Loans and leases at period-end:
PCI	558,716	606,576	762,998	809,169	950,516
Non-PCI	28,322,780	24,916,700	22,833,827	20,928,709	19,289,474
Allowance for loan and lease losses allocated to loans and leases:
PCI	7,536	9,144	10,026	13,769	16,312
Non-PCI	217,605	214,568	211,867	205,026	189,904
Total	$225,141	$223,712	$221,893	$218,795	$206,216
Net charge-offs to average loans and leases:
PCI	0.00%	0.02%	0.04%	0.07%	0.27%
Non-PCI	0.12	0.11	0.10	0.10	0.09
Total	0.11	0.11	0.10	0.10	0.10
Allowance for loan and lease losses to total loans and leases:
PCI	1.35	1.51	1.31	1.70	1.72
Non-PCI	0.77	0.86	0.93	0.98	0.98
Total	0.78	0.88	0.94	1.01	1.02

Table 12 details the allocation of the ALLL among the various loan types. See Note E, Allowance for Loan and Lease Losses, in the Notes to Consolidated Financial Statements for additional disclosures regarding the ALLL.

Table 12
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2019		2018		2017		2016		2015
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Non-PCI loans and leases
Commercial:
Construction and land development	$33,213	3.5%	$35,270	3.0%	$24,470	2.8%	$28,877	3.0%	$16,288	3.1%
Commercial mortgage	45,335	42.5	43,451	42.0	45,005	41.2	48,278	41.4	69,896	40.8
Other commercial real estate	2,211	1.9	2,481	1.7	4,571	2.0	3,269	1.6	2,168	1.6
Commercial and industrial and leases	59,374	15.3	55,620	15.3	59,824	15.4	56,132	15.6	48,640	15.3
Other	2,236	1.1	2,221	1.2	4,689	1.3	3,127	1.6	1,855	1.6
Total commercial	142,369	64.3	139,043	63.2	138,559	62.7	139,683	63.2	138,847	62.4
Noncommercial:
Residential mortgage	18,232	18.3	15,472	16.7	15,706	15.0	14,447	13.3	14,105	13.3
Revolving mortgage	19,702	8.1	21,862	10.0	22,436	11.4	21,013	12.0	15,971	12.5
Construction and land development	2,709	1.2	2,350	1.0	3,962	1.1	1,596	1.1	1,485	1.1
Consumer	34,593	6.2	35,841	6.7	31,204	6.6	28,287	6.7	19,496	6.0
Total noncommercial	75,236	33.8	75,525	34.4	73,308	34.1	65,343	33.1	51,057	32.9
Total allowance for non-PCI loan and lease losses	217,605	98.1	214,568	97.6	211,867	96.8	205,026	96.3	189,904	95.3
Allowance for PCI loans	7,536	1.9	9,144	2.4	10,026	3.2	13,769	3.7	16,312	4.7
Total allowance for loan and lease losses	$225,141	100.0%	$223,712	100.0%	$221,893	100.0%	$218,795	100.0%	$206,216	100.0%

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

Since OREO is carried at the lower of cost or market value, less estimated selling costs, book value adjustments are only recorded when fair values have declined. Decisions regarding write-downs are based on factors that include appraisals, previous offers received on the property, market conditions and the number of days the property has been on the market.

Table 13 provides details on nonperforming assets and other risk elements.

Table 13
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2019	2018	2017	2016	2015
Nonaccrual loans and leases:
Non-PCI	$114,946	$84,546	$92,534	$82,307	$95,854
PCI	6,743	1,276	624	3,451	7,579
Other real estate owned	46,591	48,030	51,097	61,231	65,559
Total nonperforming assets	$168,280	$133,852	$144,255	$146,989	$168,992

Loans and leases:
Non-PCI	$28,322,780	$24,916,700	$22,833,827	$20,928,709	$19,289,474
PCI	558,716	606,576	762,998	809,169	950,516
Total loans and leases	$28,881,496	$25,523,276	$23,596,825	$21,737,878	$20,239,990

Accruing loans and leases 90 days or more past due:
Non-PCI	$3,291	$2,888	$2,978	$2,718	$3,315
PCI	24,257	37,020	58,740	65,523	73,751

Interest income recognized on nonperforming loans and leases	$1,888	$792	$843	$549	$1,110
Interest income that would have been earned on nonperforming loans and leases had they been performing	5,677	3,677	4,013	3,904	4,324
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.58%	0.52%	0.61%	0.67%	0.83%
For the year ended 2019, nonperforming assets increased by $34.4 million, or 25.7%, compared to December 31, 2018 primarily due to an increase in nonaccrual commercial mortgage and residential mortgage loans. Nonperforming assets decreased by $10.4 million, or 7.2%, between December 31, 2018 and December 31, 2017, primarily due to a decrease in nonaccrual commercial mortgage loans.
Total nonperforming assets and our ratio of nonperforming assets to total loans leases and other real estate owned increased slightly but remain at historically low levels.
Troubled Debt Restructurings (“TDR”)

A loan is considered a TDR when both of the following occur: (1) a modification to a borrower’s debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include short term deferrals of interest, modifications of payment terms, or, in certain limited instances, forgiveness of principal or interest. PCI loans are aggregated into pools based upon common risk characteristics and each pool is accounted for as a single unit. For pooled PCI loans, a subsequent modification that would otherwise meet the definition of a TDR is not reported or accounted for as a TDR as pooled PCI loans are excluded from the scope of TDR accounting. Excluding pooled PCI loans, PCI loans are classified as TDRs if a modification is made subsequent to acquisition. We further classify TDRs as performing and nonperforming. Performing TDRs accrue interest at the time of restructure and continue to perform based on the restructured terms. Nonperforming TDRs do not accrue interest and are included with other nonperforming assets within nonaccrual loans and leases. See Note A, Accounting Policies and Basis of Presentation, in the Notes to Consolidated Financial Statements for discussion of our accounting policies for TDRs.
At December 31, 2019, accruing non-PCI TDRs were $111.7 million, an increase of $2.7 million from $109.0 million at December 31, 2018. At December 31, 2019, nonaccruing non-PCI TDRs were $42.3 million, an increase of $13.4 million from $28.9 million at December 31, 2018. Both increases were primarily due to modifications within the residential mortgage, commercial mortgage and commercial and industrial portfolios. PCI TDRs continue to decline as a result of loan pay downs and pay offs.
Table 14 provides further details on performing and nonperforming TDRs for the last five years.

Table 14
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Accruing TDRs:
Non-PCI	$111,676	$108,992	$112,228	$101,462	$84,065
PCI	17,074	18,101	18,163	26,068	29,231
Total accruing TDRs	$128,750	$127,093	$130,391	$127,530	$113,296
Nonaccruing TDRs:
Non-PCI	42,331	28,918	33,898	23,085	30,127
PCI	111	119	272	301	1,420
Total nonaccruing TDRs	$42,442	$29,037	$34,170	$23,386	$31,547
All TDRs:
Non-PCI	154,007	137,910	146,126	124,547	114,192
PCI	17,185	18,220	18,435	26,369	30,651
Total TDRs	$171,192	$156,130	$164,561	$150,916	$144,843

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debentures, and other borrowings. Interest-bearing liabilities were $22.83 billion at December 31, 2019, an increase of $3.15 billion from December 31, 2018, primarily resulting from growth in interest-bearing deposits of $2.71 billion, higher FHLB borrowings of $378.6 million and higher other borrowings of $134.4 million. Offsetting these increases was a decline in securities sold under customer repurchase agreements of $101.0 million. Current year acquisitions contributed to $1.83 billion, $167.0 million and $27.1 million in interest-bearing deposits, FHLB borrowings and subordinated debentures, respectively, at December 31, 2019.

Average interest-bearing liabilities increased $1.40 billion, or by 7.4%, in 2019 compared to 2018, primarily due to growth in average interest-bearing deposit balances of $1.37 billion.

Deposits

At December 31, 2019, total deposits were $34.43 billion, an increase of $3.76 billion, or 12.3%, since 2018. The Biscayne Bancshares, First South Bancorp, and Entegra acquisitions contributed total deposit balances of $780.0 million, $166.8 million and $1.33 billion, respectively, as of December 31, 2019. Excluding acquired deposits, demand deposits increased $597.9 million, money market deposits increased $348.8 million, and time deposits increased $329.9 million during 2019.

Table 15 provides deposit balances as of December 31, 2019, 2018 and 2017.

Table 15
DEPOSITS

	December 31
(Dollars in thousands)	2019	2018	2017
Demand	$12,926,796	$11,882,670	$11,237,375
Checking with interest	5,782,967	5,338,511	5,230,060
Money market	9,319,087	8,194,818	8,059,271
Savings	2,564,777	2,499,750	2,340,449
Time	3,837,609	2,756,711	2,399,120
Total deposits	$34,431,236	$30,672,460	$29,266,275

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

Table 16 provides the expected maturity of time deposits of $100,000 or more as of December 31, 2019.

Table 16
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in thousands)	December 31, 2019
Time deposits maturing in:
Three months or less	$568,038
Over three months through six months	415,644
Over six months through 12 months	523,215
More than 12 months	478,161
Total	$1,985,058
Borrowings
At December 31, 2019, total borrowings were $1.33 billion compared to $892.2 million at December 31, 2018. The $434.7 million increase was primarily due to an increase in FHLB borrowings of $378.6 million and an increase in other borrowings of $134.4 million primarily related to issuance of a term loan and revolving line of credit in 2019.

Table 17
BORROWINGS

	December 31
(Dollars in thousands)	2019	2018	2017
Securities sold under customer repurchase agreements	$442,956	$543,936	$586,256
Federal funds purchased	—	—	2,551
Federal Home Loan Bank borrowings	572,185	193,556	835,221
Subordinated debentures
SCB Capital Trust I	9,739	9,701	9,662
FCB/SC Capital Trust II	17,532	17,401	17,272
FCB/NC Capital Trust III	88,145	88,145	90,207
Capital Trust debentures assumed in acquisitions	14,433	4,124	—
Other subordinated debentures	33,563	21,370	15,000
Total subordinated debentures	163,412	140,741	132,141
Other borrowings	148,318	13,921	7,878
Total borrowings	$1,326,871	$892,154	$1,564,047
BancShares owns five special purpose entities – SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III, CCBI Capital Trust I, and Macon Capital Trust I (the “Trusts”), which mature in 2036, 2034, 2034, 2036, and 2034, respectively. Subordinated debentures included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
During the year ended December 31, 2019, FCB redeemed, in whole, all obligations related to CCBI Capital Trust I totaling $4.1 million.
Commitments and Contractual Obligations

Table 18 identifies significant obligations and commitments as of December 31, 2019 representing required and potential cash outflows. See Note T, Commitments and Contingencies, for additional information regarding total commitments. Loans commitments and standby letters of credit are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Table 18
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$2,971,410	$692,584	$156,235	$17,380	$3,837,609
Short-term borrowings	738,233	—	—	—	738,233
Long-term obligations	61,995	127,470	132,026	267,147	588,638
Operating leases	14,257	23,949	16,719	36,653	91,578
Estimated payment to settle FDIC clawback liability	99,467	15,888	—	—	115,355
Total contractual obligations	$3,885,362	$859,891	$304,980	$321,180	$5,371,413
Commitments:
Loan commitments	$5,478,293	$1,405,296	$710,970	$3,087,819	$10,682,378
Standby letters of credit	88,790	10,651	—	160	99,601
Affordable housing partnerships	33,582	34,021	1,186	1,184	69,973
Total commitments	$5,600,665	$1,449,968	$712,156	$3,089,163	$10,851,952

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate, given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies which could have a material impact on our consolidated financial statements.

On January 28, 2020, the Board authorized share repurchases of up to 500,000 of BancShares’ Class A common stock for the period February 1, 2020 through April 30, 2020. This authority will supersede all previously approved authorities.

During 2019, BancShares repurchased a total of 998,910 shares of Class A common stock, or 9.4% of outstanding Class A shares as of December 31, 2018, for $450.8 million at an average cost per share of $451.33. During 2018, BancShares repurchased a total of 382,000 shares of Class A common stock, or 3.5% of outstanding Class A shares of as of December 31, 2017, for $165.3 million at an average cost per share of $432.78. All share repurchases were executed under previously approved authorities. Subsequent to year-end through February 14, 2020, BancShares repurchased an additional 120,990 shares of Class A common stock for $63.8 million at an average cost per share of $527.27

During 2019, the share repurchases included 100,000 shares of Class A common stock purchased from Ella Anna Holding, as trustee of her revocable trust. Mrs. Holding is the widow of BancShares’ former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, BancShares’ Chairman and Chief Executive Officer and Vice Chairman, respectively. Pursuant to the existing share repurchase authorization, the Board’s independent Audit Committee reviewed and approved the repurchase of up to 250,000 shares held by Mrs. Holding on or before April 30, 2020, pursuant to BancShares’ related person transaction policy.

Table 19 provides information on capital adequacy for BancShares and FCB as of December 31, 2019 and 2018.

Table 19
ANALYSIS OF CAPITAL ADEQUACY

		December 31, 2019		December 31, 2018
(Dollars in thousands)	Requirements to be well-capitalized	Amount	Ratio	Amount	Ratio
BancShares
Tier 1 risk-based capital	8.00%	$3,344,305	10.86%	$3,463,307	12.67%
Common equity Tier 1	6.50	3,344,305	10.86	3,463,307	12.67
Total risk-based capital	10.00	3,731,501	12.12	3,826,626	13.99
Leverage capital	5.00	3,344,305	8.81	3,463,307	9.77
FCB
Tier 1 risk-based capital	8.00	3,554,974	11.54	3,315,742	12.17
Common equity Tier 1	6.50	3,554,974	11.54	3,315,742	12.17
Total risk-based capital	10.00	3,837,670	12.46	3,574,561	13.12
Leverage capital	5.00	3,554,974	9.38	3,315,742	9.39

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015. Under Basel III, requirements include a common equity Tier 1 ratio minimum of 4.50%, Tier 1 risk-based capital minimum of 6.00%, total risk-based capital ratio minimum of 8.00% and Tier 1 leverage capital ratio minimum of 4.00%. Failure to meet minimum capital requirements may result in certain actions by regulators which could have a direct material effect on the consolidated financial statements.

Basel III also introduced a capital conservation buffer in addition to the regulatory minimum capital requirements which was phased in annually over four years beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625%. At January 1, 2018, the capital conservation buffer was 1.875%. As of January 1, 2019, the capital conservation buffer was fully phased in at 2.50%.

BancShares and FCB both remain well-capitalized under Basel III capital requirements. BancShares and FCB had capital conservation buffers of 4.12% and 4.46%, respectively, at December 31, 2019. These buffers exceeded the 2.50% requirement resulting in no limit on distributions.

At December 31, 2019, BancShares and FCB had $128.5 million and $24.0 million, respectively, of trust preferred capital securities and $32.5 million of qualifying subordinated debentures included in Tier 2 capital. At December 31, 2018, BancShares and FCB had $118.5 million and $14.0 million, respectively, of trust preferred capital securities and $20.0 million of qualifying subordinated debentures included in Tier 2 capital. Under current regulatory guidelines, when subordinated debentures are within five years of scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20% for each year until the debt matures. Once the debt is within one year of its scheduled maturity date, no amount of the debt is allowed to be included in Tier 2 capital.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
RISK MANAGEMENT

Risk is inherent in any business. BancShares has defined a moderate risk appetite, a conservative approach to risk taking, with a philosophy which does not preclude higher risk business activities balanced with acceptable returns while meeting regulatory objectives. Through the comprehensive Enterprise Risk Management Framework and Risk Appetite Framework, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge and oversight by management committees. In addition, the Board strives to ensure the business culture is integrated with the Enterprise Risk Management program and policies, procedures and metrics for identifying, assessing, monitoring and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Enterprise Risk Management Framework and Risk Appetite Framework.  The Board administers its risk oversight function primarily through the Board Risk Committee.

The Board Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Board Risk Committee is directed to monitor and advise the Board of Directors regarding risk exposures, including Credit, Market, Capital, Liquidity, Operational, Compliance, Strategic and Reputational risks; review, approve, and monitor adherence to the Risk Appetite Statement and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Risk Management Framework and Risk Appetite Framework. The Board Risk Committee also reviews: reports of examination by and communications from regulatory agencies; the results of internal and third party testing and qualitative and quantitative assessments related to risk management; and any other matters within the scope of the Committee’s oversight responsibilities. The Board Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, information security and other areas of joint responsibility.

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
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCI or non-PCI, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ALLL which accounts for losses inherent in the loan and lease portfolio.

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
We have historically carried a significant concentration of real estate secured loans but actively mitigate exposure through underwriting policies which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2019, loans secured by real estate were $22.38 billion, or 77.48%, of total loans and leases compared to $19.57 billion, or 76.66% at December 31, 2018, and $18.10 billion, or 76.70%, at December 31, 2017.

Similar to our branch footprint, the collateral of loans secured by real estate is concentrated within North Carolina and South Carolina. At December 31, 2019, real estate located in North Carolina and South Carolina represented 37.2% and 16.0%, respectively, of all real estate used as collateral.

Table 20 provides the geographic distribution of real estate collateral by state.

Table 20
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2019
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	37.2
South Carolina	16.0
California	9.7
Florida	8.1
Georgia	6.6
Virginia	6.5
Washington	3.2
Texas	2.6
Tennessee	1.5
All other locations	8.6

Among real estate secured loans, our revolving mortgage loans (“Home Equity Lines of Credit” or “HELOCs”) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our HELOCs are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. HELOCs secured by real estate were $2.38 billion, or 8.2%, of total loans at December 31, 2019, compared to $2.59 billion, or 10.2%, at December 31, 2018, and $2.77 billion, or 11.7%, at December 31, 2017.

Except for loans acquired through mergers and acquisitions, we have not purchased HELOCs in the secondary market, nor have we originated these loans to customers outside of our market areas. All originated HELOCs were underwritten by us based on our standard lending criteria. The HELOC portfolio consists of variable rate lines of credit which allow customer draws during a specified period of the line of credit, with a portion switching to an amortizing term following the draw period. Approximately 80.9% of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 35.6% of the loan balances outstanding are secured by senior collateral positions while the remaining 64.4% are secured by junior liens.

We actively monitor the portion of our HELOCs in the interest-only period and when they will mature. Approximately 86.5% of outstanding balances at December 31, 2019, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5% of the outstanding balance, or $100. When HELOCs switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. We have not experienced a significant increase in defaults as a result of these increased payments. In the normal course of business, the bank will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.

Loans and leases to borrowers in medical, dental or related fields were $5.16 billion as of December 31, 2019, which represents 17.9% of total loans and leases, compared to $4.98 billion or 19.5% of total loans and leases at December 31, 2018, and $4.86 billion or 20.6% of total loans and leases at December 31, 2017. The credit risk of this industry concentration is mitigated through our underwriting policies which emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10% of total loans and leases outstanding at December 31, 2019.
Interest rate risk management
Interest rate risk (“IRR”) results principally from: assets and liabilities maturing or repricing at different points in time, assets and liabilities repricing at the same point in time but in different amounts, and short-term and long-term interest rates changing in different magnitudes.

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

Table 21 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of December 31, 2019 and 2018.

Table 21
NET INTEREST INCOME SENSITIVITY SIMULATION ANAYLYSIS

	Estimated (decrease) increase in net interest income
Change in interest rate (basis points)	December 31, 2019	December 31, 2018
-100	(8.00)%	(10.67)%
+100	1.30	2.38
+200	0.01	1.66

Net interest income sensitivity metrics at December 31, 2019, compared to December 31, 2018, were primarily affected by a reduction in the prepayment speed forecast for the loan portfolio due to rising market interest rates during the fourth quarter of 2019. This reduced the amount of principal available for repricing during moderate rising interest rate shocks. Conversely, the same protects interest income during down rate shocks.

Long-term interest rate risk exposure is measured using the economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. EVE sensitivity analysis involves discounting cash flows under different interest rate scenarios. The base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet.

Table 22 presents the EVE profile as of December 31, 2019 and 2018.

Table 22
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated (decrease) increase in EVE
Change in interest rate (basis points)	December 31, 2019	December 31, 2018
-100	(8.25)%	(15.14)%
+100	(0.03)	3.34
+200	(4.80)	1.40

The economic value of equity metrics at December 31, 2019, compared to December 31, 2018, saw declines when measured against moderate rising rate shocks due to several factors. Declining market interest rates relative to levels during the fourth quarter of 2018 generally allowed for an improvement in the valuation of the loan portfolio, however, a modest increase in the exposure to fixed rate loans, both organically and through acquisition, led to a decline in EVE metrics. Additionally, a reduction in short-term U.S. Treasury holdings and a comparable increase in agency mortgage-backed securities which enhanced yield and earnings as well as increased overall portfolio duration resulting in a further decline in EVE metrics.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk.

Table 23 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

Table 23
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2019, maturing
(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans and leases:
Secured by real estate	$1,687,724	$6,425,925	$14,263,743	$22,377,392
Commercial and industrial	977,176	2,194,956	1,239,808	4,411,940
Other	435,601	885,359	771,204	2,092,164
Total loans and leases	$3,100,501	$9,506,240	$16,274,755	$28,881,496
Loans maturing after one year with:
Fixed interest rates		$7,871,730	$10,096,854	$17,968,584
Floating or adjustable rates		1,634,510	6,177,901	7,812,411
Total		$9,506,240	$16,274,755	$25,780,995

Liquidity risk management

Liquidity risk is the risk an institution is unable to generate or obtain sufficient cash or its equivalents on a cost-effective basis to meet commitments as they fall due. The most common sources of liquidity risk arise from mismatches in the timing and value of on-balance sheet and off-balance sheet cash inflows and outflows. In general, on-balance sheet mismatches generate liquidity risk when the effective maturity of assets exceeds the effective maturity of liabilities. A commonly cited example of a balance sheet liquidity mismatch is when long-term loans (assets) are funded with short-term borrowings (liabilities). Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost and changes in economic conditions or exposure to credit, market, operational, legal and reputation risks affecting an institution’s liquidity risk profile.

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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank and various other correspondent bank accounts and unencumbered securities, which totaled $3.57 billion at December 31, 2019, compared to $3.11 billion at December 31, 2018. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $572.2 million as of December 31, 2019, and we had sufficient collateral pledged to secure $6.01 billion of additional borrowings. Further, in the current year, $3.68 billion in non-PCI loans with a lendable collateral value of $2.98 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds and other credit lines, which had $582.7 million of available capacity at December 31, 2019.

FOURTH QUARTER ANALYSIS
For the quarter ended December 31, 2019, BancShares’ consolidated net income was $101.9 million compared to $89.5 million for the corresponding quarter of 2018, an increase of $12.4 million or 13.9%. Earnings per share were $9.55 for the fourth quarter of 2019 compared to $7.62 for the same period a year ago. The increase was primarily the result of higher interest income, higher noninterest income, lower provision expense, and fewer shares outstanding due to share repurchases. These net income improvements were partially offset by higher interest, noninterest and income tax expenses.

Net interest income totaled $327.1 million, an increase of $6.2 million, or 1.9%, compared to the fourth quarter of 2018. The increase was primarily due to higher loan interest income of $20.3 million as a result of originated and acquired loan growth. This favorable impact was partially offset by an increase in interest expense on deposits of $13.4 million as a result of higher rates paid.
The taxable-equivalent net interest margin for the fourth quarter of 2019 was 3.62%, a decrease of 20 basis points from 3.82% in the same quarter in the prior year. The margin decline was primarily due to higher interest expense on deposits as well as lower loan yields.
Income tax expense totaled $29.7 million in the fourth quarter of 2019, up from $26.5 million in the fourth quarter of 2018. The effective tax rates were 22.55% and 22.82% during each of these respective periods. The increase in income tax expense was primarily a result of higher gross earnings.
BancShares recorded a net provision expense of $7.7 million for loan and lease losses during the fourth quarter of 2019, compared to $11.6 million for the fourth quarter of 2018. The $3.9 million decrease was primarily driven by changes in portfolio mix and continued strong credit quality.
Noninterest income was $104.4 million for the fourth quarter of 2019, an increase of $22.4 million from the same period of 2018. The increase was primarily driven by a $24.0 million increase in marketable equity securities gains as well as a $1.6 million increase in mortgage income. These increases were partially offset by a decrease of $3.1 million in cardholder and merchant services income.
Noninterest expense was $292.3 million for the fourth quarter of 2019, an increase of $16.9 million from the same quarter last year, largely due to an increase in personnel expenses, primarily related to merit increases as well as personnel additions from acquisitions, along with a $5.1 million increase in merger-related expenses. These increases were partially offset by a $1.9 million decrease in collection and foreclosure-related expenses and a $1.7 million decrease in consulting expenses.
Table 24 provides quarterly information for each quarter in 2019 and 2018. Table 25 provides the taxable equivalent rate/volume variance analysis between the fourth quarter of 2019 and 2018.

Table 24
SELECTED QUARTERLY DATA

	2019				2018
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$354,048	$362,318	$350,721	$336,924	$333,573	$315,706	$303,877	$292,601
Interest expense	26,924	25,893	23,373	16,452	12,691	8,344	7,658	8,164
Net interest income	327,124	336,425	327,348	320,472	320,882	307,362	296,219	284,437
Provision for loan and lease losses	7,727	6,766	5,198	11,750	11,585	840	8,438	7,605
Net interest income after provision for loan and lease losses	319,397	329,659	322,150	308,722	309,297	306,522	287,781	276,832
Noninterest income	104,393	100,930	106,875	103,663	82,007	94,531	100,927	122,684
Noninterest expense	292,262	270,425	273,397	267,657	275,378	267,537	265,993	268,063
Income before income taxes	131,528	160,164	155,628	144,728	115,926	133,516	122,715	131,453
Income taxes	29,654	35,385	36,269	33,369	26,453	16,198	29,424	31,222
Net income	$101,874	$124,779	$119,359	$111,359	$89,473	$117,318	$93,291	$100,231
Net interest income, taxable equivalent	$328,045	$337,322	$328,201	$321,372	$321,804	$308,207	$297,021	$285,248
PER SHARE DATA
Net income	$9.55	$11.27	$10.56	$9.67	$7.62	$9.80	$7.77	$8.35
Cash dividends	0.40	0.40	0.40	0.40	0.40	0.35	0.35	0.35
Market price at period end (Class A)	532.21	471.55	450.27	407.20	377.05	452.28	403.30	413.24
Book value at period-end	337.38	327.86	319.74	309.46	300.04	294.40	286.99	280.77
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$38,326,641	$37,618,836	$37,049,030	$35,625,885	$35,625,500	$34,937,175	$34,673,927	$34,267,495
Investment securities	7,120,023	6,956,981	6,803,570	6,790,671	7,025,889	7,129,089	7,091,442	7,053,001
Loans and leases(1)	27,508,062	26,977,476	26,597,242	25,515,988	25,343,813	24,698,799	24,205,363	23,666,098
Interest-earning assets	36,032,680	35,293,979	34,674,842	33,432,162	33,500,732	32,886,276	32,669,810	32,320,431
Deposits	33,295,141	32,647,264	32,100,210	30,802,567	30,835,157	30,237,329	30,100,615	29,472,125
Interest-bearing liabilities	20,958,943	20,551,393	20,397,445	19,655,434	19,282,749	18,783,160	18,885,168	19,031,404
Securities sold under customer repurchase agreements	495,804	533,371	556,374	538,162	572,442	547,385	516,999	585,627
Other short-term borrowings	28,284	23,236	40,513	—	53,552	43,720	46,614	91,440
Long-term borrowings	467,223	384,047	371,843	344,225	319,410	261,821	233,373	404,065
Shareholders' equity	$3,570,872	$3,580,235	$3,546,041	$3,509,746	$3,491,914	$3,470,368	$3,400,867	$3,333,114
Shares outstanding	10,708,084	11,060,462	11,286,520	11,519,008	11,763,832	11,971,460	12,010,405	12,010,405
SELECTED QUARTER-END BALANCES
Total assets	$39,824,496	$37,748,324	$37,655,094	$35,961,670	$35,408,629	$34,954,659	$35,088,566	$34,436,437
Investment securities	7,173,003	7,167,680	6,695,578	6,914,513	6,834,362	7,040,674	7,190,545	6,967,921
Loans and leases	28,881,496	27,196,511	26,728,237	25,463,785	25,523,276	24,886,347	24,538,437	23,611,977
Deposits	34,431,236	32,743,277	32,719,671	31,198,093	30,672,460	30,163,537	30,408,884	29,969,245
Securities sold under customer repurchase agreements	442,956	522,195	544,527	508,508	543,936	567,438	499,723	522,207
Other short-term borrowings	295,277	—	—	—	28,351	120,311	114,270	2,551
Long-term borrowings	588,638	453,876	369,854	341,108	319,867	297,487	241,360	224,413
Shareholders' equity	$3,586,184	$3,568,482	$3,574,613	$3,523,309	$3,488,954	$3,499,013	$3,446,886	$3,372,114
Shares outstanding	10,629,495	10,884,005	11,179,905	11,385,405	11,628,405	11,885,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.05%	1.32%	1.29%	1.27%	1.00%	1.33%	1.08%	1.19%
Rate of return on average shareholders’ equity (annualized)	11.32	13.83	13.50	12.86	10.17	13.41	11.00	12.20
Net yield on interest-earning assets (taxable equivalent)	3.62	3.80	3.79	3.89	3.82	3.73	3.64	3.57
Allowance for loan and lease losses to total loans and leases:
PCI	1.35	1.34	1.51	1.61	1.51	1.71	1.84	1.75
Non-PCI	0.77	0.82	0.83	0.88	0.86	0.86	0.89	0.92
Total	0.78	0.83	0.85	0.90	0.88	0.88	0.92	0.94
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.58	0.57	0.57	0.53	0.52	0.52	0.54	0.59
Tier 1 risk-based capital ratio	10.86	11.80	12.03	12.69	12.67	13.23	13.06	13.38
Tier 1 common equity ratio	10.86	11.80	12.03	12.69	12.67	13.23	13.06	13.38
Total risk-based capital ratio	12.12	13.09	13.34	14.02	13.99	14.57	14.43	14.70
Leverage capital ratio	8.81	9.18	9.35	9.80	9.77	10.11	9.99	10.01
Dividend payout ratio	4.19	3.55	3.79	4.14	5.25	3.57	4.50	4.19
Average loans and leases to average deposits	82.62	82.63	82.86	82.84	82.19	81.68	80.41	80.30
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Table 25
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2019			2018			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands, taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases(1)	$27,508,062	$308,832	4.46%	$25,343,813	$288,484	4.52%	$21,390	$(1,042)	$20,348
Investment securities:
U. S. Treasury	595,515	3,706	2.47	1,454,889	7,261	1.98	(4,289)	734	(3,555)
Government agency	659,857	4,224	2.56	192,830	1,288	2.67	3,120	(184)	2,936
Mortgage-backed securities	5,563,653	29,964	2.15	5,136,489	29,261	2.28	2,337	(1,634)	703
Corporate bonds	172,424	2,165	5.02	135,962	1,810	5.32	485	(130)	355
Other investments	128,574	653	2.02	105,719	326	1.22	119	208	327
Total investment securities	7,120,023	40,712	2.29	7,025,889	39,946	2.27	1,772	(1,006)	766
Overnight investments	1,404,595	5,425	1.53	1,131,030	6,065	2.13	1,469	(2,109)	(640)
Total interest-earning assets	36,032,680	$354,969	3.92%	33,500,732	$334,495	3.97%	$24,631	$(4,157)	$20,474
Cash and due from banks	255,963			282,589
Premises and equipment	1,229,445			1,182,640
Allowance for loan and lease losses	(225,170)			(221,710)
Other real estate owned	44,134			46,000
Other assets	989,589			835,249
Total assets	$38,326,641			$35,625,500

Liabilities
Interest-bearing deposits:
Checking with interest	$5,479,226	$563	0.04%	$5,254,677	$332	0.03%	$14	$217	$231
Savings	2,596,608	439	0.07	2,511,444	213	0.03	7	219	226
Money market accounts	8,378,366	8,064	0.38	7,971,726	4,335	0.22	221	3,508	3,729
Time deposits	3,513,432	13,367	1.51	2,599,498	4,179	0.64	1,469	7,719	9,188
Total interest-bearing deposits	19,967,632	22,433	0.45	18,337,345	9,059	0.20	1,711	11,663	13,374
Securities sold under customer repurchase agreements	495,804	479	0.38	572,442	419	0.29	(56)	116	60
Other short-term borrowings	28,284	190	2.63	53,552	298	2.21	(141)	33	(108)
Long-term borrowings	467,223	3,822	3.20	319,410	2,915	3.58	1,334	(427)	907
Total interest-bearing liabilities	20,958,943	26,924	0.51	19,282,749	12,691	0.26	2,848	11,385	14,233
Demand deposits	13,327,509			12,497,812
Other liabilities	469,317			353,025
Shareholders' equity	3,570,872			3,491,914
Total liabilities and shareholders' equity	$38,326,641			$35,625,500
Interest rate spread			3.41%			3.71%

Net interest income and net yield on interest-earning assets		$328,045	3.62%		$321,804	3.82%	$21,783	$(15,542)	$6,241
(1)Loans and leases include PCI loans and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $3.0 million and $2.2 million for the three months ended December 31, 2019, and 2018, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0% as well as state income tax rates of 3.9% and 3.4% for the three months ended December 31, 2019, and 2018, respectively. The taxable-equivalent adjustment was $921 thousand and $922 thousand for the three months ended December 31, 2019, and 2018, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses (ALLL)
Management describes their accounting policies related to the ALLL in Note A of the consolidated financial statements (Allowance for Loan and Lease Losses (ALLL)). Management also provides additional disclosure regarding the ALLL in Note E to the consolidated financial statements. General reserves for collective impairment are based on historical loss rates for each loan class by credit quality indicator and may be adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends. The models utilized by Management in determining the ALLL are highly complex with various key inputs and assumptions. Judgment is required to determine the inputs and assumptions used and these can significantly impact the provision recognized. The most significant judgments include the loss rates which comprise the length of the historical charge-off period used, estimates of the probability of default, losses incurred given default, and loss emergence period applied, as well as qualitative reserves relating to changes in the nature and volume of the portfolio. Overall, there is a significant judgment required by management in developing these models.
The ALLL represents a significant critical accounting estimate and management’s estimation of probable credit losses within the loan and lease portfolio at the balance sheet date. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the loan portfolio, credit concentrations, adequacy of collateral, debt service capacity, trends in historical loss experience, economic conditions, and specific impaired loans.

The principal considerations for our determination of the ALLL as a critical audit matter are the complexity and subjectivity of the estimates and assumptions that management utilized in determining the loss rates and qualitative factors, particularly the nature and volume of the portfolio. This required a high degree of judgment in selecting the auditor procedures to evaluate management’s estimate and assumptions as it relates to the ALLL.

The primary procedures we performed to address this critical audit matter included:

•
We tested the design and operating effectiveness of controls relating to management’s determination of the ALLL, including controls over the allowance models and the inputs utilized to support the reserve calculations. Controls tested around the model include review of the model calculations and analysis by management, monitoring over key performance indicators and other ratios, as well as the evaluation of factors impacting the qualitative assessment, such as changes in the factor related to the nature and volume of the portfolio. Additionally, we tested controls around the appropriateness of the loan grading policy and the consistency of application, including risk grade changes, as it relates to the loss factors and calculation of the quantitative reserve.

•
We evaluated the reasonableness of management’s judgment in determining qualitative loss factors, which included evaluating portfolio composition changes, economic factors, and other adjustments, and analyzing whether these inputs were appropriately applied based on available data.

•
We tested management’s assumptions in setting the qualitative factors, including the changes in the nature and volume of the loan portfolio, comparing trends in key performance indicators to changes in the components of the ALLL reserve for reasonableness.

•
We evaluated the appropriateness of inputs and assumptions used by management in determining the loss rates, such as historical charge-offs, loss frequencies used in calculating the probability of default, historical loan migration to charge-off experience, and delinquencies rates, assessing whether such factors were reasonable for the purpose used.

/s/ Dixon Hughes Goodman LLP
We have served as the Company’s auditor since 2004.
Raleigh, North Carolina
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Citizens BancShares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2019 has excluded Biscayne Bancshares, Inc. (Biscayne Bancshares) acquired on April 2, 2019, First South Bancorp, Inc. (First South Bancorp) acquired on May 1, 2019 and Entegra Financial Corp. (Entegra) acquired on December 31, 2019. We have also excluded Biscayne Bancshares, First South Bancorp, and Entegra from the scope of our audit of internal control over financial reporting. Biscayne Bancshares, First South Bancorp, and Entegra represented 2.10 percent, 0.43 percent and 0.00 percent of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2019, respectively, and 2.36 percent, 0.42 percent and 4.22 percent of consolidated total assets as of December 31, 2019, respectively.

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

/s/ Dixon Hughes Goodman LLP
Raleigh, North Carolina
February 26, 2020

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$376,719	$327,440
Overnight investments	1,107,844	797,406
Investment in marketable equity securities (cost of $59,262 at December 31, 2019 and $73,809 at December 31, 2018)	82,333	92,599
Investment securities available for sale (cost of $7,052,152 at December 31, 2019 and $4,607,117 at December 31, 2018)	7,059,674	4,557,110
Investment securities held to maturity (fair value of $30,996 at December 31, 2019 and $2,201,502 at December 31, 2018)	30,996	2,184,653
Loans held for sale	67,869	45,505
Loans and leases	28,881,496	25,523,276
Allowance for loan and lease losses	(225,141)	(223,712)
Net loans and leases	28,656,355	25,299,564
Premises and equipment	1,244,396	1,204,179
Other real estate owned	46,591	48,030
Income earned not collected	123,154	109,903
Goodwill	349,398	236,347
Other intangible assets	68,276	72,298
Other assets	610,891	433,595
Total assets	$39,824,496	$35,408,629
Liabilities
Deposits:
Noninterest-bearing	$12,926,796	$11,882,670
Interest-bearing	21,504,440	18,789,790
Total deposits	34,431,236	30,672,460
Securities sold under customer repurchase agreements	442,956	543,936
Federal Home Loan Bank borrowings	572,185	193,556
Subordinated debentures	163,412	140,741
Other borrowings	148,318	13,921
FDIC shared-loss payable	112,395	105,618
Other liabilities	367,810	249,443
Total liabilities	36,238,312	31,919,675
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 9,624,310 and 10,623,220 shares issued and outstanding at December 31, 2019 and December 31, 2018 respectively)	9,624	10,623
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2019 and December 31, 2018)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018)	—	—
Surplus	44,081	493,962
Retained earnings	3,658,197	3,218,551
Accumulated other comprehensive loss	(126,723)	(235,187)
Total shareholders’ equity	3,586,184	3,488,954
Total liabilities and shareholders’ equity	$39,824,496	$35,408,629

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2019	2018	2017
Interest income
Loans and leases	$1,217,306	$1,073,051	$955,637
Investment securities interest and dividend income	160,460	150,709	121,207
Overnight investments	26,245	21,997	26,846
Total interest income	1,404,011	1,245,757	1,103,690
Interest expense
Deposits	76,254	22,483	16,196
Securities sold under customer repurchase agreements	1,995	1,594	1,767
Federal Home Loan Bank borrowings	5,472	5,801	19,915
Subordinated debentures	7,099	6,277	5,213
Other borrowings	1,822	702	703
Total interest expense	92,642	36,857	43,794
Net interest income	1,311,369	1,208,900	1,059,896
Provision for loan and lease losses	31,441	28,468	25,692
Net interest income after provision for loan and lease losses	1,279,928	1,180,432	1,034,204
Noninterest income
Service charges on deposit accounts	105,191	105,486	101,201
Wealth management services	99,241	97,966	86,719
Cardholder services, net	69,078	65,478	57,583
Other service charges and fees	31,644	30,606	28,321
Merchant services, net	24,304	24,504	22,678
Mortgage income	21,126	16,433	23,251
Insurance commissions	12,810	12,702	12,465
ATM income	6,296	7,980	9,143
Marketable equity securities gains (losses), net	20,625	(7,610)	—
Realized gains on investment securities available for sale, net	7,115	351	4,293
Gain on extinguishment of debt	—	26,553	12,483
Gain on acquisitions	—	—	134,745
Other	18,431	19,700	29,081
Total noninterest income	415,861	400,149	521,963
Noninterest expense
Salaries and wages	551,112	527,691	490,610
Employee benefits	120,501	118,203	105,975
Occupancy expense	111,179	109,169	104,690
Equipment expense	112,290	102,909	97,478
Processing fees paid to third parties	29,552	30,017	25,673
FDIC insurance expense	10,664	18,890	22,191
Collection and foreclosure-related expenses	11,994	16,567	14,407
Merger-related expenses	17,166	6,462	9,015
Other	139,283	147,063	142,430
Total noninterest expense	1,103,741	1,076,971	1,012,469
Income before income taxes	592,048	503,610	543,698
Income taxes	134,677	103,297	219,946
Net income	$457,371	$400,313	$323,752
Weighted average shares outstanding	11,141,069	11,938,439	12,010,405
Net income per share	$41.05	$33.53	$29.96
Dividends declared per share	$1.60	$1.45	$1.25

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2019	2018	2017
(Dollars in thousands)
Net income	$457,371	$400,313	$323,752
Other comprehensive income (loss)
Unrealized gains on securities available for sale:
Unrealized gains on securities available for sale arising during the period	64,644	29,170	28,166
Tax effect	(14,868)	(6,709)	(10,531)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(7,115)	(351)	(4,293)
Tax effect	1,636	81	1,588
Unrealized gains on securities available for sale arising during the period, net of tax	44,297	22,191	14,930

Unrealized losses on securities available for sale transferred from (to) held to maturity:
Unrealized losses on securities available for sale transferred from (to) held to maturity	72,512	(109,507)	—
Tax effect	(16,678)	25,186	—
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	19,889	17,106	—
Tax effect	(4,574)	(3,934)	—
Total change in unrealized losses on securities available for sale transferred from (to) held to maturity, net of tax	71,149	(71,149)	—

Defined benefit pension items:
Actuarial losses arising during the period	(20,049)	(32,012)	(12,945)
Tax effect	4,611	7,363	4,789
Amortization of actuarial losses and prior service cost	10,981	13,981	9,720
Tax effect	(2,525)	(3,216)	(3,596)
Total change from defined benefit plans, net of tax	(6,982)	(13,884)	(2,032)
Other comprehensive income (loss)	108,464	(62,842)	12,898
Total comprehensive income	$565,835	$337,471	$336,650

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(Dollars in thousands, except share and per share data)
Balance at December 31, 2016	$11,005	$1,005	$658,918	$2,476,691	$(135,192)	$3,012,427
Net income	—	—	—	323,752	—	323,752
Other comprehensive income, net of tax	—	—	—	—	12,898	12,898
Cash dividends declared ($1.25 per share)
Class A common stock	—	—	—	(13,757)	—	(13,757)
Class B common stock	—	—	—	(1,256)	—	(1,256)
Balance at December 31, 2017	11,005	1,005	658,918	2,785,430	(122,294)	3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	18,715	(18,715)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	31,336	(31,336)	—
Net income	—	—	—	400,313	—	400,313
Other comprehensive loss, net of tax	—	—	—	—	(62,842)	(62,842)
Repurchase of 382,000 shares of Class A common stock	(382)	—	(164,956)	—	—	(165,338)
Cash dividends declared ($1.45 per share)
Class A common stock	—	—	—	(15,785)	—	(15,785)
Class B common stock	—	—	—	(1,458)	—	(1,458)
Balance at December 31, 2018	10,623	1,005	493,962	3,218,551	(235,187)	3,488,954
Net income	—	—	—	457,371	—	457,371
Other comprehensive income, net of tax	—	—	—	—	108,464	108,464
Repurchase of 998,910 shares of Class A common stock	(999)	—	(449,881)	—	—	(450,880)
Cash dividends declared ($1.60 per share)
Class A common stock	—	—	—	(16,117)	—	(16,117)
Class B common stock	—	—	—	(1,608)	—	(1,608)
Balance at December 31, 2019	$9,624	$1,005	$44,081	$3,658,197	$(126,723)	$3,586,184

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$457,371	$400,313	$323,752
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	31,441	28,468	25,692
Deferred tax expense (benefit)	54,598	(13,377)	125,838
Net (increase) decrease in current taxes receivable	(19,564)	23,353	(10,616)
Depreciation and amortization	103,828	96,781	90,804
Net increase (decrease) in accrued interest payable	14,412	(240)	155
Net increase in income earned not collected	(4,151)	(10,785)	(8,899)
Gain on acquisitions	—	—	(134,745)
Realized gains on investment securities available for sale, net	(7,115)	(351)	(4,293)
Marketable equity securities (gains) losses, net	(20,625)	7,610	—
Gain on extinguishment of debt	—	(26,553)	(919)
Origination of loans held for sale	(736,015)	(593,307)	(622,503)
Proceeds from sale of loans held for sale	731,803	608,549	660,808
Gain on sale of loans held for sale	(14,884)	(11,210)	(14,843)
Gain on sale of portfolio loans	(299)	—	(1,007)
Net write-downs/losses on other real estate owned	2,664	4,390	4,460
Losses (gains) on premises and equipment	4,115	2,452	(524)
Net accretion of premiums and discounts	(34,040)	(36,567)	(40,028)
Amortization of intangible assets	23,861	23,648	22,842
Net change in FDIC payable for shared-loss agreements	6,777	4,276	4,334
Net change in mortgage servicing rights	(5,927)	(5,258)	(7,178)
Net change in other assets	(28,097)	(3,961)	(31,933)
Net change in other liabilities	(19,584)	(40,895)	(25,939)
Net cash provided by operating activities	540,569	457,336	355,258
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(1,282,880)	(1,023,885)	(1,213,686)
Purchases of investment securities available for sale	(4,705,038)	(1,451,287)	(3,648,312)
Purchases of investment securities held to maturity	(223,598)	(97,827)	—
Purchases of marketable equity securities	(26,166)	(2,818)	—
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	341,077	296,632	22
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	2,345,512	1,664,730	1,842,563
Proceeds from sales of investment securities available for sale	2,308,856	360,218	1,345,746
Proceeds from sales of marketable equity securities	56,749	9,528	—
Net (increase) decrease in overnight investments	(65,181)	601,979	586,279
Proceeds from sales of portfolio loans	24,247	9,591	162,649
Cash paid to FDIC for shared-loss agreements	(292)	(3,567)	(7,725)
Proceeds from sales of other real estate owned	25,918	28,128	40,709
Proceeds from sales of premises and equipment	132	1,721	3,061
Purchases of premises and equipment	(121,077)	(140,444)	(84,798)
Business acquisitions, net of cash acquired	(236,728)	(155,126)	304,820
Net cash (used in) provided by investing activities	(1,558,469)	97,573	(668,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	284,611	33,023	(538,250)
Net increase in demand and other interest-bearing deposits	1,154,815	457,196	539,120
Net decrease in short-term borrowings	(27,703)	(246,517)	(44,680)
Repayment of long-term obligations	(73,284)	(752,447)	(6,955)
Origination of long-term obligations	200,000	125,000	175,000
Repurchase of common stock	(453,123)	(163,095)	—
Cash dividends paid	(18,137)	(16,779)	(14,412)
Net cash provided by (used in) financing activities	1,067,179	(563,619)	109,823
Change in cash and due from banks	49,279	(8,710)	(203,591)
Cash and due from banks at beginning of period	327,440	336,150	539,741
Cash and due from banks at end of period	$376,719	$327,440	$336,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$78,230	$37,097	$43,639
Income taxes	83,038	73,806	88,565
Noncash investing and financing activities:
Transfers of loans to other real estate	14,639	23,375	34,980
Dividends declared but not paid	4,256	4,668	4,204
Unsettled maturities of investment securities	—	—	100,000
Unsettled sales of investment securities	—	—	208,464
Net reclassification of portfolio loans to (from) loans held for sale	22,034	(2,433)	161,719
Transfer of investment securities available for sale (from) to held to maturity	(2,080,617)	2,485,761	—
Transfer of investment securities available for sale to marketable equity securities	—	107,578	—
Transfers of premises and equipment to other real estate	7,045	1,622	—
Premises and equipment acquired through capital leases and other financing arrangements	—	12,196	5,327
Unsettled common stock repurchases	—	2,243	—
Initial recognition of operating lease assets	70,652	—	—
Initial recognition of operating lease liabilities	71,793	—	—

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A
ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Nature of Operations
First Citizens BancShares, Inc. (“we,” “us,” “our,” “BancShares,”) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or “the Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate 574 branches in 19 states predominantly located in the Southeast, Midwest and Southwest regions of the United States. BancShares seeks to meet the financial needs of individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. First Citizens Wealth Management provides holistic, goals-based advisory services encompassing a broad range of client deliverables. These deliverables include wealth planning, discretionary investment advisory services, insurance, brokerage, defined benefit and defined contribution services, private banking, trust, fiduciary, philanthropy and special asset services.
Principles of Consolidation and Basis of Presentation
The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.
The consolidated financial statements of BancShares include the accounts of BancShares and its subsidiaries, certain partnership interests and variable interest entities. All significant intercompany accounts and transactions are eliminated upon consolidation. BancShares operates with centralized management and combined reporting; thus, BancShares operates as one consolidated reportable segment.
Variable interest entities (“VIE”) are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. FCB has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs economic performance. As such, assets and liabilities of these entities are not consolidated into the financial statements of BancShares. The recorded investment in these entities is reported within other assets.
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.
During 2019, BancShares identified items in the prior period related to unsettled investment activity that had been reported as cash flows from operating activities and should have been presented as investing activities during 2018. BancShares corrected the previously presented cash flows for this activity and in doing so, decreased net cash flows from operating activities with an offsetting increase in net cash flows from investing activities. BancShares has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it was immaterial.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions impacting the amounts reported. Actual results could differ from those estimates. The estimates BancShares considers significant are the allowance for loan and lease losses, fair value measurements, and income taxes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer’s accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition related costs and restructuring costs are recognized as period expenses as incurred. See Note B, Business Combinations, for additional information.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. Cash and cash equivalents have initial maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to its short-term nature.
Debt Securities
BancShares classifies debt securities as held to maturity or available for sale. Debt securities are classified as held to maturity when BancShares has the intent and ability to hold the securities to maturity and are reported at amortized cost. Other debt securities are classified as available for sale and reported at estimated fair value, with unrealized gains and losses, net of income taxes, reported in Accumulated Other Comprehensive Income (“AOCI”). Amortization of premiums and accretion of discounts for debt securities are included in interest income. Realized gains and losses from the sale of debt securities are determined by specific identification on a trade date basis and are included in noninterest income.
BancShares evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (“OTTI”) at least quarterly. BancShares considers such factors as the length of time and the extent to which the market value has been below amortized cost, long-term expectations and recent experience regarding principal and interest payments, BancShares’ intent to sell, and whether it is more likely than not that it would be required to sell those securities before the anticipated recovery of the amortized cost. In situations where BancShares does not intend to sell the security and it is more likely than not BancShares will not be required to sell the security prior to recovery the credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in AOCI.
Equity Securities
Equity securities are recorded on a trade date basis and measured at fair value. Realized and unrealized gains and losses are determined by specific identification and are included in noninterest income. Non-marketable equity securities are securities with no readily determinable fair values and are measured at cost. BancShares evaluates its non-marketable equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest expense. Non-marketable equity securities were $12.5 million and $2.5 million at December 31, 2019 and 2018, respectively, and are included in other assets.
Other Securities
Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of FHLB restricted stock. This stock is restricted as it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets. FHLB restricted stock was $43.0 million and $25.3 million at December 31, 2019 and 2018, respectively.
Investments in Qualified Affordable Housing Projects
BancShares and FCB have investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense. All of the investments held in qualified affordable housing projects qualify for the proportional amortization method and totaled $167.8 million and $147.3 million at December 31, 2019 and 2018, respectively, and are included in other assets.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans Held For Sale
BancShares elected to apply the fair value option for new originations of prime residential mortgage loans to be sold. Gains and losses on sales of mortgage loans are recognized within mortgage income.
Loans and Leases
BancShares’ accounting methods for loans and leases depends on whether they are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration at the date of acquisition.

Non-Purchased Credit Impaired (“Non-PCI”) Loans
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
Purchased loans which do not reflect credit deterioration at acquisition are classified as non-PCI loans. These loans are recorded at fair value at the date of acquisition. The difference between the fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
Purchased Credit Impaired (“PCI”) Loans
Purchased loans which reflect credit deterioration since origination, such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments, are classified as PCI loans. PCI loans are recorded at fair value at the date of acquisition. If the timing and amount of the future cash flows can be reasonably estimated, any excess of cash flows expected at acquisition over the estimated fair value are recognized as interest income over the life of the loans using the effective yield method. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an allowance for loan losses. In the event of prepayment, the remaining unamortized amount is recognized in interest income. To the extent possible, PCI loans are aggregated into pools based upon common risk characteristics and each pool is accounted for as a single unit.
The performance of all loans within the BancShares portfolio is subject to a number of external risks, including changes in the overall health of the economy, declines in real estate values, changes in the demand for products and services and personal events, such as death, disability or change in marital status. BancShares evaluates and reports its non-PCI and PCI loan portfolios separately, and each portfolio is further divided into commercial and non-commercial segments based on the type of borrower, purpose, collateral and/or our underlying credit management processes. Additionally, commercial and noncommercial loans are assigned to loan classes, which further disaggregate the loan portfolio.
Non-PCI Commercial Loans & Leases
Non-PCI commercial loans, excluding purchased non-impaired loans, are underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. Additionally, an understanding of the borrower’s business, including the experience and background of the principals is obtained prior to approval. To the extent the loan is secured by collateral, the likely value of the collateral and what level of strength the collateral brings to the transaction is also evaluated. If the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is also assessed. Acquired non-PCI commercial loans are evaluated using comparable methods and procedures as those originated by BancShares.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial mortgage - Commercial mortgage consists of loans to purchase or refinance owner-occupied or investment nonresidential properties. Commercial mortgages secured by owner-occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. Commercial mortgages secured by investment properties include office buildings and other facilities rented or leased to unrelated parties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.
Other commercial real estate - Other commercial real estate consists of loans secured by farmland (including residential farms and other improvements) and multifamily (five or more) residential properties. The performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions beyond the control of the borrower. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates.
Commercial and industrial and lease financing - Commercial and industrial and lease financing consists of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.
Other - Other consists of all other commercial loans not classified in one of the preceding classes. These typically include loans to nonprofit organizations such as churches, hospitals, educational and charitable organizations, and certain loans repurchased with government guarantees.
Non-PCI Noncommercial Loans & Leases
Non-PCI noncommercial loans, excluding purchased non-impaired loans, are centrally underwritten using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use and recent credit inquiries. To the extent the loan is secured by collateral, the likely value of such collateral is evaluated. Acquired non-PCI noncommercial loans are evaluated using comparable methods and procedures as those originated by BancShares.
Residential mortgage - Residential mortgage consists of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.
Revolving mortgage - Revolving mortgage consists of home equity lines of credit secured by first or second liens on the borrower’s primary residence. These loans are often secured by second liens on the residential real estate and are particularly susceptible to declining collateral values as a substantial decline in value could render a second lien position effectively unsecured.
Construction and land development - Construction and land development consists of loans to construct a borrower’s primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk these construction and development projects can experience delays and cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.
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
Nonperforming Assets (“NPA”)
NPAs include nonaccrual loans and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of loan defaults and is discussed below.
All loans are classified as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. Non-PCI loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable the principal or interest is not fully collectible. When non-PCI loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. All payments received thereafter are applied as a reduction of the remaining principal balance as long as doubt exists as to the ultimate collection of the principal. Non-PCI loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time and there is no longer concern as to the collectability of principal and interest. Accretion of income for PCI loans is discontinued when we are unable to estimate the amount or timing of cash flows. PCI loans may begin or resume accretion of income when information becomes available allowing us to estimate the amount and timing of future cash flows. The majority of PCI loans are pooled for accounting purposes and therefore, the NPA status is determined based upon the aggregate performance of the pool.
Troubled Debt Restructurings (“TDR”)
A loan is considered a TDR when both of the following occur: (1) a modification to a borrower’s debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include short-term deferrals of interest, modifications of payment terms, or (in certain limited instances) forgiveness of principal or interest. Loans restructured as a TDR are treated and reported as such for the remaining life of the loan. Modifications of pooled PCI loans are not designated as TDRs, whereas modifications of non-pooled PCI loans are designated as TDRs in the same manner as non-PCI loans. TDR loans can be nonaccrual or accrual, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged-off, the remaining balance is typically classified as nonaccrual.
Allowance for Loan and Lease Losses (“ALLL”)
The ALLL represents management’s best estimate of inherent credit losses within the loan and lease portfolio at the balance sheet date. Management determines the ALLL based on an ongoing evaluation of the loan portfolio. Estimates for loan losses are determined by analyzing quantitative and qualitative components, such as: economic conditions, historical loan losses, historical loan migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on PCI loans, current assessment of impaired loans, and changes in the size, composition and/or risk within the loan portfolio. Adjustments to the ALLL are recorded with a corresponding entry to provision for loan and lease losses. Loan balances considered uncollectible are charged-off against the ALLL. Recoveries of amounts previously charged-off are generally credited to the ALLL.
A primary component of determining the allowance on non-PCI loans collectively evaluated is the actual loss history of the various loan classes. Loan loss factors are based on historical experience and may be adjusted for significant factors, that in management’s judgment, affect the collectability of principal and interest at the balance sheet date. In accordance with our allowance methodology, loan loss factors are monitored quarterly and may be adjusted based on changes in the level of historical net charge-offs and updates by management, such as the number of periods included in the calculation of loss factors, loss severity, loss emergence period and portfolio attrition.
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
The impairment assessment and determination of the related specific reserve for each impaired loan is based on the loan’s characteristics. Impairment measurement for loans dependent on borrower cash flow for repayment is based on the present value of expected cash flows discounted at the interest rate implicit in the original loan agreement. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value (appropriately adjusted for an assessment of the sales and marketing costs) is used to calculate a fair value estimate. A specific valuation allowance is established or partial charge-off is recorded for the difference between the excess recorded investment in the loan and the loan’s estimated fair value less costs to sell.
The ALLL for PCI loans is estimated based on the expected cash flows over the life of the loan. BancShares continues to estimate and update cash flows expected to be collected on individual loans or pools of loans sharing common risk characteristics. BancShares compares the carrying value of all PCI loans to the present value at each balance sheet date. If the present value is less than the carrying value, the shortfall reduces the remaining credit discount and if it is in excess of the remaining credit discount, an ALLL is recorded through the recognition of provision expense. The ALLL for PCI loans with subsequent increases in expected cash flows to be collected is reduced and any remaining excess is recorded as an adjustment to the accretable yield over the loan’s or pool’s remaining life.
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to standby letters of credit and other commitments to extend credit. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, while also considering the applicable regulatory capital credit conversion factors for these off-balance sheet instruments as well as the estimated exposure upon default. The reserve for unfunded commitments is presented within other liabilities, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other noninterest expense and represent an immaterial balance.
Other Real Estate Owned (“OREO”)
OREO includes foreclosed real estate property and closed branch properties and is initially recorded at the asset’s estimated fair value less cost to sell. Any excess in the recorded investment in the loan over the estimated fair value less costs to sell is charged-off against the ALLL at the time of foreclosure. If the estimated value of the OREO exceeds the recorded investment of the loan, the difference is recorded as a gain within other income.
OREO is subsequently carried at the lower of cost or market value less estimated selling costs and is evaluated at least annually. The periodic evaluations are generally based on the appraised value of the property and may include additional adjustments based upon management’s review of the valuation estimate and specific knowledge of the property. Routine maintenance costs, income and expenses related to the operation of the foreclosed asset, subsequent declines in market value and net gains or losses on disposal are included in collection and foreclosure-related expense.
Payable to the Federal Deposit Insurance Corporation (“FDIC”) for Shared-Loss Agreements
The purchase and assumption agreements for certain FDIC-assisted transactions include payments that may be owed to the FDIC at the termination of the shared-loss agreements. The payment is due to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The liability is calculated by discounting estimated future payments and is reported as FDIC shared-loss payable. The ultimate settlement amount of the payment is dependent upon the performance of the underlying covered loans, recoveries, the passage of time and actual claims submitted to the FDIC.

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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the identifiable assets acquired. Goodwill is not amortized, but is evaluated at least annually for impairment during the third quarter, or when events or changes in circumstances indicate a potential impairment exists.
Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at fair value and are amortized on an accelerated basis typically between five to twelve years over their estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate a potential impairment exists.
Mortgage Servicing Rights (“MSR”)
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
Fair Values
The fair value of financial instruments and the methods and assumptions used in estimating fair value amounts and financial assets and liabilities for which fair value was elected are detailed in Note P, Estimated Fair Values.

Income Taxes

Income taxes are accounted for using the asset and liability approach as prescribed in ASC 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in BancShares’ income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period which includes the enactment date.
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
BancShares has unrecognized tax benefits related to the uncertain portion of tax positions BancShares has taken or expects to take. A liability may be created or an amount refundable may be reduced for the amount of unrecognized tax benefits. These uncertainties result from the application of complex tax laws, rules, regulations and interpretations, primarily in state taxing jurisdictions. Unrecognized tax benefits are assessed quarterly and may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations. Estimated penalties and interest on uncertain tax positions are recognized in income tax expense.
BancShares files a consolidated federal income tax return and various combined and separate company state tax returns. See Note O, Income Taxes, for additional disclosures.
Per Share Data
Net income per share is computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. BancShares had no potential dilutive common shares outstanding in any period and did not report diluted net income per share.
Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension Plans
BancShares maintains noncontributory defined benefit pension plans covering certain qualifying employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. All assumptions are reviewed annually for appropriateness. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. The assumed rate of future compensation increases is based on actual experience and future salary expectations. We also estimate a long-term rate of return on pension plan assets used to estimate the future value of plan assets. In developing the long-term rate of return, we consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. Refer to Note Q, Employee Benefit Plans, for disclosures related to BancShares’ defined benefit pension plans.
Leases
BancShares leases certain branch locations, administrative offices and equipment. Operating lease ROU assets are included in other assets and the associated lease obligations are included in other liabilities. Finance leases are included in premises and equipment and other borrowings. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we instead recognize lease expense for these leases on a straight-line basis over the lease term.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our corresponding obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating and finance lease ROU asset also includes initial direct costs and pre-paid lease payments made, excluding lease incentives. As most of our leases do not provide an implicit rate, BancShares uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using secured rates for new FHLB advances under similar terms as the lease at inception. We utilize the implicit or incremental borrowing rate at the effective date of a modification not accounted for as a separate contract or a change in the lease terms to determine the present value of lease payments. For operating leases commencing prior to January 1, 2019, BancShares used the incremental borrowing rate as of that date.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at our sole discretion. When it is reasonably certain we will exercise our option to renew or extend the lease term, the option is included in calculating the value of the ROU asset and lease liability. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
We determine if an arrangement is a lease at inception. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not lease any properties or facilities from any related party. As of December 31, 2019, there were no leases that have not yet commenced that would have a material impact on our consolidated financial statements. See Note R, Leases, for additional disclosures.
Revenue Recognition
BancShares generally acts in a principal capacity, on its own behalf, in its contracts with customers. In these transactions, we recognize revenues and the related costs to generate those revenues on a gross basis. In certain, circumstances, we act in an agent capacity, on behalf of the customers with other entities, and recognize revenues and the related costs to provide our services on a net basis. Business lines where BancShares acts as an agent include cardholder and merchant services, insurance, and brokerage. Descriptions of our noninterest revenue-generating activities are broadly segregated as follows:
Cardholder and Merchant Services - These represent interchange fees from customer debit and credit card transactions earned when a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been satisfied, which is upon completion of the card transaction. Additionally, as FCB is acting as an agent for the customer and transaction processor, costs associated with cardholder and merchant services transactions are netted against the fee income.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service charges on deposit accounts - These deposit account-related fees represent monthly account maintenance and transaction-based service fees such as overdraft fees, stop payment fees and charges for issuing cashier’s checks and money orders. For account maintenance services, revenue is recognized at the end of the statement period when our performance obligation has been satisfied. All other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.
Wealth management services - These primarily represent sales commissions on various product offerings, transaction fees and trust and asset management fees. The performance obligation for wealth management services is the provision of services to place annuity products issued by the counterparty to investors and the provision of services to manage the client’s assets, including brokerage custodial and other management services. Revenue from wealth management services is recognized over the period in which services are performed, and is based on a percentage of the value of the assets under management/administration.
Other service charges and fees - These include, but are not limited to, check cashing fees, international banking fees, internet banking fees, wire transfer fees and safe deposit fees. The performance obligation is fulfilled and revenue is recognized, at the point in time the requested service is provided to the customer.
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
Other - This consists of several forms of recurring revenue such as FHLB dividends and income earned on changes in the cash surrender value of bank-owned life insurance. The remaining miscellaneous income includes recoveries on PCI loans previously charged-off and other immaterial transactions where revenue is recognized when, or as, the performance obligation is satisfied. Refer to Note N, Other Noninterest Income and Other Noninterest Expense, for additional disclosures on other noninterest income.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)
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
The adoption of the new standard had an impact on our Consolidated Balance Sheet as of January 1, 2019, with the recording of operating Right-of-Use (“ROU”) assets and operating lease liabilities of $70.7 million and $71.8 million, respectively. The operating lease liability included a $1.1 million fair value adjustment for leases assumed in the acquisition of HomeBancorp, Inc. (“HomeBancorp”). In addition, at the adoption date we had finance lease ROU assets and finance lease liabilities, previously classified as capital leases, of $8.8 million and $8.3 million, respectively.  BancShares did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. BancShares has no related party lease agreements.  This ASU did not have a material impact on our Consolidated Statements of Income. See Note R, Leases, for additional disclosures.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FASB ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). This ASU requires entities to use the guidance in FASB ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, to determine whether to capitalize or expense implementation costs related to the service contract. This ASU also requires entities to (1) expense capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (2) present the expense related to the capitalized implementation costs in the same line item on the income statement as fees associated with the hosting element of the arrangement (3) classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element (4) present the capitalized implementation costs in the same balance sheet line item that a prepayment for the fees associated with the hosting arrangement would be presented.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. BancShares adopted this standard effective July 1, 2019 on a prospective basis. As of December 31, 2019, $5.7 million of deferred implementation costs net of accumulated amortization related to cloud computing arrangements were recorded in other assets. These costs are expensed over the fixed, noncancellable term of the arrangement and are recorded to processing fees paid to third parties, consistent with the line item of the income statement where fees paid for the associated hosted service are recorded.
FASB ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

In 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities that simplified the application of hedge accounting in certain situations and allowed an entity to make a one-time election to reclassify a prepayable debt security from held to maturity to available for sale if the debt security is eligible to be hedged in accordance with ASC 815-20-25-12A (last-of-layer method). In April of 2019, the FASB issued ASU 2019-04, which clarifies certain aspects of Topic 815, including an extension on the ability to elect to transfer securities under ASU 2017-12.

BancShares adopted ASU 2017-12 effective January 1, 2019, though the standard was immaterial to BancShares upon adoption and no transfer of securities from held to maturity to available for sale was made. BancShares adopted ASU 2019-04 as of November 1, 2019 on a prospective basis and elected to reclassify eligible debt securities from held to maturity to available for sale.  The book value of securities transferred was $2.08 billion with a fair value of $2.15 billion. The transfer resulted in a $72.5 million reclassification of unrealized losses that were previously frozen in accumulated other comprehensive income as a result of a transfer to held to maturity in the second quarter of 2018. This also resulted in recording an additional unrealized gain on the available for sale securities of $1.6 million and offset by a $16.7 million unwind of deferred tax assets, resulting in an increase to total assets and equity of $57.4 million.

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
The amendments in this ASU are effective for public entities for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities. BancShares will adopt all applicable amendments and update the disclosures as appropriate during the fourth quarter of 2020.

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
This ASU will be effective for BancShares’ annual or interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt the guidance for our annual impairment test in fiscal year 2020. BancShares does not anticipate any impact to our consolidated financial position or consolidated results of operations as a result of the adoption.
FASB ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU introduces a new credit loss methodology which requires earlier recognition of credit losses, replacing multiple existing impairment methods in current GAAP, which generally require a loss to be incurred before it is recognized. The amendments in this ASU require loss estimates be determined over the lifetime of the asset and broaden the information an entity must consider in developing its expected credit losses. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity’s size, complexity and risk profile.
For BancShares, the standard will apply to loans, unfunded loan commitments and debt securities. A cross-functional team co-led by Corporate Finance and Risk Management was established to implement the new standard. We have completed initial current expected credit loss (“CECL”) models and accounting interpretations. We continue to refine and test our models, estimation techniques, operational processes and controls to be used in preparing CECL loss estimates and related financial statement disclosures. We have also evaluated our debt securities portfolio to determine the impact of adoption of CECL. Given the majority of our debt securities are issued by government sponsored entities, we expect very minimal, if any, impact at adoption.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The CECL calculated losses on the loan portfolio are derived using estimated probability of default and loss given default models based on historical loss experience, borrower characteristics, forecasts of relevant economic conditions and other factors. We are using a two-year reasonable and supportable forecast period that incorporates one economic forecast, with a 12-month straight-line reversion period to historical averages. The outstanding loans are bifurcated between commercial and non-commercial loan portfolios and then further segmented into pools with similar risk characteristics. The commercial portfolio, comprising the majority of our total loans, consists primarily of loans with short contractual maturities and is expected to result in a reduction to the allowance for credit losses. This reduction is expected to be partially offset by an increase in the allowance for credit losses on the non-commercial portfolio as these assets have longer contractual maturities, as well as an increase in reserves for the acquired loan portfolios. Additionally, the reserve for unfunded commitments is expected to increase due to the change in scope under ASU 2016-13.
BancShares continues to evaluate the impact of this standard on its consolidated financial statements but expects the aggregate allowance for credit losses to decrease 15% to 20% with an initial increase to retained earnings of $32-$42 million. The allowance associated with PCD loans did not have an impact on retained earnings as the CECL reserve is essentially replacing the existing non-accretable discount. The release of existing reserves due to the implementation of CECL will result in an increase to total risk-based capital and a decrease in Tier 1 Capital. The changes to capital are not expected to be significant.
The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. BancShares adopted the guidance in the first quarter of 2020 using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.
NOTE B
BUSINESS COMBINATIONS

FCB has evaluated the financial statement significance for all business combinations completed during 2019 and 2018. FCB has concluded the completed business combinations noted below are not material to BancShares’ consolidated financial statements, individually or in aggregate, and therefore, pro forma financial data has not been included.

Each transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. As of December 31, 2019, there have been no refinements to the fair value of assets acquired and liabilities assumed.

As part of the accounting for each acquisition, we perform an analysis of the acquired bank’s loan portfolio. Based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations, the acquired loans were separated into PCI loans with evidence of credit deterioration since origination, which are accounted for under ASC 310-30, and non-PCI loans that do not meet this criteria, which are accounted for under ASC 310-20.

Community Financial Holding Co. Inc.

On February 1, 2020, FCB completed the merger of Duluth, Georgia-based Community Financial Holding Co. Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank. Under the terms of the agreement, total cash consideration of $2.3 million was paid to the shareholders of Community Financial. The merger allows FCB to expand its presence and enhance banking efforts in Georgia. As of December 31, 2019, Community Financial reported $224.0 million in consolidated assets, $136.9 million in loans, and $211.8 million in deposits.

Entegra Financial Corp.

On December 31, 2019, FCB completed the merger of Franklin, North Carolina-based Entegra Financial Corp. (“Entegra”) and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 per share was paid to the shareholders of Entegra for each share of common stock totaling approximately $222.8 million. The merger allows FCB to expand its presence and enhance banking efforts in western North Carolina.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the assets acquired was $1.68 billion, including $953.7 million in non-PCI loans, $77.5 million in PCI loans and $4.5 million in a core deposit intangible. Liabilities assumed were $1.51 billion, of which $1.33 billion were deposits. As a result of the transaction, FCB recorded $52.6 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.

FCB was required to agree to divest certain branches, other assets and liabilities in order to obtain regulatory approval for the transaction. FCB and Select Bank & Trust Company (“Select Bank”) have entered into an agreement for Select Bank to purchase North Carolina branches, located in Highlands, Sylva and Franklin. The branch sales are anticipated to close in 2020. The assets and liabilities of the branches to be divested are recorded on the Consolidated Balance Sheets and in the related Notes to the Consolidated Financial Statements within loans and leases, premises and equipment and total deposits with a fair value of $106.4 million, $2.3 million, and $186.4 million, respectively as of December 31, 2019.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	As recorded by FCB
Purchase price		$222,750
Assets
Cash and due from banks	$59,815
Overnight investments	242,770
Investment securities	227,834
Loans	1,031,186
Premises and equipment	24,458
Other real estate owned	1,846
Income earned not collected	5,447
Intangible assets	6,899
Other assets	81,069
Total assets acquired	1,681,324
Liabilities
Deposits	1,326,967
Borrowings	169,433
Other liabilities	14,808
Total liabilities assumed	$1,511,208
Fair value of net assets acquired		170,116
Goodwill recorded for Entegra		$52,634

Merger-related expenses of $5.4 million from the Entegra transaction were recorded in the Consolidated Statement of Income for the year ended December 31, 2019. Entegra assets generated no loan-related interest income for the year ended December 31, 2019.

First South Bancorp, Inc.

On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp, Inc. (“First South Bancorp”) and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 per share was paid to the shareholders of First South Bancorp for each share of common stock totaling approximately $37.5 million. The merger allows FCB to expand its presence and enhance banking efforts in South Carolina.

The fair value of the assets acquired was $239.2 million, including $162.8 million in non-PCI loans, $16.4 million in PCI loans and $2.3 million in a core deposit intangible. Liabilities assumed were $215.6 million, of which $207.6 million were deposits. As a result of the transaction, FCB recorded $13.9 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies expected to result from the acquisition. None of the goodwill is deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.

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

Merger-related expenses of $4.1 million from the First South Bancorp transaction were recorded in the Consolidated Statement of Income for the year ended December 31, 2019. Loan-related interest income generated from First South Bancorp was approximately $6.1 million since the acquisition date.

Biscayne Bancshares, Inc.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (“Biscayne Bancshares”) and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 per share was paid to the shareholders of Biscayne Bancshares for each share of common stock, totaling approximately $118.9 million. The merger allows FCB to expand its presence in Florida and enhance banking efforts in South Florida.
The fair value of the assets acquired was $1.03 billion, including $850.4 million in non-PCI loans, $13.0 million in PCI loans and $4.7 million in a core deposit intangible. Liabilities assumed were $956.8 million, of which $786.5 million were deposits. As a result of the transaction, FCB recorded $46.5 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies expected to result from the acquisition. None of the goodwill was deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values:

(Dollars in thousands)	As recorded by FCB
Purchase price		$118,949
Assets
Cash and due from banks	$78,010
Overnight investments	306
Investment securities held to maturity	34,539
Loans	863,384
Premises and equipment	1,533
Other real estate owned	2,046
Income earned not collected	3,049
Intangible assets	4,745
Other assets	41,572
Total assets acquired	1,029,184
Liabilities
Deposits	786,512
Borrowings	157,415
Accrued interest payable	—
Other liabilities	12,829
Total liabilities assumed	$956,756
Fair value of net assets acquired		72,428
Goodwill recorded for Biscayne Bancshares		$46,521

Merger-related expenses of $5.8 million were recorded in the Consolidated Statement of Income for the year ended December 31, 2019. Loan-related interest income generated from Biscayne Bancshares was approximately $33.8 million since the acquisition date.

Palmetto Heritage Bancshares, Inc.

On November 1, 2018, FCB completed the merger of Pawleys Island, South Carolina-based Palmetto Heritage Bancshares, Inc. (“Palmetto Heritage”) and its subsidiary, Palmetto Heritage Bank & Trust, into FCB. The Palmetto Heritage transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on October 31, 2019, with no material changes to the original calculated fair values.

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

Merger-related expenses of $0.6 million and $0.5 million from the Palmetto Heritage transaction were recorded in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively. Loan-related interest income generated from Palmetto Heritage was approximately $5.6 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.

Capital Commerce Bancorp, Inc.

On October 2, 2018, FCB completed the merger of Milwaukee, Wisconsin-based Capital Commerce Bancorp, Inc. (“Capital Commerce”) and its subsidiary, Securant Bank & Trust, into FCB. The Capital Commerce transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values were subject to refinement for up to one year after the closing date. The measurement period ended on October 1, 2019, with no material changes to the original calculated fair values.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger-related expenses of $0.7 million and $1.2 million from the Capital Commerce transaction were recorded in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively. Loan-related interest income generated from Capital Commerce was approximately $8.1 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively.

HomeBancorp, Inc.

On May 1, 2018, FCB completed the merger of Tampa, Florida-based HomeBancorp, Inc. (“HomeBancorp”) and its subsidiary, HomeBanc, into FCB. The HomeBancorp transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values were subject to refinement for up to one year after the closing date. The measurement period ended on April 30, 2019, with no material changes to the original calculated fair values.

The fair value of the assets acquired was $842.7 million, including $550.6 million in non-PCI loans, $15.6 million in PCI loans and $9.9 million in a core deposit intangible. Liabilities assumed were $787.7 million, of which $619.6 million were deposits. As a result of the transaction, FCB recorded $57.6 million of goodwill.

Merger-related expenses of $0.1 million and $2.3 million from the HomeBancorp transaction were recorded in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively. Loan-related interest income generated from HomeBancorp was approximately $21.4 million and $17.4 million for the years ended December 31, 2019 and 2018, respectively.
NOTE C
INVESTMENTS
The amortized cost and fair value of investment and marketable equity securities at December 31, 2019 and 2018, were as follows:

	December 31, 2019
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$409,397	$602	$—	$409,999
Government agency	684,085	928	2,241	682,772
Residential mortgage-backed securities	5,269,060	13,417	15,387	5,267,090
Commercial mortgage-backed securities	373,105	6,974	59	380,020
Corporate bonds	198,278	3,420	132	201,566
State, county and municipal	118,227	—	—	118,227
Total investment securities available for sale	$7,052,152	$25,341	$17,819	$7,059,674
Investment in marketable equity securities	59,262	23,304	233	82,333
Investment securities held to maturity
Other	30,996	—	—	30,996
Total investment securities	$7,142,410	$48,645	$18,052	$7,173,003

	December 31, 2018
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,249,243	$633	$2,166	$1,247,710
Government agency	257,252	222	639	256,835
Residential mortgage-backed securities	2,956,793	5,309	52,763	2,909,339
Corporate bonds	143,829	261	864	143,226
Total investment securities available for sale	$4,607,117	$6,425	$56,432	$4,557,110
Investment in marketable equity securities	73,809	19,010	220	92,599
Investment securities held to maturity
Residential mortgage-backed securities	2,087,024	16,592	490	2,103,126
Commercial mortgage-backed securities	97,629	747	—	98,376
Total investment securities held to maturity	2,184,653	17,339	490	2,201,502
Total investment securities	$6,865,579	$42,774	$57,142	$6,851,211

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As described in Note A, Accounting Policies and Basis of Presentation, on November 1, 2019, as part of the adoption of ASU 2019-04, mortgage-backed securities with an amortized cost of $2.08 billion were transferred from investment securities held to maturity to the available for sale portfolio. At the time of the transfer, the securities had a fair value of $2.15 billion. The transfer resulted in a reclassification of unrealized losses of $72.5 million, or $55.8 million net of tax, previously frozen in AOCI as a result of the initial transfer to held to maturity. FCB still has the intent and ability to hold the remainder of the held to maturity portfolio to maturity.

On May 1, 2018, mortgage-backed securities with an amortized cost of $2.49 billion were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $2.38 billion and a weighted average contractual maturity of 13 years. The unrealized loss on these securities at the date of transfer was $109.5 million, or $84.3 million net of tax, and was reported as a component of AOCI. This unrealized loss was accreted over the remaining expected life of the securities as an adjustment of yield and was partially offset by the amortization of the corresponding discount on the transferred securities.

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

BancShares holds approximately 298,000 shares of Visa Class B common stock with a cost basis of zero. BancShares’ Visa Class B shares are not considered to have a readily determinable fair value and are recorded with no fair value.

The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Residential and commercial mortgage-backed and government agency securities are stated separately as they are not due at a single maturity date.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$406,325	$406,927	$1,049,253	$1,047,380
One through five years	24,496	24,971	205,526	205,805
Five through 10 years	185,209	187,868	134,370	133,626
Over 10 years	109,872	110,026	3,923	4,125
Government agency	684,085	682,772	257,252	256,835
Residential mortgage-backed securities	5,269,060	5,267,090	2,956,793	2,909,339
Commercial mortgage-backed securities	373,105	380,020	—	—
Total investment securities available for sale	$7,052,152	$7,059,674	$4,607,117	$4,557,110
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	30,746	30,746	—	—
One through five years	250	250	—	—
Residential mortgage-backed securities	—	—	2,087,024	2,103,126
Commercial mortgage-backed securities	—	—	97,629	98,376
Total investment securities held to maturity	$30,996	$30,996	$2,184,653	$2,201,502

For each period presented, realized gains on investment securities available for sale include the following:

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
Gross gains on retirement/sales of investment securities available for sale	$8,993	$353	$11,635
Gross losses on sales of investment securities available for sale	(1,878)	(2)	(7,342)
Realized gains on investment securities available for sale, net	$7,115	$351	$4,293

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each period presented, realized and unrealized gains or losses on marketable equity securities include the following:

	Year ended December 31
(Dollars in thousands)	2019	2018
Marketable equity securities gains (losses), net	$20,625	$(7,610)
Less net gains recognized on marketable equity securities sold	16,344	1,190
Unrealized (losses) gains recognized on marketable equity securities held	$4,281	$(8,800)

The following table provides information regarding investment securities with unrealized losses as of December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
Government agency	$347,081	$1,827	$63,947	$414	$411,028	$2,241
Residential mortgage-backed securities	2,387,293	14,016	264,257	1,371	2,651,550	15,387
Commercial mortgage-backed securities	35,926	59	—	—	35,926	59
Corporate bonds	7,714	123	4,749	9	12,463	132
Total	$2,778,014	$16,025	$332,953	$1,794	$3,110,967	$17,819

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$248,983	$113	$848,622	$2,053	$1,097,605	$2,166
Government agency	115,273	601	2,310	38	117,583	639
Residential mortgage-backed securities	262,204	2,387	1,940,695	50,376	2,202,899	52,763
Corporate bonds	79,066	842	5,000	22	84,066	864
Total	$705,526	$3,943	$2,796,627	$52,489	$3,502,153	$56,432
Investment securities held to maturity
Residential mortgage-backed securities	$5,111	$181	$10,131	$309	$15,242	$490

As of December 31, 2019, there were 91 investment securities available for sale with continuous losses for more than 12 months of which 90 are government sponsored, enterprise-issued mortgage-backed securities or government agency securities and 1 is a corporate bond.
None of the unrealized losses identified as of December 31, 2019 or December 31, 2018 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Rather, the unrealized losses related to changes in interest rates and spreads relative to when the investment securities were purchased. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the losses on these securities were deemed to be OTTI.
Investment securities having an aggregate carrying value of $3.93 billion at December 31, 2019 and $4.03 billion at December 31, 2018, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
NOTE D
LOANS AND LEASES
BancShares’ accounting methods for loans and leases differ depending on whether they are non-PCI or PCI. Loans originated by BancShares and loans performing under their contractual obligations at acquisition are classified as Non-PCI. Loans reflecting credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments are classified as PCI. Additionally, acquired loans are recorded at fair value at the date of acquisition, with no corresponding allowance for loan and lease losses. See Note A, Accounting Policies and Basis of Presentation, for additional information on non-PCI and PCI loans and leases.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and leases outstanding include the following at December 31, 2019 and 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$1,013,454	$757,854
Commercial mortgage	12,282,635	10,717,234
Other commercial real estate	542,028	426,985
Commercial and industrial and leases	4,403,792	3,938,730
Other	310,093	296,424
Total commercial loans	18,552,002	16,137,227
Noncommercial:
Residential mortgage	5,293,917	4,265,687
Revolving mortgage	2,339,072	2,542,975
Construction and land development	357,385	257,030
Consumer	1,780,404	1,713,781
Total noncommercial loans	9,770,778	8,779,473
Total non-PCI loans and leases	28,322,780	24,916,700
Total PCI loans	558,716	606,576
Total loans and leases	$28,881,496	$25,523,276

At December 31, 2019, $9.41 billion in non-PCI loans with a lendable collateral value of $6.57 billion were used to secure $563.7 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.01 billion. At December 31, 2018, $9.12 billion in non-PCI loans with a lendable collateral value of $6.36 billion were used to secure $175.2 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.18 billion.

At December 31, 2019, $3.68 billion in non-PCI loans with a lendable collateral value of $2.98 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (“FRB”). At December 31, 2018, $2.94 billion in non-PCI loans with a lendable collateral value of $2.19 billion were used to secure additional borrowing capacity at the FRB.

Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale totaled $67.9 million and $45.5 million at December 31, 2019 and 2018, respectively. We may change our strategy for certain portfolio loans and sell them in the secondary market. At such time, portfolio loans are transferred to loans held for sale at fair value.

During 2019, total proceeds from sales of residential mortgage loans were $756.0 million of which $731.8 million related to sales of loans held for sale. The remaining $24.2 million related to sales of portfolio loans, which resulted in a gain of $299 thousand. During 2018, total proceeds from sales of residential mortgage loans were $618.1 million, of which $608.5 million related to sales of loans held for sale. The remaining $9.6 million related to sales of portfolio loans, which were sold at par.

Net deferred fees on originated non-PCI loans and leases, including unearned income as well as unamortized costs, were $927 thousand and $79 thousand at December 31, 2019 and 2018, respectively. The unamortized discounts related to purchased non-PCI loans was $30.9 million at December 31, 2019 and $33.3 million at December 31, 2018. During the years ended December 31, 2019 and 2018, accretion income on purchased non-PCI loans and leases was $13.2 million and $12.8 million, respectively.

Loans and leases to borrowers in medical, dental or related fields were $5.16 billion as of December 31, 2019, which represents 17.9% of total loans and leases, compared to $4.98 billion or 19.5% of total loans and leases at December 31, 2018. The credit risk of this industry concentration is mitigated through our underwriting policies, which emphasize reliance on adequate borrower cash flow, rather than underlying collateral value, and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10% of total loans and leases outstanding at December 31, 2019.

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
Special mention – A special mention asset has potential weaknesses which deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.
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
Loss – Assets classified as loss are considered uncollectible and of such little value it is inappropriate to be carried as an asset. This classification is not necessarily equivalent to any potential for recovery or salvage value, but rather it is not appropriate to defer a full charge-off even though partial recovery may be affected in the future.
Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2019 and 2018, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for non-PCI and PCI noncommercial loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of the loans and leases outstanding at December 31, 2019 and December 31, 2018, by credit quality indicator are provided below:

	December 31, 2019
	Non-PCI commercial loans and leases
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$1,004,922	$12,050,799	$536,682	$4,256,456	$308,796	$18,157,655
Special mention	2,577	115,164	3,899	44,604	622	166,866
Substandard	5,955	116,672	1,447	34,148	675	158,897
Doubtful	—	—	—	3	—	3
Ungraded	—	—	—	68,581	—	68,581
Total	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$18,552,002

	December 31, 2018
	Non-PCI commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Total non-PCI commercial loans and leases
Pass	$753,985	$10,507,687	$422,500	$3,778,797	$294,700	$15,757,669
Special mention	1,369	114,219	3,193	54,814	1,105	174,700
Substandard	2,500	92,743	1,292	30,688	619	127,842
Doubtful	—	—	—	354	—	354
Ungraded	—	2,585	—	74,077	—	76,662
Total	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$16,137,227

	December 31, 2019
	Non-PCI noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$5,205,380	$2,316,010	$354,393	$1,762,606	$9,638,389
30-59 days past due	45,839	9,729	977	10,481	67,026
60-89 days past due	18,289	3,468	218	3,746	25,721
90 days or greater past due	24,409	9,865	1,797	3,571	39,642
Total	$5,293,917	$2,339,072	$357,385	$1,780,404	$9,770,778

	December 31, 2018
	Non-PCI noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-PCI noncommercial loans and leases
Current	$4,214,783	$2,514,269	$254,837	$1,696,321	$8,680,210
30-59 days past due	28,239	12,585	581	10,035	51,440
60-89 days past due	7,357	4,490	21	3,904	15,772
90 days or greater past due	15,308	11,631	1,591	3,521	32,051
Total	$4,265,687	$2,542,975	$257,030	$1,713,781	$8,779,473

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019	December 31, 2018
(Dollars in thousands)	PCI commercial loans
Pass	$148,412	$141,922
Special mention	44,290	48,475
Substandard	87,970	101,447
Doubtful	3,657	4,828
Ungraded	—	—
Total	$284,329	$296,672

	December 31, 2019	December 31, 2018
(Dollars in thousands)	PCI noncommercial loans
Current	$240,995	$268,280
30-89 days past due	13,764	11,155
60-89 days past due	5,608	7,708
90 days or greater past due	14,020	22,761
Total	$274,387	$309,904

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of the outstanding non-PCI loans and leases, by class, at December 31, 2019, and December 31, 2018 is provided in the tables below. Loans and leases 30 days or less past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development	$3,146	$195	$2,702	$6,043	$1,007,411	$1,013,454
Commercial mortgage	20,389	8,774	8,319	37,482	12,245,153	12,282,635
Other commercial real estate	861	331	698	1,890	540,138	542,028
Commercial and industrial and leases	18,269	4,842	5,032	28,143	4,375,649	4,403,792
Other	51	411	126	588	309,505	310,093
Total commercial loans	42,716	14,553	16,877	74,146	18,477,856	18,552,002
Noncommercial:
Residential mortgage	45,839	18,289	24,409	88,537	5,205,380	5,293,917
Revolving mortgage	9,729	3,468	9,865	23,062	2,316,010	2,339,072
Construction and land development	977	218	1,797	2,992	354,393	357,385
Consumer	10,481	3,746	3,571	17,798	1,762,606	1,780,404
Total noncommercial loans	67,026	25,721	39,642	132,389	9,638,389	9,770,778
Total non-PCI loans and leases	$109,742	$40,274	$56,519	$206,535	$28,116,245	$28,322,780

	December 31, 2018
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Non-PCI loans and leases:
Commercial:
Construction and land development	$516	$9	$444	$969	$756,885	$757,854
Commercial mortgage	14,200	2,066	3,237	19,503	10,697,731	10,717,234
Other commercial real estate	91	76	300	467	426,518	426,985
Commercial and industrial and leases	9,655	1,759	2,892	14,306	3,924,424	3,938,730
Other	285	—	89	374	296,050	296,424
Total commercial loans	24,747	3,910	6,962	35,619	16,101,608	16,137,227
Noncommercial:
Residential mortgage	28,239	7,357	15,308	50,904	4,214,783	4,265,687
Revolving mortgage	12,585	4,490	11,631	28,706	2,514,269	2,542,975
Construction and land development	581	21	1,591	2,193	254,837	257,030
Consumer	10,035	3,904	3,521	17,460	1,696,321	1,713,781
Total noncommercial loans	51,440	15,772	32,051	99,263	8,680,210	8,779,473
Total non-PCI loans and leases	$76,187	$19,682	$39,013	$134,882	$24,781,818	24,916,700

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2019 and December 31, 2018 for non-PCI loans and leases, were as follows:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$—	$666	$—
Commercial mortgage	29,733	—	12,594	—
Commercial and industrial and leases	7,365	1,094	4,624	808
Other commercial real estate	708	—	366	—
Other	320	—	279	—
Total commercial loans	42,407	1,094	18,529	808
Noncommercial:
Construction and land development	2,828	—	1,823	—
Residential mortgage	44,357	45	35,662	—
Revolving mortgage	22,411	—	25,563	—
Consumer	2,943	2,152	2,969	2,080
Total noncommercial loans	72,539	2,197	66,017	2,080
Total non-PCI loans and leases	$114,946	$3,291	$84,546	$2,888

Purchased non-PCI loans and leases

The following table relates to purchased non-PCI loans acquired in 2019 and 2018 and summarizes the contractually required payments, which include principal and interest, estimate of contractual cash flows not expected to be collected and fair value of the acquired loans at the acquisition date.

	2019			2018
(Dollars in thousands)	Entegra	First South Bancorp	Biscayne Bancshares	Palmetto Heritage	Capital Commerce	HomeBancorp
Contractually required payments	$1,135,451	$175,465	$1,078,854	$142,413	$198,568	$710,876
Fair value at acquisition date	953,679	162,845	850,352	131,283	173,354	550,618

The recorded fair values of purchased non-PCI loans acquired in 2019 and 2018 as of their respective acquisition date were as follows:

	2019			2018
(Dollars in thousands)	Entegra	First South Bancorp	Biscayne Bancshares	Palmetto Heritage	Capital Commerce	HomeBancorp
Commercial:
Construction and land development	$92,495	$8,663	$15,647	$13,186	$10,299	$525
Commercial mortgage	381,729	74,713	203,605	29,225	57,049	188,688
Other commercial real estate	28,678	7,509	98,107	753	6,370	55,183
Commercial and industrial and leases	27,062	40,208	28,135	8,153	34,301	7,931
Other	4,741	—	—	1,039	—	—
Total commercial loans and leases	534,705	131,093	345,494	52,356	108,019	252,327
Noncommercial:
Residential mortgage	310,039	24,641	405,419	59,076	50,630	296,273
Revolving mortgage	36,701	2,162	54,081	6,175	2,552	51
Construction and land development	51,786	3,552	31,668	11,103	11,173	—
Consumer	20,448	1,397	13,690	2,573	980	1,967
Total noncommercial loans and leases	418,974	31,752	504,858	78,927	65,335	298,291
Total non-PCI loans	$953,679	$162,845	$850,352	$131,283	$173,354	$550,618

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PCI loans
The following table relates to PCI loans acquired in 2019 and 2018 and summarizes the contractually required payments, which include principal and interest, expected cash flows to be collected, and the fair value of PCI loans at the respective acquisition dates.

	2019			2018
(Dollars in thousands)	Entegra	First South Bancorp	Biscayne Bancshares	Palmetto Heritage	Capital Commerce	HomeBancorp
Contractually required payments	$103,441	$23,389	$19,720	$4,783	$13,871	$26,651
Cash flows expected to be collected	82,503	21,392	16,815	4,112	11,814	19,697
Fair value at acquisition date	77,507	16,398	13,032	3,863	10,772	15,555

The recorded fair values of PCI loans acquired in 2019 and 2018 as of their respective acquisition date were as follows:

	2019			2018
(Dollars in thousands)	Entegra	First South Bancorp	Biscayne Bancshares	Palmetto Heritage	Capital Commerce	HomeBancorp
Commercial:
Construction and land development	$10,326	$1,233	$—	$212	$1,482	$—
Commercial mortgage	30,316	9,355	7,589	1,053	1,846	7,815
Other commercial real estate	1,734	—	—	—	—	—
Commercial and industrial	1,363	1,202	1,660	372	922	423
Other	1,731	—	—	—	—	—
Total commercial loans	45,470	11,790	9,249	1,637	4,250	8,238
Noncommercial:
Residential mortgage	24,989	4,591	3,783	2,226	6,503	7,317
Revolving mortgage	5,582	—	—	—	—	—
Construction and land development	1,114	17	—	—	—	—
Consumer	352	—	—	—	19	—
Total noncommercial loans	32,037	4,608	3,783	2,226	6,522	7,317
Total PCI loans	$77,507	$16,398	$13,032	$3,863	$10,772	$15,555
The following table provides changes in the carrying value of all PCI loans during the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	2019	2018	2017
Balance at January 1	$606,576	$762,998	$809,169
Fair value of PCI loans acquired during the year	106,937	30,190	199,682
Accretion(1)	57,687	61,502	76,594
Payments received and other changes, net	(212,484)	(248,114)	(322,447)
Balance at December 31	$558,716	$606,576	$762,998
Unpaid principal balance at December 31	$768,391	$960,457	$1,175,441
(1)Accretion is recorded in interest income from loans and leases

The carrying value of PCI loans on the cost recovery method was $2.9 million and $3.3 million at December 31, 2019, and 2018, respectively. The recorded investment of PCI loans on nonaccrual status was $6.7 million and $1.3 million at December 31, 2019, and 2018, respectively. PCI loans 90 days past due and still accruing were $24.3 million and $37.0 million at December 31, 2019, and 2018, respectively.
For PCI loans, improved credit loss expectations generally result in the reclassification of nonaccretable difference to accretable yield. Changes in expected cash flows not related to credit improvements or deterioration do not affect the nonaccretable difference.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes changes to the amount of accretable yield for 2019, 2018 and 2017.

(Dollars in thousands)	2019	2018	2017
Balance at January 1	$312,894	$316,679	$335,074
Additions from acquisitions	17,403	6,393	44,120
Accretion	(57,687)	(61,502)	(76,594)
Reclassifications from nonaccretable difference	6,489	5,980	18,901
Changes in expected cash flows that do not affect nonaccretable difference	(27,964)	45,344	(4,822)
Balance at December 31	$251,135	$312,894	$316,679

NOTE E
ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for non-PCI loan and lease losses by class of loans is summarized as follows:

	Years ended December 31, 2019, 2018, and 2017
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
Balance at January 1, 2017	$28,877	$48,278	$3,269	$56,132	$3,127	$14,447	$21,013	$1,596	$28,287	$205,026
Provision (credits)	(4,329)	(5,694)	1,280	11,624	2,189	2,096	2,509	2,366	17,098	29,139
Charge-offs	(599)	(421)	(5)	(11,921)	(912)	(1,376)	(2,368)	—	(18,784)	(36,386)
Recoveries	521	2,842	27	3,989	285	539	1,282	—	4,603	14,088
Balance at December 31, 2017	24,470	45,005	4,571	59,824	4,689	15,706	22,436	3,962	31,204	211,867
Provision (credits)	10,533	(1,490)	(2,171)	2,511	(2,827)	897	1,112	(1,520)	22,187	29,232
Charge-offs	(44)	(1,140)	(69)	(10,211)	(130)	(1,689)	(3,235)	(219)	(22,817)	(39,554)
Recoveries	311	1,076	150	3,496	489	558	1,549	127	5,267	13,023
Balance at December 31, 2018	35,270	43,451	2,481	55,620	2,221	15,472	21,862	2,350	35,841	214,568
Provision (credits)	(2,171)	2,384	(285)	14,212	(754)	3,481	(788)	359	16,611	33,049
Charge-offs	(196)	(1,096)	—	(13,352)	(100)	(1,137)	(2,584)	—	(24,562)	(43,027)
Recoveries	310	596	15	2,894	869	416	1,212	—	6,703	13,015
Balance at December 31, 2019	$33,213	$45,335	$2,211	$59,374	$2,236	$18,232	$19,702	$2,709	$34,593	$217,605

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the allowance and recorded investment in loans and leases by class of loans, as well as the associated impairment method at December 31, 2019 and December 31, 2018.

	December 31, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$463	$3,650	$39	$1,379	$103	$3,278	$2,722	$174	$1,107	$12,915
ALLL for loans and leases collectively evaluated for impairment	32,750	41,685	2,172	57,995	2,133	14,954	16,980	2,535	33,486	204,690
Total allowance for loan and lease losses	$33,213	$45,335	$2,211	$59,374	$2,236	$18,232	$19,702	$2,709	$34,593	$217,605
Loans and leases:
Loans and leases individually evaluated for impairment	$4,655	$70,149	$1,268	$12,182	$639	$60,442	$28,869	$3,882	$3,513	$185,599
Loans and leases collectively evaluated for impairment	1,008,799	12,212,486	540,760	4,391,610	309,454	5,233,475	2,310,203	353,503	1,776,891	28,137,181
Total loan and leases	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$5,293,917	$2,339,072	$357,385	$1,780,404	$28,322,780

	December 31, 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$490	$2,671	$42	$1,137	$105	$1,901	$2,515	$81	$885	$9,827
ALLL for loans and leases collectively evaluated for impairment	34,780	40,780	2,439	54,483	2,116	13,571	19,347	2,269	34,956	204,741
Total allowance for loan and lease losses	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$214,568
Loans and leases:
Loans and leases individually evaluated for impairment	$2,175	$55,447	$860	$9,868	$291	$42,168	$28,852	$3,749	$3,020	$146,430
Loans and leases collectively evaluated for impairment	755,679	10,661,787	426,125	3,928,862	296,133	4,223,519	2,514,123	253,281	1,710,761	24,770,270
Total loan and leases	$757,854	$10,717,234	$426,985	$3,938,730	$296,424	$4,265,687	$2,542,975	$257,030	$1,713,781	$24,916,700

Activity in the PCI allowance and balances for years ended December 31, 2019, 2018 and 2017 is summarized as follows:

(Dollars in thousands)	2019	2018	2017
Allowance for loan losses:
Balance at January 1	$9,144	$10,026	$13,769
Provision credits	(1,608)	(765)	(3,447)
Charge-offs	—	(117)	(296)
Recoveries	—	—	—
Balance at December 31	$7,536	$9,144	$10,026

The following table presents the PCI allowance and recorded investment in loans at December 31, 2019 and 2018.

(Dollars in thousands)	December 31, 2019	December 31, 2018
Allowance for loan losses:
ALLL for loans acquired with deteriorated credit quality	$7,536	$9,144
Loans acquired with deteriorated credit quality	558,716	606,576

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2019 and 2018, $139.4 million and $186.6 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $7.5 million and $9.1 million, respectively.

The following tables present the recorded investment and related allowance in non-PCI impaired loans and leases by class of loans, as well as the unpaid principle balance.

	December 31, 2019
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Commercial:
Construction and land development	$1,851	$2,804	$4,655	$5,109	$463
Commercial mortgage	42,394	27,755	70,149	74,804	3,650
Other commercial real estate	318	950	1,268	1,360	39
Commercial and industrial and leases	7,547	4,635	12,182	13,993	1,379
Other	406	233	639	661	103
Total commercial loans	52,516	36,377	88,893	95,927	5,634
Noncommercial:
Residential mortgage	48,796	11,646	60,442	64,741	3,278
Revolving mortgage	26,104	2,765	28,869	31,960	2,722
Construction and land development	2,470	1,412	3,882	4,150	174
Consumer	3,472	41	3,513	3,821	1,107
Total noncommercial loans	$80,842	$15,864	$96,706	$104,672	$7,281
Total non-PCI impaired loans and leases	$133,358	$52,241	$185,599	$200,599	$12,915

	December 31, 2018
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases
Commercial:
Construction and land development	$1,897	$278	$2,175	$2,606	$490
Commercial mortgage	34,177	21,270	55,447	61,317	2,671
Other commercial real estate	243	617	860	946	42
Commercial and industrial and leases	7,153	2,715	9,868	14,695	1,137
Other	216	75	291	301	105
Total commercial loans	43,686	24,955	68,641	79,865	4,445
Noncommercial:
Residential mortgage	40,359	1,809	42,168	45,226	1,901
Revolving mortgage	25,751	3,101	28,852	31,371	2,515
Construction and land development	2,337	1,412	3,749	4,035	81
Consumer	2,940	80	3,020	3,405	885
Total noncommercial loans	71,387	6,402	77,789	84,037	5,382
Total non-PCI impaired loans and leases	$115,073	$31,357	$146,430	$163,902	$9,827

Non-PCI impaired loans less than $500,000 that were collectively evaluated were $41.0 million and $47.1 million at December 31, 2019, and 2018, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
(Dollars in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$3,915	$53	$1,734	$84	$858	$37
Commercial mortgage	64,363	2,188	65,943	2,569	73,815	2,596
Other commercial real estate	919	27	1,225	43	1,642	34
Commercial and industrial and leases	11,884	482	9,560	364	11,600	427
Other	396	11	135	3	426	22
Total commercial	81,477	2,761	78,597	3,063	88,341	3,116
Noncommercial:
Residential mortgage	52,045	1,386	41,368	1,237	33,818	990
Revolving mortgage	29,516	1,009	26,759	900	14,022	436
Construction and land development	3,589	116	3,677	172	3,383	145
Consumer	3,311	138	2,722	116	2,169	103
Total noncommercial	88,461	2,649	74,526	2,425	53,392	1,674
Total non-PCI impaired loans and leases	$169,938	$5,410	$153,123	$5,488	$141,733	$4,790

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. The majority of TDRs are included in the special mention, substandard or doubtful credit quality indicators, which results in more elevated loss expectations when projecting the expected cash flows used to determine the allowance for loan losses associated with these loans. The lower the credit quality indicator, the lower the estimated expected cash flows and the greater the allowance recorded. All TDRs are individually evaluated for impairment through review of collateral values or analysis of cash flows at least annually.

The following table provides a summary of total TDRs by accrual status. Total TDRs at December 31, 2019, were $171.2 million, of which $154.0 million were non-PCI and $17.2 million were PCI. Total TDRs at December 31, 2018, were $156.1 million, of which $137.9 million were non-PCI and $18.2 million were PCI. Total TDRs at December 31, 2017, were $164.6 million, of which $146.1 million were non-PCI and $18.5 million were PCI.

	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$487	$2,279	$2,766	$1,946	$352	$2,298	$4,089	$483	$4,572
Commercial mortgage	50,819	11,116	61,935	53,270	7,795	61,065	62,358	15,863	78,221
Other commercial real estate	571	—	571	851	9	860	1,012	788	1,800
Commercial and industrial and leases	9,430	2,409	11,839	7,986	2,060	10,046	8,320	1,958	10,278
Other	320	105	425	118	173	291	521	—	521
Total commercial loans	61,627	15,909	77,536	64,171	10,389	74,560	76,300	19,092	95,392
Noncommercial:
Residential mortgage	41,813	16,048	57,861	37,903	9,621	47,524	34,067	9,475	43,542
Revolving mortgage	21,032	7,367	28,399	20,492	8,196	28,688	17,673	5,180	22,853
Construction and land development	1,452	2,430	3,882	2,227	110	2,337	—	—	—
Consumer	2,826	688	3,514	2,300	721	3,021	2,351	423	2,774
Total noncommercial loans	67,123	26,533	93,656	62,922	18,648	81,570	54,091	15,078	69,169
Total loans	$128,750	$42,442	$171,192	$127,093	$29,037	$156,130	$130,391	$34,170	$164,561

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the types of TDRs made during the years ended December 31, 2019, 2018 and 2017, as well as a summary of loans that were modified as a TDR during the years ended December 31, 2019, 2018 and 2017 that subsequently defaulted during the years ended December 31, 2019, 2018 and 2017. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

	2019				2018				2017
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
(Dollars in thousands)
Loans and leases
Interest only period provided
Commercial loans	11	$1,595	1	$238	3	$1,003	—	$—	5	$1,124	1	$634
Noncommercial loans	7	4,018	2	2,717	—	—	—	—	1	82	—	—
Total interest only	18	5,613	3	2,955	3	1,003	—	—	6	1,206	1	634

Loan term extension
Commercial loans	16	3,904	5	533	21	3,933	4	675	13	3,007	—	—
Noncommercial loans	2	342	1	306	21	1,554	4	190	34	3,510	2	273
Total loan term extension	18	4,246	6	839	42	5,487	8	865	47	6,517	2	273

Below market interest rate
Commercial loans	90	13,932	24	2,634	85	12,859	24	2,998	92	14,811	32	3,392
Noncommercial loans	176	12,458	66	4,014	184	15,545	68	5,461	271	15,601	78	4,591
Total below market interest rate	266	26,390	90	6,648	269	28,404	92	8,459	363	30,412	110	7,983

Discharged from bankruptcy
Commercial loans	25	5,571	20	5,028	26	2,043	8	825	39	3,012	26	708
Noncommercial loans	178	10,349	71	4,239	151	6,617	56	3,169	177	7,853	65	2,392
Total discharged from bankruptcy	203	15,920	91	9,267	177	8,660	64	3,994	216	10,865	91	3,100
Total restructurings	505	$52,169	190	$19,709	491	$43,554	164	$13,318	632	$49,000	204	$11,990

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F
PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2019 and 2018 are summarized as follows:

(Dollars in thousands)	Useful Life ( years)	2019	2018
Land	indefinite	$335,093	$306,734
Premises and leasehold improvements	3 - 40	1,228,588	1,228,582
Furniture, equipment and software	3 - 10	595,686	560,923
Total		2,159,367	2,096,239
Less accumulated depreciation and amortization		914,971	892,060
Total premises and equipment		$1,244,396	$1,204,179

Depreciation and amortization expense was $103.8 million, $96.8 million and $90.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE G
OTHER REAL ESTATE OWNED (“OREO”)

The following table explains changes in other real estate owned during 2019 and 2018.

(Dollars in thousands)	OREO
Balance at January 1, 2018	$51,097
Additions	24,997
Acquired in business combinations	4,454
Sales	(28,128)
Write-downs/losses	(4,390)
Balance at December 31, 2018	48,030
Additions	21,684
Acquired in business combinations	5,459
Sales	(24,432)
Write-downs/losses	(4,150)
Balance at December 31, 2019	$46,591

At December 31, 2019 and 2018, BancShares had $14.5 million and $17.2 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $23.0 million and $22.0 million at December 31, 2019, and 2018, respectively. Gains recorded on the sale of OREO were $1.5 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.
NOTE H
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

BancShares’ annual impairment test, conducted as of July 31 each year, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists, resulted in no indication of goodwill impairment. Subsequent to the annual impairment test, there were no events or changes in circumstances that would indicate goodwill should be tested for impairment during the interim period between annual tests. No goodwill impairment was recorded during 2019 or 2018.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the carrying amount of goodwill as of December 31, 2019 and 2018:

	Year ended December 31
(Dollars in thousands)	2019	2018
Beginning Balance	$236,347	$150,601
Recognized in the Biscayne Bancshares acquisition	46,521	—
Recognized in the First South Bancorp acquisition	13,896	—
Recognized in the Entegra acquisition	52,634	—
Recognized in HomeBancorp acquisition	—	57,616
Recognized in Capital Commerce acquisition	—	10,680
Recognized in Palmetto Heritage acquisition	—	17,450
Balance at December 31	$349,398	$236,347

Other Intangible Assets

Other intangible assets include mortgage servicing rights on loans sold to third parties with servicing retained, core deposit intangibles which represent the estimated fair value of acquired core deposits and other customer relationships, and other servicing rights acquired.

Mortgage Servicing Rights (“MSRs”)

Our portfolio of residential mortgage loans serviced for third parties was $3.38 billion, $2.95 billion and $2.81 billion as of December 31, 2019, 2018 and 2017, respectively. The majority of these loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. At December 31, 2019, a portion of the MSRs were related to Entegra originations prior to acquisition. These retained servicing rights are recorded as a servicing asset and reported in other intangible assets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value. The amortization expense related to mortgage servicing rights is included as a reduction of mortgage income.

The activity of the mortgage servicing asset for the years ended December 31, 2019, 2018 and 2017 is presented in the following table:

(Dollars in thousands)	2019	2018	2017
Balance at January 1	$21,396	$21,945	$20,415
Servicing rights originated	6,149	5,258	7,174
Servicing rights acquired in Entegra transaction	1,873	—	—
Amortization	(6,233)	(5,807)	(5,648)
Valuation allowance (increase) decrease	(222)	—	4
Balance at December 31	$22,963	$21,396	$21,945

Contractually specified mortgage servicing fees, late fees and ancillary fees earned for the years ended December 31, 2019, 2018 and 2017, were $7.9 million, $7.5 million and $7.1 million, respectively, and reported in mortgage income.

BancShares recorded valuation allowance provision expense of $222 thousand, no provision expense, and a $4 thousand provision reversal in the years ended December 31, 2019, 2018 and 2017, respectively. Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings.

Key economic assumptions used to value mortgage servicing rights as of December 31, 2019 and 2018, were as follows:

	2019	2018
Discount rate - conventional fixed loans	8.92%	9.69%
Discount rate - all loans excluding conventional fixed loans	9.92%	10.69%
Weighted average constant prepayment rate	13.72%	9.26%
Weighted average cost to service a loan	$87.09	$87.52

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The discount rate is based on the 10-year U.S. Treasury rate plus 700 basis points for conventional fixed loans and 800 basis points for all other loans. The 700 and 800 basis points are used as a risk premium when calculating the discount rate. The prepayment rate is derived from the Public Securities Association Standard Prepayment model, which compared to actual prepayment rates annually for reasonableness. The average cost to service a loan is based on the number of loans serviced and the total costs to service the loans.

Core Deposit Intangibles

Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. They are being amortized on an accelerated basis over their estimated useful lives. The weighted average useful life of core deposit intangibles acquired in 2019 is 10.2 years.

The following information relates to core deposit intangible assets, which are being amortized over their estimated useful lives:

(Dollars in thousands)	2019	2018
Balance at January 1	$48,232	$51,151
Acquired in Biscayne Bancshares transaction	4,745	—
Acquired in First South Bancorp transaction	2,268	—
Acquired in Entegra transaction	4,487	—
Acquired in the HomeBancorp transaction	—	9,860
Acquired in the Capital Commerce transaction	—	2,680
Acquired in the Palmetto Heritage transaction	—	1,706
Amortization	(16,346)	(17,165)
Balance at December 31	$43,386	$48,232

The gross amount of core deposit intangible assets and accumulated amortization as of December 31, 2019 and 2018, are:

(Dollars in thousands)	2019	2018
Gross balance	$154,507	$143,007
Accumulated amortization	(111,121)	(94,775)
Carrying value	$43,386	$48,232

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for core deposit intangibles in subsequent periods will be:

(Dollars in thousands)
2020	$14,165
2021	10,850
2022	7,658
2023	5,056
2024 and subsequent	5,657
$43,386

Miscellaneous Intangibles

Other servicing rights were acquired as part of a business combination and relate to the sale of the guaranteed portion of government guaranteed loans with servicing retained. The amount of the other servicing rights were $1.9 million and $2.7 million at December 31, 2019, and 2018, respectively. The amortization related to other servicing rights is recorded in other noninterest income.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I
DEPOSITS
Deposits at December 31, 2019 and 2018 were as follows:

(Dollars in thousands)	2019	2018
Demand	$12,926,796	$11,882,670
Checking with interest	5,782,967	5,338,511
Money market accounts	9,319,087	8,194,818
Savings	2,564,777	2,499,750
Time	3,837,609	2,756,711
Total deposits	$34,431,236	$30,672,460

Time deposits with a denomination of $250,000 or more were $891.2 million and $567.3 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2020	$2,971,410
2021	306,490
2022	386,094
2023	106,782
2024	49,453
Thereafter	17,380
Total time deposits	$3,837,609

NOTE J
BORROWINGS

Short-term Borrowings

Short-term borrowings at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Securities sold under customer repurchase agreements	$442,956	$543,936
Notes payable to FHLB of Atlanta	255,000	28,500
Other short-term debt	40,277	—
Unamortized purchase accounting adjustments(1)	—	(149)
Total short-term borrowings	$738,233	$572,287
(1)At December 31, 2018, unamortized purchase accounting adjustments were $149 thousand for FHLB borrowings.

At December 31, 2019, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $582.7 million on an unsecured basis. Additionally, under borrowing arrangements with the FRB of Richmond and FHLB of Atlanta, BancShares has access to an additional $8.99 billion on a secured basis.

Repurchase Agreements

BancShares utilizes securities sold under agreements to repurchase to facilitate the needs of customers and secure wholesale funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security at an agreed upon date, repurchase price and interest rate. These agreements are recorded at the amount of cash received in connection with the transaction and are reflected as securities sold under customer repurchase agreements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of available for sale investment securities pledged as collateral under repurchase agreements was $477.6 million and $598.6 million at December 31, 2019 and December 31, 2018, respectively.
BancShares held securities sold under agreements to repurchase of $443.0 million at December 31, 2019, with overnight and continuous remaining contractual maturities collateralized by government agency securities and $543.9 million at December 31, 2018, with overnight and continuous remaining contractual maturities collateralized by U.S Treasury securities.

Long-term Borrowings

Long-term borrowings at December 31, 2019 and 2018 include:

(Dollars in thousands)	2019	2018
Junior subordinated debenture at 3-month LIBOR plus 1.75% maturing June 30, 2036	$88,145	$88,145
Junior subordinated debenture at 3-month LIBOR plus 2.25% maturing June 15, 2034	19,588	19,588
Junior subordinated debenture at 3-month LIBOR plus 2.85% maturing April 7, 2034	10,310	10,310
Junior subordinated debenture at 3-month LIBOR plus 2.00% maturing July 7, 2036	—	4,124
Junior subordinated debentures at 3-month LIBOR plus 2.80% maturing March 30, 2034	14,433	—
Junior subordinated debentures at 7.00% maturing December 31, 2026	20,000	20,000
Junior subordinated debentures at 6.50% maturing October 1, 2025	7,500	—
Junior subordinated debentures at 7.13% maturing February 25, 2025	5,000	—
Obligations under capitalized leases extending to December 2050	8,230	13,160
Notes payable to FHLBs of Atlanta and Chicago with rates ranging from 0.75% to 3.17% and maturing through March 2032	317,191	165,205
Unsecured term loan at 1-month LIBOR plus 1.10% maturing September 5, 2022	96,425	—
Unamortized purchase accounting adjustments(1)	(1,569)	(1,426)
Other long-term debt	3,385	761
Total long-term obligations	$588,638	$319,867

(1) At December 31, 2019, unamortized purchase accounting adjustments were $1.6 million for subordinated debentures and $6 thousand for FHLB advances. At December 31, 2018, unamortized purchase accounting adjustments were $1.4 million for subordinated debentures.

At December 31, 2019 and 2018, BancShares recorded $132.5 million and $122.2 million, respectively, in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I, CCBI Capital Trust I and Macon Capital Trust I special purpose entities and grantor trusts (“the Trusts”) for trust preferred securities. The Trusts had outstanding trust preferred securities of $128.5 million and $118.5 million at December 31, 2019 and 2018, respectively, which mature in 2036, 2034, 2034, 2036 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of its subsidiaries, FCB Capital Trust III and FCB/SC Capital Trust II. FCB has guaranteed all obligations of its trust subsidiaries, SCB Capital Trust I, CCBI Capital Trust I and Macon Capital Trust I. Macon Capital Trust I was acquired from Entegra during the fourth quarter of 2019 and has a related obligation of $14.4 million. CCBI Capital Trust I was acquired from Capital Commerce during the fourth quarter of 2018 and was fully redeemed, in whole, during 2019.

Long-term obligations included $32.5 million and $20.0 million at December 31, 2019 and 2018, respectively, of junior subordinated debentures maturing through 2026, assumed in the Biscayne Bancshares and HomeBancorp acquisitions.

Long-term borrowings maturing in each of the five years subsequent to December 31, 2019 and thereafter include:

Year ended December 31
2020	$61,995
2021	13,332
2022	114,138
2023	125,500
2024	6,526
Thereafter	267,147
Total long-term borrowings	$588,638

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K
FDIC SHARED-LOSS PAYABLE

At December 31, 2019, shared-loss protection remains for single family residential loans acquired in the amount of $44.8 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments owed to the FDIC at the termination of the agreements if actual cumulative losses on covered assets are lower than originally estimated by the FDIC at the time of acquisition (“clawback liability”). As of December 31, 2019 and 2018, the estimated clawback liability was $112.4 million and $105.6 million, respectively. The clawback liability payment dates are March 2020 and March 2021.

The following table provides changes in the FDIC shared-loss payable for the years ended December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Beginning balance	$105,618	$101,342
Accretion	6,777	4,023
Adjustments related to changes in assumptions	—	253
Ending balance	$112,395	$105,618

NOTE L
SHAREHOLDERS’ EQUITY, DIVIDEND RESTRICTIONS AND OTHER REGULATORY MATTERS

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Certain activities such as, the ability to undertake new business initiatives, including acquisitions, the access to and cost of funding for new business initiatives, the ability to pay dividends, the ability to repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in large part, on a financial institution’s capital strength.

Bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015. Under Basel III, requirements include a common equity Tier 1 ratio minimum of 4.50%, Tier 1 risk-based capital minimum of 6.00%, total risk-based capital ratio minimum of 8.00% and Tier 1 leverage capital ratio minimum of 4.00%. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct, material effect on the consolidated financial statements.

Basel III also introduced a capital conservation buffer in addition to the regulatory minimum capital requirements which was phased in annually over four years beginning January 1, 2016, at 0.625% of risk-weighted assets and increasing each subsequent year by an additional 0.625%. At January 1, 2018, the capital conservation buffer was 1.875%. As fully phased in on January 1, 2019, the capital conservation buffer is 2.50%.

Based on the most recent notifications from its regulators, BancShares and FCB is well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2019, BancShares and FCB met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would affect each entity’s well-capitalized status.

Following is an analysis of capital ratios under Basel III guidelines for BancShares and FCB as of December 31, 2019 and 2018:

		December 31, 2019		December 31, 2018
(Dollars in thousands)	Requirements to be well-capitalized	Amount	Ratio	Amount	Ratio
BancShares
Tier 1 risk-based capital	8.00%	$3,344,305	10.86%	$3,463,307	12.67%
Common equity Tier 1	6.50	3,344,305	10.86	3,463,307	12.67
Total risk-based capital	10.00	3,731,501	12.12	3,826,626	13.99
Leverage capital	5.00	3,344,305	8.81	3,463,307	9.77
FCB
Tier 1 risk-based capital	8.00	3,554,974	11.54	3,315,742	12.17
Common equity Tier 1	6.50	3,554,974	11.54	3,315,742	12.17
Total risk-based capital	10.00	3,837,670	12.46	3,574,561	13.12
Leverage capital	5.00	3,554,974	9.38	3,315,742	9.39

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares and FCB had capital conservation buffers of 4.12% and 4.46%, respectively, at December 31, 2019. These buffers exceeded the 2.50% requirement, and therefore, result in no limit on distributions.

At December 31, 2019, Tier 2 capital of BancShares included $128.5 million of trust preferred capital securities and $32.5 million of qualifying subordinated debentures, compared to $118.5 million of trust preferred capital securities and $20.0 million of qualifying subordinated debentures included at December 31, 2018.

BancShares has two classes of common stock—Class A common and Class B common shares. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

On January 28, 2020, the Board authorized share repurchases of up to 500,000 of BancShares’ Class A common stock for the period February 1, 2020 through April 30, 2020. This authority will supersede all previously approved authorities.

During 2019, BancShares repurchased a total of 998,910 shares of Class A common stock, or 9.4% of outstanding shares of as of December 31, 2018, for $450.8 million at an average cost per share of $451.33. During 2018, BancShares repurchased a total of 382,000 shares of Class A common stock, or 3.5% of outstanding shares of as of December 31, 2017, for $165.3 million at an average cost per share of $432.78. All share repurchases were executed under previously approved authorities. Subsequent to year-end through February 14, 2020, BancShares repurchased an additional 120,990 shares of Class A common stock for $63.8 million at an average cost per share of $527.27

The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce capital below applicable capital requirements. As of December 31, 2019, the maximum amount of distributions was limited to $651.7 million to preserve well-capitalized status. Dividends declared by FCB and paid to BancShares amounted to $149.8 million in 2019, $242.9 million in 2018 and $50.4 million in 2017. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB.

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2019, the requirements averaged $730.7 million.

NOTE M
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss included the following at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive loss, net of tax
Unrealized gains (losses) on securities available for sale	$7,522	$1,730	$5,792	$(50,007)	$(11,502)	$(38,505)
Unrealized losses on securities available for sale transferred from (to) held to maturity	—	—	—	(92,401)	(21,252)	(71,149)
Defined benefit pension items	(172,098)	(39,583)	(132,515)	(163,030)	(37,497)	(125,533)
Total	$(164,576)	$(37,853)	$(126,723)	$(305,438)	$(70,251)	$(235,187)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table highlights changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2019 and 2018:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale(1)	Unrealized losses on securities available for sale transferred from (to) held to maturity(1)(2)	Defined benefit pension items(1)	Total
Balance at January 1, 2018	$(30,945)	$—	$(91,349)	$(122,294)
Cumulative effect adjustments(3)	(29,751)	—	(20,300)	(50,051)
Adjusted beginning balance	(60,696)	—	(111,649)	(172,345)
Net unrealized gains (losses) arising during period	22,461	(84,321)	(24,649)	(86,509)
Amounts reclassified from accumulated other comprehensive loss	(270)	13,172	10,765	23,667
Net current period other comprehensive income (loss)	22,191	(71,149)	(13,884)	(62,842)
Balance at December 31, 2018	(38,505)	(71,149)	(125,533)	(235,187)
Net unrealized gains (losses) arising during period	49,776	55,834	(15,438)	90,172
Amounts reclassified from accumulated other comprehensive loss	(5,479)	15,315	8,456	18,292
Net current period other comprehensive income (loss)	44,297	71,149	(6,982)	108,464
Balance at December 31, 2019	$5,792	$—	$(132,515)	$(126,723)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) Net unrealized gains (losses) represent unrealized gains and losses related to the reclassification of investment securities between categories. See Note C, Investments, for additional information.
(3) Cumulative adjustments for adoption of ASU 2018-02 of $31.3 million and ASU 2016-01 of $18.7 million.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for years ended December 31, 2019 and 2018:

(Dollars in thousands)	Year ended December 31, 2019
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Unrealized gains on available for sale securities	$7,115	Realized gains on investment securities available for sale, net
	(1,636)	Income taxes
	$5,479

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(19,889)	Net interest income
	4,574	Income taxes
	$(15,315)

Amortization of defined benefit pension items
Prior service costs	$(57)	Salaries and wages
Actuarial losses	(10,924)	Other
	(10,981)	Income before income taxes
	2,525	Income taxes
	$(8,456)
Total reclassifications for the period	$(18,292)

	Year ended December 31, 2018
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income(1)	Affected line item in the statement where net income is presented
Unrealized gains on available for sale securities	$351	Realized gains on investment securities available for sale, net
	(81)	Income taxes
	$270

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(17,106)	Net interest income
	3,934	Income taxes
	$(13,172)

Amortization of defined benefit pension items
Prior service costs	$(79)	Salaries and wages
Actuarial losses	(13,902)	Other
	(13,981)	Income before income taxes
	3,216	Income taxes
	$(10,765)
Total reclassifications for the period	$(23,667)
(1) Amounts in parentheses indicate debits to profit/loss.
NOTE N
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
Other noninterest income for the years ended December 31, 2019, 2018 and 2017 was $18.4 million, $19.7 million and $29.1 million, respectively. The most significant item in other noninterest income was recoveries on PCI loans previously charged-off. BancShares records the portion of recoveries related to loans and leases written off prior to the closing of an acquisition as noninterest income rather than as an adjustment to the allowance for loan losses. These recoveries were $17.4 million, $16.6 million and $21.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Charge-offs on PCI loans are recorded against the discount recognized on the date of acquisition versus through the allowance for loan losses unless an allowance was established subsequent to the acquisition date due to declining expected cash flow. Other noninterest income also includes FHLB dividends and other various income items.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other noninterest expense for the years ended December 31, 2019, 2018 and 2017 included the following:

(Dollars in thousands)	2019	2018	2017
Core deposit intangible amortization	$16,346	$17,165	$17,194
Consultant expense	12,801	14,345	14,963
Advertising	11,437	11,650	11,227
Telecommunications expense	9,391	10,471	12,172
Other	89,308	93,432	86,874
Total other noninterest expense	$139,283	$147,063	$142,430

Other expense consists of miscellaneous expenses including travel, postage, supplies, appraisal expense and other operational losses. Advertising expense related to non-direct response advertisements are expensed as incurred.
NOTE O
INCOME TAXES
At December 31, 2019, 2018 and 2017 income tax expense consisted of the following:

(Dollars in thousands)	2019	2018	2017
Current tax expense
Federal	$68,984	$95,151	$87,992
State	11,095	21,523	6,116
Total current tax expense	80,079	116,674	94,108
Deferred tax expense (benefit)
Federal	50,522	(10,944)	115,392
State	4,076	(2,433)	10,446
Total deferred tax expense (benefit)	54,598	(13,377)	125,838
Total income tax expense	$134,677	$103,297	$219,946

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 to pretax income as a result of the following:

(Dollars in thousands)	2019	2018	2017
Income taxes at federal statutory rates	$124,330	$105,758	$190,294
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,639)	(1,796)	(2,525)
Excess tax benefits of compensation	1,070	371	—
State and local income taxes, including any change in valuation allowance, net of federal income tax benefit	11,985	15,081	10,765
Effect of federal rate change	—	(15,736)	25,762
Tax credits net of amortization	(4,474)	(2,891)	(4,840)
Other, net	3,405	2,510	490
Total income tax expense	$134,677	$103,297	$219,946

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset included the following components at December 31, 2019, and 2018:

(Dollars in thousands)	2019	2018
Allowance for loan and lease losses	$53,073	$53,391
Operating lease liabilities	17,752	—
Executive separation from service agreements	12,334	7,927
Net operating loss carryforwards	11,085	6,862
Net unrealized loss included in comprehensive income	—	32,663
Employee compensation	13,313	11,145
FDIC assisted transactions timing differences	8,678	7,622
Other reserves	5,001	5,574
Other	10,698	9,555
Deferred tax asset	131,934	134,739
Accelerated depreciation	51,249	4,987
Lease financing activities	8,101	12,674
Operating lease assets	17,837	—
Net unrealized gain on securities included in accumulated other comprehensive loss	1,821	—
Net deferred loan fees and costs	11,781	10,651
Intangible assets	9,148	11,713
Security, loan and debt valuations	5,767	4,557
Pension liability	5,079	6,287
Other	15,993	1,722
Deferred tax liability	126,776	52,591
Net deferred tax asset	$5,158	$82,148

At December 31, 2019, $48.3 million of existing gross deferred tax assets related to federal net operating loss carryforwards and $24.6 million to state net operating loss carryforwards which expire in years beginning in 2024. The net operating losses were obtained through various acquisitions and are subject to the annual limitations set forth by Internal Revenue Code Section 382. No valuation allowance was necessary as of December 31, 2019 and 2018, to reduce BancShares’ gross deferred tax asset to the amount more likely than not to be realized.
BancShares regularly adjusts its net deferred tax asset as a result of changes in tax rates in the state where it files tax returns. These changes in tax rates did not have a material impact on tax expense in 2019, 2018, or 2017.

BancShares’ and its subsidiaries’ federal income tax returns for 2016 through 2018 remain open for examination. Generally, BancShares is no longer subject to examination by state and local taxing authorities for taxable years prior to 2014.
The following table provides a rollforward of BancShares’ gross unrecognized tax benefits, excluding interest and penalties, during the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	2019	2018	2017
Unrecognized tax benefits at the beginning of the year	$28,255	$29,004	$28,879
Reductions related to tax positions taken in prior year	(683)	(1,054)	(44)
Additions related to tax positions taken in current year	6,554	1,433	169
Reductions related to lapse of statute of limitations	(1,900)	(1,128)	—
Unrecognized tax benefits at the end of the year	$32,226	$28,255	$29,004

All of the unrecognized tax benefits, if recognized, would affect BancShares’ effective tax rate.
BancShares has unrecognized tax benefits relating to uncertain state tax positions in North Carolina and other state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the consolidated financial statements. BancShares does not expect the unrecognized tax benefits to change significantly during 2020.
BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2019, 2018 and 2017, BancShares recorded $429 thousand, $564 thousand and $450 thousand, respectively which primarily represent accrued interest.

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
Assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy for an asset or liability is based on the lowest level of input significant to the fair value measurement with Level 1 inputs considered highest and Level 3 inputs considered lowest. A brief description of each input level follows:

•	Level 1 inputs are quoted prices in active markets for identical assets and liabilities.

•
Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices observable for the assets or liabilities and market corroborated inputs.

•	Level 3 inputs are unobservable inputs for the asset or liability. These unobservable inputs and assumptions reflect estimates market participants would use in pricing the asset or liability.
BancShares’ management reviews any changes to its valuation methodologies to ensure they are appropriate and supportable, and refines valuation methodologies as more market-based data becomes available. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.
The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below.
Investment securities available for sale. The fair value of U.S. Treasury, government agency, mortgage-backed and municipal securities and a portion of our corporate bonds are generally estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers using inputs that are not directly observable. These securities are considered Level 3.

Marketable equity securities. Equity securities are measured at fair value using observable closing prices. The valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.

Loans held for sale. Certain residential real estate loans originated to be sold to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are considered Level 2 inputs. Portfolio loans subsequently transferred to held for sale to be sold in the secondary market are transferred at fair value. The fair value of the transferred portfolio loans is based on quoted prices and considered Level 1 inputs.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage and other servicing rights. Mortgage and other servicing rights are carried at the lower of amortized cost or market and are, therefore, carried at fair value only when fair value is less than the amortized cost. The fair value of mortgage and other servicing rights is performed using a pooling methodology. Similar loans are pooled together and a model which relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for mortgage and other servicing rights are considered Level 3 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2019 and 2018. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$376,719	$376,719	$327,440	$327,440
Overnight investments	1,107,844	1,107,844	797,406	797,406
Investment securities available for sale	7,059,674	7,059,674	4,557,110	4,557,110
Investment securities held to maturity	30,996	30,996	2,184,653	2,201,502
Investment in marketable equity securities	82,333	82,333	92,599	92,599
Loans held for sale	67,869	67,869	45,505	45,505
Net loans and leases	28,656,355	28,878,550	25,299,564	24,845,060
Income earned not collected	123,154	123,154	109,903	109,903
Federal Home Loan Bank stock	43,039	43,039	25,304	25,304
Mortgage and other servicing rights	24,891	26,927	24,066	27,435
Deposits	34,431,236	34,435,789	30,672,460	30,623,214
Securities sold under customer repurchase agreements	442,956	442,956	543,936	543,936
Federal Home Loan Bank borrowings	572,185	577,362	193,556	195,374
Subordinated debentures	163,412	173,685	140,741	151,670
Other borrowings	148,318	149,232	13,921	13,985
FDIC shared-loss payable	112,395	114,252	105,618	105,846
Accrued interest payable	18,124	18,124	3,712	3,712

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Among BancShares’ assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2019 and 2018.

	December 31, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$409,999	$—	$409,999	$—
Government agency	682,772	—	682,772	—
Residential mortgage-backed securities	5,267,090	—	5,267,090	—
Commercial mortgage-backed securities	380,020	—	380,020	—
Corporate bonds	201,566	—	131,881	69,685
State, county and municipal	118,227	—	118,227	—
Total investment securities available for sale	$7,059,674	$—	$6,989,989	$69,685
Marketable equity securities	$82,333	$29,458	$52,875	—
Loans held for sale	67,869	—	67,869	—

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,247,710	$—	$1,247,710	$—
Government agency	256,835	—	256,835	—
Residential mortgage-backed securities	2,909,339	—	2,909,339	—
Corporate bonds	143,226	—	—	143,226
Total investment securities available for sale	$4,557,110	$—	$4,413,884	$143,226
Marketable equity securities	$92,599	$17,887	$74,712	$—
Loans held for sale	45,505	—	45,505	—

During the year ended December 31, 2019, $112.6 million of corporate bonds available for sale were transferred from Level 3 to Level 2. The transfers were due to the availability of additional observable inputs for those securities. During the year ended December 31, 2018, $65.3 million of corporate bonds available for sale were transferred from Level 2 to Level 3. The transfers were due to a lack of observable inputs and trade activity for those securities.

The following table summarizes activity for Level 3 assets:

December 31, 2019
(Dollars in thousands)	Corporate bonds
Balance at January 1, 2019	$143,226
Purchases(1)	35,993
Unrealized net gains included in other comprehensive income	3,891
Amounts included in net income	174
Transfers out	(112,599)
Sales / Calls	(1,000)
Balance at December 31, 2019	$69,685
(1)Includes Corporate bonds of $500 thousand acquired in Entegra transaction.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at December 31, 2019.

(Dollars in thousands)			December 31, 2019
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$69,685

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and were gains of $289 thousand, $50 thousand and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance for residential real estate loans originated for sale measured at fair value as of December 31, 2019 and 2018.

	December 31, 2019
(Dollars in thousands)	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$67,869	$65,697	$2,172

	December 31, 2018
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$45,505	$44,073	$1,432

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2019 or December 31, 2018.

Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, OREO and goodwill, which are periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Non-impaired loans held for investment, deposits, and borrowings are not reported at fair value.

Impaired loans are considered to be at fair value if an associated allowance adjustment or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6 % and 11% applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate for the majority of impaired loans generally ranges between 3% and 7%.

OREO acquired or written down in the previous 12 months is considered to be at fair value, which uses asset valuations. Asset values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 11% applied for estimated selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.

Mortgage servicing rights are carried at the lower of cost or market and are, therefore, carried at fair value only when fair value is less than amortized cost. The fair value of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and a discounted cash flow model, which takes into consideration discount rates, prepayment rates, and the weighted average cost to service the loans, are used to determine the fair value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2019 and December 31, 2018.

	December 31, 2019
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Impaired loans	132,336	—	—	132,336
Other real estate remeasured during current year	38,310	—	—	38,310
Mortgage servicing rights	3,757	—	—	3,757

	December 31, 2018
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Impaired loans	$105,994	$—	$—	$105,994
Other real estate remeasured during current year	35,344	—	—	35,344

No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018.

NOTE Q
EMPLOYEE BENEFIT PLANS

FCB sponsors benefit plans for its qualifying employees and former First Citizens Bancorporation, Inc. employees (“legacy Bancorporation”) including noncontributory defined benefit pension plans, a 401(k) savings plan and an enhanced 401(k) savings plan. These plans are qualified under the Internal Revenue Code. FCB also maintains agreements with certain executives providing supplemental benefits paid upon death or separation from service at an agreed-upon age.

Defined Benefit Pension Plans

BancShares employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by the BancShares pension plan, which was closed to new participants as of April 1, 2007. Discretionary contributions of $71 thousand were made to the BancShares pension plan in 2019, while discretionary contributions of $50.0 million were made in 2018.

Certain legacy Bancorporation employees who qualified under length of service and other requirements are covered by the Bancorporation pension plan, which was closed to new participants as of September 1, 2007. Discretionary contributions of $3.5 million were made to the Bancorporation pension plan for 2019, while no discretionary contributions were made for 2018.

Participants in the noncontributory defined benefit pension plans (“the Plans”) were fully vested in the Plans after five years of service. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. FCB makes contributions to the Plans in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the pension plan funded status, returns on plan assets, discount rates and the current economic environment.

Due to the Plans having the same terms in both form and substance, the following tables and disclosures will report the Plans in total.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

The following table provides the changes in benefit obligation and plan assets and the funded status of the Plans at December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Change in benefit obligation
Projected benefit obligation at January 1	$852,975	$919,428
Service cost	12,767	16,154
Interest cost	37,260	34,733
Actuarial loss (gain)	118,964	(87,752)
Benefits paid	(31,560)	(29,588)
Projected benefit obligation at December 31	990,406	852,975
Change in plan assets
Fair value of plan assets at January 1	842,534	881,590
Actual return on plan assets	161,506	(59,468)
Employer contributions	3,592	50,000
Benefits paid	(31,560)	(29,588)
Fair value of plan assets at December 31	976,072	842,534
Funded status at December 31	$(14,334)	$(10,441)

The amounts recognized in other liabilities at December 31, 2019 and 2018 were $14.3 million and $10.4 million, respectively.

The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Net actuarial loss	$172,098	$162,973
Prior service cost	—	57
Accumulated other comprehensive loss, excluding income taxes	$172,098	$163,030

The expected actuarial loss amortization for 2020 is $25.1 million.

The accumulated benefit obligation for the Plans at December 31, 2019 and 2018, was $904.5 million and $779.1 million, respectively. The Plans use a measurement date of December 31.

The following table shows the components of periodic benefit cost related to the Plans and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
Service cost	$12,767	$16,154	$15,186
Interest cost	37,260	34,733	35,593
Expected return on assets	(62,590)	(60,296)	(53,244)
Amortization of prior service cost	57	79	210
Amortization of net actuarial loss	10,924	13,902	9,510
Total net periodic benefit (income) cost	(1,582)	4,572	7,255
Current year actuarial loss	20,049	32,012	12,945
Amortization of actuarial loss	(10,924)	(13,902)	(9,510)
Amortization of prior service cost	(57)	(79)	(210)
Net loss recognized in other comprehensive income	9,068	18,031	3,225
Total recognized in net periodic benefit cost and other comprehensive income	$7,486	$22,603	$10,480

Service costs and the amortization of prior service costs are recorded in personnel expense, while interest cost, expected return on plan assets and the amortization of actuarial losses (gains) are recorded in other noninterest expense.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions used to determine the benefit obligations at December 31, 2019 and 2018 are as follows:

	2019	2018
Discount rate	3.46%	4.38%
Rate of compensation increase	5.60	5.60

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017, are as follows:

	2019	2018	2017
Discount rate	4.38%	3.76%	4.30%
Rate of compensation increase	5.60	4.00	4.00
Expected long-term return on plan assets	7.50	7.50	7.50

The estimated discount rate, which represents the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve and a single discount rate is calculated to achieve the same present value.
The weighted average expected long-term rate of return on the Plans’ assets represents the average rate of return expected to be earned on the Plans’ assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, historical and current returns, as well as investment allocation strategies, on the Plans’ assets are considered.

Plan Assets

For the Plans, our primary total return objective is to achieve returns over the long term that will fund retirement liabilities and provide desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The Plans’ assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. The Plans’ assets are currently held by the FCB trust department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of pension plan assets at December 31, 2019 and 2018, by asset class are as follows:

	December 31, 2019
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$10,974	$10,974	—	—	0 - 5%	1%
Equity securities					30 - 70%	73%
Common and preferred stock	142,157	142,157	—	—
Mutual funds	565,343	565,343	—	—
Fixed income					15 - 45%	23%
U.S. government and government agency securities	78,175	—	78,175	—
Corporate bonds	122,370	—	122,370	—
Mutual funds	25,288	25,288	—	—
Alternative investments					0 - 30%	3%
Mutual funds	31,765	31,765	—	—
Total pension assets	$976,072	$775,527	$200,545	$—		100%

	December 31, 2018
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$19,029	$19,029	$—	$—	0 - 5%	2%
Equity securities					30 - 70%	64%
Common and preferred stock	143,939	143,939	—	—
Mutual funds	395,328	393,104	2,224	—
Fixed income					15 - 45%	30%
U.S. government and government agency securities	79,294	—	79,294	—
Corporate bonds	140,358	—	140,358	—
Mutual funds	29,561	29,561	—	—
Alternative investments					0 - 30%	4%
Mutual funds	35,025	35,025	—	—
Total pension assets	$842,534	$620,658	$221,876	$—		100%

Cash Flows

The following are estimated payments to pension plan participants in the indicated periods:

(Dollars in thousands)	Estimated Payments
2020	$36,251
2021	38,980
2022	41,511
2023	43,891
2024	46,234
2025-2029	261,027

401(k) Savings Plans

Certain employees enrolled in the defined benefit plan are also eligible to participate in a 401(k) savings plan through deferral of portions of their salary. For employees who participate in the 401(k) savings plan who also continue to accrue additional years of service under the defined benefit plan, FCB makes a matching contribution equal to 100% of the first 3% and 50% of the next 3% of the participant’s deferral up to and including a maximum contribution of 4.5% of the participant’s eligible compensation. The matching contribution immediately vests.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the end of 2007, current employees were given the option to continue to accrue additional years of service under the defined benefit plans or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, FCB matches up to 100% of the participant’s deferrals not to exceed 6% of the participant’s eligible compensation. The matching contribution immediately vests. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a required employer non-elective contribution equal to 3% of the compensation of a participant who remains employed at the end of the calendar year. This employer contribution vests after three years of service. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plans and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008. Eligible employees hired after January 1, 2008, are eligible to participate in the enhanced 401(k) savings plan. FCB recognized expense related to contributions to the 401(k) plans of $30.8 million, $28.6 million and $25.3 million during 2019, 2018 and 2017, respectively.

Additional Benefits for Executives, Directors, and Officers of Acquired Entities

FCB has entered into contractual agreements with certain executives providing payments for a period of no more than ten years following separation from service occurring no earlier than an agreed-upon age. These agreements also provide a death benefit in the event a participant dies prior to separation from service or during the payment period following separation from service. FCB has also assumed liability for contractual obligations to directors and officers of previously acquired entities.

The following table provides the accrued liability as of December 31, 2019 and 2018, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2019	2018
Present value of accrued liability as of January 1	$34,063	$37,299
Liability assumed in the Biscayne Bancshares acquisition	1,138	—
Liability assumed in the First South Bancorp acquisition	1,067	—
Liability assumed in the Entegra acquisition	9,738	—
Liability assumed in the Capital Commerce acquisition	—	808
Benefit expense and interest cost	3,970	535
Benefits paid	(4,681)	(4,579)
Present value of accrued liability as of December 31	$45,295	$34,063
Discount rate at December 31	3.46%	4.38%

Other Compensation Plans

FCB offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas, performance criteria, or at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward FCB’s success. As of December 31, 2019 and 2018, the accrued liability for incentive compensation was $57.0 million and $46.4 million, respectively.

NOTE R
LEASES

The following table presents lease assets and liabilities as of December 31, 2019:

(Dollars in thousands)	Classification	December 31, 2019
Assets:
Operating	Other assets	$77,115
Finance	Premises and equipment	8,820
Total leased assets		$85,935
Liabilities:
Operating	Other liabilities	$76,746
Finance	Other borrowings	8,230
Total lease liabilities		$84,976

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents lease costs for the year ended December 31, 2019. Variable lease cost primarily represents variable payments such as common area maintenance and utilities recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments adjusted periodically for inflation. While lease liabilities are not remeasured as a result of these changes, these adjustments are treated as variable lease costs and recognized in the period in which the expense is incurred.

(Dollars in thousands)	Classification	2019
Lease cost:
Operating lease cost (1)	Occupancy expense	$16,094
Finance lease cost:
Amortization of leased assets	Equipment expense	1,975
Interest on lease liabilities	Interest expense - Other borrowings	259
Variable lease cost	Occupancy expense	2,394
Sublease income	Occupancy expense	(390)
Net lease cost		$20,332
(1) Operating lease cost includes short-term lease cost, which is immaterial.

The following table presents lease liability maturities in the next five years and thereafter:

(Dollars in thousands)	Operating Leases	Finance Leases	Total
2020	$14,257	$2,142	$16,399
2021	12,688	2,159	14,847
2022	11,261	1,876	13,137
2023	9,340	993	10,333
2024	7,379	617	7,996
Thereafter	36,653	1,066	37,719
Total lease payments	$91,578	$8,853	$100,431
Less: Interest	14,832	623	15,455
Present value of lease liabilities	$76,746	$8,230	$84,976

The following table presents the remaining weighted average lease terms and discount rates as of December 31, 2019:

Weighted average remaining lease term (years):	December 31, 2019
Operating	10.2
Finance	4.7
Weighted average discount rate:
Operating	3.23%
Finance	3.06

The following table presents supplemental cash flow information related to leases for the year ended December 31, 2019:

(Dollars in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,703
Operating cash flows from finance leases	259
Financing cash flows from finance leases	1,850
Right-of-use assets obtained in exchange for new operating lease liabilities	17,837
Right-of-use assets obtained in exchange for new finance lease liabilities	1,886

NOTE S
TRANSACTIONS WITH RELATED PERSONS

BancShares has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (“Related Persons”) and entities controlled by Related Persons.

For those identified as Related Persons as of December 31, 2019, the following table provides an analysis of changes in the loans outstanding during 2019 and 2018:

	Year ended December 31
(dollars in thousands)	2019	2018
Balance at January 1	$199	$74
New loans	5	134
Repayments	(59)	(9)
Balance at December 31	$145	$199

The amounts presented exclude loans to Related Persons for credit card lines of $15,000 or less, overdraft lines of $5,000 or less and intercompany transactions between BancShares and FCB.

Unfunded loan commitments available to Related Persons were $2.6 million and $4.3 million as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, BancShares repurchased 100,000 shares of its outstanding Class A common stock at an average price of $464.90 per share from Ella Anna Holding, as trustee of her revocable trust. Mrs. Holding is the widow of BancShares’ former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, BancShares’ Chairman and Chief Executive Officer and Vice Chairman, respectively. Pursuant to the existing share repurchase authorization, the Board’s independent Audit Committee reviewed and approved the repurchase of up to 250,000 shares held by Mrs. Holding on or before April 30, 2020, pursuant to BancShares’ related person transaction policy.
NOTE T
COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires collateral be pledged to secure the commitment, including cash deposits, securities and other assets.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. These commitments are primarily issued to support public and private borrowing arrangements, and their fair value is not material. To mitigate its risk, BancShares’ credit policies govern the issuance of standby letters of credit. The credit risk related to the issuance of these letters of credit is essentially the same as those involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

The following table presents the commitments to extend credit and unfunded commitments as of December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Unused commitments to extend credit	$10,682,378	$10,054,712
Standby letters of credit	99,601	96,467

BancShares and FCB have investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Unfunded commitments to fund future investments in affordable housing projects totaled $70.0 million and $68.0 million as of December 31, 2019 and 2018, respectively, and were recorded within other liabilities.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE U
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$4,573	$7,188
Overnight investments	2,547	385
Investments in marketable equity securities	82,333	92,599
Investment securities available for sale	3,015	6,456
Investment in banking subsidiaries	3,763,947	3,314,292
Investment in other subsidiaries	3,555	41,830
Due from subsidiaries	—	814
Note to banking subsidiaries	—	100,000
Other assets	45,164	42,810
Total assets	$3,905,134	$3,606,374
Liabilities and Shareholders’ Equity
Subordinated debentures	$105,677	$105,546
Other borrowings	201,702	—
Due to subsidiaries	1,670	299
Other liabilities	9,901	11,575
Shareholders’ equity	3,586,184	3,488,954
Total liabilities and shareholders’ equity	$3,905,134	$3,606,374

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2019	2018	2017
Interest and dividend income	$1,327	$1,362	$921
Interest expense	7,187	5,154	4,814
Net interest loss	(5,860)	(3,792)	(3,893)
Dividends from banking subsidiaries	149,819	242,910	50,424
Marketable equity securities gains (losses), net	20,625	(7,610)	—
Other income	257	347	8,437
Other operating expense	9,497	11,127	6,881
Income before income tax benefit and equity in undistributed net income of subsidiaries	155,344	220,728	48,087
Income tax expense (benefit)	892	(5,184)	(5,395)
Income before equity in undistributed net income of subsidiaries	154,452	225,912	53,482
Equity in undistributed net income of subsidiaries	302,919	174,401	270,270
Net income	$457,371	$400,313	$323,752

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$457,371	$400,313	$323,752
Adjustments
Undistributed net income of subsidiaries	(302,919)	(174,401)	(270,270)
Net amortization of premiums and discounts	119	88	759
Marketable equity securities (gains) losses, net	(20,625)	7,610	—
Gain on extinguishment of debt	—	(160)	(919)
Realized gains (losses) on investment securities available for sale, net	(20)	—	(8,003)
Net change in due to/from subsidiaries	(2,185)	(381)	(1,626)
Change in other assets	(2,001)	3,657	(10,509)
Change in other liabilities	981	(2,595)	6,310
Net cash provided by operating activities	130,721	234,131	39,494
INVESTING ACTIVITIES
Net change in loans	100,000	(100,000)	—
Net change in overnight investments	2,162	14,091	11,681
Purchases of marketable equity securities	(26,166)	(2,818)	—
Proceeds from sales of marketable equity securities	56,749	9,528	—
Purchases of investment securities	—	(6,438)	(28,012)
Proceeds from sales, calls, and maturities of securities	3,477	9,997	32,463
Net cash provided by (used in) investing activities	136,222	(75,640)	16,132
FINANCING ACTIVITIES
Net change in short-term borrowings	40,277	(15,000)	—
Repayment of long-term obligations	(3,575)	(1,840)	(4,081)
Origination of long-term obligations	165,000	—	—
Repurchase of common stock	(453,123)	(163,095)	—
Cash dividends paid	(18,137)	(16,779)	(14,412)
Net cash used in financing activities	(269,558)	(196,714)	(18,493)
Net change in cash	(2,615)	(38,223)	37,133
Cash balance at beginning of year	7,188	45,411	8,278
Cash balance at end of year	$4,573	$7,188	$45,411
CASH PAYMENTS FOR:
Interest	$7,187	$5,154	$4,814
Income taxes	78,345	73,806	88,565

Item 9A. Controls and Procedures

BancShares’ management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures as of the end of the period covered by this Annual Report, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon the evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded BancShares’ disclosure controls and procedures were effective to provide reasonable assurance it is able to record, process, summarize and report information required to be disclosed in the reports it files under the Exchange Act in a timely and accurate manner.

There have been no changes in BancShares’ internal control over financial reporting during the fourth quarter of 2019 which have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens BancShares, Inc. (“BancShares”) is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2019, has excluded Biscayne BancShares, Inc. (“Biscayne Bancshares”) acquired on April 2, 2019, First South Bancorp, Inc. (“First South Bancorp”) acquired on May 1, 2019, and Entegra Financial Corp. (“Entegra”) acquired on December 31, 2019. Biscayne Bancshares, First South Bancorp and Entegra represented 2.10%, 0.43% and 0.00% of consolidated revenue (total interest income and total noninterest income), respectively, for the year ended December 31, 2019 and 2.36%, 0.42% and 4.22% of consolidated total assets, respectively, as of December 31, 2019.

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares’ management believes, as of December 31, 2019, BancShares’ internal control over financial reporting is effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

BancShares’ independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report appears on page 52.

EXHIBIT INDEX

2.1
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 29, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A dated January 29, 2010 and filed June 9, 2010)

2.2
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 21, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 21, 2011)

2.3
Agreement and Plan of Merger, dated April 23, 2019, by and among First Citizens BancShares, Inc., First Citizens Bank & Trust Company, FC Merger Subsidiary VII, Inc., and Entegra Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated April 23, 2019)

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2014)
3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated July 28, 2015)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.3	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
4.4	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.5
Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.6
Junior Subordinated Indenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.7
Form of Guaranty Agreement between First Citizens Bancorporation, Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, dated as of May 7, 2004 (previously filed as Exhibit 4.2 to Bancorporation's (Commission File No. 0-11172) Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2004, and incorporated herein by reference)

4.8
Junior Subordinated Indenture between First Citizens Bancorporation, Inc., and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated as of May 7, 2004 (previously filed as Exhibit 4.3 to Bancorporation's (Commission File No. 0-11172) Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2004, and incorporated herein by reference)

10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K dated February 18, 2011)

10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference to Exhibit 9.5 to the Registrant’s Form 8-K dated February 18, 2011)

10.3
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Edward L. Willingham, IV (incorporated by reference to Exhibit 9.3 to the Registrant’s Form 8-K dated February 18, 2011)

10.4
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2014)

10.5
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2014)

10.6
409A Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2014)

10.7
Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First-Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2014)

10.8
Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 30, 2019)

10.9	Form of Long-Term Incentive Plan Award Agreement (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2020

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 26, 2020.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 26, 2020

/S/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer)	February 26, 2020

/S/ JASON W. GROOTERS Jason W. Grooters	Assistant Vice President and Chief Accounting Officer (principal accounting officer)	February 26, 2020

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 26, 2020

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 26, 2020

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 26, 2020

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 26, 2020

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 26, 2020

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 26, 2020

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 26, 2020

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 26, 2020

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 26, 2020

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 26, 2020

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 26, 2020, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ CRAIG L. NIX
Craig L. Nix As Attorney-In-Fact