Form 10-Q
period 2020-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2020-05-05
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or
 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-16715
____________________________________________________
First Citizens BancShares, Inc.
(Exact name of Registrant as specified in its charter)
____________________________________________________

Delaware			56-1528994
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4300 Six Forks Road	Raleigh	North Carolina	27609
(Address of principle executive offices)			(Zip code)

		(919)	716-7000
(Registrant’s telephone number, including area code)
____________________________________________________
Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—9,163,220 shares
Class B Common Stock—1,005,815 shares
(Number of shares outstanding, by class, as of April 30, 2020)

PART I

Item 1.	Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$454,220	$376,719
Overnight investments	688,518	1,107,844
Investment in marketable equity securities (cost of $344,161 at March 31, 2020 and $59,262 at December 31, 2019)	315,501	82,333
Investment securities available for sale (cost of $7,656,464 at March 31, 2020 and $7,052,152 at December 31, 2019)	7,789,034	7,059,674
Investment securities held to maturity (fair value of $753,178 at March 31, 2020 and $30,996 at December 31, 2019)	740,662	30,996
Loans held for sale	76,347	67,869
Loans and leases	29,240,959	28,881,496
Allowance for credit losses	(209,259)	(225,141)
Net loans and leases	29,031,700	28,656,355
Premises and equipment	1,251,702	1,244,396
Other real estate owned	55,707	46,591
Income earned not collected	125,626	123,154
Goodwill	350,084	349,398
Other intangible assets	63,884	68,276
Other assets	651,468	610,891
Total assets	$41,594,453	$39,824,496
Liabilities
Deposits:
Noninterest-bearing	$13,688,744	$12,926,796
Interest-bearing	21,657,967	21,504,440
Total deposits	35,346,711	34,431,236
Securities sold under customer repurchase agreements	540,362	442,956
Federal Home Loan Bank borrowings	792,684	572,185
Subordinated debt	504,145	163,412
Other borrowings	105,303	148,318
FDIC shared-loss payable	14,737	112,395
Other liabilities	332,991	367,810
Total liabilities	37,636,933	36,238,312
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 9,274,920 and 9,624,310 shares issued and outstanding at March 31, 2020 and December 31, 2019 respectively)	9,275	9,624
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2020 and December 31, 2019)	1,005	1,005
Preferred Stock - $0.01 par value (10,000,000 shares authorized; 345,000 and no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	3	—
Surplus	339,955	44,081
Retained earnings	3,632,894	3,658,197
Accumulated other comprehensive loss	(25,612)	(126,723)
Total shareholders’ equity	3,957,520	3,586,184
Total liabilities and shareholders’ equity	$41,594,453	$39,824,496

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2020	2019
Interest income
Loans and leases	$325,548	$290,922
Investment securities interest and dividend income	39,493	39,605
Overnight investments	4,518	6,397
Total interest income	369,559	336,924
Interest expense
Deposits	24,194	12,926
Securities sold under customer repurchase agreements	442	459
Federal Home Loan Bank borrowings	2,984	1,285
Subordinated debt	2,755	1,672
Other borrowings	784	110
Total interest expense	31,159	16,452
Net interest income	338,400	320,472
Provision for credit losses	28,355	11,750
Net interest income after provision for credit losses	310,045	308,722
Noninterest income
Service charges on deposit accounts	26,413	25,065
Wealth management services	26,412	25,001
Cardholder services, net	18,160	16,633
Other service charges and fees	7,792	7,422
Merchant services, net	5,888	5,835
Mortgage income	5,224	3,658
Insurance commissions	3,688	3,291
ATM income	1,422	1,511
Marketable equity securities (losses) gains, net	(51,408)	11,328
Realized gains on investment securities available for sale, net	19,795	—
Other	625	3,919
Total noninterest income	64,011	103,663
Noninterest expense
Salaries and wages	145,255	132,421
Employee benefits	38,511	32,535
Occupancy expense	27,480	27,761
Equipment expense	27,850	26,740
Processing fees paid to third parties	10,372	7,089
FDIC insurance expense	3,466	2,660
Collection and foreclosure-related expenses	4,054	3,022
Merger-related expenses	4,232	1,719
Other	38,751	33,710
Total noninterest expense	299,971	267,657
Income before income taxes	74,085	144,728
Income taxes	16,916	33,369
Net income	$57,169	$111,359
Less: Preferred stock dividends	—	—
Net income available to common shareholders	$57,169	$111,359
Weighted average common shares outstanding	10,473,119	11,519,008
Net income per common share	$5.46	$9.67

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2020	2019
Net income	$57,169	$111,359
Other comprehensive income
Unrealized gains on securities available for sale:
Unrealized gains on securities available for sale arising during the period	144,843	28,071
Tax effect	(33,313)	(6,456)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(19,795)	—
Tax effect	4,553	—
Unrealized gains on securities available for sale arising during the period, net of tax	96,288	21,615
Unrealized losses on securities available for sale transferred from/to held to maturity:
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	—	5,962
Tax effect	—	(1,371)
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	—	4,591
Change in pension obligation:
Amortization of actuarial losses and prior service cost	6,264	2,755
Tax effect	(1,441)	(634)
Total change in pension obligation, net of tax	4,823	2,121
Other comprehensive income	101,111	28,327
Total comprehensive income	$158,280	$139,686

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended March 31
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2018	$10,623	$1,005	$—	$493,962	$3,218,551	$(235,187)	$3,488,954
Net income	—	—	—	—	111,359	—	111,359
Other comprehensive income, net of tax	—	—	—	—	—	28,327	28,327
Repurchase of 243,000 shares of Class A common stock	(243)	—	—	(100,513)	—	—	(100,756)
Cash dividends declared ($0.40 per share)
Class A common stock	—	—	—	—	(4,173)	—	(4,173)
Class B common stock	—	—	—	—	(402)	—	(402)
Balance at March 31, 2019	$10,380	$1,005	$—	$393,449	$3,325,335	$(206,860)	$3,523,309

Balance at December 31, 2019	$9,624	$1,005	$—	$44,081	$3,658,197	$(126,723)	$3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	57,169	—	57,169
Other comprehensive income, net of tax	—	—	—	—	—	101,111	101,111
Issuance of preferred stock	—	—	3	339,955	—	—	339,958
Repurchase of 349,390 shares of Class A common stock	(349)	—	—	(44,081)	(115,274)	—	(159,704)
Cash dividends declared ($0.40 per share)
Class A common stock	—	—	—	—	(3,739)	—	(3,739)
Class B common stock	—	—	—	—	(402)	—	(402)
Balance at March 31, 2020	$9,275	$1,005	$3	$339,955	$3,632,894	$(25,612)	$3,957,520

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,169	$111,359
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses on loans and leases	28,355	11,750
Deferred tax benefit	(11,485)	(7,316)
Net decrease in current taxes receivable	11,829	37,898
Depreciation and amortization	26,879	28,195
Net (decrease) increase in accrued interest payable	(4,624)	3,457
Net increase in income earned not collected	(1,914)	(3,909)
Contribution to pension plans	(100,000)	—
Realized gains on investment securities available for sale, net	(19,795)	—
Marketable equity securities losses (gains), net	51,408	(11,328)
Origination of loans held for sale	(205,986)	(128,949)
Proceeds from sale of loans held for sale	201,886	123,047
Gain on sale of loans held for sale	(5,682)	(2,181)
Net write-downs/losses on other real estate owned	1,419	427
Net amortization (accretion) of premiums and discounts	4,674	(7,099)
Amortization of intangible assets	6,160	5,943
Net change in mortgage servicing rights	1,384	(698)
Net change in other assets	4,067	31,422
Net change in other liabilities	(28,135)	(51,985)
Net cash provided by operating activities	17,609	140,033
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans outstanding	(202,667)	68,052
Purchases of investment securities available for sale	(4,305,818)	(593,952)
Purchases of investment securities held to maturity	(724,412)	(116,028)
Purchases of marketable equity securities	(287,014)	(6,076)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	14,166	88,400
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	572,937	587,023
Proceeds from sales of investment securities available for sale	3,156,988	—
Proceeds from sales of marketable equity securities	2,438	119
Net decrease (increase) in overnight investments	454,455	(589,119)
Cash paid to FDIC for settlement of shared-loss agreement	(99,468)	—
Proceeds from sales of other real estate owned	5,265	7,430
Proceeds from sales of premises and equipment	—	54
Purchases of premises and equipment	(26,930)	(23,875)
Business acquisitions, net of cash acquired	(1,235)	—
Net cash used in investing activities	(1,441,295)	(577,972)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(310,224)	138,640
Net increase in demand and other interest-bearing deposits	1,017,371	387,319
Net decrease in short-term borrowings	(92,871)	(35,428)
Repayment of long-term obligations	(38,583)	(8,688)
Origination of long-term obligations	400,000	—
Net proceeds from subordinated notes issuance	345,886	—
Net proceeds from preferred stock issuance	339,958	—
Repurchase of common stock	(156,094)	(98,077)
Cash dividends paid	(4,256)	(4,668)
Net cash provided by financing activities	1,501,187	379,098
Change in cash and due from banks	77,501	(58,841)
Cash and due from banks at beginning of period	376,719	327,440
Cash and due from banks at end of period	$454,220	$268,599
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	$4,560	$2,613
Dividends declared but not paid	4,141	4,575
Net reclassification of portfolio loans from loans held for sale	(1,304)	(605)
Transfers of premises and equipment to other real estate	1,427	520
Premises and equipment acquired through finance leases and other financing arrangements	1,191	—
Unsettled common stock repurchases	3,610	2,679
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION
First Citizens BancShares, Inc. (“BancShares”) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”), which is headquartered in Raleigh, North Carolina.
General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in BancShares’ Annual Report on Form 10-K for the year ended December 31, 2019.
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. The estimates BancShares considers significant are the allowance for credit losses, fair value measurements, and income taxes.
Issuance of Preferred Stock and Subordinated Debt
On March 4, 2020, BancShares completed its public offering of $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due 2030 and redeemable at the option of BancShares starting in 2025. On March 12, 2020, BancShares issued and sold an aggregate of 13,800,000 depositary shares, each representing a 1/40th interest in a share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series A Preferred Stock) for a total of $345 million. The capital raise provides liquidity for general corporate purposes, which may include, but is not limited to, providing capital to support our growth organically or through strategic acquisitions, financing investments and capital expenditures, for funding investments in First Citizens Bank as regulatory capital, and redeeming or repurchasing our common stock.
Share Repurchases
During the first quarter of 2020, BancShares repurchased 349,390 shares of Class A common stock for $159.7 million at an average cost per share of $457.05. During the first quarter of 2019, BancShares repurchased a total of 243,000 shares of Class A common stock for $100.7 million at an average cost per share of $414.58. All Class A common stock repurchases were consummated under previously approved authorizations.
The share repurchases in the first quarter of 2020 included 45,000 shares of Class A common stock repurchased from Ella Ann
Holding, as trustee of her revocable trust. Pursuant to the existing share repurchase authorization and BancShares’ related person transaction policy, the Board of Director’s (the “Board”) independent Audit Committee reviewed and approved the repurchase of up to 250,000 shares held by Mrs. Holding on or before April 30, 2020.
Subsequent to quarter-end through April 30, 2020, BancShares repurchased an additional 111,700 shares of Class A common stock for $37.3 million at an average cost per share of $333.71.
On April 28, 2020, the Board authorized share repurchases of up to 500,000 of BancShares’ Class A common stock for the period May 1, 2020 through July 31, 2020. This authority supersedes all previously approved authorities.

Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements on fair value measurements by eliminating the requirements to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. This ASU also added specific disclosure requirements for fair value measurements for public business entities including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
BancShares adopted this ASU during the first quarter of 2020 and have made all applicable updates to the disclosure within the Notes to the Unaudited Consolidated Financial Statements.
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
BancShares adopted this ASU during the first quarter 2020 with no impact to our consolidated financial position or consolidated results of operations as a result of the adoption.
FASB ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU (and all subsequent ASUs on this topic) introduce the current expected credit loss (“CECL”) model, a new credit loss methodology, replacing multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. The amendments in this ASU require loss estimates be determined over the lifetime of the asset and broaden the information that an entity must consider in developing its expected credit losses. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity's size, complexity and risk profile. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination.
BancShares adopted this ASU (and all subsequent ASUs on this topic) as of January 1, 2020 using the modified retrospective approach for all loans, leases, debt securities designated as held to maturity, and unfunded loan commitments. BancShares adopted the ASU using the prospective approach for debt securities available for sale and purchased credit deteriorated (“PCD”) loans previously accounted for under Accounting Standard Codification (“ASC”) ASC 310-30. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. BancShares made changes to loan classifications and segmentation in order to align with ASC 326 requirements and facilitate CECL modeling. Using this updated segmentation, BancShares developed new loan level models to estimate the allowance for credit losses (“ACL”) and facilitate revised disclosures.
The information presented below represents changes from Note A, Accounting Policies and Basis of Presentation, included in BancShares’ Annual Report on Form 10-K for the year ended December 31, 2019, as well as information on the impact of adoption.
Accounting Policy - Debt Securities
BancShares classifies debt securities as held to maturity (“HTM”) or available for sale (“AFS”). Debt securities are classified as HTM when BancShares has the intent and ability to hold the securities to maturity and are reported at amortized cost. Other debt securities are classified as AFS and reported at estimated fair value, with unrealized gains and losses, net of income taxes, reported in Accumulated Other Comprehensive Income (“AOCI”). Amortization of premiums and accretion of discounts for debt securities are included in interest income. Realized gains and losses from the sale of debt securities are determined by specific identification on a trade date basis and are included in noninterest income.

BancShares performs pre-purchase due diligence and evaluates the credit risk of AFS and HTM securities purchased directly into our portfolio or via acquisition. If securities have evidence of more than insignificant credit deterioration since issuance, they are designated as PCD. PCD securities are recorded at fair value at the date of acquisition which includes an associated allowance that is added to the purchase price or fair value to arrive at the Day 1 amortized cost basis. The difference between the purchase price and the Day 1 amortized cost is amortized or accreted to interest income over the contractual life of the securities using the effective interest method.
For AFS securities, management performs a quarterly analysis of the investment portfolio to evaluate securities currently in an unrealized loss position for potential credit-related impairment. If BancShares intends to sell a security, or does not have the intent and ability to hold a security before recovering the amortized cost, the entirety of the unrealized loss is immediately recorded in earnings. For the remaining securities, an analysis is performed to determine if any portion of the unrealized loss recorded relates to credit impairment. If credit related impairment exists, the amount is recorded through the ACL and related provision. This review includes indicators such as changes in credit rating, delinquency, bankruptcy or other significant news event impacting the issuer.
Bancshares’ portfolio of HTM debt securities is made up of mortgage-backed securities issued by government agencies and government sponsored entities. Given the historically strong credit rating of the US Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined zero expected credit losses on the HTM portfolio.
Accounting Policy - Loans and Leases
BancShares’ accounting methods for loans and leases depends on whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination as of the date of acquisition.
Non-Purchased Credit Deteriorated (“Non-PCD”) Loans
Non-PCD loans consist of loans originated by BancShares and loans purchased from other institutions that do not reflect more than insignificant credit deterioration at acquisition.
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
Purchased loans which do not reflect more than insignificant credit deterioration at acquisition are classified as non-PCD loans. These loans are recorded at fair value at the date of acquisition and an initial allowance is recorded on these assets as provision expense at the date of acquisition. The difference between the fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
Purchased Credit Deteriorated Loans
Purchased loans which reflect a more than insignificant credit deterioration since origination as of the date of acquisition are classified as PCD and are recorded at acquisition date amortized cost, which is the purchase price or fair value in a business combination, plus our initial estimate of expected credit losses. The difference between the unpaid principal balance and the acquisition date amortized cost is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
The performance of all loans within the BancShares portfolio is subject to a number of external risks, including but not limited to changes in the overall health of the economy, declines in real estate or other collateral values, changes in the demand for products and services and personal events, such as death, disability or change in marital status. BancShares evaluates and reports its non-PCD and PCD loan portfolios separately, and each non-PCD portfolio is further divided into commercial and consumer segments based on the type of borrower, purpose, collateral and/or our underlying credit management processes. Additionally, non-PCD commercial and consumer loans are assigned to loan classes, which further disaggregate the loan portfolio. PCD loans are reported as a single loan segment and class.

The following represent our classes of loans as of January 1, 2020:
Commercial loans and leases
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
Owner occupied commercial mortgage - Owner occupied commercial mortgages consists of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings, other commercial facilities, and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.
Non-owner occupied commercial mortgage - Non-owner occupied commercial mortgage consists of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.
Commercial and industrial and leases - Commercial and industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.
Consumer loans
Residential mortgage - Residential mortgage consists of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.
Revolving mortgage - Revolving mortgage consists of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render a the junior lien position effectively unsecured.
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
Consumer auto loans - Consumer auto loans consist of installment loans to finance purchases of vehicles. These loans include direct auto loans originated in bank branches, as well indirect auto loans originated through agreements with auto dealerships. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.
Other consumer - Consumer loans consist of loans to finance unsecured home improvements, student loans and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.
Upon adoption of ASC 326, owner occupied and non-owner occupied commercial real estate were segregated into separate classes within the commercial segment. Similarly, consumer auto was segregated into its own class within the consumer segment. These enhancements were made to capture the unique credit characteristics used in our CECL models.

Accounting Policy - Nonperforming Assets and Troubled Debt Restructurings
Nonperforming Assets (“NPA”)
NPAs include nonaccrual loans, past due securities and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of loan defaults and is discussed below.
All loans are classified as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. Loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable the principal or interest is not fully collectible. When loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. All payments received thereafter are applied as a reduction of the remaining principal balance as long as doubt exists as to the ultimate collection of the principal. Loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time and there is no longer concern as to the collectability of principal and interest.
Securities are also classified as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. Missed interest payments on securities are rare. We review all securities with delinquent interest and immediately charge off any accrued interest determined to be uncollectible.
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
Accounting Policy - Allowance for Credit Losses (“ACL”)
Loans
Loans within the various reporting classes are segregated into pools with similar risk characteristics and models are built to estimate the ACL. These loan level ACL models estimate the probability of default and loss given default for individual loans within the risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of relevant economic conditions, expected future recoveries and other factors. Pools for estimating the ACL are aggregated into loan classes, as described above, which roll up into commercial and consumer loan segments. Non-PCD and PCD loans are modeled together within the loan level models using acquired and PCD indicator variables to provide differentiation of individual loan risk. BancShares uses a two-year reasonable and supportable forecast period which incorporates economic forecasts at the time of evaluation. For most pools, BancShares uses a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized.
The ACL represents management’s best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and the impact of pre-payment expectations. Pre-payment assumptions were developed through a review of BancShares historical pre-payment activity and began with a review of pre-payment assumptions utilized in other modeling activities. Estimates for loan losses are determined by analyzing quantitative and qualitative components present as of the evaluation date. Adjustments to the ACL are recorded with a corresponding entry to provision for credit losses. Loan balances considered uncollectible are charged-off against the ACL. Recoveries of amounts previously charged-off are credited to the ACL.
A primary component of determining the ACL on loans is the actual net loss history of the various loan pools. For commercial pools, key factors utilized in the models include delinquency trends as well as macroeconomic variables such as unemployment and commercial real estate price index. For consumer pools, key factors include delinquency trends and the borrower’s original credit score, as well as other macroeconomic variables such as unemployment, gross domestic product, home price index, and commercial real estate index. As the models project losses over the life of the loans, prepayment assumptions also serve as significant inputs. Model outputs may be adjusted through a qualitative assessment to reflect economic conditions and trends not captured within the models including credit quality, concentrations, and significant policy and underwriting changes.
Within our ACL model, TDRs meet the definition of default and are given a 100% probability of default rating. TDRs are not individually evaluated unless determined to be collateral-dependent. Therefore, loss given default is calculated based on the individual risk characteristics of the loan as defined in the model.

When loans do not share risk characteristics similar to others in the pool, the ACL is evaluated on an individual basis. Given that BancShares CECL models are loan level models, the population of loans evaluated individually is minimal and consists primarily of loans greater than $500 thousand and determined to be collateral-dependent. BancShares elected the practical expedient allowed under ASC 326 to assess the collectability of these loans, where repayment is expected to be provided substantially through operation or sale of collateral, based on the fair value of the underlying collateral. The fair value of the collateral is estimated using appraised and market values (appropriately adjusted for an assessment of the sales and marketing costs when applicable). A specific allowance is established, or partial charge-off is recorded, for the difference between the excess amortized cost of loan and the collateral’s estimated fair value.
Accrued Interest Receivable
BancShares has elected not to measure an ACL for accrued interest receivable and has excluded it from the amortized cost basis of loans and held to maturity debt securities as our accounting policies and credit monitoring provide that uncollectible accrued interest is reversed or written off against interest income in a timely manner.
Unfunded Commitments
A reserve for unfunded commitments is established for off-balance sheet exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well a both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot canceled at any time). These unfunded commitments are assessed to determine both the probability of funding as well the expectation of future losses. The expected funding balance is used in the probability of default and loss given default models to determine the reserve. The reserve for unfunded commitments was $10.5 million at March 31, 2020, and is recorded within other liabilities with changes recorded through other expense.
Adoption Impact
Upon adoption, BancShares recorded a net decrease of $37.9 million in the ACL which included a reduction of $56.9 million in the ACL on non-PCD loans, offset by an increase of $19.0 million in the ACL on PCD loans. The $56.9 million reduction in the ACL on non-PCD loans, as well as an $8.9 million increase in the reserve for unfunded commitments, net of deferred taxes, resulted in an increase in retained earnings of $36.9 million. The $19.0 million increase in the ACL on PCD loans resulted in a gross up of loan balances by this same amount and did not have any effect on retained earnings. Impact to total capital and capital ratios was not significant and we did not elect the capital phase-in option allowable for regulatory reporting purposes. There was no ACL recorded on debt securities held to maturity at adoption.
The largest changes in the ACL, affecting beginning retained earnings as a result of the adoption, were decreases in the ACL on commercial loan segments as these portfolios have exhibited strong historical credit performance and have relatively short average lives. The reduction in ACL on these segments was partially offset by increases in ACL on our consumer loan segments primarily due to their longer average lives. The increase in the reserve for unfunded commitments was primarily due to increases in the scope of off-balance sheet exposures considered in this estimate due to the provisions in ASU 2016-13.
BancShares adopted this ASU using the prospective transition approach for PCD loans previously accounted for under ASC 310-30. In accordance with the standard, we did not assess whether purchased credit impaired (“PCI”) loans met the criteria of PCD as of the date of adoption and all loans previously classified as PCI were updated to the PCD classification. Pools utilized for PCI accounting under ASC 310-10 were dissolved upon adoption. Loans from performing PCI pools, not previously considered nonaccrual of $47.0 million, were reclassified into nonaccrual status as a result of adoption. PCD loans were assessed using the loan level probability of default and loss given default models, as well as utilizing prior specific loan reviews to inform the initial PCD loan ACL. The ACL for PCD loans increased as a result of adoption and the amortized cost basis of these loans was adjusted to reflect the transfer of this amount from credit discount to ACL. The remaining noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020. At the date of adoption, no securities were determined to be PCD.
BancShares also adopted this ASU under the prospective transition approach for debt securities available for sale. No previously recorded other than temporary impairment was reported on the portfolio of debt securities.

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
NOTE B - BUSINESS COMBINATIONS
BancShares evaluated the financial statement significance for all business combinations completed during 2020 and concluded the completed business combinations noted below are not material to its consolidated financial statements, individually or in aggregate, and therefore, pro forma financial data is not included.
Each transaction is accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available.
As part of the accounting for each acquisition, we perform an analysis of the acquired bank’s loan portfolio and based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations segregate the acquired loans into PCD loans and non-PCD loans. PCD loans are accounted for under ASC 326-20, and non-PCD loans which do not meet this criteria are accounted for under ASC 310-20. Additionally, we perform an analysis of the acquired bank’s portfolio of debt securities to determine if any debt securities should be designated PCD.
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
The fair value of the assets acquired was $221.4 million, including $110.6 million in non-PCD loans, $23.4 million in PCD loans net of an allowance for credit losses of $1.2 million and $536 thousand in a core deposit intangible. No debt securities purchased in the transaction were designated PCD. Liabilities assumed were $219.8 million, of which $209.3 million were deposits. As a result of the transaction, FCB recorded $686 thousand of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies expected to result from the acquisition. None of the goodwill was deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values:

(Dollars in thousands)	As recorded by FCB
Purchase price		$2,320
Assets
Cash and due from banks	$1,085
Overnight investments	35,129
Investment securities	30,146
Loans	133,989
Premises and equipment	7,624
Other real estate owned	9,813
Income earned not collected	558
Intangible assets	536
Other assets	2,520
Total assets acquired	221,400
Liabilities
Deposits	209,340
Borrowings	9,925
Other liabilities	501
Total liabilities assumed	$219,766
Fair value of net assets acquired		1,634
Goodwill recorded for Community Financial		$686

Merger-related expenses of $1.2 million were recorded for the three months ended March 31, 2020. Loan-related interest income generated from Community Financial was approximately $1.2 million since the acquisition date. The ongoing contributions of this transaction to BancShares’ financial statements is not considered material, and therefore pro forma financial data is not included.
Entegra Financial Corp.
On December 31, 2019, FCB completed the merger of Franklin, North Carolina-based Entegra Financial Corp. (“Entegra”) and its bank subsidiary, Entegra Bank. In order to obtain regulatory approval, FCB entered into an agreement for Select Bank & Trust Company (“Select Bank”) to purchase three of our North Carolina branches, located in Highlands, Sylva and Franklin. The assets and liabilities of the branches to be divested are recorded on the Consolidated Balance Sheets and in the related Unaudited Notes to the Consolidated Financial Statements within loans and leases, premises and equipment and total deposits with a fair value of $108.8 million, $1.9 million and $185.3 million, respectively, as of March 31, 2020. The Select Bank purchase price for the divested branches included an 8% premium for deposits acquired that was applied against goodwill generated as part of the merger with Entegra Bank. FCB completed the transaction with Select Bank on April 17, 2020.
NOTE C - INVESTMENTS
Information for reporting periods beginning after January 1, 2020 are presented in accordance with ASC 326 and reflect changes required by the adoption of this standard which includes evaluating held to maturity and available for sale debt securities to determine the need to record a related allowance for credit losses. Prior period information continues to be reported in accordance with previously applicable GAAP. See Note A - Accounting Policies and Basis for Presentation for more detail on our policies and adoption.

The amortized cost and fair value of investment securities at March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury	$204,971	$811	$—	$—	$205,782
Government agency	762,342	1,005	2,916	—	760,431
Residential mortgage-backed securities	5,832,518	123,114	2,791	—	5,952,841
Commercial mortgage-backed securities	635,565	15,603	603	—	650,565
Corporate bonds	221,068	3,520	5,173	—	219,415
Total investment securities available for sale	$7,656,464	$144,053	$11,483	$—	$7,789,034
Investment in marketable equity securities	344,161	4,266	32,926		315,501
Investment securities held to maturity
Residential mortgage-backed securities	720,441	12,538	22	—	732,957
Other	20,221	—	—	—	20,221
Total investment securities held to maturity	740,662	12,538	22	—	753,178
Total investment securities	$8,741,287	$160,857	$44,431	$—	$8,857,713

		December 31, 2019
(Dollars in thousands)		Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury		$409,397	$602	$—	$409,999
Government agency		684,085	928	2,241	682,772
Residential mortgage-backed securities		5,269,060	13,417	15,387	5,267,090
Commercial mortgage-backed securities		373,105	6,974	59	380,020
Corporate bonds		198,278	3,420	132	201,566
State, county and municipal		118,227	—	—	118,227
Total investment securities available for sale		$7,052,152	$25,341	$17,819	$7,059,674
Investment in marketable equity securities		59,262	23,304	233	82,333
Investment securities held to maturity
Other		30,996	—	—	30,996
Total investment securities held to maturity		30,996	—	—	30,996
Total investment securities		$7,142,410	$48,645	$18,052	$7,173,003

Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the United States Small Business Administration. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions.
BancShares also holds approximately 298,000 shares of Visa Class B common stock. BancShares’ Visa Class B shares are not considered to have a readily determinable fair value and are recorded with no fair value. BancShares held FHLB stock of $51.1 million and $43.0 million and other non-marketable equity securities of $12.9 million and $12.5 million at March 31, 2020 and December 31, 2019, respectively. Both are included in other assets.
As of March 31, 2020 and January 1, 2020, no allowance for credit losses was required for available for sale and held to maturity debt securities. Accrued interest receivable on debt securities at March 31, 2020 was $22.1 million and was excluded from the estimate of credit losses. During the three months ended March 31, 2020, no accrued interest was deemed uncollectible and written off against interest income.

The following table provides the amortized cost and fair value by contractual maturity for investment securities available for sale and held to maturity. Expected maturities will differ from contractual maturities on certain securities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities and government agency securities are dependent on the repayments of the underlying loan balances. Repayments of certain corporate bonds are subject to call provisions which can be exercised by the issuer at their discretion.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$204,971	$205,782	$406,325	$406,927
One through five years	32,639	32,446	24,496	24,971
Five through 10 years	184,476	183,469	185,209	187,868
Over 10 years	3,953	3,500	109,872	110,026
Government agency	762,342	760,431	684,085	682,772
Residential mortgage-backed securities	5,832,518	5,952,841	5,269,060	5,267,090
Commercial mortgage-backed securities	635,565	650,565	373,105	380,020
Total investment securities available for sale	$7,656,464	$7,789,034	$7,052,152	$7,059,674
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	19,472	19,472	30,746	30,746
One through five years	749	749	250	250
Residential mortgage-backed securities	720,441	732,957	—	—
Total investment securities held to maturity	$740,662	$753,178	$30,996	$30,996

There were gross gains of $20.5 million and gross losses of $679 thousand on sales of investment securities available for sale during the three months ended March 31, 2020. There were no gross gains or losses on sales of investment securities available for sale for the three months ended March 31, 2019.
The following table provides the realized and unrealized gains and losses on marketable equity securities for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
(Dollars in thousands)	2020	2019
Marketable equity securities (losses) gains, net	$(51,408)	$11,328
Less net gains recognized on marketable equity securities sold	323	44
Unrealized (losses) gains recognized on marketable equity securities held	$(51,731)	$11,284

The following table provides information regarding securities with unrealized losses as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$436,066	$2,542	$60,920	$374	$496,986	$2,916
Residential mortgage-backed securities	366,901	625	177,167	2,166	544,068	2,791
Commercial mortgage-backed securities	75,480	603	—	—	75,480	603
Corporate bonds	106,822	4,480	8,856	693	115,678	5,173
Total	$985,269	$8,250	$246,943	$3,233	$1,232,212	$11,483
Investment securities held to maturity
Residential mortgage-backed securities	$70,108	$22	$—	$—	$70,108	$22

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$347,081	$1,827	$63,947	$414	$411,028	$2,241
Residential mortgage-backed securities	2,387,293	14,016	264,257	1,371	2,651,550	15,387
Commercial mortgage-backed securities	35,926	59	—	—	35,926	59
Corporate bonds	7,714	123	4,749	9	12,463	132
Total	$2,778,014	$16,025	$332,953	$1,794	$3,110,967	$17,819

As of March 31, 2020, there were 53 investment securities available for sale that had continuous losses for more than 12 months of which 51 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and two were corporate bonds.
None of the unrealized losses identified as of March 31, 2020 or December 31, 2019 relate to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $4.02 billion at March 31, 2020 and $3.93 billion at December 31, 2019 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
Bancshares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no further credit monitoring is performed over these portfolios. Should there be downgrades to the credit rating of the U.S. Treasury or losses reported on securities issued by government agencies and government sponsored entities, Bancshares will reevaluate its determination of zero expected credit losses on held to maturity debt securities.
There were no debt securities held to maturity on nonaccrual status as of March 31, 2020.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of March 31, 2020.
NOTE D - LOANS AND LEASES
BancShares’ accounting methods for loans and leases depends on whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination, as of the date of acquisition. Non-PCD loans consist of loans originated by BancShares and loans purchased from other institutions, that do not reflect more than insignificant credit deterioration at acquisition and are reported by loan segments and classes as defined in Note A - Accounting Polices and Basis of Presentation. Purchased loans which reflect more than insignificant credit deterioration are classified as PCD and reported as a single loan segment or class. At the date of acquisition, all acquired loans are recorded at fair value.

Upon adoption of ASC 326, there were changes to certain non-PCD loan classes to better differentiate credit characteristics and align with our ACL models. Within the commercial segment, owner occupied and non-owner occupied commercial real estate were segregated into separate classes. Similarly, consumer auto was segregated into its own class within the consumer segment. Information for reporting periods beginning after January 1, 2020 are presented in accordance with ASC 326 and reflect changes to the respective classes, while prior period amounts continue to be reported in accordance with previously applicable GAAP and have not been reclassified to conform to the current financial statement presentation.
Loans and leases outstanding included the following at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020
Commercial:
Construction and land development	$1,014,017
Owner occupied commercial mortgage	10,076,132
Non-owner occupied commercial mortgage	3,058,235
Commercial and industrial and leases	4,738,098
Total commercial loans	18,886,482
Consumer:
Residential mortgage	5,299,412
Revolving mortgage	2,362,644
Construction and land development	363,190
Consumer auto	1,201,152
Consumer other	567,727
Total consumer loans	9,794,125
Total non-PCD loans and leases	28,680,607
PCD loans	560,352
Total loans and leases	$29,240,959

(Dollars in thousands)	December 31, 2019
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	28,322,780
PCI loans	558,716
Total loans and leases	$28,881,496

Accrued interest receivable on loans at March 31, 2020 was $90.0 million and was excluded from the estimate of credit losses.
At March 31, 2020, $10.31 billion in non-PCD loans with a lendable collateral value of $8.22 billion were used to secure $787.7 million in Federal Home Loan Bank (“FHLB”) of Atlanta advances, resulting in additional borrowing capacity of $7.43 billion. At December 31, 2019, $9.41 billion in non-PCD loans with a lendable collateral value of $6.57 billion were used to secure $563.7 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.01 billion.
At March 31, 2020, $3.88 billion in non-PCD loans with a lendable collateral value of $3.15 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (“FRB”). At December 31, 2019, $3.68 billion in non-PCD loans with a lendable collateral value of $2.98 billion were used to secure additional borrowing capacity at the FRB.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value. Loans held for sale totaled $76.3 million and $67.9 million at March 31, 2020 and December 31, 2019, respectively.

Net deferred fees on non-PCD loans and leases, including unearned and unamortized costs and fees, were $1.4 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively. The net unamortized discount related to purchased non-PCD loans and leases was $28.3 million at March 31, 2020 and $30.9 million at December 31, 2019. The net unamortized discount related to PCD loans and leases was $61.6 million at March 31, 2020 and $88.2 million at December 31, 2019.
The aging of the outstanding loans and leases, by class, at March 31, 2020 and December 31, 2019 are provided in the tables below. Loans and leases past due 30 days or less are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$3,297	$342	$2,098	$5,737	$1,008,280	$1,014,017
Owner occupied commercial mortgage	22,793	3,083	14,499	40,375	10,035,757	10,076,132
Non-owner occupied commercial mortgage	9,173	308	4,895	14,376	3,043,859	3,058,235
Commercial and industrial and leases	18,076	6,924	4,250	29,250	4,708,848	4,738,098
Total commercial loans	53,339	10,657	25,742	89,738	18,796,744	18,886,482
Consumer:
Residential mortgage	40,149	8,015	29,908	78,072	5,221,340	5,299,412
Revolving mortgage	10,145	3,410	8,033	21,588	2,341,056	2,362,644
Construction and land development	6,089	—	1,556	7,645	355,545	363,190
Consumer auto	5,675	1,181	1,485	8,341	1,192,811	1,201,152
Consumer other	3,647	2,058	2,293	7,998	559,729	567,727
Total consumer loans	65,705	14,664	43,275	123,644	9,670,481	9,794,125
PCD loans	27,628	8,680	27,961	64,269	496,083	560,352
Total loans and leases	$146,672	$34,001	$96,978	$277,651	$28,963,308	$29,240,959

	December 31, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$3,146	$195	$2,702	$6,043	$1,007,411	$1,013,454
Commercial mortgage	20,389	8,774	8,319	37,482	12,245,153	12,282,635
Other commercial real estate	861	331	698	1,890	540,138	542,028
Commercial and industrial and leases	18,269	4,842	5,032	28,143	4,375,649	4,403,792
Other	51	411	126	588	309,505	310,093
Total commercial loans	42,716	14,553	16,877	74,146	18,477,856	18,552,002
Noncommercial:
Residential mortgage	45,839	18,289	24,409	88,537	5,205,380	5,293,917
Revolving mortgage	9,729	3,468	9,865	23,062	2,316,010	2,339,072
Construction and land development	977	218	1,797	2,992	354,393	357,385
Consumer	10,481	3,746	3,571	17,798	1,762,606	1,780,404
Total noncommercial loans	67,026	25,721	39,642	132,389	9,638,389	9,770,778
Total non-PCI loans and leases	$109,742	$40,274	$56,519	$206,535	$28,116,245	$28,322,780

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2020 and December 31, 2019, were as follows:

	January 1, 2020(1)	March 31, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$3,603	$—
Owner occupied commercial mortgage	24,476	26,438	536
Non-owner occupied commercial mortgage	5,965	5,679	—
Commercial and industrial and leases	7,685	7,858	488
Total commercial loans	42,407	43,578	1,024
Consumer:
Residential mortgage	44,357	49,220	—
Revolving mortgage	22,411	22,067	—
Construction and land development	2,828	2,881	—
Consumer auto	2,145	2,832	—
Consumer other	798	759	1,909
Total consumer loans	72,539	77,759	1,909
PCD loans	53,771	53,234	37
Total loans and leases	$168,717	$174,571	$2,970
(1)Upon the adoption of ASC 326, BancShares eliminated the pooling of PCI loans and as a result $47.0 million in additional PCD loans were recognized as nonaccrual loans at January 1, 2020.

	December 31, 2019
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$—
Commercial mortgage	29,733	—
Commercial and industrial and leases	7,365	1,094
Other commercial real estate	708	—
Other	320	—
Total commercial loans	42,407	1,094
Noncommercial:
Construction and land development	2,828	—
Residential mortgage	44,357	45
Revolving mortgage	22,411	—
Consumer	2,943	2,152
Total noncommercial loans	72,539	2,197
Total loans and leases	$114,946	$3,291

Credit Quality
Loans and leases are monitored for credit quality on a recurring basis. Commercial and consumer loans and leases have different credit quality indicators as a result of the unique characteristics of the loan segments being evaluated. The credit quality indicators for commercial loans and leases are borrower risk classifications developed through a review of individual borrowers on an ongoing basis. Commercial loans are evaluated at least annually, with more frequent evaluations done on criticized loans. Commercial loans are also updated if there is evidence of potential credit deterioration, such as delinquency. Commercial credit cards are included in the Commercial and industrial and leases segment, but are evaluated based primarily upon delinquency status. The risk classifications as of the date presented are based on the most recent assessment performed and are defined below:
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2020 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

The following tables represent current credit quality indicators by origination year as of March 31, 2020.

	Commercial Term Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$94,980	$382,104	$267,188	$176,674	$32,927	$18,191	$24,922	$—	$996,986
Special Mention	91	—	350	5,407	—	440	—	—	6,288
Substandard	1,638	1,239	7,161	—	8	697	—	—	10,743
Total	$96,709	$383,343	$274,699	$182,081	$32,935	$19,328	$24,922	$—	$1,014,017
Owner occupied commercial mortgage
Pass	$647,821	$2,230,133	$1,860,144	$1,537,841	$1,261,880	$2,195,573	$126,108	$139	$9,859,639
Special Mention	—	8,201	26,827	14,694	18,763	35,475	4,129	—	108,089
Substandard	1,679	10,759	13,471	19,717	14,039	40,751	7,916	72	108,404
Total	$649,500	$2,249,093	$1,900,442	$1,572,252	$1,294,682	$2,271,799	$138,153	$211	$10,076,132
Non-owner occupied commercial mortgage
Pass	$200,770	$680,203	$532,550	$452,508	$404,537	$704,861	$43,379	$—	$3,018,808
Special Mention	—	1,849	10,042	933	5,971	7,485	798	—	27,078
Substandard	499	1,821	1,939	823	4,445	1,343	1,479	—	12,349
Total	$201,269	$683,873	$544,531	$454,264	$414,953	$713,689	$45,656	$—	$3,058,235
Commercial and industrial and leases
Pass	$348,311	$1,299,423	$698,386	$450,781	$336,295	$436,325	$1,013,228	$5,616	$4,588,365
Special Mention	1,389	1,501	4,647	6,052	3,081	3,238	9,913	73	29,894
Substandard	4,035	4,311	4,408	5,798	3,175	7,655	19,632	816	49,830
Doubtful	—	—	—	—	—	—	3	—	3
Ungraded	—	—	—	—	—	—	70,006	—	70,006
Total	$353,735	$1,305,235	$707,441	$462,631	$342,551	$447,218	$1,112,782	$6,505	$4,738,098
Total commercial	$1,301,213	$4,621,544	$3,427,113	$2,671,228	$2,085,121	$3,452,034	$1,321,513	$6,716	$18,886,482

	Consumer and PCD Term Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$308,079	$1,163,902	$948,832	$851,257	$652,297	$1,272,796	$24,177	$—	$5,221,340
30-59 days	328	2,491	6,910	6,515	5,023	18,840	42	—	40,149
60-89 days	—	684	117	538	2,081	4,469	126	—	8,015
90 days or greater	—	647	3,388	5,810	5,547	11,544	2,972	—	29,908
Total	$308,407	$1,167,724	$959,247	$864,120	$664,948	$1,307,649	$27,317	$—	$5,299,412
Revolving mortgage
Current	$—	$—	$—	$—	$—	$—	$2,184,215	$156,841	$2,341,056
30-59 days	—	—	—	—	—	—	6,155	3,990	10,145
60-89 days	—	—	—	—	—	—	476	2,934	3,410
90 days or greater	—	—	—	—	—	—	2,206	5,827	8,033
Total	$—	$—	$—	$—	$—	$—	$2,193,052	$169,592	$2,362,644
Construction and land development
Current	$36,285	$208,509	$67,438	$19,024	$8,720	$10,255	$5,314	$—	$355,545
30-59 days	517	3,923	1,310	312	3	24	—	—	6,089
90 days or greater	—	—	—	—	87	1,469	—	—	1,556
Total	$36,802	$212,432	$68,748	$19,336	$8,810	$11,748	$5,314	$—	$363,190
Consumer auto
Current	$132,008	$461,232	$316,446	$163,033	$89,287	$30,805	$—	$—	$1,192,811
30-59 days	43	1,739	1,703	1,346	472	372	—	—	5,675
60-89 days	—	261	376	252	184	108	—	—	1,181
90 days or greater	—	344	560	298	197	86	—	—	1,485
Total	$132,051	$463,576	$319,085	$164,929	$90,140	$31,371	$—	$—	$1,201,152
Consumer other
Current	$10,371	$49,571	$20,504	$11,024	$12,296	$32,561	$423,402	$—	$559,729
30-59 days	79	260	129	35	89	7	3,048	—	3,647
60-89 days	—	59	139	6	—	—	1,854	—	2,058
90 days or greater	—	41	31	5	—	—	2,216	—	2,293
Total	$10,450	$49,931	$20,803	$11,070	$12,385	$32,568	$430,520	$—	$567,727
Total consumer	$487,710	$1,893,663	$1,367,883	$1,059,455	$776,283	$1,383,336	$2,656,203	$169,592	$9,794,125
PCD loans
Current	$9,871	$28,888	$39,500	$40,406	$34,571	$301,337	$16,310	$25,200	$496,083
30-59 days	56	4,291	2,471	1,104	306	18,759	181	460	27,628
60-89 days	—	2,202	105	285	—	5,677	90	321	8,680
90 days or greater	454	1,071	5,004	1,684	3,383	14,308	300	1,757	27,961
Total	$10,381	$36,452	$47,080	$43,479	$38,260	$340,081	$16,881	$27,738	$560,352
Total loans and leases	$1,799,304	$6,551,659	$4,842,076	$3,774,162	$2,899,664	$5,175,451	$3,994,597	$204,046	$29,240,959

Loans and leases outstanding at December 31, 2019 by credit quality indicator are provided below:

	December 31, 2019
(Dollars in thousands)	Commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	PCI	Total commercial loans and leases
Pass	$1,004,922	$12,050,799	$536,682	$4,256,456	$308,796	$148,412	$18,157,655
Special mention	2,577	115,164	3,899	44,604	622	44,290	166,866
Substandard	5,955	116,672	1,447	34,148	675	87,970	158,897
Doubtful	—	—	—	3	—	3,657	3
Ungraded	—	—	—	68,581	—	—	68,581
Total	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$284,329	$18,552,002

	December 31, 2019
	Noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	PCI	Total noncommercial loans and leases
Days past due:
Current	$5,205,380	$2,316,010	$354,393	$1,762,606	$240,995	$9,638,389
30-59 days past due	45,839	9,729	977	10,481	13,764	67,026
60-89 days past due	18,289	3,468	218	3,746	5,608	25,721
90 days or greater past due	24,409	9,865	1,797	3,571	14,020	39,642
Total	$5,293,917	$2,339,072	$357,385	$1,780,404	$274,387	$9,770,778

Purchased loans and leases
The following table summarizes PCD loans acquired in the Community Financial transaction and provides the contractually required payments, less the initial allowance for credit losses and discount to produce the fair value of acquired loans with evidence of more than insignificant credit quality deterioration since origination at the acquisition date:

(Dollars in thousands)	Community Financial
Contractually required payments	$25,635
Initial PCD allowance	1,193
Discount	1,055
Fair value at acquisition date	$23,387
The recorded fair values of purchased non-PCD loans acquired in the Community Financial transaction as of the acquisition date are as follows:

(Dollars in thousands)	Community Financial
Commercial:
Construction and land development	$9,428
Owner occupied commercial mortgage	31,473
Non-owner occupied commercial mortgage	25,143
Commercial and industrial and leases	15,065
Total commercial loans	81,109
Consumer:
Residential mortgage	21,168
Revolving mortgage	2,084
Construction and land development	5,254
Consumer auto	294
Consumer other	693
Total consumer loans	29,493
Total non-PCD loans	$110,602

NOTE E - ALLOWANCE FOR CREDIT LOSSES
Upon adoption of ASC 326, there were changes to certain non-PCD loan classes to better differentiate credit characteristics and align with our ACL models. Within the commercial segment, owner occupied and non-owner occupied commercial real estate were segregated into separate classes. Similarly, consumer auto was segregated into its own class within the consumer segment. Information for reporting periods beginning after January 1, 2020 are presented in accordance with ASC 326 and reflect changes to the respective classes, while prior period amounts continue to be reported in accordance with previously applicable GAAP and have not been reclassified to conform to the current financial statement presentation.
Activity in the allowance for credit losses by class of loans is summarized as follows:

	Three months ended March 31, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Balance at December 31	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1	$2,152	$17,128	$11,562	$23,973	$35,350	$23,367	$1,418	$5,392	$40,338	$26,537	$187,217
Provision (credits)	51	6,107	4,956	10,423	3,593	1,304	(223)	958	3,774	(2,588)	28,355
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	—	(320)	—	(5,049)	(800)	(585)	(70)	(944)	(5,370)	(1,123)	(14,261)
Recoveries	87	55	13	1,272	223	471	15	363	1,359	2,897	6,755
Balance at March 31	$2,290	$22,970	$16,531	$30,619	$38,366	$24,557	$1,140	$5,769	$40,101	$26,916	$209,259

	Three months ended March 31, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	PCI	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Provision (credits)	2,119	2,371	(83)	2,725	(498)	1,508	209	123	3,440	(164)	11,750
Charge-offs	(44)	(761)	—	(1,858)	—	(166)	(963)	—	(6,362)	—	(10,154)
Recoveries	131	220	1	538	444	173	387	—	1,573	—	3,467
Balance at March 31	$37,476	$45,281	$2,399	$57,025	$2,167	$16,987	$21,495	$2,473	$34,492	$8,980	$228,775

Upon adoption of ASC 326, BancShares recorded a net decrease of $37.9 million in the ACL which included a decrease of $56.9 million in the ACL on non-PCD loans, offset by an increase of $19.0 million in the ACL on PCD loans. The largest changes as a result of adoption were decreases in the ACL on commercial loan segments as these portfolios have exhibited strong historical credit performance and have relatively short average lives. The reduction in ACL on these segments was partially offset by increases in ACL on our consumer loan segments primarily due to their longer average lives. The increase in the ACL on PCD loans was primarily the result of reallocating credit discount from loan balances into ACL.
ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the quarter ended March 31, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $21.5 million increase due to the potential economic impact of the novel coronavirus (“COVID-19”) and its estimated impact on credit losses during the quarter. Within our forecast period of 24 months, forecasts varied widely for key macroeconomic variables (unemployment, gross domestic product, home price index, and commercial real estate index) used in the ACL models. Expected loss estimates considered the potential impact of slower economic activity with increasing unemployment, as well as potential mitigating impacts from the government stimulus and loan modification programs. These loss estimates were also influenced by BancShares strong credit quality, historically low net charge-offs and recent credit trends, which remained stable through the quarter ended March 31, 2020.

BancShares individually reviews loans greater than $500 thousand that are determined to be collateral-dependent. These collateral-dependent loans are evaluated based on the fair value of the underlying collateral as repayment of the loan is expected to be made through the operation or sale of the collateral. Commercial and industrial loans and leases are collateralized by business assets, while the remaining loan classes are collateralized by real property.
The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of March 31, 2020 were as follows:

(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$3,522	$8,928	253.5%	$215
Owner occupied commercial mortgage	9,139	21,686	237.3	—
Non-owner occupied commercial mortgage	4,617	10,255	222.1	—
Commercial and industrial and leases	439	439	100.0	—
Total commercial loans	17,717	41,308	233.2	215
Consumer:
Residential mortgage	16,952	24,599	145.1	117
Revolving mortgage	428	452	105.6	—
Construction and land development	1,412	1,558	110.3	—
Total consumer loans	18,792	26,609	141.6	117
Total non-PCD loans	36,509	67,917	186.0	332
PCD	11,457	19,554	170.7	697
Total collateral-dependent loans	$47,966	$87,471	182.4%	$1,029

Collateral-dependent nonaccrual loans with no recorded allowance totaled $43.6 million as of March 31, 2020. All other nonaccrual loans have a recorded allowance.
The following tables present the allowance and recorded investment in loans and leases by class of loans, as well as the associated impairment method at December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$463	$3,650	$39	$1,379	$103	$3,278	$2,722	$174	$1,107	$12,915
ALLL for loans and leases collectively evaluated for impairment	32,750	41,685	2,172	57,995	2,133	14,954	16,980	2,535	33,486	204,690
Total allowance for loan and lease losses	$33,213	$45,335	$2,211	$59,374	$2,236	$18,232	$19,702	$2,709	$34,593	$217,605

Loans and leases:
Loans and leases individually evaluated for impairment	$4,655	$70,149	$1,268	$12,182	$639	$60,442	$28,869	$3,882	$3,513	$185,599
Loans and leases collectively evaluated for impairment	1,008,799	12,212,486	540,760	4,391,610	309,454	5,233,475	2,310,203	353,503	1,776,891	28,137,181
Total loan and leases	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$5,293,917	$2,339,072	$357,385	$1,780,404	$28,322,780

The following table presents the PCI allowance and recorded investment in loans at December 31, 2019:

(Dollars in thousands)	December 31, 2019
ALLL for loans acquired with deteriorated credit quality	$7,536
Loans acquired with deteriorated credit quality	558,716

At December 31, 2019, $139.4 million of PCI loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on non-PCI impaired loans and leases, exclusive of loans and leases collectively evaluated:

	December 31, 2019
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$1,851	$2,804	$4,655	$5,109	$463
Commercial mortgage	42,394	27,755	70,149	74,804	3,650
Other commercial real estate	318	950	1,268	1,360	39
Commercial and industrial and leases	7,547	4,635	12,182	13,993	1,379
Other	406	233	639	661	103
Total commercial loans	52,516	36,377	88,893	95,927	5,634
Noncommercial:
Residential mortgage	48,796	11,646	60,442	64,741	3,278
Revolving mortgage	26,104	2,765	28,869	31,960	2,722
Construction and land development	2,470	1,412	3,882	4,150	174
Consumer	3,472	41	3,513	3,821	1,107
Total noncommercial loans	80,842	15,864	96,706	104,672	7,281
Total non-PCI impaired loans and leases	$133,358	$52,241	$185,599	$200,599	$12,915
Non-PCI impaired loans less than $500,000 that were collectively evaluated for impairment totaled $41.0 million at December 31, 2019.
The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three months ended March 31, 2019:

	Three months ended March 31, 2019
(Dollars in thousands)	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$2,147	$28
Commercial mortgage	56,629	564
Other commercial real estate	685	8
Commercial and industrial and leases	10,000	100
Other	315	2
Total commercial	69,776	702
Noncommercial:
Residential mortgage	42,626	325
Revolving mortgage	28,742	247
Construction and land development	3,747	36
Consumer	3,000	29
Total noncommercial	78,115	637
Total non-PCI impaired loans and leases	$147,891	$1,339

Troubled Debt Restructurings
BancShares accounts for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. Within our allowance for credit loss models, TDRs are not individually evaluated unless determined to be collateral-dependent and are included in the definition of default which provides for a 100% probability of default applied within the models. As a result, subsequent changes in default status do not impact the calculation of the allowance for credit losses on TDR loans.
Recent legislation and regulatory requirements have allowed for relief and provided guidance around the determination of TDRs for new loan modifications and forbearances for borrowers experiencing COVID-19-related financial difficulty. BancShares has utilized this guidance to identify new TDRs beginning in the first quarter of 2020 and did not identify new modifications as TDRs for those borrowers experiencing COVID-19-related financial difficulty.

The following tables provides a summary of total TDRs by accrual status:

	March 31, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$1,086	$1,537	$2,623
Owner occupied commercial mortgage	33,704	10,153	43,857
Non-owner occupied commercial mortgage	11,438	319	11,757
Commercial and industrial and leases	9,914	2,607	12,521
Total commercial loans	56,142	14,616	70,758
Consumer:
Residential mortgage	35,288	15,820	51,108
Revolving mortgage	22,677	7,206	29,883
Construction and land development	2,376	2,701	5,077
Consumer auto	2,018	718	2,736
Consumer other	1,061	124	1,185
Total consumer loans	63,420	26,569	89,989
PCD Loans	14,061	4,997	19,058
Total loans	$133,623	$46,182	$179,805

	December 31, 2019
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$487	$2,279	$2,766
Commercial mortgage	50,819	11,116	61,935
Other commercial real estate	571	—	571
Commercial and industrial and leases	9,430	2,409	11,839
Other	320	105	425
Total commercial loans	61,627	15,909	77,536
Noncommercial:
Residential mortgage	41,813	16,048	57,861
Revolving mortgage	21,032	7,367	28,399
Construction and land development	1,452	2,430	3,882
Consumer	2,826	688	3,514
Total noncommercial loans	67,123	26,533	93,656
Total loans	$128,750	$42,442	$171,192

Total TDRs included $17.2 million of PCI TDRs at December 31, 2019.
The following table provides the types of modifications designated as TDRs during the three months ended March 31, 2020 and March 31, 2019, as well as a summary of loans modified as a TDR during the twelve month periods ended March 31, 2020 and March 31, 2019 that subsequently defaulted during the three months ended March 31, 2020 and March 31, 2019. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2020				Three months ended March 31, 2019
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	10	$3,986	—	$—	—	$—	—	$—
Loan term extension	6	794	3	263	4	608	3	541
Below market interest rate	88	8,165	29	1,421	96	4,962	38	2,219
Discharged from bankruptcy	68	5,032	28	1,767	50	2,420	25	1,144
Total restructurings	172	$17,977	60	$3,451	150	$7,990	66	$3,904
For the three months ended March 31, 2020 and March 31, 2019, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED
The following table explains changes in OREO during the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	OREO
Balance at December 31, 2019	$46,591
Additions	5,987
Acquired in business combinations	9,813
Sales	(5,321)
Write-downs/losses	(1,363)
Balance at March 31, 2020	$55,707

Balance at December 31, 2018	$48,030
Additions	3,133
Sales	(6,934)
Write-downs/losses	(923)
Balance at March 31, 2019	$43,306

At March 31, 2020 and December 31, 2019, BancShares had $13.1 million and $14.5 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $22.0 million and $23.0 million at March 31, 2020 and December 31, 2019, respectively. Net losses recorded on the sale of OREO properties were $56 thousand for the three months ended March 31, 2020. Net gains recorded on the sale of OREO were $496 thousand for the three months ended March 31, 2019.
NOTE G - SERVICING RIGHTS
Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $3.41 billion and $3.38 billion as of March 31, 2020 and December 31, 2019, respectively. These loans are originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights were recorded as a servicing asset and are reported in other intangible assets. The associated amortization expense and any valuation allowance recognized were included as a reduction of mortgage income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned for the three months ended March 31, 2020 and 2019 were $2.1 million and $1.9 million, respectively, and are reported in mortgage income.
The following table explains changes in the servicing asset during the three months ended March 31, 2020 and 2019:

	Three months ended March 31
(Dollars in thousands)	2020	2019
Beginning balance	$22,963	$21,396
Servicing rights originated	1,583	859
Amortization	(1,823)	(1,447)
Valuation allowance increase	(2,967)	(161)
Ending balance	$19,756	$20,647

The following table presents the activity in the servicing asset valuation allowance for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
(Dollars in thousands)	2020	2019
Beginning balance	$222	$—
Valuation allowance increase	2,967	161
Ending balance	$3,189	$161

Mortgage servicing rights valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	March 31, 2020	December 31, 2019
Discount rate - conventional fixed loans	7.67%	8.92%
Discount rate - all loans excluding conventional fixed loans	8.67%	9.92%
Weighted average constant prepayment rate	19.38%	13.72%
Weighted average cost to service a loan	$87.30	$87.09
The fair value of mortgage servicing rights is sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows by utilizing discount rates, prepayment rates, and other inputs. The discount rate is based on the 10-year U.S. Treasury rate plus a risk premium of 700 basis points for conventional fixed loans and 800 basis points for all other loans. The prepayment rate is derived from the Public Securities Association Standard Prepayment model. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity. This results in a decrease in fair value, which occurred during first quarter 2020, resulting in an increase in the valuation allowance of $3.0 million. The average cost to service a loan is based on the number of loans serviced and the total cost to service the loans.
Other Servicing Rights
Other servicing rights were acquired as part of business combinations and relate to the sale of the guaranteed portion of government guaranteed loans with servicing retained. The amount of the other servicing rights were $1.7 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively. The amortization related to other servicing rights is recorded in other noninterest income.
NOTE H - REPURCHASE AGREEMENTS
BancShares utilizes securities sold under agreements to repurchase to facilitate the needs of customers and secure wholesale funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon price, and which obligates BancShares to repurchase the security at an agreed upon date, repurchase price, and interest rate. These agreements are recorded at the amount of cash received in connection with the transaction and are reflected as securities sold under customer repurchase agreements.
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities available for sale pledged as collateral under repurchase agreements was $558.5 million and $477.6 million at March 31, 2020 and December 31, 2019, respectively.
BancShares held securities sold under agreements to repurchase of $540.4 million at March 31, 2020, with overnight and continuous remaining contractual maturities collateralized by government agency securities and $443.0 million at December 31, 2019, with overnight and continuous remaining contractual maturities collateralized by government agency securities.
NOTE I - FDIC SHARED-LOSS PAYABLE
At March 31, 2020, shared-loss protection remains for single family residential loans acquired in the amount of $42.4 million. The shared-loss agreement for two of the FDIC-assisted transactions include a provision related to a payment that may be owed to the FDIC at the termination of the agreement if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition (the “clawback liability”). BancShares issued a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. The remaining clawback liability payment date is March 2021.
The following table provides changes in the FDIC shared-loss payable since December 31, 2019:

(Dollars in thousands)	Total
Balance at December 31, 2019	$112,395
Accretion	1,810
Payment made to the FDIC to settle shared-loss agreement	(99,468)
Balance at March 31, 2020	$14,737

NOTE J - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$132,570	$30,490	$102,080	$7,522	$1,730	$5,792
Defined benefit pension items	(165,834)	(38,142)	(127,692)	(172,098)	(39,583)	(132,515)
Total	$(33,264)	$(7,652)	$(25,612)	$(164,576)	$(37,853)	$(126,723)
The following table highlights changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$5,792	$—	$(132,515)	$(126,723)
Net unrealized gains arising during period	111,530	—	—	111,530
Amounts reclassified from accumulated other comprehensive loss	(15,242)	—	4,823	(10,419)
Net current period other comprehensive income	96,288	—	4,823	101,111
Ending balance	$102,080	$—	$(127,692)	$(25,612)

	Three months ended March 31, 2019
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$(38,505)	$(71,149)	$(125,533)	$(235,187)
Net unrealized gains arising during period	21,615	—	—	21,615
Amounts reclassified from accumulated other comprehensive loss	—	4,591	2,121	6,712
Net current period other comprehensive income	21,615	4,591	2,121	28,327
Ending balance	$(16,890)	$(66,558)	$(123,412)	$(206,860)

The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$19,795	Realized gains on investment securities available for sale, net
	(4,553)	Income taxes
	$15,242

Amortization of defined benefit pension items
Actuarial losses	$(6,264)	Other
	1,441	Income taxes
	$(4,823)
Total reclassifications for the period	$10,419

	Three months ended March 31, 2019
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(5,962)	Net interest income
	1,371	Income taxes
	$(4,591)

Amortization of defined benefit pension items
Prior service costs	$(14)	Salaries and wages
Actuarial losses	(2,741)	Other
	(2,755)	Income before income taxes
	634	Income taxes
	$(2,121)
Total reclassifications for the period	$(6,712)

NOTE K - ESTIMATED FAIR VALUES
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

BancShares’ management reviews any changes to its valuation methodologies to ensure they are appropriate and supportable, and refines valuation methodologies as more market-based data becomes available. Accuracy of the levels of the fair value hierarchy are validated at the end of the reporting period.
The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale and held to maturity. The fair value of U.S. Treasury, government agency and mortgage-backed securities, municipal securities, as well as a portion of corporate bonds, is generally estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers and are not directly observable. These securities are considered Level 3.
Investment in marketable equity securities. Equity securities are measured at fair value using observable closing prices and the market activity. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.
Loans held for sale. Management elects the fair value option on certain residential real estate loans originated to be sold to investors. The loans are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Portfolio loans that are subsequently transferred to held for sale to be sold in the secondary market are carried at fair value when a firm commitment from a counterparty exists. The fair value of the transferred portfolio loans is based on the quoted prices and is considered a Level 1 input.
Net loans and leases. Fair value is estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. The inputs used in the fair value measurements for loans and leases are considered Level 3 inputs.
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

Deposits. For non-time deposits, carrying value is a reasonable estimate of fair value. The fair value of time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits with similar remaining maturities. The inputs used in the fair value measurement for deposits are considered Level 2 inputs.
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
 For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2020 and December 31, 2019. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$454,220	$454,220	$376,719	$376,719
Overnight investments	688,518	688,518	1,107,844	1,107,844
Investment in marketable equity securities	315,501	315,501	82,333	82,333
Investment securities available for sale	7,789,034	7,789,034	7,059,674	7,059,674
Investment securities held to maturity	740,662	753,178	30,996	30,996
Loans held for sale	76,347	76,347	67,869	67,869
Net loans and leases	29,031,700	29,565,373	28,656,355	28,878,550
Income earned not collected	125,626	125,626	123,154	123,154
Federal Home Loan Bank stock	51,087	51,087	43,039	43,039
Mortgage and other servicing rights	21,488	22,733	24,891	26,927
Deposits	35,346,711	35,382,365	34,431,236	34,435,789
Securities sold under customer repurchase agreements	540,362	540,362	442,956	442,956
Federal Home Loan Bank borrowings	792,684	829,785	572,185	577,362
Subordinated debt	504,145	467,612	163,412	173,685
Other borrowings	105,303	105,460	148,318	149,232
FDIC shared-loss payable	14,737	15,674	112,395	114,252
Accrued interest payable	13,500	13,500	18,124	18,124

Among BancShares’ assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$205,782	$—	$205,782	$—
Government agency	760,431	—	760,431	—
Residential mortgage-backed securities	5,952,841	—	5,952,841	—
Commercial mortgage-backed securities	650,565	—	650,565	—
Corporate bonds	219,415	—	152,399	67,016
Total investment securities available for sale	$7,789,034	$—	$7,722,018	$67,016
Marketable equity securities	$315,501	$111,807	$203,694	$—
Loans held for sale	$76,347	$—	$76,347	$—

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$409,999	$—	$409,999	$—
Government agency	682,772	—	682,772	—
Residential mortgage-backed securities	5,267,090	—	5,267,090	—
Commercial mortgage-backed securities	380,020	—	380,020	—
Corporate bonds	201,566	—	131,881	69,685
State, county and municipal	118,227	—	118,227	—
Total investment securities available for sale	$7,059,674	$—	$6,989,989	$69,685
Marketable equity securities	$82,333	$29,458	$52,875	$—
Loans held for sale	$67,869	$—	$67,869	$—

During the three months ended March 31, 2020, there were transfers from Level 2 to Level 3 of $1.8 million in corporate bonds available for sale. The transfers were due to a lack of observable inputs and trade activity for those securities. During the three months ended March 31, 2019, there were no transfers between levels.
The following tables summarize activity for Level 3 assets:

Three months ended March 31, 2020
(Dollars in thousands)	Corporate bonds
Balance at January 1, 2020	$69,685
Unrealized net losses included in other comprehensive income	(4,366)
Amounts included in net income	(85)
Transfers in	1,782
Balance at March 31, 2020	$67,016
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at March 31, 2020:

(Dollars in thousands)			March 31, 2020
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$67,016

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a gain of $1.2 million and a gain of $249 thousand for the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$76,347	$72,883	$3,464

	December 31, 2019
	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$67,869	$65,697	$2,172
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2020 or December 31, 2019.
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
Following the adoption of ASC 326, the population of loans measured at fair value on a non-recurring basis has greatly diminished and is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated allowance for credit losses or if a charge-off has been recorded in the previous 12 months. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 9% and 11%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied was 9.45%.
Prior to the adoption of ASC 326, impaired loans were deemed to be at fair value if an associated allowance or current period charge-off had been recorded. The value of impaired loans was determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values were determined using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 11%, applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows were determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate for the majority of impaired loans generally ranges between 3% and 7%.
OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with with discounts generally between 7% and 22% applied for estimated selling costs and other external factors that may impact the marketability of the property. At March 31, 2020, the weighted average discount applied was 8.37%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$5,489	$—	$—	$5,489
Other real estate owned	46,710	—	—	46,710
Mortgage servicing rights	19,068	—	—	19,068

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$132,336	$—	$—	$132,336
Other real estate owned	38,310	—	—	38,310
Mortgage servicing rights	3,757	—	—	3,757

No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019.
NOTE L - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.
For the three months ended March 31, 2020 and 2019, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2020	2019
Service cost	$3,457	$3,113
Interest cost	8,531	9,291
Expected return on assets	(16,409)	(15,635)
Amortization of prior service cost	—	14
Amortization of net actuarial loss	6,264	2,741
Net periodic cost (benefit)	$1,843	$(476)

A discretionary contribution of $100.0 million was made to the pension plans during the three months ended March 31, 2020. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of the plans, returns on plan assets, discount rates and the current economic environment.
NOTE M - LEASES
The following table presents lease assets and liabilities as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Classification	March 31, 2020	December 31, 2019
Assets:
Operating	Other assets	$75,174	$77,115
Finance	Premises and equipment	9,261	8,820
Total leased assets		$84,435	$85,935
Liabilities:
Operating	Other liabilities	$75,011	$76,746
Finance	Other borrowings	9,024	8,230
Total lease liabilities		$84,035	$84,976

NOTE N - COMMITMENTS AND CONTINGENCIES
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.
Commitments to extend credit are legally binding agreements to lend to customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires collateral be pledged to secure the commitment, including cash deposits, securities and other assets.
Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ credit policies govern the issuance of standby letters of credit. The credit risk related to the issuance of these letters of credit is essentially the same as in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.
The following table presents the commitments to extend credit and standby letters of credit as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Unused commitments to extend credit	$10,775,845	$10,682,378
Standby letters of credit	106,055	99,601

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Affordable housing project investments were $166.6 million and $167.8 million as of March 31, 2020 and December 31, 2019, respectively, and were recorded in other assets. Unfunded commitments to fund future investments in affordable housing projects totaled $68.9 million and $70.0 million as of March 31, 2020 and December 31, 2019, respectively, and were recorded in other liabilities.
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
Management’s discussion and analysis (“MD&A”) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (“BancShares”). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q along with our financial statements and related MD&A of financial condition and results of operations included in our 2019 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2020, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us” and “BancShares” refer to the consolidated financial position and consolidated results of operations for BancShares.
EXECUTIVE OVERVIEW
BancShares conducts its banking operations through its wholly-owned subsidiary First-Citizens Bank & Trust Company (“FCB”), a state-chartered bank organized under the laws of the state of North Carolina.
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
We are focused on expanding our position in legacy and target markets through organic growth and strategic acquisitions. We believe our franchise is positioned for continued growth as a result of our client centric banking principles, disciplined lending standards, and our people.
Refer to our 2019 Annual Report on Form 10-K for further discussion of our strategy.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread throughout the world, causing significant disruptions to the domestic and global economies. In response to the outbreak, governments have imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains and overall economic instability. This uncertainty has led to volatility in the financial markets, including significant declines in the United States (“US”) equity markets. This impact was coupled with spikes in unemployment as a result of business shutdowns that may indicate future labor disruptions or a potential recession.
During the first quarter of 2020, the Federal Reserve’s Federal Open Market Committee (“FOMC”) lowered the federal funds rate by 150 basis points to a target range of 0.00% to 0.25%. The FOMC cited the effects of COVID-19 on economic activity and the risks posed to the economic outlook. The FOMC expects to maintain this target range until it is confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was passed. The bill was designed to provide short-term economic relief to individuals and businesses most impacted by the fallout of the pandemic. Key provisions include: for individuals, economic impact payments and enhanced unemployment benefits; for small businesses, access to loans and support through the Small Business Administration (“SBA”), direct aid and loans to the medical industry and other affected sectors, and certain tax benefits that can be used in conjunction with the other aid mentioned. While direct aid to financial services entities is not a primary goal of the provisions, financial institutions will function to transmit funds from the Federal Reserve, SBA and US Treasury to the public. In addition, there were other regulatory actions taken that may impact our business including troubled debt restructuring recognition relief, changes in credit reporting on customer forbearance, federally backed mortgage forbearance, potential legal lending limit relaxation and other economic stabilization efforts.
BANCSHARES’ COVID-19 CRISIS PREPAREDNESS AND RESPONSE
BancShares’ strong capital and liquidity positions, along with a history of sound risk management, provide flexibility and stability to navigate this crisis. At the onset, BancShares assembled a cross-functional leadership team to ensure business continuity, protect the safety of our associates, and support our customers and communities. Our continued investment in technology allowed our team to respond to customers without interruption. Digital account openings and virtual logins increased approximately 25% from pre-COVID-19 levels and we have successfully deployed a remote work strategy for numerous associates. Our leadership team, with the help of all our dedicated associates, has been working diligently to ensure our high standards of customer service continue while also protecting the safety and soundness of our organization and the health and welfare of our stakeholders.

Supporting Our Associates

•	More than 90% of associates at our corporate locations are working remotely.

•	Branches transitioned to drive-thru and lobby by appointment only service to limit exposure to our associates and our customers.

•	Increased access to employee assistance programs, including emotional support and assistance with childcare and eldercare services.

•	Offering paid leave and medical treatment for associates with COVID-19-related illnesses.

•	Established an internal COVID-19 platform to provide daily communication across the company.
Supporting Our Customers

•	Ensuring the majority of our branches remain operational for our customers with appropriate safety protocols.

•	Waiving early withdrawal penalties on certificates of deposit when customers need the funds for relief.

•	Offering 90-day payment deferrals for qualified borrowers with no late fees.

•	Increasing access to funds through our traditional lending products and offering special unsecured loans for up to 24 months with a low fixed interest rate and no payments for 90 days.

•	Participating in the Small Business Administration Paycheck Protection Program (“SBA-PPP”).
Diversified Loan Portfolio and Ongoing Monitoring of Credit Risk
While we understand that helping our customers through this trying time may defer a full understanding of the impact of COVID-19, we are actively monitoring our loan portfolio for areas of increased risk. As of May 4, 2020, we have approved or processed loan payment extensions on approximately $6.5 billion in loans (approximately $200 million in deferred payments) for customers in good standing who have been affected by COVID-19. BancShares has a well-diversified loan portfolio by geography and industry, however, extensions have been concentrated in industries impacted the most by the pandemic which includes our dental and medical portfolios, as well as the hospitality industry. The risk profile is somewhat mitigated as our typical customer’s dental or medical practice is well established and actively managed. Social distancing requirements had an immediate impact on both of these industries; however, they should also see immediate demand for services once those restrictions are lessened. Through April 24, 2020, we have not seen significant shifts in credit line utilization or overall declines in credit quality. BancShares continues to have solid credit performance that has matched or exceeded its peer group net charge-off ratios over time.
We are actively participating in the SBA-PPP program, which will provide much needed funds to our small business customers. In March, we put together a detailed and comprehensive framework to enable us to accept applications from our customers to help them in this time of need. We processed approximately 5,000 SBA-PPP loan applications, securing funding for our customers of approximately $1.8 billion, during the initial round of funding for this program. As of May 4, 2020, we have processed approximately 18,000 additional loan applications for the second phase of this program, representing additional funding of approximately $1.6 billion.
Strong Liquidity Position and Low Cost Funding Sources
We maintain a strong level of liquidity, which positions us well to adapt to stresses posed by this environment. As of March 31, 2020, we had liquid assets (available cash and unencumbered high quality liquid assets at market value) totaling approximately $5.5 billion. This represented 13.2% of consolidated assets as of March 31, 2020.
In addition to liquid assets, we had contingent sources of liquidity totaling approximately $11.3 billion in the form of Federal Home Loan Bank borrowing capacity, Federal Reserve Discount Window availability, fed funds lines and a committed line of credit.
Our funding base is composed of 94.8% deposits, of which 38.7% are demand deposit accounts. Of our total deposits, 97.7% are core deposits. As of March 31, 2020, our loan to deposit ratio was 83.7% and our cost of total deposits was 0.28%.
Strong Capital Position
In accordance with our capital plan, we operate with a level of capital above regulatory established well-capitalized limits. This plan considers an assessment of internal and external risk factors and is further informed by combined idiosyncratic and market-stressed scenarios.
At March 31, 2020, BancShares’ regulatory capital ratios were well in excess of Basel III capital requirements to withstand these market-stressed scenarios with a total risk-based capital ratio of 13.7%, a Tier 1 risk-based capital ratio of 11.4%, a common equity Tier 1 ratio of 10.4%, a Tier 1 leverage ratio of 9.0%, and a capital conservation buffer of 5.4%, over twice the required level of 2.5%.

SIGNIFICANT EVENTS IN 2020
On January 1, 2020 BancShares adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new credit loss methodology for the estimation of credit losses.The amendments in this ASU require loss estimates be determined over an asset’s lifetime and broaden the information that an entity must consider in developing its expected credit losses. BancShares adopted this ASU using the modified retrospective approach for all loans, leases, debt securities designated as held to maturity, and unfunded loan commitments. BancShares adopted this ASU using the prospective transition approach for PCD loans previously accounted for under ASC 310-30 and debt securities available for sale. Refer to Note A - Accounting Policies and Basis of Presentation for additional information.
Upon adoption, BancShares recorded a net decrease of $37.9 million in the Allowance for Credit Losses (“ACL”) which included a decrease of $56.9 million in the ACL on non-purchased credit deteriorated (“non-PCD”) loans, offset by an increase of $19.0 million in the ACL on purchased credit deteriorated (“PCD”) loans. The $56.9 million change in the ACL on non-PCD loans, as well as an $8.9 million increase in the reserve for unfunded commitments, net of deferred taxes, resulted in an increase in retained earnings of $36.9 million. The $19.0 million increase in the ACL on PCD loans resulted in a gross up of loan balances by this same amount and did not have any effect on retained earnings. Impact to total capital and capital ratios was not significant and we did not elect the capital phase-in option allowable for regulatory reporting purposes.
On February 1, 2020, FCB completed the merger of Duluth, Georgia-based Community Financial Holding Co. Inc. and its bank subsidiary, Gwinnett Community Bank, into FCB.
On April 17, 2020, FCB completed the sale of three branches to Select Bank & Trust Company (“Select Bank”), which were originally acquired from Entegra Bank on December 31, 2019.

FINANCIAL PERFORMANCE SUMMARY
First Quarter Highlights

•
Net income for the first quarter of 2020 totaled $57.2 million, a decrease of $54.2 million, or 48.7% compared to the same quarter in 2019. Net income per share common shares decreased $4.21, or 43.6%, to $5.46 in the first quarter of 2020, from $9.67 per share during the same period in 2019. First quarter 2020 earnings were impacted by a $51.4 million ($39.7 million net of tax) decline in fair value in the equity securities portfolio, as well as a $21.5 million ($16.6 million net of tax) additional provision expense for the potential impact of COVID-19.

•
Return on average assets for the first quarter of 2020 was 0.57%, down from 1.27% in the first quarter of 2019. Return on average equity for the first quarter of 2020 was 6.24%, down from 12.86% in the the first quarter of 2019. The impact of the adjustments to net income described above reduced the first quarter ROA and ROE by 0.56% and 6.14%, respectively.

•
Net interest income totaled $338.4 million for the first quarter of 2020, an increase of $17.9 million, or 5.6% compared to the same quarter in 2019. The taxable-equivalent net interest margin (“NIM”) was 3.55% for the first quarter of 2020, down from 3.86% for the first quarter in 2019.

•
The allowance for credit losses was $209.3 million at March 31, 2020, compared to $225.1 million at December 31, 2019. The $15.8 million change was due primarily to the $37.9 million reduction in the allowance as a result of adopting ASC 326, partially offset by a $21.5 million increase as a result of COVID-19.

•	Noninterest income for the first quarter of 2020 totaled $64.0 million, a decrease of $39.7 million, or 38.3% compared to the same quarter of 2019.

•	Noninterest expense was $300.0 million for the first quarter of 2020, compared to $267.7 million during the same quarter of 2019, an increase of $32.3 million or 12.1%.

•
Total loans grew to $29.24 billion, an increase of $359.5 million, or 5.0% on an annualized basis, since December 31, 2019. The net charge-off ratio was 0.10% for the first quarter of 2020, down from 0.11% for the same quarter in 2019.

•
Total deposits grew to $35.35 billion, an increase of $915.5 million, or 10.7% on an annualized basis, since December 31, 2019. Excluding acquired deposits, total deposits increased $697.5 million since December 31, 2019, or by 8.1% on an annualized basis.

•
During the first quarter of 2020, BancShares successfully completed a $695 million capital raise which consisted of $350 million of subordinated notes and $345 million of Series A preferred stock. BancShares repurchased 349,390 shares of its Class A common stock during the first quarter of 2020 totaling $159.7 million. At March 31, 2020, BancShares remained well capitalized with a total risk-based capital ratio of 13.7%, a Tier 1 risk-based capital of 11.4%, a common equity Tier 1 ratio of 10.4%, and a leverage ratio of 9.0%.

Table 1
SELECTED QUARTERLY DATA

	2020	2019
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$369,559	$354,048	$362,318	$350,721	$336,924
Interest expense	31,159	26,924	25,893	23,373	16,452
Net interest income	338,400	327,124	336,425	327,348	320,472
Provision for credit losses	28,355	7,727	6,766	5,198	11,750
Net interest income after provision for credit losses	310,045	319,397	329,659	322,150	308,722
Noninterest income	64,011	104,393	100,930	106,875	103,663
Noninterest expense	299,971	292,262	270,425	273,397	267,657
Income before income taxes	74,085	131,528	160,164	155,628	144,728
Income taxes	16,916	29,654	35,385	36,269	33,369
Net income	$57,169	$101,874	$124,779	$119,359	$111,359
Net interest income, taxable equivalent	$339,174	$328,045	$337,322	$328,201	$321,372
PER COMMON SHARE DATA
Net income	$5.46	$9.55	$11.27	$10.56	$9.67
Cash dividends	0.40	0.40	0.40	0.40	0.40
Market price at period end (Class A)	332.87	532.21	471.55	450.27	407.20
Book value at period-end	351.90	337.38	327.86	319.74	309.46
SELECTED QUARTERLY AVERAGE BALANCES
Total assets (1)	$40,648,806	$38,326,641	$37,618,836	$37,049,030	$35,625,885
Investment securities	7,453,159	7,120,023	6,956,981	6,803,570	6,790,671
Loans and leases (2)	29,098,101	27,508,062	26,977,476	26,597,242	25,515,988
Interest-earning assets	38,004,341	36,032,680	35,293,979	34,674,842	33,432,162
Deposits	34,750,061	33,295,141	32,647,264	32,100,210	30,802,567
Interest-bearing liabilities	23,153,777	20,958,943	20,551,393	20,397,445	19,655,434
Securities sold under customer repurchase agreements	474,231	495,804	533,371	556,374	538,162
Other short-term borrowings	157,759	28,284	23,236	40,513	—
Long-term borrowings	961,132	467,223	384,047	371,843	344,225
Shareholders’ equity	$3,682,634	$3,570,872	$3,580,235	$3,546,041	$3,509,746
Common shares outstanding	10,473,119	10,708,084	11,060,462	11,286,520	11,519,008
SELECTED QUARTER-END BALANCES
Total assets (1)	$41,594,453	$39,824,496	$37,748,324	$37,655,094	$35,961,670
Investment securities	8,845,197	7,173,003	7,167,680	6,695,578	6,914,513
Loans and leases	29,240,959	28,881,496	27,196,511	26,728,237	25,463,785
Deposits	35,346,711	34,431,236	32,743,277	32,719,671	31,198,093
Securities sold under customer repurchase agreements	540,362	442,956	522,195	544,527	508,508
Long-term borrowings	1,297,132	588,638	453,876	369,854	341,108
Shareholders’ equity	$3,957,520	$3,586,184	$3,568,482	$3,574,613	$3,523,309
Common shares outstanding	10,280,105	10,629,495	10,884,005	11,179,905	11,385,405
SELECTED RATIOS AND OTHER DATA
Return on average assets (annualized)	0.57%	1.05%	1.32%	1.29%	1.27%
Return on average shareholders’ equity (annualized)	6.24	11.32	13.83	13.50	12.86
Net yield on interest-earning assets (taxable equivalent)	3.55	3.59	3.77	3.77	3.86
Net charge-offs (annualized) to average loans and leases	0.10	0.14	0.10	0.11	0.11
Allowance for credit losses to total loans and leases:
PCD	4.80	1.35	1.34	1.51	1.61
Non-PCD	0.64	0.77	0.82	0.83	0.88
Total	0.72	0.78	0.83	0.85	0.90
Ratio of total nonperforming assets to total loans, leases and other real estate owned (3)	0.79	0.58	0.57	0.56	0.53
Tier 1 risk-based capital ratio	11.43	10.86	11.80	12.03	12.69
Common equity Tier 1 ratio	10.36	10.86	11.80	12.03	12.69
Total risk-based capital ratio	13.65	12.12	13.09	13.34	14.02
Tier 1 leverage capital ratio	8.98	8.81	9.18	9.35	9.80
Dividend payout ratio	7.33	4.19	3.55	3.79	4.14
Average loans and leases to average deposits	83.74	82.62	82.63	82.86	82.84
(1) We adopted ASC Topic 326 utilizing the modified retrospective approach. We did not restate selected financial data for the quarters prior to 2020 presented above.
(2) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.
(3) Upon adoption of ASC 326, we dissolved pooling of PCI loans allowed under ASC 310-10. This increased the amount of nonaccrual loans as those nonaccrual loans within performing PCI pools were previously excluded from reporting. As of January 1, 2020, there were $47.0 million of nonaccrual loans released from performing PCI pools.

BUSINESS COMBINATIONS
Community Financial Holding Co. Inc.
On February 1, 2020, FCB completed the merger of Duluth, Georgia-based Community Financial Holding Co. Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank, into FCB. Under the terms of the agreement, total cash consideration of $2.3 million was paid to the shareholders of Community Financial. The merger allows FCB to expand its presence and enhance banking efforts in Georgia. The merger contributed $222.1 million in consolidated assets, which included $686 thousand of goodwill, $134.0 million in loans, and $209.3 million in deposits.
See Note B - Business Combinations for additional disclosures.
Entegra Financial Corp.
On April 17, 2020, FCB and Select Bank completed the sale of three North Carolina branches located in Highlands, Sylva and Franklin. FCB was required to divest these branches, other assets and liabilities in order to obtain regulatory approval for the merger of Franklin, North Carolina-based Entegra Entegra and its bank subsidiary, Entegra Bank, completed in the fourth quarter of 2019. The assets and liabilities of the branches divested are recorded on the Consolidated Balance Sheets and in the related Unaudited Notes to the Consolidated Financial Statements within loans and leases, premises and equipment and total deposits with a fair value of $108.8 million, $1.9 million, and $185.3 million, respectively as of March 31, 2020. The Select Bank purchase price, of the divested branches, included an 8% premium for deposits acquired that was applied against goodwill generated as part of the merger with Entegra Bank. FCB completed the transaction with Select Bank on April 17, 2020.
FDIC-Assisted Transactions
BancShares completed fourteen FDIC-assisted transactions between 2009 and 2017. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of March 31, 2020, shared-loss protection remains for single family residential loans acquired in the amount of $42.4 million.
The shared-loss agreement for two of the FDIC-assisted transactions include a provision related to a payment that may be owed to the FDIC at the termination of the agreement (the “clawback liability”). As of March 31, 2020 and December 31, 2019, the estimated clawback liability was $14.7 million and $112.4 million, respectively. BancShares issued a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. The remaining clawback liability payment date is March 2021.

Table 2
CONSOLIDATED QUARTER-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended
	March 31, 2020			March 31, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$29,098,101	$326,155	4.46%	$25,515,988	$291,569	4.59%
Investment securities:
U. S. Treasury	299,777	1,677	2.25	1,208,231	6,496	2.18
Government agency	721,254	4,121	2.29	286,514	2,309	3.22
Mortgage-backed securities	6,060,434	30,707	2.03	5,051,416	28,834	2.28
Corporate bonds	205,504	2,477	4.82	145,127	1,937	5.34
Other investments	166,190	678	1.64	99,383	282	1.15
Total investment securities	7,453,159	39,660	2.13	6,790,671	39,858	2.35
Overnight investments	1,453,081	4,518	1.25	1,125,503	6,397	2.31
Total interest-earning assets	38,004,341	370,333	3.88	33,432,162	337,824	4.06
Cash and due from banks	300,433			282,060
Premises and equipment	1,251,970			1,214,324
Allowance for credit losses	(187,269)			(224,434)
Other real estate owned	53,356			47,098
Other assets	1,225,975			874,675
Total assets	$40,648,806			$35,625,885

Liabilities
Interest-bearing deposits:
Checking with interest	$8,188,983	$1,701	0.08%	$7,557,991	$1,377	0.07%
Savings	2,593,869	285	0.04	2,523,543	206	0.03
Money market accounts	7,016,587	9,109	0.52	5,847,740	4,140	0.29
Time deposits	3,761,216	13,099	1.40	2,843,773	7,203	1.03
Total interest-bearing deposits	21,560,655	24,194	0.45	18,773,047	12,926	0.28
Securities sold under customer repurchase agreements	474,231	442	0.38	538,162	459	0.35
Other short-term borrowings	157,759	804	2.02	—	—	—
Long-term borrowings	961,132	5,719	2.35	344,225	3,067	3.56
Total interest-bearing liabilities	23,153,777	31,159	0.54	19,655,434	16,452	0.34
Noninterest-bearing deposits	13,189,406			12,029,520
Other liabilities	622,989			431,185
Shareholders’ equity	3,682,634			3,509,746
Total liabilities and shareholders’ equity	$40,648,806			$35,625,885
Interest rate spread			3.34%			3.72%

Net interest income and net yield on interest-earning assets		$339,174	3.55%		$321,372	3.86%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the three months ended March 31, 2020 and 2019. The taxable-equivalent adjustment was $774 and $900 for the three months ended March 31, 2020 and 2019, respectively.

Table 3
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended March 31, 2020
	Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$36,049	$(1,463)	$34,586
Investment securities:
U. S. Treasury	(4,889)	70	(4,819)
Government agency	3,504	(1,692)	1,812
Mortgage-backed securities	6,031	(4,158)	1,873
Corporate bonds	806	(266)	540
Other investments	—	396	396
Total investment securities	5,452	(5,650)	(198)
Overnight investments	1,886	(3,765)	(1,879)
Total interest-earning assets	$43,387	$(10,878)	$32,509
Liabilities
Interest-bearing deposits:
Checking with interest	$109	$215	$324
Savings	4	75	79
Money market accounts	769	4,200	4,969
Time deposits	2,259	3,637	5,896
Total interest-bearing deposits	3,141	8,127	11,268
Securities sold under customer repurchase agreements	(56)	40	(16)
Other short-term borrowings	804	—	804
Long-term borrowings	5,536	(2,885)	2,651
Total interest-bearing liabilities	9,425	5,282	14,707
Change in net interest income	$33,962	$(16,160)	$17,802
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
First Quarter 2020 compared to First Quarter 2019
Net interest income for the first quarter of 2020 totaled $338.4 million, an increase of $17.9 million, or 5.6%, compared to the first quarter of 2019. The taxable-equivalent NIM was 3.55% in the first quarter of 2020, a decrease of 31 basis points from the same quarter in the prior year.
The increase in net interest income was primarily due to an increase of $34.6 million in interest earned on loans from loan growth, partially offset by increases in interest expense on deposits of $11.3 million and borrowings of $3.4 million. The primary drivers of the margin decline were an increase in the rates paid on interest-bearing deposits, largely in time deposits and money market accounts, and a decline in the yield on interest earning assets.
Average interest-earning assets increased by $4.57 billion to $38.00 billion, compared to the first quarter of 2019. The primary drivers for this change were higher average loan balances which increased $3.58 billion, due to contributions from both recent acquisitions and organic loan growth, particularly within the commercial and residential mortgage portfolios, higher average investment securities of $662.5 million and higher average overnight investments of $327.6 million. The yield on interest-earning assets decreased by 18 basis points to 3.88% when compared to the first quarter of 2019. The yield on loans and leases decreased to 4.46%, or by 13 basis points, primarily due to lower yields on commercial and home equity loans mostly due to downward rate resets on variable rate loans and lower rates on originations. The yield on overnight investments and investment securities decreased by 106 basis points and 22 basis points, respectively. The yield decrease on overnight investments was primarily due to a lower federal funds rate, while lower yields on government agency and mortgage-backed securities were the primary reasons for the investment securities yield decline.
Average interest-bearing liabilities increased by $3.50 billion to $23.15 billion, compared to the first quarter of 2019. This increase was primarily due to an increase in average interest-bearing deposit balances of $2.79 billion driven by contributions from recent acquisitions and organic deposit growth, as well as an increase in average long-term borrowings of $616.9 million due to due to sub debt issuance and higher other borrowings in the quarter.

Rates on interest-bearing liabilities increased by 20 basis points to 0.54%, primarily due to increased rates paid on time deposits and money market accounts.
Provision for Credit Losses
BancShares recorded net provision expense of $28.4 million for the three months ended March 31, 2020 as compared to $11.8 million, for the same period in 2019. The increase in the current period was primarily due to conditions related to COVID-19 and the potential impact on BancShares’ portfolio loan losses. Loss estimates consider the potential impact of slower economic activity and increasing unemployment, as well as potential mitigating effects from the government stimulus and loan modification programs. The increase in provision was mostly related to commercial and industrial loans and commercial real estate.
Noninterest Income
Table 4
NONINTEREST INCOME

	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Service charges on deposit accounts	$26,413	$25,065
Wealth management services	26,412	25,001
Cardholder services, net	18,160	16,633
Other service charges and fees	7,792	7,422
Merchant services, net	5,888	5,835
Mortgage income	5,224	3,658
Insurance commissions	3,688	3,291
ATM income	1,422	1,511
Marketable equity securities (losses) gains, net	(51,408)	11,328
Realized gains on investment securities available for sale, net	19,795	—
Other	625	3,919
Total noninterest income	$64,011	$103,663
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income consist of fees and service charges generated from deposit accounts, cardholder and merchant services, wealth management services, and mortgage lending and servicing.
Noninterest income for the first quarter of 2020 was $64.0 million, compared to $103.7 million for the same period of 2019, a decrease of $39.7 million, or 38.3%. The most significant components of the change were as follows:

•	A decline in the market value of our equity securities portfolio resulted in a $62.7 million reduction in noninterest income.

•	Realized gains on investment securities available for sale were $19.8 million for the first quarter of 2020, while no gains were recognized in the first quarter of 2019.

•
Mortgage income increased by $1.6 million primarily due to favorable interest rate movements and increased origination volume. Noninterest income related to increased production was partially offset by a mortgage servicing rights impairment of $3.0 million recorded due to declining mortgage rates and an expected increase in prepayment activity.

•	Cardholder services increased by $1.5 million primarily due to volume increases and higher fee income.

•	Wealth management services increased by $1.4 million primarily due to an increase in average managed assets.

Noninterest Expense
Table 5
NONINTEREST EXPENSE

	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Salaries and wages	$145,255	$132,421
Employee benefits	38,511	32,535
Occupancy expense	27,480	27,761
Equipment expense	27,850	26,740
Processing fees paid to third parties	10,372	7,089
FDIC insurance expense	3,466	2,660
Collection and foreclosure-related expenses	4,054	3,022
Merger-related expenses	4,232	1,719
Telecommunications expense	2,973	2,041
Consultant expense	3,260	2,881
Advertising expense	2,669	2,552
Core deposit intangible amortization	3,859	4,247
Other	25,990	21,989
Total noninterest expense	$299,971	$267,657
The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $300.0 million during the first quarter of 2020, compared to $267.7 million for the same period in 2019, an increase of $32.3 million, or 12.1%. The most significant components of the change were as follows:

•
Personnel expense increased $18.8 million primarily due to an increase in salaries and wages as a result of net staff additions, including personnel from acquisitions (impact of $5.8 million), and merit increases.

•	Other noninterest expense increased by $4.0 million primarily due to an increase in pension costs.

•	Processing fees paid to third parties increased $3.3 million primarily due to the expansion of digital banking offerings.

•	Merger-related expenses increased by $2.5 million due to an increase in acquisition activity, particularly related to the acquisitions of Entegra and Community Financial.

•	Equipment expense increased by $1.1 million primarily due to higher depreciation on hardware and software additions.
Income Taxes
Income tax expense was $16.9 million and $33.4 million for the first quarter of 2020 and first quarter of 2019, respectively, representing effective tax rates of 22.8% and 23.1% during the periods.
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
Interest-earning assets totaled $38.85 billion and $37.23 billion at March 31, 2020 and December 31, 2019, respectively. The $1.62 billion increase was primarily composed of a $1.67 billion increase in investment securities and a $359.5 million increase in loans and leases, partially offset by a $419.3 million decrease in overnight investments.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities with minimal liquidity and credit risk, and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio and into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note C - Investments for additional disclosures.
The fair value of investment securities totaled $8.85 billion at March 31, 2020, an increase of $1.67 billion compared to December 31, 2019. The increase in the portfolio was primarily attributable to investment securities purchases of $5.32 billion, partially offset by sales of $3.16 billion and maturities/paydowns of $587.1 million.
As of March 31, 2020, investment securities available for sale had a net pre-tax unrealized gain of $132.6 million, compared to a net pre-tax unrealized gain of $7.5 million as of December 31, 2019. After evaluating the available for sale securities with unrealized losses, management concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no allowance for credit losses was needed at March 31, 2020. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes.
As part of the adoption of ASC 326, BancShares evaluated its portfolios of held to maturity and available for sale debt securities to determine the need to record a related allowance for credit losses. See Note A - Accounting Policies and Basis for Presentation for more detail on our policies and adoption. As of March 31, 2020 and January 1, 2020, no allowance for credit losses was required for available for sale and held to maturity debt securities
Table 6
INVESTMENT SECURITIES

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Composition(1)	Cost	Fair value	Composition(1)	Cost	Fair value
Investment securities available for sale
U.S. Treasury	2.3%	$204,971	$205,782	5.7%	$409,397	$409,999
Government agency	8.6	762,342	760,431	9.5	684,085	682,772
Residential mortgage-backed securities	67.2	5,832,518	5,952,841	73.4	5,269,060	5,267,090
Commercial mortgage-backed securities	7.3	635,565	650,565	5.3	373,105	380,020
Corporate bonds	2.5	221,068	219,415	2.8	198,278	201,566
State, county and municipal	—	—	—	1.6	118,227	118,227
Total investment securities available for sale	87.9	7,656,464	7,789,034	98.4	7,052,152	7,059,674
Investment in marketable equity securities	3.6	344,161	315,501	1.1	59,262	82,333
Investment securities held to maturity
Residential mortgage-backed securities	8.3	720,441	732,957	—	—	—
Other	0.2	20,221	20,221	0.4	30,996	30,996
Total investment securities held to maturity	8.5	740,662	753,178	0.4	30,996	30,996
Total investment securities	100.0%	$8,741,287	$8,857,713	100.0%	$7,142,410	$7,173,003
(1) Calculated as a percent of the total fair value of investment securities.

Loans and Leases
Loans and leases were $29.24 billion at March 31, 2020, a net increase of $359.5 million, representing annualized growth of 5.0% since December 31, 2019. This increase was driven by a $357.8 million net increase in the non-PCD portfolio as well as a $1.6 million net increase in the PCD loan portfolio. The net increase in the non-PCD portfolio was due to organic growth primarily in our commercial segments as well as $111.1 million in loans acquired from Community Financial. The net increase in PCD loans was primarily due to $24.2 million in loans from Community Financial as well as the adoption of ASC 326 resulting in a $19.0 million increase, partially offset by a $22.5 million decrease in loans from prior acquisitions. Excluding 2020 acquired loans, total loans grew by 3.1% on an annualized basis.
BancShares reports non-PCD and PCD loan portfolios separately, and the non-PCD portfolio is further divided into commercial and consumer segments. Non-PCD loans and leases at March 31, 2020 were $28.68 billion compared to non-PCI loans of $28.32 billion at December 31, 2019, representing 98.1% of total loans at both period ends. PCD loans at March 31, 2020 were $560.4 million, compared to $558.7 million of PCI loans at December 31, 2019, representing 1.9% of loans at both period ends.
The discount related to acquired non-PCD loans and leases at March 31, 2020 and PCI loans and leases at December 31, 2019 was $28.3 million and $30.9 million, respectively. The discount related to PCD loans at March 31, 2020 and PCI loans and leases at December 31, 2019 was $61.6 million and $88.2 million, respectively. The primary driver of the decrease in PCD discount is the adoption of ASC 326, which resulted in a reclassification of the credit portion of the loan discount to the ACL of $19.0 million.
During the three months ended March 31, 2020 and 2019, accretion income on purchased non-PCD loans and leases was $2.5 million and $3.2 million, respectively. During the three months ended March 31, 2020 and 2019, interest and accretion income on purchased PCD loans and leases was $18.5 million and $17.8 million, respectively.

Table 7
LOANS AND LEASES

(Dollars in thousands)	March 31, 2020
Commercial:
Construction and land development	$1,014,017
Owner occupied commercial mortgage	10,076,132
Non-owner occupied commercial mortgage	3,058,235
Commercial and industrial and leases	4,738,098
Total commercial loans	18,886,482
Consumer:
Residential mortgage	5,299,412
Revolving mortgage	2,362,644
Construction and land development	363,190
Consumer auto	1,201,152
Consumer other	567,727
Total consumer loans	9,794,125
Total non-PCD loans and leases	28,680,607
PCD loans	560,352
Total loans and leases	29,240,959
Less allowance for credit losses on loans and leases	(209,259)
Net loans and leases	$29,031,700

(Dollars in thousands)	December 31, 2019
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	28,322,780
PCI loans	558,716
Total loans and leases	28,881,496
Less allowance for loan and lease losses	(225,141)
Net loans and leases	$28,656,355
ALLOWANCE FOR CREDIT LOSSES
The ACL was $209.3 million at March 31, 2020, representing a decrease of $19.5 million since December 31, 2019. The ACL as a percentage of total loans and leases was 0.72% at March 31, 2020, compared to 0.85% December 31, 2019.
Upon adoption of ASC 326, BancShares recorded a net decrease of $37.9 million in the ACL which included a decrease of $56.9 million in the ACL on non-PCD loans, partially offset by an increase of $19.0 million in the ACL on PCD loans. The decrease in the ACL on non-PCD loans was primarily in the commercial segments as these portfolios have exhibited strong historical credit performance and have relatively short average lives. This decrease was partially offset by an increase in the consumer segments due to their longer average lives. The increase in the ACL on PCD loans was primarily the result of reallocating credit discount from loan balances into ACL.

The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the quarter ended March 31, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $21.5 million increase due to the potential economic impact of COVID-19 and its estimated impact on credit losses during the quarter. Within our forecast period of 24 months, forecasts varied widely for key macroeconomic variables (unemployment, gross domestic product, home price index, and commercial real estate index) used in the ACL models. Expected loss estimates considered the potential impact of slower economic activity with increasing unemployment, as well as potential mitigating impacts from the government stimulus and loan modification programs. These loss estimates were also influenced by BancShares strong credit quality, historically low net charge-offs and recent credit trends, which remained stable through the quarter ended March 31, 2020.
At March 31, 2020, the ACL allocated to non-PCD loans and leases was $182.3 million, or 0.64% of non-PCD loans and leases, compared to $217.6 million, or 0.77%, at December 31, 2019. The decrease of 13 basis points since December 31, 2019 was primarily due to the adoption of ASC 326, partially offset by the forecasted potential economic impacts of the COVID-19 pandemic on expected credit losses.
At March 31, 2020, the ACL for PCD loans totaled $26.9 million compared to $7.5 million at December 31, 2019. The increase was primarily due the adoption of ASC 326.
Net charge-offs for loans and leases were $7.5 million during the first quarter of 2020, compared to $6.7 million during the first quarter of 2019. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.10% and 0.11% for the first quarter of 2020 and 2019, respectively.
Table 8
ALLOWANCE FOR CREDIT LOSSES

	Three months ended March 31, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Balance at December 31	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1	$2,152	$17,128	$11,562	$23,973	$35,350	$23,367	$1,418	$5,392	$40,338	$26,537	$187,217
Provision (credits)	51	6,107	4,956	10,423	3,593	1,304	(223)	958	3,774	(2,588)	28,355
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	—	(320)	—	(5,049)	(800)	(585)	(70)	(944)	(5,370)	(1,123)	(14,261)
Recoveries	87	55	13	1,272	223	471	15	363	1,359	2,897	6,755
Balance at March 31	$2,290	$22,970	$16,531	$30,619	$38,366	$24,557	$1,140	$5,769	$40,101	$26,916	$209,259

	Three months ended March 31, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	PCI	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Provision (credits)	2,119	2,371	(83)	2,725	(498)	1,508	209	123	3,440	(164)	11,750
Charge-offs	(44)	(761)	—	(1,858)	—	(166)	(963)	—	(6,362)	—	(10,154)
Recoveries	131	220	1	538	444	173	387	—	1,573	—	3,467
Balance at March 31	$37,476	$45,281	$2,399	$57,025	$2,167	$16,987	$21,495	$2,473	$34,492	$8,980	$228,775
The reserve for unfunded loan commitments was $10.5 million and $1.1 million at March 31, 2020 and December 31, 2019, respectively. The increase in the reserve was primarily due to increases in the scope of off-balance sheet exposures considered in this estimate due to the provisions of ASC 326.

Table 9
ALLOWANCE FOR CREDIT LOSSES RATIOS

	Three months ended March 31
(Dollars in thousands)	2020	2019
Average loans and leases:
PCD	$530,087	$579,080
Non-PCD	28,502,231	24,936,898
Loans and leases at period-end:
PCD	560,352	557,356
Non-PCD	28,680,607	24,906,429
Allowance for credit losses allocated to:
PCD	26,916	8,980
Non-PCD	182,343	219,795
Total	$209,259	$228,775
Net charge-offs (recoveries) to average loans and leases:
PCD	(1.35)%	—%
Non-PCD	0.13	0.11
Total	0.10	0.11
Allowance for credit losses to total loans and leases:
PCD	4.80	1.61
Non-PCD	0.64	0.88
Total	0.72	0.90
NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (“OREO”). At March 31, 2020, BancShares’ nonperforming assets totaled $230.3 million, an increase of $79.1 million since December 31, 2019.
Nonaccrual loans and leases at March 31, 2020 were $174.6 million, reflecting an increase of $52.9 million since December 31, 2019. The increase was primarily due to the dissolution of PCI loan pools under the adoption of ASC 326 as those nonaccrual loans within performing PCI pools were previously excluded from reporting. As of January 1, 2020, there were $47.0 million of nonaccrual loans released from performing PCI pools, including $24.2 million of loans that were greater than 90 days past due. The credit quality of the portfolio remains in line with our risk tolerances and management has not identified material increases in portfolio risk. At March 31, 2020, OREO totaled $55.7 million, representing an increase of $9.1 million since December 31, 2019 primarily due to additions from Community Financial of $9.8 million. The additional PCI nonaccrual loans and acquired OREO resulted in an increase of 18 basis points to the nonperforming assets ratio at March 31, 2020.
Table 10
NONPERFORMING ASSETS

	2020	2019
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCD	$121,337	$114,946	$108,816	$100,701	$88,958
PCD	53,234	6,743	829	4,274	1,667
Other real estate owned	55,707	46,591	46,253	46,236	43,306
Total nonperforming assets	$230,278	$168,280	$155,898	$151,211	$133,931

Accruing loans and leases 90 days or more past due
Non-PCD	$2,933	$3,291	$4,247	$3,468	$3,493
PCD	37	24,257	23,287	29,319	33,981

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.79%	0.58%	0.57%	0.56%	0.53%

TROUBLED DEBT RESTRUCTURINGS (“TDR”)
We selectively agree to modify existing loan terms to provide relief to customers who are experiencing financial difficulties or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. TDRs not accruing interest at the time of restructure are included as nonperforming loans. TDRs accruing at the time of restructure and continuing to perform based on the restructured terms are considered performing loans.
Table 11
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	March 31, 2020	December 31, 2019
Accruing TDRs:
Non-PCD	$119,562	$111,676
PCD	14,061	17,074
Total accruing TDRs	133,623	128,750
Nonaccruing TDRs:
Non-PCD	41,185	42,331
PCD	4,997	111
Total nonaccruing TDRs	46,182	42,442
All TDRs:
Non-PCD	160,747	154,007
PCD	19,058	17,185
Total TDRs	$179,805	$171,192
Recent legislation and regulatory requirements have allowed for relief on determination of TDRs for new loan modifications and forbearances for borrowers experiencing COVID-19-related financial difficulty on loans that were current as of December 31, 2019. BancShares has elected to adopt this guidance and did not identify new TDRs as a result of COVID-19-related modifications beginning in March 31, 2020 for borrowers that were current at the time of requested modification.
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debentures, and other borrowings. Interest-bearing liabilities totaled $23.60 billion at March 31, 2020, compared to $22.83 billion at December 31, 2019. The $769.2 million increase was due to an increase in total borrowings of $615.6 million and an increase in interest-bearing deposits of $153.5 million.
Deposits
Due to our focus on maintaining a strong liquidity position, core deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers but, as economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth is significantly dependent on our success at retaining existing deposits and generating new deposits at a reasonable cost.
At March 31, 2020, total deposits were $35.35 billion, an increase of $915.5 million, representing annualized growth of 10.7% since December 31, 2019. Excluding acquired deposits totaling $218.0 million, deposits increased $697.5 million, or by 8.1% annualized, over the same time period. This organic growth was primarily the result of increases in demand and money market accounts partially offset by a decline in time deposits.
Table 12
DEPOSITS

(Dollars in thousands)	March 31, 2020	December 31, 2019
Demand	$13,688,744	$12,926,796
Checking with interest	8,204,383	8,284,302
Money market	7,172,488	6,817,752
Savings	2,661,000	2,564,777
Time	3,620,096	3,837,609
Total deposits	$35,346,711	$34,431,236

Borrowings
At March 31, 2020, total borrowings were $1.94 billion compared to $1.33 billion at December 31, 2019. The $615.6 million increase was primarily due to a subordinated debt issuance of $340.7 million in the first quarter of 2020, an increase in FHLB borrowings of $220.5 million and an increase in securities sold under customer repurchase agreements of $97.4 million, partially offset by a decrease in other borrowings of $43.0 million.
Table 13
BORROWINGS

(Dollars in thousands)	March 31, 2020	December 31, 2019
Securities sold under customer repurchase agreements	$540,362	$442,956
Federal Home Loan Bank borrowings	792,684	572,185
Subordinated debt
SCB Capital Trust I	9,749	9,739
FCB/SC Capital Trust II	17,564	17,532
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	14,433	14,433
Other subordinated debt	374,254	33,563
Total subordinated debt	504,145	163,412
Other borrowings	105,303	148,318
Total borrowings	$1,942,494	$1,326,871
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
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
On March 4, 2020, BancShares completed its public offering of $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due 2030. On March 12, 2020, BancShares issued and sold an aggregate of 13,800,000 depositary shares, each representing a 1/40th interest in a share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series A Preferred Stock) for a total of $345 million.
The capital raise provides liquidity for general corporate purposes, which may include, but is not limited to, providing capital to support our growth organically or through strategic acquisitions, financing investments and capital expenditures, for funding investments in FCB as regulatory capital, and redeeming or repurchasing our common stock.
During the first quarter of 2020, BancShares repurchased 349,390 shares of Class A common stock for $159.7 million at an average cost per share of $457.05. During the three months ended March 31, 2019, BancShares repurchased a total of 243,000 shares of Class A common stock for $100.7 million at an average cost per share of $414.58. All Class A common stock repurchases completed in 2019 and 2018 were consummated under previously approved authorizations.
Subsequent to quarter-end through April 30, 2020, BancShares repurchased an additional 111,700 shares of Class A common stock for $37.3 million at an average cost per share of $333.71.
On April 28, 2020, the Board authorized share repurchases of up to 500,000 of BancShares’ Class A common stock for the period May 1, 2020 through July 31, 2020. This authority will supersede all previously approved authorities.
The table below shows activities that caused the change in outstanding Class A common stock over the past five quarters.
Table 14
CHANGES IN SHARES OF CLASS A COMMON STOCK OUTSTANDING

	2020	2019
	First	Fourth	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Class A shares outstanding at beginning of period	9,624	9,879	10,175	10,380	10,623
Repurchases	(349)	(255)	(296)	(205)	(243)
Class A shares outstanding at end of period	9,275	9,624	9,879	10,175	10,380

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
In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive loss within shareholders’ equity. These amounts are excluded from shareholders’ equity in the calculation of our capital ratios under current regulatory guidelines.
Table 15
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	March 31, 2020		December 31, 2019
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,612,960	11.43%	$3,344,305	10.86%
Common equity Tier 1	6.50	3,273,002	10.36	3,344,305	10.86
Total risk-based capital	10.00	4,313,280	13.65	3,731,501	12.12
Tier 1 leverage ratio	5.00	3,612,960	8.98	3,344,305	8.81

FCB
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,904,111	12.42%	$3,554,974	11.54%
Common equity Tier 1	6.50	3,904,111	12.42	3,554,974	11.54
Total risk-based capital	10.00	4,149,931	13.20	3,837,670	12.46
Tier 1 leverage ratio	5.00	3,904,111	9.72	3,554,974	9.38
As of March 31, 2020, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
BancShares and FCB had capital conservation buffers of 5.65% and 5.20%, respectively, at March 31, 2020, which exceeded the 2.50% requirement and, therefore, result in no limit on distributions.
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
In response to COVID-19, BancShares assembled a cross-functional leadership team to identify and manage newly identified risks and provide effective risk oversight through this pandemic. New or elevated risks have been identified in multiple areas, including but not limited to, operational risk, credit risk, market risk, liquidity risk, capital adequacy risk, compliance risk, and financial reporting risk. As such, we have incorporated changes to Item 1A. Risk Factors within this Quarterly Report on Form 10-Q to capture these changes. These new or increased areas of risk are being actively managed by senior leadership, and have been incorporated into reporting for key management committees and regular updates are being provided to the Board of Directors.
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCD or non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ACL that accounts for losses inherent in the loan and lease portfolio.
We are actively monitoring our loan portfolio for areas of increased risk as a result of COVID-19. As of May 4, 2020, we have approved or processed loan payment extensions on approximately $6.5 billion in loans (approximately $200 million in deferred payments) for customers in good standing who have been affected by COVID-19. BancShares has a well-diversified loan portfolio, by geography and industry, however, extensions have been concentrated in industries impacted the most by the pandemic, which include our dental and medical portfolios, as well as the hospitality industry. The risk profile is somewhat mitigated as our typical customer’s dental or medical practice is well established and actively managed. Social distancing requirements had an immediate impact on both of these industries; however, they should also see immediate demand for services once those restrictions are lessened. Through May 4, 2020, we have not seen significant shifts in credit line utilization or overall declines in credit quality. BancShares continues to have solid credit performance that has matched or exceeded its peer group.
Additionally, we are participating in the SBA-PPP program, which will provide much needed funds to our existing small business customers and continue to assess both the credit and operational risks this program presents. We processed approximately 5,000 SBA-PPP loan applications, securing funding for our customers of approximately $1.8 billion, during the initial round of funding for this program. As of May 4, 2020, we have processed approximately 18,000 additional loan applications for the second phase of this program, representing additional funding of approximately $1.6 billion.
Our ACL estimate for the quarter ended March 31, 2020 included extensive reviews of the changes in credit risk associated with the loan portfolio and uncertainties around economic forecasts and the overall economic impact of COVID-19. Expected loss estimates within each portfolio considered the potential impact of slower economic activity with increasing unemployment, as well as potential mitigating impacts from the government stimulus and loan modification programs. These loss estimates additionally considered BancShares historically strong credit quality and actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen deterioration from COVID-19 as of March 31, 2020.
Interest rate risk management
Interest rate risk (“IRR”) results principally from: assets and liabilities maturing or repricing at different points in time, assets and liabilities repricing at the same point in time but in different amounts, and short-term and long-term interest rates changing in different magnitudes.
We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. IRR scenarios modeled, include, but are not limited to, immediate, parallel rate shocks, interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates. Market interest rates declined significantly from year-end driven by economic uncertainty brought on by COVID-19. Net interest income deterioration in down rate shocks will remain muted due to the low absolute value of market interest rates. Assumptions that incorporate customer migration from low rate deposit instruments to intermediate term fixed rate instruments as rates rise have been adjusted based on actual deposit behavior over the last 3 years during a rising rate cycle.

Table 16 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of March 31, 2020 and December 31, 2019.
Table 16
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	March 31, 2020	December 31, 2019
-100	(4.20)%	(8.00)%
+100	3.40	1.30
+200	4.30	0.01
Net interest income sensitivity metrics at March 31, 2020 compared to December 31, 2019 were primarily affected by a reduction in both the number of offerings and promotional rates paid on time deposits. Additionally, as market interest rates have fallen in 2020, prepayment speeds have increased leading to an increase in loan interest income under positive rate shocks.
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
Table 17 table presents the EVE profile as of March 31, 2020 and December 31, 2019.
Table 17
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	March 31, 2020	December 31, 2019
-100	(11.50)%	(8.25)%
+100	2.40	(0.03)
+200	(1.20)	(4.80)
The economic value of equity metrics at March 31, 2020 compared to December 31, 2019 were primarily affected by strong growth in non-interest demand deposits coupled with adjustments to assumptions related to customer migration.
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

We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $5.45 billion at March 31, 2020 compared to $3.57 billion at December 31, 2019. Another source of available funds was advances from the FHLB of Atlanta and Chicago. Outstanding FHLB advances were $792.7 million as of March 31, 2020, and we had sufficient collateral pledged to secure $7.43 billion of additional borrowings from the FHLB of Atlanta. Also, at March 31, 2020, $3.88 billion in non-PCD loans with a lendable collateral value of $3.15 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other credit lines, which had $623.0 million of available capacity at March 31, 2020.
CRITICAL ACCOUNTING ESTIMATES
Except as described below, there have been no significant changes in our Critical Accounting Estimates as described in our 2019 Annual Report on Form 10‑K.
Allowance for credit losses - The allowance for credit losses on loans and leases replaces the allowance for loan and leases losses as a critical accounting estimate, as of January 1, 2020 with the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The allowance for credit losses represents management’s best estimate of current expected credit losses over the life of the portfolio of loan and leases. Estimating credit losses requires judgment in determining loan specific attributes impacting the borrower’s ability to repay contractual obligations. Other factors such as economic forecasts used to determine a reasonable and supportable forecast, prepayment assumptions, the value of underlying collateral, and changes in size composition and risks within the portfolio are also considered.
The allowance for credit losses is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses. The allowance is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast with reversion to historical assumptions. Loan losses are estimated using the fair value of collateral for collateral-dependent loans, or when the borrower is experiencing financial difficulty such that repayment of the loan is expected to be made through the operation or sale of the collateral. Loan balances considered uncollectible are charged-off against the ACL. Recoveries of amounts previously charged-off are credited to the ACL.
PCD assets represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses.
Management believes that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans and leases as of the balance sheet date. Actual losses incurred may differ materially from our estimates. Particularly, the impact of COVID-19 on both borrower credit and the greater macroeconomic environment is uncertain and changes in the duration, spread and severity of the virus will affect our loss experience.
FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q and Exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the impacts of COVID-19 on our business and the economy, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the acquisitions, the risks discussed in Part II, Item 1A. Risk Factors and other developments or changes in our business that we do not expect.

Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2020, BancShares’ market risk profile has changed since December 31, 2019 as discussed in the Form 10-K as a result of the outbreak of COVID-19 during the first quarter of 2020. See section Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
Item 4.    Controls and Procedures
BancShares’ management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that BancShares’ disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act.
During the first quarter of 2020, BancShares adopted ASU-2016-13 which resulted in a material change to our methodology for estimating credit losses on the loan portfolio. As a result, the Company implemented changes to policies, processes, and controls over estimating the allowance for credit losses. Many of these controls are similar to those previously used for estimating the allowance for loan and lease losses under legacy GAAP, however, there were changes implemented to account for the additional complexity of the credit loss models, review of economic forecasts and other assumptions used in the estimation process.
Except as noted above, no changes in BancShares’ internal control over financial reporting occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II
Item 1. Legal Proceedings
BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that are expected to have a material effect on BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note N - Commitments and Contingencies.
Item 1A. Risk Factors
The following paragraphs describe changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.
An outbreak of COVID-19 has adversely affected BancShares' business, financial condition and results of operations.
A novel strain of coronavirus (“COVID-19”) has spread across most of the world, including the United States beginning in the first quarter of 2020. It has caused severe disruptions to the US economy, regional quarantines, business shutdowns, high unemployment, disruptions to supply chains, and overall economic instability that has adversely impacted the operations, activities and business of BancShares and its customers. Effects have generally been felt across all industries; however, the industries that have been the most negatively impacted to date include hospitality, travel and tourism, retail, medical and dental, and financial services.
In response to the national public health crisis, Federal, State and Local governments continue to impose an array of restrictions on the way all businesses conduct their operations and on our customers, business partners, vendors and employees. These restrictions, along with other economic factors including inflation risks, oil price volatility, and changes in interest rates have and may continue to destabilize financial markets and negatively impact our customers’ business activities and operations, making it difficult for them to satisfy existing debt obligations. They also have led to increasing unemployment and slower consumer spending which in turn will increase our collection risk as deteriorating economic conditions correlate with lower credit quality metrics and higher customer defaults on loans. Economic pressures and uncertainty has and may continue to change consumer and business behaviors, which, in the short and long term, could affect borrowers’ creditworthiness and the demand for loans and other products and services we offer. BancShares is actively monitoring the loan portfolio to identify changes in credit risk within a specific geography, loan class, or within a particular industry concentration. Therefore, provision expense could increase as we incorporate these changes into our estimate on the allowance for credit losses.
Additionally, our operations have experienced disruptions as we transitioned to a remote working environment for most corporate employees and we adjusted branch operations and corporate processes. There may be increased absenteeism, and lost productivity as a result of the remote workforce. We may see an increased incidence of cybersecurity threats or fraud as cyber-criminals look to profit from the disruption and potential strain on information technology and the fear of the general public. There may be disruption in critical third party services as they adjust to the new operating environment. BancShares has a comprehensive business continuity and data security plan in place but may not be able to mitigate all of the issues identified above.
Market volatility and general uncertainty in the capital markets may also impact our business. Our access to capital and liquidity could be limited by market disruptions which could be exacerbated by delays in customer payments or significant withdrawals from customer deposit accounts. In addition, the fair value of our assets and liabilities will be impacted by the changing market environment. This could also increase liquidity and capital adequacy risks, as well as long-lived asset impairment risk.
As the government and its regulatory bodies respond to the crisis, it increases the burden on our associates to quickly respond to changing regulatory guidance. This could increase the risk of noncompliance.

The impacts laid out above and others will be felt across all of the following categories of risk identified by BancShares in our Annual Report on Form 10-K:

•	Operational Risk

•	Credit Risk

•	Market Risk

•	Liquidity Risk

•	Capital Adequacy Risk

•	Compliance Risk

•	Strategic Risk

•	Financial Reporting Risk
The effects of the COVID-19 pandemic will heighten specific risk factors and could impact substantially all risk factors described in our Annual Report on Form 10-K under the risk categories listed above. Those effects will adversely affect our business operations and results at least until the outbreak has subsided, and the negative effects on the economy, our customers and our business and results likely will continue to be felt for some time afterwards. The full extent of the impact will depend on future developments that are highly uncertain including the duration and spread of the outbreak, its severity, governmental actions to contain the virus, and the long term economic impact, both globally, as well as in our banking markets, which includes a potential recession. As a result, we currently cannot fully assess the risk and adverse impact of the COVID-19 pandemic, but the effects may have a material impact on our business and financial results and heighten many of the individual risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning BancShares’ repurchases of outstanding common stock during the three month period ended March 31, 2020, is included in the following table:

Class A common stock	Total Number of Class A Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
Repurchases from January 1, 2020 to January 31, 2020	92,590	$526.93	92,590	299,000
Repurchases from February 1, 2020 to February 28, 2020	130,200	503.37	130,200	369,800
Repurchases from March 1, 2020 to March 31, 2020	126,600	358.31	126,600	243,200
Total	349,390	$457.05	349,390	243,200
The Board authorized the repurchase of up to 500,000 shares of Class A common stock for the period November 1, 2019 through January 31, 2020. The authorization was publicly announced on October 29, 2019.
The Board authorized the repurchase of up to 500,000 shares of Class A common stock for the period of February 1, 2020 through April 30, 2020, superseding all previous authorities. The authorization was publicly announced on February 7, 2020.

Subsequent to quarter-end and through April 30, 2020, BancShares repurchased an additional 111,700 shares of Class A common stock for $37.3 million at an average cost per share of $333.71.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2014)

3.2	Certificate of Designation of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A filed March 12, 2020)

4.1	Specimen of the Registrant’s 5.375% Non-Cumulative Perpetual Preferred Stock, Series A Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed March 12, 2020)

4.2
Deposit Agreement, dated as of March 12, 2020, by and among the Company, Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A filed March 12, 2020)

4.3
Form of Depositary Receipt relating to the Registrant’s 5.375% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.2 (attached as Exhibit A thereto) to the Registrant’s Form 8-A filed March 12, 2020)

4.4
Indenture, dated as of March 4, 2020, by and between First Citizens BancShares, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated February 27, 2020)

4.5
First Supplemental Indenture, dated as of March 4, 2020, by and between First Citizens BancShares, Inc. and U.S. Bank National Association, as trustee (incorporate by reference to Exhibit 4.2 to the Registrant’s Form 8-K dated February 27, 2020)

4.6	Form of 3.375% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.2 (attached as Exhibit A thereto) to the Registrant’s Form 8-K dated February 27, 2020)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)

32.2	Certification of Chief Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2020		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer