Form 10-Q
period 2020-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2020-08-05
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—8,811,220 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of July 31, 2020)

PART I
Item 1.Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$389,233	$376,719
Overnight investments	3,107,575	1,107,844
Investment in marketable equity securities (cost of $116,322 at June 30, 2020 and $59,262 at December 31, 2019)	114,316	82,333
Investment securities available for sale (cost of $8,472,398 at June 30, 2020 and $7,052,152 at December 31, 2019)	8,619,282	7,059,674
Investment securities held to maturity (fair value of $791,325 at June 30, 2020 and $30,996 at December 31, 2019)	774,878	30,996
Loans held for sale	107,881	67,869
Loans and leases	32,418,425	28,881,496
Allowance for credit losses	(222,450)	(225,141)
Net loans and leases	32,195,975	28,656,355
Premises and equipment	1,255,688	1,244,396
Other real estate owned	53,850	46,591
Income earned not collected	175,496	123,154
Goodwill	350,298	349,398
Other intangible assets	58,606	68,276
Other assets	663,116	610,891
Total assets	$47,866,194	$39,824,496
Liabilities
Deposits:
Noninterest-bearing	$18,149,466	$12,926,796
Interest-bearing	23,329,779	21,504,440
Total deposits	41,479,245	34,431,236
Securities sold under customer repurchase agreements	740,276	442,956
Federal Home Loan Bank borrowings	657,682	572,185
Subordinated debt	504,246	163,412
Other borrowings	96,791	148,318
FDIC shared-loss payable	15,025	112,395
Other liabilities	381,485	367,810
Total liabilities	43,874,750	36,238,312
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 8,928,920 and 9,624,310 shares issued and outstanding at June 30, 2020 and December 31, 2019 respectively)	8,929	9,624
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2020 and December 31, 2019)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; 345,000 and no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	339,937	—
Surplus	—	44,081
Retained earnings	3,651,237	3,658,197
Accumulated other comprehensive loss	(9,664)	(126,723)
Total shareholders’ equity	3,991,444	3,586,184
Total liabilities and shareholders’ equity	$47,866,194	$39,824,496
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2020	2019	2020	2019
Interest income
Loans and leases	$326,099	$303,233	$651,647	$594,155
Investment securities interest and dividend income	36,605	40,209	76,098	79,821
Overnight investments	553	7,279	5,071	13,669
Total interest income	363,257	350,721	732,816	687,645
Interest expense
Deposits	17,916	19,158	42,110	32,084
Securities sold under customer repurchase agreements	399	515	841	974
Federal Home Loan Bank borrowings	2,472	1,586	5,456	2,871
Subordinated debt	4,677	1,952	7,432	3,624
Other borrowings	399	162	1,183	272
Total interest expense	25,863	23,373	57,022	39,825
Net interest income	337,394	327,348	675,794	647,820
Provision for credit losses	20,552	5,198	48,907	16,948
Net interest income after provision for credit losses	316,842	322,150	626,887	630,872
Noninterest income
Service charges on deposit accounts	17,522	25,790	43,935	50,855
Wealth management services	22,371	24,573	48,783	49,574
Cardholder services, net	17,587	18,479	35,747	35,112
Other service charges and fees	7,145	8,164	14,937	15,586
Merchant services, net	5,363	6,455	11,251	12,290
Mortgage income	9,811	5,038	15,035	8,696
Insurance commissions	3,189	2,854	6,877	6,145
ATM income	1,395	1,625	2,817	3,136
Marketable equity securities gains, net	64,570	3,144	13,162	14,472
Realized gains on investment securities available for sale, net	13,752	5,719	33,547	5,719
Other	2,697	5,034	3,322	8,953
Total noninterest income	165,402	106,875	229,413	210,538
Noninterest expense
Salaries and wages	146,633	136,526	291,888	268,947
Employee benefits	30,364	30,197	68,875	62,732
Occupancy expense	29,556	26,886	57,036	54,647
Equipment expense	28,774	28,489	56,624	55,229
Processing fees paid to third parties	10,186	6,641	20,558	13,730
FDIC insurance expense	3,731	2,757	7,197	5,417
Collection and foreclosure-related expenses	3,949	3,659	8,003	6,681
Merger-related expenses	4,369	4,084	8,601	5,803
Other	34,117	34,158	72,868	67,868
Total noninterest expense	291,679	273,397	591,650	541,054
Income before income taxes	190,565	155,628	264,650	300,356
Income taxes	36,779	36,269	53,695	69,638
Net income	$153,786	$119,359	$210,955	$230,718
Less: Preferred stock dividends	4,790	—	4,790	—
Net income available to common shareholders	$148,996	$119,359	$206,165	$230,718
Weighted average common shares outstanding	10,105,520	11,286,520	10,289,320	11,402,112
Net income per common share	$14.74	$10.56	$20.04	$20.23
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2020	2019	2020	2019
Net income	$153,786	$119,359	$210,955	$230,718
Other comprehensive income
Unrealized gains on securities available for sale:
Unrealized gains on securities available for sale arising during the period	28,066	30,971	172,909	59,042
Tax effect	(6,455)	(7,123)	(39,768)	(13,579)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(13,752)	(5,719)	(33,547)	(5,719)
Tax effect	3,163	1,315	7,716	1,315
Unrealized gains on securities available for sale arising during the period, net of tax	11,022	19,444	107,310	41,059
Unrealized losses on securities available for sale transferred from/to held to maturity:
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	—	5,947	—	11,909
Tax effect	—	(1,368)	—	(2,739)
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	—	4,579	—	9,170
Change in pension obligation:
Amortization of actuarial losses and prior service cost	6,398	2,735	12,662	5,490
Tax effect	(1,472)	(629)	(2,913)	(1,263)
Total change in pension obligation, net of tax	4,926	2,106	9,749	4,227
Other comprehensive income	15,948	26,129	117,059	54,456
Total comprehensive income	$169,734	$145,488	$328,014	$285,174

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended June 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2019	$10,380	$1,005	$—	$393,449	$3,325,335	$(206,860)	$3,523,309
Net income	—	—	—	—	119,359	—	119,359
Other comprehensive income, net of tax	—	—	—	—	—	26,129	26,129
Repurchase of 205,500 shares of Class A common stock	(205)	—	—	(89,569)	—	—	(89,774)
Cash dividends declared ($0.40 per common share)
Class A common stock	—	—	—	—	(4,008)	—	(4,008)
Class B common stock	—	—	—	—	(402)	—	(402)
Balance at June 30, 2019	$10,175	$1,005	$—	$303,880	$3,440,284	$(180,731)	$3,574,613

Balance at March 31, 2020	$9,275	$1,005	$339,958	$—	$3,632,894	$(25,612)	$3,957,520
Net income	—	—	—	—	153,786	—	153,786
Other comprehensive income, net of tax	—	—	—	—	—	15,948	15,948
Issuance of preferred stock	—	—	(21)	—	—	—	(21)
Repurchase of 346,000 shares of Class A common stock	(346)	—	—	—	(126,645)	—	(126,991)
Cash dividends declared ($0.40 per common share)
Class A common stock	—	—	—	—	(3,606)	—	(3,606)
Class B common stock	—	—	—	—	(402)	—	(402)
Preferred stock dividends declared	—	—	—	—	(4,790)	—	(4,790)
Balance at June 30, 2020	$8,929	$1,005	$339,937	$—	$3,651,237	$(9,664)	$3,991,444

	Six months ended June 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2018	$10,623	$1,005	$—	$493,962	$3,218,551	$(235,187)	$3,488,954
Net income	—	—	—	—	230,718	—	230,718
Other comprehensive income, net of tax	—	—	—	—	—	54,456	54,456
Repurchase of 448,500 shares of Class A common stock	(448)	—	—	(190,082)	—	—	(190,530)
Cash dividends declared ($0.80 per common share)
Class A common stock	—	—	—	—	(8,181)	—	(8,181)
Class B common stock	—	—	—	—	(804)	—	(804)
Balance at June 30, 2019	$10,175	$1,005	$—	$303,880	$3,440,284	$(180,731)	$3,574,613

Balance at December 31, 2019	$9,624	$1,005	$—	$44,081	$3,658,197	$(126,723)	$3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	210,955	—	210,955
Other comprehensive income, net of tax	—	—	—	—	—	117,059	117,059
Issuance of preferred stock	—	—	339,937	—	—	—	339,937
Repurchase of 695,390 shares of Class A common stock	(695)	—	—	(44,081)	(241,919)	—	(286,695)
Cash dividends declared ($0.80 per common share)
Class A common stock	—	—	—	—	(7,345)	—	(7,345)
Class B common stock	—	—	—	—	(804)	—	(804)
Preferred stock dividends declared	—	—	—	—	(4,790)	—	(4,790)
Balance at June 30, 2020	$8,929	$1,005	$339,937	$—	$3,651,237	$(9,664)	$3,991,444
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210,955	$230,718
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses on loans and leases	48,907	16,948
Deferred tax expense	17,774	5,126
Net decrease (increase) in current tax receivable	12,122	(23,826)
Depreciation and amortization	53,806	50,574
Net (decrease) increase in accrued interest payable	(4,012)	10,485
Net increase in income earned not collected	(51,784)	(1,747)
Contribution to pension plans	(100,000)	—
Realized gains on investment securities available for sale, net	(33,547)	(5,719)
Marketable equity securities gains, net	(13,162)	(14,472)
Origination of loans held for sale	(503,190)	(328,481)
Proceeds from sale of loans held for sale	474,153	326,640
Gain on sale of loans held for sale	(15,578)	(6,395)
Net write-downs/losses on other real estate owned	2,475	1,417
Net amortization (accretion) of premiums and discounts	20,889	(16,491)
Amortization of intangible assets	12,464	12,019
Net change in mortgage servicing rights	357	(2,283)
Net change in other assets	(17,459)	(12,375)
Net change in other liabilities	(14,380)	(22,373)
Net cash provided by operating activities	100,790	219,765
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(3,488,854)	(168,572)
Purchases of investment securities available for sale	(5,659,704)	(1,553,876)
Purchases of investment securities held to maturity	(803,307)	(183,288)
Purchases of marketable equity securities	(331,952)	(14,108)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	57,057	190,644
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,139,291	1,061,895
Proceeds from sales of investment securities available for sale	3,122,454	610,787
Proceeds from sales of marketable equity securities	313,131	10,694
Net increase in overnight investments	(1,964,602)	(840,371)
Proceeds from sales of portfolio loans	—	24,247
Cash paid to FDIC for settlement of shared-loss agreement	(99,468)	—
Proceeds from sales of other real estate owned	9,263	11,884
Proceeds from sales of premises and equipment	37	75
Purchases of premises and equipment	(62,721)	(54,873)
Business acquisitions, net of cash acquired	(59,999)	(73,792)
Net cash used in investing activities	(7,829,374)	(978,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(623,833)	291,930
Net increase in demand and other interest-bearing deposits	7,649,120	762,021
Net increase (decrease) in short-term borrowings	2,043	(109,109)
Repayment of long-term obligations	(75,908)	(33,008)
Origination of long-term obligations	400,000	—
Net proceeds from subordinated notes issuance	345,850	—
Net proceeds from preferred stock issuance	339,937	—
Repurchase of common stock	(282,923)	(186,995)
Cash dividends paid	(13,188)	(9,243)
Net cash provided by financing activities	7,741,098	715,596
Change in cash and due from banks	12,514	(43,293)
Cash and due from banks at beginning of period	376,719	327,440
Cash and due from banks at end of period	$389,233	$284,147

	Six months ended June 30
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:	2020	2019
Transfers of loans to other real estate	$7,138	$5,710
Dividends declared but not paid	4,007	4,410
Unsettled maturities of investment securities	—	150,122
Unsettled purchases of investment securities	—	1,126
Net reclassification of portfolio loans (to) from loans held for sale	(3,027)	23,343
Transfers of premises and equipment to other real estate	2,046	2,184
Unsettled common stock repurchases	3,772	3,535
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
Reclassifications
In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.
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
Share Repurchases
During the second quarter of 2020, BancShares repurchased 346,000 shares of Class A common stock for $127.0 million at an average cost per share of $366.98. During the second quarter of 2019, BancShares purchased a total of 205,500 shares of Class A common stock for $89.8 million at an average cost per share of $436.81. During the six months ended June 30, 2020, BancShares repurchased 695,390 shares of Class A common stock for $286.7 million at an average cost per share of $412.23. During the six months ended June 30, 2019, BancShares repurchased a total of 448,500 shares of Class A common stock for $190.5 million at an average cost per share of $424.77. All Class A common stock repurchases were consummated under previously approved authorizations.
The share repurchases during 2020 included 45,000 shares of Class A common stock repurchased from Ella Ann Holding, as trustee of her revocable trust. Pursuant to the existing share repurchase authorization and BancShares’ related person transaction policy, the Board of Director’s (the “Board”) independent Audit Committee reviewed and approved the repurchase of up to 250,000 shares held by Mrs. Holding on or before April 30, 2020.
Subsequent to quarter-end through July 31, 2020, BancShares repurchased an additional 117,700 shares of Class A common stock for $47.1 million at an average cost per share of $399.77. Upon completion of the current authorization on July 31, 2020, share repurchase activity has been suspended and will be reevaluated in subsequent periods.

Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offers cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to temporarily guarantee these loans.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received by the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. Loans outstanding as of June 30, 2020 totaled $3.08 billion and generated $19.0 million of interest income during the second quarter of 2020.
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
BancShares’ portfolio of HTM debt securities is made up of mortgage-backed securities issued by government agencies and government sponsored entities. Given the historically strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined zero expected credit losses on the HTM portfolio.
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
The following represent our classes of loans as of January 1, 2020 upon adoption of ASC 326 (with the exception of SBA-PPP, which was added during second quarter 2020):
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
SBA-PPP - These loans were originated as part of the SBA-PPP to finance payroll and other costs for nonprofit and small businesses impacted by the COVID-19 pandemic. These loans are guaranteed by the SBA and borrowers have the ability to qualify for loan forgiveness through the U.S. Treasury.
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
Other consumer - Other consumer loans consist of loans to finance unsecured home improvements, student loans and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.
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
Accounting Policy - Allowance for Credit Losses (“ACL”)
Loans
Loans within the various reporting classes are segregated into pools with similar risk characteristics and models are built to estimate the ACL. These loan level ACL models estimate the probability of default and loss given default for individual loans within the risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of relevant economic conditions, expected future recoveries and other factors. Pools for estimating the ACL are aggregated into loan classes, as described above, which roll up into commercial and consumer loan segments. Non-PCD and PCD loans are modeled together within the loan level models using acquired and PCD indicator variables to provide differentiation of individual loan risk. BancShares uses a two year reasonable and supportable forecast period which incorporates economic forecasts at the time of evaluation. For most pools, BancShares uses a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized.

The ACL for SBA-PPP loans originated during the second quarter of 2020 were separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the ACL.
The ACL represents management’s best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and the impact of prepayment expectations. Prepayment assumptions were developed through a review of BancShares’ historical prepayment activity and began with a review of prepayment assumptions utilized in other modeling activities. Estimates for loan losses are determined by analyzing quantitative and qualitative components present as of the evaluation date. Adjustments to the ACL are recorded with a corresponding entry to provision for credit losses. Loan balances considered uncollectible are charged-off against the ACL. Recoveries of amounts previously charged-off are credited to the ACL.
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
When loans do not share risk characteristics similar to others in the pool, the ACL is evaluated on an individual basis. Given that BancShares' CECL models are loan level models, the population of loans evaluated individually is minimal and consists primarily of loans greater than $500 thousand and determined to be collateral-dependent. BancShares elected the practical expedient allowed under ASC 326 to assess the collectability of these loans, where repayment is expected to be provided substantially through operation or sale of collateral, based on the fair value of the underlying collateral. The fair value of the collateral is estimated using appraised and market values (appropriately adjusted for an assessment of the sales and marketing costs when applicable). A specific allowance is established, or partial charge-off is recorded, for the difference between the excess amortized cost of loan and the collateral’s estimated fair value.
Accrued Interest Receivable
BancShares has elected not to measure an ACL for accrued interest receivable and has excluded it from the amortized cost basis of loans and held to maturity debt securities as our accounting policies and credit monitoring provide that uncollectible accrued interest is reversed or written off against interest income in a timely manner.
Unfunded Commitments
A reserve for unfunded commitments is established for off-balance sheet exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well a both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot canceled at any time). These unfunded commitments are assessed to determine both the probability of funding as well the expectation of future losses. The expected funding balance is used in the probability of default and loss given default models to determine the reserve. The reserve for unfunded commitments was $13.7 million at June 30, 2020, and is recorded within other liabilities with changes recorded through other expense.
Adoption Impact
Upon adoption, BancShares recorded a net decrease of $37.9 million in the ACL which included a reduction of $56.9 million in the ACL on non-PCD loans, offset by an increase of $19.0 million in the ACL on PCD loans. The $56.9 million reduction in the ACL on non-PCD loans, as well as an $8.9 million increase in the reserve for unfunded commitments, net of deferred taxes, resulted in an increase in retained earnings of $36.9 million. The $19.0 million increase in the ACL on PCD loans was a reclassification of the PCD credit discount and resulted in a gross up of loan balances by this same amount and did not have any effect on retained earnings. Impact to total capital and capital ratios was not significant and we did not elect the capital phase-in option allowable for regulatory reporting purposes. There was no ACL recorded on debt securities held to maturity at adoption.
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

BancShares adopted this ASU using the prospective transition approach for PCD loans previously accounted for under ASC 310-30. In accordance with the standard, we did not assess whether purchased credit impaired (“PCI”) loans met the criteria of PCD as of the date of adoption and all loans previously classified as PCI were updated to the PCD classification. Pools utilized for PCI accounting under ASC 310-30 were dissolved upon adoption. Loans from performing PCI pools, not previously considered nonaccrual of $47.0 million, were reclassified into nonaccrual status as a result of adoption. PCD loans were assessed using the loan level probability of default and loss given default models, as well as utilizing prior specific loan reviews to inform the initial PCD loan ACL. The ACL for PCD loans increased as a result of adoption and the amortized cost basis of these loans was adjusted to reflect the transfer of this amount from credit discount to ACL. The remaining noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020. At the date of adoption, no securities were determined to be PCD.
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
Community Financial Holding Company, Inc.
On February 1, 2020, FCB completed the merger of Duluth, Georgia-based Community Financial Holding Company, Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank. Under the terms of the agreement, total cash consideration of $2.3 million was paid to the shareholders of Community Financial. The merger allows FCB to expand its presence and enhance banking efforts in Georgia.
The fair value of the assets acquired was $221.4 million, including $110.6 million in non-PCD loans, $23.4 million in PCD loans, net of an ACL of $1.2 million, and $536 thousand in a core deposit intangible. No debt securities purchased in the transaction were designated PCD. Liabilities assumed were $219.8 million, of which $209.3 million were deposits. As a result of the transaction, FCB recorded $686 thousand of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies expected to result from the acquisition. None of the goodwill was deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.

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
Merger-related expenses of $495 thousand and $1.7 million were recorded for the three and six months ended June 30, 2020, respectively. Loan-related interest income generated from Community Financial was approximately $2.7 million since the acquisition date. The ongoing contribution of this transaction to BancShares’ financial statements is not considered material, and therefore pro forma financial data is not included.
Entegra Financial Corp.
On December 31, 2019, FCB completed the merger of Franklin, North Carolina-based Entegra Financial Corp. (“Entegra”) and its bank subsidiary, Entegra Bank. In order to obtain regulatory approval, FCB entered into an agreement for Select Bank & Trust Company (“Select Bank”) to purchase three North Carolina branches, located in Highlands, Sylva and Franklin. On April 17, 2020, FCB completed the divestiture of the branches including loans and leases, premises and equipment and total deposits with fair values of $110.1 million, $2.1 million and $184.8 million, respectively. The Select Bank purchase price for the divested branches included an 8% premium for deposits acquired that was applied against goodwill generated as part of the merger with Entegra Bank.
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

The amortized cost and fair value of investment securities at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury	$754,350	$236	$—	$—	$754,586
Government agency	549,673	292	4,256	—	545,709
Residential mortgage-backed securities	5,671,151	119,935	694	—	5,790,392
Commercial mortgage-backed securities	1,047,601	32,221	—	—	1,079,822
Corporate bonds	449,623	4,387	5,237	—	448,773
Total investment securities available for sale	$8,472,398	$157,071	$10,187	$—	$8,619,282
Investment in marketable equity securities	116,322	6,297	8,303		114,316
Investment securities held to maturity
Residential mortgage-backed securities	693,143	16,196	—	—	709,339
Commercial mortgage-backed securities	78,729	251	—		78,980
Other	3,006	—	—	—	3,006
Total investment securities held to maturity	774,878	16,447	—	—	791,325
Total investment securities	$9,363,598	$179,815	$18,490	$—	$9,524,923

		December 31, 2019
(Dollars in thousands)		Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury		$409,397	$602	$—	$409,999
Government agency		684,085	928	2,241	682,772
Residential mortgage-backed securities		5,269,060	13,417	15,387	5,267,090
Commercial mortgage-backed securities		373,105	6,974	59	380,020
Corporate bonds		198,278	3,420	132	201,566
State, county and municipal		118,227	—	—	118,227
Total investment securities available for sale		$7,052,152	$25,341	$17,819	$7,059,674
Investment in marketable equity securities		59,262	23,304	233	82,333
Investment securities held to maturity
Other		30,996	—	—	30,996
Total investment securities held to maturity		30,996	—	—	30,996
Total investment securities		$7,142,410	$48,645	$18,052	$7,173,003
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
BancShares also holds approximately 354,000 shares of Visa Class B common stock. BancShares’ Visa Class B shares are not considered to have a readily determinable fair value and are recorded at $0. BancShares held FHLB stock of $45.4 million and $43.0 million and other non-marketable equity securities of $13.1 million and $12.5 million at June 30, 2020 and December 31, 2019, respectively. These securities are recorded in other assets.
As of June 30, 2020 and January 1, 2020, no ACL was required for available for sale and held to maturity debt securities. Accrued interest receivable on debt securities at June 30, 2020 was $21.3 million and was excluded from the estimate of credit losses. During the three and six months ended June 30, 2020, no accrued interest was deemed uncollectible and written off against interest income.

The following table provides the amortized cost and fair value by contractual maturity for investment securities available for sale and held to maturity. Expected maturities will differ from contractual maturities on certain securities because issuers and borrowers of underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$754,350	$754,586	$406,325	$406,927
One through five years	51,589	51,887	24,496	24,971
Five through 10 years	369,075	368,281	185,209	187,868
Over 10 years	28,959	28,605	109,872	110,026
Government agency	549,673	545,709	684,085	682,772
Residential mortgage-backed securities	5,671,151	5,790,392	5,269,060	5,267,090
Commercial mortgage-backed securities	1,047,601	1,079,822	373,105	380,020
Total investment securities available for sale	$8,472,398	$8,619,282	$7,052,152	$7,059,674
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	2,257	2,257	30,746	30,746
One through five years	749	749	250	250
Residential mortgage-backed securities	693,143	709,339	—	—
Commercial mortgage-backed securities	78,729	78,980	—	—
Total investment securities held to maturity	$774,878	$791,325	$30,996	$30,996
There were gross gains of $13.8 million on sales of investment securities available for sale during the three months ended June 30, 2020 and no gross losses. There were gross gains of $34.2 million and gross losses of $679 thousand on sales of investment securities available for sale during the six months ended June 30, 2020. There were $5.7 million gross gains on sales of investment securities available for sale for the three and six months ended June 30, 2019 and no gross losses.
The following table provides the realized and unrealized gains and losses on marketable equity securities for the six months ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Marketable equity securities gains, net	$64,570	$3,144	$13,162	$14,472
Less net gains recognized on marketable equity securities sold	36,993	2,271	37,316	2,315
Unrealized gains (losses) recognized on marketable equity securities held	$27,577	$873	$(24,154)	$12,157

The following table provides information regarding securities with unrealized losses as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$447,983	$3,709	$58,806	$547	$506,789	$4,256
Residential mortgage-backed securities	172,628	302	149,170	392	321,798	694
Corporate bonds	112,172	5,120	9,451	117	121,623	5,237
Total	$732,783	$9,131	$217,427	$1,056	$950,210	$10,187

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$347,081	$1,827	$63,947	$414	$411,028	$2,241
Residential mortgage-backed securities	2,387,293	14,016	264,257	1,371	2,651,550	15,387
Commercial mortgage-backed securities	35,926	59	—	—	35,926	59
Corporate bonds	7,714	123	4,749	9	12,463	132
Total	$2,778,014	$16,025	$332,953	$1,794	$3,110,967	$17,819
As of June 30, 2020, there were 47 investment securities available for sale with continuous losses for more than 12 months, of which 45 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and two were corporate bonds.
None of the unrealized losses identified as of June 30, 2020, or December 31, 2019, relate to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $4.53 billion at June 30, 2020, and $3.93 billion at December 31, 2019, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no further credit monitoring is performed on these portfolios. Should there be downgrades to the credit rating of the U.S. Treasury or losses reported on securities issued by government agencies and government sponsored entities, BancShares will reevaluate its determination of zero expected credit losses on held to maturity debt securities.
There were no debt securities held to maturity on nonaccrual status as of June 30, 2020.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of June 30, 2020.

NOTE D - LOANS AND LEASES
BancShares’ accounting methods for loans and leases depends on whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination, which is determined as of the acquisition date. Non-PCD loans consist of loans originated by BancShares and loans purchased from other institutions, that do not reflect more than insignificant credit deterioration at acquisition and are reported by loan segments and classes as defined in Note A - Accounting Polices and Basis of Presentation. Purchased loans which reflect more than insignificant credit deterioration are classified as PCD and reported as a single loan segment or class. At the date of acquisition, all acquired loans are recorded at fair value.
Loans and leases outstanding included the following at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020
Commercial:
Construction and land development	$1,012,365
Owner occupied commercial mortgage	10,352,793
Non-owner occupied commercial mortgage	3,056,328
Commercial and industrial and leases	4,650,839
SBA-PPP	3,084,549
Total commercial loans	22,156,874
Consumer:
Residential mortgage	5,404,682
Revolving mortgage	2,233,977
Construction and land development	353,382
Consumer auto	1,195,771
Consumer other	543,088
Total consumer loans	9,730,900
Total non-PCD loans and leases	31,887,774
PCD loans	530,651
Total loans and leases	$32,418,425

(Dollars in thousands)	December 31, 2019
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	28,322,780
PCI loans	558,716
Total loans and leases	$28,881,496
Accrued interest receivable on loans at June 30, 2020 was $139.8 million and was excluded from the estimate of credit losses. Management reviewed this policy election during the second quarter of 2020 due to the increase in accrued interest receivable and concluded the policy election remained appropriate.
At June 30, 2020, $11.78 billion in non-PCD loans with a lendable collateral value of $8.52 billion were used to secure $653.7 million in Federal Home Loan Bank (“FHLB”) of Atlanta advances, resulting in additional borrowing capacity of $7.86 billion. At December 31, 2019, $9.41 billion in non-PCD loans with a lendable collateral value of $6.57 billion were used to secure $563.7 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.01 billion. At June 30, 2020, $3.93 billion in non-PCD loans with a lendable collateral value of $3.14 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (“FRB”). At December 31, 2019, $3.68 billion in non-PCD loans with a lendable collateral value of $2.98 billion were used to secure additional borrowing capacity at the FRB.

Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value. Loans held for sale totaled $107.9 million and $67.9 million at June 30, 2020 and December 31, 2019, respectively.
Net deferred fees on non-PCD loans and leases, including unearned and unamortized costs and fees, were $100.7 million and $927 thousand at June 30, 2020 and December 31, 2019, respectively. Of the amount outstanding as of June 30, 2020, $96.6 million relates to net deferred fees and costs on SBA-PPP loans. The net unamortized discount related to purchased non-PCD loans and leases was $25.8 million at June 30, 2020 and $30.9 million at December 31, 2019. The net unamortized discount related to PCD loans and leases was $54.7 million at June 30, 2020 and $88.2 million at December 31, 2019.
The aging of the outstanding loans and leases, by class, at June 30, 2020 and December 31, 2019 is provided in the tables below. Loans and leases past due 30 days or less are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$1,618	$14	$1,721	$3,353	$1,009,012	$1,012,365
Owner occupied commercial mortgage	14,360	2,518	12,820	29,698	10,323,095	10,352,793
Non-owner occupied commercial mortgage	7,914	982	8,520	17,416	3,038,912	3,056,328
Commercial and industrial and leases	10,464	3,196	4,215	17,875	4,632,964	4,650,839
SBA-PPP	—	—	—	—	3,084,549	3,084,549
Total commercial loans	34,356	6,710	27,276	68,342	22,088,532	22,156,874
Consumer:
Residential mortgage	25,243	7,082	35,044	67,369	5,337,313	5,404,682
Revolving mortgage	8,874	4,615	9,006	22,495	2,211,482	2,233,977
Construction and land development	1,735	127	57	1,919	351,463	353,382
Consumer auto	3,093	1,124	976	5,193	1,190,578	1,195,771
Consumer other	2,433	1,691	1,835	5,959	537,129	543,088
Total consumer loans	41,378	14,639	46,918	102,935	9,627,965	9,730,900
PCD loans	18,850	4,694	33,483	57,027	473,624	530,651
Total loans and leases	$94,584	$26,043	$107,677	$228,304	$32,190,121	$32,418,425

	December 31, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$3,146	$195	$2,702	$6,043	$1,007,411	$1,013,454
Commercial mortgage	20,389	8,774	8,319	37,482	12,245,153	12,282,635
Other commercial real estate	861	331	698	1,890	540,138	542,028
Commercial and industrial and leases	18,269	4,842	5,032	28,143	4,375,649	4,403,792
Other	51	411	126	588	309,505	310,093
Total commercial loans	42,716	14,553	16,877	74,146	18,477,856	18,552,002
Noncommercial:
Residential mortgage	45,839	18,289	24,409	88,537	5,205,380	5,293,917
Revolving mortgage	9,729	3,468	9,865	23,062	2,316,010	2,339,072
Construction and land development	977	218	1,797	2,992	354,393	357,385
Consumer	10,481	3,746	3,571	17,798	1,762,606	1,780,404
Total noncommercial loans	67,026	25,721	39,642	132,389	9,638,389	9,770,778
PCI loans	26,478	10,784	28,973	66,235	492,481	558,716
Total loans and leases	$136,220	$51,058	$85,492	$272,770	$28,608,726	$28,881,496

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2020 and December 31, 2019, were as follows:

	January 1, 2020(1)	June 30, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$2,938	$69
Owner occupied commercial mortgage	24,476	28,283	111
Non-owner occupied commercial mortgage	5,965	8,491	615
Commercial and industrial and leases	7,685	7,239	1,399
Total commercial loans	42,407	46,951	2,194
Consumer:
Residential mortgage	44,357	59,352	—
Revolving mortgage	22,411	23,600	—
Construction and land development	2,828	1,699	—
Consumer auto	2,145	2,677	—
Consumer other	798	1,001	1,450
Total consumer loans	72,539	88,329	1,450
PCD loans	53,771	62,511	152
Total loans and leases	$168,717	$197,791	$3,796
(1)Upon the adoption of ASC 326, BancShares eliminated the pooling of PCI loans and as a result $47.0 million in additional PCD loans were recognized as nonaccrual loans at January 1, 2020. As of June 30, 2020, $35.9 million of these loans remained outstanding.

	December 31, 2019
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$—
Commercial mortgage	29,733	—
Commercial and industrial and leases	7,365	1,094
Other commercial real estate	708	—
Other	320	—
Total commercial loans	42,407	1,094
Noncommercial:
Construction and land development	2,828	—
Residential mortgage	44,357	45
Revolving mortgage	22,411	—
Consumer	2,943	2,152
Total noncommercial loans	72,539	2,197
PCI loans	6,743	24,257
Total loans and leases	$121,689	$27,548
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2020 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.
The following tables represent current credit quality indicators by origination year as of June 30, 2020.

	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$175,302	$404,898	$217,555	$132,753	$31,599	$14,453	$25,141	$—	$1,001,701
Special Mention	88	—	334	5,507	—	93	—	—	6,022
Substandard	1,405	1,221	1,813	29	8	166	—	—	4,642
Total	176,795	406,119	219,702	138,289	31,607	14,712	25,141	—	1,012,365
Owner occupied commercial mortgage
Pass	1,345,296	2,218,595	1,850,128	1,452,273	1,203,335	1,943,057	106,274	137	10,119,095
Special Mention	2,296	11,164	29,941	13,089	17,795	30,315	2,742	—	107,342
Substandard	9,186	12,309	16,886	24,063	14,255	40,331	9,254	72	126,356
Total	1,356,778	2,242,068	1,896,955	1,489,425	1,235,385	2,013,703	118,270	209	10,352,793
Non-owner occupied commercial mortgage
Pass	380,269	685,067	490,693	452,152	360,096	595,139	36,723	—	3,000,139
Special Mention	—	2,048	20,236	872	5,885	7,658	787	—	37,486
Substandard	1,237	1,094	3,653	1,642	6,513	3,085	1,479	—	18,703
Total	381,506	688,209	514,582	454,666	372,494	605,882	38,989	—	3,056,328
Commercial and industrial and leases
Pass	750,806	1,207,639	630,297	401,635	301,561	401,284	805,691	5,565	4,504,478
Special Mention	1,431	3,426	6,387	5,534	3,159	2,518	13,928	243	36,626
Substandard	11,847	3,794	4,323	5,608	2,790	4,941	22,084	696	56,083
Doubtful	—	—	39	—	—	—	2	—	41
Ungraded	—	—	—	—	—	—	53,611	—	53,611
Total	764,084	1,214,859	641,046	412,777	307,510	408,743	895,316	6,504	4,650,839
SBA-PPP
Pass	3,084,549	—	—	—	—	—	—	—	3,084,549
Total	3,084,549	—	—	—	—	—	—	—	3,084,549
Total commercial	$5,763,712	$4,551,255	$3,272,285	$2,495,157	$1,946,996	$3,043,040	$1,077,716	$6,713	$22,156,874

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$891,796	$1,105,486	$837,530	$755,457	$591,255	$1,132,116	$23,673	$—	$5,337,313
30-59 days	488	2,760	2,985	4,612	2,594	11,685	119	—	25,243
60-89 days	26	158	326	265	1,851	4,456	—	—	7,082
90 days or greater	23	738	5,815	6,054	6,203	13,239	2,972	—	35,044
Total	892,333	1,109,142	846,656	766,388	601,903	1,161,496	26,764	—	5,404,682
Revolving mortgage
Current	—	—	—	—	—	—	2,054,864	156,618	2,211,482
30-59 days	—	—	—	—	—	—	4,622	4,252	8,874
60-89 days	—	—	—	—	—	—	452	4,163	4,615
90 days or greater	—	—	—	—	—	—	3,150	5,856	9,006
Total	—	—	—	—	—	—	2,063,088	170,889	2,233,977
Construction and land development
Current	88,063	174,326	52,270	16,909	8,123	7,881	3,891	—	351,463
30-59 days	245	1,312	91	—	—	87	—	—	1,735
60-89 days	—	—	—	11	—	116	—	—	127
90 days or greater	—	—	—	—	—	57	—	—	57
Total	88,308	175,638	52,361	16,920	8,123	8,141	3,891	—	353,382
Consumer auto
Current	245,264	421,363	284,557	142,512	74,782	22,100	—	—	1,190,578
30-59 days	172	1,070	654	710	319	168	—	—	3,093
60-89 days	75	432	239	215	132	31	—	—	1,124
90 days or greater	22	312	306	206	76	54	—	—	976
Total	245,533	423,177	285,756	143,643	75,309	22,353	—	—	1,195,771
Consumer other
Current	27,655	40,769	17,093	9,585	10,595	31,275	400,157	—	537,129
30-59 days	78	33	79	31	13	22	2,177	—	2,433
60-89 days	31	67	70	—	5	—	1,518	—	1,691
90 days or greater	1	97	5	—	74	—	1,658	—	1,835
Total	27,765	40,966	17,247	9,616	10,687	31,297	405,510	—	543,088
Total consumer	$1,253,939	$1,748,923	$1,202,020	$936,567	$696,022	$1,223,287	$2,499,253	$170,889	$9,730,900
PCD loans
Current	$21,462	$28,900	$32,863	$39,973	$33,294	$278,266	$14,999	$23,867	$473,624
30-59 days	1,005	546	199	132	808	15,591	182	387	18,850
60-89 days	117	141	37	34	—	3,669	72	624	4,694
90 days or greater	454	3,075	8,152	1,469	1,101	17,135	516	1,581	33,483
Total	$23,038	$32,662	$41,251	$41,608	$35,203	$314,661	$15,769	$26,459	$530,651
Total loans and leases	$7,040,689	$6,332,840	$4,515,556	$3,473,332	$2,678,221	$4,580,988	$3,592,738	$204,061	$32,418,425

Loans and leases outstanding at December 31, 2019 by credit quality indicator are provided below:

	December 31, 2019
	Commercial loans and leases
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	PCI	Total commercial loans and leases
Grade:
Pass	$1,004,922	$12,050,799	$536,682	$4,256,456	$308,796	$148,412	$18,157,655
Special mention	2,577	115,164	3,899	44,604	622	44,290	166,866
Substandard	5,955	116,672	1,447	34,148	675	87,970	158,897
Doubtful	—	—	—	3	—	3,657	3
Ungraded	—	—	—	68,581	—	—	68,581
Total	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$284,329	$18,552,002

	December 31, 2019
	Noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	PCI	Total noncommercial loans and leases
Days past due:
Current	$5,205,380	$2,316,010	$354,393	$1,762,606	$240,995	$9,638,389
30-59 days past due	45,839	9,729	977	10,481	13,764	67,026
60-89 days past due	18,289	3,468	218	3,746	5,608	25,721
90 days or greater past due	24,409	9,865	1,797	3,571	14,020	39,642
Total	$5,293,917	$2,339,072	$357,385	$1,780,404	$274,387	$9,770,778
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

NOTE E - ALLOWANCE FOR CREDIT LOSSES (“ACL”)
As noted in Note A - Accounting Polices and Basis of Presentation, BancShares determined SBA-PPP loans have zero expected credit losses and as such these are excluded from ACL disclosures included in the following tables.
Activity in the ACL by class of loans is summarized as follows:

	Three months ended June 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Allowance for credit losses:
Balance at April 1	$2,290	$22,970	$16,531	$30,619	$38,366	$24,557	$1,140	$5,769	$40,101	$26,916	$209,259
Provision (credits)	4,705	(721)	5,542	(2,898)	4,909	2,211	486	4,042	2,034	242	20,552
Charge-offs	(138)	—	(8)	(3,869)	(460)	(495)	—	(1,255)	(4,447)	(1,392)	(12,064)
Recoveries	49	240	84	781	57	367	14	342	1,607	1,162	4,703
Balance at June 30	$6,906	$22,489	$22,149	$24,633	$42,872	$26,640	$1,640	$8,898	$39,295	$26,928	$222,450

	Three months ended June 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer	PCD	Total
Balance at April 1	$37,476	$45,281	$2,399	$57,025	$2,167	$16,987	$21,495	$2,473	$34,492	$8,980	$228,775
Provision (credits)	(5,544)	3,714	(57)	2,699	(174)	371	(328)	277	4,877	(637)	5,198
Charge-offs	(28)	(89)	—	(3,422)	(31)	(478)	(493)	—	(6,061)	—	(10,602)
Recoveries	40	56	—	599	221	52	447	—	1,797	—	3,212
Balance at June 30	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$8,343	$226,583

	Six months ended June 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Balance at December 31	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1	2,152	17,128	11,562	23,973	35,350	23,367	1,418	5,392	40,338	26,537	187,217
Provision (credits)	4,756	5,386	10,498	7,525	8,502	3,515	263	5,000	5,808	(2,346)	48,907
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	(138)	(320)	(8)	(8,918)	(1,260)	(1,080)	(70)	(2,199)	(9,817)	(2,515)	(26,325)
Recoveries	136	295	97	2,053	280	838	29	705	2,966	4,059	11,458
Balance at June 30	$6,906	$22,489	$22,149	$24,633	$42,872	$26,640	$1,640	$8,898	$39,295	$26,928	$222,450

	Six months ended June 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	PCI	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Provision (credits)	(3,425)	6,085	(140)	5,424	(672)	1,879	(119)	400	8,317	(801)	16,948
Charge-offs	(72)	(850)	—	(5,280)	(31)	(644)	(1,456)	—	(12,423)	—	(20,756)
Recoveries	171	276	1	1,137	665	225	834	—	3,370	—	6,679
Balance at June 30	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$8,343	$226,583
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

The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended June 30, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $36.1 million reserve build due to the potential economic impact of COVID-19 and its estimated impact on credit losses. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. Assumptions revert to long term historic averages over a one year period. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our model results included baseline, adverse and upside scenarios, as well as management’s expectation of borrower performance based upon COVID-19 residual risk by industry and geography. Expected loss estimates considered the potential impact of slower economic activity and elevated unemployment, as well as mitigating impacts from the government stimulus and loan modification programs. These loss estimates were also influenced by BancShares strong credit quality, historically low net charge-offs and recent credit trends, which remained stable through the quarter ended June 30, 2020.
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
The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of June 30, 2020 were as follows:

(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$2,862	$3,224	112.6%	$—
Owner occupied commercial mortgage	10,690	24,546	229.6	—
Non-owner occupied commercial mortgage	6,995	11,133	159.2	—
Commercial and industrial and leases	—	—	—	—
Total commercial loans	20,547	38,903	189.3	—
Consumer:
Residential mortgage	19,445	25,599	131.6	75
Revolving mortgage	310	310	100.0	—
Construction and land development	—	—	—	—
Total consumer loans	19,755	25,909	131.2	75
Total non-PCD loans	40,302	64,812	160.8	75
PCD	22,013	33,821	153.6	235
Total collateral-dependent loans	$62,315	$98,633	158.3%	$310
Collateral-dependent nonaccrual loans with no recorded allowance totaled $58.8 million as of June 30, 2020. All other nonaccrual loans have a recorded allowance.
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
The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the six months ended June 30, 2019:

	Three months ended June 30, 2019		Six months ended June 30, 2019
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$2,102	$6	$2,125	$34
Commercial mortgage	58,906	538	57,768	1,102
Other commercial real estate	519	6	602	14
Commercial and industrial and leases	11,348	113	10,674	213
Other	328	2	322	4
Total commercial	73,203	665	71,491	1,367
Noncommercial:
Residential mortgage	48,490	317	45,558	642
Revolving mortgage	29,623	256	29,183	503
Construction and land development	3,547	32	3,647	68
Consumer	3,014	31	3,007	60
Total noncommercial	84,674	636	81,395	1,273
Total non-PCI impaired loans and leases	$157,877	$1,301	$152,886	$2,640
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

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19-related financial difficulty. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases is not recording these as TDRs.
The following tables provides a summary of total TDRs by accrual status:

	June 30, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$1,072	$1,304	$2,376
Owner occupied commercial mortgage	35,080	12,682	47,762
Non-owner occupied commercial mortgage	7,343	313	7,656
Commercial and industrial and leases	29,463	2,803	32,266
Total commercial loans	72,958	17,102	90,060
Consumer:
Residential mortgage	35,439	14,167	49,606
Revolving mortgage	22,342	7,012	29,354
Construction and land development	2,355	1,452	3,807
Consumer auto	1,989	796	2,785
Consumer other	1,091	139	1,230
Total consumer loans	63,216	23,566	86,782
PCD loans	18,639	6,024	24,663
Total loans	$154,813	$46,692	$201,505

	December 31, 2019
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$487	$2,279	$2,766
Commercial mortgage	50,819	11,116	61,935
Other commercial real estate	571	—	571
Commercial and industrial and leases	9,430	2,409	11,839
Other	320	105	425
Total commercial loans	61,627	15,909	77,536
Noncommercial:
Residential mortgage	41,813	16,048	57,861
Revolving mortgage	21,032	7,367	28,399
Construction and land development	1,452	2,430	3,882
Consumer	2,826	688	3,514
Total noncommercial loans	67,123	26,533	93,656
Total loans	$128,750	$42,442	$171,192
Total TDRs included $17.2 million of PCI TDRs at December 31, 2019.

The following table provides the types of modifications designated as TDRs during the six months ended June 30, 2020 and June 30, 2019, as well as a summary of loans modified as a TDR during the twelve month periods ended June 30, 2020 and June 30, 2019 that subsequently defaulted during the six months ended June 30, 2020 and June 30, 2019. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended June 30, 2020				Three months ended June 30, 2019
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	7	$15,352	3	$3,398	4	$4,343	—	$—
Loan term extension	27	2,925	13	1,459	4	998	2	183
Below market interest rate	69	17,291	18	1,069	67	6,979	30	2,612
Discharged from bankruptcy	43	1,472	9	311	40	5,054	30	3,106
Total restructurings	146	$37,040	43	$6,237	115	$17,374	62	$5,901

	Six months ended June 30, 2020				Six months ended June 30, 2019
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	17	$19,328	3	$3,398	4	$4,343	2	$3,203
Loan term extension	33	3,657	16	1,667	8	1,437	4	534
Below market interest rate	157	25,389	46	2,324	125	11,063	61	4,645
Discharged from bankruptcy	110	5,640	44	1,507	102	7,679	53	3,948
Total restructurings	317	$54,014	109	$8,896	239	$24,522	120	$12,330
For the six months ended June 30, 2020 and June 30, 2019, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED
The following table explains changes in OREO during the six months ended June 30, 2020 and 2019:

(Dollars in thousands)	OREO
Balance at December 31, 2019	$46,591
Additions	9,184
Acquired in business combinations	9,813
Sales	(9,497)
Write-downs/losses	(2,241)
Balance at June 30, 2020	$53,850

Balance at December 31, 2018	$48,030
Additions	7,894
Acquired in business combinations	3,613
Sales	(11,012)
Write-downs/losses	(2,289)
Balance at June 30, 2019	$46,236
At June 30, 2020 and December 31, 2019, BancShares had $11.7 million and $14.5 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $25.5 million and $23.0 million at June 30, 2020 and December 31, 2019, respectively. Net gains and losses recorded on the sale of OREO properties were losses of $234 thousand and gains of $872 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively
NOTE G - SERVICING RIGHTS
Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $3.37 billion and $3.38 billion as of June 30, 2020 and December 31, 2019, respectively. These loans are originated and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights were recorded as a servicing asset and are reported in other intangible assets. The associated amortization expense and any valuation allowance recognized were included as a reduction of mortgage income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned for the three months ended June 30, 2020 and 2019 were $2.1 million and $2.0 million, respectively, and are reported in mortgage income. For the six months ended June 30, 2020 and 2019, contractually specified mortgage servicing fees, late fees, and ancillary fees earned were $4.3 million and $3.9 million, respectively.
The following table presents changes in the servicing asset during the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$19,756	$20,647	$22,963	$21,396
Servicing rights originated	2,096	1,552	3,679	2,411
Amortization	(2,119)	(1,567)	(3,942)	(3,014)
Valuation allowance (increase) decrease	(1,069)	33	(4,036)	(128)
Ending balance	$18,664	$20,665	$18,664	$20,665
The following table presents the activity in the servicing asset valuation allowance for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$3,189	$161	$222	$—
Valuation allowance increase (decrease)	1,069	(33)	4,036	128
Ending balance	$4,258	$128	$4,258	$128

Mortgage servicing rights valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	June 30, 2020	December 31, 2019
Discount rate - conventional fixed loans	7.66%	8.92%
Discount rate - all loans excluding conventional fixed loans	8.66%	9.92%
Weighted average constant prepayment rate	20.19%	13.72%
Weighted average cost to service a loan	$87.30	$87.09
The fair value of mortgage servicing rights is sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows by utilizing discount rates, prepayment rates, and other inputs. The discount rate is based on the 10-year U.S. Treasury rate plus a risk premium of 700 basis points for conventional fixed loans and 800 basis points for all other loans. The prepayment rate is derived from the Public Securities Association Standard Prepayment model. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value and may result in the recognition of a valuation allowance. The average cost to service a loan is based on the number of loans serviced and the total cost to service the loans.
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities available for sale pledged as collateral under repurchase agreements was $766.8 million and $477.6 million at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020, BancShares held $740.3 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, made up of $470.8 million collateralized by government agency securities and $269.5 million collateralized by commercial mortgage-backed securities. At December 31, 2019, BancShares held securities sold under agreements to repurchase of $443.0 million, with overnight and continuous remaining contractual maturities collateralized by government agency securities.
NOTE I - FDIC SHARED-LOSS PAYABLE
At June 30, 2020, shared-loss protection remains for single family residential loans acquired in the amount of $38.0 million. The shared-loss agreement for two of the FDIC-assisted transactions include a provision related to a payment that may be owed to the FDIC at the termination of the agreement if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition (the “clawback liability”). BancShares issued a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. The remaining clawback liability payment date is March 2021.
The following table provides changes in the FDIC shared-loss payable since December 31, 2019:

(Dollars in thousands)	Total
Balance at December 31, 2019	$112,395
Accretion	2,098
Payment made to the FDIC to settle shared-loss agreement	(99,468)
Balance at June 30, 2020	$15,025

NOTE J - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$146,884	$33,782	$113,102	$7,522	$1,730	$5,792
Defined benefit pension items	(159,436)	(36,670)	(122,766)	(172,098)	(39,583)	(132,515)
Total	$(12,552)	$(2,888)	$(9,664)	$(164,576)	$(37,853)	$(126,723)
The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$102,080	$—	$(127,692)	$(25,612)
Net unrealized gains arising during period	21,611	—	—	21,611
Amounts reclassified from accumulated other comprehensive loss	(10,589)	—	4,926	(5,663)
Net current period other comprehensive income	11,022	—	4,926	15,948
Ending balance	$113,102	$—	$(122,766)	$(9,664)

	Three months ended June 30, 2019
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$(16,890)	$(66,558)	$(123,412)	$(206,860)
Net unrealized gains arising during period	23,848	—	—	23,848
Amounts reclassified from accumulated other comprehensive loss	(4,404)	4,579	2,106	2,281
Net current period other comprehensive income	19,444	4,579	2,106	26,129
Ending balance	$2,554	$(61,979)	$(121,306)	$(180,731)

	Six months ended June 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$5,792	$—	$(132,515)	$(126,723)
Net unrealized gains arising during period	133,141	—	—	133,141
Amounts reclassified from accumulated other comprehensive loss	(25,831)	—	9,749	(16,082)
Net current period other comprehensive income	107,310	—	9,749	117,059
Ending balance	$113,102	$—	$(122,766)	$(9,664)

	Six months ended June 30, 2019
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$(38,505)	$(71,149)	$(125,533)	$(235,187)
Net unrealized gains arising during period	45,463	—	—	45,463
Amounts reclassified from accumulated other comprehensive loss	(4,404)	9,170	4,227	8,993
Net current period other comprehensive income	41,059	9,170	4,227	54,456
Ending balance	$2,554	$(61,979)	$(121,306)	$(180,731)
The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Three months ended June 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$13,752	Realized gains on investment securities available for sale, net
	(3,163)	Income taxes
	$10,589

Amortization of defined benefit pension actuarial losses	(6,398)	Other
	1,472	Income taxes
	$(4,926)
Total reclassifications for the period	$5,663

	Three months ended June 30, 2019
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$5,719	Realized gains on investment securities available for sale, net
	(1,315)	Income taxes
	$4,404

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(5,947)	Net interest income
	1,368	Income taxes
	$(4,579)

Amortization of defined benefit pension items
Prior service costs	$(14)	Salaries and wages
Actuarial losses	(2,721)	Other
	(2,735)	Income before income taxes
	629	Income taxes
	$(2,106)
Total reclassifications for the period	$(2,281)

	Six months ended June 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$33,547	Realized gains on investment securities available for sale, net
	(7,716)	Income taxes
	$25,831

Amortization of defined benefit pension items
Actuarial losses	$(12,662)	Other
	2,913	Income taxes
	$(9,749)
Total reclassifications for the period	$16,082

	Six months ended June 30, 2019
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$5,719	Realized gains on investment securities available for sale, net
	(1,315)	Income taxes
	$4,404	Net income

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(11,909)	Net interest income
	2,739	Income taxes
	$(9,170)

Amortization of defined benefit pension items
Prior service costs	$(28)	Salaries and wages
Actuarial losses	(5,462)	Other
	(5,490)	Income before income taxes
	1,263	Income taxes
	$(4,227)
Total reclassifications for the period	$(8,993)
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
ASC 820, Fair Value Measurements and Disclosures, indicates that assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy for an asset or liability is based on the highest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest). A brief description of each level follows:
•Level 1 values are based on quoted prices for identical instruments in active markets.
•Level 2 values are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3 values are derived from valuation techniques in which one or more significant inputs or assumptions are not observable in the market. These unobservable inputs and assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models and similar techniques.
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
Loans held for sale. Management elects the fair value option on certain residential real estate loans originated to be sold to investors. The loans are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Loans held for investment subsequently transferred to held for sale are carried at fair value when a firm commitment to purchase from a counterparty exists. The fair value of the transferred loans is based on the quoted prices and is considered a Level 1 input.
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
For all other financial assets and liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2020 and December 31, 2019. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.

The table presents the carrying values and estimated fair values for financial instruments as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$389,233	$389,233	$376,719	$376,719
Overnight investments	3,107,575	3,107,575	1,107,844	1,107,844
Investment in marketable equity securities	114,316	114,316	82,333	82,333
Investment securities available for sale	8,619,282	8,619,282	7,059,674	7,059,674
Investment securities held to maturity	774,878	791,325	30,996	30,996
Loans held for sale	107,881	107,881	67,869	67,869
Net loans and leases	32,195,975	32,604,388	28,656,355	28,878,550
Income earned not collected	175,496	175,496	123,154	123,154
Federal Home Loan Bank stock	45,392	45,392	43,039	43,039
Mortgage and other servicing rights	20,167	21,163	24,891	26,927
Deposits with no stated maturity	38,202,609	38,202,609	30,593,627	30,593,627
Time deposits	3,276,636	3,303,841	3,837,609	3,842,162
Securities sold under customer repurchase agreements	740,276	740,276	442,956	442,956
Federal Home Loan Bank borrowings	657,682	679,993	572,185	577,362
Subordinated debt	504,246	506,089	163,412	173,685
Other borrowings	96,791	95,861	148,318	149,232
FDIC shared-loss payable	15,025	15,730	112,395	114,252
Accrued interest payable	14,085	14,085	18,124	18,124
For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$754,586	$—	$754,586	$—
Government agency	545,709	—	545,709	—
Residential mortgage-backed securities	5,790,392	—	5,790,392	—
Commercial mortgage-backed securities	1,079,822	—	1,079,822	—
Corporate bonds	448,773	—	278,796	169,977
Total investment securities available for sale	$8,619,282	$—	$8,449,305	$169,977
Marketable equity securities	$114,316	$50,352	$63,964	$—
Loans held for sale	$107,881	$—	$107,881	$—

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$409,999	$—	$409,999	$—
Government agency	682,772	—	682,772	—
Residential mortgage-backed securities	5,267,090	—	5,267,090	—
Commercial mortgage-backed securities	380,020	—	380,020	—
Corporate bonds	201,566	—	131,881	69,685
State, county and municipal	118,227	—	118,227	—
Total investment securities available for sale	$7,059,674	$—	$6,989,989	$69,685
Marketable equity securities	$82,333	$29,458	$52,875	$—
Loans held for sale	$67,869	$—	$67,869	$—

The following tables summarize activity for Level 3 assets:

	Corporate bonds
	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$67,016	$146,287	$69,685	$143,226
Purchases	100,595	991	100,595	3,991
Unrealized net gains (losses) included in other comprehensive income	2,449	1,822	(1,917)	1,838
Amounts included in net income	(83)	37	(168)	82
Transfers in	—	—	1,782	—
Ending balance	$169,977	$149,137	$169,977	$149,137
During the three months ended June 30, 2020, there were no transfers between levels. During the six months ended June 30, 2020, there were transfers from Level 2 to Level 3 of $1.8 million in corporate bonds available for sale. The transfers were due to a lack of observable inputs and trade activity for those securities. During the three and six months ended June 30, 2019, there were no transfers between levels.
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at June 30, 2020:

(Dollars in thousands)			June 30, 2020
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$169,977
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a gain of $2.4 million and a loss of $82 thousand for the three months ended June 30, 2020 and 2019, respectively. The changes in fair value included gains of $3.6 million and $167 thousand for the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$107,881	$102,189	$5,692

	December 31, 2019
	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$67,869	$65,697	$2,172
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2020 or December 31, 2019.
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
Following the adoption of ASC 326, the population of loans measured at fair value on a non-recurring basis has greatly diminished and is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated allowance for credit losses or if a charge-off has been recorded in the previous 12 months. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 6% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied was 7.81%.

Prior to the adoption of ASC 326, impaired loans were deemed to be at fair value if an associated allowance or current period charge-off had been recorded. The value of impaired loans was determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values were determined using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 11%, applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows were determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate for impaired loans generally ranges between 3% and 7%.
OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with with discounts generally between 7% and 16% applied for estimated selling costs and other external factors that may impact the marketability of the property. At June 30, 2020, the weighted average discount applied was 8.16%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$14,341	$—	$—	$14,341
Other real estate owned	44,465	—	—	44,465
Mortgage servicing rights	17,992	—	—	17,992

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$132,336	$—	$—	$132,336
Other real estate owned	38,310	—	—	38,310
Mortgage servicing rights	3,757	—	—	3,757
No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019.
NOTE L - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.
For the three and six months ended June 30, 2020 and 2019, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$3,682	$3,271	$7,139	$6,384
Interest cost	8,568	9,338	17,099	18,629
Expected return on assets	(16,435)	(15,661)	(32,844)	(31,296)
Amortization of prior service cost	—	14	—	28
Amortization of net actuarial loss	6,398	2,721	12,662	5,462
Net periodic cost (benefit)	$2,213	$(317)	$4,056	$(793)
A discretionary contribution of $100.0 million was made to the pension plans during the six months ended June 30, 2020. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of the plans, returns on plan assets, discount rates and the current economic environment.

NOTE M - LEASES
The following table presents lease assets and liabilities as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Classification	June 30, 2020	December 31, 2019
Assets:
Operating	Other assets	$73,488	$77,115
Finance	Premises and equipment	7,547	8,820
Total leased assets		$81,035	$85,935
Liabilities:
Operating	Other liabilities	$73,481	$76,746
Finance	Other borrowings	7,463	8,230
Total lease liabilities		$80,944	$84,976
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
The following table presents the commitments to extend credit and standby letters of credit as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Unused commitments to extend credit	$11,705,547	$10,682,378
Standby letters of credit	104,655	99,601
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Affordable housing project investments were $169.3 million and $167.8 million as of June 30, 2020 and December 31, 2019, respectively, and were recorded in other assets. Unfunded commitments to fund future investments in affordable housing projects totaled $68.3 million and $70.0 million as of June 30, 2020 and December 31, 2019, respectively, and were recorded in other liabilities.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis (“MD&A”) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (“BancShares”). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q along with our financial statements and related MD&A of financial condition and results of operations included in our 2019 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2020, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us” and “BancShares” refer to the consolidated financial position and consolidated results of operations for BancShares.
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
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread throughout the world, causing significant disruptions to the domestic and global economies which continue to date. In response to the outbreak, governments have imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains, changes in consumer behavior and overall economic instability. This uncertainty has led to volatility in the financial markets. This impact was coupled with spikes in unemployment as a result of business shutdowns that may continue to impact financial institutions operationally and financially. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see "Item 1A — Risk Factors" in Part II of this quarterly report on Form 10-Q, which should be read in conjunction with the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019.
During the second quarter of 2020, the Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained the federal funds rate at a target range of 0.00% to 0.25%. The FOMC cited the effects of COVID-19 on economic activity and the risks posed to the economic outlook. The FOMC expects to maintain this target range until it is confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was passed. The bill was designed to provide short-term economic relief to individuals and businesses most impacted by the fallout of the pandemic. Key provisions include: for individuals, economic impact payments and enhanced unemployment benefits; for small businesses, access to loans and support through the Small Business Administration Paycheck Protection Program (“SBA-PPP”), direct aid and loans to the medical industry and other affected sectors, and certain tax benefits that can be used in conjunction with the other aid mentioned. While direct aid to financial services entities is not a primary goal of the provisions, financial institutions will function to transmit funds from the Federal Reserve, SBA and United States (“U.S.”) Treasury to the public. This was supplemented by the Paycheck Protection Program Flexibility Act, which was signed into law on June 5, 2020 and amended provisions of the SBA-PPP including timing of the program and changes to forgiveness criteria. In addition, there were other regulatory actions taken that may impact our business including troubled debt restructuring recognition relief, changes in credit reporting on customer forbearance, federally backed mortgage forbearance, potential legal lending limit relaxation and other economic stabilization efforts. Further legislation is expected as the government continues to mitigate the economic impact on the crisis.

BANCSHARES’ COVID-19 CONTINUED MONITORING AND RESPONSE
BancShares ended second quarter in a very strong capital and liquidity position providing stability in navigating this crisis. Our leadership team continues to ensure appropriate measures are in place to protect the welfare of our employees and soundness of the organization, while continuing to support our customers. Approximately 95% of our branches have re-opened with enhanced safety protocols and our corporate locations remain at limited occupancy due to current virus trends.
At June 30, 2020 COVID-19 related loan extensions totaled approximately $5.6 billion in outstanding loan balances, representing approximately $166 million in payment deferrals. The first wave of loans with payment deferrals have completed their extension period and the volume of extension requests declined during the second quarter. As of July 31, 2020, COVID-19 related loan extensions decreased to approximately $1.5 billion in outstanding loan balances, representing approximately $43 million in payment deferrals. Of the accounts moving to active status, 91% have made their first scheduled payment and the majority of the remaining accounts are within 15 days of their payment date. To date, we have not seen significant shifts in credit line utilization or declines in overall credit quality.
BancShares originated approximately 23,000 SBA-PPP loan requests with an outstanding balance of $3.08 billion at June 30, 2020. We have collected all $116.9 million in SBA-PPP related loan fees per the program terms. These fees and related costs are deferred and are being recognized in interest income over the life of the loans. Once the forgiveness requirements and procedures are finalized by the regulatory bodies, we anticipate accelerated recognition of the fee income as borrower requests are processed and loans are forgiven.
Table 1
SBA-PPP LOANS BY LOAN SIZE

(Dollars in thousands)
Loan Size	$ of Loans	% of Loans $
Less than $150,000	$853,103	27.7%
$150,000 to $2,000,000	1,758,252	57.0
Greater than $2,000,000	473,194	15.3
Total	$3,084,549	100.0%
Strong Liquidity and Capital Position
We maintain a strong level of liquidity. As of June 30, 2020, liquid assets (available cash and unencumbered high quality liquid assets at market value) totaled approximately $8.04 billion representing 16.8% of consolidated assets as of June 30, 2020.
In addition to liquid assets, we had contingent sources of liquidity totaling approximately $11.68 billion in the form of Federal Home Loan Bank (“FHLB”) borrowing capacity, Federal Reserve Discount Window availability, federal funds lines and a committed line of credit.
At June 30, 2020, BancShares’ regulatory capital ratios were well in excess of Basel III capital requirements with a total risk-based capital ratio of 13.6%, a Tier 1 risk-based capital ratio of 11.4%, a common equity Tier 1 ratio of 10.3%, a Tier 1 leverage ratio of 8.1% and a capital conservation buffer of 5.4%, over twice the required level of 2.5%.
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
Upon adoption, BancShares recorded a net decrease of $37.9 million in the Allowance for Credit Losses (“ACL”) which included a decrease of $56.9 million in the ACL on non-purchased credit deteriorated (“non-PCD”) loans, offset by an increase of $19.0 million in the ACL on purchased credit deteriorated (“PCD”) loans. The $56.9 million change in the ACL on non-PCD loans, as well as an $8.9 million increase in the reserve for unfunded commitments, net of deferred taxes, resulted in a net increase in retained earnings of $36.9 million. The $19.0 million increase in the ACL on PCD loans was a reclassification of the PCD credit discount and resulted in a gross up of loan balances by this same amount and did not have any effect on retained earnings. Impact to total capital and capital ratios was not significant and we did not elect the capital phase-in option allowable for regulatory reporting purposes.

FINANCIAL PERFORMANCE SUMMARY
Second Quarter Highlights
•Net income for the second quarter of 2020 totaled $153.8 million, an increase of $34.4 million, or 28.8% compared to the same quarter in 2019. Net income available to common shareholders totaled $149.0 million. Net income per common share increased $4.18, or 39.6%, to $14.74 in the second quarter of 2020, from $10.56 per share during the same period in 2019. Second quarter 2020 earnings were impacted by positive changes in the fair value of the equity securities portfolio totaling $64.6 million, interest and fee income related to SBA-PPP loans of $19.0 million and realized gains on the sale of available for sale securities of $13.8 million, partially offset by an increase in provision expense of $15.4 million, primarily related to the potential impacts of COVID-19, and a decrease in net interest income, excluding the impact of SBA-PPP loans, of $9.0 million.
•Return on average assets for the second quarter of 2020 was 1.36%, up from 1.29% in the second quarter of 2019. Return on average equity for the second quarter of 2020 was 16.43%, up from 13.50% in the the second quarter of 2019.
•Net interest income totaled $337.4 million for the second quarter of 2020, an increase of $10.0 million, or 3.1% compared to the same quarter in 2019. The taxable-equivalent net interest margin (“NIM”) was 3.14% for the second quarter of 2020, down 63 basis points from 3.77% for the second quarter in 2019.
•Noninterest income for the second quarter of 2020 totaled $165.4 million, an increase of $58.5 million, or 54.8% compared to the same quarter of 2019 predominantly due to positive changes on the fair value of the equity securities portfolio.
•Noninterest expense was $291.7 million for the second quarter of 2020, compared to $273.4 million during the same quarter of 2019, an increase of $18.3 million or 6.7%.
•Total loans grew to $32.42 billion, an increase of $3.18 billion, or by 43.7% on an annualized basis, since March 31, 2020, primarily due to SBA-PPP loan originations of $3.08 billion. Excluding SBA-PPP loans and loans divested in the quarter, total loans and leases grew $203.0 million, or by 2.8% on an annualized basis. The net charge-off ratio was 0.09% for the second quarter of 2020, down from 0.11% for the same quarter in 2019.
•Total deposits grew to $41.48 billion, an increase of $6.13 billion, or by 69.8% on an annualized basis, since March 31, 2020, including $3.51 billion of estimated combined deposits related to SBA-PPP loans and consumer stimulus checks. Excluding SBA-PPP and consumer related stimulus deposits and deposits divested in the quarter, total deposits grew $2.80 billion, or by 31.9% on an annualized basis.
•BancShares repurchased 346,000 shares of its Class A common stock during the second quarter of 2020 totaling $127.0 million. At June 30, 2020, BancShares remained well capitalized with a total risk-based capital ratio of 13.6%, a Tier 1 risk-based capital of 11.4%, a common equity Tier 1 ratio of 10.3%, and a leverage ratio of 8.1%.

Year to Date Highlights
•Net income for the six months ended June 30, 2020 totaled $211.0 million, a decrease of $19.8 million, or 8.6% compared to the same period of 2019. Net income available to common shareholders totaled $206.2 million. Earnings per share decreased $0.19, or 0.9%, to $20.04 for the six months ended June 30, 2020, from $20.23 per share during the same period in 2019.
•Return on average assets for the six months ended June 30, 2020 was 0.98%, down 30 basis points compared to the same period in 2019. Return on average equity for the six months ended June 30, 2020 was 11.40%, down 179 basis points compared to the same period in 2019.
•Net interest income for the six months ended June 30, 2020, was $675.8 million, an increase of $28.0 million, or 4.3% compared to the same period of 2019. The taxable-equivalent NIM was 3.33% for the six months ended June 30, 2020, down 48 basis points from 3.81% during the same period of 2019.
•The allowance for credit losses was $222.5 million at June 30, 2020, compared to $225.1 million at December 31, 2019. The $2.7 million change was due primarily to the $37.9 million reduction in the allowance as a result of adopting ASC 326, partially offset by a $36.1 million reserve build relating to potential COVID-19 impact.
•Total loans grew to $32.42 billion, an increase of $3.54 billion since December 31, 2019. The net growth from recent acquisitions and divestitures totaled $12.3 million and growth of $3.08 billion was related to loans originated through the SBA-PPP. Excluding acquired and SBA-PPP loans, total loans increased $440.1 million, or by 3.1% on an annualized basis. The net charge-off ratio was 0.10% for the six months ended June 30, 2020, a 1 basis point decrease compared to the same period of 2019.
•Total deposits grew to $41.48 billion, an increase of $7.05 billion since December 31, 2019. This growth includes $2.99 billion of reciprocal deposits from SBA-PPP (estimated at the time of funding) and $526.0 million from government stimulus deposits (estimated at time of issuance) as well as $43.0 million of net deposits related to acquisition and divestiture. Excluding the cumulative impact of these deposits total deposits grew $3.49 billion, or by 20.4% on an annualized basis.
•BancShares repurchased 695,390 shares of its Class A common stock during the six months ended June 30, 2020 totaling $286.7 million.
•During the first quarter of 2020, BancShares successfully completed a $695 million capital raise which consisted of $350 million of subordinated notes and $345 million of Series A preferred stock.

Table 2
SELECTED QUARTERLY DATA

	2020		2019 (1)			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2020	2019
SUMMARY OF OPERATIONS
Interest income	$363,257	$369,559	$354,048	$362,318	$350,721	$732,816	$687,645
Interest expense	25,863	31,159	26,924	25,893	23,373	57,022	39,825
Net interest income	337,394	338,400	327,124	336,425	327,348	675,794	647,820
Provision for credit losses	20,552	28,355	7,727	6,766	5,198	48,907	16,948
Net interest income after provision for credit losses	316,842	310,045	319,397	329,659	322,150	626,887	630,872
Noninterest income	165,402	64,011	104,393	100,930	106,875	229,413	210,538
Noninterest expense	291,679	299,971	292,262	270,425	273,397	591,650	541,054
Income before income taxes	190,565	74,085	131,528	160,164	155,628	264,650	300,356
Income taxes	36,779	16,916	29,654	35,385	36,269	53,695	69,638
Net income	153,786	57,169	101,874	124,779	119,359	210,955	230,718
Net income available to common shareholders	$148,996	$57,169	$101,874	$124,779	$119,359	$206,165	$230,718
PER COMMON SHARE DATA
Net income	$14.74	$5.46	$9.55	$11.27	$10.56	$20.04	$20.23
Cash dividends on common shares	0.40	0.40	0.40	0.40	0.40	0.80	0.80
Market price at period end (Class A)	405.02	332.87	532.21	471.55	450.27	405.02	450.27
Book value at period-end	367.57	351.90	337.38	327.86	319.74	367.57	319.74
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$45,553,502	$40,648,806	$38,326,641	$37,618,836	$37,049,030	$43,101,154	$36,338,839
Investment securities	8,928,467	7,453,159	7,120,023	6,956,981	6,803,570	8,190,813	6,797,656
Loans and leases (2)	31,635,958	29,098,101	27,508,062	26,977,476	26,597,242	30,367,030	26,059,602
Interest-earning assets	42,795,781	38,004,341	36,032,680	35,293,979	34,674,842	40,400,061	34,056,935
Deposits	39,146,415	34,750,061	33,295,141	32,647,264	32,100,210	36,948,238	31,454,973
Interest-bearing liabilities	24,407,285	23,153,777	20,958,943	20,551,393	20,397,445	23,780,042	20,028,489
Securities sold under customer repurchase agreements	659,244	474,231	495,804	533,371	556,374	566,737	547,318
Other short-term borrowings	45,549	157,759	28,284	23,236	40,513	101,654	20,369
Long-term borrowings	1,275,928	961,132	467,223	384,047	371,843	1,118,042	358,110
Common shareholders' equity	3,648,284	3,625,975	3,570,872	3,580,235	3,546,041	3,637,129	3,528,549
Shareholders’ equity	$3,988,225	$3,682,634	$3,570,872	$3,580,235	$3,546,041	$3,835,430	$3,528,549
Common shares outstanding	10,105,520	10,473,119	10,708,084	11,060,462	11,286,520	10,289,320	11,402,112
SELECTED QUARTER-END BALANCES
Total assets (1)	$47,866,194	$41,594,453	$39,824,496	$37,748,324	$37,655,094	$47,866,194	$37,655,094
Investment securities	9,508,476	8,845,197	7,173,003	7,167,680	6,695,578	9,508,476	6,695,578
Loans and leases	32,418,425	29,240,959	28,881,496	27,196,511	26,728,237	32,418,425	26,728,237
Deposits	41,479,245	35,346,711	34,431,236	32,743,277	32,719,671	41,479,245	32,719,671
Securities sold under customer repurchase agreements	740,276	540,362	442,956	522,195	544,527	740,276	544,527
Other short-term borrowings	—	105,000	295,277	—	—	—	—
Long-term borrowings	1,258,719	1,297,132	588,638	453,876	369,854	1,258,719	369,854
Shareholders’ equity	$3,991,444	$3,957,520	$3,586,184	$3,568,482	$3,574,613	$3,991,444	$3,574,613
Common shares outstanding	9,934,105	10,280,105	10,629,495	10,884,005	11,179,905	9,934,105	11,179,905
SELECTED RATIOS AND OTHER DATA
Return on average assets (annualized)	1.36%	0.57%	1.05%	1.32%	1.29%	0.98%	1.28%
Return on average common shareholders’ equity (annualized)	16.43	6.34	11.32	13.83	13.50	11.40	13.19
Net yield on interest-earning assets (taxable equivalent)	3.14	3.55	3.59	3.77	3.77	3.33	3.81
Net charge-offs (annualized) to average loans and leases	0.09	0.10	0.14	0.10	0.11	0.10	0.11
Allowance for credit losses to total loans and leases(3):
PCD	5.07	4.80	1.35	1.34	1.51	5.07	1.51
Non-PCD	0.61	0.64	0.77	0.82	0.83	0.61	0.83
Total	0.69	0.72	0.78	0.83	0.85	0.69	0.85
Ratio of total nonperforming assets to total loans, leases and other real estate owned (4)	0.77	0.79	0.58	0.57	0.56	0.77	0.56
Tier 1 risk-based capital ratio	11.38	11.43	10.86	11.80	12.03	11.38	12.03
Common equity Tier 1 ratio	10.32	10.36	10.86	11.80	12.03	10.32	12.03
Total risk-based capital ratio	13.63	13.65	12.12	13.09	13.34	13.63	13.34
Tier 1 leverage capital ratio	8.07	8.98	8.81	9.18	9.35	8.07	9.35
Dividend payout ratio	2.71	7.33	4.19	3.55	3.79	3.99	3.95
Average loans and leases to average deposits	80.81	83.74	82.62	82.63	82.86	82.19	82.85
(1) We adopted ASC Topic 326 (CECL) utilizing the modified retrospective approach. We did not restate selected financial data for the quarters prior to 2020 presented above.
(2) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.
(3) Loans originated in relation to the SBA-PPP ($3.08 billion as of June 30, 2020) do not have a recorded ACL. As of June 30, 2020, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans is 0.68% while the ratio of ACL to total loans excluding SBA-PPP loans is 0.76%.
(4) Upon adoption of ASC 326, we dissolved pooling of PCI loans allowed under ASC 310-30. This increased the amount of nonaccrual loans as those nonaccrual loans within performing PCI pools were previously excluded from reporting. As of January 1, 2020, there were $47.0 million of nonaccrual loans released from performing PCI pools. Of these nonaccrual loans, $35.9 million were outstanding as of June 30, 2020.

BUSINESS COMBINATIONS
Community Financial Holding Company, Inc.
On February 1, 2020, FCB completed the merger of Duluth, Georgia-based Community Financial Holding Company, Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank, into FCB. Under the terms of the agreement, total cash consideration of $2.3 million was paid to the shareholders of Community Financial. The merger allows FCB to expand its presence and enhance banking efforts in Georgia. The merger contributed $222.1 million in consolidated assets, which included $686 thousand of goodwill, $134.0 million in loans, and $209.3 million in deposits.
See Note B - Business Combinations for additional disclosures.
Entegra Financial Corp.
On December 31, 2019, FCB completed the merger of Franklin, North Carolina-based Entegra Financial Corp. (“Entegra”) and its bank subsidiary, Entegra Bank. In order to obtain regulatory approval, FCB entered into an agreement for Select Bank to purchase three of our North Carolina branches, located in Highlands, Sylva and Franklin. On April 17, 2020, FCB completed the divestiture of the branches including loans and leases, premises and equipment and total deposits with a fair value of $110.1 million, $2.1 million and $184.8 million, respectively. The Select Bank purchase price for the divested branches included an 8% premium for deposits acquired that was applied against goodwill generated as part of the merger with Entegra Bank.
Federal Deposit Insurance Corporation Assisted Transactions
BancShares completed fourteen Federal Deposit Insurance Corporation (“FDIC”) assisted transactions between 2009 and 2017. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of June 30, 2020, shared-loss protection remains for single family residential loans acquired in the amount of $38.0 million.
The shared-loss agreement for two of the FDIC-assisted transactions included a provision related to a payment owed to the FDIC at the termination of the agreement (the “clawback liability”). As of June 30, 2020 and December 31, 2019, the estimated clawback liability was $15.0 million and $112.4 million, respectively, as a result of a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. The remaining clawback liability payment date is March 2021.

Table 3
CONSOLIDATED QUARTER-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended June 30
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$31,635,958	$326,618	4.10%	$26,597,242	$303,803	4.54%
Investment securities:
U.S. Treasury	206,575	679	1.32	1,150,001	6,770	2.36
Government agency	657,405	1,428	0.87	383,700	3,034	3.16
Mortgage-backed securities	7,555,947	28,532	1.51	4,979,160	28,130	2.26
Corporate bonds	299,250	3,782	5.06	147,669	1,931	5.23
Other investments	209,290	2,236	4.30	143,040	626	1.76
Total investment securities	8,928,467	36,657	1.64	6,803,570	40,491	2.38
Overnight investments	2,231,356	553	0.10	1,274,030	7,280	2.29
Total interest-earning assets	42,795,781	363,828	3.38	34,674,842	351,574	4.04
Cash and due from banks	404,517			295,052
Premises and equipment	1,260,566			1,214,144
Allowance for credit losses	(209,973)			(229,067)
Other real estate owned	55,554			4,646
Other assets	1,247,057			1,047,813
Total assets	$45,553,502			$37,007,430

Liabilities
Interest-bearing deposits:
Checking with interest	$8,562,145	$1,310	0.06%	$7,485,693	$1,571	0.08%
Savings	2,846,557	312	0.04	2,658,974	527	0.08
Money market accounts	7,618,883	6,519	0.34	5,912,646	5,498	0.37
Time deposits	3,398,979	9,775	1.16	3,371,402	11,561	1.38
Total interest-bearing deposits	22,426,564	17,916	0.32	19,428,715	19,157	0.40
Securities sold under customer repurchase agreements	659,244	399	0.24	556,374	515	0.37
Other short-term borrowings	45,549	248	2.16	40,513	278	2.72
Long-term borrowings	1,275,928	7,300	2.26	371,843	3,423	3.64
Total interest-bearing liabilities	24,407,285	25,863	0.42	20,397,445	23,373	0.46
Noninterest-bearing deposits	16,719,851			12,671,495
Other liabilities	438,141			434,049
Shareholders’ equity	3,988,225			3,546,041
Total liabilities and shareholders’ equity	$45,553,502			$37,049,030
Interest rate spread			2.96%			3.58%

Net interest income and net yield on interest-earning assets		$337,965	3.14%		$328,201	3.77%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the three months ended June 30, 2020 and 2019. The taxable-equivalent adjustment was $571 thousand and $853 thousand for the three months ended June 30, 2020 and 2019, respectively.

Table 4
CONSOLIDATED YEAR-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Six months ended June 30
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$30,367,030	$652,774	4.27%	$26,059,602	$595,372	4.56%
Investment securities:
U.S. Treasury	253,176	2,356	1.87	1,178,955	13,267	2.27
Government agency	689,330	5,548	1.61	335,375	5,343	3.19
Mortgage-backed securities	6,808,190	59,239	1.74	5,015,089	56,964	2.27
Corporate bonds	252,377	6,259	4.96	146,405	3,868	5.28
Other investments	187,740	2,914	3.12	121,832	915	1.51
Total investment securities	8,190,813	76,316	1.86	6,797,656	80,357	2.37
Overnight investments	1,842,218	5,071	0.55	1,199,677	13,669	2.30
Total interest-earning assets	40,400,061	734,161	3.62	34,056,935	689,398	4.05
Cash and due from banks	352,475			288,592
Premises and equipment	1,256,268			1,210,306
Allowance for credit losses	(198,621)			(226,763)
Other real estate owned	54,455			46,669
Other assets	1,236,516			963,097
Total assets	$43,101,154			$36,338,836

Liabilities
Interest-bearing deposits:
Checking with interest	$8,375,564	$3,011	0.07%	$7,521,642	$2,948	0.08%
Savings	2,720,213	597	0.04	2,591,633	733	0.06
Money market accounts	7,317,735	15,628	0.43	5,880,372	9,639	0.33
Time deposits	3,580,097	22,874	1.28	3,109,045	18,764	1.22
Total interest-bearing deposits	21,993,609	42,110	0.39	19,102,692	32,084	0.34
Securities sold under customer repurchase agreements	566,737	841	0.30	547,318	974	0.36
Other short-term borrowings	101,654	1,052	2.05	20,369	278	2.72
Long-term borrowings	1,118,042	13,019	2.30	358,110	6,489	3.60
Total interest-bearing liabilities	23,780,042	57,022	0.48	20,028,489	39,825	0.40
Noninterest-bearing deposits	14,954,629			12,352,281
Other liabilities	531,053			429,517
Shareholders’ equity	3,835,430			3,528,549
Total liabilities and shareholders’ equity	$43,101,154			$36,338,836
Interest rate spread			3.14%			3.65%

Net interest income and net yield on interest-earning assets		$677,139	3.33%		$649,573	3.81%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the six months ended June 30, 2020 and June 30, 2019. The taxable-equivalent adjustment was $1.3 million and $1.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Table 4
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$60,243	$(37,428)	$22,815	$96,223	$(38,821)	$57,402
Investment securities:
U.S. Treasury	(5,558)	(533)	(6,091)	(10,423)	(488)	(10,911)
Government agency	2,164	(3,770)	(1,606)	5,639	(5,434)	205
Mortgage-backed securities	15,546	(15,144)	402	21,611	(19,336)	2,275
Corporate bonds	1,981	(130)	1,851	2,799	(408)	2,391
Other investments	291	1,319	1,610	245	1,754	1,999
Total investment securities	14,424	(18,258)	(3,834)	19,871	(23,912)	(4,041)
Overnight investments	5,435	(12,162)	(6,727)	7,352	(15,950)	(8,598)
Total interest-earning assets	$80,102	$(67,848)	$12,254	$123,446	$(78,683)	$44,763
Liabilities
Interest-bearing deposits:
Checking with interest	$221	$(482)	$(261)	$327	$(264)	$63
Savings	36	(251)	(215)	35	(171)	(136)
Money market accounts	1,567	(546)	1,021	2,303	3,686	5,989
Time deposits	63	(1,849)	(1,786)	2,777	1,333	4,110
Total interest-bearing deposits	1,887	(3,128)	(1,241)	5,442	4,584	10,026
Securities sold under customer repurchase agreements	33	(149)	(116)	(56)	(77)	(133)
Other short-term borrowings	34	(64)	(30)	545	229	774
Long-term borrowings	8,205	(4,328)	3,877	6,746	(216)	6,530
Total interest-bearing liabilities	10,159	(7,669)	2,490	12,677	4,520	17,197
Change in net interest income	$69,943	$(60,179)	$9,764	$110,769	$(83,203)	$27,566
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
Second Quarter 2020 compared to Second Quarter 2019
Net interest income for the second quarter of 2020 totaled $337.4 million, an increase of $10.0 million, or 3.1%, compared to the second quarter of 2019. The taxable-equivalent NIM was 3.14% in the second quarter of 2020, a decrease of 63 basis points from the same quarter in the prior year.
The increase in net interest income was primarily due to an increase of $22.8 million in interest earned on loans due to loan growth, partially offset by an increase in interest expense on borrowings of $3.7 million. Interest and fee income related to SBA-PPP loans totaled $19.0 million in the second quarter of 2020. The primary drivers of the margin decline were lower yields on interest-earning assets, partially offset by a decrease in the rates paid on borrowings and interest-bearing deposits, largely in time deposits and money market accounts.
Average interest-earning assets increased by $8.12 billion to $42.80 billion, compared to the second quarter of 2019. The primary drivers for this change were higher average loan balances which increased $5.04 billion, due to contributions from both recent acquisitions and loans originated under the SBA-PPP, as well as organic loan growth, higher average investment securities of $2.12 billion and higher average overnight investments of $957.3 million. The yield on interest-earning assets decreased by 66 basis points to 3.38% when compared to the second quarter of 2019. The yield on loans and leases decreased to 4.10%, or by 44 basis points, primarily due to lower yields on commercial and home equity loans mostly due to downward rate resets on variable rate loans and lower rates on originations. The yield on overnight investments and investment securities decreased by 219 basis points and 74 basis points, respectively. The yield decrease on overnight investments was primarily due to a lower federal funds rate, while lower yields on government agency and mortgage-backed securities were the primary reasons for the investment securities yield decline.
Average interest-bearing liabilities increased by $4.01 billion to $24.41 billion, compared to the second quarter of 2019. This increase was primarily due to an increase in average interest-bearing deposit balances of $3.00 billion driven by contributions from organic deposit growth and recent acquisitions, including reciprocal deposits from SBA-PPP loans, as well as an increase in average long-term borrowings of $904.1 million.

Rates on interest-bearing liabilities decreased by 4 basis points to 0.42%, primarily due to decreased rates paid on borrowings and time deposits, checking with interest deposits, and money market accounts.
Six Months of 2020 compared to Six Months of 2019
Net interest income for the six months ended June 30, 2020, was $675.8 million, an increase of $28.0 million, or 4.3%, compared to the same period of 2019. The taxable-equivalent NIM was 3.33% for the six months ended June 30, 2020, a decrease of 48 basis points from the same period of 2019.
Average year-to-date interest-earning assets for the six months ended June 30, 2020, increased by $6.34 billion to $40.40 billion, compared to the same period in 2019. This increase was primarily due to a $4.31 billion increase in average outstanding loans due the impact of recent acquisitions and organic loan growth, including growth from loans originated under the SBA-PPP. This increase was coupled with increases in average investment securities of $1.39 billion and average overnight investments of $642.5 million. The yield on interest-earning assets decreased by 43 basis points to 3.62% for the six months ended June 30, 2020, compared to the same period in 2019. The yield on loans and leases decreased by 29 basis points primarily due to decreases in yields on commercial and residential loans. The yield on overnight investments and the investment securities portfolio decreased by 175 basis points and 51 basis points, respectively. The lower federal funds rate was the primary driver for the yield decrease on overnight investments, while the lower yields on mortgage-backed securities, government agency securities, and U.S. Treasury securities were the primary drivers of the investment securities yield decline.
Average year-to-date interest-bearing liabilities for the six months ended June 30, 2020 increased by $3.75 billion to $23.78 billion, compared to the same period in 2019. This increase was primarily due to a $2.89 billion increase in average interest-bearing deposit balances driven by recent acquisitions and organic growth, including reciprocal deposits related to SBA-PPP loans. The rate paid on interest-bearing liabilities increased by 8 basis points to 0.48% for the six months ended June 30, 2020 compared to same period in 2019. The rate paid on interest-bearing deposits increased by 5 basis points due primarily to increased rates on time deposits, checking with interest deposits and money market accounts.
Provision for Credit Losses
BancShares recorded net provision expense of $20.6 million for the three months ended June 30, 2020 compared to $5.2 million for the same period in 2019. BancShares recorded a net provision expense for credit losses of $48.9 million for the six months ended June 30, 2020, compared to $16.9 million for the six months ended June 30, 2019. The increase for both the three and six month periods was primarily COVID-19 related as loss estimates consider the impact of slower economic activity and elevated unemployment, as well as potential mitigants due to unprecedented government stimulus and loan accommodations. The quarter and year-to-date provision expense includes $14.6 million and $36.1 million, respectively, in additions to the ACL specifically related to COVID-19.
Noninterest Income
Table 6
NONINTEREST INCOME

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$17,522	$25,790	$43,935	$50,855
Wealth management services	22,371	24,573	48,783	49,574
Cardholder services, net	17,587	18,479	35,747	35,112
Other service charges and fees	7,145	8,164	14,937	15,586
Merchant services, net	5,363	6,455	11,251	12,290
Mortgage income	9,811	5,038	15,035	8,696
Insurance commissions	3,189	2,854	6,877	6,145
ATM income	1,395	1,625	2,817	3,136
Marketable equity securities gains, net	64,570	3,144	13,162	14,472
Realized gains on investment securities available for sale, net	13,752	5,719	33,547	5,719
Other	2,697	5,034	3,322	8,953
Total noninterest income	$165,402	$106,875	$229,413	$210,538
Noninterest income is an essential component of our total revenue and is critical to our profitability level. The primary sources of noninterest income consist of fees and service charges generated from deposit accounts, cardholder and merchant services, wealth management services, and mortgage lending and servicing.

Noninterest income for the second quarter of 2020 was $165.4 million, compared to $106.9 million for the same period of 2019, an increase of $58.5 million, or 54.8%. The most significant components of the change were as follows:
•Marketable equity securities gains increased by $61.4 million. The gains of $64.6 million consisted of realized gains of $37.0 million and unrealized gains of $27.6 million.
•Gains on sales of investment securities increased by $8.0 million.
•Mortgage income increased by $4.8 million primarily due to increased origination volume brought about by lower mortgage rates. The production-related income was partially offset by mortgage servicing rights impairment of $1.1 million due to declining mortgage rates.
•Service charges on deposit accounts declined by $8.3 million primarily due to decreased customer activity and efforts to aid our customers during the COVID-19 pandemic.
•Wealth management services decreased by $2.2 million primarily due to decreased sales volume driven by branch closures in response to local government mandates and low interest rates.

Noninterest income was $229.4 million for the first six months of 2020, compared to $210.5 million for the same period of 2019, an increase of $18.9 million, or 9.0%. The most significant components of the change were as follows:
•Gains on sales investment securities increased by $27.8 million.
•Mortgage income increased by $6.3 million primarily due to increased origination volume brought about by lower mortgage rates. The production-related income was partially offset by mortgage servicing rights impairment of $4.0 million recorded due to declining mortgage rates.
•Service charges on deposit accounts declined by $6.9 million primarily due to decreased customer activity and efforts to aid our customers during the COVID-19 pandemic.
•Other noninterest income decreased $5.6 million primarily due to acquired recoveries on PCD loans, formerly reported in noninterest income, now being recorded as a component of the allowance for credit losses .
Noninterest Expense
Table 7
NONINTEREST EXPENSE

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Salaries and wages	$146,633	$136,526	$291,888	$268,947
Employee benefits	30,364	30,197	68,875	62,732
Occupancy expense	29,556	26,886	57,036	54,647
Equipment expense	28,774	28,489	56,624	55,229
Processing fees paid to third parties	10,186	6,641	20,558	13,730
FDIC insurance expense	3,731	2,757	7,197	5,417
Collection and foreclosure-related expenses	3,949	3,659	8,003	6,681
Merger-related expenses	4,369	4,084	8,601	5,803
Telecommunications expense	2,815	2,393	5,788	4,434
Consultant expense	3,027	3,639	6,287	6,520
Advertising expense	1,980	2,942	4,649	5,494
Core deposit intangible amortization	3,672	4,233	7,531	8,480
Other	22,623	20,951	48,613	42,940
Total noninterest expense	$291,679	$273,397	$591,650	$541,054

The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $291.7 million during the second quarter of 2020, compared to $273.4 million for the same period in 2019, an increase of $18.3 million, or 6.7%. The most significant components of the change were as follows:
•Personnel expense increased $10.3 million primarily due to an increase in salaries and wages as a result of merit increases and net staff additions, including personnel from acquisitions.
•Processing fees paid to third parties increased $3.5 million primarily due to the expansion of digital banking offerings as well as processing fees related to recent acquisitions.
•Occupancy expense increased $2.7 million primarily due to cleaning and sanitizing efforts in branches and corporate buildings to combat the spread of COVID-19 as well as increased building repairs.
•Other noninterest expense increased by $1.7 million primarily due to higher provision related to unfunded loan commitments as a result of potential economic impacts of COVID-19 and increased pension costs due to a lower discount rate.
Noninterest expense was $591.7 million for the first six months of 2020, compared to $541.1 million for the same period in 2019, an increase of $50.6 million, or 9.4%. The most significant components of the change were as follows:
•Personnel expense increased by $29.1 million primarily due to an increase in salaries and wages as a result of merit increases and increased headcount from recent acquisitions.
•Processing fees paid to third parties increased $6.8 million primarily due to the expansion of digital banking offerings as well as processing fees related to recent acquisitions.
•Other noninterest expense increased $5.7 million primarily due to higher provision related to unfunded loan commitments as a result of potential economic impacts of COVID-19 and increased pension costs due to a lower discount rate.
•Merger-related expenses increased $2.8 million primarily due to costs related to Entegra.
•Occupancy expense increased $2.4 million primarily due to cleaning and sanitizing efforts in branches and corporate buildings to combat the spread of COVID-19.
Income Taxes
Income tax expense was $36.8 million and $36.3 million for the second quarter of 2020 and 2019, respectively, representing effective tax rates of 19.3% and 23.3% during the periods. Income tax expense was $53.7 million and $69.6 million for the six months ended June 30, 2020 and 2019, respectively, representing effective tax rates of 20.3% and 23.2% during the periods.
The effective tax rate for the second quarter 2020 was favorably impacted by $6.9 million due to BancShares’ decision to utilize an allowable alternative for computing its 2020 federal income tax liability. Without this alternative, the effective tax rate would have been approximately 23%. The allowable alternative provides BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax. As a result of this favorable federal tax rate benefit, the effective tax rate for the remainder of 2020 is estimated to be approximately 21%. The actual 2020 effective tax rate will depend upon the nature and amount of future income and expenses as well as transactions with discrete tax effects.
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
Interest-earning assets totaled $45.14 billion and $37.23 billion at June 30, 2020 and December 31, 2019, respectively. The $7.91 billion increase was primarily composed of a $3.54 billion increase in loans and leases, a $2.34 billion increase in investment securities and a $2.00 billion increase in overnight investments.

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
The carrying value of investment securities totaled $9.51 billion at June 30, 2020, an increase of $2.34 billion compared to December 31, 2019. The increase in the portfolio was primarily attributable to investment securities purchases of $6.79 billion, partially offset by sales of $3.44 billion and maturities and paydowns of $1.20 billion.
As of June 30, 2020, investment securities available for sale had a net pre-tax unrealized gain of $146.9 million, compared to a net pre-tax unrealized gain of $7.5 million as of December 31, 2019. After evaluating the available for sale securities with unrealized losses, management concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no allowance for credit losses was needed at June 30, 2020. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes.
As part of the adoption of ASC 326, BancShares evaluated its portfolios of held to maturity and available for sale debt securities to determine the need to record a related allowance for credit losses. See Note A - Accounting Policies and Basis for Presentation for more detail on our policies and adoption. As of January 1, 2020, no allowance for credit losses was required for available for sale and held to maturity debt securities
Table 8
INVESTMENT SECURITIES

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Composition(1)	Cost	Fair value	Composition(1)	Cost	Fair value
Investment securities available for sale
U.S. Treasury	7.9%	$754,350	$754,586	5.7%	$409,397	$409,999
Government agency	5.7	549,673	545,709	9.5	684,085	682,772
Residential mortgage-backed securities	60.8	5,671,151	5,790,392	73.4	5,269,060	5,267,090
Commercial mortgage-backed securities	11.4	1,047,601	1,079,822	5.3	373,105	380,020
Corporate bonds	4.7	449,623	448,773	2.8	198,278	201,566
State, county and municipal	—	—	—	1.7	118,227	118,227
Total investment securities available for sale	90.5	8,472,398	8,619,282	98.4	7,052,152	7,059,674
Investment in marketable equity securities	1.2	116,322	114,316	1.2	59,262	82,333
Investment securities held to maturity
Residential mortgage-backed securities	7.5	693,143	709,339	—	—	—
Commercial mortgage-backed securities	0.8	78,729	78,980	—	—	—
Other	—	3,006	3,006	0.4	30,996	30,996
Total investment securities held to maturity	8.3	774,878	791,325	0.4	30,996	30,996
Total investment securities	100.0%	$9,363,598	$9,524,923	100.0%	$7,142,410	$7,173,003
(1) Calculated as a percent of the total fair value of investment securities.

Loans and Leases
Loans for held for sale were $107.9 million at June 30, 2020, a net increase of $40.0 million since December 31, 2019. The increase is primarily due to originations of $503.2 million driven by low interest rates, partially offset by sales of $474.2 million.
Loans and leases held for investment were $32.42 billion at June 30, 2020, a net increase of $3.54 billion, representing annualized growth of 24.6% since December 31, 2019. This increase was driven by a $3.56 billion net increase in the non-PCD portfolio offset by a $28.1 million net decrease in the PCD loan portfolio. The net increase in the non-PCD portfolio was due to $3.08 billion related to SBA-PPP originations as well as organic growth primarily in our commercial segments. The net decrease in PCD loans was primarily due to a $69.2 million decline in loans from prior acquisitions, partially offset by $22.1 million in acquired PCD loans during 2020 along with a 19.0 million increase from the adoption of ASC 326. Excluding 2020 loans related to acquisitions and divestitures and SBA-PPP loans, total loans grew by 3.1% on an annualized basis.
BancShares reports non-PCD and PCD loan portfolios separately, and the non-PCD portfolio is further divided into commercial and consumer segments. Non-PCD loans and leases at June 30, 2020 were $31.89 billion compared to non-PCI loans of $28.32 billion at December 31, 2019, representing 98.4% and 98.1% of total loans, respectively. PCD loans at June 30, 2020 were $530.7 million, compared to $558.7 million of PCI loans at December 31, 2019, representing 1.6% and 1.9% of loans, respectively.
The discount related to acquired non-PCD loans and leases at June 30, 2020 and non-PCI loans and leases at December 31, 2019 was $25.8 million and $30.9 million, respectively. The discount related to PCD loans at June 30, 2020 and PCI loans at December 31, 2019 was $54.7 million and $88.2 million, respectively. The primary driver of the decrease in PCD discount is the adoption of ASC 326, which resulted in a reclassification of the credit portion of the loan discount to the ACL of $19.0 million.
During the three months ended June 30, 2020 and 2019, accretion income on purchased non-PCD loans and leases was $2.5 million and $3.4 million, respectively. During the three months ended June 30, 2020 and 2019, interest and accretion income on purchased PCD loans and leases was $14.4 million and $11.9 million, respectively.
During the six months ended June 30, 2020 and 2019, accretion income on purchased non-PCD loans and leases was $5.0 million and $6.7 million, respectively. During the six months ended June 30, 2020 and 2019, interest and accretion income on purchased PCD loans and leases was $33.0 million and $29.9 million, respectively.

Table 9
LOANS AND LEASES

(Dollars in thousands)	June 30, 2020
Commercial:
Construction and land development	$1,012,365
Owner occupied commercial mortgage	10,352,793
Non-owner occupied commercial mortgage	3,056,328
Commercial and industrial and leases	4,650,839
SBA-PPP	3,084,549
Total commercial loans	22,156,874
Consumer:
Residential mortgage	5,404,682
Revolving mortgage	2,233,977
Construction and land development	353,382
Consumer auto	1,195,771
Consumer other	543,088
Total consumer loans	9,730,900
Total non-PCD loans and leases	31,887,774
PCD loans	530,651
Total loans and leases	32,418,425
Less allowance for credit losses	(222,450)
Net loans and leases	$32,195,975

(Dollars in thousands)	December 31, 2019
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	28,322,780
PCI loans	558,716
Total loans and leases	28,881,496
Less allowance for loan and lease losses	(225,141)
Net loans and leases	$28,656,355

ALLOWANCE FOR CREDIT LOSSES
The ACL was $222.5 million at June 30, 2020, representing a decrease of $2.7 million since December 31, 2019. The ACL as a percentage of total loans and leases was 0.69% at June 30, 2020, compared to 0.78% December 31, 2019. The ACL as a percentage of loans and leases excluding SBA-PPP loans, which have no recorded ACL, was 0.76% at June 30, 2020.
Upon adoption of ASC 326 on January 1, 2020, BancShares recorded a net decrease of $37.9 million in the ACL which included a decrease of $56.9 million in the ACL on non-PCD loans, partially offset by an increase of $19.0 million in the ACL on PCD loans. The decrease in the ACL on non-PCD loans was primarily in the commercial segments as these portfolios have exhibited strong historical credit performance and have relatively short average lives. This decrease was partially offset by an increase in the consumer segments due to their longer average lives. The increase in the ACL on PCD loans was primarily the result of reallocating credit discount from loan balances into ACL.
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended June 30, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $36.1 million reserve build due to the potential economic impact of COVID-19 and its estimated impact on credit losses. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. Assumptions revert to long term historic averages over a one year period. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our model results included baseline, adverse and upside scenarios, as well as management’s expectation of borrower performance based upon COVID-19 residual risk by industry and geography. Expected loss estimates considered the potential impact of slower economic activity and elevated unemployment, as well as mitigating impacts from the government stimulus and loan modification programs. These loss estimates were also influenced by BancShares strong credit quality, historically low net charge-offs and recent credit trends, which remained stable through the quarter ended June 30, 2020.
At June 30, 2020, the ACL allocated to non-PCD loans and leases was $195.5 million, or 0.61% of non-PCD loans and leases, compared to $217.6 million, or 0.77%, at December 31, 2019. The ACL as a percentage of non-PCD loans and leases excluding SBA-PPP loans was 0.68% at June 30, 2020. The decrease of 16 basis points since December 31, 2019 was primarily due to the adoption of ASC 326, partially offset by the forecasted potential economic impacts of the COVID-19 pandemic on expected credit losses. The adoption of ASC 326 resulted in a decrease of 18 basis points, while the COVID-19 impacts resulted in an increase of 11 basis points.
At June 30, 2020, the ACL for PCD loans totaled $26.9 million compared to $7.5 million at December 31, 2019. The increase was primarily due the adoption of ASC 326.
Net charge-offs for loans and leases were $7.4 million during the second quarter of 2020, compared to $7.4 million during the second quarter of 2019. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.09% and 0.11% for the second quarter of 2020 and 2019, respectively. The net charge-off ratio was 0.10% and 0.11% for the six months ended June 30, 2020 and 2019, respectively. The ACL as of June 30, 2020, excluding SBA-PPP loans, covered approximately 7.5 times annualized year to date net charge-offs compared to 6.5 times at January 1, 2020 CECL adoption.
As part of ASC 326 adoption, BancShares made a policy not to measure an ACL for accrued interest receivable as our accounting policies and credit monitoring provide that uncollectible accrued interest is reversed or written off against interest income in a timely manner. Management reviewed this policy election during the second quarter of 2020 in light of the increase in accrued interest receivable and concluded the policy election remained appropriate due to trends in payments and extension activity.
Accrued interest receivable at June 30, 2020 was $175.5 million compared to $123.2 million at December 31, 2019 of which $139.8 million and $88.0 million related to outstanding accrued interest on the loan portfolio at June 30, 2020 and December 31, 2019, respectively. The $51.8 million increase in accrued receivable on loans was due in part to the increases in loan balances, as well the volume of loans in deferred payment status. At June 30, 2020 there were approximately $5.6 billion in active COVID-19 related loan extensions with an accrued interest receivable balance of approximately $63 million. The first wave of loans with payment deferrals have completed their extension period and the volume of extension requests declined during the second quarter. As of July 31, 2020, COVID-19 related loan extensions decreased to approximately $1.5 billion in outstanding loan balances with an accrued interest receivable balance of approximately $15 million as a significant portion of the original payment extensions moved to active status.

Table 10
ALLOWANCE FOR CREDIT LOSSES

	Three months ended June 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Allowance for credit losses:
Balance at April 1	$2,290	$22,970	$16,531	$30,619	$38,366	$24,557	$1,140	$5,769	$40,101	$26,916	$209,259
Provision (credits)	4,705	(721)	5,542	(2,898)	4,909	2,211	486	4,042	2,034	242	20,552
Charge-offs	(138)	—	(8)	(3,869)	(460)	(495)	—	(1,255)	(4,447)	(1,392)	(12,064)
Recoveries	49	240	84	781	57	367	14	342	1,607	1,162	4,703
Balance at June 30	$6,906	$22,489	$22,149	$24,633	$42,872	$26,640	$1,640	$8,898	$39,295	$26,928	$222,450

	Three months ended June 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer	PCD	Total
Balance at April 1	$37,476	$45,281	$2,399	$57,025	$2,167	$16,987	$21,495	$2,473	$34,492	$8,980	$228,775
Provision (credits)	(5,544)	3,714	(57)	2,699	(174)	371	(328)	277	4,877	(637)	5,198
Charge-offs	(28)	(89)	—	(3,422)	(31)	(478)	(493)	—	(6,061)	—	(10,602)
Recoveries	40	56	—	599	221	52	447	—	1,797	—	3,212
Balance at June 30	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$8,343	$226,583

	Six months ended June 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Balance at December 31	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1	$2,152	$17,128	$11,562	$23,973	$35,350	$23,367	$1,418	$5,392	$40,338	$26,537	$187,217
Provision (credits)	4,756	5,386	10,498	7,525	8,502	3,515	263	5,000	5,808	(2,346)	48,907
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	(138)	(320)	(8)	(8,918)	(1,260)	(1,080)	(70)	(2,199)	(9,817)	(2,515)	(26,325)
Recoveries	136	295	97	2,053	280	838	29	705	2,966	4,059	11,458
Balance at June 30	$6,906	$22,489	$22,149	$24,633	$42,872	$26,640	$1,640	$8,898	$39,295	$26,928	$222,450

	Six months ended June 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	PCI	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Provision (credits)	(3,425)	6,085	(140)	5,424	(672)	1,879	(119)	400	8,317	(801)	16,948
Charge-offs	(72)	(850)	—	(5,280)	(31)	(644)	(1,456)	—	(12,423)	—	(20,756)
Recoveries	171	276	1	1,137	665	225	834	—	3,370	—	6,679
Balance at June 30	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$8,343	$226,583
The reserve for unfunded loan commitments was $13.7 million and $1.1 million at June 30, 2020 and December 31, 2019, respectively. The increase was primarily due to increases in the scope of off-balance sheet exposures considered due to the provisions of ASC 326.

Table 11
ALLOWANCE FOR CREDIT LOSSES RATIOS

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Average loans and leases:
PCD	$546,998	$544,250	$538,543	$561,574
Non-PCD	30,992,001	25,995,212	29,747,116	25,448,455
Loans and leases at period-end:
PCD	530,651	551,447	530,651	551,447
Non-PCD	31,887,774	26,176,790	31,887,774	26,176,790
Allowance for credit losses allocated to:
PCD	26,928	8,343	26,928	8,343
Non-PCD	195,522	218,240	195,522	218,240
Total	$222,450	$226,583	$222,450	$226,583
Net charge-offs (recoveries) to average loans and leases:
PCD	0.17%	—%	(0.58)%	—%
Non-PCD	0.09	0.11	0.11	0.11
Total	0.09	0.11	0.10	0.11
Allowance for credit losses to total loans and leases(1):
PCD	5.07	1.51	5.07	1.51
Non-PCD	0.61	0.83	0.61	0.83
Total	0.69	0.85	0.69	0.85
(1) Loans originated in relation to the SBA-PPP ($3,08 billion as of June 30, 2020) do not have a recorded ACL. As of June 30, 2020, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans is 0.68% while the ratio of ACL to total loans excluding SBA-PPP loans is 0.76%.

NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (“OREO”). At June 30, 2020, BancShares’ nonperforming assets totaled $251.6 million, an increase of $83.4 million since December 31, 2019.
Nonaccrual loans and leases at June 30, 2020 were $197.8 million, reflecting an increase of $76.1 million since December 31, 2019. Nonaccrual loans and leases as a percentage of total loans and leases was 0.61% and 0.42% at June 30, 2020 and December 31, 2019, respectively. The increase was primarily due to the dissolution of PCI loan pools under the adoption of ASC 326 as those nonaccrual loans within performing PCI pools were previously excluded from reporting. As of June 30, 2020, there were $35.9 million of nonaccrual loans that had been released from performing PCI pools. The remaining increase in nonaccrual loans was primarily due to increases within our acquired loan portfolios. The credit quality of the portfolio remains in line with our risk tolerances and management is actively monitoring any potential increases in portfolio risk due to COVID-19. At June 30, 2020, OREO totaled $53.9 million, representing an increase of $7.3 million since December 31, 2019 primarily due to additions from Community Financial of $9.8 million. Nonperforming assets as a percentage of total loans was 0.77% as of June 30, 2020 compared to 0.58% as of December 31, 2019. The additional PCI nonaccrual loans and acquired OREO resulted in an increase of 14 basis points to the nonperforming assets ratio at June 30, 2020.
Table 12
NONPERFORMING ASSETS

	2020		2019
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCD	$135,280	$121,337	$114,946	$108,816	$100,701
PCD	62,511	53,234	6,743	829	4,274
Other real estate owned	53,850	55,707	46,591	46,253	46,236
Total nonperforming assets	$251,641	$230,278	$168,280	$155,898	$151,211

Accruing loans and leases 90 days or more past due
Non-PCD	$3,644	$2,933	$3,291	$4,247	$3,468
PCD	152	37	24,257	23,287	29,319

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.77%	0.79%	0.58%	0.57%	0.56%
TROUBLED DEBT RESTRUCTURINGS
We selectively agree to modify existing loan terms to provide relief to customers who are experiencing financial difficulties or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Troubled debt restructurings (“TDRs”) not accruing interest at the time of restructure are included as nonperforming loans. TDRs accruing at the time of restructure and continuing to perform based on the restructured terms are considered performing loans.
The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19-related financial difficulty. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases is not recording these as TDRs.

Table 13
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	June 30, 2020	December 31, 2019
Accruing TDRs:
Non-PCD	$136,174	$111,676
PCD	18,639	17,074
Total accruing TDRs	154,813	128,750
Nonaccruing TDRs:
Non-PCD	40,668	42,331
PCD	6,024	111
Total nonaccruing TDRs	46,692	42,442
All TDRs:
Non-PCD	176,842	154,007
PCD	24,663	17,185
Total TDRs	$201,505	$171,192
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $25.33 billion at June 30, 2020, compared to $22.83 billion at December 31, 2019. The $2.50 billion increase was due to an increase in interest-bearing deposits of $1.83 billion and an increase in total borrowings of $672.1 million.
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
At June 30, 2020, total deposits were $41.48 billion, an increase of $7.05 billion, representing annualized growth of 41.2% since December 31, 2019. Excluding SBA-PPP reciprocal deposits of $2.99 billion, consumer stimulus deposits of $526.0 million and acquired deposits totaling $43.0 million, deposits increased $3.49 billion, or by 20.4% annualized, over the same time period. This organic growth was primarily the result of increases in demand and money market accounts partially offset by a decline in time deposits.
Table 14
DEPOSITS

(Dollars in thousands)	June 30, 2020	December 31, 2019
Demand	$18,149,466	$12,926,796
Checking with interest	9,056,063	8,284,302
Money market	8,013,942	6,817,752
Savings	2,983,138	2,564,777
Time	3,276,636	3,837,609
Total deposits	$41,479,245	$34,431,236

Borrowings
At June 30, 2020, total borrowings were $2.00 billion compared to $1.33 billion at December 31, 2019. The $672.1 million increase was primarily due to an increase in subordinated debt of $340.8 million due to new debt issuance in 2020, an increase in securities sold under customer repurchase agreements of $297.3 million as a result of increased customer deposit balances, and an increase in FHLB borrowings of $85.5 million, partially offset by a decrease in other borrowings of $51.5 million.
Table 15
BORROWINGS

(Dollars in thousands)	June 30, 2020	December 31, 2019
Securities sold under customer repurchase agreements	$740,276	$442,956
Federal Home Loan Bank borrowings	657,682	572,185
Subordinated debt
SCB Capital Trust I	9,759	9,739
FCB/SC Capital Trust II	17,597	17,532
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	14,433	14,433
Other subordinated debt	374,312	33,563
Total subordinated debt	504,246	163,412
Other borrowings	96,791	148,318
Total borrowings	$1,998,995	$1,326,871
BancShares owns five special purpose entities – SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III, CCBI Capital Trust I, and Macon Capital Trust I (the “Trusts”), which mature in 2036, 2034, 2034, 2036, and 2034, respectively. Subordinated debt included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
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
The table below shows Class A common stock repurchase activity for the three and six months ended June 30, 2020 and 2019. All Class A common stock repurchases completed in 2020 and 2019 were consummated under previously approved authorizations.
Table 16
CLASS A COMMON STOCK REPURCHASE ACTIVITY

	Three months ended June 30		Six months ended June 30
($ in thousands, expect per share data)	June 30	June 30	June 30	June 30
Number of shares repurchased	346,000	205,500	695,390	448,500
Total cost	$126,974	$89,765	$286,664	$190,508
Average price per share	$366.98	$436.81	$412.23	$424.77
Subsequent to quarter-end through July 31, 2020, BancShares repurchased an additional 117,700 shares of Class A common stock for $47.1 million at an average cost per share of $399.77. Upon completion of the current authorization on July 31, 2020, share repurchase activity has been suspended and will be reevaluated in subsequent periods.

The table below shows activities that caused the change in outstanding Class A common stock over the past five quarters.
Table 16
CHANGES IN SHARES OF CLASS A COMMON STOCK OUTSTANDING

	2020		2019
	Second	First	Fourth	Third	Second
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Class A shares outstanding at beginning of period	9,275	9,624	9,879	10,175	10,380
Share repurchases	(346)	(349)	(255)	(296)	(205)
Class A shares outstanding at end of period	8,929	9,275	9,624	9,879	10,175
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
Table 18
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	June 30, 2020		December 31, 2019
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,634,050	11.38%	$3,344,305	10.86%
Common equity Tier 1	6.50	3,294,113	10.32	3,344,305	10.86
Total risk-based capital	10.00	4,351,169	13.63	3,731,501	12.12
Tier 1 leverage ratio(1)	5.00	3,634,050	8.07	3,344,305	8.81

FCB
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$4,015,721	12.58%	$3,554,974	11.54%
Common equity Tier 1	6.50	4,015,721	12.58	3,554,974	11.54
Total risk-based capital	10.00	4,278,340	13.40	3,837,670	12.46
Tier 1 leverage ratio(2)	5.00	4,015,721	8.93	3,554,974	9.38
(1)The SBA PPP program, with $3.1 billion in outstanding balances, has decreased BancShares’ Tier 1 leverage ratio by 48 bps; BancShares’ Tier 1 leverage ratio would be estimated at 8.55% at June 30, 2020 without the impact the SBA PPP program.
(2) The SBA PPP program, with $3.1 billion in outstanding balances, has decreased FCB’s Tier 1 leverage ratio by 53 bps; FCB’s Tier 1 leverage ratio would be estimated at 9.46% at June 30, 2020 without the impact the SBA PPP program.

As of June 30, 2020, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
BancShares and FCB had capital conservation buffers of 5.38% and 5.40%, respectively, at June 30, 2020, which exceeded the 2.50% requirement and, therefore, result in no limit on distributions.

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
We are actively monitoring our loan portfolio for areas of increased risk as a result of COVID-19. As of July 31, 2020, COVID-19 related loan extensions decreased to approximately $1.5 billion in outstanding loan balances, representing approximately $43 million in payment deferrals. The first wave of loans with payment deferrals have completed their extension period and the volume of extension requests declined during the second quarter. A significant portion of the original payment extensions, approximately $5.5 billion, have moved to active status as of July 31, 2020. To date, we have not seen significant shifts in credit line utilization or declines in overall credit quality.
Additionally, we are participating in the SBA-PPP program, which provided much needed funds to our existing small business customers, and we continue to assess both the credit and operational risks this program presents. BancShares originated approximately 23,000 SBA-PPP loan requests with an outstanding balance of $3.08 billion at June 30, 2020.

Our ACL estimate for the quarter ended June 30, 2020 included extensive reviews of the changes in credit risk associated with the loan portfolio and uncertainties around economic forecasts and the overall economic impact of COVID-19. Expected loss estimates within each portfolio considered the potential impact of slower economic activity with increasing unemployment, as well as potential mitigating impacts from the government stimulus and loan modification programs. These loss estimates additionally considered BancShares industry and geography risk, historically strong credit quality and actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen deterioration from COVID-19 as of June 30, 2020.
Interest rate risk management
Interest rate risk (“IRR”) results principally from: assets and liabilities maturing or repricing at different points in time, assets and liabilities repricing at the same point in time but in different amounts, and short-term and long-term interest rates changing in different magnitudes.
We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. IRR scenarios modeled include, but are not limited to, immediate, parallel rate shocks, interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates. Market interest rates declined significantly from year-end driven by economic uncertainty brought on by COVID-19. Net interest income deterioration in down rate shocks will remain muted due to the low absolute value of market interest rates. Assumptions that incorporate customer migration from low rate deposit instruments to intermediate term fixed rate instruments as rates rise have been adjusted based on actual deposit behavior over the last 3 years during a rising rate cycle.
Table 19 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of June 30, 2020 and December 31, 2019.
Table 19
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage increase (decrease) in net interest income
Change in interest rate (basis points)	June 30, 2020	December 31, 2019
-100	(3.12)%	(8.00)%
+100	4.91	1.30
+200	6.68	0.01
The increased asset sensitivity in net interest income sensitivity metrics as of June 30, 2020 compared to December 31, 2019 were primarily affected by a significant influx of non-maturity deposits during the second quarter of 2020 related to participation in the SBA-PPP as well as consumer stimulus payments generating large overnight cash balances.
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
Table 20 table presents the EVE profile as of June 30, 2020 and December 31, 2019.
Table 20
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage increase (decrease) in EVE
Change in interest rate (basis points)	June 30, 2020	December 31, 2019
-100	(22.56)%	(8.25)%
+100	8.10	(0.03)
+200	9.21	(4.80)
The economic value of equity metrics at June 30, 2020 compared to December 31, 2019 were primarily affected by substantial growth in demand deposits of nearly $6.5 billion during the second quarter of 2020. We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to hedge our overall balance sheet interest rate sensitivity and risk.

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
We utilize various limit-based measures to monitor, measure and control three different categories of liquidity risk:
•Tactical - Measures the risk of a negative cash flow position whereby cash outflows exceed cash inflows over a short-term horizon out to nine weeks;
•Structural - Measures the amount by which illiquid assets are supported by long-term funding; and
•Contingent - Measures the risk of having insufficient liquidity sources to support cash needs under potential future stressed market conditions or having an inability to access wholesale funding sources in a timely and cost effective manner.
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our retail deposit book due to the generally stable balances and low cost it offers. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $8.04 billion at June 30, 2020 compared to $3.57 billion at December 31, 2019. Another source of available funds was advances from the FHLB of Atlanta and Chicago. Outstanding FHLB advances were $657.7 million as of June 30, 2020, and we had sufficient collateral pledged to secure $7.86 billion of additional borrowings from the FHLB of Atlanta. Also, at June 30, 2020, $3.93 billion in non-PCD loans with a lendable collateral value of $3.14 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other credit lines, which had $623.0 million of available capacity at June 30, 2020.
CRITICAL ACCOUNTING ESTIMATES
Except as described below, there have been no significant changes in our Critical Accounting Estimates as described in our 2019 Annual Report on Form 10-K.
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
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2020, BancShares’ market risk profile has changed since December 31, 2019 as discussed in the Form 10-K as a result of the outbreak of COVID-19 during 2020. See section Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
During the first quarter of 2020, BancShares adopted ASC 326 which resulted in a material change to our methodology for estimating credit losses on the loan portfolio. As a result, the Company implemented changes to policies, processes, and controls over estimating the allowance for credit losses. Many of these controls are similar to those previously used for estimating the allowance for loan and lease losses under legacy GAAP, however, there were changes implemented to account for the additional complexity of the credit loss models, review of economic forecasts and other assumptions used in the estimation process.
During the second quarter of 2020, BancShares originated over $3.2 billion of loans as part of the SBA-PPP. As a result, BancShares enhanced existing as well as implemented new controls over financial reporting related to the origination, disbursement, recording and reporting processes involving this portfolio.
Except as noted above, no changes in BancShares’ internal control over financial reporting occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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
Additionally, our operations have experienced disruptions as we transitioned to a remote working environment for most corporate employees and we adjusted branch operations and corporate processes. While we have begun a phased return to work plan based on outbreak severity within impact areas, there may be increased absenteeism, and lost productivity as a result of the remote workforce. We may see an increased incidence of cybersecurity threats or fraud as cyber-criminals look to profit from the disruption and potential strain on information technology and the fear of the general public. There may be disruption in critical third party services as they adjust to the new operating environment. BancShares has a comprehensive business continuity and data security plan in place but may not be able to mitigate all of the issues identified above.
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

The impacts laid out above and others will be felt across all of the following categories of risk identified by BancShares in our Annual Report on Form 10-K:
•Operational Risk
•Credit Risk
•Market Risk
•Liquidity Risk
•Capital Adequacy Risk
•Compliance Risk
•Strategic Risk
•Financial Reporting Risk
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning BancShares’ repurchases of outstanding common stock during the three month period ended June 30, 2020, is included in the following table:

Class A common stock	Total Number of Class A Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
Repurchases from April 1, 2020 to April 30, 2020	111,700	$333.71	111,700	131,500
Repurchases from May 1, 2020 to May 31, 2020	117,000	360.91	117,000	383,000
Repurchases from June 1, 2020 to June 30, 2020	117,300	404.70	117,300	265,700
Total	346,000	$366.98	346,000	265,700
The Board authorized the repurchase of up to 500,000 shares of Class A common stock for the period of February 1, 2020 through April 30, 2020, superseding all previous authorities. The authorization was publicly announced on February 7, 2020.
The Board authorized the repurchase of up to 500,000 shares of Class A common stock for the period May 1, 2020 through July 31, 2020. The authorization was publicly announced on April 28, 2020.
Subsequent to quarter-end and through July 31, 2020, BancShares repurchased an additional 117,700 shares of Class A common stock for $47.1 million at an average cost per share of $399.77. Upon completion of the current authorization on July 31, 2020, share repurchase activity has been suspended and will be reevaluated in subsequent periods.

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

Date:	August 4, 2020		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer