Form 10-Q
period 2020-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2020-11-03
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or
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
Class B Common Stock, Par Value $1
(Title of class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of October 30, 2020)

PART I
Item 1.Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$352,419	$376,719
Overnight investments	3,137,945	1,107,844
Investment in marketable equity securities (cost of $100,408 at September 30, 2020 and $59,262 at December 31, 2019)	93,074	82,333
Investment securities available for sale (cost of $8,884,548 at September 30, 2020 and $7,052,152 at December 31, 2019)	9,019,788	7,059,674
Investment securities held to maturity (fair value of $761,252 at September 30, 2020 and $30,996 at December 31, 2019)	747,732	30,996
Loans held for sale	120,305	67,869
Loans and leases	32,845,144	28,881,496
Allowance for credit losses	(223,936)	(225,141)
Net loans and leases	32,621,208	28,656,355
Premises and equipment	1,255,250	1,244,396
Other real estate owned	52,789	46,591
Income earned not collected	151,737	123,154
Goodwill	350,298	349,398
Other intangible assets	54,170	68,276
Other assets	710,158	610,891
Total assets	$48,666,873	$39,824,496
Liabilities
Deposits:
Noninterest-bearing	$18,234,561	$12,926,796
Interest-bearing	24,016,045	21,504,440
Total deposits	42,250,606	34,431,236
Securities sold under customer repurchase agreements	693,889	442,956
Federal Home Loan Bank borrowings	655,179	572,185
Subordinated debt	504,381	163,412
Other borrowings	92,456	148,318
FDIC shared-loss payable	15,313	112,395
Other liabilities	380,635	367,810
Total liabilities	44,592,459	36,238,312
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 8,811,220 and 9,624,310 shares issued and outstanding at September 30, 2020 and December 31, 2019 respectively)	8,811	9,624
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2020 and December 31, 2019)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; 345,000 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	339,937	—
Surplus	—	44,081
Retained earnings	3,738,417	3,658,197
Accumulated other comprehensive loss	(13,756)	(126,723)
Total shareholders’ equity	4,074,414	3,586,184
Total liabilities and shareholders’ equity	$48,666,873	$39,824,496
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2020	2019	2020	2019
Interest income
Loans and leases	$336,382	$315,012	$988,029	$909,167
Investment securities interest and dividend income	37,195	40,155	113,293	119,976
Overnight investments	757	7,151	5,828	20,820
Total interest income	374,334	362,318	1,107,150	1,049,963
Interest expense
Deposits	13,468	21,737	55,578	53,821
Securities sold under customer repurchase agreements	395	542	1,236	1,516
Federal Home Loan Bank borrowings	2,156	1,316	7,612	4,187
Subordinated debt	4,351	1,774	11,783	5,398
Other borrowings	305	524	1,488	796
Total interest expense	20,675	25,893	77,697	65,718
Net interest income	353,659	336,425	1,029,453	984,245
Provision for credit losses	4,042	6,766	52,949	23,714
Net interest income after provision for credit losses	349,617	329,659	976,504	960,531
Noninterest income
Service charges on deposit accounts	20,841	27,112	64,776	77,967
Wealth management services	26,369	25,212	75,152	74,786
Cardholder services, net	19,756	15,957	55,503	51,069
Other service charges and fees	7,892	8,237	22,829	23,823
Merchant services, net	6,763	6,034	18,014	18,324
Mortgage income	13,106	7,438	28,141	16,134
Insurance commissions	3,576	2,960	10,453	9,105
ATM income	1,537	1,635	4,354	4,771
Marketable equity securities (losses) gains, net	(2,701)	(967)	10,461	13,505
Realized gains on investment securities available for sale, net	21,425	1,136	54,972	6,855
Other	2,008	6,176	5,330	15,129
Total noninterest income	120,572	100,930	349,985	311,468
Noninterest expense
Salaries and wages	147,297	137,841	439,185	406,788
Employee benefits	31,788	28,358	100,663	91,090
Occupancy expense	27,990	28,163	85,026	82,810
Equipment expense	29,430	28,770	86,054	83,999
Processing fees paid to third parties	11,927	7,250	32,485	20,980
FDIC insurance expense	2,167	2,440	9,364	7,857
Collection and foreclosure-related expenses	2,168	3,044	10,171	9,725
Merger-related expenses	3,507	3,892	12,108	9,695
Other	35,388	30,667	108,256	98,535
Total noninterest expense	291,662	270,425	883,312	811,479
Income before income taxes	178,527	160,164	443,177	460,520
Income taxes	35,843	35,385	89,538	105,023
Net income	$142,684	$124,779	$353,639	$355,497
Less: Preferred stock dividends	4,636	—	9,426	—
Net income available to common shareholders	$138,048	$124,779	$344,213	$355,497
Weighted average common shares outstanding	9,836,629	11,060,462	10,137,321	11,286,984
Net income per common share	$14.03	$11.27	$33.96	$31.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2020	2019	2020	2019
Net income	$142,684	$124,779	$353,639	$355,497
Other comprehensive income
Unrealized gains (losses) on securities available for sale:
Unrealized gains on securities available for sale arising during the period	9,781	3,932	182,690	62,974
Tax effect	(2,251)	(906)	(42,019)	(14,485)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(21,425)	(1,136)	(54,972)	(6,855)
Tax effect	4,928	262	12,644	1,577
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(8,967)	2,152	98,343	43,211
Unrealized losses on securities available for sale transferred from/to held to maturity:
Reclassification adjustment for accretion of unrealized losses on securities available for sale transferred to held to maturity	—	6,095	—	18,004
Tax effect	—	(1,402)	—	(4,141)
Total change in unrealized losses on securities available for sale transferred to held to maturity, net of tax	—	4,693	—	13,863
Change in pension obligation:
Amortization of actuarial losses and prior service cost	6,332	2,745	18,994	8,235
Tax effect	(1,457)	(631)	(4,370)	(1,894)
Total change in pension obligation, net of tax	4,875	2,114	14,624	6,341
Other comprehensive income (loss)	(4,092)	8,959	112,967	63,415
Total comprehensive income	$138,592	$133,738	$466,606	$418,912

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended September 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	$10,175	$1,005	$—	$303,880	$3,440,284	$(180,731)	$3,574,613
Net income	—	—	—	—	124,779	—	124,779
Other comprehensive income, net of tax	—	—	—	—	—	8,959	8,959
Repurchase of 295,900 shares of Class A common stock	(296)	—	—	(135,090)	—	—	(135,386)
Cash dividends declared ($0.40 per common share)
Class A common stock	—	—	—	—	(4,081)	—	(4,081)
Class B common stock	—	—	—	—	(402)	—	(402)
Balance at September 30, 2019	$9,879	$1,005	$—	$168,790	$3,560,580	$(171,772)	$3,568,482

Balance at June 30, 2020	$8,929	$1,005	$339,937	$—	$3,651,237	$(9,664)	$3,991,444
Net income	—	—	—	—	142,684	—	142,684
Other comprehensive loss, net of tax	—	—	—	—	—	(4,092)	(4,092)
Repurchase of 117,700 shares of Class A common stock	(118)	—	—	—	(46,942)	—	(47,060)
Cash dividends declared ($0.40 per common share)
Class A common stock	—	—	—	—	(3,524)	—	(3,524)
Class B common stock	—	—	—	—	(402)	—	(402)
Preferred stock dividends declared	—	—	—	—	(4,636)	—	(4,636)
Balance at September 30, 2020	$8,811	$1,005	$339,937	$—	$3,738,417	$(13,756)	$4,074,414

	Nine months ended September 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2018	$10,623	$1,005	$—	$493,962	$3,218,551	$(235,187)	$3,488,954
Net income	—	—	—	—	355,497	—	355,497
Other comprehensive income, net of tax	—	—	—	—	—	63,415	63,415
Repurchase of 744,400 shares of Class A common stock	(744)	—	—	(325,172)	—	—	(325,916)
Cash dividends declared ($1.20 per common share)
Class A common stock	—	—	—	—	(12,262)	—	(12,262)
Class B common stock	—	—	—	—	(1,206)	—	(1,206)
Balance at September 30, 2019	$9,879	$1,005	$—	$168,790	$3,560,580	$(171,772)	$3,568,482

Balance at December 31, 2019	$9,624	$1,005	$—	$44,081	$3,658,197	$(126,723)	$3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	353,639	—	353,639
Other comprehensive income, net of tax	—	—	—	—	—	112,967	112,967
Issuance of preferred stock	—	—	339,937	—	—	—	339,937
Repurchase of 813,090 shares of Class A common stock	(813)	—	—	(44,081)	(288,861)	—	(333,755)
Cash dividends declared ($1.20 per common share)
Class A common stock	—	—	—	—	(10,869)	—	(10,869)
Class B common stock	—	—	—	—	(1,206)	—	(1,206)
Preferred stock dividends declared	—	—	—	—	(9,426)	—	(9,426)
Balance at September 30, 2020	$8,811	$1,005	$339,937	$—	$3,738,417	$(13,756)	$4,074,414
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$353,639	$355,497
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses on loans and leases	52,949	23,714
Deferred tax expense	16,227	43,939
Net increase in current tax receivable	(38,878)	(33,433)
Depreciation and amortization	81,169	77,024
Net (decrease) increase in accrued interest payable	(7,620)	14,147
Net increase in income earned not collected	(28,025)	(3,567)
Contribution to pension plans	(100,000)	(3,500)
Realized gains on investment securities available for sale, net	(54,972)	(6,855)
Marketable equity securities gains, net	(10,461)	(13,505)
Origination of loans held for sale	(775,900)	(518,894)
Proceeds from sale of loans held for sale	743,508	490,261
Gain on sale of loans held for sale	(25,728)	(10,607)
Net write-downs/losses on other real estate owned	2,360	1,924
Net amortization (accretion) of premiums and discounts	4,599	(24,769)
Amortization of intangible assets	18,589	17,934
Net change in mortgage servicing rights	(1,332)	(3,770)
Net change in other assets	(6,394)	2,536
Net change in other liabilities	(7,472)	(8,916)
Net cash provided by operating activities	216,258	399,160
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(3,876,578)	(629,705)
Purchases of investment securities available for sale	(7,608,380)	(3,706,949)
Purchases of investment securities held to maturity	(856,047)	(223,353)
Purchases of marketable equity securities	(333,126)	(23,238)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	134,736	305,479
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,909,462	1,690,277
Proceeds from sales of investment securities available for sale	3,889,386	1,746,099
Proceeds from sales of marketable equity securities	332,762	12,739
Net increase in overnight investments	(1,994,972)	(150,006)
Proceeds from sales of portfolio loans	—	24,247
Cash paid to FDIC for settlement of shared-loss agreement	(99,468)	—
Proceeds from sales of other real estate owned	19,683	18,892
Proceeds from sales of premises and equipment	46	128
Purchases of premises and equipment	(98,490)	(89,219)
Business acquisitions, net of cash acquired	(59,999)	(73,792)
Net cash used in investing activities	(8,640,985)	(1,098,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(759,491)	376,596
Net increase in demand and other interest-bearing deposits	8,556,808	701,426
Net decrease in short-term borrowings	(44,344)	(138,741)
Repayment of long-term obligations	(82,747)	(43,545)
Origination of long-term obligations	400,000	100,000
Net proceeds from subordinated notes issuance	345,849	—
Net proceeds from preferred stock issuance	339,937	—
Repurchase of common stock	(333,755)	(321,263)
Cash dividends paid	(21,830)	(13,739)
Net cash provided by financing activities	8,400,427	660,734
Change in cash and due from banks	(24,300)	(38,507)
Cash and due from banks at beginning of period	376,719	327,440
Cash and due from banks at end of period	$352,419	$288,933

	Nine months ended September 30
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:	2020	2019
Transfers of loans to other real estate	$10,295	$13,242
Dividends declared but not paid	3,926	4,397
Net reclassification of portfolio loans (to) from loans held for sale	(3,464)	22,758
Transfers of premises and equipment to other real estate	8,133	2,184
Unsettled common stock repurchases	—	4,653
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
Share Repurchases
During the third quarter of 2020, BancShares repurchased 117,700 shares of Class A common stock for $47.1 million at an average cost per share of $399.82. During the third quarter of 2019, BancShares purchased a total of 295,900 shares of Class A common stock for $135.4 million at an average cost per share of $457.50. During the nine months ended September 30, 2020, BancShares repurchased 813,090 shares of Class A common stock for $333.8 million at an average cost per share of $410.48. During the nine months ended September 30, 2019, BancShares repurchased a total of 744,400 shares of Class A common stock for $325.9 million at an average cost per share of $437.84. All Class A common stock repurchases were consummated under previously approved authorizations.
The share repurchases during 2020 and 2019 included 45,000 shares and 50,000 shares, respectively, of Class A common stock repurchased from Ella Ann Holding, as trustee of her revocable trust. Pursuant to the existing share repurchase authorization and BancShares’ related person transaction policy, the Board of Director’s (the “Board”) independent Audit Committee reviewed and approved the repurchase of up to 250,000 shares held by Mrs. Holding on or before April 30, 2020.
Upon expiration of the most recent share repurchase authorization on July 31, 2020, share repurchase activity has ended and will be reevaluated in subsequent periods.

Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offers cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to temporarily guarantee these loans. The SBA began processing forgiveness payments during the fourth quarter of 2020.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received from the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method. As of September 30, 2020, loans outstanding of $3.11 billion have generated $28.9 million and $47.9 million of interest income during the three and nine month periods ended September 30, 2020, respectively. Remaining unamortized deferred fees and costs on SBA-PPP loans are $76.0 million as of September 30, 2020.
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
BancShares adopted this ASU during the first quarter 2020 with no impact to our consolidated financial position or consolidated results of operations as a result of the adoption. There was no impairment recorded as a result of our annual assessment during the third quarter of 2020.
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
BancShares performs pre-purchase due diligence and evaluates the credit risk of AFS and HTM debt securities purchased directly into our portfolio or via acquisition. If securities have evidence of more than insignificant credit deterioration since issuance, they are designated as purchased credit deteriorated (“PCD”). PCD securities are recorded at fair value at the date of acquisition which includes an associated allowance that is added to the purchase price or fair value to arrive at the Day 1 amortized cost basis. The difference between the purchase price and the Day 1 amortized cost is amortized or accreted to interest income over the contractual life of the securities using the effective interest method.
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
Non-Purchased Credit Deteriorated Loans
Non-Purchased Credit Deteriorated (“Non-PCD”) loans consist of loans originated by BancShares and loans purchased from other institutions that do not reflect more than insignificant credit deterioration at acquisition.
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

Purchased Credit Deteriorated Loans
Purchased loans which reflect a more than insignificant credit deterioration since origination as of the date of acquisition are classified as PCD and are recorded at acquisition-date amortized cost, which is the purchase price or fair value in a business combination, plus our initial estimate of expected credit losses. The difference between the unpaid principal balance and the acquisition date amortized cost is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
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
Consumer loans
Residential mortgage - Residential mortgage consists of loans to purchase or refinance the borrower’s primary dwelling, secondary residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

Revolving mortgage - Revolving mortgage consists of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.
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
Accounting Policy - Nonperforming Assets and Troubled Debt Restructurings
Nonperforming Assets
Nonperforming assets (“NPAs”) include nonaccrual loans, past due securities and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of loan defaults and is discussed below.
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
Troubled Debt Restructurings
A loan is considered a troubled debt restructuring (“TDR”) when both of the following occur: (1) a modification to a borrower’s debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include short-term deferrals of interest, modifications of payment terms, or (in certain limited instances) forgiveness of principal or interest. Loans restructured as a TDR are treated and reported as such for the remaining life of the loan. TDR loans can be nonaccrual or accrual, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged-off, the remaining balance is typically classified as nonaccrual.
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

The ACL for SBA-PPP loans originated during 2020 are separately evaluated given the explicit government guarantee. This analysis, which incorporated historical experience with similar SBA guarantees and underwriting, concluded the likelihood of loss was remote and therefore these loans were assigned a zero expected credit loss in the ACL.
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
Unfunded Commitments
A reserve for unfunded commitments is established for off-balance sheet exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). These unfunded commitments are assessed to determine both the probability of funding as well the expectation of future losses. The expected funding balance is used in the probability of default and loss given default models to determine the reserve. The reserve for unfunded commitments was $14.0 million at September 30, 2020, and is recorded within other liabilities with changes recorded through other expense.
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
The largest changes in the ACL, affecting beginning retained earnings as a result of the adoption, were decreases in the ACL on commercial loan segments as these portfolios have exhibited strong historical credit performance and have relatively short average lives. The reduction in ACL on these segments was partially offset by increases in ACL on our consumer loan segments primarily due to their longer average lives. The increase in the reserve for unfunded commitments was primarily due to increases in the scope of off-balance sheet exposures considered in this estimate due to the provisions in ASC 326.

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
NOTE B - BUSINESS COMBINATIONS
Recently Announced Business Combinations
CIT Group Inc.
On October 15, 2020, BancShares and CIT Group Inc., a Delaware corporation (“CIT”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among BancShares, FCB, FC Merger Subsidiary IX, Inc., a direct, wholly owned subsidiary of FCB (“Merger Sub”), and CIT, the parent company of CIT Bank, N.A., a national banking association (“CIT Bank”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CIT, with CIT as the surviving entity (the “First-Step Merger”), and as soon as reasonably practicable following the effective time of the First-Step Merger, CIT will merge with and into FCB, with FCB as the surviving entity (together with the First-Step Merger, the “Mergers”). The Merger Agreement further provides that immediately following the consummation of the Mergers, CIT Bank will merge with and into FCB, with FCB as the surviving bank (together with the Mergers, the “Transaction”).
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. Subject to the fulfillment of customary closing conditions, the parties anticipate that the Transaction will close in the first half of 2021.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of CIT common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (“CIT Common Stock”), except for certain shares of CIT Common Stock owned by CIT or BancShares, will be converted into the right to receive .06200 shares of BancShares Class A common stock, par value $1.00 per share. Holders of CIT Common Stock will receive cash in lieu of fractional shares.
In addition, at the Effective Time, each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, of CIT and 5.625% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, of CIT issued and outstanding will automatically be converted into the right to receive one share of a newly created series of preferred stock, Series B, of BancShares and one share of a newly created series of preferred stock, Series C, of BancShares, respectively.
The Merger Agreement requires that, effective as of the Effective Time, the Boards of Directors of the combined company and the combined bank will consist of 14 directors, (i) 11 of whom will be members of the current Board of Directors of BancShares, and (ii) three of whom will be selected from among the current Board of Directors of CIT and will include as one of those three Ellen R. Alemany, Chairwoman and Chief Executive Officer of CIT.
Completed Business Combinations
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
Merger-related expenses of $342 thousand and $2.1 million were recorded for the three and nine months ended September 30, 2020, respectively. Loan-related interest income generated from Community Financial was approximately $4.1 million since the acquisition date. The ongoing contribution of this transaction to BancShares’ financial statements is not considered material, and therefore pro forma financial data is not included.

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
The amortized cost and fair value of investment securities at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury	$654,588	$174	$—	$—	$654,762
Government agency	659,260	642	4,961	—	654,941
Residential mortgage-backed securities	5,968,192	101,788	312	—	6,069,668
Commercial mortgage-backed securities	1,058,640	32,004	434	—	1,090,210
Corporate bonds	543,868	9,132	2,793	—	550,207
Total investment securities available for sale	$8,884,548	$143,740	$8,500	$—	$9,019,788
Investment in marketable equity securities	100,408	3,353	10,687		93,074
Investment securities held to maturity
Residential mortgage-backed securities	614,489	12,905	—	—	627,394
Commercial mortgage-backed securities	130,987	650	35		131,602
Other	2,256	—	—	—	2,256
Total investment securities held to maturity	747,732	13,555	35	—	761,252
Total investment securities	$9,732,688	$160,648	$19,222	$—	$9,874,114

		December 31, 2019
(Dollars in thousands)		Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury		$409,397	$602	$—	$409,999
Government agency		684,085	928	2,241	682,772
Residential mortgage-backed securities		5,269,060	13,417	15,387	5,267,090
Commercial mortgage-backed securities		373,105	6,974	59	380,020
Corporate bonds		198,278	3,420	132	201,566
State, county and municipal		118,227	—	—	118,227
Total investment securities available for sale		$7,052,152	$25,341	$17,819	$7,059,674
Investment in marketable equity securities		59,262	23,304	233	82,333
Investment securities held to maturity
Other		30,996	—	—	30,996
Total investment securities held to maturity		30,996	—	—	30,996
Total investment securities		$7,142,410	$48,645	$18,052	$7,173,003
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

BancShares also holds approximately 354,000 shares of Visa Class B common stock. BancShares’ Visa Class B shares are not considered to have a readily determinable fair value and are recorded at $0. BancShares held FHLB stock of $45.4 million and $43.0 million and other non-marketable equity securities of $13.5 million and $12.5 million at September 30, 2020 and December 31, 2019, respectively. These securities are recorded at cost within other assets.
As of September 30, 2020 and January 1, 2020, no ACL was required for available for sale and held to maturity debt securities. At September 30, 2020, accrued interest receivables for available for sale and held to maturity debt securities were $23.6 million and $1.7 million, respectively, and were excluded from the estimate of credit losses. During the three and nine months ended September 30, 2020, no accrued interest was deemed uncollectible and written off against interest income.

The following table provides the amortized cost and fair value by contractual maturity for investment securities available for sale and held to maturity. Expected maturities will differ from contractual maturities on certain securities because issuers and borrowers of underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$655,609	$655,779	$406,325	$406,927
One through five years	71,262	72,446	24,496	24,971
Five through 10 years	456,620	461,847	185,209	187,868
Over 10 years	14,965	14,897	109,872	110,026
Government agency	659,260	654,941	684,085	682,772
Residential mortgage-backed securities	5,968,192	6,069,668	5,269,060	5,267,090
Commercial mortgage-backed securities	1,058,640	1,090,210	373,105	380,020
Total investment securities available for sale	$8,884,548	$9,019,788	$7,052,152	$7,059,674
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	1,507	1,507	30,746	30,746
One through five years	749	749	250	250
Residential mortgage-backed securities	614,489	627,394	—	—
Commercial mortgage-backed securities	130,987	131,602	—	—
Total investment securities held to maturity	$747,732	$761,252	$30,996	$30,996
The following table provides the gross realized gains and losses on the sales of investment securities available for sale for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Gross realized gains on sales of investment securities available for sale	$21,425	$1,326	$55,651	$7,045
Gross realized losses on sales of investment securities available for sale	—	190	679	190
Net realized gains on sales of investment securities available for sale	$21,425	$1,136	$54,972	$6,855
The following table provides the realized and unrealized gains and losses on marketable equity securities for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Marketable equity securities (losses) gains, net	$(2,701)	$(967)	$10,461	$13,505
Less net gains recognized on marketable equity securities sold	2,568	714	39,884	3,029
Unrealized gains (losses) recognized on marketable equity securities held	$(5,269)	$(1,681)	$(29,423)	$10,476

The following table provides information regarding securities with unrealized losses as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$187,167	$2,570	$338,169	$2,391	$525,336	$4,961
Residential mortgage-backed securities	161,578	259	23,717	53	185,295	312
Commercial mortgage-backed securities	56,703	434	—	—	56,703	434
Corporate bonds	81,825	2,738	4,744	55	86,569	2,793
Total	$487,273	$6,001	$366,630	$2,499	$853,903	$8,500

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$347,081	$1,827	$63,947	$414	$411,028	$2,241
Residential mortgage-backed securities	2,387,293	14,016	264,257	1,371	2,651,550	15,387
Commercial mortgage-backed securities	35,926	59	—	—	35,926	59
Corporate bonds	7,714	123	4,749	9	12,463	132
Total	$2,778,014	$16,025	$332,953	$1,794	$3,110,967	$17,819
As of September 30, 2020, there were 38 investment securities available for sale with continuous losses for more than 12 months, of which 37 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and one was a corporate bond.
None of the unrealized losses identified as of September 30, 2020, or December 31, 2019, relate to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $4.48 billion at September 30, 2020, and $3.93 billion at December 31, 2019, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
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
There were no debt securities held to maturity on nonaccrual status as of September 30, 2020.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of September 30, 2020.

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
Loans and leases outstanding included the following at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020
Commercial:
Construction and land development	$1,054,186
Owner occupied commercial mortgage	10,683,822
Non-owner occupied commercial mortgage	2,965,904
Commercial and industrial and leases	4,797,344
SBA-PPP	3,112,676
Total commercial loans	22,613,932
Consumer:
Residential mortgage	5,463,646
Revolving mortgage	2,145,506
Construction and land development	347,850
Consumer auto	1,234,196
Consumer other	544,136
Total consumer loans	9,735,334
Total non-PCD loans and leases	32,349,266
PCD loans	495,878
Total loans and leases	$32,845,144

(Dollars in thousands)	December 31, 2019
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	28,322,780
PCI loans	558,716
Total loans and leases	$28,881,496
Accrued interest receivable on loans at September 30, 2020 was $111.8 million and was excluded from the estimate of credit losses. Management reviewed this policy election during the second quarter of 2020 due to increased accrued interest receivable balances as a result of loan deferrals in response to COVID-19. We have concluded that the policy election remains appropriate as of September 30, 2020.
At September 30, 2020, $11.81 billion in non-PCD loans with a lendable collateral value of $8.19 billion were used to secure $652.7 million in Federal Home Loan Bank (“FHLB”) of Atlanta advances, resulting in additional borrowing capacity of $7.54 billion. At December 31, 2019, $9.41 billion in non-PCD loans with a lendable collateral value of $6.57 billion were used to secure $563.7 million in FHLB of Atlanta advances, resulting in additional borrowing capacity of $6.01 billion. At September 30, 2020, $3.97 billion in non-PCD loans with a lendable collateral value of $3.21 billion were used to secure additional borrowing capacity at the Federal Reserve Bank (“FRB”). At December 31, 2019, $3.68 billion in non-PCD loans with a lendable collateral value of $2.98 billion were used to secure additional borrowing capacity at the FRB.

Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, we may change our strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value. Loans held for sale totaled $120.3 million and $67.9 million at September 30, 2020 and December 31, 2019, respectively.
Net deferred fees on non-PCD loans and leases, including unearned and unamortized costs and fees, were $83.5 million and $927 thousand at September 30, 2020 and December 31, 2019, respectively. Of the amount outstanding as of September 30, 2020, $76.0 million relates to net deferred fees and costs on SBA-PPP loans. The net unamortized discount related to purchased non-PCD loans and leases was $23.0 million at September 30, 2020 and $30.9 million at December 31, 2019. The net unamortized discount related to PCD loans and leases was $49.2 million at September 30, 2020 and $88.2 million at December 31, 2019.
The aging of the outstanding loans and leases, by class, at September 30, 2020 and December 31, 2019 is provided in the tables below. Loans and leases past due 30 days or less are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$7,860	$—	$1,502	$9,362	$1,044,824	$1,054,186
Owner occupied commercial mortgage	23,354	5,212	6,695	35,261	10,648,561	10,683,822
Non-owner occupied commercial mortgage	9,854	7,381	6,671	23,906	2,941,998	2,965,904
Commercial and industrial and leases	8,401	3,920	3,862	16,183	4,781,161	4,797,344
SBA-PPP	—	—	—	—	3,112,676	3,112,676
Total commercial loans	49,469	16,513	18,730	84,712	22,529,220	22,613,932
Consumer:
Residential mortgage	37,921	5,811	36,441	80,173	5,383,473	5,463,646
Revolving mortgage	8,477	1,582	7,508	17,567	2,127,939	2,145,506
Construction and land development	923	—	312	1,235	346,615	347,850
Consumer auto	4,245	1,059	910	6,214	1,227,982	1,234,196
Consumer other	4,490	1,324	1,467	7,281	536,855	544,136
Total consumer loans	56,056	9,776	46,638	112,470	9,622,864	9,735,334
PCD loans	16,298	3,201	32,438	51,937	443,941	495,878
Total loans and leases	$121,823	$29,490	$97,806	$249,119	$32,596,025	$32,845,144

	December 31, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$3,146	$195	$2,702	$6,043	$1,007,411	$1,013,454
Commercial mortgage	20,389	8,774	8,319	37,482	12,245,153	12,282,635
Other commercial real estate	861	331	698	1,890	540,138	542,028
Commercial and industrial and leases	18,269	4,842	5,032	28,143	4,375,649	4,403,792
Other	51	411	126	588	309,505	310,093
Total commercial loans	42,716	14,553	16,877	74,146	18,477,856	18,552,002
Noncommercial:
Residential mortgage	45,839	18,289	24,409	88,537	5,205,380	5,293,917
Revolving mortgage	9,729	3,468	9,865	23,062	2,316,010	2,339,072
Construction and land development	977	218	1,797	2,992	354,393	357,385
Consumer	10,481	3,746	3,571	17,798	1,762,606	1,780,404
Total noncommercial loans	67,026	25,721	39,642	132,389	9,638,389	9,770,778
PCI loans	26,478	10,784	28,973	66,235	492,481	558,716
Total loans and leases	$136,220	$51,058	$85,492	$272,770	$28,608,726	$28,881,496

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2020 and December 31, 2019, were as follows:

	January 1, 2020(1)	September 30, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$1,564	$—
Owner occupied commercial mortgage	24,476	19,567	1,288
Non-owner occupied commercial mortgage	5,965	8,258	—
Commercial and industrial and leases	7,685	10,710	840
Total commercial loans	42,407	40,099	2,128
Consumer:
Residential mortgage	44,357	63,646	65
Revolving mortgage	22,411	22,945	—
Construction and land development	2,828	689	215
Consumer auto	2,145	2,634	—
Consumer other	798	914	1,179
Total consumer loans	72,539	90,828	1,459
PCD loans	53,771	55,527	—
Total loans and leases	$168,717	$186,454	$3,587
(1)Upon the adoption of ASC 326, BancShares eliminated the pooling of PCI loans and as a result $47.0 million in additional PCD loans were recognized as nonaccrual loans at January 1, 2020. As of September 30, 2020, $27.5 million of these loans remained outstanding.

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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2020 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.
The following tables represent current credit quality indicators by origination year as of September 30, 2020.

	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$247,187	$396,322	$208,736	$132,518	$35,780	$13,144	$11,909	$—	$1,045,596
Special Mention	176	—	312	5,436	—	—	—	—	5,924
Substandard	292	832	1,452	—	8	82	—	—	2,666
Total	247,655	397,154	210,500	137,954	35,788	13,226	11,909	—	1,054,186
Owner occupied commercial mortgage
Pass	2,098,636	2,218,063	1,731,557	1,423,847	1,146,027	1,714,102	101,547	135	10,433,914
Special Mention	5,578	24,032	37,273	12,246	17,433	27,905	3,313	—	127,780
Substandard	17,625	14,618	9,465	24,561	11,693	38,206	5,888	72	122,128
Total	2,121,839	2,256,713	1,778,295	1,460,654	1,175,153	1,780,213	110,748	207	10,683,822
Non-owner occupied commercial mortgage
Pass	660,088	624,860	407,230	372,287	304,782	469,429	35,321	—	2,873,997
Special Mention	355	701	11,740	1,500	5,213	3,340	777	—	23,626
Substandard	2,387	19,121	12,839	6,918	10,160	14,873	1,983	—	68,281
Total	662,830	644,682	431,809	380,705	320,155	487,642	38,081	—	2,965,904
Commercial and industrial and leases
Pass	1,175,036	1,090,278	562,547	361,442	267,706	352,946	809,256	5,433	4,624,644
Special Mention	3,713	17,409	8,908	5,631	3,641	4,607	13,673	216	57,798
Substandard	12,370	3,598	4,387	5,016	2,707	4,685	25,096	803	58,662
Doubtful	—	—	—	—	11	—	2	—	13
Ungraded	—	—	—	—	—	—	56,227	—	56,227
Total	1,191,119	1,111,285	575,842	372,089	274,065	362,238	904,254	6,452	4,797,344
SBA-PPP
Pass	3,112,676	—	—	—	—	—	—	—	3,112,676
Total	3,112,676	—	—	—	—	—	—	—	3,112,676
Total commercial	$7,336,119	$4,409,834	$2,996,446	$2,351,402	$1,805,161	$2,643,319	$1,064,992	$6,659	$22,613,932

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,349,415	$1,044,542	$754,024	$677,727	$524,014	$1,006,894	$26,857	$—	$5,383,473
30-59 days	1,450	3,274	10,486	6,124	4,627	11,875	85	—	37,921
60-89 days	19	854	187	316	2,241	2,194	—	—	5,811
90 days or greater	173	1,573	2,704	3,948	6,187	18,884	2,972	—	36,441
Total	1,351,057	1,050,243	767,401	688,115	537,069	1,039,847	29,914	—	5,463,646
Revolving mortgage
Current	—	—	—	—	—	—	1,969,703	158,236	2,127,939
30-59 days	—	—	—	—	—	—	4,993	3,484	8,477
60-89 days	—	—	—	—	—	—	419	1,163	1,582
90 days or greater	—	—	—	—	—	—	2,449	5,059	7,508
Total	—	—	—	—	—	—	1,977,564	167,942	2,145,506
Construction and land development
Current	144,559	140,794	29,400	13,049	6,818	3,721	8,274	—	346,615
30-59 days	250	26	466	96	17	68	—	—	923
60-89 days	—	—	—	—	—	—	—	—	—
90 days or greater	—	—	—	—	—	97	215	—	312
Total	144,809	140,820	29,866	13,145	6,835	3,886	8,489	—	347,850
Consumer auto
Current	398,216	380,919	250,602	122,352	61,076	14,817	—	—	1,227,982
30-59 days	492	1,400	823	889	425	216	—	—	4,245
60-89 days	120	382	224	160	164	9	—	—	1,059
90 days or greater	39	306	268	191	54	52	—	—	910
Total	398,867	383,007	251,917	123,592	61,719	15,094	—	—	1,234,196
Consumer other
Current	39,667	33,269	14,505	7,832	9,269	30,406	401,907	—	536,855
30-59 days	145	92	109	12	61	21	4,050	—	4,490
60-89 days	46	42	31	15	—	—	1,190	—	1,324
90 days or greater	7	80	8	1	—	—	1,371	—	1,467
Total	39,865	33,483	14,653	7,860	9,330	30,427	408,518	—	544,136
Total consumer	$1,934,598	$1,607,553	$1,063,837	$832,712	$614,953	$1,089,254	$2,424,485	$167,942	$9,735,334
PCD loans
Current	$24,169	$24,565	$29,739	$34,617	$32,149	$262,095	$14,236	$22,371	$443,941
30-59 days	3,531	710	940	438	691	9,575	215	198	16,298
60-89 days	—	337	54	155	52	2,054	218	331	3,201
90 days or greater	117	2,889	4,594	1,233	773	21,131	54	1,647	32,438
Total PCD	$27,817	$28,501	$35,327	$36,443	$33,665	$294,855	$14,723	$24,547	$495,878
Total loans and leases	$9,298,534	$6,045,888	$4,095,610	$3,220,557	$2,453,779	$4,027,428	$3,504,200	$199,148	$32,845,144

Loans and leases outstanding at December 31, 2019 by credit quality indicator are provided below:

	December 31, 2019
	Commercial loans and leases
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	PCI	Total commercial loans and leases
Grade:
Pass	$1,004,922	$12,050,799	$536,682	$4,256,456	$308,796	$148,412	$18,157,655
Special mention	2,577	115,164	3,899	44,604	622	44,290	166,866
Substandard	5,955	116,672	1,447	34,148	675	87,970	158,897
Doubtful	—	—	—	3	—	3,657	3
Ungraded	—	—	—	68,581	—	—	68,581
Total	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$284,329	$18,552,002

	December 31, 2019
	Noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	PCI	Total noncommercial loans and leases
Days past due:
Current	$5,205,380	$2,316,010	$354,393	$1,762,606	$240,995	$9,638,389
30-59 days past due	45,839	9,729	977	10,481	13,764	67,026
60-89 days past due	18,289	3,468	218	3,746	5,608	25,721
90 days or greater past due	24,409	9,865	1,797	3,571	14,020	39,642
Total	$5,293,917	$2,339,072	$357,385	$1,780,404	$274,387	$9,770,778
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
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended September 30, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $36.1 million reserve build due to the potential economic impact of COVID-19 and its estimated impact on credit losses. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. Assumptions revert to long term historic averages over a one year period. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our model results consider baseline, adverse and upside scenarios. To calculate the ACL, we utilized the baseline scenario, which includes improvements to the most significant assumptions and the impact from government stimulus. This result was calibrated using management’s expectation of borrower performance based upon COVID-19 residual risk by industry and geography. These loss estimates were also influenced by BancShares strong credit quality, low net charge-offs and recent credit trends, which remained stable through the quarter ended September 30, 2020.
Activity in the ACL by class of loans is summarized as follows:

	Three months ended September 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Allowance for credit losses:
Balance at July 1	$6,906	$22,489	$22,149	$24,633	$42,872	$26,640	$1,640	$8,898	$39,295	$26,928	$222,450
Provision (credits)	120	625	667	3,381	837	(958)	(54)	708	1,341	(2,625)	4,042
Charge-offs	—	(87)	—	(3,241)	(253)	(359)	—	(824)	(3,673)	(495)	(8,932)
Recoveries	264	65	10	1,999	275	336	23	401	1,684	1,319	6,376
Balance at September 30	$7,290	$23,092	$22,826	$26,772	$43,731	$25,659	$1,609	$9,183	$38,647	$25,127	$223,936

	Three months ended September 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	PCI	Total
Balance at July 1	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$8,343	$226,583
Provision (credits)	208	(1,337)	(90)	4,714	54	1,024	(153)	148	3,674	(1,476)	6,766
Charge-offs	(116)	(1)	—	(3,047)	(42)	(313)	(534)	—	(5,594)	—	(9,647)
Recoveries	52	226	—	611	20	68	201	—	1,945	—	3,123
Balance at September 30	$32,088	$47,850	$2,252	$59,179	$2,215	$17,711	$20,635	$2,898	$35,130	$6,867	$226,825

	Nine months ended September 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Balance at December 31	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1	2,152	17,128	11,562	23,973	35,350	23,367	1,418	5,392	40,338	26,537	187,217
Provision (credits)	4,876	6,011	11,165	10,802	9,339	2,557	209	5,708	7,253	(4,971)	52,949
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	(138)	(407)	(8)	(12,159)	(1,513)	(1,439)	(70)	(3,023)	(13,490)	(3,010)	(35,257)
Recoveries	400	360	107	4,156	555	1,174	52	1,106	4,546	5,378	17,834
Balance at September 30	$7,290	$23,092	$22,826	$26,772	$43,731	$25,659	$1,609	$9,183	$38,647	$25,127	$223,936

	Nine months ended September 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	PCI	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Provision (credits)	(3,217)	4,748	(230)	10,138	(618)	2,903	(272)	548	11,991	(2,277)	23,714
Charge-offs	(188)	(851)	—	(8,327)	(73)	(957)	(1,990)	—	(18,017)	—	(30,403)
Recoveries	223	502	1	1,748	685	293	1,035	—	5,315	—	9,802
Balance at September 30	$32,088	$47,850	$2,252	$59,179	$2,215	$17,711	$20,635	$2,898	$35,130	$6,867	$226,825
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
The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of September 30, 2020 were as follows:

(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,425	$1,952	137.0%	$—
Owner occupied commercial mortgage	5,411	9,428	174.2	—
Non-owner occupied commercial mortgage	7,121	10,874	152.7	—
Total commercial loans	13,957	22,254	159.4	—
Consumer:
Residential mortgage	22,804	31,779	139.4	162
Revolving mortgage	310	315	101.6	—
Total consumer loans	23,114	32,094	138.9	162
Total non-PCD loans	37,071	54,348	146.6	162
PCD	17,109	25,443	148.7	—
Total collateral-dependent loans	$54,180	$79,791	147.3%	$162
Collateral-dependent nonaccrual loans with no recorded allowance totaled $52.0 million as of September 30, 2020. All other nonaccrual loans have a recorded allowance.

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

The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
(Dollars in thousands)	Average balance	Interest income recognized	Average balance	Interest income recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$6,130	$6	$3,460	$40
Commercial mortgage	70,351	551	61,962	1,653
Other commercial real estate	1,186	6	797	20
Commercial and industrial and leases	13,085	140	11,478	353
Other	298	2	314	6
Total commercial	91,050	705	78,011	2,072
Noncommercial:
Residential mortgage	56,029	346	49,048	988
Revolving mortgage	30,067	260	29,477	763
Construction and land development	3,124	25	3,473	93
Consumer	3,443	37	3,152	97
Total noncommercial	92,663	668	85,150	1,941
Total non-PCI impaired loans and leases	$183,713	$1,373	$163,161	$4,013
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
The following tables provides a summary of total TDRs by accrual status:

	September 30, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$791	$57	$848
Owner occupied commercial mortgage	33,202	9,076	42,278
Non-owner occupied commercial mortgage	17,728	1,180	18,908
Commercial and industrial and leases	28,942	5,650	34,592
Total commercial loans	80,663	15,963	96,626
Consumer:
Residential mortgage	33,163	17,202	50,365
Revolving mortgage	22,232	7,140	29,372
Construction and land development	2,918	272	3,190
Consumer auto	1,992	841	2,833
Consumer other	1,010	159	1,169
Total consumer loans	61,315	25,614	86,929
PCD loans	16,801	6,774	23,575
Total loans	$158,779	$48,351	$207,130

	December 31, 2019
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$487	$2,279	$2,766
Commercial mortgage	50,819	11,116	61,935
Other commercial real estate	571	—	571
Commercial and industrial and leases	9,430	2,409	11,839
Other	320	105	425
Total commercial loans	61,627	15,909	77,536
Noncommercial:
Residential mortgage	41,813	16,048	57,861
Revolving mortgage	21,032	7,367	28,399
Construction and land development	1,452	2,430	3,882
Consumer	2,826	688	3,514
Total noncommercial loans	67,123	26,533	93,656
Total loans	$128,750	$42,442	$171,192
Total TDRs included $17.2 million of PCI TDRs at December 31, 2019.
The following table provides the types of modifications designated as TDRs during the nine months ended September 30, 2020 and September 30, 2019, as well as a summary of loans modified as a TDR during the twelve month periods ended September 30, 2020 and September 30, 2019 that subsequently defaulted during the nine months ended September 30, 2020 and September 30, 2019. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended September 30, 2020				Three months ended September 30, 2019
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	6	$5,703	3	$3,730	2	$1,221	—	$—
Loan term extension	29	2,380	18	1,755	5	2,473	—	—
Below market interest rate	55	15,341	26	3,170	80	4,460	34	2,034
Discharged from bankruptcy	55	1,654	22	755	55	6,097	25	2,002
Total restructurings	145	$25,078	69	$9,410	142	$14,251	59	$4,036

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	23	$24,847	6	$6,967	6	$3,209	2	$2,064
Loan term extension	62	5,885	34	3,244	13	3,870	4	514
Below market interest rate	212	38,740	72	5,088	205	14,968	86	5,977
Discharged from bankruptcy	165	7,025	66	2,254	157	13,499	72	5,421
Total restructurings	462	$76,497	178	$17,553	381	$35,546	164	$13,976
For the nine months ended September 30, 2020 and September 30, 2019, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED
The following table explains changes in OREO during the nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	OREO
Balance at December 31, 2019	$46,591
Additions	18,428
Acquired in business combinations	9,813
Sales	(18,645)
Write-downs/losses	(3,398)
Balance at September 30, 2020	$52,789

Balance at December 31, 2018	$48,030
Additions	15,426
Acquired in business combinations	3,613
Sales	(17,595)
Write-downs/losses	(3,221)
Balance at September 30, 2019	$46,253
At September 30, 2020 and December 31, 2019, BancShares had $8.5 million and $14.5 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $27.0 million and $23.0 million at September 30, 2020 and December 31, 2019, respectively. Net gains recorded on the sale of OREO properties were $1.0 million and $872 thousand for the nine months ended September 30, 2020 and September 30, 2019, respectively
NOTE G - SERVICING RIGHTS
Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $3.36 billion and $3.38 billion as of September 30, 2020 and December 31, 2019, respectively. These loans are originated and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights were recorded as a servicing asset and are reported in other intangible assets. The associated amortization expense and any valuation allowance recognized were included as a reduction of mortgage income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned for the three months ended September 30, 2020 and 2019 were $2.1 million and $1.9 million, respectively, and are reported in mortgage income. For the nine months ended September 30, 2020 and 2019, contractually specified mortgage servicing fees, late fees, and ancillary fees earned were $6.4 million and $5.8 million, respectively.
The following table presents changes in the servicing asset during the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$18,664	$20,665	$22,963	$21,396
Servicing rights originated	1,994	1,532	5,673	3,943
Amortization	(2,208)	(1,581)	(6,150)	(4,595)
Valuation allowance (increase) decrease	(305)	(45)	(4,341)	(173)
Ending balance	$18,145	$20,571	$18,145	$20,571
The following table presents the activity in the servicing asset valuation allowance for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$4,258	$128	$222	$—
Valuation allowance increase (decrease)	305	45	4,341	173
Ending balance	$4,563	$173	$4,563	$173

Mortgage servicing rights valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	September 30, 2020	December 31, 2019
Discount rate - conventional fixed loans	7.68%	8.92%
Discount rate - all loans excluding conventional fixed loans	8.68%	9.92%
Weighted average constant prepayment rate	20.80%	13.72%
Weighted average cost to service a loan	$87.30	$87.09
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities available for sale pledged as collateral under repurchase agreements was $748.1 million and $477.6 million at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020, BancShares held $693.9 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, made up of $444.0 million collateralized by government agency securities and $249.9 million collateralized by commercial mortgage-backed securities. At December 31, 2019, BancShares held securities sold under agreements to repurchase of $443.0 million, with overnight and continuous remaining contractual maturities collateralized by government agency securities.
NOTE I - FDIC SHARED-LOSS PAYABLE
At September 30, 2020, shared-loss protection remains for single family residential loans acquired in the amount of $36.2 million. The shared-loss agreement for two of the FDIC-assisted transactions include a provision related to a payment that may be owed to the FDIC at the termination of the agreement if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition (the “clawback liability”). BancShares issued a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. The remaining clawback liability payment date is March 2021.
The following table provides changes in the FDIC shared-loss payable since December 31, 2019:

(Dollars in thousands)	Total
Balance at December 31, 2019	$112,395
Accretion	2,386
Payment made to the FDIC to settle shared-loss agreement	(99,468)
Balance at September 30, 2020	$15,313

NOTE J - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$135,240	$31,105	$104,135	$7,522	$1,730	$5,792
Defined benefit pension items	(153,104)	(35,213)	(117,891)	(172,098)	(39,583)	(132,515)
Total	$(17,864)	$(4,108)	$(13,756)	$(164,576)	$(37,853)	$(126,723)
The following table highlights changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$113,102	$—	$(122,766)	$(9,664)
Net unrealized gains arising during period	7,530	—	—	7,530
Amounts reclassified from accumulated other comprehensive loss	(16,497)	—	4,875	(11,622)
Net current period other comprehensive (loss) income	(8,967)	—	4,875	(4,092)
Ending balance	$104,135	$—	$(117,891)	$(13,756)

	Three months ended September 30, 2019
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$2,554	$(61,979)	$(121,306)	$(180,731)
Net unrealized gains arising during period	3,026	—	—	3,026
Amounts reclassified from accumulated other comprehensive loss	(874)	4,693	2,114	5,933
Net current period other comprehensive income	2,152	4,693	2,114	8,959
Ending balance	$4,706	$(57,286)	$(119,192)	$(171,772)

	Nine months ended September 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$5,792	$—	$(132,515)	$(126,723)
Net unrealized gains arising during period	140,671	—	—	140,671
Amounts reclassified from accumulated other comprehensive loss	(42,328)	—	14,624	(27,704)
Net current period other comprehensive income	98,343	—	14,624	112,967
Ending balance	$104,135	$—	$(117,891)	$(13,756)

	Nine months ended September 30, 2019
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized losses on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$(38,505)	$(71,149)	$(125,533)	$(235,187)
Net unrealized gains arising during period	48,489	—	—	48,489
Amounts reclassified from accumulated other comprehensive loss	(5,278)	13,863	6,341	14,926
Net current period other comprehensive income	43,211	13,863	6,341	63,415
Ending balance	$4,706	$(57,286)	$(119,192)	$(171,772)
The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Three months ended September 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$21,425	Realized gains on investment securities available for sale, net
	(4,928)	Income taxes
	$16,497

Amortization of defined benefit pension actuarial losses	(6,332)	Other noninterest expense
	1,457	Income taxes
	$(4,875)
Total reclassifications for the period	$11,622

	Three months ended September 30, 2019
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$1,136	Realized gains on investment securities available for sale, net
	(262)	Income taxes
	$874

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(6,095)	Net interest income
	1,402	Income taxes
	$(4,693)

Amortization of defined benefit pension items
Prior service costs	$(15)	Salaries and wages
Actuarial losses	(2,730)	Other noninterest expense
	(2,745)	Income before income taxes
	631	Income taxes
	$(2,114)
Total reclassifications for the period	$(5,933)

	Nine months ended September 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$54,972	Realized gains on investment securities available for sale, net
	(12,644)	Income taxes
	$42,328

Amortization of defined benefit pension items
Actuarial losses	$(18,994)	Other
	4,370	Income taxes
	$(14,624)
Total reclassifications for the period	$27,704

	Nine months ended September 30, 2019
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$6,855	Realized gains on investment securities available for sale, net
	(1,577)	Income taxes
	$5,278	Net income

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(18,004)	Net interest income
	4,141	Income taxes
	$(13,863)

Amortization of defined benefit pension items
Prior service costs	$(43)	Salaries and wages
Actuarial losses	(8,192)	Other noninterest expense
	(8,235)	Income before income taxes
	1,894	Income taxes
	$(6,341)
Total reclassifications for the period	$(14,926)
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
For all other financial assets and liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2020 and December 31, 2019. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.

The table presents the carrying values and estimated fair values for financial instruments as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$352,419	$352,419	$376,719	$376,719
Overnight investments	3,137,945	3,137,945	1,107,844	1,107,844
Investment in marketable equity securities	93,074	93,074	82,333	82,333
Investment securities available for sale	9,019,788	9,019,788	7,059,674	7,059,674
Investment securities held to maturity	747,732	761,252	30,996	30,996
Loans held for sale	120,305	120,305	67,869	67,869
Net loans and leases	32,621,208	33,269,733	28,656,355	28,878,550
Income earned not collected	151,737	151,737	123,154	123,154
Federal Home Loan Bank stock	45,392	45,392	43,039	43,039
Mortgage and other servicing rights	19,484	20,313	24,891	26,927
Deposits with no stated maturity	39,110,297	39,110,297	30,593,627	30,593,627
Time deposits	3,140,309	3,162,058	3,837,609	3,842,162
Securities sold under customer repurchase agreements	693,889	693,889	442,956	442,956
Federal Home Loan Bank borrowings	655,179	680,718	572,185	577,362
Subordinated debt	504,381	509,518	163,412	173,685
Other borrowings	92,456	92,794	148,318	149,232
FDIC shared-loss payable	15,313	15,789	112,395	114,252
Accrued interest payable	10,477	10,477	18,124	18,124
For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$654,762	$—	$654,762	$—
Government agency	654,941	—	654,941	—
Residential mortgage-backed securities	6,069,668	—	6,069,668	—
Commercial mortgage-backed securities	1,090,210	—	1,090,210	—
Corporate bonds	550,207	—	299,493	250,714
Total investment securities available for sale	$9,019,788	$—	$8,769,074	$250,714
Marketable equity securities	$93,074	$38,192	$54,882	$—
Loans held for sale	$120,305	$—	$120,305	$—

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$409,999	$—	$409,999	$—
Government agency	682,772	—	682,772	—
Residential mortgage-backed securities	5,267,090	—	5,267,090	—
Commercial mortgage-backed securities	380,020	—	380,020	—
Corporate bonds	201,566	—	131,881	69,685
State, county and municipal	118,227	—	118,227	—
Total investment securities available for sale	$7,059,674	$—	$6,989,989	$69,685
Marketable equity securities	$82,333	$29,458	$52,875	$—
Loans held for sale	$67,869	$—	$67,869	$—

The following tables summarize activity for Level 3 assets:

	Corporate bonds
	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$169,977	$149,137	$69,685	$143,226
Purchases	78,000	8,000	178,595	11,991
Unrealized net gains included in other comprehensive income	2,818	1,147	901	2,985
Amounts included in net income	(81)	41	(249)	123
Transfers in	—	—	1,782	—
Ending balance	$250,714	$157,325	$250,714	$157,325
During the three months ended September 30, 2020, there were no transfers between levels. During the nine months ended September 30, 2020, there were transfers from Level 2 to Level 3 of $1.8 million in corporate bonds available for sale. The transfers were due to a lack of observable inputs and trade activity for those securities. During the three and nine months ended September 30, 2019, there were no transfers between levels.
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at September 30, 2020:

(Dollars in thousands)			September 30, 2020
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$250,714
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a gain of $567 thousand and a gain of $583 thousand for the three months ended September 30, 2020 and 2019, respectively. The changes in fair value included gains of $4.2 million and $750 thousand for the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$120,305	$114,100	$6,205

	December 31, 2019
	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$67,869	$65,697	$2,172
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2020 or December 31, 2019.
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
Following the adoption of ASC 326, the population of loans measured at fair value on a non-recurring basis has greatly diminished and is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated allowance for credit losses or if a charge-off has been recorded in the previous 12 months. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 6% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied was 7.51%.

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
OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with with discounts generally between 7% and 16% applied for estimated selling costs and other external factors that may impact the marketability of the property. At September 30, 2020, the weighted average discount applied was 8.46%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$10,970	$—	$—	$10,970
Other real estate owned	44,557	—	—	44,557
Mortgage servicing rights	16,819	—	—	16,819

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Impaired loans	$132,336	$—	$—	$132,336
Other real estate owned	38,310	—	—	38,310
Mortgage servicing rights	3,757	—	—	3,757
No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019.
NOTE L - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.
For the three and nine months ended September 30, 2020 and 2019, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Service cost	$3,570	$3,191	$10,709	$9,575
Interest cost	8,549	9,316	25,648	27,945
Expected return on assets	(16,423)	(15,647)	(49,267)	(46,943)
Amortization of prior service cost	—	15	—	43
Amortization of net actuarial loss	6,332	2,730	18,994	8,192
Net periodic cost (benefit)	$2,028	$(395)	$6,084	$(1,188)
A discretionary contribution of $100.0 million was made to the pension plans during the nine months ended September 30, 2020. Management evaluates the need for its pension plan contributions on a periodic basis based upon numerous factors including, but not limited to, the funded status of the plans, returns on plan assets, discount rates and the current economic environment.

NOTE M - LEASES
The following table presents lease assets and liabilities as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Classification	September 30, 2020	December 31, 2019
Assets:
Operating	Other assets	$69,968	$77,115
Finance	Premises and equipment	7,005	8,820
Total leased assets		$76,973	$85,935
Liabilities:
Operating	Other liabilities	$70,129	$76,746
Finance	Other borrowings	6,703	8,230
Total lease liabilities		$76,832	$84,976
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
The following table presents the commitments to extend credit and standby letters of credit as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Unused commitments to extend credit	$11,972,688	$10,682,378
Standby letters of credit	112,016	99,601
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Affordable housing project investments were $167.0 million and $167.8 million as of September 30, 2020 and December 31, 2019, respectively, and were recorded in other assets. Unfunded commitments to fund future investments in affordable housing projects totaled $60.6 million and $70.0 million as of September 30, 2020 and December 31, 2019, respectively, and were recorded in other liabilities.
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
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread throughout the world, causing significant disruptions to the domestic and global economies which continue to date. In response to the outbreak, governments have imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains, changes in consumer behavior and overall economic instability. This uncertainty has led to volatility in the financial markets. This impact was coupled with spikes in unemployment as a result of business shutdowns that continue to impact financial institutions operationally and financially. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see "Item 1A — Risk Factors" in Part II of this quarterly report on Form 10-Q, which should be read in conjunction with the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019.
During the third quarter of 2020, the Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained the federal funds rate at a target range of 0.00% to 0.25%. The FOMC cited the effects of COVID-19 on economic activity and the risks posed to the economic outlook. The FOMC expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was passed. The bill was designed to provide short-term economic relief to individuals and businesses most impacted by the fallout of the pandemic. Key provisions include: for individuals, economic impact payments and enhanced unemployment benefits; for small businesses, access to loans and support through the Small Business Administration Paycheck Protection Program (“SBA-PPP”), direct aid and loans to the medical industry and other affected sectors, and certain tax benefits that can be used in conjunction with the other aid mentioned. While direct aid to financial services entities is not a primary goal of the provisions, financial institutions will function to transmit funds from the Federal Reserve, SBA and United States (“U.S.”) Treasury to the public. This was supplemented by the Paycheck Protection Program Flexibility Act, which was signed into law on June 5, 2020 and amended provisions of the SBA-PPP including timing of the program and changes to forgiveness criteria. In addition, there were other regulatory actions taken that may impact our business including changes in credit reporting on customer forbearance, federally backed mortgage forbearance, potential legal lending limit relaxation and other economic stabilization efforts. Further legislation is expected as the government continues to mitigate the economic impact on the crisis.

BANCSHARES’ COVID-19 CONTINUED MONITORING AND RESPONSE
BancShares remains in a very strong capital and liquidity position providing stability in navigating the COVID-19 crisis. Our leadership team continues to ensure appropriate measures are in place to protect the welfare of our employees and soundness of the organization, while continuing to support our customers. Our branches have re-opened with enhanced safety protocols, and our corporate locations remain at limited occupancy due to current virus trends.
Through September 30, 2020, over 94% of all COVID-19 related loan extensions have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio. We have not seen significant declines in overall credit quality, though the impact of the SBA-PPP and payment extensions could be delaying signs of credit deterioration.
During 2020, BancShares originated over 23,000 SBA-PPP loans with an outstanding balance of $3.11 billion at September 30, 2020. We have collected all $117.2 million in SBA-PPP related loan fees per the program terms. These fees and related costs were deferred and are being recognized in interest income over the life of the loans. We have begun accepting and processing applications for forgiveness, and subsequent to the third quarter, we have begun receiving forgiveness payments. We anticipate acceleration of the fee income as the volume of approved forgiveness applications and payments received from the SBA increase.
Table 1
SBA-PPP LOANS BY LOAN SIZE

(Dollars in thousands)
Loan Size	$ of Loans	% of Loans $
Less than $150,000	$862,026	27.7%
$150,000 to $2,000,000	1,766,649	56.8
Greater than $2,000,000	484,001	15.5
Total	$3,112,676	100.0%

Strong Liquidity and Capital Position
We maintain a strong level of liquidity. As of September 30, 2020, liquid assets (available cash and unencumbered high quality liquid assets at market value) totaled approximately $8.51 billion representing 17.5% of consolidated assets as of September 30, 2020.
In addition to liquid assets, we had contingent sources of liquidity totaling approximately $11.37 billion in the form of Federal Home Loan Bank (“FHLB”) borrowing capacity, Federal Reserve Discount Window availability, federal funds lines and a committed line of credit.
At September 30, 2020, BancShares’ regulatory capital ratios were well in excess of Basel III capital requirements with a total risk-based capital ratio of 13.7%, a Tier 1 risk-based capital ratio of 11.5%, a common equity Tier 1 ratio of 10.4%, a Tier 1 leverage ratio of 7.8% and a capital conservation buffer of 5.5%, more than twice the required level of 2.5%.
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

On October 15, 2020, BancShares and CIT Group Inc., a Delaware corporation (“CIT”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among BancShares, FCB, FC Merger Subsidiary IX, Inc., a direct, wholly owned subsidiary of FCB (“Merger Sub”), and CIT, the parent company of CIT Bank, N.A., a national banking association (“CIT Bank”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CIT, with CIT as the surviving entity (the “First-Step Merger”), and as soon as reasonably practicable following the effective time of the First-Step Merger, CIT will merge with and into FCB, with FCB as the surviving entity (together with the First-Step Merger, the “Mergers”). The Merger Agreement further provides that immediately following the consummation of the Mergers, CIT Bank will merge with and into FCB, with FCB as the surviving bank (together with the Mergers, the “Transaction”).
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. Subject to the fulfillment of customary closing conditions, the parties anticipate that the Transaction will close in the first half of 2021.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of CIT common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (“CIT Common Stock”), except for certain shares of CIT Common Stock owned by CIT or BancShares, will be converted into the right to receive .06200 shares of BancShares Class A common stock, par value $1.00 per share. Holders of CIT Common Stock will receive cash in lieu of fractional shares.
In addition, at the Effective Time, each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, of CIT and 5.625% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, of CIT issued and outstanding will automatically be converted into the right to receive one share of a newly created series of preferred stock, Series B, of BancShares and one share of a newly created series of preferred stock, Series C, of BancShares, respectively.
The Merger Agreement requires that, effective as of the Effective Time, the Boards of Directors of the combined company and the combined bank will consist of 14 directors, (i) 11 of whom will be members of the current Board of Directors of BancShares, and (ii) three of whom will be selected from among the current Board of Directors of CIT and will include as one of those three Ellen R. Alemany, Chairwoman and Chief Executive Officer of CIT.
FINANCIAL PERFORMANCE SUMMARY
Third Quarter Highlights
•Net income for the third quarter of 2020 totaled $142.7 million, an increase of $17.9 million, or 14.3% compared to the same quarter in 2019. Net income available to common shareholders totaled $138.0 million. Net income per common share increased $2.76, or 24.5%, to $14.03 in the third quarter of 2020, from $11.27 per share during the same period in 2019.
•Return on average assets for the third quarter of 2020 was 1.18%, down from 1.32% in the third quarter of 2019. Return on average equity for the third quarter of 2020 was 14.93%, up from 13.83% in the the third quarter of 2019.
•Net interest income totaled $353.7 million for the third quarter of 2020, an increase of $17.2 million, or 5.1% compared to the same quarter in 2019. The increase was primarily due to an increase of $21.3 million in interest earned on loans due to loan growth and lower interest expense on deposits of $8.3 million, partially offset by a decrease in interest earned on overnight investments of $6.4 million. Interest and fee income related to SBA-PPP loans totaled $29.8 million in the third quarter of 2020. The taxable-equivalent net interest margin (“NIM”) was 3.06% for the third quarter of 2020, down 71 basis points from 3.77% for the third quarter in 2019.
•Noninterest income for the third quarter of 2020 totaled $120.6 million, an increase of $19.6 million, or 19.5%, compared to the same quarter of 2019, predominantly due to realized gains on the sale of available for sale securities.
•Noninterest expense was $291.7 million for the third quarter of 2020, compared to $270.4 million during the same quarter of 2019, an increase of $21.3 million or 7.9%.
•Total loans grew to $32.85 billion, an increase of $426.7 million, or by 5.2% on an annualized basis, since June 30, 2020. The net charge-off ratio was 0.03% for the third quarter of 2020, down from 0.09% for the second quarter of 2020 and 0.10% for the third quarter of 2019.
•Total deposits grew to $42.25 billion, an increase of $771.4 million, or by 7.4% on an annualized basis, since June 30, 2020.
•BancShares repurchased 117,700 shares of its Class A common stock during the third quarter of 2020 totaling $47.1 million. At September 30, 2020, BancShares remained well capitalized with a total risk-based capital ratio of 13.7%, a Tier 1 risk-based capital of 11.5%, a common equity Tier 1 ratio of 10.4%, and a leverage ratio of 7.8%.

Year to Date Highlights
•Net income for the nine months ended September 30, 2020 totaled $353.6 million, a decrease of $1.9 million, or 0.5% compared to the same period of 2019. Net income available to common shareholders totaled $344.2 million. Earnings per share increased $2.46, or 7.8%, to $33.96 for the nine months ended September 30, 2020, from $31.50 per share during the same period in 2019.
•Return on average assets for the nine months ended September 30, 2020 was 1.05%, down 24 basis points compared to the same period in 2019. Return on average equity for the nine months ended September 30, 2020 was 12.59%, down 82 basis points compared to the same period in 2019.
•Net interest income for the nine months ended September 30, 2020, was $1.03 billion, an increase of $45.2 million, or 4.6% compared to the same period of 2019. The increase was primarily due to an increase of $78.7 million in interest earned on loans primarily due to loan growth, partially offset by a decrease in interest earned on overnight investments of $15.0 million as well as an increase in total interest expense of $12.0 million. Interest and fee income related to SBA-PPP loans totaled $47.9 million in the first nine months of 2020. The taxable-equivalent NIM was 3.23% for the nine months ended September 30, 2020, down 57 basis points from 3.80% during the same period of 2019.
•The allowance for credit losses was $223.9 million at September 30, 2020, compared to $225.1 million at December 31, 2019. The $1.2 million change was due primarily to the $37.9 million reduction in the allowance as a result of adopting ASC 326, partially offset by a $36.1 million reserve build related to potential COVID-19 impact.
•Total loans grew to $32.85 billion, an increase of $3.96 billion since December 31, 2019. Excluding $3.11 billion of loans originated under the SBA-PPP, total loans increased $851.0 million, or by 3.9% on an annualized basis. The net charge-off ratio was 0.07% for the nine months ended September 30, 2020, a 3 basis point decrease compared to the same period of 2019.
•Total deposits grew to $42.25 billion, an increase of $7.82 billion since December 31, 2019. Excluding estimated SBA-PPP deposits of $1.30 billion, total deposits grew $6.52 billion, or by 25.3% on an annualized basis.
•BancShares repurchased 813,090 shares of its Class A common stock during the nine months ended September 30, 2020 totaling $333.8 million.
•During the first quarter of 2020, BancShares successfully completed a $695 million capital raise which consisted of $350 million of subordinated notes and $345 million of Series A preferred stock.

Table 2
SELECTED QUARTERLY DATA

	2020			2019 (1)		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2020	2019
SUMMARY OF OPERATIONS
Interest income	$374,334	$363,257	$369,559	$354,048	$362,318	$1,107,150	$1,049,963
Interest expense	20,675	25,863	31,159	26,924	25,893	77,697	65,718
Net interest income	353,659	337,394	338,400	327,124	336,425	1,029,453	984,245
Provision for credit losses	4,042	20,552	28,355	7,727	6,766	52,949	23,714
Net interest income after provision for credit losses	349,617	316,842	310,045	319,397	329,659	976,504	960,531
Noninterest income	120,572	165,402	64,011	104,393	100,930	349,985	311,468
Noninterest expense	291,662	291,679	299,971	292,262	270,425	883,312	811,479
Income before income taxes	178,527	190,565	74,085	131,528	160,164	443,177	460,520
Income taxes	35,843	36,779	16,916	29,654	35,385	89,538	105,023
Net income	142,684	153,786	57,169	101,874	124,779	353,639	355,497
Net income available to common shareholders	$138,048	$148,996	$57,169	$101,874	$124,779	$344,213	$355,497
Net interest income, taxable equivalent	$354,256	$337,965	$339,174	$328,045	$337,322	$1,031,395	$986,896
PER COMMON SHARE DATA
Net income	$14.03	$14.74	$5.46	$9.55	$11.27	$33.96	$31.50
Cash dividends on common shares	0.40	0.40	0.40	0.40	0.40	1.20	1.20
Market price at period end (Class A)	318.78	405.02	332.87	532.21	471.55	318.78	471.55
Book value at period-end	380.43	367.57	351.90	337.38	327.86	380.43	327.86
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$48,262,155	$45,553,502	$40,648,806	$38,326,641	$37,618,836	$44,834,045	$36,770,191
Investment securities	9,930,197	8,928,467	7,453,159	7,120,023	6,956,981	8,774,840	6,851,348
Loans and leases (2)	32,694,996	31,635,958	29,098,101	27,508,062	26,977,476	31,148,683	26,368,922
Interest-earning assets	45,617,376	42,795,781	38,004,341	36,032,680	35,293,979	42,151,861	34,473,814
Deposits	41,905,844	39,146,415	34,750,061	33,295,141	32,647,264	38,612,836	31,856,771
Interest-bearing liabilities	25,591,707	24,407,285	23,153,777	20,958,943	20,551,393	24,388,339	20,204,705
Securities sold under customer repurchase agreements	710,237	659,244	474,231	495,804	533,371	614,920	542,618
Other short-term borrowings	—	45,549	157,759	28,284	23,236	67,522	21,335
Long-term borrowings	1,256,331	1,275,928	961,132	467,223	384,047	1,164,475	366,850
Common shareholders' equity	3,679,138	3,648,284	3,625,975	3,570,872	3,580,235	3,651,132	3,545,418
Shareholders’ equity	$4,019,075	$3,988,225	$3,682,634	$3,570,872	$3,580,235	$3,896,645	$3,545,418
Common shares outstanding	9,836,629	10,105,520	10,473,119	10,708,084	11,060,462	10,137,321	11,286,984
SELECTED QUARTER-END BALANCES
Total assets (1)	$48,666,873	$47,866,194	$41,594,453	$39,824,496	$37,748,324	$48,666,873	$37,748,324
Investment securities	9,860,594	9,508,476	8,845,197	7,173,003	7,167,680	9,860,594	7,167,680
Loans and leases	32,845,144	32,418,425	29,240,959	28,881,496	27,196,511	32,845,144	27,196,511
Deposits	42,250,606	41,479,245	35,346,711	34,431,236	32,743,277	42,250,606	32,743,277
Securities sold under customer repurchase agreements	693,889	740,276	540,362	442,956	522,195	693,889	522,195
Other short-term borrowings	—	—	105,000	295,277	—	—	—
Long-term borrowings	1,252,016	1,258,719	1,297,132	588,638	453,876	1,252,016	453,876
Shareholders’ equity	$4,074,414	$3,991,444	$3,957,520	$3,586,184	$3,568,482	$4,074,414	$3,568,482
Common shares outstanding	9,816,405	9,934,105	10,280,105	10,629,495	10,884,005	9,816,405	10,884,005
SELECTED RATIOS AND OTHER DATA
Return on average assets (annualized)	1.18%	1.36%	0.57%	1.05%	1.32%	1.05%	1.29%
Return on average common shareholders’ equity (annualized)	14.93	16.43	6.34	11.32	13.83	12.59	13.41
Net yield on interest-earning assets (taxable equivalent)	3.06	3.14	3.55	3.59	3.77	3.23	3.80
Net charge-offs (annualized) to average loans and leases	0.03	0.09	0.10	0.14	0.10	0.07	0.10
Allowance for credit losses to total loans and leases(3):
PCD	5.07	5.07	4.80	1.35	1.34	5.07	1.34
Non-PCD	0.61	0.61	0.64	0.77	0.82	0.61	0.82
Total	0.68	0.69	0.72	0.78	0.83	0.68	0.83
Ratio of total nonperforming assets to total loans, leases and other real estate owned (4)	0.73	0.77	0.79	0.58	0.57	0.73	0.57
Tier 1 risk-based capital ratio	11.48	11.38	11.43	10.86	11.80	11.48	11.80
Common equity Tier 1 ratio	10.43	10.32	10.36	10.86	11.80	10.43	11.80
Total risk-based capital ratio	13.70	13.63	13.65	12.12	13.09	13.70	13.09
Tier 1 leverage capital ratio	7.80	8.07	8.98	8.81	9.18	7.80	9.18
Dividend payout ratio	2.85	2.71	7.33	4.19	3.55	3.53	3.81
Average loans and leases to average deposits	78.02	80.81	83.74	82.62	82.63	80.67	82.77
(1) We adopted ASC Topic 326 (“CECL”) utilizing the modified retrospective approach. We did not restate selected financial data for the quarters prior to 2020 presented above.
(2) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.
(3) Loans originated in relation to the SBA-PPP ($3.11 billion as of September 30, 2020) do not have a recorded ACL. As of September 30, 2020, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans is 0.68% while the ratio of ACL to total loans excluding SBA-PPP loans is 0.75%.
(4) Upon adoption of ASC 326, we dissolved pooling of PCI loans allowed under ASC 310-30. This increased the amount of nonaccrual loans as those nonaccrual loans within performing PCI pools were previously excluded from reporting. As of January 1, 2020, there were $47.0 million of nonaccrual loans released from performing PCI pools. Of these nonaccrual loans, $27.5 million were outstanding as of September 30, 2020.

BUSINESS COMBINATIONS
CIT Group Inc.
On October 15, 2020, BancShares and CIT, entered into the Merger Agreement by and among BancShares, FCB, the Merger Sub, and CIT, the parent company of CIT Bank. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub and CIT will ultimately merge with and into FCB, with FCB as the surviving entity. The Merger Agreement further provides that immediately following the consummation of the Mergers, CIT Bank will merge with and into FCB, with FCB as the surviving bank. Subject to the fulfillment of customary closing conditions, the parties anticipate that the Transaction will close in the first half of 2021.
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
Federal Deposit Insurance Corporation Assisted Transactions
BancShares completed fourteen Federal Deposit Insurance Corporation (“FDIC”) assisted transactions between 2009 and 2017. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. As of September 30, 2020, shared-loss protection remains for single family residential loans acquired in the amount of $36.2 million.
The shared-loss agreement for two of the FDIC-assisted transactions included a provision related to a payment owed to the FDIC at the termination of the agreement (the “clawback liability”). As of September 30, 2020 and December 31, 2019, the estimated clawback liability was $15.3 million and $112.4 million, respectively, as a result of a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. The remaining clawback liability payment date is March 2021.

Table 3
CONSOLIDATED QUARTER-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended September 30
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$32,694,996	$336,934	4.06%	$26,977,476	$315,621	4.61%
Investment securities:
U.S. Treasury	695,419	497	0.28	834,577	5,262	2.50
Government agency	587,377	1,335	0.91	628,322	4,742	3.02
Mortgage-backed securities	8,047,247	28,236	1.40	5,195,711	27,891	2.15
Corporate bonds	489,602	6,433	5.26	149,888	1,912	5.10
Other investments	110,552	739	2.66	148,483	636	1.70
Total investment securities	9,930,197	37,240	1.50	6,956,981	40,443	2.32
Overnight investments	2,992,183	757	0.10	1,359,522	7,151	2.09
Total interest-earning assets	45,617,376	374,931	3.24	35,293,979	363,215	4.06
Cash and due from banks	349,079			256,379
Premises and equipment	1,261,864			1,224,118
Allowance for credit losses	(222,793)			(227,707)
Other real estate owned	52,716			46,131
Other assets	1,203,913			1,025,936
Total assets	$48,262,155			$37,618,836

Liabilities
Interest-bearing deposits:
Checking with interest	$9,239,838	$1,369	0.06%	$7,361,758	$1,509	0.08%
Savings	3,070,619	314	0.04	2,636,583	528	0.08
Money market accounts	8,108,832	3,634	0.18	6,088,740	6,610	0.43
Time deposits	3,205,850	8,151	1.01	3,523,658	13,090	1.47
Total interest-bearing deposits	23,625,139	13,468	0.23	19,610,739	21,737	0.44
Securities sold under customer repurchase agreements	710,237	395	0.22	533,371	542	0.40
Other short-term borrowings	—	—	—	23,236	203	3.50
Long-term borrowings	1,256,331	6,812	2.15	384,047	3,411	3.51
Total interest-bearing liabilities	25,591,707	20,675	0.32	20,551,393	25,893	0.50
Noninterest-bearing deposits	18,280,705			13,036,525
Other liabilities	370,668			450,683
Shareholders’ equity	4,019,075			3,580,235
Total liabilities and shareholders’ equity	$48,262,155			$37,618,836
Interest rate spread			2.92%			3.56%

Net interest income and net yield on interest-earning assets		$354,256	3.06%		$337,322	3.77%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the three months ended September 30, 2020 and 2019. The taxable-equivalent adjustment was $597 thousand and $897 thousand for the three months ended September 30, 2020 and 2019, respectively.

Table 4
CONSOLIDATED YEAR-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Nine months ended September 30
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$31,148,683	$989,708	4.20%	$26,368,922	$910,993	4.58%
Investment securities:
U.S. Treasury	401,666	2,853	0.95	1,062,901	18,529	2.33
Government agency	655,097	6,883	1.40	434,097	10,084	3.10
Mortgage-backed securities	7,224,224	87,475	1.61	5,075,959	84,855	2.23
Corporate bonds	332,029	12,692	5.10	147,579	5,780	5.22
Other investments	161,824	3,653	3.02	130,812	1,552	1.59
Total investment securities	8,774,840	113,556	1.73	6,851,348	120,800	2.35
Overnight investments	2,228,338	5,828	0.35	1,253,544	20,820	2.22
Total interest-earning assets	42,151,861	1,109,092	3.48	34,473,814	1,052,613	4.05
Cash and due from banks	351,334			277,736
Premises and equipment	1,258,147			1,214,960
Allowance for credit losses	(206,737)			(227,081)
Other real estate owned	53,871			46,488
Other assets	1,225,569			984,274
Total assets	$44,834,045			$36,770,191

Liabilities
Interest-bearing deposits:
Checking with interest	$8,665,758	$4,380	0.07%	$7,467,762	$4,457	0.08%
Savings	2,837,867	911	0.04	2,606,781	1,260	0.06
Money market accounts	7,583,359	19,262	0.34	5,950,591	16,249	0.37
Time deposits	3,454,438	31,025	1.20	3,248,768	31,854	1.31
Total interest-bearing deposits	22,541,422	55,578	0.33	19,273,902	53,820	0.37
Securities sold under customer repurchase agreements	614,920	1,236	0.27	542,618	1,516	0.37
Other short-term borrowings	67,522	1,052	2.05	21,335	481	2.99
Long-term borrowings	1,164,475	19,831	2.24	366,850	9,900	3.56
Total interest-bearing liabilities	24,388,339	77,697	0.42	20,204,705	65,717	0.43
Noninterest-bearing deposits	16,071,414			12,582,869
Other liabilities	477,647			437,199
Shareholders’ equity	3,896,645			3,545,418
Total liabilities and shareholders’ equity	$44,834,045			$36,770,191
Interest rate spread			3.06%			3.62%

Net interest income and net yield on interest-earning assets		$1,031,395	3.23%		$986,896	3.80%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as state income tax rate of 3.4%, for both the nine months ended September 30, 2020 and September 30, 2019. The taxable-equivalent adjustment was $1.9 million and $2.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Table 4
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$70,257	$(48,944)	$21,313	$166,172	$(87,457)	$78,715
Investment securities:
U.S. Treasury	(889)	(3,876)	(4,765)	(11,531)	(4,145)	(15,676)
Government agency	(309)	(3,098)	(3,407)	5,134	(8,335)	(3,201)
Mortgage-backed securities	16,028	(15,683)	345	38,131	(35,511)	2,620
Corporate bonds	4,334	187	4,521	7,224	(312)	6,912
Other investments	(164)	267	103	362	1,739	2,101
Total investment securities	19,000	(22,203)	(3,203)	39,320	(46,564)	(7,244)
Overnight investments	8,544	(14,938)	(6,394)	16,203	(31,195)	(14,992)
Total interest-earning assets	$97,801	$(86,085)	$11,716	$221,695	$(165,216)	$56,479
Liabilities
Interest-bearing deposits:
Checking with interest	$380	$(520)	$(140)	$704	$(781)	$(77)
Savings	85	(299)	(214)	110	(459)	(349)
Money market accounts	2,169	(5,145)	(2,976)	4,407	(1,394)	3,013
Time deposits	(1,213)	(3,726)	(4,939)	1,934	(2,763)	(829)
Total interest-bearing deposits	1,421	(9,690)	(8,269)	7,155	(5,397)	1,758
Securities sold under customer repurchase agreements	178	(325)	(147)	199	(479)	(280)
Other short-term borrowings	(203)	—	(203)	681	(110)	571
Long-term borrowings	7,717	(4,316)	3,401	14,003	(4,072)	9,931
Total interest-bearing liabilities	9,113	(14,331)	(5,218)	22,038	(10,058)	11,980
Change in net interest income	$88,688	$(71,754)	$16,934	$199,657	$(155,158)	$44,499
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
Third Quarter 2020 compared to Third Quarter 2019
The taxable-equivalent net interest income for the third quarter of 2020 totaled $354.3 million, an increase of $16.9 million, or 5.0%, compared to the third quarter of 2019. The increase in net interest income was primarily due to an increase of $21.3 million in interest earned on loans due to loan growth and lower interest expense on deposits of $8.3 million, partially offset by a decrease in interest earned on overnight investments of $6.4 million. Interest and fee income related to SBA-PPP loans totaled $29.8 million in the third quarter of 2020.
The taxable-equivalent NIM was 3.06% in the third quarter of 2020, a decrease of 71 basis points from the same quarter in the prior year. The primary drivers of the margin decline were lower yields on interest-earning assets, partially offset by a decline in the rates paid on interest-bearing deposits, largely in time deposits and money market accounts, and borrowings.
Average interest-earning assets increased by $10.32 billion to $45.62 billion, compared to the third quarter of 2019. The primary drivers for this change were higher average loan balances, which increased $5.72 billion, due to contributions from loans originated under the SBA-PPP as well as recent acquisitions and organic loan growth, higher average investment securities of $2.97 billion and higher average overnight investments of $1.63 billion. The yield on interest-earning assets decreased by 82 basis points to 3.24% when compared to the third quarter of 2019. The yield on loans and leases decreased to 4.06%, or by 55 basis points, primarily due to lower yields on commercial and home equity loans as a result of downward rate resets on variable rate loans and lower rates on originations. The yield on overnight investments and investment securities decreased by 199 basis points and 82 basis points, respectively. The yield decrease on overnight investments was primarily due to a lower federal funds rate, while lower yields on investment securities were primarily due to yield declines in government agency and mortgage-backed securities.
Average interest-bearing liabilities increased by $5.04 billion to $25.59 billion, compared to the third quarter of 2019. This increase was primarily due to an increase in average interest-bearing deposit balances of $4.01 billion driven by contributions from organic deposit growth including SBA-PPP deposits, and recent acquisitions, as well as an increase in average long-term borrowings of $872.3 million.

Rates on interest-bearing liabilities decreased by 18 basis points to 0.32%, primarily due to decreased rates paid on borrowings and time deposits, checking with interest deposits, and money market accounts.
Nine Months of 2020 compared to Nine Months of 2019
The taxable-equivalent net interest income for the nine months ended September 30, 2020, was $1.03 billion, an increase of $44.5 million, or 4.5%, compared to the same period of 2019. The increase in net interest income was primarily due to an increase of $78.7 million in interest earned on loans primarily due to loan growth, partially offset by a decrease in interest earned on overnight investments of $15.0 million as well as an increase in total interest expense of $12.0 million. Interest and fee income related to SBA-PPP loans totaled $47.9 million in the first nine months of 2020.
The taxable-equivalent NIM was 3.23% for the nine months ended September 30, 2020, a decrease of 57 basis points from the same period of 2019. The primary drivers of the margin decline were lower yields on interest-earning assets coupled with increased borrowings, partially offset by a decline in the rates paid on interest-bearing deposits, largely in time deposits and money market accounts.
Average year-to-date interest-earning assets for the nine months ended September 30, 2020, increased by $7.68 billion to $42.15 billion, compared to the same period in 2019. This increase was primarily due to a $4.78 billion increase in average outstanding loans due the impact of growth from SBA-PPP loans, as well as recent acquisitions and organic loan growth. This increase was coupled with increases in average investment securities of $1.92 billion, primarily consisting of mortgage-backed securities, and average overnight investments of $974.8 million. The yield on interest-earning assets decreased by 57 basis points to 3.48% for the nine months ended September 30, 2020, compared to the same period in 2019. The yield on loans and leases decreased by 38 basis points primarily due to decreases in yields on commercial and residential loans. The yield on overnight investments and the investment securities portfolio decreased by 187 basis points and 62 basis points, respectively. The lower federal funds rate was the primary driver for the yield decrease on overnight investments, while the accelerated prepayments on mortgage-backed securities with reinvestment at lower yields were the primary drivers of the investment securities yield decline.
Average year-to-date interest-bearing liabilities for the nine months ended September 30, 2020 increased by $4.18 billion to $24.39 billion, compared to the same period in 2019. This increase was primarily due to a $3.27 billion increase in average interest-bearing deposit balances driven by SBA-PPP related deposits, as well as recent acquisitions and organic growth. The rate paid on interest-bearing deposits decreased by 4 basis points due primarily to decreased rates on time deposits, checking with interest deposits and money market accounts. The rate paid on interest-bearing liabilities decreased by 1 basis points to 0.42% for the nine months ended September 30, 2020 compared to same period in 2019.
Provision for Credit Losses
BancShares recorded net provision expense of $4.0 million for the three months ended September 30, 2020 compared to $6.8 million for the same period in 2019. This was due to stabilization in the macroeconomic forecasts, limited movement in credit quality metrics and continued low net charge-offs. For the nine months ended September 30, 2020, BancShares recorded a net provision expense of $52.9 million, compared to $23.7 million for same period in 2019. This increase was primarily COVID-19 related reserve build of $36.1 million as loss estimates consider the potential impact of slower economic activity and elevated unemployment, as well as potential mitigants due to government stimulus and loan accommodations.
Noninterest Income
Table 6
NONINTEREST INCOME

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$20,841	$27,112	$64,776	$77,967
Wealth management services	26,369	25,212	75,152	74,786
Cardholder services, net	19,756	15,957	55,503	51,069
Other service charges and fees	7,892	8,237	22,829	23,823
Merchant services, net	6,763	6,034	18,014	18,324
Mortgage income	13,106	7,438	28,141	16,134
Insurance commissions	3,576	2,960	10,453	9,105
ATM income	1,537	1,635	4,354	4,771
Marketable equity securities (losses) gains, net	(2,701)	(967)	10,461	13,505
Realized gains on investment securities available for sale, net	21,425	1,136	54,972	6,855
Other	2,008	6,176	5,330	15,129
Total noninterest income	$120,572	$100,930	$349,985	$311,468

Noninterest income is an essential component of our total revenue and is critical to our profitability level. The primary sources of noninterest income consist of fees and service charges generated from deposit accounts, cardholder and merchant services, wealth management services, and mortgage lending and servicing.
Noninterest income for the third quarter of 2020 was $120.6 million, compared to $100.9 million for the same period of 2019, an increase of $19.6 million, or 19.5%. The most significant components of the change were as follows:
•Gains on sales of investment securities available for sale increased by $20.3 million.
•Mortgage income increased by $5.7 million primarily due to origination volume brought about by lower mortgage rates.
•Cardholder services income increased by $3.8 million primarily due to a decline in credit card reward redemptions driven by COVID-19, as well as an increase in transaction volume particularly by business customers.
•Service charges on deposit accounts declined by $6.3 million primarily due to decreased customer activity and fees waived to aid our customers during the COVID-19 pandemic.

Noninterest income was $350.0 million for the first nine months of 2020, compared to $311.5 million for the same period of 2019, an increase of $38.5 million, or 12.4%. The most significant components of the change were as follows:
•Gains on sales of investment securities available for sale increased by $48.1 million.
•Mortgage income increased by $12.0 million primarily due to origination volume brought about by lower mortgage rates. The production-related income was partially offset by mortgage servicing rights impairment of $4.3 million recorded due to declining mortgage rates.
•Cardholder services income increased $4.4 million primarily due to a decline in credit card reward redemptions driven by COVID-19, as well as an increase in transaction volume particularly by business customers.
•Service charges on deposit accounts declined by $13.2 million primarily due to decreased customer activity and fees waived to aid our customers during the COVID-19 pandemic.
•Other noninterest income decreased $9.8 million primarily due to acquired recoveries on PCD loans, formerly reported in noninterest income, now being recorded as a component of the allowance for credit losses.
Noninterest Expense
Table 7
NONINTEREST EXPENSE

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Salaries and wages	$147,297	$137,841	$439,185	$406,788
Employee benefits	31,788	28,358	100,663	91,090
Occupancy expense	27,990	28,163	85,026	82,810
Equipment expense	29,430	28,770	86,054	83,999
Processing fees paid to third parties	11,927	7,250	32,485	20,980
FDIC insurance expense	2,167	2,440	9,364	7,857
Collection and foreclosure-related expenses	2,168	3,044	10,171	9,725
Merger-related expenses	3,507	3,892	12,108	9,695
Telecommunications expense	3,197	2,391	8,985	6,825
Consultant expense	2,936	2,764	9,223	9,284
Advertising expense	2,396	2,937	7,045	8,431
Core deposit intangible amortization	3,468	4,049	10,999	12,529
Other	23,391	18,526	72,004	61,466
Total noninterest expense	$291,662	$270,425	$883,312	$811,479

The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $291.7 million during the third quarter of 2020, compared to $270.4 million for the same period in 2019, an increase of $21.2 million, or 7.9%. The most significant components of the change were as follows:
•Personnel expense increased $12.9 million primarily due to an increase in salaries and wages as a result of merit increases and additional headcount from recent acquisitions.
•Other noninterest expense increased $4.9 million primarily due to higher write-downs on OREO properties and increased pension costs due to a lower discount rate.
•Processing fees paid to third parties increased $4.7 million primarily due to the expansion of digital banking offerings as well as processing fees related to recent acquisitions.
Noninterest expense was $883.3 million for the first nine months of 2020, compared to $811.5 million for the same period in 2019, an increase of $71.8 million, or 8.9%. The most significant components of the change were as follows:
•Personnel expense increased by $42.0 million primarily due to an increase in salaries and wages as a result of merit increases and additional headcount from recent acquisitions.
•Processing fees paid to third parties increased $11.5 million primarily due to the expansion of digital banking offerings as well as processing fees related to recent acquisitions.
•Other noninterest expense increased $10.5 million primarily due to higher provision related to unfunded loan commitments as a result of the potential economic impact of COVID-19 and increased pension costs due to a lower discount rate.
•Merger-related expenses increased $2.4 million primarily due to costs related to Entegra.
•Occupancy expense increased $2.2 million primarily due to cleaning and sanitizing efforts in branches and corporate buildings to combat the spread of COVID-19.
•Telecommunications expense increased $2.2 million primarily due to equipment upgrades to increase network capacity to facilitate remote access as corporate employees continue to work from home.
Income Taxes
Income tax expense was $35.8 million and $35.4 million for the third quarter of 2020 and 2019, respectively, representing effective tax rates of 20.1% and 22.1% during the periods. Income tax expense was $89.5 million and $105.0 million for the nine months ended September 30, 2020 and 2019, respectively, representing effective tax rates of 20.2% and 22.8% during the periods.
The effective tax rates for the third quarter and first nine months of 2020 were favorably impacted by $3.5 million and $10.4 million, respectively, due to BancShares’ decision in the second quarter to utilize an allowable alternative for computing its 2020 federal income tax liability. Without this alternative, the effective tax rate would have been approximately 22.0% and 22.6% for the third quarter and first nine months of 2020, respectively. The allowable alternative provides BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax.
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
Interest-earning assets totaled $45.96 billion and $37.23 billion at September 30, 2020 and December 31, 2019, respectively. The $8.73 billion increase was primarily composed of a $3.96 billion increase in loans and leases, a $2.69 billion increase in investment securities and a $2.03 billion increase in overnight investments.

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
The carrying value of investment securities totaled $9.86 billion at September 30, 2020, an increase of $2.69 billion compared to December 31, 2019. The increase in the portfolio was primarily attributable to deposit growth outpacing loan growth for the period, resulting in investment securities purchases of $8.80 billion, partially offset by sales of $4.22 billion and maturities and paydowns of $2.04 billion.
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
Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes. As of September 30, 2020, investment securities available for sale had a net pre-tax unrealized gain of $135.2 million, compared to a net pre-tax unrealized gain of $7.5 million as of December 31, 2019. Management evaluated the available for sale securities in an unrealized loss position and concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no allowance for credit losses was needed at September 30, 2020.
BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit losses was needed at September 30, 2020.

Table 8
INVESTMENT SECURITIES

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Composition(1)	Cost	Fair value	Composition(1)	Cost	Fair value
Investment securities available for sale
U.S. Treasury	6.6%	$654,588	$654,762	5.7%	$409,397	$409,999
Government agency	6.6	659,260	654,941	9.5	684,085	682,772
Residential mortgage-backed securities	61.4	5,968,192	6,069,668	73.4	5,269,060	5,267,090
Commercial mortgage-backed securities	11.1	1,058,640	1,090,210	5.3	373,105	380,020
Corporate bonds	5.6	543,868	550,207	2.8	198,278	201,566
State, county and municipal	—	—	—	1.7	118,227	118,227
Total investment securities available for sale	91.3	8,884,548	9,019,788	98.4	7,052,152	7,059,674
Investment in marketable equity securities	0.9	100,408	93,074	1.2	59,262	82,333
Investment securities held to maturity
Residential mortgage-backed securities	6.4	614,489	627,394	—	—	—
Commercial mortgage-backed securities	1.3	130,987	131,602	—	—	—
Other	0.1	2,256	2,256	0.4	30,996	30,996
Total investment securities held to maturity	7.8	747,732	761,252	0.4	30,996	30,996
Total investment securities	100.0%	$9,732,688	$9,874,114	100.0%	$7,142,410	$7,173,003
(1) Calculated as a percent of the total fair value of investment securities.
Loans and Leases
Loans for held for sale were $120.3 million at September 30, 2020, a net increase of $52.4 million since December 31, 2019. The increase is primarily due to originations of $775.9 million driven by low interest rates, partially offset by sales of $743.5 million.
Loans and leases held for investment were $32.85 billion at September 30, 2020, a net increase of $3.96 billion, representing annualized growth of 18.3% since December 31, 2019. This increase was driven by a $4.03 billion net increase in the non-PCD portfolio offset by a $62.8 million net decrease in the PCD loan portfolio. The net increase in the non-PCD portfolio was due to $3.11 billion related to SBA-PPP loans as well as organic growth primarily in our commercial segments. The net decrease in PCD loans was primarily due to pay downs and pay-offs, partially offset by a $19.0 million increase from the adoption of ASC 326. Excluding 2020 loans related to SBA-PPP loans, total loans grew by 3.9% on an annualized basis.
BancShares reports non-PCD and PCD loan portfolios separately, and the non-PCD portfolio is further divided into commercial and consumer segments. Non-PCD loans and leases at September 30, 2020 were $32.35 billion compared to $28.32 billion at December 31, 2019, representing 98.5% and 98.1% of total loans, respectively. PCD loans at September 30, 2020 were $495.9 million, compared to $558.7 million of PCI loans at December 31, 2019, representing 1.5% and 1.9% of loans, respectively.
The discount related to acquired non-PCD loans and leases at September 30, 2020 and non-PCI loans and leases at December 31, 2019 was $23.0 million and $30.9 million, respectively. The discount related to PCD loans at September 30, 2020 and PCI loans at December 31, 2019 was $49.2 million and $88.2 million, respectively. The primary driver of the decrease in PCD discount is the adoption of ASC 326, which resulted in a reclassification of the credit portion of the loan discount to the ACL of $19.0 million.
During the three months ended September 30, 2020 and 2019, accretion income on purchased non-PCD loans and leases was $2.8 million and $3.6 million, respectively. During the three months ended September 30, 2020 and 2019, interest and accretion income on purchased PCD loans and leases was $15.0 million and $16.5 million, respectively.
During the nine months ended September 30, 2020 and 2019, accretion income on purchased non-PCD loans and leases was $7.8 million and $10.3 million, respectively. During the nine months ended September 30, 2020 and 2019, interest and accretion income on purchased PCD loans and leases was $48.0 million and $46.1 million, respectively.

Table 9
LOANS AND LEASES

(Dollars in thousands)	September 30, 2020
Commercial:
Construction and land development	$1,054,186
Owner occupied commercial mortgage	10,683,822
Non-owner occupied commercial mortgage	2,965,904
Commercial and industrial and leases	4,797,344
SBA-PPP	3,112,676
Total commercial loans	22,613,932
Consumer:
Residential mortgage	5,463,646
Revolving mortgage	2,145,506
Construction and land development	347,850
Consumer auto	1,234,196
Consumer other	544,136
Total consumer loans	9,735,334
Total non-PCD loans and leases	32,349,266
PCD loans	495,878
Total loans and leases	32,845,144
Less allowance for credit losses	(223,936)
Net loans and leases	$32,621,208

(Dollars in thousands)	December 31, 2019
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	28,322,780
PCI loans	558,716
Total loans and leases	28,881,496
Less allowance for loan and lease losses	(225,141)
Net loans and leases	$28,656,355

ALLOWANCE FOR CREDIT LOSSES (“ACL”)
The ACL was $223.9 million at September 30, 2020, representing a decrease of $1.2 million since December 31, 2019. The ACL as a percentage of total loans and leases was 0.68% at September 30, 2020, compared to 0.78% December 31, 2019. The ACL as a percentage of loans and leases excluding SBA-PPP loans, which have no recorded ACL, was 0.75% at September 30, 2020.
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
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended September 30, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $36.1 million reserve build due to the potential economic impact of COVID-19 and its estimated impact on credit losses. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. Assumptions revert to long term historic averages over a one year period. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our model results consider baseline, adverse and upside scenarios. To calculate the ACL, we utilized the baseline scenario, which includes improvements to the most significant assumptions and impact from government stimulus. This result was calibrated using management’s expectation of borrower performance based upon COVID-19 residual risk by industry and geography. These loss estimates were also influenced by BancShares strong credit quality, low net charge-offs and recent credit trends, which remained stable through the quarter ended September 30, 2020.
At September 30, 2020, the ACL allocated to non-PCD loans and leases was $198.8 million, or 0.61% of non-PCD loans and leases, compared to $217.6 million, or 0.77%, at December 31, 2019. The ACL as a percentage of non-PCD loans and leases excluding SBA-PPP loans was 0.68 at September 30, 2020. The decrease of 16 basis points since December 31, 2019 was primarily due to the adoption of ASC 326, partially offset by the forecasted potential economic impact of the COVID-19 pandemic on expected credit losses. The adoption of ASC 326 resulted in a decrease of 18 basis points, while the COVID-19 impact resulted in an increase of 11 basis points.
At September 30, 2020, the ACL for PCD loans totaled $25.1 million compared to $7.5 million at December 31, 2019. The increase was primarily due the adoption of ASC 326.
Net charge-offs for loans and leases were $2.6 million during the third quarter of 2020, compared to $6.5 million during the third quarter of 2019. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.03% and 0.10% for the third quarter of 2020 and 2019, respectively. The net charge-off ratio was 0.07% and 0.10% for the nine months ended September 30, 2020 and 2019, respectively. The ACL as of September 30, 2020, excluding SBA-PPP loans, covered approximately 9.4 times annualized year to date net charge-offs compared to 6.5 times at January 1, 2020 CECL adoption.

Table 10
ALLOWANCE FOR CREDIT LOSSES

	Three months ended September 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Allowance for credit losses:
Balance at July 1	$6,906	$22,489	$22,149	$24,633	$42,872	$26,640	$1,640	$8,898	$39,295	$26,928	$222,450
Provision (credits)	120	625	667	3,381	837	(958)	(54)	708	1,341	(2,625)	4,042
Charge-offs	—	(87)	—	(3,241)	(253)	(359)	—	(824)	(3,673)	(495)	(8,932)
Recoveries	264	65	10	1,999	275	336	23	401	1,684	1,319	6,376
Balance at September 30	$7,290	$23,092	$22,826	$26,772	$43,731	$25,659	$1,609	$9,183	$38,647	$25,127	$223,936

	Three months ended September 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer	PCI	Total
Balance at July 1	$31,944	$48,962	$2,342	$56,901	$2,183	$16,932	$21,121	$2,750	$35,105	$8,343	$226,583
Provision (credits)	208	(1,337)	(90)	4,714	54	1,024	(153)	148	3,674	(1,476)	6,766
Charge-offs	(116)	(1)	—	(3,047)	(42)	(313)	(534)	—	(5,594)	—	(9,647)
Recoveries	52	226	—	611	20	68	201	—	1,945	—	3,123
Balance at September 30	$32,088	$47,850	$2,252	$59,179	$2,215	$17,711	$20,635	$2,898	$35,130	$6,867	$226,825

	Nine months ended September 30, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Balance at December 31	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1	$2,152	$17,128	$11,562	$23,973	$35,350	$23,367	$1,418	$5,392	$40,338	$26,537	$187,217
Provision (credits)	4,876	6,011	11,165	10,802	9,339	2,557	209	5,708	7,253	(4,971)	52,949
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	(138)	(407)	(8)	(12,159)	(1,513)	(1,439)	(70)	(3,023)	(13,490)	(3,010)	(35,257)
Recoveries	400	360	107	4,156	555	1,174	52	1,106	4,546	5,378	17,834
Balance at September 30	$7,290	$23,092	$22,826	$26,772	$43,731	$25,659	$1,609	$9,183	$38,647	$25,127	$223,936

	Nine months ended September 30, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non - commercial	Consumer	PCI	Total
Balance at January 1	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Provision (credits)	(3,217)	4,748	(230)	10,138	(618)	2,903	(272)	548	11,991	(2,277)	23,714
Charge-offs	(188)	(851)	—	(8,327)	(73)	(957)	(1,990)	—	(18,017)	—	(30,403)
Recoveries	223	502	1	1,748	685	293	1,035	—	5,315	—	9,802
Balance at September 30	$32,088	$47,850	$2,252	$59,179	$2,215	$17,711	$20,635	$2,898	$35,130	$6,867	$226,825
The reserve for unfunded loan commitments was $14.0 million and $1.1 million at September 30, 2020 and December 31, 2019, respectively. The increase was primarily due to increases in the scope of off-balance sheet exposures considered due to the provisions of ASC 326.

Table 11
ALLOWANCE FOR CREDIT LOSSES RATIOS

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Average loans and leases:
PCD	$512,559	$530,390	$529,819	$551,065
Non-PCD	32,065,084	26,379,156	30,525,411	25,762,098
Loans and leases at period-end:
PCD	495,878	513,589	495,878	513,589
Non-PCD	32,349,266	26,682,922	32,349,266	26,682,922
Allowance for credit losses allocated to:
PCD	25,127	6,867	25,127	6,867
Non-PCD	198,809	219,958	198,809	219,958
Total	$223,936	$226,825	$223,936	$226,825
Net charge-offs (recoveries) to average loans and leases:
PCD	(0.64)%	—%	(0.60)%	—%
Non-PCD	0.04	0.10	0.09	0.11
Total	0.03	0.10	0.07	0.10
Allowance for credit losses to total loans and leases(1):
PCD	5.07	1.34	5.07	1.34
Non-PCD	0.61	0.82	0.61	0.82
Total	0.68	0.83	0.68	0.83
(1) Loans originated in relation to the SBA-PPP ($3.11 billion as of September 30, 2020) do not have a recorded ACL. As of September 30, 2020, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans is 0.68% while the ratio of ACL to total loans excluding SBA-PPP loans is 0.75%.

NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (“OREO”). At September 30, 2020, BancShares’ nonperforming assets totaled $239.2 million, an increase of $71.0 million since December 31, 2019.
Nonaccrual loans and leases at September 30, 2020 were $186.5 million, reflecting an increase of $64.8 million since December 31, 2019. Nonaccrual loans and leases as a percentage of total loans and leases was 0.57% and 0.42% at September 30, 2020 and December 31, 2019, respectively. Contributing to this increase was the dissolution of PCI loan pools under the adoption of ASC 326 as those nonaccrual loans within performing PCI pools were previously excluded from reporting. As of September 30, 2020, there were $27.5 million of nonaccrual loans that had been released from performing PCI pools. The remaining increase in nonaccrual loans was primarily due to increases within our acquired loan portfolios. The credit quality of the portfolio remains in line with our risk tolerances and management is actively monitoring any potential increases in portfolio risk due to COVID-19. At September 30, 2020, OREO totaled $52.8 million, representing an increase of $6.2 million since December 31, 2019 due primarily to additions of OREO through acquisitions of $9.3 million. Nonperforming assets as a percentage of total loans was 0.73% as of September 30, 2020 compared to 0.58% as of December 31, 2019. The additional PCI nonaccrual loans and acquired OREO resulted in an increase of 11 basis points to the nonperforming assets ratio at September 30, 2020.
Table 12
NONPERFORMING ASSETS

	2020			2019
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCD	$130,927	$135,280	$121,337	$114,946	$108,816
PCD	55,527	62,511	53,234	6,743	829
Other real estate owned	52,789	53,850	55,707	46,591	46,253
Total nonperforming assets	$239,243	$251,641	$230,278	$168,280	$155,898

Accruing loans and leases 90 days or more past due
Non-PCD	$3,587	$3,644	$2,933	$3,291	$4,247
PCD	—	152	37	24,257	23,287

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.73%	0.77%	0.79%	0.58%	0.57%
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
The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify accounting and reporting expectations for loan modifications in determining TDR designation for borrowers experiencing COVID-19-related financial difficulty. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19, and in most cases, is not recording these as TDRs.

Table 13
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	September 30, 2020	December 31, 2019
Accruing TDRs:
Non-PCD	$141,978	$111,676
PCD	16,801	17,074
Total accruing TDRs	158,779	128,750
Nonaccruing TDRs:
Non-PCD	41,577	42,331
PCD	6,774	111
Total nonaccruing TDRs	48,351	42,442
All TDRs:
Non-PCD	183,555	154,007
PCD	23,575	17,185
Total TDRs	$207,130	$171,192
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $25.96 billion at September 30, 2020, compared to $22.83 billion at December 31, 2019. The $3.13 billion increase was due to an increase in interest-bearing deposits of $2.51 billion and an increase in total borrowings of $619.0 million.
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
At September 30, 2020, total deposits were $42.25 billion, an increase of $7.82 billion, representing annualized growth of 30.3% since December 31, 2019. Excluding SBA-PPP deposits of $1.30 billion, total deposits increased $6.52 billion, or by 25.3% annualized, over the same time period. This organic growth primarily occurred in demand and money market accounts, partially offset by a decline in time deposits.
Table 14
DEPOSITS

(Dollars in thousands)	September 30, 2020	December 31, 2019
Demand	$18,234,561	$12,926,796
Checking with interest	9,355,731	8,284,302
Money market	8,371,891	6,817,752
Savings	3,148,114	2,564,777
Time	3,140,309	3,837,609
Total deposits	$42,250,606	$34,431,236
Borrowings
At September 30, 2020, total borrowings were $1.95 billion compared to $1.33 billion at December 31, 2019. The $619.0 million increase was primarily due to a subordinated debt issuance that resulted in $341.0 million outstanding, an increase in securities sold under customer repurchase agreements of $250.9 million, and an increase in FHLB borrowings of $83.0 million, partially offset by a decrease in other borrowings of $55.9 million.

Table 15
BORROWINGS

(Dollars in thousands)	September 30, 2020	December 31, 2019
Securities sold under customer repurchase agreements	$693,889	$442,956
Federal Home Loan Bank borrowings	655,179	572,185
Subordinated debt
SCB Capital Trust I	9,769	9,739
FCB/SC Capital Trust II	17,631	17,532
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	14,433	14,433
Other subordinated debt	374,403	33,563
Total subordinated debt	504,381	163,412
Other borrowings	92,456	148,318
Total borrowings	$1,945,905	$1,326,871
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
The capital raise provided liquidity for general corporate purposes, which may include, but is not limited to, providing capital to support our growth organically or through strategic acquisitions, financing investments and capital expenditures, for funding investments in FCB as regulatory capital, and redeeming or repurchasing our common stock.
The table below shows Class A common stock repurchase activity for the three and nine months ended September 30, 2020 and 2019. All Class A common stock repurchases completed in 2020 and 2019 were consummated under previously approved authorizations. There were no repurchases of Class B common stock or the preferred stock during the three and nine months ended September 30, 2020.
Table 16
CLASS A COMMON STOCK REPURCHASE ACTIVITY

	Three months ended September 30		Nine months ended September 30
($ in thousands, expect per share data)	2020	2019	2020	2019
Number of shares repurchased	117,700	295,900	813,090	744,400
Total cost	$47,060	$135,373	$333,756	$325,882
Average price per share	$399.82	$457.50	$410.48	$437.84
Upon expiration of most recent authorization on July 31, 2020, share repurchase activity has ended and will be reevaluated in subsequent periods.
The table below shows activities that caused the change in outstanding Class A common stock over the past five quarters.
Table 17
CHANGES IN SHARES OF CLASS A COMMON STOCK OUTSTANDING

	2020			2019
	Third	Second	First	Fourth	Third
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Class A shares outstanding at beginning of period	8,929	9,275	9,624	9,879	10,175
Share repurchases	(118)	(346)	(349)	(255)	(296)
Class A shares outstanding at end of period	8,811	8,929	9,275	9,624	9,879

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
Table 18
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	September 30, 2020		December 31, 2019
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$3,724,199	11.48%	$3,344,305	10.86%
Common equity Tier 1	6.50	3,384,262	10.43	3,344,305	10.86
Total risk-based capital	10.00	4,445,806	13.70	3,731,501	12.12
Tier 1 leverage ratio(1)	5.00	3,384,262	7.80	3,344,305	8.81

FCB
Risk-based capital ratios
Tier 1 risk-based capital	8.00%	$4,165,911	12.83%	$3,554,974	11.54%
Common equity Tier 1	6.50	4,165,911	12.83	3,554,974	11.54
Total risk-based capital	10.00	4,433,018	13.66	3,837,670	12.46
Tier 1 leverage ratio(2)	5.00	4,165,911	8.73	3,554,974	9.38
(1)The SBA-PPP program added $3.11 billion in outstanding loan balances and consequently decreased BancShares’ Tier 1 leverage ratio by 63 bps; BancShares’ Tier 1 leverage ratio would be estimated at 8.43% at September 30, 2020 without the impact the SBA PPP program.
(2) The SBA-PPP program added $3.11 billion in outstanding loan balances and consequently decreased FCB’s Tier 1 leverage ratio by 71 bps; FCB’s Tier 1 leverage ratio would be estimated at 9.44% at September 30, 2020 without the impact the SBA PPP program.

As of September 30, 2020, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
BancShares and FCB had capital conservation buffers of 5.48% and 5.66%, respectively, at September 30, 2020, which exceeded the 2.50% requirement and, therefore, result in no limit on distributions.
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
We are actively monitoring our loan portfolio for areas of increased risk as a result of COVID-19. As of September 30, 2020, COVID-19 related loan extensions decreased to approximately $466.6 million in outstanding loan balances, representing approximately $13.4 million in payment deferrals. Through September 30, 2020, over 94% of all COVID-19 related loan extensions have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio. We have not seen significant declines in overall credit quality, though the impact of the SBA-PPP and payment extensions could be delaying signs of credit deterioration.
Additionally, we are participating in the SBA-PPP program, which provided much needed funds to our existing small business customers, and we continue to assess both the credit and operational risks this program presents. BancShares originated approximately 23,000 SBA-PPP loans with an outstanding balance of $3.11 billion at September 30, 2020.
Our ACL estimate for the quarter ended September 30, 2020 included extensive reviews of the changes in credit risk associated with the loan portfolio and uncertainties around economic forecasts and the overall economic impact of COVID-19. Expected loss estimates within each portfolio considered the potential impact of slower economic activity with elevated unemployment, as well as potential mitigating impact from the government stimulus and loan modification programs. These loss estimates additionally considered BancShares industry and geography risk, historically strong credit quality and actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen significant deterioration from COVID-19 as of September 30, 2020.
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
Table 19 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of September 30, 2020 and December 31, 2019.
Table 19
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage (decrease) increase in net interest income
Change in interest rate (basis points)	September 30, 2020	December 31, 2019
-100	(3.44)%	(8.00)%
+100	8.37	1.30
+200	13.19	0.01
The increased asset sensitivity in net interest income sensitivity metrics as of September 30, 2020 compared to December 31, 2019 continues to be affected by the substantial influx of non-maturity deposits that began in the second quarter of 2020 and continued through the third quarter of 2020.
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
Table 20 table presents the EVE profile as of September 30, 2020 and December 31, 2019.
Table 20
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage (decrease) increase in EVE
Change in interest rate (basis points)	September 30, 2020	December 31, 2019
-100	(23.93)%	(8.25)%
+100	12.97	(0.03)
+200	16.73	(4.80)
The economic value of equity metrics at September 30, 2020 compared to December 31, 2019 were primarily affected by continued growth in non-maturity deposits of nearly $1.0 billion during the third quarter of 2020 on top of the $6.5 billion increase during the second quarter of 2020. During the third quarter, we implemented assumption changes as a result of an updated core deposit study. We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to hedge our overall balance sheet interest rate sensitivity and risk.
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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our branch-generated retail deposit portfolio due to the generally stable balances and low cost. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $8.51 billion at September 30, 2020 compared to $3.57 billion at December 31, 2019. Another source of available funds was advances from the FHLB of Atlanta and Chicago. Outstanding FHLB advances were $655.2 million as of September 30, 2020, and we had sufficient collateral pledged to secure $7.54 billion of additional borrowings from the FHLB of Atlanta. Also, at September 30, 2020, $3.97 billion in non-PCD loans with a lendable collateral value of $3.21 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other credit lines, which had $625.0 million of available capacity at September 30, 2020.
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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, risks, uncertainties and other factors relating to our announced merger with CIT through a series of merger transactions, including the ability to obtain regulatory approvals and meet other closing conditions to the Transaction, such as approval by our shareholders of the issuance of the shares of our common stock to be issued in the First-Step Merger and approval of the Merger Agreement by CIT’s shareholders, and delay in closing the Transaction, as well as risks, uncertainties and other factors relating to the impact of COVID-19 on our business and the economy, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of our prior acquisitions, the risks discussed in Part II, Item 1A. Risk Factors and other developments or changes in our business that we do not expect. Actual results may differ materially from those expressed in or implied by any forward-looking statements.
Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2020, BancShares’ market risk profile has changed since December 31, 2019 as discussed in the Form 10-K as a result of the outbreak of COVID-19 during 2020. See section Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
Except as noted above, no changes in BancShares’ internal control over financial reporting occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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
In response to the national public health crisis, Federal, State and Local governments continue to impose an array of restrictions on the way all businesses conduct their operations and on our customers, business partners, vendors and employees. These restrictions, along with other economic factors including inflation risks, oil price volatility, and changes in interest rates have and may continue to destabilize financial markets and negatively impact our customers’ business activities and operations, making it difficult for them to satisfy existing debt obligations. They also have led to elevated unemployment and slower consumer spending which in turn will increase our collection risk as deteriorating economic conditions correlate with lower credit quality metrics and higher customer defaults on loans. Economic pressures and uncertainty has and may continue to change consumer and business behaviors, which, in the short and long term, could affect borrowers’ creditworthiness and the demand for loans and other products and services we offer. BancShares is actively monitoring the loan portfolio to identify changes in credit risk within a specific geography, loan class, or within a particular industry concentration. Therefore, provision expense could increase as we incorporate these changes into our estimate on the allowance for credit losses.
Additionally, our operations have experienced disruptions as we operate in a remote working environment for most corporate employees and we have adjusted branch operations and corporate processes. With continued uncertainty around outbreak severity within impacted areas, there may be increased absenteeism, and lost productivity as a result of the remote workforce. We may see an increased incidence of cybersecurity threats or fraud as cyber-criminals look to profit from the disruption and potential strain on information technology and the fear of the general public. There may be disruption in critical third party services as they adjust to the new operating environment. BancShares has a comprehensive business continuity and data security plan in place but may not be able to mitigate all of the issues identified above.
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
Transaction with CIT
As a result of us entering into the Merger Agreement, certain new risk factors have been identified. These risks and the other risks associated with the Transaction will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that we will file with the Securities and Exchange Commission in connection with the Transaction.
Merger-Related Risk
The consummation of the Transaction is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of our or CIT's control and that we and CIT may be unable to satisfy or obtain or which may delay the consummation of the Transaction or result in the imposition of conditions that could reduce the anticipated benefits from the Transaction or cause the parties to abandon the Transaction.
Consummation of the Transaction is contingent upon the satisfaction of a number of conditions, some of which are beyond our and CIT's control, including, among others:
•approval of the Merger Agreement by CIT’s shareholders and the approval by our shareholders of the issuance of the shares of our common stock to be issued in First-Step Merger;
•authorization for listing on Nasdaq of the shares of our capital stock to be issued in the First-Step Merger, subject to official notice of issuance;
•the receipt of required domestic and foreign regulatory approvals, including, among others, the approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the North Carolina Commissioner of Banks;
•effectiveness of the registration statement on Form S-4 for our common stock to be issued in the First-Step Merger; and
•the absence of any order, injunction, decree or other legal restraint preventing the completion of the Mergers or making the completion of the Transaction illegal.
Each party's obligation to complete the Transaction is also subject to certain additional customary conditions, including, among others:
•subject to certain exceptions, the accuracy of the representations and warranties of the other party;
•performance in all material respects by the other party of its obligations under the Merger Agreement; and
•receipt by each party of an opinion from its counsel to the effect that the Mergers will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.
These conditions to the closing of the Transaction may not be fulfilled in a timely manner or at all, and, accordingly, the Transaction may be delayed substantially or may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of the requisite approvals by our or CIT's shareholders, or we or CIT may elect to terminate the Merger Agreement in certain other circumstances.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on our conduct after the closing of the Transaction. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Transaction or of imposing additional costs or limitations on us following the Transaction, any of which may have an adverse effect on us following the Transaction.

We and CIT may also be subject to lawsuits challenging the Transaction, and adverse rulings in these lawsuits may delay or prevent the Transaction from being completed or require us or CIT to incur significant costs to defend or settle these lawsuits. Any delay in completing the Transaction could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Transaction is successfully completed within its expected time frame.
We may fail to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with CIT.
We and CIT have operated and, until the completion of the Transaction, will continue to operate, independently. The success of the Transaction, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate CIT’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the Transaction and the integration of CIT's operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company.
If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits of the Transaction in a timely manner or at all.
While the Transaction is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.
Uncertainty about the effect of the Transaction on employees, customers and other persons with whom we or CIT have a business relationship may have an adverse effect on our business, operations and stock price. Our existing customers or existing customers of CIT could decide to no longer do business with us, CIT or the combined company, reducing the anticipated benefits of the Transaction. We and CIT are also subject to certain restrictions on the conduct of our respective businesses while the Transaction is pending. As a result, certain other projects may be delayed or abandoned, and business decisions could be deferred. Employee retention at BancShares and CIT may be challenging before or after completion of the Transaction, as certain employees may experience uncertainty about their future roles with the combined company, and these retention challenges may require us to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, CIT or the combined company, the benefits of the Transaction could be materially diminished.
We expect to incur substantial expenses related to the Transaction and the integration with CIT.
We and CIT will incur substantial expenses in connection with the Transaction and integration. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of any charges to earnings as a result of Transaction or integration expenses are uncertain at present.
Our future results will suffer if we do not effectively manage our expanded operations following the Transaction.
Following the Transaction, the size and geographic and operational scope of our business will increase significantly beyond its current size and scope. Our future success depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in this regard or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning BancShares’ repurchases of outstanding common stock during the three month period ended September 30, 2020, is included in the following table:

Class A common stock	Total Number of Class A Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
Repurchases from July 1, 2020 to July 31, 2020	117,700	$399.82	117,700	148,000
The Board authorized the repurchase of up to 500,000 shares of Class A common stock for the period May 1, 2020 through July 31, 2020. The authorization was publicly announced on April 28, 2020.
Upon expiration of the share repurchase authorization on July 31, 2020, share repurchase activity ended and will be reevaluated in subsequent periods.
Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of October 15, 2020, by and among First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, FC Merger Subsidiary IX, Inc., and CIT Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated October 15, 2020)

10.1
Voting Agreement, dated as of October 15, by and among CIT Group Inc., Frank B. Holding, Jr., Hope H. Bryant, Peter M. Bristow, and Claire H. Bristow (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 15, 2020)

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

Date:	November 3, 2020		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer