Form 10-K
period 2020-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2021-02-24
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Commission File Number: 001-16715
____________________________________________________
FIRST CITIZENS BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)
_________________________________________________________________________________________________________________

Delaware	56-1528994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4300 Six Forks Road, Raleigh, North Carolina	27609
(Address of principle executive offices)	(Zip code)

(919) 716-7000
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Class B Common Stock, Par Value $1
(Title of class)
  _________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,346,993,887.
On February 22, 2021, there were 8,811,220 outstanding shares of the Registrant’s Class A Common Stock and 1,005,185 outstanding shares of the Registrant’s Class B Common Stock.
Portions of the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	8
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	21
	Item 3	Legal Proceedings	21
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
	Item 6	Selected Financial Data	24
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	50
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2020 and 2019	56
		Report of Independent Registered Public Accounting Firm	58
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	60
		Consolidated Balance Sheets at December 31, 2020 and 2019	62
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2020	63
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2020	64
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2020	65
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020	66
		Notes to Consolidated Financial Statements	67
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	123
		Management’s Annual Report on Internal Control over Financial Reporting	123
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	124
	Item 16	Form 10-K Summary	None
* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Corporate Governance —Service on other Public Company Boards’ and ‘-Code of Ethics;’ ‘Committees of our Boards—Audit Committee;’ ‘Executive Officers,’ and ‘Beneficial Ownership of Our Common Stock-Delinquent Section 16(a) Reports’ from the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Committees of our Board—Compensation Committee Report;’ and ‘—Effect of Risk Management on Compensation;’ ‘Compensation Discussion and Analysis;’ ‘Executive Compensation;’ and ‘Director Compensation’ of the 2021 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers,’ ‘—Existing Pledge Arrangements,’ and ‘—Principal Shareholders’ of the 2021 Proxy Statement. The Registrant currently does not have any compensation plans under which equity securities of the Registrant are authorized for issuance to employees or directors.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2021 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Proposal 3: Ratification of Appointment of Independent Accountants—Services and Fees During 2020 and 2019’ of the 2021 Proxy Statement.

Part I
Item 1. Business

General
First Citizens BancShares, Inc. (“we,” “us,” “our,” “BancShares”) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (“FCB,” or “the Bank”), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield in Smithfield, North Carolina, and later changed its name to First-Citizens Bank & Trust Company. BancShares has expanded through de novo branching and acquisitions and now operates in 19 states, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2020, BancShares had total consolidated assets of $49.96 billion.
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
The Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairman of BancShares, is Robert P. Holding’s granddaughter. Peter M. Bristow, President of BancShares, is the brother-in-law of Frank B. Holding, Jr. and Hope Holding Bryant.
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
BancShares’ subsidiaries deliver products and services to their customers through an extensive branch network as well as digital banking, telephone banking and various ATM networks. Services offered at most offices include the taking of deposits, the cashing of checks and providing for individual and commercial cash needs. Business customers may conduct banking transactions through the use of remote image technology.
Statistical information regarding our business activities is found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Combinations
BancShares pursues growth through strategic acquisitions to enhance organizational value, strengthen its presence in existing markets, as well as expand its footprint in new markets. In 2020, BancShares completed the acquisition of Community Financial Holding Company, Inc. In 2019, BancShares completed the acquisitions of Entegra Financial Corp., First South Bancorp, Inc., and Biscayne Bancshares, Inc.
On October 15, 2020, BancShares and CIT Group Inc., a Delaware corporation (“CIT”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among BancShares, FCB, FC Merger Subsidiary IX, Inc., a direct, wholly owned subsidiary of FCB (“Merger Sub”), and CIT, the parent company of CIT Bank, N.A., a national banking association (“CIT Bank”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CIT, with CIT as the surviving entity (the “First-Step Merger”), and as soon as reasonably practicable following the effective time of the First-Step Merger, CIT will merge with and into FCB, with FCB as the surviving entity (together with the First-Step Merger, the “Mergers”). The Merger Agreement further provides that immediately following the consummation of the Mergers, CIT Bank will merge with and into FCB, with FCB as the surviving bank (together with the Mergers, the “Transaction”). On February 9, 2021, BancShares and CIT each held a special meeting of shareholders where they received the necessary shareholder approvals for the consummation of the Transaction from their respective shareholders.

The Transaction will create a bank with over $100 billion in assets and combines management teams with extensive experience integrating acquired institutions. Additionally, the Transaction brings together complementary strengths with CIT’s national commercial lending franchise and our low-cost retail deposits and full suite of banking products. This also allows us to diversify our deposit strategy, combining our large branch network and CIT’s rapidly growing homeowner association business, direct bank and Southern California branches. The combined bank expects to be well-positioned to leverage its product portfolio and technology across the franchises and make additional investments in technology to enhance the customer experience and increase shareholder value.
Additional information relating to business combinations is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Business Combinations,” and Item 8. Notes to Consolidated Financial Statements, Note B, Business Combinations, in this Annual Report on Form 10-K.
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
FCB’s primary deposit markets are North Carolina and South Carolina, which represent approximately 50.8% and 22.6%, respectively, of total FCB deposits. FCB’s deposit market share in North Carolina and South Carolina was 4.2% and 9.1%, respectively, as of June 30, 2020, based on the Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report, which makes FCB the fourth largest bank in both North Carolina and South Carolina. The three banks larger than FCB based on deposits in North Carolina and South Carolina as of June 30, 2020 include Bank of America, Truist Bank and Wells Fargo. These banks collectively controlled 78.8% and 46.3% of North Carolina and South Carolina deposits, respectively as of June 30, 2020.
Geographic Locations and Human Capital
As of December 31, 2020, BancShares operated 542 branches in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, North Carolina, New Mexico, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, Wisconsin and West Virginia. Following the planned merger with CIT, we will add approximately 90 branches, primarily located in Southern California, to our branch network.
BancShares and its subsidiaries employ approximately 6,451 full-time staff and approximately 271 part-time staff for a total of 6,722 employees. Women and ethnically diverse associates make up approximately 68% and 27% of total employees, respectively, and our Executive Leadership Team includes two women.
Our ability to attract, retain and develop associates who align with our purpose is key to our success. BancShares’ human capital strategy is predicated on ensuring the organization has the right people with the right skills in the right places at the right time for the right cost to fulfill its mandate and strategic objectives. Our human resources team works to formalize the process of defining and deploying the mission-critical talent needed to align the Bank with the financial and strategic goals and objectives. Key human capital initiatives include scaling and developing talent, enhancing performance management and coaching, and accelerating inclusion, equity and diversity initiatives. The retention and integration of key CIT employees will be a significant initiative upon the expected completion of the merger. The Board monitors these initiatives and associated risks primarily through its Risk Committee.
To assist with these goals, we monitor and evaluate various metrics, specifically around attraction, retention and development of talent. Our annual voluntary turnover is relatively low compared to the industry. We believe this reflects our strong corporate culture, competitive compensation and benefit structures and commitment to career development.
Compensation and Benefits
We strive to provide robust compensation and benefits to our employees. In addition to salaries, compensation and benefit programs include a 401(k) plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and other employee assistance programs.

COVID-19 Pandemic
The health and wellness of our employees is also critical to our success. In an effort to keep our employees safe during the COVID-19 pandemic, we have implemented a number of new health-related measures, including protocols governing the use of face masks and hand sanitizer, a flexible work-from-home policy, enhanced cleaning procedures at our corporate and branch offices, social-distancing protocols and limitations on in-person meeting and other gatherings.
Regulatory Considerations
Various laws and regulations administered by regulatory agencies affect BancShares’ and its subsidiaries’ corporate practices, including the payment of dividends, the incurrence of debt, and the acquisition of financial institutions and other companies. They also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.
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
•Capital Planning and Stress Testing. The Dodd-Frank Act mandated stress tests be developed and performed to ensure financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. The EGRRCPA gave immediate relief from stress testing for applicable bank holding companies and therefore, BancShares is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated, through inter-agency guidance, the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. BancShares will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators through the use of internal, customized stress testing in order to support the business and its capital planning process, as well as prudent risk mitigation. In preparation for crossing the $100 billion threshold following the expected closing of the merger with CIT, BancShares is reviewing the applicable regulatory guidance in order to ensure all requirements are met in a timely manner.
•The Volcker Rule. The Volcker Rule was promulgated to implement provisions of the Dodd-Frank Act. It prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The EGRRCPA exempted many financial institutions with total consolidated assets of less than $10 billion from the Volcker Rule, but it continues to apply to BancShares and its subsidiaries. However, the Volcker Rule does not significantly impact our operations as we do not have any significant engagement in the businesses it prohibits.
•Ability-to-Repay and Qualified Mortgage Rule. Creditors are required to comply with mortgage reform provisions prohibiting the origination of any residential mortgages that do not meet rigorous Qualified Mortgage standards or Ability-to-Repay standards. All mortgage loans originated by FCB meet Ability-to-Repay standards and a substantial majority also meet Qualified Mortgage standards. The EGRRCPA impact on the original Ability-to-Repay and Qualified Mortgage standards is only applicable to banks with less than $10 billion in total consolidated assets.
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
Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Subsidiary Bank - FCB.” As of December 31, 2020, the total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 and Tier 1 leverage capital ratios of BancShares were 10.61%, 13.81%, 11.63% and 7.86%, respectively, and each capital ratio listed above exceeded the applicable minimum requirements as well as the well-capitalized standards. Subject to its capital requirements and certain other restrictions, BancShares is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to BancShares.
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
Capital Requirements. Bank regulatory agencies approved Basel III regulatory capital guidelines aimed at strengthening existing capital requirements through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares and FCB implemented the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule. The table below describes the minimum and well-capitalized requirements and conservation buffer.

	Basel III minimum requirement	Basel III conservation buffer	Basel III well-capitalized
Total risk-based capital ratio	8.00%	2.50%	10.00%
Tier 1 risk-based capital ratio	6.00	2.50	8.00
Common equity Tier 1	4.50	2.50	6.50
Tier 1 leverage ratio	4.00	N/A	5.00
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with ratios above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on FCB’s consolidated financial statements. As of December 31, 2020, FCB exceeded the applicable minimum requirements as well as the well-capitalized standards.
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
Available Information

BancShares does not have its own separate Internet website. However, FCB’s website (www.firstcitizens.com) includes a hyperlink to the Securities and Exchange Commission’s (“SEC”) website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information electronically filed by BancShares.
Item 1A. Risk Factors
We are subject to a number of risks and uncertainties that could have a material impact on our business, financial condition and results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities. We categorize risk into the following areas:
•Strategic Risk: The risk to earnings or capital arising from business decisions or improper implementation of those decisions.
•Operational Risk: The risk of loss resulting from inadequate or failed processes, people and systems or from external events.
•Credit Risk: The risk a borrower will fail to perform on an obligation.
•Market Risk: The risk to BancShares’ financial condition resulting from adverse movements in market rates or prices, including, but not limited to, interest rates, foreign exchange rates or equity prices.
•Liquidity Risk: The risk that BancShares will be unable to meet its obligations as they come due because of an inability to (i) liquidate assets or obtain adequate funding (referred to as “Funding Liquidity Risk”), or (ii) unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (“Market Liquidity Risk”).
•Capital Adequacy Risk: The risk that capital levels are inadequate to preserve the safety and soundness of BancShares, support ongoing business operations and strategies and provide support against unexpected or sudden changes in the business/economic environment.
•Compliance Risk: The risk of loss or reputational harm resulting from regulatory sanctions, fines, penalties or losses due to the failure to comply with laws, rules, regulations or other supervisory requirements applicable to a financial institution.
•Financial Reporting Risk: The risk that financial information is reported incorrectly, including incorrect or incomplete financial information, errors and omissions, or improper application of accounting standards.

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
Strategic Risks
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
Acquisitions of financial institutions, assets of financial institutions, or other operating entities involve operational risks and uncertainties, and acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, or difficulty retaining key employees and customers. Additionally, acquired companies may have product lines, regulatory requirements, or operational challenges with which we are not familiar, or for which we lack management experience to expertise. These, among other issues, could negatively affect our results of operations and financial condition.
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
Specifically, on October 15, 2020, BancShares and CIT, entered into the Merger Agreement by and among BancShares, FCB, Merger Sub, and CIT, the parent company of CIT Bank. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CIT, with CIT as the surviving entity, and as soon as reasonably practicable following the effective time of the First-Step Merger, CIT will merge with and into FCB, with FCB as the surviving entity. The Merger Agreement further provides that immediately following the consummation of the Mergers, CIT Bank will merge with and into FCB, with FCB as the surviving bank. On February 9, 2021, BancShares and CIT each held a special meeting of shareholders where they received the necessary shareholder approvals for the consummation of the Transaction from their respective shareholders. Subject to certain customary closing conditions, the Transaction is expected to close during the first half of 2021, and certain new risk factors have been identified as a result. These risks and the other risks associated with the Transaction have been more fully discussed in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on December 23, 2020 in connection with the Transaction.
The consummation of the Transaction is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside of our or CIT's control and that we and CIT may be unable to satisfy or obtain or which may delay the consummation of the Transaction or result in the imposition of conditions that could reduce the anticipated benefits from the Transaction or cause the parties to abandon the Transaction.
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
These conditions to the closing of the Transaction may not be fulfilled in a timely manner or at all, and, accordingly, the Transaction may be delayed substantially or may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, or we or CIT may elect to terminate the Merger Agreement in certain other circumstances.
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
We and CIT are subject to lawsuits challenging the Transaction, and adverse rulings in these lawsuits may delay or prevent the Transaction from being completed or require us or CIT to incur significant costs to defend or settle these lawsuits. Any delay in completing the Transaction could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Transaction is successfully completed within its expected time frame. We have not yet incurred significant expense related to litigation, but may as litigation proceeds.
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
Uncertainty about the effect of the Transaction on employees, customers and other persons with whom we or CIT have a business relationship may have an adverse effect on our business, operations and stock price. Our existing customers or existing customers of CIT could decide to no longer do business with us, CIT or the combined company, reducing the anticipated benefits of the Transaction. We and CIT are also subject to certain restrictions on the conduct of our respective businesses while the Transaction is pending. As a result, certain other projects may be delayed or abandoned, and business decisions could be deferred. Employee retention at BancShares and CIT may be challenging before or after completion of the Transaction, as certain employees may experience uncertainty about their future roles with the combined company, and these retention challenges may require us to incur additional expenses in order to retain or replace key employees. If key officers or employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, CIT or the combined company, the benefits of the Transaction could be materially diminished and we could encounter difficulties in replacing them and successfully managing new lines of business with which we do not have management experience or expertise.
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
Following the Transaction, the size and geographic and operational scope of our business will increase significantly beyond its current size and scope. The Transaction will more than double our asset size and will increase the breadth and complexity of our business with the addition of new business lines in which we have not previously engaged, and new geographic areas in which we currently have no operations and with which we lack familiarity. Our future success depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in this regard or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Transaction.
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
Certain provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent the removal of directors and other management. The provisions could also delay or make more difficult a tender offer, merger or proxy contest a shareholder might consider to be in their best interests. For example, our Certificate of Incorporation and/or Bylaws:
•allow the Board to issue and set the terms of preferred shares without further shareholder approval;
•limit who can call a special meeting of shareholders; and
•establish advance notice requirements for nominations for election to the Board and proposals of other business to be considered at annual meetings of shareholders.
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
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or agents.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or shareholder to us or our shareholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our choice of forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees or agents.
If a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.
We rely on dividends from FCB.
As a financial holding company, we are a separate legal entity from FCB. We derive most of our revenue and cash flow from dividends paid by FCB. These dividends are the primary source from which we pay dividends on our common stock and interest and principal on our debt obligations. State and federal laws impose restrictions on the dividends that FCB may pay to us. In the event FCB is unable to pay dividends to us for an extended period of time, we may not be able to service our debt obligations or pay dividends on our common stock, and the inability to receive dividends from FCB could have a material adverse effect on our business, financial condition and results of operations.
Our financial performance depends upon our ability to attract and retain clients for our products and services, which may be adversely impacted by weakened consumer and/or business confidence, and by any inability on our part to predict and satisfy customers’ needs and demands.
Our financial performance is subject to risks associated with the loss of client confidence and demand. A fragile or weakening economy, or ambiguity surrounding the economic future, may lessen the demand for our products and services. Our performance may also be negatively impacted if we fail to attract and retain customers because we are not able to successfully anticipate, develop and market products and services that satisfy market demands. Such events could impact our performance through fewer loans, reduced fee income and fewer deposits, each of which could result in reduced net income. The pandemic caused by a novel strain of coronavirus (“COVID-19”), while disruptive to our customers and the economy, has not led to a significant decline in our products and services to date, but it could if its impact on us and our customers continues or increases in the future.
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

The continued economic impacts of a COVID-19 outbreak could affect BancShares' business, financial condition and results of operations.
Beginning in early 2020, COVID-19 spread across most of the world, including the United States ( the “U.S.”). It has caused severe disruptions to the U.S. economy, regional quarantines, business shutdowns, high unemployment, disruptions to supply chains, and overall economic instability that has adversely impacted the operations, activities and business of BancShares and its customers. Effects have generally been felt across all industries, including financial services.
In response to the national public health crisis, Federal, State and Local governments continue to impose an array of restrictions on the way all businesses conduct their operations and on our customers, business partners, vendors and employees. These restrictions, along with other economic factors including inflation risks, oil price volatility, and changes in interest rates have and may continue to destabilize financial markets and negatively impact our customers’ business activities and operations, making it difficult for them to satisfy existing debt obligations. They also have led to elevated unemployment and slower consumer spending which in turn will increase our collection risk as deteriorating economic conditions correlate with lower credit quality metrics and higher customer defaults on loans. Economic pressures and uncertainty have and may continue to change consumer and business behaviors, which, in the short and long term, could affect borrowers’ creditworthiness and the demand for loans and other products and services we offer. BancShares is actively monitoring the loan portfolio to identify changes in credit risk within a specific geography, loan class, or within a particular industry concentration. Therefore, provision expense could increase as we incorporate these changes into our estimate on the allowance for credit losses.
Additionally, our operations have experienced disruptions as we operate in a remote working environment for most corporate employees and we have adjusted branch operations and corporate processes. With continued uncertainty around outbreak severity within impacted areas, there may be increased absenteeism, and lost productivity as a result of the remote workforce. We may see an increased incidence of cybersecurity threats or fraud as cyber-criminals look to profit from the disruption and potential strain on information technology and the fear of the general public. There may be disruption in critical third party services as they operate in the current environment. BancShares has a comprehensive business continuity and data security plan in place along with third party risk management, but may not be able to mitigate all of the issues identified above.
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
The effects of the COVID-19 pandemic will heighten specific risk factors and could impact substantially all risk factors described herein. Those effects will adversely affect our business operations and results at least until the outbreak has subsided, and the negative effects on the economy, our customers and our business and results likely will continue to be felt for some time afterwards. The full extent of the impact will depend on future developments that are highly uncertain including the duration and spread of the outbreak, its severity, governmental actions to contain the virus, and the long term economic impact, both globally, as well as in our banking markets, which includes a potential recession.
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
Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches, whether directed at us or third parties, there can be no assurance that we will not suffer such losses or other consequences in the future. Risks are also heightened as a result of the increased remote workforce in response to the COVID-19 pandemic. Cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.
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
As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit and hide fraudulent activity. Fraudulent activity can come in many forms, including debit card/credit card fraud, check fraud, wire fraud, electronic scanning devices attached to ATM machines, social engineering, digital fraud and phishing attacks to obtain personal information and fraudulent impersonation of our clients through the use of falsified or stolen credentials. To counter the increased sophistication of these fraudulent activities, we have increased our investment in systems, technologies and controls to detect and prevent such fraud. Combating fraudulent activities as they evolve will result in continued ongoing investments in the future as significant fraud could adversely impact our reputation or results of operation.

We depend on key personnel for our success.
Our success depends to a great extent on our ability to attract and retain key personnel. We have an experienced management team the Board believes is capable of managing and growing our business. Losses of, or changes in, our current executive officers or other key personnel and their expertise and services may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. We have developed an Executive Officer succession plan, but we cannot be certain of its transition or implementation success. There also can be no assurance we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies.
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
Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and/or regulatory actions which could adversely affect our results of operations and financial condition. For additional information, see the Notes to the Consolidated Financial Statements, Note T, Commitments and Contingencies, in this Annual Report on Form 10-K.
Our business and financial performance could be impacted by natural disasters, acts of war or terrorist activities.
Natural disasters (including but not limited to earthquakes, hurricanes, tornadoes, floods, fires, and explosions), acts of war and terrorist activities could hurt our performance (i) directly through damage to our facilities or other impacts to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina and South Carolina, including coastal areas where our retail and commercial customers have been and in the future could be impacted by hurricanes and flooding. We could also suffer adverse results to the extent that disasters, wars, terrorist activities, riots or civil unrest affect the broader markets or economy. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events.
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
While we have a Data Governance program, it is reliant on the execution of procedures, process controls and system functionality and there is no guarantee errors will not occur. Incomplete, inconsistent, or inaccurate data could lead to non-compliance with regulatory statutes and result in fines. Additionally, customer impact could result in reputational harm and customer attrition. Inaccurate or incomplete data presents the risk that business decisions relying on such data will prove inefficient or ineffective. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurate or incomplete data.

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
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
We maintain an allowance for credit losses (“ACL”) that is designed to cover credit losses on loans that borrowers may not repay in their entirety. An ACL is also recorded over expected losses in investment securities and unfunded commitments, though these are not significant compared to losses within the loan portfolio. We believe that we maintain an ACL at a level adequate to absorb the expected credit losses over the life of the loan portfolio, adjusted for expected contractual payments and the impact of prepayments, in compliance with applicable accounting and regulatory guidance. However, the ACL may not be sufficient to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Accounting measurements related to asset impairment and the ACL require significant estimates that are subject to uncertainty and revisions driven by new information and changing circumstances. The significant uncertainties surrounding our borrowers’ abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and/or amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary from current estimates. We also expect fluctuations in the ACL due to economic changes nationally as well as locally within the states in which we conduct business. This is especially true as the economy reacts to the continuation of and potential recovery from the COVID-19 pandemic.
As an integral part of their examination process, our banking regulators periodically review the ACL and may require us to increase it by recognizing additional provisions for credit losses charged to expense or to decrease the allowance by recognizing loan charge-offs, net of recoveries. Any such required additional credit loss provisions or loan charge-offs could have a material adverse effect on our financial condition and results of operations.
Our concentration of loans to borrowers within the medical and dental industries could impair our earnings if those industries experience economic difficulties.
Statutory or regulatory changes, or economic conditions in the market generally, could negatively impact borrowers’ businesses and their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Consequently, we could be required to increase our ACL through additional provisions on our income statement, which would reduce reported net income. While medical and dental practices were initially impacted by the coronavirus pandemic, there have not been significant credit deterioration or increased provisions for these borrowers to date. See Note D, Loans and Leases, in the Notes to the Consolidated Financial Statements for additional discussion.

Economic conditions in real estate markets and our reliance on junior liens may adversely impact our business and our results of operations.
Real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized. Our reliance on junior liens is concentrated in our consumer revolving mortgage loan portfolio. Approximately two-thirds of the consumer revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan becoming effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.
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
Our business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. Our banking operations are located within several states but are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. Our markets include the Southeast, Mid-Atlantic, Midwest and Western United States, with our greatest presence in North Carolina and South Carolina. Worsening economic conditions within our markets, particularly within North Carolina and South Carolina, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates and other factors could weaken the economies of the communities we serve. The COVID-19 pandemic has created volatility and uncertainty in the economy, which has and will continue to impact our business. Thus far, this includes declines in fee income and impacts on the fair value of our equity securities, but could create additional negative impacts to provision for credit losses and declines in demand for our products and services.
In addition, the political environment, the level of U.S. debt and global economic conditions can have a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.
Accounting for acquired assets may result in earnings volatility.
Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the U.S. (“GAAP”). The rate at which those discounts are accreted is unpredictable and the result of various factors including prepayments and estimated credit losses. Post-acquisition credit deterioration results in the recognition of provision expense. Additionally, the income statement impact of adjustments to the indemnification asset recorded in certain FDIC-assisted transactions may occur over a shorter period of time than the adjustments to the covered assets.
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
Our investment securities portfolio contains certain equity securities and corporate bonds of other financial institutions. As a result, a portion of our investment securities portfolio is subject to fluctuation due to changes in the financial stability and market value of other financial institutions, as well as interest rate sensitivity to economic and market conditions. Such fluctuations could have an adverse effect on our results of operations. We have seen volatile earnings impacts related to the fair value of equity securities throughout 2020.

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
We may be adversely impacted by the transition from LIBOR as a reference rate
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). Subsequent announcements have delayed the potential date for certain LIBOR tenors until June 30, 2023. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, there is still uncertainty around how quickly different alternative rates will develop sufficient liquidity and industry-wide usage, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risks. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, systems, contracts, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and potentially introduce additional legal risks. Although our current LIBOR exposure on loans is limited to less than $5 billion, and we are currently taking steps to transition to alternative reference rates, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
The value of our goodwill may decline in the future.
At December 31, 2020, we had $350.3 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results; however, any such write-off would not impact our regulatory capital ratios, given that regulatory capital ratios are calculated using tangible capital amounts.
The market price of our stock may be volatile.
Although publicly traded, our common stock, particularly our Class B common stock, has less liquidity and public float than many other large, publicly traded financial services companies. Lower liquidity increases the price volatility of our stock and could make it difficult for our shareholders to sell or buy our common stock at specific prices.
Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors, including expectations of financial and operating results, actual operating results, actions of institutional shareholders, speculation in the press or the investment community, market perception of acquisitions, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry. For example, the closing price per share of our Class A Common stock on the Nasdaq Global Select Market ranged from a low of $282.90 to a high of $613.22 during the year ended December 31, 2020.

Liquidity Risks
If our current level of balance sheet liquidity were to experience pressure, it could affect our ability to pay deposits and fund our operations.
Our deposit base represents our primary source of core funding and balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to non-core funding such as borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve, Federal Funds purchased lines and brokered deposits. While we maintain access to these non-core funding sources, some sources are dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend.
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
We are subject to capital rules issued by the Federal Reserve including required minimum capital and leverage ratios. These requirements could adversely affect our ability to pay dividends, restrict certain business activities or compel us to raise capital, each of which may adversely affect our results of operations or financial condition. See Item 1. Business of this Annual Report on Form 10-K for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.
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
Corporate tax rates affect our profitability and capital levels. The U.S. corporate tax code may be further reformed by the U.S. Congress and additional guidance may be issued by the U.S. Department of the Treasury. Changes in tax laws and regulations, and income tax rates in particular, could have an adverse impact on our financial condition and results of operations.
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
We rely on quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient or ineffective. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on models, see the “Risk Management” section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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
Item 2. Properties
BancShares’ and FCB’s headquarters facility, a nine-story building with approximately 163,000 square feet, is located in Raleigh, North Carolina. In addition, FCB occupies two separate facilities in Raleigh as well as a facility in Columbia, South Carolina, which serve as data and operations centers. As of December 31, 2020, FCB operated 542 branch offices throughout the Southeast, Mid-Atlantic, Midwest and Western United States. FCB owns many of the buildings and leases other facilities from third parties.
Additional information relating to premises, equipment and lease commitments is set forth in Note F, Premises and Equipment, of BancShares’ Notes to Consolidated Financial Statements.
Item 3. Legal Proceedings
BancShares and various subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions exist that would be material to BancShares’ consolidated financial statements. Additional information related to legal proceedings is set forth in Note T, Commitments and Contingencies, of BancShares’ Notes to Consolidated Financial Statements.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the Nasdaq Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Pink Market under the symbol FCNCB. As of February 22, 2021, there were aggregates of 1,127 and 175 holders of record and individual participants in securities position listings with respect to the Class A common stock and Class B common stock, respectively. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter market quotations for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.
The average monthly trading volume for the Class A common stock was 1,444,327 shares for the fourth quarter of December 31, 2020 and 1,089,723 shares for the year ended December 31, 2020. The Class B common stock monthly trading volume averaged 2,786 shares in the quarter ended December 31, 2020 and 5,268 shares for the year ended December 31, 2020.
During 2020, the Board approved a series of authorizations of share repurchases of BancShares’ Class A common stock. The shares could be repurchased from time to time at management’s discretion during the authorized periods. The authorizations did not obligate BancShares to repurchase any particular amount of shares, and repurchases were able to be suspended or discontinued at any time. Following the expiration of our latest share repurchase authorization on July 31, 2020, share repurchase activity was suspended, and there were no share repurchases during the fourth quarter of 2020. A summary of share repurchases during 2020 is disclosed below.
Shares of Class A common stock repurchased by BancShares during the year ended December 31, 2020.

Class A common stock	Total Number of Class A Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
Total repurchases in the first quarter of 2020	349,390	$457.10	243,000	243,200
Total repurchases in the second quarter of 2020	346,000	367.03	346,000	265,700
Total repurchases in the third quarter of 2020	117,700	399.83	117,700	—
Total repurchases in the fourth quarter of 2020	—	—	—	—
Total repurchases in 2020	813,090	$410.48	706,700	—

The following graph and table compare the cumulative total shareholder return (“CTSR”) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq – Banks Index and the Nasdaq – U.S. Index. Each trend line assumes $100 was invested on December 31, 2015, and dividends were reinvested for additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

CTSR Total Returns

$300
$250
$200
$150
$100
$50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
FCNCA
Nasdaq - Banks
Nasdaq - U.S.

	2015	2016	2017	2018	2019	2020
FCNCA	$100	$138	$157	$148	$208	$225
Nasdaq - Banks	100	135	144	120	151	141
Nasdaq - U.S.	100	110	142	140	190	274

Item 6. Selected Financial Data
Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2020	2019	2018	2017	2016
SUMMARY OF OPERATIONS
Interest income	$1,484,026	$1,404,011	$1,245,757	$1,103,690	$987,757
Interest expense	95,857	92,642	36,857	43,794	43,082
Net interest income	1,388,169	1,311,369	1,208,900	1,059,896	944,675
Provision for credit losses	58,352	31,441	28,468	25,692	32,941
Net interest income after provision for credit losses	1,329,817	1,279,928	1,180,432	1,034,204	911,734
Gain on acquisitions	—	—	—	134,745	5,831
Noninterest income excluding gain on acquisitions	476,750	415,861	400,149	387,218	371,268
Noninterest expense	1,188,685	1,103,741	1,076,971	1,012,469	937,766
Income before income taxes	617,882	592,048	503,610	543,698	351,067
Income taxes	126,159	134,677	103,297	219,946	125,585
Net income	491,723	457,371	400,313	323,752	225,482
Net income available to common shareholders	$477,661	$457,371	$400,313	$323,752	$225,482
Net interest income, taxable equivalent (1)	$1,390,765	$1,314,940	$1,212,280	$1,064,415	$949,768
PER SHARE DATA
Net income	$47.50	$41.05	$33.53	$26.96	$18.77
Cash dividends	1.67	1.60	1.45	1.25	1.20
Market price at period end (Class A)	574.27	532.21	377.05	403.00	355.00
Book value at period end	396.21	337.38	300.04	277.60	250.82
SELECTED PERIOD AVERAGE BALANCES
Total assets	$46,021,438	$37,161,719	$34,879,912	$34,302,867	$32,439,492
Investment securities	9,054,933	6,919,069	7,074,929	7,036,564	6,616,355
Loans and leases (2)	31,605,090	26,656,048	24,483,719	22,725,665	20,897,395
Interest-earning assets	43,351,119	34,866,734	32,847,661	32,213,646	30,267,788
Deposits	39,746,616	32,218,536	30,165,249	29,119,344	27,515,161
Interest-bearing liabilities	24,894,309	20,394,815	18,995,727	19,576,353	19,158,317
Securities sold under customer repurchase agreements	632,362	530,818	555,555	649,252	721,933
Other short-term borrowings	50,549	23,087	58,686	77,680	7,536
Long-term borrowings	1,186,145	392,150	304,318	842,863	811,755
Common shareholders’ equity	3,684,889	3,551,781	3,422,941	3,206,250	3,001,269
Shareholders’ equity	$3,954,007	$3,551,781	$3,422,941	$3,206,250	$3,001,269
Shares outstanding	10,056,654	11,141,069	11,938,439	12,010,405	12,010,405
SELECTED PERIOD-END BALANCES
Total assets	$49,957,680	$39,824,496	$35,408,629	$34,527,512	$32,990,836
Investment securities	9,922,905	7,173,003	6,834,362	7,180,256	7,006,678
Loans and leases	32,791,975	28,881,496	25,523,276	23,596,825	21,737,878
Deposits	43,431,609	34,431,236	30,672,460	29,266,275	28,161,343
Securities sold under customer repurchase agreements	641,487	442,956	543,936	586,256	590,936
Other short-term borrowings	—	295,277	28,351	107,551	12,551
Long-term borrowings	1,248,163	588,638	319,867	870,240	832,942
Shareholders’ equity	$4,229,268	$3,586,184	$3,488,954	$3,334,064	$3,012,427
Shares outstanding	9,816,405	10,629,495	11,628,405	12,010,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	1.07%	1.23%	1.15%	0.94%	0.70%
Rate of return on average common shareholders’ equity	12.96	12.88	11.69	10.10	7.51
Average equity to average assets ratio	8.59	9.56	9.81	9.35	9.25
Net yield on interest-earning assets (taxable equivalent)	3.17	3.74	3.66	3.28	3.11
Allowance for credit losses to total loans and leases:
PCD	5.18	1.35	1.51	1.31	1.70
Non-PCD	0.62	0.77	0.86	0.93	0.98
Total	0.68	0.78	0.88	0.94	1.01
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.74	0.58	0.52	0.61	0.67
Total risk-based capital ratio	13.81	12.12	13.99	14.21	13.85
Tier 1 risk-based capital ratio	11.63	10.86	12.67	12.88	12.42
Common equity Tier 1 ratio	10.61	10.86	12.67	12.88	12.42
Leverage capital ratio	7.86	8.81	9.77	9.47	9.05
Dividend payout ratio	3.52	3.90	4.32	4.64	6.39
Average loans and leases to average deposits	79.52	82.74	81.17	78.04	75.95
(1) The taxable-equivalent adjustment was $2.6 million, $3.6 million, $3.4 million, $4.5 million and $5.1 million for the years 2020, 2019, 2018, 2017, and 2016, respectively.
(2) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis (“MD&A”) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (“BancShares”) and its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. See Note A, Accounting Policies and Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for more detail. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2020, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us,” “our,” and “BancShares” in this section refer to the consolidated financial position and consolidated results of operations for BancShares.
Year-over-year comparisons of the financial results for 2019 and 2018 are contained in Item 7 of BancShares’ Annual Report on Form 10-K for 2019 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 and available through FCB’s website www.firstcitizens.com or the SEC’s EDGAR database.
FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K includes statements and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “projects,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of BancShares’ management about future events.
Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, risks, uncertainties and other factors relating to our proposed merger with CIT Group Inc. (“CIT”), including the ability to obtain regulatory approvals and satisfy other conditions to the proposed transaction, and delay in closing the proposed transaction, as well as risks, uncertainties and other factors relating to the impact of COVID-19 on our business and the economy, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions affecting our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of our prior acquisitions, the risks discussed in Item 1A. Risk Factors above and other developments or changes in our business that we do not expect.
Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
CRITICAL ACCOUNTING ESTIMATES
The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are described in Note A, Accounting Policies and Basis of Presentation, of the Notes to the Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires us to exercise judgment in determining many of the estimates and assumptions utilized to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations could be materially affected by changes to these estimates and assumptions.
The following is a summary of the more critical areas where these critical assumptions and estimates could impact the financial condition, results of operations and cash flows of BancShares:
Allowance for credit losses. As of January 1, 2020, BancShares adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which changed the methodology, accounting policies and inputs used in determining the allowance for credit losses (“ACL”). See Note A, Accounting Policies and Basis of Presentation, in the Notes to Consolidated Financial Statements for discussion of our accounting policies for the ACL and the implementation impact of

ASC 326. See Note E, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements for additional disclosures.
The ACL represents the best estimate of expected credit losses on loans and leases as of the balance sheet date. The ACL is assessed at each balance sheet date and adjustments are recorded in provision for credit losses. Losses are estimated using historical loss rates and a projection of a reasonable and supportable macroeconomic forecast period which reverts to historical assumptions. This estimation process requires judgment in determining the amount and timing of charge-offs, economic forecast assumptions and loan specific attributes impacting the borrower’s ability to repay contractual obligations. Other factors such as the composition of and risks within the loan portfolio, collateral values and prepayments are also considered. Loan balances considered uncollectible are charged off against the ACL. If it is probable a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement and a loss is probable, a specific valuation allowance is determined. Recoveries of amounts previously charged-off are generally credited to the ACL.
Financial Measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Certain assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include marketable equity securities, investment securities available for sale and loans held for sale. There were no liabilities measured at fair value on a recurring basis at December 31, 2020. We also measure certain assets at fair value on a non-recurring basis. Examples include collateral-dependent loans, other real estate owned (“OREO”), goodwill and intangible assets. Assets acquired and liabilities assumed in a business combination are recognized at fair value as of the acquisition date.
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

CURRENT ACCOUNTING PRONOUNCEMENTS
Table 2 details ASUs issued by the FASB adopted in 2020. See Note A, Accounting Policies and Basis of Presentation, in the Notes to the Consolidated Financial Statements for more detail on the impact on the consolidated financial statements.
Table 2
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Standard	Date of Adoption
ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measure of Credit Losses on Financial Instruments (including all subsequent ASUs on this topic)	January 1, 2020
ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020
ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
ASU 2018-14 - Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans	December 31, 2020
EXECUTIVE OVERVIEW
BancShares conducts its banking operations through its wholly owned subsidiary FCB, a state-chartered bank organized under the laws of the state of North Carolina.
BancShares’ earnings and cash flows are primarily derived from our commercial and retail banking activities. We gather deposits from retail and commercial customers and we secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans, investment securities and overnight investments. We also invest in bank premises, computer hardware and software and furniture and equipment used to conduct our commercial and retail banking business. We provide treasury management services, cardholder and merchant services, wealth management services and other products and services typically offered by commercial banks. The fees generated from these products and services are a primary source of noninterest income and an essential component of our total revenue.
Our strong financial position enables us to pursue growth through strategic acquisitions to enhance organizational value by providing opportunities to grow capital and increase earnings. These transactions allow us to strengthen our presence in existing markets as well as expand our footprint into new markets.
With interest rates at historical lows, our ability to generate earnings and shareholder value has been challenging. While our balance sheet is asset sensitive overall, we seek to reduce volatility and minimize the risk to earnings from interest rate movements in either direction. Additionally, our initiatives focus on growth of noninterest income sources, management of noninterest expenses, optimization of our branch network and further enhancements to our technology and delivery channels.
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
Our goals are to increase efficiencies and control costs while effectively executing an operating model that best serves our customers’ needs. We seek the appropriate footprint and staffing levels to take advantage of the revenue opportunities in each of our markets. Management is pursuing opportunities to improve operational efficiency and increase profitability through expense control, while continuing enterprise sustainability projects to improve the operating environment. Such initiatives include the automation of certain manual processes, elimination of duplicated and outdated systems, enhancements to existing technology, implementation of new digital technologies, outsourcing to third party service providers and actively managing personnel expenses and discretionary spending. We routinely review vendor agreements and third party contracts for cost savings.

Recent Economic and Industry Developments
During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread throughout the world, causing significant disruptions to the domestic and global economies which continue to date. In response to the outbreak, governments have imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains, changes in consumer behavior and overall economic instability. This uncertainty has led to volatility in the financial markets. This impact was coupled with spikes in unemployment as a result of business shutdowns that continue to impact financial institutions operationally and financially. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K. Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the latest real gross domestic product (“GDP”) information available, the Bureau of Economic Analysis’ revised estimate of fourth quarter 2020 GDP growth was 4.0%, up from 2.1% GDP growth in the fourth quarter 2020. The acceleration in real GDP in the fourth quarter reflected increases in exports, nonresidential fixed investment, personal consumption expenditures, residential fixed investment, and private inventory investment that were partly offset by decreases in state and local government spending and federal government spending. Imports, which are a subtraction in the calculation of GDP, increased. The increase in fourth quarter GDP reflected both the continued economic recovery from the sharp declines earlier in the year and the ongoing impact of the COVID-19 pandemic, including new restrictions and closures that took effect in some areas of the United States. The full economic effects of the COVID-19 pandemic cannot be quantified in the GDP estimate for the fourth quarter of 2020 because the impacts are generally embedded in source data and cannot be separately identified.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was passed. The bill was designed to provide short-term economic relief to individuals and businesses most impacted by the fallout of the pandemic. Key provisions include: for individuals, economic impact payments and enhanced unemployment benefits; for small businesses, access to loans and support through the Small Business Administration Paycheck Protection Program (“SBA-PPP”), direct aid and loans to the medical industry and other affected sectors, and certain tax benefits that can be used in conjunction with the other aid mentioned. While direct aid to financial services entities is not a primary goal of the provisions, financial institutions will function to transmit funds from the Federal Reserve, SBA and United States (the “U.S.”) Treasury to the public. This was supplemented by the Paycheck Protection Program Flexibility Act, which was signed into law on June 5, 2020 and amended provisions of the SBA-PPP including timing of the program and changes to forgiveness criteria. Additionally, the Consolidated Appropriations Act 2021 was signed into law on December 27, 2020, and contained provisions for new funding of SBA-PPP loans. We began accepting applications for this round of funding in the first quarter of 2021.
There were other regulatory actions taken that may impact our business including changes in credit reporting on customer forbearance, federally backed mortgage forbearance, potential legal lending limit relaxation and other economic stabilization efforts. Further legislation is expected as the government continues to mitigate the economic impact on the crisis.
The U.S. unemployment rate increased from 3.5% in December 2019 to 6.7% in December 2020. According to the U.S. Department of Labor, nonfarm payroll employment declined 9.2 million in 2020, compared to growth of 2.1 million in 2019.
During the first quarter of 2020, the FOMC lowered the federal funds rate to a target range of 0.00% to 0.25%. The FOMC cited the effects of COVID-19 on economic activity and the risks posed to the economic outlook. The FOMC expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time.
The U.S. Census Bureau and the Department of Housing and Urban Development’s latest estimate for sales of new single-family homes in December 2020 was at a seasonally adjusted annual rate of 842,000, up 15.2% from the December 2019 estimate of 731,000. Purchases of existing homes in 2020 are also up 5.6% from a year ago.
Similar to the economic environment, the performance trends in the banking industry are mixed, as shown in the latest national banking results from the third quarter of 2020. FDIC-insured institutions reported a 10.7% decrease in net income compared to the third quarter of 2019 primarily a result of lower interest rates. Loan-loss provisions increased by 3.5% while noninterest expense rose by 3.0% from a year earlier. Banking industry average net interest margin (“NIM”) was 2.68% in the third quarter of 2020, down from 3.35% in the same quarter a year ago primarily due to a decline in interest-earning asset yields. Total loans increased by 4.9% over the past twelve months primarily due to growth in commercial and industrial loans. Total deposits increased 19.9%, largely driven by government stimulus.

BANCSHARES’ COVID-19 CONTINUED MONITORING AND RESPONSE
We remain in a strong capital and liquidity position providing stability in navigating the COVID-19 crisis. Our leadership team continues to work to identify and enact appropriate measures in an effort to protect the welfare of our employees and soundness of the organization, while continuing to support our customers. A significant majority of our branches have re-opened with enhanced safety protocols and our corporate locations remain at limited occupancy due to current virus trends.
Through December 31, 2020, we granted over 22,000 COVID-19 related loan extensions, representing loan balances of approximately $6.31 billion. Of these extensions, over 97% of have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio. We have not seen significant declines in overall credit quality, though the impacts of the SBA-PPP and payment extensions could be delaying signs of credit deterioration.
During 2020, we originated over 23,000 SBA-PPP loans with an original balance of over $3.2 billion and an outstanding balance of $2.4 billion at December 31, 2020. We have collected all $117.2 million in SBA-PPP related loan fees per the program terms. These fees were deferred and are being recognized in interest income over the life of the respective loans. SBA-PPP loans have a stated rate of 1.00%, but with the accretion of these fees, the average yield on the portfolio was 4.33% for 2020. As of December 31, 2020, remaining net deferred fees were $41.1 million.
Table 3
SBA-PPP LOANS BY LOAN SIZE

(Dollars in thousands)
Loan Size	$ of Loans	% of Loans $
Less than $150,000	$688,354	28.6%
$150,000 to $2,000,000	1,236,448	51.4
Greater than $2,000,000	481,489	20.0
Total	$2,406,291	100.0%
We began accepting and processing applications for forgiveness during the third quarter of 2020. Table 4 represents the forgiveness status of SBA-PPP loans as of December 31, 2020.
Table 4
SBA-PPP LOAN FORGIVENESS STATUS

(Dollars in thousands)
Forgiveness Status	$ of Loans	% of Total
Received by FCB	$1,384,859	43.1%
Submitted to SBA	1,190,171	37.1
Approved by SBA	746,643	23.3
Funds Received	746,442	23.2

To date, we have received over 7,200 forgiveness decisions from the SBA, representing approximately $1.0 billion in forgiveness payments. The Consolidated Appropriations Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for new funding of SBA-PPP loans. We began accepting applications for this round of funding in January 2021 and have funded over $670 million of loans to date.
Strong Liquidity and Capital Position
We maintain a strong level of liquidity. As of December 31, 2020, liquid assets (available cash and unencumbered high quality liquid assets at market value) totaled approximately $9.63 billion representing 19.8% of consolidated assets as of December 31, 2020.
In addition to liquid assets, we had contingent sources of liquidity totaling approximately $11.90 billion in the form of Federal Home Loan Bank (“FHLB”) borrowing capacity, Federal Reserve Discount Window availability, federal funds lines and a committed line of credit.
At December 31, 2020, our regulatory capital ratios were well in excess of Basel III capital requirements.

FINANCIAL PERFORMANCE SUMMARY
Income Statement Highlights
For the year ended December 31, 2020, net income was $491.7 million, or $47.50 per share, compared to $457.4 million, or $41.05 per share, during 2019. The return on average assets was 1.07% during 2020, compared to 1.23% during 2019. The return on average shareholders’ equity was 12.96% and 12.88% for the respective periods. The $34.3 million, or 7.5% increase in net income was primarily the result of the net effect of the following:
•Net interest income for the year ended 2020 increased $76.8 million, or by 5.9%, compared to the year ended 2019. The increase was due to loan growth driven largely by SBA-PPP balances, partially offset by a decrease in interest-earning asset yields.
•The taxable-equivalent net interest margin was 3.17% for the year ended 2020, a decrease of 57 basis points from the year ended 2019. The decrease was primarily due to a decline in yield on interest-earning assets coupled with an increase in total borrowings, partially offset by a decline in the rate paid on interest-bearing deposits.
•We recorded provision for credit losses of $58.4 million in 2020, compared to $31.4 million in 2019. Provision expense includes $36.1 million of reserve build for credit losses specifically related to the uncertainty surrounding COVID-19 and considers the potential impact of slower economic activity and elevated unemployment, as well as potential mitigants due to government stimulus and loan accommodations. The net charge-off to loans ratio was 0.07% for the year, down 4 basis points from 2019.
•Noninterest income for the year ended 2020 was $476.8 million, an increase of $60.9 million, or 14.6%, from the prior year. Fair value adjustments on marketable equity securities and realized gains on available for sale securities increased by a combined $61.9 million. Mortgage income increased by $18.5 million due to increased production and sales resulting from lower mortgage interest rates. These positive impacts were partially offset by a decline in service charges on deposits of $17.5 million due to lower volume with increased deposit balances and an increase in waived fees to aid our customers during the COVID-19 pandemic.
•Noninterest expense was $1.19 billion for the year ended December 31, 2020, compared to $1.10 billion for the same period in 2019. This 7.7% increase was primarily attributable to higher personnel expenses and processing fees paid to third parties reflecting continued investment in digital and technological capabilities.
•Income tax expense was $126.2 million and $134.7 million for the years ended 2020 and 2019, respectively, representing effective tax rates of 20.4% and 22.7%. The decline in the effective tax rate related primarily to the decision to utilize an allowable alternative for computing our 2020 federal income tax liability. The allowable alternative provided us the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax.
Balance Sheet Highlights
•During 2020, loans increased by $3.91 billion, or by 13.5% to $32.79 billion. Of this growth, $2.41 billion was related to SBA-PPP loans. Excluding SBA-PPP loans and loans from acquisitions, total loans increased $1.40 billion since December 31, 2019, or by 4.9%.
•The allowance for credit losses as a percentage of total loans was 0.68% at December 31, 2020, compared to 0.78% at December 31, 2019. At December 31, 2020, BancShares’ nonperforming assets, including nonaccrual loans and OREO, increased $74.1 million to $242.4 million or 0.74% of total loans from $168.3 million or 0.58% of total loans at December 31, 2019. Of the increase in nonperforming assets, $24.9 million related to the transfer of loans in performing PCI pools to nonaccrual status under the adoption of ASC 326. A majority of the remainder of the increase related to increases within our acquired residential real estate loan portfolio.
•Deposit growth continued in 2020, up $9.00 billion, or by 26.1% to $43.43 billion. This growth includes estimated deposits of $0.93 billion related to the SBA-PPP and deposits from acquisitions of $203.2 million. Excluding the impact of these deposits, total deposits increased $7.87 billion since December 31, 2019, or by 22.9%.
•During the first quarter of 2020, BancShares successfully completed a $695 million capital raise which consisted of $350 million of subordinated notes and $345 million of depositary shares (the “Depositary Shares”) each representing a 1/40th interest in a share of our 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share.

Capital Highlights
•In 2020, we returned $364.5 million of capital to shareholders through the repurchase of 813,090 shares of Class A common stock and cash dividends to common and preferred shareholders.
•Total shareholders’ equity increased from $3.59 billion on December 31, 2019 to $4.23 billion on December 31, 2020. The increase was primarily due to earnings and the net proceeds of the issuance of the Depositary Shares, partially offset by share repurchases and dividends during the year.
•Under Basel III capital requirements, BancShares remained well-capitalized at December 31, 2020, with a total risk-based capital ratio of 10.61%, Tier 1 risk based capital ratio of 13.81%, common Tier 1 ratio of 11.63%, Tier 1 leverage capital ratio of 7.86% and a capital conservation buffer of 5.6%.

BUSINESS COMBINATIONS
Recently Announced Business Combinations
CIT Group Inc.
On October 15, 2020, BancShares and CIT entered into the Merger Agreement by and among BancShares, FCB, the Merger Sub, and CIT, the parent company of CIT Bank. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub and CIT will ultimately merge with and into FCB, with FCB as the surviving entity. The Merger Agreement further provides that immediately following the consummation of the Mergers, CIT Bank will merge with and into FCB, with FCB as the surviving bank. Subject to the fulfillment of customary closing conditions, the parties anticipate that the Transaction will close in the first half of 2021.
Completed Business Combinations
We evaluated the financial statement significance for all business combinations completed during 2020 and 2019 and concluded the completed business combinations noted below are not material to BancShares’ financial statements, individually or in aggregate, and therefore, pro forma financial data is not included.
Community Financial Holding Co. Inc.
On February 1, 2020, we completed the merger of Duluth, Georgia-based Community Financial Holding Company, Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank, into FCB. Under the terms of the agreement, total cash consideration of $2.3 million was paid to the shareholders of Community Financial. The merger allowed us to expand our presence and enhance banking efforts in Georgia. The merger contributed $222.1 million in consolidated assets, which included $686 thousand of goodwill, $134.0 million in loans, and $209.3 million in deposits.
Entegra Financial Corp.
On December 31, 2019, we completed the merger of Franklin, North Carolina-based Entegra Financial Corp. (“Entegra”) and its bank subsidiary, Entegra Bank. Under the terms of the agreement, cash consideration of $30.18 for each share of common stock was paid to the shareholders of Entegra, totaling approximately $222.8 million. The merger allowed us to enhance banking efforts and expand our presence in western North Carolina. As part of the transaction, we agreed to divest certain branches, other assets and liabilities as a requirement of regulatory approval. The merger contributed $1.73 billion in consolidated assets, which included $1.03 billion in loans, and $1.33 billion in deposits.
On April 17, 2020, we completed the divestiture of the branches including loans and leases, premises and equipment and total deposits with a fair value of $110.1 million, $2.1 million and $184.8 million, respectively. The divestiture included an 8% premium for deposits acquired that was applied as a reduction of goodwill generated as part of the merger with Entegra.
First South Bancorp, Inc.
On May 1, 2019, we completed the merger of Spartanburg, South Carolina-based First South Bancorp, Inc. (“First South Bancorp”) and its bank subsidiary, First South Bank. Under the terms of the agreement, cash consideration of $1.15 for each share of common stock was paid to the shareholders of First South Bancorp, totaling approximately $37.5 million. The merger allowed us to expand our presence and enhance banking efforts in South Carolina. The merger contributed $253.0 million in consolidated assets, which included $179.2 million in loans, and $207.6 million in deposits, as of the merger date.
Biscayne Bancshares, Inc.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (“Biscayne Bancshares”) and its bank subsidiary, Biscayne Bank. Under the terms of the agreement, cash consideration of $25.05 for each share of common stock was paid to the shareholders of Biscayne Bancshares, totaling approximately $118.9 million. The merger allowed us to expand our presence in Florida and enhance banking efforts in South Florida. The merger contributed $1.08 billion in consolidated assets, which included $863.4 million in loans, and $786.5 million in deposits, as of the merger date.
See Note B, Business Combinations, in the Notes to Consolidated Financial Statements for additional disclosures.

FDIC-ASSISTED TRANSACTIONS
Between 2009 and 2017, we completed fourteen FDIC-assisted transactions with a carrying value of loans acquired in these transactions of approximately $410.4 million at December 31, 2020. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements that protected us from a substantial portion of the credit and asset quality risk we would otherwise incur.
At December 31, 2020, shared-loss protection remains for a single acquired bank related to single family residential loans of $34.5 million. Cumulative losses for all fourteen acquisitions incurred through December 31, 2020 totaled $1.21 billion. Cumulative amounts reimbursed by the FDIC through December 31, 2020 totaled $674.9 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments owed to the FDIC at the termination of the agreements if actual cumulative losses on covered assets are lower than originally estimated by the FDIC at the time of acquisition (“clawback liability”). As of December 31, 2020, and December 31, 2019, the estimated clawback liability was $15.6 million and $112.4 million, respectively. The reduction in the clawback liability was the result of a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. We expect to make a clawback liability payment to the FDIC in March 2021 in the amount of $15.9 million.
Table 5 provides changes in the FDIC clawback liability for the years ended December 31, 2020 and 2019.
Table 5
FDIC CLAWBACK LIABILITY

(Dollars in thousands)	2020	2019
Beginning balance	$112,395	$105,618
Accretion	2,674	6,777
Payments to FDIC for settlement of shared-loss agreements	(99,468)	—
Ending balance	$15,601	$112,395

Table 6
AVERAGE BALANCE SHEETS

	2020			2019
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases(1)	$31,605,090	$1,335,008	4.18%	$26,656,048	$1,219,825	4.54%
Investment securities:
U.S. Treasury	432,938	3,103	0.72	945,094	22,235	2.35
Government agency	665,318	8,457	1.27	491,001	14,308	2.91
Mortgage-backed securities	7,414,661	108,604	1.46	5,198,884	114,819	2.21
Corporate bonds	397,322	20,349	5.12	153,841	7,945	5.16
Other investments	144,694	4,254	2.94	130,249	2,205	1.69
Total investment securities	9,054,933	144,767	1.60	6,919,069	161,512	2.33
Overnight investments	2,691,096	6,847	0.25	1,291,617	26,245	2.03
Total interest-earning assets	43,351,119	$1,486,622	3.40%	34,866,734	$1,407,582	4.01%
Cash and due from banks	344,938			271,466
Premises and equipment	1,259,325			1,218,611
Allowance for credit losses	(211,413)			(226,600)
Other real estate owned	53,137			45,895
Other assets	1,224,332			985,613
Total assets	$46,021,438			$37,161,719

Liabilities
Interest-bearing deposits:
Checking with interest	$8,922,902	$5,913	0.07%	$7,503,325	$6,018	0.08%
Savings	2,936,593	1,217	0.04	2,604,217	1,700	0.07
Money market accounts	7,821,266	22,504	0.29	6,025,740	23,315	0.39
Time deposits	3,344,492	37,001	1.11	3,315,478	45,221	1.36
Total interest-bearing deposits	23,025,253	66,635	0.29	19,448,760	76,254	0.39
Securities sold under customer repurchase agreements	632,362	1,610	0.25	530,818	1,995	0.38
Other short-term borrowings	50,549	1,054	2.05	23,087	671	2.87
Long-term obligations	1,186,145	26,558	2.20	392,150	13,722	3.45
Total interest-bearing liabilities	24,894,309	95,857	0.38	20,394,815	92,642	0.45
Demand deposits	16,721,363			12,769,776
Other liabilities	451,759			445,347
Shareholders’ equity	3,954,007			3,551,781
Total liabilities and shareholders’ equity	$46,021,438			$37,161,719
Interest rate spread			3.02%			3.56%

Net interest income and net yield on interest-earning assets		$1,390,765	3.17%		$1,314,940	3.74%
(1)Loans and leases include non-PCD and PCD loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $85.7 million, $9.7 million, and $8.8 million for the years ended 2020, 2019, and 2018, respectively. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0% for 2020, 2019, and 2018, as well as state income tax rates of 3.5%, 3.9%, and 3.4% for the years ended 2020, 2019, and 2018, respectively. The taxable-equivalent adjustment was $2.6 million, $3.6 million, and $3.4 million, for the years ended 2020, 2019, and 2018, respectively.
(2)The rate/volume variance is allocated proportionally between the changes in volume and rate.

Table 6
AVERAGE BALANCE SHEETS (continued)

			2020			2019
2018			Change from previous year due to:			Change from previous year due to:
Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/Rate	Total Change(2)	Volume	Yield/Rate	Total Change(2)

$24,483,719	$1,075,682	4.36%	$232,398	$(117,215)	$115,183	$83,908	$60,235	$144,143

1,514,598	28,277	1.87	(12,058)	(7,074)	(19,132)	(10,632)	4,590	(6,042)
106,067	2,697	2.54	5,080	(10,931)	(5,851)	9,787	1,824	11,611
5,241,865	113,698	2.17	51,357	(57,572)	(6,215)	(191)	1,312	1,121
104,796	5,727	5.46	12,575	(171)	12,404	2,680	(462)	2,218
107,603	1,059	0.98	208	1,841	2,049	230	916	1,146
7,074,929	151,458	2.14	57,162	(73,907)	(16,745)	1,874	8,180	10,054
1,289,013	21,997	1.71	28,418	(47,816)	(19,398)	45	4,203	4,248
32,847,661	$1,249,137	3.78%	$317,978	$(238,938)	$79,040	$85,827	$72,618	$158,445
281,510
1,164,542
(223,300)
47,053
762,446
$34,879,912

$7,278,662	$3,725	0.05%	$1,122	$(1,227)	$(105)	$112	$2,181	$2,293
2,466,734	789	0.03	214	(697)	(483)	44	867	911
5,903,823	8,196	0.14	6,886	(7,697)	(811)	170	14,949	15,119
2,427,949	9,773	0.40	295	(8,515)	(8,220)	3,572	31,876	35,448
18,077,168	22,483	0.12	8,517	(18,136)	(9,619)	3,898	49,873	53,771
555,555	1,738	0.31	377	(762)	(385)	(77)	334	257
58,686	1,919	3.27	788	(405)	383	(1,164)	(84)	(1,248)
304,318	10,717	3.48	28,558	(15,722)	12,836	3,057	(52)	3,005
18,995,727	36,857	0.19	38,240	(35,025)	3,215	5,714	50,071	55,785
12,088,081
373,163
3,422,941
$34,879,912
		3.59%

	$1,212,280	3.66%	$279,738	$(203,913)	$75,825	$80,113	$22,547	$102,660

RESULTS OF OPERATIONS
Net Interest Margin and Income (Taxable Equivalent Basis)
Taxable-equivalent net interest income was $1.39 billion for the year ended December 31, 2020, an increase of $75.8 million, or 5.8%, compared to 2019. Interest income increased $79.0 million and interest expense increased by $3.2 million.
Interest income earned on loans and leases was $1.34 billion during 2020, an increase of $115.2 million compared to 2019. The increase was primarily due to the impacts of SBA-PPP loans, which contributed $90.1 million, and organic loan growth, partially offset by lower yields.
Interest income earned on investment securities was $144.8 million and $161.5 million during 2020 and 2019, respectively. The $16.7 million decrease was primarily due to a 73 basis point decline in the investment yield, partially offset by higher average balances.
Interest expense on interest-bearing deposits was $66.6 million in 2020, a decrease of $9.6 million compared to 2019, primarily due to lower rates paid on money market and time deposits. Interest expense on borrowings was $29.2 million in 2020, an increase of $12.8 million compared to 2019, primarily due to an increase in average borrowings, partially offset by lower rates paid.
The year-to-date taxable equivalent net interest margin for 2020 was 3.17%, compared to 3.74% during 2019. The margin compression was primarily due to a decline in the yield on interest-earning assets coupled with an increase in total borrowings, partially offset by a decline in the rate paid on interest-bearing deposits. During 2020, yields on loans, investment securities and overnight investments decreased 36 basis points to 4.18%, 73 basis points to 1.60% and 178 basis points to 0.25%, respectively.
Average interest-earning assets increased $8.48 billion, or by 24.3% for the year ended December 31, 2020. Growth in average interest-earning assets during 2020 was primarily due to higher investment balances, the impact of SBA-PPP loans and other organic loan growth. The year-to-date taxable-equivalent yield on interest-earning assets in 2020 declined by 61 basis points to 3.40%.
Average interest-bearing liabilities increased $4.50 billion for the year ended December 31, 2020, primarily due to increased interest-bearing deposits and borrowings. The rate paid on interest-bearing liabilities decreased 7 basis points in 2020 from 0.45% to 0.38%.
Provision for Credit Losses
BancShares recorded a provision for credit losses for loans and leases of $58.4 million for the year ended December 31, 2020, compared to $31.4 million for same period in 2019. This increase was primarily due to a COVID-19-related reserve build of $36.1 million during the first half of 2020 as loss estimates consider the potential uncertainty of slower economic activity and elevated unemployment, as well as potential mitigants due to government stimulus and loan accommodations.
Noninterest Income
Table 7
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Wealth management services	$102,776	$99,241	$97,966
Service charges on deposit accounts	87,662	105,191	105,486
Cardholder services, net	74,291	69,078	65,478
Mortgage income	39,592	21,126	16,433
Other service charges and fees	30,911	31,644	30,606
Merchant services, net	24,122	24,304	24,504
Insurance commissions	14,544	12,810	12,702
ATM income	5,758	6,296	7,980
Realized gains on investment securities available for sale, net	60,253	7,115	351
Marketable equity securities gains (losses), net	29,395	20,625	(7,610)
Gain on extinguishment of debt	—	—	26,553
Other	7,446	18,431	19,700
Total noninterest income	$476,750	$415,861	$400,149

For the year ended December 31, 2020, total noninterest income was $476.8 million, compared to $415.9 million for 2019, an increase of $60.9 million, or 14.6%. The change was primarily attributable to the following:
•Gains on sale of investment securities available for sale increased by $53.1 million.
•Mortgage income increased $18.5 million primarily due to origination volume brought about by lower mortgage rates. The production-related income was partially offset by a $4.1 million impairment of mortgage servicing rights recorded due to accelerated prepayments.
•The $29.4 million net gain included realized gains on the sale equity securities of $44.6 million.
•Service charges on deposit accounts decreased $17.5 million primarily due to lower volume with increased deposit balances and an increase in waived fees to aid our customers during the COVID-19 pandemic.
•Other noninterest income decreased $11.0 million primarily due to acquired recoveries on PCD loans, formerly reported in noninterest income. After adoption of CECL, these are recorded as a component of the allowance for credit losses.
Noninterest Expense
Table 8
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Salaries and wages	$590,020	$551,112	$527,691
Employee benefits	132,244	120,501	118,203
Occupancy expense	117,169	111,179	109,169
Equipment expense	115,535	112,290	102,909
Processing fees paid to third parties	44,791	29,552	30,017
Merger-related expenses	17,450	17,166	6,462
Core deposit intangible amortization	14,255	16,346	17,165
Collection and foreclosure-related expenses	13,658	11,994	16,567
Consultant expense	12,751	12,801	14,345
FDIC insurance expense	12,701	10,664	18,890
Telecommunications expense	12,179	9,391	10,471
Advertising expense	10,010	11,437	11,650
Other	95,922	89,308	93,432
Total noninterest expense	$1,188,685	$1,103,741	$1,076,971

For the year ended December 31, 2020, total noninterest expense was $1.19 billion, compared to $1.10 billion for 2019, an increase of $84.9 million, or 7.7%. The change was primarily attributable to the following:

•Personnel expense, which includes salaries, wages and employee benefits, increased by $50.7 million, primarily due to an increase in salaries and wages as a result of merit increases and additional headcount from recent acquisitions.
•Processing fees paid to third parties increased $15.2 million primarily due to the continued investment in our digital banking offerings as well as processing fees related to recent acquisitions.
•Other noninterest expense increased $6.6 million primarily due to increased pension costs due to a lower discount rate and a higher provision related to unfunded loan commitments as a result of the potential economic impact of COVID-19. The increase was partially offset by a decrease in travel expense.
•Occupancy expense increased $6.0 million primarily due to cleaning and sanitizing efforts in branches and corporate buildings to combat the spread of COVID-19.
Income Taxes
For 2020, income tax expense was $126.2 million compared to $134.7 million during 2019 and $103.3 million during 2018. Effective tax rates were 20.4%, 22.7% and 20.5% during the respective periods.

The effective tax rate for the year ended 2020 was favorably impacted by $13.9 million due to the decision to utilize an allowable alternative for computing our 2020 federal income tax liability. Without this alternative, the effective tax rate would have been approximately 22.7% for the year ended 2020. The allowable alternative provides us the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax.
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
Interest-earning assets totaled $47.19 billion and $37.23 billion at December 31, 2020 and December 31, 2019, respectively. The $9.96 billion increase was primarily composed of a $3.91 billion increase in loans and leases, a $3.24 billion increase in overnight investments and a $2.75 billion increase in investment securities.
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
The carrying value of all investment securities was $9.92 billion at December 31, 2020, an increase of $2.75 billion compared to $7.17 billion at December 31, 2019. The increase in the portfolio was primarily attributable to purchases totaling $10.64 billion, partially offset by maturities and paydowns of $3.09 billion and sales of $4.94 billion. This increase was due to excess liquidity generated by significant deposit growth during the year.
As of December 31, 2020, investment securities available for sale had a net pre-tax unrealized gain of $102.3 million, compared to a net pre-tax unrealized gain of $7.5 million as of December 31, 2019. After evaluating the investment securities with unrealized losses, management concluded that no credit-related impairment existed as of December 31, 2020. Investment securities classified as available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes.
On November 1, 2020, mortgage-backed securities with an amortized cost of $1.46 billion were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $1.47 billion and a weighted average contractual maturity of 18 years. The unrealized gain on these securities at the date of transfer was $5.9 million, or $4.5 million net of tax, and was reported as a component of AOCI. This unrealized gain is accreted over the remaining expected life of the securities as an adjustment of yield.
On November 1, 2019, as part of the adoption of ASU 2019-04, mortgage-backed securities with an amortized cost of $2.08 billion were transferred from investment securities held to maturity to the available for sale portfolio. At the time of the transfer, the mortgage-backed securities had a fair value of $2.15 billion. The transfer resulted in a reclassification of unrealized losses of $72.5 million, or $55.8 million net of tax, previously frozen in AOCI. The transfer does not impact our intent and ability to hold the remainder of the held to maturity portfolio to maturity.

Table 9 presents the investment securities portfolio at December 31, 2020 segregated by major category.
Table 9
INVESTMENT SECURITIES

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Composition(1)	Cost	Fair Value	Composition(1)	Cost	Fair Value
Investment securities available for sale
U.S. Treasury	5.0%	$499,832	$499,933	5.7%	$409,397	$409,999
Government agency	7.0	706,241	701,391	9.5	684,085	682,772
Residential mortgage-backed securities	44.5	4,369,130	4,438,103	73.4	5,269,060	5,267,090
Commercial mortgage-backed securities	7.9	745,892	771,537	5.3	373,105	380,020
Corporate bonds	6.1	590,870	603,279	2.8	198,278	201,566
State, county and municipal	—	—	—	1.7	118,227	118,227
Total investment securities available for sale	70.5	6,911,965	7,014,243	98.4	7,052,152	7,059,674
Investment in marketable equity securities	0.9	84,837	91,680	1.2	59,262	82,333
Investment securities held to maturity
Residential mortgage-backed securities	19.1	1,877,692	1,895,381	—	—	—
Commercial mortgage-backed securities	9.4	937,034	940,862	—	—	—
Other	0.1	2,256	2,256	0.4	30,996	30,996
Total investment securities held to maturity	28.6	2,816,982	2,838,499	0.4	30,996	30,996
Total investment securities	100.0%	$9,813,784	$9,944,422	100.0%	$7,142,410	$7,173,003
(1) Calculated as a percent of the total fair value of investment securities.
Table 10 presents the weighted average taxable-equivalent yields for investment securities held to maturity at December 31, 2020 segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.
Table 10
WEIGHTED AVERAGE YIELD ON INVESTMENT SECURITIES

	December 31, 2020
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities held to maturity
Residential mortgage-backed securities(1)	—%	—%	—%	1.13%	1.13%
Commercial mortgage-backed securities(1)	—	—	—	1.27	1.27
Other investments	1.17	1.37	—	—	1.31
Total investment securities held to maturity	1.17%	1.37%	—%	1.18%	1.18%
(1)Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.
Loans and Leases
Loans held for sale were $124.8 million at December 31, 2020, a net increase of $57.0 million since December 31, 2019. The increase is primarily due to originations of $1.08 billion driven by low interest rates, partially offset by sales of $1.05 billion.
Loans and leases held for investment are classified differently, dependent on whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination as of the date of acquisition. Non-PCD loans consist of loans which were originated by us or purchased from other institutions that did not reflect more than insignificant credit deterioration at acquisition. PCD loans are purchased loans which reflect a more than insignificant credit deterioration since origination as of the date of acquisition.
Loans and leases held for investment were $32.79 billion at December 31, 2020, a net increase of $3.91 billion, representing growth of 13.5% since December 31, 2019. This increase was driven by a $4.01 billion net increase in the non-PCD portfolio offset by a $95.8 million net decrease in the PCD loan portfolio. The net increase in the non-PCD portfolio was due to $2.41 billion related to SBA-PPP loans as well as organic growth, primarily in our commercial segments. The net decrease in PCD loans was primarily due to pay downs and pay-offs, partially offset by a $19.0 million increase from the adoption of ASC 326. Excluding 2020 loans related to SBA-PPP and acquired loans, total loans grew by 4.9%.

We report non-PCD and PCD loan portfolios separately, with the non-PCD portfolio further divided into commercial and consumer segments. Non-PCD loans and leases at December 31, 2020 were $32.33 billion compared to $28.32 billion at December 31, 2019, representing 98.6% and 98.1% of total loans, respectively. PCD loans at December 31, 2020 were $462.9 million, compared to $558.7 million of PCI loans at December 31, 2019, representing 1.4% and 1.9% of loans, respectively.
The discount related to acquired non-PCD loans and leases at December 31, 2020 and non-PCI loans and leases at December 31, 2019 was $19.5 million and $30.9 million, respectively. The discount related to PCD loans at December 31, 2020 and PCI loans at December 31, 2019 was $45.3 million and $88.2 million, respectively. The primary driver of the decrease in PCD discount was loan payoffs as well as the adoption of ASC 326, which resulted in a $19.0 million reclassification of the credit portion of the loan discount to the ACL.
During the year ended December 31, 2020 and 2019, accretion income on purchased non-PCD loans and leases was $11.3 million and $13.2 million, respectively. During the year ended December 31, 2020 and 2019, interest and accretion income on purchased PCD loans and leases was $59.7 million and $58.0 million, respectively.

Table 11 provides the composition of net loans and leases for the past three years.

Table 11
LOANS AND LEASES

December 31
(Dollars in thousands)	2020
Non-PCD loans and leases:
Commercial:
Construction and land development	$985,424
Owner occupied commercial mortgage	11,165,012
Non-owner occupied commercial mortgage	2,987,689
Commercial and industrial and leases	5,013,644
SBA-PPP	2,406,291
Total commercial loans	22,558,060
Consumer:
Residential mortgage	5,561,686
Revolving mortgage	2,052,854
Construction and land development	348,123
Consumer auto	1,255,402
Consumer other	552,968
Total consumer loans	9,771,033
Total non-PCD loans and leases	32,329,093
PCD loans	462,882
Total loans and leases	32,791,975
Less allowance for credit losses	(224,314)
Net loans and leases	$32,567,661

	December 31
(Dollars in thousands)	2019	2018
Non-PCI loans and leases:
Commercial:
Construction and land development	$1,013,454	$757,854
Commercial mortgage	12,282,635	10,717,234
Other commercial real estate	542,028	426,985
Commercial and industrial and leases	4,403,792	3,938,730
Other	310,093	296,424
Total commercial loans	18,552,002	16,137,227
Noncommercial:
Residential mortgage	5,293,917	4,265,687
Revolving mortgage	2,339,072	2,542,975
Construction and land development	357,385	257,030
Consumer	1,780,404	1,713,781
Total noncommercial loans	9,770,778	8,779,473
Total non-PCI loans and leases	$28,322,780	$24,916,700
PCI loans	$558,716	$606,576
Total loans and leases	28,881,496	25,523,276
Less allowance for credit losses	(225,141)	(223,712)
Net loans and leases	$28,656,355	$25,299,564

Allowance for Credit Losses
During January 2020, we adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which changed the methodology, accounting policies, and inputs used in determining the ACL. Refer to Note A, Accounting Policies and Basis of Presentation, in the Notes to Consolidated Financial Statements for a discussion of the methodology used in the determination of the ACL, as well as further information about the adoption, under the "Recently Issued Accounting Pronouncements" section.
The ACL was $224.3 million at December 31, 2020, compared to $225.1 million and $223.7 million at December 31, 2019 and 2018, respectively. The ACL as a percentage of total loans and leases was 0.68% at December 31, 2020, compared to 0.78% and 0.88% at December 31, 2019 and 2018, respectively. The ACL as a percentage of total loans and leases excluding SBA-PPP loans, which have no associated ACL, was 0.74% at December 31, 2020.
Upon adoption of ASC 326 on January 1, 2020, BancShares recorded a net decrease of $37.9 million in the ACL which included a decrease of $56.9 million in the ACL on non-PCD loans, partially offset by an increase of $19.0 million in the ACL on PCD loans. The decrease in the ACL on non-PCD loans was primarily in the commercial segments as these portfolios have exhibited strong historical credit performance and have relatively short average lives. This decrease was partially offset by an increase in the consumer segments due to their longer average lives. The increase in the ACL on PCD loans was primarily the result of reallocating credit discount from loan balances into the ACL. At the time of adoption of ASC 326, the scope and severity of the COVID-19 pandemic and the related impacts were unknown. The economic forecasts did not project the impacts of the recession.
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended December 31, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $36.1 million reserve build due to the potential economic impact of COVID-19 and its estimated potential impact on credit losses. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a reasonable and supportable forecast period of two years. Assumptions revert to the long term historic averages over a one year period. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our model results consider baseline, adverse and upside scenarios. To calculate the ACL, we utilized the baseline scenario, which considers government stimulus and incorporates significant improvements to the most significant forecast assumptions when compared on the COVID-19-impacted levels from early in 2020.
As of December 31, 2020, the baseline forecast utilized the following significant inputs over the two-year reasonable and supportable forecast period:
Unemployment - Rates are projected to remain elevated, and will generally decrease to just below 6% by the end of 2022.
GDP Growth - Peak growth of 3.6% in the first quarter of 2021, primarily decreasing to under 3% in late 2022.
Home Pricing Index - Growth rates below 1% in early 2021 which increase to close to 4% in late 2022.
Commercial Real Estate Index - Forecasted downturn beginning 1Q21 with a maximum 20.7% drop by the end of 2021, and then slowly improving towards positive growth.
The model result was calibrated using management’s expectation of borrower performance based upon COVID-19 residual risk by industry. These loss estimates were also influenced by strong credit quality, low net charge-offs and recent credit trends, which remained relatively stable through the period ended December 31, 2020.
At December 31, 2020, the ACL on non-PCD loans and leases was $200.3 million, or 0.62% of non-PCD loans and leases, compared to $217.6 million, or 0.77%, at December 31, 2019, and $214.6 million, or 0.86%, at December 31, 2018. The ACL as a percentage of non-PCD loans and leases excluding SBA-PPP loans was 0.67% at December 31, 2020. Aside from SBA-PPP loans, which have no allowance, the decrease since December 31, 2019 was primarily due to the adoption of ASC 326, partially offset by the forecasted potential economic impact of the COVID-19 pandemic on expected credit losses. The adoption of ASC 326 resulted in a decrease of 18 basis points, while the COVID-19 reserve build resulted in an increase of 11 basis points.
In the period after adoption of ASC 326, the ACL on commercial portfolios increased $26.0 million, with the largest share of the increase within the non-owner occupied commercial real estate as this portfolio contained industries hardest hit by the pandemic such as hospitality, lessors and retail. The ACL on consumer portfolios increased $13.6 million, with the largest increase within residential mortgages, due to loan growth during the year.
At December 31, 2020, the ACL on PCD loans totaled $24.0 million compared to $7.5 million at December 31, 2019 and $9.1 million, at December 31, 2018. The increase was primarily due the adoption of ASC 326, partially offset by loan payoffs.

At December 31, 2020, the ACL on unfunded commitments was $12.8 million compared to $1.1 million at December 31, 2019 and $1.1 million, at December 31, 2018. The increase was primarily due the adoption of ASC 326.
Table 12 provides details of the ACL, provision components and net charge-off ratio by loan class for the past three years.
Table 12
ALLOWANCE FOR CREDIT LOSSES

	Year ended December 31, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Allowance for credit losses:
Balance at December 31, 2019	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1, 2020	2,152	17,128	11,562	23,973	35,350	23,367	1,418	5,392	40,338	26,537	187,217
Provision (credits)	4,301	6,729	12,917	13,816	9,684	1,134	266	6,297	10,410	(7,202)	58,352
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	(138)	(593)	(1,951)	(14,904)	(1,653)	(1,662)	(70)	(3,646)	(17,188)	(3,300)	(45,105)
Recoveries	431	401	124	4,894	717	1,918	117	1,417	5,879	6,759	22,657
Balance at December 31, 2020	$6,746	$23,665	$22,652	$27,779	$44,098	$24,757	$1,731	$9,460	$39,439	$23,987	$224,314

Net charge-off ratio	(0.03)%	—%	0.06%	0.21%	0.02%	(0.01)%	(0.01)%	0.18%	2.06%	(0.67)%	0.07%
Net charge-offs	$(293)	$192	$1,827	$10,010	$936	$(256)	$(47)	$2,229	$11,309	$(3,459)	$22,448
Average loans	1,017,595	10,418,447	2,995,382	4,881,884	5,382,045	2,122,144	355,368	1,207,820	550,223	517,121	31,417,256

	Years ended December 31, 2019 and 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	PCI	Total
Allowance for credit losses:
Balance at January 1, 2019	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Provision (credits)	(2,171)	2,384	(285)	14,212	(754)	3,481	(788)	359	16,611	(1,608)	31,441
Charge-offs	(196)	(1,096)	—	(13,352)	(100)	(1,137)	(2,584)	—	(24,562)	—	(43,027)
Recoveries	310	596	15	2,894	869	416	1,212	—	6,703	—	13,015
Balance at December 31, 2019	$33,213	$45,335	$2,211	$59,374	$2,236	$18,232	$19,702	$2,709	$34,593	$7,536	$225,141
Net charge-off ratio	(0.01)%	—%	—%	0.26%	(0.26)%	0.02%	0.06%	—%	1.03%	—%	0.11%
Net charge-offs	$(114)	$500	$(15)	$10,458	$(769)	$721	$1,372	$—	$17,859	$—	$30,012
Average loans	817,633	11,240,281	495,737	4,024,300	297,849	4,709,971	2,430,788	302,118	1,739,693	537,131	26,595,501

Balance at January 1, 2018	24,470	45,005	4,571	59,824	4,689	15,706	22,436	3,962	31,204	10,026	221,893
Provision (credits)	10,533	(1,490)	(2,171)	2,511	(2,827)	897	1,112	(1,520)	22,187	(765)	28,467
Charge-offs	(44)	(1,140)	(69)	(10,211)	(130)	(1,689)	(3,235)	(219)	(22,817)	(117)	(39,671)
Recoveries	311	1,076	150	3,496	489	558	1,549	127	5,267	—	13,023
Balance at December 31, 2018	$35,270	$43,451	$2,481	$55,620	$2,221	$15,472	$21,862	$2,350	$35,841	$9,144	$223,712
Net charge-off ratio	(0.04)%	—%	(0.02)%	0.18%	(0.12)%	0.03%	0.06%	0.04%	1.10%	0.02%	0.11%
Net charge-offs	$(267)	$64	$(81)	$6,715	$(359)	$1,131	$1,686	$92	$17,550	$117	$26,648
Average loans	717,668	10,255,531	443,956	3,732,452	298,364	3,903,796	2,610,110	249,488	1,601,226	671,128	24,483,719

Table 13 provides trends of the ACL ratios for the past three years.
Table 13
ALLOWANCE FOR CREDIT LOSSES RATIOS

(Dollars in thousands)	2020	2019	2018
Allowance for credit losses to total loans and leases:	0.68%	0.78%	0.88%
Allowance for credit losses	$224,314	$225,141	$223,712
Total loans and leases	32,791,975	28,881,496	25,523,276
Allowance for credit losses to non-PCD loans and leases:	0.62%	0.77%	0.86%
Allowance for credit losses on non-PCD loans and leases	$200,327	$217,605	$214,568
Total non-PCD loans and leases	32,329,093	28,322,780	24,916,700
Allowance for credit losses to PCD loans:	5.18%	1.35%	1.51%
Allowance for credit losses on PCD loans	$23,987	$7,536	$9,144
Total PCD loans	462,882	558,716	606,576

Table 14 details the allocation of the ACL among the various loan types. See Note E, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements for additional disclosures regarding the ACL.
Table 14
ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	December 31
	2020
(dollars in thousands)	Allowance for credit losses	Percent of loans to total loans
Non-PCI loans and leases
Commercial:
Construction and land development	$6,746	3.0%
Owner occupied commercial mortgage	23,665	34.0
Non-owner occupied commercial mortgage	22,652	9.1
Commercial and industrial and leases	27,779	15.3
SBA-PPP	—	7.3
Total commercial loans and leases	80,842	68.7
Consumer:
Residential mortgage	44,098	17.0
Revolving mortgage	24,757	6.3
Construction and land development	1,731	1.1
Consumer auto	9,460	3.8
Consumer other	39,439	1.7
Total consumer loans	119,485	29.9
Total non-PCD loans and leases	200,327	98.6
PCD loans	23,987	1.4
Total loans and leases	$224,314	100.0%

	December 31
	2019		2018
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Non-PCI loans and leases
Commercial:
Construction and land development	$33,213	3.5%	$35,270	3.0%
Commercial mortgage	45,335	42.5	43,451	42.0
Other commercial real estate	2,211	1.9	2,481	1.7
Commercial and industrial and leases	59,374	15.3	55,620	15.3
Other	2,236	1.1	2,221	1.2
Total commercial loans and leases	142,369	64.3	139,043	63.2
Noncommercial:
Residential mortgage	18,232	18.3	15,472	16.7
Revolving mortgage	19,702	8.1	21,862	10.0
Construction and land development	2,709	1.2	2,350	1.0
Consumer	34,593	6.2	35,841	6.7
Total noncommercial loans	75,236	33.8	75,525	34.4
Total non-PCI loans and leases	217,605	98.1	214,568	97.6
PCI loans	7,536	1.9	9,144	2.4
Total loans and leases	$225,141	100.0%	$223,712	100.0%

Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”) resulting from both non-PCD and PCD loans. Non-PCD loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectable. When non-PCD loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. Non-PCD loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time as to both principal and interest and there is no longer concern as to the collectability of principal and interest. Accretion of income for PCD loans is discontinued when we are unable to estimate the amount or timing of cash flows. PCD loans may begin or resume accretion of income when information becomes available that allows us to estimate the amount and timing of future cash flows.
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
Since OREO is carried at the lower of cost or market value, less estimated selling costs, book value adjustments are only recorded when fair values have declined. Decisions regarding write-downs are based on factors including appraisals, previous offers received on the property, market conditions and the number of days the property has been on the market.
Table 15 provides details on nonperforming assets and other risk elements.
Table 15
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2020	2019	2018
Nonaccrual loans and leases:
Non-PCD	$136,544	$114,946	$84,546
PCD	54,939	6,743	1,276
Total nonaccrual loans	191,483	121,689	85,822
Other real estate owned	50,890	46,591	48,030
Total nonperforming assets	$242,373	$168,280	$133,852

Accruing loans and leases 90 days or more past due:
Non-PCD	$5,507	$3,291	$2,888
PCD	355	24,257	37,020

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.74	0.58	0.52
Ratio of nonaccrual loans and leases to total loans and leases	0.58	0.42	0.34
Ratio of allowance for credit losses to nonaccrual loans and leases	117.1	185.0	260.7
The increase in nonaccrual loans and leases was impacted by the dissolution of PCI loan pools under the adoption of ASC 326 as those nonaccrual loans within performing PCI pools were previously excluded from reporting. As of December 31, 2020, there were $24.9 million of nonaccrual loans that had been released from performing PCI pools. The remaining increase in nonaccrual loans was primarily due to increases within our acquired residential real estate loan portfolio. The credit quality of the portfolio remains in line with our risk tolerances and management is actively monitoring any potential increases in portfolio risk due to COVID-19.

Troubled Debt Restructurings
A loan is considered a troubled debt restructuring (“TDR”) when both of the following occur: (1) a modification to a borrower’s debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include deferrals of interest, modifications of payment terms, or, in certain limited instances, forgiveness of principal or interest. Acquired loans are classified as TDRs if a modification is made subsequent to acquisition. We further classify TDRs as performing and nonperforming. Performing TDRs accrue interest at the time of restructure and continue to perform based on the restructured terms. Nonperforming TDRs do not accrue interest and are included with other nonperforming assets within nonaccrual loans and leases in Table 14 above.
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
Table 16 provides further details on performing and nonperforming TDRs for the last three years.
Table 16
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2020	2019	2018
Accruing TDRs:
Non-PCD	$139,747	$111,676	$108,992
PCD	17,617	17,074	18,101
Total accruing TDRs	$157,364	$128,750	$127,093
Nonaccruing TDRs:
Non-PCD	43,470	42,331	28,918
PCD	7,346	111	119
Total nonaccruing TDRs	$50,816	$42,442	$29,037
All TDRs:
Non-PCD	183,217	154,007	137,910
PCD	24,963	17,185	18,220
Total TDRs	$208,180	$171,192	$156,130
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $27.31 billion at December 31, 2020, compared to $22.83 billion at December 31, 2019. The $4.48 billion increase was due to an increase in interest-bearing deposits of $3.91 billion and an increase in total borrowings of $562.8 million.
Deposits
At December 31, 2020, total deposits were $43.43 billion, an increase of $9.00 billion, or 26.1%, since 2019. This growth includes estimated deposits of $0.93 billion related to the SBA-PPP and deposits from acquisitions of $203.2 million. Excluding the impact of these deposits, total deposits increased $7.87 billion since December 31, 2019, or by 22.9%.

Table 17 provides deposit balances as of December 31, 2020 and 2019.
Table 17
DEPOSITS

	December 31
(Dollars in thousands)	2020	2019
Demand	$18,014,029	$12,926,796
Checking with interest	10,591,687	8,284,302
Money market	8,632,713	6,817,752
Savings	3,304,167	2,564,777
Time	2,889,013	3,837,609
Total deposits	$43,431,609	$34,431,236
Due to our focus on maintaining a strong liquidity position, core deposit retention remains a key business objective. We believe that traditional bank deposit products remain an attractive option for many customers, but as economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth is significantly dependent on our success retaining existing deposits and generating new deposits at a reasonable cost.
Table 18 provides the expected maturity of time deposits in excess of $250 thousand, the FDIC insurance limit, as of December 31, 2020.
Table 18
MATURITIES OF TIME DEPOSITS IN EXCESS OF $250,000

	December 31
(Dollars in thousands)	2020	2019
Time deposits maturing in:
Three months or less	$136,200	$245,743
Over three months through six months	118,496	164,335
Over six months through 12 months	86,260	200,199
More than 12 months	311,956	209,941
Total	$652,912	$820,218
We estimate total uninsured deposits were $18.02 billion and $12.31 billion at December 31, 2020 and 2019, respectively.
Borrowings
At December 31, 2020, total borrowings were $1.89 billion compared to $1.33 billion at December 31, 2019. The $562.8 million increase was primarily due to an increase in subordinated debt of $341.1 million and an increase of $198.5 million in securities sold under customer repurchase agreements.
Table 19
BORROWINGS

	December 31
(Dollars in thousands)	2020	2019
Securities sold under customer repurchase agreements	$641,487	$442,956
Federal Home Loan Bank borrowings	655,175	572,185
Subordinated debt
SCB Capital Trust I	9,779	9,739
FCB/SC Capital Trust II	17,664	17,532
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	14,433	14,433
3.375 %Fixed-to-Floating Rate Subordinated Notes due 2030	346,541	—
Other subordinated debt	27,956	33,563
Total subordinated debt	504,518	163,412
Other borrowings	88,470	148,318
Total borrowings	$1,889,650	$1,326,871

BancShares owns four special purpose entities – SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III, and Macon Capital Trust I (the “Trusts”), which mature in 2034, 2034, 2036 and 2034, respectively. Subordinated debentures included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
On March 4, 2020, we completed a public offering of $350 million aggregate principal amount of our 3.375% Fixed-to-Floating Rate Subordinated Notes due 2030 and redeemable starting with the interest payment due March 15, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required under the rules of the Federal Reserve, or earlier upon the occurrence of certain events.
Commitments and Contractual Obligations
Table 20 identifies significant obligations and commitments as of December 31, 2020 representing required and potential cash outflows. See Note T, Commitments and Contingencies, for additional information regarding total commitments. Loan commitments and standby letters of credit are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.
Table 20
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$1,844,860	$791,788	$110,868	$141,497	$2,889,013
Short-term borrowings	641,487	—	—	—	641,487
Long-term obligations	10,000	224,209	13,644	1,000,310	1,248,163
Estimated payment to settle FDIC clawback liability	15,888	—	—	—	15,888
Total contractual obligations	$2,512,235	$1,015,997	$124,512	$1,141,807	$4,794,551
Commitments:
Loan commitments	$6,043,887	$2,065,797	$692,086	$3,296,647	$12,098,417
Standby letters of credit	114,042	15,572	45	160	129,819
Affordable housing partnerships	27,423	22,751	2,526	1,039	53,739
Total commitments	$6,185,352	$2,104,120	$694,657	$3,297,846	$12,281,975
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
During 2020, BancShares repurchased a total of 813,090 shares of Class A common stock, or 8.4% of outstanding Class A shares as of December 31, 2019, for $333.8 million at an average cost per share of $410.48. During 2019, BancShares repurchased a total of 998,910 shares of Class A common stock, or 9.4% of outstanding Class A shares of as of December 31, 2018, for $450.8 million at an average cost per share of $451.33. All share repurchases were executed under previously approved authorities.
Upon expiration of the most recent share repurchase authorization on July 31, 2020, share repurchase activity has ended and will be reevaluated in subsequent periods.
During 2020 and 2019, the share repurchases included 45,000 and 100,000 shares, respectively, of Class A common stock purchased from Ella Anna Holding, as trustee of her revocable trust. Mrs. Holding is the widow of BancShares’ former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, our Chairman and Chief Executive Officer and Vice Chairman, respectively.

Table 21 provides information on capital adequacy for BancShares and FCB as of December 31, 2020 and 2019.
Table 21
ANALYSIS OF CAPITAL ADEQUACY

		December 31, 2020		December 31, 2019
(Dollars in thousands)	Requirements to be well-capitalized	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$4,577,212	13.81%	$3,731,501	12.12%
Tier 1 risk-based capital	8.00	3,856,086	11.63	3,344,305	10.86
Common equity Tier 1	6.50	3,516,149	10.61	3,344,305	10.86
Tier 1 leverage capital(1)	5.00	3,856,086	7.86	3,344,305	8.81
FCB
Risk-based capital ratios
Total risk-based capital	10.00	4,543,496	13.72	3,837,670	12.46
Tier 1 risk-based capital	8.00	4,276,870	12.92	3,554,974	11.54
Common equity Tier 1	6.50	4,276,870	12.92	3,554,974	11.54
Tier 1 leverage capital(2)	5.00	4,276,870	8.72	3,554,974	9.38
(1)The SBA-PPP program added $2.41 billion in outstanding loan balances and consequently decreased BancShares’ Tier 1 leverage ratio by 59 bps; BancShares’ Tier 1 leverage ratio would be estimated at 8.45% at December 31, 2020 without the impact of the SBA PPP program.
(2) The SBA-PPP program added $2.41 billion in outstanding loan balances and consequently decreased FCB’s Tier 1 leverage ratio by 65 bps; FCB’s Tier 1 leverage ratio would be estimated at 9.37% at December 31, 2020 without the impact of the SBA PPP program.

BancShares and FCB are required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies have approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015. Under Basel III, requirements include total risk-based capital ratio minimum of 8.00%, Tier 1 risk-based capital minimum of 6.00%, a common equity Tier 1 ratio minimum of 4.50%, and Tier 1 leverage capital ratio minimum of 4.00%. Failure to meet minimum capital requirements may result in certain actions by regulators which could have a direct material effect on the consolidated financial statements.
BancShares and FCB both remain well-capitalized under Basel III capital requirements. BancShares and FCB had capital conservation buffers of 5.63% and 5.72%, respectively, at December 31, 2020. These buffers exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.
At December 31, 2020, BancShares and FCB had $128.5 million and $24.0 million, respectively, of trust preferred capital securities and $377.5 million and $27.5 million, respectively, of qualifying subordinated debentures included in Tier 2 capital. At December 31, 2019, BancShares and FCB had $128.5 million and $24.0 million, respectively, of trust preferred capital securities and $32.5 million of qualifying subordinated debentures included in Tier 2 capital. Under current regulatory guidelines, when subordinated debentures are within five years of scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20% for each year until the debt matures. Once the debt is within one year of its scheduled maturity date, no amount of the debt is allowed to be included in Tier 2 capital.
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
We are actively monitoring our loan portfolio for areas of increased risk as a result of COVID-19. As of December 31, 2020, COVID-19 related loan extensions decreased to approximately $230.6 million in outstanding loan balances, representing approximately $6.3 million in payment deferrals. Through December 31, 2020, over 97% of all COVID-19 related loan extensions have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio. We have not seen significant declines in overall credit quality, though the impact of the SBA-PPP and payment extensions could be delaying signs of credit deterioration.
Additionally, we are participating in the SBA-PPP program, which provided much needed funds to our existing small business customers, and we continue to assess both the credit and operational risks this program presents. BancShares originated approximately 23,000 SBA-PPP loans with an outstanding balance of $2.41 billion at December 31, 2020.
Our ACL estimate for the year ended December 31, 2020, included extensive reviews of the changes in credit risk associated with the uncertainties around economic forecasts and the overall economic impact of COVID-19. Expected loss estimates within each portfolio considered the potential impact of slower economic activity with elevated unemployment, as well as potential mitigating impact from the government stimulus and loan modification programs. These loss estimates additionally considered BancShares industry risk, historically strong credit quality and actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen significant deterioration from COVID-19 as of December 31, 2020.
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

We have historically carried a significant concentration of real estate secured loans but actively mitigate exposure through underwriting policies which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2020, loans secured by real estate were $23.56 billion, or 71.8%, of total loans and leases compared to $22.38 billion, or 77.5% at December 31, 2019, and $19.57 billion, or 76.7%, at December 31, 2018.
Similar to our branch footprint, the collateral of loans secured by real estate is concentrated within North Carolina and South Carolina. At December 31, 2020, real estate located in North Carolina and South Carolina represented 37.0% and 15.8%, respectively, of all real estate used as collateral.
Table 22 provides the geographic distribution of real estate collateral by state.
Table 22
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2020
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	37.0
South Carolina	15.8
California	10.5
Florida	7.5
Georgia	6.7
Virginia	6.2
Washington	3.4
Texas	2.7
Tennessee	1.6
All other locations	8.6
Among real estate secured loans, our revolving mortgage loans (“Home Equity Lines of Credit” or “HELOCs”) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our HELOCs are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. HELOCs secured by real estate were $2.09 billion, or 6.4%, of total loans at December 31, 2020, compared to $2.38 billion, or 8.2%, at December 31, 2019, and $2.59 billion, or 10.2%, at December 31, 2018.
Except for loans acquired through mergers and acquisitions, we have not purchased HELOCs in the secondary market, nor have we originated these loans to customers outside of our market areas. All originated HELOCs were underwritten by us based on our standard lending criteria. The HELOC portfolio consists of variable rate lines of credit which allow customer draws during a specified period of the line of credit, with a portion switching to an amortizing term following the draw period. Approximately 80.9% of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 37.3% of the loan balances outstanding are secured by senior collateral positions while the remaining 62.7% are secured by junior liens.
We actively monitor the portion of our HELOCs in the interest-only period and when they will mature. Approximately 87.5% of outstanding balances at December 31, 2020, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5% of the outstanding balance, or $100. When HELOCs switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. We have not experienced a significant increase in defaults as a result of these increased payments. In the normal course of business, the bank will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.
Loans and leases to borrowers in medical, dental or related fields were $5.54 billion as of December 31, 2020, which represents 16.9% of total loans and leases, compared to $5.16 billion or 17.9% of total loans and leases at December 31, 2019, and $4.98 billion or 21.1% of total loans and leases at December 31, 2018. The credit risk of this industry concentration is mitigated through our underwriting policies which emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10% of total loans and leases outstanding at December 31, 2020.

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
Table 23 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of December 31, 2020 and 2019.
Table 23
NET INCOME SENSITIVITY SIMULATION ANALYSIS

	Estimated (decrease) increase in net interest income
Change in interest rate (basis points)	December 31, 2020	December 31, 2019
-100	(6.24)%	(8.00)%
+100	8.09	1.30
+200	14.57	0.01
Net interest income sensitivity metrics at December 31, 2020, compared to December 31, 2019, were primarily affected by an influx of non-maturity deposits during the year, following the onset of the COVID-19 pandemic, which helped boost overnight investments and improve sensitivity to rising interest rate shocks.
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
Table 24 presents the EVE profile as of December 31, 2020 and 2019.
Table 24
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated (decrease) increase in EVE
Change in interest rate (basis points)	December 31, 2020	December 31, 2019
-100	(21.20)%	(8.25)%
+100	12.18	(0.03)
+200	15.71	(4.80)
The economic value of equity metrics at December 31, 2020, compared to December 31, 2019, saw improvement when measured against moderate rising rate shocks due largely to the same factors that impacted net interest income sensitivity.
We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk.

Table 25 provides loan maturity distribution information.
Table 25
LOAN MATURITY DISTRIBUTION

	At December 31, 2020, maturing
(Dollars in thousands)	Within One Year	One to Five Years	Five to 15 Years	After 15 years	Total
Commercial:
Construction and land development	$250,382	$331,498	$307,768	$95,776	$985,424
Owner occupied commercial mortgage	572,611	3,311,479	6,857,005	423,917	11,165,012
Non-owner occupied commercial mortgage	257,558	1,289,739	1,385,624	54,768	2,987,689
Commercial and industrial and leases	1,024,974	2,502,099	1,475,041	11,530	5,013,644
SBA-PPP	—	2,406,291	—	—	2,406,291
Total commercial loans and leases	2,105,525	9,841,106	10,025,438	585,991	22,558,060
Consumer:
Residential mortgage	145,012	454,419	1,334,611	3,627,644	5,561,686
Revolving mortgage	78,774	400,154	155,984	1,417,942	2,052,854
Construction and land development	33,709	84,692	15,450	214,272	348,123
Consumer auto	10,521	629,433	615,448	—	1,255,402
Consumer other	342,512	128,717	40,968	40,771	552,968
Total consumer loans	610,528	1,697,415	2,162,461	5,300,629	9,771,033
PCD loans	65,754	116,227	181,640	99,261	462,882
Total loans and leases	$2,781,807	$11,654,748	$12,369,539	$5,985,881	$32,791,975
Table 26 provides information regarding the sensitivity of loans and leases to changes in interest rates.
Table 26
LOAN INTEREST RATE SENSITIVITY

	Loans maturing after one year with
(Dollars in thousands)	Fixed interest rates	Variable interest rates
Commercial:
Construction and land development	$473,204	$261,838
Owner occupied commercial mortgage	9,779,082	813,319
Non-owner occupied commercial mortgage	2,322,234	407,897
Commercial and industrial and leases	3,551,690	436,980
SBA-PPP	2,406,291	—
Total commercial loans and leases	18,532,501	1,920,034
Consumer:
Residential mortgage	2,322,787	3,093,887
Revolving mortgage	41,232	1,932,848
Construction and land development	104,648	209,766
Consumer auto	1,244,881	—
Consumer other	124,526	85,930
Total consumer loans	3,838,074	5,322,431
PCD loans	188,458	208,670
Total loans and leases	$22,559,033	$7,451,135
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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our branch-generated deposit portfolio due to the generally stable balances and low cost. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank and various other correspondent bank accounts and unencumbered securities, which totaled $9.63 billion at December 31, 2020, compared to $3.57 billion at December 31, 2019. Another source of available funds is advances from the FHLB of Atlanta and Chicago. Outstanding FHLB advances were $655.2 million as of December 31, 2020, and we had sufficient collateral pledged to secure $7.99 billion of additional borrowings. Further, in the current year, $4.10 billion in non-PCD loans with a lendable collateral value of $3.32 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds and other credit lines, which had $598.0 million of available capacity at December 31, 2020.
FOURTH QUARTER ANALYSIS
For the quarter ended December 31, 2020, net income was $138.1 million compared to $101.9 million for the corresponding quarter of 2019, an increase of $36.2 million or 35.5%. The increase was primarily the result of higher net interest income, higher noninterest income and lower provision expense, partially offset by higher noninterest expense. Earnings per share were $13.59 for the fourth quarter of 2020 compared to $9.55 for the same period a year ago.
Net interest income was $358.7 million, an increase of $31.6 million, or 9.7%, compared to the fourth quarter of 2019. The increase was primarily due to higher loan interest income driven by SBA-PPP loans, and organic loan growth and lower rates paid on interest-bearing liabilities. SBA-PPP loans contributed $42.2 million in interest and fee income during the quarter. This favorable impact was partially offset by a decline in investment securities interest income as a result of lower yields.
The taxable-equivalent net interest margin for the fourth quarter of 2020 was 3.02%, a decrease of 57 basis points from 3.59% in the same quarter in the prior year. The margin decline was primarily due to a lower yield on interest-earning assets, partially offset by a decline in rates paid on deposits and borrowings.
Income tax expense was $36.6 million in the fourth quarter of 2020, up from $29.7 million in the fourth quarter of 2019. The increase in income tax expense was a result of higher gross earnings, partially offset by a $3.5 million decrease due to BancShares’ decision to utilize an allowable alternative for computing its 2020 federal income tax liability. An allowable alternative provides BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax. The effective tax rates were 21.0% and 22.5% during each of these respective periods. Without the alternative, the effective tax rate would have been approximately 23.0% for the fourth quarter.
Provision for credit losses was $5.4 million during the fourth quarter of 2020, compared to $7.7 million for the fourth quarter of 2019. The $2.3 million decrease was primarily due to limited movement in credit quality metrics and continued low net charge-offs. The net charge-off ratio was 0.07% for the fourth quarter of 2020, compared to 0.11% for the fourth quarter of 2019.
Noninterest income was $126.8 million for the fourth quarter of 2020, an increase of $22.4 million from the same period of 2019. The increase was primarily driven by an $11.8 million increase in marketable equity securities gains, a $6.5 million increase in mortgage income and a $5.0 million increase in gain on sale of investment securities available for sale. These increases were partially offset by a decrease of $4.3 million in service charges on deposit accounts.
Noninterest expense was $305.4 million for the fourth quarter of 2020, an increase of $13.1 million from the same quarter last year, largely due to an $8.7 million increase in personnel expense, primarily related to merit increases as well as personnel additions from acquisitions, a $3.8 million increase in occupancy expense, primarily due to enhanced cleaning and sanitation efforts in response to the COVID-19 pandemic, and a $3.7 million increase in processing fees paid to third parties.
Table 26 provides quarterly information for each quarter in 2020 and 2019. Table 27 provides the taxable equivalent rate/volume variance analysis between the fourth quarter of 2020 and 2019.

Table 27
SELECTED QUARTERLY DATA

	2020				2019(1)
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$376,876	$374,334	$363,257	$369,559	$354,048	$362,318	$350,721	$336,924
Interest expense	18,160	20,675	25,863	31,159	26,924	25,893	23,373	16,452
Net interest income	358,716	353,659	337,394	338,400	327,124	336,425	327,348	320,472
Provision for credit losses	5,403	4,042	20,552	28,355	7,727	6,766	5,198	11,750
Net interest income after provision for credit losses	353,313	349,617	316,842	310,045	319,397	329,659	322,150	308,722
Noninterest income	126,765	120,572	165,402	64,011	104,393	100,930	106,875	103,663
Noninterest expense	305,373	291,662	291,679	299,971	292,262	270,425	273,397	267,657
Income before income taxes	174,705	178,527	190,565	74,085	131,528	160,164	155,628	144,728
Income taxes	36,621	35,843	36,779	16,916	29,654	35,385	36,269	33,369
Net income	138,084	142,684	153,786	57,169	101,874	124,779	119,359	111,359
Net income available to common shareholders	$133,448	$138,048	$148,996	$57,169	$101,874	$124,779	$119,359	$111,359
Net interest income, taxable equivalent	$359,370	$354,256	$337,965	$339,174	$328,045	$337,322	$328,201	$321,372
PER COMMON SHARE DATA
Net income	$13.59	$14.03	$14.74	$5.46	$9.55	$11.27	$10.56	$9.67
Cash dividends on common shares	0.47	0.40	0.40	0.40	0.40	0.40	0.40	0.40
Market price at period end (Class A)	574.27	318.78	405.02	332.87	532.21	471.55	450.27	407.20
Book value at period-end	396.21	380.43	367.57	351.90	337.38	327.86	319.74	309.46
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$49,557,803	$48,262,155	$45,553,502	$40,648,806	$38,326,641	$37,618,836	$37,049,030	$35,625,885
Investment securities	9,889,124	9,930,197	8,928,467	7,453,159	7,120,023	6,956,981	6,803,570	6,790,671
Loans and leases(2)	32,964,390	32,694,996	31,635,958	29,098,101	27,508,062	26,977,476	26,597,242	25,515,988
Interest-earning assets	46,922,823	45,617,376	42,795,781	38,004,341	36,032,680	35,293,979	34,674,842	33,432,162
Deposits	43,123,312	41,905,844	39,146,415	34,750,061	33,295,141	32,647,264	32,100,210	30,802,567
Interest-bearing liabilities	26,401,222	25,591,707	24,407,285	23,153,777	20,958,943	20,551,393	20,397,445	19,655,434
Securities sold under customer repurchase agreements	684,311	710,237	659,244	474,231	495,804	533,371	556,374	538,162
Other short-term borrowings	—	—	45,549	157,759	28,284	23,236	40,513	—
Long-term borrowings	1,250,682	1,256,331	1,275,928	961,132	467,223	384,047	371,843	344,225
Common shareholders' equity	3,786,158	3,679,138	3,648,284	3,625,975	3,570,872	3,580,235	3,546,041	3,509,746
Shareholders' equity	$4,126,095	$4,019,075	$3,988,225	$3,682,634	$3,570,872	$3,580,235	$3,546,041	$3,509,746
Common shares outstanding	9,816,405	9,836,629	10,105,520	10,473,119	10,708,084	11,060,462	11,286,520	11,519,008
SELECTED QUARTER-END BALANCES
Total assets	$49,957,680	$48,666,873	$47,866,194	$41,594,453	$39,824,496	$37,748,324	$37,655,094	$35,961,670
Investment securities	9,922,905	9,860,594	9,508,476	8,845,197	7,173,003	7,167,680	6,695,578	6,914,513
Loans and leases	32,791,975	32,845,144	32,418,425	29,240,959	28,881,496	27,196,511	26,728,237	25,463,785
Deposits	43,431,609	42,250,606	41,479,245	35,346,711	34,431,236	32,743,277	32,719,671	31,198,093
Securities sold under customer repurchase agreements	641,487	693,889	740,276	540,362	442,956	522,195	544,527	508,508
Other short-term borrowings	—	—	—	105,000	295,277	—	—	—
Long-term borrowings	1,248,163	1,252,016	1,258,719	1,297,132	588,638	453,876	369,854	341,108
Shareholders' equity	$4,229,268	$4,074,414	$3,991,444	$3,957,520	$3,586,184	$3,568,482	$3,574,613	$3,523,309
Common shares outstanding	9,816,405	9,816,405	9,934,105	10,280,105	10,629,495	10,884,005	11,179,905	11,385,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.11%	1.18%	1.36%	0.57%	1.05%	1.32%	1.29%	1.27%
Rate of return on average shareholders’ equity (annualized)	14.02	14.93	16.43	6.34	11.32	13.83	13.50	12.86
Net yield on interest-earning assets (taxable equivalent)	3.02	3.06	3.14	3.55	3.59	3.77	3.77	3.86
Allowance for credit losses to total loans and leases:
PCD	5.18	5.07	5.07	4.80	1.35	1.34	1.51	1.61
Non-PCD	0.62	0.61	0.61	0.64	0.77	0.82	0.83	0.88
Total	0.68	0.68	0.69	0.72	0.78	0.83	0.85	0.90
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.74	0.73	0.77	0.79	0.58	0.57	0.56	0.53
Total risk-based capital ratio	13.81	13.70	13.63	13.65	12.12	13.09	13.34	14.02
Tier 1 risk-based capital ratio	11.63	11.48	11.38	11.43	10.86	11.80	12.03	12.69
Tier 1 common equity ratio	10.61	10.43	10.32	10.36	10.86	11.80	12.03	12.69
Tier 1 leverage capital ratio	7.86	7.80	8.07	8.98	8.81	9.18	9.35	9.80
Dividend payout ratio	3.46	2.85	2.71	7.33	4.19	3.55	3.79	4.14
Average loans and leases to average deposits	76.44	78.02	80.81	83.74	82.62	82.63	82.86	82.84
(1) We adopted ASC Topic 326 (“CECL”) utilizing the modified retrospective approach. We did not restate selected financial data for the quarters prior to 2020 presented above.
(2) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Table 28
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2020			2019			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands, taxable equivalent)	Balance	Expense	Rate(2)	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases(1)	$32,964,390	$345,300	4.12%	$27,508,062	$308,832	4.42%	$66,088	$(29,620)	$36,468
Investment securities:
U.S. Treasury	526,072	250	0.19	595,515	3,706	2.47	(441)	(3,015)	(3,456)
Government agency	695,757	1,574	0.90	659,857	4,224	2.56	230	(2,880)	(2,650)
Mortgage-backed securities	7,981,834	21,130	1.06	5,563,653	29,964	2.15	13,286	(22,120)	(8,834)
Corporate bonds	591,780	7,657	5.18	172,424	2,165	5.02	5,266	226	5,492
Other investments	93,681	600	2.55	128,574	653	2.02	(174)	121	(53)
Total investment securities	9,889,124	31,211	1.26	7,120,023	40,712	2.29	18,167	(27,668)	(9,501)
Overnight investments	4,069,309	1,019	0.10	1,404,595	5,425	1.53	10,248	(14,654)	(4,406)
Total interest-earning assets	46,922,823	$377,530	3.17%	36,032,680	$354,969	3.89%	$94,503	$(71,942)	$22,561
Cash and due from banks	325,890			255,963
Premises and equipment	1,262,831			1,229,445
Allowance for credit losses	(225,339)			(225,170)
Other real estate owned	50,949			44,134
Other assets	1,220,649			989,589
Total assets	$49,557,803			$38,326,641

Liabilities
Interest-bearing deposits:
Checking with interest	$9,688,744	$1,533	0.06%	$7,608,857	$1,561	0.08%	$421	$(449)	$(28)
Savings	3,230,625	306	0.04	2,596,608	439	0.07	106	(239)	(133)
Money market accounts	8,529,816	3,242	0.15	6,248,735	7,066	0.45	2,553	(6,377)	(3,824)
Time deposits	3,017,044	5,976	0.79	3,513,432	13,367	1.51	(1,920)	(5,471)	(7,391)
Total interest-bearing deposits	24,466,229	11,057	0.18	19,967,632	22,433	0.45	1,160	(12,536)	(11,376)
Securities sold under customer repurchase agreements	684,311	374	0.22	495,804	479	0.38	180	(285)	(105)
Other short-term borrowings	—	—	—	28,284	190	2.63	(190)	—	(190)
Long-term borrowings	1,250,682	6,729	2.13	467,223	3,822	3.20	7,058	(4,151)	2,907
Total interest-bearing liabilities	26,401,222	18,160	0.27	20,958,943	26,924	0.51	8,208	(16,972)	(8,764)
Demand deposits	18,657,083			13,327,509
Other liabilities	373,403			469,317
Shareholders' equity	4,126,095			3,570,872
Total liabilities and shareholders' equity	$49,557,803			$38,326,641
Interest rate spread			2.90%			3.38%

Net interest income and net yield on interest-earning assets		$359,370	3.02%		$328,045	3.59%	$86,295	$(54,970)	$31,325
(1)Loans and leases include PCI loans and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $39.8 million and $3.0 million for the three months ended December 31, 2020, and 2019, respectively.
(2)Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0% as well as state income tax rates of 3.5% and 3.9% for the three months ended December 31, 2020, and 2019, respectively. The taxable-equivalent adjustment was $654 thousand and $921 thousand for the three months ended December 31, 2020, and 2019, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard

As discussed in Notes A and E to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 326 Financial Instruments – Credit Losses.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL)

The Company’s loans and leases portfolio totaled $32.8 billion and the associated allowance for credit losses (ACL) was $224.3 million at December 31, 2020. As described in Note A, the Company adopted ASC 326, Financial Instruments – Credit Losses as of January 1, 2020. As described in Notes A and E of the consolidated financial statements, the ACL represents management’s best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and estimated prepayments. Loans within the various reporting classes are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ACL. These models estimate the probability of default and loss given default for individual loans within each pool based on historical loss experience, borrower characteristics, collateral type, forecasts of relevant economic conditions, expected future recoveries and other factors. The Company uses a two-year reasonable and supportable forecast period which incorporates macroeconomic forecasts. Significant economic factors used in estimating the expected losses include unemployment, gross domestic product, home price and commercial real estate indices. A twelve month straight-line reversion period to historical averages is used for model inputs, however for the commercial card and certain consumer portfolios, immediate reversion to historical net loss rates is utilized. Model outputs may be adjusted through a qualitative assessment to reflect economic conditions and trends not captured within the models including credit quality, concentrations, and significant policy and underwriting changes.

We identified the ACL for loans and leases as a critical audit matter. The principal considerations for our determination of the ACL for loans and leases as a critical audit matter includes the subjectivity, complexity and estimation uncertainty involved in determining significant model assumptions and adjusting model outputs to reflect economic and portfolio trends and conditions not captured within the models. This required a high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment in evaluating the estimated credit losses for the loan and lease portfolios.

The primary procedures we performed to address this critical audit matter included:

•We obtained an understanding of the Company’s models and the process for establishing the ACL for the loan and lease portfolio, tested the design and operating effectiveness of controls relating to management’s determination of the ACL for loans and leases, including controls over the ACL models and the inputs and assumptions used to support the reserve calculations. Controls over the models include review of the model calculations, the macro-economic forecasts utilized in the models which also included sensitivity and other analysis by management as it relates to unemployment, gross domestic product, home price indices and commercial real estate indices, as well as monitoring of past due trends and adversely classified assets as well as risk ratings by industry. Additionally, we tested controls over the approval of key policies and decisions during the implementation of the new accounting standard and validation of the models.
•We involved valuation specialists to test the appropriateness of the design and operation of the models, including recalculations of modeled ACL reserves on certain portfolios.
•We evaluated the reasonableness of management’s application of industry and qualitative factor adjustments to the ACL, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.
•We assessed the overall trends in credit quality by comparing the Company’s year-over-year and quarterly changes in qualitative factors and the ACL.
•We evaluated management’s determination of reasonable and supportable forecasts, including comparing key factors to independent sources as well as involving our valuation specialists in testing the application of forecasts in the model calculation.
•We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

/s/ Dixon Hughes Goodman LLP
We have served as the Company’s auditor since 2004.
Raleigh, North Carolina
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Citizens BancShares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2020 has excluded Community Financial Holding Company, Inc. acquired on February 1, 2020. We have also excluded Community Financial Holding Company, Inc. from the scope of our audit of internal control over financial reporting. Community Financial Holding Company, Inc. represented 0.34 percent and 0.22 percent of consolidated revenues (total interest income and total noninterest income) and consolidated total assets, respectively, for the year ended December 31, 2020.

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

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
February 24, 2021

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$362,048	$376,719
Overnight investments	4,347,336	1,107,844
Investment in marketable equity securities (cost of $84,837 at December 31, 2020 and $59,262 at December 31, 2019)	91,680	82,333
Investment securities available for sale (cost of $6,911,965 at December 31, 2020 and $7,052,152 at December 31, 2019)	7,014,243	7,059,674
Investment securities held to maturity (fair value of $2,838,499 at December 31, 2020 and $30,996 at December 31, 2019)	2,816,982	30,996
Loans held for sale	124,837	67,869
Loans and leases	32,791,975	28,881,496
Allowance for credit losses	(224,314)	(225,141)
Net loans and leases	32,567,661	28,656,355
Premises and equipment	1,251,283	1,244,396
Other real estate owned	50,890	46,591
Income earned not collected	145,694	123,154
Goodwill	350,298	349,398
Other intangible assets	50,775	68,276
Other assets	783,953	610,891
Total assets	$49,957,680	$39,824,496
Liabilities
Deposits:
Noninterest-bearing	$18,014,029	$12,926,796
Interest-bearing	25,417,580	21,504,440
Total deposits	43,431,609	34,431,236
Securities sold under customer repurchase agreements	641,487	442,956
Federal Home Loan Bank borrowings	655,175	572,185
Subordinated debt	504,518	163,412
Other borrowings	88,470	148,318
FDIC shared-loss payable	15,601	112,395
Other liabilities	391,552	367,810
Total liabilities	45,728,412	36,238,312
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 8,811,220 and 9,624,310 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	8,811	9,624
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2020 and December 31, 2019)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; 345,000 and no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	339,937	—
Surplus	—	44,081
Retained earnings	3,867,252	3,658,197
Accumulated other comprehensive income (loss)	12,263	(126,723)
Total shareholders’ equity	4,229,268	3,586,184
Total liabilities and shareholders’ equity	$49,957,680	$39,824,496

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2020	2019	2018
Interest income
Loans and leases	$1,332,720	$1,217,306	$1,073,051
Investment securities interest and dividend income	144,459	160,460	150,709
Overnight investments	6,847	26,245	21,997
Total interest income	1,484,026	1,404,011	1,245,757
Interest expense
Deposits	66,635	76,254	22,483
Securities sold under customer repurchase agreements	1,610	1,995	1,594
Federal Home Loan Bank borrowings	9,763	5,472	5,801
Subordinated debt	16,074	7,099	6,277
Other borrowings	1,775	1,822	702
Total interest expense	95,857	92,642	36,857
Net interest income	1,388,169	1,311,369	1,208,900
Provision for credit losses	58,352	31,441	28,468
Net interest income after provision for credit losses	1,329,817	1,279,928	1,180,432
Noninterest income
Wealth management services	102,776	99,241	97,966
Service charges on deposit accounts	87,662	105,191	105,486
Cardholder services, net	74,291	69,078	65,478
Mortgage income	39,592	21,126	16,433
Other service charges and fees	30,911	31,644	30,606
Merchant services, net	24,122	24,304	24,504
Insurance commissions	14,544	12,810	12,702
ATM income	5,758	6,296	7,980
Realized gains on investment securities available for sale, net	60,253	7,115	351
Marketable equity securities gains (losses), net	29,395	20,625	(7,610)
Gain on extinguishment of debt	—	—	26,553
Other	7,446	18,431	19,700
Total noninterest income	476,750	415,861	400,149
Noninterest expense
Salaries and wages	590,020	551,112	527,691
Employee benefits	132,244	120,501	118,203
Occupancy expense	117,169	111,179	109,169
Equipment expense	115,535	112,290	102,909
Processing fees paid to third parties	44,791	29,552	30,017
FDIC insurance expense	12,701	10,664	18,890
Collection and foreclosure-related expenses	13,658	11,994	16,567
Merger-related expenses	17,450	17,166	6,462
Other	145,117	139,283	147,063
Total noninterest expense	1,188,685	1,103,741	1,076,971
Income before income taxes	617,882	592,048	503,610
Income taxes	126,159	134,677	103,297
Net income	$491,723	$457,371	$400,313
Less: Preferred stock dividends	14,062	—	—
Net income available to common shareholders	$477,661	$457,371	$400,313
Weighted average common shares outstanding	10,056,654	11,141,069	11,938,439
Earnings per common share	$47.50	$41.05	$33.53
Dividends declared per common share	1.67	1.60	1.45
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2020	2019	2018
(Dollars in thousands)
Net income	$491,723	$457,371	$400,313
Other comprehensive income
Unrealized gains on securities available for sale:
Unrealized gains on securities available for sale arising during the period	155,009	64,644	29,170
Tax effect	(35,652)	(14,868)	(6,709)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(60,253)	(7,115)	(351)
Tax effect	13,858	1,636	81
Unrealized gains on securities available for sale arising during the period, net of tax	72,962	44,297	22,191

Unrealized gains (losses) on securities available for sale transferred from/to held to maturity:
Unrealized gains (losses) on securities available for sale transferred from/to held to maturity	5,894	72,512	(109,507)
Tax effect	(1,356)	(16,678)	25,186
Reclassification adjustment for accretion of unrealized (gains) losses on securities available for sale transferred to held to maturity	(495)	19,889	17,106
Tax effect	114	(4,574)	(3,934)
Total change in unrealized gains (losses) on securities available for sale transferred to held to maturity, net of tax	4,157	71,149	(71,149)

Defined benefit pension items:
Actuarial gains (losses) arising during the period	55,023	(20,049)	(32,012)
Tax effect	(12,656)	4,611	7,363
Amortization of actuarial losses and prior service cost	25,324	10,981	13,981
Tax effect	(5,824)	(2,525)	(3,216)
Total change from defined benefit plans, net of tax	61,867	(6,982)	(13,884)
Other comprehensive income (loss)	138,986	108,464	(62,842)
Total comprehensive income	$630,709	$565,835	$337,471
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(Dollars in thousands, except share and per share data)
Balance at December 31, 2017	$11,005	$1,005	$—	$658,918	$2,785,430	$(122,294)	$3,334,064
Cumulative effect of adoption of ASU 2016-01	—	—	—	—	18,715	(18,715)	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	—	31,336	(31,336)	—
Net income	—	—	—	—	400,313	—	400,313
Other comprehensive loss, net of tax	—	—	—	—	—	(62,842)	(62,842)
Repurchase of 382,000 shares of Class A common stock	(382)	—	—	(164,956)	—	—	(165,338)
Cash dividends declared ($1.45 per common share)
Class A common stock	—	—	—	—	(15,785)	—	(15,785)
Class B common stock	—	—	—	—	(1,458)	—	(1,458)
Balance at December 31, 2018	10,623	1,005	—	493,962	3,218,551	(235,187)	3,488,954
Net income	—	—	—	—	457,371	—	457,371
Other comprehensive income, net of tax	—	—	—	—	—	108,464	108,464
Repurchase of 998,910 shares of Class A common stock	(999)	—	—	(449,881)	—	—	(450,880)
Cash dividends declared ($1.60 per common share)
Class A common stock	—	—	—	—	(16,117)	—	(16,117)
Class B common stock	—	—	—	—	(1,608)	—	(1,608)
Balance at December 31, 2019	9,624	1,005	—	44,081	3,658,197	(126,723)	3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	491,723	—	491,723
Other comprehensive income, net of tax	—	—	—	—	—	138,986	138,986
Issuance of preferred stock	—	—	339,937	—	—	—	339,937
Repurchase of 813,090 shares of Class A common stock	(813)	—	—	(44,081)	(288,861)	—	(333,755)
Cash dividends declared ($1.67 per common share)
Class A common stock	—	—	—	—	(15,010)	—	(15,010)
Class B common stock	—	—	—	—	(1,678)	—	(1,678)
Preferred stock dividends declared	—	—	—	—	(14,062)	—	(14,062)
Balance at December 31, 2020	$8,811	$1,005	$339,937	$—	$3,867,252	$12,263	$4,229,268

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$491,723	$457,371	$400,313
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses on loans and leases	58,352	31,441	28,468
Deferred tax (benefit) expense	(25,535)	54,598	(13,377)
Net (increase) decrease in current tax receivable	(5,894)	(19,564)	23,353
Depreciation and amortization	108,641	103,828	96,781
Net (decrease) increase in accrued interest payable	(8,683)	14,412	(240)
Net increase in income earned not collected	(21,982)	(4,151)	(10,785)
Contribution to pension plans	(100,000)	(3,592)	(50,000)
Realized gains on investment securities available for sale, net	(60,253)	(7,115)	(351)
Marketable equity securities (gains) losses, net	(29,395)	(20,625)	7,610
Gain on extinguishment of debt	—	—	(26,553)
Origination of loans held for sale	(1,078,096)	(736,015)	(593,307)
Proceeds from sale of loans held for sale	1,045,937	731,803	608,549
Gain on sale of loans	(37,594)	(15,183)	(11,210)
Net write-downs/losses on other real estate owned	4,056	2,664	4,390
Net accretion of premiums and discounts	(8,513)	(27,263)	(32,291)
Amortization of intangible assets	32,801	23,861	23,648
Net change in mortgage servicing rights	(12,149)	(5,927)	(5,258)
Net change in other assets	(7,286)	(24,274)	(5,076)
Net change in other liabilities	(6,115)	(15,992)	9,105
Net cash provided by operating activities	340,015	540,277	453,769
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(3,803,188)	(1,282,880)	(1,023,885)
Purchases of investment securities available for sale	(8,678,543)	(4,705,038)	(1,451,287)
Purchases of investment securities held to maturity	(1,633,165)	(223,598)	(97,827)
Purchases of marketable equity securities	(333,140)	(26,166)	(2,818)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	301,347	341,077	296,632
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	2,791,291	2,345,512	1,664,730
Proceeds from sales of investment securities available for sale	4,585,002	2,308,856	360,218
Proceeds from sales of marketable equity securities	352,835	56,749	9,528
Net (increase) decrease in overnight investments	(3,204,363)	(65,181)	601,979
Proceeds from sales of loans held for investment	13,368	24,247	9,591
Cash paid to FDIC for settlement of shared-loss agreement	(99,468)	—	—
Proceeds from sales of other real estate owned	28,280	25,918	28,128
Proceeds from sales of premises and equipment	1,369	132	1,721
Purchases of premises and equipment	(133,384)	(121,077)	(140,444)
Business acquisitions, net of cash acquired	(59,999)	(236,728)	(155,126)
Net cash (used in) provided by investing activities	(9,871,758)	(1,558,177)	101,140
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(1,010,190)	284,611	33,023
Net increase in demand and other interest-bearing deposits	9,989,107	1,154,815	457,196
Net decrease in short-term borrowings	(96,746)	(27,703)	(246,517)
Repayment of long-term obligations	(86,737)	(73,284)	(752,447)
Origination of long-term obligations	400,000	200,000	125,000
Net proceeds from subordinated notes issuance	345,849	—	—
Net proceeds from preferred stock issuance	339,937	—	—
Repurchase of common stock	(333,755)	(453,123)	(163,095)
Cash dividends paid	(30,393)	(18,137)	(16,779)
Net cash provided by (used in) financing activities	9,517,072	1,067,179	(563,619)
Change in cash and due from banks	(14,671)	49,279	(8,710)
Cash and due from banks at beginning of period	376,719	327,440	336,150
Cash and due from banks at end of period	$362,048	$376,719	$327,440
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$104,567	$78,230	$37,097
Income taxes	116,583	83,038	73,806
Significant noncash investing and financing activities:
Transfers of loans to other real estate	11,635	14,639	23,375
Dividends declared but not paid	4,613	4,256	4,668
Net reclassification of portfolio loans from (to) loans held for sale	1,687	22,034	(2,433)
Transfer of investment securities available for sale to (from) held to maturity	1,460,745	(2,080,617)	2,485,761
Transfer of investment securities available for sale to marketable equity securities	—	—	107,578
Transfers of premises and equipment to other real estate	15,187	7,045	1,622
Premises and equipment acquired through finance leases and other financing arrangements	—	—	12,196
Unsettled common stock repurchases	—	—	2,243

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A
ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Nature of Operations
First Citizens BancShares, Inc. (“we,” “us,” “our,” “BancShares,”) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or “the Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate 542 branches in 19 states predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States (the “U.S.”). BancShares seeks to meet the financial needs of individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. First Citizens Wealth Management provides holistic, goals-based advisory services encompassing a broad range of client deliverables. These deliverables include wealth planning, discretionary investment advisory services, insurance, brokerage, defined benefit and defined contribution services, private banking, trust, fiduciary, philanthropy and special asset services.
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
Variable interest entities (“VIE”) are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. FCB has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. As such, assets and liabilities of these entities are not consolidated into the financial statements of BancShares. The recorded investment in these entities is reported within other assets.
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
Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method, acquired assets and assumed liabilities are included with the acquirer’s accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition-related and restructuring costs are recognized as period expenses as incurred. See Note B, Business Combinations, for additional information.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. Cash and cash equivalents have initial maturities of three months or less. The carrying value of cash and cash equivalents approximates its fair value due to its short-term nature.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt Securities
BancShares classifies debt securities as held to maturity (“HTM”) or available for sale (“AFS”). Debt securities are classified as HTM when BancShares has the intent and ability to hold the securities to maturity. HTM securities are reported at amortized cost. Other debt securities are classified as AFS and reported at estimated fair value, with unrealized gains and losses, net of income taxes, reported in Accumulated Other Comprehensive Income (“AOCI”). Amortization of premiums and accretion of discounts for debt securities are recorded in interest income. Realized gains and losses from the sale of debt securities are determined by specific identification on a trade date basis and are included in noninterest income.
BancShares performs pre-purchase due diligence and evaluates the credit risk of AFS and HTM debt securities purchased directly into our portfolio or via acquisition. If securities have evidence of more than insignificant credit deterioration since issuance, they are designated as purchased credit deteriorated (“PCD”). PCD debt securities are recorded at fair value at the date of acquisition, which includes an associated allowance for credit losses (“ACL”) that is added to the purchase price or fair value to arrive at the Day 1 amortized cost basis. Excluding the ACL, the difference between the purchase price and the Day 1 amortized cost is amortized or accreted to interest income over the contractual life of the securities using the effective interest method.
For AFS debt securities, management performs a quarterly analysis of the investment portfolio to evaluate securities currently in an unrealized loss position for potential credit-related impairment. If BancShares intends to sell a security, or does not have the intent and ability to hold a security before recovering the amortized cost, the entirety of the unrealized loss is immediately recorded in earnings. For the remaining securities, an analysis is performed to determine if any portion of the unrealized loss recorded relates to credit impairment. If credit-related impairment exists, the amount is recorded through the ACL and related provision. This review includes indicators such as changes in credit rating, delinquency, bankruptcy or other significant news event impacting the issuer.
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
Equity Securities
Equity securities are recorded on a trade date basis and measured at fair value. Realized and unrealized gains and losses are determined by specific identification and are included in noninterest income. Non-marketable equity securities are securities with no readily determinable fair values and are measured at cost. BancShares evaluates its non-marketable equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest expense. Non-marketable equity securities were $11.6 million and $12.5 million at December 31, 2020 and 2019, respectively, and are included in other assets.
Other Securities
Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of FHLB restricted stock. This stock is restricted as it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets. FHLB restricted stock was $45.4 million and $43.0 million at December 31, 2020 and 2019, respectively. Additionally, BancShares holds approximately 354,000 shares of Visa Class B common stock. Visa Class B shares are not considered to have a readily determinable fair value and are recorded at $0.
Investments in Qualified Affordable Housing Projects
BancShares and FCB have investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense. All investments held in qualified affordable housing projects qualify for the proportional amortization method and totaled $163.9 million and $167.8 million at December 31, 2020 and 2019, respectively, and are included in other assets.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Loans Held For Sale
BancShares elected to apply the fair value option for residential mortgage loans originated to be sold to investors. Gains and losses on sales of mortgage loans are recognized within mortgage income.
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
Purchased Credit Deteriorated Loans
Purchased loans which reflect a more than insignificant credit deterioration since origination as of the date of acquisition are classified as PCD and are recorded at acquisition-date amortized cost, which is the purchase price or fair value in a business combination, plus our initial ACL. Excluding the ACL, the difference between the unpaid principal balance and the acquisition date amortized cost is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
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
Upon adoption of Accounting Standard Codification (“ASC”) 326, owner occupied and non-owner occupied commercial real estate were segregated into separate classes within the commercial segment. Similarly, consumer auto was segregated into its own class within the consumer segment. These enhancements were made to capture the unique credit characteristics used in our current expected credit loss (“CECL”) models. Information for reporting periods beginning after January 1, 2020 are presented in accordance with ASC 326 and reflect changes to the respective classes, while prior period amounts continue to be reported in accordance with previously applicable GAAP and have not been reclassified to conform to the current financial statement presentation.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the U.S. Treasury Department, the SBA-PPP offered cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of between eight and 24-weeks after the loan was made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to temporarily guarantee these loans. The SBA began processing forgiveness payments during the fourth quarter of 2020.
The Consolidated Apportions Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for new funding of SBA-PPP loans. We began accepting applications for this round of funding beginning in the first quarter of 2021.
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
The following represent our classes of loans as of January 1, 2020 upon adoption of ASC 326 (with the exception of SBA-PPP, which was added during second quarter 2020):
Commercial loans and leases
Construction and land development - Construction and land development consists of loans to finance land for commercial development of real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.
Owner occupied commercial mortgage - Owner occupied commercial mortgages consists of loans to purchase or refinance owner occupied nonresidential properties. This includes office buildings, other commercial facilities and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.
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
Consumer loans
Residential mortgage - Residential mortgage consists of loans to purchase or refinance the borrower’s primary dwelling, secondary residence or vacation home and are often secured by 1-4 family residential properties. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revolving mortgage - Revolving mortgage consists of home equity lines of credit and other lines of credit or loans secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.
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
Loans and Leases - (Prior to Adoption of ASC 326)
Prior to the adoption of ASC 326, BancShares’ accounting methods for loans and leases depended on whether they were originated or purchased, and if purchased, whether or not the loans reflected credit deterioration at the date of acquisition.
Non-Purchased Credit Impaired (“Non-PCI”) Loans
Non-PCI loans consisted of loans originated by BancShares or loans purchased from other institutions that did not reflect credit deterioration at acquisition.
Originated loans for which management had the intent and ability to hold for the foreseeable future were classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs. Nonrefundable fees collected and certain direct costs incurred related to loan originations were deferred and recorded as an adjustment to loans outstanding. The net amount of the nonrefundable fees and costs was amortized to interest income over the contractual lives using methods that approximated a constant yield.
Purchased loans which did not reflect credit deterioration at acquisition were classified as non-PCI loans. These loans were recorded at fair value at the date of acquisition. The difference between the fair value and the unpaid principal balance at the acquisition date was amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
Purchased Credit Impaired (“PCI”) Loans
Purchased loans which reflected credit deterioration since origination, such that it was probable at acquisition that BancShares would be unable to collect all contractually required payments, were classified as PCI loans. PCI loans were recorded at fair value at the date of acquisition. If the timing and amount of the future cash flows could be reasonably estimated, any excess of cash flows expected at acquisition over the estimated fair value were recognized as interest income over the life of the loans using the effective yield method. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date were recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration were recognized by recording an allowance for loan losses. In the event of prepayment, the remaining unamortized amount was recognized in interest income. To the extent possible, PCI loans were aggregated into pools based upon common risk characteristics and each pool was accounted for as a single unit.
The performance of all loans within the BancShares portfolio was subject to a number of external risks, including changes in the overall health of the economy, declines in real estate values, changes in the demand for products and services and personal events, such as death, disability or change in marital status. BancShares evaluated and reported its non-PCI and PCI loan portfolios separately, and each portfolio was further divided into commercial and non-commercial segments based on the type of borrower, purpose, collateral and/or our underlying credit management processes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nonperforming Assets and Troubled Debt Restructurings
Nonperforming Assets
Nonperforming assets (“NPAs”) include nonaccrual loans, past due debt securities and other real estate owned.
All loans are classified as past due when the payment of principal and interest based upon contractual terms is 30 days or greater delinquent. Loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable the principal or interest is not fully collectible. When loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. All payments received thereafter are applied as a reduction of the remaining principal balance as long as doubt exists as to the ultimate collection of the principal. Loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time and there is no longer concern as to the collectability of principal and interest.
Debt securities are also classified as past due when the payment of principal and interest based upon contractual terms is 30 days delinquent or greater. Missed interest payments on debt securities are rare. We review all debt securities with delinquent interest and immediately charge off any accrued interest determined to be uncollectible.
Troubled Debt Restructurings
A loan is considered a troubled debt restructuring (“TDR”) when both a modification to a borrower’s debt agreement is made and a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include short-term deferrals of interest, modifications of payment terms or, in certain limited instances, forgiveness of principal or interest. Loans restructured as a TDR are treated and reported as such for the remaining life of the loan. TDR loans can be nonaccrual or accrual, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged-off, the remaining balance is typically classified as nonaccrual.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Unfunded Commitments
A reserve for unfunded commitments is established for off-balance sheet exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). These unfunded commitments are assessed to determine both the probability of funding as well the expectation of future losses. The expected funding balance is used in the probability of default and loss given default models to determine the reserve. The reserve for unfunded commitments was $12.8 million at December 31, 2020, and is recorded within other liabilities with changes recorded through other noninterest expense.
Other Real Estate Owned
Other Real Estate Owned (“OREO”) includes foreclosed real estate property and closed branch properties and is initially recorded at the asset’s estimated fair value less costs to sell. Any excess in the recorded investment in the loan over the estimated fair value less costs to sell is charged-off against the ACL at the time of foreclosure. If the estimated value of the OREO exceeds the recorded investment of the loan, the difference is recorded as a gain within other income.
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
Payable to the Federal Deposit Insurance Corporation for Shared-Loss Agreements
The purchase and assumption agreements for certain Federal Deposit Insurance Corporation (“FDIC”) assisted transactions include payments that may be owed to the FDIC at the termination of the shared-loss agreements. The payment is due to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The liability is calculated by discounting estimated future payments and is reported as FDIC shared-loss payable. The ultimate settlement amount of the payment is dependent upon the performance of the underlying covered loans, recoveries, the passage of time and actual claims submitted to the FDIC.
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
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) represent the right to provide servicing under various loan servicing contracts is either retained in connection with a loan sale or acquired in a business combination. MSRs are initially recorded at fair value and amortized in proportion to, and over the period of, the future net servicing income of the underlying loan. At each reporting period, MSRs are evaluated for impairment based upon the fair value of the rights as compared to the carrying value.
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
Per Share Data
Earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of both classes of common shares outstanding during each period. BancShares had no potential dilutive common shares outstanding in any period and did not report diluted earnings per common share.
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
We determine if an arrangement is a lease at inception. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not lease any properties or facilities from any related party. As of December 31, 2020, there were no leases that have not yet commenced that would have a material impact on our consolidated financial statements. See Note R, Leases, for additional disclosures.
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
Other - This consists of several forms of recurring revenue such as FHLB dividends and income earned on changes in the cash surrender value of bank-owned life insurance. Prior to adoption of ASC 326, other income included recoveries on PCI loans previously charged-off. For the remaining immaterial transactions, revenue is recognized when, or as, the performance obligation is satisfied. Refer to Note N, Other Noninterest Income and Other Noninterest Expense, for additional disclosures on other noninterest income.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by eliminating the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and adding a requirement to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.
The amendments in this ASU are effective for public entities for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities. BancShares adopted all applicable amendments during the fourth quarter of 2020. See Note Q. Employee Benefit Plans for changes to disclosure.
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
BancShares adopted this ASU during the first quarter of 2020 and have made all applicable updates to the disclosure within the Notes to the Consolidated Financial Statements.

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
FASB ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU (and all subsequent ASUs on this topic) introduce the CECL model, a new credit loss methodology, replacing multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. The amendments in this ASU require loss estimates be determined over the lifetime of the asset and broaden the information that an entity must consider in developing its expected credit losses. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity's size, complexity and risk profile. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination.
BancShares adopted this ASU (and all subsequent ASUs on this topic) as of January 1, 2020 using the modified retrospective approach for all loans, leases, debt securities designated as held to maturity, and unfunded loan commitments. BancShares adopted the ASU using the prospective approach for debt securities available for sale and PCD loans previously accounted for under ASC 310-30. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. BancShares made changes to loan classifications and segmentation in order to align with ASC 326 requirements and facilitate CECL modeling. Using this updated segmentation, BancShares developed new loan level models to estimate the ACL and facilitate revised disclosures.
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
NOTE B
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
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. On February 9, 2021, BancShares and CIT both held a special meeting of shareholders where they received the necessary shareholder approvals for the consummation of the Transaction from their respective shareholders. Subject to the fulfillment of customary closing conditions, the parties anticipate that the Transaction will close in the first half of 2021.
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
The Merger Agreement requires that, effective as of the Effective Time, the Boards of Directors of the combined company and the combined bank will consist of 14 directors, (i) 11 of whom will be members of the current Board of Directors of BancShares, and (ii) three of whom will be selected from among the current Board of Directors of CIT and will include as one of those three, Ellen R. Alemany, Chairwoman and Chief Executive Officer of CIT.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Completed Business Combinations
FCB has evaluated the financial statement significance for all business combinations completed during 2020 and 2019. FCB has concluded the completed business combinations noted below are not material to BancShares’ consolidated financial statements, individually or in aggregate, and therefore, pro forma financial data has not been included.
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
As part of the accounting for each acquisition, we perform an analysis of the acquired bank’s loan portfolio and based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations segregate the acquired loans into PCD loans and non-PCD loans. PCD loans are accounted for under ASC 326, and non-PCD loans which do not meet this criteria are accounted for under ASC 310. Additionally, we perform an analysis of the acquired bank’s portfolio of debt securities to determine if any debt securities should be designated PCD.
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
The Community Financial transaction resulted in merger-related expenses of $3.5 million for the year ended December 31, 2020. Additionally, loan-related interest income generated was approximately $5.3 million since the acquisition date. The ongoing contribution of this transaction to BancShares’ financial statements is not considered material, and therefore pro forma financial data is not included.
Entegra Financial Corp.
On December 31, 2019, FCB completed the merger of Franklin, North Carolina-based Entegra Financial Corp. (“Entegra”) and its bank subsidiary, Entegra Bank. Fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on December 30, 2020.
The fair value of the assets acquired was $1.68 billion, including $953.7 million in non-PCI loans, $77.5 million in PCI loans and $4.5 million in a core deposit intangible. Liabilities assumed were $1.51 billion, of which $1.33 billion were deposits. As a result of the transaction, FCB recorded $52.6 million of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. Subsequent to the merger, management made a measurement period adjustment of $214 thousand related to an increase in the discount for PCD loans, an increase in the premium on deposits divested and adjustments to the deferred tax asset for these items.
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
The Entegra transaction resulted in merger-related expenses of $7.8 million and $5.4 million or the years ended December 31, 2020 and 2019, respectively. Additionally, loan-related interest was $40.3 million for the year ended December 31, 2020, while no loan-related interest income was recorded for the year ended December 31, 2019.
First South Bancorp, Inc.
On May 1, 2019, FCB completed the merger of Spartanburg, South Carolina-based First South Bancorp, Inc. (“First South Bancorp”) and its bank subsidiary, First South Bank. Fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on April 30, 2020, with no material changes to the original calculated fair values.

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
The First South Bancorp transaction resulted in no merger-related expenses for the year ended December 31, 2020 and $4.1 million for the year ended December 31, 2019. Additionally, loan-related interest income was approximately $5.7 million and $6.1 million for the years ended December 31, 2020 and 2019, respectively.
Biscayne Bancshares, Inc.
On April 2, 2019, FCB completed the merger of Coconut Grove, Florida-based Biscayne Bancshares, Inc. (“Biscayne Bancshares”) and its bank subsidiary, Biscayne Bank. Fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on April 1, 2020, with no material changes to the original calculated fair values.
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
The Biscayne Bancshares transaction resulted in merger-related expenses of $847 thousand and $5.8 million the years ended December 31, 2020 and 2019, respectively. Additionally, loan-related interest income generated approximately $37.8 million and $33.8 million for the years ended December 31, 2020 and 2019, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE C
INVESTMENTS
The amortized cost and fair value of investment and marketable equity securities at December 31, 2020 and 2019, were as follows:

	December 31, 2020
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Investment securities available for sale
U.S. Treasury	$499,832	$101	$—	$—	$499,933
Government agency	706,241	723	5,573	—	701,391
Residential mortgage-backed securities	4,369,130	70,283	1,310	—	4,438,103
Commercial mortgage-backed securities	745,892	25,645	—	—	771,537
Corporate bonds	590,870	14,437	2,028	—	603,279
Total investment securities available for sale	$6,911,965	$111,189	$8,911	$—	$7,014,243
Investment in marketable equity securities	84,837	8,654	1,811		91,680
Investment securities held to maturity
Residential mortgage-backed securities	1,877,692	17,689	—	—	1,895,381
Commercial mortgage-backed securities	937,034	3,884	56	—	940,862
Other	2,256	—	—	—	2,256
Total investment securities held to maturity	2,816,982	21,573	56	—	2,838,499
Total investment securities	$9,813,784	$141,416	$10,778	$—	$9,944,422

		December 31, 2019
		Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury		$409,397	$602	$—	$409,999
Government agency		684,085	928	2,241	682,772
Residential mortgage-backed securities		5,269,060	13,417	15,387	5,267,090
Commercial mortgage-backed securities		373,105	6,974	59	380,020
Corporate bonds		198,278	3,420	132	201,566
State, county and municipal		118,227	—	—	118,227
Total investment securities available for sale		$7,052,152	$25,341	$17,819	$7,059,674
Investment in marketable equity securities		59,262	23,304	233	82,333
Investment securities held to maturity
Other		30,996	—	—	30,996
Total investment securities		$7,142,410	$48,645	$18,052	$7,173,003
On November 1, 2020, mortgage-backed securities with an amortized cost of $1.46 billion were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $1.47 billion and a weighted average contractual maturity of 18 years. The unrealized gain on these securities at the date of transfer was $5.9 million, or $4.5 million net of tax, and was reported as a component of AOCI. This unrealized gain is accreted over the remaining expected life of the securities as an adjustment of yield.
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
Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the SBA. Investments in corporate bonds and marketable equity securities represent positions in securities of other financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020 and January 1, 2020, no ACL was required for available for sale and held to maturity debt securities. At December 31, 2020, accrued interest receivable for available for sale and held to maturity debt securities were $17.6 million and $5.4 million, respectively, and were excluded from the estimate of credit losses. During the year ended December 31, 2020, no accrued interest was deemed uncollectible and written off against interest income.
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

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$500,846	$500,954	$406,325	$406,927
One through five years	72,565	73,881	24,496	24,971
Five through 10 years	508,320	519,570	185,209	187,868
Over 10 years	8,971	8,807	109,872	110,026
Government agency	706,241	701,391	684,085	682,772
Residential mortgage-backed securities	4,369,130	4,438,103	5,269,060	5,267,090
Commercial mortgage-backed securities	745,892	771,537	373,105	380,020
Total investment securities available for sale	$6,911,965	$7,014,243	$7,052,152	$7,059,674
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$1,507	$1,507	$30,746	$30,746
One through five years	749	749	250	250
Residential mortgage-backed securities	1,877,692	1,895,381	—	—
Commercial mortgage-backed securities	937,034	940,862	—	—
Total investment securities held to maturity	$2,816,982	$2,838,499	$30,996	$30,996

For each period presented, realized gains on investment securities available for sale included the following:

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Gross gains on retirement/sales of investment securities available for sale	$60,932	$8,993	$353
Gross losses on sales of investment securities available for sale	(679)	(1,878)	(2)
Realized gains on investment securities available for sale, net	$60,253	$7,115	$351

For each period presented, realized and unrealized gains or losses on marketable equity securities included the following:

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Marketable equity securities gains (losses), net	$29,395	$20,625	$(7,610)
Less net gains recognized on marketable equity securities sold	44,550	16,344	1,190
Unrealized (losses) gains recognized on marketable equity securities held	$(15,155)	$4,281	$(8,800)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides information regarding investment securities with unrealized losses as of December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
Government agency	$268,622	$3,197	$328,777	$2,376	$597,399	$5,573
Residential mortgage-backed securities	433,816	1,241	23,064	69	456,880	1,310
Corporate bonds	57,715	2,028	—	—	57,715	2,028
Total	$760,153	$6,466	$351,841	$2,445	$1,111,994	$8,911

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
Government agency	$347,081	$1,827	$63,947	$414	$411,028	$2,241
Residential mortgage-backed securities	2,387,293	14,016	264,257	1,371	2,651,550	15,387
Commercial mortgage-backed securities	35,926	59	—	—	35,926	59
Corporate bonds	7,714	123	4,749	9	12,463	132
Total	$2,778,014	$16,025	$332,953	$1,794	$3,110,967	$17,819
As of December 31, 2020, there were 39 investment securities available for sale with continuous losses for more than 12 months, all of which are government sponsored, enterprise-issued mortgage-backed securities or government agency securities.
None of the unrealized losses identified as of December 31, 2020 or December 31, 2019 relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $4.64 billion at December 31, 2020 and $3.93 billion at December 31, 2019, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit losses has been recorded on these securities. Should there be downgrades to the credit rating of the U.S. Treasury or losses reported on securities issued by government agencies and government sponsored entities, BancShares will reevaluate its determination of zero expected credit losses on held to maturity debt securities.
There were no debt securities held to maturity on nonaccrual status as of December 31, 2020.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of December 31, 2020.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE D
LOANS AND LEASES
BancShares’ accounting methods for loans and leases depends whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination, which is determined as of the acquisition date. Non-PCD loans consist of loans originated by BancShares and loans purchased from other institutions that do not reflect more than insignificant credit deterioration at acquisition and are reported by loan segments as defined in Note A, Accounting Policies and Basis of Presentation. Purchased loans which reflect more than insignificant credit deterioration are classified as PCD and reported as a single loan segment or class. At the date of acquisition, all acquired loans are recorded at fair value.
Loans and leases outstanding include the following at December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020
Commercial:
Construction and land development	$985,424
Owner occupied commercial mortgage	11,165,012
Non-owner occupied commercial mortgage	2,987,689
Commercial and industrial and leases	5,013,644
SBA-PPP	2,406,291
Total commercial loans	22,558,060
Consumer:
Residential mortgage	5,561,686
Revolving mortgage	2,052,854
Construction and land development	348,123
Consumer auto	1,255,402
Consumer other	552,968
Total consumer loans	9,771,033
Total non-PCD loans and leases	32,329,093
PCD loans	462,882
Total loans and leases	$32,791,975

(Dollars in thousands)	December 31, 2019
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	28,322,780
PCI loans	558,716
Total loans and leases	$28,881,496
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale totaled $124.8 million and $67.9 million at December 31, 2020 and 2019, respectively. We may change our strategy for certain portfolio loans and sell them in the secondary market. At such time, portfolio loans are transferred to loans held for sale at fair value.
During 2020, total proceeds from sales of residential mortgage loans were $1.05 billion, the majority of which were originated to be sold. An additional $7.6 million related to sales of portfolio loans, which were sold at par. During 2019, total proceeds from sales of residential mortgage loans were $756.0 million, of which $731.8 million related to sales of loans held for sale. The remaining $24.2 million related to sales of portfolio loans, which resulted in a gain of $0.3 million.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net deferred fees on originated non-PCD loans and leases, including unearned income as well as unamortized costs, were $50.2 million and $0.9 million at December 31, 2020 and 2019, respectively. Of the amount outstanding as of December 31, 2020, $41.1 million relates to net deferred fees and costs on SBA-PPP loans. The unamortized discounts related to purchased non-PCD loans was $19.5 million at December 31, 2020 and $30.9 million at December 31, 2019. The net unamortized discount related to PCD loans and leases was $45.3 million at December 31, 2020 and $88.2 million at December 31, 2019.
Loans and leases to borrowers in medical, dental or related fields were $5.54 billion as of December 31, 2020, which represented 16.9% of total loans and leases, compared to $5.16 billion or 17.9% of total loans and leases at December 31, 2019. The credit risk of this industry concentration is mitigated through our underwriting policies, which emphasize reliance on adequate borrower cash flow, rather than underlying collateral value, and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10% of total loans and leases outstanding at December 31, 2020.
The aging of the outstanding loans and leases, by class, at December 31, 2020 and December 31, 2019 is provided in the tables below. Loans and leases 30 days or less past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$956	$527	$1,603	$3,086	$982,338	$985,424
Owner occupied commercial mortgage	8,757	2,232	14,082	25,071	11,139,941	11,165,012
Non-owner occupied commercial mortgage	12,370	—	5,973	18,343	2,969,346	2,987,689
Commercial and industrial and leases	14,532	2,842	3,243	20,617	4,993,027	5,013,644
SBA-PPP	—	—	—	—	2,406,291	2,406,291
Total commercial loans	36,615	5,601	24,901	67,117	22,490,943	22,558,060
Consumer:
Residential mortgage	43,218	8,364	31,690	83,272	5,478,414	5,561,686
Revolving mortgage	11,977	2,626	7,415	22,018	2,030,836	2,052,854
Construction and land development	932	77	330	1,339	346,784	348,123
Consumer auto	6,825	1,835	1,076	9,736	1,245,666	1,255,402
Consumer other	3,610	1,464	1,505	6,579	546,389	552,968
Total consumer loans	66,562	14,366	42,016	122,944	9,648,089	9,771,033
PCD loans	18,322	6,076	31,026	55,424	407,458	462,882
Total loans and leases	$121,499	$26,043	$97,943	$245,485	$32,546,490	$32,791,975

	December 31, 2019
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$3,146	$195	$2,702	$6,043	$1,007,411	$1,013,454
Commercial mortgage	20,389	8,774	8,319	37,482	12,245,153	12,282,635
Other commercial real estate	861	331	698	1,890	540,138	542,028
Commercial and industrial and leases	18,269	4,842	5,032	28,143	4,375,649	4,403,792
Other	51	411	126	588	309,505	310,093
Total commercial loans	42,716	14,553	16,877	74,146	18,477,856	18,552,002
Noncommercial:
Residential mortgage	45,839	18,289	24,409	88,537	5,205,380	5,293,917
Revolving mortgage	9,729	3,468	9,865	23,062	2,316,010	2,339,072
Construction and land development	977	218	1,797	2,992	354,393	357,385
Consumer	10,481	3,746	3,571	17,798	1,762,606	1,780,404
Total noncommercial loans	67,026	25,721	39,642	132,389	9,638,389	9,770,778
PCI loans	26,478	10,784	28,973	66,235	492,481	558,716
Total loans and leases	$136,220	$51,058	$85,492	$272,770	$28,608,726	$28,881,496

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2020 and December 31, 2019, were as follows:

	January 1, 2020(1)	December 31, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$1,661	$—
Owner occupied commercial mortgage	24,476	23,103	3,625
Non-owner occupied commercial mortgage	5,965	7,932	147
Commercial and industrial and leases	7,685	10,626	540
Total commercial loans	42,407	43,322	4,312
Consumer:
Residential mortgage	44,357	66,345	—
Revolving mortgage	22,411	22,236	—
Construction and land development	2,828	652	—
Consumer auto	2,145	3,166	—
Consumer other	798	823	1,195
Total consumer loans	72,539	93,222	1,195
PCD loans	53,771	54,939	355
Total loans and leases	$168,717	$191,483	$5,862
(1)Upon the adoption of ASC 326, BancShares eliminated the pooling of PCI loans and as a result $47.0 million in additional PCD loans were recognized as nonaccrual loans at January 1, 2020. As of December 31, 2020, $24.9 million of these loans remained outstanding.

	December 31, 2019
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$4,281	$—
Commercial mortgage	29,733	—
Commercial and industrial and leases	7,365	1,094
Other commercial real estate	708	—
Other	320	—
Total commercial loans	42,407	1,094
Consumer:
Construction and land development	2,828	—
Residential mortgage	44,357	45
Revolving mortgage	22,411	—
Consumer	2,943	2,152
Total noncommercial loans	72,539	2,197
Total non-PCI loans and leases	$114,946	$3,291
Credit quality indicators
Loans and leases are monitored for credit quality on a recurring basis. Commercial and noncommercial loans and leases have different credit quality indicators as a result of the unique characteristics of the loan segments being evaluated. The credit quality indicators for non-PCD commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Commercial loans are evaluated periodically with more frequent evaluations done on criticized loans. The indicators as of the date presented are based on the most recent assessment performed and are defined below:
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2020 and 2019, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.
The following tables represent current credit quality indicators by origination year as of December 31, 2020.

	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$342,183	$341,233	$190,429	$50,776	$23,969	$11,306	$10,969	$—	$970,865
Special Mention	246	—	6,421	5,342	—	—	153	—	12,162
Substandard	229	629	1,450	—	8	81	—	—	2,397
Total	342,658	341,862	198,300	56,118	23,977	11,387	11,122	—	985,424
Owner occupied commercial mortgage
Pass	3,183,467	2,201,165	1,625,141	1,301,412	1,049,858	1,454,020	101,556	133	10,916,752
Special Mention	6,274	20,702	36,739	12,387	17,699	25,693	5,115	72	124,681
Substandard	10,280	19,052	9,842	20,928	13,736	41,303	8,438	—	123,579
Total	3,200,021	2,240,919	1,671,722	1,334,727	1,081,293	1,521,016	115,109	205	11,165,012
Non-owner occupied commercial mortgage
Pass	865,514	609,975	378,136	331,800	282,810	391,517	32,149	—	2,891,901
Special Mention	569	905	10,794	1,808	5,121	3,279	483	—	22,959
Substandard	2,899	18,546	12,296	8,764	14,087	15,427	810	—	72,829
Total	868,982	629,426	401,226	342,372	302,018	410,223	33,442	—	2,987,689
Commercial and industrial and leases
Pass	1,620,622	983,852	504,463	310,468	234,735	286,996	899,978	5,520	4,846,634
Special Mention	3,146	17,065	7,265	5,393	3,307	4,912	9,152	189	50,429
Substandard	17,811	4,095	4,370	4,257	2,548	3,801	22,384	983	60,249
Ungraded	—	—	—	—	—	—	56,332	—	56,332
Total	1,641,579	1,005,012	516,098	320,118	240,590	295,709	987,846	6,692	5,013,644
SBA-PPP
Pass	2,406,291	—	—	—	—	—	—	—	2,406,291
Total commercial	$8,459,531	$4,217,219	$2,787,346	$2,053,335	$1,647,878	$2,238,335	$1,147,519	$6,897	$22,558,060

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,882,683	$978,298	$655,798	$596,309	$461,719	$878,634	$24,973	$—	$5,478,414
30-59 days	2,278	4,573	11,463	3,772	8,613	12,299	220	—	43,218
60-89 days	30	100	1,246	1,449	834	4,705	—	—	8,364
90 days or greater	282	4,831	3,150	4,015	5,689	13,723	—	—	31,690
Total	1,885,273	987,802	671,657	605,545	476,855	909,361	25,193	—	5,561,686
Revolving mortgage
Current	—	—	—	—	—	—	1,879,968	150,868	2,030,836
30-59 days	—	—	—	—	—	—	8,241	3,736	11,977
60-89 days	—	—	—	—	—	—	527	2,099	2,626
90 days or greater	—	—	—	—	—	—	2,301	5,114	7,415
Total	—	—	—	—	—	—	1,891,037	161,817	2,052,854
Construction and land development
Current	215,112	85,707	24,860	10,269	6,093	2,218	2,525	—	346,784
30-59 days	—	420	121	370	—	21	—	—	932
60-89 days	—	—	—	9	—	68	—	—	77
90 days or greater	—	—	—	—	—	330	—	—	330
Total	215,112	86,127	24,981	10,648	6,093	2,637	2,525	—	348,123
Consumer auto
Current	521,719	340,594	219,597	104,280	49,872	9,604	—	—	1,245,666
30-59 days	2,175	1,873	1,257	842	544	134	—	—	6,825
60-89 days	329	689	312	351	109	45	—	—	1,835
90 days or greater	170	527	217	57	102	3	—	—	1,076
Total	524,393	343,683	221,383	105,530	50,627	9,786	—	—	1,255,402
Consumer other
Current	53,842	27,117	10,911	7,159	2,980	29,336	415,044	—	546,389
30-59 days	322	114	77	18	11	7	3,061	—	3,610
60-89 days	102	20	13	18	3	23	1,285	—	1,464
90 days or greater	53	84	8	—	—	—	1,360	—	1,505
Total	54,319	27,335	11,009	7,195	2,994	29,366	420,750	—	552,968
Total consumer	2,679,097	1,444,947	929,030	728,918	536,569	951,150	2,339,505	161,817	9,771,033
PCD loans
Current	31,475	25,425	27,183	27,955	28,995	232,186	13,212	21,027	407,458
30-59 days	999	925	801	718	1,341	12,637	156	745	18,322
60-89 days	447	81	312	695	97	4,098	9	337	6,076
90 days or greater	721	2,325	4,755	1,208	897	19,963	111	1,046	31,026
Total PCD	33,642	28,756	33,051	30,576	31,330	268,884	13,488	23,155	462,882
Total loans and leases	$11,172,270	$5,690,922	$3,749,427	$2,812,829	$2,215,777	$3,458,369	$3,500,512	$191,869	$32,791,975

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Loans and leases outstanding at December 31, 2019 by credit quality indicator are provided below:

	December 31, 2019
	Commercial loans and leases
(Dollars in thousands)	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	PCI	Total commercial loans and leases
Grade:
Pass	$1,004,922	$12,050,799	$536,682	$4,256,456	$308,796	$148,412	$18,306,067
Special mention	2,577	115,164	3,899	44,604	622	44,290	211,156
Substandard	5,955	116,672	1,447	34,148	675	87,970	246,867
Doubtful	—	—	—	3	—	3,657	3,660
Ungraded	—	—	—	68,581	—	—	68,581
Total	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$284,329	$18,836,331

	December 31, 2019
	Noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	PCI	Total noncommercial loans and leases
Days past due:
Current	$5,205,380	$2,316,010	$354,393	$1,762,606	$240,995	$9,879,384
30-59 days past due	45,839	9,729	977	10,481	13,764	80,790
60-89 days past due	18,289	3,468	218	3,746	5,608	31,329
90 days or greater past due	24,409	9,865	1,797	3,571	14,020	53,662
Total	$5,293,917	$2,339,072	$357,385	$1,780,404	$274,387	$10,045,165
The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$8,637,844	$6,574,636
Less: advances	652,675	563,690
Available borrowing capacity	$7,985,169	$6,010,946
Pledged non-PCD loans	$12,157,153	$9,407,688

FRB
Lendable collateral value of pledged non-PCD loans	$3,321,762	$2,981,712
Less: advances	—	—
Available borrowing capacity	$3,321,762	$2,981,712
Pledged non-PCD loans	$4,104,866	$3,684,919
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

NOTE E
ALLOWANCE FOR CREDIT LOSSES
As noted in Note A, Accounting Polices and Basis of Presentation, BancShares determined SBA-PPP loans have zero expected credit losses and as such these are excluded from ACL disclosures included in the following tables.
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
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended December 31, 2020 the primary reason for the ACL change since the adoption of ASC 326, was a $36.1 million reserve build due to the potential economic impact of COVID-19 and its estimated impact on credit losses. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. Assumptions revert to long term historic averages over a one year period. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our model results consider baseline, adverse and upside scenarios. To calculate the ACL, we utilized the baseline scenario, which considers government stimulus and incorporates significant improvements to the most significant forecast assumptions when compared on the COVID-19-impacted levels from early in 2020. This result was calibrated using management’s expectation of borrower performance based upon COVID-19 residual risk by industry. These loss estimates were also influenced by BancShares strong credit quality, low net charge-offs and recent credit trends, which remained stable through the latter half of year ended December 31, 2020, despite potential impacts from COVID-19.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity in the allowance for credit losses by class of loans is summarized as follows:

	Year ended December 31, 2020
(Dollars in thousands)	Construction and land development - commercial	Owner occupied commercial mortgage	Non-owner occupied commercial mortgage	Commercial and industrial and leases	Residential mortgage	Revolving mortgage	Construction and land development - consumer	Consumer auto	Consumer other	PCD	Total
Allowance for credit losses:
Balance at December 31, 2019	$33,213	$36,444	$11,102	$61,610	$18,232	$19,702	$2,709	$4,292	$30,301	$7,536	$225,141
Adoption of ASC 326	(31,061)	(19,316)	460	(37,637)	17,118	3,665	(1,291)	1,100	10,037	19,001	(37,924)
Balance at January 1, 2020	2,152	17,128	11,562	23,973	35,350	23,367	1,418	5,392	40,338	26,537	187,217
Provision (credits)	4,301	6,729	12,917	13,816	9,684	1,134	266	6,297	10,410	(7,202)	58,352
Initial allowance on PCD loans	—	—	—	—	—	—	—	—	—	1,193	1,193
Charge-offs	(138)	(593)	(1,951)	(14,904)	(1,653)	(1,662)	(70)	(3,646)	(17,188)	(3,300)	(45,105)
Recoveries	431	401	124	4,894	717	1,918	117	1,417	5,879	6,759	22,657
Balance at December 31, 2020	$6,746	$23,665	$22,652	$27,779	$44,098	$24,757	$1,731	$9,460	$39,439	$23,987	$224,314

	Years ended December 31, 2019 and 2018
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	PCI	Total
Allowance for credit losses:
Balance at January 1, 2018	$24,470	$45,005	$4,571	$59,824	$4,689	$15,706	$22,436	$3,962	$31,204	$10,026	$221,893
Provision (credits)	10,533	(1,490)	(2,171)	2,511	(2,827)	897	1,112	(1,520)	22,187	(765)	28,467
Charge-offs	(44)	(1,140)	(69)	(10,211)	(130)	(1,689)	(3,235)	(219)	(22,817)	(117)	(39,671)
Recoveries	311	1,076	150	3,496	489	558	1,549	127	5,267	—	13,023
Balance at December 31, 2018	35,270	43,451	2,481	55,620	2,221	15,472	21,862	2,350	35,841	9,144	223,712
Provision (credits)	(2,171)	2,384	(285)	14,212	(754)	3,481	(788)	359	16,611	(1,608)	31,441
Charge-offs	(196)	(1,096)	—	(13,352)	(100)	(1,137)	(2,584)	—	(24,562)	—	(43,027)
Recoveries	310	596	15	2,894	869	416	1,212	—	6,703	—	13,015
Balance at December 31, 2019	$33,213	$45,335	$2,211	$59,374	$2,236	$18,232	$19,702	$2,709	$34,593	$7,536	$225,141
BancShares records an allowance for credit losses on unfunded commitments within other liabilities. Activity in the allowance for credit losses for unfunded commitments is summarized as follows:

(Dollars in thousands)	Year ended December 31, 2020
Allowance for credit losses:
Balance at December 31, 2019	$1,055
Adoption of ASC 326	8,885
Balance at January 1, 2020	$9,940
Provision	2,874
Balance at December 31, 2020	12,814
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
The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of December 31, 2020 were as follows:

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,424	$1,795	126.1%	$—
Owner occupied commercial mortgage	9,792	14,253	145.6	—
Non-owner occupied commercial mortgage	5,556	7,577	136.4	—
Total commercial loans	16,772	23,625	140.9	—
Consumer:
Residential mortgage	23,011	29,775	129.4	131
Total non-PCD loans	39,783	53,400	134.2	131
PCD	19,042	27,872	146.4	—
Total collateral-dependent loans	$58,825	$81,272	138.2%	$131
Collateral-dependent nonaccrual loans with no recorded allowance totaled $57.5 million as of December 31, 2020. All other nonaccrual loans have a recorded allowance.
Allowance for Loan and Lease Losses
Prior to adoption of ASC 326, management calculated estimated loan losses through the allowance for loan and lease losses (“ALLL”). The ALLL represented management’s best estimate of inherent credit losses within the loan and lease portfolio at the balance sheet date. Management determined the ALLL based on an ongoing evaluation of the loan portfolio. Estimates for loan losses were determined by analyzing quantitative and qualitative components, such as: economic conditions, historical loan losses, historical loan migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on PCI loans, current assessment of impaired loans, and changes in the size, composition and/or risk within the loan portfolio. Adjustments to the ALLL were recorded with a corresponding entry to provision for loan and lease losses. Loan balances considered uncollectible were charged-off against the ALLL. Recoveries of amounts previously charged-off were generally credited to the ALLL.
A primary component of determining the allowance on non-PCI loans collectively evaluated was the actual loss history of the various loan classes. Loan loss factors were based on historical experience and, when necessary, were adjusted for significant factors, that in management’s judgment, affect the collectability of principal and interest at the balance sheet date. Loan loss factors were monitored quarterly and, when necessary, adjusted based on changes in the level of historical net charge-offs and updates by management, such as the number of periods included in the calculation of loss factors, loss severity, loss emergence period and portfolio attrition.
For commercial non-PCI loans, management incorporated historical net loss data to develop the applicable loan loss factors. General reserves for collective impairment were based on incurred loss estimates for the loan class based on average loss rates by credit quality indicators, which were estimated using historical loss experience and credit risk rating migrations. Credit quality indicators include borrower classification codes and facility risk ratings. Incurred loss estimates were adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends including credit quality, concentrations, aging of the portfolio and significant policy and underwriting changes.
For noncommercial non-PCI loans, management incorporated specific loan class and delinquency status trends into the loan loss factors. General reserve estimates of incurred losses were based on historical loss experience and the migration of loans through the various delinquency pools applied to the current risk mix.
Non-PCI loans were considered to be impaired when, based on current information and events, it was probable that a borrower would be unable to pay all amounts due according to the contractual terms of the loan agreement. Generally, management considered the following loans to be impaired: all TDR loans and all loan relationships which were on nonaccrual or 90+ days past due and greater than $500,000. Non-PCI impaired loans greater than $500,000 were evaluated individually for impairment while others were evaluated collectively.
The impairment assessment and determination of the related specific reserve for each impaired loan was based on the loan’s characteristics. Impairment measurement for loans dependent on borrower cash flow for repayment was based on the present value of expected cash flows discounted at the interest rate implicit in the original loan agreement. Impairment measurement for most real estate loans, particularly when a loan was considered to be a probable foreclosure, was based on the fair value of the underlying collateral. Collateral was appraised and market value (appropriately adjusted for an assessment of the sales and marketing costs) was used to calculate a fair value estimate. A specific valuation allowance was established or partial charge-off was recorded for the difference between the excess recorded investment in the loan and the loan’s estimated fair value less costs to sell.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The ALLL for PCI loans was estimated based on the expected cash flows over the life of the loan. BancShares estimated and updated cash flows expected to be collected on individual loans or pools of loans sharing common risk characteristics. BancShares compared the carrying value of all PCI loans to the present value at each balance sheet date. If the present value was less than the carrying value, the shortfall reduced the remaining credit discount and if it was in excess of the remaining credit discount, an ALLL was recorded through the recognition of provision expense. The ALLL for PCI loans with subsequent increases in expected cash flows to be collected was reduced and any remaining excess was recorded as an adjustment to the accretable yield over the loan’s or pool’s remaining life.

The following tables present the allowance and recorded investment in loans and leases by class of loans, as well as the associated impairment method at December 31, 2019.

	December 31, 2019
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial and leases	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Non-PCI Loans
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$463	$3,650	$39	$1,379	$103	$3,278	$2,722	$174	$1,107	$12,915
ALLL for loans and leases collectively evaluated for impairment	32,750	41,685	2,172	57,995	2,133	14,954	16,980	2,535	33,486	204,690
Total allowance for loan and lease losses	$33,213	$45,335	$2,211	$59,374	$2,236	$18,232	$19,702	$2,709	$34,593	$217,605
Loans and leases:
Loans and leases individually evaluated for impairment	$4,655	$70,149	$1,268	$12,182	$639	$60,442	$28,869	$3,882	$3,513	$185,599
Loans and leases collectively evaluated for impairment	1,008,799	12,212,486	540,760	4,391,610	309,454	5,233,475	2,310,203	353,503	1,776,891	28,137,181
Total loan and leases	$1,013,454	$12,282,635	$542,028	$4,403,792	$310,093	$5,293,917	$2,339,072	$357,385	$1,780,404	$28,322,780
The following table presents the PCI allowance and recorded investment in loans at December 31, 2019.

(Dollars in thousands)	December 31, 2019
Allowance for loan losses:
ALLL for loans acquired with deteriorated credit quality	$7,536
Loans acquired with deteriorated credit quality	558,716
At December 31, 2019, $139.4 million, respectively, in PCI loans experienced an adverse change in expected cash flows since the date of acquisition. The corresponding valuation reserve was $7.5 million.

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
Non-PCI impaired loans less than $500,000 that were collectively evaluated was $41.0 million at December 31, 2019.
The following tables show the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2019 and 2018:

	2019		2018
(Dollars in thousands)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$3,915	$53	$1,734	$84
Commercial mortgage	64,363	2,188	65,943	2,569
Other commercial real estate	919	27	1,225	43
Commercial and industrial and leases	11,884	482	9,560	364
Other	396	11	135	3
Total commercial	81,477	2,761	78,597	3,063
Noncommercial:
Residential mortgage	52,045	1,386	41,368	1,237
Revolving mortgage	29,516	1,009	26,759	900
Construction and land development	3,589	116	3,677	172
Consumer	3,311	138	2,722	116
Total noncommercial	88,461	2,649	74,526	2,425
Total non-PCI impaired loans and leases	$169,938	$5,410	$153,123	$5,488

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
The following tables provides a summary of total TDRs by accrual status. Total TDRs at December 31, 2020 were $208.2 million. Total TDRs at December 31, 2019, were $171.2 million, of which $154.0 million were non-PCI and $17.2 million were PCI. Total TDRs at December 31, 2018, were $156.1 million, of which $137.9 million were non-PCI and $18.2 million were PCI.

	December 31, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$578	$54	$632
Owner occupied commercial mortgage	37,574	10,889	48,463
Non-owner occupied commercial mortgage	18,336	1,649	19,985
Commercial and industrial and leases	29,131	3,528	32,659
Total commercial loans	85,619	16,120	101,739
Consumer:
Residential mortgage	29,458	19,380	48,838
Revolving mortgage	20,124	7,128	27,252
Construction and land development	1,573	9	1,582
Consumer auto	2,018	696	2,714
Consumer other	955	137	1,092
Total consumer loans	54,128	27,350	81,478
PCD loans	17,617	7,346	24,963
Total loans	$157,364	$50,816	$208,180

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$487	$2,279	$2,766	$1,946	$352	$2,298
Commercial mortgage	50,819	11,116	61,935	53,270	7,795	61,065
Other commercial real estate	571	—	571	851	9	860
Commercial and industrial and leases	9,430	2,409	11,839	7,986	2,060	10,046
Other	320	105	425	118	173	291
Total commercial loans	61,627	15,909	77,536	64,171	10,389	74,560
Noncommercial:
Residential mortgage	41,813	16,048	57,861	37,903	9,621	47,524
Revolving mortgage	21,032	7,367	28,399	20,492	8,196	28,688
Construction and land development	1,452	2,430	3,882	2,227	110	2,337
Consumer	2,826	688	3,514	2,300	721	3,021
Total noncommercial loans	67,123	26,533	93,656	62,922	18,648	81,570
Total loans	$128,750	$42,442	$171,192	$127,093	$29,037	$156,130

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide the types of modifications designated TDRs made during the years ended December 31, 2020, 2019 and 2018, as well as a summary of loans that were modified as a TDR during the years ended December 31, 2020, 2019 and 2018 that subsequently defaulted during the years ended December 31, 2020, 2019 and 2018. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

	2020				2019				2018
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end
(Dollars in thousands)
Loans and leases
Interest only period provided
Commercial loans	31	$28,145	4	$4,498	11	$1,595	1	$238	3	$1,003	—	$—
Consumer loans	6	4,169	5	2,569	7	4,018	2	2,717	—	—	—	—
Total interest only	37	32,314	9	7,067	18	5,613	3	2,955	3	1,003	—	—

Loan term extension
Commercial loans	26	5,444	5	1,471	16	3,904	5	533	21	3,933	4	675
Consumer loans	66	5,689	43	3,241	2	342	1	306	21	1,554	4	190
Total loan term extension	92	11,133	48	4,712	18	4,246	6	839	42	5,487	8	865

Below market interest rate
Commercial loans	98	33,870	26	1,912	90	13,932	24	2,634	85	12,859	24	2,998
Consumer loans	156	6,074	60	3,897	176	12,458	66	4,014	184	15,545	68	5,461
Total below market interest rate	254	39,944	86	5,809	266	26,390	90	6,648	269	28,404	92	8,459

Discharged from bankruptcy
Commercial loans	30	1,168	17	286	25	5,571	20	5,028	26	2,043	8	825
Consumer loans	186	8,129	66	2,928	178	10,349	71	4,239	151	6,617	56	3,169
Total discharged from bankruptcy	216	9,297	83	3,214	203	15,920	91	9,267	177	8,660	64	3,994
Total restructurings	599	$92,688	226	$20,802	505	$52,169	190	$19,709	491	$43,554	164	$13,318
For the years ended December 31, 2020, 2019 and 2018, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE F
PREMISES AND EQUIPMENT
Major classifications of premises and equipment at December 31, 2020 and 2019 are summarized as follows:

(Dollars in thousands)	Useful Life ( years)	2020	2019
Land	indefinite	$336,258	$335,093
Premises and leasehold improvements	3 - 40	1,286,092	1,228,588
Furniture, equipment and software	3 - 10	639,109	595,686
Total		2,261,459	2,159,367
Less accumulated depreciation and amortization		1,010,176	914,971
Total premises and equipment		$1,251,283	$1,244,396
Depreciation and amortization expense was $108.6 million, $103.8 million and $96.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE G
OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) for the years ended December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Balance at January 1	$46,591	$48,030
Additions	26,822	21,684
Acquired in business combinations	9,813	5,459
Sales	(26,726)	(24,432)
Write-downs/losses	(5,610)	(4,150)
Balance at December 31	50,890	46,591
At December 31, 2020 and 2019, BancShares had $5.8 million and $14.5 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $29.4 million and $23.0 million at December 31, 2020, and 2019, respectively. Gains recorded on the sale of OREO were $1.6 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

NOTE H
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
BancShares’ annual impairment test, conducted as of July 31 each year, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists, resulted in no indication of goodwill impairment. Subsequent to the annual impairment test, there were no events or changes in circumstances that would indicate goodwill should be tested for impairment during the interim period between annual tests. No goodwill impairment was recorded during 2020 or 2019.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2020 and 2019:

	Year ended December 31
(Dollars in thousands)	2020	2019
Balance at January 1	$349,398	$236,347
Recognized in the Community Financial acquisition	686	—
Measurement period adjustments(1)	214	—
Recognized in the Biscayne Bancshares acquisition	—	46,521
Recognized in the First South Bancorp acquisition	—	13,896
Recognized in the Entegra acquisition	—	52,634
Balance at December 31	$350,298	$349,398
(1)See Note B, Business Combinations for additional information

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets include mortgage servicing rights (“MSRs”) on loans sold to third parties with servicing retained, core deposit intangibles which represent the estimated fair value of acquired core deposits and other customer relationships, and other intangible assets acquired such as other servicing rights and noncompete agreements.
Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $3.31 billion, $3.38 billion and $2.95 billion as of December 31, 2020, 2019 and 2018, respectively. The majority of these loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. At December 31, 2020, a portion of the MSRs were related to originations by Entegra prior to acquisition. These retained servicing rights are recorded as a servicing asset and reported in other intangible assets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value. The amortization expense related to mortgage servicing rights is included as a reduction of mortgage income.
The activity of the mortgage servicing asset for the years ended December 31, 2020, 2019 and 2018 is presented in the following table:

(Dollars in thousands)	2020	2019	2018
Balance at January 1	$22,963	$21,396	$21,945
Servicing rights originated	8,006	6,149	5,258
Servicing rights acquired in Entegra transaction	—	1,873	—
Amortization	(8,400)	(6,233)	(5,807)
Valuation allowance increase	(4,143)	(222)	—
Balance at December 31	$18,426	$22,963	$21,396
The following table presents the activity in the servicing asset valuation allowance for the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	2020	2019	2018
Beginning balance	$222	$—	$—
Valuation allowance increase	4,143	222	—
Ending balance	$4,365	$222	$—
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned for the years ended December 31, 2020, 2019 and 2018, were $8.5 million, $7.9 million and $7.5 million, respectively, and reported in mortgage income.
Key economic assumptions used to value mortgage servicing rights as of December 31, 2020 and 2019, were as follows:

	2020	2019
Discount rate - conventional fixed loans	7.92%	8.92%
Discount rate - all loans excluding conventional fixed loans	8.92%	9.92%
Weighted average constant prepayment rate	20.62%	13.72%
Weighted average cost to service a loan	$87.58	$87.09
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
Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. They are being amortized on an accelerated basis over their estimated useful lives. The weighted average useful life of core deposit intangibles acquired in 2020 is 9 years.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following information relates to core deposit intangible assets, which are being amortized over their estimated useful lives:

(Dollars in thousands)	2020	2019
Balance at January 1	$43,386	$48,232
Acquired in Community Financial transaction	536	—
Acquired in Biscayne Bancshares transaction	—	4,745
Acquired in First South Bancorp transaction	—	2,268
Acquired in Entegra transaction	—	4,487
Amortization	(14,255)	(16,346)
Balance at December 31	$29,667	$43,386
The gross amount of core deposit intangible assets and accumulated amortization as of December 31, 2020 and 2019, are:

(Dollars in thousands)	2020	2019
Gross balance	$127,842	$154,507
Accumulated amortization	(98,175)	(111,121)
Carrying value	$29,667	$43,386
Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for core deposit intangibles in subsequent periods will be:

(Dollars in thousands)
2021	$10,948
2022	7,743
2023	5,129
2024	2,658
2025 and subsequent	3,189
$29,667

NOTE I
DEPOSITS
Deposits at December 31, 2020 and 2019 were as follows:

(Dollars in thousands)	2020	2019
Demand	$18,014,029	$12,926,796
Checking with interest	10,591,687	8,284,302
Money market accounts	8,632,713	6,817,752
Savings	3,304,167	2,564,777
Time	2,889,013	3,837,609
Total deposits	$43,431,609	$34,431,236
Time deposits with a denomination of $250,000 or more were $670.4 million and $891.2 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2021	$1,844,860
2022	648,516
2023	143,272
2024	67,908
2025	42,960
Thereafter	141,497
Total time deposits	$2,889,013

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE J
BORROWINGS
Short-term Borrowings
Short-term borrowings at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
Securities sold under customer repurchase agreements	$641,487	$442,956
Notes payable to FHLB of Atlanta	—	255,000
Other short-term debt	—	40,277
Total short-term borrowings	$641,487	$738,233
At December 31, 2020, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $598.0 million on an unsecured basis. Additionally, under borrowing arrangements with the FRB of Richmond and FHLB of Atlanta, BancShares has access to an additional $11.31 billion on a secured basis.
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $689.3 million and $477.6 million at December 31, 2020 and December 31, 2019, respectively.
At December 31, 2020, BancShares held $641.5 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, made up of $432.8 million collateralized by government agency securities and $208.7 million collateralized by commercial mortgage-backed securities. At December 31, 2019, BancShares held securities sold under agreements to repurchase of $443.0 million, with overnight and continuous remaining contractual maturities collateralized by government agency securities.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-term Borrowings
Long-term borrowings at December 31, 2020 and 2019 include:

(Dollars in thousands)	2020	2019
Fixed-to-Floating subordinated notes at 3.375% maturing March 15, 2030	$350,000	$—
Junior subordinated debenture at 3-month LIBOR plus 1.75% maturing June 30, 2036	88,145	88,145
Junior subordinated debenture at 3-month LIBOR plus 2.25% maturing June 15, 2034	19,588	19,588
Junior subordinated debenture at 3-month LIBOR plus 2.85% maturing April 7, 2034	10,310	10,310
Junior subordinated debentures at 3-month LIBOR plus 2.80% maturing March 30, 2034	14,433	14,433
Junior subordinated debentures at 7.00% maturing December 31, 2026(1)	20,000	20,000
Junior subordinated debentures at 6.50% maturing October 1, 2025(2)	7,500	7,500
Junior subordinated debentures at 7.13% called February 25, 2020(2)	—	5,000
Notes payable to FHLBs of Atlanta and Chicago with rates ranging from 0.75% to 2.99% and maturing through March 2032	655,175	317,191
Unsecured term loan at 1-month LIBOR plus 1.10% maturing September 5, 2022	82,125	96,425
Obligations under capitalized leases extending to December 2050	6,308	8,230
Unamortized issuance costs	(3,459)	—
Unamortized purchase accounting adjustments(3)	(1,999)	(1,569)
Other long-term debt	37	3,385
Total long-term obligations	$1,248,163	$588,638
(1) Assumed in HomeBancorp acquisition.
(2) Assumed in Biscayne BancShares acquisition.
(3) At December 31, 2020, unamortized purchase accounting adjustments were $2.0 million for subordinated debentures. At December 31, 2019, unamortized purchase accounting adjustments were $1.6 million for subordinated debentures and $6 thousand for FHLB advances.

Issuance of Subordinated Debt
On March 4, 2020, BancShares completed its public offering of $350 million aggregate principal amount of its 3.375% Fixed-to-Floating Rate Subordinated Notes due 2030 and redeemable at the option of BancShares starting with the interest payment due March 15, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required under the rules of the Federal Reserve, or earlier upon the occurrence of certain events.
At December 31, 2020 and 2019, BancShares held $132.5 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I and Macon Capital Trust I special purpose entities and grantor trusts (“the Trusts”) for trust preferred securities. The Trusts had outstanding trust preferred securities of $128.5 million at December 31, 2020 and 2019, which mature in 2036, 2034, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of its subsidiaries, FCB Capital Trust III and FCB/SC Capital Trust II. FCB has guaranteed all obligations of its trust subsidiaries, SCB Capital Trust I and Macon Capital Trust I, which was acquired from Entegra during the fourth quarter of 2019 and has a related obligation of $14.4 million.
Long-term borrowings maturing in each of the five years subsequent to December 31, 2020 and thereafter include:

(Dollars in thousands)	Year ended December 31
2021	$10,000
2022	98,709
2023	125,500
2024	6,144
2025	7,500
Thereafter	1,000,310
Total long-term borrowings	$1,248,163

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE K
FDIC SHARED-LOSS PAYABLE
At December 31, 2020, shared-loss protection remains for single family residential loans acquired in the amount of $34.5 million. The shared-loss agreements for two FDIC-assisted transactions include provisions related to payments owed to the FDIC at the termination of the agreements if actual cumulative losses on covered assets are lower than originally estimated by the FDIC at the time of acquisition (“clawback liability”). As of December 31, 2020 and 2019, the estimated clawback liability was $15.6 million and $112.4 million, respectively, as a result of a payment to the FDIC in the first quarter of 2020 for $99.5 million related to one of the transactions. We expect to make a clawback liability payment to the FDIC in March 2021 in the amount of $15.9 million.
The following table provides changes in the FDIC shared-loss payable for the years ended December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Beginning balance	$112,395	$105,618
Accretion	2,674	6,777
Payment made to the FDIC to settle shared-loss agreement	(99,468)	—
Ending balance	$15,601	$112,395
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
Based on the most recent notifications from its regulators, BancShares and FCB is well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2020, BancShares and FCB met all capital adequacy requirements to which they are subject and were not aware of any conditions or events that would affect each entity’s well-capitalized status.
Following is an analysis of capital ratios under Basel III guidelines for BancShares and FCB as of December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
(Dollars in thousands)	Requirements to be well-capitalized	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.00%	$4,577,212	13.81%	$3,731,501	12.12%
Tier 1 risk-based capital	8.00	3,856,086	11.63	3,344,305	10.86
Common equity Tier 1	6.50	3,516,149	10.61	3,344,305	10.86
Leverage capital	5.00	3,856,086	7.86	3,344,305	8.81
FCB
Total risk-based capital	10.00	4,543,496	13.72	3,837,670	12.46
Tier 1 risk-based capital	8.00	4,276,870	12.92	3,554,974	11.54
Common equity Tier 1	6.50	4,276,870	12.92	3,554,974	11.54
Leverage capital	5.00	4,276,870	8.72	3,554,974	9.38
As of January 1, 2019, the capital conservation buffer was fully phased in at 2.50%. BancShares and FCB had capital conservation buffers of 5.63% and 5.72%, respectively, at December 31, 2020.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020, Tier 2 capital of BancShares included $128.5 million of trust preferred capital securities and $377.5 million of qualifying subordinated debentures, compared to $128.5 million of trust preferred capital securities and $32.5 million of qualifying subordinated debentures included at December 31, 2019.
BancShares has two classes of common stock—Class A common and Class B common shares. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.
During 2020, BancShares repurchased a total of 813,090 shares of Class A common stock, or 8.4% of outstanding shares of as of December 31, 2019, for $333.8 million at an average cost per share of $410.48. During 2019, BancShares repurchased a total of 998,910 shares of Class A common stock, or 9.4% of outstanding shares of as of December 31, 2018, for $450.8 million at an average cost per share of $451.33. All share repurchases were executed under previously approved authorities.
Upon expiration of the most recent share repurchase authorization on July 31, 2020, share repurchase activity has ended and will be reevaluated in subsequent periods.
Issuance of Depositary Shares
On March 12, 2020, BancShares issued and sold an aggregate of 13,800,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of the Series A Preferred Stock) for a total of $345 million.
The capital raise provides liquidity for general corporate purposes, which may include, but is not limited to, providing capital to support our growth organically or through strategic acquisitions, financing investments and capital expenditures, for funding investments in First Citizens Bank as regulatory capital, and redeeming or repurchasing BancShares’ common stock.
Dividend Restrictions
The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce capital below applicable capital requirements. As of December 31, 2020, the maximum amount of distributions was limited to $1.70 billion to preserve well-capitalized status. Dividends declared by FCB and paid to BancShares amounted to $229.7 million in 2020, $149.8 million in 2019 and $242.9 million in 2018. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB.
BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2020, the requirements averaged $115.2 million. Effective March 26, 2020, the Federal Reserve Board reduced the reserve requirement ratio to 0%, eliminating the reserve requirement for all depository institutions.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE M
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$102,278	$23,524	$78,754	$7,522	$1,730	$5,792
Unrealized gains on securities available for sale transferred from (to) held to maturity	5,399	1,242	4,157	—	—	—
Defined benefit pension items	(91,751)	(21,103)	(70,648)	(172,098)	(39,583)	(132,515)
Total	$15,926	$3,663	$12,263	$(164,576)	$(37,853)	$(126,723)
The following table highlights changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020 and 2019:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale(1)	Unrealized gains (losses) on securities available for sale transferred to held to maturity(1)(2)	Defined benefit pension items(1)	Total
Balance at January 1, 2019	$(38,505)	$(71,149)	$(125,533)	$(235,187)
Net unrealized gains (losses) arising during period	49,776	55,834	(15,438)	90,172
Amounts reclassified from accumulated other comprehensive loss	(5,479)	15,315	8,456	18,292
Net current period other comprehensive income (loss)	44,297	71,149	(6,982)	108,464
Balance at December 31, 2019	5,792	—	(132,515)	(126,723)
Net unrealized gains arising during period	119,357	4,538	42,367	166,262
Amounts reclassified from accumulated other comprehensive loss	(46,395)	(381)	19,500	(27,276)
Net current period other comprehensive income	72,962	4,157	61,867	138,986
Balance at December 31, 2020	$78,754	$4,157	$(70,648)	$12,263
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) Net unrealized gains (losses) represent unrealized gains and losses related to the reclassification of investment securities between categories. See Note C, Investments, for additional information.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the statement where net income is presented for years ended December 31, 2020 and 2019:

(Dollars in thousands)	Year ended December 31, 2020
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains on available for sale securities	$60,253	Realized gains on investment securities available for sale, net
	(13,858)	Income taxes
	$46,395

Amortization of unrealized gains on securities available for sale transferred to held to maturity	$495	Net interest income
	(114)	Income taxes
	$381

Amortization of actuarial losses on defined benefit pension items	$(25,324)	Other noninterest expense
	5,824	Income taxes
	$(19,500)
Total reclassifications for the period	$27,276

	Year ended December 31, 2019
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains on available for sale securities	$7,115	Realized gains on investment securities available for sale, net
	(1,636)	Income taxes
	$5,479

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$(19,889)	Net interest income
	4,574	Income taxes
	$(15,315)

Amortization of defined benefit pension items
Prior service costs	$(57)	Salaries and wages
Actuarial losses	(10,924)	Other noninterest expense
	(10,981)	Income before income taxes
	2,525	Income taxes
	$(8,456)
Total reclassifications for the period	$(18,292)
(1) Amounts in parentheses indicate debits to profit/loss.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE N
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
Other noninterest income for the years ended December 31, 2020, 2019 and 2018 was $7.4 million, $18.4 million and $19.7 million, respectively. Prior to the adoption of ASC 326, the most significant item in other noninterest income was recoveries on PCI loans previously charged-off. BancShares recorded the portion of recoveries related to loans and leases written off prior to the closing of an acquisition as noninterest income rather than as an adjustment to the allowance for loan losses. These recoveries were $17.4 million and $16.6 million for the years ended December 31, 2019 and 2018, respectively. Following the adoption of ASC 326, these recoveries are recorded as an adjustment to the ACL. Other noninterest income also includes FHLB dividends and other various income items.
Other noninterest expense for the years ended December 31, 2020, 2019 and 2018 included the following:

(Dollars in thousands)	2020	2019	2018
Core deposit intangible amortization	$14,255	$16,346	$17,165
Consultant expense	12,751	12,801	14,345
Advertising expense	10,010	11,437	11,650
Telecommunications expense	12,179	9,391	10,471
Other	95,922	89,308	93,432
Total other noninterest expense	$145,117	$139,283	$147,063
Other expense consists of miscellaneous expenses including travel, postage, supplies, appraisal expense and other operational losses. Advertising expense related to non-direct response advertisements are expensed as incurred.
NOTE O
INCOME TAXES
At December 31, 2020, 2019 and 2018 income tax expense consisted of the following:

(Dollars in thousands)	2020	2019	2018
Current tax expense
Federal	$137,162	$68,984	$95,151
State	14,532	11,095	21,523
Total current tax expense	151,694	80,079	116,674
Deferred tax (benefit) expense
Federal	(28,535)	50,522	(10,944)
State	3,000	4,076	(2,433)
Total deferred tax (benefit) expense	(25,535)	54,598	(13,377)
Total income tax expense	$126,159	$134,677	$103,297
Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income as a result of the following:

(Dollars in thousands)	2020	2019	2018
Income taxes at federal statutory rates	$129,755	$124,330	$105,758
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,581)	(1,639)	(1,796)
Excess tax benefits of compensation	1,146	1,070	371
State and local income taxes, including any change in valuation allowance, net of federal income tax benefit	13,850	11,985	15,081
Effect of federal rate change	—	—	(15,736)
Tax credits net of amortization	(5,367)	(4,474)	(2,891)
Repayment of claim of right income	(13,926)	—	—
Other, net	2,282	3,405	2,510
Total income tax expense	$126,159	$134,677	$103,297

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The net deferred tax liability included the following components at December 31, 2020, and 2019:

(Dollars in thousands)	2020	2019
Allowance for credit losses	$52,293	$53,073
Operating lease liabilities	15,737	17,752
Executive separation from service agreements	8,989	12,334
Net operating loss carryforwards	9,545	11,085
Employee compensation	16,083	13,313
FDIC assisted transactions timing differences	—	8,678
Other reserves	5,376	5,001
Other	6,898	10,698
Deferred tax asset	114,921	131,934
Accelerated depreciation	14,984	51,249
Lease financing activities	15,265	8,101
Operating lease assets	15,670	17,837
Net unrealized gain on securities included in accumulated other comprehensive loss	24,857	1,821
Net deferred loan fees and costs	13,975	11,781
Intangible assets	13,012	9,148
Security, loan and debt valuations	2,051	5,767
FDIC assisted transactions timing differences	2,393	—
Pension liability	44,549	5,079
Other	10,193	15,993
Deferred tax liability	156,949	126,776
Net deferred tax (liability) asset	$(42,028)	$5,158
At December 31, 2020, the gross tax benefit related to net operating loss carryforwards were $41.7 million and $19.5 million related to federal and state taxes, respectively. These carryforwards expire in years beginning in 2024. The net operating losses were obtained through various acquisitions and are subject to the annual limitations set forth by Internal Revenue Code Section 382. No valuation allowance was necessary as of December 31, 2020 and 2019, to reduce BancShares’ gross deferred tax asset to the amount more likely than not to be realized.
Income tax expense for 2020 was favorably impacted by $13.9 million due to BancShares’ decision in the second quarter to utilize an allowable alternative for computing its 2020 federal income tax liability. The allowable alternative provides BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax.
BancShares regularly adjusts its net deferred tax asset as a result of changes in tax rates in the state where it files tax returns. These changes in tax rates did not have a material impact on tax expense in 2020, 2019 or 2018.
BancShares’ and its subsidiaries’ federal income tax returns for 2017 through 2019 remain open for examination. Generally, BancShares is no longer subject to examination by state and local taxing authorities for taxable years prior to 2015.
The following table provides a rollforward of BancShares’ gross unrecognized tax benefits, excluding interest and penalties, during the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	2020	2019	2018
Unrecognized tax benefits at the beginning of the year	$32,226	$28,255	$29,004
Additions (reductions) related to tax positions taken in prior year	153	(683)	(1,054)
Additions related to tax positions taken in current year	1,295	6,554	1,433
Settlements	(1,516)	—	—
Reductions related to lapse of statute of limitations	(783)	(1,900)	(1,128)
Unrecognized tax benefits at the end of the year	$31,375	$32,226	$28,255
All of the unrecognized tax benefits, if recognized, would affect BancShares’ effective tax rate.
BancShares has unrecognized tax benefits relating to uncertain state tax positions in North Carolina and other state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the consolidated financial statements. BancShares does not expect the unrecognized tax benefits to change significantly during 2021.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. BancShares recognized $467 thousand, ($135) thousand and $114 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. BancShares had $896 thousand and $429 thousand accrued for the payment of interest and penalties as of December 31, 2020 and 2019, respectively.
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
Assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy for an asset or liability is based on the lowest level of input significant to the fair value measurement with Level 1 inputs considered highest and Level 3 inputs considered lowest. A brief description of each input level follows:
•Level 1 inputs are quoted prices in active markets for identical assets and liabilities.
•Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices observable for the assets or liabilities and market corroborated inputs.
•Level 3 inputs are unobservable inputs for the asset or liability. These unobservable inputs and assumptions reflect the estimates market participants would use in pricing the asset or liability.
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
Investment securities available for sale. The fair value of U.S. Treasury, government agency, mortgage-backed and municipal securities and a portion of our corporate bonds are generally estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers using inputs that are not directly observable. These securities are considered Level 3.
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
Net loans and leases (Non-PCD and PCD). Fair value is estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. The inputs used in the fair value measurements for loans and leases are considered Level 3 inputs.

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
Deposits. For deposits with no stated maturity, the carrying value is a reasonable estimate of fair value. The fair value of time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurement for deposits are considered Level 2 inputs.
Borrowings. For borrowings, the fair values are determined based on recent trades or sales of the actual security, if available. Otherwise, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for FHLB borrowings, subordinated debentures, and other borrowings are considered Level 2 inputs.
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
For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2020 and 2019. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$362,048	$362,048	$376,719	$376,719
Overnight investments	4,347,336	4,347,336	1,107,844	1,107,844
Investment securities available for sale	7,014,243	7,014,243	7,059,674	7,059,674
Investment securities held to maturity	2,816,982	2,838,499	30,996	30,996
Investment in marketable equity securities	91,680	91,680	82,333	82,333
Loans held for sale	124,837	124,837	67,869	67,869
Net loans and leases	32,567,661	33,298,166	28,656,355	28,878,550
Income earned not collected	145,694	145,694	123,154	123,154
Federal Home Loan Bank stock	45,392	45,392	43,039	43,039
Mortgage and other servicing rights	19,628	20,283	24,891	26,927
Deposits with no stated maturity	40,542,596	40,542,596	30,593,627	30,593,627
Time deposits	2,889,013	2,905,577	3,837,609	3,842,162
Securities sold under customer repurchase agreements	641,487	641,487	442,956	442,956
Federal Home Loan Bank borrowings	655,175	677,579	572,185	577,362
Subordinated debt	504,518	525,610	163,412	173,685
Other borrowings	88,470	89,263	148,318	149,232
FDIC shared-loss payable	15,601	15,843	112,395	114,252
Accrued interest payable	9,414	9,414	18,124	18,124

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Among BancShares’ assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2020 and 2019.

	December 31, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$499,933	$—	$499,933	$—
Government agency	701,391	—	701,391	—
Residential mortgage-backed securities	4,438,103	—	4,438,103	—
Commercial mortgage-backed securities	771,537	—	771,537	—
Corporate bonds	603,279	—	286,655	316,624
Total investment securities available for sale	$7,014,243	$—	$6,697,619	$316,624
Marketable equity securities	$91,680	$32,855	$58,825	—
Loans held for sale	124,837	—	124,837	—

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$409,999	$—	$409,999	$—
Government agency	682,772	—	682,772	—
Residential mortgage-backed securities	5,267,090	—	5,267,090	—
Commercial mortgage-backed securities	380,020	—	380,020	—
Corporate bonds	201,566	—	131,881	69,685
State, county and municipal	118,227	—	118,227	—
Total investment securities available for sale	$7,059,674	$—	$6,989,989	$69,685
Marketable equity securities	$82,333	$29,458	$52,875	$—
Loans held for sale	67,869	—	67,869	—
During the year ended December 31, 2020, $1.8 million of corporate bonds available for sale were transferred from Level 2 to Level 3. The transfers were due to a lack of observable inputs and trade activity for those securities. During the year ended December 31, 2019, $112.6 million of corporate bonds available for sale were transferred from Level 3 to Level 2. The transfers were due to the availability of additional observable inputs for those securities.
The following table summarizes activity for Level 3 assets for the years ended December 31, 2020 and 2019:

	2020	2019
(Dollars in thousands)	Corporate bonds	Corporate bonds
Beginning balance	$69,685	$143,226
Purchases(1)	242,595	35,993
Unrealized net gains included in other comprehensive income	2,898	3,891
Amounts included in net income	(336)	174
Transfers in	1,782	—
Transfers out	—	(112,599)
Sales / Calls	—	(1,000)
Ending balance	$316,624	$69,685
(1) The year ended December 31, 2019, includes Corporate bonds of $500 thousand acquired in Entegra transaction.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at December 31, 2020.

(Dollars in thousands)			December 31, 2020
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$316,624
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and were gains of $3.9 million, $289 thousand and $50 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance for residential real estate loans originated for sale measured at fair value as of December 31, 2020 and 2019.

	December 31, 2020
(Dollars in thousands)	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$124,837	$118,902	$5,935

	December 31, 2019
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$67,869	$65,697	$2,172
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2020 or December 31, 2019.
Certain other assets are adjusted to their fair value on a nonrecurring basis, including certain loans, OREO, goodwill, which are periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Most loans held for investment, deposits, and borrowings are not reported at fair value.
Following the adoption of ASC 326, the population of loans measured at fair value on a non-recurring basis has greatly diminished and is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated allowance for credit losses or if a charge-off has been recorded in the previous 12 months. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 6% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. At December 31, 2020, the weighted average discount for estimated selling costs applied was 7.63%.
Prior to the adoption of ACS 326, impaired loans were considered to be at fair value if an associated allowance adjustment or current period charge-off was recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 11% applied for estimated selling costs and other external factors that may impact the marketability of the property. Expected cash flows are determined using expected payment information at the individual loan level, discounted using the effective interest rate. The effective interest rate for the majority of impaired loans generally ranged between 3% and 7%.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with with discounts, generally between 7% and 16%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At December 31, 2020, the weighted average discount applied was 8.44%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
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
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2020 and December 31, 2019.

	December 31, 2020
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Collateral-dependent loans	11,779	—	—	11,779
Other real estate remeasured during the year	40,115	—	—	40,115
Mortgage servicing rights	16,966	—	—	16,966

	December 31, 2019
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Impaired loans	$132,336	$—	$—	$132,336
Other real estate remeasured during the year	38,310	—	—	38,310
Mortgage servicing rights	3,757	—	—	3,757
No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019.

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
Defined Benefit Pension Plans
BancShares employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by the BancShares pension plan, which was closed to new participants as of April 1, 2007. Discretionary contributions of $80.0 million were made to the BancShares pension plan in 2020, while discretionary contributions of $71 thousand were made in 2019.
Certain legacy Bancorporation employees who qualified under length of service and other requirements are covered by the legacy Bancorporation pension plan, which was closed to new participants as of September 1, 2007. Discretionary contributions of $20.0 million were made to the legacy Bancorporation pension plan for 2020, while discretionary contributions of $3.5 million were made for 2019.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Due to the Plans having the same terms in both form and substance, the following tables and disclosures will report the Plans in total.
Obligations and Funded Status
The following table provides the changes in benefit obligation and plan assets and the funded status of the Plans at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Change in benefit obligation
Projected benefit obligation at January 1	$990,406	$852,975
Service cost	14,279	12,767
Interest cost	34,197	37,260
Actuarial losses	72,080	118,964
Benefits paid	(33,309)	(31,560)
Projected benefit obligation at December 31	1,077,653	990,406
Change in plan assets
Fair value of plan assets at January 1	976,072	842,534
Actual return on plan assets	192,792	161,506
Employer contributions	100,000	3,592
Benefits paid	(33,309)	(31,560)
Fair value of plan assets at December 31	1,235,555	976,072
Funded status at December 31	$157,902	$(14,334)
The amount recognized in other assets at December 31, 2020 was $157.9 million. The amount recognized in other liabilities at December 31, 2019 was $14.3 million.
The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Net actuarial loss	$91,751	$172,098
The accumulated benefit obligation for the Plans at December 31, 2020 and 2019, was $985.0 million and $904.5 million, respectively. The Plans use a measurement date of December 31.
The following table shows the components of periodic benefit cost related to the Plans and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Service cost	$14,279	$12,767	$16,154
Interest cost	34,197	37,260	34,733
Expected return on assets	(65,689)	(62,590)	(60,296)
Amortization of prior service cost	—	57	79
Amortization of net actuarial loss	25,324	10,924	13,902
Total net periodic benefit cost (income)	8,111	(1,582)	4,572
Current year actuarial (gain) loss	(55,023)	20,049	32,012
Amortization of actuarial loss	(25,324)	(10,924)	(13,902)
Amortization of prior service cost	—	(57)	(79)
Net (gain) loss recognized in other comprehensive income	(80,347)	9,068	18,031
Total recognized in net periodic benefit cost and other comprehensive income	$(72,236)	$7,486	$22,603
Actuarial gains in 2020 were primarily driven by return on assets greater than expected, partially offset by the impact of a decreased discount rate.
Service costs and the amortization of prior service costs are recorded in personnel expense, while interest cost, expected return on plan assets and the amortization of actuarial (gains)/losses are recorded in other noninterest expense.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The assumptions used to determine the benefit obligations at December 31, 2020 and 2019 are as follows:

	2020	2019
Discount rate	2.76%	3.46%
Rate of compensation increase	5.60	5.60
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018, are as follows:

	2020	2019	2018
Discount rate	3.46%	4.38%	3.76%
Rate of compensation increase	5.60	5.60	4.00
Expected long-term return on plan assets	7.50	7.50	7.50
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
Plan Assets
For the Plans, our primary total return objective is to achieve returns over the long term that will fund retirement liabilities and provide desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The Plans’ assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help generate a consistent level of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. The Plans’ assets are currently held by the FCB trust department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of pension plan assets at December 31, 2020 and 2019, by asset class are as follows:

	December 31, 2020
(Dollars in thousands)	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$37,913	$37,913	—	—	0 - 5%	3%
Equity securities					30 - 70%	77%
Common and preferred stock	144,924	144,924	—	—
Mutual funds	559,472	559,472	—	—
Exchange traded funds	248,819	248,819	—	—
Fixed income					15 - 45%	20%
U.S. government and government agency securities	90,292	—	90,292	—
Corporate bonds	154,135	—	154,135	—
Total pension assets	$1,235,555	$991,128	$244,427	$—		100%

	December 31, 2019
	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$10,974	$10,974	$—	$—	0 - 5%	1%
Equity securities					30 - 70%	73%
Common and preferred stock	142,157	142,157	—	—
Mutual funds	565,343	565,343	—	—
Fixed income					15 - 45%	23%
U.S. government and government agency securities	78,175	—	78,175	—
Corporate bonds	122,370	—	122,370	—
Mutual funds	25,288	25,288	—	—
Alternative investments					0 - 30%	3%
Mutual funds	31,765	31,765	—	—
Total pension assets	$976,072	$775,527	$200,545	$—		100%
Cash Flows
The following are estimated payments to pension plan participants in the indicated periods:

(Dollars in thousands)	Estimated Payments
2021	$38,660
2022	41,340
2023	43,777
2024	46,161
2025	48,343
2026-2030	269,256
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
At the end of 2007, current employees were given the option to continue to accrue additional years of service under the defined benefit plans or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, FCB matches up to

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
100% of the participant’s deferrals not to exceed 6% of the participant’s eligible compensation. The matching contribution immediately vests. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a required employer non-elective contribution equal to 3% of the compensation of a participant who remains employed at the end of the calendar year. This employer contribution vests after three years of service. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plans and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008. Eligible employees hired after January 1, 2008, are eligible to participate in the enhanced 401(k) savings plan. FCB recognized expense related to contributions to the 401(k) plans of $35.6 million, $30.8 million and $28.6 million during 2020, 2019 and 2018, respectively.
Additional Benefits for Executives, Directors, and Officers
FCB has entered into contractual agreements with certain executives providing payments for a period of no more than ten years following separation from service occurring no earlier than an agreed-upon age. These agreements also provide a death benefit in the event a participant dies prior to separation from service or during the payment period following separation from service. FCB has also assumed liability for contractual obligations to directors and officers of previously acquired entities.
The following table provides the accrued liability as of December 31, 2020 and 2019, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2020	2019
Accrued liability as of January 1	$45,295	$34,063
Liability assumed in the Biscayne Bancshares acquisition	—	1,138
Liability assumed in the First South Bancorp acquisition	—	1,067
Liability assumed in the Entegra acquisition	—	9,738
Discount rate adjustment	1,719	1,574
Benefit expense and interest cost	3,503	2,396
Benefits paid	(7,862)	(4,681)
Accrued liability as of December 31	$42,655	$45,295
Discount rate at December 31	2.76%	3.46%
Other Compensation Plans
FCB offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas, performance criteria, or at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward FCB’s success. As of December 31, 2020 and 2019, the accrued liability for incentive compensation was $68.2 million and $57.0 million, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE R
LEASES
The following table presents lease assets and liabilities as of December 31, 2020 and 2019:

(Dollars in thousands)	Classification	December 31, 2020	December 31, 2019
Assets:
Operating	Other assets	$68,048	$77,115
Finance	Premises and equipment	6,478	8,820
Total leased assets		$74,526	$85,935
Liabilities:
Operating	Other liabilities	$68,343	$76,746
Finance	Other borrowings	6,308	8,230
Total lease liabilities		$74,651	$84,976
The following table presents lease costs for the years ended December 31, 2020 and 2019. Variable lease cost primarily represents variable payments such as common area maintenance and utilities recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments adjusted periodically for inflation. While lease liabilities are not remeasured as a result of these changes, these adjustments are treated as variable lease costs and recognized in the period in which the expense is incurred.

(Dollars in thousands)	Classification	2020	2019
Lease cost:
Operating lease cost (1)	Occupancy expense	$15,023	$16,094
Finance lease cost:
Amortization of leased assets	Equipment expense	2,168	1,975
Interest on lease liabilities	Interest expense - Other borrowings	220	259
Variable lease cost	Occupancy expense	3,231	2,394
Sublease income	Occupancy expense	(350)	(390)
Net lease cost		$20,292	$20,332
(1) Operating lease cost includes short-term lease cost, which is immaterial.
The following table presents lease liability maturities in the next five years and thereafter:

(Dollars in thousands)	Operating Leases	Finance Leases	Total
2020	$12,865	$2,159	$15,024
2021	11,757	1,876	13,633
2022	9,980	993	10,973
2023	8,146	617	8,763
2024	5,223	635	5,858
Thereafter	32,045	431	32,476
Total lease payments	$80,016	$6,711	$86,727
Less: Interest	11,673	403	12,076
Present value of lease liabilities	$68,343	$6,308	$74,651

The following table presents the remaining weighted average lease terms and discount rates as of December 31, 2020:

Weighted average remaining lease term (years):	December 31, 2020
Operating	9.2
Finance	4.0
Weighted average discount rate:
Operating	3.14%
Finance	3.08

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019:

	Year ended December 31
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,237	$15,703
Operating cash flows from finance leases	220	259
Financing cash flows from finance leases	1,922	1,850
Right-of-use assets obtained in exchange for new operating lease liabilities	4,595	17,837
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1,886

NOTE S
TRANSACTIONS WITH RELATED PERSONS
BancShares has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (“Related Persons”) and entities controlled by Related Persons.
For those identified as Related Persons as of December 31, 2020, the following table provides an analysis of changes in the loans outstanding during 2020 and 2019:

	Year ended December 31
(dollars in thousands)	2020	2019
Balance at January 1	$145	$199
New loans	19	5
Repayments	(47)	(59)
Balance at December 31	$117	$145
The amounts presented exclude loans to Related Persons for credit card lines of $15,000 or less, overdraft lines of $5,000 or less and intercompany transactions between BancShares and FCB.
Unfunded loan commitments available to Related Persons were $2.6 million as of December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, BancShares repurchased 45,000 and 100,000 shares, respectively, of its outstanding Class A common stock from Ella Anna Holding, as trustee of her revocable trust. Mrs. Holding is the widow of BancShares’ former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, BancShares’ Chairman and Chief Executive Officer and Vice Chairman, respectively.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the commitments to extend credit and unfunded commitments as of December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Unused commitments to extend credit	$12,098,417	$10,682,378
Standby letters of credit	129,819	99,601
BancShares and FCB have investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Unfunded commitments to fund future investments in affordable housing projects totaled $53.7 million and $70.0 million as of December 31, 2020 and 2019, respectively, and were recorded within other liabilities.
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

NOTE U
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$49,716	$4,573
Overnight investments	1,607	2,547
Investments in marketable equity securities	91,680	82,333
Investment securities available for sale	2,010	3,015
Investment in banking subsidiaries	4,621,676	3,763,947
Investment in other subsidiaries	3,241	3,555
Due from subsidiaries	786	—
Other assets	48,591	45,164
Total assets	$4,819,307	$3,905,134
Liabilities and Shareholders’ Equity
Subordinated debentures	$452,350	$105,677
Other borrowings	128,125	201,702
Due to subsidiaries	—	1,670
Other liabilities	9,564	9,901
Shareholders’ equity	4,229,268	3,586,184
Total liabilities and shareholders’ equity	$4,819,307	$3,905,134

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2020	2019	2018
Interest and dividend income	$3,952	$1,327	$1,362
Interest expense	16,817	7,187	5,154
Net interest loss	(12,865)	(5,860)	(3,792)
Dividends from banking subsidiaries	229,685	149,819	242,910
Marketable equity securities gains (losses), net	29,395	20,625	(7,610)
Other income	574	257	347
Other operating expense	13,168	9,497	11,127
Income before income tax benefit and equity in undistributed net income of subsidiaries	233,621	155,344	220,728
Income tax expense (benefit)	879	892	(5,184)
Income before equity in undistributed net income of subsidiaries	232,742	154,452	225,912
Equity in undistributed net income of subsidiaries	258,981	302,919	174,401
Net income	491,723	457,371	400,313
Less: Preferred stock dividends	14,062	—	—
Net income available to common shareholders	$477,661	$457,371	$400,313

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$491,723	$457,371	$400,313
Adjustments
Undistributed net income of subsidiaries	(258,981)	(302,919)	(174,401)
Net amortization of premiums and discounts	824	119	88
Marketable equity securities (gains) losses, net	(29,395)	(20,625)	7,610
Gain on extinguishment of debt	—	—	(160)
Realized gains (losses) on investment securities available for sale, net	—	(20)	—
Net change in due to/from subsidiaries	(2,456)	(2,185)	(381)
Change in other assets	(3,074)	(2,001)	3,657
Change in other liabilities	(694)	981	(2,595)
Net cash provided by operating activities	197,947	130,721	234,131
INVESTING ACTIVITIES
Net change in loans	—	100,000	(100,000)
Net change in overnight investments	940	2,162	14,091
Purchases of marketable equity securities	(333,140)	(26,166)	(2,818)
Proceeds from sales of marketable equity securities	352,835	56,749	9,528
Purchases of investment securities	—	—	(6,438)
Proceeds from sales, calls, and maturities of securities	1,000	3,477	9,997
Investment in subsidiaries	(422,500)	—	—
Net cash provided by (used in) investing activities	(400,865)	136,222	(75,640)
FINANCING ACTIVITIES
Net change in short-term borrowings	(40,277)	40,277	(15,000)
Repayment of long-term obligations	(33,300)	(3,575)	(1,840)
Origination of long-term obligations	—	165,000	—
Net proceeds from subordinated notes issuance	345,849	—	—
Net proceeds from preferred stock issuance	339,937	—	—
Repurchase of common stock	(333,755)	(453,123)	(163,095)
Cash dividends paid	(30,393)	(18,137)	(16,779)
Net cash provided by (used in) financing activities	248,061	(269,558)	(196,714)
Net change in cash	45,143	(2,615)	(38,223)
Cash balance at beginning of year	4,573	7,188	45,411
Cash balance at end of year	$49,716	$4,573	$7,188
CASH PAYMENTS FOR:
Interest	$13,338	$7,187	$5,154
Income taxes	106,618	78,345	73,806

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
There have been no changes in BancShares’ internal control over financial reporting during the fourth quarter of 2020 which have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of First Citizens BancShares, Inc. (“BancShares”) is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2020, has excluded Community Financial Holding Company, Inc., acquired on February 1, 2020, which represented 0.34% and 0.22% of consolidated revenue (total interest income and total noninterest income) and consolidated total assets, respectively, as of December 31, 2020.
BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares’ management believes, as of December 31, 2020, BancShares’ internal control over financial reporting is effective.
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
BancShares’ independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report appears on page 56.

Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

2.1
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 29, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A dated January 29, 2010 and filed June 9, 2010)

2.2
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 21, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 21, 2011)

2.3
Agreement and Plan of Merger, dated April 23, 2019, by and among First Citizens BancShares, Inc., First Citizens Bank & Trust Company, FC Merger Subsidiary VII, Inc., and Entegra Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated April 23, 2019)

2.4
Agreement and Plan of Merger, dated October 15, 2020, by and among CIT Group Inc., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, and FCB Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated October 20, 2020)

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2014)
3.2
Certificate of Designation of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on March 12, 2020)

3.3	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated July 28, 2015)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.3
Specimen of Registrant's 5.375% Non-Cumulative Perpetual Preferred Stock, Series A Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed on March 12, 2020)

4.4
Deposit Agreement, dated as of March 12, 2020, among Registrant, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form 8-A, filed on March 12, 2020)

4.5	Form of Depositary Receipt (included as Exhibit A in Exhibit 4.4 hereto)
4.6
Indenture, dated as of March 4, 2020, by and between First Citizens BancShares, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated February 27, 2020)

4.7
First Supplemental Indenture, dated as of March 4, 2020, by and between First Citizens BancShares, Inc. and U.S. Bank National, as trustee (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K dated February 27, 2020)

4.8	Form of 3.375% Fixed-to-Floating Subordinated Notes due 2030 (included as Exhibit A in Exhibit 4.7 hereto)
4.9	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
4.10	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.11
Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.12
Junior Subordinated Indenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.13
Form of Guaranty Agreement between First Citizens Bancorporation, Inc., as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, dated as of May 7, 2004 (previously filed as Exhibit 4.2 to Bancorporation's (Commission File No. 0-11172) Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2004, and incorporated herein by reference)

4.14
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

10.5	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Jeffery L. Ward (filed herewith)
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

10.9	Form of Long-Term Incentive Plan Award Agreement (filed herewith)
10.10	Voting Agreement, dated as of October 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 15, 2020)
10.11	Nonqualified Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2021)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2021

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 24, 2021.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 24, 2021

/S/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2021

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 24, 2021

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 24, 2021

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 24, 2021

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 24, 2021

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 24, 2021

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 24, 2021

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 24, 2021

Signature	Title	Date

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 24, 2021

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 24, 2021

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 24, 2021

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 24, 2021, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ CRAIG L. NIX
Craig L. Nix As Attorney-In-Fact