Form 10-Q
period 2021-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2021-05-04
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
or
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
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of April 30, 2021)

PART I
Item 1.Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$410,495	$362,048
Overnight investments	7,588,757	4,347,336
Investment in marketable equity securities (cost of $84,297 at March 31, 2021 and $84,837 at December 31, 2020)	106,886	91,680
Investment securities available for sale (cost of $7,270,552 at March 31, 2021 and $6,911,965 at December 31, 2020)	7,307,122	7,014,243
Investment securities held to maturity (fair value of $2,774,982 at March 31, 2021 and $2,838,499 at December 31, 2020)	2,808,099	2,816,982
Loans held for sale	129,334	124,837
Loans and leases	33,180,851	32,791,975
Allowance for credit losses	(210,651)	(224,314)
Net loans and leases	32,970,200	32,567,661
Premises and equipment	1,238,874	1,251,283
Other real estate owned	48,512	50,890
Income earned not collected	148,022	145,694
Goodwill	350,298	350,298
Other intangible assets	51,547	50,775
Other assets	750,460	783,953
Total assets	$53,908,606	$49,957,680
Liabilities
Deposits:
Noninterest-bearing	$20,515,142	$18,014,029
Interest-bearing	26,815,855	25,417,580
Total deposits	47,330,997	43,431,609
Securities sold under customer repurchase agreements	680,705	641,487
Federal Home Loan Bank borrowings	648,671	655,175
Subordinated debt	497,153	504,518
Other borrowings	84,502	88,470
FDIC shared-loss payable	—	15,601
Other liabilities	345,178	391,552
Total liabilities	49,587,206	45,728,412
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 8,811,220 shares issued and outstanding at March 31, 2021 and December 31, 2020)	8,811	8,811
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2021 and December 31, 2020)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; 345,000 shares issued and outstanding at March 31, 2021 and December 31, 2020; $1,000 per share liquidity preference)	339,937	339,937
Retained earnings	4,005,318	3,867,252
Accumulated other comprehensive (loss) income	(33,671)	12,263
Total shareholders’ equity	4,321,400	4,229,268
Total liabilities and shareholders’ equity	$53,908,606	$49,957,680
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2021	2020
Interest income
Loans and leases	$323,023	$325,548
Investment securities interest and dividend income	30,852	39,493
Overnight investments	1,448	4,518
Total interest income	355,323	369,559
Interest expense
Deposits	8,793	24,194
Securities sold under customer repurchase agreements	338	442
Federal Home Loan Bank borrowings	2,087	2,984
Subordinated debt	4,188	2,755
Other borrowings	265	784
Total interest expense	15,671	31,159
Net interest income	339,652	338,400
Provision (credit) for credit losses	(10,974)	28,355
Net interest income after provision for credit losses	350,626	310,045
Noninterest income
Wealth management services	32,198	26,412
Service charges on deposit accounts	21,536	26,413
Cardholder services, net	19,960	18,160
Mortgage income	12,991	5,224
Merchant services, net	8,917	5,888
Other service charges and fees	8,489	7,792
Insurance commissions	3,998	3,688
ATM income	1,482	1,422
Marketable equity securities gains (losses), net	16,011	(51,408)
Realized gains on investment securities available for sale, net	9,207	19,795
Other	1,860	625
Total noninterest income	136,649	64,011
Noninterest expense
Salaries and wages	147,830	145,255
Employee benefits	35,725	38,511
Occupancy expense	29,743	27,480
Equipment expense	29,803	27,850
Processing fees paid to third parties	13,673	10,372
FDIC insurance expense	3,218	3,466
Collection and foreclosure-related expenses	2,198	4,054
Merger-related expenses	6,819	4,232
Other	26,917	38,751
Total noninterest expense	295,926	299,971
Income before income taxes	191,349	74,085
Income taxes	44,033	16,916
Net income	$147,316	$57,169
Preferred stock dividends	4,636	—
Net income available to common shareholders	$142,680	$57,169
Weighted average common shares outstanding	9,816,405	10,473,119
Earnings per common share	$14.53	$5.46
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2021	2020
Net income	$147,316	$57,169
Other comprehensive income
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains on securities available for sale arising during the period	(56,501)	144,843
Tax effect	12,995	(33,313)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(9,207)	(19,795)
Tax effect	2,118	4,553
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(50,595)	96,288
Unrealized gains on securities available for sale transferred to held to maturity:
Reclassification adjustment for accretion of unrealized gains on securities available for sale transferred to held to maturity	(475)	—
Tax effect	109	—
Total change in unrealized gains on securities available for sale transferred to held to maturity, net of tax	(366)	—
Change in pension obligation:
Amortization of actuarial losses	6,529	6,264
Tax effect	(1,502)	(1,441)
Total change in pension obligation, net of tax	5,027	4,823
Other comprehensive (loss) income	(45,934)	101,111
Total comprehensive income	$101,382	$158,280

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended March 31
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at December 31, 2019	$9,624	$1,005	$—	$44,081	$3,658,197	$(126,723)	$3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	57,169	—	57,169
Other comprehensive income, net of tax	—	—	—	—	—	101,111	101,111
Issuance of preferred stock	—	—	339,958	—	—	—	339,958
Repurchase of 349,390 shares of Class A common stock	(349)	—	—	(44,081)	(115,274)	—	(159,704)
Cash dividends declared ($0.40 per common share)
Class A common stock	—	—	—	—	(3,739)	—	(3,739)
Class B common stock	—	—	—	—	(402)	—	(402)
Balance at March 31, 2020	$9,275	$1,005	$339,958	$—	$3,632,894	$(25,612)	$3,957,520

Balance at December 31, 2020	$8,811	$1,005	$339,937	$—	$3,867,252	$12,263	$4,229,268
Net income	—	—	—	—	147,316	—	147,316
Other comprehensive loss, net of tax	—	—	—	—	—	(45,934)	(45,934)
Cash dividends declared ($0.47 per common share)
Class A common stock	—	—	—	—	(4,142)	—	(4,142)
Class B common stock	—	—	—	—	(472)	—	(472)
Preferred stock dividends declared	—	—	—	—	(4,636)	—	(4,636)
Balance at March 31, 2021	$8,811	$1,005	$339,937	$—	$4,005,318	$(33,671)	$4,321,400

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,316	$57,169
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for credit losses	(10,974)	28,355
Deferred tax expense (benefit)	8,555	(11,485)
Net increase in current tax receivable	26,703	11,829
Depreciation and amortization	27,864	26,879
Net decrease in accrued interest payable	(4,264)	(4,624)
Net increase in income earned not collected	(2,328)	(1,914)
Contribution to pension plans	—	(100,000)
Realized gains on investment securities available for sale, net	(9,207)	(19,795)
Marketable equity securities (gains) losses, net	(16,011)	51,408
Origination of loans held for sale	(315,451)	(205,986)
Proceeds from sale of loans held for sale	279,180	201,886
Gain on sale of loans	(9,365)	(5,682)
Net (gains) losses on other real estate owned	(527)	1,419
Net accretion of premiums and discounts	116	4,674
Amortization of intangible assets	5,795	6,160
Origination of mortgage servicing rights, net of change in valuation allowance	(6,567)	1,384
Net change in other assets	17,535	4,067
Net change in other liabilities	(33,494)	(28,135)
Net cash provided by operating activities	104,876	17,609
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans outstanding	(383,507)	(202,667)
Purchases of investment securities available for sale	(1,737,890)	(4,305,818)
Purchases of investment securities held to maturity	(207,313)	(724,412)
Purchases of marketable equity securities	(306)	(287,014)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	206,282	14,166
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,079,216	572,937
Proceeds from sales of investment securities available for sale	351,984	3,156,988
Proceeds from sales of marketable equity securities	1,111	2,438
Net (increase) decrease in overnight investments	(3,241,421)	454,455
Cash paid to FDIC for settlement of shared-loss agreement	(16,103)	(99,468)
Proceeds from sales of other real estate owned	10,011	5,265
Proceeds from sales of premises and equipment	1,143	—
Purchases of premises and equipment	(23,544)	(26,930)
Business acquisitions, net of cash acquired	—	(1,235)
Other investing activities	(8,009)	—
Net cash used in investing activities	(3,968,346)	(1,441,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(159,035)	(310,224)
Net increase in demand and other interest-bearing deposits	4,058,956	1,017,371
Net increase (decrease) in short-term borrowings	39,218	(92,871)
Repayment of long-term obligations	(17,973)	(38,583)
Origination of long-term obligations	—	745,886
Net proceeds from preferred stock issuance	—	339,958
Repurchase of common stock	—	(156,094)
Cash dividends paid	(9,249)	(4,256)
Net cash provided by financing activities	3,911,917	1,501,187
Change in cash and due from banks	48,447	77,501
Cash and due from banks at beginning of period	362,048	376,719
Cash and due from banks at end of period	$410,495	$454,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$19,935	$35,783
Income taxes	11	(592)
Significant noncash investing and financing activities:
Transfers of loans to other real estate	2,374	4,560
Dividends declared but not paid	4,614	4,141
Unsettled call of investment securities	3,000	—
Loans held for sale exchanged for investment securities	63,526	—
Reclassification of portfolio loans to loans held for sale	22,655	1,304
Transfers of premises and equipment to other real estate	4,732	1,427
Premises and equipment acquired through finance leases and other financing arrangements	—	1,191
Unsettled common stock repurchases	—	3,610
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
General
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in BancShares’ Annual Report on Form 10-K for the year ended December 31, 2020.
Reclassifications
In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. The estimates BancShares considers significant are the allowance for credit losses, “ACL”, fair value measurements, and income taxes.
Share Repurchases
During the first quarter of 2021, BancShares did not repurchase shares of Class A common stock. During the first quarter of 2020, BancShares purchased a total of 349,390 shares of Class A common stock for $159.7 million at an average cost per share of $457.10.
During 2020, share repurchases included 45,000 shares of Class A common stock purchased from Ella Ann Holding, as trustee of her revocable trust. Mrs. Holding is the widow of BancShares’ former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, BancShares’ Chairman and Chief Executive Officer and Vice Chairman, respectively.
Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of a novel strain of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Treasury Department, the SBA-PPP offers cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to temporarily guarantee these loans. The SBA began processing forgiveness payments during the fourth quarter of 2020.
The Consolidated Appropriations Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for a second round of funding of SBA-PPP loans. During the first quarter of 2021, BancShares originated over 9,600 SBA-PPP loans totaling over $1.1 billion.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received from the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loans as an adjustment to yield using the effective interest method. As of March 31, 2021, SBA-PPP loans outstanding were $2.8 billion.
Recently Issued Accounting Pronouncements
There were no Accounting Standards Updates (“ASUs”) issued during the first quarter of 2021 by the Financial Accounting Standards Board (“FASB”) that will have a material impact on BancShares’ consolidated financial statements.

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
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. The Transaction was approved by the North Carolina Commissioner of Banks on February 5, 2021, as well as the shareholders of both companies on February 9, 2021. The parties are continuing to work with other regulators on remaining approvals and anticipate closing in mid-2021 subject to regulatory approval and the satisfaction of customary closing conditions.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of CIT common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (“CIT Common Stock”), except for certain shares of CIT Common Stock owned by CIT or BancShares, will be converted into the right to receive 0.06200 shares of BancShares Class A common stock, par value $1.00 per share. Holders of CIT Common Stock will receive cash in lieu of fractional shares.
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
The Merger Agreement requires that, effective as of the Effective Time, the Boards of Directors of the combined company and the combined bank will consist of 14 directors, (i) 11 of whom will be members of the current Board of Directors of BancShares, and (ii) three of whom will be selected from among the current Board of Directors of CIT and will include as one of those three Ellen R. Alemany, Chairwoman and Chief Executive Officer of CIT. BancShares intends to appoint Michael A. Carpenter and Vice Admiral John R. Ryan, USN (Ret.), as the two other members from CIT’s current Board of Directors who will join the Boards of Directors of the combined company and the combined bank .

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities at March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
Government agency	$852,305	$784	$6,403	$846,686
Residential mortgage-backed securities	4,736,893	47,742	26,046	4,758,589
Commercial mortgage-backed securities	1,096,259	14,619	11,891	1,098,987
Corporate bonds	585,095	18,313	548	602,860
Total investment securities available for sale	$7,270,552	$81,458	$44,888	$7,307,122
Investment in marketable equity securities	84,297	22,872	283	106,886
Investment securities held to maturity
Residential mortgage-backed securities	1,740,314	5,191	20,510	1,724,995
Commercial mortgage-backed securities	1,065,778	13	17,811	1,047,980
Other	2,007	—	—	2,007
Total investment securities held to maturity	2,808,099	5,204	38,321	2,774,982
Total investment securities	$10,162,948	$109,534	$83,492	$10,188,990

	December 31, 2020
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$499,832	$101	$—	$499,933
Government agency	706,241	723	5,573	701,391
Residential mortgage-backed securities	4,369,130	70,283	1,310	4,438,103
Commercial mortgage-backed securities	745,892	25,645	—	771,537
Corporate bonds	590,870	14,437	2,028	603,279
Total investment securities available for sale	$6,911,965	$111,189	$8,911	$7,014,243
Investment in marketable equity securities	84,837	8,654	1,811	91,680
Investment securities held to maturity
Residential mortgage-backed securities	1,877,692	17,689	—	1,895,381
Commercial mortgage-backed securities	937,034	3,884	56	940,862
Other	2,256	—	—	2,256
Total investment securities held to maturity	2,816,982	21,573	56	2,838,499
Total investment securities	$9,813,784	$141,416	$10,778	$9,944,422
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
BancShares also holds approximately 354,000 shares of Visa Class B common stock, which are not considered to have a readily determinable fair value and are recorded at $0. BancShares held FHLB stock of $40.6 million and $45.4 million and other non-marketable equity securities of $11.4 million and $11.6 million at March 31, 2021 and December 31, 2020, respectively. These securities are recorded at cost within other assets.

As of March 31, 2021 and December 31, 2020, no ACL was required for available for sale and held to maturity debt securities. Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At March 31, 2021, accrued interest receivables for available for sale and held to maturity debt securities were $21.3 million and $5.3 million, respectively. At December 31, 2020, accrued interest receivables for available for sale and held to maturity debt securities were $17.6 million and $5.4 million, respectively. During the three months ended March 31, 2021 and 2020, no accrued interest was deemed uncollectible and written off against interest income.
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

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,020	$1,021	$500,846	$500,954
One through five years	72,340	74,536	72,565	73,881
Five through 10 years	502,757	517,922	508,320	519,570
Over 10 years	8,978	9,381	8,971	8,807
Government agency	852,305	846,686	706,241	701,391
Residential mortgage-backed securities	4,736,893	4,758,589	4,369,130	4,438,103
Commercial mortgage-backed securities	1,096,259	1,098,987	745,892	771,537
Total investment securities available for sale	$7,270,552	$7,307,122	$6,911,965	$7,014,243
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	998	998	1,507	1,507
One through five years	1,009	1,009	749	749
Residential mortgage-backed securities	1,740,314	1,724,995	1,877,692	1,895,381
Commercial mortgage-backed securities	1,065,778	1,047,980	937,034	940,862
Total investment securities held to maturity	$2,808,099	$2,774,982	$2,816,982	$2,838,499
The following table provides the gross realized gains and losses on the sales of investment securities available for sale for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
(Dollars in thousands)	2021	2020
Gross realized gains on sales of investment securities available for sale	$9,207	$20,474
Gross realized losses on sales of investment securities available for sale	—	(679)
Net realized gains on sales of investment securities available for sale	$9,207	$19,795
The following table provides the realized and unrealized gains and losses on marketable equity securities for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
(Dollars in thousands)	2021	2020
Marketable equity securities gains (losses), net	$16,011	$(51,408)
Less net gains recognized on marketable equity securities sold	263	323
Unrealized gains (losses) recognized on marketable equity securities held	$15,748	$(51,731)

The following table provides information regarding securities with unrealized losses as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$331,034	$3,501	$415,379	$2,902	$746,413	$6,403
Residential mortgage-backed securities	2,345,301	26,001	12,495	45	2,357,796	26,046
Commercial mortgage-backed securities	685,575	11,891	—	—	685,575	11,891
Corporate bonds	8,394	14	26,183	534	34,577	548
Total	$3,370,304	$41,407	$454,057	$3,481	$3,824,361	$44,888

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$268,622	$3,197	$328,777	$2,376	$597,399	$5,573
Residential mortgage-backed securities	433,816	1,241	23,064	69	456,880	1,310
Corporate bonds	57,715	2,028	—	—	57,715	2,028
Total	$760,153	$6,466	$351,841	$2,445	$1,111,994	$8,911
As of March 31, 2021, there were 60 investment securities available for sale with continuous losses for more than 12 months, of which 54 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and six were corporate bonds.
None of the unrealized losses identified as of March 31, 2021, or December 31, 2020, relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $4.8 billion at March 31, 2021, and $4.6 billion at December 31, 2020, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
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
There were no debt securities held to maturity on nonaccrual status as of March 31, 2021.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of March 31, 2021.

NOTE D - LOANS AND LEASES
BancShares’ accounting methods for loans and leases depends on whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination, which is determined as of the acquisition date. Non purchased credit deteriorated (“PCD”) loans consist of loans originated by BancShares and loans purchased from other institutions, that do not reflect more than insignificant credit deterioration at acquisition. Purchased loans which reflect more than insignificant credit deterioration are classified as PCD and reported as a single loan segment or class. At the date of acquisition, all acquired loans are recorded at fair value.
Loans and leases outstanding included the following at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial:
Construction and land development	$1,022,087	$985,424
Owner occupied commercial mortgage	11,340,966	11,165,012
Non-owner occupied commercial mortgage	3,017,898	2,987,689
Commercial and industrial and leases	4,946,445	5,013,644
SBA-PPP	2,769,906	2,406,291
Total commercial loans	23,097,302	22,558,060
Consumer:
Residential mortgage	5,566,026	5,561,686
Revolving mortgage	1,938,422	2,052,854
Construction and land development	336,065	348,123
Consumer auto	1,271,586	1,255,402
Consumer other	538,677	552,968
Total consumer loans	9,650,776	9,771,033
PCD loans	432,773	462,882
Total loans and leases	$33,180,851	$32,791,975
At March 31, 2021 and December 31, 2020, accrued interest receivable on loans was $103.2 million and $107.7 million, respectively, and was excluded from the estimate of credit losses.
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. In addition, BancShares may change its strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value. Loans held for sale totaled $129.3 million and $124.8 million at March 31, 2021 and December 31, 2020, respectively.
The following table presents selected components of the amortized cost of loans.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Deferred fees, including unearned fees and unamortized costs on non-PCD loans
Net deferred fees related to SBA-PPP loans	$66,717	$41,064
Net deferred fees related to other portfolios	11,932	9,153
Total net deferred fees	$78,649	$50,217

Net unamortized discount on purchased loans
Non-PCD	$17,009	$19,473
PCD	41,141	45,254
Total	$58,150	$64,727

The aging of the outstanding loans and leases, by class, at March 31, 2021 and December 31, 2020 is provided in the tables below. Loans and leases past due less than 30 days are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2021
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$277	$—	$1,595	$1,872	$1,020,215	$1,022,087
Owner occupied commercial mortgage	13,153	2,996	11,028	27,177	11,313,789	11,340,966
Non-owner occupied commercial mortgage	5,046	303	8,917	14,266	3,003,632	3,017,898
Commercial and industrial and leases	13,284	4,771	3,249	21,304	4,925,141	4,946,445
SBA-PPP	—	—	—	—	2,769,906	2,769,906
Total commercial loans	31,760	8,070	24,789	64,619	23,032,683	23,097,302
Consumer:
Residential mortgage	34,350	7,396	30,789	72,535	5,493,491	5,566,026
Revolving mortgage	6,222	1,603	8,531	16,356	1,922,066	1,938,422
Construction and land development	266	944	652	1,862	334,203	336,065
Consumer auto	4,432	1,014	860	6,306	1,265,280	1,271,586
Consumer other	2,246	1,213	1,516	4,975	533,702	538,677
Total consumer loans	47,516	12,170	42,348	102,034	9,548,742	9,650,776
PCD loans	11,250	4,322	33,694	49,266	383,507	432,773
Total loans and leases	$90,526	$24,562	$100,831	$215,919	$32,964,932	$33,180,851

	December 31, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$956	$527	$1,603	$3,086	$982,338	$985,424
Owner occupied commercial mortgage	8,757	2,232	14,082	25,071	11,139,941	11,165,012
Non-owner occupied commercial mortgage	12,370	—	5,973	18,343	2,969,346	2,987,689
Commercial and industrial and leases	14,532	2,842	3,243	20,617	4,993,027	5,013,644
SBA-PPP	—	—	—	—	2,406,291	2,406,291
Total commercial loans	36,615	5,601	24,901	67,117	22,490,943	22,558,060
Consumer:
Residential mortgage	43,218	8,364	31,690	83,272	5,478,414	5,561,686
Revolving mortgage	11,977	2,626	7,415	22,018	2,030,836	2,052,854
Construction and land development	932	77	330	1,339	346,784	348,123
Consumer auto	6,825	1,835	1,076	9,736	1,245,666	1,255,402
Consumer other	3,610	1,464	1,505	6,579	546,389	552,968
Total consumer loans	66,562	14,366	42,016	122,944	9,648,089	9,771,033
PCD loans	18,322	6,076	31,026	55,424	407,458	462,882
Total loans and leases	$121,499	$26,043	$97,943	$245,485	$32,546,490	$32,791,975

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$1,648	$—	$1,661	$—
Owner occupied commercial mortgage	22,796	1,400	23,103	3,625
Non-owner occupied commercial mortgage	10,939	2,211	7,932	147
Commercial and industrial and leases	15,718	607	10,626	540
Total commercial loans	51,101	4,218	43,322	4,312
Consumer:
Residential mortgage	61,907	29	66,345	—
Revolving mortgage	23,952	—	22,236	—
Construction and land development	566	543	652	—
Consumer auto	3,027	—	3,166	—
Consumer other	816	1,155	823	1,195
Total consumer loans	90,268	1,727	93,222	1,195
PCD loans	53,165	1,432	54,939	355
Total loans and leases	$194,534	$7,377	$191,483	$5,862
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2021 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

The following tables represent current credit quality indicators by origination year as of March 31, 2021.

	March 31, 2021
	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$46,039	$399,172	$310,753	$168,534	$48,089	$28,797	$12,548	$—	$1,013,932
Special Mention	—	232	—	181	85	—	145	—	643
Substandard	—	225	590	1,447	5,170	80	—	—	7,512
Total	46,039	399,629	311,343	170,162	53,344	28,877	12,693	—	1,022,087
Owner occupied commercial mortgage
Pass	632,239	3,202,842	2,166,465	1,521,886	1,206,771	2,249,426	106,579	101	11,086,309
Special Mention	687	10,398	29,975	39,868	12,074	37,441	2,974	72	133,489
Substandard	3,564	9,322	14,441	9,287	26,702	49,856	7,996	—	121,168
Total	636,490	3,222,562	2,210,881	1,571,041	1,245,547	2,336,723	117,549	173	11,340,966
Non-owner occupied commercial mortgage
Pass	158,815	809,647	603,274	332,010	319,514	638,882	35,835	—	2,897,977
Special Mention	794	676	880	10,778	1,440	2,918	500	—	17,986
Substandard	75	12,018	22,293	12,643	8,762	44,396	1,748	—	101,935
Total	159,684	822,341	626,447	355,431	329,716	686,196	38,083	—	3,017,898
Commercial and industrial and leases
Pass	424,035	1,423,941	884,987	442,129	251,356	445,265	874,664	5,150	4,751,527
Special Mention	102	10,601	22,183	8,335	6,160	7,764	11,376	194	66,715
Substandard	5,507	15,179	4,398	5,572	3,950	5,597	24,608	1,410	66,221
Doubtful	—	—	—	—	—	—	2	—	2
Ungraded	—	—	—	—	—	—	61,980	—	61,980
Total	429,644	1,449,721	911,568	456,036	261,466	458,626	972,630	6,754	4,946,445
SBA-PPP
Pass	936,012	1,833,894	—	—	—	—	—	—	2,769,906
Total commercial	$2,207,869	$7,728,147	$4,060,239	$2,552,670	$1,890,073	$3,510,422	$1,140,955	$6,927	$23,097,302

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$521,849	$1,810,979	$889,902	$561,267	$518,205	$1,166,958	$24,331	$—	$5,493,491
30-59 days	2,367	2,193	236	9,619	4,113	15,567	255	—	34,350
60-89 days	—	256	1,012	1,040	558	4,530	—	—	7,396
90 days or greater	—	286	1,455	838	3,797	24,384	29	—	30,789
Total	524,216	1,813,714	892,605	572,764	526,673	1,211,439	24,615	—	5,566,026
Revolving mortgage
Current	—	—	—	—	—	—	1,772,173	149,893	1,922,066
30-59 days	—	—	—	—	—	—	3,877	2,345	6,222
60-89 days	—	—	—	—	—	—	699	904	1,603
90 days or greater	—	—	—	—	—	—	4,112	4,419	8,531
Total	—	—	—	—	—	—	1,780,861	157,561	1,938,422
Construction and land development
Current	40,360	209,701	52,406	16,883	8,037	5,241	1,575	—	334,203
30-59 days	—	108	15	61	30	52	—	—	266
60-89 days	—	240	138	59	366	141	—	—	944
90 days or greater	—	543	—	—	59	50	—	—	652
Total	40,360	210,592	52,559	17,003	8,492	5,484	1,575	—	336,065

Consumer auto
Current	155,101	484,026	302,622	191,055	87,139	45,337	—	—	1,265,280
30-59 days	—	1,327	962	1,054	703	386	—	—	4,432
60-89 days	—	433	197	253	117	14	—	—	1,014
90 days or greater	—	294	134	217	129	86	—	—	860
Total	155,101	486,080	303,915	192,579	88,088	45,823	—	—	1,271,586
Consumer other
Current	20,879	45,239	22,631	8,552	6,246	34,873	395,282	—	533,702
30-59 days	3	131	100	106	1	—	1,905	—	2,246
60-89 days	—	95	7	10	—	—	1,101	—	1,213
90 days or greater	—	14	114	6	—	—	1,382	—	1,516
Total	20,882	45,479	22,852	8,674	6,247	34,873	399,670	—	538,677
Total consumer	$740,559	$2,555,865	$1,271,931	$791,020	$629,500	$1,297,619	$2,206,721	$157,561	$9,650,776
PCD loans
Current	$—	$28,056	$24,347	$26,763	$24,879	$247,606	$11,788	$20,068	$383,507
30-59 days	—	344	390	407	300	9,423	19	367	11,250
60-89 days	—	51	88	—	165	3,896	—	122	4,322
90 days or greater	—	1,294	2,404	4,412	1,826	22,504	105	1,149	33,694
Total PCD	$—	$29,745	$27,229	$31,582	$27,170	$283,429	$11,912	$21,706	$432,773
Total loans and leases	$2,948,428	$10,313,757	$5,359,399	$3,375,272	$2,546,743	$5,091,470	$3,359,588	$186,194	$33,180,851

The following tables represent current credit quality indicators by origination year as of December 31, 2020.

	December 31, 2020
	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$342,183	$341,233	$190,429	$50,776	$23,969	$11,306	$10,969	$—	$970,865
Special Mention	246	—	6,421	5,342	—	—	153	—	12,162
Substandard	229	629	1,450	—	8	81	—	—	2,397
Total	342,658	341,862	198,300	56,118	23,977	11,387	11,122	—	985,424
Owner occupied commercial mortgage
Pass	3,183,467	2,201,165	1,625,141	1,301,412	1,049,858	1,454,020	101,556	133	10,916,752
Special Mention	6,274	20,702	36,739	12,387	17,699	25,693	5,115	72	124,681
Substandard	10,280	19,052	9,842	20,928	13,736	41,303	8,438	—	123,579
Total	3,200,021	2,240,919	1,671,722	1,334,727	1,081,293	1,521,016	115,109	205	11,165,012
Non-owner occupied commercial mortgage
Pass	865,514	609,975	378,136	331,800	282,810	391,517	32,149	—	2,891,901
Special Mention	569	905	10,794	1,808	5,121	3,279	483	—	22,959
Substandard	2,899	18,546	12,296	8,764	14,087	15,427	810	—	72,829
Total	868,982	629,426	401,226	342,372	302,018	410,223	33,442	—	2,987,689
Commercial and industrial and leases
Pass	1,620,622	983,852	504,463	310,468	234,735	286,996	899,978	5,520	4,846,634
Special Mention	3,146	17,065	7,265	5,393	3,307	4,912	9,152	189	50,429
Substandard	17,811	4,095	4,370	4,257	2,548	3,801	22,384	983	60,249
Ungraded	—	—	—	—	—	—	56,332	—	56,332
Total	1,641,579	1,005,012	516,098	320,118	240,590	295,709	987,846	6,692	5,013,644
SBA-PPP
Pass	2,406,291	—	—	—	—	—	—	—	2,406,291
Total commercial	$8,459,531	$4,217,219	$2,787,346	$2,053,335	$1,647,878	$2,238,335	$1,147,519	$6,897	$22,558,060

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,882,683	$978,298	$655,798	$596,309	$461,719	$878,634	$24,973	$—	$5,478,414
30-59 days	2,278	4,573	11,463	3,772	8,613	12,299	220	—	43,218
60-89 days	30	100	1,246	1,449	834	4,705	—	—	8,364
90 days or greater	282	4,831	3,150	4,015	5,689	13,723	—	—	31,690
Total	1,885,273	987,802	671,657	605,545	476,855	909,361	25,193	—	5,561,686
Revolving mortgage
Current	—	—	—	—	—	—	1,879,968	150,868	2,030,836
30-59 days	—	—	—	—	—	—	8,241	3,736	11,977
60-89 days	—	—	—	—	—	—	527	2,099	2,626
90 days or greater	—	—	—	—	—	—	2,301	5,114	7,415
Total	—	—	—	—	—	—	1,891,037	161,817	2,052,854
Construction and land development
Current	215,112	85,707	24,860	10,269	6,093	2,218	2,525	—	346,784
30-59 days	—	420	121	370	—	21	—	—	932
60-89 days	—	—	—	9	—	68	—	—	77
90 days or greater	—	—	—	—	—	330	—	—	330
Total	215,112	86,127	24,981	10,648	6,093	2,637	2,525	—	348,123
Consumer auto
Current	521,719	340,594	219,597	104,280	49,872	9,604	—	—	1,245,666
30-59 days	2,175	1,873	1,257	842	544	134	—	—	6,825
60-89 days	329	689	312	351	109	45	—	—	1,835
90 days or greater	170	527	217	57	102	3	—	—	1,076
Total	524,393	343,683	221,383	105,530	50,627	9,786	—	—	1,255,402
Consumer other
Current	53,842	27,117	10,911	7,159	2,980	29,336	415,044	—	546,389
30-59 days	322	114	77	18	11	7	3,061	—	3,610
60-89 days	102	20	13	18	3	23	1,285	—	1,464
90 days or greater	53	84	8	—	—	—	1,360	—	1,505
Total	54,319	27,335	11,009	7,195	2,994	29,366	420,750	—	552,968
Total consumer	$2,679,097	$1,444,947	$929,030	$728,918	$536,569	$951,150	$2,339,505	$161,817	$9,771,033
PCD loans
Current	$31,475	$25,425	$27,183	$27,955	$28,995	$232,186	$13,212	$21,027	$407,458
30-59 days	999	925	801	718	1,341	12,637	156	745	18,322
60-89 days	447	81	312	695	97	4,098	9	337	6,076
90 days or greater	721	2,325	4,755	1,208	897	19,963	111	1,046	31,026
Total PCD	$33,642	$28,756	$33,051	$30,576	$31,330	$268,884	$13,488	$23,155	$462,882
Total loans and leases	$11,172,270	$5,690,922	$3,749,427	$2,812,829	$2,215,777	$3,458,369	$3,500,512	$191,869	$32,791,975
The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$8,847,178	$8,637,844
Less: Advances	648,671	652,675
Available borrowing capacity	$8,198,507	$7,985,169
Pledged non-PCD loans	$12,327,626	$12,157,153

FRB
Lendable collateral value of pledged non-PCD loans	$3,367,466	$3,321,762
Less: Advances	—	—
Available borrowing capacity	$3,367,466	$3,321,762
Pledged non-PCD loans	$4,181,520	$4,104,866

NOTE E - ALLOWANCE FOR CREDIT LOSSES
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended March 31, 2021, the primary reason for the ACL change since December 31, 2020 was improvement in macroeconomic factors. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, we use a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our ACL forecast considers a range of economic scenarios from an upside scenario to a severely adverse scenario, but the March 31, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by our strong credit quality, low net charge-offs and recent credit trends, which remained stable through the quarter ended March 31, 2021, despite potential impacts from COVID-19.
Activity in the ACL by portfolio segment is summarized as follows:

	Three months ended March 31, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$80,842	$119,485	$23,987	$224,314
Provision (credit)	(3,922)	(5,504)	(1,548)	(10,974)
Charge-offs	(3,331)	(4,469)	(763)	(8,563)
Recoveries	1,275	3,340	1,259	5,874
Balance at March 31	$74,864	$112,852	$22,935	$210,651

	Three months ended March 31, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at December 31	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1	54,815	105,865	26,537	187,217
Provision (credit)	21,537	9,406	(2,588)	28,355
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(5,369)	(7,769)	(1,123)	(14,261)
Recoveries	1,427	2,431	2,897	6,755
Balance at March 31	$72,410	$109,933	$26,916	$209,259
BancShares records an allowance for credit losses on unfunded commitments within other liabilities. Activity in the allowance for credit losses for unfunded commitments is summarized as follows:

	Three months ended March 31
(Dollars in thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$12,814	$1,055
Adoption of ASC 326	—	8,885
Adjusted beginning balance	$12,814	$9,940
Provision (credit)	(1,243)	572
Ending balance	11,571	10,512
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

The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,424	$1,795	126.1%	$—
Owner occupied commercial mortgage	11,886	16,417	138.1	—
Non-owner occupied commercial mortgage	6,951	9,312	134.0	—
Commercial and industrial and leases	1,256	2,916	232.2	—
Total commercial loans	21,517	30,440	141.5	—
Consumer:
Residential mortgage	21,303	27,279	128.1	120
Revolving mortgage	1,385	1,724	124.5	—
Total consumer loans	22,688	29,003	127.8	120
PCD loans	20,361	35,016	172.0	—
Total collateral-dependent loans	$64,566	$94,459	146.3%	$120

	December 31, 2020
(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,424	$1,795	126.1%	$—
Owner occupied commercial mortgage	9,792	14,253	145.6	—
Non-owner occupied commercial mortgage	5,556	7,577	136.4	—
Total commercial loans	16,772	23,625	140.9	—
Consumer:
Residential mortgage	23,011	29,775	129.4	131
PCD loans	19,042	27,872	146.4	—
Total collateral-dependent loans	$58,825	$81,272	138.2%	$131
Collateral-dependent nonaccrual loans with no recorded allowance totaled $61.7 million and $57.5 million as of March 31, 2021 and December 31, 2020, respectively. All other nonaccrual loans have a recorded allowance.
Troubled Debt Restructurings
BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. Within BancShares’ ACL loss models, TDRs are not individually evaluated unless determined to be collateral-dependent. Consumer TDRs are included in the definition of default which provides for a 100% probability of default applied within the models. As a result, subsequent changes in credit quality metrics do not impact the calculation of the ACL on consumer TDRs. For commercial TDRs, the TDR distinction does impact the calculation of ACL, as the standard definition of default is utilized.
The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing financial difficulty due to COVID-19. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases did not record these as TDRs.

The following tables provides a summary of total TDRs by accrual status:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$529	$41	$570	$578	$54	$632
Owner occupied commercial mortgage	38,969	9,986	48,955	37,574	10,889	48,463
Non-owner occupied commercial mortgage	20,541	1,335	21,876	18,336	1,649	19,985
Commercial and industrial and leases	30,956	6,551	37,507	29,131	3,528	32,659
Total commercial loans	90,995	17,913	108,908	85,619	16,120	101,739
Consumer:
Residential mortgage	25,323	20,802	46,125	29,458	19,380	48,838
Revolving mortgage	18,729	7,331	26,060	20,124	7,128	27,252
Construction and land development	1,501	9	1,510	1,573	9	1,582
Consumer auto	2,173	668	2,841	2,018	696	2,714
Consumer other	910	163	1,073	955	137	1,092
Total consumer loans	48,636	28,973	77,609	54,128	27,350	81,478
PCD loans	20,920	9,509	30,429	17,617	7,346	24,963
Total loans	$160,551	$56,395	$216,946	$157,364	$50,816	$208,180
The following table provides the types of modifications designated as TDRs during the three months ended March 31, 2021 and March 31, 2020, as well as a summary of loans modified as a TDR during the twelve-month periods ended March 31, 2021 and March 31, 2020 that subsequently defaulted during the three months ended March 31, 2021 and March 31, 2020. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2021				Three months ended March 31, 2020
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	6	$6,947	2	$42	10	$3,986	—	$—
Loan term extension	25	3,863	12	1,749	6	794	3	263
Below market interest rate	53	8,122	20	1,428	88	8,165	29	1,421
Discharged from bankruptcy	45	4,100	12	2,365	68	5,032	28	1,767
Total restructurings	129	$23,032	46	$5,584	172	$17,977	60	$3,451
For the three months ended March 31, 2021 and March 31, 2020, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED
The following table explains changes in other real estate owned (“OREO”) during the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	OREO
Balance at December 31, 2020	$50,890
Additions	7,106
Sales	(8,102)
Write-downs/losses	(1,382)
Balance at March 31, 2021	$48,512

Balance at December 31, 2019	$46,591
Additions	5,987
Acquired in business combinations	9,813
Sales	(5,321)
Write-downs/losses	(1,363)
Balance at March 31, 2020	$55,707
At March 31, 2021 and December 31, 2020, BancShares had $6.5 million and $5.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $27.1 million and $29.4 million at March 31, 2021 and December 31, 2020, respectively. Net gains recorded on the sale of OREO properties were $1.8 million for the three months ended March 31, 2021. Net losses recorded on the sale of OREO properties were $0.1 million for the three months ended March 31, 2020.
NOTE G - MORTGAGE SERVICING RIGHTS
BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was $3.3 billion as of March 31, 2021 and December 31, 2020. These loans are originated and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other intangible assets. The associated amortization expense and any valuation allowance recognized were included as a reduction of mortgage income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned were $2.1 million for the three months ended March 31, 2021 and 2020, and are reported in mortgage income.
The following table presents changes in the servicing asset during the three months ended March 31, 2021 and 2020:

	Three months ended March 31
(Dollars in thousands)	2021	2020
Beginning balance	$18,426	$22,963
Servicing rights originated	3,444	1,583
Amortization	(2,248)	(1,823)
Valuation allowance decrease (increase)	3,123	(2,967)
Ending balance	$22,745	$19,756
The following table presents the activity in the servicing asset valuation allowance for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
(Dollars in thousands)	2021	2020
Beginning balance	$4,365	$222
Valuation allowance (decrease) increase	(3,123)	2,967
Ending balance	$1,242	$3,189

Mortgage servicing rights valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	March 31, 2021	December 31, 2020
Discount rate - conventional fixed loans	8.74%	7.92%
Discount rate - all loans excluding conventional fixed loans	9.74%	8.92%
Weighted average constant prepayment rate	16.54%	20.62%
Weighted average cost to service a loan	$87.58	$87.58
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $685.6 million and $689.3 million at March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021, BancShares held $680.7 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, made up of $485.8 million collateralized by government agency securities and $194.9 million collateralized by commercial mortgage-backed securities. At December 31, 2020, BancShares held securities sold under agreements to repurchase of $641.5 million, with overnight and continuous remaining contractual maturities, made up of $432.8 million collateralized by government agency securities and $208.7 million collateralized by commercial mortgage-backed securities.
NOTE I - FDIC SHARED-LOSS PAYABLE
For certain FDIC-assisted transactions, the shared-loss agreement included a provision related to a payment owed to the FDIC at the termination of the agreement. As of March 31, 2021, these agreements have been satisfied following a $16.1 million payment made to the FDIC related to the final active agreement.
The following table provides changes in the FDIC shared-loss payable since December 31, 2020:

(Dollars in thousands)	Total
Balance at December 31, 2020	$15,601
Accretion	502
Payment made to the FDIC to settle shared-loss agreement	(16,103)
Balance at March 31, 2021	$—

NOTE J - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income included the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$36,570	$8,411	$28,159	$102,278	$23,524	$78,754
Unrealized gains on securities available for sale transferred from (to) held to maturity	4,924	1,133	3,791	5,399	1,242	4,157
Defined benefit pension items	(85,222)	(19,601)	(65,621)	(91,751)	(21,103)	(70,648)
Total	$(43,728)	$(10,057)	$(33,671)	$15,926	$3,663	$12,263
The following table highlights changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$78,754	$4,157	$(70,648)	$12,263
Net unrealized losses arising during period	(43,506)	—	—	(43,506)
Amounts reclassified from accumulated other comprehensive income	(7,089)	(366)	5,027	(2,428)
Net current period other comprehensive (loss) income	(50,595)	(366)	5,027	(45,934)
Ending balance	$28,159	$3,791	$(65,621)	$(33,671)

	Three months ended March 31, 2020
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$5,792	$—	$(132,515)	$(126,723)
Net unrealized gains arising during period	111,530	—	—	111,530
Amounts reclassified from accumulated other comprehensive loss	(15,242)	—	4,823	(10,419)
Net current period other comprehensive income	96,288	—	4,823	101,111
Ending balance	$102,080	$—	$(127,692)	$(25,612)

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three and three months ended March 31, 2021 and 2020:

(Dollars in thousands)	Three months ended March 31, 2021
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$9,207	Realized gains on investment securities available for sale, net
	(2,118)	Income taxes
	$7,089

Accretion of unrealized gains on securities available for sale transferred to held to maturity	$475	Net interest income
	(109)	Income taxes
	$366

Amortization of defined benefit pension actuarial losses	(6,529)	Other noninterest expense
	1,502	Income taxes
	$(5,027)
Total reclassifications for the period	$2,428

(Dollars in thousands)	Three months ended March 31, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$19,795	Realized gains on investment securities available for sale, net
	(4,553)	Income taxes
	$15,242

Amortization of defined benefit pension actuarial losses	(6,264)	Other noninterest expense
	1,441	Income taxes
	$(4,823)
Total reclassifications for the period	$10,419
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
BancShares’ management reviews any changes to its valuation methodologies to ensure they are appropriate and supportable, and refines valuation methodologies as more market-based data becomes available. Accuracy of the levels of the fair value hierarchy are validated and transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:
Investment securities available for sale and held to maturity. The fair value of U.S. Treasury, government agency and mortgage-backed securities, municipal securities, as well as a portion of corporate bonds, is generally estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers which are unadjusted and are not directly observable. These securities are considered Level 3.
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
Payable to the FDIC for shared-loss agreements. The fair value of the payable to the FDIC for shared-loss agreements was determined based on payments to the FDIC in accordance with the shared-loss agreements. Cash flows were discounted using current discount rates to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurement for the payable to the FDIC were considered Level 3 inputs.
Off-balance-sheet commitments and contingencies. Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.
For all other financial assets and liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2021 and December 31, 2020. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.

The table presents the carrying values and estimated fair values for financial instruments as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Assets
Cash and due from banks	$410,495	$410,495	$362,048	$362,048
Overnight investments	7,588,757	7,588,757	4,347,336	4,347,336
Investment in marketable equity securities	106,886	106,886	91,680	91,680
Investment securities available for sale	7,307,122	7,307,122	7,014,243	7,014,243
Investment securities held to maturity	2,808,099	2,774,982	2,816,982	2,838,499
Loans held for sale	129,334	129,334	124,837	124,837
Net loans and leases	32,970,200	33,202,437	32,567,661	33,298,166
Income earned not collected	148,022	148,022	145,694	145,694
Federal Home Loan Bank stock	40,563	40,563	45,392	45,392
Mortgage and other servicing rights	23,728	24,322	19,628	20,283
Liabilities
Deposits with no stated maturity	44,601,552	44,601,552	40,542,596	40,542,596
Time deposits	2,729,445	2,738,244	2,889,013	2,905,577
Securities sold under customer repurchase agreements	680,705	680,705	641,487	641,487
Federal Home Loan Bank borrowings	648,671	664,996	655,175	677,579
Subordinated debt	497,153	517,091	504,518	525,610
Other borrowings	84,502	85,067	88,470	89,263
FDIC shared-loss payable	—	—	15,601	15,843
Accrued interest payable	5,149	5,149	9,414	9,414
For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
Government agency	$846,686	$—	$846,686	$—
Residential mortgage-backed securities	4,758,589	—	4,758,589	—
Commercial mortgage-backed securities	1,098,987	—	1,098,987	—
Corporate bonds	602,860	—	284,744	318,116
Total investment securities available for sale	$7,307,122	$—	$6,989,006	$318,116
Marketable equity securities	$106,886	$43,677	$63,209	$—
Loans held for sale	$129,334	$—	$129,334	$—

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$499,933	$—	$499,933	$—
Government agency	701,391	—	701,391	—
Residential mortgage-backed securities	4,438,103	—	4,438,103	—
Commercial mortgage-backed securities	771,537	—	771,537	—
Corporate bonds	603,279	—	286,655	316,624
Total investment securities available for sale	$7,014,243	$—	$6,697,619	$316,624
Marketable equity securities	$91,680	$32,855	$58,825	$—
Loans held for sale	$124,837	$—	$124,837	$—

The following tables summarize activity for Level 3 assets:

	Corporate bonds
	Three months ended March 31
(Dollars in thousands)	2021	2020
Beginning balance	$316,624	$69,685
Unrealized net losses (gains) included in other comprehensive income	2,333	(4,366)
Amounts included in net income	(91)	(85)
Transfers in	—	1,782
Sales / Calls	(750)	—
Ending balance	$318,116	$67,016
During the three months ended March 31, 2021, there were no transfers between levels. During the three months ended March 31, 2020, there were transfers from Level 2 to Level 3 of $1.8 million. The transfers were due to a lack of observable inputs and trade activity for those securities.
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at March 31, 2021:

(Dollars in thousands)			March 31, 2021
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$318,116
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a loss of $2.7 million and a gain of $1.2 million for the three months ended March 31, 2021 and 2020, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the consolidated statements of income.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$129,334	$126,113	$3,221

	December 31, 2020
	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$124,837	$118,902	$5,935
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2021 or December 31, 2020.
We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
The population of loans measured at fair value on a non-recurring basis is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated ACL or if a charge-off has been recorded in the previous 12 months. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 6% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied was 6.81%.

OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 15% applied for estimated selling costs and other external factors that may impact the marketability of the property. At March 31, 2021, the weighted average discount applied was 8.76%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$10,247	$—	$—	$10,247
Other real estate owned	36,642	—	—	36,642
Mortgage servicing rights	20,409	—	—	20,409

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$11,779	$—	$—	$11,779
Other real estate owned	40,115	—	—	40,115
Mortgage servicing rights	16,966	—	—	16,966
No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.
NOTE L - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.
For the three months ended March 31, 2021 and 2020, the components of net periodic benefit cost are as follows:

	Three months ended March 31
(Dollars in thousands)	2021	2020
Service cost	$3,653	$3,457
Interest cost	7,404	8,531
Expected return on assets	(19,595)	(16,409)
Amortization of net actuarial loss	6,529	6,264
Net periodic (benefit) cost	$(2,009)	$1,843
No discretionary contribution was made to the pension plans during the three months ended March 31, 2021. The funding policy of the pension plans is to contribute an amount each year to meet all Employee Retirement Income Security Act minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2021.

NOTE M - LEASES
The following table presents right-of-use lease assets and liabilities as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Classification	March 31, 2021	December 31, 2020
Assets:
Operating	Other assets	$65,330	$68,048
Finance	Premises and equipment	5,936	6,478
Total leased assets		$71,266	$74,526
Liabilities:
Operating	Other liabilities	$65,841	$68,343
Finance	Other borrowings	5,915	6,308
Total lease liabilities		$71,756	$74,651
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
The following table presents the commitments to extend credit and standby letters of credit as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Unused commitments to extend credit	$12,126,186	$12,098,417
Standby letters of credit	139,572	129,819
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Affordable housing project investments were $162.4 million and $163.9 million as of March 31, 2021 and December 31, 2020, respectively, and were recorded in other assets. Unfunded commitments to fund future investments in affordable housing projects totaled $49.7 million and $53.7 million as of March 31, 2021 and December 31, 2020, respectively, and were recorded in other liabilities.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis (“MD&A”) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (“BancShares”). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q along with our financial statements and related MD&A of financial condition and results of operations included in our 2020 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2021, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us” and “BancShares” refer to the consolidated financial position and consolidated results of operations for BancShares.
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
Refer to our 2020 Annual Report on Form 10-K for further discussion of our strategy.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread throughout the world, causing significant disruptions to the domestic and global economies which continue to date. In response to the outbreak, governments imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains, changes in consumer behavior and overall economic instability. This uncertainty led to volatility in the financial markets. This impact was coupled with spikes in unemployment as a result of business shutdowns that continue to impact financial institutions operationally and financially. Vaccine distribution and other factors have improved the economic outlook, but uncertainty remains.
During the first quarter of 2021, the Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained the federal funds rate at a target range of 0.00% to 0.25%. The FOMC cited the effects of COVID-19 on economic activity and the risks posed to the economic outlook. The FOMC expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was passed. The bill was designed to provide short-term economic relief to individuals and businesses most impacted by the fallout of the pandemic. Key provisions include: for individuals, economic impact payments and enhanced unemployment benefits; for small businesses, access to loans and support through the Small Business Administration Paycheck Protection Program (“SBA-PPP”), direct aid and loans to the medical industry and other affected sectors, and certain tax benefits that can be used in conjunction with the other aid mentioned. While direct aid to financial services entities is not a primary goal of the provisions, financial institutions will function to transmit funds from the Federal Reserve, SBA and United States (“U.S.”) Treasury to the public. This was supplemented by the Paycheck Protection Program Flexibility Act, which was signed into law on June 5, 2020, and amended provisions of the SBA-PPP including timing of the program and changes to forgiveness criteria. In addition, there were other regulatory actions taken that may impact our business including changes in credit reporting on customer forbearance, federally backed mortgage forbearance, potential legal lending limit relaxation and other economic stabilization efforts.
The Consolidated Apportions Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for a second round of funding of SBA-PPP loans.

BANCSHARES’ COVID-19 CONTINUED MONITORING AND RESPONSE
BancShares remains dedicated to serving our customers and communities through the COVID-19 crisis. Our branches have re-opened with enhanced safety protocols and our corporate locations remain at limited occupancy as we navigate the challenges of COVID-19.
During the first quarter of 2021 in the second round of SBA-PPP, BancShares originated approximately 9,600 SBA-PPP loans totaling $1.1 billion. We recorded $30.9 million of interest and fee income related to SBA-PPP loans for the quarter. As of March 31, 2021, remaining net deferred fees on SBA-PPP loans were $66.7 million.
With respect to the first round of SBA-PPP, we began accepting and processing applications for forgiveness during the third quarter of 2020. We have received approximately 12,000 forgiveness decisions from the SBA to date, representing over $1.4 billion in forgiveness payments. BancShares originated approximately 23,000 loans during round one totaling $3.2 billion.
Through March 31, 2021, approximately 98% of all COVID-19 related loan extensions have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio, and we have not seen significant declines in overall credit quality.
During 2020, we recorded a $36.1 million reserve build due to uncertainty surrounding COVID-19 and its potential impact on our credit portfolio. Improved macroeconomic factors used as inputs into our ACL models and continued low net charge-offs during the first quarter of 2021 resulted in a provision credit of $11.0 million driven primarily by a $13.7 million reserve release during the quarter.
Table 1 provides a breakdown of the $2.8 billion of SBA-PPP loans outstanding by loan size as of March 31, 2021.
Table 1
SBA-PPP LOANS BY LOAN SIZE

(Dollars in thousands)
Loan Size	$ of Loans	% of Loans $
Less than $150,000	$793,559	28.7%
$150,000 to $2,000,000	1,465,863	52.9
Greater than $2,000,000	510,484	18.4
Total	$2,769,906	100.0%
We began accepting and processing applications for forgiveness during the third quarter of 2020. Table 2 represents the forgiveness status of SBA-PPP loans as of March 31, 2021.
Table 2
SBA-PPP LOAN FORGIVENESS STATUS

(Dollars in thousands)
Forgiveness Status	$ of Loans	% of Round 1 Total
Received by FCB	$2,222,139	69.2%
Submitted to SBA	2,099,988	65.4
Approved by SBA	1,458,983	45.4
Funds Received	1,410,441	43.9
SIGNIFICANT EVENTS IN 2021
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

The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. The Transaction was approved by the North Carolina Commissioner of Banks on February 5, 2021, as well as the shareholders of both companies on February 9, 2021. We are continuing to work with other regulators on remaining approvals and anticipate closing in mid-2021 subject to the satisfaction of customary closing conditions.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of CIT common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (“CIT Common Stock”), except for certain shares of CIT Common Stock owned by CIT or BancShares, will be converted into the right to receive 0.06200 shares of BancShares Class A common stock, par value $1.00 per share. Holders of CIT Common Stock will receive cash in lieu of fractional shares.
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
The Merger Agreement requires that, effective as of the Effective Time, the Boards of Directors of the combined company and the combined bank will consist of 14 directors, (i) 11 of whom will be members of the current Board of Directors of BancShares, and (ii) three of whom will be selected from among the current Board of Directors of CIT and will include as one of those three Ellen R. Alemany, Chairwoman and Chief Executive Officer of CIT. We intend to appoint Michael A. Carpenter and Vice Admiral John R. Ryan, USN (Ret.), as the two other members from CIT’s current Board of Directors who will join the Boards of Directors of the combined company and the combined bank.
FINANCIAL PERFORMANCE SUMMARY
First Quarter Highlights
•Net income for the first quarter of 2021 was $147.3 million, an increase of $90.1 million, or 157.7% compared to the same quarter in 2020. Net income available to common shareholders totaled $142.7 million for the first quarter of 2021. Net income per common share increased $9.07, or 166.1%, to $14.53 in the first quarter of 2021, from $5.46 per share during the same quarter in 2020.
•Return on average assets for the first quarter of 2021 was 1.16%, up from 0.57% in the first quarter of 2020. Return on average equity for the first quarter of 2021 was 14.70%, up from 6.34% during the same quarter of 2020.
•Net interest income was $339.7 million for the first quarter of 2021, an increase of $1.3 million, or 0.4% compared to the same quarter in 2020. This was primarily due to interest and fee income on SBA-PPP loans, organic loan growth and lower rates paid on interest-bearing deposits, partially offset by a decline in the yield on interest-earning assets. SBA-PPP loans contributed $30.9 million in interest and fee income during the quarter. The taxable-equivalent net interest margin (“NIM”) was 2.80% for the first quarter of 2021, a decrease of 75 basis points from 3.55% for the first quarter in 2020.
•Noninterest income was $136.6 million for the first quarter of 2021 , an increase of $72.6 million, or 113.5%, compared to $64.0 million for the same quarter of 2020.
•Noninterest expense was $295.9 million for the first quarter of 2021, a decrease of $4.0 million or by 1.3% compared to the same quarter of 2020,
•Total loans grew to $33.2 billion, an increase of $388.9 million, or by 4.8% on an annualized basis, since December 31, 2020. Excluding loans originated under the SBA-PPP, total loans increased $25.3 million, or by 0.3% on an annualized basis, since December 31, 2020. The net charge-off ratio was 0.03% for the first quarter of 2021, down from 0.06% for the fourth quarter of 2020 and 0.10% for the first quarter of 2020.
•Total deposits grew to $47.3 billion, an increase of $3.9 billion, or by 36.4% on an annualized basis, since December 31, 2020.
•At March 31, 2021, BancShares remained well capitalized with a total risk-based capital ratio of 14.1%, a Tier 1 risk-based capital of 12.0%, a common equity Tier 1 ratio of 11.0% and a leverage ratio of 7.8%.

Table 3
SELECTED QUARTERLY DATA

	2021	2020
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$355,323	$376,876	$374,334	$363,257	$369,559
Interest expense	15,671	18,160	20,675	25,863	31,159
Net interest income	339,652	358,716	353,659	337,394	338,400
Provision (credit) for credit losses	(10,974)	5,403	4,042	20,552	28,355
Net interest income after provision for credit losses	350,626	353,313	349,617	316,842	310,045
Noninterest income	136,649	126,765	120,572	165,402	64,011
Noninterest expense	295,926	305,373	291,662	291,679	299,971
Income before income taxes	191,349	174,705	178,527	190,565	74,085
Income taxes	44,033	36,621	35,843	36,779	16,916
Net income	147,316	138,084	142,684	153,786	57,169
Net income available to common shareholders	$142,680	$133,448	$138,048	$148,996	$57,169
Net interest income, taxable equivalent	$340,271	$359,370	$354,256	$337,965	$339,174
PER COMMON SHARE DATA
Net income	$14.53	$13.59	$14.03	$14.74	$5.46
Cash dividends on common shares	0.47	0.47	0.40	0.40	0.40
Market price at period end (Class A)	835.77	574.27	318.78	405.02	332.87
Book value at period-end	405.59	396.21	380.43	367.57	351.90
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$51,409,634	$49,557,803	$48,262,155	$45,553,502	$40,648,806
Investment securities	9,757,650	9,889,124	9,930,197	8,928,467	7,453,159
Loans and leases (1)	33,086,656	32,964,390	32,694,996	31,635,958	29,098,101
Interest-earning assets	48,715,279	46,922,823	45,617,376	42,795,781	38,004,341
Deposits	44,858,198	43,123,312	41,905,844	39,146,415	34,750,061
Interest-bearing liabilities	27,898,525	26,401,222	25,591,707	24,407,285	23,153,777
Securities sold under customer repurchase agreements	641,236	684,311	710,237	659,244	474,231
Other short-term borrowings	—	—	—	45,549	157,759
Long-term borrowings	1,235,576	1,250,682	1,256,331	1,275,928	961,132
Common shareholders' equity	3,935,267	3,786,158	3,679,138	3,648,284	3,625,975
Shareholders’ equity	$4,275,204	$4,126,095	$4,019,075	$3,988,225	$3,682,634
Common shares outstanding	9,816,405	9,816,405	9,836,629	10,105,520	10,473,119
SELECTED QUARTER-END BALANCES
Total assets	$53,908,606	$49,957,680	$48,666,873	$47,866,194	$41,594,453
Investment securities	10,222,107	9,922,905	9,860,594	9,508,476	8,845,197
Loans and leases	33,180,851	32,791,975	32,845,144	32,418,425	29,240,959
Deposits	47,330,997	43,431,609	42,250,606	41,479,245	35,346,711
Securities sold under customer repurchase agreements	680,705	641,487	693,889	740,276	540,362
Other short-term borrowings	—	—	—	—	105,000
Long-term borrowings	1,230,326	1,248,163	1,252,016	1,258,719	1,297,132
Shareholders’ equity	$4,321,400	$4,229,268	$4,074,414	$3,991,444	$3,957,520
Common shares outstanding	9,816,405	9,816,405	9,816,405	9,934,105	10,280,105
SELECTED RATIOS AND OTHER DATA
Return on average assets (annualized)	1.16%	1.11%	1.18%	1.36%	0.57%
Return on average common shareholders’ equity (annualized)	14.70	14.02	14.93	16.43	6.34
Net yield on interest-earning assets (taxable equivalent)	2.80	3.02	3.06	3.14	3.55
Net charge-offs to average loans and leases (annualized)	0.03	0.06	0.03	0.09	0.10
Allowance for credit losses to total loans and leases(2):
PCD	5.30	5.18	5.07	5.07	4.80
Non-PCD	0.57	0.62	0.61	0.61	0.64
Total	0.63	0.68	0.68	0.69	0.72
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.73	0.74	0.73	0.77	0.79
Tier 1 risk-based capital ratio	14.14	13.81	13.70	13.63	13.65
Common equity Tier 1 ratio	12.02	11.63	11.48	11.38	11.43
Total risk-based capital ratio	11.00	10.61	10.43	10.32	10.36
Tier 1 leverage capital ratio	7.84	7.86	7.80	8.07	8.98
Dividend payout ratio	3.23	3.46	2.85	2.71	7.33
Average loans and leases to average deposits	73.76	76.44	78.02	80.81	83.74
(1) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.
(2) Loans originated in relation to the SBA-PPP ($2.8 billion as of March 3, 2021) do not have a recorded ACL. As of March 31, 2021, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans is 0.63%, while the ratio of ACL to total loans excluding SBA-PPP loans is 0.69%.

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
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. The Transaction was approved by the North Carolina Commissioner of Banks on February 5, 2021, as well as the shareholders of both companies on February 9, 2021. We are continuing to work with other regulators on remaining approvals and anticipate closing in mid-2021 subject to regulatory approval and the satisfaction of customary closing conditions.
Federal Deposit Insurance Corporation Assisted Transactions
BancShares completed fourteen Federal Deposit Insurance Corporation (“FDIC”) assisted transactions between 2009 and 2017. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protected us from a substantial portion of the credit and asset quality risk we would otherwise incur.
For certain FDIC-assisted transactions, the shared-loss agreement included a provision related to a payment owed to the FDIC at the termination of the agreement. As of March 31, 2021, these agreements have been satisfied following a $16.1 million payment made to the FDIC for the final active agreement.

Table 4
CONSOLIDATED YEAR-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended March 31
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$33,086,656	$323,602	3.92%	$29,098,101	$326,155	4.46%
Investment securities:
U.S. Treasury	383,300	171	0.18	299,777	1,677	2.25
Government agency	791,293	1,900	0.96	721,254	4,121	2.29
Mortgage-backed securities	7,882,679	20,607	1.05	6,060,434	30,707	2.03
Corporate bonds	602,883	7,742	5.14	205,504	2,477	4.82
Other investments	97,495	472	1.96	166,190	678	1.64
Total investment securities	9,757,650	30,892	1.27	7,453,159	39,660	2.13
Overnight investments	5,870,973	1,448	0.10	1,453,081	4,518	1.25
Total interest-earning assets	48,715,279	355,942	2.93	38,004,341	370,333	3.88
Cash and due from banks	333,069			300,433
Premises and equipment	1,251,542			1,251,970
Allowance for credit losses	(224,009)			(187,269)
Other real estate owned	48,590			53,356
Other assets	1,285,163			1,225,975
Total assets	$51,409,634			$40,648,806

Liabilities
Interest-bearing deposits:
Checking with interest	$10,746,225	$1,409	0.05%	$8,188,983	$1,701	0.08%
Savings	3,461,780	299	0.04	2,593,869	285	0.04
Money market accounts	9,008,391	2,508	0.11	7,016,587	9,109	0.52
Time deposits	2,805,317	4,577	0.66	3,761,216	13,099	1.40
Total interest-bearing deposits	26,021,713	8,793	0.14	21,560,655	24,194	0.45
Securities sold under customer repurchase agreements	641,236	338	0.21	474,231	442	0.38
Other short-term borrowings	—	—	—	157,759	804	2.02
Long-term borrowings	1,235,576	6,540	2.12	961,132	5,719	2.35
Total interest-bearing liabilities	27,898,525	15,671	0.23	23,153,777	31,159	0.54
Noninterest-bearing deposits	18,836,485			13,189,406
Other liabilities	399,420			622,989
Shareholders’ equity	4,275,204			3,682,634
Total liabilities and shareholders’ equity	$51,409,634			$40,648,806
Interest rate spread			2.70%			3.34%

Net interest income and net yield on interest-earning assets		$340,271	2.80%		$339,174	3.55%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rate of 21.0%, as well as a blended state income tax rate of 3.3% and 3.4%, for the three months ended March 31, 2021 and March 31, 2020, respectively. The taxable-equivalent adjustment was $619 thousand and $774 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively.

Table 5
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended March 31, 2021
	Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$47,241	$(49,794)	$(2,553)
Investment securities:
U.S. Treasury	451	(1,957)	(1,506)
Government agency	400	(2,621)	(2,221)
Mortgage-backed securities	9,353	(19,453)	(10,100)
Corporate bonds	4,789	476	5,265
Other investments	(278)	72	(206)
Total investment securities	14,715	(23,483)	(8,768)
Overnight investments	13,602	(16,672)	(3,070)
Total interest-earning assets	$75,558	$(89,949)	$(14,391)
Liabilities
Interest-bearing deposits:
Checking with interest	$529	$(821)	$(292)
Savings	95	(81)	14
Money market accounts	2,517	(9,118)	(6,601)
Time deposits	(3,359)	(5,163)	(8,522)
Total interest-bearing deposits	(218)	(15,183)	(15,401)
Securities sold under customer repurchase agreements	155	(259)	(104)
Other short-term borrowings	(804)	—	(804)
Long-term borrowings	1,608	(787)	821
Total interest-bearing liabilities	741	(16,229)	(15,488)
Change in net interest income	$74,817	$(73,720)	$1,097
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
First Quarter 2021 compared to First Quarter 2020
Taxable-equivalent net interest income was $340.3 million for the first quarter of 2021, an increase of $1.1 million, or 0.3%, compared to the first quarter of 2020. The increase in net interest income was primarily due to interest and fee income on SBA-PPP loans, organic loan growth and lower rates paid on interest-bearing deposits, partially offset by a decline in yield on interest-earning assets. SBA-PPP loans contributed $30.9 million in interest and fee income during the first quarter of 2021.
The taxable-equivalent NIM was 2.80% in the first quarter of 2021, a decrease of 75 basis points from the same quarter in the prior year. The margin decline was primarily due to changes in earning asset mix, driven by a build up of excess liquidity held in lower yielding overnight investments. This was coupled with a decrease in the yield on interest-earning assets, partially offset by lower rates paid on interest-bearing deposits and the yield on SBA-PPP loans.
Average interest-earning assets increased by $10.7 billion to $48.7 billion, compared to the first quarter of 2020. The primary drivers for this change were the excess liquidity build up leading to higher average overnight investments of $4.4 billion, higher average loan balances, which increased $4.0 billion, due to contributions from loans originated under the SBA-PPP as well as organic loan growth and higher average investment securities of $2.3 billion.
The yield on interest-earning assets decreased by 95 basis points to 2.93% when compared to the first quarter of 2020. The yield on loans and leases decreased to 3.92%, or by 54 basis points, primarily due to lower yields on commercial and home equity loans as a result of downward rate resets on variable rate loans and lower rates on originations. The yield on overnight investments and investment securities decreased by 115 basis points and 86 basis points, respectively. The yield decrease on overnight investments was primarily due to a lower federal funds rate, while lower yield on investment securities was primarily due to yield declines on mortgage-backed and government agency securities.
Average interest-bearing liabilities increased by $4.7 billion to $27.9 billion, compared to the first quarter of 2020. This increase was primarily due to an increase in average interest-bearing deposit balances of $4.5 billion driven by organic deposit growth, SBA-PPP fundings and stimulus checks, as well as an increase in average long-term borrowings of $274.4 million.

Rates on interest-bearing liabilities decreased by 31 basis points to 0.23%, primarily due to decreased rates paid on interest-bearing deposits and borrowings.
Provision for Credit Losses
Provision for credit losses was an $11.0 million credit for the first quarter of 2021, compared to $28.4 million in provision expense for the same quarter in 2020. The change was driven primarily by a $13.7 million reserve release attributable to continued low net charge-offs, strong credit performance and improvements in macroeconomic factors. This compares to a $21.5 million reserve build related to COVID-19 recorded in the first quarter of 2020.
Noninterest Income
Table 6
NONINTEREST INCOME

	Three months ended March 31
(Dollars in thousands)	2021	2020
Wealth management services	$32,198	$26,412
Service charges on deposit accounts	21,536	26,413
Cardholder services, net	19,960	18,160
Mortgage income	12,991	5,224
Merchant services, net	8,917	5,888
Other service charges and fees	8,489	7,792
Insurance commissions	3,998	3,688
ATM income	1,482	1,422
Marketable equity securities gains (losses), net	16,011	(51,408)
Realized gains on investment securities available for sale, net	9,207	19,795
Other	1,860	625
Total noninterest income	$136,649	$64,011
Noninterest income is an essential component of our total revenue and is critical to our profitability level. The primary sources of noninterest income consist of wealth management services, fees and service charges generated from deposit accounts, cardholder and merchant services, and mortgage lending and servicing.
Noninterest income for the first quarter of 2021 was $136.6 million, compared to $64.0 million for the same period of 2020, an increase of $72.6 million, or 113.5%. The most significant components of the change were as follows:
•Favorable change in the fair market value adjustments on the marketable equity securities portfolio of $67.4 million.
•Mortgage income increased by $7.8 million primarily due to the partial recapture of mortgage servicing rights impairment recorded in the first quarter of 2020 totaling $3.1 million as mortgage interest rates increased. The remaining increase was due to higher production and sales volume.
•Wealth management services increased by $5.8 million primarily due to increases in advisory and transactions fees, assets under management and annuity fees.
•Realized gains on sales of investment securities decreased by $10.6 million.
•Service charges on deposit accounts decreased by $4.9 million primarily due to elevated customer deposit balances.

Noninterest Expense
Table 7
NONINTEREST EXPENSE

	Three months ended March 31
(Dollars in thousands)	2021	2020
Salaries and wages	$147,830	$145,255
Employee benefits	35,725	38,511
Occupancy expense	29,743	27,480
Equipment expense	29,803	27,850
Processing fees paid to third parties	13,673	10,372
FDIC insurance expense	3,218	3,466
Collection and foreclosure-related expenses	2,198	4,054
Merger-related expenses	6,819	4,232
Telecommunications expense	3,033	2,973
Consultant expense	2,065	3,260
Advertising expense	1,885	2,669
Core deposit intangible amortization	3,044	3,859
Other	16,890	25,990
Total noninterest expense	$295,926	$299,971
The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $295.9 million during the first quarter of 2021, a decrease of $4.0 million, or 1.3%, compared to the same quarter in 2020. The most significant components of the change were as follows:
•Other noninterest expense decreased $9.1 million primarily due to lower pension expense, a decrease in the reserve for unfunded loan commitments and declining travel expenses due to COVID-19.
•Processing fees paid to third parties increased $3.3 million as a result of continued investment in digital and technological capabilities.
•Merger-related expenses increased $2.6 million driven by legal and consulting expenses related to the pending merger with CIT.
Income Taxes
Income tax expense was $44.0 million and $16.9 million for the first quarter of 2021 and 2020, respectively, representing effective tax rates of 23.0% and 22.8% during the periods.
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
Interest-earning assets totaled $51.1 billion and $47.2 billion at March 31, 2021 and December 31, 2020, respectively. The $3.9 billion increase was primarily composed of a $3.2 billion increase in overnight investments, a $388.9 million increase in loans and leases and a $299.2 million increase in investment securities.

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
The carrying value of investment securities totaled $10.2 billion at March 31, 2021, an increase of $299.2 million compared to December 31, 2020. The increase in the portfolio was primarily attributable to deposit growth outpacing loan growth for the period, resulting in investment securities purchases of $2.0 billion, partially offset by sales of $356.1 million and maturities and paydowns of $1.3 billion.
Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes. As of March 31, 2021, investment securities available for sale had a net pre-tax unrealized gain of $36.6 million, compared to a net pre-tax unrealized gain of $102.3 million as of December 31, 2020. Management evaluated the available for sale securities in an unrealized loss position and concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no allowance for credit losses was needed at March 31, 2021.
BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit losses was needed at March 31, 2021 and December 31, 2020.
Table 8
INVESTMENT SECURITIES

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale
U.S. Treasury	—%	$—	$—	5.0%	$499,832	$499,933
Government agency	8.4	852,305	846,686	7.0	706,241	701,391
Residential mortgage-backed securities	46.6	4,736,893	4,758,589	44.5	4,369,130	4,438,103
Commercial mortgage-backed securities	10.8	1,096,259	1,098,987	7.9	745,892	771,537
Corporate bonds	5.9	585,095	602,860	6.1	590,870	603,279
Total investment securities available for sale	71.7	7,270,552	7,307,122	70.5	6,911,965	7,014,243
Investment in marketable equity securities	1.1	84,297	106,886	0.9	84,837	91,680
Investment securities held to maturity
Residential mortgage-backed securities	16.9	1,740,314	1,724,995	19.1	1,877,692	1,895,381
Commercial mortgage-backed securities	10.2	1,065,778	1,047,980	9.4	937,034	940,862
Other	0.1	2,007	2,007	0.1	2,256	2,256
Total investment securities held to maturity	27.2	2,808,099	2,774,982	28.6	2,816,982	2,838,499
Total investment securities	100.0%	$10,162,948	$10,188,990	100.0%	$9,813,784	$9,944,422
(1) Calculated as a percent of the total fair value of investment securities.

Table 9 presents the weighted average taxable-equivalent yields for investment securities held to maturity at March 31, 2021 segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.
Table 9
WEIGHTED AVERAGE YIELD ON INVESTMENT SECURITIES

	March 31, 2021
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities held to maturity
Residential mortgage-backed securities(1)	—%	—%	—%	1.01%	1.01%
Commercial mortgage-backed securities(1)	—	—	—	1.32	1.32
Other investments	1.09	1.25	—	—	1.17
Total investment securities held to maturity	1.09%	1.25%	—%	1.13%	1.13%
(1)Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.
Loans and Leases
Loans held for sale were $129.3 million at March 31, 2021, a net increase of $4.5 million since December 31, 2020.
Loans and leases held for investment were $33.2 billion at March 31, 2021, a net increase of $388.9 million, representing annualized growth of 4.8% since December 31, 2020. This increase was driven by a $419.0 million net increase in the non-PCD portfolio offset by a $30.1 million net decrease in the PCD loan portfolio. The net increase in the non-PCD portfolio was due to a net increase of $363.6 million related to SBA-PPP loans, as well as organic growth primarily in commercial and business loans. The net decrease in PCD loans was primarily due to pay downs and pay-offs. Excluding SBA-PPP loans, total loans grew by 0.3% on an annualized basis.
BancShares reports non-PCD and PCD loan portfolios separately, and the non-PCD portfolio is further divided into commercial and consumer segments. Non-PCD loans and leases at March 31, 2021 were $32.7 billion compared to $32.3 billion at December 31, 2020, representing 98.7% and 98.6% of total loans, respectively. PCD loans at March 31, 2021 were $432.8 million, compared to $462.9 million at December 31, 2020, representing 1.3% and 1.4% of total loans, respectively.
The discount related to acquired non-PCD loans and leases was $17.0 million and $19.5 million at March 31, 2021 and December 31, 2020, respectively. The discount related to PCD loans was $41.1 million and $45.3 million at March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, accretion income on purchased non-PCD loans and leases was $2.5 million. During the three months ended March 31, 2021 and 2020, interest and accretion income on purchased PCD loans was $10.9 million and $18.5 million, respectively.

Table 10
LOANS AND LEASES

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial:
Construction and land development	$1,022,087	$985,424
Owner occupied commercial mortgage	11,340,966	11,165,012
Non-owner occupied commercial mortgage	3,017,898	2,987,689
Commercial and industrial and leases	4,946,445	5,013,644
SBA-PPP	2,769,906	2,406,291
Total commercial loans	23,097,302	22,558,060
Consumer:
Residential mortgage	5,566,026	5,561,686
Revolving mortgage	1,938,422	2,052,854
Construction and land development	336,065	348,123
Consumer auto	1,271,586	1,255,402
Consumer other	538,677	552,968
Total consumer loans	9,650,776	9,771,033
Total non-PCD loans and leases	32,748,078	32,329,093
PCD loans	432,773	462,882
Total loans and leases	33,180,851	32,791,975
Less allowance for credit losses	(210,651)	(224,314)
Net loans and leases	$32,970,200	$32,567,661
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (“ACL”) was $210.7 million at March 31, 2021, representing a decrease of $13.7 million since December 31, 2020. The ACL as a percentage of total loans and leases was 0.63% at March 31, 2021, compared to 0.68% at December 31, 2020. The ACL as a percentage of loans and leases excluding SBA-PPP loans, which have no recorded ACL, was 0.69% at March 31, 2021, compared to 0.74% at December 31, 2020.
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the three months ended March 31, 2021, the primary reason for the ACL change was a reserve credit due to improvements in macroeconomic factors. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, we use a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our ACL forecast considers a range of economic scenarios from an upside scenario to a severely adverse scenario, but the March 31, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by our strong credit quality, low net charge-offs and recent credit trends, which remained stable through the quarter ended March 31, 2021, despite potential impacts of COVID-19.
As of March 31, 2021, the consensus baseline forecast utilized the following significant inputs over the two-year reasonable and supportable forecast period:
Unemployment - Rates are projected to remain elevated, and will generally improve to below 5% by the end of 2022.
GDP Growth - Peak growth of approximately 6% in the second and third quarters of 2021, decreasing to under 3% in late 2022.
Home Pricing Index - Growth rates over 4% in 2021 which then fluctuate between 2% and 3% thereafter.
Commercial Real Estate Index - Forecasted downturn with a maximum 10% drop by the end of 2021, and then slowly improving towards positive year over year growth.
At March 31, 2021, the ACL allocated to non-PCD loans and leases was $187.7 million, or 0.57% of non-PCD loans and leases, compared to $200.3 million, or 0.62%, at December 31, 2020. The decrease of 5 basis points since December 31, 2020 was primarily due to improvement in the macroeconomic factors. The ACL as a percentage of non-PCD loans and leases excluding SBA-PPP loans was 0.63% at March 31, 2021 compared to 0.67% at December 31, 2020

At March 31, 2021, the ACL for PCD loans totaled $22.9 million compared to $24.0 million at December 31, 2020. The decrease was due to run off of the portfolio.
In the three months ended March 31, 2021, the ACL on commercial portfolios decreased $6.0 million, with the largest share of the decrease within commercial real estate. The ACL on consumer portfolios decreased $6.6 million, with the largest decrease within revolving mortgages. These portfolios were most impacted by the improvement in macroeconomic factors.
Net charge-offs for loans and leases were $2.7 million during the first quarter of 2021, compared to $7.5 million during the first quarter of 2020. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.03% and 0.10% for the first quarter of 2021 and 2020, respectively. As of March 31, 2021, excluding SBA-PPP loans, net charge-offs as a percentage of average loans and leases was 0.04%.
Table 11
ALLOWANCE FOR CREDIT LOSSES

	Three months ended March 31, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$80,842	$119,485	$23,987	$224,314
Provision (credit)	(3,922)	(5,504)	(1,548)	(10,974)
Charge-offs	(3,331)	(4,469)	(763)	(8,563)
Recoveries	1,275	3,340	1,259	5,874
Balance at March 31	$74,864	$112,852	$22,935	$210,651
Annualized net charge-off ratio	0.04%	0.05%	(0.44)%	0.03%
Net charge-offs	2,056	1,129	(496)	2,689
Average loans	22,831,292	9,684,501	454,521	32,970,314
Percent of loans in each category to total loans	69.61%	29.09%	1.30%	100.00%

	Three months ended March 31, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at December 31	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1	54,815	105,865	26,537	187,217
Provision (credit)	21,537	9,406	(2,588)	28,355
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(5,369)	(7,769)	(1,123)	(14,261)
Recoveries	1,427	2,431	2,897	6,755
Balance at March 31	$72,410	$109,933	$26,916	$209,259
Annualized net charge-off ratio	0.09%	0.22%	(1.36)%	0.10%
Net charge-offs	3,942	5,338	(1,774)	7,506
Average loans	18,731,471	9,770,760	530,087	29,032,318
Percent of loans in each category to total loans	64.59%	33.49%	1.92%	100.00%
The reserve for unfunded loan commitments was $11.6 million and $12.8 million at March 31, 2021 and December 31, 2020, respectively. The decrease was primarily due to improvements in macroeconomic factors.
Table 12
ALLOWANCE FOR CREDIT LOSSES RATIOS

(Dollars in thousands)	March 31, 2021	December 31, 2020
Allowance for credit losses to total loans and leases(1):	0.63%	0.68%
Allowance for credit losses	$210,651	$224,314
Total loans and leases	33,180,851	32,791,975
Allowance for credit losses to non-PCD loans and leases(1):	0.57%	0.62%
Allowance for credit losses on non-PCD loans and leases	$187,716	$200,327
Total non-PCD loans and leases	32,748,078	32,329,093
Allowance for credit losses to PCD loans:	5.30%	5.18%
Allowance for credit losses on PCD loans	$22,935	$23,987
Total PCD loans	432,773	462,882
(1) Loans originated in relation to the SBA-PPP ($2.8 billion as of March 31,2021) do not have a recorded ACL. As of March 31, 2021, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans was 0.63% while the ratio of ACL to total loans excluding SBA-PPP loans was 0.69%. As of December 31, 2020, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans was 0.67% while the ratio of ACL to total loans excluding SBA-PPP loans is 0.74%.

NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (“OREO”). At March 31, 2021, BancShares’ nonperforming assets totaled $243.0 million, an increase of $0.7 million since December 31, 2020.
Nonaccrual loans and leases at March 31, 2021 were $194.5 million, reflecting an increase of $3.1 million since December 31, 2020. Nonaccrual loans and leases as a percentage of total loans and leases was 0.59% and 0.58% at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, OREO totaled $48.5 million, representing a decrease of $2.4 million since December 31, 2020. Nonperforming assets as a percentage of total loans, leases and OREO was 0.73% as of March 31, 2021 compared to 0.74% as of December 31, 2020.
Table 13
NONPERFORMING ASSETS

	2021	2020
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCD	$141,369	$136,544	$130,927	$135,280	$121,337
PCD	53,165	54,939	55,527	62,511	53,234
Total nonaccrual loans and leases	194,534	191,483	186,454	197,791	174,571
Other real estate owned	48,512	50,890	52,789	53,850	55,707
Total nonperforming assets	$243,046	$242,373	$239,243	$251,641	$230,278

Accruing loans and leases 90 days or more past due
Non-PCD	$5,945	$5,507	$3,587	$3,644	$2,933
PCD	1,432	355	—	152	37

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.73%	0.74%	0.73%	0.77%	0.79%
Ratio of nonaccrual loans and leases to total loans and leases	0.59	0.58	0.57	0.61	0.60
Ratio of allowance for credit losses to nonaccrual loans and leases	108.3	117.1	120.1	112.5	119.9
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

Table 14
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	March 31, 2021	December 31, 2020
Accruing TDRs:
Non-PCD	$139,631	$139,747
PCD	20,920	17,617
Total accruing TDRs	160,551	157,364
Nonaccruing TDRs:
Non-PCD	46,886	43,470
PCD	9,509	7,346
Total nonaccruing TDRs	56,395	50,816
All TDRs:
Non-PCD	186,517	183,217
PCD	30,429	24,963
Total TDRs	$216,946	$208,180
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $28.7 billion at March 31, 2021, compared to $27.3 billion at December 31, 2020. The increase was mostly due to an increase in interest-bearing deposits of $1.4 billion.
Deposits
Due to our focus on maintaining a strong liquidity position, core deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers, as evidenced by the significant deposit growth the industry has experienced over the past 12 months. As economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn. Our ability to fund future loan growth is significantly dependent on our success at retaining existing deposits and generating new deposits at a reasonable cost.
At March 31, 2021, total deposits were $47.3 billion, an increase of $3.9 billion, representing annualized growth of 36.4% since December 31, 2020, driven by organic growth, SBA-PPP loan fundings and stimulus checks.
Table 15
DEPOSITS

(Dollars in thousands)	March 31, 2021	December 31, 2020
Demand	$20,515,142	$18,014,029
Checking with interest	10,819,900	10,591,687
Money market	9,590,372	8,632,713
Savings	3,676,138	3,304,167
Time	2,729,445	2,889,013
Total deposits	$47,330,997	$43,431,609

Borrowings
Total borrowings were relatively unchanged, totaling $1.9 billion at March 31, 2021 and December 31, 2020.
Table 16
BORROWINGS

(Dollars in thousands)	March 31, 2021	December 31, 2020
Securities sold under customer repurchase agreements	$680,705	$641,487
Federal Home Loan Bank borrowings	648,671	655,175
Subordinated debt
SCB Capital Trust I	9,788	9,779
FCB/SC Capital Trust II	17,697	17,664
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	14,433	14,433
3.375 % Fixed-to-Floating Rate Subordinated Notes due 2030	346,748	346,541
Other subordinated debt	20,342	27,956
Total subordinated debt	497,153	504,518
Other borrowings	84,502	88,470
Total borrowings	$1,911,031	$1,889,650
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
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The table below shows Class A common stock repurchase activity for the three months ended March 31, 2021 and 2020. All Class A common stock repurchases completed in 2020 were consummated under previously approved authorizations. There were no repurchases of Class B common stock or the preferred stock during the three months ended March 31, 2021 or 2020.
Table 17
CLASS A COMMON STOCK REPURCHASE ACTIVITY

	Three months ended March 31
($ in thousands, expect per share data)	2021	2020
Number of shares repurchased	—	349,390
Total cost	$—	$159,705
Average price per share	$—	$457.10
Upon expiration of the most recent authorization on July 31, 2020, share repurchase activity ended and will be reevaluated in subsequent periods.
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

Table 18
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	March 31, 2021		December 31, 2020
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$4,701,118	14.14%	$4,577,212	13.81%
Tier 1 risk-based capital	8.00	3,997,179	12.02	3,856,086	11.63
Common equity Tier 1	6.50	3,657,242	11.00	3,516,149	10.61
Tier 1 leverage ratio	5.00	3,997,179	7.84	3,856,086	7.86

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$4,646,422	13.99%	$4,543,496	13.72%
Tier 1 risk-based capital	8.00	4,396,983	13.24	4,276,870	12.92
Common equity Tier 1	6.50	4,396,983	13.24	4,276,870	12.92
Tier 1 leverage ratio	5.00	4,396,983	8.64	4,276,870	8.72
As of March 31, 2021, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
BancShares and FCB had capital conservation buffers of 6.02% and 5.99%, respectively, at March 31, 2021, which exceeded the 2.50% requirement and, therefore, result in no limit on distributions.
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

Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCD or non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an adequate ACL that accounts for expected credit losses in the loan and lease portfolio.
We continue to actively monitor our loan portfolio for areas of increased risk as a result of COVID-19 and to date have not seen any significant declines in credit quality. As of March 31, 2021, COVID-19 related loan extensions decreased to approximately $132.5 million in outstanding loan balances, representing approximately $4.2 million in payment deferrals. Through March 31, 2021, approximately 98% of all COVID-19 related loan extensions have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio.
Additionally, we participated in both rounds of funding in the SBA-PPP program, which provided much needed funds to our existing small business customers. We continue to assess both the credit and operational risks this program presents and at March 31, 2021, BancShares had $2.8 billion in SBA-PPP loans outstanding.
Interest rate risk management
Interest rate risk (“IRR”) results principally from: assets and liabilities maturing or repricing at different points in time, assets and liabilities repricing at the same point in time but in different amounts, and short-term and long-term interest rates changing in different magnitudes.
We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. IRR scenarios modeled include, but are not limited to, immediate, parallel rate shocks, interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates. Market interest rates have increased from year-end driven by improving economic conditions. Net interest income deterioration in down rate shocks will remain muted due to the low absolute value of market interest rates. Assumptions that incorporate customer migration from low rate deposit instruments to intermediate term fixed rate instruments as rates rise have been adjusted based on actual deposit behavior over the last three years during a rising rate cycle.
Table 19 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of March 31, 2021 and December 31, 2020.
Table 19
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage (decrease) increase in net interest income
Change in interest rate (basis points)	March 31, 2021	December 31, 2020
-100	(7.62)%	(6.24)%
+100	9.06	8.09
+200	16.83	14.57
The increased asset sensitivity in net interest income sensitivity metrics as of March 31, 2021 compared to December 31, 2020 continues to be affected by the substantial influx of non-maturity deposits that began in the second quarter of 2020 and continued through the first quarter of 2021.
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

Table 20 presents the EVE profile as of March 31, 2021 and December 31, 2020.
Table 20
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage (decrease) increase in EVE
Change in interest rate (basis points)	March 31, 2021	December 31, 2020
-100	(15.18)%	(21.20)%
+100	8.47	12.18
+200	9.21	15.71
The economic value of equity metrics at March 31, 2021 compared to December 31, 2020 were primarily affected by continued growth in non-maturity deposits of nearly $4.0 billion during the first quarter of 2021 coupled with higher market interest rates. We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to hedge our overall balance sheet interest rate sensitivity and risk.
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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our branch-generated retail deposit portfolio due to the generally stable balances and low cost. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $12.8 billion at March 31, 2021 compared to $9.6 billion at December 31, 2020. Another source of available funds was advances from the FHLB of Atlanta and Chicago. Outstanding FHLB advances were $648.7 million as of March 31, 2021, and we had sufficient collateral pledged to secure $8.2 billion of additional borrowings from the FHLB of Atlanta. Also, at March 31, 2021, $4.2 billion in non-PCD loans with a lendable collateral value of $3.4 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other credit lines, which had $606.0 million of available capacity at March 31, 2021.
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to certain financial instruments with off-balance sheet risk, which we enter into in order to meet the financing needs of our customers. These off-balance sheet instruments include commitments to extend credit and standby letters of credit. For more information on these commitments Note N - Commitments and Contingencies to our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our Critical Accounting Estimates as described in our 2020 Annual Report on Form 10-K.

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
Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, risks, uncertainties and other factors relating to our announced merger with CIT through a series of merger transactions, including the ability to obtain regulatory approvals and meet other closing conditions to the Transaction, and delay in closing the Transaction, as well as risks, uncertainties and other factors relating to the impact of COVID-19 on our business and the economy, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of our prior acquisitions, the risks discussed in Part II, Item 1A. Risk Factors and other developments or changes in our business that we do not expect. Actual results may differ materially from those expressed in or implied by any forward-looking statements.
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
Item 4.    Controls and Procedures
BancShares’ management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report, in accordance with Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that BancShares’ disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act.
No changes in BancShares’ internal control over financial reporting occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

10.1	Nonqualified Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2021)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)

32.2	Certification of Chief Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2021		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer