Form 10-Q
period 2021-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2021-08-03
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or
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
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act:
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
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of July 31, 2021)

PART I
Item 1.Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$395,364	$362,048
Overnight investments	7,871,382	4,347,336
Investment in marketable equity securities (cost of $84,297 at June 30, 2021 and $84,837 at December 31, 2020)	118,540	91,680
Investment securities available for sale (cost of $7,335,745 at June 30, 2021 and $6,911,965 at December 31, 2020)	7,381,083	7,014,243
Investment securities held to maturity (fair value of $3,377,085 at June 30, 2021 and $2,838,499 at December 31, 2020)	3,394,604	2,816,982
Loans held for sale	107,768	124,837
Loans and leases	32,689,652	32,791,975
Allowance for credit losses	(189,094)	(224,314)
Net loans and leases	32,500,558	32,567,661
Premises and equipment	1,237,860	1,251,283
Other real estate owned	43,685	50,890
Income earned not collected	133,043	145,694
Goodwill	350,298	350,298
Other intangible assets	47,439	50,775
Other assets	1,593,694	783,953
Total assets	$55,175,318	$49,957,680
Liabilities
Deposits:
Noninterest-bearing	$20,974,111	$18,014,029
Interest-bearing	27,436,485	25,417,580
Total deposits	48,410,596	43,431,609
Securities sold under customer repurchase agreements	692,604	641,487
Federal Home Loan Bank borrowings	646,667	655,175
Subordinated debt	497,290	504,518
Other borrowings	80,531	88,470
FDIC shared-loss payable	—	15,601
Other liabilities	371,140	391,552
Total liabilities	50,698,828	45,728,412
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 8,811,220 shares issued and outstanding at June 30, 2021 and December 31, 2020)	8,811	8,811
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2021 and December 31, 2020)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2021 and December 31, 2020; $1,000 per share liquidity preference)	339,937	339,937
Retained earnings	4,148,857	3,867,252
Accumulated other comprehensive (loss) income	(22,120)	12,263
Total shareholders’ equity	4,476,490	4,229,268
Total liabilities and shareholders’ equity	$55,175,318	$49,957,680
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share data, unaudited)	2021	2020	2021	2020
Interest income
Loans and leases	$324,288	$326,099	$647,311	$651,647
Investment securities interest and dividend income	35,432	36,605	66,284	76,098
Overnight investments	2,105	553	3,553	5,071
Total interest income	361,825	363,257	717,148	732,816
Interest expense
Deposits	8,542	17,916	17,335	42,110
Securities sold under customer repurchase agreements	356	399	694	841
Federal Home Loan Bank borrowings	2,099	2,472	4,186	5,456
Subordinated debt	4,181	4,677	8,369	7,432
Other borrowings	254	399	519	1,183
Total interest expense	15,432	25,863	31,103	57,022
Net interest income	346,393	337,394	686,045	675,794
Provision (credit) for credit losses	(19,603)	20,552	(30,577)	48,907
Net interest income after provision for credit losses	365,996	316,842	716,622	626,887
Noninterest income
Wealth management services	31,753	22,371	63,951	48,783
Service charges on deposit accounts	21,883	17,522	43,419	43,935
Cardholder services, net	22,471	17,587	42,431	35,747
Mortgage income	5,929	9,811	18,920	15,035
Merchant services, net	8,532	5,363	17,449	11,251
Other service charges and fees	8,959	7,145	17,448	14,937
Insurance commissions	3,704	3,189	7,702	6,877
ATM income	1,571	1,395	3,053	2,817
Marketable equity securities gains, net	11,654	64,570	27,665	13,162
Realized gains on investment securities available for sale, net	15,830	13,752	25,037	33,547
Other	1,864	2,697	3,724	3,322
Total noninterest income	134,150	165,402	270,799	229,413
Noninterest expense
Salaries and wages	153,643	146,633	301,473	291,888
Employee benefits	35,298	30,364	71,023	68,875
Occupancy expense	28,439	29,556	58,182	57,036
Equipment expense	28,902	28,774	58,705	56,624
Processing fees paid to third parties	14,427	10,186	28,100	20,558
FDIC insurance expense	3,382	3,731	6,600	7,197
Collection and foreclosure-related expenses	173	3,949	2,371	8,003
Merger-related expenses	5,769	4,369	12,588	8,601
Other	31,545	34,117	58,462	72,868
Total noninterest expense	301,578	291,679	597,504	591,650
Income before income taxes	198,568	190,565	389,917	264,650
Income taxes	45,780	36,779	89,813	53,695
Net income	$152,788	$153,786	$300,104	$210,955
Preferred stock dividends	4,636	4,790	9,272	4,790
Net income available to common shareholders	$148,152	$148,996	$290,832	$206,165
Weighted average common shares outstanding	9,816,405	10,105,520	9,816,405	10,289,320
Earnings per common share	$15.09	$14.74	$29.63	$20.04
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, unaudited)	2021	2020	2021	2020
Net income	$152,788	$153,786	$300,104	$210,955
Other comprehensive income
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) on securities available for sale arising during the period	24,598	28,066	(31,903)	172,909
Tax effect	(5,658)	(6,455)	7,337	(39,768)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(15,830)	(13,752)	(25,037)	(33,547)
Tax effect	3,641	3,163	5,759	7,716
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	6,751	11,022	(43,844)	107,310
Unrealized gains on securities available for sale transferred to held to maturity:
Reclassification adjustment for accretion of unrealized gains on securities available for sale transferred to held to maturity	(785)	—	(1,260)	—
Tax effect	181	—	290	—
Total change in unrealized gains on securities available for sale transferred to held to maturity, net of tax	(604)	—	(970)	—
Change in pension obligation:
Amortization of actuarial losses	7,018	6,398	13,547	12,662
Tax effect	(1,614)	(1,472)	(3,116)	(2,913)
Total change in pension obligation, net of tax	5,404	4,926	10,431	9,749
Other comprehensive income (loss)	11,551	15,948	(34,383)	117,059
Total comprehensive income	$164,339	$169,734	$265,721	$328,014

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended June 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at March 31, 2020	$9,275	$1,005	$339,958	$—	$3,632,894	$(25,612)	$3,957,520
Cumulative effect of adoption of ASC 326	—	—	—	—	—	—	—
Net income	—	—	—	—	153,786	—	153,786
Other comprehensive income, net of tax	—	—	—	—	—	15,948	15,948
Issuance of preferred stock	—	—	(21)	—	—	—	(21)
Repurchase of 346,000 shares of Class A common stock	(346)	—	—	—	(126,645)	—	(126,991)
Cash dividends declared ($0.40 per common share)
Class A common stock	—	—	—	—	(3,606)	—	(3,606)
Class B common stock	—	—	—	—	(402)	—	(402)
Preferred stock dividends declared	—	—	—	—	(4,790)	—	(4,790)
Balance at June 30, 2020	$8,929	$1,005	$339,937	$—	$3,651,237	$(9,664)	$3,991,444

Balance at March 31, 2021	$8,811	$1,005	$339,937	$—	$4,005,318	$(33,671)	$4,321,400
Net income	—	—	—	—	152,788	—	152,788
Other comprehensive income, net of tax	—	—	—	—	—	11,551	11,551
Cash dividends declared ($0.47 per common share)
Class A common stock	—	—	—	—	(4,141)	—	(4,141)
Class B common stock	—	—	—	—	(472)	—	(472)
Preferred stock dividends declared	—	—	—	—	(4,636)	—	(4,636)
Balance at June 30, 2021	$8,811	$1,005	$339,937	$—	$4,148,857	$(22,120)	$4,476,490

	Six months ended June 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2019	$9,624	$1,005	$—	$44,081	$3,658,197	$(126,723)	$3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	210,955	—	210,955
Other comprehensive income, net of tax	—	—	—	—	—	117,059	117,059
Issuance of preferred stock	—	—	339,937	—	—	—	339,937
Repurchase of 695,390 shares of Class A common stock	(695)	—	—	(44,081)	(241,919)	—	(286,695)
Cash dividends declared ($0.80 per common share)
Class A common stock	—	—	—	—	(7,345)	—	(7,345)
Class B common stock	—	—	—	—	(804)	—	(804)
Preferred stock dividends declared	—	—	—	—	(4,790)	—	(4,790)
Balance at June 30, 2020	$8,929	$1,005	$339,937	$—	$3,651,237	$(9,664)	$3,991,444

Balance at December 31, 2020	$8,811	$1,005	$339,937	$—	$3,867,252	$12,263	$4,229,268
Net income	—	—	—	—	300,104	—	300,104
Other comprehensive loss, net of tax	—	—	—	—	—	(34,383)	(34,383)
Cash dividends declared ($0.94 per common share)
Class A common stock	—	—	—	—	(8,283)	—	(8,283)
Class B common stock	—	—	—	—	(944)	—	(944)
Preferred stock dividends declared	—	—	—	—	(9,272)	—	(9,272)
Balance at June 30, 2021	$8,811	$1,005	$339,937	$—	$4,148,857	$(22,120)	$4,476,490
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
(Dollars in thousands, unaudited)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$300,104	$210,955
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for credit losses	(30,577)	48,907
Deferred tax expense	13,441	17,774
Net (increase) decrease in prepaid and current tax receivable	(805,084)	12,122
Depreciation and amortization	54,053	53,806
Net decrease in accrued interest payable	(603)	(4,012)
Net decrease (increase) in income earned not collected	12,651	(51,784)
Contribution to pension plans	—	(100,000)
Realized gains on investment securities available for sale, net	(25,037)	(33,547)
Marketable equity securities gains, net	(27,665)	(13,162)
Origination of loans held for sale	(631,104)	(503,190)
Proceeds from sale of loans held for sale	562,399	474,153
Gain on sale of loans	(19,766)	(15,578)
Net (gains) losses on other real estate owned	(2,009)	2,475
Net accretion of premiums and discounts	1,490	20,889
Amortization of intangible assets	11,220	12,464
Origination of mortgage servicing rights, net of change in valuation allowance	(7,884)	357
Net change in other assets	19,040	(17,459)
Net change in other liabilities	(22,724)	(14,380)
Net cash (used in) provided by operating activities	(598,055)	100,790
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans outstanding	136,009	(3,488,854)
Purchases of investment securities available for sale	(2,956,016)	(5,659,704)
Purchases of investment securities held to maturity	(1,012,009)	(803,307)
Purchases of marketable equity securities	(306)	(331,952)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	413,600	57,057
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,570,492	1,139,291
Proceeds from sales of investment securities available for sale	1,078,187	3,122,454
Proceeds from sales of marketable equity securities	1,111	313,131
Net increase in overnight investments	(3,524,046)	(1,964,602)
Cash paid to FDIC for settlement of shared-loss agreement	(16,103)	(99,468)
Proceeds from sales of other real estate owned	20,554	9,263
Proceeds from sales of premises and equipment	1,176	37
Purchases of premises and equipment	(51,282)	(62,721)
Business acquisitions, net of cash acquired	—	(59,999)
Other investing activities	(14,053)	—
Net cash used in investing activities	(4,352,686)	(7,829,374)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(266,759)	(623,833)
Net increase in demand and other interest-bearing deposits	5,246,758	7,649,120
Net increase (decrease) in short-term borrowings	51,117	2,043
Repayment of long-term obligations	(23,947)	(75,908)
Origination of long-term obligations	—	745,850
Net proceeds from preferred stock issuance	—	339,937
Repurchase of common stock	—	(282,923)
Cash dividends paid	(23,112)	(13,188)
Net cash provided by financing activities	4,984,057	7,741,098
Change in cash and due from banks	33,316	12,514
Cash and due from banks at beginning of period	362,048	376,719
Cash and due from banks at end of period	$395,364	$389,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$31,706	$61,061
Income taxes	867,196	38,453
Significant noncash investing and financing activities:
Transfers of loans to other real estate	4,791	7,138
Dividends declared but not paid	—	4,007
Loans held for sale exchanged for investment securities	125,804	—
Reclassification of portfolio loans to loans held for sale	22,655	3,027
Transfers of premises and equipment to other real estate	6,549	2,046
Unsettled common stock repurchases	—	3,772
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. The estimates BancShares considers significant are the allowance for credit losses, (“ACL”), fair value measurements, and income taxes.
Share Repurchases
BancShares did not repurchase shares of Class A common stock during the first half of 2021. During the second quarter of 2020, BancShares purchased a total of 346,000 shares of Class A common stock for $127.0 million at an average cost per share of $367.03. During the six months ended June 30, 2020, BancShares purchased a total of 695,390 shares of Class A common stock for $286.7 million at an average cost per share of $412.28.
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
Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of a novel strain of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the United States (“U.S.”) Department of the Treasury, the SBA-PPP offers cash-flow assistance to nonprofit and small business employers through guaranteed loans for certain expenses. Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of between eight and 24-weeks after the loan is made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the United States Small Business Administration (“SBA”) to temporarily guarantee these loans. The SBA began processing forgiveness payments during the fourth quarter of 2020.
The Consolidated Appropriations Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for a second round of funding of SBA-PPP loans and during the first half of 2021, BancShares originated approximately 12,000 SBA-PPP loans totaling approximately $1.2 billion.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received from the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loans as an adjustment to yield using the effective interest method. As of June 30, 2021, SBA-PPP loans outstanding were $1.7 billion.

Recently Issued Accounting Pronouncements
There were no Accounting Standards Updates (“ASUs”) issued during the second quarter of 2021 by the Financial Accounting Standards Board (“FASB”) that will have a material impact on BancShares’ consolidated financial statements.
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
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. The transaction was approved by the shareholders of both companies and has received regulatory approval from the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation (“FDIC”). Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System and closing is expected in the third quarter of 2021, subject to such approval and the satisfaction or waiver of other customary closing conditions.
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

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
(Dollars in thousands)	Amortized cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
Government agency	$824,216	$4,981	$3,747	$825,450
Residential mortgage-backed securities	4,770,205	29,375	14,324	4,785,256
Commercial mortgage-backed securities	1,144,024	12,702	8,196	1,148,530
Corporate bonds	597,300	24,764	217	621,847
Total investment securities available for sale	$7,335,745	$71,822	$26,484	$7,381,083
Investment in marketable equity securities	84,297	34,415	172	118,540
Investment securities held to maturity
Residential mortgage-backed securities	2,208,496	6,567	12,189	2,202,874
Commercial mortgage-backed securities	1,184,101	525	12,422	1,172,204
Other	2,007	—	—	2,007
Total investment securities held to maturity	3,394,604	7,092	24,611	3,377,085
Total investment securities	$10,814,646	$113,329	$51,267	$10,876,708

	December 31, 2020
(Dollars in thousands)	Amortized cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$499,832	$101	$—	$499,933
Government agency	706,241	723	5,573	701,391
Residential mortgage-backed securities	4,369,130	70,283	1,310	4,438,103
Commercial mortgage-backed securities	745,892	25,645	—	771,537
Corporate bonds	590,870	14,437	2,028	603,279
Total investment securities available for sale	$6,911,965	$111,189	$8,911	$7,014,243
Investment in marketable equity securities	84,837	8,654	1,811	91,680
Investment securities held to maturity
Residential mortgage-backed securities	1,877,692	17,689	—	1,895,381
Commercial mortgage-backed securities	937,034	3,884	56	940,862
Other	2,256	—	—	2,256
Total investment securities held to maturity	2,816,982	21,573	56	2,838,499
Total investment securities	$9,813,784	$141,416	$10,778	$9,944,422
(1)Amortized cost includes any recorded ACL.
On November 1, 2020, mortgage-backed securities with an amortized cost of $1.46 billion were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $1.47 billion and a weighted average contractual maturity of 18 years. The unrealized gain on these securities at the date of transfer was $5.9 million, or $4.5 million net of tax, and was reported as a component of accumulated other comprehensive income. This unrealized gain is accreted over the remaining expected life of the securities as an adjustment of yield.
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
BancShares also holds approximately 354,000 shares of Class B common stock of Visa, Inc. (“Visa”). Until the resolution of certain litigation, at which time the Visa Class B common stock will convert to publicly traded Visa Class A common stock, these shares are only transferable to other shareholders of Visa Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for shares of Visa Class B common stock into shares of Visa Class A common stock, these shares are not considered to have a readily determinable fair value and are recorded at $0. BancShares continues to monitor the trading activity in Visa Class B common stock and the status of the resolution of certain litigation matters at Visa that would trigger the conversion of the Visa Class B common stock into Visa Class A common stock.

BancShares held FHLB stock of $40.5 million and $45.4 million and other non-marketable equity securities of $11.7 million and $11.6 million at June 30, 2021 and December 31, 2020, respectively. These securities are recorded at cost within other assets.
As of June 30, 2021 and December 31, 2020, no ACL was required for available for sale and held to maturity debt securities. Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At June 30, 2021, accrued interest receivables for available for sale and held to maturity debt securities were $18.0 million and $6.1 million, respectively. At December 31, 2020, accrued interest receivables for available for sale and held to maturity debt securities were $17.6 million and $5.4 million, respectively. During the three and six months ended June 30, 2021 and 2020, no accrued interest was deemed uncollectible and written off against interest income.
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

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,213	$1,219	$500,846	$500,954
One through five years	86,917	89,483	72,565	73,881
Five through 10 years	500,186	521,486	508,320	519,570
Over 10 years	8,984	9,659	8,971	8,807
Government agency	824,216	825,450	706,241	701,391
Residential mortgage-backed securities	4,770,205	4,785,256	4,369,130	4,438,103
Commercial mortgage-backed securities	1,144,024	1,148,530	745,892	771,537
Total investment securities available for sale	$7,335,745	$7,381,083	$6,911,965	$7,014,243
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	1,258	1,258	1,507	1,507
One through five years	749	749	749	749
Residential mortgage-backed securities	2,208,496	2,202,874	1,877,692	1,895,381
Commercial mortgage-backed securities	1,184,101	1,172,204	937,034	940,862
Total investment securities held to maturity	$3,394,604	$3,377,085	$2,816,982	$2,838,499
The following table provides the gross realized gains and losses on the sales of investment securities available for sale for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Gross realized gains on sales of investment securities available for sale	$15,844	$13,752	$25,051	$34,226
Gross realized losses on sales of investment securities available for sale	(14)	—	(14)	(679)
Net realized gains on sales of investment securities available for sale	$15,830	$13,752	$25,037	$33,547
The following table provides the realized and unrealized gains and losses on marketable equity securities for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Marketable equity securities gains, net	$11,654	$64,570	$27,665	$13,162
Less net gains recognized on marketable equity securities sold	—	36,993	263	37,316
Unrealized gains (losses) recognized on marketable equity securities held	$11,654	$27,577	$27,402	$(24,154)

The following table provides information regarding securities with unrealized losses as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$301,934	$3,040	$124,577	$707	$426,511	$3,747
Residential mortgage-backed securities	1,849,194	14,305	2,068	19	1,851,262	14,324
Commercial mortgage-backed securities	648,803	8,196	—	—	648,803	8,196
Corporate bonds	2,502	—	14,268	217	16,770	217
Total	$2,802,433	$25,541	$140,913	$943	$2,943,346	$26,484

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$268,622	$3,197	$328,777	$2,376	$597,399	$5,573
Residential mortgage-backed securities	433,816	1,241	23,064	69	456,880	1,310
Corporate bonds	57,715	2,028	—	—	57,715	2,028
Total	$760,153	$6,466	$351,841	$2,445	$1,111,994	$8,911
As of June 30, 2021, there were 39 investment securities available for sale with continuous losses for more than 12 months, of which 36 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and three were corporate bonds.
None of the unrealized losses identified as of June 30, 2021, or December 31, 2020, relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $5.4 billion at June 30, 2021, and $4.6 billion at December 31, 2020, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
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
There were no debt securities held to maturity on nonaccrual status as of June 30, 2021.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of June 30, 2021.

NOTE D - LOANS AND LEASES
BancShares’ accounting methods for loans and leases depends on whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination, which is determined as of the acquisition date. Non-purchased credit deteriorated (“PCD”) loans consist of loans originated by BancShares and loans purchased from other institutions, that do not reflect more than insignificant credit deterioration at acquisition. Purchased loans which reflect more than insignificant credit deterioration are classified as PCD and reported as a single loan segment or class. At the date of acquisition, all acquired loans are recorded at fair value.
Loans and leases outstanding included the following at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial:
Construction and land development	$1,183,929	$985,424
Owner occupied commercial mortgage	11,526,070	11,165,012
Non-owner occupied commercial mortgage	3,015,329	2,987,689
Commercial and industrial and leases	5,067,163	5,013,644
SBA-PPP	1,698,416	2,406,291
Total commercial loans	22,490,907	22,558,060
Consumer:
Residential mortgage	5,652,458	5,561,686
Revolving mortgage	1,884,633	2,052,854
Construction and land development	376,492	348,123
Consumer auto	1,287,541	1,255,402
Consumer other	601,115	552,968
Total consumer loans	9,802,239	9,771,033
PCD loans	396,506	462,882
Total loans and leases	$32,689,652	$32,791,975
At June 30, 2021 and December 31, 2020, accrued interest receivable on loans was $91.0 million and $107.7 million, respectively, and was excluded from the estimate of credit losses.
Certain residential real estate loans are originated to be sold to investors. BancShares has elected the fair value option on these loans, which are recorded in loans held for sale. In addition, BancShares may change its strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of cost or market value. Loans held for sale totaled $107.8 million and $124.8 million at June 30, 2021 and December 31, 2020, respectively.
The following table presents selected components of the amortized cost of loans.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Deferred fees, including unearned fees and unamortized costs on non-PCD loans
Net deferred fees related to SBA-PPP loans	$54,855	$41,064
Net deferred fees related to other portfolios	14,170	9,153
Total net deferred fees	$69,025	$50,217

Net unamortized discount on purchased loans
Non-PCD	$14,502	$19,473
PCD	35,806	45,254
Total	$50,308	$64,727

The aging of the outstanding loans and leases, by class, at June 30, 2021 and December 31, 2020 is provided in the tables below. Loans and leases past due less than 30 days are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	June 30, 2021
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$2,049	$—	$2,342	$4,391	$1,179,538	$1,183,929
Owner occupied commercial mortgage	11,258	4,071	10,759	26,088	11,499,982	11,526,070
Non-owner occupied commercial mortgage	5,356	3,659	3,353	12,368	3,002,961	3,015,329
Commercial and industrial and leases	11,809	3,370	7,219	22,398	5,044,765	5,067,163
SBA-PPP	—	—	—	—	1,698,416	1,698,416
Total commercial loans	30,472	11,100	23,673	65,245	22,425,662	22,490,907
Consumer:
Residential mortgage	15,387	5,605	23,988	44,980	5,607,478	5,652,458
Revolving mortgage	7,277	2,157	7,928	17,362	1,867,271	1,884,633
Construction and land development	684	69	127	880	375,612	376,492
Consumer auto	5,410	1,098	1,045	7,553	1,279,988	1,287,541
Consumer other	3,089	1,020	1,142	5,251	595,864	601,115
Total consumer loans	31,847	9,949	34,230	76,026	9,726,213	9,802,239
PCD loans	12,672	4,718	29,113	46,503	350,003	396,506
Total loans and leases	$74,991	$25,767	$87,016	$187,774	$32,501,878	$32,689,652

	December 31, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$956	$527	$1,603	$3,086	$982,338	$985,424
Owner occupied commercial mortgage	8,757	2,232	14,082	25,071	11,139,941	11,165,012
Non-owner occupied commercial mortgage	12,370	—	5,973	18,343	2,969,346	2,987,689
Commercial and industrial and leases	14,532	2,842	3,243	20,617	4,993,027	5,013,644
SBA-PPP	—	—	—	—	2,406,291	2,406,291
Total commercial loans	36,615	5,601	24,901	67,117	22,490,943	22,558,060
Consumer:
Residential mortgage	43,218	8,364	31,690	83,272	5,478,414	5,561,686
Revolving mortgage	11,977	2,626	7,415	22,018	2,030,836	2,052,854
Construction and land development	932	77	330	1,339	346,784	348,123
Consumer auto	6,825	1,835	1,076	9,736	1,245,666	1,255,402
Consumer other	3,610	1,464	1,505	6,579	546,389	552,968
Total consumer loans	66,562	14,366	42,016	122,944	9,648,089	9,771,033
PCD loans	18,322	6,076	31,026	55,424	407,458	462,882
Total loans and leases	$121,499	$26,043	$97,943	$245,485	$32,546,490	$32,791,975

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$1,574	$816	$1,661	$—
Owner occupied commercial mortgage	24,695	1,226	23,103	3,625
Non-owner occupied commercial mortgage	7,149	—	7,932	147
Commercial and industrial and leases	24,082	466	10,626	540
Total commercial loans	57,500	2,508	43,322	4,312
Consumer:
Residential mortgage	53,443	—	66,345	—
Revolving mortgage	21,143	—	22,236	—
Construction and land development	763	—	652	—
Consumer auto	3,192	—	3,166	—
Consumer other	489	905	823	1,195
Total consumer loans	79,030	905	93,222	1,195
PCD loans	50,934	363	54,939	355
Total loans and leases	$187,464	$3,776	$191,483	$5,862
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2021 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

The following tables represent current credit quality indicators by origination year as of June 30, 2021.

	June 30, 2021
	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$222,124	$441,299	$281,357	$165,495	$47,101	$13,659	$4,395	$—	$1,175,430
Special Mention	20	218	—	146	72	—	138	—	594
Substandard	—	144	1,056	1,444	5,110	11	140	—	7,905
Total	222,144	441,661	282,413	167,085	52,283	13,670	4,673	—	1,183,929
Owner occupied commercial mortgage
Pass	1,420,375	3,123,179	2,090,297	1,417,269	1,105,141	2,009,482	104,492	116	11,270,351
Special Mention	782	25,052	28,380	33,575	11,938	27,394	3,030	72	130,223
Substandard	9,562	5,902	20,415	10,246	22,560	48,273	8,538	—	125,496
Total	1,430,719	3,154,133	2,139,092	1,461,090	1,139,639	2,085,149	116,060	188	11,526,070
Non-owner occupied commercial mortgage
Pass	312,438	801,110	584,899	300,019	298,984	576,807	32,061	—	2,906,318
Special Mention	783	647	855	10,678	832	2,818	500	—	17,113
Substandard	981	11,897	23,971	10,955	10,696	32,072	1,326	—	91,898
Total	314,202	813,654	609,725	321,652	310,512	611,697	33,887	—	3,015,329
Commercial and industrial and leases
Pass	815,211	1,272,974	798,870	397,616	220,881	392,573	988,180	5,214	4,891,519
Special Mention	2,003	9,274	22,326	5,867	4,587	5,746	7,268	192	57,263
Substandard	6,788	6,220	4,606	4,496	3,155	4,124	20,414	1,351	51,154
Doubtful	—	49	17	—	—	—	1	—	67
Ungraded	—	—	—	—	—	—	67,160	—	67,160
Total	824,002	1,288,517	825,819	407,979	228,623	402,443	1,083,023	6,757	5,067,163
SBA-PPP
Pass	1,157,721	540,695	—	—	—	—	—	—	1,698,416
Total commercial	$3,948,788	$6,238,660	$3,857,049	$2,357,806	$1,731,057	$3,112,959	$1,237,643	$6,945	$22,490,907

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,146,230	$1,727,617	$779,136	$477,386	$440,502	$1,014,974	$21,633	$—	$5,607,478
30-59 days	1,461	1,343	2,201	1,707	2,098	6,539	38	—	15,387
60-89 days	144	1,025	64	263	451	3,585	73	—	5,605
90 days or greater	—	237	1,694	1,544	3,370	17,143	—	—	23,988
Total	1,147,835	1,730,222	783,095	480,900	446,421	1,042,241	21,744	—	5,652,458
Revolving mortgage
Current	—	—	—	—	—	—	1,736,398	130,873	1,867,271
30-59 days	—	—	—	—	—	—	4,234	3,043	7,277
60-89 days	—	—	—	—	—	—	875	1,282	2,157
90 days or greater	—	—	—	—	—	—	4,245	3,683	7,928
Total	—	—	—	—	—	—	1,745,752	138,881	1,884,633
Construction and land development
Current	100,826	209,612	38,606	13,906	7,060	3,669	1,933	—	375,612
30-59 days	281	—	—	114	—	289	—	—	684
60-89 days	—	—	15	50	4	—	—	—	69
90 days or greater	—	—	—	—	—	127	—	—	127
Total	101,107	209,612	38,621	14,070	7,064	4,085	1,933	—	376,492
Consumer auto
Current	314,523	432,620	262,684	163,836	72,275	34,050	—	—	1,279,988
30-59 days	725	1,516	1,376	925	605	263	—	—	5,410
60-89 days	69	347	367	248	16	51	—	—	1,098
90 days or greater	—	365	415	177	78	10	—	—	1,045
Total	315,317	434,848	264,842	165,186	72,974	34,374	—	—	1,287,541
Consumer other
Current	78,465	38,660	19,115	6,668	5,481	31,966	415,509	—	595,864
30-59 days	12	127	91	25	26	120	2,688	—	3,089
60-89 days	18	22	25	1	—	—	954	—	1,020
90 days or greater	10	37	19	9	—	—	1,067	—	1,142
Total	78,505	38,846	19,250	6,703	5,507	32,086	420,218	—	601,115
Total consumer	$1,642,764	$2,413,528	$1,105,808	$666,859	$531,966	$1,112,786	$2,189,647	$138,881	$9,802,239
PCD loans
Current	$—	$24,591	$22,834	$21,907	$23,877	$227,641	$11,185	$17,968	$350,003
30-59 days	—	632	469	663	536	9,404	513	455	12,672
60-89 days	—	420	66	539	56	3,553	52	32	4,718
90 days or greater	—	732	2,199	3,433	1,637	19,988	81	1,043	29,113
Total PCD	$—	$26,375	$25,568	$26,542	$26,106	$260,586	$11,831	$19,498	$396,506
Total loans and leases	$5,591,552	$8,678,563	$4,988,425	$3,051,207	$2,289,129	$4,486,331	$3,439,121	$165,324	$32,689,652

The following tables represent current credit quality indicators by origination year as of December 31, 2020.

	December 31, 2020
	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$342,183	$341,233	$190,429	$50,776	$23,969	$11,306	$10,969	$—	$970,865
Special Mention	246	—	6,421	5,342	—	—	153	—	12,162
Substandard	229	629	1,450	—	8	81	—	—	2,397
Total	342,658	341,862	198,300	56,118	23,977	11,387	11,122	—	985,424
Owner occupied commercial mortgage
Pass	3,183,467	2,201,165	1,625,141	1,301,412	1,049,858	1,454,020	101,556	133	10,916,752
Special Mention	6,274	20,702	36,739	12,387	17,699	25,693	5,115	72	124,681
Substandard	10,280	19,052	9,842	20,928	13,736	41,303	8,438	—	123,579
Total	3,200,021	2,240,919	1,671,722	1,334,727	1,081,293	1,521,016	115,109	205	11,165,012
Non-owner occupied commercial mortgage
Pass	865,514	609,975	378,136	331,800	282,810	391,517	32,149	—	2,891,901
Special Mention	569	905	10,794	1,808	5,121	3,279	483	—	22,959
Substandard	2,899	18,546	12,296	8,764	14,087	15,427	810	—	72,829
Total	868,982	629,426	401,226	342,372	302,018	410,223	33,442	—	2,987,689
Commercial and industrial and leases
Pass	1,620,622	983,852	504,463	310,468	234,735	286,996	899,978	5,520	4,846,634
Special Mention	3,146	17,065	7,265	5,393	3,307	4,912	9,152	189	50,429
Substandard	17,811	4,095	4,370	4,257	2,548	3,801	22,384	983	60,249
Ungraded	—	—	—	—	—	—	56,332	—	56,332
Total	1,641,579	1,005,012	516,098	320,118	240,590	295,709	987,846	6,692	5,013,644
SBA-PPP
Pass	2,406,291	—	—	—	—	—	—	—	2,406,291
Total commercial	$8,459,531	$4,217,219	$2,787,346	$2,053,335	$1,647,878	$2,238,335	$1,147,519	$6,897	$22,558,060

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,882,683	$978,298	$655,798	$596,309	$461,719	$878,634	$24,973	$—	$5,478,414
30-59 days	2,278	4,573	11,463	3,772	8,613	12,299	220	—	43,218
60-89 days	30	100	1,246	1,449	834	4,705	—	—	8,364
90 days or greater	282	4,831	3,150	4,015	5,689	13,723	—	—	31,690
Total	1,885,273	987,802	671,657	605,545	476,855	909,361	25,193	—	5,561,686
Revolving mortgage
Current	—	—	—	—	—	—	1,879,968	150,868	2,030,836
30-59 days	—	—	—	—	—	—	8,241	3,736	11,977
60-89 days	—	—	—	—	—	—	527	2,099	2,626
90 days or greater	—	—	—	—	—	—	2,301	5,114	7,415
Total	—	—	—	—	—	—	1,891,037	161,817	2,052,854
Construction and land development
Current	215,112	85,707	24,860	10,269	6,093	2,218	2,525	—	346,784
30-59 days	—	420	121	370	—	21	—	—	932
60-89 days	—	—	—	9	—	68	—	—	77
90 days or greater	—	—	—	—	—	330	—	—	330
Total	215,112	86,127	24,981	10,648	6,093	2,637	2,525	—	348,123
Consumer auto
Current	521,719	340,594	219,597	104,280	49,872	9,604	—	—	1,245,666
30-59 days	2,175	1,873	1,257	842	544	134	—	—	6,825
60-89 days	329	689	312	351	109	45	—	—	1,835
90 days or greater	170	527	217	57	102	3	—	—	1,076
Total	524,393	343,683	221,383	105,530	50,627	9,786	—	—	1,255,402
Consumer other
Current	53,842	27,117	10,911	7,159	2,980	29,336	415,044	—	546,389
30-59 days	322	114	77	18	11	7	3,061	—	3,610
60-89 days	102	20	13	18	3	23	1,285	—	1,464
90 days or greater	53	84	8	—	—	—	1,360	—	1,505
Total	54,319	27,335	11,009	7,195	2,994	29,366	420,750	—	552,968
Total consumer	$2,679,097	$1,444,947	$929,030	$728,918	$536,569	$951,150	$2,339,505	$161,817	$9,771,033
PCD loans
Current	$31,475	$25,425	$27,183	$27,955	$28,995	$232,186	$13,212	$21,027	$407,458
30-59 days	999	925	801	718	1,341	12,637	156	745	18,322
60-89 days	447	81	312	695	97	4,098	9	337	6,076
90 days or greater	721	2,325	4,755	1,208	897	19,963	111	1,046	31,026
Total PCD	$33,642	$28,756	$33,051	$30,576	$31,330	$268,884	$13,488	$23,155	$462,882
Total loans and leases	$11,172,270	$5,690,922	$3,749,427	$2,812,829	$2,215,777	$3,458,369	$3,500,512	$191,869	$32,791,975
The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$8,900,711	$8,637,844
Less: Advances	646,667	652,675
Available borrowing capacity	$8,254,044	$7,985,169
Pledged non-PCD loans	$12,498,810	$12,157,153

FRB
Lendable collateral value of pledged non-PCD loans	$3,532,492	$3,321,762
Less: Advances	—	—
Available borrowing capacity	$3,532,492	$3,321,762
Pledged non-PCD loans	$4,380,334	$4,104,866

NOTE E - ALLOWANCE FOR CREDIT LOSSES
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended June 30, 2021, the ACL change since December 31, 2020 was driven by improvement in macroeconomic factors, continued strong credit performance and low net charge-offs. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, BancShares uses a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. BancShares’ ACL forecast considers a range of economic scenarios from an upside scenario to a severely adverse scenario, but the June 30, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by BancShares’ strong credit quality, low net charge-offs.
Activity in the ACL by portfolio segment is summarized as follows:

	Three months ended June 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Allowance for credit losses:
Balance at April 1	$74,864	$112,852	$22,935	$210,651
Provision (credit)	3,279	(17,481)	(5,401)	(19,603)
Charge-offs	(3,044)	(4,028)	(456)	(7,528)
Recoveries	983	2,929	1,662	5,574
Balance at June 30	$76,082	$94,272	$18,740	$189,094

	Three months ended June 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at April 1	$72,410	$109,933	$26,916	$209,259
Provision (credit)	6,628	13,682	242	20,552
Charge-offs	(4,015)	(6,657)	(1,392)	(12,064)
Recoveries	1,154	2,387	1,162	4,703
Balance at June 30	$76,177	$119,345	$26,928	$222,450

	Six months ended June 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$80,842	$119,485	$23,987	$224,314
Provision (credit)	(643)	(22,985)	(6,949)	(30,577)
Charge-offs	(6,375)	(8,497)	(1,219)	(16,091)
Recoveries	2,258	6,269	2,921	11,448
Balance at June 30	$76,082	$94,272	$18,740	$189,094

	Six months ended June 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at December 31	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1	54,815	105,865	26,537	187,217
Provision (credit)	28,165	23,088	(2,346)	48,907
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(9,384)	(14,426)	(2,515)	(26,325)
Recoveries	2,581	4,818	4,059	11,458
Balance at June 30	$76,177	$119,345	$26,928	$222,450

BancShares records an allowance for credit losses on unfunded commitments within other liabilities. Activity in the allowance for credit losses for unfunded commitments is summarized as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$11,571	$10,512	$12,814	$1,055
Adoption of ASC 326	—	—	—	8,885
Adjusted beginning balance	$11,571	$10,512	$12,814	$9,940
Provision (credit)	(468)	3,173	(1,711)	3,745
Ending balance	11,103	13,685	11,103	13,685
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
The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,425	$1,976	138.7%	$—
Owner occupied commercial mortgage	11,288	15,591	138.1	—
Non-owner occupied commercial mortgage	5,405	8,017	148.3	—
Commercial and industrial and leases	7,736	9,672	125.0	230
Total commercial loans	25,854	35,256	136.4	230
Consumer:
Residential mortgage	15,237	23,411	153.6	—
Revolving mortgage	1,385	1,724	124.5	—
Total consumer loans	16,622	25,135	151.2	—
PCD loans	19,894	34,495	173.4	—
Total collateral-dependent loans	$62,370	$94,886	152.1%	$230

	December 31, 2020
(Dollars in thousands)	Collateral-Dependant Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,424	$1,795	126.1%	$—
Owner occupied commercial mortgage	9,792	14,253	145.6	—
Non-owner occupied commercial mortgage	5,556	7,577	136.4	—
Total commercial loans	16,772	23,625	140.9	—
Consumer:
Residential mortgage	23,011	29,775	129.4	131
PCD loans	19,042	27,872	146.4	—
Total collateral-dependent loans	$58,825	$81,272	138.2%	$131
Collateral-dependent nonaccrual loans with no recorded allowance totaled $59.2 million and $57.5 million as of June 30, 2021 and December 31, 2020, respectively. All other nonaccrual loans have a recorded allowance.

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
The following tables provides a summary of total TDRs by accrual status:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$408	$38	$446	$578	$54	$632
Owner occupied commercial mortgage	37,216	12,097	49,313	37,574	10,889	48,463
Non-owner occupied commercial mortgage	20,364	3,474	23,838	18,336	1,649	19,985
Commercial and industrial and leases	12,761	8,569	21,330	29,131	3,528	32,659
Total commercial loans	70,749	24,178	94,927	85,619	16,120	101,739
Consumer:
Residential mortgage	21,079	17,220	38,299	29,458	19,380	48,838
Revolving mortgage	18,038	7,196	25,234	20,124	7,128	27,252
Construction and land development	2,482	289	2,771	1,573	9	1,582
Consumer auto	2,134	653	2,787	2,018	696	2,714
Consumer other	841	56	897	955	137	1,092
Total consumer loans	44,574	25,414	69,988	54,128	27,350	81,478
PCD loans	23,981	9,073	33,054	17,617	7,346	24,963
Total loans	$139,304	$58,665	$197,969	$157,364	$50,816	$208,180

The following table provides the types of modifications designated as TDRs during the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021		Three months ended June 30, 2020
	All restructurings		All restructurings
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	4	$3,353	7	$15,352
Loan term extension	41	4,053	27	2,925
Below market interest rate	37	7,730	69	17,291
Discharged from bankruptcy	39	6,421	43	1,472
Total restructurings	121	$21,557	146	$37,040

	Six months ended June 30, 2021		Six months ended June 30, 2020
	All restructurings		All restructurings
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	10	$10,118	17	$19,328
Loan term extension	66	7,700	33	3,657
Below market interest rate	90	15,643	157	25,389
Discharged from bankruptcy	84	10,191	110	5,640
Total restructurings	250	$43,652	317	$54,014

For the six months ended June 30, 2021 and 2020, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED
The following table explains changes in other real estate owned (“OREO”) during the six months ended June 30, 2021 and 2020:

(Dollars in thousands)	OREO
Balance at December 31, 2020	$50,890
Additions	11,340
Sales	(16,600)
Write-downs/losses	(1,945)
Balance at June 30, 2021	$43,685

Balance at December 31, 2019	$46,591
Additions	9,184
Acquired in business combinations	9,813
Sales	(9,497)
Write-downs/losses	(2,241)
Balance at June 30, 2020	$53,850
At June 30, 2021 and December 31, 2020, BancShares had $6.1 million and $5.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $27.1 million and $29.4 million at June 30, 2021 and December 31, 2020, respectively. Net gains recorded on the sale of OREO properties were $3.8 million for the six months ended June 30, 2021. Net losses recorded on the sale of OREO properties were $0.2 million for the six months ended June 30, 2020.
NOTE G - MORTGAGE SERVICING RIGHTS
BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was $3.4 billion as of June 30, 2021 and December 31, 2020. These loans are originated and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other intangible assets. The associated amortization expense and any valuation allowance recognized are included as a reduction of mortgage income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned were $2.1 million for each of the three month periods ended June 30, 2021 and 2020, and are reported in mortgage income. For the six months ended June 30, 2021 and 2020, mortgage servicing fees, late fees and ancillary fees earned were $4.2 million and $4.3 million, respectively.
The following table presents changes in the servicing asset during the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$22,745	$19,756	$18,426	$22,963
Servicing rights originated	3,101	2,096	6,545	3,679
Amortization	(2,077)	(2,119)	(4,325)	(3,942)
Valuation allowance decrease (increase)	(1,784)	(1,069)	1,339	(4,036)
Ending balance	$21,985	$18,664	$21,985	$18,664
The following table presents the activity in the servicing asset valuation allowance for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,242	$3,189	$4,365	$222
Valuation allowance (decrease) increase	1,784	1,069	(1,339)	4,036
Ending balance	$3,026	$4,258	$3,026	$4,258

Mortgage servicing rights valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	June 30, 2021	December 31, 2020
Discount rate - conventional fixed loans	8.47%	7.92%
Discount rate - all loans excluding conventional fixed loans	9.47%	8.92%
Weighted average constant prepayment rate	16.57%	20.62%
Weighted average cost to service a loan	$87.58	$87.58
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $778.4 million and $689.3 million at June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, BancShares held $692.6 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, including $544.2 million collateralized by government agency securities and $148.4 million collateralized by commercial mortgage-backed securities. At December 31, 2020, BancShares held securities sold under agreements to repurchase of $641.5 million, with overnight and continuous remaining contractual maturities, including $432.8 million collateralized by government agency securities and $208.7 million collateralized by commercial mortgage-backed securities.
NOTE I - FDIC SHARED-LOSS PAYABLE
For certain FDIC-assisted transactions, the related shared-loss agreement included a provision requiring a payment owed to the FDIC at the termination of the agreement. As of June 30, 2021, these agreements have been satisfied following a $16.1 million payment made to the FDIC related to the final active agreement.
The following table provides changes in the FDIC shared-loss payable since December 31, 2020:

(Dollars in thousands)	Total
Balance at December 31, 2020	$15,601
Accretion	502
Payment made to the FDIC to settle shared-loss agreement	(16,103)
Balance at June 30, 2021	$—

NOTE J - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income included the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$45,338	$10,428	$34,910	$102,278	$23,524	$78,754
Unrealized gains on securities available for sale transferred to held to maturity	4,139	952	3,187	5,399	1,242	4,157
Defined benefit pension items	(78,204)	(17,987)	(60,217)	(91,751)	(21,103)	(70,648)
Total	$(28,727)	$(6,607)	$(22,120)	$15,926	$3,663	$12,263
The following table highlights changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$28,159	$3,791	$(65,621)	$(33,671)
Net unrealized gains arising during period	18,940	—	—	18,940
Amounts reclassified from accumulated other comprehensive loss	(12,189)	(604)	5,404	(7,389)
Net current period other comprehensive (loss) income	6,751	(604)	5,404	11,551
Ending balance	$34,910	$3,187	$(60,217)	$(22,120)

	Three months ended June 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$102,080	$—	$(127,692)	$(25,612)
Net unrealized gains arising during period	21,611	—	—	21,611
Amounts reclassified from accumulated other comprehensive loss	(10,589)	—	4,926	(5,663)
Net current period other comprehensive income	11,022	—	4,926	15,948
Ending balance	$113,102	$—	$(122,766)	$(9,664)

	Six months ended June 30, 2021
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$78,754	$4,157	$(70,648)	$12,263
Net unrealized losses arising during period	(24,566)	—	—	(24,566)
Amounts reclassified from accumulated other comprehensive income	(19,278)	(970)	10,431	(9,817)
Net current period other comprehensive (loss) income	(43,844)	(970)	10,431	(34,383)
Ending balance	$34,910	$3,187	$(60,217)	$(22,120)

	Six months ended June 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$5,792	$—	$(132,515)	$(126,723)
Net unrealized gains arising during period	133,141	—	—	133,141
Amounts reclassified from accumulated other comprehensive loss	(25,831)	—	9,749	(16,082)
Net current period other comprehensive income	107,310	—	9,749	117,059
Ending balance	$113,102	$—	$(122,766)	$(9,664)

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three and six months ended June 30, 2021 and 2020:

(Dollars in thousands)	Three months ended June 30, 2021
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$15,830	Realized gains on investment securities available for sale, net
	(3,641)	Income taxes
	$12,189

Accretion of unrealized gains on securities available for sale transferred to held to maturity	$785	Net interest income
	(181)	Income taxes
	$604

Amortization of defined benefit pension actuarial losses	(7,018)	Other noninterest expense
	1,614	Income taxes
	$(5,404)
Total reclassifications for the period	$7,389

(Dollars in thousands)	Three months ended June 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$13,752	Realized gains on investment securities available for sale, net
	(3,163)	Income taxes
	$10,589

Amortization of defined benefit pension actuarial losses	(6,398)	Other noninterest expense
	1,472	Income taxes
	$(4,926)
Total reclassifications for the period	$5,663

	Six months ended June 30, 2021
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$25,037	Realized gains on investment securities available for sale, net
	(5,759)	Income taxes
	$19,278

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$1,260	Net interest income
	(290)	Income taxes
	$970

Amortization of defined benefit pension actuarial losses	$(13,547)	Other noninterest expense
	3,116	Income taxes
	$(10,431)
Total reclassifications for the period	$9,817

	Six months ended June 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$33,547	Realized gains on investment securities available for sale, net
	(7,716)	Income taxes
	$25,831

Amortization of defined benefit pension actuarial losses	(12,662)	Other noninterest expense
	2,913	Income taxes
	$(9,749)
Total reclassifications for the period	$16,082

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
Loans held for sale. Management elects the fair value option on certain residential real estate loans originated to be sold to investors. The loans are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are classified as Level 2 inputs. Loans held for investment subsequently transferred to held for sale are carried at the lower of cost or market. Transfers occur when management intends to sell a pool of loans in the secondary market. This typically occurs when a firm commitment to purchase from a counterparty exists. The fair value of the transferred loans is based on the quoted prices and is considered a Level 1 input.
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
For all other financial assets and liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2021 and December 31, 2020. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Assets
Cash and due from banks	$395,364	$395,364	$362,048	$362,048
Overnight investments	7,871,382	7,871,382	4,347,336	4,347,336
Investment in marketable equity securities	118,540	118,540	91,680	91,680
Investment securities available for sale	7,381,083	7,381,083	7,014,243	7,014,243
Investment securities held to maturity	3,394,604	3,377,085	2,816,982	2,838,499
Loans held for sale	107,768	107,768	124,837	124,837
Net loans and leases	32,500,558	32,786,935	32,567,661	33,298,166
Income earned not collected	133,043	133,043	145,694	145,694
Federal Home Loan Bank stock	40,450	40,450	45,392	45,392
Mortgage and other servicing rights	22,702	23,155	19,628	20,283
Liabilities
Deposits with no stated maturity	45,789,354	45,789,354	40,542,596	40,542,596
Time deposits	2,621,242	2,626,322	2,889,013	2,905,577
Securities sold under customer repurchase agreements	692,604	692,604	641,487	641,487
Federal Home Loan Bank borrowings	646,667	662,606	655,175	677,579
Subordinated debt	497,290	523,423	504,518	525,610
Other borrowings	80,531	81,201	88,470	89,263
FDIC shared-loss payable	—	—	15,601	15,843
Accrued interest payable	8,811	8,811	9,414	9,414

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
Government agency	$825,450	$—	$825,450	$—
Residential mortgage-backed securities	4,785,256	—	4,785,256	—
Commercial mortgage-backed securities	1,148,530	—	1,148,530	—
Corporate bonds	621,847	—	296,399	325,448
Total investment securities available for sale	$7,381,083	$—	$7,055,635	$325,448
Marketable equity securities	$118,540	$49,293	$69,247	$—
Loans held for sale	$107,768	$—	$107,768	$—

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$499,933	$—	$499,933	$—
Government agency	701,391	—	701,391	—
Residential mortgage-backed securities	4,438,103	—	4,438,103	—
Commercial mortgage-backed securities	771,537	—	771,537	—
Corporate bonds	603,279	—	286,655	316,624
Total investment securities available for sale	$7,014,243	$—	$6,697,619	$316,624
Marketable equity securities	$91,680	$32,855	$58,825	$—
Loans held for sale	$124,837	$—	$124,837	$—
The following tables summarize activity for Level 3 assets carried at fair value on a recurring basis:

	Corporate bonds
	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$318,116	$67,016	$316,624	$69,685
Purchases	7,000	100,595	7,000	100,595
Unrealized net losses (gains) included in other comprehensive income	1,340	2,449	3,491	(1,917)
Amounts included in net income	92	(83)	183	(168)
Transfers in	—	—	—	1,782
Sales / Calls	(1,100)	—	(1,850)	—
Ending balance	$325,448	$169,977	$325,448	$169,977
During the three months ended June 30, 2021 and 2020, there were no transfers between levels. During the six months ended June 30, 2021 there were no transfers from Level 2 to Level 3, compared to $1.8 million for the same period of 2020. The transfers were due to a lack of observable inputs and trade activity for those securities.
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at June 30, 2021:

(Dollars in thousands)			June 30, 2021
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$325,448

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included gains of $0.4 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively. The changes in fair value included a loss of $2.3 million and a gain of $3.6 million for six months ended June 30, 2021 and 2020, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the consolidated statements of income.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$107,768	$104,167	$3,601

	December 31, 2020
	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$124,837	$118,902	$5,935
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of June 30, 2021 or December 31, 2020.
BancShares may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
The population of loans measured at fair value on a non-recurring basis is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated ACL or if a charge-off has been recorded in the previous 12 months. A large majority of collateral for these loans is real property. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 5% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied to real estate collateral was 7.88%.
OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 15% applied for estimated selling costs and other external factors that may impact the marketability of the property. At June 30, 2021, the weighted average discount applied was 6%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$6,183	$—	$—	$6,183
Other real estate owned	32,128	—	—	32,128
Mortgage servicing rights	20,045	—	—	20,045

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$11,779	$—	$—	$11,779
Other real estate owned	40,115	—	—	40,115
Mortgage servicing rights	16,966	—	—	16,966
No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

NOTE L - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.
For the three and six months ended June 30, 2021 and 2020, the components of net periodic benefit cost are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$4,023	$3,682	$7,676	$7,139
Interest cost	7,528	8,568	14,932	17,099
Expected return on assets	(19,621)	(16,435)	(39,216)	(32,844)
Amortization of net actuarial loss	7,018	6,398	13,547	12,662
Net periodic (benefit) cost	$(1,052)	$2,213	$(3,061)	$4,056
No discretionary contribution was made to the pension plans during the six months ended June 30, 2021. A discretionary contribution of $100.0 million was made to the pension plans during the six months ended June 30, 2020. The funding policy of the pension plans is to contribute an amount each year to meet all Employee Retirement Income Security Act minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2021.
NOTE M - LEASES
The following table presents right-of-use lease assets and liabilities as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Classification	June 30, 2021	December 31, 2020
Assets:
Operating	Other assets	$65,090	$68,048
Finance	Premises and equipment	5,394	6,478
Total leased assets		$70,484	$74,526
Liabilities:
Operating	Other liabilities	$65,659	$68,343
Finance	Other borrowings	5,519	6,308
Total lease liabilities		$71,178	$74,651
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
The following table presents the commitments to extend credit and standby letters of credit as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Unused commitments to extend credit	$12,354,224	$12,098,417
Standby letters of credit	132,338	129,819

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Affordable housing project investments were $167.9 million and $163.9 million as of June 30, 2021 and December 31, 2020, respectively, and were recorded in other assets. Unfunded commitments to fund future investments in affordable housing projects totaled $54.7 million and $53.7 million as of June 30, 2021 and December 31, 2020, respectively, and were recorded in other liabilities.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis (“MD&A”) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and its subsidiaries (“BancShares”). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q along with our financial statements and related MD&A of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2021, the reclassifications had no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms “we,” “us” and “BancShares” refer to the consolidated financial position and consolidated results of operations for BancShares.
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
Refer to our 2020 Annual Report for further discussion of our strategy.
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread throughout the world, causing significant disruptions to the domestic and global economies. In response to the outbreak, governments imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains, changes in consumer behavior and overall economic instability. In recent months, COVID-19 vaccines have been approved and are now generally available for use in the United States and certain other countries, however, we cannot predict how widely utilized they will be or whether they will be effective in preventing the spread of COVID-19 (including its variants).

Although we cannot predict when or if normal economic activity and business operations will resume, we did observe general declines in the level of economic uncertainty and stabilization of macroeconomic forecasts during the first half of 2021. In recent weeks, we have seen an uptick in the number of new cases, although the absolute level of these new cases is significantly below the levels witnessed at the height of the pandemic. We are unable to predict whether these trends will continue and how this will affect the overall economy at the current time. However, we remain vigilant in our review and monitoring efforts around the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the overall economy and our financial results.

During the second quarter of 2021, the Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained the federal funds rate at a target range of 0.00% to 0.25%. The FOMC acknowledged the economy’s accelerating recovery from COVID-19, but maintained that the recovery is incomplete and economic risks remain. The FOMC expects to maintain this target range, but could see rate hikes in 2023 and possibly earlier.
In response to the COVID-19 pandemic, the Small Business Administration Paycheck Protection Program (“SBA-PPP”) was established through the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act 2021 to direct aid via loans to small businesses impacted by the COVID-19 pandemic.
We completed the first round of SBA-PPP funding in the second half 2020. During the second quarter of 2021, we completed the second round of funding, which resulted in the origination of approximately 12,000 SBA-PPP loans totaling $1.2 billion. We recorded $27.2 million of interest and fee income related to SBA-PPP loans for the quarter. As of June 30, 2021, remaining net deferred fees on SBA-PPP loans were $54.9 million.
With respect to the first round of SBA-PPP, we began accepting and processing applications for forgiveness during the third quarter of 2020. We have received approximately 20,000 forgiveness decisions from the SBA to date, representing over $2.6 billion in forgiveness payments. We originated approximately 23,000 loans during round one totaling $3.2 billion.

Table 1
SBA-PPP LOAN FORGIVENESS STATUS

(Dollars in thousands)
Round One Forgiveness Status at June 30, 2021	$ of Loans	% of Round One Total
Received by FCB	$2,933,046	91.3%
Submitted to SBA	2,842,312	88.5
Approved by SBA	2,767,706	86.2
Funds Received	2,642,638	82.3

Through June 30, 2021, over 99% of all COVID-19-related loan extensions have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio, and we have not seen significant declines in overall credit quality.

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
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. The Transaction has been approved by the shareholders of both companies and has received regulatory approval from the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation (“FDIC”). Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System and closing is expected in the third quarter, subject to such approval and the satisfaction or waiver of other customary closing conditions.
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

FINANCIAL PERFORMANCE SUMMARY
Second Quarter Highlights
•Net income for the second quarter of 2021 was $152.8 million, a decrease of $1.0 million, or 0.6% compared to the same quarter in 2020. Net income available to common shareholders totaled $148.2 million for the second quarter of 2021. Net income per common share increased $0.35, or 2.4%, to $15.09 in the second quarter of 2021, from $14.74 per share during the comparable quarter in 2020.
•Return on average assets for the second quarter of 2021 was 1.13%, down from 1.36% in the second quarter of 2020. Return on average equity for the second quarter of 2021 was 14.64%, down from 16.43% during the comparable quarter of 2020.
•Net interest income was $346.4 million for the second quarter of 2021, an increase of $9.0 million, or 2.7% compared to the same quarter in 2020. This was primarily due to lower rates paid on interest-bearing deposits, interest and fee income on SBA-PPP loans, and organic loan growth, partially offset by a decline in the yield on interest-earning assets. SBA-PPP loans contributed $27.2 million in interest and fee income for the second quarter of 2021 compared to $19.0 million in the same quarter of 2020. The taxable-equivalent net interest margin (“NIM”) was 2.68% for the second quarter of 2021, a decrease of 46 basis points from 3.14% for the second quarter in 2020.
•Provision for credit losses was a benefit of $19.6 million for the second quarter of 2021 compared to $20.6 million in expense for the same quarter in 2020. The net charge-off ratio was 0.02% for the second quarter of 2021, down from 0.03% for the first quarter of 2021 and 0.09% for the second quarter of 2020.
•Noninterest income was $134.2 million for the second quarter of 2021, a decrease of $31.3 million, or 18.9%, compared to $165.4 million for the same quarter of 2020.
•Noninterest expense was $301.6 million for the second quarter of 2021, an increase of $9.9 million or by 3.4% compared to the same quarter of 2020.
•The allowance for credit losses was $189.1 million at June 30, 2021, compared to $210.7 million at March 31, 2021. The $21.6 million change was due primarily to a reserve release for the three months ended June 30, 2021 driven by continued improvement in macroeconomic factors, strong credit performance, and low net charge-offs.
•Total loans were $32.7 billion as of June 30, 2021, a decrease of $491.2 million, or by 5.9% on an annualized basis, since March 31, 2021. Excluding loans originated under the SBA-PPP, total loans increased $605.6 million, or by 8.0% on an annualized basis, since March 31, 2020.
•Total deposits grew to $48.4 billion, an increase of $1.1 billion, or by 9.1% on an annualized basis, since March 31, 2021.
•At June 30, 2021, BancShares remained “well capitalized” as defined by regulatory standards with a total risk-based capital ratio of 14.2%, a Tier 1 risk-based capital of 12.1%, a common equity Tier 1 ratio of 11.1% and a leverage ratio of 7.7%.

Year to Date Highlights
•Net income for the six months ended June 30, 2021 totaled $300.1 million, an increase of $89.1 million, or 42.3% compared to the same period in 2020. Net income available to common shareholders totaled $290.8 million. Earnings per share increased $9.59, or 47.9%, to $29.63 for the six months ended June 30, 2021, from $20.04 during the comparable period in 2020.
•Return on average assets for the six months ended June 30, 2021 was 1.14%, up 16 basis points compared to the same period in 2020. Return on average equity for the six months ended June 30, 2021 was 14.67%, up 328 basis points compared to the same period in 2020.
•Net interest income for the six months ended June 30, 2021, was $686.0 million, an increase of $10.3 million, or 1.5% compared to the same period of 2020. This was primarily due to lower rates paid on interest-bearing deposits, an increase in interest and fee income on SBA-PPP loans, and organic loan growth, partially offset by a decline in the yield on interest-earning assets. SBA-PPP loans contributed $58.1 million in interest and fee income for the six months ended June 30, 2021 compared to $19.0 million in the comparable period in 2020. The taxable-equivalent NIM was 2.74% for the six months ended June 30, 2021, a decrease of 59 basis points from 3.33% during the comparable period of 2020.
•Provision for credit losses was a benefit of $30.6 million for the six months ended June 30, 2021, compared to $48.9 million in expense for the same period in 2020. The net charge-off ratio was 0.03% for the six months ended June 30, 2021, a 7 basis point decrease compared to the same period of 2020.
•Noninterest income was $270.8 million for the six months ended June 30, 2021, an increase of $41.4 million, or 18.0%, compared to $229.4 million for the same quarter of 2020.
•Noninterest expense was $597.5 million for the six months ended June 30 2021, an increase of $5.9 million or by 1.0% compared to the same quarter of 2020.
•The allowance for credit losses was $189.1 million at June 30, 2021, compared to $224.3 million at December 31, 2020. The $35.2 million change was due primarily to a reserve release for the six months ended June 30, 2021 driven by continued improvement in macroeconomic factors, strong credit performance, and low net charge-offs.
•Total loans grew to $32.7 billion, a decrease of $102.3 million since December 31, 2020. Excluding SBA-PPP loans, total loans increased $604.7 million, or by 3.7% on an annualized basis, since December 31, 2020.
•Total deposits grew to $48.4 billion, an increase of $5.0 billion since December 31, 2020 or by 23.1% on an annualized basis driven by organic growth and the effects of government stimulus.

Table 2
SELECTED QUARTERLY DATA

	2021		2020			Six months ended June 30
	Second	First	Fourth	Third	Second
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2021	2020
SUMMARY OF OPERATIONS
Interest income	$361,825	$355,323	$376,876	$374,334	$363,257	$717,148	$732,816
Interest expense	15,432	15,671	18,160	20,675	25,863	31,103	57,022
Net interest income	346,393	339,652	358,716	353,659	337,394	686,045	675,794
Provision (credit) for credit losses	(19,603)	(10,974)	5,403	4,042	20,552	(30,577)	48,907
Net interest income after provision for credit losses	365,996	350,626	353,313	349,617	316,842	716,622	626,887
Noninterest income	134,150	136,649	126,765	120,572	165,402	270,799	229,413
Noninterest expense	301,578	295,926	305,373	291,662	291,679	597,504	591,650
Income before income taxes	198,568	191,349	174,705	178,527	190,565	389,917	264,650
Income taxes	45,780	44,033	36,621	35,843	36,779	89,813	53,695
Net income	152,788	147,316	138,084	142,684	153,786	300,104	210,955
Net income available to common shareholders	$148,152	$142,680	$133,448	$138,048	$148,996	$290,832	$206,165
Net interest income, taxable equivalent	$347,035	$340,271	$359,370	$354,256	$337,965	$687,306	$677,139
PER COMMON SHARE DATA
Net income	$15.09	$14.53	$13.59	$14.03	$14.74	$29.63	$20.04
Cash dividends on common shares	0.47	0.47	0.47	0.40	0.40	0.94	0.80
Market price at period end (Class A)	832.74	835.77	574.27	318.78	405.02	832.74	405.02
Book value per share at period-end	421.39	405.59	396.21	380.43	367.57	421.39	367.57
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$54,399,331	$51,409,634	$49,557,803	$48,262,155	$45,553,502	$52,912,741	$43,101,154
Investment securities	10,534,348	9,757,650	9,889,124	9,930,197	8,928,467	10,148,144	8,190,813
Loans and leases (1)	33,166,049	33,086,656	32,964,390	32,694,996	31,635,958	33,126,572	30,367,030
Interest-earning assets	51,519,684	48,715,279	46,922,823	45,617,376	42,795,781	50,125,228	40,400,061
Deposits	47,751,103	44,858,198	43,123,312	41,905,844	39,146,415	46,312,642	36,948,238
Interest-bearing liabilities	28,909,320	27,898,525	26,401,222	25,591,707	24,407,285	28,406,714	23,780,042
Securities sold under customer repurchase agreements	677,451	641,236	684,311	710,237	659,244	659,444	566,737
Other short-term borrowings	—	—	—	—	45,549	—	101,654
Long-term borrowings	1,227,755	1,235,576	1,250,682	1,256,331	1,275,928	1,231,643	1,118,042
Common shareholders' equity	4,058,236	3,935,267	3,786,158	3,679,138	3,648,284	3,996,751	3,637,129
Shareholders’ equity	$4,398,173	$4,275,204	$4,126,095	$4,019,075	$3,988,225	$4,336,688	$3,835,430
Common shares outstanding	9,816,405	9,816,405	9,816,405	9,836,629	10,105,520	9,816,405	10,289,320
SELECTED QUARTER-END BALANCES
Total assets	$55,175,318	$53,908,606	$49,957,680	$48,666,873	$47,866,194	$55,175,318	$47,866,194
Investment securities	10,894,227	10,222,107	9,922,905	9,860,594	9,508,476	10,894,227	9,508,476
Loans and leases	32,689,652	33,180,851	32,791,975	32,845,144	32,418,425	32,689,652	32,418,425
Deposits	48,410,596	47,330,997	43,431,609	42,250,606	41,479,245	48,410,596	41,479,245
Securities sold under customer repurchase agreements	692,604	680,705	641,487	693,889	740,276	692,604	740,276
Other short-term borrowings	—	—	—	—	—	—	—
Long-term borrowings	1,224,488	1,230,326	1,248,163	1,252,016	1,258,719	1,224,488	1,258,719
Shareholders’ equity	$4,476,490	$4,321,400	$4,229,268	$4,074,414	$3,991,444	$4,476,490	$3,991,444
Common shares outstanding	9,816,405	9,816,405	9,816,405	9,816,405	9,934,105	9,816,405	9,934,105
SELECTED RATIOS AND OTHER DATA
Return on average assets (annualized)	1.13%	1.16%	1.11%	1.18%	1.36%	1.14%	0.98%
Return on average common shareholders’ equity (annualized)	14.64	14.70	14.02	14.93	16.43	14.67	11.40
Net yield on interest-earning assets (taxable equivalent)	2.68	2.80	3.02	3.06	3.14	2.74	3.33
Net charge-offs to average loans and leases (annualized)	0.02	0.03	0.06	0.03	0.09	0.03	0.10
Allowance for credit losses to total loans and leases(2):
PCD	4.73	5.30	5.18	5.07	5.07	4.73	5.07
Non-PCD	0.53	0.57	0.62	0.61	0.61	0.53	0.61
Total	0.58	0.63	0.68	0.68	0.69	0.58	0.69
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.71	0.73	0.74	0.73	0.77	0.71	0.77
Total risk-based capital ratio	14.15	14.14	13.81	13.70	13.63	14.15	13.63
Tier 1 risk-based capital ratio	12.13	12.02	11.63	11.48	11.38	12.13	11.38
Common equity Tier 1 ratio	11.14	11.00	10.61	10.43	10.32	11.14	10.32
Tier 1 leverage capital ratio	7.67	7.84	7.86	7.80	8.07	7.67	8.07
Dividend payout ratio	3.11	3.23	3.46	2.85	2.71	3.17	3.99
Average loans and leases to average deposits	69.46	73.76	76.44	78.02	80.81	71.53	82.19
(1) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.
(2) Loans originated in relation to the SBA-PPP ($1.7 billion as of June 30, 2021) do not have a recorded ACL. As of June 30, 2021, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans is 0.56%, while the ratio of ACL to total loans excluding SBA-PPP loans is 0.61%.

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
The Merger Agreement was unanimously approved by the Board of Directors of each of BancShares and CIT. The transaction has been approved by the shareholders of both companies and has received regulatory approval from the North Carolina Commissioner of Banks and the FDIC. Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System and closing is expected in the third quarter, subject to such approval and the satisfaction or waiver of other customary closing conditions.

Federal Deposit Insurance Corporation Assisted Transactions
BancShares completed fourteen FDIC-assisted transactions between 2009 and 2017. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protected us from a substantial portion of the credit and asset quality risk we would otherwise incur.
For certain FDIC-assisted transactions, the shared-loss agreement included a provision related to a payment owed to the FDIC at the termination of the agreement. As of June 30, 2021, these agreements have been satisfied following a $16.1 million payment made to the FDIC for the final active agreement during the first quarter of 2021.

Table 3
CONSOLIDATED QUARTER-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended June 30
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$33,166,049	$324,891	3.89%	$31,635,958	$326,618	4.10%
Investment securities:
U.S. Treasury	—	—	—	206,575	679	1.32
Government agency	839,614	1,966	0.94	657,405	1,428	0.87
Mortgage-backed securities	8,968,779	25,273	1.13	7,555,947	28,532	1.51
Corporate bonds	612,516	7,806	5.10	299,250	3,782	5.06
Other investments	113,439	426	1.51	209,290	2,236	4.30
Total investment securities	10,534,348	35,471	1.35	8,928,467	36,657	1.64
Overnight investments	7,819,287	2,105	0.11	2,231,356	553	0.10
Total interest-earning assets	51,519,684	362,467	2.80	42,795,781	363,828	3.38
Cash and due from banks	364,303			404,517
Premises and equipment	1,242,700			1,260,566
Allowance for credit losses	(211,913)			(209,973)
Other real estate owned	46,074			55,554
Other assets	1,438,483			1,247,057
Total assets	$54,399,331			$45,553,502

Liabilities
Interest-bearing deposits:
Checking with interest	$10,952,753	$1,504	0.06%	$8,562,145	$1,310	0.06%
Savings	3,796,686	326	0.03	2,846,557	312	0.04
Money market accounts	9,581,775	2,634	0.11	7,618,883	6,519	0.34
Time deposits	2,672,900	4,078	0.61	3,398,979	9,775	1.16
Total interest-bearing deposits	27,004,114	8,542	0.13	22,426,564	17,916	0.32
Securities sold under customer repurchase agreements	677,451	356	0.21	659,244	399	0.24
Other short-term borrowings	—	—	—	45,549	248	2.16
Long-term borrowings	1,227,755	6,534	2.12	1,275,928	7,300	2.26
Total interest-bearing liabilities	28,909,320	15,432	0.21	24,407,285	25,863	0.42
Noninterest-bearing deposits	20,746,989			16,719,851
Other liabilities	344,849			438,141
Shareholders’ equity	4,398,173			3,988,225
Total liabilities and shareholders’ equity	$54,399,331			$45,553,502
Interest rate spread			2.59%			2.96%

Net interest income and net yield on interest-earning assets		$347,035	2.68%		$337,965	3.14%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 21.0%, as well as a blended state income tax rate of 3.3% and 3.4%, for the three months ended June 30, 2021 and 2020, respectively. The taxable-equivalent adjustment was $642 thousand and $571 thousand for the three months ended June 30, 2021 and 2020, respectively.

Table 4
CONSOLIDATED YEAR-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Six months ended June 30
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$33,126,572	$648,493	3.91%	$30,367,030	$652,774	4.27%
Investment securities:
U.S. Treasury	190,591	172	0.18	253,176	2,356	1.87
Government agency	815,587	3,865	0.95	689,330	5,548	1.61
Mortgage-backed securities	8,428,730	45,880	1.09	6,808,190	59,239	1.74
Corporate bonds	607,726	15,548	5.12	252,377	6,259	4.96
Other investments	105,510	898	1.72	187,740	2,914	3.12
Total investment securities	10,148,144	66,363	1.31	8,190,813	76,316	1.86
Overnight investments	6,850,512	3,553	0.10	1,842,218	5,071	0.55
Total interest-earning assets	50,125,228	718,409	2.86	40,400,061	734,161	3.62
Cash and due from banks	348,772			352,475
Premises and equipment	1,247,097			1,256,268
Allowance for credit losses	(217,928)			(198,621)
Other real estate owned	47,325			54,455
Other assets	1,362,247			1,236,516
Total assets	$52,912,741			$43,101,154

Liabilities
Interest-bearing deposits:
Checking with interest	$10,850,059	$2,913	0.05%	$8,375,564	$3,011	0.07%
Savings	3,630,158	625	0.03	2,720,213	597	0.04
Money market accounts	9,296,667	5,142	0.11	7,317,735	15,628	0.43
Time deposits	2,738,743	8,655	0.64	3,580,097	22,874	1.28
Total interest-bearing deposits	26,515,627	17,335	0.13	21,993,609	42,110	0.39
Securities sold under customer repurchase agreements	659,444	694	0.21	566,737	841	0.30
Other short-term borrowings	—	—	—	101,654	1,052	2.05
Long-term borrowings	1,231,643	13,074	2.12	1,118,042	13,019	2.30
Total interest-bearing liabilities	28,406,714	31,103	0.22	23,780,042	57,022	0.48
Noninterest-bearing deposits	19,797,015			14,954,629
Other liabilities	372,324			531,053
Shareholders’ equity	4,336,688			3,835,430
Total liabilities and shareholders’ equity	$52,912,741			$43,101,154
Interest rate spread			2.64%			3.14%

Net interest income and net yield on interest-earning assets		$687,306	2.74%		$677,139	3.33%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 21.0%, as well as a blended state income tax rate of 3.3% and 3.4%, for the six months ended June 30, 2021 and 2020, respectively. The taxable-equivalent adjustment was $1.3 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

Table 5
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$14,265	$(15,992)	$(1,727)	$49,996	$(54,277)	$(4,281)
Investment securities:
U.S. Treasury	(679)	—	(679)	(587)	(1,597)	(2,184)
Government agency	396	142	538	1,016	(2,699)	(1,683)
Mortgage-backed securities	5,259	(8,518)	(3,259)	14,066	(27,425)	(13,359)
Corporate bonds	3,960	64	4,024	8,812	477	9,289
Other investments	(1,025)	(785)	(1,810)	(1,302)	(714)	(2,016)
Total investment securities	7,911	(9,097)	(1,186)	22,005	(31,958)	(9,953)
Overnight investments	1,389	163	1,552	13,753	(15,271)	(1,518)
Total interest-earning assets	$23,565	$(24,926)	$(1,361)	$85,754	$(101,506)	$(15,752)
Liabilities
Interest-bearing deposits:
Checking with interest	$370	$(176)	$194	$895	$(993)	$(98)
Savings	105	(91)	14	201	(173)	28
Money market accounts	1,702	(5,587)	(3,885)	4,199	(14,685)	(10,486)
Time deposits	(2,067)	(3,630)	(5,697)	(5,376)	(8,843)	(14,219)
Total interest-bearing deposits	110	(9,484)	(9,374)	(81)	(24,694)	(24,775)
Securities sold under customer repurchase agreements	12	(55)	(43)	139	(286)	(147)
Other short-term borrowings	(248)	—	(248)	(1,052)	—	(1,052)
Long-term borrowings	(271)	(495)	(766)	1,296	(1,241)	55
Total interest-bearing liabilities	(397)	(10,034)	(10,431)	302	(26,221)	(25,919)
Change in net interest income	$23,962	$(14,892)	$9,070	$85,452	$(75,285)	$10,167
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
Second Quarter 2021 compared to Second Quarter 2020
Taxable-equivalent net interest income was $347.0 million for the second quarter of 2021, an increase of $9.1 million, or 2.7%, compared to the second quarter of 2020. This was primarily due to lower rates paid on interest-bearing deposits, an increase in interest and fee income on SBA-PPP loans, and organic loan growth, partially offset by a decline in the yield on interest-earning assets. SBA-PPP loans contributed $27.2 million in interest and fee income during the second quarter of 2021 compared to $19.0 million in the second quarter of 2020.
The taxable-equivalent NIM was 2.68% in the second quarter of 2021, a decrease of 46 basis points from the comparable quarter in the prior year. The margin decline was primarily due to changes in earning asset mix as excess liquidity drove an increase in overnight investments as a percentage of total assets. This was coupled with a decline in the yield on interest-earning assets and partially offset by lower rates paid on interest-bearing deposits and the yield on SBA-PPP loans.
Average interest-earning assets increased by $8.7 billion to $51.5 billion, compared to the second quarter of 2020. The primary drivers for this change were the excess liquidity build up which led to higher average overnight investments of $5.6 billion, a $1.5 billion increase in average loan balances due to SBA-PPP loans as well as organic loan growth and higher average investment securities of $1.6 billion.
The yield on interest-earning assets decreased by 58 basis points to 2.80% when compared to the second quarter of 2020. The yield on loans and leases decreased to 3.89%, or by 21 basis points, as a result of downward rate resets on variable rate loans and lower rates on new fixed rate loans. The yield on overnight investments increased one basis point, but the large increase in average balances resulted in a change in earning asset mix, which contributed to an overall decline in the yield. The yield on investment securities decreased by 29 basis points primarily due to increased premium amortization on mortgage-backed securities as a result of higher than expected prepayments.
Average interest-bearing liabilities increased by $4.5 billion to $28.9 billion, compared to the second quarter of 2020. This increase was driven by an increase in average interest-bearing deposit balances of $4.6 billion driven by strong deposit growth. This was partially offset by a decrease in average long-term borrowings of $48.2 million.

Rates on interest-bearing liabilities decreased by 21 basis points to 0.21%, primarily due to decreased rates paid on interest-bearing deposits as a result of maturing time deposits and a reduction in rates paid on money market accounts. This is coupled with lower rates paid on borrowings.
Six Months of 2021 compared to Six Months of 2020
The taxable-equivalent net interest income for the six months ended June 30, 2021 was $687.3 million, an increase of $10.2 million, or 1.5%, compared to the same period in 2020. The increase in net interest income was primarily due to a decrease in total interest expense of $25.9 million, driven largely by declining rates on interest-bearing deposits. This was partially offset by a decrease in interest on investment securities of $10.0 million and a decrease of $4.3 million in interest earned on loans, driven by a decrease in yields, partially offset by the impact of SBA-PPP loans.
The taxable-equivalent NIM was 2.74% for the six months ended June 30, 2021, a decrease of 59 basis points from the comparable period of 2020. The margin decline was primarily due to changes in earning asset mix and a decline in the yield on interest-earning assets, partially offset by lower rates paid on interest-bearing deposits and the impact of SBA-PPP loans on loan yields.
Average year-to-date interest-earning assets for the six months ended June 30, 2021, increased by $9.7 billion to $50.1 billion, compared to the same period in 2020. This increase was driven by an increase in average overnight investments of $5.0 billion, coupled with a $2.8 billion increase in average loans outstanding and increases in average investment securities of $2.0 billion. The yield on interest-earning assets decreased by 76 basis points to 2.86% for the six months ended June 30, 2021, compared to the same period in 2020. The yield on loans and leases decreased by 36 basis points as a result of decreases in yields on commercial and residential loans. The yield on overnight investments and the investment securities portfolio decreased by 45 basis points and 55 basis points, respectively. The lower federal funds rate was the primary driver for the yield decrease on overnight investments, while the accelerated prepayments on mortgage-backed securities and reinvestment at lower yields were the primary drivers of the yield decline on investment securities.
Average year-to-date interest-bearing liabilities for the six months ended June 30, 2021 increased by $4.6 billion to $28.4 billion, compared to the same period in 2020. This increase was primarily due to a $4.5 billion increase in average interest-bearing deposit balances driven by deposit growth. The rate paid on interest-bearing deposits decreased by 26 basis points driven by decreased rates on time deposits and money market accounts. The rate paid on interest-bearing liabilities decreased by 26 basis points to 0.22% for the six months ended June 30, 2021 compared to the same period in 2020 driven by maturing time deposits and declines in the rate paid on money market accounts.
Provision for Credit Losses
Provision for credit losses was a benefit of $19.6 million for the second quarter of 2021, compared to $20.6 million in expense for the comparable quarter in 2020. For the six months ended June 30, 2021, provision for credit losses was a benefit of $30.6 million compared to $48.9 million in expense for the first six months of 2020. The change was driven primarily by reserve release attributable to improvements in macroeconomic factors during 2021, continued low net charge-offs and strong credit performance. Provision expense for the three and six month periods ended June 30, 2020 included reserve builds related to COVID-19 of $14.6 million and $36.1 million, respectively.
Noninterest Income
Table 6
NONINTEREST INCOME

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Wealth management services	$31,753	$22,371	$63,951	$48,783
Service charges on deposit accounts	21,883	17,522	43,419	43,935
Cardholder services, net	22,471	17,587	42,431	35,747
Mortgage income	5,929	9,811	18,920	15,035
Merchant services, net	8,532	5,363	17,449	11,251
Other service charges and fees	8,959	7,145	17,448	14,937
Insurance commissions	3,704	3,189	7,702	6,877
ATM income	1,571	1,395	3,053	2,817
Marketable equity securities gains, net	11,654	64,570	27,665	13,162
Realized gains on investment securities available for sale, net	15,830	13,752	25,037	33,547
Other	1,864	2,697	3,724	3,322
Total noninterest income	$134,150	$165,402	$270,799	$229,413

Noninterest income is an essential component of our total revenue and is critical to our profitability level. The primary sources of noninterest income consist of wealth management services, fees and service charges generated from deposit accounts, cardholder and merchant services, and mortgage lending and servicing.
Noninterest income for the second quarter of 2021 was $134.2 million, compared to $165.4 million for the same period of 2020, a decrease of $31.3 million, or 18.9%. The most significant components of the change were as follows:
•A $52.9 million decline in the amount of favorable fair market value adjustments on marketable equity securities. Fair market value adjustments on marketable equity securities were heightened in the second quarter of 2020 as we built up our equity portfolio when the market contracted. As the market started to improve in the second quarter of 2020, we sold a large portion of it to realize the gains. The $64.6 million of gains recognized in the second quarter of 2020 consisted of realized gains of $37.0 million and unrealized gains of $27.6 million.
•Mortgage income decreased by $3.9 million primarily due to a decline in gain on sale driven by interest rate movements.
•Wealth management services increased by $9.4 million driven by increases in annuity fees, assets under management, and advisory and transaction fees.
•Cardholder services income, net increased by $4.9 million, service charges on deposit accounts increased by $4.4 million and merchant services income increased by $3.2 million. These increases were driven by increased transaction activity.

Noninterest income was $270.8 million for the first six months of 2021, compared to $229.4 million for the same period of 2020, an increase of $41.4 million, or 18.0%. The most significant components of the change were as follows:
•Wealth management services increased by $15.2 million, due to increased annuity fees, assets under management, and advisory and transaction fees.
•Gains on the market value of equity securities, net increased by $14.5 million.
•Cardholder services income, net increased $6.7 million primarily due to an increase in transaction volume.
•Mortgage income increased $3.9 million primarily due to a mortgage servicing rights impairment reversal in the first quarter of 2021.
•Realized gains on investment securities available for sale, net decreased by $8.5 million primarily due to a higher volume of sales of debt securities in the first quarter of 2020.
Noninterest Expense
Table 7
NONINTEREST EXPENSE

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2021	2020	2021	2020
Salaries and wages	$153,643	$146,633	$301,473	$291,888
Employee benefits	35,298	30,364	71,023	68,875
Occupancy expense	28,439	29,556	58,182	57,036
Equipment expense	28,902	28,774	58,705	56,624
Processing fees paid to third parties	14,427	10,186	28,100	20,558
FDIC insurance expense	3,382	3,731	6,600	7,197
Collection and foreclosure-related expenses	173	3,949	2,371	8,003
Merger-related expenses	5,769	4,369	12,588	8,601
Telecommunications expense	3,187	2,815	6,220	5,788
Consultant expense	2,773	3,027	4,838	6,287
Advertising expense	2,301	1,980	4,186	4,649
Core deposit intangible amortization	2,841	3,672	5,885	7,531
Other	20,443	22,623	37,333	48,613
Total noninterest expense	$301,578	$291,679	$597,504	$591,650

The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $301.6 million during the second quarter of 2021, an increase of $9.9 million, or 3.4%, compared to the same quarter in 2020. The most significant components of the change were as follows:
•Personnel expense increased $11.9 million driven by an increase in payroll incentives and higher health insurance claims.
•Processing fees paid to third parties increased $4.2 million as we continue to make investments in our digital and technological capabilities.
•Collection and foreclosure-related expenses decreased $3.8 million and other noninterest expense decreased by $2.2 million.
Noninterest expense was $597.5 million for the first six months of 2021, compared to $591.7 million for the same period in 2020, an increase of $5.9 million, or 1.0%. The most significant components of the change were as follows:
•Personnel expense increased by $11.7 million primarily due to an increase in payroll incentives coupled with the impact of merit increases.
•Processing fees paid to third parties increased $7.5 million as we continue to make investments in our digital and technological capabilities.
•Merger-related expenses increased $4.0 million in anticipation of the upcoming merger with CIT.
•Other expenses decreased $11.3 million primarily due to a decrease in pension expense as a result of higher expected returns on plan assets coupled with improvements in the reserve for unfunded commitments.
Income Taxes
Income tax expense was $45.8 million and $36.8 million for the second quarter of 2021 and 2020, respectively, representing effective tax rates of 23.1% and 19.3% during the periods.
Income tax expense totaled $89.8 million and $53.7 million for the first six months of 2021 and 2020, respectively, representing effective tax rates of 23.0% and 20.3% for the respective six month periods.
The effective tax rates in 2020 were favorably impacted by the utilization of an allowable alternative for computing our federal income tax liability. The allowable alternative enabled us to use the federal income tax rate for certain deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax. Without this alternative, the effective tax rate for the second quarter and first six months of 2020 would have been approximately 23%.

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
Interest-earning assets totaled $51.6 billion and $47.2 billion at June 30, 2021 and December 31, 2020, respectively. The $4.4 billion increase was primarily composed of a $3.5 billion increase in overnight investments and a $971.3 million increase in investment securities, partially offset by a $102.3 million decrease in loans.

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
The carrying value of investment securities totaled $10.9 billion at June 30, 2021, an increase of $971.3 million compared to December 31, 2020. The increase in the portfolio was primarily attributable to a strong liquidity position, resulting in investment securities purchases of $4.1 billion, partially offset by sales of $1.1 billion and maturities and paydowns of $2.0 billion.
Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of June 30, 2021, investment securities available for sale had a net pre-tax unrealized gain of $45.3 million, compared to a net pre-tax unrealized gain of $102.3 million as of December 31, 2020. Management evaluated the available for sale securities in an unrealized loss position and concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no allowance for credit losses was recorded at June 30, 2021 or December 31, 2020.
BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit losses was needed at June 30, 2021 and December 31, 2020.
Table 8
INVESTMENT SECURITIES

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale
U.S. Treasury	—%	$—	$—	5.0%	$499,832	$499,933
Government agency	7.6	824,216	825,450	7.0	706,241	701,391
Residential mortgage-backed securities	44.0	4,770,205	4,785,256	44.5	4,369,130	4,438,103
Commercial mortgage-backed securities	10.5	1,144,024	1,148,530	7.9	745,892	771,537
Corporate bonds	5.7	597,300	621,847	6.1	590,870	603,279
Total investment securities available for sale	67.8	7,335,745	7,381,083	70.5	6,911,965	7,014,243
Investment in marketable equity securities	1.1	84,297	118,540	0.9	84,837	91,680
Investment securities held to maturity
Residential mortgage-backed securities	20.2	2,208,496	2,202,874	19.1	1,877,692	1,895,381
Commercial mortgage-backed securities	10.8	1,184,101	1,172,204	9.4	937,034	940,862
Other	0.1	2,007	2,007	0.1	2,256	2,256
Total investment securities held to maturity	31.1	3,394,604	3,377,085	28.6	2,816,982	2,838,499
Total investment securities	100.0%	$10,814,646	$10,876,708	100.0%	$9,813,784	$9,944,422
(1) Calculated as a percent of the total fair value of investment securities.

Table 9 presents the weighted average taxable-equivalent yields for investment securities held to maturity at June 30, 2021 segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.
Table 9
WEIGHTED AVERAGE YIELD ON INVESTMENT SECURITIES

	June 30, 2021
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities held to maturity
Residential mortgage-backed securities(1)	—%	—%	—%	1.13%	1.13%
Commercial mortgage-backed securities(1)	—	—	—	1.35	1.35
Other investments	0.81	1.17	—	—	0.94
Total investment securities held to maturity	0.81%	1.17%	—%	1.21%	1.21%
(1)Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.
Loans and Leases
Loans held for sale were $107.8 million at June 30, 2021, a net decrease of $17.1 million since December 31, 2020.
At June 30, 2021, loans totaled $32.69 billion, a decrease of $102.3 million, or by 0.6% on an annualized basis since December 31, 2020. Excluding SBA-PPP loans, total loans increased $604.7 million, or by 3.7% on an annualized basis since December 31, 2020.
BancShares reports non-PCD and PCD loan portfolios separately, and the non-PCD portfolio is further divided into commercial and consumer segments. Non-PCD loans and leases were $32.3 billion at both June 30, 2021 and December 31, 2020, representing 98.8% and 98.6% of total loans, respectively. PCD loans at June 30, 2021 were $396.5 million, compared to $462.9 million at December 31, 2020, representing 1.2% and 1.4% of total loans, respectively.
The discount related to acquired non-PCD loans and leases was $14.5 million and $19.5 million at June 30, 2021 and December 31, 2020, respectively. The discount related to PCD loans was $35.8 million and $45.3 million at June 30, 2021 and December 31, 2020, respectively.
During the three months ended June 30, 2021 and 2020, accretion income on purchased non-PCD loans and leases was $2.5 million while interest and accretion income on PCD loans was $12.8 million and $14.4 million, respectively. During the six months ended June 30, 2021 and 2020, accretion income on purchased non-PCD loans and leases was $5.0 million while interest and accretion income on PCD loans was $23.7 million and $33.0 million, respectively

Table 10
LOANS AND LEASES

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial:
Construction and land development	$1,183,929	$985,424
Owner occupied commercial mortgage	11,526,070	11,165,012
Non-owner occupied commercial mortgage	3,015,329	2,987,689
Commercial and industrial and leases	5,067,163	5,013,644
SBA-PPP	1,698,416	2,406,291
Total commercial loans	22,490,907	22,558,060
Consumer:
Residential mortgage	5,652,458	5,561,686
Revolving mortgage	1,884,633	2,052,854
Construction and land development	376,492	348,123
Consumer auto	1,287,541	1,255,402
Consumer other	601,115	552,968
Total consumer loans	9,802,239	9,771,033
Total non-PCD loans and leases	32,293,146	32,329,093
PCD loans	396,506	462,882
Total loans and leases	32,689,652	32,791,975
Less allowance for credit losses	(189,094)	(224,314)
Net loans and leases	$32,500,558	$32,567,661
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (“ACL”) was $189.1 million at June 30, 2021, representing a decrease of $35.2 million since December 31, 2020. The ACL as a percentage of total loans and leases was 0.58% at June 30, 2021, compared to 0.68% at December 31, 2020. The ACL as a percentage of loans and leases excluding SBA-PPP loans, which have no recorded ACL, was 0.61% at June 30, 2021, compared to 0.74% at December 31, 2020.
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended June 30, 2021, the ACL change since December 31, 2020 was driven by improvement in macroeconomic factors, continued strong credit performance and low net charge-offs. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, we use a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our ACL forecast considers a range of economic scenarios from an upside scenario to a severely adverse scenario, but the June 30, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by our strong credit quality and low net charge-offs.
As of June 30, 2021, the consensus baseline forecast utilized the following significant inputs over the two-year reasonable and supportable forecast period:
Unemployment - Rates are expected to improve with a peak of over 5% in the third quarter of 2021 declining to around 4% in early 2023.
GDP Growth - Peak growth of approximately 7% in the third quarter of 2021, decreasing to around 2% in 2022 and thereafter.
Home Pricing Index - Growth rates to fluctuate between 3.5% and 5% throughout the forecast period.
Commercial Real Estate Index - Forecasted downturn with a maximum 8% drop by the end of 2021, and then improving towards positive year over year growth.
At June 30, 2021, the ACL allocated to non-PCD loans and leases was $170.4 million, or 0.53% of non-PCD loans and leases, compared to $200.3 million, or 0.62%, at December 31, 2020. The decrease of 9 basis points since December 31, 2020 was primarily due to improvement in the macroeconomic factors, continued strong credit quality and low net charge-offs. The ACL as a percentage of non-PCD loans and leases excluding SBA-PPP loans was 0.56% at June 30, 2021 compared to 0.67% at December 31, 2020.
At June 30, 2021, the ACL for PCD loans totaled $18.7 million compared to $24.0 million at December 31, 2020. The decrease was due to paydowns and the decline in the portfolio coupled with the impact of improved macroeconomic factors.
In the period ended June 30, 2021, the ACL on our commercial portfolio decreased $4.8 million, with the largest share of the decrease within commercial real estate. The ACL on the consumer portfolio decreased $25.2 million, with the largest decrease within residential mortgages. These portfolios were most impacted by the improvement in macroeconomic factors which was the primary driver of the decline.
Net charge-offs for loans and leases were $2.0 million during the second quarter of 2021, compared to $7.4 million during the second quarter of 2020. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.02% and 0.09% for the second quarter of 2021 and 2020, respectively. Excluding the impact of SBA-PPP loans on average loan balances, net charge-offs as a percentage of total average loans and leases was 0.03% and 0.10% for the second quarter of 2021 and 2020, respectively.
Net charge-offs for loans and leases were $4.6 million during the six months ended June 30, 2021, compared to $14.9 million during the same period of 2020. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.03% and 0.10% for the six months ended June 30, 2021 and 2020, respectively. Average SBA-PPP loans did not have an impact on net charge-offs as a percentage of total average loans for the six months ended June 30, 2021 and 2020.

Table 11
ALLOWANCE FOR CREDIT LOSSES

	Three months ended June 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Allowance for credit losses:
Balance at April 1	$74,864	$112,852	$22,935	$210,651
Provision (credit)	3,279	(17,481)	(5,401)	(19,603)
Charge-offs	(3,044)	(4,028)	(456)	(7,528)
Recoveries	983	2,929	1,662	5,574
Balance at June 30	$76,082	$94,272	$18,740	$189,094
Percent of loans in each category to total loans	68.8%	30.0%	1.2%	100.0%
Annualized net charge-off ratio	0.04%	0.05%	(0.59)%	0.02%
Net charge-offs	$2,061	$1,099	$(1,206)	$1,954
Average loans	22,883,898	9,744,211	414,183	33,042,292

	Three months ended June 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at April 1	$72,410	$109,933	$26,916	$209,259
Provision (credit)	6,628	13,682	242	20,552
Charge-offs	(4,015)	(6,657)	(1,392)	(12,064)
Recoveries	1,154	2,387	1,162	4,703
Balance at June 30	$76,177	$119,345	$26,928	$222,450
Percent of loans in each category to total loans	68.4%	30.0%	1.6%	100.0%
Annualized net charge-off ratio	0.05%	0.18%	0.08%	0.09%
Net charge-offs	$2,861	$4,270	$230	$7,361
Average loans	21,372,905	9,619,096	547,000	31,539,001
	Six months ended June 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$80,842	$119,485	$23,987	$224,314
Provision (credit)	(643)	(22,985)	(6,949)	(30,577)
Initial allowance on PCD loans	—	—	—	—
Charge-offs	(6,375)	(8,497)	(1,219)	(16,091)
Recoveries	2,258	6,269	2,921	11,448
Balance at June 30	$76,082	$94,272	$18,740	$189,094
Percent of loans in each category to total loans	68.8%	30.0%	1.2%	100.0%
Annualized net charge-off ratio	0.04%	0.05%	(0.79)%	0.03%
Net charge-offs	$4,117	$2,228	$(1,702)	$4,643
Average loans	22,857,758	9,714,503	434,241	33,006,502

	Six months ended June 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at December 31	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1	54,815	105,865	26,537	187,217
Provision (credit)	28,165	23,088	(2,346)	48,907
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(9,384)	(14,426)	(2,515)	(26,325)
Recoveries	2,581	4,818	4,059	11,458
Balance at June 30	$76,177	$119,345	$26,928	$222,450
Percent of loans in each category to total loans	68.4%	30.0%	1.6%	100.0%
Annualized net charge-off ratio	0.07%	0.20%	(0.58)%	0.10%
Net charge-offs	$6,803	$9,608	$(1,544)	$14,867
Average loans	19,917,631	9,829,485	538,543	30,285,659

The reserve for unfunded loan commitments was $11.1 million and $12.8 million at June 30, 2021 and December 31, 2020, respectively.

Table 12
ALLOWANCE FOR CREDIT LOSSES RATIOS

(Dollars in thousands)	June 30, 2021	December 31, 2020
Allowance for credit losses to total loans and leases(1):	0.58%	0.68%
Allowance for credit losses	$189,094	$224,314
Total loans and leases	32,689,652	32,791,975
Allowance for credit losses to non-PCD loans and leases(1):	0.53%	0.62%
Allowance for credit losses on non-PCD loans and leases	$170,354	$200,327
Total non-PCD loans and leases	32,293,146	32,329,093
Allowance for credit losses to PCD loans:	4.73%	5.18%
Allowance for credit losses on PCD loans	$18,740	$23,987
Total PCD loans	396,506	462,882
(1) Loans originated in relation to the SBA-PPP ($1.7 billion as of June 30, 2021 and $2.4 billion as of December 31, 2020) do not have a recorded ACL. As of June 30, 2021, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans was 0.56% while the ratio of ACL to total loans excluding SBA-PPP loans was 0.61%. As of December 31, 2020, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans was 0.67% while the ratio of ACL to total loans excluding SBA-PPP loans is 0.74%.

NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (“OREO”). At June 30, 2021, BancShares’ nonperforming assets totaled $231.1 million, a decrease of $11.2 million since December 31, 2020.
Nonaccrual loans and leases at June 30, 2021 were $187.5 million, reflecting a decrease of $4.0 million since December 31, 2020. Nonaccrual loans and leases as a percentage of total loans and leases was 0.57% and 0.58% at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, OREO totaled $43.7 million, representing a decrease of $7.2 million since December 31, 2020. Nonperforming assets as a percentage of total loans, leases and OREO was 0.71% as of June 30, 2021 compared to 0.74% as of December 31, 2020.
Table 13
NONPERFORMING ASSETS

	2021		2020
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCD	$136,530	$141,369	$136,544	$130,927	$135,280
PCD	50,934	53,165	54,939	55,527	62,511
Total nonaccrual loans and leases	187,464	194,534	191,483	186,454	197,791
Other real estate owned	43,685	48,512	50,890	52,789	53,850
Total nonperforming assets	$231,149	$243,046	$242,373	$239,243	$251,641

Accruing loans and leases 90 days or more past due
Non-PCD	$3,413	$5,945	$5,507	$3,587	$3,644
PCD	363	1,432	355	—	152

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.71%	0.73%	0.74%	0.73%	0.77%
Ratio of nonaccrual loans and leases to total loans and leases	0.57	0.59	0.58	0.57	0.61
Ratio of allowance for credit losses to nonaccrual loans and leases	100.9	108.3	117.1	120.1	112.5

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

Table 14
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	June 30, 2021	December 31, 2020
Accruing TDRs:
Non-PCD	$115,323	$139,747
PCD	23,981	17,617
Total accruing TDRs	139,304	157,364
Nonaccruing TDRs:
Non-PCD	49,592	43,470
PCD	9,073	7,346
Total nonaccruing TDRs	58,665	50,816
All TDRs:
Non-PCD	164,915	183,217
PCD	33,054	24,963
Total TDRs	$197,969	$208,180
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $29.4 billion at June 30, 2021, compared to $27.3 billion at December 31, 2020. The increase was mostly due to an increase of $2.0 billion in interest-bearing deposits.
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
At June 30, 2021, total deposits were $48.4 billion, an increase of $5.0 billion, representing annualized growth of 23.1% since December 31, 2020, driven by organic growth and the effects of government stimulus.
Table 15
DEPOSITS

(Dollars in thousands)	June 30, 2021	December 31, 2020
Demand	$20,974,111	$18,014,029
Checking with interest	11,376,834	10,591,687
Money market	9,553,585	8,632,713
Savings	3,884,824	3,304,167
Time	2,621,242	2,889,013
Total deposits	$48,410,596	$43,431,609

Borrowings
Total borrowings were relatively unchanged, totaling $1.9 billion at June 30, 2021 and December 31, 2020.
Table 16
BORROWINGS

(Dollars in thousands)	June 30, 2021	December 31, 2020
Securities sold under customer repurchase agreements	$692,604	$641,487
Federal Home Loan Bank borrowings	646,667	655,175
Subordinated debt
SCB Capital Trust I	9,798	9,779
FCB/SC Capital Trust II	17,730	17,664
FCB/NC Capital Trust III	88,145	88,145
Capital Trust debentures assumed in acquisitions	14,433	14,433
3.375 % Fixed-to-Floating Rate Subordinated Notes due 2030	346,956	346,541
Other subordinated debt	20,228	27,956
Total subordinated debt	497,290	504,518
Other borrowings	80,531	88,470
Total borrowings	$1,917,092	$1,889,650
BancShares owns four special purpose entities – SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III and Macon Capital Trust I (the “Trusts”), which mature in 2036, 2034, 2034, 2036, and 2034, respectively. Subordinated debt included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The table below shows Class A common stock repurchase activity for the three and six months ended June 30, 2021 and 2020. All Class A common stock repurchases completed in 2020 were consummated under previously approved authorizations. There were no repurchases of Class B common stock or the preferred stock during the three and six months ended June 30, 2021 or 2020.
Table 17
CLASS A COMMON STOCK REPURCHASE ACTIVITY

	Three months ended June 30		Six months ended June 30
($ in thousands, expect per share data)	2021	2020	2021	2020
Number of shares repurchased	—	346,000	—	695,390
Total cost	$—	$126,991	$—	$286,696
Average price per share	$—	$367.03	$—	$412.28
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

Table 18
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	June 30, 2021		December 31, 2020
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$4,833,501	14.15%	$4,577,212	13.81%
Tier 1 risk-based capital	8.00	4,143,421	12.13	3,856,086	11.63
Common equity Tier 1	6.50	3,803,484	11.14	3,516,149	10.61
Tier 1 leverage ratio	5.00	4,143,421	7.67	3,856,086	7.86

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$4,704,140	13.79%	$4,543,496	13.72%
Tier 1 risk-based capital	8.00	4,468,560	13.10	4,276,870	12.92
Common equity Tier 1	6.50	4,468,560	13.10	4,276,870	12.92
Tier 1 leverage ratio	5.00	4,468,560	8.29	4,276,870	8.72
As of June 30, 2021, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
BancShares and FCB had capital conservation buffers of 6.13% and 5.79%, respectively, at June 30, 2021, which exceeded the 2.50% requirement and, therefore, result in no limit on distributions.
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
We continue to actively monitor our loan portfolio for areas of increased risk as a result of COVID-19 and to date have not seen any significant declines in credit quality. Through June 30, 2021, over 99% of all COVID-19 related loan extensions have begun repayment.
Additionally, we participated in both rounds of funding in the SBA-PPP program, which provided much needed funds to our existing small business customers. We continue to assess both the credit and operational risks this program presents and at June 30, 2021, BancShares had $1.7 billion in SBA-PPP loans outstanding.
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
Table 19 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of June 30, 2021 and December 31, 2020.
Table 19
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage (decrease) increase in net interest income
Change in interest rate (basis points)	June 30, 2021	December 31, 2020
-100	(5.93)%	(6.24)%
+100	7.82	8.09
+200	14.48	14.57
The decreased asset sensitivity in net interest income sensitivity metrics as of June 30, 2021 compared to December 31, 2020 resulted from a deployment of excess liquidity out of low-yielding overnight cash predominantly into investment securities.
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

Table 20 presents the EVE profile as of June 30, 2021 and December 31, 2020.
Table 20
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage (decrease) increase in EVE
Change in interest rate (basis points)	June 30, 2021	December 31, 2020
-100	(16.40)%	(21.20)%
+100	8.45	12.18
+200	9.02	15.71
The economic value of equity metrics at June 30, 2021 compared to December 31, 2020 were primarily affected by redeployment of excess funds during the second quarter of 2021 coupled with lower market interest rates. We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to hedge our overall balance sheet interest rate sensitivity and risk.

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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our branch-generated retail deposit portfolio due to the generally stable balances and low cost. Additional sources include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $13.2 billion at June 30, 2021 compared to $9.6 billion at December 31, 2020. Another source of available funds was advances from the FHLB of Atlanta. Outstanding FHLB advances were $646.7 million as of June 30, 2021, and we had sufficient collateral pledged to secure $8.3 billion of additional borrowings from the FHLB of Atlanta. Also, at June 30, 2021, $4.4 billion in non-PCD loans with a lendable collateral value of $3.5 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other credit lines, which had $606.0 million of available capacity at June 30, 2021.
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to certain financial instruments with off-balance sheet risk, which we enter into in order to meet the financing needs of our customers. These off-balance sheet instruments include commitments to extend credit and standby letters of credit. For more information on these commitments, see Note N - Commitments and Contingencies to our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our Critical Accounting Estimates as described in our 2020 Annual Report.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q and Exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our 2020 Annual Report and in other documents filed by us from time to time with the Securities and Exchange Commission.
Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “projects,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of BancShares’ management about future events.
Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, risks, uncertainties and other factors relating to our announced merger with CIT through a series of merger transactions, including the ability to obtain regulatory approvals and meet other closing conditions to the Transaction, and delay in closing the Transaction, as well as risks, uncertainties and other factors relating to the impact of COVID-19 on our business and the economy, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of our prior acquisitions, the risks discussed in Part I, Item 1A. Risk Factors of our 2020 Annual Report and other developments or changes in our business that we do not expect. Actual results may differ materially from those expressed in or implied by any forward-looking statements.
Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. See the sections entitled “Risk Management” and “Results of Operations” within Item 2. Management’s Discussion and Analysis of Financial Condition of this Quarterly Report for discussion of changes, which are incorporated herein by reference. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
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
No changes in BancShares’ internal control over financial reporting occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II
Item 1. Legal Proceedings
BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that are expected to have a material effect on BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note N - Commitments and Contingencies, which information is incorporated by reference into this item.
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

Date:	August 3, 2021		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer