Form 10-Q
period 2021-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2021-11-02
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or
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
Class B Common Stock, Par Value $1
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of October 31, 2021)

PART I
Item 1.Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$337,450	$362,048
Overnight investments	9,875,063	4,347,336
Investment in marketable equity securities (cost of $85,554 at September 30, 2021 and $84,837 at December 31, 2020)	123,147	91,680
Investment securities available for sale (cost of $7,345,143 at September 30, 2021 and $6,911,965 at December 31, 2020)	7,371,129	7,014,243
Investment securities held to maturity (fair value of $3,353,078 at September 30, 2021 and $2,838,499 at December 31, 2020)	3,381,078	2,816,982
Loans held for sale	98,451	124,837
Loans and leases	32,516,189	32,791,975
Allowance for credit losses	(183,194)	(224,314)
Net loans and leases	32,332,995	32,567,661
Premises and equipment	1,230,572	1,251,283
Other real estate owned	40,649	50,890
Income earned not collected	132,911	145,694
Goodwill	350,298	350,298
Other intangible assets	44,142	50,775
Other assets	1,584,092	783,953
Total assets	$56,901,977	$49,957,680
Liabilities
Deposits:
Noninterest-bearing	$21,514,407	$18,014,029
Interest-bearing	28,551,355	25,417,580
Total deposits	50,065,762	43,431,609
Securities sold under customer repurchase agreements	663,575	641,487
Federal Home Loan Bank borrowings	645,663	655,175
Subordinated debt	497,427	504,518
Other borrowings	76,139	88,470
FDIC shared-loss payable	—	15,601
Other liabilities	372,116	391,552
Total liabilities	52,320,682	45,728,412
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 8,811,220 shares issued and outstanding at September 30, 2021 and December 31, 2020)	8,811	8,811
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2021 and December 31, 2020)	1,005	1,005
Preferred stock - $0.01 par value (10,000,000 shares authorized; 345,000 shares issued and outstanding at September 30, 2021 and December 31, 2020; $1,000 per share liquidity preference)	339,937	339,937
Retained earnings	4,263,679	3,867,252
Accumulated other comprehensive (loss) income	(32,137)	12,263
Total shareholders’ equity	4,581,295	4,229,268
Total liabilities and shareholders’ equity	$56,901,977	$49,957,680
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share data, unaudited)	2021	2020	2021	2020
Interest income
Loans and leases	$319,214	$336,382	$966,525	$988,029
Investment securities interest and dividend income	39,246	37,195	105,530	113,293
Overnight investments	3,395	757	6,948	5,828
Total interest income	361,855	374,334	1,079,003	1,107,150
Interest expense
Deposits	8,073	13,468	25,408	55,578
Securities sold under customer repurchase agreements	358	395	1,052	1,236
Federal Home Loan Bank borrowings	2,114	2,156	6,300	7,612
Subordinated debt	4,174	4,351	12,543	11,783
Other borrowings	249	305	768	1,488
Total interest expense	14,968	20,675	46,071	77,697
Net interest income	346,887	353,659	1,032,932	1,029,453
Provision (credit) for credit losses	(1,120)	4,042	(31,697)	52,949
Net interest income after provision for credit losses	348,007	349,617	1,064,629	976,504
Noninterest income
Wealth management services	31,935	26,369	95,886	75,152
Service charges on deposit accounts	24,858	20,841	68,277	64,776
Cardholder services, net	22,879	19,756	65,310	55,503
Other service charges and fees	9,205	7,892	26,653	22,829
Merchant services, net	8,409	6,763	25,858	18,014
Mortgage income	6,106	13,106	25,026	28,141
Insurance commissions	4,000	3,576	11,702	10,453
ATM income	1,481	1,537	4,534	4,354
Realized gains on investment securities available for sale, net	8,082	21,425	33,119	54,972
Marketable equity securities gains (losses), net	3,350	(2,701)	31,015	10,461
Other	2,639	2,008	6,363	5,330
Total noninterest income	122,944	120,572	393,743	349,985
Noninterest expense
Salaries and wages	160,947	147,297	462,420	439,185
Employee benefits	32,146	31,788	103,169	100,663
Occupancy expense	29,101	27,990	87,283	85,026
Equipment expense	30,229	29,430	88,934	86,054
Processing fees paid to third parties	15,602	11,927	43,702	32,485
FDIC insurance expense	3,661	2,167	10,261	9,364
Collection and foreclosure-related expenses	836	2,168	3,207	10,171
Merger-related expenses	7,013	3,507	19,601	12,108
Other	33,283	35,388	91,745	108,256
Total noninterest expense	312,818	291,662	910,322	883,312
Income before income taxes	158,133	178,527	548,050	443,177
Income taxes	34,060	35,843	123,873	89,538
Net income	$124,073	$142,684	$424,177	$353,639
Preferred stock dividends	4,636	4,636	13,908	9,426
Net income available to common shareholders	$119,437	$138,048	$410,269	$344,213
Weighted average common shares outstanding	9,816,405	9,836,629	9,816,405	10,137,321
Earnings per common share	$12.17	$14.03	$41.79	$33.96
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, unaudited)	2021	2020	2021	2020
Net income	$124,073	$142,684	$424,177	$353,639
Other comprehensive income
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains on securities available for sale arising during the period	(11,270)	9,781	(43,173)	182,690
Tax effect	2,593	(2,251)	9,930	(42,019)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(8,082)	(21,425)	(33,119)	(54,972)
Tax effect	1,858	4,928	7,617	12,644
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(14,901)	(8,967)	(58,745)	98,343
Unrealized gains on securities available for sale transferred to held to maturity:
Reclassification adjustment for accretion of unrealized gains on securities available for sale transferred to held to maturity	(430)	—	(1,690)	—
Tax effect	99	—	389	—
Total change in unrealized gains on securities available for sale transferred to held to maturity, net of tax	(331)	—	(1,301)	—
Change in pension obligation:
Amortization of actuarial losses	6,773	6,332	20,320	18,994
Tax effect	(1,558)	(1,457)	(4,674)	(4,370)
Total change in pension obligation, net of tax	5,215	4,875	15,646	14,624
Other comprehensive (loss) income	(10,017)	(4,092)	(44,400)	112,967
Total comprehensive income	$114,056	$138,592	$379,777	$466,606

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Three months ended September 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at June 30, 2020	$8,929	$1,005	$339,937	$—	$3,651,237	$(9,664)	$3,991,444
Net income	—	—	—	—	142,684	—	142,684
Other comprehensive loss, net of tax	—	—	—	—	—	(4,092)	(4,092)
Issuance of preferred stock	—	—	—	—	—	—	—
Repurchase of 117,700 shares of Class A common stock	(118)	—	—	—	(46,942)	—	(47,060)
Cash dividends declared ($0.40 per common share)
Class A common stock	—	—	—	—	(3,524)	—	(3,524)
Class B common stock	—	—	—	—	(402)	—	(402)
Preferred stock dividends declared	—	—	—	—	(4,636)	—	(4,636)
Balance at September 30, 2020	$8,811	$1,005	$339,937	$—	$3,738,417	$(13,756)	$4,074,414

Balance at June 30, 2021	$8,811	$1,005	$339,937	$—	$4,148,857	$(22,120)	$4,476,490
Net income	—	—	—	—	124,073	—	124,073
Other comprehensive loss, net of tax	—	—	—	—	—	(10,017)	(10,017)
Cash dividends declared ($0.47 per common share)
Class A common stock	—	—	—	—	(4,143)	—	(4,143)
Class B common stock	—	—	—	—	(472)	—	(472)
Preferred stock dividends declared	—	—	—	—	(4,636)	—	(4,636)
Balance at September 30, 2021	$8,811	$1,005	$339,937	$—	$4,263,679	$(32,137)	$4,581,295

	Nine months ended September 30
(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2019	$9,624	$1,005	$—	$44,081	$3,658,197	$(126,723)	$3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	353,639	—	353,639
Other comprehensive income, net of tax	—	—	—	—	—	112,967	112,967
Issuance of preferred stock	—	—	339,937	—	—	—	339,937
Repurchase of 813,090 shares of Class A common stock	(813)	—	—	(44,081)	(288,861)	—	(333,755)
Cash dividends declared ($1.20 per common share)
Class A common stock	—	—	—	—	(10,869)	—	(10,869)
Class B common stock	—	—	—	—	(1,206)	—	(1,206)
Preferred stock dividends declared	—	—	—	—	(9,426)	—	(9,426)
Balance at September 30, 2020	$8,811	$1,005	$339,937	$—	$3,738,417	$(13,756)	$4,074,414

Balance at December 31, 2020	$8,811	$1,005	$339,937	$—	$3,867,252	$12,263	$4,229,268
Net income	—	—	—	—	424,177	—	424,177
Other comprehensive loss, net of tax	—	—	—	—	—	(44,400)	(44,400)
Cash dividends declared ($1.41 per common share)
Class A common stock	—	—	—	—	(12,426)	—	(12,426)
Class B common stock	—	—	—	—	(1,416)	—	(1,416)
Preferred stock dividends declared	—	—	—	—	(13,908)	—	(13,908)
Balance at September 30, 2021	$8,811	$1,005	$339,937	$—	$4,263,679	$(32,137)	$4,581,295
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
(Dollars in thousands, unaudited)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$424,177	$353,639
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for credit losses	(31,697)	52,949
Deferred tax expense	9,266	16,227
Net increase in prepaid and current tax receivable	(774,212)	(38,878)
Depreciation and amortization	80,293	81,169
Net decrease in accrued interest payable	(2,855)	(7,620)
Net decrease (increase) in income earned not collected	12,783	(28,025)
Contribution to pension plans	—	(100,000)
Realized gains on investment securities available for sale, net	(33,119)	(54,972)
Marketable equity securities gains, net	(31,015)	(10,461)
Origination of loans held for sale	(911,995)	(775,900)
Proceeds from sale of loans held for sale	808,172	743,508
Gain on sale of loans	(26,789)	(25,728)
Net (gains) losses on other real estate owned	(2,971)	2,360
Net accretion of premiums and discounts	5,017	4,599
Amortization of intangible assets	16,408	18,589
Origination of mortgage servicing rights, net of change in valuation allowance	(9,775)	(1,332)
Net change in other assets	14,233	(6,394)
Net change in other liabilities	(7,692)	(7,472)
Net cash (used in) provided by operating activities	(461,771)	216,258
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans outstanding	325,209	(3,876,578)
Purchases of investment securities available for sale	(3,620,680)	(7,608,380)
Purchases of investment securities held to maturity	(1,199,419)	(856,047)
Purchases of marketable equity securities	(1,563)	(333,126)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	605,664	134,736
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,968,339	1,909,462
Proceeds from sales of investment securities available for sale	1,366,909	3,889,386
Proceeds from sales of marketable equity securities	1,111	332,762
Net increase in overnight investments	(5,527,727)	(1,994,972)
Cash paid to FDIC for settlement of shared-loss agreement	(16,103)	(99,468)
Proceeds from sales of other real estate owned	29,666	19,683
Proceeds from sales of premises and equipment	1,194	46
Purchases of premises and equipment	(72,463)	(98,490)
Business acquisitions, net of cash acquired	—	(59,999)
Other investing activities	(18,940)	—
Net cash used in investing activities	(6,158,803)	(8,640,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in time deposits	(314,004)	(759,491)
Net increase in demand and other interest-bearing deposits	6,949,598	8,556,808
Net increase (decrease) in short-term borrowings	22,088	(44,344)
Repayment of long-term obligations	(29,343)	(82,747)
Origination of long-term obligations	—	745,849
Net proceeds from preferred stock issuance	—	339,937
Repurchase of common stock	—	(333,755)
Cash dividends paid	(32,363)	(21,830)
Net cash provided by financing activities	6,595,976	8,400,427
Change in cash and due from banks	(24,598)	(24,300)
Cash and due from banks at beginning of period	362,048	376,719
Cash and due from banks at end of period	$337,450	$352,419
See accompanying Notes to Unaudited Consolidated Financial Statements.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$48,926	$85,344
Income taxes	871,327	117,716
Significant noncash investing and financing activities:
Transfers of loans to other real estate	7,861	10,295
Dividends declared but not paid	—	3,926
Unsettled call of investment securities	15,000	—
Loans held for sale exchanged for investment securities	177,301	—
Reclassification of portfolio loans to loans held for sale	22,655	(3,464)
Transfers of premises and equipment to other real estate	8,593	8,133
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts reported. Actual results could differ from those estimates. The estimates BancShares considers significant are the allowance for credit losses (“ACL”), fair value measurements, and income taxes.
Share Repurchases
BancShares did not repurchase shares of Class A common stock during the nine-month period ended September 30, 2021. During the third quarter of 2020, BancShares repurchased a total of 117,700 shares of Class A common stock for $47.1 million at an average cost per share of $399.82. During the nine months ended September 30, 2020, BancShares repurchased a total of 813,090 shares of Class A common stock for $333.8 million at an average cost per share of $410.48.
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
The Consolidated Appropriations Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for a second round of funding of SBA-PPP loans and during the first nine months of 2021, BancShares originated approximately 12,000 SBA-PPP loans totaling approximately $1.2 billion.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received from the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loans as an adjustment to yield using the effective interest method. As of September 30, 2021, SBA-PPP loans outstanding were $1.1 billion.

Recently Issued Accounting Pronouncements
There were no Accounting Standards Updates (“ASUs”) issued during the third quarter of 2021 by the Financial Accounting Standards Board (“FASB”) that will have a material impact on BancShares’ consolidated financial statements.
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
On September 30, 2021, the parties entered into an amendment to the merger agreement pursuant to which the parties mutually agreed to extend until March 1, 2022 the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed. Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System.
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

NOTE C - INVESTMENTS
The amortized cost and fair value of investment securities at September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
(Dollars in thousands)	Amortized cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
Government agency	$851,860	$5,348	$3,480	$853,728
Residential mortgage-backed securities	4,800,194	19,219	17,767	4,801,646
Commercial mortgage-backed securities	1,092,183	9,875	11,406	1,090,652
Corporate bonds	600,906	25,295	1,098	625,103
Total investment securities available for sale	$7,345,143	$59,737	$33,751	$7,371,129
Investment in marketable equity securities	85,554	37,744	151	123,147
Investment securities held to maturity
Residential mortgage-backed securities	2,122,299	5,313	15,051	2,112,561
Commercial mortgage-backed securities	1,256,771	3	18,265	1,238,509
Other	2,008	—	—	2,008
Total investment securities held to maturity	3,381,078	5,316	33,316	3,353,078
Total investment securities	$10,811,775	$102,797	$67,218	$10,847,354

	December 31, 2020
(Dollars in thousands)	Amortized cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$499,832	$101	$—	$499,933
Government agency	706,241	723	5,573	701,391
Residential mortgage-backed securities	4,369,130	70,283	1,310	4,438,103
Commercial mortgage-backed securities	745,892	25,645	—	771,537
Corporate bonds	590,870	14,437	2,028	603,279
Total investment securities available for sale	$6,911,965	$111,189	$8,911	$7,014,243
Investment in marketable equity securities	84,837	8,654	1,811	91,680
Investment securities held to maturity
Residential mortgage-backed securities	1,877,692	17,689	—	1,895,381
Commercial mortgage-backed securities	937,034	3,884	56	940,862
Other	2,256	—	—	2,256
Total investment securities held to maturity	2,816,982	21,573	56	2,838,499
Total investment securities	$9,813,784	$141,416	$10,778	$9,944,422
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

BancShares held Federal Housing Loan Bank (“ FHLB”) stock of $40.5 million and $45.4 million and other non-marketable equity securities of $9.6 million and $11.6 million at September 30, 2021 and December 31, 2020, respectively. These securities are recorded at cost within other assets.
As of September 30, 2021 and December 31, 2020, no ACL was required for available for sale and held to maturity debt securities. Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At September 30, 2021, accrued interest receivables for available for sale and held to maturity debt securities were $21.1 million and $6.0 million, respectively. At December 31, 2020, accrued interest receivables for available for sale and held to maturity debt securities were $17.6 million and $5.4 million, respectively. During the three and nine months ended September 30, 2021 and 2020, no accrued interest was deemed uncollectible and written off against interest income.
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

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized cost(1)	Fair value	Amortized cost(1)	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$1,204	$1,208	$500,846	$500,954
One through five years	37,248	38,540	72,565	73,881
Five through 10 years	545,754	568,692	508,320	519,570
Over 10 years	16,700	16,663	8,971	8,807
Government agency	851,860	853,728	706,241	701,391
Residential mortgage-backed securities	4,800,194	4,801,646	4,369,130	4,438,103
Commercial mortgage-backed securities	1,092,183	1,090,652	745,892	771,537
Total investment securities available for sale	$7,345,143	$7,371,129	$6,911,965	$7,014,243
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	1,259	1,259	1,507	1,507
One through five years	749	749	749	749
Residential mortgage-backed securities	2,122,299	2,112,561	1,877,692	1,895,381
Commercial mortgage-backed securities	1,256,771	1,238,509	937,034	940,862
Total investment securities held to maturity	$3,381,078	$3,353,078	$2,816,982	$2,838,499
(1)Amortized cost includes any recorded ACL.
The following table provides the gross realized gains and losses on the sales of investment securities available for sale for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Gross realized gains on sales of investment securities available for sale	$8,082	$21,425	$33,133	$55,651
Gross realized losses on sales of investment securities available for sale	—	—	(14)	(679)
Net realized gains on sales of investment securities available for sale	$8,082	$21,425	$33,119	$54,972
The following table provides the realized and unrealized gains and losses on marketable equity securities for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Marketable equity securities gains (losses), net	$3,350	$(2,701)	$31,015	$10,461
Less net gains recognized on marketable equity securities sold	—	2,568	263	39,884
Unrealized gains (losses) recognized on marketable equity securities held	$3,350	$(5,269)	$30,752	$(29,423)

The following table provides information regarding securities with unrealized losses as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$302,114	$2,857	$119,231	$623	$421,345	$3,480
Residential mortgage-backed securities	2,137,675	17,752	1,762	$15	2,139,437	17,767
Commercial mortgage-backed securities	758,798	11,406	—	$—	758,798	11,406
Corporate bonds	42,593	1,042	10,444	$56	53,037	1,098
Total	$3,241,180	$33,057	$131,437	$694	$3,372,617	$33,751

	December 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
Government agency	$268,622	$3,197	$328,777	$2,376	$597,399	$5,573
Residential mortgage-backed securities	433,816	1,241	23,064	69	456,880	1,310
Corporate bonds	57,715	2,028	—	—	57,715	2,028
Total	$760,153	$6,466	$351,841	$2,445	$1,111,994	$8,911
As of September 30, 2021, there were 36 investment securities available for sale with continuous losses for more than 12 months, of which 34 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and two were corporate bonds.
None of the unrealized losses identified as of September 30, 2021, or December 31, 2020, relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $5.5 billion at September 30, 2021, and $4.6 billion at December 31, 2020, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.
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
There were no debt securities held to maturity on nonaccrual status as of September 30, 2021.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of September 30, 2021.

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
Loans and leases outstanding included the following at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial:
Construction and land development	$1,247,680	$985,424
Owner occupied commercial mortgage	11,625,554	11,165,012
Non-owner occupied commercial mortgage	3,002,928	2,987,689
Commercial and industrial and leases	5,266,266	5,013,644
SBA-PPP	1,086,917	2,406,291
Total commercial loans	22,229,345	22,558,060
Consumer:
Residential mortgage	5,701,346	5,561,686
Revolving mortgage	1,834,690	2,052,854
Construction and land development	391,768	348,123
Consumer auto	1,350,377	1,255,402
Consumer other	635,408	552,968
Total consumer loans	9,913,589	9,771,033
PCD loans	373,255	462,882
Total loans and leases	$32,516,189	$32,791,975
At September 30, 2021 and December 31, 2020, accrued interest receivable on loans was $88.1 million and $107.7 million, respectively, and was excluded from the estimate of credit losses.
Certain residential real estate loans are originated to be sold to investors. BancShares has elected the fair value option on these loans, which are recorded in loans held for sale. In addition, BancShares may change its strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of cost or market value. Loans held for sale totaled $98.5 million and $124.8 million at September 30, 2021 and December 31, 2020, respectively.
The following table presents selected components of the amortized cost of loans.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Deferred fees, including unearned fees and unamortized costs on non-PCD loans
Net deferred fees related to SBA-PPP loans	$39,372	$41,064
Net deferred fees related to other portfolios	15,162	9,153
Total net deferred fees	$54,534	$50,217

Net unamortized discount on purchased loans
Non-PCD	$13,350	$19,473
PCD	32,623	45,254
Total	$45,973	$64,727

The aging of the outstanding loans and leases, by class, at September 30, 2021 and December 31, 2020 is provided in the tables below. Loans and leases past due less than 30 days are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	September 30, 2021
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$233	$—	$1,424	$1,657	$1,246,023	$1,247,680
Owner occupied commercial mortgage	7,210	5,553	8,198	20,961	11,604,593	11,625,554
Non-owner occupied commercial mortgage	752	1,245	6,716	8,713	2,994,215	3,002,928
Commercial and industrial and leases	10,309	3,234	9,690	23,233	5,243,033	5,266,266
SBA-PPP	—	—	—	—	1,086,917	1,086,917
Total commercial loans	18,504	10,032	26,028	54,564	22,174,781	22,229,345
Consumer:
Residential mortgage	18,417	6,607	20,864	45,888	5,655,458	5,701,346
Revolving mortgage	5,587	1,443	4,513	11,543	1,823,147	1,834,690
Construction and land development	477	1,719	70	2,266	389,502	391,768
Consumer auto	5,345	1,173	1,263	7,781	1,342,596	1,350,377
Consumer other	2,197	1,122	1,295	4,614	630,794	635,408
Total consumer loans	32,023	12,064	28,005	72,092	9,841,497	9,913,589
PCD loans	11,407	5,200	27,111	43,718	329,537	373,255
Total loans and leases	$61,934	$27,296	$81,144	$170,374	$32,345,815	$32,516,189

	December 31, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$956	$527	$1,603	$3,086	$982,338	$985,424
Owner occupied commercial mortgage	8,757	2,232	14,082	25,071	11,139,941	11,165,012
Non-owner occupied commercial mortgage	12,370	—	5,973	18,343	2,969,346	2,987,689
Commercial and industrial and leases	14,532	2,842	3,243	20,617	4,993,027	5,013,644
SBA-PPP	—	—	—	—	2,406,291	2,406,291
Total commercial loans	36,615	5,601	24,901	67,117	22,490,943	22,558,060
Consumer:
Residential mortgage	43,218	8,364	31,690	83,272	5,478,414	5,561,686
Revolving mortgage	11,977	2,626	7,415	22,018	2,030,836	2,052,854
Construction and land development	932	77	330	1,339	346,784	348,123
Consumer auto	6,825	1,835	1,076	9,736	1,245,666	1,255,402
Consumer other	3,610	1,464	1,505	6,579	546,389	552,968
Total consumer loans	66,562	14,366	42,016	122,944	9,648,089	9,771,033
PCD loans	18,322	6,076	31,026	55,424	407,458	462,882
Total loans and leases	$121,499	$26,043	$97,943	$245,485	$32,546,490	$32,791,975

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$1,457	$—	$1,661	$—
Owner occupied commercial mortgage	19,886	601	23,103	3,625
Non-owner occupied commercial mortgage	10,613	—	7,932	147
Commercial and industrial and leases	20,689	1,414	10,626	540
Total commercial loans	52,645	2,015	43,322	4,312
Consumer:
Residential mortgage	44,463	779	66,345	—
Revolving mortgage	17,295	—	22,236	—
Construction and land development	571	—	652	—
Consumer auto	3,287	—	3,166	—
Consumer other	476	1,033	823	1,195
Total consumer loans	66,092	1,812	93,222	1,195
PCD loans	45,038	1,787	54,939	355
Total loans and leases	$163,775	$5,614	$191,483	$5,862
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2021 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.

The following tables represent current credit quality indicators by origination year as of September 30, 2021.

	September 30, 2021
	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$373,012	$451,926	$256,321	$98,892	$44,343	$12,396	$4,231	$—	$1,241,121
Special Mention	19	157	—	134	63	—	—	—	373
Substandard	300	38	326	1,442	4,070	10	—	—	6,186
Total	373,331	452,121	256,647	100,468	48,476	12,406	4,231	—	1,247,680
Owner occupied commercial mortgage
Pass	2,069,209	3,078,093	1,989,052	1,316,012	1,036,593	1,778,334	122,411	120	11,389,824
Special Mention	2,082	24,356	29,358	28,165	12,199	20,469	4,047	71	120,747
Substandard	9,459	7,495	22,482	10,947	18,598	39,695	6,307	—	114,983
Total	2,080,750	3,109,944	2,040,892	1,355,124	1,067,390	1,838,498	132,765	191	11,625,554
Non-owner occupied commercial mortgage
Pass	438,949	770,507	587,335	278,507	283,867	507,411	31,876	—	2,898,452
Special Mention	495	487	263	10,219	800	5,654	500	—	18,418
Substandard	2,615	11,742	22,600	10,184	10,243	27,352	1,322	—	86,058
Total	442,059	782,736	610,198	298,910	294,910	540,417	33,698	—	3,002,928
Commercial and industrial and leases
Pass	1,238,557	1,162,246	714,374	344,220	193,857	350,870	1,087,462	5,136	5,096,722
Special Mention	2,323	8,279	22,100	3,528	4,070	4,324	4,575	206	49,405
Substandard	7,765	7,978	4,770	4,241	3,175	4,221	17,392	1,280	50,822
Doubtful	—	—	—	—	—	1	1	—	2
Ungraded	—	—	—	—	—	—	69,315	—	69,315
Total	1,248,645	1,178,503	741,244	351,989	201,102	359,416	1,178,745	6,622	5,266,266
SBA-PPP
Pass	1,011,370	75,547	—	—	—	—	—	—	1,086,917
Total commercial	$5,156,155	$5,598,851	$3,648,981	$2,106,491	$1,611,878	$2,750,737	$1,349,439	$6,813	$22,229,345

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,591,381	$1,651,853	$690,779	$410,446	$390,940	$900,129	$19,930	$—	$5,655,458
30-59 days	252	1,506	4,728	3,066	1,486	7,379	—	—	18,417
60-89 days	788	295	—	764	881	3,879	—	—	6,607
90 days or greater	55	713	1,059	1,511	3,084	14,193	249	—	20,864
Total	1,592,476	1,654,367	696,566	415,787	396,391	925,580	20,179	—	5,701,346
Revolving mortgage
Current	—	—	—	—	—	—	1,700,947	122,200	1,823,147
30-59 days	—	—	—	—	—	—	2,939	2,648	5,587
60-89 days	—	—	—	—	—	—	378	1,065	1,443
90 days or greater	—	—	—	—	—	—	1,901	2,612	4,513
Total	—	—	—	—	—	—	1,706,165	128,525	1,834,690
Construction and land development
Current	165,993	175,007	26,889	10,258	5,745	3,016	2,594	—	389,502
30-59 days	33	416	—	—	—	28	—	—	477
60-89 days	—	1,650	—	—	69	—	—	—	1,719
90 days or greater	—	29	—	—	—	41	—	—	70
Total	166,026	177,102	26,889	10,258	5,814	3,085	2,594	—	391,768
Consumer auto
Current	504,537	384,849	229,033	139,764	59,487	24,926	—	—	1,342,596
30-59 days	889	1,262	1,450	877	586	281	—	—	5,345
60-89 days	200	330	234	255	84	70	—	—	1,173
90 days or greater	140	347	420	228	83	45	—	—	1,263
Total	505,766	386,788	231,137	141,124	60,240	25,322	—	—	1,350,377
Consumer other
Current	117,047	33,700	16,222	5,431	5,011	29,871	423,512	—	630,794
30-59 days	89	63	18	24	—	13	1,990	—	2,197
60-89 days	11	25	89	1	—	—	996	—	1,122
90 days or greater	49	12	17	1	—	—	1,216	—	1,295
Total	117,196	33,800	16,346	5,457	5,011	29,884	427,714	—	635,408
Total consumer	$2,381,464	$2,252,057	$970,938	$572,626	$467,456	$983,871	$2,156,652	$128,525	$9,913,589
PCD loans
Current	$—	$23,091	$23,792	$21,034	$20,864	$213,681	$10,622	$16,453	$329,537
30-59 days	—	846	61	785	1,393	7,777	113	432	11,407
60-89 days	—	98	149	48	—	4,699	29	177	5,200
90 days or greater	—	806	230	3,698	1,070	20,319	16	972	27,111
Total PCD	$—	$24,841	$24,232	$25,565	$23,327	$246,476	$10,780	$18,034	$373,255
Total loans and leases	$7,537,619	$7,875,749	$4,644,151	$2,704,682	$2,102,661	$3,981,084	$3,516,871	$153,372	$32,516,189

The following tables represent current credit quality indicators by origination year as of December 31, 2020.

	December 31, 2020
	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$342,183	$341,233	$190,429	$50,776	$23,969	$11,306	$10,969	$—	$970,865
Special Mention	246	—	6,421	5,342	—	—	153	—	12,162
Substandard	229	629	1,450	—	8	81	—	—	2,397
Total	342,658	341,862	198,300	56,118	23,977	11,387	11,122	—	985,424
Owner occupied commercial mortgage
Pass	3,183,467	2,201,165	1,625,141	1,301,412	1,049,858	1,454,020	101,556	133	10,916,752
Special Mention	6,274	20,702	36,739	12,387	17,699	25,693	5,115	72	124,681
Substandard	10,280	19,052	9,842	20,928	13,736	41,303	8,438	—	123,579
Total	3,200,021	2,240,919	1,671,722	1,334,727	1,081,293	1,521,016	115,109	205	11,165,012
Non-owner occupied commercial mortgage
Pass	865,514	609,975	378,136	331,800	282,810	391,517	32,149	—	2,891,901
Special Mention	569	905	10,794	1,808	5,121	3,279	483	—	22,959
Substandard	2,899	18,546	12,296	8,764	14,087	15,427	810	—	72,829
Total	868,982	629,426	401,226	342,372	302,018	410,223	33,442	—	2,987,689
Commercial and industrial and leases
Pass	1,620,622	983,852	504,463	310,468	234,735	286,996	899,978	5,520	4,846,634
Special Mention	3,146	17,065	7,265	5,393	3,307	4,912	9,152	189	50,429
Substandard	17,811	4,095	4,370	4,257	2,548	3,801	22,384	983	60,249
Ungraded	—	—	—	—	—	—	56,332	—	56,332
Total	1,641,579	1,005,012	516,098	320,118	240,590	295,709	987,846	6,692	5,013,644
SBA-PPP
Pass	2,406,291	—	—	—	—	—	—	—	2,406,291
Total commercial	$8,459,531	$4,217,219	$2,787,346	$2,053,335	$1,647,878	$2,238,335	$1,147,519	$6,897	$22,558,060

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,882,683	$978,298	$655,798	$596,309	$461,719	$878,634	$24,973	$—	$5,478,414
30-59 days	2,278	4,573	11,463	3,772	8,613	12,299	220	—	43,218
60-89 days	30	100	1,246	1,449	834	4,705	—	—	8,364
90 days or greater	282	4,831	3,150	4,015	5,689	13,723	—	—	31,690
Total	1,885,273	987,802	671,657	605,545	476,855	909,361	25,193	—	5,561,686
Revolving mortgage
Current	—	—	—	—	—	—	1,879,968	150,868	2,030,836
30-59 days	—	—	—	—	—	—	8,241	3,736	11,977
60-89 days	—	—	—	—	—	—	527	2,099	2,626
90 days or greater	—	—	—	—	—	—	2,301	5,114	7,415
Total	—	—	—	—	—	—	1,891,037	161,817	2,052,854
Construction and land development
Current	215,112	85,707	24,860	10,269	6,093	2,218	2,525	—	346,784
30-59 days	—	420	121	370	—	21	—	—	932
60-89 days	—	—	—	9	—	68	—	—	77
90 days or greater	—	—	—	—	—	330	—	—	330
Total	215,112	86,127	24,981	10,648	6,093	2,637	2,525	—	348,123
Consumer auto
Current	521,719	340,594	219,597	104,280	49,872	9,604	—	—	1,245,666
30-59 days	2,175	1,873	1,257	842	544	134	—	—	6,825
60-89 days	329	689	312	351	109	45	—	—	1,835
90 days or greater	170	527	217	57	102	3	—	—	1,076
Total	524,393	343,683	221,383	105,530	50,627	9,786	—	—	1,255,402
Consumer other
Current	53,842	27,117	10,911	7,159	2,980	29,336	415,044	—	546,389
30-59 days	322	114	77	18	11	7	3,061	—	3,610
60-89 days	102	20	13	18	3	23	1,285	—	1,464
90 days or greater	53	84	8	—	—	—	1,360	—	1,505
Total	54,319	27,335	11,009	7,195	2,994	29,366	420,750	—	552,968
Total consumer	$2,679,097	$1,444,947	$929,030	$728,918	$536,569	$951,150	$2,339,505	$161,817	$9,771,033
PCD loans
Current	$31,475	$25,425	$27,183	$27,955	$28,995	$232,186	$13,212	$21,027	$407,458
30-59 days	999	925	801	718	1,341	12,637	156	745	18,322
60-89 days	447	81	312	695	97	4,098	9	337	6,076
90 days or greater	721	2,325	4,755	1,208	897	19,963	111	1,046	31,026
Total PCD	$33,642	$28,756	$33,051	$30,576	$31,330	$268,884	$13,488	$23,155	$462,882
Total loans and leases	$11,172,270	$5,690,922	$3,749,427	$2,812,829	$2,215,777	$3,458,369	$3,500,512	$191,869	$32,791,975
The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$9,171,610	$8,637,844
Less: Advances	645,663	652,675
Available borrowing capacity	$8,525,947	$7,985,169
Pledged non-PCD loans	$12,646,208	$12,157,153

FRB
Lendable collateral value of pledged non-PCD loans	$3,795,878	$3,321,762
Less: Advances	—	—
Available borrowing capacity	$3,795,878	$3,321,762
Pledged non-PCD loans	$4,610,291	$4,104,866

NOTE E - ALLOWANCE FOR CREDIT LOSSES
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended September 30, 2021, the ACL change since December 31, 2020 was driven by continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, BancShares uses a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. BancShares’ ACL forecast considers a range of economic scenarios from an upside scenario to a severely adverse scenario, but the September 30, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by BancShares’ strong credit quality and low net charge-offs.
Activity in the ACL by portfolio segment is summarized as follows:

	Three months ended September 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Allowance for credit losses:
Balance at July 1	$76,082	$94,272	$18,740	$189,094
Provision (credit)	975	(223)	(1,872)	(1,120)
Charge-offs	(5,967)	(4,307)	(799)	(11,073)
Recoveries	1,594	2,330	2,369	6,293
Balance at September 30	$72,684	$92,072	$18,438	$183,194

	Three months ended September 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at July 1	$76,177	$119,345	$26,928	$222,450
Provision (credit)	4,793	1,874	(2,625)	4,042
Charge-offs	(3,328)	(5,109)	(495)	(8,932)
Recoveries	2,338	2,719	1,319	6,376
Balance at September 30	$79,980	$118,829	$25,127	$223,936

	Nine months ended September 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$80,842	$119,485	$23,987	$224,314
Provision (credit)	332	(23,208)	(8,821)	(31,697)
Charge-offs	(12,342)	(12,804)	(2,018)	(27,164)
Recoveries	3,852	8,599	5,290	17,741
Balance at September 30	$72,684	$92,072	$18,438	$183,194

	Nine months ended September 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at December 31	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1	54,815	105,865	26,537	187,217
Provision (credit)	32,854	25,066	(4,971)	52,949
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(12,712)	(19,535)	(3,010)	(35,257)
Recoveries	5,023	7,433	5,378	17,834
Balance at September 30	$79,980	$118,829	$25,127	$223,936

BancShares records an allowance for credit losses on unfunded commitments within other liabilities. Activity in the allowance for credit losses for unfunded commitments is summarized as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$11,103	$13,685	$12,814	$1,055
Adoption of ASC 326	—	—	—	8,885
Adjusted beginning balance	$11,103	$13,685	$12,814	$9,940
Provision (credit)	369	286	(1,342)	4,031
Ending balance	11,472	13,971	11,472	13,971
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
The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
(Dollars in thousands)	Collateral-Dependent Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial:
Construction and land development	$1,424	$1,964	137.9%	$—
Owner occupied commercial mortgage	7,411	8,367	112.9	—
Non-owner occupied commercial mortgage	8,204	11,307	137.8	1,203
Commercial and industrial and leases	4,787	6,530	136.4	230
Total commercial loans	21,826	28,168	129.1	1,433
Consumer:
Residential mortgage	11,423	14,625	128.0	—
Revolving mortgage	—	—	—	—
Total consumer loans	11,423	14,625	128.0	—
PCD loans	18,154	32,788	180.6	—
Total collateral-dependent loans	$51,403	$75,581	147.0%	$1,433

	December 31, 2020
(Dollars in thousands)	Collateral-Dependent Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial:
Construction and land development	$1,424	$1,795	126.1%	$—
Owner occupied commercial mortgage	9,792	14,253	145.6	—
Non-owner occupied commercial mortgage	5,556	7,577	136.4	—
Total commercial loans	16,772	23,625	140.9	—
Consumer:
Residential mortgage	23,011	29,775	129.4	131
PCD loans	19,042	27,872	146.4	—
Total collateral-dependent loans	$58,825	$81,272	138.2%	$131
Collateral-dependent nonaccrual loans with no recorded allowance totaled $45.5 million and $57.5 million as of September 30, 2021 and December 31, 2020, respectively. All other nonaccrual loans have a recorded allowance.

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
The following tables provides a summary of total TDRs by accrual status:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Construction and land development	$346	$33	$379	$578	$54	$632
Owner occupied commercial mortgage	46,255	10,661	56,916	37,574	10,889	48,463
Non-owner occupied commercial mortgage	20,022	3,763	23,785	18,336	1,649	19,985
Commercial and industrial and leases	12,506	11,295	23,801	29,131	3,528	32,659
Total commercial loans	79,129	25,752	104,881	85,619	16,120	101,739
Consumer:
Residential mortgage	22,106	14,937	37,043	29,458	19,380	48,838
Revolving mortgage	16,533	6,925	23,458	20,124	7,128	27,252
Construction and land development	2,380	282	2,662	1,573	9	1,582
Consumer auto	1,888	636	2,524	2,018	696	2,714
Consumer other	774	61	835	955	137	1,092
Total consumer loans	43,681	22,841	66,522	54,128	27,350	81,478
PCD loans	29,207	12,365	41,572	17,617	7,346	24,963
Total loans	$152,017	$60,958	$212,975	$157,364	$50,816	$208,180

The following table provides the types of modifications designated as TDRs during the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30, 2021		Three months ended September 30, 2020
	All restructurings		All restructurings
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	7	$9,639	6	$5,703
Loan term extension	41	6,371	29	2,380
Below market interest rate	47	3,126	55	15,341
Discharged from bankruptcy	21	2,783	55	1,654
Total restructurings	116	$21,919	145	$25,078

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	All restructurings		All restructurings
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Loans and leases
Interest only	17	$19,728	23	$24,847
Loan term extension	112	14,500	62	5,885
Below market interest rate	148	21,004	212	38,740
Discharged from bankruptcy	110	12,478	165	7,025
Total restructurings	387	$67,710	462	$76,497

For the nine months ended September 30, 2021 and 2020, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

NOTE F - OTHER REAL ESTATE OWNED
The following table explains changes in other real estate owned (“OREO”) during the nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	OREO
Balance at December 31, 2020	$50,890
Additions	16,454
Sales	(24,311)
Write-downs/losses	(2,384)
Balance at September 30, 2021	$40,649

Balance at December 31, 2019	$46,591
Additions	18,428
Acquired in business combinations	9,813
Sales	(18,645)
Write-downs/losses	(3,398)
Balance at September 30, 2020	$52,789
At September 30, 2021 and December 31, 2020, BancShares had $3.0 million and $5.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $19.6 million and $29.4 million at September 30, 2021 and December 31, 2020, respectively. Net gains recorded on the sale of OREO properties were $5.2 million for the nine months ended September 30, 2021. Net gains recorded on the sale of OREO properties were $1.0 million for the nine months ended September 30, 2020.
NOTE G - MORTGAGE SERVICING RIGHTS
BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was $3.3 billion as of September 30, 2021 and December 31, 2020. These loans are originated and sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other intangible assets. The associated amortization expense and any valuation allowance recognized are included as a reduction of mortgage income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned were $2.1 million for each of the three month periods ended September 30, 2021 and 2020, and are reported in mortgage income. For the nine months ended September 30, 2021 and 2020, mortgage servicing fees, late fees and ancillary fees earned were each $6.4 million.
The following table presents changes in the servicing asset during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$21,985	$18,664	$18,426	$22,963
Servicing rights originated	1,891	1,994	8,436	5,673
Amortization	(2,180)	(2,208)	(6,505)	(6,150)
Valuation allowance (increase) decrease	—	(305)	1,339	(4,341)
Ending balance	$21,696	$18,145	$21,696	$18,145
The following table presents the activity in the servicing asset valuation allowance for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$3,026	$4,258	$4,365	$222
Valuation allowance increase (decrease)	—	305	(1,339)	4,341
Ending balance	$3,026	$4,563	$3,026	$4,563

Mortgage servicing rights valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value mortgage servicing rights were as follows:

	September 30, 2021	December 31, 2020
Discount rate - conventional fixed loans	8.49%	7.92%
Discount rate - all loans excluding conventional fixed loans	9.49%	8.92%
Weighted average constant prepayment rate	17.32%	20.62%
Weighted average cost to service a loan	$87.58	$87.58
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $685.9 million and $689.3 million at September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021, BancShares held $663.6 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, including $571.6 million collateralized by government agency securities and $92.0 million collateralized by commercial mortgage-backed securities. At December 31, 2020, BancShares held securities sold under agreements to repurchase of $641.5 million, with overnight and continuous remaining contractual maturities, including $432.8 million collateralized by government agency securities and $208.7 million collateralized by commercial mortgage-backed securities.
NOTE I - FDIC SHARED-LOSS PAYABLE
For certain FDIC-assisted transactions, the related shared-loss agreement included a provision requiring a payment owed to the FDIC at the termination of the agreement. As of September 30, 2021, these agreements have been satisfied following a $16.1 million payment made to the FDIC during the first quarter of 2021 related to the final active agreement.
The following table provides changes in the FDIC shared-loss payable since December 31, 2020:

(Dollars in thousands)	Total
Balance at December 31, 2020	$15,601
Accretion	502
Payment made to the FDIC to settle shared-loss agreement	(16,103)
Balance at September 30, 2021	$—

NOTE J - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income included the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$25,986	$5,977	$20,009	$102,278	$23,524	$78,754
Unrealized gains on securities available for sale transferred to held to maturity	3,709	853	2,856	5,399	1,242	4,157
Defined benefit pension items	(71,431)	(16,429)	(55,002)	(91,751)	(21,103)	(70,648)
Total	$(41,736)	$(9,599)	$(32,137)	$15,926	$3,663	$12,263
The following table highlights changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$34,910	$3,187	$(60,217)	$(22,120)
Net unrealized losses arising during period	(8,677)	—	—	(8,677)
Amounts reclassified from accumulated other comprehensive loss	(6,224)	(331)	5,215	(1,340)
Net current period other comprehensive (loss) income	(14,901)	(331)	5,215	(10,017)
Ending balance	$20,009	$2,856	$(55,002)	$(32,137)

	Three months ended September 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains (losses) on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$113,102	$—	$(122,766)	$(9,664)
Net unrealized gains arising during period	7,530	—	—	7,530
Amounts reclassified from accumulated other comprehensive loss	(16,497)	—	4,875	(11,622)
Net current period other comprehensive income	(8,967)	—	4,875	(4,092)
Ending balance	$104,135	$—	$(117,891)	$(13,756)

	Nine months ended September 30, 2021
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$78,754	$4,157	$(70,648)	$12,263
Net unrealized losses arising during period	(33,243)	—	—	(33,243)
Amounts reclassified from accumulated other comprehensive income	(25,502)	(1,301)	15,646	(11,157)
Net current period other comprehensive (loss) income	(58,745)	(1,301)	15,646	(44,400)
Ending balance	$20,009	$2,856	$(55,002)	$(32,137)

	Nine months ended September 30, 2020
(Dollars in thousands, net of tax)	Unrealized gains on securities available for sale	Unrealized gains on securities available for sale transferred to held to maturity	Defined benefit pension items	Total
Beginning balance	$5,792	$—	$(132,515)	$(126,723)
Net unrealized gains arising during period	140,671	—	—	140,671
Amounts reclassified from accumulated other comprehensive loss	(42,328)	—	14,624	(27,704)
Net current period other comprehensive income	98,343	—	14,624	112,967
Ending balance	$104,135	$—	$(117,891)	$(13,756)

The following table presents the amounts reclassified from accumulated other comprehensive (loss) income and the line item affected in the statement where net income is presented for the three and nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	Three months ended September 30, 2021
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$8,082	Realized gains on investment securities available for sale, net
	(1,858)	Income taxes
	$6,224

Accretion of unrealized gains on securities available for sale transferred to held to maturity	$430	Net interest income
	(99)	Income taxes
	$331

Amortization of defined benefit pension actuarial losses	(6,773)	Other noninterest expense
	1,558	Income taxes
	$(5,215)
Total reclassifications for the period	$1,340

(Dollars in thousands)	Three months ended September 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$21,425	Realized gains on investment securities available for sale, net
	(4,928)	Income taxes
	$16,497

Amortization of defined benefit pension actuarial losses	(6,332)	Other noninterest expense
	1,457	Income taxes
	$(4,875)
Total reclassifications for the period	$11,622

(Dollars in thousands)	Nine months ended September 30, 2021
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$33,119	Realized gains on investment securities available for sale, net
	(7,617)	Income taxes
	$25,502

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$1,690	Net interest income
	(389)	Income taxes
	$1,301

Amortization of defined benefit pension actuarial losses	$(20,320)	Other noninterest expense
	4,674	Income taxes
	$(15,646)
Total reclassifications for the period	$11,157

(Dollars in thousands)	Nine months ended September 30, 2020
Details about accumulated other comprehensive income (loss)	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains on securities available for sale	$54,972	Realized gains on investment securities available for sale, net
	(12,644)	Income taxes
	$42,328

Amortization of defined benefit pension actuarial losses	(18,994)	Other noninterest expense
	4,370	Income taxes
	$(14,624)
Total reclassifications for the period	$27,704

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
For all other financial assets and liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2021 and December 31, 2020. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected, securities sold under customer repurchase agreements, and accrued interest payable are considered Level 2.
The table presents the carrying values and estimated fair values for financial instruments as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Assets
Cash and due from banks	$337,450	$337,450	$362,048	$362,048
Overnight investments	9,875,063	9,875,063	4,347,336	4,347,336
Investment in marketable equity securities	123,147	123,147	91,680	91,680
Investment securities available for sale	7,371,129	7,371,129	7,014,243	7,014,243
Investment securities held to maturity	3,381,078	3,353,078	2,816,982	2,838,499
Loans held for sale	98,451	98,451	124,837	124,837
Net loans and leases	32,332,995	32,349,172	32,567,661	33,298,166
Income earned not collected	132,911	132,911	145,694	145,694
Federal Home Loan Bank stock	40,450	40,450	45,392	45,392
Mortgage and other servicing rights	22,263	22,624	19,628	20,283
Liabilities
Deposits with no stated maturity	47,492,194	47,492,194	40,542,596	40,542,596
Time deposits	2,573,568	2,573,131	2,889,013	2,905,577
Securities sold under customer repurchase agreements	663,575	663,575	641,487	641,487
Federal Home Loan Bank borrowings	645,663	659,625	655,175	677,579
Subordinated debt	497,427	520,871	504,518	525,610
Other borrowings	76,139	76,643	88,470	89,263
FDIC shared-loss payable	—	—	15,601	15,843
Accrued interest payable	6,560	6,560	9,414	9,414

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
Government agency	$853,728	$—	$853,728	$—
Residential mortgage-backed securities	4,801,646	—	4,801,646	—
Commercial mortgage-backed securities	1,090,652	—	1,090,652	—
Corporate bonds	625,103	—	316,968	308,135
Total investment securities available for sale	$7,371,129	$—	$7,062,994	$308,135
Marketable equity securities	$123,147	$52,991	$70,156	$—
Loans held for sale	$98,451	$—	$98,451	$—

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$499,933	$—	$499,933	$—
Government agency	701,391	—	701,391	—
Residential mortgage-backed securities	4,438,103	—	4,438,103	—
Commercial mortgage-backed securities	771,537	—	771,537	—
Corporate bonds	603,279	—	286,655	316,624
Total investment securities available for sale	$7,014,243	$—	$6,697,619	$316,624
Marketable equity securities	$91,680	$32,855	$58,825	$—
Loans held for sale	$124,837	$—	$124,837	$—
The following tables summarize activity for Level 3 assets carried at fair value on a recurring basis:

	Corporate bonds
	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$325,448	$169,977	$316,624	$69,685
Purchases	23,878	78,000	30,878	178,595
Unrealized net losses (gains) included in other comprehensive income	436	2,818	3,927	901
Amounts included in net income	2,504	(81)	2,687	(249)
Transfers in	—	—	—	1,782
Sales / Calls	(44,131)	—	(45,981)	—
Ending balance	$308,135	$250,714	$308,135	$250,714
During the three months ended September 30, 2021 and 2020, there were no transfers between levels. During the nine months ended September 30, 2021 there were no transfers from Level 2 to Level 3, compared to $1.8 million for the same period of 2020. The transfers were due to a lack of observable inputs and trade activity for those securities.
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at September 30, 2021:

(Dollars in thousands)			September 30, 2021
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$308,135

Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated to be sold. This election reduces certain timing differences in the Consolidated Statement of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included losses of $0.6 million and gains of $0.6 million for the three months ended September 30, 2021 and 2020, respectively. The changes in fair value included a loss of $2.9 million and a gain of $4.2 million for nine months ended September 30, 2021 and 2020, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the consolidated statements of income.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential real estate originated for sale measured at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$98,451	$95,396	$3,055

	December 31, 2020
	Fair value	Aggregate unpaid principal balance	Difference
Originated loans held for sale	$124,837	$118,902	$5,935
No originated loans held for sale were 90 or more days past due or on nonaccrual status as of September 30, 2021 or December 31, 2020.
BancShares may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.
The population of loans measured at fair value on a non-recurring basis is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated ACL or if a charge-off has been recorded in the previous 12 months. A large majority of collateral for these loans is real property. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 5% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied to real estate collateral was 8%.
OREO acquired or written down within the previous 12 months is deemed to be at fair value. Asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts generally between 6% and 15% applied for estimated selling costs and other external factors that may impact the marketability of the property. At September 30, 2021, the weighted average discount applied was 8%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals ordered to ensure the reported values reflect the most current information.
For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$12,185	$—	$—	$12,185
Other real estate owned	32,391	—	—	32,391
Mortgage servicing rights	20,210	—	—	20,210

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Collateral-dependent loans	$11,779	$—	$—	$11,779
Other real estate owned	40,115	—	—	40,115
Mortgage servicing rights	16,966	—	—	16,966
No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

NOTE L - EMPLOYEE BENEFIT PLANS
BancShares sponsors noncontributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.
For the three and nine months ended September 30, 2021 and 2020, the components of net periodic benefit cost are as follows:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$3,838	$3,570	$11,514	$10,709
Interest cost	7,466	8,549	22,398	25,648
Expected return on assets	(19,607)	(16,423)	(58,823)	(49,267)
Amortization of net actuarial loss	6,773	6,332	20,320	18,994
Net periodic (benefit) cost	$(1,530)	$2,028	$(4,591)	$6,084
No discretionary contribution was made to the pension plans during the nine months ended September 30, 2021. A discretionary contribution of $100.0 million was made to the pension plans during the nine months ended September 30, 2020. The funding policy of the pension plans is to contribute an amount each year to meet all Employee Retirement Income Security Act minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2021.
NOTE M - LEASES
The following table presents right-of-use lease assets and liabilities as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Classification	September 30, 2021	December 31, 2020
Assets:
Operating	Other assets	$62,214	$68,048
Finance	Premises and equipment	4,852	6,478
Total leased assets		$67,066	$74,526
Liabilities:
Operating	Other liabilities	$63,025	$68,343
Finance	Other borrowings	4,720	6,308
Total lease liabilities		$67,745	$74,651
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
The following table presents the commitments to extend credit and standby letters of credit as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Unused commitments to extend credit	$12,775,929	$12,098,417
Standby letters of credit	116,302	129,819

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Affordable housing project investments were $162.3 million and $163.9 million as of September 30, 2021 and December 31, 2020, respectively, and were recorded in other assets. Unfunded commitments to fund future investments in affordable housing projects totaled $49.8 million and $53.7 million as of September 30, 2021 and December 31, 2020, respectively, and were recorded in other liabilities.
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
RECENT ECONOMIC AND INDUSTRY DEVELOPMENTS
During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) spread throughout the world, causing significant disruptions to the domestic and global economies. In response to the outbreak, governments imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains, changes in consumer behavior and overall economic instability. Although vaccines for COVID-19 have been made available to the general public in the United States and many places around the world, vaccination rates vary and effectiveness may decrease over time. We cannot predict how widely utilized the vaccines and boosters will be or whether and for how long they will be effective in preventing the spread of COVID-19 (including its variants).

Although we cannot predict when or if normal economic activity and business operations will resume, we observed general declines in the level of economic uncertainty and stabilization of macroeconomic forecasts during the first three quarters of 2021. The US experienced an uptick in the number of new cases during the third quarter of 2021. We are unable to predict whether these trends will continue and how this will affect the overall economy at the current time. However, we remain vigilant in our review and monitoring efforts around the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the overall economy and our financial results.

During the third quarter of 2021, the Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained the federal funds rate at a target range of 0.00% to 0.25%. The FOMC acknowledged the economy’s accelerating recovery from the COVID-19 pandemic, but maintained that the recovery is incomplete and economic risks remain. The FOMC expects to maintain this target range, but rate hikes are expected in late 2022 or early 2023. Further, the committee suggested that they will begin tapering asset purchases, potentially as early as the fourth quarter of 2021 if economic progress continues as expected.
In response to the COVID-19 pandemic, the Small Business Administration Paycheck Protection Program (“SBA-PPP”) was established through the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act 2021 to direct aid via loans to small businesses impacted by the COVID-19 pandemic.
We completed the first round of SBA-PPP funding in the second half 2020 and the second round of funding during the second quarter of 2021. As of September 30, 2021, there were $1.1 billion SBA-PPP loans outstanding with remaining net deferred fees of $39.4 million.
With respect to the first round of SBA-PPP, we began accepting and processing applications for forgiveness during the third quarter of 2020. As of September 30, 2021, we have received approximately 98% of forgiveness decisions from the SBA to date, representing over $3.1 billion in forgiveness payments.

With respect to the second round of SBA-PPP, we began accepting and processing applications for forgiveness during the third quarter of 2021. As of September 30, 2021, we have received approximately 14% of forgiveness decisions from the SBA, representing over $175 million in forgiveness payments.

Table 1
SBA-PPP LOAN FORGIVENESS STATUS

(Dollars in thousands)
	Round 1		Round 2
Status	$ of Loans	% of Round Total	$ of Loans	% of Round Total
Total Funded	$3,199,897	100.0%	$1,223,797	100.0%
Payments Received	3,121,746	97.6	175,660	14.4
Total Remaining	$78,151	2.4%	$1,048,137	85.6%

Through September 30, 2021, over 99% of all COVID-19-related loan extensions have begun repayment. Delinquency trends among loans entering repayment are in line with the remainder of the portfolio, and we have not seen significant declines in overall credit quality.

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
On September 30, 2021, the parties entered into an amendment to the merger agreement pursuant to which the parties mutually agreed to extend until March 1, 2022 the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed. Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System and both parties are committed to continuing to seek such approval. The parties have responded to all questions issued by the Staff of the Federal Reserve Board, and the Staff has informed us that they do not have further questions at this time. The parties have been informed that the application is presently at the Governor level, but the Board of Governors has not provided a time frame for its decision on the application. Closing is expected to occur as soon as practicable following receipt of such approval and the satisfaction or waiver of other customary closing conditions.
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

FINANCIAL PERFORMANCE SUMMARY
Third Quarter Highlights
•Net income for the third quarter of 2021 was $124.1 million, a decrease of $18.6 million, or 13.0% compared to the same quarter in 2020. Net income available to common shareholders totaled $119.4 million for the third quarter of 2021. Net income per common share decreased $1.86, or 13.3%, to $12.17 in the third quarter of 2021, from $14.03 per share during the comparable quarter in 2020.
•Return on average assets for the third quarter of 2021 was 0.88%, down from 1.18% in the third quarter of 2020. Return on average equity for the third quarter of 2021 was 11.29%, down from 14.93% during the comparable quarter of 2020.
•Net interest income was $346.9 million for the third quarter of 2021, a decrease of $6.8 million, or 1.9% compared to the same quarter in 2020, but was relatively stable compared to the second quarter of 2021. The taxable-equivalent net interest margin (“NIM”) was 2.61% for the third quarter of 2021, a decrease of 45 basis points from 3.06% for the third quarter in 2020 and a decrease of 7 basis points from 2.68% from the second quarter of 2021.
•Provision for credit losses was a benefit of $1.1 million for the third quarter of 2021 compared to an expense of $4.0 million for the same quarter in 2020. The net charge-off ratio was 0.06% for the third quarter of 2021, up from 0.02% for the second quarter of 2021 and 0.03% for the third quarter of 2020.
•Noninterest income was $122.9 million for the third quarter of 2021, an increase of $2.4 million, or 2.0%, compared to $120.6 million for the same quarter of 2020.
•Noninterest expense was $312.8 million for the third quarter of 2021, an increase of $21.2 million, or by 7.3% compared to the same quarter of 2020.
•The allowance for credit losses was $183.2 million at September 30, 2021, compared to $189.1 million at June 30, 2021. The $5.9 million change was due primarily to a reserve release for the three months ended September 30, 2021 driven by continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors.
•Total loans were $32.5 billion as of September 30, 2021, a decrease of $173.5 million, or by 2.1% on an annualized basis, since June 30, 2021. Excluding loans originated under the SBA-PPP, total loans increased $437.4 million, or by 5.6% on an annualized basis, since June 30, 2021.
•Total deposits grew to $50.1 billion, an increase of $1.7 billion, or by 13.6% on an annualized basis, since June 30, 2021.
•At September 30, 2021, BancShares remained “well-capitalized” as defined by regulatory standards with a total risk-based capital ratio of 14.3%, a Tier 1 risk-based capital of 12.3%, a common equity Tier 1 ratio of 11.3% and a leverage ratio of 7.7%.

Year to Date Highlights
•Net income for the nine months ended September 30, 2021 totaled $424.2 million, an increase of $70.5 million, or 19.9% compared to the same period in 2020. Net income available to common shareholders totaled $410.3 million. Earnings per share increased $7.83, or 23.1%, to $41.79 for the nine months ended September 30, 2021, from $33.96 during the comparable period in 2020.
•Return on average assets for the nine months ended September 30, 2021 was 1.05%, consistent with the same period in 2020. Return on average equity for the nine months ended September 30, 2021 was 13.50%, up 91 basis points compared to the same period in 2020.
•Net interest income for the nine months ended September 30, 2021, was $1.0 billion, an increase of $3.5 million, or 0.3% compared to the same period of 2020. The taxable-equivalent NIM was 2.69% for the nine months ended September 30, 2021, a decrease of 54 basis points from 3.23% during the comparable period of 2020.
•Provision for credit losses was a benefit of $31.7 million for the nine months ended September 30, 2021, compared to $52.9 million in expense for the same period in 2020. The net charge-off ratio was 0.04% for the nine months ended September 30, 2021, a 3 basis point decrease compared to the same period of 2020.
•Noninterest income was $393.7 million for the nine months ended September 30, 2021, an increase of $43.8 million, or 12.5%, compared to $350.0 million for the same quarter of 2020.
•Noninterest expense was $910.3 million for the nine months ended September 30 2021, an increase of $27.0 million or by 3.1% compared to the same quarter of 2020.
•The allowance for credit losses was $183.2 million at September 30, 2021, compared to $224.3 million at December 31, 2020. The $41.1 million change was due primarily to a reserve release for the nine months ended September 30, 2021 driven by continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors.
•Total loans were $32.5 billion, a decrease of $275.8 million since December 31, 2020. Excluding SBA-PPP loans, total loans increased $1.0 billion, or by 4.6% on an annualized basis, since December 31, 2020.
•Total deposits grew to $50.1 billion, an increase of $6.6 billion since December 31, 2020 or by 20.4% on an annualized basis.

Table 2
SELECTED QUARTERLY DATA

	2021			2020		Nine months ended September 30
	Third	Second	First	Fourth	Third
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2021	2020
SUMMARY OF OPERATIONS
Interest income	$361,855	$361,825	$355,323	$376,876	$374,334	$1,079,003	$1,107,150
Interest expense	14,968	15,432	15,671	18,160	20,675	46,071	77,697
Net interest income	346,887	346,393	339,652	358,716	353,659	1,032,932	1,029,453
Provision (credit) for credit losses	(1,120)	(19,603)	(10,974)	5,403	4,042	(31,697)	52,949
Net interest income after provision for credit losses	348,007	365,996	350,626	353,313	349,617	1,064,629	976,504
Noninterest income	122,944	134,150	136,649	126,765	120,572	393,743	349,985
Noninterest expense	312,818	301,578	295,926	305,373	291,662	910,322	883,312
Income before income taxes	158,133	198,568	191,349	174,705	178,527	548,050	443,177
Income taxes	34,060	45,780	44,033	36,621	35,843	123,873	89,538
Net income	124,073	152,788	147,316	138,084	142,684	424,177	353,639
Net income available to common shareholders	$119,437	$148,152	$142,680	$133,448	$138,048	$410,269	$344,213
Net interest income, taxable equivalent	$347,451	$347,035	$340,271	$359,370	$354,256	$1,034,758	$1,031,395
PER COMMON SHARE DATA
Net income	$12.17	$15.09	$14.53	$13.59	$14.03	$41.79	$33.96
Cash dividends on common shares	0.47	0.47	0.47	0.47	0.40	1.41	1.20
Market price at period end (Class A)	843.17	832.74	835.77	574.27	318.78	843.17	318.78
Book value per share at period-end	432.07	421.39	405.59	396.21	380.43	432.07	380.43
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$55,922,358	$54,399,331	$51,409,634	$49,557,803	$48,262,155	$53,926,971	$44,834,045
Investment securities	10,707,519	10,534,348	9,757,650	9,889,124	9,930,197	10,336,652	8,774,840
Loans and leases (1)	32,707,591	33,166,049	33,086,656	32,964,390	32,694,996	32,985,376	31,148,683
Interest-earning assets	52,371,165	51,519,684	48,715,279	46,922,823	45,617,376	50,882,100	42,151,861
Deposits	49,107,087	47,751,103	44,858,198	43,123,312	41,905,844	47,254,360	38,612,836
Interest-bearing liabilities	29,662,791	28,909,320	27,898,525	26,401,222	25,591,707	28,830,007	24,388,339
Securities sold under customer repurchase agreements	672,114	677,451	641,236	684,311	710,237	663,713	614,920
Other short-term borrowings	—	—	—	—	—	—	67,522
Long-term borrowings	1,222,452	1,227,755	1,235,576	1,250,682	1,256,331	1,228,546	1,164,475
Common shareholders' equity	4,196,655	4,058,236	3,935,267	3,786,158	3,679,138	4,063,386	3,651,132
Shareholders’ equity	$4,536,592	$4,398,173	$4,275,204	$4,126,095	$4,019,075	$4,403,323	$3,896,645
Common shares outstanding	9,816,405	9,816,405	9,816,405	9,816,405	9,836,629	9,816,405	10,137,321
SELECTED QUARTER-END BALANCES
Total assets	$56,901,977	$55,175,318	$53,908,606	$49,957,680	$48,666,873	$56,901,977	$48,666,873
Investment securities	10,875,354	10,894,227	10,222,107	9,922,905	9,860,594	10,875,354	9,860,594
Loans and leases	32,516,189	32,689,652	33,180,851	32,791,975	32,845,144	32,516,189	32,845,144
Deposits	50,065,762	48,410,596	47,330,997	43,431,609	42,250,606	50,065,762	42,250,606
Securities sold under customer repurchase agreements	663,575	692,604	680,705	641,487	693,889	663,575	693,889
Other short-term borrowings	—	—	—	—	—	—	—
Long-term borrowings	1,219,229	1,224,488	1,230,326	1,248,163	1,252,016	1,219,229	1,252,016
Shareholders’ equity	$4,581,295	$4,476,490	$4,321,400	$4,229,268	$4,074,414	$4,581,295	$4,074,414
Common shares outstanding	9,816,405	9,816,405	9,816,405	9,816,405	9,816,405	9,816,405	9,816,405
SELECTED RATIOS AND OTHER DATA
Return on average assets (annualized)	0.88%	1.13%	1.16%	1.11%	1.18%	1.05%	1.05%
Return on average common shareholders’ equity (annualized)	11.29	14.64	14.70	14.02	14.93	13.50	12.59
Net yield on interest-earning assets (taxable equivalent)	2.61	2.68	2.80	3.02	3.06	2.69	3.23
Net charge-offs to average loans and leases (annualized)	0.06	0.02	0.03	0.06	0.03	0.04	0.07
Allowance for credit losses to total loans and leases(2):
PCD	4.94	4.73	5.30	5.18	5.07	4.94	5.07
Non-PCD	0.51	0.53	0.57	0.62	0.61	0.51	0.61
Total	0.56	0.58	0.63	0.68	0.68	0.56	0.68
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.63	0.71	0.73	0.74	0.73	0.63	0.73
Total risk-based capital ratio	14.30	14.15	14.14	13.81	13.70	14.30	13.70
Tier 1 risk-based capital ratio	12.32	12.13	12.02	11.63	11.48	12.32	11.48
Common equity Tier 1 ratio	11.34	11.14	11.00	10.61	10.43	11.34	10.43
Tier 1 leverage capital ratio	7.68	7.67	7.84	7.86	7.80	7.68	7.80
Dividend payout ratio	3.86	3.11	3.23	3.46	2.85	3.37	3.53
Average loans and leases to average deposits	66.60	69.46	73.76	76.44	78.02	69.80	80.67

(1) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.
(2) Loans originated in relation to the SBA-PPP ($1.7 billion as of September 30, 2021) do not have a recorded ACL. As of September 30, 2021, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans is 0.53%, while the ratio of ACL to total loans excluding SBA-PPP loans is 0.58%.

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
On September 30, 2021, the parties entered into an amendment to the merger agreement pursuant to which the parties mutually agreed to extend until March 1, 2022 the date after which either party may elect to terminate the merger agreement if the merger has not yet been completed. Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System and both parties are committed to continuing to seek such approval. The parties have responded to all questions issued by the Staff of the Federal Reserve Board, and the Staff has informed us that they do not have further questions at this time. The parties have been informed that the application is presently at the Governor level, but the Board of Governors has not provided a time frame for its decision on the application. Closing is expected to occur as soon as practicable following receipt of such approval and the satisfaction or waiver of other customary closing conditions.

Federal Deposit Insurance Corporation Assisted Transactions
BancShares completed fourteen FDIC-assisted transactions between 2009 and 2017. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protected us from a substantial portion of the credit and asset quality risk we would otherwise have incurred.
For certain FDIC-assisted transactions, the shared-loss agreement included a provision related to a payment owed to the FDIC at the termination of the agreement. As of September 30, 2021, these agreements have been satisfied following a $16.1 million payment made to the FDIC for the final active agreement during the first quarter of 2021.

Table 3
CONSOLIDATED QUARTER-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Three months ended September 30
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$32,707,591	$319,738	3.85%	$32,694,996	$336,934	4.06%
Investment securities:
U.S. Treasury	—	—	—	695,419	497	0.28
Government agency	824,499	2,076	1.01	587,377	1,335	0.91
Mortgage-backed securities	9,164,180	29,056	1.27	8,047,247	28,236	1.40
Corporate bonds	597,386	7,610	5.10	489,602	6,433	5.26
Other investments	121,454	544	1.78	110,552	739	2.66
Total investment securities	10,707,519	39,286	1.47	9,930,197	37,240	1.50
Overnight investments	8,956,055	3,395	0.15	2,992,183	757	0.10
Total interest-earning assets	52,371,165	362,419	2.73	45,617,376	374,931	3.24
Cash and due from banks	364,593			349,079
Premises and equipment	1,239,111			1,261,864
Allowance for credit losses	(189,885)			(222,793)
Other real estate owned	40,786			52,716
Other assets	2,096,588			1,203,913
Total assets	$55,922,358			$48,262,155

Liabilities
Interest-bearing deposits:
Checking with interest	$11,323,503	$1,350	0.05%	$9,239,838	$1,369	0.06%
Savings	3,979,389	342	0.03	3,070,619	314	0.04
Money market accounts	9,866,327	2,357	0.09	8,108,832	3,634	0.18
Time deposits	2,599,006	4,024	0.61	3,205,850	8,151	1.01
Total interest-bearing deposits	27,768,225	8,073	0.12	23,625,139	13,468	0.23
Securities sold under customer repurchase agreements	672,114	358	0.21	710,237	395	0.22
Other short-term borrowings	—	—	—	—	—	—
Long-term borrowings	1,222,452	6,537	2.09	1,256,331	6,812	2.15
Total interest-bearing liabilities	29,662,791	14,968	0.20	25,591,707	20,675	0.32
Noninterest-bearing deposits	21,338,862			18,280,705
Other liabilities	384,113			370,668
Shareholders’ equity	4,536,592			4,019,075
Total liabilities and shareholders’ equity	$55,922,358			$48,262,155
Interest rate spread			2.53%			2.92%

Net interest income and net yield on interest-earning assets		$347,451	2.61%		$354,256	3.06%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 21.0%, as well as a blended state income tax rate of 3.3% and 3.4%, for the three months ended September 30, 2021 and 2020, respectively. The taxable-equivalent adjustment was $564 thousand and $597 thousand for the three months ended September 30, 2021 and 2020, respectively.

Table 4
CONSOLIDATED YEAR-TO-DATE AVERAGE TAXABLE-EQUIVALENT BALANCE SHEETS

	Nine months ended September 30
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans and leases	$32,985,376	$968,231	3.89%	$31,148,683	$989,708	4.20%
Investment securities:
U.S. Treasury	126,363	172	0.18	401,666	2,853	0.95
Government agency	818,591	5,942	0.97	655,097	6,883	1.40
Mortgage-backed securities	8,676,573	74,936	1.15	7,224,224	87,475	1.61
Corporate bonds	604,241	23,158	5.11	332,029	12,692	5.10
Other investments	110,884	1,442	1.74	161,824	3,653	3.02
Total investment securities	10,336,652	105,650	1.36	8,774,840	113,556	1.73
Overnight investments	7,560,072	6,948	0.12	2,228,338	5,828	0.35
Total interest-earning assets	50,882,100	1,080,829	2.81	42,151,861	1,109,092	3.48
Cash and due from banks	354,104			351,334
Premises and equipment	1,244,405			1,258,147
Allowance for credit losses	(208,477)			(206,737)
Other real estate owned	45,122			53,871
Other assets	1,609,717			1,225,569
Total assets	$53,926,971			$44,834,045

Liabilities
Interest-bearing deposits:
Checking with interest	$11,009,608	$4,263	0.05%	$8,665,758	$4,380	0.07%
Savings	3,747,847	966	0.03	2,837,867	911	0.04
Money market accounts	9,488,641	7,500	0.11	7,583,359	19,262	0.34
Time deposits	2,691,652	12,679	0.63	3,454,438	31,025	1.20
Total interest-bearing deposits	26,937,748	25,408	0.13	22,541,422	55,578	0.33
Securities sold under customer repurchase agreements	663,713	1,052	0.21	614,920	1,236	0.27
Other short-term borrowings	—	—	—	67,522	1,052	2.05
Long-term borrowings	1,228,546	19,611	2.10	1,164,475	19,831	2.24
Total interest-bearing liabilities	28,830,007	46,071	0.21	24,388,339	77,697	0.42
Noninterest-bearing deposits	20,316,612			16,071,414
Other liabilities	377,029			477,647
Shareholders’ equity	4,403,323			3,896,645
Total liabilities and shareholders’ equity	$53,926,971			$44,834,045
Interest rate spread			2.60%			3.06%

Net interest income and net yield on interest-earning assets		$1,034,758	2.69%		$1,031,395	3.23%
Loans and leases include PCD loans, non-PCD loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 21.0%, as well as a blended state income tax rate of 3.3% and 3.4%, for the nine months ended September 30, 2021 and 2020, respectively. The taxable-equivalent adjustment was $1.8 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Table 5
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Change from prior year period due to:			Change from prior year period due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total Change	Volume(1)	Yield/Rate(1)	Total Change
Assets
Loans and leases	$(4)	$(17,192)	$(17,196)	$50,823	$(72,300)	$(21,477)
Investment securities:
U.S. Treasury	(497)	—	(497)	(1,956)	(725)	(2,681)
Government agency	539	202	741	1,718	(2,659)	(941)
Mortgage-backed securities	3,787	(2,967)	820	17,444	(29,983)	(12,539)
Corporate bonds	1,416	(239)	1,177	10,406	60	10,466
Other investments	75	(270)	(195)	(1,180)	(1,031)	(2,211)
Total investment securities	5,320	(3,274)	2,046	26,432	(34,338)	(7,906)
Overnight investments	1,516	1,122	2,638	13,953	(12,833)	1,120
Total interest-earning assets	$6,832	$(19,344)	$(12,512)	$91,208	$(119,471)	$(28,263)
Liabilities
Interest-bearing deposits:
Checking with interest	$313	$(332)	$(19)	$1,195	$(1,312)	$(117)
Savings	94	(66)	28	294	(239)	55
Money market accounts	800	(2,077)	(1,277)	4,845	(16,607)	(11,762)
Time deposits	1,525	(5,652)	(4,127)	(6,827)	(11,519)	(18,346)
Total interest-bearing deposits	2,732	(8,127)	(5,395)	(493)	(29,677)	(30,170)
Securities sold under customer repurchase agreements	12	(49)	(37)	101	(285)	(184)
Other short-term borrowings	(248)	248	—	(1,052)	—	(1,052)
Long-term borrowings	(271)	(4)	(275)	2,169	(2,389)	(220)
Total interest-bearing liabilities	2,225	(7,932)	(5,707)	725	(32,351)	(31,626)
Change in net interest income	$4,607	$(11,412)	$(6,805)	$90,483	$(87,120)	$3,363
(1) The rate/volume variance is allocated proportionally between the changes in volume and rate.
RESULTS OF OPERATIONS
Net Interest Income and Margin (Taxable-Equivalent Basis)
Third Quarter 2021 compared to Third Quarter 2020
Taxable-equivalent net interest income totaled $347.5 million for the third quarter of 2021, a decrease of $6.8 million, or 1.9%, compared to the third quarter of 2020. The decline in net interest income was driven primarily by a decline in the yield on interest-earning assets due to the sustained low rate environment and a reduction in interest and fee income on SBA-PPP loans. These declines were partially offset by organic loan growth, higher average investment balances as we have deployed some of the excess liquidity on our balance sheet, and a decline in the rate paid on interest bearing deposits. SBA-PPP loans contributed $20.0 million in interest and fee income for the third quarter of 2021 compared to $28.9 million for the same quarter in 2020. While SBA-PPP loans continue to support overall net interest income, the contribution from these loans continues to decline as forgiveness activity continues.

Net interest income increased $0.5 million compared to the linked quarter despite a decline in SBA-PPP income and continued low interest rates. Higher investment and overnight yields and balances, organic loan growth and slightly lower deposit costs more than offset rate pressure on loans and a decline in SBA-PPP income. SBA-PPP loans contributed $27.2 million in interest and fee income for the second quarter of 2021.

The taxable-equivalent NIM was 2.61% in the third quarter of 2021, a decrease of 45 basis points from the comparable quarter of 2020. The margin decline was primarily due to changes in earning asset mix driven by excess liquidity and higher balances in overnight investments as well as declines in loan yields. These declines were partially offset by lower rates paid on interest-bearing deposits and increased yield on SBA-PPP loans. As with prior quarters, we continue to operate with liquidity above normal operating ranges which puts downward pressure on net interest margin. The level of organic loan growth has helped to somewhat protect taxable equivalent NIM from the impacts of the low interest rate environment. We have also opportunistically deployed incremental liquidity of $1 billion into the investment portfolio since the third quarter of 2020.

The taxable-equivalent NIM declined 7 basis points from 2.68% for the linked quarter primarily due to changes in earning asset mix as our overnight investments continued to grow, partially offset by higher investment yields.

Nine Months of 2021 compared to Nine Months of 2020
The taxable-equivalent net interest income for the nine months ended September 30, 2021 was $1.0 billion, an increase of $3.4 million, or 0.3%, compared to the same period in 2020. This increase was primarily due to organic loan growth, an increase in interest and fee income on SBA-PPP loans, and lower rates paid on interest-bearing deposits. These increases were largely offset by a decline in the yield on interest-earning assets. SBA-PPP loans contributed $78.1 million in interest and fee income for the nine months ended September 30, 2021, compared to $47.9 million for the same period in 2020.
The taxable-equivalent NIM was 2.69% for the nine months ended September 30, 2021, a decrease of 54 basis points from the comparable period of 2020. The margin decline was primarily due to changes in earning asset mix and a decline in the yield on interest-earning assets, partially offset by lower rates paid on interest-bearing deposits and increased income on SBA-PPP loans.
Provision for Credit Losses
Provision for credit losses was a benefit of $1.1 million for the third quarter of 2021, compared to an expense of $4.0 million for the comparable quarter in 2020. The third quarter of 2021 was favorably impacted by a $5.9 million reserve release driven primarily by continued strong credit performance, low net charge-offs and improvement in macroeconomic factors. The comparable quarter in 2020 included a $1.5 million reserve build due to continued uncertainties surrounding the COVID-19 pandemic and net loan growth. Total net charge-offs for the third quarter of 2021 were $4.8 million, an increase from $2.6 million for the comparable quarter in 2020 due to a higher volume of charge-offs and lower recoveries. The net charge-off ratio was 0.06% for the third quarter of 2021 compared to 0.03% for the same quarter in 2020. The impact of SBA-PPP loans on average loan balances did not affect the net charge-off ratio in either three-month period.
For the nine months ended September 30, 2021, provision for credit losses was a benefit of $31.7 million compared to $52.9 million in expense for the first nine months of 2020. Provision for credit losses for the nine months ended September 30, 2021 was favorably impacted by a $41.1 million reserve release driven primarily by continued strong credit performance, low net charge-offs and improvement in macroeconomic factors. The comparable period in 2020 included $36.1 million reserve build related to uncertainties surrounding the COVID-19 pandemic. Net charge-offs for the nine months ended September 30, 2021 were $9.4 million, a decrease from $17.4 million for the comparable period in 2020 due to a lower volume of charge-offs and stable recoveries. The net charge-off ratio was 0.04% for the nine months ended September 30, 2021 compared to 0.07% for the same period in 2020. The impact of SBA-PPP loans on average loan balances did not have an impact on the net charge-off ratio for the nine months ended September 30, 2021. Excluding the impact of SBA-PPP loans on average loan balances, the net charge-off ratio was 0.08% for the nine months ended September 30, 2020.

Noninterest Income
Table 6
NONINTEREST INCOME

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Wealth management services	$31,935	$26,369	$95,886	$75,152
Service charges on deposit accounts	24,858	20,841	68,277	64,776
Cardholder services, net	22,879	19,756	65,310	55,503
Other service charges and fees	9,205	7,892	26,653	22,829
Merchant services, net	8,409	6,763	25,858	18,014
Mortgage income	6,106	13,106	25,026	28,141
Insurance commissions	4,000	3,576	11,702	10,453
ATM income	1,481	1,537	4,534	4,354
Realized gains on investment securities available for sale, net	8,082	21,425	33,119	54,972
Marketable equity securities gains (losses), net	3,350	(2,701)	31,015	10,461
Other	2,639	2,008	6,363	5,330
Total noninterest income	$122,944	$120,572	$393,743	$349,985
Noninterest income is an essential component of our total revenue and is critical to our profitability level. The primary sources of noninterest income consist of wealth management services, fees and service charges generated from deposit accounts, cardholder and merchant services, and mortgage lending and servicing.

Noninterest income for the third quarter of 2021 was $122.9 million, compared to $120.6 million for the same period of 2020, an increase of $2.4 million, or 2.0%. The most significant components of the change were as follows:
•A $6.1 million favorable change in the fair market value adjustments on marketable equity securities.
•Wealth management services increased by $5.6 million, primarily due to growth in assets under management driving higher advisory and transaction fees.
•Service charges on deposit accounts increased by $4.0 million due to volume.
•Cardholder services income, net increased by $3.1 million and merchant services, net increased by $1.6 million, primarily due to an increase in transaction volume.
•Realized gains on investment securities available for sale, net declined by $13.3 million.
•Mortgage income decreased by $7.0 million, driven by reductions in gain on sale margins and lower production volume in 2021 due to higher mortgage rates and increased competition.

Noninterest income was $393.7 million for the first nine months of 2021, compared to $350.0 million for the same period of 2020, an increase of $43.8 million, or 12.5%. The most significant components of the change were as follows:
•Wealth management services increased by $20.7 million, primarily due to growth in assets under management driving higher advisory and transaction fees.
•A $20.6 million favorable change in the fair market value adjustments on marketable equity securities.
•Cardholder services income, net increased by $9.8 million and merchant services, net increased by $7.8 million, primarily due to an increase in transaction volume.
•Realized gains on investment securities available for sale declined by $21.9 million.
Noninterest Expense
Table 7
NONINTEREST EXPENSE

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2021	2020	2021	2020
Salaries and wages	$160,947	$147,297	$462,420	$439,185
Employee benefits	32,146	31,788	103,169	100,663
Occupancy expense	29,101	27,990	87,283	85,026
Equipment expense	30,229	29,430	88,934	86,054
Processing fees paid to third parties	15,602	11,927	43,702	32,485
FDIC insurance expense	3,661	2,167	10,261	9,364
Collection and foreclosure-related expenses	836	2,168	3,207	10,171
Merger-related expenses	7,013	3,507	19,601	12,108
Telecommunications expense	3,111	3,197	9,331	8,985
Consultant expense	3,338	2,936	8,176	9,223
Advertising expense	3,024	2,396	7,210	7,045
Core deposit intangible amortization	2,638	3,468	8,523	10,999
Other	21,172	23,391	58,505	72,004
Total noninterest expense	$312,818	$291,662	$910,322	$883,312
The primary components of noninterest expense are salaries and related employee benefits, occupancy and equipment expense.
Noninterest expense was $312.8 million during the third quarter of 2021, an increase of $21.2 million, or 7.3%, compared to the same quarter in 2020. The most significant components of the change were as follows:
•Salaries and wages increased $13.7 million driven primarily by annual merit increases, increases in revenue-driven incentives, and an increase in temporary personnel costs.
•Processing fees paid to third parties increased $3.7 million driven by our continued investments in digital and technology to support revenue-generating businesses and improve internal processes.
•Merger-related expenses increased $3.5 million in anticipation of the upcoming merger with CIT.

Noninterest expense was $910.3 million for the first nine months of 2021, compared to $883.3 million for the same period in 2020, an increase of $27.0 million, or 3.1%. The most significant components of the change were as follows:
•Salaries and wages increased $23.2 million driven primarily by annual merit increases, increases in revenue-driven incentives, and an increase in temporary personnel costs.
•Processing fees paid to third parties increased $11.2 million by our continued investments in digital and technology to support revenue-generating businesses and improve internal processes.
•Merger-related expenses increased $7.5 million in anticipation of the upcoming merger with CIT.
•Other expenses decreased $16.5 million primarily due to a decrease in pension expense as a result of higher returns on plan assets, coupled with a reduction in the reserve for unfunded commitments.
•Collection and foreclosure-related expenses declined $7.0 million.
Income Taxes
Income tax expense was $34.1 million and $35.8 million for the third quarter of 2021 and 2020, respectively, representing effective tax rates of 21.5% and 20.1% during the respective periods.
Income tax expense totaled $123.9 million and $89.5 million for the first nine months of 2021 and 2020, respectively, representing effective tax rates of 22.6% and 20.2% for the respective nine month periods.
The effective tax rates during 2020 were favorably impacted by BancShares’ decision to utilize an allowable alternative for computing its federal income tax liability. The allowable alternative provided BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax. Without this alternative, the effective tax rate is materially unchanged for the third quarter and first nine months of 2021 and the effective tax rate for the third quarter and first nine months of 2020 would have been approximately 22.0% and 22.6% respectively.

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
Interest-earning assets totaled $53.4 billion and $47.2 billion at September 30, 2021 and December 31, 2020, respectively. The $6.2 billion increase was primarily composed of a $5.5 billion increase in overnight investments and a $952.4 million increase in investment securities, partially offset by a $275.8 million decrease in loans.
Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities with minimal liquidity and credit risk, and low to moderate interest rate risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio and into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note C - Investments to our consolidated financial statements for additional disclosures.
The carrying value of investment securities totaled $10.9 billion at September 30, 2021, an increase of $952.4 million compared to December 31, 2020 attributable to our continued growth in deposits. During the period we had $5.0 billion in investment security purchases, partially offset by sales of $1.4 billion and maturities and paydowns of $2.6 billion.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income, net of deferred taxes. As of September 30, 2021, investment securities available for sale had a net pre-tax unrealized gain of $26.0 million, compared to a net pre-tax unrealized gain of $102.3 million as of December 31, 2020. Management evaluated the available for sale securities in an unrealized loss position and concluded that the unrealized losses relate to changes in interest rates relative to when the securities were purchased, and therefore, no allowance for credit losses was recorded at September 30, 2021 or December 31, 2020.
BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit losses was needed at September 30, 2021 and December 31, 2020.
Table 8
INVESTMENT SECURITIES

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale
U.S. Treasury	—%	$—	$—	5.0%	$499,832	$499,933
Government agency	7.9	851,860	853,728	7.0	706,241	701,391
Residential mortgage-backed securities	44.3	4,800,194	4,801,646	44.5	4,369,130	4,438,103
Commercial mortgage-backed securities	10.0	1,092,183	1,090,652	7.9	745,892	771,537
Corporate bonds	5.8	600,906	625,103	6.1	590,870	603,279
Total investment securities available for sale	68.0	7,345,143	7,371,129	70.5	6,911,965	7,014,243
Investment in marketable equity securities	1.1	85,554	123,147	0.9	84,837	91,680
Investment securities held to maturity
Residential mortgage-backed securities	19.4	2,122,299	2,112,561	19.1	1,877,692	1,895,381
Commercial mortgage-backed securities	11.4	1,256,771	1,238,509	9.4	937,034	940,862
Other	0.1	2,008	2,008	0.1	2,256	2,256
Total investment securities held to maturity	30.9	3,381,078	3,353,078	28.6	2,816,982	2,838,499
Total investment securities	100.0%	$10,811,775	$10,847,354	100.0%	$9,813,784	$9,944,422
(1) Calculated as a percent of the total fair value of investment securities.

Table 9 presents the weighted average taxable-equivalent yields for investment securities available for sale and held to maturity at September 30, 2021 segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level yields.
Table 9
WEIGHTED AVERAGE YIELD ON INVESTMENT SECURITIES

	September 30, 2021
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale
Government agency	—%	2.15%	1.08%	1.07%	1.07%
Residential mortgage-backed securities(1)	—	—	1.80	1.26	1.27
Commercial mortgage-backed securities(1)	—	—	3.19	2.04	2.09
Corporate bonds	4.05	5.87	5.21	4.76	5.24
Total investment securities available for sale	4.05%	5.70%	3.71%	1.38%	1.71%

Investment securities held to maturity
Residential mortgage-backed securities(1)	—%	—%	—%	1.17%	1.17%
Commercial mortgage-backed securities(1)	—	—	—	1.46	1.46
Other investments	0.81	1.17	—	—	0.94
Total investment securities held to maturity	0.81%	1.17%	—%	1.28%	1.28%
(1)Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.
Loans and Leases
Loans held for sale were $98.5 million at September 30, 2021, a net decrease of $26.4 million since December 31, 2020.
At September 30, 2021, loans totaled $32.5 billion, a decrease of $275.8 million, or by 1.1% on an annualized basis since December 31, 2020. Excluding SBA-PPP loans, total loans increased $1.0 billion, or by 4.6% on an annualized basis since December 31, 2020.
BancShares reports non-PCD and PCD loan portfolios separately, and the non-PCD portfolio is further divided into commercial and consumer segments. Non-PCD loans and leases were $32.1 billion at September 30, 2021 and $32.3 billion at December 31, 2020, representing 98.9% and 98.6% of total loans, respectively. PCD loans at September 30, 2021 were $373.3 million, compared to $462.9 million at December 31, 2020, representing 1.1% and 1.4% of total loans, respectively.
The discount related to acquired non-PCD loans and leases was $13.4 million and $19.5 million at September 30, 2021 and December 31, 2020, respectively. The discount related to PCD loans was $32.6 million and $45.3 million at September 30, 2021 and December 31, 2020, respectively.
During the three months ended September 30, 2021 and 2020, accretion income on purchased non-PCD loans and leases was $1.2 million and $2.8 million, respectively, while interest and accretion income on PCD loans was $10.8 million and $15.0 million, respectively. During the nine months ended September 30, 2021 and 2020, accretion income on purchased non-PCD loans and leases was $6.1 million and $7.8 million, respectively, while interest and accretion income on PCD loans was $34.5 million and $48.0 million, respectively

Table 10
LOANS AND LEASES

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial:
Construction and land development	$1,247,680	$985,424
Owner occupied commercial mortgage	11,625,554	11,165,012
Non-owner occupied commercial mortgage	3,002,928	2,987,689
Commercial and industrial and leases	5,266,266	5,013,644
SBA-PPP	1,086,917	2,406,291
Total commercial loans	22,229,345	22,558,060
Consumer:
Residential mortgage	5,701,346	5,561,686
Revolving mortgage	1,834,690	2,052,854
Construction and land development	391,768	348,123
Consumer auto	1,350,377	1,255,402
Consumer other	635,408	552,968
Total consumer loans	9,913,589	9,771,033
Total non-PCD loans and leases	32,142,934	32,329,093
PCD loans	373,255	462,882
Total loans and leases	32,516,189	32,791,975
Less allowance for credit losses	(183,194)	(224,314)
Net loans and leases	$32,332,995	$32,567,661
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (“ACL”) was $183.2 million at September 30, 2021, representing a decrease of $41.1 million since December 31, 2020. The ACL as a percentage of total loans and leases was 0.56% at September 30, 2021, compared to 0.68% at December 31, 2020. The ACL as a percentage of loans and leases excluding SBA-PPP loans, which have no recorded ACL, was 0.58% at September 30, 2021, compared to 0.74% at December 31, 2020.
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended September 30, 2021, the ACL change since December 31, 2020 was driven by continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, we use a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Our ACL forecast considers a range of economic scenarios from an upside scenario to a severely adverse scenario, but the September 30, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by our strong credit quality and low net charge-offs.
As of September 30, 2021, the consensus baseline forecast utilized the following significant inputs over the two-year reasonable and supportable forecast period:
Unemployment - Rates are expected to improve to below 4% through the end of 2022 and stabilizing into early 2023.
GDP Growth - Peak growth of just under 7% in the fourth quarter of 2021, decreasing to below 3% in 2022 and thereafter.
Home Pricing Index - Growth rates of over 7% declining to below 4% over the forecast period.
Commercial Real Estate Index - Small forecasted downturn through the first half of 2022 and then improving to over 6% into 2023.
At September 30, 2021, the ACL allocated to non-PCD loans and leases was $164.8 million, or 0.51% of non-PCD loans and leases, compared to $200.3 million, or 0.62%, at December 31, 2020. The decrease of 11 basis points since December 31, 2020 was primarily due to continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors. The ACL as a percentage of non-PCD loans and leases excluding SBA-PPP loans was 0.53% at September 30, 2021 compared to 0.67% at December 31, 2020.

At September 30, 2021, the ACL for PCD loans totaled $18.4 million compared to $24.0 million at December 31, 2020. The decrease was due to paydowns and the decline in the portfolio coupled with the impact of improved macroeconomic factors.
In the period ended September 30, 2021, the ACL on our commercial portfolio decreased $8.2 million, with the largest share of the decrease within commercial real estate. The ACL on the consumer portfolio decreased $27.4 million, with decreases across all portfolios with the largest change in residential mortgages. These portfolios were largely impacted by the improvement in macroeconomic factors.
Net charge-offs for loans and leases were $4.8 million during the third quarter of 2021, compared to $2.6 million during the third quarter of 2020. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.06% and 0.03% for the third quarter of 2021 and 2020, respectively. The impact of SBA-PPP loans on average loans balances did not affect the net charge-off ratio in either period.
Net charge-offs for loans and leases were $9.4 million during the nine months ended September 30, 2021, compared to $17.4 million during the same period of 2020. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.04% and 0.07% for the nine months ended September 30, 2021 and 2020, respectively. The impact of SBA-PPP loans on average loan balances did not have an impact on the net charge-off ratio for the nine months ended September 30, 2021. Excluding the impact of SBA-PPP loans on average loan balances, the net charge-off ratio was 0.08% for the nine months ended September 30, 2020.

Table 11
ALLOWANCE FOR CREDIT LOSSES

	Three months ended September 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Allowance for credit losses:
Balance at July 1	$76,082	$94,272	$18,740	$189,094
Provision (credit)	975	(223)	(1,872)	(1,120)
Charge-offs	(5,967)	(4,307)	(799)	(11,073)
Recoveries	1,594	2,330	2,369	6,293
Balance at September 30	$72,684	$92,072	$18,438	$183,194
Percent of loans in each category to total loans	68.4%	30.5%	1.2%	100.0%
Annualized net charge-off ratio	0.08%	0.08%	(0.55)%	0.06%
Net charge-offs	$4,373	$1,977	$(1,570)	$4,780
Average loans	22,331,889	9,891,071	384,673	32,607,633

	Three months ended September 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at July 1	$76,177	$119,345	$26,928	$222,450
Provision (credit)	4,793	1,874	(2,625)	4,042
Charge-offs	(3,328)	(5,109)	(495)	(8,932)
Recoveries	2,338	2,719	1,319	6,376
Balance at September 30	$79,980	$118,829	$25,127	$223,936
Percent of loans in each category to total loans	68.9%	29.6%	1.5%	100.0%
Annualized net charge-off ratio	0.02%	0.10%	(0.21)%	0.03%
Net charge-offs	$990	$2,390	$(824)	$2,556
Average loans	22,361,650	9,703,434	512,559	32,577,643

	Nine months ended September 30, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$80,842	$119,485	$23,987	$224,314
Provision (credit)	332	(23,208)	(8,821)	(31,697)
Initial allowance on PCD loans	—	—	—	—
Charge-offs	(12,342)	(12,804)	(2,018)	(27,164)
Recoveries	3,852	8,599	5,290	17,741
Balance at September 30	$72,684	$92,072	$18,438	$183,194
Percent of loans in each category to total loans	68.4%	30.5%	1.2%	100.0%
Annualized net charge-off ratio	0.05%	0.06%	(1.05)%	0.04%
Net charge-offs	$8,490	$4,205	$(3,272)	$9,423
Average loans	22,680,602	9,773,946	417,536	32,872,084

	Nine months ended September 30, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at December 31	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1	54,815	105,865	26,537	187,217
Provision (credit)	32,854	25,066	(4,971)	52,949
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(12,712)	(19,535)	(3,010)	(35,257)
Recoveries	5,023	7,433	5,378	17,834
Balance at September 30	$79,980	$118,829	$25,127	$223,936
Percent of loans in each category to total loans	68.9%	29.6%	1.5%	100.0%
Annualized net charge-off ratio	0.05%	0.16%	(0.60)%	0.07%
Net charge-offs	$7,689	$12,102	$(2,368)	$17,423
Average loans	20,687,348	9,838,064	529,819	31,055,231

The reserve for unfunded loan commitments was $11.5 million and $12.8 million at September 30, 2021 and December 31, 2020, respectively.

Table 12
ALLOWANCE FOR CREDIT LOSSES RATIOS

(Dollars in thousands)	September 30, 2021	December 31, 2020
Allowance for credit losses to total loans and leases(1):	0.56%	0.68%
Allowance for credit losses	$183,194	$224,314
Total loans and leases	32,516,189	32,791,975
Allowance for credit losses to non-PCD loans and leases(1):	0.51%	0.62%
Allowance for credit losses on non-PCD loans and leases	$164,756	$200,327
Total non-PCD loans and leases	32,142,934	32,329,093
Allowance for credit losses to PCD loans:	4.94%	5.18%
Allowance for credit losses on PCD loans	$18,438	$23,987
Total PCD loans	373,255	462,882
(1) Loans originated in relation to the SBA-PPP ($1.1 billion as of September 30, 2021 and $2.4 billion as of December 31, 2020) do not have a recorded ACL. As of September 30, 2021, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans was 0.53% while the ratio of ACL to total loans excluding SBA-PPP loans was 0.58%. As of December 31, 2020, the ratio of ACL to total Non-PCD loans excluding SBA-PPP loans was 0.67% while the ratio of ACL to total loans excluding SBA-PPP loans is 0.74%.

NONPERFORMING ASSETS
Nonperforming assets include nonaccrual loans and leases and other real estate owned (“OREO”). At September 30, 2021, BancShares’ nonperforming assets totaled $204.4 million, a decrease of $37.9 million since December 31, 2020.
Nonaccrual loans and leases at September 30, 2021 were $163.8 million, reflecting a decrease of $27.7 million since December 31, 2020. Nonaccrual loans and leases as a percentage of total loans and leases was 0.50% and 0.58% at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, OREO totaled $40.6 million, representing a decrease of $10.2 million since December 31, 2020. Nonperforming assets as a percentage of total loans, leases and OREO was 0.63% as of September 30, 2021 compared to 0.74% as of December 31, 2020.
Table 13
NONPERFORMING ASSETS

	2021			2020
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans and leases:
Non-PCD	$118,737	$136,530	$141,369	$136,544	$130,927
PCD	45,038	50,934	53,165	54,939	55,527
Total nonaccrual loans and leases	163,775	187,464	194,534	191,483	186,454
Other real estate owned	40,649	43,685	48,512	50,890	52,789
Total nonperforming assets	$204,424	$231,149	$243,046	$242,373	$239,243

Accruing loans and leases 90 days or more past due
Non-PCD	$3,827	$3,413	$5,945	$5,507	$3,587
PCD	1,787	363	1,432	355	—

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.63%	0.71%	0.73%	0.74%	0.73%
Ratio of nonaccrual loans and leases to total loans and leases	0.50	0.57	0.59	0.58	0.57
Ratio of allowance for credit losses to nonaccrual loans and leases	111.9	100.9	108.3	117.1	120.1
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

Table 14
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	September 30, 2021	December 31, 2020
Accruing TDRs:
Non-PCD	$122,810	$139,747
PCD	29,207	17,617
Total accruing TDRs	152,017	157,364
Nonaccruing TDRs:
Non-PCD	48,593	43,470
PCD	12,365	7,346
Total nonaccruing TDRs	60,958	50,816
All TDRs:
Non-PCD	171,403	183,217
PCD	41,572	24,963
Total TDRs	$212,975	$208,180
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $30.4 billion at September 30, 2021, compared to $27.3 billion at December 31, 2020. The increase was mostly due to an increase of $3.1 billion in interest-bearing deposits.
Deposits
We strive to maintain a strong liquidity position, and therefore a focus on core deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers, as evidenced by the significant deposit growth the industry has experienced over the past 18 months. As economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn. Our ability to fund future loan growth is significantly dependent on our success at retaining existing deposits and generating new deposits at a reasonable cost.
At September 30, 2021, total deposits were $50.1 billion, an increase of $6.6 billion, representing annualized growth of 20.4% since December 31, 2020, driven by organic growth.
Table 15
DEPOSITS

(Dollars in thousands)	September 30, 2021	December 31, 2020
Demand	$21,514,407	$18,014,029
Checking with interest	11,768,943	10,591,687
Money market	10,145,752	8,632,713
Savings	4,063,092	3,304,167
Time	2,573,568	2,889,013
Total deposits	$50,065,762	$43,431,609

Borrowings
Total borrowings were relatively unchanged, totaling $1.9 billion at September 30, 2021 and December 31, 2020.
Table 16
BORROWINGS

(Dollars in thousands)	September 30, 2021	December 31, 2020
Securities sold under customer repurchase agreements	$663,575	$641,487
Federal Home Loan Bank borrowings	645,663	655,175
Subordinated debt
SCB Capital Trust I	9,808	9,779
FCB/SC Capital Trust II	17,764	17,664
FCB/NC Capital Trust III	88,145	88,145
Macon Capital Trust I	14,433	14,433
3.375 % Fixed-to-Floating Rate Subordinated Notes due 2030	347,163	346,541
Other subordinated debt	20,114	27,956
Total subordinated debt	497,427	504,518
Other borrowings	76,139	88,470
Total borrowings	$1,882,804	$1,889,650
BancShares owns four special purpose entities – SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III and Macon Capital Trust I (the “Trusts”), which mature in 2034, 2034, 2036, and 2034, respectively. Subordinated debt included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The table below shows Class A common stock repurchase activity for the three and nine months ended September 30, 2021 and 2020. All Class A common stock repurchases completed in 2020 were consummated under previously approved authorizations. There were no repurchases of Class B common stock or the preferred stock during the three and nine months ended September 30, 2021 or 2020.
Table 17
CLASS A COMMON STOCK REPURCHASE ACTIVITY

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, expect per share data)	2021	2020	2021	2020
Number of shares repurchased	—	117,700	—	813,090
Total cost	$—	$47,060	$—	$333,756
Average price per share	$—	$399.82	$—	$410.48
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

Table 18
ANALYSIS OF CAPITAL ADEQUACY

	Requirements to be well-capitalized	September 30, 2021		December 31, 2020
(Dollars in thousands)		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$4,944,822	14.30%	$4,577,212	13.81%
Tier 1 risk-based capital	8.00	4,260,729	12.32	3,856,086	11.63
Common equity Tier 1	6.50	3,920,792	11.34	3,516,149	10.61
Tier 1 leverage ratio	5.00	4,260,729	7.68	3,856,086	7.86

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$4,811,214	13.93%	$4,543,496	13.72%
Tier 1 risk-based capital	8.00	4,581,621	13.26	4,276,870	12.92
Common equity Tier 1	6.50	4,581,621	13.26	4,276,870	12.92
Tier 1 leverage ratio	5.00	4,581,621	8.27	4,276,870	8.72
As of September 30, 2021, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. Trust preferred capital securities continue to be a component of total risk-based capital.
BancShares and FCB had capital conservation buffers of 6.30% and 5.93%, respectively, at September 30, 2021, and resulted in no limit on distributions.
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
We continue to actively monitor our loan portfolio for areas of increased risk as a result of the COVID-19 pandemic and to date have not seen any significant declines in credit quality. Through September 30, 2021, over 99% of all COVID-19 related loan extensions have begun repayment.
Additionally, we participated in both rounds of funding in the SBA-PPP program, which provided much needed funds to our existing small business customers. At September 30, 2021, BancShares had $1.1 billion in SBA-PPP loans outstanding.
Interest rate risk management
Interest rate risk (“IRR”) results principally from: assets and liabilities maturing or repricing at different points in time, assets and liabilities repricing at the same point in time but in different amounts, and short-term and long-term interest rates changing in different magnitudes.
We assess our short-term IRR by forecasting net interest income over 24 months under various interest rate scenarios and comparing those results to forecasted net interest income, assuming stable rates. IRR scenarios modeled include, but are not limited to, immediate, parallel rate shocks, interest rate ramps, changes in the shape of the yield curve and changes in the relationships of our rates to market rates. Market interest rates have increased since year-end, driven by improving economic conditions.
Table 19 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of September 30, 2021 and December 31, 2020.
Table 19
NET INTEREST INCOME SENSITIVITY ANALYSIS

	Estimated percentage (decrease) increase in net interest income
Change in interest rate (basis points)	September 30, 2021	December 31, 2020
-100	(6.94)%	(6.24)%
+100	7.42	8.09
+200	15.41	14.57

Net interest income sensitivity metrics as of September 30, 2021 remain largely unchanged when compared to December 31, 2020.

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
Table 20 presents the EVE profile as of September 30, 2021 and December 31, 2020.
Table 20
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated percentage (decrease) increase in EVE
Change in interest rate (basis points)	September 30, 2021	December 31, 2020
-100	(15.09)%	(21.20)%
+100	8.32	12.18
+200	8.77	15.71

The economic value of equity metrics at September 30, 2021 compared to December 31, 2020 were primarily affected by ongoing growth in non-maturity deposits during 2021, coupled with higher market interest rates. We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to hedge our overall balance sheet interest rate sensitivity and risk.

LIBOR Transition

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). Subsequent announcements have delayed the potential date for certain LIBOR tenors until June 30, 2023.

We continue to transition away from LIBOR in order to cease issuance of loans indexed to LIBOR by December 31, 2021. Conforming and nonconforming adjustable rate mortgage originations transitioned to alternative rates in 2020. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR. We have introduced SOFR as an alternative rate for other business lines in mid-2021. We do not expect a material financial impact to BancShares or our customers from this transition.

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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary funding source is our branch-generated retail deposit portfolio due to the generally stable balances and low cost. Sources of liquidity include cash in excess of our reserve requirement at the Federal Reserve Bank, and various other corresponding bank accounts and unencumbered securities, which totaled $15.1 billion at September 30, 2021 compared to $9.6 billion at December 31, 2020. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $645.7 million as of September 30, 2021, and we had sufficient collateral pledged to secure $8.5 billion of additional borrowings from the FHLB of Atlanta. Also, at September 30, 2021, $4.6 billion in non-PCD loans with a lendable collateral value of $3.8 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds lines and other credit lines, which had $556.0 million of available capacity at September 30, 2021.
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
Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, risks, uncertainties and other factors relating to our announced merger with CIT through a series of merger transactions, including the ability to obtain the remaining regulatory approvals and meet other closing conditions to the Transaction, and delay in closing the Transaction, as well as risks, uncertainties and other factors relating to the impact of COVID-19 on our business and the economy, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of our prior acquisitions, the risks discussed in Part I, Item 1A. Risk Factors of our 2020 Annual Report and other developments or changes in our business that we do not expect. Actual results may differ materially from those expressed in or implied by any forward-looking statements.
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
No changes in BancShares’ internal control over financial reporting occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 6. Exhibits

2.1	Amendment No. 1, dated September 30, 2021, to the Agreement and Plan of Merger dated October 15, 2020 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated September 30, 2021)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)

32.2	Certification of Chief Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2021		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer