Form 10-K
period 2021-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2022-02-25
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

(919) 716-7000
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
5.625% Non-Cumulative Perpetual Preferred Stock, Series C	FCNCO	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $4,789,537,671.
On February 22, 2022, there were 14,972,989 outstanding shares of the Registrant’s Class A Common Stock and 1,005,185 outstanding shares of the Registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	14
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	32
	Item 3	Legal Proceedings	32
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
	Item 6	Reserved	34
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	58
	Item 8	Financial Statements and Supplementary Data
		Annual Financial Summary	64
		Selected Quarterly Data	65
		Report of Predecessor Independent Registered Public Accounting Firm	68
		Report of Independent Registered Public Accounting Firm	69
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	70
		Consolidated Balance Sheets at December 31, 2021 and 2020	71
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2021	72
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2021	73
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2021	74
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021	75
		Notes to Consolidated Financial Statements	76
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	132
		Management’s Annual Report on Internal Control over Financial Reporting	132
	Item 9B	Other Information	133
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	N/A
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	133
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	133
	Item 16	Form 10-K Summary	None
* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Corporate Governance —Service on other Public Company Boards’ and ‘-Code of Ethics;’ ‘Committees of our Boards—Audit Committee;’ and ‘Executive Officers’from the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Committees of our Board—Compensation Committee Report;’ and ‘—Effect of Risk Management on Compensation;’ ‘Compensation Discussion and Analysis;’ ‘Executive Compensation;’ and ‘Director Compensation’ of the 2022 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers,’ ‘—Existing Pledge Arrangements,’ and ‘—Principal Shareholders’ of the 2022 Proxy Statement. As of December 31, 2021, the Registrant did not have any compensation plans under which equity securities of the Registrant are authorized for issuance to employees or directors.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2022 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Proposal 3: Ratification of Appointment of Independent Accountants—Services and Fees During 2021’ of the 2022 Proxy Statement.

Part I
Item 1. Business

General
First Citizens BancShares, Inc. (the “Parent Company” and when including all of its subsidiaries on a consolidated basis, “BancShares,” “we,” “us,” or “our”) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (“FCB,” or the “Bank”), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield in Smithfield, North Carolina, and later changed its name to First-Citizens Bank & Trust Company. As of December 31, 2021, BancShares has expanded through de novo branching and acquisitions and operates in 19 states, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2021, BancShares had total consolidated assets of $58.31 billion. On January 3, 2022, BancShares completed its largest acquisition to date with the merger with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association (“CIT Bank”). CIT had consolidated total assets of approximately $53.2 billion at December 31, 2021. The merger with CIT (the “CIT Merger”) is described further in the “Business Combinations” discussion below and the “Business Combinations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.
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
BancShares seeks to meet the financial needs of both individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. Our subsidiaries also provide mortgage lending, a full-service trust department, wealth management services for businesses and individuals, and other activities incidental to commercial banking. FCB’s wholly owned subsidiaries, First Citizens Investor Services, Inc. (“FCIS”) and First Citizens Asset Management, Inc. (“FCAM”), provide various investment products and services. As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, discount brokerage services and third-party mutual funds. As registered investment advisors, FCIS and FCAM provide investment management services and advice. As a result of BancShares’ merger with CIT and CIT Bank (the “CIT Merger”), BancShares acquired a registered broker-dealer, registered investment adviser, a wide range of commercial lending, leasing, and deposit products, as well as ancillary services and products, that spans several industries, including aerospace and defense, communication, power and energy, entertainment, gaming, healthcare, industrials, maritime, rail, real estate, restaurants, retail, services and technology. In addition, BancShares now provides commercial factoring, receivables management and secured financing services to businesses (generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics.
BancShares delivers products and services to its customers through an extensive branch network as well as digital banking, telephone banking and various ATM networks. Services offered at most offices include the taking of deposits, the cashing of checks and providing for individual and commercial cash needs. Business customers may conduct banking transactions through the use of remote image technology.
Statistical information regarding our business activities is found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Combinations
BancShares pursues growth through strategic mergers and acquisitions to enhance organizational value, strengthen its presence in existing markets, as well as expand its footprint in new markets. In 2020, BancShares completed the acquisition of Community Financial Holding Company, Inc. for total cash consideration of $2.3 million.

On January 3, 2022, BancShares closed the CIT Merger. Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Parent Company, FCB, FC Merger Subsidiary IX, Inc., a direct, wholly owned subsidiary of FCB (“Merger Sub”), and CIT, CIT and CIT Bank have merged into FCB. Immediately prior to and in connection with the effectiveness of such mergers, BancShares acquired from CIT its registered broker-dealer, CIT Capital Securities, LLC, and certain other nonbank subsidiaries of CIT that hold noncontrolling equity investments. These entities are nonbank subsidiaries of the Parent Company.

As a result of the consummation of the CIT Merger, FCB is now a top 20 U.S. bank based on asset size with more than $100 billion in total assets. BancShares believes that the CIT Merger allowed for the combination of organizations with complementary strengths, with FCB’s robust retail franchise and full suite of banking products with CIT’s strong market position in nationwide commercial lending and direct digital banking. The combined banking organization intends to leverage the capabilities of both legacy banks to serve a broader spectrum of businesses and individuals, while offering convenience, scale and value.
Additional information relating to business combinations is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Business Combinations,” and Item 8. Notes to Consolidated Financial Statements, Note B, Business Combinations and Note W, Subsequent Events, in this Annual Report on Form 10-K.
As of December 31, 2021, we managed our business and reported our financial results as a single segment. Due to the CIT Merger, we intend to begin reporting multiple segments in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022. As summarized below, BancShares plans to report financial results in three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. We also intend to conform prior period comparisons to any new segment presentation. Based on the planned approach for segment disclosures to be implemented during the first quarter of 2022, the substantial majority of BancShares’ operations for historical periods prior to the CIT Merger will be reflected in the General Banking segment.

SEGMENT	MARKETS AND SERVICES
General Banking
•Delivers services to individuals and businesses through an extensive branch network, digital banking, telephone banking and various ATM networks, including a full suite of deposit products, loans (primarily residential mortgages and commercial loans), and various fee-based services.
•Provides a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services.
•Also provides deposit, cash management and lending to homeowner associations and property management companies.

Commercial Banking
•Provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries.
•Provides asset-based lending, factoring, receivables management products and supply chain financing.

Rail	•Rail provides equipment leasing and secured financing to railroads and shippers.
Corporate
•Earning assets primarily include investment securities and interest-bearing cash.
•Certain items are not allocated to operating segments and are included in Corporate. Some of the more significant and recurring items that are not allocated to operating segments include interest income on investment securities, income on bank owned life insurance (“BOLI”), a portion of interest expense primarily related to corporate funding costs, mark-to-market adjustments on equity securities and foreign currency hedges, restructuring charges, intangible assets amortization expenses, as well as certain unallocated interest income and other costs.

Competition
The financial services industry is highly competitive. BancShares competes with national, regional and local financial services providers. In recent years, the ability of non-bank financial entities to provide services has intensified competition. Non-bank financial service providers are not subject to the same significant regulatory restrictions as traditional commercial banks. More than ever, customers have the ability to select from a variety of traditional and nontraditional alternatives. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and customer convenience.
As of December 31, 2021, FCB’s primary deposit markets are North Carolina and South Carolina, which represent approximately 50.8% and 22.7%, respectively, of total FCB deposits. FCB’s deposit market share in North Carolina and South Carolina was 4.9% and 9.3%, respectively, as of June 30, 2021, which makes FCB the fourth largest bank in both North Carolina and South Carolina based on the Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report. The three banks larger than FCB based on deposits in North Carolina and South Carolina as of June 30, 2021 include Bank of America, Truist Bank and Wells Fargo. These banks collectively controlled 74.2% and 45.4% of North Carolina and South Carolina deposits, respectively as of June 30, 2021.

Subsequent to the CIT Merger, the branches that were previously owned and controlled by CIT Bank are now owned and controlled by FCB. As of January 3, 2022, FCB had 609 total domestic offices, which included 227 in North Carolina, 126 in South Carolina and 86 in California.
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy, encouraging the U.S. Attorney General along with the federal banking agencies, to review the current framework for merger oversight practices under the Bank Holding Company Act of 1956, as amended (“BHCA”) and the Bank Merger Act. The review is ongoing by the agencies, and no formal changes have been announced. The adoption of more expansive or prescriptive standards could impact our future potential acquisitions. Refer to Item 1A. Risk Factors below for additional information.
Geographic Locations
As of December 31, 2021, BancShares operated a total of 529 branches which includes branches in Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, Missouri, North Carolina, New Mexico, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, Wisconsin and West Virginia. The CIT Merger added approximately 80 branches, which are primarily located in Southern California, to our branch network.
Human Capital
As of December 31, 2021, BancShares employed approximately 6,578 full-time staff and approximately 268 part-time staff for a total of 6,846 employees. Women and ethnically diverse associates make up approximately 67% and 28% of total employees, respectively, and our Executive Leadership Team includes two women. After the CIT Merger, BancShares’ has approximately 10,300 total employees and our Executive Leadership Team expanded to three women.
Our ability to attract, retain and develop associates who align with our purpose is key to our success. BancShares’ human capital strategy is predicated on ensuring the organization has the right people with the right skills in the right places at the right time for the right cost to fulfill its mandate and strategic objectives. Our human resources team works to formalize the process of defining and deploying the mission-critical talent needed to align BancShares with the financial and strategic goals and objectives. Key human capital initiatives include scaling and developing talent, enhancing performance management and coaching, and accelerating inclusion, equity and diversity initiatives. The retention and integration of key CIT employees will be a significant initiative. The Board monitors these initiatives and associated risks primarily through its Risk Committee.
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
COVID-19 Pandemic
The health and wellness of our employees is also critical to our success. In an effort to keep our employees safe during the COVID-19 pandemic, we implemented a number of health-related measures, including protocols governing the use of face masks and hand sanitizer, a flexible work-from-home policy, enhanced cleaning procedures at our corporate and branch offices, social-distancing protocols and limitations on in-person meeting and other gatherings.
Regulatory Considerations
Various laws and regulations administered by regulatory agencies affect BancShares’ corporate practices, including the payment of dividends, the incurrence of debt, and the acquisition of financial institutions and other companies. Laws and regulations also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices. Certain subsidiaries of the Parent Company and FCB are subject to regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), state regulatory agencies, and other regulatory authorities as “regulated entities.” FCB’s insurance activities are subject to licensing and regulation by state insurance regulatory agencies.
In general, numerous statutes and regulations also apply to and restrict the activities of BancShares, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related persons and entities controlled by related persons. The impact of these statutes and regulations is discussed below and in the accompanying consolidated financial statements.
As a result of the consummation of the CIT Merger, BancShares has over $100 billion in total consolidated assets, and is expected to be subject to certain enhanced prudential standards and enhanced oversight under the applicable transition provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) by the Federal Reserve Board (“Federal Reserve” or “FRB”), and the FDIC with respect to FCB. As BancShares continues to grow, BancShares and FCB could become subject to additional regulatory requirements, based on the tailored regulatory framework applicable to banking organizations with $100 billion or more in total assets, and adopted by the federal banking agencies pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”).
In connection with the CIT Merger, FCB established as a wholly-owned subsidiary, FC International, Inc. (“FC International”), which is a corporation chartered by the Federal Reserve pursuant to Section 25A of the Federal Reserve Act (“Edge Act”) and the Federal Reserve’s Regulation K. Edge Act corporations are international banking organizations that are authorized to engage in international banking and foreign financial transactions. FCB established FC International for the purpose of holding the equity interests in the foreign nonbank subsidiaries (“foreign companies”) that FCB acquired in the CIT Merger. Certain of the foreign companies are in the process of being wound-down or dissolved. The other foreign companies acquired by FCB support the railcar leasing business acquired from CIT in Canada and Mexico. FC International is subject to supervision and regulation by the Federal Reserve, including examination, reporting, capital, and Bank Secrecy Act of 1970 (“BSA”) and anti-money laundering (“AML”) requirements, pursuant to the Edge Act and the Federal Reserve’s Regulation K. FC International’s home office is the same as the home office the Parent Company and FCB. FC International will not have a physical presence outside of the United States and therefore BancShares is evaluating whether FC International will be subject to any regulatory requirements with respect to its direct ownership of the equity interests of the foreign companies.
Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, significantly restructured the financial services regulatory environment; imposed significant regulatory and compliance changes; increased capital, leverage and liquidity requirements; and expanded the scope of oversight responsibility of certain federal agencies through the creation of new oversight bodies. For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer financial protection laws.
EGRRCPA. Enacted in 2018, the EGRRCPA, while largely preserving the fundamental elements of the post-Dodd-Frank Act regulatory framework, modified certain requirements of the Dodd-Frank Act as they applied to regional and community banking organizations. Certain of the significant requirements of the Dodd-Frank Act are listed below with information regarding how they apply to BancShares following the enactment of the EGRRCPA.
•Asset Threshold for Applicability of Dodd-Frank Act Enhanced Prudential Standards and Enhanced Supervision. The Dodd-Frank Act mandated the applicability of enhanced prudential standards (including enhanced liquidity and capital requirements, enterprise-wide risk management requirements, concentration limits, resolution plans and credit exposure report requirements, etc.) and enhanced supervision of bank holding companies with $50 billion or more in assets. The EGRRCPA raised the asset threshold for mandatory applicability of enhanced prudential standards to $250 billion or more in total consolidated assets, and gives the Federal Reserve Board the discretion to apply any enhanced prudential standards to banking organizations with $100 billion or more in total assets on a tailored basis based on asset size and other risk-related factors to prevent or mitigate risks to the financial stability of the United States or to promote the safety and soundness of a bank holding company. In November 2019, the Federal Reserve Board, along with the FDIC and the Office of the Comptroller of the Currency (the “OCC”), adopted a framework for tailoring the applicability of enhanced prudential standards for banking organizations with $100 billion or more in assets (the “Tailoring Rules”). The Tailoring Rules are further discussed below.

•Capital Planning and Stress Testing. The Dodd-Frank Act mandated stress tests be developed and performed by banking organizations with $10 billion or more in total assets to ensure financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. The EGRRCPA gave immediate relief from Dodd-Frank Act and company-run stress testing for banking organizations with less than $250 billion in total consolidated assets. Therefore, BancShares is not subject to Dodd-Frank Act company-run stress testing until such time that it has $250 billion or more in total assets. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated, through inter-agency guidance, the capital planning and risk management practices of institutions with total assets less than $250 billion would continue to be reviewed through the regular supervisory process, including through the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) for banking organizations with $100 billion or more in total assets. As a result of the consummation of the CIT Merger, BancShares has over $100 billion in total consolidated assets, and we expect to be subject to supervisory stress testing by the Federal Reserve under the CCAR process as a Category IV banking organization in accordance with the applicable transition provisions. BancShares has made substantial progress in developing policies, programs, and systems designed to comply with capital planning and stress testing requirements.
•The Volcker Rule. The Volcker Rule was promulgated to implement provisions of the Dodd-Frank Act. It prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The EGRRCPA exempted many financial institutions with total consolidated assets of less than $10 billion from the Volcker Rule, but it continues to apply to BancShares. However, the Volcker Rule does not significantly impact our operations as we do not have any significant engagement in the businesses it prohibits.
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
•Reciprocal Deposits are not treated as Brokered Deposits. Section 29 of the Federal Deposit Insurance Act (the “FDI Act”) and the FDIC’s implementing regulations limit the ability of an insured depository institution to accept brokered deposits unless the institution is well-capitalized under the prompt corrective action under the FDI Act, or the insured depository institution is adequately capitalized and obtains a waiver from the FDIC. Insured depository institutions that are less than well-capitalized are not able to accept brokered deposits, and are subject to restrictions on the interest rates paid on deposits. In addition, deposits that are considered “brokered” are subject to higher deposit assessments. EGRRCPA amended the FDI Act to add a limited exception under which insured depository institutions that are well-capitalized or adequately capitalized and meet certain other criteria are able to exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (defined generally as deposits received by a depository institution through a deposit placement network with the same maturity and in the same aggregate amount as deposits placed by the depository institution in other network institutions). In addition, in December 2020, the FDIC amended its regulations governing “brokered deposits” to clarify and modernize this regulatory framework. Notable aspects of the final rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (2) the identification of a number of business relationships that qualify for the “primary purpose” exception for agents to avoid being deemed a “deposit broker” for the placement of funds with depository institutions; (3) the establishment of a more transparent application process for entities that seek to rely upon the “primary purpose” exception but do not qualify for one of the identified exceptions for business relationships deemed to satisfy the “primary purpose” exception; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with one insured depository institution are not considered a “deposit broker.” The final rule became effective April 1, 2021, with full compliance required by January 1, 2022.

First Citizens BancShares, Inc.
General. As a bank holding company registered under the BHCA, the Parent Company is subject to supervision, regulation and examination by the Federal Reserve. As a “financial holding company” (“FHC”), the Parent Company may engage in or acquire and retain the shares of a company engaged in activities that are “financial in nature” as long as the Parent Company continues to meet the eligible requirements for FHC status, including that the Parent Company and FCB each remain “well-capitalized” and “well-managed.” Activities that are “financial in nature” include securities underwriting, dealing and market making, advising mutual funds and investment companies, insurance underwriting and agency, merchant banking, and any activities that the Federal Reserve in consultation with the Secretary of the Treasury determines to be in “financial in nature,” “complementary” or “incidental” to such financial activity. The Parent Company is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (“NCCOB”).
Enhanced Prudential Standards and Enhanced Supervision. A bank holding company with total consolidated assets of $250 billion or more is subject to enhanced prudential standards under the Dodd-Frank Act, as amended by EGRRCPA. A bank holding company with $100 billion or more in assets, but less than $250 billion in assets is subject to certain enhanced prudential standards based on the Tailoring Rules. Under the Tailoring Rules, banking organizations are grouped into four categories, based on asset size, off-balance sheet exposure, nonbank assets, weighted short-term wholesale funding, and cross-jurisdictional activities. Category I banking organizations (i.e., large banks that have been designated as global systemically important banks) are subject to the most stringent enhanced prudential requirements, and Category IV banking organizations (i.e., between $100 billion and $250 billion in total consolidated assets, and less than $75 billion in nonbank assets, off-balance sheet exposure, cross-jurisdictional activities, and weighted short-term wholesale funding) are subject to the least stringent requirements.
As a result of the CIT Merger, BancShares has total consolidated assets in excess of $100 billion and therefore, expects to be required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. In planning for the CIT Merger, BancShares developed policies, programs, and systems designed to meet such enhanced prudential standards, including annual capital plan submissions and supervisory stress testing by the Federal Reserve under CCAR, enhanced enterprise-wide risk management requirements, and enhanced liquidity management requirements, including liquidity stress tests and liquidity buffer requirements. In the event BancShares’ assets grow to meet or exceed the thresholds for the asset size or other risk-based factors, BancShares will be subject to other enhanced prudential standards on a tailored basis. For example, if BancShares has $50 billion or more in weighted short-term wholesale funding, it will be subject to modified liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”) requirements. In the event BancShares becomes a Category III banking organization, BancShares will be subject to full or reduced LCR and NSFR requirements, annual company-run capital stress testing, resolution planning requirements, annual supervisory capital stress testing under CCAR, additional risk-based capital requirements (countercyclical buffer), the supplementary leverage ratio, and additional liquidity reporting requirements.
Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Parent Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities financial in nature include securities underwriting and dealing, serving as an insurance agent and underwriter and engaging in merchant banking.
Acquisitions. A bank holding company must obtain approval from the Federal Reserve prior to directly or indirectly acquiring ownership or control of 5% of the voting shares or substantially all of the assets of another bank holding company or bank or prior to merging or consolidating with another bank holding company.

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
Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Subsidiary Bank - FCB.” As of December 31, 2021, the total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk based capital, and Tier 1 leverage ratios (collectively “Regulatory Capital Ratios”) of BancShares were 14.35%, 12.47% 11.50%, and 7.59%, respectively, and each capital ratio listed above exceeded the applicable Basel III (as defined below) minimums and the well-capitalized thresholds as further addressed under “Shareholders’ Equity and Capital Adequacy” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Subject to its capital requirements and certain other restrictions, the Parent Company is able to borrow money to make capital contributions to FCB and such loans may be repaid from dividends paid by FCB to the Parent Company. As a result of the CIT Merger, BancShares expects to be a Category IV banking organization and expects to be required to submit an annual capital plan to the Federal Reserve in accordance with the applicable transition provisions. BancShares will also be subject to biennial supervisory stress testing under the Federal Reserve’s CCAR process, and the stress capital buffer calculated by the Federal Reserve under CCAR will replace the static 2.5% percent component of our capital conservation buffer.
The CCAR supervisory stress tests are distinct from Dodd-Frank Act company-run stress testing (“DFAST”), and BancShares will not be subject to DFAST requirements until it has $250 billion or more in total consolidated assets, pursuant to the EGRRCPA.
Source of Strength. Under the Dodd-Frank Act, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Parent Company is expected to commit resources to support FCB, including times when the Parent Company may not be in a financial position to provide such resources. Any capital loans made by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
Safety and Soundness. The federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and to the FDIC insurance fund in the event of a depository institution default. As noted above, BancShares expects to be a Category IV banking organization and expects to be subject to enhanced prudential standards and enhanced supervision under the Tailoring Rules subject to the applicable transition periods.
Limits on Dividends and Other Payments. The Parent Company is a legal entity, separate and distinct from its subsidiaries. Revenues of the Parent Company primarily result from dividends received from FCB. There are various legal limitations applicable to the payment of dividends by FCB to the Parent Company and to the payment of dividends by the Parent Company to its shareholders. The payment of dividends by FCB or the Parent Company may be limited by certain factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit FCB or the Parent Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of FCB or the Parent Company, could be deemed to constitute such an unsafe or unsound practice. BancShares expects to be a Category IV banking organization and expects to be required to submit a capital plan annually to the Federal Reserve in accordance with the applicable transition provisions. The annual capital plan will include planned capital distributions over a specified forecasting horizon. BancShares expects to be subject to biennial supervisory capital stress testing under the Federal Reserve’s CCAR process. The stress capital buffer would replace the static 2.5% component of the capital conservation buffer with a capital buffer that is based on supervisory stress test results and the Parent Company’s planned capital distributions. BancShares’ supervisory stress testing results under CCAR could impact the ability of the Parent Company to declare dividends or make other capital distributions, including common share repurchases.
Additionally, under the FDI Act, insured depository institutions, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” as such term is used in the statute. Additionally, under Basel III capital guidelines, banking institutions with a Regulatory Capital Ratio above the Basel III minimum, but below the Basel III requirement will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Based on FCB’s current financial condition, the Parent Company currently does not expect these provisions to have any material impact on its ability to receive dividends from FCB. The Parent Company’s non-bank subsidiaries pay dividends to the Parent Company periodically on a non-regulated basis.
Subsidiary Bank - FCB
General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the NCCOB. Deposit obligations are insured by the FDIC to the maximum legal limits. As a subsidiary of a Category IV banking organization, we expect FCB will be subject to enhanced prudential standards for insured depository subsidiaries under the FDIC’s regulations in accordance with the applicable transition provisions.
Capital Requirements. Federal banking agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening previous capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015 and the associated capital conservation buffers of 2.5% were fully phased in by January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Additionally, federal banking agencies have developed Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The following table includes the Basel III requirements and PCA well-capitalized thresholds for the Regulatory Capital Ratios.

	Basel III Minimums	Basel III Conservation Buffers	Basel III Requirements	PCA Well-Capitalized Thresholds
Regulatory Capital Ratios
Total risk-based capital	8.00%	2.50%	10.50%	10.00%
Tier 1 risk-based capital	6.00	2.50	8.50	8.00
Common equity Tier 1	4.50	2.50	7.00	6.50
Tier 1 leverage	4.00	—	4.00	5.00
Failure to meet regulatory capital requirements may result in certain actions by regulators that could have a direct material effect on FCB’s consolidated financial statements. As of December 31, 2021, FCB exceeded the applicable Basel III requirements and the well-capitalized thresholds as further addressed under “Shareholders’ Equity and Capital Adequacy” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Covered Insured Depository Institution Contingency Planning Requirements. Under the FDIC’s “covered insured depository institution” rule (the “CIDI Rule”), an insured depository institution with $50 billion or more in total assets is required to submit periodically to the FDIC a contingency plan for the resolution of the institution in the event of its failure (“Resolution Plan”). The FDIC requires the Resolution Plan to ensure that the FDIC, as receiver, would be able to resolve the institution pursuant to the receivership provisions of the FDI Act. In April 2019, the FDIC issued an advance notice of proposed rule making to amend the CIDI Rule, and suspended the requirement to submit Resolution Plans until further notice. In January 2021, the FDIC announced that it would resume Resolution Plan requirements for insured depository institutions with $100 billion in assets. On June 25, 2021, the FDIC issued a policy statement, describing a new framework for the implementation of the CIDI Rule. The FDIC has stated that it will provide covered insured depository institutions with 12 months advance notice prior to the submission deadline of its Resolution Plan.
FCB has not previously submitted a Resolution Plan under the CIDI Rule. As an insured depository institution with more than $100 billion in total assets, FCB will be expected to submit its first Resolution Plan under the CIDI Rule once notified by the FDIC.
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
FCB receives management fees from its subsidiaries and the Parent Company for expenses incurred for performing various functions on their behalf. These fees are charged to each company based upon the estimated cost for usage of services by that company. The fees are eliminated from the consolidated financial statements.
Community Reinvestment Act. FCB is subject to the requirements of the Community Reinvestment Act of 1977 (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low-and-moderate-income neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions would be imposed on our operating activities. In addition, in order for a financial holding company, like the Parent Company, to commence any new activity permitted by the BHCA or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.
As part of the CIT Merger, BancShares adopted a community benefit plan, developed in collaboration with representatives of community reinvestment organizations, for the combined bank. Under the Community Benefit Plan, FCB will invest $16 billion in the communities served by FCB, including $2.5 billion in home purchase mortgage loans focusing on low- and moderate-income and minority borrowers in majority-minority (“MM”) geographies and $5 million in discounts or subsidies on home purchase and home improvement loans to borrowers in MM census tracts in the combined bank’s footprint in California.
Anti-Money Laundering and the United States Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) Regulation. Governmental policy in recent years has been aimed at combating money laundering and terrorist financing. The BSA and subsequent laws and regulations require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded AML and financial transparency laws and regulations by imposing new compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as rules promoting cooperation among financial institutions, regulators and law enforcement entities in identifying persons who may be involved in terrorism or money laundering. These rules were expanded to require new customer due diligence and beneficial ownership requirements in 2018.
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
On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to Suspicious Activity Reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Treasury Department and FinCEN to promulgate rules. On December 8, 2021, FinCEN issued proposed regulations that would implement the amendments with respect to beneficial ownership.

Consumer Laws and Regulations. FCB is also subject to certain laws and regulations designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act. The laws and related regulations mandate certain disclosures and regulate the manner in which financial institutions transact business with certain customers. FCB must comply with these consumer protection laws and regulations in its relevant lines of business.
To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the CFPB is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (RESPA), the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.
Under TILA, as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate Qualified Mortgages (“QMs”), which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay (“ATR”) requirements. In general, a QM is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3% of the total loan amount.
On December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict 43% DTI threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the APR does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of “seasoned” QMs for loans that meet certain performance requirements. That rule allows a non-QM loan or a “rebuttable presumption” QM loan to receive a safe harbor from ATR liability at the end of a “seasoning” period of at least 36 months as a “seasoned QM” if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the “seasoning period.” The mandatory compliance date under the first final rule was July 1, 2021, but subsequently was delayed by the CFPB to October 1, 2022. The second final rule will apply to covered transactions for which institutions receive an application after the compliance date for the first final rule.
Additionally, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an insured depository institution with total assets of more than $10 billion, FCB is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, FCB operates in a stringent consumer compliance environment. The CFPB has been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the FDIC and states attorneys general, also have become increasingly active in this area with respect to institutions over which they have jurisdiction.
Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the Depositors Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on BancShares’ operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. Refer to Item 1A. Risk Factors below for a more extensive discussion of this topic.

Other Regulations applicable to the Parent Company and FCB
Privacy, Data Protection, and Cybersecurity. We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. Financial institutions, such as us, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information.
Consumers must be notified in the event of a data breach under applicable state laws. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act of 2018, (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including for information that is collected, processed, sold or disclosed pursuant to the GLBA. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency to be appointed shortly after the CPRA’s enactment. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses. Similar laws have and may be adopted by other states where BancShares does business.
In addition, multiple other states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents (the “Cybersecurity Rule”). Specifically, the Cybersecurity Rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the Cybersecurity Rule. Banks’ service providers are required under the Cybersecurity Rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The Cybersecurity Rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements by May 1, 2022. We are actively working on updating processes to ensure compliance.
Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. If adopted, these enhanced standards will apply to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more, which includes the Parent Company and FCB.
Climate-Related Regulation and Risk Management. In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, such as BancShares, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risk as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. The OCC has also indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks.
Other Regulated Subsidiaries
As noted above, certain subsidiaries of the Parent Company and FCB are subject to regulation, supervision, and examination by the SEC, FINRA, state regulatory agencies, and other regulatory authorities as “regulated entities.”
FCB’s insurance activities are subject to licensing and regulation by state insurance regulatory agencies. Each of CIT's insurance subsidiaries acquired by FCB in the CIT Merger is also licensed and regulated in the states in which the subsidiaries conduct insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things: licensing companies and agents to transact business; establishing statutory capital and reserve requirements and the solvency standards that must be met and maintained; regulating certain premium rates; reviewing and approving policy forms; regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements; approving changes in control of insurance companies; restricting the payment of dividends and other transactions between affiliates; and regulating the types, amounts and valuation of investments. CIT’s Vermont insurance captive subsidiary (acquired in the CIT Merger) is required to file reports, generally including detailed annual financial statements, with the insurance regulatory authority, and its operations and accounts are subject to periodic examination by such authorities.
Specialty business operations that were under CIT’s Commercial Finance Division prior to the CIT Merger, and specifically the Rail, Maritime, and other equipment financing operations, are subject to various laws, rules, and regulations administered by authorities in jurisdictions where business is conducted. In the United States, equipment financing and leasing operations, including for railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters.
Available Information

The Parent Company does not have its own separate Internet website. However, FCB’s website (www.firstcitizens.com) includes a hyperlink to the SEC website where the public may obtain copies of BancShares’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information electronically filed by BancShares. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report.
Item 1A. Risk Factors
Risk Factor Summary

We are subject to a number of risks and uncertainties that could have a material impact on our business, financial condition and results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We encounter risks as part of the normal course of our business, and our success is dependent on our ability to identify, understand and manage the risks presented by our business activities. We categorize risks into the following areas, and the principal risks and uncertainties that management believes make an investment in us speculative or risky are summarized within their respective areas:

•Strategic Risks: The risks to our earnings or capital arising from our business decisions or improper implementation of those decisions.
◦We may be adversely affected by risks associated with completed, pending or any potential future acquisitions.

◦We may fail to realize all of the anticipated benefits of the CIT Merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with the acquired operations.

•Operational Risks: The risks of loss resulting from inadequate or failed processes, people and systems or from external events, including, but not limited to, the COVID-19 pandemic.
◦We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.
◦A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure. This could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.
◦The continued economic impacts of the COVID-19 pandemic are expected to continue to affect our business, financial condition and results of operations.

•Credit Risks: The risks that a borrower will fail to perform on an obligation or that our risk management processes will fail or be insufficient.
◦If we fail to effectively manage credit risk, our business and financial condition will suffer.
◦Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

•Market Risks: The risks to our financial condition resulting from adverse movements in market rates or prices, including, but not limited to, interest rates, foreign exchange rates or equity prices.
◦Unfavorable economic or political conditions, as considered through a range of metrics, have and could continue to adversely affect our business.
◦Failure to effectively manage our interest rate risk could adversely affect us.

•Liquidity Risks: The risks that we will be unable to meet our obligations as they come due because of an inability to (i) liquidate assets or obtain adequate funding, or (ii) unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions, or that we will not meet the liquidity management requirements we expect to be applicable to us as a Category IV banking organization, subject to the applicable transition periods.
◦If our current level of balance sheet liquidity were to experience pressure, it could affect our ability to pay deposits and fund our operations.
◦We expect to be subject to enhanced liquidity risk management requirements as a Category IV banking organization, subject to the applicable transition periods, including reporting, liquidity stress testing, and a liquidity buffer, and failure to meet these requirements could result in regulatory and compliance risks, and possible restrictions on our activities.

•Capital Adequacy Risks: The risks that our capital levels are inadequate to preserve our safety and soundness, support our ongoing business operations and strategies and provide us with support against unexpected or sudden changes in the business/economic environment.
◦Our ability to grow is contingent upon access to capital, which may not be readily available to us.
◦We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

•Compliance Risks: The risks of loss or reputational harm to us resulting from regulatory sanctions, fines, penalties or losses due to our failure to comply with laws, rules, regulations or other supervisory requirements applicable to us.
◦We operate in a highly regulated industry, and the laws and regulations that govern our operations, taxes, corporate governance, executive compensation and financial accounting and reporting, including changes in them or our failure to comply with them, may adversely affect us.
◦We face compliance risks related to the specialty commercial business lines acquired from CIT.

•Asset Risks: The risks that the value of our long-lived assets will be lower than expected, resulting in reduced income or depreciation over the remaining life of the asset or a lower sale value.
◦We may not be able to realize our entire investment in the equipment that we lease to our customers.

•Financial Reporting Risks: The risks that our financial information is reported incorrectly or incompletely, including through the improper application of accounting standards or other errors or omissions.
◦Accounting standards may change and increase our operating costs or otherwise adversely affect our results.
◦Our accounting policies and processes are critical to the reporting of our financial condition and results of operations. They require management to make estimates about matters that are uncertain, and such estimates may be incorrect.

The risks and uncertainties that management believes are material to an investment in us are described below. Additional risks and uncertainties that are not currently known to management or that management does not currently deem material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, we could be adversely affected, and the market price of our securities could significantly decline.

Strategic Risks

We may be adversely affected by risks associated with completed, pending or any potential future acquisitions.

We plan to continue to grow our business organically. However, we have pursued and expect to continue to pursue acquisition opportunities that we believe support our business strategies and may enhance our profitability. We must generally satisfy a number of material conditions prior to consummating any acquisition including, in many cases, federal and state regulatory approval. We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain required regulatory approvals in a timely manner or at all, or the approval for such opportunity could include conditions imposing additional costs or limitations that reduce the anticipated related benefits. On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy encouraging the United States Attorney General along with the federal banking agencies to review the framework for evaluating bank mergers and acquisitions under the BHC Act and the Bank Merger Act. Additionally, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of bank merger proposals. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the regulatory framework for approval of bank mergers could adversely affect the marketplace for bank merger transactions and could result in potential future acquisitions by us being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions that we may be able to acquire in the future or alter the terms for such transactions.

We may be unsuccessful in identifying, consummating or integrating any potential acquisitions. Acquisitions of financial institutions, assets of financial institutions or other operating entities involve operational risks and uncertainties, and acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, additional regulatory requirements or difficulty retaining key employees and customers.

Due to these and other issues relating to acquisitions, we may not be able to realize projected cost savings, synergies or other benefits associated with any such acquisition. Failure to efficiently integrate any acquired entities or assets into our existing operations could significantly increase our operating costs and consequently have material adverse effects on our financial condition and results of operations.

We may fail to realize all of the anticipated benefits of the CIT Merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with the acquired operations.

The success of the CIT Merger, including anticipated benefits and cost savings, will depend, in substantial part, on our ability to successfully integrate the acquired operations in a manner that results in various benefits, such as anticipated synergies or cost savings, and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations has resulted in a loss of key personnel and could cause an interruption of, or loss of momentum in, the activities of our business. Inconsistencies in standards, controls, procedures and policies could adversely affect us. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the acquired operations could have an adverse effect on our business, financial condition, operating results and prospects.

If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits of the CIT Merger in a timely manner or at all. In particular, the impacts of the pandemic caused by COVID-19 and its variants may make the integration more costly or more difficult to effect, which, in turn, may make it more difficult for us to realize anticipated synergies or cost savings in the amounts estimated or in the time frame contemplated or at all.

We have incurred and expect to continue to incur substantial expenses related to the integration of the operations acquired in connection with the CIT Merger.

There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the consummation of the CIT Merger, and integration remains in process and is expected to continue for some time. While we have attempted to accurately forecast a certain level of expenses that will be incurred in connection with such integration, there are many factors beyond our control that have affected and could continue to affect the total amount and the timing of the integration expenses. Moreover, many of the integration expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could materially exceed our current estimates and, consequently, could materially adversely affect our future earnings.

Our future results will suffer if we do not effectively manage our expanded operations following the CIT Merger.

Following the consummation of the CIT Merger, the size and geographic and operational scope of our business has increased significantly. The CIT Merger more than doubled our asset size, increased the breadth and complexity of our business with the addition of new business lines in which we have not previously engaged and expanded our geographic scope to new geographic areas. Our future success depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new and expanded operations and associated increased costs and complexity. We may be unsuccessful in this regard or fail to realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the CIT Merger.

We encounter significant competition that may reduce our market share and profitability.

We compete with other banks and specialized financial services providers in our market areas. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; leasing companies; various wealth management providers; independent and captive insurance agencies; mortgage companies; and other non-bank providers of financial services. Some of our larger competitors, including certain banks with a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our non-bank competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal or state income taxes. The fierce competitive pressures that we face adversely affect pricing for many of our products and services.

Additionally, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods without involving banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or virtual accounts. Consumers can also complete transactions, such as paying bills or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers. Accordingly, digital asset service providers—which, at present, are not subject to as extensive regulation as banking organizations and other financial institutions—have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt a shareholder might consider to be in their best interests.

Certain provisions contained in our Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation) and Amended and Restated Bylaws (our “Bylaws”) could delay or prevent the removal of our directors and other management. The provisions could also delay or make more difficult a tender offer, merger or proxy contest a shareholder might consider to be in their best interests. For example, our Certificate of Incorporation and Bylaws:

•allow the Board to issue and set the terms of preferred shares without further shareholder approval;
•limit who can call a special meeting of shareholders; and
•establish advance notice requirements for nominations for election to the Board and proposals of other business to be considered at annual meetings of shareholders.

These provisions, as well as provisions of the BHCA and other relevant statutes and regulations that require advance notice and applications for regulatory approval of changes in control of banks and bank holding companies, may discourage bids for our common stock at a premium over market price, adversely affecting the price that could be received by our shareholders for our common stock. Additionally, the fact that the Holding family holds or controls shares representing approximately 50%, and in the past have held or controlled shares representing more than 50%, of the voting power of our common stock may discourage potential takeover attempts and bids for our common stock at a premium over market price.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders. This could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or shareholder to us or our shareholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Accordingly, our choice of forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

We rely on dividends from FCB for paying dividends on our common and preferred stock and servicing our debt obligations, and FCB’s ability to pay us dividends is restricted.

As a financial holding company, we are a separate legal entity from FCB. We derive most of our revenue and cash flow from dividends paid by FCB. These dividends are the primary source from which we pay dividends on our common and preferred stock and interest and principal on our debt obligations. State and federal laws impose restrictions on the dividends that FCB may pay to us. In the event FCB is unable to pay dividends to us for an extended period of time, we may not be able to service our debt obligations or pay dividends on our common or preferred stock, and the inability to receive dividends from FCB could consequently have a material adverse effect on our business, financial condition and results of operations.

Our financial performance depends upon our ability to attract and retain customers for our products and services, which may be adversely impacted by weakened consumer or business confidence and by any inability on our part to predict and satisfy customers’ needs and demands.

Our financial performance is subject to risks associated with the loss of customer confidence and demand. A fragile, weakening or changing economy, or ambiguity surrounding the economic future, may lessen the demand for our products and services. Our performance may also be negatively impacted if we fail to attract and retain customers because we are not able to successfully anticipate, develop and market products and services that satisfy market demands. Such events could impact our performance through fewer loans, reduced fee income and fewer deposits, each of which could result in reduced net income. The COVID-19 pandemic, while disruptive to our customers and the economy, has not led to a significant decline in our products and services to date, but it could if its impact on us and our customers continues or increases in the future.

New technologies, and our ability to efficiently and effectively implement, market and deliver new products and services to our customers present competitive risks.

The financial services industry is continually undergoing rapid technological change with frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The rapid growth of new digital technologies related to the digitization of banking services and capabilities, including through internet services, smart phones and other mobile devices, requires us to continuously evaluate our product and service offerings to ensure they remain competitive. These trends were accelerated by the COVID-19 pandemic increasing demand for mobile banking solutions. Our success depends in part on our ability to adapt and deliver our products and services in a manner responsive to evolving industry standards and consumer preferences. New technologies by banks and non-bank service providers may create risks if our products and services are no longer competitive with then-current standards, and could negatively affect our ability to attract or maintain a loyal customer base. We may not be able to effectively implement new technology-driven products and services that allow us to remain competitive or be successful in marketing these products and services to our customers. These risks may affect our ability to grow and could reduce our revenue streams from certain products and services, while increasing expenses associated with developing more competitive solutions, which could adversely affect our results of operations and financial condition.

Operational Risks

We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.

Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees and internal and third party automated systems to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain appropriate operational infrastructure and oversight can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations, all of which could have a material adverse impact on our business, financial condition and results of operations. Our internal controls that are intended to safeguard and maintain our operational and organizational infrastructure and information have inherent limitations and may not be successful.

A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure. This could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.

Our businesses are highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks, which may provide a point of entry for adverse effects on our own network environment.
We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyber attacks. These cyber attacks include computer viruses, malicious or destructive code, ransomware, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damages to systems, or other material disruption to our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we have been and will likely continue to be required to expend significant resources to continuously enhance our protective measures and may be required to expend significant resources to investigate and remediate any information security vulnerabilities or incidents. We may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Additionally, a security breach may be difficult to detect, even after it occurs, which may compound the issues related to such breach.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies and the use of the internet to conduct financial transactions. These risks are expected to continue in the future as that proliferation intensifies. For example, we will likely see an increase in cybersecurity risks in the future as we continue to augment our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, financially motivated attacks remain a challenge from a cybercrime perspective due to the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Additionally, the increase of supply chain attacks including third parties with access to our data or those providing critical services, remain an emerging operational issue which could adversely affect our business, customers, reputation and operations.

Although to date we are not aware of any material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches, whether directed at us or third parties, we may suffer such losses or other consequences in the future.

We also face indirect technology, cybersecurity and operational risks relating to the customers and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk or expand our businesses.

Cyber attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business and may encourage further cyber attacks. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and that of our customers, or damage to our customers’ and third parties’ computers or systems, and could result in a violation of applicable data privacy and protection laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could adversely impact our results of operations, liquidity and financial condition.

The continued economic impacts of the COVID-19 pandemic are expected to continue to affect our business, financial condition and results of operations.

Beginning in early 2020, COVID-19 spread across most of the world, including the United States. The COVID-19 pandemic, sustained by the spread of new, more-transmissible coronavirus variants, has continued to cause severe disruptions to the United States economy, regional quarantines, business and school shutdowns, high unemployment, disruptions to supply chains and overall economic instability, which has adversely impacted the operations, activities and business of our customers. Effects have generally been felt across all industries, including financial services.

In response to the national public health crisis, federal, state and local governments have imposed and continue to impose an array of restrictions on the way we conduct our operations and on our customers, business partners, vendors and employees. These restrictions, along with other economic factors including inflation risks, oil price volatility and changes in interest rates have and may continue to destabilize financial markets and negatively impact our customers’ business activities and operations, making it difficult for them to satisfy existing debt obligations. They also have led to periods of elevated unemployment and slower consumer spending, which, in turn, has previously temporarily increased our collection risk as deteriorating economic conditions correlate with lower credit quality metrics and higher customer defaults on loans. Economic pressures and uncertainty have and may continue to change consumer and business behaviors, which, in the short and long term, could affect borrowers’ creditworthiness and the demand for loans and other products and services we offer. We are actively monitoring the loan portfolio to identify changes in credit risk within a specific geography, loan class, or within a particular industry concentration; provision expense could increase as we incorporate these changes into our estimate on the allowance for credit losses.

Additionally, our operations have experienced modification as we continue to operate in a primarily remote working environment for many corporate employees and as we have adjusted branch operations and corporate processes. With continued uncertainty around outbreak severity and vaccine effectiveness and acceptance, particularly in regards to coronavirus variants, there may be increased absenteeism and lost productivity as a result of the remote workforce. We have seen an increased incidence of cybersecurity threats and fraud as cyber-criminals look to profit from the disruption and potential strain on information technology relating to a regularly remote working environment.

The COVID-19 pandemic has significantly reduced demand for goods and service for many customers and other businesses in sectors that we service. In the retail sector, our exposure is primarily in the factoring business, principally in trade receivables, and to a lesser extent in the commercial real estate business. In the hospitality and transportation sectors, we have loan exposures to the restaurant, lodging, gaming, maritime, aviation and rail industries. The significant declines in the price of, or demand for, oil and gas may have negative effects on not only our loan exposures in the exploration and production sector, but may also lead to a decreased demand for our railcars, and could have a significant adverse effect on the demand for ships that are collateral for our loans. Further, we have exposure to small businesses through both equipment loans and leases and through SBA loans, which could be adversely affected by the extensive closure of businesses in many states during the COVID-19 pandemic. We also have exposure to single family residential mortgages, which could be adversely affected by job losses due to the economic dislocation resulting from the COVID-19 pandemic. Further, during the COVID-19 pandemic we implemented several forms of temporary relief to our consumer and commercial customers, including payment deferrals, suspension of foreclosures and evictions, and fee waivers for ATM transactions, overdrafts, and early withdrawal of certificates of deposit, which may adversely affect our revenue and results of operations or result in higher rates of default and increased credit losses in future periods. The effects of the COVID-19 pandemic on economic and market conditions have increased demands on credit facilities that we provide to our customers, which could have an adverse impact on our liquidity.

Market volatility and general uncertainty in the capital markets related to the COVID-19 pandemic may also impact our business. Our access to capital and liquidity could be limited by market disruptions, which could be exacerbated by delays in customer payments or significant withdrawals from customer deposit accounts. In addition, the fair value of our assets and liabilities have been and will continue to be impacted by the changing market environment. This could also increase liquidity and capital adequacy risks, as well as long-lived asset impairment risk.

As the government and its regulatory bodies respond to the COVID-19 pandemic, it increases the burden on our associates to quickly process and respond to changing regulatory guidance. This increases the risk of noncompliance, which could expose us to liability or other adverse effects.

The effects of the COVID-19 pandemic will heighten specific risk factors and could impact substantially all risk factors described herein. Those effects will adversely affect our business operations and results at least until the outbreak has subsided to a manageable level, and the negative effects on the economy, our customers and our business and results likely will continue to be felt for some time afterwards. The full extent of the impact will depend on future developments that are highly uncertain including the duration and spread of the outbreak, its severity, vaccine effectiveness and acceptance, governmental actions to contain the virus (including its variants) and the long-term economic impact, both globally, as well as in our banking markets, which includes the potential for further recession.

We are subject to litigation and other legal liability risks, and our expenses related to such risks may adversely affect our results.

We are subject to litigation risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that have been or may be initiated against us (including against entities that we acquire) from time to time could involve large monetary sums and significant defense costs. During the last credit crisis, we saw the number of cases and our expenses related to those cases increase and expect to see the same in future credit crises. The outcomes of such cases are always uncertain until finally adjudicated or resolved.
In the course of our business, we may foreclose on and take title to real estate that contains or was used in the manufacture or processing of hazardous materials or that is subject to other environmental risks. In addition, we may lease equipment to our customers that is used to mine, develop, process or transport hazardous materials. As a result, we could be subject to environmental liabilities or claims for negligence, property damage or personal injury with respect to these properties or equipment. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, accidents or other hazardous risks, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site or equipment involved in a hazardous incident, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination, property damage, personal injury or other hazardous risks emanating from the property or related to the equipment.

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

Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and regulatory actions which could adversely affect our results of operations and financial condition. For additional information, refer to the Notes to the Consolidated Financial Statements, Note T, Commitments and Contingencies, in this Annual Report on Form 10-K.

We depend on qualified personnel for our success and may not be able to retain or attract such personnel.

Our success depends to a great extent on our ability to attract and retain highly skilled and qualified executive officers and management, financial, compliance, technical, operations, sales, and support employees, which has taken on heightened importance because of the significant expansion of the size and geographic and operational scope of our business that occurred in connection with the CIT Merger. We face significant competition in the recruitment of qualified executive officers and employees. Losses of, or changes in, our current executive officers or other personnel and their expertise and services, or substantial increases in the costs of employee compensation or benefits, may disrupt our business and could adversely affect our financial condition and results of operations. We have developed an executive officer succession plan, but it may be ineffective, or we may fail in implementing it. We may be unsuccessful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies, all of which could cause those strategies to fail or be less successful than they would otherwise be.

Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. In October 2021, the SEC signaled a renewed interest in its incentive compensation rulemaking initiative by re-opening the comment period on a proposed rule regarding “clawbacks” of incentive-based executive compensation. If as a result of complying with such rules we are unable to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected.

We are exposed to losses related to fraud.

As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit and hide fraudulent activity. Fraudulent activity that we are exposed to can come in many forms, including debit card/credit card fraud, check fraud, wire fraud, electronic scanning devices attached to ATM machines, social engineering, digital fraud and phishing attacks to obtain personal information and fraudulent impersonation of our customers through the use of falsified or stolen credentials. We expect that combating fraudulent activities as they evolve will require continued ongoing investments and attention in the future as significant fraud could cause us direct losses or impair our customer relationships, among other potential consequences, adversely impacting our reputation or results of operation.
Our business and financial performance could be impacted by natural or man-made disasters, global pandemics, acts of war or terrorist activities, climate change or other adverse external events.

Natural or man-made disasters (including, but not limited to, earthquakes, hurricanes, tornadoes, floods, fires, pollution, and explosions), global pandemics, acts of war, terrorist activities, climate change or other adverse external events could hurt our financial performance (i) directly through damage to our facilities or other impacts to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina, South Carolina, California, Texas, New York and Florida, including areas where our facilities and retail and commercial customers have been and in the future could be impacted by hurricanes and flooding, earthquakes or wildfires. We also do business in Georgia, Virginia, Nebraska, Arizona, New Jersey, Hawaii, Nevada, as well as in Canada, all of which also include areas significantly exposed to the foregoing risks. We could also suffer adverse results to the extent that disasters, wars, terrorist activities, riots or civil unrest affect the broader markets or economy or our operations specifically. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events, and such quality and ability may be inadequate.

There has been increasing political and social attention to the issue of climate change. Federal and state legislators and regulatory agencies have proposed and continue to advance numerous legislative and regulatory initiatives seeking to mitigate the negative effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would expect to experience increased compliance costs and other compliance-related risks. Such climate change-related measures may also result in the imposition of taxes and fees, the required purchase of emission credits or the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs.

We are unable to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to us. For example, an increase in the frequency or magnitude of natural disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers. Consumers and businesses in communities that we serve may change their behavior and preferences as a result of these issues and new climate change laws and regulations aimed at mitigating climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities; however, we could experience a drop in demand for our products and services, particularly in certain sectors. We may also be subject to adverse action from our regulators or other third parties, such as environmental advocacy organizations, in relation to how our business relates to or has addressed or failed to address climate change-related risks. Each of these outcomes could have a material adverse effect on our financial condition and results of operations.

We rely on third party vendors to provide key components of our business infrastructure, and our vendors may be responsible for or contribute to failures that adversely affect our operations.

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers. Third party vendors also present information security risks to us, both directly and indirectly through our customers. Our monitoring of significant vendor risks, including the financial stability of critical vendors, may be inadequate and incomplete. Vendor risks in particular are compounded by the COVID-19 pandemic, as unexpected disruptions can impact a third party vendor’s operations with little warning. The failure of a critical third party vendor to provide key components of our business infrastructure could substantially disrupt our business and cause us to incur significant expense while harming our relationships with our customers.

The quality of our data could deteriorate and cause financial or reputational harm to the Bank.

Our Data Governance program is reliant on the execution of procedures, process controls and system functionality, and errors may occur. Incomplete, inconsistent, or inaccurate data could lead to non-compliance with regulatory requirements and result in fines. Additionally, adverse impacts on customers could result in reputational harm and customer attrition. Inaccurate or incomplete data presents the risk that business decisions relying on such data will prove inefficient, ineffective or harmful to us. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurate or incomplete data, which could have a wide range of adverse consequences such as legal liability and reputational harm.

Malicious action by an employee could result in harm to our customers or the Bank.

Several high-profile cases of employee misconduct have occurred at other financial institutions. Such an event may lead to large regulatory fines, as well as an erosion in customer confidence, which could impact our financial and competitive position. Our employee code of ethics and policies governing our compensation, conduct and sales practices may be inadequate to deter and respond to potential employee misconduct.

Credit Risks

If we fail to effectively manage credit risk, our business and financial condition will suffer.

Effectively managing credit risks is essential for the operation of our business. There are credit risks inherent in making any loan, including risks of repayment, risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Our loan approval procedures and our credit risk monitoring may be or become inadequate to appropriately manage the inherent credit risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business, consolidated results of operations and financial condition because it may lead to loans that we make not being paid back in part or in full on a timely basis or at all.

Our allowance for credit losses may prove to be insufficient to absorb losses in our credit portfolios.

We maintain an allowance for credit losses (“ACL”) that is designed to cover expected credit losses on loans that borrowers may not repay in their entirety. A reserve is also maintained in other liabilities to cover expected losses for unfunded commitments. The ACL may not be sufficient to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Accounting measurements related to asset impairment and the ACL require significant estimates that are subject to uncertainty and revisions driven by new information and changing circumstances. The significant uncertainties surrounding our borrowers’ abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary substantially from current estimates. We also expect fluctuations in the ACL due to economic changes nationally as well as locally within the states in which we conduct business. This is especially true as the economy reacts to the continuation of and potential recovery from the COVID-19 pandemic. The reserve related to unfunded commitments may not be sufficient to cover actual losses, and future provisions for such losses could also materially and adversely affect our operating results and are also subject to significant uncertainties and fluctuations, particularly in light of the COVID-19 pandemic.

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

Our concentration of loans to borrowers within the medical and dental industries, as well as the rail business, could impair our earnings if those industries experience economic difficulties.

Statutory or regulatory changes relevant to the medical and dental industries, or economic conditions in the market generally, could negatively impact these borrowers’ businesses and their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Consequently, we could be required to increase our ACL through additional provisions on our income statement, which would reduce reported net income.
Due to our substantial concentration in our rail business, if there is a significant downturn in shipping by railcar, it could have a material adverse effect on our business and results of operations. The COVID-19 pandemic has created volatility and uncertainty in the economy, which has and is expected to continue to adversely impact our rail business. As described above, the significant declines in the price of, and demand for, oil and gas may lead to a decreased demand for our railcars.

Economic conditions in real estate markets impacting collateral values and our reliance on junior liens may adversely impact our business and our results of operations.

Real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized over time. Our reliance on junior liens is concentrated in our consumer revolving mortgage loan portfolio. Approximately two-thirds of the consumer revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan becoming effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Our financial condition could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to numerous financial services providers, including banks, securities brokers and dealers and other financial services providers. Our monitoring of the financial conditions of financial institutions with which we have credit exposure is inherently limited and may be inadequate, and transactions with those institutions expose us to credit risk through the possibility of counterparty default.

Market Risks

Unfavorable economic or political conditions, as considered through a range of metrics, have and could continue to adversely affect our business.

Our business is subject to periodic fluctuations based on international, national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled and have had and may continue to have or further have a material adverse impact on our operations and financial condition. Our banking operations are primarily located within several states but are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. The markets in which we have the greatest presence are North Carolina, South Carolina, California, Texas, New York, Florida and Canada. Worsening economic conditions within our markets, particularly within those with our greatest presence, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions, rail industry conditions and conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates, foreign currency exchange rate fluctuations and other factors could weaken the economies of the communities we serve and otherwise adversely affect our business. Thus far, this includes declines in fee income and impacts on the fair value of our equity securities, but could create additional adverse impacts to provision for credit losses and declines in demand for our products and services.

We conduct limited business operations in certain foreign jurisdictions, and we engage in certain cross border lending and leasing transactions. An economic recession or downturn or business disruption associated with the political environments in the international markets in which we operate could similarly adversely affect us.

In addition, the political environment, the level of United States debt and global economic conditions can have a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.

Failure to effectively manage our interest rate risk could adversely affect us.

Our results of operations and cash flows are highly dependent upon net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve’s Federal Open Market Committee (“FOMC”). Changes in monetary policy could influence interest income, interest expense, and the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income, could be adversely impacted.
As interest rates rise, our interest expense will increase and our net interest margins may decrease, negatively impacting our performance and our financial condition. To the extent banks and other financial services providers compete for interest-bearing deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates. If we decide to compete with those higher interest rates, our cost of funds could increase and our net interest margins could be reduced. Additionally, higher interest rates may impact our ability to originate new loans. Increases in interest rates could adversely affect the ability of our borrowers to meet higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs.

The forecasts of future net interest income by our interest rate risk monitoring system are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates. In response to the economic conditions resulting from the outbreak of the COVID-19 pandemic, the Federal Reserve’s target federal funds rate has been reduced nearly to 0%. Stimulus payments related to the COVID-19 pandemic made by the federal government to businesses, non-profit organizations, taxpayers and others have had the incidental effect of adding to inflationary pressures. In an effort to counteract such pressures, the Federal Reserve has signaled its intent to raise interest rates in 2022. Increased interest rates may increase the cost of deposits and our other funding sources.

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

The performance of equity securities and corporate bonds in our investment securities portfolio could be adversely impacted by the soundness and fluctuations in the market values of other financial institutions.

Our investment securities portfolio contains certain equity securities and corporate bonds of other financial institutions. As a result, a portion of our investment securities portfolio is subject to fluctuation due to changes in the financial stability and market value of other financial institutions, as well as interest rate sensitivity to economic and market conditions. Such fluctuations could reduce the value of our investment securities portfolio and consequently have an adverse effect on our results of operations. We have seen volatile earnings impacts related to the fair value of equity securities in recent periods.

We may be adversely impacted by the transition from LIBOR as a reference rate.

We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, to facilitate an orderly LIBOR transition, the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month United States dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining United States dollar LIBOR settings. In the United States, efforts to identify a set of alternative United States dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (the “ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between the Bank’s costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. To further reduce differences between replacement indices and substitute indices, some market practitioners have also gravitated towards credit sensitive alternative reference rates besides SOFR. At this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, there is still uncertainty around how quickly replacement reference rates will develop sufficient liquidity and industry-wide usage, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

The transition from LIBOR is complex and is expected to create additional costs and risks. Since proposed replacement reference rates, such as SOFR, are calculated differently, payments under contracts referencing such rates will differ from those referencing LIBOR. If LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. Consequently, failure to adequately manage this transition process with our customers could adversely impact our reputation and potentially introduce additional legal risks. The replacement reference rates could also result in a reduction in our interest income. We may also receive inquiries and other actions from regulators with respect to our preparation and readiness for the replacement of LIBOR with replacement reference rates. The transition will change our market risk profiles, requiring changes to risk and pricing models, systems, contracts, valuation tools and product design, and failure to adequately manage this transition process could consequently have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill may decline in the future.

At December 31, 2021, we had $346.1 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results.

The market price of our common stock may be volatile due to its relative illiquidity and other factors.

Although publicly traded, our common stock, particularly our Class B common stock, has less liquidity and public float than many other large, publicly traded financial services companies. Lower liquidity increases the price volatility of our common stock and could make it difficult for our shareholders to sell or buy our common stock at specific prices.

Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors, including expectations of financial and operating results, actual operating results, actions of institutional shareholders, speculation in the press or the investment community, market perception of acquisitions, including the CIT Merger, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry. For example, the closing price per share of our Class A common stock on the Nasdaq Global Select Market ranged from a low of $568.46 to a high of $907.04 during the year ended December 31, 2021.

Liquidity Risks

If our current level of balance sheet liquidity were to experience pressure, it could affect our ability to pay deposits and fund our operations.

Our deposit base represents our primary source of core funding and balance sheet liquidity. We typically have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to non-core funding such as borrowings from the Federal Home Loan Bank and the Federal Reserve, Federal Funds purchased lines and brokered deposits. While we maintain access to these non-core funding sources, some sources are dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend. Failure to access sources of liquidity may affect our ability to pay deposits and fund our operations.

We expect to be subject to enhanced liquidity risk management requirements as a Category IV banking organization, subject to the applicable transition periods, including reporting, liquidity stress testing, and a liquidity buffer, and failure to meet these requirements could result in regulatory and compliance risks, and possible restrictions on our activities.

As a result of the consummation of the CIT Merger, our total consolidated assets exceed $100 billion, and therefore we expect to be subject to enhanced liquidity risk management requirements as a Category IV banking organization, including reporting, liquidity stress testing and a liquidity buffer, subject to the applicable transition periods. Were we to meet or exceed certain thresholds for asset size and other risk-based factors, we would become subject to additional requirements under the Tailoring Rules. We expect to incur significant expense in continuing to develop policies, programs and systems designed to comply with all such requirements applicable to us. Failure to develop and maintain an adequate liquidity risk management and monitoring process may lead to adverse regulatory action (including possible restrictions on our activities).

Fee revenues from overdraft and nonsufficient funds programs constitute a significant portion of our non-interest income and may be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft and nonsufficient funds (“NSF”) programs represent a significant portion of our non-interest income. In 2021, we collected approximately $54.9 million in overdraft and NSF fees, although we expect this amount to be reduced significantly in 2022 due to the reduction in our fees for overdrafts and elimination of NSF fees announced in January 2022. In 2021, certain members of Congress and the leadership of the CFPB expressed a heightened interest in bank overdraft and NSF programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and NSF fee revenues as well as observations regarding consumer protection issues relating to such programs and in January 2022, the CFPB published an initiative seeking public input on experiences with respect to such fees, among others. The CFPB has indicated that it intends to pursue enforcement actions against banking organizations, and their executives, that oversee overdraft practices that are deemed to be unlawful.

In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft practices in the future, certain banking organizations have begun to modify their overdraft programs. In January 2022, we announced an elimination of NSF fees and a decrease in overdraft fees. Continued competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft fee practices, could cause us to further modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft fee programs change, our continued charging of overdraft fees may result in negative public opinion and increased reputation risk.

Capital Adequacy Risks

Our ability to grow is contingent upon access to capital, which may not be readily available to us.

Our primary capital sources have been retained earnings and debt issued through both private and public markets. Rating agencies regularly evaluate our creditworthiness and assign credit ratings to us and FCB. The ratings of the agencies are based on a number of factors, some of which are outside our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. We may not be able to maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding.

Based on existing capital levels, we and FCB are well-capitalized under current leverage and risk-based capital standards. Our ability to grow is contingent on our ability to generate or otherwise access sufficient capital to remain well-capitalized under current and future capital adequacy guidelines.

We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, we, together with FCB, must meet certain capital and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings and other factors.

We are subject to capital rules issued by the Federal Reserve including required minimum capital and leverage ratios. These requirements could adversely affect our ability to pay dividends, restrict certain business activities or compel us to raise capital, each of which may adversely affect our results of operations or financial condition. Refer to the “Regulatory Considerations” section in Item 1. Business of this Annual Report on Form 10-K for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

We expect to be required to submit an annual capital plan to the Federal Reserve and to be subject to supervisory stress testing under the Federal Reserve’s CCAR process on a biennial basis as a Category IV banking organization, subject to the applicable transition periods. Under the CCAR process, the Federal Reserve will evaluate our planned capital distributions (e.g., dividends) included in our capital plan over the planning horizon (i.e., nine consecutive quarters, beginning with the quarter preceding the quarter in which the capital plan is submitted over which the relevant projections extend) to determine whether we will be able to meet our ongoing capital needs under a range of different economic scenarios. Failure to obtain a non-objection on our capital plan submitted to the Federal Reserve, or to demonstrate capital adequacy under the CCAR process, could result in restrictions in our ability to make dividends or other capital distributions. Refer to the “Regulatory Considerations” section of Item 1. Business of this Annual Report on Form 10-K for additional information regarding the annual capital plan submission to the Federal Reserve and supervisory stress testing under the CCAR process.

In connection with the CIT Merger, we assumed CIT’s outstanding debt obligations and preferred stock, and our resulting level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations under our existing indebtedness.

In connection with the CIT Merger, we assumed certain of CIT’s outstanding indebtedness and CIT’s obligations related to its outstanding preferred stock. In February 2022, we redeemed approximately $2.9 billion of outstanding senior unsecured notes that we assumed in the CIT Merger. Our existing debt, together with any future incurrence of additional indebtedness, and the assumption of CIT’s outstanding notes and preferred stock, could have consequences that are materially adverse to our business, financial condition or results of operations. For example, it could: (i) limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (ii) restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; (iii) restrict us from paying dividends to our shareholders; (iv) increase our vulnerability to general economic and industry conditions; or (v) require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities. Refer to the “Business Combinations” and “Borrowings” sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion of the debt we assumed in the CIT Merger, conversion of CIT Preferred Stock into BancShares Preferred Stock, and the redemption of approximately $2.9 billion of debt that we assumed in the CIT Merger.

Compliance Risks

We operate in a highly regulated industry, and the laws and regulations that govern our operations, taxes, corporate governance, executive compensation and financial accounting and reporting, including changes in them or our failure to comply with them, may adversely affect us.

We operate in a highly regulated industry and are subject to many laws, rules, and regulations at both the federal and state levels. These broad-based laws, rules, and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive or abusive acts or practices, regulatory reporting, and community reinvestment,

In addition, we must comply with other regulations that protect the deposit insurance fund and the stability of the United States financial system, including laws and regulations that, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and investments, limit the dividends or distributions that we can pay, restrict the ability of our bank subsidiaries to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes in laws and regulations often result in additional compliance costs.

We are subject to extensive federal and applicable state regulation and supervision, primarily through FCB and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”), as well as numerous other more recently enacted statutes and regulations, including the Dodd-Frank Act, EGRRCPA, and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing our external audit and maintaining our internal controls. Such additional regulation and supervision may limit our ability to pursue business opportunities and result in a material adverse impact on our financial condition and results of operations.

Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies (including potential limitations on our future acquisitions or operations, or requirements to forfeit assets), civil money penalties, or reputation damage.

We face compliance risks related to the specialty commercial business lines acquired from CIT.

In connection with the CIT Merger, we acquired new business lines that are subject to new compliance risks. Our new rail business line is subject to various laws, rules and regulations administered by authorities in jurisdictions that were not applicable to us prior to the CIT Merger. In the United States, our equipment leasing operations, including for railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance and mechanical standards promulgated by various federal and state agencies and industry organizations, including the United States Department of Transportation, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the United States Coast Guard, and the United States Environmental Protection Agency. We are also subject to regulation by governmental agencies in foreign countries in which we do business as a result of the CIT Merger. Our business operations and our equipment financing and leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our railcars, ships or other equipment, or could potentially make such equipment inoperable or obsolete. Failure to comply with these laws, rule and regulations could result in sanctions by regulatory agencies (including potential limitations on our future acquisitions or operations, or requirements to forfeit assets), civil money penalties, or reputation damage. Additionally, we may incur significant expenses in our efforts to comply with these laws, rules and regulations, and these laws, rules and regulations.

We expect to be a Category IV banking organization and therefore we expect to be subject to enhanced prudential standards and enhanced supervision under the Dodd-Frank Act, as amended by the EGRRCPA, and implemented by the Tailoring Rules, subject to the applicable transition periods.

As a result of consummation of the CIT Merger, our total consolidated assets exceed $100 billion, and therefore we expect to be subject to enhanced prudential standards under Section 165 of the Dodd-Frank Act, as amended by the EGRRCPA, and implemented by the Tailoring Rules, subject to the applicable transition periods. If we fail to develop and maintain at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition or results of operations. Additionally, as we grow, and our assets exceed certain thresholds, regulatory requirements that we are subject to, as well as our compliance expenses, will increase. Refer to the “Regulatory Considerations” section of Item 1. Business of this Annual Report on Form 10-K for additional information regarding the Tailoring Rules.

The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including FCB.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB is responsible for adopting rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. The CFPB has pursued a more aggressive enforcement policy in respect of a range of regulatory compliance matters under the Biden Administration. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. Moreover, we are subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The limitations and restrictions that may be placed upon us by the CFPB with respect to our consumer product offerings and services may produce significant, material effects on our profitability.

We may be adversely affected by changes in United States and foreign tax laws and other tax laws and regulations.

Corporate tax rates affect our profitability and capital levels. We are subject to the income tax laws of the United States, its states and their municipalities and to those of the foreign jurisdictions in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these tax laws when determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income. The United States corporate tax code may be reformed by the United States Congress and additional guidance may be issued by the United States Department of the Treasury. Changes in tax laws and regulations, and income tax rates in particular, could have an adverse impact on our financial condition and results of operations. These changes could also affect our regulatory capital ratios as calculated in accordance with the Basel III Rules.

We are subject to ESG risks such as climate risk, hiring practices, diversity, racial and social justice issues, including in relation to our counterparties, which may adversely affect our reputation and ability to retain employees and customers.

We are subject to a variety of risks arising from environmental, social and governance (“ESG”) matters. ESG matters include, but are not limited to, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. If our ESG practices do not meet (or are viewed as not meeting) investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and employee and customer retention may be negatively impacted. The Biden Administration, through Executive Orders and leadership appointments at the federal agencies, has communicated and sought to implement an agenda focused on oversight and legislative initiatives in a variety of areas material to our business, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters relevant to us. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters.

Asset Risks

We may not be able to realize our entire investment in the equipment that we lease to our customers.

Our loans and leases include a significant portion of leased equipment, including, but not limited to, railcars and locomotives, technology and office equipment and medical equipment. The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the profitability of our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life. If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions impacting supply and demand, it could adversely affect the current values or the residual values of such equipment.

Financial Reporting Risks

Accounting standards may change and increase our operating costs or otherwise adversely affect our results.

FASB and the SEC periodically modify the standards governing the preparation of our financial statements. The nature of these changes is not predictable and has impacted and could further impact how we record transactions in our financial statements, which had led to and could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses and net income. For example, ASU 2016-13 Measurement of Credit Losses on Financial Instruments, became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets. In some cases, we could be required to apply new or revised standards retroactively, resulting in changes to previously reported financial results or a cumulative adjustment to retained earnings. Implementation of new accounting rules or standards could additionally require us to implement technology changes which could impact ongoing earnings.

Our accounting policies and processes are critical to the reporting of our financial condition and results of operations. They require management to make estimates about matters that are uncertain, and such estimates may be incorrect.
Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with GAAP. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.

Management has identified certain accounting policies as being critical because they require management to make difficult, subjective or complex conclusions about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we may be required to adjust accounting policies or restate prior period financial statements. Refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Our business is highly quantitative and requires widespread use of financial models for day-to-day operations; these models may produce inaccurate predictions that significantly vary from actual results, and we may rely on these inaccurate predictions in making decisions that ultimately adversely affect our business.

We rely on quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient, ineffective or harmful to us. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on risk monitoring, refer to the “Risk Management” section included in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of this Annual Report on Form 10-K.

We may fail to maintain an effective system of internal control over financial reporting, which could hinder our ability to prevent fraud and provide reliable financial reports to key stakeholders.

We must have effective internal controls over financial reporting in order to provide reliable financial reports, to effectively prevent fraud and to operate successfully as a public company. If we are unable to provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed and we may violate regulatory requirements or otherwise become subject to legal liability. We may discover material weaknesses or significant deficiencies requiring remediation, which would require additional expense and diversion of management attention, among other consequences. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to maintain effective internal controls or to implement any necessary improvement of our internal controls in a timely manner could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, each of which could have a material adverse effect on our results of operations and financial condition and the market value of our common stock.

Item 2. Properties
We are headquartered in a nine-story building with approximately 163,000 square feet that is located in Raleigh, North Carolina, which is owned by FCB. In addition, FCB owns and occupies two separate facilities in Raleigh as well as a facility in Columbia, South Carolina, which serve as data and operations centers. As of December 31, 2021, FCB operated 529 branch offices throughout the Southeast, Mid-Atlantic, Midwest and Western United States. FCB owns many of our branch buildings and leases other facilities from third parties.
Additional information relating to premises, equipment and lease commitments is set forth in Note F, Premises and Equipment, of BancShares’ Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings
The Parent Company’s and various subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions exist that would be material to BancShares’ consolidated financial statements. Additional information related to legal proceedings is set forth in Note T, Commitments and Contingencies, of BancShares’ Notes to Consolidated Financial Statements.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Parent Company has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. The Class A common stock is listed on the Nasdaq Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Pink Market under the symbol FCNCB. As of February 22, 2022, there were aggregates of 1,089 and 149 holders of record and individual participants in securities position listings with respect to the Class A common stock and Class B common stock, respectively. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter market quotations for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.
The average monthly trading volume for the Class A common stock was 1,386,962 shares during the fourth quarter of 2021 and 1,203,060 shares for the year ended December 31, 2021. The Class B common stock monthly trading volume averaged 2,539 shares during the fourth quarter of 2021 and 1,316 shares for the year ended December 31, 2021.
Following the expiration of our latest share repurchase authorization on July 31, 2020, share repurchase activity was suspended, and there were no share repurchases for the remainder of 2020 and during 2021.
The graph and table below compare the cumulative total shareholder return (“CTSR”) of our Class A common stock to selected industry and broad-market indices. As a result of a change in the total return data made available through our vendor provider, our performance graphs going forward will be using indices comparable to those utilized in the immediately preceding fiscal year. The broad-market index is transitioning from the Nasdaq US Index to the Nasdaq US Benchmark Total Return Index. The industry index is transitioning from the Nasdaq Bank Index to the KBW Nasdaq Bank Total Return Index, which is composed of the largest banking companies and includes all money center banks and regional banks. The Parent Company has decided to begin to use the KBW Nasdaq Bank Total Return Index since it is utilized by a number of the Parent Company’s industrial peers. Each trend line assumes $100 was invested on December 31, 2016, and dividends were reinvested for additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2016	2017	2018	2019	2020	2021
FCNCA	$100	$114	$107	$151	$163	$236
Nasdaq - U.S.	100	129	127	173	249
Nasdaq - Banks	100	107	88	111	104
Nasdaq US Benchmark TR	100	121	115	151	183	230
KBW Nasdaq Bank Total Return Index	100	119	98	133	119	165

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis (“MD&A”) of earnings and related financial data is presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (the “Parent Company” and when including all of its subsidiaries on a consolidated basis, “BancShares”, “we,” “us,” or “our”) and its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”). Unless otherwise noted, the terms “we,” “us,” “our,” and “BancShares” in this section refer to the consolidated financial position and consolidated results of operations for BancShares.
This MD&A is expected to provide our investors with a view of BancShares’ financial condition and results of operations from our management’s perspective. This MD&A should be read in conjunction with the audited consolidated financial statements and related notes presented in this Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Refer to further detail in Note A, Accounting Policies and Basis of Presentation, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2021, the reclassifications had no effect on shareholders’ equity or net income as previously reported.
On January 3, 2022, BancShares completed its largest acquisition to date with the merger with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association (“CIT Bank”) pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (as amended, the “Merger Agreement”). CIT had consolidated total assets of approximately $53.2 billion at December 31, 2021. We expect substantive changes to our future results due to the merger with CIT (the “CIT Merger”). Some key anticipated reporting impacts related to the CIT Merger include, but are not limited to: (i) increases in our interest income from the loans acquired in the CIT Merger and expected originations and funding of similar types of loans, (ii) increases in interest expense from deposits and debt assumed from CIT, (iii) higher non-interest income generated from the legacy CIT activity, plus an added revenue stream from the operating lease equipment, (iv) higher non-interest expenses related to the added employees as well as the depreciation and maintenance costs on the operating lease portfolio, and (v) higher net charge-offs due to the loans acquired in the CIT Merger and expected originations and funding of similar types of loans. We also expect changes in our regulatory capital ratios due to (i) increases in risk weighted assets from the assets acquired in the CIT Merger and (ii) increases in regulatory capital, primarily related the conversion of common and preferred stock and the assumption of subordinated debt in connection with the CIT Merger. The CIT Merger is described further in the “Business Combinations” section of this MD&A and in Item 1. Business included in this Annual Report on Form 10-K.
Year-over-year comparisons of the financial results for 2020 and 2019 are contained in Item 7. of BancShares’ Annual Report on Form 10-K for 2020 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 and available through FCB’s website www.firstcitizens.com or the SEC’s EDGAR database.
FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, and market conditions, the impacts of the global COVID-19 pandemic on BancShares’ business, and customers, the financial success or changing conditions or strategies of BancShares’ customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, the failure to realize the anticipated benefits of BancShares’ previously announced acquisition transaction(s), including the recently-completed CIT Merger discussed further in the “Business Combinations” section of this MD&A, and the risks discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K and other developments or changes in our business that we do not expect.

Except to the extent required by applicable law or regulation, BancShares disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

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
We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting policies related to the allowance for credit losses (“ACL”) are considered to be critical accounting estimates as these policies involve considerable judgment and estimation by management.
The ACL represents management’s best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and the impact of prepayment expectations. Prepayment assumptions were developed through a review of BancShares’ historical prepayment activity and considered forecasts of relevant economic conditions, as well as prepayment assumptions utilized in other modeling activities. Estimates for loan losses are determined by analyzing quantitative and qualitative components present as of the evaluation date. Adjustments to the ACL are recorded with a corresponding entry to provision for credit losses. Loan balances considered uncollectible are charged-off against the ACL. Forecasted loss given defaults (LGDs) are adjusted for expected recoveries and realized recoveries of amounts previously charged-off are credited to the ACL.

While management utilizes its best judgment and information available, the ultimate adequacy of our ACL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the economic scenario forecast used in the models. Our ACL forecast considers a range of economic scenarios from an upside scenario to a severely adverse scenario and the December 31, 2021 ACL forecast was calculated using the consensus baseline scenario. Results ranged from approximately $170 million in the upside scenario to approximately $260 million in the severely adverse scenario. Our recorded ACL at December 31, 2021 totaled $178.5 million.

Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. Current economic conditions and forecasts can change which could affect the anticipated amount of estimated credit losses and therefore the appropriateness of the ACL. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ACL because a wide variety of factors and inputs are considered in estimating the ACL and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

Refer to Note A, Accounting Policies and Basis of Presentation, in the Notes to Consolidated Financial Statements for discussion of our accounting policies for the ACL and the implementation impact of ASC 326. Refer to Note E, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements for additional disclosures.

CURRENT ACCOUNTING PRONOUNCEMENTS
Table 1 below lists the Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that were recently adopted by BancShares. Refer to Note A, Accounting Policies and Basis of Presentation, in the Notes to the Consolidated Financial Statements for further discussion.
Table 1
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Standard	Date of Adoption
FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.	January 1, 2021
ASU 2020-01 - Clarifying the Interactions between Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	January 1, 2021
FASB ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs	January 1, 2021
ASU 2020-10, Codification Improvements	January 1, 2021
EXECUTIVE OVERVIEW
The Parent Company conducts its banking operations through FCB, a state-chartered bank organized under the laws of the state of North Carolina.
Our earnings and cash flows are primarily derived from our commercial and retail banking activities. We gather deposits from retail and commercial customers and we secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans, investment securities and overnight investments. We also invest in bank premises, computer hardware and software and furniture and equipment used to conduct our commercial and retail banking business. We provide treasury management services, cardholder and merchant services, wealth management services and other products and services typically offered by commercial banks. The fees generated from these products and services are a primary source of noninterest income and an essential component of our total revenue.
Our strong financial position enables us to pursue growth through strategic acquisitions to enhance organizational value by providing opportunities to grow capital and increase earnings. These transactions allow us to strengthen our presence in existing markets as well as expand our footprint into new markets.
With interest rates near historical lows, our ability to generate earnings and shareholder value has been challenging. While our balance sheet is asset sensitive overall, we seek to reduce volatility and minimize the risk to earnings from interest rate movements in either direction. Additionally, our initiatives focus on growth of noninterest income sources, management of noninterest expenses, optimization of our branch network and further enhancements to our technology and delivery channels.
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

The CIT Merger is addressed in the “Business Combinations” section of this MD&A.
Economic and Industry Updates
The COVID-19 pandemic that began in 2020 has caused significant disruptions to the domestic and global economies which continue to date. In response to the outbreak, governments imposed restrictions resulting in business shutdowns, regional quarantines, disruptions of supply chains, changes in consumer behavior and overall economic instability.
Indicators of economic activity have begun to return to pre-pandemic levels, but as 2021 progressed variants to COVID-19 led to a significant rise in cases. This uncertainty contributed to continued volatility in the financial markets, and supply and demand imbalances related to the pandemic and the reopening of the economy have continued to contribute to elevated levels of inflation. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, refer to Item 1A. Risk Factors included in this Annual Report on Form 10-K.
Various external factors influence the focus of our business efforts and the results of our operations can change significantly based on those external factors. Based on the real gross domestic product (“GDP”) information available (Bureau of Economic Analysis (“BEA”) release, January 2022), the BEA’s revised estimate for GDP showed an annual rate increase of 6.9% percent in the fourth quarter of 2021, in contrast to a decrease of 4.0% percent in 2020. In accordance with this BEA release, the increase in real GDP primarily reflected increases in private inventory investment, exports, personal consumption expenditures, and nonresidential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. The fourth quarter GDP continued to reflect the ongoing impact of the COVID-19 pandemic, including continued restrictions and disruptions in operations of businesses in certain areas of the United States. In the fourth quarter of 2021, government assistance payments in the form of forgivable loans to businesses, grants to state and local governments, and social benefits to households all decreased as provisions of several federal programs expired or tapered off. The full economic effects of the COVID-19 pandemic were not quantified in the GDP estimate for the fourth quarter because the impacts are generally embedded in source data and cannot be separately identified.
The U.S. unemployment rate decreased from 6.7% in December 2020 to 3.9% in December 2021. According to the U.S. Department of Labor, nonfarm payroll employment increased 6.5 million in 2021, compared to decline of 9.2 million in 2020.
During the first quarter of 2020, the FOMC lowered the federal funds rate to a target range of 0.00% to 0.25%. The FOMC cited the effects of COVID-19 on economic activity and the risks posed to the economic outlook. In its release in January 2022, the FOMC said it seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. In support of these goals, the FOMC kept the target range for the federal funds rate at 0.00% to 0.25%. The release stated that, with inflation well above 2 percent and a strong labor market, the FOMC expects it will soon be appropriate to raise the target range for the federal funds rate.
The U.S. Census Bureau and the Department of Housing and Urban Development’s latest estimate for sales of new single-family homes in December 2021 was at a seasonally adjusted annual rate of 811,000, down 14% from the December 2020 estimate of 943,000. Purchases of existing homes in 2021 are up 8.5% from a year ago.
COVID-19 Monitoring and Response
Throughout the outbreak of the “COVID-19” pandemic, we remained in a strong capital and liquidity position providing stability to our employees, customers and shareholders. Our leadership team worked quickly to identify and enact appropriate measures in an effort to protect the welfare of our employees and soundness of the organization, while continuing to support our customers.

The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to COVID-19 and was supplemented with subsequent legislation. Overseen by the U.S. Treasury Department, the SBA-PPP offered cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020 (“Round 1”). Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of between eight and 24-weeks after the loan was made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to temporarily guarantee these loans. The SBA began processing forgiveness payments during the fourth quarter of 2020. The Consolidated Appropriations Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for a second round of funding of SBA-PPP loans (“Round 2”). BancShares originated a total of $3.2 billion of Round 1 loans and $1.2 billion of Round 2 loans. As of December 31, 2021, the total remaining balance of SBA-PPP loans was $493.8 million, net of deferred fees, primarily due to $3.9 billion of forgiveness. To date, we have not seen declines in overall credit quality, though the impacts of these actions and other government stimulus could be delaying signs of credit deterioration
Strong Liquidity and Capital Position
We maintain a strong level of liquidity. As of December 31, 2021, liquid assets (available cash and unencumbered high quality liquid assets at market value) totaled approximately $16.41 billion, representing 28.1% of consolidated assets as of December 31, 2021. In addition to liquid assets, we had contingent sources of liquidity totaling approximately $13.43 billion in the form of Federal Home Loan Bank (“FHLB”) borrowing capacity, Federal Reserve Discount Window availability, federal funds lines and a committed line of credit. At December 31, 2021, our regulatory capital ratios were well in excess of Basel III requirements as further addressed in the Shareholders’ Equity and Capital Adequacy discussion in this MD&A.
Changes to Approach for Nonsufficient Funds and Overdraft Fees
As previously announced, we plan to change our approach for nonsufficient fund (“NSF”) and overdraft fees. Beginning mid-year 2022, we plan to eliminate our NSF fees and significantly lower our overdraft fees from $36 to $10 on consumer accounts. We believe these changes are necessary to remain competitive in the current marketplace.

FINANCIAL PERFORMANCE SUMMARY
Income Statement Highlights
For the year ended December 31, 2021, net income available to common shareholders was $528.9 million, or $53.88 per share, compared to $477.7 million, or $47.50 per share, during 2021. The return on average assets was 1.00% during 2021, compared to 1.07% during 2020. The return on average common shareholders’ equity was 12.84% and 12.96% for 2021 and 2020, respectively. The $51.2 million, or 10.7% increase in net income available to common shareholders was primarily the result of the net effect of the following:
•Net interest income for the year ended December 31, 2021 increased $2.2 million, or by 0.2%, compared to the year ended December 31, 2020. While total net interest income did not fluctuate significantly year over year, there were individual components that did fluctuate. The items positively impacting net interest income included increased loan, investment and overnight balances, as well as lower deposit rates and an increase in SBA-PPP income. These increases were largely offset by a decline in the yield on interest-earning assets.
•The taxable-equivalent net interest margin was 2.66% for the year ended December 31, 2021, a decrease of 51 basis points from the year ended December 31, 2020. The margin decline was primarily due to changes in earning asset mix and a decline in the yield on interest-earning assets, partially offset by lower rates paid on interest-bearing deposits and increased fee income from SBA-PPP loans.
•The benefit for credit losses was $36.8 million for the year ending December 31, 2021, compared to a provision for credit losses of $58.4 million for 2020. Credit losses in 2021 were favorably impacted by a $45.8 million reserve release, primarily driven by improvement in macroeconomic factors, continued strong credit performance, and low net charge-offs, while 2020 included a $35.9 million reserve build, primarily related to uncertainties surrounding the COVID-19 pandemic. The net charge-off to average loans ratio was 0.03% for 2021, down 4 basis points from 0.07% in 2020.
•Noninterest income for the year ended December 31, 2021 was $508.0 million, an increase of $31.3 million, or 6.6%, from 2020. The favorable changes from the prior year were primarily driven by improvements in revenue related to wealth, card, and merchant, partially offset by lower realized gains on sales of available for sale securities and a decline in mortgage income.
•Noninterest expense was $1.23 billion for the year ended December 31, 2021, compared to $1.19 billion for 2020. This increase was primarily attributable to higher personnel expenses and other operating expenses such as processing fees to third parties, and merger-related expenses. These increases were partially offset by declines in other expense categories, such as collection and foreclosure-related expenses.
•Income tax expense was $154.2 million and $126.2 million for the years ended December 31, 2021 and 2020, respectively, representing effective tax rates of 22.0% and 20.4%, respectively.

Balance Sheet Highlights
•Total loans were $32.37 billion as of December 31, 2021, a decrease of $420.5 million or 1.3% compared to $32.79 billion as of December 31, 2020. The decrease was primarily due to declines of $1.91 billion or 79.5% in SBA-PPP loans, which were primarily due to forgiveness of approximately $3.9 billion, partially offset by originations and recognition of deferred fees. The decrease in SBA-PPP loans was largely offset by increases of $827.6 million in owner occupied commercial mortgages and $697.0 million in commercial and industrial. These increases are primarily due to growth in commercial lines, equipment leasing, and our government lending portfolios.
•The allowance for credit losses as a percentage of total loans was 0.55% as of December 31, 2021, compared to 0.68% as of December 31, 2020. Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”). Nonperforming assets decreased $82.7 million to $159.6 million, or 0.49% of total loans, as of December 31, 2021 from $242.4 million, or 0.74% of total loans, as of December 31, 2020.
•Total deposits increased by $7.97 billion, or 18.4%, to $51.41 billion as of December 31, 2021 from $43.43 billion as of December 31, 2020. The increases were primarily composed of $3.39 billion in demand deposits, $2.10 billion in checking with interest, and $1.96 billion in money market. The growth in deposits is composed of a mix of new clients and existing clients and is generally from our commercial customers.

Capital Highlights
•For the year ended December 31, 2021, we returned $37.0 million of capital to shareholders through the distribution of cash dividends to common and preferred shareholders.
•Total shareholders’ equity increased $508.0 million or 12.0% to $4.74 billion as of December 31, 2021 from $4.23 billion as of December 31, 2020. The increase was primarily due to net income, partially offset by common and preferred dividends during the year.
•Under Basel III capital requirements, BancShares remained well-capitalized at December 31, 2021, with a total risk-based capital ratio of 14.35%, Tier 1 risk-based capital ratio of 12.47%, common equity Tier 1 risk-based ratio of 11.50%, and Tier 1 leverage ratio of 7.59%.

BUSINESS COMBINATIONS
CIT Group Inc.
On January 3, 2022, BancShares completed the CIT Merger pursuant to the Merger Agreement. The CIT Merger brings together FCB’s retail franchise and full suite of banking products with CIT’s nationwide commercial lending and direct digital banking. Due to the timing of the CIT Merger, the balances and results of operations of CIT are not included in BancShares’ reported financial results in this Annual Report on Form 10-K. Refer to further discussion in Note W, Subsequent Events, in the Notes to the Consolidated Financial Statements and Item 1. Business included in this Annual Report on Form 10-K.

The CIT Merger will be accounted for as a business combination. The assets and liabilities of CIT will be recorded at fair value. Due to the timing of the CIT Merger, the fair value estimates of CIT’s assets and liabilities are not available to disclose in this Annual Report on Form 10-K as of and for the year ended December 31, 2021. At December 31, 2021, the book value of CIT’s total assets was approximately $53.2 billion, which primarily consisted of approximately $32.8 billion of loans, $8.0 billion of operating lease assets, $6.8 billion of investment securities and $3.0 billion of cash. At December 31, 2021, the book value of CIT’s total liabilities was approximately $46.9 billion, which primarily consisted of approximately $39.4 billion of deposits, $3.7 billion senior unsecured notes and $495 million subordinated unsecured notes.

Pursuant to the Merger Agreement, the Boards of Directors of the Parent Company and FCB now consist of 14 directors, (i) 11 of whom were members of the legacy Board of Directors of the Parent Company, and (ii) three of whom were selected from among the former Board of Directors of CIT, including Ellen R. Alemany, former Chairwoman and Chief Executive Officer of CIT, Michael A. Carpenter, and Vice Admiral John R. Ryan, USN (Ret.).

Common Stock Conversion
Pursuant to the Merger Agreement, each share of CIT common stock, par value $0.01 per share (“CIT Common Stock”), issued and outstanding, except for certain shares of CIT Common Stock owned by CIT or BancShares, was converted into the right to receive 0.062 shares (the “Exchange Ratio” and such shares, the “Merger Consideration”) of the Parent Company’s Class A Common Stock, par value $1.00 per share (“Class A Common Stock”), plus, cash in lieu of fractional shares of Class A Common Stock. The Parent Company issued approximately 6.1 million shares of its Class A Common Stock in connection with the consummation of the CIT Merger. The closing share price of the Class A Common Stock on the Nasdaq Global Select Market was $859.76 on January 3, 2022. There were approximately 8,800 fractional shares for which the Parent Company paid cash of approximately $7.2 million.
Preferred Stock Conversion
Pursuant to the terms of the Merger Agreement, each issued and outstanding share of fixed-to-floating rate non-cumulative perpetual preferred stock, series A, par value $0.01 per share, of CIT (“CIT Series A Preferred Stock”) and each issued and outstanding share of 5.625% non-cumulative perpetual preferred stock, series B, par value $0.01 per share, of CIT (“CIT Series B Preferred Stock”), converted into the right to receive one share of a newly created series of preferred stock, series B, of the Parent Company (“BancShares Series B Preferred Stock”) and one share of a newly created series of preferred stock, series C, of the Parent Company (“BancShares Series C Preferred Stock” and together with the BancShares Series B Preferred Stock, the “New BancShares Preferred Stock”), respectively, having such rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, that are not materially less favorable to the holders thereof than the rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, of the CIT Series A Preferred Stock and the CIT Series B Preferred Stock, respectively. The non-callable period for the New BancShares Preferred Stock was extended for five years to January 4, 2027. There are 325,000 shares of BancShares Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in a total liquidation preference of $325 million. There are 8 million shares of BancShares Series C Preferred Stock with a liquidation preference of $25 per share, resulting in a total liquidation preference of $200 million. The New BancShares Preferred Stock qualifies as Tier 1 capital.
Restricted Stock Conversion
Pursuant to the terms of the Merger Agreement, (i) each restricted stock unit (“RSU”) award or performance stock unit (“PSU”) award in respect of shares of CIT Common Stock, including any deferred RSU award (each, a “CIT Award”) outstanding, other than a CIT Director RSU Award (defined below), automatically converted into a RSU in respect of a number of shares of Class A Common Stock (a “BancShares Award”) equal to (a) the number of shares of CIT Common Stock subject to such CIT Award based on target level performance multiplied by (b) the Exchange Ratio, subject to the same terms and conditions applicable to the existing CIT Award (except, in the case of PSU awards, for any performance goals or metrics), and (ii) each RSU award in respect of shares of CIT Common Stock that (a) was outstanding and unvested, (b) was held by a member of the Board of

Directors of CIT, (c) automatically vested upon close of the CIT Merger in accordance with its terms, and (d) was not subject to a deferral election (each, a “CIT Director RSU Award”) automatically converted into the right to receive the applicable Merger Consideration.
Assumption of Debt Securities
In connection with the CIT Merger, FCB assumed the following issued and outstanding series of CIT debt securities: (i) $1.25 billion 5.00% Senior Unsecured Notes due 2022 (the “2022 Notes”), (ii) $750 million 5.00% Senior Unsecured Notes due 2023 (the “2023 Notes”); (iii) $500 million 4.750% Senior Unsecured Notes due 2024 (the “2024 Notes”); (iv) $500 million 3.929% Senior Unsecured Fixed-to-Floating Rate Notes due 2024; (v) $500 million 5.250% Senior Unsecured Notes due 2025 (the “2025 Notes”); (vi) $550 million 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025; (vii) $500 million 6.00% Senior Notes due 2036; (viii) $400 million 6.125% Subordinated Notes due 2028; and (ix) $100 million 4.125% Fixed-to-Floating Rate Subordinated Notes due 2029.
Redemption of Assumed Senior Unsecured Notes
As part of its liability management to reduce higher debt costs, on January 24, 2022 BancShares announced FCB’s intention, and on February 24, 2022, completed, a redemption of approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger. Using excess liquidity, FCB redeemed all of the outstanding $1.1 billion aggregate principal amount of the 2022 Notes, $750 million aggregate principal amount of the 2023 Notes, $500.0 million aggregate principal amount of the 2024 Notes, and $500 million aggregate principal amount of the 2025 Notes.
Expected Impact to Segment Reporting
As of December 31, 2021, we manage our business and report our financial results as a single segment. Due to the CIT Merger, we intend to begin reporting multiple segments in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022. We plan to report financial results in three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. We will also conform prior period comparisons to the new segment presentation. Based on the planned approach for segment disclosures to be implemented during the first quarter of 2022, the substantial majority of BancShares’ operations for historical periods prior to the CIT Merger will be reflected in the General Banking segment. This is further addressed in the “Business Combinations” section of Item 1. Business in this Annual Report on Form 10-K.
Community Financial Holding Co. Inc.
On February 1, 2020, we completed the merger of Duluth, Georgia-based Community Financial Holding Company, Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank, into FCB. Under the terms of the agreement, total cash consideration of $2.3 million was paid to the shareholders of Community Financial. The merger allowed us to expand our presence and enhance banking efforts in Georgia. The merger contributed $221.4 million in consolidated assets (when including purchase accounting adjustments), which included $686 thousand of goodwill, $134.0 million in loans, and $209.3 million in deposits.
Refer to Note B, Business Combinations, in the Notes to Consolidated Financial Statements for additional disclosures.
FDIC-ASSISTED TRANSACTIONS
BancShares completed fourteen FDIC-assisted transactions between 2009 and 2017. Nine of the fourteen FDIC-assisted transactions included shared-loss agreements which, for their terms, protected us from a substantial portion of the credit and asset quality risk we would otherwise have incurred.
FDIC-assisted transactions may include provisions related to payments owed to the FDIC at the termination of the agreements if actual cumulative losses on covered assets are lower than originally estimated by the FDIC at the time of acquisition (“Clawback Liability”). There was no Clawback Liability remaining at December 31, 2021 as FCB remitted the final payment of $16.1 million to the FDIC during the first quarter of 2021.

Table 2 provides changes in the FDIC Clawback Liability for the years ended December 31, 2021 and 2020.
Table 2
FDIC CLAWBACK LIABILITY

(Dollars in thousands)	2021	2020
Beginning balance	$15,601	$112,395
Accretion	502	2,674
Payments to FDIC for settlement of shared-loss agreements	(16,103)	(99,468)
Ending balance	$—	$15,601
Table 3
AVERAGE BALANCE SHEETS

	2021			2020
(Dollars in thousands, taxable equivalent)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans and leases(1)(2)	$32,860,019	$1,297,012	3.91%	$31,605,090	$1,335,008	4.18%
Investment securities(2):
U.S. Treasury	235,849	1,573	0.67	432,938	3,103	0.72
Government agency	822,177	7,323	0.89	665,318	8,457	1.27
Mortgage-backed securities	8,833,957	103,534	1.17	7,414,661	108,604	1.46
Corporate bonds	608,299	30,940	5.09	397,322	20,349	5.12
Other investments	110,468	2,005	1.82	144,694	4,254	2.94
Total investment securities	10,610,750	145,375	1.37	9,054,933	144,767	1.60
Overnight investments	8,348,903	10,997	0.13	2,691,096	6,847	0.25
Total interest-earning assets	51,819,672	$1,453,384	2.78%	43,351,119	$1,486,622	3.40%
Cash and due from banks	349,721			344,938
Premises and equipment	1,243,052			1,259,325
Allowance for credit losses	(202,260)			(211,413)
Other real estate owned	44,252			53,137
Other assets	1,728,384			1,224,332
Total assets	$54,982,821			$46,021,438

Liabilities
Interest-bearing deposits:
Checking with interest	$11,257,713	$5,645	0.05%	$8,922,902	$5,913	0.07%
Savings	3,846,732	1,291	0.03	2,936,593	1,217	0.04
Money market accounts	9,707,747	9,722	0.10	7,821,266	22,504	0.29
Time deposits	2,647,697	16,582	0.63	3,344,492	37,001	1.11
Total interest-bearing deposits	27,459,889	33,240	0.12	23,025,253	66,635	0.29
Securities sold under customer repurchase agreements	660,288	1,312	0.20	632,362	1,610	0.25
Other short-term borrowings	—	—	—	50,549	1,054	2.05
Long-term obligations	1,225,661	26,124	2.12	1,186,145	26,558	2.20
Total interest-bearing liabilities	29,345,838	60,676	0.21	24,894,309	95,857	0.38
Demand deposits	20,798,697			16,721,363
Other liabilities	377,564			451,759
Shareholders’ equity	4,460,722			3,954,007
Total liabilities and shareholders’ equity	$54,982,821			$46,021,438
Interest rate spread			2.57%			3.02%

Net interest income and net yield on interest-earning assets		$1,392,708	2.66%		$1,390,765	3.17%
(1)Loans and leases include non-PCD and PCD loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $110.1 million, $85.7 million, and $9.7 million for the years ended 2021, 2020, and 2019, respectively.
(2)Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0% for 2021, 2020, and 2019, as well as state income tax rates of 3.3%, 3.5%, and 3.9% for the years ended 2021, 2020, and 2019, respectively. The taxable-equivalent adjustment was $2.4 million, $2.6 million, and $3.6 million, for the years ended 2021, 2020, and 2019, respectively.
(3)The rate/volume variance is allocated proportionally between the changes in volume and rate.

Table 3
AVERAGE BALANCE SHEETS (continued)

			2021			2020
2019			Change from previous year due to:			Change from previous year due to:
Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/Rate	Total Change(3)	Volume	Yield/Rate	Total Change(3)

$26,656,048	$1,219,825	4.54%	$44,393	$(82,389)	$(37,996)	$232,399	$(117,216)	$115,183

945,094	22,235	2.35	(1,408)	(122)	(1,530)	(12,058)	(7,074)	(19,132)
491,001	14,308	2.91	1,994	(3,128)	(1,134)	5,080	(10,931)	(5,851)
5,198,884	114,819	2.21	20,629	(25,699)	(5,070)	51,357	(57,572)	(6,215)
153,841	7,945	5.16	10,805	(214)	10,591	12,575	(171)	12,404
130,249	2,205	1.69	(1,039)	(1,210)	(2,249)	209	1,840	2,049
6,919,069	161,512	2.33	30,981	(30,373)	608	57,163	(73,908)	(16,745)
1,291,617	26,245	2.03	14,425	(10,275)	4,150	28,418	(47,816)	(19,398)
34,866,734	$1,407,582	4.01%	$89,799	$(123,037)	$(33,238)	$317,980	$(238,940)	$79,040
271,466
1,218,611
(226,600)
45,895
985,613
$37,161,719

$7,503,325	$6,018	0.08%	$1,816	$(2,084)	$(268)	$1,122	$(1,227)	$(105)
2,604,217	1,700	0.07	381	(307)	74	214	(697)	(483)
6,025,740	23,315	0.39	5,455	(18,237)	(12,782)	6,886	(7,697)	(811)
3,315,478	45,221	1.36	(7,663)	(12,756)	(20,419)	295	(8,515)	(8,220)
19,448,760	76,254	0.39	(11)	(33,384)	(33,395)	8,517	(18,136)	(9,619)
530,818	1,995	0.38	75	(373)	(298)	377	(762)	(385)
23,087	671	2.87	(1,054)	—	(1,054)	788	(405)	383
392,150	13,722	3.45	(1,297)	863	(434)	27,393	(14,557)	12,836
20,394,815	92,642	0.45	(2,287)	(32,894)	(35,181)	37,075	(33,860)	3,215
12,769,776
445,347
3,551,781
$37,161,719
		3.56%

	$1,314,940	3.74%	$92,086	$(90,143)	$1,943	$280,905	$(205,080)	$75,825

RESULTS OF OPERATIONS
Net Interest Margin and Income (Taxable Equivalent Basis)
Taxable-equivalent net interest income was $1.39 billion for the year ended December 31, 2021, an increase of $1.9 million compared to 2020. Interest income decreased by $33.2 million and interest expense decreased by $35.2 million.
Interest income earned on loans and leases was $1.30 billion for the year ended December 31, 2021, a decrease of $38.0 million compared to 2020. The decrease was primarily due to lower loan yields driven by a full year of a lower rate environment, partially offset by growth in loans, excluding SBA-PPP loans, and an increase in SBA-PPP interest and fee income.
Interest income earned on investment securities was $145.4 million and $144.8 million for the year ending December 31, 2021 and 2020, respectively. The increase was primarily due to the higher average investment balances, partially offset by a decline in the overall portfolio yield. During 2021, excess liquidity was used to invest in $2.0 billion of US Treasury securities.
Interest expense on interest-bearing deposits was $33.2 million for the year ended December 31, 2021, a decrease of $33.4 million compared to 2020, primarily due to lower rates paid on money market and time deposits. We were able to maintain competitive rates, while also growing our money market deposits. Interest expense on borrowings was $27.4 million for the year ended December 31, 2021, a decrease of $1.8 million compared to 2020, primarily due to a decrease in the rate paid.
The taxable equivalent net interest margin for the year ended December 31, 2021 was 2.66%, compared to 3.17% for the year ending December 31, 2020. The margin decline of 51 basis points was primarily due to changes in the earning asset mix as a result of excess liquidity, (primarily resulting from deposit inflows) being maintained in overnight investments which decreased the margin by 37 basis points, a decline in the yield on loans which decreased the margin by 23 basis points, and a decline in the yield on investment securities and overnight investments which decreased the margin by 6 basis points. These declines in margin were partially offset by lower rates paid on interest-bearing deposits which increased the margin by 9 basis points and increased fee recognition from SBA-PPP loans which increased the margin by 5 basis points. During the year ended December 31, 2021, yields on loans, investment securities and overnight investments decreased 27 basis points to 3.91%, 23 basis points to 1.37% and 12 basis points to 0.13%, respectively, compared to 2020.
Average interest-earning assets increased $8.47 billion or 19.5% for the year ended December 31, 2021 compared to 2020. Growth in average interest-earning assets during 2021 was primarily due to increases in average balances of overnight investments, investment securities, and loans. The taxable-equivalent yield on interest-earning assets was 2.78% for the year ended December 31, 2021, a decline of 62 basis points compared to 3.40% for 2020.
Average interest-bearing liabilities for the year ended December 31, 2021 were $29.35 billion, an increase of $4.45 billion compared to $24.89 billion for 2020. The increase is primarily due to growth in interest-bearing deposits. The average rate paid on interest-bearing liabilities was 0.21% for the year ended December 31, 2021, a decrease of 17 basis points compared to 0.38% for 2020.
Credit Losses
The benefit for credit losses was $36.8 million for the year ending December 31, 2021, compared to a provision for credit losses of $58.4 million for 2020. Credit losses in 2021 were favorably impacted by a $45.8 million reserve release, primarily driven by improvement in macroeconomic factors, continued strong credit performance, and low net charge-offs, while 2020 included a $35.9 million reserve build, primarily related to uncertainties surrounding the COVID-19 pandemic. Net charge-offs for the year ending December 31, 2021 were $9.0 million, a decrease of $13.5 million compared to $22.4 million in 2020. The net charge-off to average loans ratio was 0.03% for the year ending December 31, 2021, a decline of 4 basis points from 0.07% for 2020.

Noninterest Income
Table 4
NONINTEREST INCOME

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Wealth management services	$128,788	$102,776	$99,241
Service charges on deposit accounts	94,756	87,662	105,191
Cardholder services, net	86,684	74,291	69,078
Other service charges and fees	35,923	30,911	31,644
Merchant services, net	33,140	24,122	24,304
Mortgage income	30,508	39,592	21,126
Insurance commissions	15,556	14,544	12,810
ATM income	6,002	5,758	6,296
Marketable equity securities gains, net	34,081	29,395	20,625
Realized gains on investment securities available for sale, net	33,119	60,253	7,115
Other	9,445	7,446	18,431
Total noninterest income	$508,002	$476,750	$415,861
For the year ended December 31, 2021, total noninterest income was $508.0 million, compared to $476.8 million for 2020, an increase of $31.3 million, or 6.6%. The increases were primarily attributable to the following:
•Wealth management services income increased by $26.0 million, primarily due to growth in assets under management resulting in higher advisory and transaction fees.
•Service charges on deposit accounts increased by $7.1 million and other service charges and fees increased $5.0 million as impacts from the COVID-19 pandemic abated and service charges trended back toward pre-pandemic levels. We recently announced our intent to eliminate our NSF fees and significantly lower our overdraft fees from $36 to $10 on consumer accounts beginning mid-year 2022. This could reduce our income from service charges on deposit accounts.
•Cardholder services income increased $12.4 million, primarily due to an increase in the volume of transactions processed, which reflected improved consumer sentiment in 2021 as the impact of COVID-19 subsided.
•Merchant services increased by $9.0 million, primarily due to an increase in volume, as well as a decrease in processing rates paid as a result of changes in service providers.
•A $4.7 million favorable change related to gains on sales and the fair market value adjustment of marketable equity securities.
The increases in noninterest income were partially offset by a $27.1 million decrease in realized gains on sales of available for sale securities, primarily due to lower sales volume and the interest rate environment, and a $9.1 million decline in mortgage income, primarily due to lower production volume driven by higher mortgage rates and increased competition.

Noninterest Expense
Table 5
NONINTEREST EXPENSE

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Salaries and wages	$623,194	$590,020	$551,112
Employee benefits	135,659	132,244	120,501
Occupancy expense	117,180	117,169	111,179
Equipment expense	119,171	115,535	112,290
Processing fees paid to third parties	59,743	44,791	29,552
Merger-related expenses	29,463	17,450	17,166
Core deposit intangible amortization	10,948	14,255	16,346
Collection and foreclosure-related expenses	5,442	13,658	11,994
Consultant expense	12,507	12,751	12,801
FDIC insurance expense	14,132	12,701	10,664
Telecommunications expense	12,714	12,179	9,391
Advertising expense	9,763	10,010	11,437
Other	83,594	95,922	89,308
Total noninterest expense	$1,233,510	$1,188,685	$1,103,741

For the year ending December 31, 2021, total noninterest expense was $1.23 billion, an increase of $44.8 million or 3.8%, compared to $1.19 billion for 2020. The change was primarily attributable to the following:

•Personnel expense, which includes salaries, wages and employee benefits, increased by $36.6 million, primarily due to an increase in salaries and wages as a result of annual merit increases, increases in revenue-driven incentives, and an increase in temporary personnel costs, largely attributable to transitioning customers to the new business online banking platform.

•Processing fees paid to third parties increased $15.0 million primarily driven by our continued investments in digital and technology to support revenue-generating businesses and improve internal processes.

•Merger-related expenses increased $12.0 million associated with the CIT Merger, primarily due to legal and other professional fees.

•These increases were partially offset by decreases totaling $15.6 million. The decreases were largely attributable to a decline of $14.2 million in net periodic benefit cost related to the defined benefit pension plans.

Income Taxes
Income tax expense was $154.2 million and $126.2 million for the years ended December 31, 2021 and 2020, respectively, representing effective tax rates of 22.0% and 20.4%, respectively.
Income tax expense for 2021 and 2020 was favorably impacted by $2.3 million and $13.9 million, respectively, due to BancShares’ decision in the second quarter of 2020 to utilize an allowable alternative for computing its 2021 and 2020 federal income tax liability. The allowable alternative provides BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax.
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
Interest-earning assets totaled $54.70 billion and $47.19 billion at December 31, 2021 and December 31, 2020, respectively. The $7.51 billion increase was primarily composed of a $4.77 billion increase in overnight investments and a $3.19 billion increase in investment securities, partially offset by a $420 million decrease in loans and leases.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. Refer to Note A, Accounting Policies and Basis of Presentation, and Note C, Investments, in the Notes to Consolidated Financial Statements for additional disclosures regarding investment securities.
The carrying value of total investment securities was $13.11 billion at December 31, 2021, an increase of $3.19 billion compared to $9.92 billion at December 31, 2020. The increase in the portfolio was primarily attributable to purchases totaling $7.78 billion, partially offset by maturities and paydowns of $3.26 billion and sales of $1.40 billion. This increase was due to excess liquidity generated by significant deposit growth during the year.
At December 31, 2021, investment securities available for sale had a net pre-tax unrealized loss of $11.8 million, compared to a net pre-tax unrealized gain of $102.3 million at December 31, 2020. After evaluating the investment securities with unrealized losses, management concluded that no credit-related impairment existed as of December 31, 2021. Investment securities classified as available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (“AOCI”), net of deferred taxes.
On October 1, 2021, mortgage-backed securities with an amortized cost of $451.7 million were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $439.02 million and a weighted average contractual maturity of approximately 5 years. The unrealized loss on these securities at the date of transfer was $12.7 million, or $9.7 million net of tax, and was reported as a component of AOCI. This unrealized loss is amortized over the remaining expected life of the securities as an adjustment of yield.
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
Table 6 presents the investment securities portfolio by major category at December 31, 2021 and December 31, 2020.
Table 6
INVESTMENT SECURITIES

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Composition(1)	Cost	Fair Value	Composition(1)	Cost	Fair Value
Investment securities available for sale
U.S. Treasury	15.4%	$2,006,788	$2,004,970	5.0%	$499,832	$499,933
Government agency	6.1	797,725	798,760	7.0	706,241	701,391
Residential mortgage-backed securities	36.2	4,756,977	4,728,413	44.5	4,369,130	4,438,103
Commercial mortgage-backed securities	8.1	1,071,309	1,062,749	7.9	745,892	771,537
Corporate bonds	4.7	582,420	608,535	6.1	590,870	603,279
State, county and municipal	—	—	—	—	—	—
Total investment securities available for sale	70.5	9,215,219	9,203,427	70.5	6,911,965	7,014,243
Investment in marketable equity securities	0.7	72,894	97,528	0.9	84,837	91,680
Investment securities held to maturity
Residential mortgage-backed securities	17.6	2,322,529	2,306,262	19.1	1,877,692	1,895,381
Commercial mortgage-backed securities	11.1	1,484,916	1,451,380	9.4	937,034	940,862
Other	0.1	2,008	2,008	0.1	2,256	2,256
Total investment securities held to maturity	28.8	3,809,453	3,759,650	28.6	2,816,982	2,838,499
Total investment securities	100.0%	$13,097,566	$13,060,605	100.0%	$9,813,784	$9,944,422
(1) Calculated as a percent of the total fair value of investment securities.

Table 7 presents the weighted average taxable-equivalent yields for investment securities held to maturity by major category at December 31, 2021 with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.
Table 7
WEIGHTED AVERAGE YIELD ON INVESTMENT SECURITIES

	December 31, 2021
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities held to maturity
Residential mortgage-backed securities(1)	—%	—%	—%	1.23%	1.23%
Commercial mortgage-backed securities(1)	—	—	—	1.47	1.47
Other investments	0.94	—	—	—	0.94
Total investment securities held to maturity	0.94%	—%	—%	1.33%	1.33%
(1)Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Loans and Leases
Loans held for sale were $98.7 million as of December 31, 2021, a net decrease of $26.1 million compared to $124.8 million as of December 31, 2020. The decrease is primarily due to sales of $1.00 billion, loans held for sale exchanged for investment securities of $230.5 million, partially offset by originations of $1.12 billion and transfers from loans held for investment to loans held for sale of $87.8 million.
Total loans were $32.37 billion as of December 31, 2021, a decrease of $420.5 million or 1.3% compared to $32.79 billion as of December 31, 2020. The decrease was primarily due to declines of $1.91 billion or 79.5% in SBA-PPP loans, which were primarily due to forgiveness of approximately $3.9 billion, partially offset by originations and recognition of deferred fees. The decrease in SBA-PPP loans was largely offset by increases of $827.6 million in owner occupied commercial mortgages and $697.0 million in commercial and industrial. These increases are primarily due to growth in commercial lines, equipment leasing, and our government lending portfolios.
Loans and leases held for investment are classified differently, dependent on whether they are originated or purchased, and if purchased, whether or not the loans reflect more than insignificant credit deterioration since origination as of the date of acquisition. Non-purchased credit deteriorated (“non-PCD”) loans consist of loans which were originated by us or purchased from other institutions that did not reflect more than insignificant credit deterioration at acquisition. Purchased credit deteriorated (“PCD”) loans are purchased loans which reflect a more than insignificant credit deterioration since origination as of the date of acquisition. The net decrease of $125.3 million in PCD loans as of December 31, 2021 compared to December 31, 2020 was primarily due to pay downs and payoffs.
We report non-PCD and PCD loan portfolios separately, with the non-PCD portfolio further divided into commercial and consumer segments. Non-PCD loans and leases at December 31, 2021 were $32.03 billion compared to $32.33 billion at December 31, 2020, representing 99.0% and 98.6% of total loans, respectively. PCD loans at December 31, 2021 were $337.6 million, compared to $462.9 million at December 31, 2020, representing 1.0% and 1.4% of loans, respectively.
The discount related to acquired non-PCD loans and leases at December 31, 2021 and December 31, 2020 was $11.4 million and $19.5 million, respectively. The discount related to PCD loans at December 31, 2021 and December 31, 2020 was $29.0 million and $45.3 million, respectively. The primary driver of the decrease in PCD discount was loan payoffs.
During the year ended December 31, 2021 and 2020, accretion income on purchased non-PCD loans and leases was $8.0 million and $11.3 million, respectively. During the year ended December 31, 2021 and 2020, interest and accretion income on purchased PCD loans and leases was $44.3 million and $59.7 million, respectively.

Table 8 provides the composition of net loans and leases for the past three years.
Table 8
LOANS AND LEASES

	December 31
(Dollars in thousands)	2021	2020
Non-PCD loans and leases:
Commercial:
Construction and land development	$1,111,797	$985,424
Owner occupied commercial mortgage	11,992,625	11,165,012
Non-owner occupied commercial mortgage	2,971,393	2,987,689
Commercial and industrial and leases	5,710,652	5,013,644
SBA-PPP	493,821	2,406,291
Total commercial loans	22,280,288	22,558,060
Consumer:
Residential mortgage	5,679,919	5,561,686
Revolving mortgage	1,795,005	2,052,854
Construction and land development	399,570	348,123
Consumer auto	1,331,388	1,255,402
Consumer other	547,728	552,968
Total consumer loans	9,753,610	9,771,033
Total non-PCD loans and leases	32,033,898	32,329,093
PCD loans	337,624	462,882
Total loans and leases	32,371,522	32,791,975
Less allowance for credit losses	(178,493)	(224,314)
Net loans and leases	$32,193,029	$32,567,661

December 31
(Dollars in thousands)	2019
Non-PCI loans and leases:
Commercial:
Construction and land development	$1,013,454
Commercial mortgage	12,282,635
Other commercial real estate	542,028
Commercial and industrial and leases	4,403,792
Other	310,093
Total commercial loans	18,552,002
Noncommercial:
Residential mortgage	5,293,917
Revolving mortgage	2,339,072
Construction and land development	357,385
Consumer	1,780,404
Total noncommercial loans	9,770,778
Total non-PCI loans and leases	$28,322,780
PCI loans	$558,716
Total loans and leases	28,881,496
Less allowance for credit losses	(225,141)
Net loans and leases	$28,656,355

Allowance for Credit Losses
During January 2020, we adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which changed the methodology, accounting policies, and inputs used in determining the ACL. Refer to Note A, Accounting Policies and Basis of Presentation, in the Notes to Consolidated Financial Statements for a discussion of the methodology used in the determination of the ACL.
The ACL was $178.5 million at December 31, 2021, compared to $224.3 million and $225.1 million at December 31, 2020 and 2019, respectively. The ACL as a percentage of total loans and leases was 0.55% at December 31, 2021, compared to 0.68% and 0.78% at December 31, 2020 and 2019, respectively. The decrease in the ACL as of December 31, 2021 compared to December 31, 2020 was primarily driven by continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors.
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, BancShares uses a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. BancShares’ ACL forecasts consider a range of economic scenarios from an upside scenario to a severely adverse scenario, but the December 31, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by our strong credit quality and low net charge-offs.
As of December 31, 2021, the baseline forecast utilized the following significant inputs over the two-year reasonable and supportable forecast period:
Unemployment - Expected to improve to below 4% by the end of 2022, slightly increasing to just above 4% in the first quarter of 2023, stabilizing below 4% through the remainder of 2023
GDP Growth - Peak quarter over quarter annualized growth of just under 7% in the fourth quarter of 2021, decreasing to below 3% in the second half of 2022 and thereafter
Home Pricing Index - Year over year growth rates of approximately 7% during 2022, declining to below 3% by the second half of 2023
Commercial Real Estate Index - Slight downturn in year over year change in the second quarter of 2022, relatively flat throughout the rest of 2022, followed by continued growth reaching 9% in the second and third quarters of 2023.
At December 31, 2021, the ACL allocated to non-PCD loans and leases was $163.7 million, or 0.51% of non-PCD loans and leases, compared to $200.3 million, or 0.62%, at December 31, 2020, and $217.6 million, or 0.77%, at December 31, 2019. Aside from SBA-PPP loans, which have no allowance, the decrease at December 31, 2021 compared to December 31, 2020 was primarily due to continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors. The ACL as a percentage of non-PCD loans and leases excluding SBA-PPP loans was 0.52% at December 31, 2021 compared to 0.67% at December 31, 2020.
At December 31, 2021, the ACL on PCD loans totaled $14.8 million compared to $24.0 million at December 31, 2020 and $7.5 million, at December 31, 2019. The decrease at December 31, 2021 compared to December 31, 2020 was primarily due to a $9.2 million reserve release for the year ended December 31, 2021, driven primarily by continued strong credit performance, low net charge-offs, improvement in macroeconomic factors, and lower PCD loan balances.
At December 31, 2021, the ACL on unfunded commitments was $11.8 million compared to $12.8 million at December 31, 2020 and $1.1 million, at December 31, 2019.

Table 9 provides details of the ACL, provision components and net charge-off ratio by loan class for the past three years.
Table 9
ALLOWANCE FOR CREDIT LOSSES

	Year Ended December 31, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Allowance for credit losses:
Balance at January 1, 2021	80,842	119,485	23,987	224,314
Benefit for credit losses	(1,228)	(21,278)	(14,329)	(36,835)
Charge-offs	(15,924)	(17,181)	(2,317)	(35,422)
Recoveries	7,523	11,452	7,461	26,436
Balance at December 31, 2021	$71,213	$92,478	$14,802	$178,493

Net charge-off (recovery) ratio	0.04%	0.06%	(1.28)%	0.03%
Net charge-offs (recoveries)	$8,401	$7,048	$(5,144)	$8,986
Average loans	22,550,607	9,797,112	402,277	32,749,996

	Year Ended December 31, 2020
	Commercial	Consumer	PCD	Total
Balance at December 31, 2019	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1, 2020	54,815	105,865	26,537	187,217
Provision (benefit)	37,763	27,791	(7,202)	58,352
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(17,586)	(24,219)	(3,300)	(45,105)
Recoveries	5,850	10,048	6,759	22,657
Balance at December 31, 2020	$80,842	$119,485	$23,987	$224,314
Net charge-off (recovery) ratio	0.06%	0.15%	(0.67)%	0.07%
Net charge-offs (recoveries)	$11,736	$14,171	$(3,459)	$22,448
Average loans	21,282,535	9,617,600	517,121	31,417,256

	Year Ended December 31, 2019
(Dollars in thousands)	Commercial	Consumer	PCI	Total
Balance at January 1, 2019	$139,043	$75,525	9,144	223,712
Provision (benefit)	13,386	19,663	(1,608)	31,441
Charge-offs	(14,744)	(28,283)	—	(43,027)
Recoveries	4,684	8,331	—	13,015
Balance at December 31, 2019	$142,369	$75,236	$7,536	$225,141
Net charge-off ratio	0.06%	0.22%	—%	0.11%
Net charge-offs	$10,060	$19,952	$—	$30,012
Average loans	16,875,800	9,182,570	537,131	26,595,501

Table 10 provides trends of the ACL ratios for the past three years.
Table 10
ALLOWANCE FOR CREDIT LOSSES RATIOS

(Dollars in thousands)	2021	2020	2019
Allowance for credit losses to total loans and leases:	0.55%	0.68%	0.78%
Allowance for credit losses	$178,493	$224,314	$225,141
Total loans and leases	32,371,522	32,791,975	28,881,496
Allowance for credit losses to non-PCD loans and leases:	0.51%	0.62%	0.77%
Allowance for credit losses on non-PCD loans and leases	$163,691	$200,327	$217,605
Total non-PCD loans and leases	32,033,898	32,329,093	28,322,780
Allowance for credit losses to PCD loans:	4.38%	5.18%	1.35%
Allowance for credit losses on PCD loans	$14,802	$23,987	$7,536
Total PCD loans	337,624	462,882	558,716

Table 11 details the allocation of the ACL among the various loan types. See Note E, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements for additional disclosures regarding the ACL.
Table 11
ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	December 31
	2021		2020
(dollars in thousands)	Allowance for credit losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
Non-PCD loans and leases
Commercial:
Construction and land development	$4,465	3.4%	$6,746	3.0%
Owner occupied commercial mortgage	21,964	37.0	23,665	34.0
Non-owner occupied commercial mortgage	14,149	9.2	22,652	9.1
Commercial and industrial and leases	30,635	17.7	27,779	15.3
SBA-PPP	—	1.5	—	7.3
Total commercial loans and leases	71,213	68.8	80,842	68.7
Consumer:
Residential mortgage	32,865	17.5	44,098	17.0
Revolving mortgage	16,750	5.6	24,757	6.3
Construction and land development	976	1.2	1,731	1.1
Consumer auto	5,762	4.1	9,460	3.8
Consumer other	36,125	1.7	39,439	1.7
Total consumer loans	92,478	30.1	119,485	29.9
Total non-PCD loans and leases	163,691	98.9	200,327	98.6
PCD loans	14,802	1.1	23,987	1.4
Total loans and leases	$178,493	100.0%	$224,314	100.0%

	December 31
	2019
(dollars in thousands)	Allowance for loan and lease losses	Percent of loans to total loans
Non-PCI loans and leases
Commercial:
Construction and land development	$33,213	3.5%
Commercial mortgage	45,335	42.5
Other commercial real estate	2,211	1.9
Commercial and industrial and leases	59,374	15.3
Other	2,236	1.1
Total commercial loans and leases	142,369	64.3
Noncommercial:
Residential mortgage	18,232	18.3
Revolving mortgage	19,702	8.1
Construction and land development	2,709	1.2
Consumer	34,593	6.2
Total noncommercial loans	75,236	33.8
Total non-PCI loans and leases	217,605	98.1
PCI loans	7,536	1.9
Total loans and leases	$225,141	100.0%

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO resulting from both non-PCD and PCD loans. Non-PCD loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectable. When non-PCD loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. Non-PCD loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time as to both principal and interest and there is no longer concern as to the collectability of principal and interest. Accretion of income for PCD loans is discontinued when we are unable to estimate the amount or timing of cash flows. PCD loans may begin or resume accretion of income when information becomes available that allows us to estimate the amount and timing of future cash flows.
OREO includes foreclosed property and branch facilities that we have closed but not sold. Net book values of OREO are reviewed at least annually to evaluate if write-downs are required. The level of review is dependent on the value and type of the collateral, with higher value and more complex properties receiving a more detailed review. Changes to the value of the assets between scheduled valuation dates are monitored through communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.
Since OREO is carried at the lower of cost or market value, less estimated selling costs, book value adjustments are only recorded when fair values have declined. Decisions regarding write-downs are based on factors including appraisals, previous offers received on the property, market conditions and the number of days the property has been on the market.
Table 12 provides details on nonperforming assets and other risk elements.
Table 12
NONPERFORMING ASSETS

	December 31
(Dollars in thousands, except ratios)	2021	2020	2019
Nonaccrual loans and leases:
Non-PCD	$90,690	$136,544	$114,946
PCD	29,616	54,939	6,743
Total nonaccrual loans	120,306	191,483	121,689
Other real estate owned	39,328	50,890	46,591
Total nonperforming assets	$159,634	$242,373	$168,280

Accruing loans and leases 90 days or more past due:
Non-PCD	$6,382	$5,507	$3,291
PCD	543	355	24,257

Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.49	0.74	0.58
Ratio of nonaccrual loans and leases to total loans and leases	0.37	0.58	0.42
Ratio of allowance for credit losses to nonaccrual loans and leases	148.4	117.1	185.0
Troubled Debt Restructurings
A loan is considered a troubled debt restructuring (“TDR”) when both of the following occur: (1) a modification to a borrower’s debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include deferrals of interest, modifications of payment terms, or, in certain limited instances, forgiveness of principal or interest. Acquired loans are classified as TDRs if a modification is made subsequent to acquisition. We further classify TDRs as performing and nonperforming. Performing TDRs accrue interest at the time of restructure and continue to perform based on the restructured terms. Nonperforming TDRs do not accrue interest and are included with other nonperforming assets within nonaccrual loans and leases in Table 12 above.

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
We selectively agree to modify existing loan terms to provide relief to customers who are experiencing financial difficulties or other circumstances that could affect their ability to meet debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. TDR not accruing interest at the time of restructure are included as nonperforming loans. TDRs accruing at the time of restructure and continuing to perform based on the restructured terms are considered performing loans.
Table 13 provides further details on performing and nonperforming TDRs for the last three years.
Table 13
TROUBLED DEBT RESTRUCTURINGS

	December 31
(Dollars in thousands)	2021	2020	2019
Accruing TDRs:
Non-PCD	$117,380	$139,747	$111,676
PCD	29,401	17,617	17,074
Total accruing TDRs	$146,781	$157,364	$128,750
Nonaccruing TDRs:
Non-PCD	37,832	43,470	42,331
PCD	9,935	7,346	111
Total nonaccruing TDRs	$47,767	$50,816	$42,442
All TDRs:
Non-PCD	155,212	183,217	154,007
PCD	39,336	24,963	17,185
Total TDRs	$194,548	$208,180	$171,192
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $31.78 billion at December 31, 2021, compared to $27.31 billion at December 31, 2020. The $4.48 billion increase was primarily due to an increase in interest-bearing deposits of $4.58 billion, partially offset by a decrease in total borrowings of $106.2 million.
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
Total deposits increased by $7.97 billion, or 18.4%, to $51.41 billion as of December 31, 2021 from $43.43 billion as of December 31, 2020. The increases were primarily due to increases of $3.39 billion in demand deposits, $2.10 billion in checking with interest, and $1.96 billion in money market. The growth in deposits is coming from a mix of new clients and existing clients and is generally from our commercial customers.

Table 14 provides deposit balances as of December 31, 2021 and 2020.
Table 14
DEPOSITS

	December 31
(Dollars in thousands)	2021	2020
Demand	$21,404,808	$18,014,029
Checking with interest	12,694,389	10,591,687
Money market	10,590,106	8,632,713
Savings	4,235,824	3,304,167
Time	2,480,967	2,889,013
Total deposits	$51,406,094	$43,431,609

Table 15 provides the expected maturity of time deposits in excess of $250 thousand, the FDIC insurance limit, as of December 31, 2021.
Table 15
MATURITIES OF TIME DEPOSITS IN EXCESS OF $250,000

	December 31
(Dollars in thousands)	2021	2020
Time deposits maturing in:
Three months or less	$224,156	$136,200
Over three months through six months	115,507	118,496
Over six months through 12 months	84,996	86,260
More than 12 months	154,862	311,956
Total	$579,521	$652,912
We estimate total uninsured deposits were $22.95 billion and $18.02 billion at December 31, 2021 and 2020, respectively.

Borrowings
At December 31, 2021, total borrowings were $1.78 billion compared to $1.89 billion at December 31, 2020. The $106.2 million decrease was primarily due to a decrease of $52.4 million in securities sold under customer repurchase agreements and a decrease of $27.0 million in total subordinated debt.
Table 16
BORROWINGS

	December 31
(Dollars in thousands)	2021	2020
Securities sold under customer repurchase agreements	$589,101	$641,487
Federal Home Loan Bank borrowings	644,659	655,175
Subordinated debt
SCB Capital Trust I	9,817	9,779
FCB/SC Capital Trust II	17,798	17,664
FCB/NC Capital Trust III	88,145	88,145
Macon Capital Trust I	14,433	14,433
3.375 % Fixed-to-Floating Rate Subordinated Notes due 2030	347,371	346,541
Other subordinated debt	—	27,956
Total subordinated debt	477,564	504,518
Other borrowings	72,155	88,470
Total borrowings	$1,783,479	$1,889,650

The Parent Company owns four special purpose entities – SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III and Macon Capital Trust I (the “Trusts”), which mature in 2034, 2034, 2036, and 2034, respectively. Subordinated debt included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.
On March 4, 2020, we completed a public offering of $350 million aggregate principal amount of our 3.375% Fixed-to-Floating Rate Subordinated Notes due 2030, which are redeemable starting with the interest payment due March 15, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required under the rules of the Federal Reserve, or earlier upon the occurrence of certain events.
In conjunction with the CIT Merger, FCB assumed approximately $3.7 billion senior unsecured notes (principal balance) and $500 million subordinated unsecured notes (principal balance). On February 24, 2022, FCB redeemed approximately $2.9 billion of senior unsecured notes, leaving approximately $900 million of senior unsecured debt and $500 million of subordinated unsecured debt outstanding. Refer to Note W, Subsequent Events, in the Notes to Consolidated Financial Statements for further discussion of the redemption of this debt.

Commitments and Contractual Obligations
Table 17 identifies significant obligations and commitments as of December 31, 2021 representing required and potential cash outflows. See Note T, Commitments and Contingencies, for additional information regarding total commitments. Loan commitments and standby letters of credit are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.
Table 17
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Type of obligation	Payments due by period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$1,937,216	$306,928	$56,970	$179,853	$2,480,967
Short-term borrowings	589,101	—	—	—	589,101
Long-term obligations	82,735	131,271	2,649	977,723	1,194,378
Total contractual obligations	$2,609,052	$438,199	$59,619	$1,157,576	$4,264,446
Commitments:
Loan commitments	$6,391,757	$2,086,781	$769,469	$3,763,147	$13,011,154
Standby letters of credit	100,520	15,916	212	—	116,648
Affordable housing partnerships	28,407	13,658	556	795	43,416
Total commitments	$6,520,684	$2,116,355	$770,237	$3,763,942	$13,171,218

CRA Investment Commitment
Prior to the CIT Merger, CIT announced a Community Benefits Plan developed in collaboration with the California Reinvestment Coalition (“CRC”) and the National Community Reinvestment Coalition (“NCRC”). Through the plan, CIT Bank agreed to fund $7.75 billion in CRA qualified lending and investments over a four-year term, covering the period of January 1, 2020 through December 31, 2023. Of the $7.75 billion commitment, $6.5 billion over the four-year plan period will be within California for statewide CRA lending and investments, with sub-targets for specified multi-family, small business and mortgage lending. Outside of California, CIT Bank had committed $1.25 billion over the four-year term in CRA qualified lending and investments to communities where it will have physical branches. In conjunction with the CIT Merger, BancShares agreed to honor the CRA commitments.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they exceed the requirements imposed by regulatory authorities and to ensure they are appropriate, given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies, which could have a material impact on our consolidated financial statements.

During 2021, the Parent Company did not repurchase any Class A common stock. During 2020, the Parent Company repurchased a total of 813,090 shares of Class A common stock, or 8.4% of outstanding Class A shares as of December 31, 2019, for $333.8 million at an average cost per share of $410.48. There were no repurchases of Class B common stock or preferred stock during the year ended December 31, 2021 or 2020. All share repurchases were executed under previously approved authorities.
Upon expiration of the most recent share repurchase authorization on July 31, 2020, share repurchase activity ended and will be reevaluated in subsequent periods.
During 2020 and 2019, the share repurchases included 45,000 and 100,000 shares, respectively, of Class A common stock purchased from Ella Anna Holding, as trustee of her revocable trust. Mrs. Holding is the widow of the Parent Company’s former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, our Chairman and Chief Executive Officer and Vice Chairman, respectively.
In connection with the consummation of the CIT Merger, the Parent Company issued approximately 6.1 million shares of its Class A Common Stock. The closing share price of the Class A Common Stock on the Nasdaq Global Select Market was $859.76 on January 3, 2022. Additionally, CIT Series A and B Preferred Stock was converted into the rights to receive BancShares Series B and C Preferred Stock, respectively. In connection with the consummation of the CIT Merger, the Parent Company issued (a) 325,000 shares of BancShares Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in a total liquidation preference of $325 million, and (b) 8 million shares of BancShares Series C Preferred Stock with a liquidation preference of $25 per share, resulting in a total liquidation preference of $200 million. The issuance of Class A Common Stock and the conversion of preferred stock is further discussed in the “Business Combinations” section of this MD&A.

Table 18 provides information on capital adequacy for BancShares and FCB as of December 31, 2021 and 2020.
Table 18
ANALYSIS OF CAPITAL ADEQUACY

			December 31, 2021		December 31, 2020
(Dollars in thousands)	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$5,041,686	14.35%	$4,577,212	13.81%
Tier 1 risk-based capital	8.50	8.00	4,380,452	12.47	3,856,086	11.63
Common equity Tier 1	7.00	6.50	4,040,515	11.50	3,516,149	10.61
Tier 1 leverage	4.00	5.00	4,380,452	7.59	3,856,086	7.86
FCB
Total risk-based capital	10.50%	10.00	4,857,960	13.85	4,543,496	13.72
Tier 1 risk-based capital	8.50	8.00	4,651,226	13.26	4,276,870	12.92
Common equity Tier 1	7.00	6.50	4,651,226	13.26	4,276,870	12.92
Tier 1 leverage	4.00	5.00	4,651,226	8.07	4,276,870	8.72

Federal banking agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening previous capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015 and the associated capital conservation buffers of 2.5% were fully phased in by January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Additionally, federal banking agencies have developed Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. Failure to meet regulatory capital requirements may result in certain actions by regulators which could have a direct material effect on our consolidated financial statements. Table 18 demonstrates that the regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of December 31, 2021 and 2020. At December 31, 2021, BancShares and FCB had total risk-based capital ratio conservation buffers of 6.35% and 5.85%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of December 31, 2021 over the Basel III minimum. The Basel III minimums, conservation buffers, and requirements are discussed further in the “Capital Requirements” section in Item 1. Business included in this Annual Report on Form 10-K.
At December 31, 2021 and 2020, BancShares had additional Tier 1 Capital of $339.9 million, which consists of 5.375% non-cumulative perpetual preferred stock, series A. BancShares had Tier 2 capital totaling $661.2 million and $721.1 million at December 31, 2021 and 2020, respectively. FCB had Tier 2 capital totaling $206.7 million and $266.6 million at December 31, 2021 and 2020, respectively. Tier 2 capital consists of the allowance for credit losses (up to 1.25% of risk weighted assets), trust preferred securities, and qualifying subordinated debt. Under Basel III regulations, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in Tier 2 capital by 20% each year until the debt matures. Once the subordinated debt is within one year of its scheduled maturity date, none of the subordinated debt qualifies as Tier 2 capital.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
RISK MANAGEMENT
Risk is inherent in any business. BancShares has defined a moderate risk appetite, a balanced approach to risk taking, with a philosophy which does not preclude higher risk business activities balanced with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge and oversight by management committees. In addition, our Board of Directors (the “Board”) strives to ensure the business culture is integrated with the Risk Management program and policies, procedures and metrics for identifying, assessing, monitoring and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through the Board Risk Committee.

The Board Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Board Risk Committee is directed to monitor and advise the full Board regarding risk exposures, including Credit, Market, Capital, Liquidity, Operational, Compliance, Asset, Strategic and Reputational risks; review, approve, and monitor adherence to the Risk Appetite Statement and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Risk Management Framework and Risk Appetite Framework. The Board Risk Committee also reviews: reports of examination by and communications from regulatory agencies; the results of internal and third party testing and qualitative and quantitative assessments related to risk management; and any other matters within the scope of the Board Risk Committee’s oversight responsibilities. The Board Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, compensation risk management and other areas of joint responsibility.
In combination with other risk management and monitoring practices, enterprise-wide stress testing activities are part of the Risk Management Framework and conducted within a defined framework. Stress tests are performed for various risks to ensure the financial institution can support continued operations during stressed periods.
Enactment of the EGRRCPA significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run. BancShares will continue to monitor and stress test its capital and liquidity consistent with the safety and soundness expectations of the federal regulators. Refer to the “Regulatory Considerations” section of Item 1. Business included in this Annual Report on Form 10-K for further discussion.
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCD or non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an appropriate ACL that accounts for expected credit losses in the loan and lease portfolio.
Our ACL estimate as of December 31, 2021, included extensive reviews of the changes in credit risk associated with the uncertainties around economic forecasts and the overall economic impact of COVID-19. Expected loss estimates within each portfolio considered the potential impact of economic activity, as well as potential mitigating impact from the government stimulus and loan modification programs. These loss estimates additionally considered BancShares industry risk, historically strong credit quality and actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen significant deterioration as of December 31, 2021.
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
We have historically carried a significant concentration of real estate secured loans, but actively mitigate exposure through underwriting policies which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2021, loans secured by real estate were $24.28 billion, or 75.0%, of total loans and leases compared to $23.56 billion, or 71.8% at December 31, 2020, and $22.38 billion, or 77.5%, at December 31, 2019.
Similar to our branch footprint, the collateral of loans secured by real estate is concentrated within North Carolina and South Carolina. At December 31, 2021, real estate located in North Carolina and South Carolina represented 35.9% and 15.6%, respectively, of all real estate used as collateral.

Table 19 provides the geographic distribution of real estate collateral by state.
Table 19
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2021
Collateral location	Percent of real estate secured loans with collateral located in the state
North Carolina	35.9
South Carolina	15.6
California	11.8
Florida	7.0
Georgia	6.5
Virginia	6.3
Washington	3.7
Texas	3.1
Tennessee	1.5
All other locations	8.6
Among real estate secured loans, our revolving mortgage loans (“Home Equity Lines of Credit” or “HELOCs”) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our HELOCs are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. HELOCs secured by real estate were $1.82 billion, or 5.6%, of total loans at December 31, 2021, compared to $2.09 billion, or 6.4%, at December 31, 2020, and $2.38 billion, or 8.2%, at December 31, 2019.
Except for loans acquired through mergers and acquisitions, we have not purchased HELOCs in the secondary market, nor have we originated these loans to customers outside of our market areas. All originated HELOCs were underwritten by us based on our standard lending criteria. The HELOC portfolio consists of variable rate lines of credit which allow customer draws during a specified period of the line of credit, with a portion switching to an amortizing term following the draw period. Approximately 83.1% of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 36.6% of the loan balances outstanding are secured by senior collateral positions while the remaining 63.4% are secured by junior liens.
We actively monitor the portion of our HELOCs in the interest-only period and when they will mature. Approximately 89.4% of outstanding balances at December 31, 2021, require interest-only payments, while the remaining require monthly payments equal to the greater of 1.5% of the outstanding balance, or $100. When HELOCs switch from interest-only to fully amortizing, including principal and interest, some borrowers may not be able to afford the higher monthly payments. We have not experienced a significant increase in defaults as a result of these increased payments. In the normal course of business, we will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.
Loans and leases to borrowers in medical, dental or related fields were $7.09 billion as of December 31, 2021, which represents 21.9% of total loans and leases, compared to $5.54 billion or 16.9% of total loans and leases at December 31, 2020, and $5.16 billion or 17.9% of total loans and leases at December 31, 2019. The credit risk of this industry concentration is mitigated through our underwriting policies which emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10% of total loans and leases outstanding at December 31, 2021.
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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated in the middle of the yield curve, mostly driven by moves in the federal funds rate, whereby our assets will reprice faster than our liabilities. Interest rate sensitive assets generally consist of interest-bearing cash, investment securities, and commercial and consumer loans. Approximately 27% of our commercial and consumer loans have floating contractual reference rates. These floating rate loans are indexed to the following rates (with approximate percentages of each floating rate loan portfolio relative to the total floating rate loan portfolio included in parenthesis), Prime (41%), LIBOR (34%), Secured Overnight Financing Rate (“SOFR”) (12%) and US Treasury (13%).
Table 20 provides the impact on net interest income over 24 months resulting from various instantaneous interest rate shock scenarios as of December 31, 2021 and 2020.
Table 20
NET INCOME SENSITIVITY SIMULATION ANALYSIS

	Estimated (decrease) increase in net interest income
Change in interest rate (basis points)	December 31, 2021	December 31, 2020
-100	(6.97)%	(6.24)%
+100	6.68	8.09
+200	12.87	14.57
Net interest income sensitivity metrics at December 31, 2021 remain largely unchanged when compared to December 31, 2020.
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
Table 21 presents the EVE profile as of December 31, 2021 and 2020.
Table 21
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated (decrease) increase in EVE
Change in interest rate (basis points)	December 31, 2021	December 31, 2020
-100	(13.68)%	(21.20)%
+100	6.10	12.18
+200	5.93	15.71
The EVE metrics at December 31, 2021, compared to December 31, 2020, were primarily affected by ongoing growth in non-maturity deposits during 2021, coupled with the interest rate environment.
We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. Our simulations do not account for other business developments, including the CIT Merger, that could affect net interest income and EVE, or for management actions that could affect net interest income and EVE or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations.

Table 22 provides loan maturity distribution information.
Table 22
LOAN MATURITY DISTRIBUTION

	At December 31, 2021, maturing
(Dollars in thousands)	Within One Year	One to Five Years	Five to 15 Years	After 15 years	Total
Commercial:
Construction and land development	$147,315	$395,055	$471,156	$98,271	$1,111,797
Owner occupied commercial mortgage	503,491	3,194,733	7,924,721	369,680	11,992,625
Non-owner occupied commercial mortgage	234,654	1,343,459	1,359,985	33,295	2,971,393
Commercial and industrial and leases	1,231,000	2,861,414	1,563,114	55,124	5,710,652
SBA-PPP	43,116	450,705	—	—	493,821
Total commercial loans and leases	2,159,576	8,245,366	11,318,976	556,370	22,280,288
Consumer:
Residential mortgage	84,375	391,917	1,543,399	3,660,228	5,679,919
Revolving mortgage	113,575	211,084	91,455	1,378,891	1,795,005
Construction and land development	16,623	104,655	18,104	260,188	399,570
Consumer auto	9,784	625,953	695,651	—	1,331,388
Consumer other	305,972	121,327	74,655	45,774	547,728
Total consumer loans	530,329	1,454,936	2,423,264	5,345,081	9,753,610
PCD loans	32,719	95,715	139,102	70,088	337,624
Total loans and leases	$2,722,624	$9,796,017	$13,881,342	$5,971,539	$32,371,522
Table 23 provides information regarding the sensitivity of loans and leases to changes in interest rates.
Table 23
LOAN INTEREST RATE SENSITIVITY

	Loans maturing after one year with
(Dollars in thousands)	Fixed interest rates	Variable interest rates
Commercial:
Construction and land development	$575,787	$388,695
Owner occupied commercial mortgage	10,638,067	851,067
Non-owner occupied commercial mortgage	2,369,125	367,614
Commercial and industrial and leases	3,844,074	635,578
SBA-PPP	450,705	—
Total commercial loans and leases	17,877,758	2,242,954
Consumer:
Residential mortgage	2,761,276	2,834,268
Revolving mortgage	32,766	1,648,664
Construction and land development	103,947	279,000
Consumer auto	1,321,604	—
Consumer other	194,726	47,030
Total consumer loans	4,414,319	4,808,962
PCD loans	138,614	166,291
Total loans and leases	$22,430,691	$7,218,207
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
We aim to maintain a diverse mix of liquidity sources to support the liquidity management function, while aiming to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature. Our primary source of liquidity is our branch-generated deposit portfolio due to the generally stable balances and low cost. Additional sources include cash at the Federal Reserve Bank and various other correspondent bank accounts and unencumbered securities, which totaled $16.41 billion at December 31, 2021, compared to $9.63 billion at December 31, 2020. Another source of available funds is advances from the FHLB of Atlanta. Outstanding FHLB advances were $644.7 million as of December 31, 2021, and we had sufficient collateral pledged to secure $8.92 billion of additional borrowings. Further, in the current year, $4.81 billion in non-PCD loans with a lendable collateral value of $3.95 billion were used to create additional borrowing capacity at the Federal Reserve Bank. We also maintain Federal Funds and other credit lines, which had $556.0 million of available capacity at December 31, 2021.
FOURTH QUARTER ANALYSIS
For the quarter ended December 31, 2021, net income was $123.3 million compared to $138.1 million for the corresponding quarter of 2020, a decrease of $14.8 million or 10.7%. The decrease was primarily the result of lower net interest income, lower noninterest income and higher noninterest expenses, partially offset by lower provision expense. Earnings per share were $12.09 for the fourth quarter of 2021 compared to $13.59 for the same period a year ago.
Net interest income was $357.4 million, a decrease of $1.3 million, or 0.4%, compared to the fourth quarter of 2020. This was primarily due to a decline in the yield on loans and a decrease in interest and fee income on SBA-PPP loans, largely offset by organic loan growth, higher investment and overnight balances and yields, as well as lower rates on interest-bearing deposits. SBA-PPP loans contributed $26.5 million in interest and fee income for the fourth quarter of 2021 compared to $42.2 million for the same quarter in 2020.
The taxable-equivalent net interest margin for the fourth quarter of 2021 was 2.58%, a decrease of 44 basis points from 3.02% in the same quarter in the prior year. The margin decline was primarily due to changes in earning asset mix driven by excess liquidity and higher balances in overnight investments, a decline in the yield on loans and lower income on SBA-PPP loans. These declines were partially offset by lower rates paid on interest-bearing deposits and higher investment yields.
Income tax expense was $30.3 million in the fourth quarter of 2021, compared to $36.6 million in the fourth quarter of 2020. The effective tax rates were 19.7% and 21.0% during each of these respective periods.
Provision for credit losses was a net benefit of $5.1 million during the fourth quarter of 2021, compared to $5.4 million in expense for the fourth quarter of 2020. The $10.5 million decrease was favorably impacted by a $4.7 million reserve release driven primarily by continued strong credit performance, low net charge-offs and improvement in macroeconomic factors. The net recovery ratio was 0.01% for the fourth quarter of 2021, compared to 0.06% for the fourth quarter of 2020.
Noninterest income was $114.3 million for the fourth quarter of 2021, a decrease of $12.5 million from the same period of 2020. Contributing to the decline was a $15.9 million reduction in fair market value adjustments on marketable equity securities, a $6.0 million decrease in mortgage income due to reductions in gain on sale and production volume driven by higher mortgage rates and increased competition and a $5.3 million decline in realized gains on available for sale securities. These declines were partially offset by a $5.3 million increase in wealth management services due to growth in assets under management resulting in higher advisory and transaction fees, a $3.6 million increase in service charges on deposit accounts, a $2.6 million increase in cardholder services, net, and a $1.2 million increase in both merchant services, net and other service charges and fees.
Noninterest expense was $323.2 million for the fourth quarter of 2021, an increase of $17.8 million from the same quarter last year. This was primarily due to increases of $9.9 million in salaries and wages (resulting from annual merit and higher revenue-based incentives), $4.5 million in CIT merger-related expenses, $3.7 million in processing fees paid to third parties (resulting from our continued investments in digital and technology to support revenue-generating businesses and improve internal processes), and temporary personnel costs.

Item 8. Financial Statements and Supplementary Data
Table 24
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

(Dollars in thousands, except share data)	2021	2020	2019	2018	2017
SUMMARY OF OPERATIONS
Interest income	$1,451,010	$1,484,026	$1,404,011	$1,245,757	$1,103,690
Interest expense	60,676	95,857	92,642	36,857	43,794
Net interest income	1,390,334	1,388,169	1,311,369	1,208,900	1,059,896
(Benefit) provision for credit losses	(36,835)	58,352	31,441	28,468	25,692
Net interest income after provision for credit losses	1,427,169	1,329,817	1,279,928	1,180,432	1,034,204
Gain on acquisitions	—	—	—	—	134,745
Noninterest income excluding gain on acquisitions	508,002	476,750	415,861	400,149	387,218
Noninterest expense	1,233,510	1,188,685	1,103,741	1,076,971	1,012,469
Income before income taxes	701,661	617,882	592,048	503,610	543,698
Income taxes	154,202	126,159	134,677	103,297	219,946
Net income	547,459	491,723	457,371	400,313	323,752
Net income available to common shareholders	$528,915	$477,661	$457,371	$400,313	$323,752
Net interest income, taxable equivalent (1)	$1,392,708	$1,390,765	$1,314,940	$1,212,280	$1,064,415
PER SHARE DATA
Net income	$53.88	$47.50	$41.05	$33.53	$26.96
Cash dividends	1.88	1.67	1.60	1.45	1.25
Market price at period end (Class A)	829.84	574.27	532.21	377.05	403.00
Book value at period end	447.95	396.21	337.38	300.04	277.60
SELECTED PERIOD AVERAGE BALANCES
Total assets	$54,982,821	$46,021,438	$37,161,719	$34,879,912	$34,302,867
Investment securities	10,610,750	9,054,933	6,919,069	7,074,929	7,036,564
Loans and leases (2)	32,860,019	31,605,090	26,656,048	24,483,719	22,725,665
Interest-earning assets	51,819,672	43,351,119	34,866,734	32,847,661	32,213,646
Deposits	48,258,586	39,746,616	32,218,536	30,165,249	29,119,344
Interest-bearing liabilities	29,345,838	24,894,309	20,394,815	18,995,727	19,576,353
Securities sold under customer repurchase agreements	660,288	632,362	530,818	555,555	649,252
Other short-term borrowings	—	50,549	23,087	58,686	77,680
Long-term borrowings	1,225,661	1,186,145	392,150	304,318	842,863
Common shareholders’ equity	4,120,785	3,684,889	3,551,781	3,422,941	3,206,250
Shareholders’ equity	$4,460,722	$3,954,007	$3,551,781	$3,422,941	$3,206,250
Shares outstanding	9,816,405	10,056,654	11,141,069	11,938,439	12,010,405
SELECTED PERIOD-END BALANCES
Total assets	$58,308,140	$49,957,680	$39,824,496	$35,408,629	$34,527,512
Investment securities	13,110,408	9,922,905	7,173,003	6,834,362	7,180,256
Loans and leases	32,371,522	32,791,975	28,881,496	25,523,276	23,596,825
Deposits	51,406,094	43,431,609	34,431,236	30,672,460	29,266,275
Securities sold under customer repurchase agreements	589,101	641,487	442,956	543,936	586,256
Other short-term borrowings	—	—	295,277	28,351	107,551
Long-term borrowings	1,194,378	1,248,163	588,638	319,867	870,240
Shareholders’ equity	$4,737,241	$4,229,268	$3,586,184	$3,488,954	$3,334,064
Shares outstanding	9,816,405	9,816,405	10,629,495	11,628,405	12,010,405
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	1.00%	1.07%	1.23%	1.15%	0.94%
Rate of return on average common shareholders’ equity	12.84	12.96	12.88	11.69	10.10
Average equity to average assets ratio	8.11	8.59	9.56	9.81	9.35
Net yield on interest-earning assets (taxable equivalent)	2.66	3.17	3.74	3.66	3.28
Allowance for credit losses to total loans and leases:
PCD	4.38	5.18	1.35	1.51	1.31
Non-PCD	0.51	0.62	0.77	0.86	0.93
Total	0.55	0.68	0.78	0.88	0.94
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.49	0.74	0.58	0.52	0.61
Total risk-based capital ratio	14.35	13.81	12.12	13.99	14.21
Tier 1 risk-based capital ratio	12.47	11.63	10.86	12.67	12.88
Common equity Tier 1 ratio	11.50	10.61	10.86	12.67	12.88
Leverage capital ratio	7.59	7.86	8.81	9.77	9.47
Dividend payout ratio	3.49	3.52	3.90	4.32	4.64
Average loans and leases to average deposits	68.09	79.52	82.74	81.17	78.04
(1) The taxable-equivalent adjustment was $2.4 million, $2.6 million, $3.6 million, $3.4 million and $4.5 million for the years 2021, 2020, 2019, 2018, and 2017, respectively.
(2) Average loan and lease balances include PCD loans, non-PCD loans and leases, loans held for sale and nonaccrual loans and leases.

Table 25
SELECTED QUARTERLY DATA

	2021				2020
(Dollars in thousands, except share data and ratios)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$372,007	$361,855	$361,825	$355,323	$376,876	$374,334	$363,257	$369,559
Interest expense	14,605	14,968	15,432	15,671	18,160	20,675	25,863	31,159
Net interest income	357,402	346,887	346,393	339,652	358,716	353,659	337,394	338,400
(Benefit) provision for credit losses	(5,138)	(1,120)	(19,603)	(10,974)	5,403	4,042	20,552	28,355
Net interest income after provision for credit losses	362,540	348,007	365,996	350,626	353,313	349,617	316,842	310,045
Noninterest income	114,259	122,944	134,150	136,649	126,765	120,572	165,402	64,011
Noninterest expense	323,188	312,818	301,578	295,926	305,373	291,662	291,679	299,971
Income before income taxes	153,611	158,133	198,568	191,349	174,705	178,527	190,565	74,085
Income taxes	30,329	34,060	45,780	44,033	36,621	35,843	36,779	16,916
Net income	123,282	124,073	152,788	147,316	138,084	142,684	153,786	57,169
Net income available to common shareholders	$118,646	$119,437	$148,152	$142,680	$133,448	$138,048	$148,996	$57,169
Net interest income, taxable equivalent	$357,950	$347,451	$347,035	$340,271	$359,370	$354,256	$337,965	$339,174
PER COMMON SHARE DATA
Net income	$12.09	$12.17	$15.09	$14.53	$13.59	$14.03	$14.74	$5.46
Cash dividends on common shares	0.47	0.47	0.47	0.47	0.47	0.40	0.40	0.40
Market price at period end (Class A)	829.84	843.17	832.74	835.77	574.27	318.78	405.02	332.87
Book value per share at period-end	447.95	432.07	421.39	405.59	396.21	380.43	367.57	351.90
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$58,115,943	$55,922,358	$54,399,331	$51,409,634	$49,557,803	$48,262,155	$45,553,502	$40,648,806
Investment securities	11,424,103	10,707,519	10,534,348	9,757,650	9,889,124	9,930,197	8,928,467	7,453,159
Loans and leases(1)	32,488,033	32,707,591	33,166,049	33,086,656	32,964,390	32,694,996	31,635,958	29,098,101
Interest-earning assets	54,601,810	52,371,165	51,519,684	48,715,279	46,922,823	45,617,376	42,795,781	38,004,341
Deposits	51,238,517	49,107,087	47,751,103	44,858,198	43,123,312	41,905,844	39,146,415	34,750,061
Interest-bearing liabilities	30,876,506	29,662,791	28,909,320	27,898,525	26,401,222	25,591,707	24,407,285	23,153,777
Securities sold under customer repurchase agreements	650,123	672,114	677,451	641,236	684,311	710,237	659,244	474,231
Other short-term borrowings	—	—	—	—	—	—	45,549	157,759
Long-term borrowings	1,217,099	1,222,452	1,227,755	1,235,576	1,250,682	1,256,331	1,275,928	961,132
Common shareholders' equity	4,292,981	4,196,655	4,058,236	3,935,267	3,786,158	3,679,138	3,648,284	3,625,975
Shareholders' equity	$4,632,918	$4,536,592	$4,398,173	$4,275,204	$4,126,095	$4,019,075	$3,988,225	$3,682,634
Common shares outstanding	9,816,405	9,816,405	9,816,405	9,816,405	9,816,405	9,836,629	10,105,520	10,473,119
SELECTED QUARTER-END BALANCES
Total assets	$58,308,140	$56,901,977	$55,175,318	$53,908,606	$49,957,680	$48,666,873	$47,866,194	$41,594,453
Investment securities	13,110,408	10,875,354	10,894,227	10,222,107	9,922,905	9,860,594	9,508,476	8,845,197
Loans and leases	32,371,522	32,516,189	32,689,652	33,180,851	32,791,975	32,845,144	32,418,425	29,240,959
Deposits	51,406,094	50,065,762	48,410,596	47,330,997	43,431,609	42,250,606	41,479,245	35,346,711
Securities sold under customer repurchase agreements	589,101	663,575	692,604	680,705	641,487	693,889	740,276	540,362
Other short-term borrowings	—	—	—	—	—	—	—	105,000
Long-term borrowings	1,194,378	1,219,229	1,224,488	1,230,326	1,248,163	1,252,016	1,258,719	1,297,132
Shareholders' equity	$4,737,241	$4,581,295	$4,476,490	$4,321,400	$4,229,268	$4,074,414	$3,991,444	$3,957,520
Common shares outstanding	9,816,405	9,816,405	9,816,405	9,816,405	9,816,405	9,816,405	9,934,105	10,280,105
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.84%	0.88%	1.13%	1.16%	1.11%	1.18%	1.36%	0.57%
Rate of return on average shareholders’ equity (annualized)	10.96	11.29	14.64	14.70	14.02	14.93	16.43	6.34
Net yield on interest-earning assets (taxable equivalent)	2.58	2.61	2.68	2.80	3.02	3.06	3.14	3.55
Allowance for credit losses to total loans and leases:
PCD	4.38	4.94	4.73	5.30	5.18	5.07	5.07	4.80
Non-PCD	0.51	0.51	0.53	0.57	0.62	0.61	0.61	0.64
Total	0.55	0.56	0.58	0.63	0.68	0.68	0.69	0.72
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.49	0.63	0.71	0.73	0.74	0.73	0.77	0.79
Total risk-based capital ratio	14.35	14.30	14.15	14.14	13.81	13.70	13.63	13.65
Tier 1 risk-based capital ratio	12.47	12.32	12.13	12.02	11.63	11.48	11.38	11.43
Common equity Tier 1 ratio	11.50	11.34	11.14	11.00	10.61	10.43	10.32	10.36
Tier 1 leverage capital ratio	7.59	7.68	7.67	7.84	7.86	7.80	8.07	8.98
Dividend payout ratio	3.89	3.86	3.11	3.23	3.46	2.85	2.71	7.33
Average loans and leases to average deposits	63.41	66.60	69.46	73.76	76.44	78.02	80.81	83.74
(1) Average loan and lease balances include PCI loans, non-PCI loans and leases, loans held for sale and nonaccrual loans and leases.

Table 26
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2021			2020			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands, taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases(1)(2)	$32,488,033	$328,781	3.98%	$32,964,390	$345,300	4.12%	$(15,137)	$(1,382)	$(16,519)
Investment securities:(2)
U.S. Treasury	560,737	1,401	0.99	526,072	250	0.19	17	1,134	1,151
Government agency	832,821	1,381	0.66	695,757	1,574	0.90	310	(503)	(193)
Mortgage-backed securities	9,300,971	28,597	1.23	7,981,834	21,130	1.06	3,523	3,944	7,467
Corporate bonds	620,341	7,782	5.02	591,780	7,657	5.18	370	(245)	125
Other investments	109,233	563	2.04	93,681	600	2.55	102	(139)	(37)
Total investment securities	11,424,103	39,724	1.39	9,889,124	31,211	1.26	4,322	4,191	8,513
Overnight investments	10,689,674	4,050	0.15	4,069,309	1,019	0.10	1,664	1,367	3,031
Total interest-earning assets	54,601,810	$372,555	2.69%	46,922,823	$377,530	3.17%	$(9,151)	$4,176	$(4,975)
Cash and due from banks	336,715			325,890
Premises and equipment	1,239,037			1,262,831
Allowance for credit losses	(183,810)			(225,339)
Other real estate owned	41,673			50,949
Other assets	2,080,518			1,220,649
Total assets	$58,115,943			$49,557,803

Liabilities
Interest-bearing deposits:
Checking with interest	$11,993,935	$1,382	0.05%	$9,688,744	$1,533	0.06%	$365	$(516)	$(151)
Savings	4,140,161	324	0.03	3,230,625	306	0.04	86	(68)	18
Money market accounts	10,357,923	2,223	0.09	8,529,816	3,242	0.15	695	(1,714)	(1,019)
Time deposits	2,517,265	3,903	0.62	3,017,044	5,976	0.79	(990)	(1,083)	(2,073)
Total interest-bearing deposits	29,009,284	7,832	0.11	24,466,229	11,057	0.18	156	(3,381)	(3,225)
Securities sold under customer repurchase agreements	650,123	260	0.16	684,311	374	0.22	(18)	(96)	(114)
Other short-term borrowings	—	—	—	—	—	—	—	—	—
Long-term borrowings	1,217,099	6,513	2.12	1,250,682	6,729	2.13	(134)	(82)	(216)
Total interest-bearing liabilities	30,876,506	14,605	0.19	26,401,222	18,160	0.27	4	(3,559)	(3,555)
Demand deposits	22,229,233			18,657,083
Other liabilities	377,286			373,403
Shareholders' equity	4,632,918			4,126,095
Total liabilities and shareholders' equity	$58,115,943			$49,557,803
Interest rate spread			2.50%			2.90%

Net interest income and net yield on interest-earning assets		$357,950	2.58%		$359,370	3.02%	$(9,155)	$7,735	$(1,420)
(1)Loans and leases include PCI loans and non-PCI loans, nonaccrual loans and loans held for sale. Interest income on loans and leases includes accretion income and loan fees. Loan fees were $32.5 million and $39.8 million for the three months ended December 31, 2021, and 2020, respectively.
(2)Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 21.0% as well as state income tax rates of 3.3% and 3.5% for the three months ended December 31, 2021, and 2020, respectively. The taxable-equivalent adjustment was $548 thousand and $654 thousand for the three months ended December 31, 2021, and 2020, respectively.

REPORT OF PREDECESSOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of First Citizens BancShares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP
We served as the Company’s auditor from 2004 to 2021.
Raleigh, North Carolina
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Citizens BancShares, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of First Citizens BancShares, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative component of the allowance for credit losses for loans evaluated on a collective basis

As discussed in Notes A and E to the consolidated financial statements, as of December 31, 2021 the Company had an allowance for credit losses (ACL) of $178.5 million, which includes the quantitative component for loans evaluated on a collective basis (the quantitative collective ACL). Loans are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the quantitative collective ACL. The quantitative collective ACL models estimate the probability of default (PD) and loss given default (LGD) for individual loans within the risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of relevant economic conditions, expected future recoveries and other factors. Loan level undiscounted ACL is calculated by applying the modeled PD and LGD to quarterly forecasted loan balances, which are adjusted for contractual payments, pre-payments, and prior defaults. The Company uses a two-year reasonable and supportable forecast period which incorporates macroeconomic forecasts at the time of the evaluation. The Company’s ACL forecasts consider a range of economic scenarios from an upside scenario to a severely adverse scenario, but the December 31, 2021 ACL forecast was calculated using the consensus baseline scenario. A twelve-month straight-line reversion period to historical averages is used for model inputs, however for the commercial card and certain consumer portfolios immediate reversion to historical net loss rates is utilized. Model outputs may be adjusted through a qualitative assessment to reflect economic conditions and trends not captured within the models including credit quality, concentrations, and significant policy and underwriting changes.

We identified the assessment of the quantitative collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the quantitative collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the methods and models used to estimate the PD and LGD, as well as the selection of the economic scenario and related economic input variables. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the quantitative collective ACL including controls related to the:
•development and approval of the ACL methodology
•continued use and appropriateness of changes to the PD and LGD models
•selection of the economic scenario and related economic input variables utilized in the models
•determination and measurement of the factors and assumptions used in the PD and LGD models
•performance monitoring of the PD and LGD models
•analysis of the ACL results, trends, and ratios.

We evaluated the Company’s process to develop the quantitative collective ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s quantitative collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness of the PD and LGD models including the selection and use of the economic scenario and related economic input variables by inspecting the model documentation to determine whether the models are suitable for their intended use.

We also assessed the sufficiency of the audit evidence obtained related to the quantitative collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.
Raleigh, North Carolina
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First Citizens BancShares, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Raleigh, North Carolina
February 25, 2022

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share data)	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$337,814	$362,048
Overnight investments	9,114,660	4,347,336
Investment in marketable equity securities (cost of $72,894 at December 31, 2021 and $84,837 at December 31, 2020)	97,528	91,680
Investment securities available for sale (cost of $9,215,219 at December 31, 2021 and $6,911,965 at December 31, 2020)	9,203,427	7,014,243
Investment securities held to maturity (fair value of $3,759,650 at December 31, 2021 and $2,838,499 at December 31, 2020)	3,809,453	2,816,982
Loans held for sale	98,741	124,837
Loans and leases	32,371,522	32,791,975
Allowance for credit losses	(178,493)	(224,314)
Net loans and leases	32,193,029	32,567,661
Premises and equipment	1,233,418	1,251,283
Other real estate owned	39,328	50,890
Income earned not collected	134,237	145,694
Goodwill	346,064	350,298
Other intangible assets	43,085	50,775
Other assets	1,657,356	783,953
Total assets	$58,308,140	$49,957,680
Liabilities
Deposits:
Noninterest-bearing	$21,404,808	$18,014,029
Interest-bearing	30,001,286	25,417,580
Total deposits	51,406,094	43,431,609
Securities sold under customer repurchase agreements	589,101	641,487
Federal Home Loan Bank borrowings	644,659	655,175
Subordinated debt	477,564	504,518
Other borrowings	72,155	88,470
FDIC shared-loss payable	—	15,601
Other liabilities	381,326	391,552
Total liabilities	53,570,899	45,728,412
Shareholders’ equity
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 8,811,220 shares issued and outstanding at December 31, 2021 and December 31, 2020)	8,811	8,811
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2021 and December 31, 2020)	1,005	1,005
Preferred stock - $0.01 par value and liquidation preference of $1,000 per share (10,000,000 shares authorized; 345,000 shares issued and outstanding at December 31, 2021 and December 31, 2020)	339,937	339,937
Retained earnings	4,377,712	3,867,252
Accumulated other comprehensive income	9,776	12,263
Total shareholders’ equity	4,737,241	4,229,268
Total liabilities and shareholders’ equity	$58,308,140	$49,957,680

Refer to the accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
(Dollars in thousands, except share and per share data)	2021	2020	2019
Interest income
Loans and leases	$1,294,813	$1,332,720	$1,217,306
Investment securities interest and dividend income	145,200	144,459	160,460
Overnight investments	10,997	6,847	26,245
Total interest income	1,451,010	1,484,026	1,404,011
Interest expense
Deposits	33,240	66,635	76,254
Securities sold under customer repurchase agreements	1,312	1,610	1,995
Federal Home Loan Bank borrowings	8,410	9,763	5,472
Subordinated debt	16,709	16,074	7,099
Other borrowings	1,005	1,775	1,822
Total interest expense	60,676	95,857	92,642
Net interest income	1,390,334	1,388,169	1,311,369
(Benefit) provision for credit losses	(36,835)	58,352	31,441
Net interest income after (benefit) provision for credit losses	1,427,169	1,329,817	1,279,928
Noninterest income
Wealth management services	128,788	102,776	99,241
Service charges on deposit accounts	94,756	87,662	105,191
Cardholder services, net	86,684	74,291	69,078
Other service charges and fees	35,923	30,911	31,644
Merchant services, net	33,140	24,122	24,304
Mortgage income	30,508	39,592	21,126
Insurance commissions	15,556	14,544	12,810
ATM income	6,002	5,758	6,296
Marketable equity securities gains, net	34,081	29,395	20,625
Realized gains on investment securities available for sale, net	33,119	60,253	7,115
Other	9,445	7,446	18,431
Total noninterest income	508,002	476,750	415,861
Noninterest expense
Salaries and wages	623,194	590,020	551,112
Employee benefits	135,659	132,244	120,501
Occupancy expense	117,180	117,169	111,179
Equipment expense	119,171	115,535	112,290
Processing fees paid to third parties	59,743	44,791	29,552
FDIC insurance expense	14,132	12,701	10,664
Collection and foreclosure-related expenses	5,442	13,658	11,994
Merger-related expenses	29,463	17,450	17,166
Other	129,526	145,117	139,283
Total noninterest expense	1,233,510	1,188,685	1,103,741
Income before income taxes	701,661	617,882	592,048
Income taxes	154,202	126,159	134,677
Net income	$547,459	$491,723	$457,371
Preferred stock dividends	18,544	14,062	—
Net income available to common shareholders	$528,915	$477,661	$457,371
Weighted average common shares outstanding	9,816,405	10,056,654	11,141,069
Earnings per common share	$53.88	$47.50	$41.05
Dividends declared per common share	$1.88	$1.67	$1.60
Refer to the accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2021	2020	2019
(Dollars in thousands)
Net income	$547,459	$491,723	$457,371
Other comprehensive income (loss)
Unrealized (losses) gains on securities available for sale:
Unrealized (losses) gains on securities available for sale arising during the period	(80,951)	155,009	64,644
Tax effect	18,619	(35,652)	(14,868)
Reclassification adjustment for realized gains on securities available for sale included in income before income taxes	(33,119)	(60,253)	(7,115)
Tax effect	7,617	13,858	1,636
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(87,834)	72,962	44,297

Unrealized (losses) gains on securities available for sale transferred to held to maturity:
Unrealized (losses) gains on securities available for sale transferred to held to maturity	(12,659)	5,894	72,512
Tax effect	2,912	(1,356)	(16,678)
Reclassification adjustment for (amortization) accretion of unrealized (losses) gains on securities available for sale transferred to held to maturity	(1,475)	(495)	19,889
Tax effect	339	114	(4,574)
Total change in unrealized (losses) gains on securities available for sale transferred to held to maturity, net of tax	(10,883)	4,157	71,149

Defined benefit pension items:
Actuarial gains (loss) arising during the period	97,880	55,023	(20,049)
Tax effect	(22,512)	(12,656)	4,611
Amortization of actuarial gains (losses) and prior service cost	27,093	25,324	10,981
Tax effect	(6,231)	(5,824)	(2,525)
Total change from defined benefit plans, net of tax	96,230	61,867	(6,982)
Other comprehensive (loss) income	(2,487)	138,986	108,464
Total comprehensive income	$544,972	$630,709	$565,835
Refer to the accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(Dollars in thousands, except share and per share data)
Balance at December 31, 2018	$10,623	$1,005	$—	$493,962	$3,218,551	$(235,187)	$3,488,954
Net income	—	—	—	—	457,371	—	457,371
Other comprehensive income, net of tax	—	—	—	—	—	108,464	108,464
Repurchase of 998,910 shares of Class A common stock	(999)	—	—	(449,881)	—	—	(450,880)
Cash dividends declared ($1.60 per common share)
Class A common stock	—	—	—	—	(16,117)	—	(16,117)
Class B common stock	—	—	—	—	(1,608)	—	(1,608)
Balance at December 31, 2019	9,624	1,005	—	44,081	3,658,197	(126,723)	3,586,184
Cumulative effect of adoption of ASC 326	—	—	—	—	36,943	—	36,943
Net income	—	—	—	—	491,723	—	491,723
Other comprehensive income, net of tax	—	—	—	—	—	138,986	138,986
Issuance of preferred stock	—	—	339,937	—	—	—	339,937
Repurchase of 813,090 shares of Class A common stock	(813)	—	—	(44,081)	(288,861)	—	(333,755)
Cash dividends declared ($1.67 per common share)
Class A common stock	—	—	—	—	(15,010)	—	(15,010)
Class B common stock	—	—	—	—	(1,678)	—	(1,678)
Preferred stock dividends declared ($40.76 per preferred share)	—	—	—	—	(14,062)	—	(14,062)
Balance at December 31, 2020	8,811	1,005	339,937	—	3,867,252	12,263	4,229,268
Net income	—	—	—	—	547,459	—	547,459
Other comprehensive loss, net of tax	—	—	—	—	—	(2,487)	(2,487)
Cash dividends declared ($1.88 per common share)
Class A common stock	—	—	—	—	(16,565)	—	(16,565)
Class B common stock	—	—	—	—	(1,890)	—	(1,890)
Preferred stock dividends declared ($53.75 per preferred share)	—	—	—	—	(18,544)	—	(18,544)
Balance at December 31, 2021	$8,811	$1,005	$339,937	$—	$4,377,712	$9,776	$4,737,241

Refer to the accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$547,459	$491,723	$457,371
Adjustments to reconcile net income to cash provided by operating activities:
(Benefit) provision for credit losses on loans and leases	(36,835)	58,352	31,441
Deferred tax (benefit) expense	(7,586)	(25,535)	54,598
Net increase in prepaid and current tax receivable	(731,741)	(5,894)	(19,564)
Depreciation and amortization	106,585	108,641	103,828
Net (decrease) increase in accrued interest payable	(1,493)	(8,683)	14,412
Net decrease (increase) in income earned not collected	11,457	(21,982)	(4,151)
Contribution to pension plans	(32)	(100,000)	(3,592)
Realized gains on investment securities available for sale, net	(33,119)	(60,253)	(7,115)
Marketable equity securities gains, net	(34,081)	(29,395)	(20,625)
Origination of loans held for sale	(1,123,312)	(1,042,292)	(698,044)
Proceeds from sale of loans held for sale	1,035,822	1,045,937	731,803
Gain on sale of loans	(32,719)	(37,594)	(15,183)
Net (gains) losses on other real estate owned	(1,207)	4,056	2,664
Net amortization (accretion) of premiums and discounts	11,151	(8,513)	(27,263)
Amortization of intangible assets	25,582	32,801	23,861
Origination of mortgage servicing rights, net of change in valuation allowance	(13,658)	(12,149)	(5,927)
Net increase in other assets	(12,910)	(7,286)	(24,274)
Net increase (decrease) in other liabilities	6,854	(6,115)	(15,992)
Net cash (used in) provided by operating activities	(283,783)	375,819	578,248
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans outstanding	423,257	(3,850,129)	(1,320,851)
Purchases of investment securities available for sale	(6,375,349)	(8,667,406)	(4,705,038)
Purchases of investment securities held to maturity	(1,401,220)	(1,633,165)	(223,598)
Purchases of marketable equity securities	(1,563)	(333,140)	(26,166)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	809,421	301,347	341,077
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	2,454,722	2,791,291	2,345,512
Proceeds from sales of investment securities available for sale	1,366,909	4,585,002	2,308,856
Proceeds from sales of marketable equity securities	29,796	352,835	56,749
Net increase in overnight investments	(4,767,324)	(3,204,363)	(65,181)
Proceeds from sales of loans held for investment	—	13,368	24,247
Cash paid to FDIC for settlement of shared-loss agreement	(16,103)	(99,468)	—
Proceeds from sales of other real estate owned	40,524	28,280	25,918
Proceeds from sales of premises and equipment	1,194	1,369	132
Purchases of premises and equipment	(107,367)	(133,384)	(121,077)
Other investing activities	(25,323)	—	—
Business acquisitions, net of cash acquired	—	(59,999)	(236,728)
Net cash used in investing activities	(7,568,426)	(9,907,562)	(1,596,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in time deposits	(406,226)	(1,010,190)	284,611
Net increase in demand and other interest-bearing deposits	8,382,531	9,989,107	1,154,815
Net decrease in short-term borrowings	(52,386)	(96,746)	(27,703)
Repayment of long-term obligations	(54,332)	(86,737)	(73,284)
Origination of long-term obligations	—	400,000	200,000
Net proceeds from subordinated notes issuance	—	345,849	—
Net proceeds from preferred stock issuance	—	339,937	—
Repurchase of common stock	—	(333,755)	(453,123)
Cash dividends paid	(41,612)	(30,393)	(18,137)
Net cash provided by financing activities	7,827,975	9,517,072	1,067,179
Change in cash and due from banks	(24,234)	(14,671)	49,279
Cash and due from banks at beginning of period	362,048	376,719	327,440
Cash and due from banks at end of period	$337,814	$362,048	$376,719
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$62,169	$104,567	$78,230
Income taxes	870,467	116,583	83,038
Significant noncash investing and financing activities:
Transfers of loans to other real estate	13,979	11,635	14,639
Dividends declared but not paid	—	4,613	4,256
Transfer of loans held for sale to loans held for investment	3,574	5,950	—
Loans held for sale exchanged for investment securities	230,537	11,137	—
Transfer of loans held for investment to loans held for sale	87,814	48,628	60,005
Transfer of investment securities available for sale to (from) held to maturity	451,684	1,460,745	(2,080,617)
Transfers of premises and equipment to other real estate	13,776	15,187	7,045

Refer to the accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A
ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “BancShares”) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or the "Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate 529 branches in 19 states predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States (the “U.S.”). BancShares seeks to meet the financial needs of individuals and commercial entities in its market areas through a wide range of retail and commercial banking services. Loan services include various types of commercial, business and consumer lending. Deposit services include checking, savings, money market and time deposit accounts. First Citizens Wealth Management provides holistic, goals-based advisory services encompassing a broad range of client deliverables. These deliverables include wealth planning, discretionary investment advisory services, insurance, brokerage, defined benefit and defined contribution services, private banking, trust, fiduciary, philanthropy and special asset services.
Principles of Consolidation and Basis of Presentation
The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.
The consolidated financial statements of BancShares include the accounts of BancShares, certain partnership interests and variable interest entities. All significant intercompany accounts and transactions are eliminated upon consolidation. BancShares operates with centralized management and combined reporting; therefore, BancShares does not have multiple reportable segments.
Variable interest entities (“VIE”) are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. BancShares has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. BancShares is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. As such, assets and liabilities of these entities are not consolidated into the financial statements of BancShares. The recorded investment in these entities is reported within other assets.
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions impacting the amounts reported. Actual results could differ from those estimates. BancShares considers the allowance for credit losses to be a significant estimate.
Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method, acquired assets and assumed liabilities are included with the acquirer’s accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. In addition, acquisition-related and restructuring costs are recognized as period expenses as incurred. Refer to Note B, Business Combinations, for additional information.
On January 3, 2022, BancShares completed its previously announced merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “Merger Agreement”). Refer to Note W, Subsequent Events, for further information.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Overnight Investments
Overnight investments primarily comprise of interest-bearing deposits with banks and federal funds sold. Interest-bearing cash held at the Federal Reserve at December 31, 2021 and December 31, 2020 was $9.03 billion and $4.27 billion, respectively. Overnight investments have initial maturities of three months or less. The carrying value of overnight investments approximates its fair value due to its short-term nature.
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
BancShares performs pre-purchase due diligence and evaluates the credit risk of AFS and HTM debt securities purchased directly into BancShares' portfolio or via acquisition. If securities have evidence of more than insignificant credit deterioration since issuance, they are designated as purchased credit deteriorated (“PCD”). PCD debt securities are recorded at fair value at the date of acquisition, which includes an associated allowance for credit losses (“ACL”) that is added to the purchase price or fair value to arrive at the Day 1 amortized cost basis. Excluding the ACL, the difference between the purchase price and the Day 1 amortized cost is amortized or accreted to interest income over the contractual life of the securities using the effective interest method.
For AFS debt securities, management performs a quarterly analysis of the investment portfolio to evaluate securities currently in an unrealized loss position for potential credit-related impairment. If BancShares intends to sell a security, or does not have the intent and ability to hold a security before recovering the amortized cost, the entirety of the unrealized loss is immediately recorded in earnings to the extent that it exceeds the associated allowance for credit losses previously established. For the remaining securities, an analysis is performed to determine if any portion of the unrealized loss recorded relates to credit impairment. If credit-related impairment exists, the amount is recorded through the ACL and related provision. This review includes indicators such as changes in credit rating, delinquency, bankruptcy or other significant news event impacting the issuer.
BancShares’ portfolio of HTM debt securities is made up of mortgage-backed securities issued by government agencies and government sponsored entities. Given the historically strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, BancShares determined zero expected credit losses on the HTM portfolio.
Equity Securities
Investments in equity securities having readily determinable fair values are stated at fair value. Realized and unrealized gains and losses on these securities are determined by specific identification and are included in noninterest income. Non-marketable equity securities are securities with no readily determinable fair values and are measured at cost. BancShares evaluates its non-marketable equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest expense. Non-marketable equity securities were $9.6 million and $11.6 million at December 31, 2021 and 2020, respectively, and are included in other assets.
Other Securities
Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of FHLB restricted stock. This stock is restricted as it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets. FHLB restricted stock was $40.5 million and $45.4 million at December 31, 2021 and 2020, respectively. Additionally, BancShares holds 353,577 shares of Visa Class B common stock. Visa Class B shares are not considered to have a readily determinable fair value and are recorded at $0.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Qualified Affordable Housing Projects
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense. All investments held in qualified affordable housing projects qualify for the proportional amortization method and totaled $156.6 million and $163.9 million at December 31, 2021 and 2020, respectively, and are included in other assets.
Loans Held For Sale
BancShares elected to apply the fair value option for residential mortgage loans originated to be sold to investors. Gains and losses on sales of mortgage loans are recognized within mortgage income. Interest on loans held for sale is recorded within interest income on loans and leases on the Consolidated Statements of Income.
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
Purchased Credit Deteriorated Loans
Purchased loans which reflect a more than insignificant credit deterioration since origination as of the date of acquisition are classified as PCD and are recorded at acquisition-date amortized cost, which is the purchase price or fair value in a business combination, plus BancShares' initial ACL which results in a gross up of the loan balance. Excluding the ACL, the difference between the unpaid principal balance and the acquisition date amortized cost is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
The performance of all loans within the BancShares portfolio is subject to a number of external risks, including but not limited to changes in the overall health of the economy, declines in real estate or other collateral values, changes in the demand for products and services and personal events, such as death, disability or change in marital status. BancShares evaluates and reports its non-PCD and PCD loan portfolios separately, and each non-PCD portfolio is further divided into commercial and consumer segments based on the type of borrower, purpose, collateral and/or BancShares' underlying credit management processes. Additionally, non-PCD commercial and consumer loans are assigned to loan classes, which further disaggregate the loan portfolio. PCD loans are reported as a single loan segment and class.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC” or the “Codification”) 326, owner occupied and non-owner occupied commercial real estate were segregated into separate classes within the commercial segment. Similarly, consumer auto was segregated into its own class within the consumer segment. These enhancements were made to capture the unique credit characteristics used in BancShares' current expected credit loss (“CECL”) models. Information for reporting periods beginning on or after January 1, 2020 are presented in accordance with ASC 326 and reflect changes to the respective classes, while prior period amounts continue to be reported in accordance with previously applicable GAAP and have not been reclassified to conform to the current financial statement presentation.
Small Business Administration Paycheck Protection Program
The Small Business Administration Paycheck Protection Program (“SBA-PPP”) is one of the centerpieces of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which was passed on March 27, 2020 in response to the outbreak of coronavirus (“COVID-19”) and was supplemented with subsequent legislation. Overseen by the U.S. Treasury Department, the SBA-PPP offered cash-flow assistance to nonprofit and small business employers through guaranteed loans for expenses incurred between February 15, 2020, and August 8, 2020 (“Round 1”). Borrowers are eligible for forgiveness of principal and accrued interest on SBA-PPP loans to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of between eight and 24-weeks after the loan was made as long as the borrower retains its employees and their compensation levels. The CARES Act authorized the SBA to temporarily guarantee these loans. The SBA began processing forgiveness payments during the fourth quarter of 2020.
The Consolidated Appropriations Act 2021 was signed into law during the fourth quarter of 2020 and contained provisions for a second round of funding of SBA-PPP loans (“Round 2”). BancShares originated a total of $3.2 billion of Round 1 loans and $1.2 billion of Round 2 loans. As of December 31, 2021, the total remaining balance of SBA-PPP loans was $493.8 million, net of deferred fees, compared to $2.41 billion as of December 31, 2020. Forgiveness for SBA-PPP loans was approximately $3.93 billion for the year ended December 31, 2021.
Due to the unique nature of these provisions, SBA-PPP loans have been disclosed as a separate loan class. Origination fees received from the SBA are capitalized into the carrying amount of the loans. The deferred fee income, net of origination costs, is recognized over the life of the loan as an adjustment to yield using the effective interest method.
The following represent BancShares' classes of loans beginning January 1, 2020 upon adoption of ASC 326 (with the exception of SBA-PPP, which was added during second quarter 2020):
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
Loans and Leases - (Prior to Adoption of ASC 326)
Prior to the adoption of ASC 326 on January 1, 2020, BancShares’ accounting methods for loans and leases depended on whether they were originated or purchased, and if purchased, whether or not the loans reflected credit deterioration at the date of acquisition.
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
The performance of all loans within the BancShares portfolio was subject to a number of external risks, including changes in the overall health of the economy, declines in real estate values, changes in the demand for products and services and personal events, such as death, disability or change in marital status. BancShares evaluated and reported its non-PCI and PCI loan portfolios separately, and each portfolio was further divided into commercial and non-commercial segments based on the type of borrower, purpose, collateral and/or BancShares' underlying credit management processes.
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
Debt securities are also classified as past due when the payment of principal and interest based upon contractual terms is 30 days delinquent or greater. Missed interest payments on debt securities are rare. Management reviews all debt securities with delinquent interest and immediately charge off any accrued interest determined to be uncollectible.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Allowance for Credit Losses
Loans
Loans within the various reporting classes are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ACL. These loan level ACL models estimate the probability of default (“PD”) and loss given default (“LGD”) for individual loans within the risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of relevant economic conditions, expected future recoveries and other factors. Loan level, undiscounted ACL is calculated by applying the modeled PD and LGD to quarterly forecasted loan balances which are adjusted for contractual payments, prepayments and prior defaults. Pools for estimating the ACL are aggregated into loan classes, as described above, which roll up into commercial and consumer loan segments. Non-PCD and PCD loans are modeled together within the loan level models using acquired and PCD indicator variables to provide differentiation of individual loan risk. BancShares uses a two-year reasonable and supportable forecast period which incorporates economic forecasts at the time of evaluation. For most pools, BancShares uses a 12-month straight-line reversion period to historical averages for model inputs, however for the commercial card and certain consumer portfolios, immediate reversion to historical net loss rates is utilized.

The ACL for SBA-PPP loans originated during 2021 and 2020 are separately evaluated given the explicit government guarantee. BancShares determined SBA-PPP loans have zero expected credit losses and as such these are excluded from ACL disclosures in Note E, Allowance for Credit Losses.
The ACL represents management’s best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and the impact of prepayment expectations. Prepayment assumptions were developed through a review of BancShares’ historical prepayment activity and considered forecasts of relevant economic conditions, as well as prepayment assumptions utilized in other modeling activities. Estimates for loan losses are determined by analyzing quantitative and qualitative components present as of the evaluation date. Adjustments to the ACL are recorded with a corresponding entry to provision for credit losses. Loan balances considered uncollectible are charged-off against the ACL. Forecasted LGDs are adjusted for expected recoveries and realized recoveries of amounts previously charged-off are credited to the ACL.
A primary component of determining the ACL on loans is the actual net loss history of the various loan pools. For commercial pools, key factors utilized in the models include delinquency trends as well as macroeconomic variables such as unemployment and commercial real estate price index. For consumer pools, key factors include delinquency trends and the borrower’s original credit score, as well as other macroeconomic variables such as unemployment, gross domestic product, home price index, and commercial real estate index. As the models project losses over the life of the loans, prepayment assumptions also serve as inputs. Model outputs may be adjusted through a qualitative assessment to reflect economic conditions and trends not captured within the models including credit quality, concentrations, and significant policy and underwriting changes.
Within BancShares’ ACL model, TDRs meet the definition of default and are given a 100% probability of default rating. TDRs are not individually evaluated unless determined to be collateral-dependent.
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
Accrued Interest Receivable
BancShares has elected not to measure an ACL for accrued interest receivable and has excluded it from the amortized cost basis of loans and held to maturity debt securities as BancShares' accounting policies and credit monitoring provide that uncollectible accrued interest is reversed or written off against interest income in a timely manner.
Unfunded Commitments
A reserve for unfunded commitments is established for off-balance sheet exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). These unfunded commitments are assessed to determine both the probability of funding as well

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the expectation of future losses. The expected funding balance is used in the PD and LGD models to determine the reserve. The reserve for unfunded commitments was $11.8 million at December 31, 2021, and is recorded within other liabilities with changes recorded through other noninterest expense.
Allowance for Loan and Lease Losses (Prior to Adoption of ASC 326)
Prior to adoption of ASC 326 on January 1, 2020, management calculated estimated loan losses through the allowance for loan and lease losses (“ALLL”). The ALLL represented management’s best estimate of inherent credit losses within the loan and lease portfolio at the balance sheet date. Management determined the ALLL based on an ongoing evaluation of the loan portfolio. Estimates for loan losses were determined by analyzing quantitative and qualitative components, such as: economic conditions, historical loan losses, historical loan migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on PCI loans, current assessment of impaired loans, and changes in the size, composition and/or risk within the loan portfolio. Adjustments to the ALLL were recorded with a corresponding entry to provision for loan and lease losses. Loan balances considered uncollectible were charged-off against the ALLL. Recoveries of amounts previously charged-off were generally credited to the ALLL.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Real Estate Owned
Other Real Estate Owned (“OREO”) includes foreclosed real estate property and closed branch properties. Foreclosed real estate property in OREO is initially recorded at the asset’s estimated fair value less costs to sell. Any excess in the recorded investment in the loan over the estimated fair value less costs to sell is charged-off against the ACL at the time of foreclosure. If the estimated value of the OREO exceeds the recorded investment of the loan, the difference is recorded as a gain within other income.
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
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) represent the right to provide servicing under various loan servicing contracts when servicing is retained in connection with a loan sale or acquired in a business combination. MSRs are initially recorded at fair value and amortized in proportion to, and over the period of, the future net servicing income of the underlying loan. At each reporting period, MSRs are evaluated for impairment based upon the fair value of the rights as compared to the carrying value.
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
The potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities is

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
BancShares files a consolidated federal income tax return and various combined and separate company state tax returns. Refer to Note O, Income Taxes, for additional disclosures.
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
Defined Benefit Pension Plans
BancShares maintains noncontributory defined benefit pension plans covering certain qualifying employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. All assumptions are reviewed annually for appropriateness. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. The assumed rate of future compensation increases is based on actual experience and future salary expectations. BancShares also estimates a long-term rate of return on pension plan assets used to estimate the future value of plan assets. In developing the long-term rate of return, BancShares considers such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. Refer to Note Q, Employee Benefit Plans, for disclosures related to BancShares’ defined benefit pension plans.
Leases
BancShares leases certain branch locations, administrative offices and equipment. Operating lease ROU assets are included in other assets and the associated lease obligations are included in other liabilities. Sales-type and direct financing leases are included in premises and equipment and other borrowings. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; BancShares instead recognizes lease expense for these leases on a straight-line basis over the lease term.
ROU assets represent BancShares' right to use an underlying asset for the lease term and lease liabilities represent BancShares' corresponding obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating and finance lease ROU asset also includes initial direct costs and pre-paid lease payments made, excluding lease incentives. As most of BancShares' leases do not provide an implicit rate, BancShares uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using secured rates for new FHLB advances under similar terms as the lease at inception. BancShares utilizes the implicit or incremental borrowing rate at the effective date of a modification not accounted for as a separate contract or a change in the lease terms to determine the present value of lease payments. For operating leases commencing prior to January 1, 2019, BancShares used the incremental borrowing rate as of that date.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 25 years. The exercise of lease renewal options is at BancShares' sole discretion. When it is reasonably certain BancShares will exercise its option to renew or extend the lease term, the option is included in calculating the value of the ROU asset and lease liability. The

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
BancShares determines if an arrangement is a lease at inception. BancShares’ lease agreements do not contain any material residual value guarantees or material restrictive covenants. BancShares does not lease any properties or facilities from any related party. As of December 31, 2021, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.
Sales-type and direct financing leases are carried at the aggregate of lease payments receivable and estimated residual value of the leased property, if applicable, less unearned income. Interest income is recognized over the term of the leases. Refer to Note R, Leases, for additional disclosures.
Revenue Recognition
BancShares generally acts in a principal capacity, on its own behalf, in its contracts with customers. In these transactions, BancShares recognizes revenues and the related costs to generate those revenues on a gross basis. In certain, circumstances, BancShares acts in an agent capacity, on behalf of the customers with other entities, and recognize revenues and the related costs to provide BancShares' services on a net basis. BancShares acts as an agent when providing certain cardholder and merchant, insurance, and brokerage services. Descriptions of BancShares' noninterest revenue-generating activities are broadly segregated as follows:
Cardholder and Merchant Services - These represent interchange fees from customer debit and credit card transactions earned when a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been satisfied, which is upon completion of the card transaction. Additionally, as BancShares is acting as an agent for the customer and transaction processor, costs associated with cardholder and merchant services transactions are netted against the fee income.
Service charges on deposit accounts - These deposit account-related fees represent monthly account maintenance and transaction-based service fees, such as overdraft fees, stop payment fees and charges for issuing cashier’s checks and money orders. For account maintenance services, revenue is recognized at the end of the statement period when BancShares' performance obligation has been satisfied. All other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.
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
Other - This consists of several forms of recurring revenue, such as FHLB dividends and income earned on changes in the cash surrender value of bank-owned life insurance. For the remaining immaterial transactions, revenue is recognized when, or as, the performance obligation is satisfied. Refer to Note N, Other Noninterest Income and Other Noninterest Expense, for additional disclosures on other noninterest income.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Adopted Accounting Pronouncements
The following pronouncements or Accounting Standard Updates (“ASUs”) were issued by the FASB and adopted by BancShares as of January 1, 2021.

FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

The amendments in this ASU add new guidance to simplify accounting for income taxes, change the accounting for certain income tax transactions and make minor improvements to the Codification. BancShares adopted this ASU as of January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements or disclosures.
FASB ASU 2020-01 - Clarifying the Interactions between Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)
The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under ASC 321, the guidance to account for investments under the equity method of accounting in ASC 323, and the guidance in ASC 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with ASC 825, Financial Instruments. BancShares adopted this ASU as of January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements or disclosures.

FASB ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs
The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Under the new guidance, premiums on callable debt securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates must be amortized to the earliest call date, rather than the maturity date. The new guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. BancShares adopted this ASU as of January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements or disclosures.
ASU 2020-10, Codification Improvements

The amendments in this ASU improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. Certain amendments in this ASU are varied in nature and clarifies the previously issued guidance, in cases where it may have been unclear. BancShares adopted this ASU as of January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements and disclosures.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B
BUSINESS COMBINATIONS
Each business combination is accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values on the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available.
As part of the accounting for each acquisition, BancShares performs an analysis of the acquired bank’s loan portfolio and based on such credit factors as past due status, nonaccrual status, life-to-date charge-offs and other quantitative and qualitative considerations segregate the acquired loans into PCD loans and non-PCD loans. Additionally, BancShares performs an analysis of the acquired bank’s portfolio of debt securities to determine if any debt securities should be designated PCD.
CIT Group Inc.
On January 3, 2022, BancShares completed the CIT Merger. Refer to Note W, Subsequent Events, for further information.
Community Financial Holding Company, Inc.
On February 1, 2020, BancShares completed the merger of Duluth, Georgia-based Community Financial Holding Company, Inc. (“Community Financial”) and its bank subsidiary, Gwinnett Community Bank. BancShares concluded the completed business combination of Community Financial was not material to BancShares’ consolidated financial statements, individually or in aggregate, and therefore, pro forma financial data has not been included. The transaction was accounted for under the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Fair values were subject to refinement for up to one year after the closing date of the acquisition. The measurement period ended on December 30, 2020.
The fair value of the assets acquired was $221.4 million, including $110.6 million in non-PCD loans, $23.4 million in PCD loans, net of an ACL of $1.2 million, and $536 thousand in a core deposit intangible. No debt securities purchased in the transaction were designated PCD. Liabilities assumed were $219.8 million, of which $209.3 million were deposits. As a result of the transaction, BancShares recorded $686 thousand of goodwill. The amount of goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The premium paid reflects the increased market share and related synergies expected to result from the acquisition. None of the goodwill was deductible for income tax purposes as the merger was accounted for as a qualified stock purchase.
The Community Financial transaction resulted in merger-related expenses of $3.5 million for the year ended December 31, 2020. Additionally, loan-related interest income generated was approximately $5.3 million from the acquisition date through December 31, 2020. The ongoing contribution of this transaction to BancShares’ financial statements is not considered material, and therefore pro forma financial data is not included.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE C
INVESTMENTS
The amortized cost and fair value of investment and marketable equity securities at December 31, 2021 and 2020, were as follows:

	December 31, 2021
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$2,006,788	$106	$1,924	$2,004,970
Government agency	797,725	4,659	3,624	798,760
Residential mortgage-backed securities	4,756,977	8,229	36,793	4,728,413
Commercial mortgage-backed securities	1,071,309	5,364	13,924	1,062,749
Corporate bonds	582,420	26,648	533	608,535
Total investment securities available for sale	9,215,219	45,006	56,798	9,203,427
Investment in marketable equity securities	72,894	24,879	245	97,528
Investment securities held to maturity
Residential mortgage-backed securities	2,322,529	5,690	21,957	2,306,262
Commercial mortgage-backed securities	1,484,916	32	33,568	1,451,380
Other	2,008	—	—	2,008
Total investment securities held to maturity	3,809,453	5,722	55,525	3,759,650
Total investment securities	$13,097,566	$75,607	$112,568	$13,060,605

	December 31, 2020
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$499,832	$101	$—	$499,933
Government agency	706,241	723	5,573	701,391
Residential mortgage-backed securities	4,369,130	70,283	1,310	4,438,103
Commercial mortgage-backed securities	745,892	25,645	—	771,537
Corporate bonds	590,870	14,437	2,028	603,279
Total investment securities available for sale	6,911,965	111,189	8,911	7,014,243
Investment in marketable equity securities	84,837	8,654	1,811	91,680
Investment securities held to maturity
Residential mortgage-backed securities	1,877,692	17,689	—	1,895,381
Commercial mortgage-backed securities	937,034	3,884	56	940,862
Other	2,256	—	—	2,256
Total investment securities held to maturity	2,816,982	21,573	56	2,838,499
Total investment securities	$9,813,784	$141,416	$10,778	$9,944,422
On October 1, 2021, mortgage-backed securities with an amortized cost of $451.7 million were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $439.0 million and a weighted average remaining contractual maturity of approximately 28 years. The unrealized loss on these securities at the date of transfer was $12.7 million, or $9.7 million net of tax, and was reported as a component of AOCI. This unrealized loss is amortized over the remaining expected life of the securities as an adjustment of yield.
On November 1, 2020, mortgage-backed securities with an amortized cost of $1.46 billion were transferred from investment securities available for sale to the held to maturity portfolio. At the time of transfer, the mortgage-backed securities had a fair value of $1.47 billion and a weighted average remaining contractual maturity of approximately 18 years. The unrealized gain on these securities at the date of transfer was $5.9 million, or $4.5 million net of tax, and was reported as a component of AOCI. This unrealized gain is accreted over the remaining expected life of the securities as an adjustment of yield.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in government agency securities represent securities issued by the SBA. Investments in corporate bonds represent positions in debt securities of other financial institutions. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions.
BancShares also holds approximately 354,000 shares of Class B common stock of Visa, Inc. (“Visa”). Until the resolution of certain litigation, at which time the Visa Class B common stock will convert to publicly traded Visa Class A common stock, these shares are only transferable to other shareholders of Visa Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for shares of Visa Class B common stock into shares of Visa Class A common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares continues to monitor the trading activity in Visa Class B common stock and the status of the resolution of certain litigation matters at Visa that would trigger the conversion of the Visa Class B common stock into Visa Class A common stock.
BancShares held FHLB stock of $40.5 million and $45.4 million and other non-marketable equity securities of $9.6 million and $11.6 million at December 31, 2021 and December 31, 2020, respectively. These securities are recorded at cost within other assets.

As of December 31, 2021 and December 31, 2020, no ACL was required for available for sale and held to maturity debt securities. At December 31, 2021, accrued interest receivable for available for sale and held to maturity debt securities were $22.3 million and $6.6 million, respectively, and were excluded from the estimate of credit losses. At December 31, 2020, accrued interest receivable for available for sale and held to maturity debt securities were $17.6 million and $5.4 million, respectively, and were excluded from the estimate of credit losses. During the years ended December 31, 2021 and December 31, 2020, no accrued interest was deemed uncollectible and written off against interest income.
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

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$200	$202	$500,846	$500,954
One through five years	2,049,068	2,048,259	72,565	73,881
Five through 10 years	523,290	547,912	508,320	519,570
Over 10 years	16,650	17,132	8,971	8,807
Government agency	797,725	798,760	706,241	701,391
Residential mortgage-backed securities	4,756,977	4,728,413	4,369,130	4,438,103
Commercial mortgage-backed securities	1,071,309	1,062,749	745,892	771,537
Total investment securities available for sale	$9,215,219	$9,203,427	$6,911,965	$7,014,243
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$2,008	$2,008	$1,507	$1,507
One through five years	—	—	749	749
Residential mortgage-backed securities	2,322,529	2,306,262	1,877,692	1,895,381
Commercial mortgage-backed securities	1,484,916	1,451,380	937,034	940,862
Total investment securities held to maturity	$3,809,453	$3,759,650	$2,816,982	$2,838,499

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For each year presented, realized gains on investment securities available for sale included the following:

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Gross gains on retirement/sales of investment securities available for sale	$33,133	$60,932	$8,993
Gross losses on sales of investment securities available for sale	(14)	(679)	(1,878)
Realized gains on investment securities available for sale, net	$33,119	$60,253	$7,115

For each year presented, realized and unrealized gains or losses on marketable equity securities included the following:

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Marketable equity securities gains (losses), net	$34,081	$29,395	$20,625
Less net gains recognized on marketable equity securities sold	16,261	44,550	16,344
Unrealized gains (losses) recognized on marketable equity securities held	$17,820	$(15,155)	$4,281
The following table provides information regarding investment securities with unrealized losses as of December 31, 2021 and 2020:

	December 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$1,810,924	$1,924	$—	$—	$1,810,924	$1,924
Government agency	222,401	1,516	189,935	2,108	412,336	3,624
Residential mortgage-backed securities	3,992,305	36,769	1,351	24	3,993,656	36,793
Commercial mortgage-backed securities	647,101	13,924	—	—	647,101	13,924
Corporate bonds	52,331	533	—	—	52,331	533
Total	$6,725,062	$54,666	$191,286	$2,132	$6,916,348	$56,798

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
Government agency	$268,622	$3,197	$328,777	$2,376	$597,399	$5,573
Residential mortgage-backed securities	433,816	1,241	23,064	69	456,880	1,310
Corporate bonds	57,715	2,028	—	—	57,715	2,028
Total	$760,153	$6,466	$351,841	$2,445	$1,111,994	$8,911
There were 37 and 39 investment securities available for sale with continuous losses for more than 12 months as of December 31, 2021 and December 31, 2020, respectively, all of which are government sponsored, enterprise-issued mortgage-backed securities or government agency securities.
None of the unrealized losses identified as of December 31, 2021 or December 31, 2020 relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.
Investment securities having an aggregate carrying value of $5.74 billion at December 31, 2021 and $4.64 billion at December 31, 2020, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities. Given the consistently strong credit rating of the U.S. Treasury and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit losses has been recorded on these securities. In the event there are downgrades to the credit rating of the U.S. Treasury or losses reported on securities issued by government agencies and government sponsored entities, BancShares will reevaluate its determination of zero expected credit losses on held to maturity debt securities.
There were no debt securities held to maturity on non-accrual status as of December 31, 2021 or December 31, 2020.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of December 31, 2021 or December 31, 2020.
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
Loans and leases outstanding include the following at December 31, 2021 and 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Commercial:
Construction and land development	$1,111,797	$985,424
Owner occupied commercial mortgage	11,992,625	11,165,012
Non-owner occupied commercial mortgage	2,971,393	2,987,689
Commercial and industrial and leases	5,710,652	5,013,644
SBA-PPP	493,821	2,406,291
Total commercial loans and leases	22,280,288	22,558,060
Consumer:
Residential mortgage	5,679,919	5,561,686
Revolving mortgage	1,795,005	2,052,854
Construction and land development	399,570	348,123
Consumer auto	1,331,388	1,255,402
Consumer other	547,728	552,968
Total consumer loans	9,753,610	9,771,033
Total non-PCD loans and leases	32,033,898	32,329,093
PCD loans	337,624	462,882
Total loans and leases	$32,371,522	$32,791,975

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain residential real estate loans are originated to be sold to investors and are recorded in loans held for sale at fair value. Loans held for sale totaled $98.7 million and $124.8 million at December 31, 2021 and 2020, respectively. We may change our strategy for certain portfolio loans and sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of cost or market value.
During 2021, total proceeds from sales of residential mortgage loans were $1.04 billion. During 2020, total proceeds from sales of residential mortgage loans were $1.05 billion, the majority of which were originated to be sold. An additional $7.6 million related to sales of portfolio loans, which were sold at par.
The following table presents selected components of the amortized cost of loans.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Deferred fees, including unearned fees and unamortized costs on non-PCD loans
Net deferred fees related to SBA-PPP loans	$14,882	$41,064
Net deferred fees related to other portfolios	16,903	9,153
Total net deferred fees	$31,785	$50,217

Net unamortized discount on purchased loans
Non-PCD	$11,428	$19,473
PCD	29,008	45,254
Total	$40,436	$64,727
Loans and leases to borrowers in medical, dental or related fields were $7.09 billion as of December 31, 2021, which represented 21.9% of total loans and leases, compared to $5.54 billion or 16.9% of total loans and leases at December 31, 2020. The credit risk of this industry concentration is mitigated through our underwriting policies, which emphasize reliance on adequate borrower cash flow, rather than underlying collateral value, and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10% of total loans and leases outstanding at December 31, 2021 or 2020. Similar to FCB’s branch footprint, the collateral of loans secured by real estate is concentrated within North Carolina and South Carolina. At December 31, 2021, real estate located in North Carolina and South Carolina represented 35.9% and 15.6%, respectively, of all real estate used as collateral.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The aging of the outstanding loans and leases, by class, at December 31, 2021 and 2020, is provided in the tables below. Loans and leases 30 days or less past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2021
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$456	$—	$2,099	$2,555	$1,109,242	$1,111,797
Owner occupied commercial mortgage	18,073	517	6,929	25,519	11,967,106	11,992,625
Non-owner occupied commercial mortgage	1,335	33	2,217	3,585	2,967,808	2,971,393
Commercial and industrial and leases	7,909	3,714	6,238	17,861	5,692,791	5,710,652
SBA-PPP	—	—	—	—	493,821	493,821
Total commercial loans	27,773	4,264	17,483	49,520	22,230,768	22,280,288
Consumer:
Residential mortgage	18,585	4,066	14,205	36,856	5,643,063	5,679,919
Revolving mortgage	5,446	2,086	4,612	12,144	1,782,861	1,795,005
Construction and land development	388	—	41	429	399,141	399,570
Consumer auto	5,628	1,134	1,214	7,976	1,323,412	1,331,388
Consumer other	2,335	2,013	1,154	5,502	542,226	547,728
Total consumer loans	32,382	9,299	21,226	62,907	9,690,703	9,753,610
PCD loans	10,898	2,899	13,160	26,957	310,667	337,624
Total loans and leases	$71,053	$16,462	$51,869	$139,384	$32,232,138	$32,371,522

	December 31, 2020
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Commercial:
Construction and land development	$956	$527	$1,603	$3,086	$982,338	$985,424
Owner occupied commercial mortgage	8,757	2,232	14,082	25,071	11,139,941	11,165,012
Non-owner occupied commercial mortgage	12,370	—	5,973	18,343	2,969,346	2,987,689
Commercial and industrial and leases	14,532	2,842	3,243	20,617	4,993,027	5,013,644
SBA-PPP	—	—	—	—	2,406,291	2,406,291
Total commercial loans	36,615	5,601	24,901	67,117	22,490,943	22,558,060
Consumer:
Residential mortgage	43,218	8,364	31,690	83,272	5,478,414	5,561,686
Revolving mortgage	11,977	2,626	7,415	22,018	2,030,836	2,052,854
Construction and land development	932	77	330	1,339	346,784	348,123
Consumer auto	6,825	1,835	1,076	9,736	1,245,666	1,255,402
Consumer other	3,610	1,464	1,505	6,579	546,389	552,968
Total consumer loans	66,562	14,366	42,016	122,944	9,648,089	9,771,033
PCD loans	18,322	6,076	31,026	55,424	407,458	462,882
Total loans and leases	$121,499	$26,043	$97,943	$245,485	$32,546,490	$32,791,975

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2021 and December 31, 2020, were as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Commercial:
Construction and land development	$2,128	$—	$1,661	$—
Owner occupied commercial mortgage	11,355	4,573	23,103	3,625
Non-owner occupied commercial mortgage	4,420	197	7,932	147
Commercial and industrial and leases	17,384	661	10,626	540
Total commercial loans	35,287	5,431	43,322	4,312
Consumer:
Residential mortgage	35,395	—	66,345	—
Revolving mortgage	15,882	—	22,236	—
Construction and land development	482	—	652	—
Consumer auto	3,089	—	3,166	—
Consumer other	555	951	823	1,195
Total consumer loans	55,403	951	93,222	1,195
PCD loans	29,616	543	54,939	355
Total loans and leases	$120,306	$6,925	$191,483	$5,862

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
Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2021 and 2020, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The credit quality indicators for consumer and PCD loans are based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases.
The following tables represent current credit quality indicators by origination year as of December 31, 2021.

	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$467,540	$374,206	$178,035	$23,546	$43,541	$8,419	$9,491	$—	$1,104,778
Special Mention	18	152	283	—	45	—	—	—	498
Substandard	975	35	61	1,439	4,002	9	—	—	6,521
Total	468,533	374,393	178,379	24,985	47,588	8,428	9,491	—	1,111,797
Owner occupied commercial mortgage
Pass	3,042,301	3,016,532	1,868,940	1,193,126	960,346	1,538,984	125,025	115	11,745,369
Special Mention	2,924	35,390	35,949	22,247	11,399	20,233	4,598	70	132,810
Substandard	28,456	6,239	14,817	10,590	17,362	31,565	5,417	—	114,446
Total	3,073,681	3,058,161	1,919,706	1,225,963	989,107	1,590,782	135,040	185	11,992,625
Non-owner occupied commercial mortgage
Pass	628,953	734,538	577,953	261,504	261,946	388,956	35,297	—	2,889,147
Special Mention	1,252	—	262	2,602	32	5,083	—	—	9,231
Substandard	5,364	10,367	22,754	9,106	6,973	16,502	549	—	71,615
Doubtful	—	—	—	—	1,400	—	—	—	1,400
Total	635,569	744,905	600,969	273,212	270,351	410,541	35,846	—	2,971,393
Commercial and industrial and leases
Pass	1,767,047	1,042,730	636,334	298,326	165,371	289,044	1,338,162	4,983	5,541,997
Special Mention	2,455	7,859	20,225	2,493	3,769	3,517	5,455	296	46,069
Substandard	15,752	6,579	3,111	4,000	1,642	2,679	15,911	864	50,538
Doubtful	—	—	—	—	—	—	1	—	1
Ungraded	—	—	—	—	—	—	72,047	—	72,047
Total	1,785,254	1,057,168	659,670	304,819	170,782	295,240	1,431,576	6,143	5,710,652
SBA-PPP
Pass	450,550	43,271	—	—	—	—	—	—	493,821
Total commercial	$6,413,587	$5,277,898	$3,358,724	$1,828,979	$1,477,828	$2,304,991	$1,611,953	$6,328	$22,280,288

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2021	2020	2019	2018	2017	Prior	Revolving	Revolving converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,964,807	$1,561,214	$607,551	$359,581	$339,318	$789,770	$20,822	$—	$5,643,063
30-59 days	1,809	2,011	2,045	1,866	1,385	9,469	—	—	18,585
60-89 days	465	26	67	649	507	2,352	—	—	4,066
90 days or greater	225	428	681	1,998	744	10,129	—	—	14,205
Total	1,967,306	1,563,679	610,344	364,094	341,954	811,720	20,822	—	5,679,919
Revolving mortgage
Current	—	—	—	—	—	—	1,671,148	111,713	1,782,861
30-59 days	—	—	—	—	—	—	3,688	1,758	5,446
60-89 days	—	—	—	—	—	—	256	1,830	2,086
90 days or greater	—	—	—	—	—	—	1,957	2,655	4,612
Total	—	—	—	—	—	—	1,677,049	117,956	1,795,005
Construction and land development
Current	241,692	122,259	20,782	6,665	4,835	1,630	1,278	—	399,141
30-59 days	55	285	27	—	11	10	—	—	388
60-89 days	—	—	—	—	—	—	—	—	—
90 days or greater	—	—	—	—	—	41	—	—	41
Total	241,747	122,544	20,809	6,665	4,846	1,681	1,278	—	399,570
Consumer auto
Current	596,617	343,230	198,455	118,540	48,405	18,165	—	—	1,323,412
30-59 days	1,331	1,570	1,265	879	409	174	—	—	5,628
60-89 days	184	429	296	147	48	30	—	—	1,134
90 days or greater	428	297	156	228	87	18	—	—	1,214
Total	598,560	345,526	200,172	119,794	48,949	18,387	—	—	1,331,388
Consumer other
Current	132,402	23,856	11,019	4,402	2,362	28,099	340,086	—	542,226
30-59 days	205	125	23	1	—	25	1,956	—	2,335
60-89 days	697	20	36	—	—	1	1,259	—	2,013
90 days or greater	45	7	1	1	—	—	1,100	—	1,154
Total	133,349	24,008	11,079	4,404	2,362	28,125	344,401	—	547,728
Total consumer	2,940,962	2,055,757	842,404	494,957	398,111	859,913	2,043,550	117,956	9,753,610
PCD loans
Current	—	22,154	20,896	20,486	21,739	200,915	10,070	14,407	310,667
30-59 days	—	798	98	479	164	9,173	—	186	10,898
60-89 days	—	302	143	158	22	2,196	—	78	2,899
90 days or greater	—	483	222	275	403	10,697	28	1,052	13,160
Total PCD	—	23,737	21,359	21,398	22,328	222,981	10,098	15,723	337,624
Total loans and leases	$9,354,549	$7,357,392	$4,222,487	$2,345,334	$1,898,267	$3,387,885	$3,665,601	$140,007	$32,371,522

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables represent current credit quality indicators by origination year as of December 31, 2020.

	Commercial Loans Amortized Cost Basis by Origination Year
Classification:	2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total
(Dollars in thousands)
Construction and land development
Pass	$342,183	$341,233	$190,429	$50,776	$23,969	$11,306	$10,969	$—	$970,865
Special Mention	246	—	6,421	5,342	—	—	153	—	12,162
Substandard	229	629	1,450	—	8	81	—	—	2,397
Total	342,658	341,862	198,300	56,118	23,977	11,387	11,122	—	985,424
Owner occupied commercial mortgage
Pass	3,183,467	2,201,165	1,625,141	1,301,412	1,049,858	1,454,020	101,556	133	10,916,752
Special Mention	6,274	20,702	36,739	12,387	17,699	25,693	5,115	72	124,681
Substandard	10,280	19,052	9,842	20,928	13,736	41,303	8,438	—	123,579
Total	3,200,021	2,240,919	1,671,722	1,334,727	1,081,293	1,521,016	115,109	205	11,165,012
Non-owner occupied commercial mortgage
Pass	865,514	609,975	378,136	331,800	282,810	391,517	32,149	—	2,891,901
Special Mention	569	905	10,794	1,808	5,121	3,279	483	—	22,959
Substandard	2,899	18,546	12,296	8,764	14,087	15,427	810	—	72,829
Total	868,982	629,426	401,226	342,372	302,018	410,223	33,442	—	2,987,689
Commercial and industrial and leases
Pass	1,620,622	983,852	504,463	310,468	234,735	286,996	899,978	5,520	4,846,634
Special Mention	3,146	17,065	7,265	5,393	3,307	4,912	9,152	189	50,429
Substandard	17,811	4,095	4,370	4,257	2,548	3,801	22,384	983	60,249
Ungraded	—	—	—	—	—	—	56,332	—	56,332
Total	1,641,579	1,005,012	516,098	320,118	240,590	295,709	987,846	6,692	5,013,644
SBA-PPP
Pass	2,406,291	—	—	—	—	—	—	—	2,406,291
Total commercial	$8,459,531	$4,217,219	$2,787,346	$2,053,335	$1,647,878	$2,238,335	$1,147,519	$6,897	$22,558,060

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Consumer and PCD Loans Amortized Cost Basis by Origination Year
Days Past Due:	2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total
(Dollars in thousands)
Residential mortgage
Current	$1,882,683	$978,298	$655,798	$596,309	$461,719	$878,634	$24,973	$—	$5,478,414
30-59 days	2,278	4,573	11,463	3,772	8,613	12,299	220	—	43,218
60-89 days	30	100	1,246	1,449	834	4,705	—	—	8,364
90 days or greater	282	4,831	3,150	4,015	5,689	13,723	—	—	31,690
Total	1,885,273	987,802	671,657	605,545	476,855	909,361	25,193	—	5,561,686
Revolving mortgage
Current	—	—	—	—	—	—	1,879,968	150,868	2,030,836
30-59 days	—	—	—	—	—	—	8,241	3,736	11,977
60-89 days	—	—	—	—	—	—	527	2,099	2,626
90 days or greater	—	—	—	—	—	—	2,301	5,114	7,415
Total	—	—	—	—	—	—	1,891,037	161,817	2,052,854
Construction and land development
Current	215,112	85,707	24,860	10,269	6,093	2,218	2,525	—	346,784
30-59 days	—	420	121	370	—	21	—	—	932
60-89 days	—	—	—	9	—	68	—	—	77
90 days or greater	—	—	—	—	—	330	—	—	330
Total	215,112	86,127	24,981	10,648	6,093	2,637	2,525	—	348,123
Consumer auto
Current	521,719	340,594	219,597	104,280	49,872	9,604	—	—	1,245,666
30-59 days	2,175	1,873	1,257	842	544	134	—	—	6,825
60-89 days	329	689	312	351	109	45	—	—	1,835
90 days or greater	170	527	217	57	102	3	—	—	1,076
Total	524,393	343,683	221,383	105,530	50,627	9,786	—	—	1,255,402
Consumer other
Current	53,842	27,117	10,911	7,159	2,980	29,336	415,044	—	546,389
30-59 days	322	114	77	18	11	7	3,061	—	3,610
60-89 days	102	20	13	18	3	23	1,285	—	1,464
90 days or greater	53	84	8	—	—	—	1,360	—	1,505
Total	54,319	27,335	11,009	7,195	2,994	29,366	420,750	—	552,968
Total consumer	2,679,097	1,444,947	929,030	728,918	536,569	951,150	2,339,505	161,817	9,771,033
PCD loans
Current	31,475	25,425	27,183	27,955	28,995	232,186	13,212	21,027	407,458
30-59 days	999	925	801	718	1,341	12,637	156	745	18,322
60-89 days	447	81	312	695	97	4,098	9	337	6,076
90 days or greater	721	2,325	4,755	1,208	897	19,963	111	1,046	31,026
Total PCD	33,642	28,756	33,051	30,576	31,330	268,884	13,488	23,155	462,882
Total loans and leases	$11,172,270	$5,690,922	$3,749,427	$2,812,829	$2,215,777	$3,458,369	$3,500,512	$191,869	$32,791,975

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of December 31, 2021 and 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$9,563,947	$8,637,844
Less: advances	644,659	652,675
Available borrowing capacity	$8,919,288	$7,985,169
Pledged non-PCD loans	$14,507,109	$12,157,153

FRB
Lendable collateral value of pledged non-PCD loans	$3,950,649	$3,321,762
Less: advances	—	—
Available borrowing capacity	$3,950,649	$3,321,762
Pledged non-PCD loans	$4,806,443	$4,104,866

NOTE E
ALLOWANCE FOR CREDIT LOSSES
As noted in Note A, Accounting Polices and Basis of Presentation, BancShares determined SBA-PPP loans have zero expected credit losses and as such these are excluded from the following ACL disclosures.
Upon adoption of ASC 326 on January 1, 2020, BancShares recorded a net decrease of $37.9 million in the ACL, which included a decrease of $56.9 million in the ACL on non-PCD loans, offset by an increase of $19.0 million in the ACL on PCD loans. The largest changes as a result of adoption were decreases in the ACL on commercial loan segments as these portfolios have exhibited strong historical credit performance and have relatively short average lives. The reduction in ACL on these segments was partially offset by increases in ACL on our consumer loan segments primarily due to their longer average lives. The increase in the ACL on PCD loans was primarily the result of reallocating credit discount from loan balances into ACL. The remaining non-credit related discount continues to amortize into interest.
The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. The decrease in the ACL as of December 31, 2021 compared to December 31, 2020 was primarily driven by continued strong credit performance, low net charge-offs, and improvement in macroeconomic factors. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a forecast period of two years. For most pools, BancShares uses a 12-month straight-line reversion period to historical averages for model inputs; however for the consumer other, consumer card and commercial card pools, immediate reversion to historical net loss rates is utilized. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product, home price index and commercial real estate index. BancShares’ ACL forecasts consider a range of economic scenarios from an upside scenario to a severely adverse scenario, but the December 31, 2021 ACL forecast was calculated using the consensus baseline scenario. This scenario showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2020 ACL. These loss estimates were also influenced by BancShares’ strong credit quality and low net charge-offs.
Refer to Note A, Accounting Policies and Basis of Presentation, for discussion of the accounting treatment of the allowance for loan losses prior to adoption of ASC 326.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize activity in the allowance for credit losses for the years ended December 31, 2021 and 2020 and the allowance for loan losses for the year ended December 31, 2019.

	Year ended December 31, 2021
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$80,842	$119,485	$23,987	$224,314
Benefit	(1,228)	(21,278)	(14,329)	(36,835)
Charge-offs	(15,924)	(17,181)	(2,317)	(35,422)
Recoveries	7,523	11,452	7,461	26,436
Balance at December 31	$71,213	$92,478	$14,802	$178,493

	Year ended December 31, 2020
(Dollars in thousands)	Commercial	Consumer	PCD	Total
Balance at January 1	$142,369	$75,236	$7,536	$225,141
Adoption of ASC 326	(87,554)	30,629	19,001	(37,924)
Balance at January 1	54,815	105,865	26,537	187,217
Provision (benefit)	37,763	27,791	(7,202)	58,352
Initial allowance on PCD loans	—	—	1,193	1,193
Charge-offs	(17,586)	(24,219)	(3,300)	(45,105)
Recoveries	5,850	10,048	6,759	22,657
Balance at December 31	$80,842	$119,485	$23,987	$224,314

	Year ended December 31, 2019
(Dollars in thousands)	Commercial	Consumer	PCI	Total
Balance at January 1	$139,043	$75,525	$9,144	$223,712
Provision (benefit)	13,386	19,663	(1,608)	31,441
Charge-offs	(14,744)	(28,283)	—	(43,027)
Recoveries	4,684	8,331	—	13,015
Balance at December 31	$142,369	$75,236	$7,536	$225,141

BancShares records an allowance for credit losses on unfunded commitments within other liabilities. Activity in the allowance for credit losses for unfunded commitments is summarized as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Allowance for credit losses:
Beginning balance	$12,814	$1,055
Adoption of ASC 326	—	8,885
Adjusted beginning balance	$12,814	$9,940
(Benefit) provision	(999)	2,874
Ending balance	11,815	12,814
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
The following table presents information on collateral-dependent loans by class and includes the amortized cost of collateral-dependent loans and leases, the net realizable value of the collateral, the extent to which collateral secures collateral-dependent loans and the associated ACL as of December 31, 2021 and 2020.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
(Dollars in thousands)	Collateral-Dependent Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,424	$1,964	137.9%	$—
Owner occupied commercial mortgage	3,461	4,370	126.3	—
Non-owner occupied commercial mortgage	2,056	2,118	103.0	—
Commercial and industrial and leases	2,665	5,208	195.4	941
Total commercial loans	9,606	13,660	142.2	941
Consumer:
Residential mortgage	5,323	7,353	138.1	—
Total non-PCD loans	14,929	21,013	140.8	941
PCD	4,864	21,099	433.8	—
Total collateral-dependent loans	$19,793	$42,112	212.8%	$941

	December 31, 2020
(Dollars in thousands)	Collateral-Dependent Loans	Net Realizable Value of Collateral	Collateral Coverage	Allowance for Credit Losses
Commercial loans:
Construction and land development	$1,424	$1,795	126.1%	$—
Owner occupied commercial mortgage	9,792	14,253	145.6	—
Non-owner occupied commercial mortgage	5,556	7,577	136.4	—
Total commercial loans	16,772	23,625	140.9	—
Consumer:
Residential mortgage	23,011	29,775	129.4	131
Total non-PCD loans	39,783	53,400	134.2	131
PCD	19,042	27,872	146.4	—
Total collateral-dependent loans	$58,825	$81,272	138.2%	$131
Collateral-dependent nonaccrual loans with no recorded allowance totaled $14.8 million and $57.5 million as of December 31, 2021 and 2020, respectively. All other nonaccrual loans have a recorded allowance. Non-PCI impaired loans less than $500,000 that were collectively evaluated was $41.0 million at December 31, 2019. The following table shows the average non-PCI impaired loan balance and the interest income recognized by loan class for the years ended December 31, 2019.

	2019
(Dollars in thousands)	Average Balance	Interest Income Recognized
Non-PCI impaired loans and leases:
Commercial:
Construction and land development	$3,915	$53
Commercial mortgage	64,363	2,188
Other commercial real estate	919	27
Commercial and industrial and leases	11,884	482
Other	396	11
Total commercial	81,477	2,761
Noncommercial:
Residential mortgage	52,045	1,386
Revolving mortgage	29,516	1,009
Construction and land development	3,589	116
Consumer	3,311	138
Total noncommercial	88,461	2,649
Total non-PCI impaired loans and leases	$169,938	$5,410

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
The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases is not recording these as TDRs.
The following tables provides a summary of total TDRs by accrual status.

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$328	$29	$357	$578	$54	$632
Owner occupied commercial mortgage	43,593	6,231	49,824	37,574	10,889	48,463
Non-owner occupied commercial mortgage	21,278	2,741	24,019	18,336	1,649	19,985
Commercial and industrial and leases	11,723	9,384	21,107	29,131	3,528	32,659
Total commercial loans	76,922	18,385	95,307	85,619	16,120	101,739
Consumer:
Residential mortgage	20,635	12,262	32,897	29,458	19,380	48,838
Revolving mortgage	16,322	6,395	22,717	20,124	7,128	27,252
Construction and land development	961	259	1,220	1,573	9	1,582
Consumer auto	1,827	455	2,282	2,018	696	2,714
Consumer other	713	76	789	955	137	1,092
Total consumer loans	40,458	19,447	59,905	54,128	27,350	81,478
PCD loans	29,401	9,935	39,336	17,617	7,346	24,963
Total loans	$146,781	$47,767	$194,548	$157,364	$50,816	$208,180

	December 31, 2019
(Dollars in thousands)	Accruing	Nonaccruing	Total
Commercial loans:
Construction and land development	$487	$2,279	$2,766
Commercial mortgage	50,819	11,116	61,935
Other commercial real estate	571	—	571
Commercial and industrial and leases	9,430	2,409	11,839
Other	320	105	425
Total commercial loans	61,627	15,909	77,536
Noncommercial:
Residential mortgage	41,813	16,048	57,861
Revolving mortgage	21,032	7,367	28,399
Construction and land development	1,452	2,430	3,882
Consumer	2,826	688	3,514
Total noncommercial loans	67,123	26,533	93,656
Total loans	$128,750	$42,442	$171,192

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the loan restructurings as of December 31, 2021, 2020 and 2019 that were designated as TDRs. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

	2021		2020		2019
	Restructurings		Restructurings		Restructurings
(Dollars in thousands)	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end
Loans and leases
Interest only period provided
Commercial loans	19	$17,847	31	$28,145	11	$1,595
Consumer loans	1	297	6	4,169	7	4,018
Total interest only	20	18,144	37	32,314	18	5,613

Loan term extension
Commercial loans	23	6,717	26	5,444	16	3,904
Consumer loans	106	8,803	66	5,689	2	342
Total loan term extension	129	15,520	92	11,133	18	4,246

Below market interest rate
Commercial loans	97	17,082	98	33,870	90	13,932
Consumer loans	80	3,188	156	6,074	176	12,458
Total below market interest rate	177	20,270	254	39,944	266	26,390

Discharged from bankruptcy
Commercial loans	32	5,955	30	1,168	25	5,571
Consumer loans	96	3,675	186	8,129	178	10,349
Total discharged from bankruptcy	128	9,630	216	9,297	203	15,920
Total restructurings	454	$63,564	599	$92,688	505	$52,169
As of December 31, 2021, 2020 and 2019, the pre-modification and post-modification outstanding amortized cost of loans modified as TDRs were not materially different.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE F
PREMISES AND EQUIPMENT
Major classifications of premises and equipment at December 31, 2021 and 2020 are summarized as follows:

(Dollars in thousands)	Useful Life ( years)	2021	2020
Land	indefinite	$334,375	$336,258
Premises and leasehold improvements	3 - 40	1,307,502	1,286,092
Furniture, equipment and software	3 - 10	671,172	639,109
Total		2,313,049	2,261,459
Less accumulated depreciation and amortization		1,079,631	1,010,176
Total premises and equipment		$1,233,418	$1,251,283
Depreciation and amortization expense was $106.6 million, $108.6 million and $103.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE G
OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned (“OREO”) for the years ended December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Balance at January 1	$50,890	$46,591
Additions	27,755	26,822
Acquired in business combinations	—	9,813
Sales	(35,703)	(26,726)
Write-downs/losses	(3,614)	(5,610)
Balance at December 31	$39,328	$50,890
At December 31, 2021 and 2020, BancShares had $2.3 million and $5.8 million, respectively, of foreclosed residential real estate property in OREO. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $15.0 million and $29.4 million at December 31, 2021, and 2020, respectively. Gains recorded on the sale of OREO were $4.7 million, $1.6 million, and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE H
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
BancShares’ annual impairment test, conducted as of July 31 each year, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists, resulted in no indication of goodwill impairment. Subsequent to the annual impairment test, there were no events or changes in circumstances that would indicate goodwill should be tested for impairment during the interim period between annual tests. No goodwill impairment was recorded during 2021 or 2020.

The following table presents the changes in the carrying amount of goodwill for the years ending December 31, 2021 and 2020:

	Year ended December 31
(Dollars in thousands)	2021	2020
Balance at January 1	$350,298	$349,398
Recognized in the Community Financial acquisition	—	686
Measurement period adjustments(1)	—	214
Other adjustment(2)	(4,234)	—
Balance at December 31	$346,064	$350,298
(1)Adjustments related to Entegra PCD loans and divested deposits as well as the deferred tax assets related to these items.
(2)Immaterial adjustment related to deferred taxes associated with pensions.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets include mortgage servicing rights (“MSRs”) on loans sold to third parties with servicing retained, core deposit intangibles, which represent the estimated fair value of acquired core deposits and other customer relationships, and other intangible assets acquired, such as other servicing rights and noncompete agreements.
Mortgage Servicing Rights
Our portfolio of residential mortgage loans serviced for third parties was $3.39 billion, $3.31 billion and $3.38 billion as of December 31, 2021, 2020 and 2019, respectively. The majority of these loans were originated by BancShares and sold to third parties on a non-recourse basis with servicing rights retained. At December 31, 2020, a portion of the MSRs were related to originations by Entegra Financial Corp. and its subsidiaries (collectively, “Entegra”) prior to acquisition. These retained servicing rights are recorded as a servicing asset and reported in other intangible assets. The mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair market value. The amortization expense related to mortgage servicing rights is included as a reduction of mortgage income. The weighted average expected life of the mortgage servicing rights established during 2021 is 5.6 years.
The activity of the mortgage servicing asset for the years ended December 31, 2021, 2020 and 2019 is presented in the following table:

(Dollars in thousands)	2021	2020	2019
Balance at January 1	$18,426	$22,963	$21,396
Servicing rights originated	10,556	8,006	6,149
Servicing rights acquired in Entegra transaction	—	—	1,873
Amortization	(8,727)	(8,400)	(6,233)
Valuation allowance decrease (increase)	3,102	(4,143)	(222)
Balance at December 31	$23,357	$18,426	$22,963
The following table presents the activity in the servicing asset valuation allowance for the years ended December 31, 2021, 2020 and 2019:

(Dollars in thousands)	2021	2020	2019
Beginning balance	$4,365	$222	$—
Valuation allowance (decrease) increase	(3,102)	4,143	222
Ending balance	$1,263	$4,365	$222
Valuation of mortgage servicing rights is performed using a pooling methodology. Similar loans are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings.
Contractually specified mortgage servicing fees, late fees and ancillary fees earned for the years ended December 31, 2021, 2020 and 2019, were $8.6 million, $8.5 million and $7.9 million, respectively, and reported in mortgage income.
Key economic assumptions used to value mortgage servicing rights as of December 31, 2021 and 2020, were as follows:

	2021	2020
Discount rate - conventional fixed loans	8.51%	7.92%
Discount rate - all loans excluding conventional fixed loans	9.51%	8.92%
Weighted average constant prepayment rate	15.69%	20.62%
Weighted average cost to service a loan	$87.58	$87.58
The discount rate is based on the 10-year U.S. Treasury rate plus 700 basis points for conventional fixed loans and 800 basis points for all other loans. The 700 and 800 basis points are used as a risk premium when calculating the discount rate. The prepayment rate is derived from the Public Securities Association Standard Prepayment model, which is compared to actual prepayment rates annually for reasonableness. The average cost to service a loan is based on the number of loans serviced and the total costs to service the loans.
Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. They are being amortized on an accelerated basis over their estimated useful lives.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following information relates to core deposit intangible assets, which are being amortized over their estimated useful lives:

(Dollars in thousands)	2021	2020
Balance at January 1	$29,667	$43,386
Acquired in Community Financial transaction	—	536
Amortization	(10,948)	(14,255)
Balance at December 31	$18,719	$29,667
The gross amount of core deposit intangible assets and accumulated amortization as of December 31, 2021 and 2020, are:

(Dollars in thousands)	2021	2020
Gross balance	$127,842	$127,842
Accumulated amortization	(109,123)	(98,175)
Carrying value	$18,719	$29,667
Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for core deposit intangibles in subsequent periods will be:

(Dollars in thousands)
2022	$7,743
2023	5,129
2024	2,659
2025	1,374
2026 and subsequent	1,814
$18,719
NOTE I
DEPOSITS
Deposits at December 31, 2021 and 2020 were as follows:

(Dollars in thousands)	2021	2020
Demand	$21,404,808	$18,014,029
Checking with interest	12,694,389	10,591,687
Money market accounts	10,590,106	8,632,713
Savings	4,235,824	3,304,167
Time	2,480,967	2,889,013
Total deposits	$51,406,094	$43,431,609
Time deposits with a denomination of $250,000 or more were $593.0 million and $670.4 million at December 31, 2021 and 2020, respectively.
At December 31, 2021, the scheduled maturities of time deposits were:

(Dollars in thousands)	Year ended December 31
2022	$1,937,216
2023	225,370
2024	81,558
2025	56,970
2026 and thereafter	179,853
Total time deposits	$2,480,967
As of December 31, 2021, FCB’s primary deposit markets are North Carolina and South Carolina, which represent approximately 50.8% and 22.7%, respectively, of total FCB deposits.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE J
BORROWINGS
Short-term Borrowings
Short-term borrowings at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
Securities sold under customer repurchase agreements	$589,101	$641,487
At December 31, 2021, BancShares had unused credit lines allowing contingent access to overnight borrowings of up to $556.0 million on an unsecured basis. Additionally, under borrowing arrangements with the FRB of Richmond and FHLB of Atlanta, BancShares has access to an additional $12.87 billion on a secured basis.
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
BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $619.1 million and $689.3 million at December 31, 2021 and December 31, 2020, respectively.
At December 31, 2021, BancShares held $589.1 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, made up of $508.4 million collateralized by government agency securities and $80.7 million collateralized by commercial mortgage-backed securities. At December 31, 2020, BancShares held $641.5 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, made up of $432.8 million collateralized by government agency securities and $208.7 million collateralized by commercial mortgage-backed securities.
Long-term Borrowings
Long-term borrowings at December 31, 2021 and 2020 include:

(Dollars in thousands)	2021	2020
Fixed-to-Floating subordinated notes at 3.375% maturing March 15, 2030	$350,000	$350,000
Junior subordinated debenture at 3-month LIBOR plus 1.75% maturing June 30, 2036(1)	88,145	88,145
Junior subordinated debenture at 3-month LIBOR plus 2.25% maturing June 15, 2034(1)	19,588	19,588
Junior subordinated debenture at 3-month LIBOR plus 2.85% maturing April 7, 2034(1)	10,310	10,310
Junior subordinated debentures at 3-month LIBOR plus 2.80% maturing March 30, 2034(1)	14,433	14,433
Junior subordinated debentures at 7.00% maturing December 31, 2026(2)	—	20,000
Junior subordinated debentures at 6.50% maturing October 1, 2025(3)	—	7,500
Notes payable to FHLBs of Atlanta and Chicago with rates ranging from 0.75% to 2.99% and maturing through March 2032	644,659	655,175
Unsecured term loan at 1-month LIBOR plus 1.10% maturing September 5, 2022	67,825	82,125
Obligations under capitalized leases extending to December 2050	4,311	6,308
Unamortized issuance costs	(2,629)	(3,459)
Unamortized purchase accounting adjustments	(2,283)	(1,999)
Other long-term debt	19	37
Total long-term obligations	$1,194,378	$1,248,163
(1) Obligations to capital and grantor trusts for trust preferred securities (2) Assumed in HomeBancorp acquisition. (3) Assumed in Biscayne BancShares acquisition.

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
At December 31, 2021 and 2020, BancShares held $132.5 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I and Macon Capital Trust I special purpose entities and grantor trusts (the “Trusts”) for trust preferred securities. The Trusts had outstanding trust preferred securities of $128.1 million and $128.5 million at December 31, 2021 and 2020 respectively, which may be redeemed at par in whole or in part at any time, in accordance with the applicable transaction documents. BancShares has guaranteed all obligations of its subsidiaries, FCB Capital Trust III and FCB/SC Capital Trust II. FCB has guaranteed all obligations of its trust subsidiaries, SCB Capital Trust I and Macon Capital Trust I, which was acquired from Entegra during the fourth quarter of 2019 and has a related obligation of $14.4 million.
Long-term borrowings maturing in each of the five years subsequent to December 31, 2021 and thereafter include:

(Dollars in thousands)	Year ended December 31
2022	$82,735
2023	125,500
2024	5,771
2025	—
2026	2,649
Thereafter	977,723
Total long-term borrowings	$1,194,378
NOTE K
FDIC SHARED-LOSS PAYABLE
Prior to 2020, certain consumer loans were “covered loans” for which BancShares was eligible for reimbursement for a portion of certain future losses with indemnifications provided by the FDIC under loss share agreements (“LSAs”). The LSAs for two FDIC-assisted transactions included provisions related to payments owed to the FDIC at the termination of the agreements if actual cumulative losses on covered assets are lower than originally estimated by the FDIC at the time of acquisition (“Clawback Liability”). All of the LSAs relate to transactions that occurred prior to 2020 and have since expired.
There was no Clawback Liability remaining at December 31, 2021 as FCB remitted the final payment of $16.1 million to the FDIC during the first quarter of 2021. At December 31, 2020, the estimated Clawback Liability was $15.6 million following a payment of $99.5 million to the FDIC during the first quarter of 2020.
The following table includes the changes in the FDIC shared-loss payable for the years ended December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Beginning balance	$15,601	$112,395
Accretion	502	2,674
Payment made to the FDIC to settle shared-loss agreement	(16,103)	(99,468)
Ending balance	$—	$15,601
NOTE L
REGULATORY REQUIREMENTS, DIVIDENDS FROM SUBSIDIARIES
BancShares and FCB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the BancShares’ Consolidated Financial Statements. Certain activities, such as the ability to undertake new business initiatives, including acquisitions, the access to and cost of funding for new business initiatives, the ability to pay dividends, the ability to repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight, largely depend on a financial institution’s capital strength.
Federal banking agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening previous capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015 and the associated

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
capital conservation buffers of 2.5% were fully phased in by January 1, 2019. The following table includes the Basel III requirements for regulatory capital ratios.

	Basel III Minimums	Basel III Conservation Buffers	Basel III Requirements
Regulatory capital ratios
Total risk-based capital	8.00%	2.50%	10.50%
Tier 1 risk-based capital	6.00	2.50	8.50
Common equity Tier 1	4.50	2.50	7.00
Tier 1 leverage	4.00	—	4.00
The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of December 31, 2021 and 2020 as summarized in the following table.

			December 31, 2021		December 31, 2020
(Dollars in thousands)	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$5,041,686	14.35%	$4,577,212	13.81%
Tier 1 risk-based capital	8.50	8.00	4,380,452	12.47	3,856,086	11.63
Common equity Tier 1	7.00	6.50	4,040,515	11.50	3,516,149	10.61
Tier 1 leverage	4.00	5.00	4,380,452	7.59	3,856,086	7.86
FCB
Total risk-based capital	10.50%	10.00	4,857,960	13.85	4,543,496	13.72
Tier 1 risk-based capital	8.50	8.00	4,651,226	13.26	4,276,870	12.92
Common equity Tier 1	7.00	6.50	4,651,226	13.26	4,276,870	12.92
Tier 1 leverage	4.00	5.00	4,651,226	8.07	4,276,870	8.72
At December 31, 2021, BancShares and FCB had total risk-based capital ratio conservation buffers of 6.35% and 5.85%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of December 31, 2021 over the Basel III minimum.
At December 31, 2021, Tier 2 capital of BancShares included $128.1 million of trust preferred capital securities and $350.0 million of qualifying subordinated debentures, compared to $128.5 million of trust preferred capital securities and $377.5 million of qualifying subordinated debentures included at December 31, 2020.
BancShares has Class A and Class B common stock. Class A common shares have one vote per share, while Class B common shares have 16 votes per share.
Preferred Stock
On March 12, 2020, the Parent Company issued and sold an aggregate of 13,800,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of the Series A Preferred Stock) for a total of $345 million. The Series A Preferred Stock qualifies as Tier 1 regulatory capital.
Dividends on the Series A Preferred Stock will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends will accrue and be payable from the date of issuance at a rate of 5.375% per annum, payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year, beginning on June 15, 2020. Dividends on the Series A Preferred Stock will not be cumulative.
BancShares may redeem the Series A Preferred Stock at its option, and subject to any required regulatory approval, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends to, but excluding, the redemption date, (i) in whole or in part, from time to time, on any dividend payment date on or after March

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15, 2025, or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in the Certificate of Designation for the Series A Preferred Stock).
Dividends FCB to the Parent Company
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its shareholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $1.35 billion while continuing to meet the requirements for well-capitalized banks at December 31, 2021. Dividends declared by FCB and paid to the Parent Company amounted to $173.1 million in 2021, $229.7 million in 2020 and $149.8 million in 2019. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.
Restrictions on Cash and Overnight Investments
Effective March 26, 2020, the Federal Reserve Board suspended the cash reserve requirement. BancShares’ overnight investments of $75 million in U.S. Bank Money Market accounts require a 30-day notice for withdrawal.
NOTE M
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included the following at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized (losses) gains on securities available for sale	$(11,792)	$(2,712)	$(9,080)	$102,278	$23,524	$78,754
Unrealized (losses) gains on securities available for sale transferred to held to maturity	(8,735)	(2,009)	(6,726)	5,399	1,242	4,157
Defined benefit pension items	33,223	7,641	25,582	(91,751)	(21,103)	(70,648)
Total	$12,696	$2,920	$9,776	$15,926	$3,663	$12,263
The following table highlights changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021 and 2020:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale(1)	Unrealized gains (losses) on securities available for sale transferred to held to maturity(1)(2)	Defined benefit pension items(1)	Total
Balance at January 1, 2020	$5,792	$—	$(132,515)	$(126,723)
Net unrealized gains arising during period	119,357	4,538	42,367	166,262
Amounts reclassified from accumulated other comprehensive loss	(46,395)	(381)	19,500	(27,276)
Net current period other comprehensive income	72,962	4,157	61,867	138,986
Balance at December 31, 2020	78,754	4,157	(70,648)	12,263
Net unrealized (losses) gains arising during the period	(62,332)	(9,747)	75,368	3,289
Amounts reclassified from accumulated other comprehensive income	(25,502)	(1,136)	20,862	(5,776)
Net current period other comprehensive (loss) income	(87,834)	(10,883)	96,230	(2,487)
Balance at December 31, 2021	$(9,080)	$(6,726)	$25,582	$9,776
(1) All amounts are net of tax. Amounts in parentheses indicate other comprehensive losses, which are debits or decreases to equity.
(2) Unrealized gains (losses) related to the reclassification of investment securities from available for sale to held to maturity. Refer to Note C, Investments, for additional information.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amounts reclassified from accumulated other comprehensive income (loss) and the line item affected in the Consolidated Statements of Income for years ended December 31, 2021 and 2020:

(Dollars in thousands)	Year ended December 31, 2021
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the Consolidated Statements of Income
Unrealized gains on available for sale securities	$33,119	Realized gains on investment securities available for sale, net
	(7,617)	Income taxes
	$25,502

Net accretion of unrealized gains (losses) on securities available for sale transferred to held to maturity	$1,475	Net interest income
	(339)	Income taxes
	$1,136

Amortization of actuarial losses on defined benefit pension items	$(27,093)	Other noninterest expense
	6,231	Income taxes
	$(20,862)
Total reclassifications for the period	$5,776

	Year ended December 31, 2020
Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income is presented
Unrealized gains on available for sale securities	$60,253	Realized gains on investment securities available for sale, net
	(13,858)	Income taxes
	$46,395

Amortization of unrealized losses on securities available for sale transferred to held to maturity	$495	Net interest income
	(114)	Income taxes
	$381

Amortization of defined benefit pension items
Actuarial losses	(25,324)	Other noninterest expense
	5,824	Income taxes
	$(19,500)
Total reclassifications for the period	$27,276
(1) Amounts in parentheses represent decreases to net income.
NOTE N
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
Other noninterest income for the years ended December 31, 2021, 2020 and 2019 was $9.4 million, $7.4 million and $18.4 million, respectively. Prior to the adoption of ASC 326 on January 1, 2020, the most significant item in other noninterest income was recoveries on PCI loans previously charged-off. BancShares recorded the portion of recoveries related to loans and leases written off prior to the closing of an acquisition as noninterest income rather than as an adjustment to the allowance for loan losses. These recoveries were $17.4 million for the year ended December 31, 2019. Following the adoption of ASC 326, these recoveries are recorded as an adjustment to the ACL. Other noninterest income also includes income from bank owned life insurance, FHLB dividends and other various income items.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other noninterest expense for the years ended December 31, 2021, 2020 and 2019 included the following:

(Dollars in thousands)	2021	2020	2019
Core deposit intangible amortization	$10,948	$14,255	$16,346
Consultant expense	12,507	12,751	12,801
Advertising expense	9,763	10,010	11,437
Telecommunications expense	12,714	12,179	9,391
Other	83,594	95,922	89,308
Total other noninterest expense	$129,526	$145,117	$139,283
Other expense consists of miscellaneous expenses including travel, postage, supplies, appraisal expense and other operational losses. Advertising expense related to non-direct response advertisements are expensed as incurred.
NOTE O
INCOME TAXES
At December 31, 2021, 2020 and 2019 income tax expense consisted of the following:

(Dollars in thousands)	2021	2020	2019
Current tax expense
Federal	$140,405	$137,162	$68,984
State	21,383	14,532	11,095
Total current tax expense	161,788	151,694	80,079
Deferred tax (benefit) expense
Federal	(6,234)	(28,535)	50,522
State	(1,352)	3,000	4,076
Total deferred tax (benefit) expense	(7,586)	(25,535)	54,598
Total income tax expense	$154,202	$126,159	$134,677
Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income as a result of the following:

(Dollars in thousands)	2021	2020	2019
Income taxes at federal statutory rates	$147,349	$129,755	$124,330
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,523)	(1,581)	(1,639)
Excess tax benefits of compensation	1,507	1,146	1,070
State and local income taxes, including any change in valuation allowance, net of federal income tax benefit	15,825	13,850	11,985
Tax credits net of amortization	(5,078)	(5,367)	(4,474)
Repayment of claim of right income	(2,254)	(13,926)	—
Other, net	(1,624)	2,282	3,405
Total income tax expense	$154,202	$126,159	$134,677

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The net deferred tax liability included the following components at December 31, 2021, and 2020:

(Dollars in thousands)	2021	2020
Allowance for credit losses	$39,759	$52,293
Operating lease liabilities	14,267	15,737
Executive separation from service agreements	7,835	8,989
Net operating loss carryforwards	7,843	9,545
Net unrealized loss included in accumulated other comprehensive income (loss)	4,630	—
Accelerated depreciation	3,645	—
Employee compensation	18,860	16,083
Other reserves	6,135	5,376
Other	5,845	6,898
Deferred tax asset	108,819	114,921
Accelerated depreciation	—	14,984
Lease financing activities	7,725	15,265
Operating lease assets	13,996	15,670
Net unrealized gain on securities included in accumulated other comprehensive income (loss)	—	24,857
Net deferred loan fees and costs	14,662	13,975
Intangible assets	14,257	13,012
Security, loan and debt valuations	5,960	2,051
FDIC assisted transactions timing differences	—	2,393
Pension assets	64,068	44,549
Other	20,998	10,193
Deferred tax liability	141,666	156,949
Net deferred tax liability	$(32,847)	$(42,028)

At December 31, 2021, the gross tax benefit related to net operating loss carryforwards was $34.7 million and $15.9 million related to federal and state taxes, respectively. The carryforwards expire in years beginning in 2030 and 2024 for federal and state taxes, respectively. The net operating losses were obtained through various acquisitions and are subject to the annual limitations set forth by Internal Revenue Code Section 382. No valuation allowance was necessary as of December 31, 2021 or 2020 to reduce BancShares’ gross deferred tax asset to the amount more likely than not to be realized.

Income tax expense for 2021 and 2020 was favorably impacted by $2.3 million and $13.9 million, respectively, due to BancShares’ decision in the second quarter of 2020 to utilize an allowable alternative for computing its 2021 and 2020 federal income tax liability. The allowable alternative provides BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax.

BancShares regularly adjusts its net deferred tax liability as a result of changes in tax rates in the states where it files tax returns. These changes in tax rates did not have a material impact on tax expense in 2021, 2020 or 2019.

BancShares federal income tax returns for 2018 through 2020 remain open for examination by the Internal Revenue Service. Generally, BancShares is no longer subject to examination by state and local taxing authorities for taxable years prior to 2016.

The following table provides a roll forward of BancShares’ gross unrecognized tax benefits, excluding interest and penalties, during the years ended December 31, 2021, 2020 and 2019:

(Dollars in thousands)	2021	2020	2019
Unrecognized tax benefits at the beginning of the year	$31,375	$32,226	$28,255
Additions (reductions) related to tax positions taken in prior year	(321)	153	(683)
Additions related to tax positions taken in current year	1,373	1,295	6,554
Settlements	(1,601)	(1,516)	—
Reductions related to lapse of statute of limitations	(394)	(783)	(1,900)
Unrecognized tax benefits at the end of the year	$30,432	$31,375	$32,226
All of the unrecognized tax benefits, if recognized, would affect BancShares’ effective tax rate.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
BancShares has unrecognized tax benefits relating to uncertain state tax positions in North Carolina and other state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the consolidated financial statements. It is reasonably possible that these uncertain state tax positions will be either settled or resolved in the next twelve months. A range of the reasonably possible change cannot be made.
BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accruals and releases of interest and penalties resulted in a benefit of $381 thousand and $135 thousand for the years ended December 31, 2021 and 2019, respectively, and an expense of $467 thousand for the year ended December 31, 2020. BancShares had $515 thousand and $896 thousand accrued for the payment of interest and penalties as of December 31, 2021 and 2020, respectively.
NOTE P
ESTIMATED FAIR VALUES
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. BancShares estimates fair value using discounted cash flows or other valuation techniques when there is no active market for a financial instrument. Inputs used in these valuation techniques are subjective in nature, involve uncertainties and require judgment. Therefore, the derived fair value estimates presented below are not necessarily indicative of the amounts BancShares would realize in a current market exchange.
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
Investment securities available for sale. The fair value of U.S. Treasury, government agency, mortgage-backed and municipal securities and a portion of our corporate bonds are generally estimated using a third-party pricing service. To obtain an understanding of the processes and methodologies used, management reviews correspondence from the third-party pricing service. Management also performs a price variance analysis process to corroborate the reasonableness of prices. The third-party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers using inputs that are not directly observable. These securities are considered Level 3.
Marketable equity securities. Equity securities are measured at fair value using observable closing prices. The valuation also considers the amount of market activity by examining the trade volume of each security. Equity securities are classified as Level 1 if they are traded in an active market and as Level 2 if the observable closing price is from a less than active market.
Loans held for sale. Certain residential real estate loans originated to be sold to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are considered Level 2 inputs. Loans held for investment subsequently transferred to held for sale are carried at the lower of cost or market. The fair values for the transferred loans are based on quoted prices from the purchase commitments for the individual loans being transferred and are considered Level 1 inputs.

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
FHLB stock. The carrying amount of FHLB stock is a reasonable estimate of fair value, as these securities are not readily marketable and are evaluated for impairment based on the ultimate recoverability of the par value. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. BancShares’ investment in FHLB stock is ultimately recoverable at par. The inputs used in the fair value measurement for FHLB stock are considered Level 2 inputs.
Mortgage and other servicing rights. Mortgage and other servicing rights are initially recorded and fair value and subsequently carried at the lower of amortized cost or market. Therefore, servicing rights are carried at fair value only when fair value is less than the amortized cost. The fair value of mortgage and other servicing rights is performed using a pooling methodology. Similar loans are pooled together and a model which relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for mortgage and other servicing rights are considered Level 3 inputs.
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
For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2021 and 2020. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks is classified on the fair value hierarchy as Level 1. Overnight investments, income earned not collected and accrued interest payable are considered Level 2.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the carrying values and estimated fair values for financial instruments as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Assets
Cash and due from banks	$337,814	$337,814	$362,048	$362,048
Overnight investments	9,114,660	9,114,660	4,347,336	4,347,336
Investment securities available for sale	9,203,427	9,203,427	7,014,243	7,014,243
Investment securities held to maturity	3,809,453	3,759,650	2,816,982	2,838,499
Investment in marketable equity securities	97,528	97,528	91,680	91,680
Loans held for sale	98,741	98,741	124,837	124,837
Net loans and leases	32,193,029	31,889,594	32,567,661	33,298,166
Income earned not collected	134,237	134,237	145,694	145,694
Federal Home Loan Bank stock	40,450	40,450	45,392	45,392
Mortgage and other servicing rights	23,797	23,784	19,628	20,283
Liabilities
Deposits with no stated maturity	48,925,127	48,925,127	40,542,596	40,542,596
Time deposits	2,480,967	2,471,116	2,889,013	2,905,577
Securities sold under customer repurchase agreements	589,101	589,101	641,487	641,487
Federal Home Loan Bank borrowings	644,659	654,694	655,175	677,579
Subordinated debt	477,564	495,483	504,518	525,610
Other borrowings	72,155	72,476	88,470	89,263
FDIC shared-loss payable	—	—	15,601	15,843
Accrued interest payable	7,922	7,922	9,414	9,414

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Among BancShares’ assets and liabilities, investment securities available for sale, marketable equity securities and loans held for sale are reported at their fair values on a recurring basis. For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2021 and 2020.

	December 31, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$2,004,970	$—	$2,004,970	$—
Government agency	798,760	—	798,760	—
Residential mortgage-backed securities	4,728,413	—	4,728,413	—
Commercial mortgage-backed securities	1,062,749	—	1,062,749	—
Corporate bonds	608,535	—	401,133	207,402
Total investment securities available for sale	$9,203,427	$—	$8,996,025	$207,402
Marketable equity securities	$97,528	$33,522	$64,006	$—
Loans held for sale	98,741	—	98,741	—

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$499,933	$—	$499,933	$—
Government agency	701,391	—	701,391	—
Residential mortgage-backed securities	4,438,103	—	4,438,103	—
Commercial mortgage-backed securities	771,537	—	771,537	—
Corporate bonds	603,279	—	286,655	316,624
Total investment securities available for sale	$7,014,243	$—	$6,697,619	$316,624
Marketable equity securities	$91,680	$32,855	$58,825	$—
Loans held for sale	124,837	—	124,837	—
During the year ended December 31, 2021, $102.1 million of corporate bonds available for sale were transferred from Level 3 to Level 2. The transfers were due to the availability of additional observable inputs for those securities. During the year ended December 31, 2020, $1.8 million of corporate bonds available for sale were transferred from Level 2 to Level 3. The transfers were due to a lack of observable inputs and trade activity for those securities.
The following table summarizes activity for Level 3 assets for the years ended December 31, 2021 and 2020:

	2021	2020
(Dollars in thousands)	Corporate bonds	Corporate bonds
Beginning balance	$316,624	$69,685
Purchases	30,878	242,595
Unrealized net losses (gains) included in other comprehensive income	6,391	2,898
Amounts included in net income	2,555	(336)
Transfers in	—	1,782
Transfers out	(102,065)	—
Sales / Calls	(46,981)	—
Ending balance	$207,402	$316,624

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at December 31, 2021.

(Dollars in thousands)			December 31, 2021
Level 3 assets	Valuation technique	Significant unobservable input	Fair Value
Corporate bonds	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer	$207,402
Fair Value Option
BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value are recorded as a component of mortgage income and were losses of $3.0 million for the year ended December 31, 2021, and gains of $3.9 million and $289 thousand for the years ended December 31, 2020 and 2019, respectively.
The following table summarizes the difference between the aggregate fair value and the unpaid principal balance for residential real estate loans originated for sale measured at fair value as of December 31, 2021 and 2020.

	December 31, 2021
(Dollars in thousands)	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$98,741	$95,852	$2,889

	December 31, 2020
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$124,837	$118,902	$5,935
No originated loans held for sale were 90 or more days past due or on non-accrual status as of December 31, 2021 or December 31, 2020.
Certain other assets are adjusted to their fair value on a non-recurring basis, including certain loans, OREO, and goodwill, which are periodically tested for impairment, and mortgage servicing rights, which are carried at the lower of amortized cost or market. Most loans held for investment, deposits, and borrowings are not reported at fair value.
Following the adoption of ASC 326 on January 1, 2020, the population of loans measured at fair value on a non-recurring basis has greatly diminished and is limited to collateral-dependent loans evaluated individually. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, typically between 5% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. At December 31, 2021, the weighted average discount for estimated selling costs applied was 9.00%.
OREO is carried at the lower of cost or fair value. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 15%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At December 31, 2021, the weighted average discount applied was 8.79%. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.
Mortgage servicing rights are carried at the lower of amortized cost or market and are, therefore, carried at fair value only when fair value is less than amortized cost. The fair value of mortgage servicing rights is determined using a pooling methodology. Similar loans are pooled together and a discounted cash flow model, which takes into consideration discount rates, prepayment rates, and the weighted average cost to service the loans, is used to determine the fair value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For financial assets carried at fair value on a non-recurring basis, the following table provides fair value information as of December 31, 2021 and December 31, 2020.

	December 31, 2021
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1	Level 2	Level 3
Collateral-dependent loans	$3,099	$—	$—	$3,099
Other real estate remeasured during the year	34,211	—	—	34,211
Mortgage servicing rights	21,731	—	—	21,731

	December 31, 2020
		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
Collateral-dependent loans	$11,779	$—	$—	$11,779
Other real estate remeasured during the year	40,115	—	—	40,115
Mortgage servicing rights	16,966	—	—	16,966
No financial liabilities were carried at fair value on a non-recurring basis as of December 31, 2021 and December 31, 2020.

NOTE Q
EMPLOYEE BENEFIT PLANS
BancShares sponsors benefit plans for its qualifying employees and former employees of Bancorporation, Inc. (“Bancorporation”). The plans include noncontributory defined benefit pension plans, a 401(k) savings plan and an enhanced 401(k) savings plan. These plans are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives providing supplemental benefits paid upon death or separation from service at an agreed-upon age.
Defined Benefit Pension Plans
BancShares employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by the FCB-North Pension Plan (the “BancShares Pension Plan”), which was closed to new participants as of April 1, 2007. Discretionary contributions of $32 thousand were made to the BancShares Pension Plan in 2021, while discretionary contributions of $80 million were made in 2020.
Certain legacy Bancorporation employees that qualified under length of service and other requirements are covered by the FCB-South Pension Plan (the “Bancorporation Pension Plan” and together with the BancShares Pension Plan, the “Plans”), which was closed to new participants as of September 1, 2007. There were no discretionary contributions made to the legacy Bancorporation Pension Plan for 2021, while discretionary contributions were $20 million in 2020.
Participants in the Plans were fully vested after five years of service. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. BancShares makes contributions to the Plans in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Management evaluates the need for its contributions to the Plans on a periodic basis based upon numerous factors including, but not limited to, funded status, returns on plan assets, discount rates and the current economic environment.
The following tables and disclosures are on a combined basis as the Plans have the same terms in both form and substance.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Obligations and Funded Status
The following table provides the changes in benefit obligation and plan assets and the funded status of the Plans at December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Change in benefit obligation
Projected benefit obligation at January 1	$1,077,653	$990,406
Service cost	15,351	14,279
Interest cost	29,864	34,197
Actuarial (gains)/losses	(30,591)	72,080
Benefits paid	(35,967)	(33,309)
Projected benefit obligation at December 31	1,056,310	1,077,653
Change in plan assets
Fair value of plan assets at January 1	1,235,555	976,072
Actual return on plan assets	145,720	192,792
Employer contributions	32	100,000
Benefits paid	(35,967)	(33,309)
Fair value of plan assets at December 31	1,345,340	1,235,555
Funded status at December 31	$289,030	$157,902
The amounts recognized in other assets at December 31, 2021 and December 31, 2020 were $289.0 million and $157.9 million, respectively.
The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Net actuarial (gain) loss	$(33,223)	$91,751
The accumulated benefit obligation for the Plans at December 31, 2021 and 2020, was $972.7 million and $985.0 million, respectively. The Plans use a measurement date of December 31.
The following table shows the components of periodic benefit cost related to the Plans and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Service cost	$15,351	$14,279	$12,767
Interest cost	29,864	34,197	37,260
Expected return on assets	(78,430)	(65,689)	(62,590)
Amortization of prior service cost	—	—	57
Amortization of net actuarial loss	27,093	25,324	10,924
Total net periodic benefit cost (income)	(6,122)	8,111	(1,582)
Current year actuarial (gain) loss	(97,880)	(55,023)	20,049
Amortization of actuarial loss	(27,093)	(25,324)	(10,924)
Amortization of prior service cost	—	—	(57)
Net (gain) loss recognized in other comprehensive income	(124,973)	(80,347)	9,068
Total recognized in net periodic benefit cost and other comprehensive income	$(131,095)	$(72,236)	$7,486
Actuarial gains in 2021 and 2020 were primarily driven by return on assets greater than expected, partially offset by the impact of a decreased discount rate.
Service costs and the amortization of prior service costs are recorded in personnel expense, while interest cost, expected return on plan assets and the amortization of actuarial (gains)losses are recorded in other noninterest expense.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The assumptions used to determine the benefit obligations at December 31, 2021 and 2020 are as follows:

	2021	2020
Discount rate	3.04%	2.76%
Rate of compensation increase	5.60	5.60
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019, are as follows:

	2021	2020	2019
Discount rate	2.76%	3.46%	4.38%
Rate of compensation increase	5.60	5.60	5.60
Expected long-term return on plan assets	7.50	7.50	7.50
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
Plan Assets
For the Plans, our primary total return objective is to achieve returns over the long term that will fund retirement liabilities and provide desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The Plans’ assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help generate a consistent level of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. The Plans’ assets are currently held by the BancShares trust department.

Equity securities are measured at fair value using observable closing prices. These securities are classified as Level 1 as they are traded in an active market. Fixed income securities are generally estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of pension plan assets at December 31, 2021 and 2020, by asset class are as follows:

	December 31, 2021
(Dollars in thousands)	Market Value	Level 1	Level 2	Level 3	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$16,674	$16,674	$—	$—	0 - 5%	1%
Equity securities					30 - 70%	61%
Common and preferred stock	76,240	76,240	—	—
Mutual funds	481,630	481,630	—	—
Exchange traded funds	263,072	263,072	—	—
Fixed income					15 - 45%	38%
U.S. government and government agency securities	228,399	—	228,399	—
Corporate bonds	279,325	2,902	276,423	—
Total pension assets	$1,345,340	$840,518	$504,822	$—		100%

	December 31, 2020
	Market Value	Level 1	Level 2	Level 3	Target Allocation	Actual % of Plan Assets
Cash and equivalents	$37,913	$37,913	$—	$—	0 - 5%	3%
Equity securities					30 - 70%	77%
Common and preferred stock	144,924	144,924	—	—
Mutual funds	559,472	559,472	—	—
Exchange traded funds	248,819	248,819	—	—
Fixed income					15 - 45%	20%
U.S. government and government agency securities	90,292	—	90,292	—
Corporate bonds	154,135	—	154,135	—
Total pension assets	$1,235,555	$991,128	$244,427	$—		100%
There were no direct investments in equity securities of BancShares included in pension plan assets in any of the years presented.
Cash Flows
The following are estimated payments to pension plan participants in the indicated periods:

(Dollars in thousands)	Estimated Payments
2022	$41,051
2023	43,686
2024	46,266
2025	48,548
2026	50,756
2027-2031	280,173
401(k) Savings Plans
Certain employees enrolled in the defined benefit plan are also eligible to participate in a 401(k) savings plan through deferral of portions of their salary. For employees who participate in the 401(k) savings plan who also continue to accrue additional years of service under the defined benefit plans, BancShares makes a matching contribution equal to 100% of the first 3% and 50% of the next 3% of the participant’s deferral up to and including a maximum contribution of 4.5% of the participant’s eligible compensation. The matching contribution immediately vests.
At the end of 2007, current employees were given the option to continue to accrue additional years of service under the defined benefit plans or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, BancShares matches

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
up to 100% of the participant’s deferrals not to exceed 6% of the participant’s eligible compensation. The matching contribution immediately vests. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a required employer non-elective contribution equal to 3% of the compensation of a participant who remains employed at the end of the calendar year. This employer contribution vests after three years of service. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plans and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008. Eligible employees hired after January 1, 2008, are eligible to participate in the enhanced 401(k) savings plan. BancShares recognized expense related to contributions to the 401(k) plans of $36.2 million, $35.6 million and $30.8 million during 2021, 2020 and 2019, respectively.
Additional Benefits for Executives, Directors, and Officers
BancShares has entered into contractual agreements with certain executives providing payments for a period of no more than ten years following separation from service occurring no earlier than an agreed-upon age. These agreements also provide a death benefit in the event a participant dies prior to separation from service or during the payment period following separation from service. BancShares has also assumed liability for contractual obligations to directors and officers of previously acquired entities.
The following table provides the accrued liability as of December 31, 2021 and 2020, and the changes in the accrued liability during the years then ended:

(Dollars in thousands)	2021	2020
Accrued liability as of January 1	$42,655	$45,295
Discount rate adjustment	(680)	1,719
Benefit expense and interest cost	2,015	3,503
Benefits paid	(5,244)	(7,862)
Accrued liability as of December 31	$38,746	$42,655
Discount rate at December 31	3.04%	2.76%
Other Compensation Plans
BancShares offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas, performance criteria, or at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward BancShares’ success. As of December 31, 2021 and 2020, the accrued liability for incentive compensation was $84.0 million and $68.2 million, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE R
LEASES
Leases under which BancShares is a Lessee
The following table presents lease assets and liabilities as of December 31, 2021 and 2020:

(Dollars in thousands)	Classification	December 31, 2021	December 31, 2020
Assets:
Operating	Other assets	$63,207	$68,048
Finance	Premises and equipment	4,310	6,478
Total leased assets		$67,517	$74,526
Liabilities:
Operating	Other liabilities	$64,431	$68,343
Finance	Other borrowings	4,311	6,308
Total lease liabilities		$68,742	$74,651
The following table presents lease costs for the years ended December 31, 2021 and 2020. Variable lease cost primarily represents variable payments such as common area maintenance and utilities recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments adjusted periodically for inflation. While lease liabilities are not remeasured as a result of these changes, these adjustments are treated as variable lease costs and recognized in the period in which the expense is incurred.

(Dollars in thousands)	Classification	2021	2020
Lease cost:
Operating lease cost (1)	Occupancy expense	$13,993	$15,023
Finance lease cost:
Amortization of leased assets	Equipment expense	2,168	2,168
Interest on lease liabilities	Interest expense - Other borrowings	162	220
Variable lease cost	Occupancy expense	3,110	3,231
Sublease income	Occupancy expense	(355)	(350)
Net lease cost		$19,078	$20,292
(1) Operating lease cost includes short-term lease cost, which is immaterial.
The following table presents lease liability maturities in the next five years and thereafter:

(Dollars in thousands)	Operating Leases	Finance Leases	Total
2022	$12,840	$1,876	$14,716
2023	11,162	993	12,155
2024	9,356	617	9,973
2025	6,462	635	7,097
2026	5,450	431	5,881
Thereafter	29,236	—	29,236
Total lease payments	$74,506	$4,552	$79,058
Less: Interest	10,075	241	10,316
Present value of lease liabilities	$64,431	$4,311	$68,742

The following table presents the remaining weighted average lease terms and discount rates as of December 31, 2021:

Weighted average remaining lease term (years):	December 31, 2021
Operating	8.9
Finance	3.5
Weighted average discount rate:
Operating	3.00%
Finance	3.12

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020:

	Year ended December 31
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,054	$14,237
Operating cash flows from finance leases	162	220
Financing cash flows from finance leases	1,997	1,922
Right-of-use assets obtained in exchange for new operating lease liabilities	6,535	4,595
Leases under which BancShares is a Lessor
BancShares provides equipment financing using a variety of loan and lease structures. Typical items financed and leased include commercial equipment and vehicles. The following table presents the components of the investment in direct or sales type financing leases, included in loans in the consolidated balance sheets as of December 31, 2021 and 2020:

(Dollars in thousands)	Year ended December 31
	2021	2020
Total minimum lease payment to be received	$261,469	$335,385
Estimated unguaranteed residual value of leased assets	24,472	19,428
Gross investment in direct or sales type financing leases	285,941	354,813
Unearned income	(18,262)	(23,970)
Initial direct costs	783	548
Total net investment	$268,462	$331,391

At December 31, 2021, future minimum lease payments to be received under direct or sales type financing leases were as follows:

Years ending December 31
2022	$96,974
2023	70,635
2024	46,407
2025	28,065
2026	13,630
Thereafter	5,758
Future minimum lease payments	$261,469
NOTE S
TRANSACTIONS WITH RELATED PERSONS
BancShares has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (“Related Persons”) and entities controlled by Related Persons.
For those identified as Related Persons as of December 31, 2021, the following table provides an analysis of changes in the loans outstanding during 2021 and 2020:

	Year ended December 31
(dollars in thousands)	2021	2020
Balance at January 1	$117	$145
New loans	21	19
Repayments	(16)	(47)
Balance at December 31	$122	$117
The amounts presented exclude loans to Related Persons for credit card lines of $15,000 or less, overdraft lines of $5,000 or less and intercompany transactions between the Parent Company and FCB.
Unfunded loan commitments available to Related Persons were $2.7 million and $2.6 million as of December 31, 2021 and 2020, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2020, the Parent Company repurchased 45,000 shares of its outstanding Class A common stock from Ella Anna Holding, as trustee of her revocable trust. Mrs. Holding is the widow of the Parent Company’s former Executive Vice Chairman, Frank B. Holding, and the mother of Frank B. Holding, Jr. and Hope H. Bryant, BancShares’ Chairman and Chief Executive Officer and Vice Chairman, respectively. No shares were repurchased during the year ended December 31, 2021.
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
The following table presents the commitments to extend credit and unfunded commitments as of December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Unused commitments to extend credit	$13,011,154	$12,098,417
Standby letters of credit	116,648	129,819
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. Unfunded commitments to fund future investments in affordable housing projects totaled $43.4 million and $53.7 million as of December 31, 2021 and 2020, respectively, and were recorded within other liabilities.
The Parent Company and certain of its subsidiaries have been named as a defendant in legal actions arising from its normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed in merger transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE U
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$173,719	$49,716
Overnight investments	5,716	1,607
Investments in marketable equity securities	97,528	91,680
Investment securities available for sale	—	2,010
Investment in banking subsidiaries	4,987,350	4,621,676
Investment in other subsidiaries	3,237	3,241
Due from subsidiaries	—	786
Other assets	41,874	48,591
Total assets	$5,309,424	$4,819,307
Liabilities and Shareholders’ Equity
Subordinated debentures	$453,313	$452,350
Other borrowings	107,825	128,125
Due to subsidiaries	2,829	—
Other liabilities	8,216	9,564
Shareholders’ equity	4,737,241	4,229,268
Total liabilities and shareholders’ equity	$5,309,424	$4,819,307

Parent Company
Condensed Income Statements

	Year ended December 31
(Dollars in thousands)	2021	2020	2019
Interest and dividend income	$2,011	$3,952	$1,327
Interest expense	16,578	16,817	7,187
Net interest loss	(14,567)	(12,865)	(5,860)
Dividends from banking subsidiaries	173,091	229,685	149,819
Marketable equity securities gains, net	34,081	29,395	20,625
Other income	66	574	257
Other operating expense	11,275	13,168	9,497
Income before income tax benefit and equity in undistributed net income of subsidiaries	181,396	233,621	155,344
Income tax expense	2,089	879	892
Income before equity in undistributed net income of subsidiaries	179,307	232,742	154,452
Equity in undistributed net income of subsidiaries	368,152	258,981	302,919
Net income	547,459	491,723	457,371
Preferred stock dividends	18,544	14,062	—
Net income available to common shareholders	$528,915	$477,661	$457,371

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(Dollars in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$547,459	$491,723	$457,371
Adjustments
Undistributed net income of subsidiaries	(368,152)	(258,981)	(302,919)
Net amortization of premiums and discounts	963	824	119
Marketable equity securities gains, net	(34,081)	(29,395)	(20,625)
Realized gains on investment securities available for sale, net	—	—	(20)
Net change in due to/from subsidiaries	3,615	(2,456)	(2,185)
Change in other assets	6,722	(3,074)	(2,001)
Change in other liabilities	3,265	(694)	981
Net cash provided by operating activities	159,791	197,947	130,721
INVESTING ACTIVITIES
Net change in loans	—	—	100,000
Net change in overnight investments	(4,109)	940	2,162
Purchases of marketable equity securities	(1,563)	(333,140)	(26,166)
Proceeds from sales of marketable equity securities	29,796	352,835	56,749
Proceeds from sales, calls, and maturities of securities	2,000	1,000	3,477
Investment in subsidiaries	—	(422,500)	—
Net cash provided by (used in) investing activities	26,124	(400,865)	136,222
FINANCING ACTIVITIES
Net change in short-term borrowings	—	(40,277)	40,277
Repayment of long-term obligations	(20,300)	(33,300)	(3,575)
Origination of long-term obligations	—	—	165,000
Net proceeds from subordinated notes issuance	—	345,849	—
Net proceeds from preferred stock issuance	—	339,937	—
Repurchase of common stock	—	(333,755)	(453,123)
Cash dividends paid	(41,612)	(30,393)	(18,137)
Net cash provided by (used in) financing activities	(61,912)	248,061	(269,558)
Net change in cash	124,003	45,143	(2,615)
Cash balance at beginning of year	49,716	4,573	7,188
Cash balance at end of year	$173,719	$49,716	$4,573
CASH PAYMENTS FOR:
Interest	$16,579	$13,338	$7,187
Income taxes	810,116	106,618	78,345
NOTE V
OTHER ASSETS

The following table presents the primary components of other assets as of December 31, 2021 and 2020:

	December 31
(Dollars in thousands)	2021	2020
Income taxes receivable	$798,640	$66,465
Pension assets	289,030	157,902
Investment in low-income housing tax credits	156,588	163,866
Cash surrender value of life insurance	113,391	111,671
Right of use assets for operating leases, net of accumulated amortization	63,207	68,048
Federal Home Loan Bank stock	40,450	45,392
Prepaid expenses	37,660	40,489
Other	158,390	130,119
Total other assets	$1,657,356	$783,953

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE W
SUBSEQUENT EVENTS
On January 3, 2022, BancShares closed the CIT Merger pursuant to the Merger Agreement. The CIT Merger will be accounted for as a business combination. The assets and liabilities of CIT will be recorded at fair value. As discussed in Note B, Business Combinations, fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. Due to the timing of the CIT Merger, the fair value estimates of CIT’s assets and liabilities are not available to disclose in these Consolidated Financial Statements as of and for the year ended December 31, 2021.
Pursuant to the Merger Agreement, the Boards of Directors of the Parent Company and FCB now consist of 14 directors, (i) 11 of whom were legacy members of the Board of Directors of the Parent Company, and (ii) three of whom were selected from the former Board of Directors of CIT.
Common Stock Conversion
Pursuant to the Merger Agreement, each share of CIT common stock, par value $0.01 per share (“CIT Common Stock”), issued and outstanding, except for certain shares of CIT Common Stock owned by CIT or BancShares, was converted into the right to receive 0.062 shares (the “Exchange Ratio” and such shares, the “Merger Consideration”) of the Parent Company’s Class A Common Stock, par value $1.00 per share (“Class A Common Stock”), plus, cash in lieu of fractional shares of Class A Common Stock. The Parent Company issued approximately 6.1 million shares of its Class A Common Stock in connection with the consummation of the CIT Merger. The closing share price was $859.76 on the Nasdaq Global Select Market on January 3, 2022. There were approximately 8,800 fractional shares for which the Parent Company paid cash of approximately $7.2 million.

Preferred Stock Conversion
Pursuant to the terms of the Merger Agreement, each issued and outstanding share of fixed-to-floating rate non-cumulative perpetual preferred stock, series A, par value $0.01 per share, of CIT (“CIT Series A Preferred Stock”) and each issued and outstanding share of 5.625% non-cumulative perpetual preferred stock, series B, par value $0.01 per share, of CIT (“CIT Series B Preferred Stock”), converted into the right to receive one share of a newly created series of preferred stock, series B, of the Parent Company (“BancShares Series B Preferred Stock”) and one share of a newly created series of preferred stock, series C, of the Parent Company (“BancShares Series C Preferred Stock” and together with the BancShares Series B Preferred Stock, the “New BancShares Preferred Stock”), respectively, having such rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, that are not materially less favorable to the holders thereof than the rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, of the CIT Series A Preferred Stock and the CIT Series B Preferred Stock, respectively. The non-callable period for the New BancShares Preferred Stock was extended for five years to January 4, 2027. There are 325,000 shares of BancShares Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in a total liquidation preference of $325 million. There are 8 million shares of BancShares Series C Preferred Stock with a liquidation preference of $25 per share, resulting in a total liquidation preference of $200 million. The New BancShares Preferred Stock qualifies as Tier 1 capital.
Restricted Stock Conversion
Pursuant to the terms of the Merger Agreement, (i) each restricted stock unit (“RSU”) award or performance stock unit (“PSU”) award in respect of shares of CIT Common Stock, including any deferred RSU award (each, a “CIT Award”) outstanding, other than a CIT Director RSU Award (defined below), automatically converted into a RSU in respect of a number of shares of Class A Common Stock (a “BancShares Award”) equal to (a) the number of shares of CIT Common Stock subject to such CIT Award based on target level performance multiplied by (b) the Exchange Ratio, subject to the same terms and conditions applicable to the existing CIT Award (except, in the case of PSU awards, for any performance goals or metrics), and (ii) each RSU award in respect of shares of CIT Common Stock that (a) was outstanding and unvested, (b) was held by a member of the Board of Directors of CIT, (c) automatically vested upon close of the CIT Merger in accordance with its terms, and (d) was not subject to a deferral election (each, a “CIT Director RSU Award”) automatically converted into the right to receive the applicable Merger Consideration.
Updates to Operating Segments
As of December 31, 2021, BancShares managed its business and reported its financial results as a single segment. Due to the CIT Merger, BancShares will begin reporting multiple segments during the first quarter of 2022. BancShares plans to report

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financial results in three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. BancShares will also conform prior period comparisons to any new segment presentation. Based on the planned approach for segment disclosures to be implemented during the first quarter of 2022, the substantial majority of BancShares’ operations for historical periods prior to the CIT Merger will be reflected in the General Banking segment.
Assumption of Debt Securities
In connection with the CIT Merger, FCB assumed the following issued and outstanding series of CIT debt securities: (i) $1.25 billion 5.00% Senior Unsecured Notes due 2022 (the “2022 Notes”), (ii) $750 million 5.00% Senior Unsecured Notes due 2023 (the “2023 Notes”); (iii) $500 million 4.750% Senior Unsecured Notes due 2024 (the “2024 Notes”); (iv) $500 million 3.929% Senior Unsecured Fixed-to-Floating Rate Notes due 2024; (v) $500 million 5.250% Senior Unsecured Notes due 2025 (the “2025 Notes”); (vi) $550 million 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025; (vii) $500 million 6.00% Senior Notes due 2036; (viii) $400 million 6.125% Subordinated Notes due 2028; and (ix) $100 million 4.125% Fixed-to-Floating Rate Subordinated Notes due 2029.
Redemption of Assumed Senior Unsecured Notes
As part of its liability management to reduce higher debt costs, on January 24, 2022 BancShares announced FCB’s intention, and on February 24, 2022, completed, a redemption of approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger. Using excess cash from deposit growth, FCB redeemed all of the outstanding $1.1 billion aggregate principal amount of the 2022 Notes, $750 million aggregate principal amount of the 2023 Notes, $500.0 million aggregate principal amount of the 2024 Notes, and $500 million aggregate principal amount of the 2025 Notes.

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
There have been no changes in BancShares’ internal control over financial reporting during the fourth quarter of 2021 which have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.
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
BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares’ management believes, as of December 31, 2021, BancShares’ internal control over financial reporting is effective.
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
BancShares’ independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information
On February 22, 2022, the Parent Company filed Restated Certificates of Designation for the BancShares Series B Preferred Stock and BancShares Series C Preferred Stock. Copies of the Restated Certificates of Designation for the Series B Preferred Stock and the Series C Preferred Stock are attached hereto as Exhibits 3.3 and 3.4, respectively, and are incorporated in this Item 9B by reference.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Raleigh, NC, PCAOB Firm ID: 185.
Our predecessor independent registered public accounting firm was Dixon Hughes Goodman LLP, Raleigh, NC, PCAOB Firm ID No. 57.
The information required by this Item 14 is incorporated herein by reference from the “Proposal 3: Ratification of Appointment of Independent Accountants” section of the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

2.1
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 29, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A dated January 29, 2010 and filed June 9, 2010)

2.2
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 21, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 21, 2011)

2.3
Agreement and Plan of Merger, dated April 23, 2019, by and among First Citizens BancShares, Inc., First Citizens Bank & Trust Company, FC Merger Subsidiary VII, Inc., and Entegra Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated April 23, 2019)

2.4
Agreement and Plan of Merger, dated October 15, 2020, by and among CIT Group Inc., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, and FCB Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated October 20, 2020)

2.5
Amendment No. 1, dated September 30, 2021, to the Agreement and Plan of Merger dated October 15, 2020, by and among CIT Group Inc., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, and FCB Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2021)

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2014)
3.2
Certificate of Designation of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed on March 12, 2020)

3.3	Restated Certificate of Designation of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed herewith)
3.4	Restated Certificate of Designation of 5.625% Non-Cumulative Perpetual Preferred Stock, Series C (filed herewith)
3.5	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated July 28, 2015)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.3
Specimen of Registrant's 5.375% Non-Cumulative Perpetual Preferred Stock, Series A Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed on March 12, 2020)

4.4
Specimen of Registrant’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.2 to Amendment No. 1 of the Registrant's Form S-4 Registration Statement (333-250131) filed on December 21, 2020)

4.5
Specimen of Registrant’s 5.625% Non-Cumulative Perpetual Preferred Stock, Series C, Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 of the Registrant's Form S-4 Registration Statement (333-250131) filed on December 21, 2020)

4.6
Deposit Agreement, dated as of March 12, 2020, among Registrant, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-A, filed on March 12, 2020)

4.7	Form of Depositary Receipt (included as Exhibit A in Exhibit 4.6 hereto)
4.8	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
4.9	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request.
4.10	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.11
Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)

*10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K dated February 18, 2011)

*10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference to Exhibit 9.5 to the Registrant’s Form 8-K dated February 18, 2011)

*10.3
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.4
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.5
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Jeffery L. Ward (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2020)

*10.6
409A Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.7
Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First-Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.8
Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 25, 2022)

*10.9	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 2020)
*10.10	Form of Long-Term Incentive Plan Award Agreement (for awards beginning in 2022) (filed herewith)
*10.11	Nonqualified Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2021)
16	Copy of letter from Dixon Hughes Goodman LLP dated February 24, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K dated February 24, 2021)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm, Dixon Hughes Goodman LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2022

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 25, 2022.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 25, 2022

/s/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2022

/s/ ELLEN R. ALEMANY * Ellen R. Alemany	Director	February 25, 2022

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 25, 2022

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 25, 2022

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 25, 2022

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 25, 2022

/s/ MICHAEL A. CARPENTER * Michael A. Carpenter	Director	February 25, 2022

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 25, 2022

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 25, 2022

Signature	Title	Date

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 25, 2022

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 25, 2022

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 25, 2022

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 25, 2022

/s/ JOHN R. RYAN * John R. Ryan	Director	February 25, 2022

*
Craig L. Nix hereby signs this Annual Report on Form 10-K on February 25, 2022, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ CRAIG L. NIX
Craig L. Nix As Attorney-In-Fact