Form 10-Q
period 2022-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2022-05-10
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-16715

First Citizens BancShares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware			56-1528994
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4300 Six Forks Road	Raleigh	North Carolina	27609
(Address of principle executive offices)			(Zip code)

		(919)	716-7000
(Registrant’s telephone number, including area code)
____________________________________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $1	FCNCA	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A	FCNCP	Nasdaq Global Select Market
5.625% Non-Cumulative Perpetual Preferred Stock, Series C	FCNCO	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Class B Common Stock, Par Value $1
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock— 14,996,414 shares
Class B Common Stock— 1,005,185 shares
(Number of shares outstanding, by class, as of April 30, 2022)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of certain abbreviations and acronyms we use throughout this document. You may find it helpful to refer back to this table. We also include a Glossary of Key Terms in Part 1, Item 2. Management’s Discussion and Analysis.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LOCOM	Lower of the Cost or Market Value
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis
BHC	Bank Holding Company	MSRs	Mortgage Servicing Rights
BOLI	Bank Owned Life Insurance	NCCOB	North Carolina Commissioner of Banks
bps	Basis point(s); 1bp=0.01%	NII	Net Interest Income
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act	NII Sensitivity	Net Interest Income Sensitivity
CAB	Community Association Banking	NIM	Net Interest Margin
CECL	Current Expected Credit Losses	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	PAA	Purchase Accounting Adjustments
DTAs	Deferred Tax Assets	PB	Primary Beneficiary
ETR	Effective Tax Rate	PCA	Prompt corrective action
EVE Sensitivity	Economic Value of Equity Sensitivity	PCD	Purchased Credit Deteriorated
FASB	Financial Accounting Standards Board	PD	Probability of Obligor Default
FCB	First-Citizens Bank & Trust Company	RMG	Risk Management Group
FDIC	Federal Deposit Insurance Corporation	ROU	Right of Use
FHA	Federal Housing Administration	RSU	Restricted Stock Unit
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FRB	Federal Reserve System	SBA-PPP	Small Business Administration Paycheck Protection Plan
GAAP	Accounting Principles Generally Accepted in the U.S.	SOFR	Secured Overnight Financing Rate
GDP	Gross Domestic Product	TDRs	Troubled Debt Restructuring
HAMP	Home Affordable Modification Program	UPB	Unpaid Principal Balance
HOA	Home Owner’s Association	VA	Veteran’s Administration
HQSL	High Quality Liquid Securities	VIE	Variable Interest Entity
IRC	Internal Revenue Code

PART I

Item 1. Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$523	$338
Interest-earning deposits at banks	9,285	9,115
Investments in marketable equity securities (cost of $73 million at March 31, 2022 and $73 million at December 31, 2021)	100	98
Investment securities available for sale (cost of $9,726 million at March 31, 2022 and $9,215 million at December 31, 2021)	9,295	9,203
Investment securities held to maturity (fair value of $9,457 million at March 31, 2022 and $3,759 million at December 31, 2021)	10,074	3,809
Assets held for sale	83	99
Loans and leases	65,524	32,372
Allowance for credit losses	(848)	(178)
Loans and leases, net of allowance for credit losses	$64,676	$32,194
Operating lease equipment, net	7,972	—
Premises and equipment	1,431	1,233
Bank owned life insurance	1,326	116
Goodwill	346	346
Other intangible assets	156	19
Other assets	3,330	1,739
Total assets	$108,597	$58,309
Liabilities
Deposits:
Non-interest-bearing	$25,898	$21,405
Interest-bearing	65,699	30,001
Total deposits	$91,597	$51,406
Credit balances of factoring clients	1,150	—
Securities sold under customer repurchase agreements	616	589
Federal Home Loan Bank borrowings	639	645
Senior unsecured borrowings	895	—
Subordinated debt	1,058	478
Other borrowings	84	72
Other liabilities	1,988	381
Total liabilities	$98,027	$53,571
Stockholders’ equity
Preferred stock - $0.01 par value (10,000,000 shares authorized at March 31, 2022 and December 31, 2021)	$881	$340
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 14,996,325 and 8,811,220 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	15	9
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2022 and December 31, 2021)	1	1
Additional paid in capital	5,344	—
Retained earnings	4,634	4,378
Accumulated other comprehensive (loss) income	(305)	10
Total stockholders’ equity	$10,570	$4,738
Total liabilities and stockholders’ equity	$108,597	$58,309
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
dollars in millions, except share and per share data	2022	2021
Interest income
Interest and fees on loans	$621	$323
Interest on investment securities	83	30
Other interest and dividends	6	2
Total interest income	$710	$355
Interest expense
Deposits	39	9
Borrowings	22	6
Total interest expense	$61	$15
Net interest income	649	340
Provision (benefit) for credit losses	464	(11)
Net interest income after provision for credit losses	$185	$351
Noninterest income
Rental income on operating leases	208	—
Fee income and other revenue	33	9
Wealth management services	35	32
Gains on leasing equipment, net	6	—
Service charges on deposit accounts	28	22
Factoring commissions	27	—
Cardholder services, net	25	20
Merchant services, net	10	9
Realized gains on investment securities available for sale, net	—	9
Marketable equity securities gains, net	3	16
Gain on acquisition	431	—
Gain on extinguishment of debt	6	—
Other noninterest income	38	20
Total noninterest income	$850	$137
Noninterest expense
Depreciation on operating lease equipment	81	—
Maintenance and other operating lease expenses	43	—
Salaries and benefits	352	184
Net occupancy expense	49	30
Equipment expense	52	30
Third-party processing fees	24	14
FDIC insurance expense	12	3
Merger-related expenses	135	7
Intangible asset amortization	6	3
Other noninterest expense	56	26
Total noninterest expense	$810	$297
Income before income taxes	225	191
Income tax (benefit) expense	(46)	44
Net income	$271	$147
Preferred stock dividends	7	4
Net income available to common stockholders	$264	$143
Earnings per common share
Basic	$16.70	$14.53
Diluted	$16.70	$14.53
Weighted average common shares outstanding
Basic	15,779,153	9,816,405
Diluted	15,779,153	9,816,405
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
dollars in millions	2022	2021
Net income	$271	$147
Other comprehensive income (loss), net of tax
Net unrealized losses on securities available for sale	(317)	(51)
Net change in pension obligations	2	5
Other comprehensive loss, net of tax	$(315)	$(46)
Total comprehensive (loss) income	$(44)	$101
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	$340	$9	$1	$—	$4,378	$10	$4,738
Net income	—	—	—	—	271	—	271
Other comprehensive loss, net of tax	—	—	—	—	—	(315)	(315)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—		—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	71	—	—	71
Cash dividends declared ($0.47 per common share)
Class A common stock	—	—	—	—	(7)	—	(7)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared:
Series A ($13.44 per share)	—	—	—	—	(5)	—	(5)
Series C ($0.35 per share)	—	—	—	—	(3)	—	(3)
Balance at March 31, 2022	$881	$15	$1	$5,344	$4,634	$(305)	$10,570

Balance at December 31, 2020	$340	$9	$1	$—	$3,867	$12	$4,229
Net income	—	—	—	—	147	—	147
Other comprehensive loss, net of tax	—	—	—	—	—	(46)	(46)
Cash dividends declared ($0.47 per common share)
Class A common stock	—	—	—	—	(4)	—	(4)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(5)	—	(5)
Balance at March 31, 2021	$340	$9	$1	$—	$4,005	$(34)	$4,321
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
dollars in millions	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$271	$147
Adjustments to reconcile net income to cash provided by operating activities:
Provision (benefit) for credit losses	464	(11)
Deferred tax (benefit) expense	(61)	9
Depreciation, amortization, and accretion, net	126	34
Stock based compensation expense	12	—
Realized gains on investment securities available for sale, net	—	(9)
Marketable equity securities gains, net	(3)	(16)
Net gain on sales of loans	(8)	(9)
Gain on sales of premises and equipment	(1)	—
Net gains on other real estate owned	(2)	(1)
Gain on acquisition	(431)	—
Gain on extinguishment of debt	(6)	—
Net change in assets held for sale	(183)	(15)
Net change in other assets	365	42
Net change in other liabilities	66	(38)
Other operating activities	(209)	(7)
Net cash provided by operating activities	$400	$126
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	$(295)	$(404)
Purchases of investment securities available for sale	(810)	(1,738)
Purchases of investment securities held to maturity	—	(207)
Proceeds from maturities of investment securities available for sale	330	1,079
Proceeds from maturities of investment securities held to maturity	283	206
Proceeds from sales of investment securities available for sale	—	352
Proceeds from sales of marketable equity securities	—	1
Net decrease (increase) in interest earning deposits at banks	2,705	(3,241)
Net change in securities purchased under resale agreements	—	—
Proceeds from sales of other real estate owned	11	10
Proceeds from sales of loans	260	—
Proceeds from sales of premises and equipment	19	1
Purchases of premises and equipment	(241)	(25)
Acquisition, net of cash acquired	134	—
Other investing activities	(14)	(24)
Net cash (used in) provided by investing activities	$2,382	$(3,990)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	$(833)	$(159)
Net change in demand and other interest-bearing deposits	1,275	4,059
Net increase in short-term borrowings	27	39
Repayment of long-term borrowings	(3,031)	(18)
Proceeds from issuance of long-term borrowings	1	—
Cash dividends paid	(14)	(9)
Other financing activities	(22)	—
Net cash (used in) provided by financing activities	$(2,597)	$3,912
Change in cash and due from banks	185	48
Cash and due from banks at beginning of period	338	362
Cash and due from banks at end of period	$523	$410

	Three Months Ended March 31,
dollars in millions	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$122	$20
Income taxes	(1)	—
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	1	2
Transfers of premises and equipment to other real estate	4	5
Dividends declared but not paid	1	5
Transfer of assets from held for investment to held for sale	22	44
Transfer of assets from held for sale to held for investment	1	—
Loans held for sale exchanged for investment securities	38	64
Commitments extended during the period on affordable housing investment credits	—	4
Issuance of common stock as consideration for acquisition	5,279	—
Issuance of common stock for stock based compensation	71	—
Issuance of preferred stock as consideration for acquisition	541	—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements
NOTE 1 — ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or “the Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate over 600 branches and serve 22 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States (the “U.S.”).

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in BancShares’ Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

The consolidated financial statements of BancShares include the accounts of BancShares and its subsidiaries, certain partnership interests and variable interest entities (“VIEs”) where BancShares is the primary beneficiary (“PB”), if applicable. Assets held in agency or fiduciary capacity are not included in the consolidated financial statements.

Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions impacting the amounts reported. Actual results could differ from those estimates. BancShares considers the allowance for credit losses (“ACL”) to be a significant estimate.

Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method, acquired assets and assumed liabilities are included with the acquirer’s accounts at their estimated fair value as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as either finite lived intangibles or capitalized as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a gain on acquisition is recognized. Acquisition-related and restructuring costs are recognized as period expenses as incurred.

On January 3, 2022, BancShares completed its previously announced merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “Merger Agreement”). Results as of and for the three months ended March 31, 2022 include activity of the combined entity. See Note 2 — Business Combinations, for additional information.

ACCOUNTING POLICIES

Significant accounting policies are described in the 2021 Form 10-K. We have further described relevant updates to the significant accounting policies presented below.

Reportable Segments
As of December 31, 2021, BancShares managed its business and reported its financial results as a single segment. BancShares began reporting multiple segments during the first quarter of 2022. BancShares now has three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. BancShares conformed the comparative prior periods presented to reflect the new segments. The substantial majority of BancShares’ operations for historical periods prior to completion of the CIT Merger are included in the General Banking segment. The Commercial Banking and Rail segments primarily relate to operations acquired in the CIT Merger. Reportable segments are discussed further in Note 22 — Business Segment Information.

Loans and Leases
Loan Classes
We re-evaluated our loan classes to reflect the characteristics of BancShares’ portfolio. The changes to the loan classes primarily include: (i) reclassifying Small Business Administration Paycheck Protection Program (“SBA-PPP”) loans into the commercial and industrial class, (ii) identifying a separate loan class for leases, and (iii) purchased credit deteriorated loans (“PCD”) are no longer a separate loan class. The following represent our classes of loans as of March 31, 2022. Prior period disclosures have been conformed to the current presentation.

Commercial Loans and Leases
Commercial Construction - Commercial construction consists of loans to finance land for commercial development of real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.

Owner Occupied Commercial Mortgage - Owner occupied commercial mortgage consists of loans to purchase or refinance owner occupied nonresidential properties. This includes office buildings, other commercial facilities and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

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

Commercial and Industrial - Commercial and industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and business credit cards. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

We provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). The most prevalent risk in factoring transactions is customer credit risk, which relates to the financial inability of a customer to pay undisputed factored trade accounts receivable.

Leases – Leases consists of finance lease arrangements for technology and office equipment and large and small industrial, medical, and transportation equipment.

Consumer Loans
Residential Mortgage - Consumer mortgage consists of loans to purchase, construct, or refinance the borrower’s primary dwelling, secondary residence or vacation home and are often secured by 1-4 family residential properties or undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral. Delays in construction and development projects can cause cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

Revolving Mortgage - Revolving mortgage consists of home equity lines of credit and other lines of credit or loans secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured.

Consumer Auto - Consumer auto loans consist of installment loans to finance purchases of vehicles. These loans include direct auto loans originated in bank branches, as well as indirect auto loans originated through agreements with auto dealerships. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

Consumer Other - Other consumer loans consist of loans to finance unsecured home improvements, student loans, and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

Assets Held for Sale
Assets held for sale primarily consist of residential mortgage loans held for sale of $65 million carried at fair value and commercial loans held for sale of $16 million carried at the lower of the cost or fair market value less disposal costs (“LOCOM”).

Goodwill
BancShares applied the acquisition method of accounting for the CIT Merger. The fair value of the net assets acquired exceeded the purchase price. Consequently, there was a gain on acquisition (and no goodwill) related to the CIT Merger as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at March 31, 2022 and December 31, 2021. The entire balance of goodwill relates to business combinations that BancShares completed prior to the CIT Merger. All of the goodwill relates to the General Banking reporting unit. There was no goodwill impairment during the first quarter of 2022. Goodwill and other intangibles are discussed further in Note 7 – Goodwill and Other Intangibles.

Derivative Financial Instruments
BancShares did not have any significant derivative financial instruments prior to completion of the CIT Merger. BancShares has derivative financial instruments at March 31, 2022 as further described in Note 13 — Derivative Financial Instruments. BancShares manages economic risk and exposure to interest rate and foreign currency risk through derivative transactions in over-the-counter markets with other financial institutions. BancShares also offers derivative products to its customers in order for them to manage their interest rate and currency risks. BancShares does not enter into derivative financial instruments for speculative purposes.

Derivatives utilized by BancShares may include swaps, forward settlement contracts and options contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that gives the buyer the right, but not the obligation, to buy or sell an underlying asset from or to another party at a predetermined price or rate over a specific period of time.

BancShares documents, at inception, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, BancShares designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances. BancShares does not have any qualifying fair value, cash flow or net investment hedges as of March 31, 2022.

BancShares provides interest rate derivative contracts to support the business requirements of its customers (“customer-related positions”). The derivative contracts include interest rate swap agreements and interest rate cap and floor agreements wherein BancShares acts as a seller of these derivative contracts to its customers. To mitigate the market risk associated with these customer derivatives, BancShares enters into similar offsetting positions with broker-dealers.

BancShares has both bought and sold credit protection in the form of participations in interest rate swaps (risk participations). These risk participations were entered into in the ordinary course of business to facilitate customer credit needs. Swap participations where BancShares has sold credit protection have maturities ranging between 2022 and 2040 and may require BancShares to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

BancShares uses foreign currency forward contracts, interest rate swaps, and options to hedge interest rate and foreign currency risks arising from its asset and liability mix. These are treated as economic hedges.

All derivative instruments are recorded at their respective fair value. BancShares does not offset derivative assets and liabilities and cash collateral under master netting agreements and reports all derivatives on a gross basis in the Consolidated Balance Sheets. Nonqualifying hedges are presented in the Consolidated Balance Sheets in other assets or other liabilities, but with their resulting gains or losses recognized in other noninterest income. For non-qualifying derivatives with periodic interest settlements, BancShares reports such settlements with other changes in fair value in other noninterest income.

Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Valuations of derivative assets and liabilities reflect the value of the instrument including BancShares’ and the counterparty’s credit risk.

BancShares is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative agreement. Losses related to credit risk are reflected in other noninterest income. BancShares manages this credit risk by requiring that all derivative transactions entered into as hedges be conducted with counterparties rated investment grade at the initial transaction by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty. In addition, pursuant to the terms of the Credit Support Annexes between BancShares and its counterparties, BancShares may be required to post collateral or may be entitled to receive collateral in the form of cash or highly liquid securities depending on the valuation of the derivative instruments as measured on a daily basis. Derivatives are discussed further in Note 13 — Derivative Financial Instruments.

Bank-Owned Life Insurance (“BOLI”)
Banks can purchase life insurance policies on the lives of certain officers and employees and are the owner and beneficiary of the policies. These policies, known as BOLI, offset the cost of providing employee benefits. BancShares had BOLI of $1.3 billion and $116 million at March 31, 2022 and December 31, 2021, respectively. BancShares acquired BOLI of $1.2 billion in the CIT Merger. BancShares records BOLI as a separate line item in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded as other noninterest income in the Consolidated Statements of Income.

Impairment of Operating Lease Equipment
BancShares did not have significant amounts of equipment related to operating leases prior to completion of the CIT Merger. BancShares has operating lease equipment of approximately $8.0 billion, primarily related to the Rail segment, at March 31, 2022. A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of long-lived assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If a long-lived asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the long-lived asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value is below the projected book value at the end of the depreciable life. Assets to be disposed of are included in assets held for sale in the Consolidated Balance Sheets and are reported at LOCOM.

Stock-Based Compensation
BancShares did not have stock-based compensation awards prior to completion of the CIT Merger. Certain CIT employees received grants of restricted stock unit awards (“CIT RSUs”) or performance stock unit awards (“CIT PSUs”). Upon completion of the CIT Merger and pursuant to the terms of the Merger Agreement, (i) the CIT RSUs and PSUs converted into “BancShares RSUs” based on the 0.062 exchange ratio (the “Exchange Ratio”) and (ii) the BancShares RSUs became subject to the same terms and conditions (including vesting terms, payment timing and rights to receive dividend equivalents) applicable to the CIT RSUs and CIT PSUs, except that vesting for the converted CIT PSUs was no longer subject to any performance goals or metrics. Upon completion of the CIT Merger, the fair value of the BancShares RSUs was determined based on the closing share price of the Parent Company’s Class A Common Stock (the “Class A Common Stock”) on January 3, 2022. The fair value of the BancShares RSUs is (i) included in the purchase price consideration for the portion related to employee services provided prior to completion of the CIT Merger and (ii) recognized in expenses for the portion related to employee services to be provided after completion of the CIT Merger. For “graded vesting” awards, each vesting tranche of the award is amortized separately as if each were a separate award. For “cliff vesting” awards, compensation expense is recognized over the requisite service period. BancShares recognizes the effect of forfeitures in compensation expense when they occur. In the event of involuntary termination of employees after the Merger Date, vesting occurs on the employee termination date for BancShares RSUs subject to change in control provisions. Expenses related to stock-based compensation are included in merger-related expenses in the Consolidated Statements of Income. Stock-based compensation is discussed further in Note 21— Employee Benefit Plans.

Members of the CIT Board of Directors had RSU awards, stock settled annual awards, and deferred stock-settled annual awards (collectively, the “CIT Director Equity Awards”), which vested immediately upon the completion of the CIT Merger. The fair value of the CIT Director Equity Awards was determined based on the Exchange Ratio and the closing share price of the Class A Stock on January 3, 2022 and was included in the purchase price consideration as discussed further in Note 2 — Business Combinations.

Per Share Data
Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of BancShares’ Class A and Class B common shares outstanding during each period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities. BancShares’ potential dilutive instruments primarily include unvested RSUs assumed in the CIT Merger. The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the diluted earnings per common share computation as the result would have an anti-dilutive effect. BancShares had no potential dilutive common shares outstanding prior to the CIT Merger and did not report diluted earnings per common share for prior periods.

Defined Benefit Pension Plans and Other Postretirement Benefits
As disclosed in the 2021 Form 10-K, BancShares has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with the practices and regulations in the related countries. In conjunction with the CIT Merger, BancShares assumed the funded and unfunded noncontributory defined benefit pension and postretirement plans of CIT. See Note 21 — Employee Benefit Plans, for disclosures related to the plans.

Revenue Recognition and Noninterest Income
Descriptions of significant noninterest revenue-generating activities new to BancShares due to the CIT Merger are as follows:

Rental income on operating leases is recognized on a straight-line basis over the lease term for lease contract fixed payments and is included in noninterest income. Rental income also includes variable lease income which is recognized as earned. The accrual of rental income on operating leases is suspended when the collection of substantially all rental payments is no longer probable and rental income for such leases is recognized when cash payments are received. In the period we conclude that collection of rental payments is no longer probable, accrued but uncollected rental revenue, is reversed against rental income.

Factoring commissions, which are earned in the Commercial Banking segment, are driven by factoring volumes, principally in the retail sectors. We provide factoring to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). Factoring commissions are charged as a percentage of the invoice amount of the receivables assigned to BancShares. The volume of factoring activity and the commission rates charged impact factoring commission income earned. Factoring commissions are deferred and recognized as income over time based on the underlying terms of the assigned receivables.

Gains on leasing equipment are recognized upon completion of sale (sale closing) and transfer of title. The gain is determined based on sales price less book carrying value (net of accumulated depreciation).

BOLI income reflects income earned on changes in the cash surrender value of the BOLI.

Other Newly Adopted Accounting Standards
The following pronouncements or Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) and adopted by BancShares as of January 1, 2022:

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity - Issued August 2020

The amendments in this ASU reduce the number of models used to account for convertible instruments, amend diluted earnings per share calculations for convertible instruments, amend the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity, and expand disclosure requirements for convertible instruments. The adoption of this ASU did not have a material impact on BancShares’ consolidated financial statements and disclosures as BancShares does not have any convertible instruments within the scope of this ASU.

ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options - Issued May 2021

The amendments in this ASU clarifies an issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU requires that such modifications or exchanges be treated as an exchange of the original instrument for a new instrument. An issuer should measure the effect of such modifications or exchanges based on analysis of the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification or exchange. Recognition of a modification or an exchange of a freestanding equity-classified written call option is then based upon the substance of the transaction. The adoption of this ASU did not have a material impact on BancShares’ consolidated financial statements and disclosures as BancShares currently does not have any freestanding equity-classified written call options within the scope of this ASU.

ASU 2021-05, Leases, (Topic 842), Lessors - Certain Leases with Variable Lease Payments - Issued July 2021

The amendments in this ASU improve lessor accounting for certain leases with variable lease payments so that lessors are no longer required to recognize a day-one selling loss upon lease commencement when specified criteria are met. Specifically, this ASU requires a lessor to classify a lease with variable payments that do not depend on a reference index or a rate as an operating lease if classifying the lease as a sales-type lease or a direct financing lease would result in the recognition of a day-one selling loss at lease commencement. A day-one selling loss is not recognized under operating lease accounting. The adoption of this ASU did not have a material impact on BancShares’ consolidated financial statements and disclosures as BancShares has not originated finance leases which required a day-one selling loss at lease commencement.

NOTE 2 — BUSINESS COMBINATIONS

CIT Group Inc.
BancShares completed the CIT Merger on January 3, 2022 (the “Merger Date”). Pursuant to the Merger Agreement, each share of CIT common stock, par value $0.01 per share (“CIT Common Stock”), issued and outstanding, except for certain shares of CIT Common Stock owned by CIT or BancShares, was converted into the right to receive 0.062 shares of Class A Common Stock, par value $1.00 per share, plus, cash in lieu of fractional shares of Class A Common Stock. The Parent Company issued approximately 6.1 million shares of its Class A Common Stock in connection with the consummation of the CIT Merger. The closing share price of Class A Common Stock on the Nasdaq Global Select Market was $859.76 on January 3, 2022. The purchase price consideration related to the issuance of Class A Common Stock was $5.3 billion. There were approximately 8,800 fractional shares for which the Parent Company paid cash of $7 million.

Pursuant to the terms of the Merger Agreement, each issued and outstanding share of fixed-to-floating rate non-cumulative perpetual preferred stock, series A, par value $0.01 per share, of CIT (“CIT Series A Preferred Stock”) and each issued and outstanding share of 5.625% non-cumulative perpetual preferred stock, series B, par value $0.01 per share, of CIT (“CIT Series B Preferred Stock” and together with CIT Series A Preferred Stock, “CIT Preferred Stock”), converted into the right to receive one share of a newly created series of preferred stock, series B, of the Parent Company (“BancShares Series B Preferred Stock”) and one share of a newly created series of preferred stock, series C, of the Parent Company (“BancShares Series C Preferred Stock” and together with the BancShares Series B Preferred Stock, the “New BancShares Preferred Stock”), respectively, having such rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, that are not materially less favorable to the holders thereof than the rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, of the CIT Series A Preferred Stock and the CIT Series B Preferred Stock, respectively. The non-callable period for the New BancShares Preferred Stock is January 4, 2027, which is five years from the original issuance date of the New BancShares Preferred Stock. There are 325,000 shares of BancShares Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in a total liquidation preference of $325 million. There are 8 million shares of BancShares Series C Preferred Stock with a liquidation preference of $25 per share, resulting in a total liquidation preference of $200 million. The New BancShares Preferred Stock qualifies as Tier 1 capital. The purchase price consideration related to the fair value of the New BancShares Preferred Stock was $541 million.

CIT RSUs and PSUs converted to BancShares RSUs and CIT Director Awards and immediately vested upon completion of the CIT Merger as further described in the “Stock-Based Compensation” discussion in Note 1 — Accounting Policies and Basis of Presentation. The aggregate purchase price consideration related to these compensation awards was $81 million.

The CIT Merger has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values based on initial valuations as of January 3, 2022. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the merger and other future events that are highly subjective in nature and may require adjustments.

As of March 31, 2022, the fair value measurements remain preliminary due to the timing of the Merger Date and BancShares’ Quarterly Report on Form 10-Q. While BancShares believes that the information available on January 3, 2022 provided a reasonable basis for estimating fair value, BancShares continues to review information relating to events or circumstances existing at the Merger Date. Purchase accounting could change until management finalizes its analysis of the acquired assets and assumed liabilities, up to one year from the Merger Date. Management anticipates that this review could result in adjustments to the Merger Date valuation amounts presented herein.

The following table provides a preliminary purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the Merger Date:

Purchase Price Consideration and Net Assets Acquired

dollars in millions, except shares issued and price per share	Purchase Price Allocation
Common share consideration
Shares of Class A Common Stock issued	6,140,010
Price per share on January 3, 2022	$859.76
Consideration for common stock	5,279
Fair value consideration for preferred stock	541
Consideration for stock-based compensation	81
Cash in lieu of fractional shares and other consideration paid	51
Purchase price consideration	$5,952
Assets
Cash and interest-earning deposits at banks	3,060
Investment securities	6,561
Assets held for sale	59
Loans and leases	32,714
Operating lease equipment	7,838
Bank-owned life insurance	1,202
Intangible assets	143
Other assets	2,198
Total assets acquired	$53,775
Liabilities
Deposits	39,428
Borrowings	4,536
Credit balances of factoring clients	1,534
Other liabilities	1,894
Total liabilities assumed	$47,392
Fair value of net assets acquired	6,383
Preliminary gain on acquisition	$431

BancShares recorded a preliminary gain on acquisition of $431 million in noninterest income, representing the excess of the fair value of net assets acquired over the purchase price. The preliminary gain on acquisition is not taxable.

The following is a description of the methods used to determine the estimated fair values of significant assets acquired and liabilities assumed as presented above.

Cash and interest-bearing deposits
For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value.

Investment securities
Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flows methodologies.
Loans held for sale and portfolio loans
Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, amortization status and current discount rate. Selected larger, impaired loans were specifically reviewed to evaluate credit risk. Loans with similar risk characteristics were pooled together when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and required rates of return for market participants to purchase similar assets, including adjustments for liquidity and credit quality when necessary.

Purchased loans and leases which reflect a more than insignificant credit deterioration since origination as of the date of acquisition are classified as PCD loans and leases. PCD loans and leases are recorded at acquisition-date amortized cost, which is the purchase price or fair value in a business combination, plus BancShares' initial ACL which results in a gross up of the loan balance (the “PCD Gross-Up”). The difference between the unpaid principal balance (“UPB”) and the acquisition date amortized cost resulting from the PCD Gross-Up is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.
Non-Purchased Credit Deteriorated (“Non-PCD”) loans and leases consist of loans that do not reflect more than insignificant credit deterioration since origination at acquisition.

The following table presents the UPB and fair value of the loans and leases acquired by BancShares in the CIT Merger. The UPB for PCD loans and leases includes the PCD Gross-Up of $284 million as discussed further in Note 4 — Loans and Leases.

Loans Acquired

	Loans and Leases
dollars in millions	UPB	Fair Value

Non-PCD loans and leases	$29,542	$29,481
PCD loans and leases	3,562	3,233
Total loans and leases	$33,104	$32,714

Operating Lease Equipment
Operating lease equipment were comprised of two sub-groups: rail and non-rail equipment. Fair values for both were based on the cost approach where market values were not available. The sales approach was used to value rail assets where market information was available, or when replacement cost less depreciation was lower than the current market value. An intangible liability was recorded for net above and below market lease contracts, for which fair value was estimated using the income approach and contemplated market lease rates and other key inputs.

A discount was recorded for net operating lease equipment, which includes railcars and locomotives and other equipment, to reduce it to fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the equipment on a straight line basis. These adjustments (net) will be amortized, thereby increasing rental income (a component of noninterest income) over the remaining lives of the lease agreements on a straight line basis.

Bank Owned Life Insurance
The fair values of BOLI policies were determined by the policy administrator and calculated based on the net present value of investment cash flows. Expected premium payments, death benefits and expected mortality were considered in the net present value calculation. Based upon the administrator’s analysis and management’s review of the analysis, fair value was determined to equate to book value as of the merger date.

Intangible assets
The following table presents the intangible asset recorded in conjunction with the CIT Merger related to the valuation of core deposits:

Intangible Assets

dollars in millions	Fair Value	Estimated Useful Life	Amortization Method
Core deposit intangibles	$143	10 years	Straight-line
Certain core deposits were acquired as part of the CIT Merger, which provide an additional source of funds for BancShares. The core deposit intangibles represent the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the income approach, after-tax cost savings method. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to Note 7 — Goodwill and Other Intangibles for further discussion.

Other assets
The following table details other assets acquired:

Other Assets

dollars in millions	Fair Value
Low-income housing tax credit and other equity method investments	$777
Right of use assets	327
Premises and equipment	230
Fair value of derivative financial instruments	209
Counterparty receivables	133
Other	522
Total other assets	$2,198
The fair values of the tax credit investments considered the ongoing equity installments that are regularly allocated to each of the underlying tax credit funds comprising the low income housing tax credits investments, along with changes to projected tax benefits and the impact this has on future capital contributions, and an appropriately determined discount rate. The fair value of the investments in unconsolidated entities was valued using the income approach.

The right of use asset associated with real estate operating leases were measured at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. The lease liability was measured at the present value of the remaining lease payments, as if the acquired lease were a new lease of the acquirer at the acquisition date and using BancShares incremental borrowing rate. The lease term was determined for individual leases based on management’s assessment of the probability of exercising the existing renewal, termination and/or purchase option.

Fair values for property, including leasehold improvements, furniture and fixtures, computer software and other digital equipment were determined using the cost approach. Certain tangible assets, that are expected to be sold in the short term were reported at net book, while real estate property such as land and buildings was valued using the sales comparison approach, where sales of comparable properties are adjusted for differences to estimate the value of each subject property.

The fair values of the derivative financial instruments, as well as counterparty receivables, were valued using prices of financial instruments with similar characteristics and observable inputs.

Deposits
The fair values for time deposits were estimated using a discounted cash flow analysis whereby the contractual remaining cash flows were discounted using market rates currently being offered for time deposits of similar maturities. For transactional deposits, carrying amounts approximate fair value.

Borrowings
In connection with the CIT Merger, BancShares assumed the outstanding borrowings of CIT. The fair values of borrowing were estimated based on readily observable prices using reliable market sources.

Credit balances of Factoring Clients
Credit balance amounts represent short-term payables that are tied to the factoring receivables. Due to the short-term nature of these payables and given that amounts are settled at book value, it was determined that the carrying value is equivalent to fair value.

Other Liabilities
Other liabilities include items such as accounts payable and accrued liabilities, lease liabilities, current and deferred taxes, commitments to fund tax credit investments and other miscellaneous liabilities. The fair value of lease liabilities was measured using the present value of remaining lease payments, using BancShares’ discount rate at the merger date. The fair value of the remaining liabilities was determined to approximate book value. For all accrued liabilities and accounts payable, it was determined that the carrying value equals book value.

Unaudited Pro Forma Information
The amount of interest income, noninterest income and net income of $351 million, $297 million and $330 million, respectively, attributable to the acquisition of CIT were included in BancShares’ Consolidated Statement of Income for the three months ended March 31, 2022. CIT’s interest income, noninterest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three months ended March 31, 2022 and 2021 as if CIT had been acquired on January 1, 2021. The unaudited estimated pro forma information combines the historical results of CIT with the BancShares’ consolidated historical results and includes certain adjustments for the respective periods. The following key adjustments were made to reflect the pro forma results as if the CIT Merger was completed on January 1, 2021: (i) provision for credit losses of $513 million related to the Non-PCD loans and leases and unfunded commitments; (ii) merger and integration costs of $135 million; (iii) estimated purchase accounting adjustment (“PAA”) accretion and amortization related to fair value adjustments and intangibles associated with the CIT Merger; and (iv) $431 million preliminary gain on acquisition. BancShares expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information should not be relied upon as being indicative of the historical results of operations that would have occurred had the acquisition taken place on January 1, 2021. Actual results may differ from the unaudited pro forma information presented below and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated BancShares

	Three months ended March 31,
dollars in millions	2022	2021
Interest income	$710	$726
Noninterest income	418	1,001
Net income	335	417

NOTE 3 — INVESTMENT SECURITIES

The following tables as of March 31, 2022 include the investment security balances acquired in the CIT Merger, which were recorded at fair value on the acquisition date. The amortized cost and fair value of investment securities at March 31, 2022 and December 31, 2021, were as follows:

Amortized Cost and Fair Value - Debt Securities

	March 31, 2022
dollars in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment securities available for sale
U.S. Treasury	$2,014	$—	$(83)	$1,931
Government agency	206	1	(1)	206
Residential mortgage-backed securities	5,340	—	(288)	5,052
Commercial mortgage-backed securities	1,584	2	(66)	1,520
Corporate bonds	582	8	(4)	586
Total investment securities available for sale	$9,726	$11	$(442)	$9,295
Investment in marketable equity securities	$73	$27	$—	$100
Investment securities held to maturity
U.S. Treasury	$471	$—	$(24)	$447
Government agency	1,541	—	(78)	1,463
Residential mortgage-backed securities	4,776	—	(315)	4,461
Commercial mortgage-backed securities	2,988	—	(183)	2,805
Supranational securities	294	—	(17)	277
Other	4	—	—	4
Total investment securities held to maturity	$10,074	$—	$(617)	$9,457
Total investment securities	$19,873	$38	$(1,059)	$18,852

	December 31, 2021
dollars in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Investment securities available for sale
U.S. Treasury	$2,007	$—	$(2)	$2,005
Government agency	221	1	(1)	221
Residential mortgage-backed securities	4,757	8	(36)	4,729
Commercial mortgage-backed securities	1,648	9	(17)	1,640
Corporate bonds	582	27	(1)	608
State, county and municipal	—	—	—	—
Total investment securities available for sale	$9,215	$45	$(57)	$9,203
Investment in marketable equity securities	$73	$25	$—	$98
Investment securities held to maturity
Residential mortgage-backed securities	$2,322	$6	$(22)	$2,306
Commercial mortgage-backed securities	1,485	—	(34)	1,451
Other	2	—	—	2
Total investment securities held to maturity	$3,809	$6	$(56)	$3,759
Total investment securities	$13,097	$76	$(113)	$13,060

Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. US Treasury investments represents T-bills and Notes issued by the US Treasury. Investments in government agency securities represent securities issued by the Small Business Association (“SBA”), Federal Home Loan Bank (“FHLB”) and other agencies. Investments in supranational securities represent securities issued by the World Bank. Investments in corporate bonds represent positions in debt securities of other financial institutions. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions.

BancShares also holds approximately 354,000 shares of Class B common stock of Visa, Inc. (“Visa”). Until the resolution of certain litigation, at which time the Visa Class B common stock will convert to publicly traded Visa Class A common stock, these shares are only transferable to other stockholders of Visa Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for shares of Visa Class B common stock into shares of Visa Class A common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares continues to monitor the trading activity in Visa Class B common stock and the status of the resolution of certain litigation matters at Visa that would trigger the conversion of the Visa Class B common stock into Visa Class A common stock.

As of March 31, 2022 and December 31, 2021, no ACL was required for available for sale or held to maturity debt securities. Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At March 31, 2022, accrued interest receivable for available for sale and held to maturity debt securities were $26 million and $16 million, respectively. At December 31, 2021, accrued interest receivable for available for sale and held to maturity debt securities were $22 million and $7 million, respectively. During the three months ended March 31, 2022 and 2021, no accrued interest was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

	March 31, 2022		December 31, 2021
dollars in millions	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$9	$9	$—	$—
After one through five years	2,055	1,972	2,049	2,048
After five through 10 years	515	520	523	548
After 10 years	17	16	17	17
Government agency	206	206	221	221
Residential mortgage-backed securities	5,340	5,052	4,757	4,729
Commercial mortgage-backed securities	1,584	1,520	1,648	1,640
Total investment securities available for sale	$9,726	$9,295	$9,215	$9,203
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$4	$4	$2	$2
After one through five years	873	836	—	—
After five through 10 years	1,433	1,351	—	—
Residential mortgage-backed securities	4,776	4,461	2,322	2,306
Commercial mortgage-backed securities	2,988	2,805	1,485	1,451
Total investment securities held to maturity	$10,074	$9,457	$3,809	$3,759

The following table presents interest and dividend income on investments and other interest-bearing assets:

Other Interest and Dividend Income

	Three months ended March 31,
dollars in millions	2022	2021
Interest income - taxable debt securities	$83	$30
Interest income - interest-bearing cash	5	1
Dividend income - marketable equity securities	1	1
Total other interest and dividend income	$89	$32

The following table provides the gross realized gains and losses on the sales of investment securities available for sale:

Realized Gains on Debt Securities Available For Sale

	Three months ended March 31,
dollars in millions	2022	2021
Gross realized gains on sales of investment securities available for sale	$—	$9
Gross realized losses on sales of investment securities available for sale	—	—
Net realized gains on sales of investment securities available for sale	$—	$9

The following table provides the realized and unrealized gains and losses on marketable equity securities:

Realized and Unrealized Gains on Marketable Equity Securities

	Three months ended March 31,
dollars in millions	2022	2021
Marketable equity securities gains, net	$3	$16
Unrealized gains recognized on marketable equity securities held for sale	$3	$16

The following table provides information regarding investment securities available for sale with unrealized losses for which an ACL has not been recorded:

Gross Unrealized Losses on Debt Securities Available For Sale

	March 31, 2022
	Less than 12 months		12 months or more		Total
dollars in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$1,931	$(83)	$—	$—	$1,931	$(83)
Government agency	21	—	74	(1)	95	(1)
Residential mortgage-backed securities	4,247	(239)	670	(49)	4,917	(288)
Commercial mortgage-backed securities	744	(42)	485	(24)	1,229	(66)
Corporate bonds	187	(4)	—	—	187	(4)
Total	$7,130	$(368)	$1,229	$(74)	$8,359	$(442)

	December 31, 2021
	Less than 12 months		12 months or more		Total
dollars in millions	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available for sale
U.S. Treasury	$1,811	$(2)	$—	$—	$1,811	$(2)
Government agency	17	—	79	(1)	96	(1)
Residential mortgage-backed securities	3,992	(36)	1	—	3,993	(36)
Commercial mortgage-backed securities	852	(15)	111	(2)	963	(17)
Corporate bonds	52	(1)	—	—	52	(1)
Total	$6,724	$(54)	$191	$(3)	$6,915	$(57)

As of March 31, 2022, there were 55 investment securities available for sale with continuous losses for more than 12 months, of which all were government sponsored enterprise-issued mortgage-backed securities or government agency securities.

None of the unrealized losses identified as of March 31, 2022, or December 31, 2021, relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an ACL. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

Investment securities having an aggregate carrying value of $5.9 billion at March 31, 2022, and $5.7 billion at December 31, 2021, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, US Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the World Bank and Federal Deposit Insurance Corporation (“FDIC”) guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the World Bank and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no ACL has been recorded on these securities. In the event there are downgrades to the credit rating of the U.S. Treasury or the World Bank or losses reported on securities issued by government agencies and government sponsored entities, BancShares will reevaluate its determination of zero expected credit losses on held to maturity debt securities.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. The carrying value was zero for securities past due as of March 31, 2022 and December 31, 2021.

There were no debt securities held to maturity on non-accrual status as of March 31, 2022 and December 31, 2021.

Certain investments held by BancShares were recorded in other assets. BancShares held FHLB stock of $39 million and $40 million at March 31, 2022 and December 31, 2021, respectively; these securities are recorded at cost. BancShares held $67 million and $10 million of non-marketable securities without readily determinable fair values measured under the measurement exception at March 31, 2022 and December 31, 2021, respectively. All investments held in qualified affordable housing projects qualify for the proportional amortization method and totaled $533 million and $156 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 4 — LOANS AND LEASES

The following tables as of March 31, 2022 include loan and lease balances acquired in the CIT Merger, which were recorded at fair value on the Merger Date. Refer to Note 2 — Business Combinations for further information. Refer to Note 1 — Accounting Policies and Basis of Presentation for updates to our accounting policies related to loans.

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	March 31, 2022	December 31, 2021
Commercial
Commercial construction	$2,633	$1,238
Owner occupied commercial mortgage	13,553	12,099
Non-owner occupied commercial mortgage	9,293	3,041
Commercial and industrial	22,402	5,937
Leases	2,220	271
Total commercial	50,101	22,586
Consumer
Residential mortgage	11,711	6,088
Revolving mortgage	1,840	1,818
Consumer auto	1,320	1,332
Consumer other	552	548
Total consumer	15,423	9,786
Total loans and leases	$65,524	$32,372

At March 31, 2022 and December 31, 2021, accrued interest receivable on loans included in other assets was $135 million and $87 million, respectively, and was excluded from the estimate of credit losses.

The following table presents selected components of the amortized cost of loans.

Components of Amortized Cost

dollars in millions	March 31, 2022	December 31, 2021
Deferred fees, including unearned fees and unamortized costs on non-PCD loans	$38	$32

Net unamortized discount on purchased loans
Non-PCD	$75	$11
PCD	67	29
Total net unamortized discount	$142	$40

The aging of the outstanding loans and leases, by class, at March 31, 2022 and December 31, 2021 is provided in the tables below. Loans and leases 30 days or less past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

	March 31, 2022
dollars in millions	30-59 days past due	60-89 days past due	90 days or greater	Total Past Due	Current	Total
Commercial
Commercial construction	$55	$—	$2	$57	$2,576	$2,633
Owner occupied commercial mortgage	22	16	13	51	13,502	13,553
Non-owner occupied commercial mortgage	20	—	60	80	9,213	9,293
Commercial and industrial	73	15	23	111	22,291	22,402
Leases	40	13	13	66	2,154	2,220
Total commercial loans	210	44	111	365	49,736	50,101
Consumer
Residential mortgage	63	12	59	134	11,577	11,711
Revolving mortgage	6	2	9	17	1,823	1,840
Consumer auto	6	1	1	8	1,312	1,320
Consumer other	2	2	1	5	547	552
Total consumer loans	77	17	70	164	15,259	15,423
Total loans and leases	$287	$61	$181	$529	$64,995	$65,524

	December 31, 2021
dollars in millions	30-59 days past due	60-89 days past due	90 days or greater	Total Past Due	Current	Total
Commercial
Commercial construction	$1	$—	$2	$3	$1,235	$1,238
Owner occupied commercial mortgage	21	1	9	31	12,068	12,099
Non-owner occupied commercial mortgage	3	—	2	5	3,036	3,041
Commercial and industrial	8	3	5	16	5,921	5,937
Leases	—	1	1	2	269	271
Total commercial loans	33	5	19	57	22,529	22,586
Consumer
Residential mortgage	24	6	23	53	6,035	6,088
Revolving mortgage	6	2	6	14	1,804	1,818
Consumer auto	6	1	1	8	1,324	1,332
Consumer other	2	2	1	5	543	548
Total consumer loans	38	11	31	80	9,706	9,786
Total loans and leases	$71	$16	$50	$137	$32,235	$32,372

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2022 and December 31, 2021 are presented below.

Loans on Non-Accrual Status (1) (2)

	March 31, 2022		December 31, 2021
dollars in millions	Non-Accrual Loans	Loans > 90 days and Accruing	Non-Accrual Loans	Loans > 90 days and Accruing
Commercial
Commercial construction	$21	$—	$4	$—
Owner occupied commercial mortgage	30	6	18	5
Non-owner occupied commercial mortgage	122	—	5	—
Commercial and industrial	229	9	15	1
Leases	24	5	3	—
Total commercial	426	20	45	6
Consumer
Residential mortgage	86	13	54	—
Revolving mortgage	22	—	18	—
Consumer auto	3	—	3	—
Consumer other	1	1	1	1
Total consumer	112	14	76	1
Total loans and leases	$538	$34	$121	$7
(1)Accrued interest that was reversed when the loan went to non-accrual status was $1 million for the three months ended March 31, 2022.
(2)Non-accrual loans for which there was no related ACL totaled $35 million at March 31, 2022 and $15 million at December 31, 2021.

Other real estate owned (“OREO”) and repossessed assets were $43 million as of March 31, 2022 and $40 million as of December 31, 2021.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2022 and December 31, 2021, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage, lease financing and other commercial real estate loans.

The credit quality indicator for consumer loans is based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases. An exemption is applied to government guaranteed loans as the principal repayments are insured by the Federal Housing Administration (“FHA”) and U.S. Department of Veterans Affairs and thus remain on accrual status regardless of delinquency status.

The following table summarizes the commercial loans disaggregated by year of origination and by risk rating. The consumer loan delinquency status by year of origination is also presented below. The tables reflect the amortized cost of the loans and include PCD loans.

Commercial Loans - Risk Classifications by Class

March 31, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$300	$775	$790	$439	$102	$85	$15	$—	$2,506
Special Mention	2	—	30	25	28	—	—	—	85
Substandard	1	1	—	30	2	5	—	—	39
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	303	776	820	497	132	90	15	—	2,633
Owner occupied commercial mortgage
Pass	642	3,311	3,176	2,080	1,213	2,499	143	—	13,064
Special Mention	3	3	44	37	19	74	4	—	184
Substandard	2	26	37	37	74	124	4	—	304
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	647	3,340	3,257	2,154	1,306	2,698	151	—	13,553
Non-owner occupied commercial mortgage
Pass	532	1,731	1,844	1,953	936	1,510	39	—	8,545
Special Mention	—	1	—	95	3	37	—	—	136
Substandard	2	16	26	324	60	166	1	—	595
Doubtful	—	—	—	5	—	12	—	—	17
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	534	1,748	1,870	2,377	999	1,725	40	—	9,293
Commercial and industrial
Pass	3,525	5,292	2,865	2,244	1,277	1,389	4,100	50	20,742
Special Mention	32	19	117	113	103	38	52	—	474
Substandard	26	63	109	181	162	239	247	1	1,028
Doubtful	—	3	1	2	14	36	18	—	74
Ungraded	—	—	—	—	—	—	84	—	84
Total commercial and industrial	3,583	5,377	3,092	2,540	1,556	1,702	4,501	51	22,402
Leases
Pass	182	635	581	355	168	146	—	—	2,067
Special Mention	2	15	15	13	8	3	—	—	56
Substandard	3	28	22	21	12	4	—	—	90
Doubtful	—	3	1	1	1	1	—	—	7
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	187	681	619	390	189	154	—	—	2,220
Total commercial	$5,254	$11,922	$9,658	$7,958	$4,182	$6,369	$4,707	$51	$50,101

Consumer Loans - Delinquency Status by Class

March 31, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$783	$3,819	$2,325	$943	$531	$3,156	$20	$—	$11,577
30-59 days	2	11	4	4	5	37	—	—	63
60-89 days	—	1	1	—	2	8	—	—	12
90 days or greater	—	1	1	4	4	49	—	—	59
Total residential mortgage	785	3,832	2,331	951	542	3,250	20	—	11,711
Revolving mortgage
Current	—	—	—	—	—	—	1,680	143	1,823
30-59 days	—	—	—	—	—	—	3	3	6
60-89 days	—	—	—	—	—	—	1	1	2
90 days or greater	—	—	—	—	—	—	2	7	9
Total revolving mortgage	—	—	—	—	—	—	1,686	154	1,840
Consumer auto
Current	145	540	305	171	100	51	—	—	1,312
30-59 days	—	2	1	1	1	1	—	—	6
60-89 days	—	—	1	—	—	—	—	—	1
90 days or greater	—	—	1	—	—	—	—	—	1
Total consumer auto	145	542	308	172	101	52	—	—	1,320
Consumer other
Current	36	116	20	10	4	29	332	—	547
30-59 days	—	—	—	—	—	—	2	—	2
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	—	—	—	—	—	—	1	—	1
Total consumer other	36	116	20	10	4	29	337	—	552
Total consumer	$966	$4,490	$2,659	$1,133	$647	$3,331	$2,043	$154	$15,423

The following tables represent current credit quality indicators by origination year as of December 31, 2021.

Commercial Loans - Risk Classifications by Class

December 31, 2021
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Commercial construction
Pass	$540	$400	$189	$29	$48	$11	$10	$—	$1,227
Special Mention	—	—	—	—	—	1	—	—	1
Substandard	2	—	1	2	4	1	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	542	400	190	31	52	13	10	—	1,238
Owner occupied commercial mortgage
Pass	3,045	3,022	1,873	1,194	963	1,572	125	—	11,794
Special Mention	3	35	37	22	13	33	5	—	148
Substandard	31	16	18	12	18	56	6	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	3,079	3,073	1,928	1,228	994	1,661	136	—	12,099
Non-owner occupied commercial mortgage
Pass	644	737	578	263	266	412	37	—	2,937
Special Mention	1	—	—	3	3	10	—	—	17
Substandard	9	11	24	12	7	22	1	—	86
Doubtful	—	—	—	—	1	—	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	654	748	602	278	277	444	38	—	3,041
Commercial and industrial
Pass	2,107	1,018	599	257	149	281	1,342	5	5,758
Special Mention	9	7	20	2	4	5	5	—	52
Substandard	20	7	3	4	2	2	16	1	55
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	72	—	72
Total commercial and industrial	2,136	1,032	622	263	155	288	1,435	6	5,937
Leases
Pass	93	68	38	42	17	8	—	—	266
Special Mention	—	1	—	—	—	—	—	—	1
Substandard	2	1	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	95	70	38	43	17	8	—	—	271
Total commercial	$6,506	$5,323	$3,380	$1,843	$1,495	$2,414	$1,619	$6	$22,586

Consumer Loans - Delinquency Status by Class

December 31, 2021
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Residential mortgage
Current	$2,139	$1,663	$627	$368	$349	$867	$22	$—	$6,035
30-59 days	2	3	2	2	1	14	—	—	24
60-89 days	—	—	—	1	1	4	—	—	6
90 days or greater	1	1	1	2	1	17	—	—	23
Total residential mortgage	2,142	1,667	630	373	352	902	22	—	6,088
Revolving mortgage
Current	—	—	—	—	—	—	1,678	126	1,804
30-59 days	—	—	—	—	—	—	4	2	6
60-89 days	—	—	—	—	—	—	—	2	2
90 days or greater	—	—	—	—	—	—	2	4	6
Total revolving mortgage	—	—	—	—	—	—	1,684	134	1,818
Consumer auto
Current	597	343	198	119	48	19	—	—	1,324
30-59 days	1	2	1	1	—	1	—	—	6
60-89 days	—	—	—	—	—	1	—	—	1
90 days or greater	—	—	—	—	—	1	—	—	1
Total consumer auto	598	345	199	120	48	22	—	—	1,332
Consumer other
Current	131	24	11	4	2	29	342	—	543
30-59 days	—	—	—	—	—	—	2	—	2
60-89 days	1	—	—	—	—	—	1	—	2
90 days or greater	—	—	—	—	—	—	1	—	1
Total consumer other	132	24	11	4	2	29	346	—	548
Total consumer	$2,872	$2,036	$840	$497	$402	$953	$2,052	$134	$9,786

Purchased loans and leases
The following table summarizes PCD loans and leases that BancShares acquired in the CIT Merger.

PCD Loans and Leases - CIT Merger

dollars in millions	Total PCD from CIT Merger
UPB	$3,562
Initial PCD ACL	(284)
Fair value discount, net of the PCD Gross-Up	(45)
Purchase price	$3,233

The recorded fair values of Non-PCD loans acquired in the CIT Merger as of the acquisition date was $29.5 billion, resulting in a PAA discount of $61 million.

Troubled Debt Restructuring
As part of BancShares’ ongoing risk-management practices, BancShares attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications are made in accordance with internal policies and guidelines to conform to regulatory guidance. BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, a modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. BancShares may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty.

Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance discussed below, certain loan modifications that might ordinarily have qualified as TDRs were not accounted for as TDRs.

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”) was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19-related financial difficulty. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Interagency Statement offer some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. Any loan modification that meets these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases is not recording these as TDRs.

Modified loans that meet the definition of a TDR are subject to BancShares’ individually reviewed loans policy.

The following table presents amortized cost of TDRs.

TDRs

	March 31, 2022
dollars in millions	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$1	$3
Owner occupied commercial mortgage	54	9	63
Non-owner occupied commercial mortgage	24	4	28
Commercial and industrial	23	13	36
Leases	—	1	1
Total commercial	103	28	131
Consumer
Residential mortgage	28	18	46
Revolving mortgage	17	6	23
Consumer auto	2	—	2
Consumer other	1	—	1
Total consumer	48	24	72
Total TDRs	$151	$52	$203

	December 31, 2021
dollars in millions	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$—	$2
Owner occupied commercial mortgage	57	8	65
Non-owner occupied commercial mortgage	26	3	29
Commercial and industrial	12	9	21
Leases	—	1	1
Total commercial	97	21	118
Consumer
Residential mortgage	29	18	47
Revolving mortgage	17	7	24
Consumer auto	2	—	2
Consumer other	1	—	1
Total consumer	49	25	74
Total TDRs	$146	$46	$192

The following table summarizes the loan restructurings during the quarters ended March 31, 2022 and 2021 that were designated as TDRs. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

Restructurings

	Three months ended March 31,
	2022		2021
dollars in millions (except for number of loans)	Number of loans	Amortized cost at period end	Number of loans	Amortized cost at period end
Loans and leases
Interest only	2	$—	6	$7
Loan term extension	35	20	25	4
Below market rates	20	2	53	8
Discharge from bankruptcy	24	2	45	4
Total	81	$24	129	$23

There were $1 million and $0.4 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of March 31, 2022 and December 31, 2021, respectively.

After a loan is determined to be a TDR, BancShares continues to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the three months ended March 31, 2022 and 2021, and were classified as TDRs during the applicable 12-month period preceding March 31, 2022 and 2021 were as follows:

TDR Defaults

	Three months ended March 31,
dollars in millions	2022	2021
TDR Defaults	$2	$3

Loans Pledged
The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of March 31, 2022 and December 31, 2021:

Loans Pledged

dollars in millions	March 31, 2022	December 31, 2021
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$13,782	$9,564
Less: Advances	639	645
Available borrowing capacity	$13,143	$8,919
Pledged non-PCD loans (contractual balance)	$19,889	$14,507

FRB
Lendable collateral value of pledged non-PCD loans	$4,242	$3,951
Less: Advances	—	—
Available borrowing capacity	$4,242	$3,951
Pledged non-PCD loans (contractual balance)	$4,982	$4,806

NOTE 5 — ALLOWANCE FOR CREDIT LOSSES

The ACL for loans and leases is reported in the allowance for credit losses on the Consolidated Balance Sheets, while the ACL for unfunded commitments is reported in other liabilities. The provision or benefit for credit losses related to both (i) loans and leases and (ii) unfunded commitments is reported in the Consolidated Statements of Income as provision or benefit for credit losses. The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. Forecasted economic conditions are developed using third party macroeconomic scenarios and may be adjusted based on management’s expectations over the lives of the portfolios. Significant macroeconomic factors used in estimating the expected losses include unemployment, gross domestic product (“GDP”), home price index, commercial real estate index, corporate profits, and credit spreads.

Due to completion of the CIT Merger, BancShares changed certain aspects of its methodology used to determine the ACL during the period ending March 31, 2022. BancShares made these changes to integrate the ACL methodologies of CIT and BancShares. The most significant changes in the ACL methodology utilized to determine the ACL at March 31, 2022 compared to that utilized to determine the ACL at December 31, 2021 include the following: (i) utilized economic scenario forecasts over the lives of the loan portfolios instead of using a two year reasonable and supportable period with a one year reversion period followed by a historical long run average economic forecast for the remainder of the portfolio life; and (ii) implemented scenario weighting of a range of economic scenarios, including baseline, upside, and downside scenarios instead of utilizing just the consensus baseline scenario as the basis of the quantitative ACL estimate. The results of these changes increased the ACL for total commercial loans by approximately $13.5 million and decreased the ACL for total consumer loans by approximately $18.7 million at March 31, 2022.

The initial ACL for PCD loans and leases acquired in the CIT Merger (the “Initial PCD ACL”) was $284 million. The Initial PCD ACL was established through the PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed further in Note 2 — Business Combinations. The initial ACL for Non-PCD loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses (the “Initial Non-PCD Provision”). For the period ended March 31, 2022, the ACL increase since December 31, 2021 was primarily driven by the Initial PCD ACL and Initial Non-PCD ACL discussed above, partially offset by improvements in macroeconomic factors in the scenarios used to determine the ACL. The scenarios showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2021 ACL and estimate the Initial PCD ACL and Initial Non-PCD Provision at the Merger Date. These loss estimates were also influenced by BancShares’ strong credit quality and low net charge-offs.

The activity for the ACL for loans and leases and the ACL for unfunded commitments is summarized in the following tables.

ACL for Loans and Leases

dollars in millions	Commercial	Consumer	Total
Balance at December 31, 2021	$80	$98	$178
Initial PCD ACL(1)	270	14	284
Balance at Initial Non-PCD Provision	432	22	454
Benefit for credit losses - loans and leases	(23)	(30)	(53)
Balance at Total provision (benefit) for credit losses- loans and leases	409	(8)	401
Charge-offs(1)	(28)	(5)	(33)
Balance at Recoveries	12	6	18
Balance at Other	—	—	—
Balance at March 31, 2022	$743	$105	$848

Balance at December 31, 2020	$92	$133	$225
Benefit for credit losses - loans and leases	(3)	(8)	(11)
Charge-offs	(4)	(5)	(9)
Recoveries	2	4	6
Other	—	—	—
Balance at March 31, 2021	$87	$124	$211
(1)     The Initial PCD ACL related to the CIT Merger was $284 million, net of an additional $243 million for loans that CIT charged-off prior to the Merger Date (whether full or partial) which met BancShares’ charge-off policy at the Merger Date.

ACL for Unfunded Commitments

	Three months ended March 31,
dollars in millions	2022	2021
Beginning balance	$12	$13
Provision (benefit) for credit losses - unfunded commitments	63	(1)
Ending balance	$75	$12

For the period ended March 31, 2022, the increase in the ACL for unfunded commitments compared to March 31, 2021 primarily reflected the additional commitments acquired in the CIT Merger.

NOTE 6 — LEASES

Lessee
BancShares leases primarily include administrative offices and bank locations. Substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our lessee finance leases are not significant. Our real estate leases have remaining lease terms of up to 17 years. Our lease terms may include options to extend or terminate the lease. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	March 31, 2022	December 31, 2021
ROU assets:
Operating leases	Other assets	$384	$64
Finance leases	Premises and equipment	4	4
Total ROU assets		$388	$68
Lease liabilities:
Operating leases	Other liabilities	$385	$65
Finance leases	Other borrowings	4	4
Total lease liabilities		$389	$69
Weighted-average remaining lease terms
Operating leases		9.9 Years	8.9 Years
Finance leases		3.4 Years	3.5 Years
Weighted-average discount rate
Operating leases		2.07%	3.00%
Finance leases		3.11%	3.12%

The following table presents components of operating lease expense, which are included in operating expenses:

Components of Operating Lease Expense

		Three months ended March 31,
dollars in millions	Classification	2022	2021
Lease cost
Operating lease cost(1)	Occupancy Expense	$16	$4
Finance lease cost
Amortization of leased assets	Equipment expense	1	1
Interest on lease liabilities	Interest expense - Other borrowings	—	—
Variable lease cost	Occupancy Expense	3	1
Sublease income	Occupancy Expense	(1)	—
Net lease cost		$19	$6
(1)Includes short-term lease cost, which is not significant.

Variable lease cost includes common area maintenance, property taxes, utilities, and other operating expenses related to leased premises recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments adjusted periodically for inflation. While lease liabilities are not remeasured as a result of these changes, these adjustments are treated as variable lease costs and recognized in the period in which the expense is incurred. Sublease income results from leasing excess building space that BancShares is no longer utilizing under operating leases, which have remaining lease terms of up to 14 years.

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

	Three months ended March 31,
dollars in millions	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14	$3
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—
ROU assets obtained in exchange for new lease liabilities	8	3

The following table presents lease liability maturities in the next five years and thereafter at March 31, 2022:

Maturity of Lease Liabilities

dollars in millions
Twelve months ended March 31,	Operating Leases	Finance Leases	Total
2023	$52	$2	$54
2024	52	1	53
2025	49	1	50
2026	44	—	44
2027	42	—	42
Thereafter	189	—	189
Total undiscounted lease payments	$428	$4	$432
Difference between undiscounted cash flows and discounted cash flows	43	—	43
Lease liabilities, at present value	$385	$4	$389

Lessor
BancShares leases equipment to commercial end-users under operating lease and finance lease arrangements. The majority of operating lease equipment is long-lived rail equipment which is typically leased several times over its life. We also lease technology and office equipment and large and small industrial, medical, and transportation equipment under both operating leases and finance leases.

Our Rail operating leases typically do not include purchase options. Many of our finance leases, and other equipment operating leases, offer the lessee the option to purchase the equipment at fair market value or for a nominal fixed purchase option; and many of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond the initial contractual term. Our leases typically do not include early termination options; and continued rent payments are due if leased equipment is not returned at the end of the lease.

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $67 million at March 31, 2022 by equipment type.

Operating Lease Equipment

dollars in millions	March 31, 2022
Railcars and locomotives	$7,251
Other equipment	721
Total(1)	$7,972
(1)Includes off-lease rail equipment of $504 million at March 31, 2022.

The following table presents the components of the finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases

dollars in millions	March 31, 2022	December 31, 2021
Lease receivables	$1,882	$246
Unguaranteed residual assets	283	25
Total net investment in finance leases	2,165	271
Leveraged lease net investment(1)	55	—
Total	$2,220	$271
(1)Leveraged leases are reported net of non-recourse debt of $24 million at March 31, 2022. Our leveraged lease arrangements commenced before the Accounting Standards Codification (“ASC”) 842 effective date and continue to be reported under the leveraged lease accounting model. ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

	Three months ended March 31,
dollars in millions	2022	2021
Lease income – Operating leases	$195	$—
Variable lease income – Operating leases (1)	13	—
Rental income on operating leases	208	—
Interest income - Sales type and direct financing leases	42	5
Variable lease income included in Other noninterest income (2)	11	—
Leveraged lease income	5	—
Total lease income	$266	$5
(1)Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2)Includes leased equipment property tax reimbursements due from customers of $3.2 million for the three months ended March 31, 2022 and an insignificant amount for the three months ended March 31, 2021. Also includes revenue related to insurance coverage on leased equipment of $7.5 million for the three months ended March 31, 2022. There was no revenue related to insurance coverage on leased equipment for the three months ended March 31, 2021.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at March 31, 2022. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments

dollars in millions
Twelve months ended March 31,
2023	$636
2024	479
2025	323
2026	196
2027	118
Thereafter	262
Total	$2,014

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases

dollars in millions
Twelve months ended March 31,
2023	$899
2024	588
2025	346
2026	179
2027	75
Thereafter	12
Total undiscounted lease receivables	$2,099
Difference between undiscounted cash flows and discounted cash flows	217
Lease receivables, at present value	$1,882

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the CIT Merger. The fair value of the net assets acquired exceeded the purchase price. Consequently, there was a gain on acquisition (and no goodwill) related to the CIT Merger as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at March 31, 2022 and December 31, 2021. The entire amount of goodwill relates to business combinations that BancShares completed prior to the CIT Merger. All of the goodwill relates to the General Banking segment. There was no goodwill impairment during the first quarter of 2022.

Other Intangible Assets

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles during the quarter ending March 31, 2022.

Core Deposit Intangibles

dollars in millions	2022
Balance, net of accumulated amortization at January 1	$19
Core deposit intangibles related to the CIT Merger	143
Amortization for the period	(6)
Balance at March 31, net of accumulated amortization	$156

Core Deposit Intangible Accumulated Amortization

dollars in millions	March 31, 2022	December 31, 2021
Gross balance	$271	$128
Accumulated amortization	(115)	(109)
Balance, net of accumulated amortization	$156	$19

The following table summarizes the expected amortization expense in subsequent periods for core deposit intangibles.

Core Deposit Intangible Expected Amortization

dollars in millions
Twelve months ended March 31,
2023	$21
2024	19
2025	16
2026	16
2027	15
Thereafter	69
Total	$156

Intangible Liability
An intangible liability of $52 million was recorded in other liabilities for net below market lessor lease contract rental rates related to the rail portfolio as a result of the CIT Merger. This lease intangible is being accreted on a straight-line over the lease term, thereby increasing rental income (a component of noninterest income) over the remaining lives of the lease agreements.

The following tables summarize the activity for the intangible liability during the quarter ending March 31, 2022.

Intangible Liability

dollars in millions	2022
Balance at January 1	$—
Acquired in CIT Merger	52
Amortization	(4)
Balance at March 31, net of accumulated amortization	$48

Intangible Liability Accumulated Amortization

dollars in millions	March 31, 2022
Gross balance	$52
Accumulated amortization	(4)
Balance, net of accumulated amortization	$48

The following table summarizes the expected accretion in subsequent periods for the intangible liability.

Intangible Liability

dollars in millions
Twelve months ended March 31,
2023	$15
2024	11
2025	5
2026	3
2027	3
Thereafter	11
Total	$48

NOTE 8 – MORTGAGE SERVICING RIGHTS

BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was approximately $3.4 billion as of March 31, 2022 and December 31, 2021. For certain loans, the originated loans are sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other assets. The associated amortization expense and any changes in the valuation allowance recognized were included as a reduction of mortgage income. Mortgage servicing rights (“MSRs”) are initially recorded at fair value and then carried at the lower of amortized cost or fair value.

Contractually specified mortgage servicing fees, late fees and ancillary fees earned are reported in mortgage income and were $2 million for the three month periods ending March 31, 2022 and 2021.

The following table presents changes in the servicing asset during the three months ended March 31, 2022 and 2021:

Servicing Asset

	Three months ended March 31,
dollars in millions	2022	2021
Beginning balance	$23	$18
Servicing rights originated	2	4
Servicing rights obtained in CIT Merger	3	—
Amortization	(1)	(2)
Valuation allowance decrease	1	3
Ending balance	$28	$23

The following table presents the activity in the servicing asset valuation allowance:

Servicing Asset Valuation Allowance

	Three months ended March 31,
dollars in millions	2022	2021
Beginning balance	$1	$4
Valuation allowance decrease	(1)	(3)
Ending balance	$—	$1

MSRs valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value MSRs were as follows:

MSRs Valuation Assumptions

	March 31, 2022	December 31, 2021
Discount rate - conventional fixed loans	9.30%	8.51%
Discount rate - all loans excluding conventional fixed loans	10.61%	9.51%
Weighted average constant prepayment rate	9.56%	15.69%
Weighted average cost to service a loan	$90.57	$87.58

The fair value of MSRs are sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows by utilizing discount rates, prepayment rates, and other inputs. The discount rate is based on the 10-year U.S. Treasury rate plus 700 basis points (“bps”) for conventional fixed loans and 800 bps for all other loans. The 700 and 800 bps are used as a risk premium when calculating the discount rate. The prepayment rate is derived from the Public Securities Association Standard Prepayment model, which is compared to actual prepayment rates annually for reasonableness. The average cost to service a loan is based on the number of loans serviced and the total costs to service the loans.

NOTE 9 – OTHER ASSETS

The following table includes the components of other assets. The increases from December 31, 2021 primarily reflect the other assets acquired in the CIT Merger.

Other Assets

dollars in millions	March 31, 2022	December 31, 2021
Federal Home Loan Bank stock	$39	$40
Low-income housing tax credit and other equity method investments	702	156
Counterparty receivables	106	—
Fair value of derivative financial instruments	110	—
Right of use assets	384	64
Pension assets	297	289
Income taxes receivable	834	799
Other real estate owned	43	40
Mortgage servicing rights	28	23
Accrued interest receivable	247	134
Other	540	194
Total other assets	$3,330	$1,739

NOTE 10 — DEPOSITS

The following table provides detail on deposit types. The deposit balances as of March 31, 2022 reflect those acquired in the CIT Merger, as described in Note 2 — Business Combinations.

Deposit Types

dollars in millions	March 31, 2022	December 31, 2021
Non-interest-bearing demand	$25,898	$21,405
Checking with interest	16,702	12,694
Money market	26,249	10,590
Savings	13,506	4,236
Time	9,242	2,481
Total deposits	$91,597	$51,406

At March 31, 2022, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended March 31,
2023	$6,765
2024	1,223
2025	695
2026	369
2027	67
Thereafter	123
Total time deposits	$9,242

Time deposits with a denomination of $250,000 or more were $1.6 billion and $593 million at March 31, 2022 and December 31, 2021, respectively.

As of December 31, 2021, FCB’s primary deposit markets were North Carolina and South Carolina, which represent approximately 50.8% and 22.7%, respectively, of total FCB deposits. The CIT Merger added deposits that were primarily in California (which also includes its internet banking). Deposits (based on branch location) as of March 31, 2022, in California, North Carolina and South Carolina represented approximately 41.2%, 29.2% and 13.1%, respectively, of total deposits.

NOTE 11 — VARIABLE INTEREST ENTITIES

Variable Interest Entities
Described below are the results of BancShares’ assessment of its variable interests in order to determine its current status with regard to being the VIE PB. Refer to Note 1 — Accounting Policies and Basis of Presentation for additional information on accounting for VIEs.

Consolidated VIEs
At March 31, 2022 and December 31, 2021, there were no consolidated VIEs.

Unconsolidated VIEs
Unconsolidated VIEs include limited partnership interests and joint ventures where BancShares’ involvement is limited to an investor interest and BancShares does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance or obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss.

Unconsolidated VIEs Carrying Value

dollars in millions	March 31, 2022	December 31, 2021
Tax credit equity investments	$539	$157
Equity investments	178	12
Total assets	$717	$169
Commitments to tax credit investments(1)	$242	$43
Total liabilities	$242	$43
Maximum loss exposure	$717	$169
(1)Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 12 — BORROWINGS

Short-term Borrowings

Short-term borrowings are as follows:

dollars in millions	March 31, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$616	$589
Total short-term borrowings	$616	$589

Securities Sold under Agreements to Repurchase
At March 31, 2022, BancShares held $616 million of securities sold under agreements to repurchase, with overnight contractual maturities, consisting of $538 million collateralized by government agency securities and $78 million collateralized by commercial mortgage-backed securities. At December 31, 2021, BancShares held $589 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, made up of $508 million collateralized by government agency securities and $81 million collateralized by commercial mortgage-backed securities.

BancShares utilizes securities sold under agreements to repurchase to facilitate the needs for collateralization of commercial customers and secure wholesale funding needs. The carrying value of investment securities pledged as collateral under repurchase agreements was $638 million and $619 million at March 31, 2022 and December 31, 2021, respectively.

Long-term Borrowings
Long-term borrowings at March 31, 2022 and December 31, 2021 include:

dollars in millions	Maturity	March 31, 2022	December 31, 2021
Parent Company:
Senior:
Unsecured term loan at 1-month LIBOR plus 1.10%	September 2022	$64	$68
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	350	350
Junior subordinated debenture at 3-month LIBOR plus 2.25%	June 2034	20	20
Junior subordinated debenture at 3-month LIBOR plus 1.75%	June 2036	88	88
Subsidiaries:
Senior:
Senior unsecured fixed to floating rate notes at 3.929%(1)	June 2024	500	—
Senior unsecured fixed to floating rate notes at 2.969%(1)	September 2025	315	—
Fixed senior unsecured notes at 6.00%(1)	April 2036	51	—
Subordinated:
Junior subordinated debentures at 3-month LIBOR plus 2.80%	March 2034	14	14
Junior subordinated debentures at 3-month LIBOR plus 2.85%	April 2034	10	10
Fixed subordinated notes at 6.125%(1)	March 2028	400	—
Fixed-to-Fixed subordinated notes at 4.125%(1)	November 2029	100	—
Secured:
Notes payable to FHLB of Atlanta with rates ranging from 0.75% to 2.99%	Maturities through March 2032	639	645

Other secured financings(1)	Maturities through January 2024	16	—
Capital lease obligations	Maturities through August 2026	4	4
Unamortized issuance costs		(2)	(2)
Unamortized purchase accounting adjustments(2)		107	(2)
Total long-term borrowings		$2,676	$1,195
(1)Reflects the remaining outstanding debt securities assumed by the BancShares in connection with the CIT Merger. On February 24, 2022, BancShares redeemed all of the outstanding (i) 5.00% senior unsecured notes due 2022, (ii) 5.00%, senior unsecured notes due 2023; (iii) 4.750% senior unsecured notes due 2024; and (iv) 5.250% senior unsecured notes due 2025 that it had assumed in the CIT Merger.
(2)At March 31, 2022 and December 31, 2021, unamortized purchase accounting adjustments were $78 million and $2 million, respectively, for subordinated debentures.

Long-term borrowings maturing in each of the five years subsequent to March 31, 2022 and thereafter include:

Long-term Borrowings Maturities

dollars in millions
Twelve months ended March 31,
2023	$94
2024	166
2025	517
2026	330
2027	17
Thereafter	1,552
Total long-term borrowings	$2,676

Senior Unsecured Notes
Senior unsecured notes included the following as of March 31, 2022:
•Variable-rate senior unsecured notes totaled $64 million at 1-month LIBOR plus 1.10%.
•Fixed-rate senior unsecured notes outstanding totaled $866 million and the weighted average coupon rate was 3.70%. These notes were assumed by FCB as part of the CIT Merger. On February 24, 2022, FCB completed a redemption of approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger, resulting in a gain of approximately $6 million.

Subordinated Unsecured Notes
Subordinated unsecured notes included the following as of March 31, 2022:
•$350 million aggregate principal amount of its 3.375% fixed-to-floating rate subordinated notes due 2030 and redeemable at the option of BancShares starting with the interest payment due March 15, 2025.
•$400 million aggregate principal amount of 6.125% fixed rate subordinated notes with a maturity date of March 9, 2028 and $100 million aggregate principal amount of 4.125% fixed-to-fixed rate subordinated notes with a maturity date of November 13, 2029, which were assumed by BancShares as part of the CIT Merger.
•$132 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I and Macon Capital Trust I special purpose entities and grantor trusts (the “Trusts”) for trust preferred securities. The Trusts had outstanding trust preferred securities of $128 million at March 31, 2022 and December 31, 2021, which mature in 2036, 2034, 2034 and 2034, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III, FCB/SC Capital Trust II, SCB Capital Trust I and Macon Capital Trust I.

Secured Borrowings
At March 31, 2022, BancShares had pledged $24.9 billion of consumer loans to several financing facilities.

Notes Payable to FHLB
As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. Pledged assets related to these financings totaled $19.9 billion at March 31, 2022. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition.

Other Secured Financings
Other secured (other than FHLB) financings were not significant and totaled $15 million at March 31, 2022. Pledged assets related to these financings totaled $15 million. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

At March 31, 2022, BancShares had other unused credit lines allowing contingent access to borrowings of up to $75 million on an unsecured basis.

Under borrowing arrangements with the FRB of Richmond, BancShares has access to an additional $4.2 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2022 and December 31, 2021.

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS

BancShares acquired various derivative financial instruments in the CIT Merger. The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments

	March 31, 2022
dollars in millions	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	$20,211	$106	$(199)
Foreign exchange contracts	181	4	(4)
Other contracts(2)	822	—	(1)
Total derivatives not designated as hedging instruments	21,214	110	(204)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$21,214	110	(204)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—
Net amount presented in the Consolidated Balance Sheet		110	(204)
Less: Amounts subject to master netting agreements(4)		(13)	13
Less: Cash collateral pledged(received) subject to master netting agreements(5)		(29)	2
Total net derivative fair value		$68	$(189)
(1)Fair value balances include accrued interest.
(2)Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $191 million and $60 million, respectively at March 31, 2022.
(4)BancShares’ derivative transactions are governed by International Swaps and Derivatives Association (“ISDA”) agreements that allow for net settlements of certain payments as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. BancShares believes its ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure.
(5)In conjunction with the ISDA agreements described above, BancShares has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties. Collateral pledged or received is included in other assets or other liabilities, respectively.

Non-Qualifying Hedges
The following table presents gains (losses) of non-qualifying hedges recognized on the Condensed Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

		Three Months Ended March 31,
dollars in millions	Amounts Recognized	2022	2021
Interest rate contracts	Other noninterest income	$4	$—
Other contracts	Other noninterest income	—	—
Total non-qualifying hedges - income statement impact		$4	$—

NOTE 14 — OTHER LIABILITIES

The following table presents the components of other liabilities. The increases from December 31, 2021 primarily reflect the other liabilities assumed in the CIT Merger.

Other Liabilities

dollars in millions	March 31, 2022	December 31, 2021
Accrued expenses and accounts payable	$534	$5
Reserve for off-balance sheet credit exposure	75	12
Lease liabilities	385	65
Commitments to fund investments in tax credits	242	43
Fair value of derivative financial instruments	204	—
Accrued interest payable	24	8
Deferred taxes	160	33
Other	364	215
Total other liabilities	$1,988	$381

NOTE 15 — FAIR VALUE

Fair Value Hierarchy
BancShares measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes BancShares’ assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value - Recurring Basis (dollars in millions)

	March 31, 2022
dollars in millions	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,931	$—	$1,931	$—
Government agency	206	—	206	—
Residential mortgage-backed securities	5,052	—	5,052	—
Commercial mortgage-backed securities	1,520	—	1,520	—
Corporate bonds	586	—	400	186
Total investment securities available for sale	$9,295	$—	$9,109	$186
Marketable equity securities	100	33	67	—
Loans held for sale	65	—	65	—
Derivative assets(1)
Interest rate contracts — non-qualifying hedges	106	—	105	1
Other derivative — non-qualifying hedges	4	—	4	—
Total derivative assets	$110	$—	$109	$1
Liabilities
Derivative liabilities(1)
Interest rate contracts — non-qualifying hedges	$199	$—	$199	$—
Other derivative— non-qualifying hedges	5	—	4	1
Total derivative liabilities	$204	$—	$203	$1

	December 31, 2021
dollars in millions	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$2,005	$—	$2,005	$—
Government agency	221	—	221	—
Residential mortgage-backed securities	4,729	—	4,729	—
Commercial mortgage-backed securities	1,640	—	1,640	—
Corporate bonds	608	—	401	207
Total investment securities available for sale	$9,203	$—	$8,996	$207
Marketable equity securities	98	34	64	—
Loans held for sale	99	—	99	—
(1)Derivative fair values include accrued interest.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a recurring basis are as follows:

Investment securities available for sale. The fair value of U.S. Treasury, government agency, mortgage-backed securities, and a portion of the corporate bonds are generally estimated using a third-party pricing service. To obtain an understanding of the processes and methodologies used, management reviews correspondence from the third-party pricing service. Management also performs a price variance analysis process to corroborate the reasonableness of prices. The third-party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers using inputs that are not directly observable. These securities are classified as Level 3.

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

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 13 — Derivative Financial Instruments for notional principal amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2022
Assets
Corporate bonds	$186	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material	Not material	Not material
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material	Not material	Not material
December 31, 2021
Assets
Corporate bonds	$207	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

	Three months ended March 31, 2022			Three months ended March 31, 2021
dollars in millions	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds
Beginning balance	$207	$—	$—	$317
Purchases	—	—	1	—
Included in earnings	—	1	—	—
Included in comprehensive income	(7)	—	—	2
Transfers in	—	—	—	—
Transfers out	(14)	—	—	—
Maturity and settlements	—	—	—	(1)
Ending balance	$186	$1	$1	$318

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential real estate loans originated for sale measured at fair value as of March 31, 2022 and December 31, 2021.

	March 31, 2022
dollars in millions	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$65	$65	$—

	December 31, 2021
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$99	$96	$3

BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a loss of $3 million and a loss of $3 million for the three months ended March 31, 2022 and 2021, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on non-accrual status as of March 31, 2022 or December 31, 2021.

Assets Measured at Estimated Fair Value on a Non-recurring Basis
Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of LOCOM or other impairment accounting. The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses from a non-recurring fair value adjustment have been recorded in the periods. The gains and losses reflect amounts recorded for the respective periods, regardless of whether the asset is still held at period end.

Assets Measured at Fair Value - Non-recurring Basis

	Fair Value Measurements
dollars in millions	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2022
Assets held for sale - loans	$2	$—	$—	$2	$—
Loans - collateral dependent loans	109	—	—	109	(8)
Other real estate owned	39	—	—	39	2
Mortgage servicing rights	1	—	—	1	1
Total	$151	$—	$—	$151	$(5)
December 31, 2021
Other real estate owned	$34	$—	$—	$34	$(4)
Loans - collateral dependent loans	3	—	—	3	(2)
Mortgage servicing rights	22	—	—	22	3
Total	$59	$—	$—	$59	$(3)

Certain other assets are adjusted to their fair value on a non-recurring basis, including certain loans, OREO, and goodwill, which are periodically tested for impairment, and MSRs, which are carried at the lower of amortized cost or market. Most loans held for investment, deposits, and borrowings are not reported at fair value.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets held for sale - loans. Loans held for investment subsequently transferred to held for sale are carried at the lower of cost or market. When available, the fair values for the transferred loans are based on quoted prices from the purchase commitments for the individual loans being transferred and are considered Level 1 inputs. The fair value of Level 2 assets was primarily estimated based on prices of recent trades of similar assets. For other loans held for sale, the fair value of Level 3 assets was primarily measured under the income approach using the discounted cash flow model based on Level 3 inputs including discount rate or the price of committed trades.

Loans - collateral dependent loans. The population of Level 3 loans measured at fair value on a non-recurring basis includes collateral-dependent loans evaluated individually. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, and immaterial adjustments for other external factors that may impact the marketability of the collateral.

Other real estate owned. OREO is carried at the lower of cost or fair value. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 15%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At March 31, 2022 and December 31, 2021, the weighted average discount applied was 8.13% and 8.79%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Mortgage servicing rights. MSRs are carried at the lower of amortized cost or market and are, therefore, carried at fair value only when fair value is less than amortized cost. The fair value of MSRs is determined using a pooling methodology. Similar loans are pooled together and a discounted cash flow model, which takes into consideration discount rates, prepayment rates, and the weighted average cost to service the loans, is used to determine the fair value.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments. The carrying values and estimated fair values of financial instruments exclude leases and certain other assets and liabilities, which were not required for disclosure.

Carrying Values and Fair Values of Financial Assets and Liabilities

	March 31, 2022
		Estimated Fair Value
dollars in millions	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$523	$523	$—	$—	$523
Interest earning deposits at banks	9,285	9,285	—	—	9,285
Investment securities available for sale	9,295	—	9,109	186	9,295
Investment securities held to maturity	10,074	—	9,457	—	9,457
Investment in marketable equity securities	100	33	67	—	100
Loans held for sale	81	—	65	16	81
Net loans	62,489	—	1,574	59,757	61,331
Income earned not collected	247	—	247	—	247
Federal Home Loan Bank stock	39	—	39	—	39
Mortgage and other servicing rights	28	—	—	35	35
Derivative assets	110	—	109	1	110
Financial Liabilities
Deposits	91,597	—	91,572	—	91,572
Securities sold under customer repurchase agreements	616	—	616	—	616
Long-term borrowings	2,672	—	2,606	15	2,621
Credit balances of factoring clients	1,150	—	—	1,150	1,150
Accrued interest payable	24	—	24	—	24
Derivative liabilities	204	—	203	1	204

	December 31, 2021
		Estimated Fair Value
dollars in millions	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$338	$338	$—	$—	$338
Interest earning deposits at banks	9,115	9,115	—	—	9,115
Investment securities available for sale	9,203	—	8,996	207	9,203
Investment securities held to maturity	3,809	—	3,759	—	3,759
Investment in marketable equity securities	98	34	64	—	98
Loans held for sale	99	—	99	—	99
Net loans	32,193	—	—	31,890	31,890
Income earned not collected	134	—	134	—	134
Federal Home Loan Bank stock	40	—	40	—	40
Mortgage and other servicing rights	23	—	—	23	23
Financial Liabilities
Deposits with no stated maturity	48,925	—	48,925	—	48,925
Time deposits	2,481	—	2,471	—	2,471
Securities sold under customer repurchase agreements	589	—	589	—	589
Long-term borrowings	1,195	—	1,222	—	1,222
Accrued interest payable	8	—	8	—	8

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Net loans. The carrying value of net loans is net of the ACL. Loans are generally valued by discounting expected cash flows using market inputs with adjustments based on cohort level assumptions for certain loan types as well as internally developed estimates at a business segment level. Due to the significance of the unobservable market inputs and assumptions, as well as the absence of a liquid secondary market for most loans, these loans are classified as Level 3. Certain loans are measured based on observable market prices sourced from external data providers and classified as Level 2. Nonaccrual loans are written down and reported at their estimated recovery value which approximates their fair value and classified as Level 3.

Investment securities held to maturity. BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, US Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the World Bank and FDIC guaranteed CDs with other financial institutions. We primarily use prices obtained from pricing services to determine the fair value of securities, which are Level 2 inputs.

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

Mortgage and other servicing rights. Mortgage and other servicing rights are initially recorded at fair value and subsequently carried at the lower of amortized cost or market. Therefore, servicing rights are carried at fair value only when fair value is less than the amortized cost. The fair value of mortgage and other servicing rights is determined using a pooling methodology. Similar loans are pooled together and a model which relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for mortgage and other servicing rights are considered Level 3 inputs.

Deposits. The estimated fair value of deposits with no stated maturity, such as demand deposit accounts, money market accounts, and savings accounts was the amount payable on demand at the reporting date. The fair value of time deposits was estimated based on a discounted cash flow technique using Level 2 inputs appropriate to the contractual maturity.

Short-term borrowed funds. Includes federal funds purchased, repurchase agreements and certain other short-term borrowings and payables. The fair value approximates carrying value and are classified as Level 2.

Long-Term Borrowings. For borrowings, the fair values are determined based on recent trades or sales of the actual security, if available. Otherwise, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for FHLB borrowings, senior and subordinated debentures, and other borrowings are considered Level 2 inputs. The fair value of other secured borrowings was estimated based on unobservable inputs and are classified as Level 3.

Credit balances of factoring clients. The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances, therefore, the fair value approximated carrying value, and the credit balances were classified as Level 3.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2022 and December 31, 2021. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest earning deposits at banks, are classified on the fair value hierarchy as Level 1. Income earned not collected and accrued interest payable are classified as Level 2.

NOTE 16 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Outstanding
	Class A	Class B
Common stock - December 31, 2021	8,811,220	1,005,185
Common stock issuance - CIT Merger	6,140,010	—
Restricted stock units vested, net of shares held to cover taxes	45,095	—
Common stock - March 31, 2022	14,996,325	1,005,185

Common Stock
The Parent Company has Class A Common Stock and Class B Common Stock. Class A common shares have one vote per share, while Class B common shares have 16 votes per share. In connection with the consummation of the CIT Merger, the Parent Company issued approximately 6 million shares of Class A Common Stock as further discussed in Note 2 — Business Combinations.

Restricted Stock Units
Refer to Note 21 — Employee Benefit Plans for discussion of the BancShares RSUs.

Non-Cumulative Perpetual Preferred Stock
On March 12, 2020, BancShares issued and sold an aggregate of 13,800,000 depositary shares (the “Depositary Shares”), each representing a 1/40th interest in a share of 5.375% non-cumulative perpetual preferred stock, series A (“BancShares Series A Preferred Stock”) (equivalent to $1,000 per share of the BancShares Series A Preferred Stock) for a total of $345 million. CIT Preferred Stock was converted into New BancShares Preferred Stock on the Merger Date as further discussed in Note 2 — Business Combinations. The following table summarizes BancShares’ non-cumulative perpetual preferred stock.

dollars in millions, except share and per share data
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Shares Authorized, Issued and Outstanding	Liquidation Preference Per Share	Total Liquidation Preference	Dividend	Dividend Payment Dates
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	$345	5.375%	Quarterly in arrears, beginning June 15, 2020
Series B	January 3, 2022	January 4, 2027	$0.01	325,000	1,000	325	5.8%, converting to LIBOR + 3.972% beginning June 15, 2022	Semi-annually during the fixed rate period, then quarterly in arrears, beginning June 15, 2022
Series C	January 3, 2022	January 4, 2027	$0.01	8,000,000	25	200	5.625%	Quarterly in arrears, beginning March 15, 2022

As part of the CIT Merger, each issued and outstanding share of CIT Series A Preferred Stock and CIT Series B Preferred Stock automatically converted into the right to receive one share of BancShares Series B Preferred Stock and BancShares Series C Preferred Stock, respectively, having such rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, that were not materially less favorable to the holders thereof than the rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, of the CIT Series A Preferred Stock and the CIT Series B Preferred Stock, respectively.

Dividends on BancShares Series A, B, and C Preferred Stock (together, “BancShares Preferred Stock”) will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Series A Preferred Stock and BancShares Series C Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year, beginning on the “Dividend Payment Dates” in the table above and dividends with respect to the BancShares Series B Preferred Stock will initially accrue and be payable on a semi-annual basis during the fixed rate period, and then quarterly in arrears beginning after June 15, 2022. Dividends on the BancShares Preferred Stock will not be cumulative.

The Parent Company may redeem the BancShares Preferred Stock at its option, and subject to any required regulatory approval, at a redemption price equal to the “Liquidation Preference Per Share” in the table above, plus any declared and unpaid dividends to, but excluding, the redemption date, (i) in whole or in part, from time to time, on any dividend payment date on or after the “Earliest Redemption Date” in the table above, or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of AOCI:

Components of Accumulated Other Comprehensive Income (Loss)

	March 31, 2022			December 31, 2021
dollars in millions	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Unrealized (losses) gains on securities available for sale	$(431)	$104	$(327)	$(12)	$3	$(9)
Unrealized (losses) gains on securities available for sale transferred to held to maturity	(8)	2	(6)	(9)	2	(7)
Defined benefit pension items	37	(9)	28	34	(8)	26
Foreign currency translation adjustments	—	—	—	—	—	—
Gains (losses) on hedge derivatives	—	—	—	—	—	—
Total accumulated other comprehensive income (loss)	$(402)	$97	$(305)	$13	$(3)	$10

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component

dollars in millions	Unrealized (losses) gains on securities available for sale	Unrealized net gains (losses) on Available for Sale Securities transferred to Held to Maturity Securities	Net change in Defined Benefit Pension Items	Total AOCI
Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(318)	—	—	(318)
Amounts reclassified from AOCI	—	1	2	3
Net current period AOCI	(318)	1	2	(315)
Balance as of March 31, 2022	$(327)	$(6)	$28	$(305)

Balance as of December 31, 2020	$79	$4	$(71)	$12
AOCI activity before reclassifications	(44)	—	—	(44)
Amounts reclassified from AOCI	(7)	—	5	(2)
Net current period AOCI	(51)	—	5	(46)
Balance as of March 31, 2021	$28	$4	$(66)	$(34)

Other Comprehensive Income
The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31,
	2022			2021
dollars in millions	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Net change in pension obligations
Reclassifications out of AOCI	$3	$(1)	$2	$7	$(2)	$5	Other noninterest expense
Net Change	$3	$(1)	$2	$7	$(2)	$5

Unrealized net gains on securities Available for Sale
AOCI activity before reclassification	$(419)	$101	$(318)	$(57)	$13	$(44)
Reclassifications out of AOCI	1	—	1	(9)	2	(7)	Realized gains on investment securities available for sale, net
Net Change	$(418)	$101	$(317)	$(66)	$15	$(51)
Net current period AOCI	$(415)	$100	$(315)	$(59)	$13	$(46)

NOTE 18 — REGULATORY CAPITAL

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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of March 31, 2022 and December 31, 2021 as summarized in the following table.

			March 31, 2022		December 31, 2021
dollars in millions	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$12,117	14.47%	$5,042	14.35%
Tier 1 risk-based capital	8.50	8.00	10,377	12.39	4,380	12.47
Common equity Tier 1	7.00	6.50	9,496	11.34	4,041	11.50
Tier 1 leverage	4.00	5.00	10,377	9.55	4,380	7.59
FCB
Total risk-based capital	10.50%	10.00%	$11,925	14.25%	$4,858	13.85%
Tier 1 risk-based capital	8.50	8.00	10,641	12.71	4,651	13.26
Common equity Tier 1	7.00	6.50	10,641	12.71	4,651	13.26
Tier 1 leverage	4.00	5.00	10,641	9.81	4,651	8.07

At March 31, 2022, BancShares and FCB had total risk-based capital ratio conservation buffers of 6.47% and 6.25%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had total risk-based capital ratio conservation buffers were 6.35% and 5.85%. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of March 31, 2022 and December 31, 2021 over the Basel III minimum.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 16 — Stockholders’ Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $3.6 billion while continuing to meet the requirements for well-capitalized banks at March 31, 2022. Dividends declared by FCB and paid to the Parent Company amounted to $30 million for the three months ended March 31, 2022. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 19 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

	Three months ended March 31,
dollars in millions, except share and per share data	2022	2021
Net income	$271	$147
Preferred stock dividends	7	4
Net income available to common stockholders	$264	$143
Weighted Average Common Shares Outstanding
Basic shares outstanding	15,779,153	9,816,405
Stock-based awards	—	—
Diluted shares outstanding	15,779,153	9,816,405
Basic income per common share	$16.70	$14.53
Diluted income per common share	$16.70	$14.53

BancShares RSUs are discussed in Note 21— Employee Benefit Plans.

NOTE 20 — INCOME TAXES

BancShares’ global effective income tax rate was (20.4)% for the three months ended March 31, 2022, and 23.0% for the three months ended March 31, 2021. The decrease in the rate from the year-ago quarter was primarily driven by the non-taxable nature of the bargain purchase gain arising from the CIT Merger.

The quarterly income tax expense is based on a projection of BancShares’ annual effective tax rate. This annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted effective tax rate may vary from the actual year-end 2022 effective tax rate due to the changes in these factors.

Uncertain Tax Benefits
BancShares’ recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. BancShares will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be realized.

Net Operating Loss Carryforwards and Valuation Adjustments
As a result of the CIT Merger, BancShares’ net deferred tax liabilities increased by approximately $297 million. That amount included an increase to deferred tax assets (“DTAs”) primarily from net operating losses, capitalized costs and tax credits net of deferred tax liabilities primarily from operating leases.

BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation adjustments may be adjusted accordingly.

NOTE 21 – EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.

For the three months ended March 31, 2022 and 2021, the components of net periodic benefit cost are as follows:

	Three months ended March 31,
dollars in millions	2022	2021
Service cost	$3	$4
Interest cost	11	7
Expected return on assets	(22)	(20)
Amortization of prior service cost	—	—
Amortization of net actuarial loss	3	7
Net periodic benefit	$(5)	$(2)

No discretionary contribution was made to the pension plans during the three months ended March 31, 2022. The funding policy of the pension plans is to contribute an amount each year to meet all Employee Retirement Income Security Act minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2022.

Certain retirement benefit plans and stock-based awards of CIT Group Inc. were acquired by BancShares upon the closing of the CIT Merger.

CIT had both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees, each of which was designed in accordance with the practices and regulations in the related countries. CIT maintained a frozen U.S. non-contributory pension plan (the "Plan") qualified under the Internal Revenue Code (“IRC”). CIT also maintained a frozen U.S. non-contributory supplemental retirement plan (the "Supplemental Plan”), and an Executive Retirement Plan, which had been closed to new members since 2006, and whose participants were all inactive. Accumulated balances under the Plan and the Supplemental Plan continue to receive periodic interest, subject to certain government limits. Fair value of the plan assets and benefit obligation at December 31, 2021 were $387 million and $409 million, respectively.

CIT provided healthcare and life insurance benefits to eligible retired employees. For most eligible retirees, healthcare was contributory and life insurance was non-contributory. All postretirement benefit plans were funded on a pay-as-you-go basis. These plans were terminated in the first quarter of 2022, effective April 1, and BancShares recognized a reduction in other noninterest expenses of approximately $27 million in the first quarter of 2022 related to amounts previously accrued.

CIT had a defined contribution retirement plan covering certain of its U.S. employees that qualifies under section 401(k) of the IRC, and was assumed by BancShares. Under this plan employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and BancShares matches these contributions up to a threshold. Participants are also eligible for an additional discretionary company contribution.

In February 2016, CIT adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which provided for grants of stock-based awards to employees, executive officers and directors. The BancShares RSUs are the only outstanding awards subject to the terms of the 2016 Plan and no further awards will be made under the 2016 Plan. Compensation expense is recognized over the vesting period or the requisite service period, which is generally three years for BancShares RSUs, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award.

CIT had compensation awards that either converted to BancShares RSUs or immediately vested at completion of the CIT Merger as further described in the “Stock-Based Compensation” discussion in Note 1 — Accounting Policies and Basis of Presentation. The following table presents the unvested BancShares RSUs at March 31, 2022, which have vesting periods through 2024. There were no grants of stock-based compensation awards during the quarter ended March 31, 2022.

Stock-Settled Awards Outstanding

	Stock-Settled Awards
per share amounts in whole dollars	Number of Shares	Weighted Average Grant Date Value
Unvested BancShares at December 31, 2021	—	$—
Unvested CIT RSUs converted to BancShares RSUs at Merger Date	116,958	859.76
Unvested CIT PSUs converted to RSUs at Merger Date	10,678	859.76
Forfeited / cancelled	(411)	859.76
Vested / settled awards	(71,171)	859.76
Vested / unsettled awards	(95)	859.76
Unvested BancShares RSUs at March 31, 2022	55,959	$859.76

NOTE 22 — BUSINESS SEGMENT INFORMATION

As of December 31, 2021, BancShares managed its business and reported its financial results as a single segment. BancShares began reporting multiple segments during the first quarter of 2022. BancShares now has three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. BancShares conformed the comparative prior periods presented to reflect the new segments. The substantial majority of BancShares’ operations for historical periods prior to completion of the CIT Merger are included in the General Banking segment. The Commercial Banking and Rail segments primarily relate to operations acquired in the CIT Merger. BancShares' reportable segments are primarily based upon industry categories, target markets, distribution channels and customers served, and, to a lesser extent, the core competencies relating to product origination, operations and servicing and the nature of their regulatory environment. Segment reporting is reflective of BancShares' internal reporting structure and is consistent with the presentation of financial information to the chief operating decision maker. Each of the segments are described below.

General Banking
General Banking delivers services to individuals and businesses through an extensive branch network, digital banking, telephone banking and various ATM networks, including a full suite of deposit products, loans (primarily residential mortgages and commercial loans), and various fee-based services. General Banking also provides: a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services; and deposit, cash management and lending to homeowner associations (“HOA”) and property management companies. As part of the CIT Merger, Community Association Banking (“CAB”) products were added that will drive the associated HOA deposit channel. Revenue is primarily generated from interest earned on residential mortgages, small business loans and fees for banking services.

Commercial Banking
Commercial Banking provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries. Commercial Banking also provides asset-based lending, factoring, receivables management products and supply chain financing. Revenue is primarily generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities.

Rail
Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and centerbeams and flat cars for lumber. Revenue is primarily from operating lease income.

Corporate
Certain items are not allocated to operating segments and are included in the Corporate segment. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), merger-related costs, as well as certain unallocated costs and intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as: the Initial Non-PCD Provision for loans and leases and unfunded commitments; and the preliminary gain on acquisition, each of which are related to the CIT Merger.

Segment Profit (Loss) and Select Period End Balances

The following table presents the condensed income statement by segment.

	Three months ended March 31, 2022
dollars in millions	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income	$437	$207	$(19)	$24	$649
Provision (benefit) for credit losses	(15)	(34)	—	513	464
Net interest income after provision for credit losses	452	241	(19)	(489)	185
Noninterest income	123	112	162	453	850
Noninterest expenses	409	191	100	110	810
Income (loss) before income taxes	166	162	43	(146)	225
Provision (benefit) for income taxes	40	41	11	(138)	(46)
Net income (loss)	$126	$121	$32	$(8)	$271
Select Period End Balances
Loans and leases	$38,778	$26,672	$67	$7	$65,524
Deposits	85,469	4,687	13	1,428	91,597
Operating lease equipment, net	—	721	7,251	—	7,972

	Three months ended March 31, 2021
dollars in millions	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income	$344	$4	$—	$(8)	$340
Benefit for credit losses	(11)	—	—	—	(11)
Net interest income (loss) after benefit for credit losses	355	4	—	(8)	351
Noninterest income	110	—	—	27	137
Noninterest expenses	290	1	—	6	297
Income before income taxes	175	3	—	13	191
Provision for income taxes	40	1	—	3	44
Net income	$135	$2	$—	$10	$147
Select Period End Balances
Loans and leases	$32,580	$601	$—	$—	$33,181
Deposits	47,277	53	—	1	47,331
Operating lease equipment, net	—	—	—	—	—
NOTE 23 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	March 31, 2022	December 31, 2021
Financing Commitments
Financing assets (excluding leases)	$21,807	$13,011
Letters of credit
Standby letters of credit	325	92
Other letters of credit	41	24
Deferred purchase agreements	2,097	—
Purchase and Funding Commitments
Lessor commitments(1)	513	—
(1)BancShares’ purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase commitments.

Financing Commitments
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At March 31, 2022, substantially all undrawn financing commitments were senior facilities. Most of the undrawn and available financing commitments are in the Commercial Banking segment.

As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above excludes uncommitted revolving credit facilities extended by Commercial Services to its clients for working capital purposes. In connection with these facilities, Commercial Services has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients at any time and whether to honor any specific advance requests made by its clients under these credit facilities.

Letters of Credit
Standby letters of credit are commitments to pay the beneficiary thereof if drawn upon by the beneficiary upon satisfaction of the terms of the letter of credit. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ credit policies govern the issuance of standby letters of credit. The credit risk related to the issuance of these letters of credit is essentially the same as in extending loans to clients and, therefore, these letters of credit are collateralized when necessary. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets.

Deferred Purchase Agreements (“DPA”)
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $161 million at March 31, 2022 of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $2.0 billion of DPA exposures at March 31, 2022, related to receivables on which BancShares has assumed the credit risk. The table also includes $115 million available under DPA credit line agreements provided at March 31, 2022. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

Litigation and other Contingencies
The Parent Company and certain of its subsidiaries have been named as a defendant in legal actions arising from its normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed.

As part of the CIT Merger, BancShares assumed litigation in which CIT and CIT Bank were named as defendants in an existing lawsuit brought as a qui tam (i.e., whistleblower) action by a former OneWest Bank N.A. (“One-West”) employee on behalf of the U.S. government. The lawsuit asserts claims related to OneWest’s participation in the Home Affordable Modification Program (“HAMP”) administered by the United States Treasury Department, as well as FHA and Veterans Administration (“VA”) programs. On October 15, 2019, the plaintiff filed a second amended complaint in the United States District Court for the Eastern District of Texas alleging that, beginning in 2009, CIT (and its predecessor, OneWest) falsely certified its compliance with HAMP, submitted false claims for incentive payments for loan modifications, submitted false claims for FHA and VA insurance payments, and failed to self-report these violations. Plaintiff seeks the return of all U.S. government payments to CIT under the HAMP, FHA, and VA programs. CIT has received approximately $93 million in servicer incentives under HAMP, and the government has paid more than $440 million in the aggregate in borrower, servicer, and investor incentives in connection with loans modified by OneWest or CIT under HAMP. The Department of Justice has declined to intervene in this case. CIT has filed motions for summary judgment seeking dismissal of the HAMP and FHA claims. The

Court has denied those motions. CIT also has filed a motion for summary judgment seeking a dismissal of the VA claim, which the Court has not yet decided. A Final Pretrial Conference has been rescheduled for June 15, 2022, with a jury trial to commence on June 20, 2022. On May 5, 2022, the parties reached an agreement in principle to settle all claims for $18.5 million, subject to required approvals by the United States Government and memorializing the agreement in a formal writing (the “Agreement in Principle”). Based upon the Agreement in Principle, the parties also made a motion to vacate the existing pretrial conference date and trial date so that the parties can devote resources to the completion of the steps necessary to execute a formal settlement agreement. The existing accruals in BancShares’ consolidated financial statements as of and for the three month period ending March 31, 2022 include estimates that were materially consistent with the amount of $18.5 million included in the Agreement in Principle.

BancShares is also involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. These matters arise in connection with the ordinary conduct of BancShares’ business. At any given time, BancShares may also be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters (all of the foregoing collectively being referred to as “Litigation”). While most Litigation relates to individual claims, BancShares may be subject to putative class action claims and similar broader claims and indemnification obligations.

In light of the inherent difficulty of predicting the outcome of Litigation matters and indemnification obligations, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, BancShares cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, BancShares’ establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can reasonably be estimated. Based on currently available information, BancShares believes that the outcome of Litigation that is currently pending will not have a material adverse effect on BancShares’ financial condition, but may be material to BancShares’ operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2022. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent BancShares’ maximum loss exposure.

The foregoing statements about BancShares’ Litigation are based on BancShares’ judgments, assumptions, and estimates and are necessarily subjective and uncertain. In the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters, and proceedings, if unfavorable, may be material to BancShares’ consolidated financial position in a particular period.

NOTE 24 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

CIT Northbridge Credit LLC (“Northbridge”) is an asset-based-lending joint venture between FCB (as successor to CIT Bank) and Allstate Insurance Company and its subsidiary (“Allstate”) that extends credit in asset-based lending middle-market loans. FCB holds a 20% equity investment in Northbridge, and CIT Asset Management LLC, a non-bank subsidiary of FCB, acts as an investment advisor and servicer of the loan portfolio. Allstate is an 80% equity investor. FCB’s investment was $31 million at March 31, 2022, with the expectation of additional investment as the joint venture grows. Management fees were earned on loans under management. The joint venture is not consolidated, and the investment is being accounted for using the equity method.

BancShares invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects and workout transactions. BancShares’ interests in these entities were entered into in the ordinary course of business. Other assets included $702 million at March 31, 2022 and $156 million at December 31, 2021, of tax credit investments and investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents BancShares’ maximum exposure to loss, as BancShares does not provide guarantees or other forms of indemnification to non-consolidated entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) of earnings and related financial data is presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) and its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”). Unless otherwise noted, the terms “we,” “us,” “our,” and “BancShares” in this section refer to the consolidated financial position and consolidated results of operations for BancShares.

This MD&A is expected to provide our investors with a view of BancShares’ financial condition and results of operations from our management’s perspective. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q along with our financial statements and related MD&A of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2022, the reclassifications had no effect on stockholders’ equity or net income as previously reported.

Throughout this MD&A we reference specific "Notes" to our financial statements. These are Notes to the consolidated financial statements in Part One, Item 1. Financial Statements.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of BancShares. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

On January 3, 2022, BancShares completed its largest acquisition to date with the merger with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association (“CIT Bank”), pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (as amended, the “Merger Agreement”) (such acquisition, the CIT Merger). CIT had consolidated total assets of approximately $53.2 billion as of December 31, 2021. The CIT Merger is described further below and in Note 2 — Business Combinations. Financial data for periods prior to the CIT Merger do not include any CIT related data, and therefore are not directly comparable to the three months ended March 31, 2022.

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company ("BHC") and Financial Holding Company (“FHC”). BancShares is regulated by the Board of Governors of the Federal Reserve System under the U.S. Bank Holding Company Act of 1956, as amended. BancShares is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (“NCCOB”). BancShares conducts its banking operations through its wholly-owned subsidiary FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the “FDIC”.

BancShares’ earnings and cash flows are primarily derived from its commercial and retail banking activities. We expanded our products and services with the CIT Merger, and now have leased assets, primarily rail-related, and offer factoring services. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and interest-earning deposits at banks. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial and retail banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by banks. The fees and service charges generated from these products and services are primary sources of noninterest income, which is an essential component of our total revenue.

We are focused on expanding our position in legacy and target markets through organic growth and strategic acquisitions. We believe our franchise is positioned for continued growth as a result of our client centric banking principles, disciplined lending standards, and our people.

Refer to our 2021 Annual Report for further discussion of our strategy.

Significant Events in 2022
As discussed in detail in Note 2 — Business Combinations, the CIT Merger closed on January 3, 2022.

Significant items related to the CIT Merger are as follows:
•The fair value of total assets acquired was $53.8 billion, which mainly consisted of approximately $32.7 billion of loans, $7.8 billion of operating lease equipment and approximately $6.6 billion of investment securities. Loans consisted of commercial and industrial loans, commercial real estate loans and finance leases, which are included in our Commercial Banking segment, and consumer loans (primarily residential mortgages), which are in our General Banking segment, as further discussed below. Acquired rail assets were mostly operating lease equipment that are in the new Rail segment.
•The fair value of deposits acquired was $39.4 billion that included deposits derived from online banking and HOA deposits related to CAB, and commercial deposits. The transaction also included approximately 80 bank branches, about 60 of which were in Southern California and the remaining primarily in the Southwest, Midwest and Southeast.
•FCB recorded a preliminary gain on acquisition of $431 million, representing the excess of the net assets acquired over the purchase price, and recorded a $143 million core deposit intangible and a $52 million intangible liability for net below market lessor lease contract rental rates related to the rail portfolio.

Segment Updates
As of December 31, 2021, BancShares managed its business and reported its financial results as a single segment. BancShares began reporting multiple segments during the first quarter of 2022. BancShares now has three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. BancShares conformed the comparative prior periods presented to reflect the new segments. The substantial majority of BancShares’ operations for historical periods prior to completion of the CIT Merger are included in the General Banking segment. The Commercial Banking and Rail segments primarily relate to operations acquired in the CIT Merger.

Information about our segments is included Note 22 — Business Segment Information and in Results by Business Segments, later in this MD&A.

Financial Performance Summary
The following table summarizes the BancShares’ results in accordance with U.S. GAAP, unless otherwise noted. Refer to the Non-GAAP Financial Measurements section at the end of the MD&A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures. Additionally, due to the CIT Merger, current quarter ending and average balances are not comparable to the prior periods. Further discussions are included in the remaining sections of this MD&A.

Table 1
Selected Quarterly Data

	Three Months Ended March 31,
dollars in millions, except share data	2022	2021
SUMMARY OF OPERATIONS
Interest income	$710	$355
Interest expense	61	15
Net interest income	649	340
Provision (benefit) for credit losses	464	(11)
Net interest income after provision for credit losses	185	351
Noninterest income	850	137
Noninterest expense	810	297
Income before income taxes	225	191
Income taxes	(46)	44
Net income	271	147
Preferred stock dividends	7	4
Net income available to common stockholders	$264	$143

PER COMMON SHARE DATA
Average diluted common shares	15,779,153	9,816,405
Net income available to common stockholders (diluted)	$16.70	$14.53
Book value per common share	605.48	405.59

KEY PERFORMANCE METRICS
Return on average assets (ROA)	1.00%	1.16%
Return on average common stockholders' equity (ROE)	11.18%	14.70%
Net interest margin (NIM)(1)	2.73%	2.79%

SELECTED QUARTERLY AVERAGE BALANCES
Total investments	$19,492	$9,757
Total loans and leases(2)	64,144	33,087
Total operating lease equipment (net)	7,924	—
Total assets	109,234	51,409
Total deposits	91,574	44,858
Total common stockholders' equity	9,560	3,935

SELECTED QUARTER-END BALANCES
Total investments	$19,469	$10,222
Total loans and leases	65,524	33,181
Total operating lease equipment (net)	7,972	—
Total assets	108,597	53,909
Total deposits	91,597	47,331
Total common stockholders' equity	9,689	4,321
Loan to deposit ratio	71.53%	70.10%
Noninterest-bearing deposits to total deposits	28.27%	43.34%

CAPITAL RATIOS
Common equity tier 1 ratio	11.34%	12.02%
Tier 1 risk-based capital ratio	12.39%	14.14%
Total risk-based capital ratio	14.47%	11.00%
Tier 1 leverage capital ratio	9.55%	7.84%

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.82%	0.59%
Allowance for credit losses to loans ratio	1.29%	0.63%
Net charge off ratio	0.09%	0.03%
(1)See “Non-GAAP Financial Measures” section for reconciliation of NIM presented to unadjusted NIM (GAAP).
(2)Average loan balances include held for sale and non-accrual loans.

First Quarter Highlights
•Net income for the first quarter of 2022 was $271 million, an increase of $124 million, or 84% compared to the same quarter in 2021. Net income available to common stockholders totaled $264 million for the first quarter of 2022, an increase of $121 million, or 85% compared to the same quarter in 2021. Net income per common share increased $2.17, or 15%, to $16.70 in the first quarter of 2022, from $14.53 per share during the same quarter in 2021. The increases are primarily attributed to the CIT Merger.
•Certain notable items and approximate after-tax amounts and impacts on earnings per share included:
◦Current expected credit losses (“CECL”) day 2 provision for loans and leases and unfunded commitments of $513 million ($387 million after tax, $24.50 per common share).
◦Preliminary gain on acquisition of $431 million (non-taxable, $27.34 per common share) in other noninterest income, representing the excess of the fair value of net assets acquired over the purchase price.
◦Gain on debt redemptions in other noninterest income of $6 million ($5 million after tax, $0.29 per common share) from approximately $2.9 billion of borrowings assumed in the CIT Merger.
◦Merger related expenses of $135 million ($102 million after tax, $6.45 per common share) in other noninterest expenses.
◦A reduction in other noninterest expenses of approximately $27 million ($20 million after tax, $1.28 per common share) related to the termination of certain healthcare and life insurance plans of legacy CIT, reflecting amounts previously accrued.
•Return on average assets for the first quarter of 2022 was 1.00%, compared to 1.16% in the first quarter of 2021.
•Net interest income (“NII”) was $649 million for the first quarter of 2022, an increase of $309 million, or 91% compared to the same quarter in 2021. This was primarily due to the CIT Merger, partially offset by lower interest and fee income on SBA-PPP loans. The net interest margin (“NIM”) was 2.73% for the first quarter of 2022, a decrease of 6 bps from 2.79% for the first quarter in 2021.
•Provision for credit losses was $464 million for the first quarter of 2022 compared to a benefit of $11 million for the same quarter in 2021. While still low, net charge-off ratio was 0.09% for the first quarter of 2022, up from 0.03% for the first quarter of 2021.
•Noninterest income was $850 million for the first quarter of 2022, compared to $137 million for the same quarter of 2021, benefiting from the CIT Merger. The current quarter includes a preliminary gain on acquisition of $431 million and rental income on operating leases of $208 million. The remaining increase was driven by the added activity due to the CIT Merger.
•Noninterest expense was $810 million for the first quarter of 2022, compared to $297 million in the same quarter of 2021. The increase is primarily associated with the CIT Merger, reflecting higher salaries and benefit costs of $168 million due to the increase in employees, $124 million of depreciation and maintenance costs associated with the operating lease portfolio and higher merger costs of $128 million.
•Total loans and leases of $65.5 billion increased $32.5 billion from December 31, 2021, reflecting the addition of $32.7 billion from the CIT Merger.
•Total deposits of $91.6 billion increased $40.2 billion from December 31, 2021, reflecting the addition of $39.4 billion from the CIT Merger.
•At March 31, 2022, BancShares remained well capitalized with a total risk-based capital ratio of 14.47%, a Tier 1 risk-based capital of 12.39%, a common equity Tier 1 ratio of 11.34% and a leverage ratio of 9.55%.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

NII reflects our interest income less interest expense and is included as a line item on the Consolidated Statements of Income. NII was $649 million for the three months ended March 31, 2022, up from $340 million in the year-ago quarter.

The following table presents the average balance sheet and related rates, along with disaggregated quarter-over-quarter changes in NII between volume (level of lending or borrowing) and rate (rates charged to customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is calculated as change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change. Tax equivalent net interest income was not materially different from NII, therefore we present NII in our analysis.

Table 2
Average Balances and Rates

	Three Months Ended
	March 31, 2022			March 31, 2021			Change in NII Due to:
dollars in millions	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$64,144	$621	3.88%	$33,087	$323	3.92%	$301	$(3)	$298
Total investment securities	19,492	83	1.71	9,757	31	1.27	26	26	52
Interest-earning deposits at banks	11,476	6	0.19	5,871	1	0.10	4	1	5
Total adjusted interest earning assets(2)	$95,112	$710	2.99%	$48,715	$355	2.92%	$331	$24	$355

Operating lease equipment, net (including held for sale)	7,924			—
Cash and due from banks	536			333
Allowance for credit losses	(907)			(224)
All other noninterest bearing assets	6,569			2,585
Total assets	$109,234			$51,409

Interest-bearing deposits:
Checking with interest	$16,605	$5	0.10%	$10,746	$1	0.05%	$3	$1	$4
Money market	26,199	15	0.24	9,008	3	0.11	9	3	12
Savings	13,659	9	0.26	3,462	—	0.04	7	2	9
Time deposits	9,794	10	0.43	2,805	5	0.66	7	(2)	5
Total interest-bearing deposits	66,257	39	0.24	26,021	9	0.14	26	4	30
Securities sold under customer repurchase agreements	600	—	0.16	641	—	0.21	—	—	—
Borrowings:
Federal Home Loan Bank borrowings	641	2	1.27	651	2	1.28	—	—	—
Senior unsecured borrowings	2,719	12	1.71	—	—	—	12	—	12
Subordinated debt	1,060	8	2.96	497	4	3.37	4	—	4
Other borrowings	85	—	1.95	88	—	1.22	—	—	—
Total borrowings	4,505	22	1.95	1,236	6	2.12	16	—	16
Total interest-bearing liabilities	$71,362	$61	0.35%	$27,898	$15	0.23%	$42	$4	$46

Noninterest-bearing deposits	25,317			18,837
Other noninterest-bearing liabilities	2,132			399
Stockholders' equity	10,423			4,275
Total liabilities and stockholders' equity	$109,234			$51,409

Interest rate spread (2)			2.64%			2.69%
Net interest income and net yield on interest-earning assets (2)		$649	2.73%		$340	2.79%
(1)Loans and leases include non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)The balance and rate presented is calculated net of average credit balances of factoring clients. See “Non-GAAP Financial Measures” section for description of adjusted interest earning assets and why these balances are shown net of credit balances of factoring clients.

First Quarter 2022 compared to First Quarter 2021
•NII was $649 million for the three months ended March 31, 2022, an increase of $309 million compared to the first quarter of 2021, primarily due to the CIT Merger, as well as loan growth absent the decline in SBA-PPP loans, partially offset by a decline in interest and fee income on SBA-PPP loans and lower yields on other interest-earning assets.
◦Interest income earned on loans and leases was $621 million for the three months ended March 31, 2022, an increase of $298 million compared to 2021. The increase was primarily due to the addition of $32.7 billion of loans acquired in the CIT Merger along with growth in loans, excluding SBA-PPP loans. Partially offsetting was lower SBA-PPP interest and fee income. SBA-PPP loans contributed $9 million in interest and fee income during the first quarter of 2022 compared to $31 million in the first quarter of 2021.
◦Interest income earned on investment securities was $83 million for the three months ended March 31, 2022, an increase of $53 million compared to 2021. The increase was primarily due to the addition of $6.6 billion of securities acquired in the CIT Merger and higher portfolio yield, reflecting the mix of acquired investments and a higher rate environment.
◦Interest expense on interest-bearing deposits was $39 million for the three months ended March 31, 2022, an increase of $30 million compared to 2021. The increase was primarily due to the additional interest-bearing deposits acquired in the CIT Merger, which also carried a higher average rate. Interest expense on borrowings was $22 million for the three months ended March 31, 2022, an increase of $16 million compared to 2021. The increase was primarily due to the assumed borrowings in the CIT Merger. Utilizing excess cash, we redeemed approximately $2.9 billion of the $4.5 billion assumed debt during the quarter.
•NIM was 2.73% in the first quarter of 2022, a decrease of 6 bps from the comparable quarter in the prior year. The margin decline reflected higher yield on our investment portfolio, offset by lower SBA-PPP income and purchase accounting accretion, which reduced the loan portfolio yield, and higher rates on deposits.
•Average interest-earning assets increased to $95.1 billion for the first quarter of 2022, compared to $48.7 billion in the first quarter of 2021. The primary driver for this change was the added assets from the CIT Merger. The following table details the average interest earning asset by category.

Table 3
Average Interest-earning Asset Mix

	% of Total Interest-earning Assets
	Three months ended
	March 31, 2022	March 31, 2021
Loans and leases	67%	68%
Investment securities	21%	20%
Interest-bearing cash	12%	12%
Total interest earning assets	100%	100%

•Average interest-bearing liabilities increased to $71.4 billion compared to $27.9 billion the first quarter of 2021, reflecting the addition of deposits and borrowings from the CIT Merger. The following table shows our average funding mix.

Table 4
Average Funding Mix

	% of Total Interest-bearing Liabilities
	Three months ended
	March 31, 2022	March 31, 2021
Total interest-bearing deposits	93%	93%
Securities sold under customer repurchase agreements	1%	2%
Long-term borrowings	6%	5%
	100%	100%

•Rates on interest-bearing liabilities increased by 12 bps to 0.35%, primarily due to the higher rates on the deposits and borrowings acquired in the CIT Merger.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $464 million for the first quarter of 2022, compared to a benefit of $11 million for the same quarter in 2021. The increase of $475 million was primarily due to the impact of the CIT Merger. The initial ACL for Non-Purchased Credit Deteriorated (“Non-PCD”) loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses (the “Initial Non-PCD Provision”). The provision for credit losses for unfunded commitments increased to $63 million for the first quarter of 2022 compared to a benefit of $1 million for the first quarter of 2021. The increase of $64 million was primarily due to the $59 million provision for unfunded commitments recognized on the Merger Date related to off balance sheet exposures acquired in the CIT Merger. The noted increases to the provision for credit losses of $513 million related to the CIT Merger were partially offset by a benefit of $53 million, primarily related to improvements in the most significant economic factors used to determine the ACL as of March 31, 2022 compared to the economic factors used to determine the ACL as of the Merger Date. The ACL is further discussed in Risk Management - Credit Risk Management below.

NONINTEREST INCOME

Table 5
Noninterest Income

	Three Months Ended
dollars in millions	March 31, 2022	March 31, 2021
Rental income on operating leases	$208	$—
Other noninterest income
Fee income and other revenue	33	9
Wealth management services	35	32
Gains on leasing equipment, net	6	—
Service charges on deposit accounts	28	22
Factoring commissions	27	—
Cardholder services, net	25	20
Merchant services, net	10	9
Realized gains on investment securities available for sale, net	—	9
Marketable equity securities gains, net	3	16
Gain on acquisition	431	—
Gain (loss) on extinguishment of debt	6	—
Other noninterest income	38	20
Total other noninterest income	$642	$137

Noninterest Income
Noninterest income is an essential component of our total revenue. The primary sources of noninterest income consist of rental income on operating leases, wealth management services, fees and service charges generated from deposit accounts, cardholder and merchant services, factoring commissions and mortgage lending and servicing. A primary driver of the increases from the first quarter of 2021 to the first quarter of 2022 was the addition of income related to the CIT Merger.

Rental income from equipment we lease is generated primarily in the Rail segment and to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, re-pricing of equipment upon lease maturities and pricing on new equipment leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail discussion in the Results by Business Segment section for further details.

Other noninterest income for the first quarter of 2022 was $642 million, compared to $137 million for the same period in 2021. The increase for the comparable period was primarily due to the preliminary estimated gain on acquisition related to the CIT Merger. See Note 2 — Business Combinations for details. The remaining increase was primarily due to the following:
•Fee income and other revenue, consisting of items such as capital market-related fees, fees on lines and letters of credit, agent and advisory fees, servicing and insurance fees, increased by $24 million, reflecting the added CIT activity.
•Factoring commissions totaled $27 million during the quarter on factoring volume of $6.4 billion. See Results By Business Segment - Commercial Banking below for a brief discussion on the factoring business.
•Cardholder services and merchant services increased by $6 million primarily due to an increase in the volume of transactions processed.
•Service charges on deposit accounts increased by $6 million, primarily due to additional customer deposit balances acquired in the CIT Merger. In January, we announced our intent to eliminate our NSF fees and significantly lower our overdraft fees from $36 to $10 on consumer accounts beginning mid-year 2022.

•Wealth management services increased by $3 million, primarily due to increases in advisory and transactions fees, assets under management and annuity fees.
•Gains on equipment sales were $6 million during the quarter and are recognized on operating lease equipment sold, primarily related to rail equipment.
•During the quarter, we redeemed approximately $2.9 billion of borrowings assumed in the CIT Merger, resulting in a $6 million gain in debt extinguishment.
•Realized gains on sales of investment securities declined by $9 million.
•The fair market value adjustment on marketable equity securities declined by $13 million.
•Other noninterest income increased by $18 million and primarily consisted of insurance commissions, bank owned life insurance (“BOLI”) income, gain on sales of loans and OREO. Other noninterest income also includes derivative-related gains and losses, ATM fees, and other various income items.

NONINTEREST EXPENSE

Table 6
Noninterest Expense

	Three Months Ended
dollars in millions	March 31, 2022	March 31, 2021
Depreciation on operating lease equipment	$81	$—
Maintenance and other operating lease expenses	43	—
Operating expenses
Salaries and benefits	352	184
Net occupancy expense	49	30
Equipment expense	52	30
Third-party processing fees	24	14
FDIC insurance expense	12	3
Merger-related expenses	135	7
Intangible asset amortization	6	3
Other	56	26
Total operating expenses	$686	$297

Depreciation on Operating Lease Equipment
Depreciation expense is driven by rail equipment and small and large ticket equipment we own and lease to others. Operating lease activity is in the Rail and Commercial Banking segments. The useful lives of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Rail discussion in the Results by Business Segments section for further details.

Maintenance and Other Operating Lease Expenses
Maintenance and other operating lease expenses of $43 million for the three months ended March 31, 2022 related to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Refer to the Rail discussion in the Results by Business Segment section for further details.

Operating Expenses
The primary components of operating expenses are salaries and related employee benefits, occupancy and equipment expense.

Operating expenses were $686 million during the first quarter of 2022. The increase compared to the same quarter in 2021 was primarily driven by the CIT Merger. The most significant components of the change were as follows:
•Salaries and benefits, which includes salaries, wages and employee benefits, were up $168 million, primarily reflecting the added headcount.
•Net occupancy expense includes rent expense on leased office space and depreciation on buildings we own. The $19 million increase reflects the added branches and office space from the CIT Merger.
•Equipment expense increased $22 million, reflecting the additional costs for the IT systems from the CIT Merger.
•Third-party processing fees increased $10 million as a result of the CIT Merger and our continued investments in digital and technology to support revenue-generating businesses and improve internal processes.
•Merger-related expenses increased by $128 million, driven by expenses related to the CIT Merger, including severance, retention, consulting and legal costs.
•The $9 million increase in FDIC insurance expense reflects the additional deposits acquired in the CIT Merger.

•Intangible amortization was up $3 million, reflecting the additional amortization on the core deposit intangible asset recorded in the CIT Merger. See Note 2 — Business Combinations for additional information.
•Other expense increased by $30 million and consisted of other insurance and taxes (other than income tax), foreclosure, collection and other OREO-related expenses, advertising, consulting, telecommunications and other miscellaneous expenses including travel, postage, supplies, and appraisal expense. The first quarter of 2022 included a $27 million reversal of an accrual related to legacy CIT postretirement plans that were terminated after the acquisition date. See Note 21 — Employee Benefit Plans.

INCOME TAXES

Table 7
Income Tax Data

	Three Months Ended
dollars in millions	March 31, 2022	March 31, 2021
Income before income taxes	$225	$191
Income taxes	(46)	44
Effective tax rate	(20.4)%	23.0%

The effective tax rate (“ETR”) was (20.4)% in the current quarter, compared to 23.0% in the year-ago quarter. The effective rate for the three months ended March 31, 2022 was primarily driven by the non-taxable nature of the preliminary bargain purchase gain arising from the CIT Merger.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The future period’s ETR may vary from the actual 2022 ETR due to changes in these factors.

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

See Note 20 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Prior to the CIT Merger, BancShares operated with centralized management and combined reporting, thus, BancShares operated as one consolidated reportable segment. Due to the CIT Merger, we made changes to reflect the inclusion of CIT operations and to reflect how we manage the combined business. As summarized in the sections below, BancShares now reports financial results in three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. We conformed prior period comparisons to this new segment presentation. Based on the approach for segment disclosures, the substantial majority of BancShares’ operations for historical periods prior to the CIT Merger are reflected in the General Banking segment. See Note 22 — Business Segments for related disclosures on the segments.

Results in our business segments reflect our funds transfer policy and allocation of expenses. Unallocated balances and, when applicable, certain notable items, are reflected in Corporate.
General Banking
General Banking delivers services to individuals and businesses through an extensive branch network, digital banking, telephone banking and various ATM networks, including a full suite of deposit products, loans (primarily residential mortgages and commercial loans), and various fee-based services. General Banking also provides: a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services; and deposit, cash management and lending to homeowner associations and property management companies. As part of the CIT Merger, CAB products were added that will drive the associated HOA deposit channel. Revenue is primarily generated from interest earned on residential mortgages, small business loans and fees for banking services.

Table 8
General Banking: Financial Data and Metrics

dollars in millions	Three Months Ended March 31,
Earnings Summary	2022	2021
Net interest income	$437	$344
Benefit for credit losses	(15)	(11)
Net interest income after benefit for credit losses	452	355
Noninterest income	123	110
Noninterest expense	409	290
Segment income before income taxes	166	175
Provision for income taxes	40	40
Segment net income	$126	$135
Select Period End Balances
Loans and leases	$38,778	$32,580
Deposits	85,469	47,277

Results for the quarter reflect the additional activity from the CIT Merger, driving the increase in NII. Noninterest income is driven by fees from services we provide to our customers, such as wealth management and cardholder, plus service charges on deposits. Noninterest expense was higher, primarily due to the additional costs associated with the larger business and additional employees. The results for the three months ended March 31, 2021 reflect the vast majority of the historic operating activity for BancShares only.

Loans and leases increased, reflecting the additional residential mortgages and consumer loans acquired in the CIT Merger, partially offset by run-off of SBA-PPP loans. Deposits include deposits from the branch, online and community association banking channels, most of which were acquired in the CIT Merger. See discussions in Net Interest Income and Deposits sections. The additional branches acquired in the CIT Merger were mostly in California.

Commercial Banking
Commercial Banking provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across industries. Commercial Banking also provides asset-based lending, factoring, receivables management products and supply chain financing. Revenue is primarily generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities.

We provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor).

Table 9
Commercial Banking: Financial Data and Metrics

dollars in millions	Three Months Ended March 31,
Earnings Summary	2022	2021
Net interest income	$207	$4
Benefit for credit losses	(34)	—
Net interest income after benefit for credit losses	241	4
Noninterest income	112	—
Noninterest expense	191	1
Segment income before income taxes	162	3
Provision for income taxes	41	1
Segment net income	$121	$2
Select Period End Balances
Loans and leases	$26,672	$601
Deposits	4,687	54
Factoring volume	6,433	—

Results for the current quarter primarily reflect activity from the former CIT businesses which are not included in the year-ago activity. Noninterest income primarily includes rental income on operating lease equipment of $49 million and factoring commissions of $27 million, plus other fee and income items. Noninterest expense reflects normal operating costs and includes depreciation on operating lease equipment of $40 million.

The increase in loans and leases and deposits for the three months ended March 31, 2022 reflect those acquired in the CIT Merger.

Rail
Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and centerbeams and flat cars for lumber. Revenues are primarily generated from operating lease income.

Table 10
Rail: Financial Data and Metrics

dollars in millions	Three Months Ended March 31,
Earnings Summary	2022	2021
Rental income on operating leases	$159	$—
Depreciation on operating lease equipment	41	—
Maintenance and other operating lease expenses	43	—
Net revenue on operating leases(1)	75	—
Interest expense, net	19	—
Noninterest income	3	—
Noninterest expense	16	—
Segment income before income taxes	43	—
Provision for income taxes	11	—
Segment net income	$32	$—
Select Period End Balances
Operating lease equipment, net	$7,251	$—
(1)Net revenue on operating leases is a non-GAAP measure. See the “Non-GAAP Financial Measures” section for a reconciliation from the GAAP measure (segment net income) to the non-GAAP measure (net revenue on operating leases).

Net income and net revenue on operating leases are utilized to measure the profitability of our Rail segment. Net revenue on operating leases reflects rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this business. NII is not used because it includes the impact of debt costs of our operating lease assets but excludes the associated rental income.

Net income and net revenue on operating leases for the three months ended March 31, 2022, were $32 million and $75 million, respectively. Our fleet is diverse and pricing on new leases averaged 108% of the previous rate, strengthened by various railcar types during the quarter. Our railcar utilization, including commitments to lease, was 95.5% at March 31, 2022, representing improvement in many railcar types.

Depreciation is recognized on railcars. Maintenance and other operating lease expenses tend to be variable. Maintenance costs relate to freight and storage costs, reflecting railcars returned, and costs to put cars back on lease.

Portfolio
Rail customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater), other railroads, as well as manufacturers and commodity shippers. At March 31, 2022 our total operating lease fleet consisted of approximately 119,600 railcars. The following table reflects the proportion of railcars by type based on units and net investment, respectively:

Table 11
Operating lease Railcar Portfolio by Type as of March 31, 2022 (units and net investment)

Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	42%	40%
Tank Cars	30%	41%
Mill/Coil Gondolas	8%	6%
Coal	8%	1%
Boxcars	6%	7%
Other	6%	5%
Total	100%	100%

Table 12
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	March 31, 2022
Manufacturing	$2,879	40%
Rail	2,306	32%
Wholesale	945	13%
Oil and gas extraction / services	447	6%
Energy and utilities	224	3%
Other	450	6%
Total	$7,251	100%

Corporate
Certain items are not allocated to operating segments and are included in the Corporate segment. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), merger-related costs, as well as certain unallocated costs and intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as: the Initial Non-PCD Provision for loans and leases and unfunded commitments; and the preliminary gain on acquisition, each of which are related to the CIT Merger.

Table 13
Corporate: Financial Data and Metrics

dollars in millions	Three Months Ended March 31,
Earnings Summary	2022	2021
Net interest income (expense)	$24	$(8)
Provision for credit losses	513	—
Net interest expense after provision for credit losses	(489)	(8)
Noninterest income	453	27
Noninterest expense	110	6
Segment (loss) income before income taxes	(146)	13
(Benefit) provision for income taxes	(138)	3
Segment net (loss) income	$(8)	$10

Results for the three months ended March 31, 2022 were driven by impacts from the CIT Merger. Results in the current quarter included notable items of $513 million related to the Initial Non-PCD Provision, a preliminary gain on acquisition of $431 million (noninterest income) and $135 million of merger related expenses.

BALANCE SHEET ANALYSIS

Interest-earning Assets
Interest-earning assets include interest-bearing cash, investment securities, loans and leases, and loans and leases held for sale, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher risk investments typically carry a higher interest rate but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets, while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-bearing cash totaled $9.3 billion at March 31, 2022, up from $9.1 billion at December 31, 2021, reflecting lending and deposit levels, and the timing of investment maturities. While the CIT Merger added nearly $2.9 billion at the time of the merger, that was offset by the use of cash for the redemption of approximately $2.9 billion of assumed debt.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note 1 — Accounting Policies and Basis of Presentation, and Note 3 — Investments, for additional disclosures regarding investment securities.

The carrying value of investment securities totaled $19.5 billion at March 31, 2022, an increase of $6.4 billion compared to December 31, 2021, primarily reflecting the CIT Merger, which added $6.6 billion at the time of the merger. The remaining activity in the portfolio included investment securities purchases of $0.8 billion, partially offset by maturities and paydowns of $0.6 billion.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of March 31, 2022, investment securities available for sale had a net pre-tax unrealized loss of $431 million, compared to a net pre-tax unrealized loss of $12 million as of December 31, 2021. Management evaluated the available for sale securities in an unrealized loss position and concluded that the unrealized losses related to changes in interest rates relative to when the securities were purchased, and therefore, no ACL was needed at March 31, 2022.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, US Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the World Bank and FDIC guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the World Bank and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no ACL was needed at March 31, 2022 and December 31, 2021.

Table 14 presents the investment securities portfolio at March 31, 2022 and December 31, 2021, segregated by major category.

Table 14
Investment Securities

	March 31, 2022			December 31, 2021
dollars in millions	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale
U.S. Treasury	10.2%	$2,014	$1,931	15.4%	$2,007	$2,005
Government agency	1.1%	206	206	1.7%	221	222
Residential mortgage-backed securities	26.8%	5,340	5,052	36.2%	4,757	4,728
Commercial mortgage-backed securities	8.1%	1,584	1,520	12.6%	1,648	1,640
Corporate bonds	3.1%	582	586	4.7%	582	608
Total investment securities available for sale	49.3%	$9,726	$9,295	70.6%	$9,215	$9,203
Investment in marketable equity securities	0.5%	$73	$100	0.7%	$73	$98
Investment securities held to maturity
U.S. Treasury	2.4%	$471	$447	—%	$—	$—
Government agency	7.8%	1,541	1,463	—%	—	—
Residential mortgage-backed securities	23.6%	4,776	4,461	17.7%	2,323	2,307
Commercial mortgage-backed securities	14.9%	2,988	2,805	11.0%	1,485	1,451
Supranational securities	1.5%	294	277	—%	—	—
Other investments	—%	4	4	—%	2	2
Total investment securities held to maturity	50.2%	$10,074	$9,457	28.7%	$3,810	$3,760
Total investment securities	100%	$19,873	$18,852	100%	$13,098	$13,061
(1) Calculated as a percent of the total fair value of investment securities.

Table 15 presents the weighted average yields for investment securities available for sale and held to maturity at March 31, 2022, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.

Table 15
Weighted Average Yield on Investment Securities

	March 31, 2022
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale
U.S. Treasury	0.11%	0.96%	—%	—%	0.96%
Government agency	—%	3.44%	2.78%	2.81%	2.79%
Residential mortgage-backed securities	1.70%	1.84%	2.18%	1.50%	1.51%
Commercial mortgage-backed securities	—%	3.16%	4.02%	2.17%	2.20%
Corporate bonds	3.54%	5.88%	5.43%	5.28%	5.46%
Total investment securities available for sale	0.19%	1.12%	4.52%	1.66%	1.77%

Investment securities held to maturity
U.S. Treasury	—%	1.19%	1.44%	—%	1.38%
Government agency	—%	1.26%	1.70%	—%	1.49%
Residential mortgage-backed securities(1)	—%	3.36%	7.67%	1.74%	1.74%
Commercial mortgage-backed securities(1)	—%	—%	2.37%	1.84%	1.84%
Supranational Securities	—%	1.23%	1.64%	—%	1.56%
Other investments	0.59%	—%	—%	—%	0.59%
Total investment securities held to maturity	0.59%	1.25%	1.63%	1.78%	1.71%
(1)Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale were $83 million at March 31, 2022, of which $81 million related to loans and remainder to non-interest earning operating lease equipment. The decrease since December 31, 2021 is primarily due to loan sales, partially offset by assets acquired in the CIT Merger and originations.

Certain residential real estate loans and commercial loans are originated to be sold to investors or lenders, respectively, and are recorded in assets held for sale at fair value. In addition, BancShares may change its strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value.

Loans and Leases
Loans and leases held for investment were $65.5 billion at March 31, 2022, an increase of $32.5 billion since December 31, 2021, primarily related to the $32.7 billion of loans acquired as part of the CIT Merger and partially offset by a reduction in SBA-PPP loans.

Upon completion of the CIT Merger, we re-evaluated our loan classes to reflect the risk characteristics of the combined portfolio. BancShares reports its commercial loan portfolio in the following classes: commercial construction, owner occupied commercial mortgage, non-owner occupied commercial mortgage, commercial and industrial, and leases. The consumer portfolio reflects residential mortgage, revolving mortgage, consumer auto and consumer other. Commercial loans at March 31, 2022 were $50.1 billion compared to $22.6 billion at December 31, 2021, representing 76% and 70% of total loans and leases, respectively. Consumer loans at March 31, 2022 were $15.4 billion, compared to $9.8 billion at December 31, 2021, representing 24% and 30% of total loans and leases, respectively.

Table 16
Loans and Leases

dollars in millions	March 31, 2022	December 31, 2021
Commercial:
Commercial construction	$2,633	$1,238
Owner occupied commercial mortgage	13,553	12,099
Non-owner occupied commercial mortgage	9,293	3,041
Commercial and industrial	22,402	5,937
Leases	2,220	271
Total commercial	$50,101	$22,586
Consumer:
Residential mortgage	11,711	6,088
Revolving mortgage	1,840	1,818
Consumer auto	1,320	1,332
Consumer other	552	548
Total consumer	$15,423	$9,786
Total loans and leases	65,524	32,372
Less allowance for credit losses	848	178
Net loans and leases	$64,676	$32,194

Non-PCD and PCD loans were $62.1 billion and $3.4 billion at March 31, 2022, respectively, compared to $32.0 billion and $0.3 billion at December 31, 2021, respectively. The discount related to acquired non-PCD loans was $74.7 million and $11.4 million at March 31, 2022 and December 31, 2021, respectively. The discount related to PCD loans was $66.9 million and $29.0 million at March 31, 2022 and December 31, 2021, respectively.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio is mostly comprised of rail assets. See the Rail segment section for further details on the rail portfolio.

Table 17
Operating Lease Equipment

dollars in millions	March 31, 2022
Railcars and locomotives	$7,251
Other equipment	721
Total(1)	$7,972
(1)Includes off-lease Rail equipment of $504 million.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities totaled $69.0 billion at March 31, 2022, compared to $31.8 billion at December 31, 2021. The increase was mostly due to deposits and borrowings from the CIT Merger, partially offset by the redemption of assumed debt during the quarter. See Note 2 — Business Combinations for details on deposits and borrowings associated with the CIT Merger.

Deposits
At March 31, 2022, total deposits were $91.6 billion, an increase of $40.2 billion since December 31, 2021, driven by the $39.4 billion of deposits from the CIT Merger. As part of the CIT Merger, we acquired CIT’s online banking platform and a leading HOA deposit channel.

Table 18
Deposits

dollars in millions	March 31, 2022	December 31, 2021
Demand	$25,898	$21,405
Checking with interest	16,702	12,694
Money market	26,249	10,590
Savings	13,506	4,236
Time	9,242	2,481
Total deposits	$91,597	$51,406

We strive to maintain a strong liquidity position, and therefore a focus on core deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers, as evidenced by the significant deposit growth the industry has experienced over the past 18 months. As economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn. Our ability to fund future loan growth is significantly dependent on our success in retaining existing deposits and generating new deposits at a reasonable cost.

We estimate total uninsured deposits were $31.3 billion and $23.0 billion at March 31, 2022 and December 31, 2021, respectively. Table 20 provides the expected maturity of time deposits in excess of $250,000, the FDIC insurance limit, as of March 31, 2022.

Table 19
Maturities of Time Deposits In Excess of $250,000

dollars in millions	March 31, 2022
Time deposits maturing in:
Three months or less	$470
Over three months through six months	346
Over six months through 12 months	456
More than 12 months	319
Total	$1,591

Borrowings
At March 31, 2022, total borrowings were $3.3 billion compared to $1.8 billion at December 31, 2021. The $1.5 billion increase was due to the $4.5 billion debt assumed in the CIT Merger. As part of liability management and to reduce higher debt costs, on February 24, 2022, BancShares redeemed approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger. This included all of the outstanding approximately $1.1 billion aggregate principal amount of the 5.000% Senior Unsecured Notes due 2022, $750 million aggregate principal amount of the 5.000% Senior Unsecured Notes due 2023, $500 million aggregate principal amount of the 4.750% Senior Unsecured Notes due 2024, and $500 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2025.

Table 20 presents borrowings, including the respective unamortized purchase accounting adjustments and issuance costs.

Table 20
Borrowings

dollars in millions	March 31, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$616	$589
Federal Home Loan Bank borrowings	639	645
Senior Unsecured Borrowings
3.929% fixed-to-floating rate notes due June 2024(1)	513	—
2.969% fixed-to-floating rate notes due September 2025(1)	322	—
6.000% fixed rate notes due April 2036(1)	60	—
Subordinated debt
SCB Capital Trust I - floating rate debenture due April 2034	10	11
FCB/SC Capital Trust II - floating rate debenture due June 2034	18	18
FCB/NC Capital Trust III - floating rate debenture due June 2036	88	88
Macon Capital Trust I - floating rate debenture due March 2034	14	14
3.375 % fixed-to-floating rate notes due March 2030	347	347
6.125% fixed rate notes due March 2028(1)	478	—
4.125% fixed-to-fixed rate notes due November 2029(1)	103	—
Total subordinated debt	1,058	478
Other borrowings	84	72
Total borrowings	$3,292	$1,784
(1)Debt assumed in the CIT Merger.

BancShares owns four special purpose entities – SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III, and Macon Capital Trust I (the “Trusts”), which mature in 2034, 2034, 2036, and 2034, respectively. Subordinated debt included junior subordinated debentures representing obligations to the Trusts, which may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of SCB Capital Trust I, FCB/SC Capital Trust II, FCB/NC Capital Trust III, and Macon Capital Trust I.

RISK MANAGEMENT

BancShares provided detail risk management information in our 2021 Form 10-K. The following is a summary of those disclosures or updates to those disclosures, primarily due to the CIT Merger.

Risk is inherent in any business. BancShares has defined a moderate risk appetite, a balanced approach to risk taking, with a philosophy which does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge and oversight by management committees. In addition, our Board of Directors (the “Board”) strives to ensure the business culture is integrated with the Risk Management program and policies, procedures and metrics for identifying, assessing, monitoring and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through the Board Risk Committee.

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

BancShares is subject to a variety of risks that may arise through its business activities. As identified in our 2021 Form 10-K, our primary risks are credit, market, capital, liquidity, operational, compliance, strategic and reputational risks.

Given several factors including but not limited to positive internal and external trends, positive risk metrics, effective incident, oversight and monitoring, the Company returned to business as usual operations and lifted internal COVID-19 related restrictions in early April. BancShares will continue to comply with any state and local orders that are in place. Monitoring of associated credit and operational risks has now been integrating into normal risk monitoring activities.

Since the filing of our 2021 Annual Report on Form 10-K, BancShares has been assessing the emerging impacts of the rising international tensions that could impact the economy and exacerbate headwinds of rising inflation, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyber-attacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date but those assessments will remain ongoing as the condition continues to exist.

Due to the CIT Merger, we included additional information on added risks, Asset Risk (due to the operating lease portfolio) and Counterparty Risk (due to the increased use of derivatives).

CREDIT RISK MANAGEMENT

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCD or non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an appropriate ACL that accounts for losses inherent in the loan and lease portfolio.

Commercial Lending and Leasing
Commercial loans and leases acquired in the CIT Merger, which are primarily within the Commercial Banking segment, are graded according to a rating system that was used by CIT prior to the merger with respect to probability of obligor default (“PD”) and loss given default (severity) based on various risk factors. The PD and severity are derived through historical observations of default and subsequent losses within each risk grading. When these loans and leases were graded at underwriting, or when updated periodically, a model is run to generate a preliminary risk rating. The model incorporates both internal and external historical default and loss data to develop loss rates for each risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts that in management’s judgment warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

For small-ticket lending and leasing portfolio acquired in the CIT Merger, automated credit scoring models for origination (scorecards) and re-grading (auto re-grade algorithms) are also employed. These are supplemented by business rules and expert judgment. Adjustments to credit scorecards, auto re-grading algorithms, business rules and lending programs may be made periodically based on these evaluations. A credit approval hierarchy is enforced to ensure that an underwriter with the appropriate level of authority reviews applications.

Consumer Lending
Consumer lending begins with an evaluation of a consumer borrower’s credit profile against published standards. Credit decisions are made after analyzing quantitative and qualitative factors, including borrower’s ability to repay the loan, collateral values, and considering the transaction from a judgmental perspective.

Consumer products use traditional and measurable standards to document and assess the creditworthiness of a loan applicant. Credit standards follow industry standard documentation requirements. Performance is largely evaluated based on an acceptable pay history along with a quarterly assessment which incorporates current market conditions. Non-traditional loans may also be monitored by way of a quarterly review of the borrower’s refreshed credit score. Loans are placed on non-accrual status at 90 days past due or more, except for government guaranteed loans. When warranted an additional review of the underlying collateral’s loan-to-value may be conducted.

Allowance for Credit Losses
The ACL was $848 million at March 31, 2022, compared to $178 million at December 31, 2021. The ACL as a percentage of total loans and leases was 1.29% at March 31, 2022, compared to 0.55% at December 31, 2021. The increase in the ACL was primarily due to the impact of the CIT Merger. The initial ACL for PCD loans and leases acquired in the CIT Merger (the “Initial PCD ACL”) was $284 million. The Initial PCD ACL was established through the PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed further in Note 2 — Business Combinations. The initial ACL for Non-PCD loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses for the “Initial Non-PCD Provision”.

The ACL is calculated using a variety of factors, including, but not limited to, charge-off and recovery activity, loan growth, changes in macroeconomic factors, collateral type, estimated loan life and changes in credit quality. For the period ended March 31, 2022, the ACL increase since December 31, 2021 was primarily driven by the Initial PCD ACL and Initial Non-PCD ACL discussed above, partially offset by improvements in macroeconomic factors. Forecasted economic conditions are developed using third party macroeconomic scenarios and may be adjusted based on management’s expectations over the life of the portfolio. Significant macroeconomic factors used in estimating the expected losses include unemployment, GDP, home price index, commercial real estate index, corporate profits, and credit spreads. The March 31, 2022 ACL forecast was calculated using scenario weighting of a range of economic scenarios, including a baseline, an upside, and a downside scenario. The scenarios showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2021 ACL and estimate the Initial PCD ACL and Initial Non-PCD Provision at the Merger Date. These loss estimates were also influenced by BancShares’ strong credit quality and low net charge-offs. BancShares determined that an ACL of $848 million was appropriate as of March 31, 2022. In the three months ended March 31, 2022, the ACL on commercial portfolios increased $663 million and the ACL on consumer portfolios increased $7 million, reflecting the CIT Merger.

While management utilizes its best judgment and information available, the ACL is dependent upon factors that are inherently difficult to predict, the most significant being the factors in the economic scenarios. ACL estimates in these scenarios ranged from approximately $625 million to approximately $1.1 billion. BancShares determined that an ACL of $848 million was appropriate as of March 31, 2022.

Table 21
Allowance for Credit Losses

	Three months ended March 31, 2022
dollars in millions	Commercial	Consumer	Total
Balance at December 31, 2021	$80	$98	$178
Initial PCD ACL(1)	270	14	284
Initial Non-PCD Provision	432	22	454
Benefit for credit losses - loans and leases	(23)	(30)	(53)
Total provision (benefit) for credit losses- loans and leases	$409	$(8)	$401
Charge-offs(1)	(28)	(5)	(33)
Recoveries	12	6	18
Balance at March 31, 2022	$743	$105	$848
Annualized net charge-off ratio			0.09%
Net charge-offs (recoveries)	$16	$(1)	$15
Average loans			$65,182
Percent of loans in each category to total loans	76%	24%	100%

	Three months ended March 31, 2021
dollars in millions	Commercial	Consumer	Total
Balance at December 31, 2020	$92	$133	$225
Benefit for credit losses - loans and leases	(3)	(8)	(11)
Charge-offs	(4)	(5)	(9)
Recoveries	2	4	6
Balance at March 31, 2021	$87	$124	$211
Annualized net charge-off ratio			0.03%
Net charge-offs	$2	$1	$3
Average loans			$32,970
Percent of loans in each category to total loans	70%	30%	100%
(1)The Initial PCD ACL related to the CIT Merger was $284 million, net of an additional $243 million for loans that CIT charged-off prior to the Merger Date (whether full or partial) which met BancShares’ charge-off policy at the Merger Date.

Net charge-offs were $15 million during the first quarter of 2022, compared to $3 million during the first quarter of 2021. On an annualized basis, total net charge-offs as a percentage of total average loans and leases was 0.09% and 0.03% for the first quarter of 2022 and 2021, respectively.

The following table provides trends in the ACL ratios.

Table 22
Allowance for Credit Losses Ratios

dollars in millions	March 31, 2022	December 31, 2021
Allowance for credit losses to total loans and leases:	1.29%	0.55%
Allowance for credit losses	$848	$178
Total loans and leases	$65,524	$32,372
Commercial Loans:
Commercial allowance for credit losses to commercial loans and leases:	1.48%	0.35%
Allowance for credit losses - commercial	$743	$80
Commercial loans and leases	$50,101	$22,586
Consumer Loans:
Consumer allowance for credit losses to consumer loans and leases:	0.69%	1.01%
Allowance for credit losses - consumer	$105	$98
Consumer loans and leases	$15,423	$9,786

The reserve for unfunded loan commitments was $75 million and $12 million at March 31, 2022 and December 31, 2021, respectively. The increase was driven by the additional commitments from the CIT Merger. The additional off-balance sheet commitments primarily reflect loan commitments or lines of credit and DPAs. See Note 23 — Commitments and Contingencies for information relating to off-balance sheet commitments and Note 1 — Accounting Policies and Basis of Presentation for discussion on the ACL for unfunded commitments.

Credit Metrics
Non-performing Assets
Nonperforming assets include non-accrual loans and leases and OREO. At March 31, 2022, BancShares’ nonperforming assets totaled $581 million, an increase of $420 million since December 31, 2021, reflecting the added balances of the CIT Merger portfolio.

The following table presents total nonperforming assets.

Table 23
Non-Performing Assets

dollars in millions	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial loans	$426	$45
Consumer loans	112	76
Total non-accrual loans	$538	$121
Other real estate owned	43	40
Total non-performing assets	$581	$161

Allowance for credit losses to total loans and leases:	1.29%	0.55%
Ratio of total nonperforming assets to total loans, leases and other real estate owned	0.89%	0.49%
Ratio of non-accrual loans and leases to total loans and leases	0.82%	0.37%
Ratio of allowance for credit losses to non-accrual loans and leases	157.55%	148.37%

Non-accrual loans and leases at March 31, 2022 were $538 million, reflecting an increase of $417 million since December 31, 2021. Non-accrual loans and leases as a percentage of total loans and leases was 0.82% and 0.37% at March 31, 2022 and December 31, 2021, respectively. The increases were driven by the CIT Merger. The increase in consumer non-accrual loans primarily reflects the addition of a legacy CIT single family residential loan portfolio. At March 31, 2022, OREO totaled $43 million, representing an increase of $3 million since December 31, 2021. Nonperforming assets as a percentage of total loans, leases and OREO was 0.89% as of March 31, 2022 compared to 0.49% as of December 31, 2021.

Past Due Accounts
The percentage of loans 30 days or more past due was 0.81% of loans at March 31, 2022 and 0.43% at December 31, 2021. Delinquency status of loans is presented in Note 4 — Loans and Leases

Troubled Debt Restructurings
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

Table 24
Troubled Debt Restructurings

	March 31, 2022			December 31, 2021
dollars in millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Accruing TDRs	$103	$48	$151	$97	$49	$146
Nonaccruing TDRs	28	24	52	21	25	46
Total TDRs	$131	$72	$203	$118	$74	$192

Concentration Risk
We maintain a well-diversified loan portfolio and seek to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries.

Commercial Concentrations
Geographic Concentrations
The following table summarizes state concentrations greater than 5.0% of our loans. Data is based on obligor location unless secured by real estate, then data based on property location.

Table 25
Commercial Loans - Geography

dollars in millions	March 31, 2022		December 31, 2021
State
California	$8,701	17.4%	$3,163	14.0%
North Carolina	7,973	15.9%	7,181	31.8%
Texas	3,235	6.5%	879	3.9%
Florida	3,020	6.0%	1,496	6.6%
South Carolina	2,969	5.9%	2,855	12.6%
All other states	22,784	45.5%	7,012	31.1%
Total U.S.	$48,682	97.2%	$22,586	100.0%
Total International	1,419	2.8%	—	—%
Total	$50,101	100.0%	$22,586	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 26
Commercial Loans - Industry

dollars in millions	March 31, 2022		December 31, 2021
Real Estate	$11,233	22.4%	$4,279	18.9%
Healthcare	8,311	16.6%	6,997	31.0%
Transportation, communication, gas, utilities	4,156	8.3%	774	3.4%
Manufacturing	4,092	8.2%	1,347	6.0%
Business Services	4,053	8.1%	2,307	10.2%
Retail	3,832	7.6%	1,301	5.8%
Finance and insurance	3,228	6.4%	1,361	6.0%
Service industries	3,199	6.4%	722	3.2%
Wholesale	2,198	4.4%	882	3.9%
Other	5,799	11.6%	2,615	11.6%
Total	$50,101	100.0%	$22,585	100.0%

Consumer Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based upon property address.

Table 27
Consumer Loans Geographic Concentrations

	March 31, 2022		December 31, 2021
dollars in millions	Net Investment	% of Total	Net Investment	% of Total
State
North Carolina	$5,013	32.5%	$4,931	50.4%
California	3,616	23.4%	161	1.6%
South Carolina	2,682	17.4%	2,626	26.9%
Other states	4,112	26.7%	2,068	21.1%
Total loans	$15,423	100.0%	$9,786	100.0%

Counterparty Risk
We enter into interest rate derivatives and foreign exchange forward contracts as part of our overall risk management practices and also on behalf of our clients. We establish risk metrics and evaluate and manage the counterparty risk associated with these derivative instruments in accordance with the comprehensive Risk Management Framework and Risk Appetite Framework.

Counterparty credit exposure or counterparty risk is a primary risk of derivative instruments, relating to the ability of a counterparty to perform its financial obligations under the derivative contract. We seek to control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures, which are integrated with our cash and issuer related credit processes.

The Chief Credit Officer, or delegate, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements for BancShares’ risk management purposes and for the hedging of client transactions are executed with major financial institutions and are settled through the major clearing exchanges, which are rated investment grade by nationally recognized statistical rating agencies. Credit exposure is mitigated via the exchange of collateral between the counterparties covering mark-to-market valuations. Client related derivative transactions, which are primarily related to lending activities, are incorporated into our loan underwriting and reporting processes.

ASSET RISK

Asset risk is a form of price risk and is a primary risk of our leasing businesses related to the risk to earning of capital arising from changes in the value of owned leasing equipment. Reflecting the addition of operating lease equipment and additional asset-based lending from the CIT Merger, we are subject to increased asset risk. Asset risk in our leasing business is evaluated and managed in the divisions and overseen by risk management processes. In our asset based lending business, we also use residual value guarantees to mitigate or partially mitigate exposure to end of lease residual value exposure on certain of our finance leases. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic periodic residual value reviews, and (3) monitoring levels of residual realizations. Residual realizations, by business and product, are reviewed as part of the quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

In combination with other risk management and monitoring practices, asset risk is monitored through reviews of the equipment markets including utilization rates and traffic flows, the evaluation of supply and demand dynamics, the impact of new technologies and changes in regulatory requirements on different types of equipment. At a high level, demand for equipment is correlated with GDP growth trends for the markets the equipment serves, as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in trade flows due to specific events represent risks to the earnings that can be realized by these businesses. For instance, in the Rail business, BancShares seeks to mitigate these risks by maintaining a relatively young fleet of assets, which can bolster attractive lease and utilization rates.
MARKET RISK
Interest rate risk management

BancShares is exposed to the risk that changes in market conditions or government policy may affect interest rates and negatively impact earnings. The risk arises from the nature of BancShares’ business activities, the composition of BancShares’ balance sheet, and changes in the level or shape of the yield curve. BancShares manages this inherent risk strategically based on prescribed guidelines and approved limits.

Interest rate risk can arise from many of the BancShares’ business activities, such as lending, leasing, investing, deposit taking, derivatives, and funding activities. We evaluate and monitor interest rate risk primarily through two metrics.
•Net Interest Income Sensitivity (“NII Sensitivity”) measures the net impact of hypothetical changes in interest rates on forecasted NII; and
•Economic Value of Equity (“EVE Sensitivity”) measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

BancShares uses a holistic process to measure and monitor both short term and long term risks which includes, but is not limited to, gradual and immediate parallel rate shocks, changes in the shape of the yield curve, and changes in the relationship of various yield curves. NII Sensitivity generally focuses on shorter term earnings risk, while EVE Sensitivity assesses the longer-term risk of the existing balance sheet.

Our exposure to NII Sensitivity is guided by BancShares risk appetite framework and a range of risk metrics and BancShares may utilize tools across the balance sheet to adjust its interest rate risk exposures, including through business line actions and actions within the investment, funding and derivative activities.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities, which is generally concentrated at the short end of the yield curve.

Our funding sources consist primarily of non-maturity deposits and time deposits. We also support our funding needs through wholesale funding sources (including unsecured and secured borrowings).

The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly assess the effect of deposit rate changes on our balances and seek to achieve optimal alignment between assets and liabilities.

Table 28 below summarizes the results of 12-month NII Sensitivity simulations produced our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporates additional assumptions, such as, but not limited to prepayment estimates, pricing estimates and deposit behaviors. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and 25 and 100 bps decrease from the market-based forward curve for March 31, 2022 and December 2021.

Table 28
Net Interest Income Sensitivity Simulation Analysis

	Estimated (decrease) increase in net interest income
Change in interest rate (basis points)	March 31, 2022	December 31, 2021
-100	(6.10)%	(5.77)%
-25	(1.50)%	(1.15)%
+25	1.60%	1.05%
+100	6.10%	3.21%
+200	12.20%	6.30%

NII Sensitivity metrics at March 31, 2022, compared to December 31, 2021, were primarily affected by the addition of CIT assets and liabilities, and subsequent debt redemptions. BancShares continues to have an asset sensitive interest rate risk profile. The potential upside to forecasted earnings is largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as modest estimates of future deposit betas. Approximately 45% of our loans have floating contractual reference rates, indexed primarily to 1-month LIBOR, 3-month LIBOR, Prime and Secured Overnight Financing Rate (“SOFR”). Deposit betas for the combined company are modeled and have a portfolio average of 20%-25%, which blends the lower beta deposits of legacy FCB with the higher betas from legacy CIT. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in value of the economic value of equity driven by changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity is calculated by estimating the change in the net present value of assets, liabilities, and off balance sheet items under various rate movements.

Table 29 presents the EVE profile as of March 31, 2022 and December 31, 2021.

Table 29
Economic Value Of Equity Modeling Analysis

	Estimated (decrease) increase in EVE
Change in interest rate (basis points)	March 31, 2022	December 31, 2021
-100	(7.90)%	(13.68)%
-25	(1.80)%	—%
+100	6.40%	6.10%
+200	8.40%	5.93%

The economic value of equity metrics at March 31, 2022 compared to December 31, 2021, were primarily affected by the CIT Merger, coupled with increasing market interest rates.

In addition to the above reported sensitivities, a wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Scenarios that impact management volumes, specific risk events, or the sensitivity to key assumptions are also evaluated.

We use results of our various interest rate risk analyses to formulate and implement asset and liability management strategies, in coordination with the Asset Liability Committee, to achieve the desired risk profile, while managing our objectives for market risk and other strategic objectives. Specifically, we may manage our interest rate risk position through certain pricing strategies and product design for loans and deposits, our investment portfolio, funding portfolio, or by using off balance sheet derivatives to mitigate earnings volatility.

The above sensitivities provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, or changes in the competition for business in the industries we serve. They also do not account for other business developments and other actions. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations is not intended to represent our current view of the expected range of future interest rate movements.

Table 30 provides loan maturity distribution information.

Table 30
Loan Maturity Distribution

	At March 31, 2022, maturing
dollars in millions	Within One Year	One to Five Years	Five to 15 Years	After 15 years	Total
Commercial
Commercial construction	$563	$1,368	$605	$97	$2,633
Owner occupied commercial mortgage	549	3,886	8,623	496	13,554
Non-owner occupied commercial mortgage	2,133	4,966	1,934	259	9,292
Commercial and industrial	6,550	12,362	3,373	117	22,402
Leases	742	1,427	51	—	2,220
Total commercial	$10,537	$24,009	$14,586	$969	$50,101
Consumer
Residential mortgage	275	1,085	3,456	6,895	11,711
Revolving mortgage	114	222	95	1,410	1,841
Consumer auto	10	627	683	—	1,320
Consumer other	296	129	88	38	551
Total consumer	$695	$2,063	$4,322	$8,343	$15,423
Total loans and leases	$11,232	$26,072	$18,908	$9,312	$65,524

Table 31 provides information regarding the sensitivity of loans and leases to changes in interest rates.

Table 31
Loan Interest Rate Sensitivity

	Loans maturing one year or after with
dollars in millions	Fixed interest rates	Variable interest rates
Commercial
Commercial construction	$853	$1,217
Owner occupied commercial mortgage	11,353	1,592
Non-owner occupied commercial mortgage	2,608	4,552
Commercial and industrial	6,933	8,979
Leases	1,477	—
Total commercial	$23,224	$16,340
Consumer
Residential mortgage	6,912	4,524
Revolving mortgage	38	1,688
Consumer auto	1,311	—
Consumer other	215	40
Total consumer	$8,476	$6,252
Total loans and leases	$31,700	$22,592

Reference Rate Reform
The administrator of LIBOR has announced that publication of the most commonly used U.S. Dollar LIBOR will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative on December 31, 2021. The U.S. federal banking agencies had also issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. As a result, prior to the CIT Merger, FCB and CIT had ceased originating new products using LIBOR by the end of 2021.

In April 2018, the FRB of New York commenced publication of SOFR, which has been recommended as an alternative to U.S. Dollar LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. However, uncertainty remains as to the transition process and acceptance of SOFR as the primary alternative to LIBOR.

BancShares holds instruments such as loans, investments, derivative products, and other financial instruments that use LIBOR as a benchmark rate. However, BancShares’ LIBOR exposure is primarily to tenures other than one week and two-month USD LIBOR.

LIBOR is a benchmark interest rate for most of our floating rate loans, as well as certain liabilities and off-balance sheet exposures. We continue to monitor industry and regulatory developments and have a well-established transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. Coordination is being handled by a cross-functional project team governed by executive sponsors. Its mission is to work with our businesses to ensure a smooth transition for BancShares and its customers to an appropriate LIBOR alternative. Certain financial markets and products have already migrated to alternatives. The project team ensures that BancShares is ready to move quickly and efficiently as consensus around LIBOR alternatives emerge. BancShares has processes in place to complete its review of the population of legal contracts impacted by the LIBOR transition, and updates to our operational systems and processes are substantially in place.

BancShares is utilizing SOFR as our preferred replacement index for LIBOR. However, we are positioned to accommodate other alternative reference rates (e.g. credit sensitive rates) in response to how the market evolves.

LIQUIDITY RISK MANAGEMENT

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stressed environments. Consistent with this strategy, we maintain significant amounts of Available Cash and High-Quality Liquid Securities. Additional sources of liquidity include FHLB borrowing capacity, committed credit facilities, repurchase agreements, Brokered CD issuances, unsecured debt issuances, and cash collections generated by portfolio asset sales to third parties.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. We measure and forecast liquidity and liquidity risks under different hypothetical scenarios and across different horizons. We use a liquidity stress testing framework to better understand the range of potential risks and their impacts to which BancShares is exposed. Stress test results inform our business strategy, risk appetite, levels of liquid asset, and contingency funding plans. Also included among our liquidity measurement tools are key risk indicators that assist in identifying potential liquidity risk and stress events.

BancShares maintains a framework to establish liquidity risk tolerances, monitoring, and breach escalation protocol to alert management of potential funding and liquidity risks and to initiate mitigating actions as appropriate. Further, BancShares maintains a contingent funding plan which details protocols and potential actions to be taken under liquidity stress conditions.

Liquidity includes Available Cash and High Quality Liquid Securities. At March 31, 2022 we had $21.5 billion of total Liquid Assets (20% of total assets) and $17.5 billion of contingent liquidity sources available.

Table 32
Liquidity

dollars in millions	March 31, 2022
Available Cash	$9,075
High Quality Liquid Securities	12,457
Liquid Assets	$21,532

FHLB capacity(1)	$13,143
FRB capacity	4,242
Line of credit with bank	75
Total contingent sources	$17,460
Total Liquid Assets and contingent sources	$38,992
(1)See Table 33 for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is our branch-generated deposit portfolio due to the generally stable balances and low cost. Deposits totaled $91.6 billion and $51.4 billion at March 31, 2022 and December 31, 2021, respectively. Borrowings totaled $3.3 billion and $1.8 billion at March 31, 2022 and December 31, 2021, respectively. Borrowings consist of long-term debt, FHLB advances and securities sold under customer repurchase agreements.

A source of available funds is advances from the FHLB of Atlanta. We may pledge assets for secured borrowing transactions, which include borrowings from the FHLB and/or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, securities, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances
Table 33
FHLB Balances

	March 31, 2022	December 31, 2021
dollars in millions	Total	Total
Total borrowing capacity	$13,782	$9,564
Less:
Advances	639	645
Available capacity	$13,143	$8,919
Pledged non-PCD loans (contractual balance)	$19,889	$14,507
Weighted Average Rate	1.27%	1.28%

Under borrowing arrangements with the FRB of Richmond, FCB has access to an additional $4.2 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2022 and December 31, 2021.

Commitments and Contractual Obligations
Table 34 identifies significant obligations and commitments as of March 31, 2022, representing required and potential cash outflows. See Note 23 — Commitments and Contingencies, for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Table 34
Commitments and Contractual Obligations

Type of obligation	Payments due by period
dollars in millions	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$6,765	$1,918	$436	$123	$9,242
Short-term borrowings	616	—	—	—	616
Long-term obligations	94	683	347	1,552	2,676
Total contractual obligations	$7,475	$2,601	$783	$1,675	$12,534
Commitments:
Financing commitments	$11,051	$4,724	$1,983	$4,049	$21,807
Letters of credit	169	98	76	23	366
Deferred purchase agreements	2,097	—	—	—	2,097
Lessor commitments	513	—	—	—	513
Affordable housing partnerships(1)	84	137	14	7	242
Total commitments	$13,914	$4,959	$2,073	$4,079	$25,025
(1)On-balance sheet commitments, included in other liabilities.

CAPITAL

Capital requirements applicable to BancShares’ are discussed in Item 1. Business - Regulation, subsections “Regulatory Considerations” of our 2021 Annual Report.

BancShares maintains a comprehensive capital adequacy process. BancShares establishes internal capital risk limits and warning thresholds, which utilize Risk-Based and Leverage-Based Capital calculations, internal and external early warning indicators, its capital planning process, and stress testing to evaluate BancShares' capital adequacy for multiple types of risk in both normal and stressed environments. The capital management framework requires contingency plans be defined and may be employed at management’s discretion.

Capital Composition and Ratios
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
The table below shows activities that caused the change in outstanding Class A Common Stock for the quarter.

Table 35
Changes in Shares of Class A Common Stock Outstanding

Three months ended March 31, 2022
Class A shares outstanding at beginning of period	8,811,220
Share issuance in conjunction with the CIT Merger	6,140,010
Restricted stock units vested, net of shares held to cover taxes	45,095
Class A shares outstanding at end of period	14,996,325

We also had 1,005,185 Class B Common Stock outstanding at March 31, 2022 and December 31, 2021.

We are committed to effectively managing our capital to protect our depositors, creditors and stockholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate given growth projections, risk profile and potential changes in the regulatory or external environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive loss within stockholders’ equity. These amounts are excluded from regulatory in the calculation of our regulatory capital ratios under current regulatory guidelines.

Table 36
Analysis of Capital Adequacy

	Requirements to be Well-Capitalized	March 31, 2022		December 31, 2021
dollars in millions		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$12,117	14.47%	$5,042	14.35%
Tier 1 risk-based capital	8.00%	10,377	12.39%	4,380	12.47%
Common equity Tier 1	6.50%	9,496	11.34%	4,041	11.50%
Tier 1 leverage ratio	5.00%	10,377	9.55%	4,380	7.59%

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$11,925	14.25%	$4,858	13.85%
Tier 1 risk-based capital	8.00%	10,641	12.71%	4,651	13.26%
Common equity Tier 1	6.50%	10,641	12.71%	4,651	13.26%
Tier 1 leverage ratio	5.00%	10,641	9.81%	4,651	8.07%

As of March 31, 2022, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. At March 31, 2022, BancShares and FCB had total risk-based capital ratio conservation buffers of 6.47% and 6.25%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had total risk-based capital ratio conservation buffers were 6.35% and 5.85%. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of March 31, 2022 and December 31, 2021 over the Basel III minimum. Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

Accounting policies related to the ACL are considered critical accounting estimates as described in our 2021 Annual Report. The ACL as of March 31, 2022 is discussed in Note 5 — Allowance for credit Losses and the Credit Risk Management section of Item II in this Quarterly Report on Form 10-Q.

Fair values of loans acquired in and the core deposit intangibles associated with the CIT Merger are considered critical accounting estimates. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the merger and other future events that are highly subjective in nature and may require adjustments. The fair values for these items are further discussed in Note 2 — Business Combinations.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements were issued by the FASB but are not yet effective for BancShares.

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Issued March 2020

ASU 2021-01 - Reference Rate Reform (Topic 848): Scope

Issued January 2021

The amendments in these updates apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
Allows entities to prospectively apply certain optional expedients for contract modifications and removes the requirements to remeasure contract modifications or de-designate hedging relationships. In addition, potential sources of ineffectiveness as a result of reference rate reform may be disregarded when performing certain effectiveness assessments.
ASU 2021-01 refines the scope of ASC 848 and clarifies which optional expedients may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified in connection with the market-wide transition to new reference rates.
Guidance in these ASUs are effective as of March 12, 2020 through December 31, 2022.
The amendments are effective for all entities at issuance date of March 12, 2020, and once adopted will apply to contract modifications made and hedging relationships entered into on or before December 31, 2022. BancShares is in the process of evaluating the optional expedients as applicable for eligible contract modifications and any hedge relationships. However, we do not expect to have a material impact on the financial statements.
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method Issued March 2022
The amendments in this Update allows entities to designate multiple hedged layers of a single closed portfolio, and expands the scope of the portfolio layer method to include non-prepayable financial assets.
Provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method.
In addition, as of the adoption date the Update permits reclassification of debt securities from the held-to-maturity category to the available-for-sale category if the entity intends to include those securities in a portfolio designated in a portfolio layer method hedge.
Also provides 30 days post adoption to reclassify securities and include them in a hedged closed portfolio.

Effective for BancShares as of January 1, 2023. Early adoption is permitted.
The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis.
BancShares is currently evaluating timing of adoption of this guidance and the impact of the guidance on its consolidated financial statements and disclosures.

ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures Issued March 2022 Issued March 2022
The amendments in this ASU eliminates the recognition and measurement guidance for TDRs for creditors that have adopted the CECL model and enhances disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty.

The guidance also requires disclosure of current-period gross write-offs by year of origination in the vintage disclosure.

Effective for BancShares as of January 1, 2023. Early adoption is permitted.
Provides the option to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures.
Allows adoption using either a prospective or modified retrospective transition methods. Under prospective method, entities are permitted to apply this guidance to modifications occurring after the first day of the fiscal year of adoption. If the modified retrospective transition method is elected, a cumulative effect adjustment to retained earnings is recorded in the period of adoption to recognize any change in the allowance for credit losses that had been recognized for receivables previously modified in a TDR.

BancShares is currently evaluating the transition methods and timing of adoption, along with the impact on its consolidated financial statements and disclosures.

GLOSSARY OF KEY TERMS

To assist the users of this document, we have added the following Glossary of key terms:

Adjusted Interest-Earnings Assets is a non-GAAP measure that is the sum of loans and leases (as defined below, less the credit balances of factoring clients), loans and leases held for sale, interest-bearing cash, investment securities, and securities purchased under agreements to resell.

Allowance for Credit Losses (“ACL”) reflects the estimated credit losses over the full remaining expected life of the portfolio. See CECL below.
Assets Held for Sale include loans and operating lease equipment that we no longer have the intent or ability to hold until maturity. As applicable, assets held for sale could also include a component of goodwill associated with portfolios or businesses held for sale.

Available Cash consists of the unrestricted portions of ‘Cash and due from banks’ and ‘Interest-bearing deposits at banks’, excluding cash not accessible for liquidity, such as vault cash and deposits in transit.

Available for sale is a classification that pertains to debt securities. We classify debt securities as available for sale when they are not considered trading securities, securities carried at fair value, or held-to-maturity securities. Available for sale securities are included in investment securities in the balance sheet.

Average Interest-Earning Assets is a non-GAAP measure that is computed using daily balances of Interest-Earning Assets. We use this average for certain key profitability ratios, including NIM (as defined below) for the respective period.

Average Loans and Leases is computed using daily balances and is used to measure the rate of return on loans and leases (finance leases) and the rate of net charge-offs, for the respective period.

Capital Conservation Buffer (“CCB”) is the excess 2.5% of each of the capital tiers that banks are required to hold in accordance with Basel III rules, above the minimum CET 1 Capital, Tier 1 capital and Total capital requirements, designed to absorb losses during periods of economic stress.

Common Equity Tier 1 ("CET1"), Additional Tier 1 Capital, Tier 1 Capital, Tier 2 Capital, and Total Capital are regulatory capital measures as defined in the capital adequacy guidelines issued by the Federal Reserve. CET1 is common stockholders' equity reduced by capital deductions such as goodwill, intangible assets and DTAs that arise from net operating loss and tax credit carryforwards and adjusted by elements of other comprehensive income and other items. Tier 1 Capital is Common Equity Tier 1 Capital plus other Additional Tier 1 Capital instruments, including non-cumulative preferred stock. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes subordinated debt, and qualifying allowance for credit losses and other reserves.

Current Expected Credit Losses (“CECL”) is a forward-looking “expected loss” model used to estimate credit losses over the full remaining expected life of the portfolio. Estimates under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. Generally, the model requires that an ACL be estimated and recognized for financial assets measured at amortized cost within its scope.

Delinquent Loan categorization occurs when payment is not received when contractually due. Delinquent loan trends are used as a gauge of potential portfolio degradation or improvement.

Derivative Contract is a contract whose value is derived from a specified asset or an index, such as an interest rate or a foreign currency exchange rate. As the value of that asset or index changes, so does the value of the derivative contract.

Economic Value of Equity ("EVE") measures the net impact of hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

High Quality Liquid Securities (“HQLS”) consist of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and Agency securities held outright or via reverse repurchase agreements.

Impaired Loan is a loan for which, based on current information and events, it is probable that BancShares will be unable to collect all amounts due according to the contractual terms of the loan.
Interest income includes interest earned on loans, interest-bearing cash balances, debt investments and dividends on investments.

Lease — finance is an agreement in which the party who owns the property (lessor), which is BancShares as part of our finance business, permits another party (lessee), which is our customer, to use the property with substantially all of the economic benefits and risks of asset ownership passed to the lessee. Finance leases are commonly known as sales-type leases and direct finance leases.

Lease — operating is a lease in which BancShares retains ownership of the asset (operating lease equipment, net), collects rental payments, recognizes depreciation on the asset, and retains the risks of ownership, including obsolescence.

Liquid Assets includes Available Cash and HQLS.

Loans and Leases include loans, finance lease receivables, and factoring receivables, and do not include amounts contained within assets held for sale (unless otherwise noted) or operating leases.

Loan-to-Value Ratio ("LTV") is a calculation of a loan's collateral coverage that is used in underwriting and assessing risk in our lending portfolio. LTV is calculated as the total loan obligations (unpaid principal balance) secured by collateral divided by the fair value of the collateral.

Net Interest Income (“NII”) reflects interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings. When divided by average adjusted interest earning assets, the quotient is defined as Net Interest Margin ("NIM").

Net Interest Income Sensitivity ("NII Sensitivity") measures the net impact of hypothetical changes in interest rates on forecasted NII.

Net Operating Loss Carryforward / Carryback ("NOLs") is a tax concept, whereby tax losses in one year can be used to offset taxable income in other years. The rules pertaining to the number of years allowed for the carryback or carryforward of an NOL varies by jurisdiction.

Non-accrual Loans include loans greater than or equal to $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for 90 days or more), unless it is both well secured and in the process of collection. Non-accrual loans also include loans with revenue recognition on a cash basis because of deterioration in the financial position of the borrower.

Non-performing Assets include Non-accrual Loans, OREO, and repossessed assets.

Other Noninterest Income includes (1) fee income and other revenue, (2) wealth management services, (3) gains and losses on leasing equipment, net, (4) Service charges on deposit accounts, (5) factoring commissions, (6) cardholder services, net, (7) merchant services, (8) realized gains and losses on investment securities available for sale, net, (9) marketable equity securities gains and losses, net, (10) gain on acquisition, (11) gain and losses on extinguishments of debt, and (12) other income.

Other Real Estate Owned ("OREO") is a term applied to real estate properties owned by a financial institution and are considered non-performing assets.

Pledged Assets are those required under the collateral maintenance requirement in connection with borrowing availability at the FHLB, which are comprised primarily of consumer and commercial real estate loans and also include certain HQL securities that are available for secured funding at the FHLB.

Purchase Accounting Adjustments (“PAA”) reflect the fair value adjustments to acquired assets and liabilities assumed in a business combination.

Purchased Credit Deteriorated (“PCD”) financial assets are acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment.

Regulatory Credit Classifications used by BancShares are as follows:
•Pass — A pass rated asset is not adversely classified because it does not display any of the characteristics for adverse classification;
•Special Mention — A special mention asset has potential weaknesses which deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification;
•Substandard — A substandard asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected;
•Doubtful — An asset classified as doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values; and
•Loss — Assets classified as loss are considered uncollectible and of such little value it is inappropriate to be carried as an asset. This classification is not necessarily equivalent to any potential for recovery or salvage value, but rather it is not appropriate to defer a full charge-off even though partial recovery may be affected in the future.

Classified assets are rated as substandard, doubtful or loss based on the criteria outlined above. Classified assets can be accruing or on non-accrual depending on the evaluation of the relevant factors. Classified loans plus special mention loans are considered criticized loans.

Residual Values for finance leases represent the estimated value of equipment at the end of its lease term. For operating lease equipment, it is the value to which the asset is depreciated at the end of lease term or at the end of estimated useful life.

Right of Use Asset (“ROU Asset”) represents our right, as lessee, to use underlying assets for the lease term, and lease liabilities represent our obligation to make lease payments arising from the leases.

Risk Weighted Assets ("RWA") is the denominator to which CET1, Tier 1 Capital and Total Capital is compared to derive the respective risk based regulatory ratios. RWA is comprised of both on-balance sheet assets and certain off-balance sheet items (for example loan commitments, purchase commitments or derivative contracts). RWA items are adjusted by certain risk-weightings as defined by the regulators, which are based upon, among other things, the relative credit risk of the counterparty.

Troubled Debt Restructuring ("TDR") occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower's financial difficulties that it would not otherwise consider.

Variable Interest Entity ("VIE") is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities: lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity's operations; and/or have equity owners that do not have an obligation to absorb the entity's losses or the right to receive the entity's returns.

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related origination fees in interest income over the life of the lending transaction and recognize yield-related prepayment fees when the loan is prepaid.

NON-GAAP FINANCIAL MEASUREMENTS

BancShares provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements. BancShares believes that non-GAAP financial measures, when reviewed in conjunction with GAAP financial information, can provide transparency about, or an alternate means of assessing, its operating results and financial position to its investors, analysts and management. These non-GAAP measures should be considered in addition to, and not superior to or a substitute for, GAAP measures presented in BancShares’ consolidated financial statements and other publicly filed reports. In addition, our non-GAAP measures may be different from or inconsistent with non-GAAP financial measures used by other institutions.

Whenever we refer to a non-GAAP financial measure we will generally define and present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation between the U.S. GAAP financial measure and the non-GAAP financial measure. We describe each of these measures below and explain why we believe the measure to be useful.

The following tables provide: (1) a reconciliation of net income (GAAP) to net revenue on operating leases (non-GAAP) for the Rail Segment, and (2) a computation of adjusted interest-earning assets (non-GAAP).

Net Revenue on Operating Leases for Rail Segment
Net revenue on operating leases within the Rail segment is calculated as gross revenue earned on rail car leases less depreciation and maintenance. This metric allows us to monitor the performance and profitability of the rail leases after deducting direct expenses.

The table below presents a reconciliation of net income to net revenue on operating leases.

	Three Months Ended March 31,
dollars in millions	2022	2021
Net income (GAAP measure)	$32	$—
Plus: Provision for income taxes	11	—
Plus: Noninterest expense	16	—
Less: Noninterest income	3	—
Plus: Interest expense, net	19	—
Net revenue on operating leases (non-GAAP measure)	$75	$—

Adjusted Interest-earning Assets
Interest-earning assets (period end balances) (GAAP) displayed in the table below are directly derived from the following line items in the Consolidated Balance Sheets or footnotes thereto: (i) interest-earning deposits at banks; (ii) investment securities; (iii) assets held for sale; and (iv) loans and leases. These represent interest income generating assets and the average of which provides a basis for management performance calculations, such as NII and NIM. We net the liabilities related to the factoring clients as the correlating receivable, which is included in loans and leases, generate commission income, which is noninterest income.

	Three Months Ended March 31, 2022
dollars in millions	Average Balance	Period End Balance
Interest earning assets (GAAP measure)	$96,272	$94,361
Less: credit balances for factoring clients	(1,160)	(1,150)
Adjusted interest earning assets, net of credit balances of factoring clients (non-GAAP measure)	$95,112	$93,211

	Three Months Ended March 31, 2022
dollars in millions	Yield on Interest Earning Assets	Interest Rate Spread	Net Interest Margin
Unadjusted (GAAP measure)	2.95%	2.60%	2.69%
Impact of credit balances for factoring clients	0.04%	0.04%	0.04%
Adjusted (non-GAAP measure)	2.99%	2.64%	2.73%

Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including the military conflict between Russia and Ukraine) and market conditions, the impacts of the global COVID-19 pandemic on BancShares’ business, and customers, the financial success or changing conditions or strategies of BancShares’ customers or vendors, fluctuations in interest rates, rising inflation, actions of government regulators, the availability of capital and personnel, the failure to realize the anticipated benefits of BancShares’ previously announced acquisition transaction(s), including the recently-completed transaction with CIT, which acquisition risks include (1) disruption from the transaction, or recently completed mergers, with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transaction may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities, (3) reputational risk and the reaction of the parties’ customers to the transaction, (4) the risk that the cost savings and any revenue synergies from the transaction may not be realized or take longer than anticipated to be realized, and (5) difficulties experienced in the integration of the businesses. Except to the extent required by applicable law or regulation, BancShares disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in BancShares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and its other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced NII in future periods. As of March 31, 2022, BancShares’ market risk profile has changed since December 31, 2021, primarily due to the CIT Merger. See Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2022, as the result of the acquisition of CIT, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to our acquisition of CIT, is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting).

Part II

Item 1. Legal Proceedings
The Parent Company and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that are expected to have a material effect on BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note 23 — Commitments and Contingencies, which is incorporated by reference into this item.

Item 1A. Risk Factors
There have been no material changes in the risk factors during 2022 from those reported in our 2021 Annual Report, which had contemplated anticipated changes due to the CIT Merger. For a discussion of the risks and uncertainties that management believes are material to an investment in us, see Part I, Item 1A. Risk Factors, of our 2021 Annual Report, and Forward-Looking Statements of this Form 10-Q. Additional risks and uncertainties that are not currently known to management or that management does not currently deem material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, we could be adversely affected, and the market price of our securities could significantly decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the quarter ended March 31, 2022.

Item 5. Other

MERGER PERFORMANCE PLAN

On May 5, 2022, First Citizens BancShares, Inc. (“BancShares”) adopted the First-Citizens Bank & Trust Company Merger Performance Plan (the “Merger Performance Plan”). The purpose of the Merger Performance Plan is to motivate and reward eligible employees of BancShares’ wholly owned subsidiary First-Citizens Bank & Trust Company (the “Bank”) or an affiliate thereof (collectively, the “Company”) with significant involvement in merger integration work following the Company’s acquisition of another financial institution by making a portion of their annual cash compensation dependent on the achievement of conversion and financial milestones, as well as Company and individual performance.

The joint Compensation, Nominations and Governance Committee of BancShares and the Bank (the “CNG Committee”) is responsible for administering the Merger Performance Plan and has authority to make any determination or take any action it deems necessary or advisable for the administration of the Merger Performance Plan, including delegating its authority under the Merger Performance Plan. The CNG Committee designates participants in the Merger Performance Plan, who will be executive-level employees and other employees playing a key role in merger integration, and establishes performance criteria and goals for the earning of cash awards under the Merger Performance Plan with respect to a performance period. Performance criteria selected by the CNG Committee may include company performance metrics, including successful completion of merger integration or business unit integration, achievement of financial and conversion milestones, and individual performance metrics, including individual performance during the performance period relative to others in the business unit, or a combination thereof. Incentive awards, if any, are expected to be paid following the CNG Committee’s determination of the extent to which performance goals have been achieved for the applicable performance period, in cash in a lump sum, less required withholding, with the last payroll in February of the year following the performance period. Generally, participants will need to be actively employed on the date of payment to receive an award, subject to certain exceptions specified in the Merger Performance Plan. The maximum amount that may be paid under the Merger Performance Plan to any one participant in any fiscal year will not exceed $5,000,000. Awards paid to participants will be subject to the provisions of any clawback policy implemented by the Company, including, without limitation, the Company’s Incentive Compensation Policy.

The foregoing description of the Merger Performance Plan is qualified in its entirety by reference to the full text of the Merger Performance Plan, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

2022 AWARDS

Also on May 5, 2022, the CNG Committee approved incentive award opportunities for 2022 for the Company’s named executive officers under the Merger Performance Plan. These incentive award opportunities range by named executive officer up to 400% of base salary (subject to the $5,000,000 limit described above), based on the degree to which applicable performance goals with respect to mergers completed in 2022 are achieved.

The foregoing description of the Merger Performance Plan is qualified in its entirety by reference to the full text of the Merger Performance Plan, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

*10.1	Employment Letter Agreement between Registration and Ellen R. Alemany dated October 15, 2020 (filed herewith)
*10.2	Retention Letter Agreement between Registrant and Marisa Harney dated October 15, 2020 (filed herewith)
*10.3
Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 25, 2022)

*10.4	Merger Performance Plan of Registrant’s subsidiary, First Citizen’s Bank & Trust Company (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
**101.INS	Inline XBRL Instance Document (filed herewith)
**101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
**101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
**104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2022		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ CRAIG L. NIX
Craig L. Nix
Chief Financial Officer