Form 10-Q
period 2022-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2022-08-05
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock— 14,997,506 shares
Class B Common Stock— 1,005,185 shares
(Number of shares outstanding, by class, as of July 31, 2022)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of certain abbreviations and acronyms we use throughout this document. You may find it helpful to refer back to this table. We also include a Glossary of Key Terms in Part 1, Item 2. Management’s Discussion and Analysis.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LOCOM	Lower of the Cost or Market Value
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis
BHC	Bank Holding Company	MSRs	Mortgage Servicing Rights
BOLI	Bank Owned Life Insurance	NCCOB	North Carolina Commissioner of Banks
bps	Basis point(s); 1bp=0.01%	NII	Net Interest Income
CAB	Community Association Banking	NII Sensitivity	Net Interest Income Sensitivity
CECL	Current Expected Credit Losses	NIM	Net Interest Margin
DPA	Deferred Purchase Agreement	OREO	Other Real Estate Owned
DTAs	Deferred Tax Assets	PAA	Purchase Accounting Adjustments
ETR	Effective Tax Rate	PB	Primary Beneficiary
EVE Sensitivity	Economic Value of Equity Sensitivity	PCA	Prompt corrective action
FASB	Financial Accounting Standards Board	PCD	Purchased Credit Deteriorated
FCB	First-Citizens Bank & Trust Company	PD	Probability of Obligor Default
FDIC	Federal Deposit Insurance Corporation	RMG	Risk Management Group
FHA	Federal Housing Administration	ROU	Right of Use
FHLB	Federal Home Loan Bank	RSU	Restricted Stock Unit
FRB	Federal Reserve System	SBA	Small Business Administration
GAAP	Accounting Principles Generally Accepted in the U.S.	SBA-PPP	Small Business Administration Paycheck Protection Plan
GDP	Gross Domestic Product	SOFR	Secured Overnight Financing Rate
HAMP	Home Affordable Modification Program	TDRs	Troubled Debt Restructuring
HOA	Home Owner’s Association	UPB	Unpaid Principal Balance
HQLS	High Quality Liquid Securities	VA	Veteran’s Administration
IRC	Internal Revenue Code	VIE	Variable Interest Entity

PART I

Item 1. Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$583	$338
Interest-earning deposits at banks	6,476	9,115
Investments in marketable equity securities (cost of $73 million at June 30, 2022 and December 31, 2021)	94	98
Investment securities available for sale (cost of $9,857 million at June 30, 2022 and $9,215 million at December 31, 2021)	9,210	9,203
Investment securities held to maturity (fair value of $8,812 million at June 30, 2022 and $3,759 million at December 31, 2021)	9,832	3,809
Assets held for sale	38	99
Loans and leases	67,735	32,372
Allowance for credit losses	(850)	(178)
Loans and leases, net of allowance for credit losses	66,885	32,194
Operating lease equipment, net	7,971	—
Premises and equipment, net	1,415	1,233
Bank-owned life insurance	1,334	116
Goodwill	346	346
Other intangible assets	150	19
Other assets	3,339	1,739
Total assets	$107,673	$58,309
Liabilities
Deposits:
Noninterest-bearing	$26,645	$21,405
Interest-bearing	62,684	30,001
Total deposits	89,329	51,406
Credit balances of factoring clients	1,070	—
Securities sold under customer repurchase agreements	646	589
Federal Home Loan Bank borrowings	1,785	645
Senior unsecured borrowings	892	—
Subordinated debt	1,055	478
Other borrowings	81	72
Other liabilities	2,173	381
Total liabilities	97,031	53,571
Stockholders’ equity
Preferred stock - $0.01 par value (10,000,000 shares authorized at June 30, 2022 and December 31, 2021)	881	340
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 14,997,202 and 8,811,220 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	15	9
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2022 and December 31, 2021)	1	1
Additional paid in capital	5,345	—
Retained earnings	4,865	4,378
Accumulated other comprehensive (loss) income	(465)	10
Total stockholders’ equity	10,642	4,738
Total liabilities and stockholders’ equity	$107,673	$58,309
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions, except share and per share data	2022	2021	2022	2021
Interest income
Interest and fees on loans	$655	$324	$1,276	$647
Interest on investment securities	89	36	172	66
Interest on deposits at banks	13	2	19	4
Total interest income	757	362	1,467	717
Interest expense
Deposits	42	8	81	17
Borrowings	15	8	37	14
Total interest expense	57	16	118	31
Net interest income	700	346	1,349	686
Provision (benefit) for credit losses	42	(20)	506	(31)
Net interest income after provision for credit losses	658	366	843	717
Noninterest income
Rental income on operating leases	213	—	421	—
Fee income and other service charges	39	10	74	21
Wealth management services	37	32	72	64
Service charges on deposit accounts	28	21	56	43
Factoring commissions	27	—	54	—
Cardholder services, net	26	22	51	42
Merchant services, net	9	8	19	17
Insurance commissions	11	4	23	8
Realized gain on sales of investment securities available for sale, net	—	16	—	25
Fair value adjustment on marketable equity securities, net	(6)	12	(3)	28
Bank-owned life insurance	9	—	17	1
Gain on sales of leasing equipment, net	5	—	11	—
Gain on acquisition	—	—	431	—
Gain on extinguishment of debt	—	—	6	—
Other noninterest income	26	8	42	21
Total noninterest income	424	133	1,274	270
Noninterest expense
Depreciation on operating lease equipment	89	—	170	—
Maintenance and other operating lease expenses	47	—	90	—
Salaries and benefits	341	188	693	372
Net occupancy expense	48	28	97	58
Equipment expense	54	29	106	59
Professional fees	15	4	31	8
Third-party processing fees	26	14	50	28
FDIC insurance expense	9	4	21	7
Marketing	9	2	17	4
Merger-related expenses	34	6	169	13
Intangible asset amortization	6	3	12	6
Other noninterest expense	67	22	99	42
Total noninterest expense	745	300	1,555	597
Income before income taxes	337	199	562	390
Income tax expense	82	46	36	90
Net income	$255	$153	$526	$300
Preferred stock dividends	17	5	24	9
Net income available to common stockholders	$238	$148	$502	$291
Earnings per common share
Basic	$14.87	$15.09	$31.52	$29.63
Diluted	$14.86	$15.09	$31.48	$29.63
Weighted average common shares outstanding
Basic	16,023,613	9,816,405	15,918,978	9,816,405
Diluted	16,035,090	9,816,405	15,937,826	9,816,405
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Net income	$255	$153	$526	$300
Other comprehensive income (loss), net of tax
Net unrealized loss (gain) on securities available for sale	(163)	7	(481)	(44)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	—	—	1	—
Net change in pension obligations	3	5	5	10
Other comprehensive (loss) income, net of tax	$(160)	$12	$(475)	$(34)
Total comprehensive income	$95	$165	$51	$266
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at March 31, 2022	$881	$15	$1	$5,344	$4,634	$(305)	$10,570
Net income	—	—	—	—	255	—	255
Other comprehensive loss, net of tax	—	—	—	—	—	(160)	(160)
Stock based compensation	—	—	—	1	—	—	1
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(7)	—	(7)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(9)	—	(9)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2022	881	15	1	5,345	4,865	(465)	10,642

Balance at March 31, 2021	340	9	1	—	4,005	(34)	4,321
Net income	—	—	—	—	153	—	153
Other comprehensive income, net of tax	—	—	—	—	—	12	12
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(4)	—	(4)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(5)	—	(5)
Balance at June 30, 2021	$340	$9	$1	$—	$4,149	$(22)	$4,477

	Six Months Ended June 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$340	$9	$1	$—	$4,378	$10	$4,738
Net income	—	—	—	—	526	—	526
Other comprehensive loss, net of tax	—	—	—	—	—	(475)	(475)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	72	—	—	72
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(14)	—	(14)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(9)	—	(9)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2022	881	15	1	5,345	4,865	(465)	10,642

Balance at December 31, 2020	340	9	1	—	3,867	12	4,229
Net income	—	—	—	—	300	—	300
Other comprehensive loss, net of tax	—	—	—	—	—	(34)	(34)
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(8)	—	(8)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared	—	—	—	—	(9)	—	(9)
Balance at June 30, 2021	$340	$9	$1	$—	$4,149	$(22)	$4,477

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
dollars in millions	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$526	$300
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision (benefit) for credit losses	506	(31)
Deferred tax expense	14	13
Depreciation, amortization, and accretion, net	271	67
Stock based compensation expense	14	—
Realized gain on sales of investment securities available for sale, net	—	(25)
Fair value adjustment on marketable equity securities, net	3	(28)
Gain on sales of loans, net	(13)	(20)
Gain on sales of operating lease equipment, net	(4)	—
Gain on sales of premises and equipment, net	(4)	—
Gain on other real estate owned, net	(6)	(2)
Gain on acquisition	(431)	—
Gain on extinguishment of debt	(6)	—
Origination of loans held for sale	(342)	(597)
Proceeds from sales of loans held for sale	386	562
Net change in other assets	371	(773)
Net change in other liabilities	266	(23)
Other operating activities	(308)	(8)
Net cash provided by (used in) operating activities	1,243	(565)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(2,616)	102
Purchases of investment securities available for sale	(1,284)	(2,956)
Purchases of investment securities held to maturity	—	(1,012)
Proceeds from maturities of investment securities available for sale	665	1,570
Proceeds from maturities of investment securities held to maturity	526	414
Proceeds from sales of investment securities available for sale	—	1,078
Proceeds from sales of investments in marketable equity securities	—	1
Net decrease (increase) in interest-earning deposits at banks	5,514	(3,524)
Proceeds from sales of other real estate owned	22	21
Proceeds from sales of loans	116	—
Proceeds from sales of premises and equipment	12	1
Proceeds from sales of operating lease equipment	40	—
Purchases of premises and equipment	(39)	(51)
Purchases of operating lease equipment	(339)	—
Acquisition, net of cash acquired	134	—
Other investing activities	(71)	(30)
Net cash provided by (used in) investing activities	2,680	(4,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	(1,676)	(267)
Net change in demand and other interest-bearing deposits	(110)	5,247
Net increase in short-term borrowings	57	51
Repayment of long-term borrowings	(3,542)	(24)
Proceeds from issuance of long-term borrowings	1,652	—
Cash dividends paid	(38)	(23)
Other financing activities	(21)	—
Net cash (used in) provided by financing activities	(3,678)	4,984
Change in cash and due from banks	245	33
Cash and due from banks at beginning of period	338	362
Cash and due from banks at end of period	$583	$395

	Six Months Ended June 30,
dollars in millions	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$209	$32
Income taxes	(2)	867
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	2	5
Transfers of premises and equipment to other real estate	12	7
Dividends declared but not paid	1	—
Transfer of assets from held for investment to held for sale	59	57
Transfer of assets from held for sale to held for investment	25	2
Loans held for sale exchanged for investment securities	38	126
Commitments extended during the period on affordable housing investment credits	20	15
Issuance of common stock as consideration for acquisition	5,279	—
Issuance of common stock for stock based compensation	73	—
Issuance of preferred stock as consideration for acquisition	541	—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements
NOTE 1 — ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or “the Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate more than 550 branches in 22 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions impacting the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. BancShares considers the allowance for credit losses (“ACL”) to be a significant estimate.

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

On January 3, 2022, BancShares completed its previously announced merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “Merger Agreement”). Results as of and for the three and six months ended June 30, 2022 include activity of the combined entity. See Note 2 — Business Combinations, for additional information.

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

Loans and Leases
Loan Classes
We re-evaluated our loan classes to reflect the characteristics of BancShares’ portfolio. The changes to the loan classes primarily include: (i) reclassifying Small Business Administration Paycheck Protection Program (“SBA-PPP”) loans into the commercial and industrial class, (ii) identifying a separate loan class for leases, and (iii) purchased credit deteriorated (“PCD”) loans are no longer a separate loan class. The following represent our classes of loans as of June 30, 2022. Prior period disclosures have been conformed to the current presentation.

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

Owner Occupied Commercial Mortgage - Owner occupied commercial mortgage consists of loans to purchase or refinance owner occupied nonresidential properties. This includes office buildings, other commercial facilities and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

Non-owner Occupied Commercial Mortgage - Non-owner occupied commercial mortgage consists of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

Commercial and Industrial - Commercial and industrial loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and business credit cards. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

Factoring - We provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). The most prevalent risk in factoring transactions is customer credit risk, which relates to the financial inability of a customer to pay undisputed factored trade accounts receivable.

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

Assets Held for Sale
Assets held for sale at June 30, 2022 primarily consist of residential mortgage loans held for sale of $22 million carried at fair value and commercial loans held for sale of $13 million carried at the lower of the cost or fair market value less disposal costs (“LOCOM”).

Goodwill
BancShares applied the acquisition method of accounting for the CIT Merger. The fair value of the net assets acquired exceeded the purchase price. Consequently, there was a gain on acquisition (and no goodwill) related to the CIT Merger as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at June 30, 2022 and December 31, 2021. The entire balance of goodwill relates to business combinations that BancShares completed prior to the CIT Merger. All of the goodwill relates to the General Banking reporting unit. There was no goodwill impairment during the three or six month periods ended June 30, 2022. Goodwill and other intangibles are discussed further in Note 7 — Goodwill and Other Intangibles.

Derivative Financial Instruments
BancShares did not have any significant derivative financial instruments prior to completion of the CIT Merger. However, BancShares acquired various derivative financial instruments in connection with the CIT Merger as further described in Note 13 — Derivative Financial Instruments. BancShares manages economic risk and exposure to interest rate and foreign currency risk through derivative transactions in over-the-counter markets with other financial institutions. BancShares also offers derivative products to its customers in order for them to manage their interest rate and currency risks. BancShares does not enter into derivative financial instruments for speculative purposes.

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

BancShares documents, at inception, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, BancShares designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances. BancShares does not have any qualifying fair value, cash flow or net investment hedges as of June 30, 2022.

BancShares provides interest rate derivative contracts to support the business requirements of its customers. The derivative contracts include interest rate swap agreements and interest rate cap and floor agreements wherein BancShares acts as a seller of these derivative contracts to its customers. To mitigate the market risk associated with these customer derivatives, BancShares enters into similar offsetting positions with broker-dealers.

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

Bank-Owned Life Insurance (“BOLI”)
Banks can purchase life insurance policies on the lives of certain officers and employees and are the owner and beneficiary of the policies. These policies, known as BOLI, offset the cost of providing employee benefits. BancShares had BOLI of $1.3 billion and $116 million at June 30, 2022 and December 31, 2021, respectively. BancShares acquired BOLI of $1.2 billion in the CIT Merger. BancShares records BOLI as a separate line item in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded as other noninterest income in the Consolidated Statements of Income.

Impairment of Operating Lease Equipment
BancShares did not have significant amounts of equipment related to operating leases prior to completion of the CIT Merger. BancShares has operating lease equipment of approximately $8.0 billion, primarily related to the Rail segment, at June 30, 2022. A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of long-lived assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If a long-lived asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the long-lived asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value is below the projected book value at the end of the depreciable life. Assets to be disposed of are included in assets held for sale in the Consolidated Balance Sheets and are reported at LOCOM.

Stock-Based Compensation
BancShares did not have stock-based compensation awards prior to completion of the CIT Merger. Certain CIT employees received grants of restricted stock unit awards (“CIT RSUs”) or performance stock unit awards (“CIT PSUs”). Upon completion of the CIT Merger and pursuant to the terms of the Merger Agreement, (i) the CIT RSUs and PSUs converted into “BancShares RSUs” based on the 0.062 exchange ratio (the “Exchange Ratio”) and (ii) the BancShares RSUs became subject to the same terms and conditions (including vesting terms, payment timing and rights to receive dividend equivalents) applicable to the CIT RSUs and CIT PSUs, except that vesting for the converted CIT PSUs was no longer subject to any performance goals or metrics. Upon completion of the CIT Merger, the fair value of the BancShares RSUs was determined based on the closing share price of the Parent Company’s Class A Common Stock (the “Class A Common Stock”) on January 3, 2022. The fair value of the BancShares RSUs is (i) included in the purchase price consideration for the portion related to employee services provided prior to completion of the CIT Merger and (ii) recognized in expenses for the portion related to employee services to be provided after completion of the CIT Merger. For “graded vesting” awards, each vesting tranche of the award is amortized separately as if each were a separate award. For “cliff vesting” awards, compensation expense is recognized over the requisite service period. BancShares recognizes the effect of forfeitures in compensation expense when they occur. In the event of involuntary termination of employees after the Merger Date, vesting occurs on the employee termination date for BancShares RSUs subject to change in control provisions. Expenses related to stock-based compensation are included in merger-related expenses in the Consolidated Statements of Income. Stock-based compensation is discussed further in Note 21 — Employee Benefit Plans.

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

Factoring commissions, which are earned in the Commercial Banking segment, are driven by factoring volumes, principally in the retail sectors. Factoring commissions are charged as a percentage of the invoice amount of the receivables assigned to BancShares. The volume of factoring activity and the commission rates charged impact factoring commission income earned. Factoring commissions are deferred and recognized as income over time based on the underlying terms of the assigned receivables. See Commercial Loans and Leases section for additional commentary on factoring.

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

As of June 30, 2022, the fair value measurements remain preliminary. The purchase price allocation is considered preliminary as estimates related to certain loan and lease portfolios, certain deposits, deferred tax assets and liabilities and certain other assets and liabilities are subject to continuing refinement, as we identify and assess information regarding the nature of these assets and liabilities and review the associated valuation assumptions and methodologies. The amounts recorded for current and deferred tax assets and liabilities are considered provisional as we continue to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed.

While BancShares believes that the information available on January 3, 2022 provided a reasonable basis for estimating fair value, as mentioned above, BancShares continues to review information relating to events or circumstances existing at the Merger Date. Purchase accounting could change until management finalizes its analysis of the acquired assets and assumed liabilities, up to one year from the Merger Date.

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

The following table presents the UPB and fair value of the loans and leases acquired by BancShares in the CIT Merger. The UPB for PCD loans and leases includes the PCD Gross-Up of $272 million as discussed further in Note 4 — Loans and Leases.

Loans Acquired

	Loans and Leases
dollars in millions	UPB	Fair Value

Non-PCD loans and leases	$29,542	$29,481
PCD loans and leases	3,550	3,233
Total loans and leases	$33,092	$32,714

Operating Lease Equipment
Operating lease equipment were comprised of two sub-groups: rail and non-rail equipment. Fair values for both were based on the cost approach where market values were not available. The sales approach was used to value rail assets where market information was available, or when replacement cost less depreciation was lower than the current market value. An intangible liability was recorded for net below market lease contracts rental rates, for which fair value was estimated using the income approach and market lease rates and other key inputs.

A discount was recorded for operating lease equipment, which includes railcars, locomotives and other equipment, to reduce it to fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the equipment on a straight line basis. The intangible liability (see Note 7 — Goodwill and Other Intangibles) will be amortized, thereby increasing rental income (a component of noninterest income) over the remaining term of the lease agreements on a straight line basis.

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

Other assets
The following table details other assets acquired:

Other Assets

dollars in millions	Fair Value
Low-income housing tax credits and other investments	$777
Right of use assets	327
Premises and equipment	230
Fair value of derivative financial instruments	209
Counterparty receivables	133
Other	522
Total other assets	$2,198
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

Fair values for property, including leasehold improvements, furniture and fixtures, computer software and other digital equipment were determined using the cost approach. Certain tangible assets that are expected to be sold in the short term were reported at net book. Real estate property, such as land and buildings, was valued using the sales comparison approach, where sales of comparable properties are adjusted for differences to estimate the value of each subject property.

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

Unaudited Pro Forma Information
The amount of interest income, noninterest income and net income of $728 million, $607 million and $266 million, respectively, attributable to the acquisition of CIT were included in BancShares’ Consolidated Statement of Income for the six months ended June 30, 2022. CIT’s interest income, noninterest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and six months ended June 30, 2022 and 2021 as if CIT had been acquired on January 1, 2021. The unaudited estimated pro forma information combines the historical results of CIT with the BancShares’ consolidated historical results and includes certain adjustments for the respective periods. The following key adjustments were made to reflect the pro forma results as if the CIT Merger was completed on January 1, 2021: (i) provision for credit losses of $513 million related to the Non-PCD loans and leases and unfunded commitments; (ii) merger and integration costs of $34 million and $169 million for the three and six months ended June 30, 2022, respectively; (iii) estimated purchase accounting adjustment (“PAA”) accretion and amortization related to fair value adjustments and intangibles associated with the CIT Merger; and (iv) $431 million preliminary gain on acquisition. BancShares expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information should not be relied upon as being indicative of the historical results of operations that would have occurred had the acquisition taken place on January 1, 2021. Actual results may differ from the unaudited pro forma information presented below and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated BancShares

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Interest income	$758	$712	$1,468	$1,438
Noninterest income	425	498	843	1,499
Net income	282	355	617	772

NOTE 3 — INVESTMENT SECURITIES

The following tables as of June 30, 2022 include the investment security balances acquired in the CIT Merger, which were recorded at fair value on the acquisition date. The amortized cost and fair value of investment securities at June 30, 2022 and December 31, 2021, were as follows:

Amortized Cost and Fair Value - Debt Securities

	June 30, 2022
dollars in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,005	$—	$(102)	$1,903
Government agency	191	1	(2)	190
Residential mortgage-backed securities	5,448	1	(429)	5,020
Commercial mortgage-backed securities	1,632	2	(107)	1,527
Corporate bonds	581	2	(13)	570
Total investment securities available for sale	$9,857	$6	$(653)	$9,210
Investment in marketable equity securities	$73	$21	$—	$94
Investment securities held to maturity
U.S. Treasury	$472	$—	$(35)	$437
Government agency	1,544	—	(120)	1,424
Residential mortgage-backed securities	4,633	—	(514)	4,119
Commercial mortgage-backed securities	2,886	—	(323)	2,563
Supranational securities	294	—	(28)	266
Other	3	—	—	3
Total investment securities held to maturity	$9,832	$—	$(1,020)	$8,812
Total investment securities	$19,762	$27	$(1,673)	$18,116

	December 31, 2021
dollars in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,007	$—	$(2)	$2,005
Government agency	221	1	(1)	221
Residential mortgage-backed securities	4,757	8	(36)	4,729
Commercial mortgage-backed securities	1,648	9	(17)	1,640
Corporate bonds	582	27	(1)	608
Total investment securities available for sale	$9,215	$45	$(57)	$9,203
Investment in marketable equity securities	$73	$25	$—	$98
Investment securities held to maturity
Residential mortgage-backed securities	$2,322	$6	$(22)	$2,306
Commercial mortgage-backed securities	1,485	—	(34)	1,451
Other	2	—	—	2
Total investment securities held to maturity	$3,809	$6	$(56)	$3,759
Total investment securities	$13,097	$76	$(113)	$13,060

Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. U.S. Treasury investments represents T-bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Association (“SBA”), Federal Home Loan Bank (“FHLB”) and other agencies. Investments in supranational securities represent securities issued by the World Bank. Investments in corporate bonds represent positions in debt securities of other financial institutions. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions.

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

As of June 30, 2022 and December 31, 2021, no ACL was required for available for sale or held to maturity debt securities. Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At June 30, 2022, accrued interest receivables for available for sale and held to maturity debt securities were $25 million and $17 million, respectively. At December 31, 2021, accrued interest receivables for available for sale and held to maturity debt securities were $22 million and $7 million, respectively. During the three and six months ended June 30, 2022 and 2021, no accrued interest was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

	June 30, 2022		December 31, 2021
dollars in millions	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$—	$—	$—	$—
After one through five years	2,054	1,951	2,049	2,048
After five through 10 years	515	506	523	548
After 10 years	17	16	17	17
Government agency	191	190	221	221
Residential mortgage-backed securities	5,448	5,020	4,757	4,729
Commercial mortgage-backed securities	1,632	1,527	1,648	1,640
Total investment securities available for sale	$9,857	$9,210	$9,215	$9,203
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$53	$52	$2	$2
After one through five years	920	863	—	—
After five through 10 years	1,340	1,215	—	—
Residential mortgage-backed securities	4,633	4,119	2,322	2,306
Commercial mortgage-backed securities	2,886	2,563	1,485	1,451
Total investment securities held to maturity	$9,832	$8,812	$3,809	$3,759

The following table presents interest and dividend income on investment securities.

Interest and Dividends on Investment Securities

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Interest income - taxable investment securities	$89	$36	$171	$65
Dividend income - marketable equity securities	—	—	1	1
Interest on investment securities	$89	$36	$172	$66

The following table provides the gross realized gains and losses on the sales of investment securities available for sale:

Realized Gains on Debt Securities Available For Sale

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Gross realized gains on sales of investment securities available for sale	$—	$16	$—	$25
Gross realized losses on sales of investment securities available for sale	—	—	—	—
Net realized gains on sales of investment securities available for sale	$—	$16	$—	$25

The following table provides the fair value adjustment on marketable equity securities:

Fair Value Adjustment on Marketable Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Fair value adjustment on marketable equity securities, net	$(6)	$12	$(3)	$28

The following table provides information regarding investment securities available for sale with unrealized losses for which an ACL has not been recorded:

Gross Unrealized Losses on Debt Securities Available For Sale

	June 30, 2022
	Less than 12 months		12 months or more		Total
dollars in millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$1,903	$(102)	$—	$—	$1,903	$(102)
Government agency	47	(1)	69	(1)	116	(2)
Residential mortgage-backed securities	4,162	(362)	619	(67)	4,781	(429)
Commercial mortgage-backed securities	749	(72)	457	(35)	1,206	(107)
Corporate bonds	385	(13)	—	—	385	(13)
Total	$7,246	$(550)	$1,145	$(103)	$8,391	$(653)

	December 31, 2021
	Less than 12 months		12 months or more		Total
dollars in millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$1,811	$(2)	$—	$—	$1,811	$(2)
Government agency	17	—	79	(1)	96	(1)
Residential mortgage-backed securities	3,992	(36)	1	—	3,993	(36)
Commercial mortgage-backed securities	852	(15)	111	(2)	963	(17)
Corporate bonds	52	(1)	—	—	52	(1)
Total	$6,724	$(54)	$191	$(3)	$6,915	$(57)

As of June 30, 2022, there were 53 investment securities available for sale with continuous unrealized losses for more than 12 months, of which all were government sponsored enterprise-issued mortgage-backed securities or government agency securities.

None of the unrealized losses identified as of June 30, 2022, or December 31, 2021, relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an ACL. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

Investment securities having an aggregate carrying value of $5.2 billion at June 30, 2022, and $5.7 billion at December 31, 2021, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the World Bank and Federal Deposit Insurance Corporation (“FDIC”) guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the World Bank and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no ACL has been recorded on these securities. In the event there are downgrades to the credit rating of the U.S. Treasury or the World Bank or losses reported on securities issued by government agencies and government sponsored entities, BancShares will reevaluate its determination of zero expected credit losses on held to maturity debt securities.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of June 30, 2022 and December 31, 2021.

There were no debt securities held to maturity on non-accrual status as of June 30, 2022 and December 31, 2021.

Certain investments held by BancShares were recorded in other assets. BancShares held FHLB stock of $83 million and $40 million at June 30, 2022 and December 31, 2021, respectively; these securities are recorded at cost. BancShares held $69 million and $10 million of non-marketable securities without readily determinable fair values measured under the measurement exception at June 30, 2022 and December 31, 2021, respectively. All investments held in qualified affordable housing projects qualify for the proportional amortization method and totaled $538 million and $156 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 4 — LOANS AND LEASES

The following tables as of June 30, 2022 include loan and lease balances acquired in the CIT Merger, which were recorded at fair value on the Merger Date. Refer to Note 2 — Business Combinations for further information. Refer to Note 1 — Accounting Policies and Basis of Presentation for updates to our accounting policies related to loans.

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	June 30, 2022	December 31, 2021
Commercial
Commercial construction	$2,783	$1,238
Owner occupied commercial mortgage	13,795	12,099
Non-owner occupied commercial mortgage	9,167	3,041
Commercial and industrial	23,554	5,937
Leases	2,178	271
Total commercial	51,477	22,586
Consumer
Residential mortgage	12,441	6,088
Revolving mortgage	1,893	1,818
Consumer auto	1,338	1,332
Consumer other	586	548
Total consumer	16,258	9,786
Total loans and leases	$67,735	$32,372

At June 30, 2022 and December 31, 2021, accrued interest receivable on loans included in other assets was $142 million and $87 million, respectively, and was excluded from the estimate of credit losses.

The following table presents selected components of the amortized cost of loans.

Components of Amortized Cost

dollars in millions	June 30, 2022	December 31, 2021
Deferred fees, including unearned fees and unamortized costs on non-PCD loans	$48	$32

Net unamortized discount on purchased loans
Non-PCD	$77	$11
PCD	61	29
Total net unamortized discount	$138	$40

The aging of the outstanding loans and leases, by class, at June 30, 2022 and December 31, 2021 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

	June 30, 2022
dollars in millions	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$1	$—	$19	$20	$2,763	$2,783
Owner occupied commercial mortgage	24	3	27	54	13,741	13,795
Non-owner occupied commercial mortgage	7	9	18	34	9,133	9,167
Commercial and industrial	73	26	46	145	23,409	23,554
Leases	37	21	14	72	2,106	2,178
Total commercial	142	59	124	325	51,152	51,477
Consumer
Residential mortgage	67	11	87	165	12,276	12,441
Revolving mortgage	8	3	8	19	1,874	1,893
Consumer auto	7	1	1	9	1,329	1,338
Consumer other	3	1	1	5	581	586
Total consumer	85	16	97	198	16,060	16,258
Total loans and leases	$227	$75	$221	$523	$67,212	$67,735

	December 31, 2021
dollars in millions	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$1	$—	$2	$3	$1,235	$1,238
Owner occupied commercial mortgage	21	1	9	31	12,068	12,099
Non-owner occupied commercial mortgage	3	—	2	5	3,036	3,041
Commercial and industrial	8	3	5	16	5,921	5,937
Leases	—	1	1	2	269	271
Total commercial	33	5	19	57	22,529	22,586
Consumer
Residential mortgage	24	6	23	53	6,035	6,088
Revolving mortgage	6	2	6	14	1,804	1,818
Consumer auto	6	1	1	8	1,324	1,332
Consumer other	2	2	1	5	543	548
Total consumer	38	11	31	80	9,706	9,786
Total loans and leases	$71	$16	$50	$137	$32,235	$32,372

The amortized cost, by class, of loans and leases on non-accrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2022 and December 31, 2021 are presented below.

Loans on Non-Accrual Status (1) (2)

	June 30, 2022		December 31, 2021
dollars in millions	Non-Accrual Loans	Loans > 90 Days and Accruing	Non-Accrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$21	$19	$4	$—
Owner occupied commercial mortgage	42	6	18	5
Non-owner occupied commercial mortgage	120	—	5	—
Commercial and industrial	202	24	15	1
Leases	28	6	3	—
Total commercial	413	55	45	6
Consumer
Residential mortgage	77	44	54	—
Revolving mortgage	19	—	18	—
Consumer auto	3	—	3	—
Consumer other	1	1	1	1
Total consumer	100	45	76	1
Total loans and leases	$513	$100	$121	$7
(1)Accrued interest that was reversed when the loan went to non-accrual status was $2 million for the six months ended June 30, 2022.
(2)Non-accrual loans for which there was no related ACL totaled $51 million at June 30, 2022 and $15 million at December 31, 2021.

Other real estate owned (“OREO”) and repossessed assets were $45 million as of June 30, 2022 and $40 million as of December 31, 2021.

Credit quality indicators
Loans and leases are monitored for credit quality on a recurring basis. Commercial loans and leases and consumer loans have different credit quality indicators as a result of the unique characteristics of the loan classes being evaluated. The credit quality indicators for Non-PCD commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Commercial loans are evaluated periodically with more frequent evaluations done on criticized loans. The indicators as of the date presented are based on the most recent assessment performed and are defined below:

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2022 and December 31, 2021, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

June 30, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$509	$816	$696	$421	$64	$84	$58	$—	$2,648
Special Mention	2	—	28	—	28	—	—	—	58
Substandard	2	—	—	56	11	5	—	—	74
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	513	816	724	480	103	89	58	—	2,783
Owner occupied commercial mortgage
Pass	1,451	3,275	3,116	1,986	1,125	2,211	158	—	13,322
Special Mention	4	6	31	34	18	71	4	—	168
Substandard	3	24	38	50	68	117	4	—	304
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	1,458	3,305	3,185	2,070	1,211	2,400	166	—	13,795
Non-owner occupied commercial mortgage
Pass	1,131	1,706	1,819	1,648	832	1,212	43	—	8,391
Special Mention	—	1	41	115	3	11	1	—	172
Substandard	4	15	17	321	58	173	—	—	588
Doubtful	—	—	—	5	—	11	—	—	16
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	1,135	1,722	1,877	2,089	893	1,407	44	—	9,167
Commercial and industrial
Pass	5,002	4,980	2,506	2,041	1,167	1,210	4,966	48	21,920
Special Mention	49	81	103	82	78	47	18	—	458
Substandard	51	68	132	149	157	193	274	1	1,025
Doubtful	—	4	1	1	11	30	12	—	59
Ungraded	—	—	—	—	—	—	92	—	92
Total commercial and industrial	5,102	5,133	2,742	2,273	1,413	1,480	5,362	49	23,554
Leases
Pass	343	583	521	309	136	127	—	—	2,019
Special Mention	8	17	18	11	7	1	—	—	62
Substandard	11	28	22	16	10	2	—	—	89
Doubtful	1	2	2	2	1	—	—	—	8
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	363	630	563	338	154	130	—	—	2,178
Total commercial	$8,571	$11,606	$9,091	$7,250	$3,774	$5,506	$5,630	$49	$51,477

Consumer Loans - Delinquency Status by Class

June 30, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$1,988	$3,784	$2,219	$877	$455	$2,934	$19	$—	$12,276
30-59 days	5	6	3	4	6	43	—	—	67
60-89 days	—	—	1	1	—	9	—	—	11
90 days or greater	—	1	1	3	37	45	—	—	87
Total residential mortgage	1,993	3,791	2,224	885	498	3,031	19	—	12,441
Revolving mortgage
Current	—	—	—	—	—	—	1,742	132	1,874
30-59 days	—	—	—	—	—	—	5	3	8
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	1	7	8
Total revolving mortgage	—	—	—	—	—	—	1,749	144	1,893
Consumer auto
Current	301	484	271	148	85	40	—	—	1,329
30-59 days	—	2	2	1	1	1	—	—	7
60-89 days	—	—	1	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	—	—	—	1
Total consumer auto	301	487	274	149	86	41	—	—	1,338
Consumer other
Current	86	102	17	8	22	9	337	—	581
30-59 days	—	—	—	—	—	—	3	—	3
60-89 days	—	—	—	—	—	—	1	—	1
90 days or greater	—	—	—	—	—	—	1	—	1
Total consumer other	86	102	17	8	22	9	342	—	586
Total consumer	$2,380	$4,380	$2,515	$1,042	$606	$3,081	$2,110	$144	$16,258

The following tables represent current credit quality indicators by origination year as of December 31, 2021.

Commercial Loans - Risk Classifications by Class

December 31, 2021
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Commercial construction
Pass	$540	$400	$189	$29	$48	$11	$10	$—	$1,227
Special Mention	—	—	—	—	—	1	—	—	1
Substandard	2	—	1	2	4	1	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	542	400	190	31	52	13	10	—	1,238
Owner occupied commercial mortgage
Pass	3,045	3,022	1,873	1,194	963	1,572	125	—	11,794
Special Mention	3	35	37	22	13	33	5	—	148
Substandard	31	16	18	12	18	56	6	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	3,079	3,073	1,928	1,228	994	1,661	136	—	12,099
Non-owner occupied commercial mortgage
Pass	644	737	578	263	266	412	37	—	2,937
Special Mention	1	—	—	3	3	10	—	—	17
Substandard	9	11	24	12	7	22	1	—	86
Doubtful	—	—	—	—	1	—	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	654	748	602	278	277	444	38	—	3,041
Commercial and industrial
Pass	2,107	1,018	599	257	149	281	1,342	5	5,758
Special Mention	9	7	20	2	4	5	5	—	52
Substandard	20	7	3	4	2	2	16	1	55
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	72	—	72
Total commercial and industrial	2,136	1,032	622	263	155	288	1,435	6	5,937
Leases
Pass	93	68	38	42	17	8	—	—	266
Special Mention	—	1	—	—	—	—	—	—	1
Substandard	2	1	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	95	70	38	43	17	8	—	—	271
Total commercial	$6,506	$5,323	$3,380	$1,843	$1,495	$2,414	$1,619	$6	$22,586

Consumer Loans - Delinquency Status by Class

December 31, 2021
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Residential mortgage
Current	$2,139	$1,663	$627	$368	$349	$867	$22	$—	$6,035
30-59 days	2	3	2	2	1	14	—	—	24
60-89 days	—	—	—	1	1	4	—	—	6
90 days or greater	1	1	1	2	1	17	—	—	23
Total residential mortgage	2,142	1,667	630	373	352	902	22	—	6,088
Revolving mortgage
Current	—	—	—	—	—	—	1,678	126	1,804
30-59 days	—	—	—	—	—	—	4	2	6
60-89 days	—	—	—	—	—	—	—	2	2
90 days or greater	—	—	—	—	—	—	2	4	6
Total revolving mortgage	—	—	—	—	—	—	1,684	134	1,818
Consumer auto
Current	597	343	198	119	48	19	—	—	1,324
30-59 days	1	2	1	1	—	1	—	—	6
60-89 days	—	—	—	—	—	1	—	—	1
90 days or greater	—	—	—	—	—	1	—	—	1
Total consumer auto	598	345	199	120	48	22	—	—	1,332
Consumer other
Current	131	24	11	4	2	29	342	—	543
30-59 days	—	—	—	—	—	—	2	—	2
60-89 days	1	—	—	—	—	—	1	—	2
90 days or greater	—	—	—	—	—	—	1	—	1
Total consumer other	132	24	11	4	2	29	346	—	548
Total consumer	$2,872	$2,036	$840	$497	$402	$953	$2,052	$134	$9,786

Purchased loans and leases
The following table summarizes PCD loans and leases that BancShares acquired in the CIT Merger.

PCD Loans and Leases - CIT Merger

dollars in millions	Total PCD from CIT Merger
UPB	$3,550
Initial PCD ACL	(272)
Fair value discount, net of the PCD Gross-Up	(45)
Purchase price	$3,233

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

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”) was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19-related financial difficulty. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Interagency Statement offer some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. Any loan modification that meets these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification. BancShares applied this regulatory guidance during its TDR identification process through January 1, 2022 for short-term loan forbearance agreements as a result of COVID-19 and in most cases did not record these as TDRs.

Modified loans that meet the definition of a TDR are subject to BancShares’ individually reviewed loans policy.

The following table presents amortized cost of TDRs.

TDRs

	June 30, 2022
dollars in millions	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$1	$3
Owner occupied commercial mortgage	50	8	58
Non-owner occupied commercial mortgage	28	2	30
Commercial and industrial	25	13	38
Leases	—	1	1
Total commercial	105	25	130
Consumer
Residential mortgage	28	19	47
Revolving mortgage	18	5	23
Consumer auto	2	—	2
Consumer other	1	—	1
Total consumer	49	24	73
Total TDRs	$154	$49	$203

	December 31, 2021
dollars in millions	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$—	$2
Owner occupied commercial mortgage	57	8	65
Non-owner occupied commercial mortgage	26	3	29
Commercial and industrial	12	9	21
Leases	—	1	1
Total commercial	97	21	118
Consumer
Residential mortgage	29	18	47
Revolving mortgage	17	7	24
Consumer auto	2	—	2
Consumer other	1	—	1
Total consumer	49	25	74
Total TDRs	$146	$46	$192

The following table summarizes the loan restructurings during the three and six months ended June 30, 2022 and 2021 that were designated as TDRs. BancShares defines payment default as movement of the TDR to non-accrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

Restructurings

	Three Months Ended June 30,
	2022		2021
dollars in millions (except for number of loans)	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	6	$6	4	$3
Loan term extension	41	4	41	4
Below market rates	25	3	37	8
Discharge from bankruptcy	18	2	39	7
Total	90	$15	121	$22

	Six Months Ended June 30,
	2022		2021
	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	8	$6	10	$10
Loan term extension	76	23	66	8
Below market rates	45	5	90	16
Discharge from bankruptcy	42	4	84	10
Total	171	$38	250	$44

There were $1 million and $0.4 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of June 30, 2022 and December 31, 2021, respectively.

After a loan is determined to be a TDR, BancShares continues to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the three and six months ended June 30, 2022 and 2021, and were classified as TDRs during the applicable 12-month period preceding June 30, 2022 and 2021 were as follows:

TDR Defaults

	Three Months Ended June 30,
dollars in millions	2022	2021
TDR Defaults	$1	$1

	Six Months Ended June 30,
	2022	2021
TDR Defaults	$3	$5

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of June 30, 2022 and December 31, 2021:

Loans Pledged

dollars in millions	June 30, 2022	December 31, 2021
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$14,097	$9,564
Less: Advances	1,785	645
Less: Letters of Credit	750	—
Available borrowing capacity	$11,562	$8,919
Pledged non-PCD loans (contractual balance)	$20,680	$14,507

FRB
Lendable collateral value of pledged non-PCD loans	$4,190	$3,951
Less: Advances	—	—
Available borrowing capacity	$4,190	$3,951
Pledged non-PCD loans (contractual balance)	$5,089	$4,806

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

The processes and methodologies we utilized to determine the ACL at June 30, 2022 were consistent with those utilized to determine the ACL at March 31, 2022. As previously disclosed in our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2022, we changed certain aspects of our ACL methodology during the three month period ended March 31, 2022. BancShares made these changes to integrate the ACL methodologies of CIT and BancShares. The most significant changes in the ACL methodology compared to that utilized to determine the ACL at December 31, 2021 include the following: (i) utilized economic scenario forecasts over the lives of the loan portfolios instead of using a two year reasonable and supportable period with a one year reversion period followed by a historical long run average economic forecast for the remainder of the portfolio life; and (ii) implemented scenario weighting of a range of economic scenarios, including baseline, upside, and downside scenarios instead of utilizing just the consensus baseline scenario as the basis of the quantitative ACL estimate.

The ACL at June 30, 2022 increased slightly compared to March 31, 2022 due to the impacts of loan growth and mild deterioration in the macroeconomic forecast (primarily related to GDP, home prices, commercial real estate prices, and higher interest rates) were partially offset by improvements in credit quality and a $12 million decrease in the initial ACL for PCD loans and leases acquired in the CIT Merger (the “Initial PCD ACL”). The remaining changes in the ACL for the six month period ending June 30, 2022 were primarily related to the CIT Merger. The Initial PCD ACL of $272 million was established through the PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed further in Note 2 — Business Combinations. The initial ACL for Non-PCD loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses (the “Initial Non-PCD Provision”).

The ACL activity for loans and leases and the ACL for unfunded commitments is summarized in the following tables.

ACL for Loans and Leases

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
dollars in millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$743	$105	$848	$80	$98	$178
Initial PCD ACL(1)	(12)	—	(12)	258	14	272
Initial Non-PCD Provision	—	—	—	432	22	454
Provision (benefit) for credit losses - loans and leases	33	3	36	10	(27)	(17)
Total provision (benefit) for credit losses- loans and leases	33	3	36	442	(5)	437
Charge-offs(1)	(36)	(5)	(41)	(64)	(10)	(74)
Recoveries	12	7	19	24	13	37
Balance at June 30, 2022	$740	$110	$850	$740	$110	$850

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$86	$124	$210	$92	$133	$225
Provision (benefit) for credit losses - loans and leases	1	(20)	(19)	(3)	(28)	(31)
Charge-offs	(3)	(4)	(7)	(7)	(9)	(16)
Recoveries	2	3	5	4	7	11
Balance at June 30, 2021	$86	$103	$189	$86	$103	$189
(1)     The Initial PCD ACL related to the CIT Merger was $272 million, net of an additional $243 million for loans that CIT charged-off prior to the Merger Date (whether full or partial) which met BancShares’ charge-off policy at the Merger Date. The $12 million reflects second quarter adjustment to the original amount recorded on the Merger Date, with an equal adjustment to the UPB of PCD loans. There was no income statement impact or adjustment to the purchase price.

ACL for Unfunded Commitments

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Beginning balance	$75	$12	$12	$13
Provision (benefit) for credit losses - unfunded commitments	6	(1)	69	(2)
Ending balance	$81	$11	$81	$11

For the period ended June 30, 2022, the increase in the ACL for unfunded commitments compared to June 30, 2021 primarily reflected the additional commitments acquired in the CIT Merger.

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	June 30, 2022	December 31, 2021
ROU assets:
Operating leases	Other assets	$378	$64
Finance leases	Premises and equipment	3	4
Total ROU assets		$381	$68
Lease liabilities:
Operating leases	Other liabilities	$384	$64
Finance leases	Other borrowings	3	4
Total lease liabilities		$387	$68
Weighted-average remaining lease terms:
Operating leases		9.8 years	8.9 years
Finance leases		3.4 years	3.5 years
Weighted-average discount rate:
Operating leases		2.10%	3.00%
Finance leases		3.10%	3.12%

The following table presents components of lease cost:

Components of Net Lease Cost

		Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	Classification	2022	2021	2022	2021
Lease cost
Operating lease cost(1)(2)	Occupancy Expense	$15	$3	$30	$7
Finance lease cost
Amortization of leased assets	Equipment expense	1	1	1	1
Interest on lease liabilities	Interest expense - Other borrowings	—	—	—	—
Variable lease cost	Occupancy Expense	3	1	6	2
Sublease income	Occupancy Expense	(1)	—	(1)	—
Net lease cost		$18	$5	$36	$10
(1) Includes short-term lease cost, which is not significant.
(2) In addition, for the three and six months ended June 30, 2022, approximately $4 million of costs related to leased branches to be closed or subleased for branch closings was included in merger-related expenses in the consolidated statements of income.

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
The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

	Six Months Ended June 30,
dollars in millions	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26	$7
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	1	1
ROU assets obtained in exchange for new lease liabilities	15	3

The following table presents lease liability maturities for the remainder of 2022 through 2027 and thereafter at June 30, 2022:

Maturity of Lease Liabilities

dollars in millions	Operating Leases	Finance Leases	Total
Remainder of 2022	$27	$1	$28
2023	54	1	55
2024	51	1	52
2025	46	—	46
2026	44	—	44
2027	40	—	40
Thereafter	164	—	164
Total undiscounted lease payments	$426	$3	$429
Difference between undiscounted cash flows and discounted cash flows	42	—	42
Lease liabilities, at present value	$384	$3	$387

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

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $111 million at June 30, 2022) by equipment type.

Operating Lease Equipment

dollars in millions	June 30, 2022
Railcars and locomotives(1)	$7,247
Other equipment	724
Total(1)	$7,971
(1)Includes off-lease rail equipment of $492 million at June 30, 2022.

The following table presents the components of the finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases

dollars in millions	June 30, 2022	December 31, 2021
Lease receivables	$1,839	$246
Unguaranteed residual assets	280	25
Total net investment in finance leases	2,119	271
Leveraged lease net investment(1)	59	—
Total	$2,178	$271
(1)Leveraged leases are reported net of non-recourse debt of $24 million at June 30, 2022. Our leveraged lease arrangements commenced before the Accounting Standards Codification (“ASC”) 842 effective date and continue to be reported under the leveraged lease accounting model. ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Lease income – Operating leases	$196	$—	$391	$—
Variable lease income – Operating leases (1)	17	—	30	—
Rental income on operating leases	213	—	421	—
Interest income - Sales type and direct financing leases	42	5	84	10
Variable lease income included in Other noninterest income (2)	13	—	23	—
Leveraged lease income	5	—	9	—
Total lease income	$273	$5	$537	$10
(1)Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2)Includes leased equipment property tax reimbursements due from customers of $5 million and $8 million for the three and six months ended June 30, 2022, respectively and revenue related to insurance coverage on leased equipment of $8 million and $15 million for the three and six months ended June 30, 2022, respectively. There was no revenue related to property tax reimbursements due from customers or insurance coverage on leased equipment during 2021.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at June 30, 2022. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments

dollars in millions
Remainder of 2022	$338
2023	565
2024	404
2025	251
2026	156
2027	85
Thereafter	214
Total	$2,013

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases

dollars in millions
Remainder of 2022	$470
2023	706
2024	441
2025	249
2026	116
2027	36
Thereafter	13
Total undiscounted lease receivables	$2,031
Difference between undiscounted cash flows and discounted cash flows	192
Lease receivables, at present value	$1,839

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the CIT Merger. The fair value of the net assets acquired exceeded the purchase price. Consequently, there was a gain on acquisition (and no goodwill) related to the CIT Merger as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at June 30, 2022 and December 31, 2021. The entire amount of goodwill relates to business combinations that BancShares completed prior to the CIT Merger. All of the goodwill is reported in the General Banking segment. There was no goodwill impairment during 2022.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles during the quarter ending June 30, 2022.

Core Deposit Intangibles

dollars in millions	2022
Balance, net of accumulated amortization at January 1	$19
Core deposit intangibles related to the CIT Merger	143
Amortization for the period	(12)
Balance at June 30, net of accumulated amortization	$150

Core Deposit Intangible Accumulated Amortization

dollars in millions	June 30, 2022	December 31, 2021
Gross balance	$271	$128
Accumulated amortization	(121)	(109)
Balance, net of accumulated amortization	$150	$19

The following table summarizes the expected amortization expense as of June 30, 2022 in subsequent periods for core deposit intangibles.

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2022	$10
2023	19
2024	17
2025	16
2026	15
2027	15
Thereafter	58
Total	$150

Intangible Liability
An intangible liability of $52 million was recorded in other liabilities for net below market lessor lease contract rental rates related to the rail portfolio as a result of the CIT Merger. This lease intangible is being amortized on a straight-line basis over the lease term, thereby increasing rental income (a component of noninterest income) over the remaining term of the lease agreements.

The following tables summarize the activity for the intangible liability during the quarter ending June 30, 2022.

Intangible Liability

dollars in millions	2022
Balance at January 1	$—
Acquired in CIT Merger	52
Amortization	(8)
Balance at June 30, net of accumulated amortization	$44

Intangible Liability Accumulated Amortization

dollars in millions	June 30, 2022
Gross balance	$52
Accumulated amortization	(8)
Balance, net of accumulated amortization	$44

The following table summarizes the expected amortization as of June 30, 2022 in subsequent periods for the intangible liability.

Intangible Liability

dollars in millions
Remainder 2022	$8
2023	12
2024	6
2025	4
2026	3
2027	2
Thereafter	9
Total	$44

NOTE 8 – MORTGAGE SERVICING RIGHTS

BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was approximately $3.8 billion as of June 30, 2022 and December 31, 2021. For certain loans, the originated loans are sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other assets. The associated amortization expense and any changes in the valuation allowance recognized were included as a reduction of mortgage income. Mortgage servicing rights (“MSRs”) are initially recorded at fair value and then carried at the lower of amortized cost or fair value.

Contractually specified mortgage servicing fees, late fees and ancillary fees earned are reported in mortgage income and were $3 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $5 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.

The following table presents changes in the servicing asset during the three and six months ended June 30, 2022 and 2021:

Servicing Asset

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Beginning balance	$28	$23	$23	$18
Servicing rights originated	1	3	4	7
Servicing rights obtained in CIT Merger	—	—	4	—
Amortization	(1)	(2)	(4)	(4)
Valuation allowance credit (provision)	—	(2)	1	1
Ending balance	$28	$22	$28	$22

The following table presents the activity in the servicing asset valuation allowance:

Servicing Asset Valuation Allowance

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Beginning balance	$—	$1	$1	$4
Valuation allowance credit (provision)	—	2	(1)	(1)
Ending balance	$—	$3	$—	$3

MSRs valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value MSRs were as follows:

MSRs Valuation Assumptions

	June 30, 2022	December 31, 2021
Discount rate - conventional fixed loans	9.93%	8.51%
Discount rate - all loans excluding conventional fixed loans	11.22%	9.51%
Weighted average constant prepayment rate	8.40%	15.69%
Weighted average cost to service a loan	$91	$88

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

Other Assets

dollars in millions	June 30, 2022	December 31, 2021
Accounts receivable (1)	$939	$862
Low-income housing tax credit and other unconsolidated investments	696	160
Right of use assets	378	64
Pension assets	303	289
Accrued interest receivable	258	134
Counterparty receivables	90	—
Fair value of derivative financial instruments	80	3
Non-marketable equity securities	69	10
Other real estate owned	45	40
Mortgage servicing assets	28	23
Federal Home Loan Bank stock	83	40
Other	370	114
Total other assets	$3,339	$1,739
(1) Includes income taxes receivable of $843 million and $799 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 10 — DEPOSITS

The following table provides detail on deposit types. The deposit balances as of June 30, 2022 reflect those acquired in the CIT Merger, as described in Note 2 — Business Combinations.

Deposit Types

dollars in millions	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$26,645	$21,405
Checking with interest	16,285	12,694
Money market	24,699	10,590
Savings	13,319	4,236
Time	8,381	2,481
Total deposits	$89,329	$51,406

At June 30, 2022, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended June 30,
2023	$5,963
2024	1,299
2025	737
2026	201
2027	59
Thereafter	122
Total time deposits	$8,381

Time deposits with a denomination of $250,000 or more were $1.4 billion and $593 million at June 30, 2022 and December 31, 2021, respectively.

As of December 31, 2021, FCB’s primary deposit markets were North Carolina and South Carolina, which represent approximately 50.8% and 22.7%, respectively, of total FCB deposits. The CIT Merger added deposits that were primarily in California (which also includes its internet banking). Deposits (based on branch location) as of June 30, 2022, in California, North Carolina and South Carolina represented approximately 39.5%, 30.2% and 13.4%, respectively, of total deposits.

NOTE 11 — VARIABLE INTEREST ENTITIES

Variable Interest Entities
Described below are the results of BancShares’ assessment of its variable interests in order to determine its current status with regard to being the VIE PB. Refer to Note 1 — Accounting Policies and Basis of Presentation for additional information on accounting for VIEs.

Consolidated VIEs
At June 30, 2022 and December 31, 2021, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value

dollars in millions	June 30, 2022	December 31, 2021
Tax credit equity investments	$544	$157
Equity investments	164	12
Total assets	$708	$169
Commitments to tax credit investments(1)	$243	$43
Total liabilities	$243	$43
Maximum loss exposure	$708	$169
(1)Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 12 — BORROWINGS

Short-term Borrowings

Short-term borrowings at June 30, 2022 and December 31, 2021 include:

dollars in millions	June 30, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$646	$589

Securities Sold under Agreements to Repurchase
At June 30, 2022, BancShares held $646 million of securities sold under agreements to repurchase, with overnight contractual maturities, and are collateralized by government agency securities. At December 31, 2021, BancShares held $589 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, of which $508 million were collateralized by government agency securities and $81 million collateralized by commercial mortgage-backed securities.

BancShares utilizes securities sold under agreements to repurchase to facilitate the needs for collateralization of commercial customers and secure wholesale funding needs. The carrying value of investment securities pledged as collateral under repurchase agreements was $658 million and $619 million at June 30, 2022 and December 31, 2021, respectively.

Long-term Borrowings
Long-term borrowings at June 30, 2022 and December 31, 2021 include:

dollars in millions	Maturity	June 30, 2022	December 31, 2021
Parent Company:
Senior:
Unsecured term loan at 1-month LIBOR plus 1.10%	September 2022	$61	$68
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	350	350
Junior subordinated debenture at 3-month LIBOR plus 2.25% (FCB/SC Capital Trust II)	June 2034	20	20
Junior subordinated debenture at 3-month LIBOR plus 1.75% (FCB/NC Capital Trust III)	June 2036	88	88
Subsidiaries:
Senior:
Senior unsecured fixed to floating rate notes at 3.929%(1)	June 2024	500	—
Senior unsecured fixed to floating rate notes at 2.969%(1)	September 2025	315	—
Fixed senior unsecured notes at 6.00%(1)	April 2036	51	—
Subordinated:
Fixed subordinated notes at 6.125%(1)	March 2028	400	—
Fixed-to-Fixed subordinated notes at 4.125%(1)	November 2029	100	—
Junior subordinated debentures at 3-month LIBOR plus 2.80% (Macon Capital Trust I)	March 2034	14	14
Junior subordinated debentures at 3-month LIBOR plus 2.85% (SCB Capital Trust I)	April 2034	10	10
Secured:
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.24% to 0.28%.	Maturities through July 2024	1,650	—
Fixed notes payable to FHLB of Atlanta with rates ranging from 2.00% to 2.99%	Maturities through March 2032	135	645
Other secured financings(1)	Maturities through January 2024	16	—
Capital lease obligations	Maturities through August 2026	3	4
Unamortized issuance costs		(2)	(2)
Unamortized purchase accounting adjustments(2)		102	(2)
Total long-term borrowings		$3,813	$1,195
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
(2)At June 30, 2022 and December 31, 2021, unamortized purchase accounting adjustments were $75 million and $2 million, respectively, for subordinated debentures.

Long-term borrowings maturing in each of the five years subsequent to June 30, 2022 and thereafter include:

Long-term Borrowings Maturities

dollars in millions
Twelve months ended June 30,
2023	$86
2024	1,567
2025	765
2026	330
2027	17
Thereafter	1,048
Total long-term borrowings	$3,813

Senior Unsecured Notes
Senior unsecured notes included the following as of June 30, 2022:
•Variable-rate senior unsecured notes totaled $61 million at 1-month LIBOR plus 1.10%.
•Fixed-rate senior unsecured notes outstanding totaled $866 million and the weighted average coupon rate was 3.70%. These notes were assumed by FCB as part of the CIT Merger. On February 24, 2022, FCB completed a redemption of approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger, resulting in a gain of approximately $6 million.

Subordinated Unsecured Notes
Subordinated unsecured notes included the following as of June 30, 2022:
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
•$132 million in junior subordinated debentures representing obligations to Macon Capital Trust I, SCB Capital Trust I, FCB/SC Capital Trust II, and FCB/NC Capital Trust III special purpose entities and grantor trusts (the “Trusts”) for trust preferred securities. The Trusts had outstanding trust preferred securities of $128 million at June 30, 2022 and December 31, 2021, which mature in 2034, 2034, 2034 and 2036, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Secured Borrowings
At June 30, 2022, BancShares had pledged $25.8 billion of consumer loans to several financing facilities.

Notes Payable to FHLB
As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. Pledged assets related to these financings totaled $20.7 billion at June 30, 2022. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition.

Other Secured Financings
Other secured (other than FHLB) financings were not significant and totaled $16 million at June 30, 2022. Pledged assets related to these financings totaled $16 million. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

At June 30, 2022, BancShares had other unused credit lines allowing contingent access to borrowings of up to $75 million on an unsecured basis.

Under borrowing arrangements with the FRB of Richmond, BancShares has access to an additional $4.2 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2022 and December 31, 2021. Assets pledged to the FRB of Richmond totaled $5.1 billion at June 30, 2022.

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS

BancShares acquired various derivative financial instruments in the CIT Merger. The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments

	June 30, 2022
dollars in millions	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	$19,174	$76	$(305)
Foreign exchange contracts	176	4	(3)
Other contracts(2)	796	—	—
Total derivatives not designated as hedging instruments	20,146	80	(308)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$20,146	80	(308)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—
Net amount presented in the Consolidated Balance Sheet		80	(308)
Less: Amounts subject to master netting agreements(4)		(8)	8
Less: Cash collateral pledged(received) subject to master netting agreements(5)		(61)	—
Total net derivative fair value		$11	$(300)
(1)Fair value balances include accrued interest.
(2)Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $286 million and $21 million, respectively at June 30, 2022.
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

Non-Qualifying Hedges
The following table presents gains of non-qualifying hedges recognized on the Condensed Consolidated Statements of Income:

Gains on Non-Qualifying Hedges

		Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	Amounts Recognized	2022	2021	2022	2021
Interest rate contracts	Other noninterest income	$2	$—	$6	$—
Foreign currency forward contracts	Other noninterest income	6	—	6	—
Total non-qualifying hedges - income statement impact		$8	$—	$12	$—

NOTE 14 — OTHER LIABILITIES

The following table presents the components of other liabilities. The increases from December 31, 2021 primarily reflect the other liabilities assumed in the CIT Merger.

Other Liabilities

dollars in millions	June 30, 2022	December 31, 2021
Accrued expenses and accounts payable	$484	$5
Lease liabilities	384	64
Fair value of derivative financial instruments	308	1
Commitments to fund tax credit investments	243	43
Deferred taxes	177	33
Reserve for off-balance sheet credit exposure	81	12
Accrued interest payable	27	8
Other	469	215
Total other liabilities	$2,173	$381

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

Assets and Liabilities Measured at Fair Value - Recurring Basis (dollars in millions)

	June 30, 2022
dollars in millions	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,903	$—	$1,903	$—
Government agency	190	—	190	—
Residential mortgage-backed securities	5,020	—	5,020	—
Commercial mortgage-backed securities	1,527	—	1,527	—
Corporate bonds	570	—	390	180
Total investment securities available for sale	$9,210	$—	$9,030	$180
Marketable equity securities	94	32	62	—
Loans held for sale	22	—	22	—
Derivative assets(1)
Interest rate contracts — non-qualifying hedges	76	—	75	1
Other derivative — non-qualifying hedges	4	—	4	—
Total derivative assets	$80	$—	$79	$1
Liabilities
Derivative liabilities(1)
Interest rate contracts — non-qualifying hedges	$305	$—	$305	$—
Other derivative— non-qualifying hedges	3	—	3	—
Total derivative liabilities	$308	$—	$308	$—

	December 31, 2021
dollars in millions	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$2,005	$—	$2,005	$—
Government agency	221	—	221	—
Residential mortgage-backed securities	4,729	—	4,729	—
Commercial mortgage-backed securities	1,640	—	1,640	—
Corporate bonds	608	—	401	207
Total investment securities available for sale	$9,203	$—	$8,996	$207
Marketable equity securities	98	34	64	—
Loans held for sale	99	—	99	—
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

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
June 30, 2022
Assets
Corporate bonds	$180	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2021
Assets
Corporate bonds	$207	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
dollars in millions	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds
Beginning balance	$207	$—	$—	$317
Purchases	—	—	1	7
Included in earnings	—	1	(1)	—
Included in comprehensive income	(13)	—	—	3
Transfers out	(14)	—	—	—
Maturity and settlements	—	—	—	(2)
Ending balance	$180	$1	$—	$325

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential real estate loans originated for sale measured at fair value as of June 30, 2022 and December 31, 2021.

	June 30, 2022
dollars in millions	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$22	$22	$—

	December 31, 2021
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$99	$96	$3

BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a gain of $1 million and a gain of $1 million for the three months ended June 30, 2022 and 2021, respectively. The changes in fair value were recorded as a component of mortgage income and included a loss of $2 million and a loss of $2 million for the six months ended June 30, 2022 and 2021, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on non-accrual status as of June 30, 2022 or December 31, 2021.

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

Assets Measured at Fair Value - Non-recurring Basis

	Fair Value Measurements
dollars in millions	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2022
Assets held for sale - loans	$3	$—	$—	$3	$—
Loans - collateral dependent loans	108	—	—	108	(9)
Other real estate owned	43	—	—	43	6
Mortgage servicing rights	1	—	—	1	1
Total	$155	$—	$—	$155	$(2)
December 31, 2021
Loans - collateral dependent loans	$3	$—	$—	$3	$(2)
Other real estate owned	34	—	—	34	(4)
Mortgage servicing rights	22	—	—	22	3
Total	$59	$—	$—	$59	$(3)

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

Other real estate owned. OREO is carried at the lower of cost or fair value. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 15%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At June 30, 2022 and December 31, 2021, the weighted average discount applied was 7.95% and 8.79%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

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

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

	June 30, 2022
		Estimated Fair Value
dollars in millions	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$583	$583	$—	$—	$583
Interest earning deposits at banks	6,476	6,476	—	—	6,476
Investment in marketable equity securities	94	32	62	—	94
Investment securities available for sale	9,210	—	9,030	180	9,210
Investment securities held to maturity	9,832	—	8,812	—	8,812
Loans held for sale	35	—	22	15	37
Net loans	64,739	—	1,593	60,550	62,143
Accrued interest receivable	258	—	258	—	258
Federal Home Loan Bank stock	83	—	83	—	83
Mortgage and other servicing rights	28	—	—	38	38
Derivative assets	80	—	79	1	80
Financial Liabilities
Deposits	89,329	—	89,240	—	89,240
Credit balances of factoring clients	1,070	—	—	1,070	1,070
Securities sold under customer repurchase agreements	646	—	646	—	646
Long-term borrowings	3,810	—	3,683	16	3,699
Accrued interest payable	27	—	27	—	27
Derivative liabilities	308	—	308	—	308

	December 31, 2021
		Estimated Fair Value
dollars in millions	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$338	$338	$—	$—	$338
Interest earning deposits at banks	9,115	9,115	—	—	9,115
Investment in marketable equity securities	98	34	64	—	98
Investment securities available for sale	9,203	—	8,996	207	9,203
Investment securities held to maturity	3,809	—	3,759	—	3,759
Loans held for sale	99	—	99	—	99
Net loans	32,193	—	—	31,890	31,890
Accrued interest receivable	134	—	134	—	134
Federal Home Loan Bank stock	40	—	40	—	40
Mortgage and other servicing rights	23	—	—	23	23
Financial Liabilities
Deposits with no stated maturity	48,925	—	48,925	—	48,925
Time deposits	2,481	—	2,471	—	2,471
Securities sold under customer repurchase agreements	589	—	589	—	589
Long-term borrowings	1,195	—	1,222	—	1,222
Accrued interest payable	8	—	8	—	8

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

Investment securities held to maturity. BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the World Bank and FDIC guaranteed CDs with other financial institutions. We primarily use prices obtained from pricing services to determine the fair value of securities, which are Level 2 inputs.

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

Credit balances of factoring clients. The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances, therefore, the fair value approximated carrying value, and the credit balances were classified as Level 3

Short-term borrowed funds. Includes federal funds purchased, repurchase agreements and certain other short-term borrowings and payables. The fair value approximates carrying value and are classified as Level 2.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2022 and December 31, 2021. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 16 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Outstanding
	Class A	Class B
Common stock - March 31, 2022	14,996,325	1,005,185
Restricted stock units vested, net of shares held to cover taxes	877	—
Common stock - June 30, 2022	14,997,202	1,005,185

	Outstanding
	Class A		Class B
Common stock - December 31, 2021	8,811,220		1,005,185
Common stock issuance - CIT Merger	6,140,010		—
Restricted stock units vested, net of shares held to cover taxes	45,972		—
Common stock - June 30, 2022	14,997,202	14,997,202	1,005,185

Common Stock
The Parent Company has Class A Common Stock and Class B Common Stock. Class A common shares have one vote per share, while Class B common shares have 16 votes per share. In connection with the consummation of the CIT Merger, the Parent Company issued approximately 6.1 million shares of Class A Common Stock as further discussed in Note 2 — Business Combinations.

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

Dividends on BancShares Series A, B, and C Preferred Stock (together, “BancShares Preferred Stock”) will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Series A Preferred Stock and BancShares Series C Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year, beginning on the “Dividend Payment Dates” in the table above. If declared, dividends with respect to the BancShares Series B Preferred Stock will initially accrue and be payable on a semi-annual basis during the fixed rate period, and then quarterly in arrears beginning after June 15, 2022 beginning on the “Dividend Payment Dates” in the table above. Dividends on the BancShares Preferred Stock will not be cumulative.

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
NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of Accumulated Other Comprehensive Income (“AOCI”):

Components of Accumulated Other Comprehensive Income (Loss)

	June 30, 2022			December 31, 2021
dollars in millions	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Unrealized loss on securities available for sale	$(647)	$157	$(490)	$(12)	$3	$(9)
Unrealized loss on securities available for sale transferred to securities held to maturity	(8)	2	(6)	(9)	2	(7)
Defined benefit pension items	41	(10)	31	34	(8)	26
Total accumulated other comprehensive income (loss)	$(614)	$149	$(465)	$13	$(3)	$10

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized loss on securities available for sale transferred to securities held to maturity	Net change in Defined Benefit Pension Items	Total AOCI
Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(481)	—	—	(481)
Amounts reclassified from AOCI	—	1	5	6
Net current period AOCI	(481)	1	5	(475)
Balance as of June 30, 2022	$(490)	$(6)	$31	$(465)

Balance as of December 31, 2020	$79	$4	$(71)	$12
AOCI activity before reclassifications	(25)	—	—	(25)
Amounts reclassified from AOCI	(19)	—	10	(9)
Net current period AOCI	(44)	—	10	(34)
Balance as of June 30, 2021	$35	$4	$(61)	$(22)

Other Comprehensive Income
The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30,
	2022			2021
dollars in millions	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Net change in pension obligations
AOCI activity before reclassification	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	4	(1)	3	6	(1)	5	Other noninterest expense
Net Change	$4	$(1)	$3	$6	$(1)	$5

Unrealized (loss) gain on securities available for sale
AOCI activity before reclassification	$(216)	$53	$(163)	$25	$(6)	$19
Reclassifications out of AOCI	—	—	—	(16)	4	(12)	Realized gain on sales of investment securities available for sale, net
Net Change	$(216)	$53	$(163)	$9	$(2)	$7
Net current period AOCI	$(212)	$52	$(160)	$15	$(3)	$12

	Six Months Ended June 30,
	2022			2021

	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Net change in pension obligations
AOCI activity before reclassification	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	7	(2)	5	13	(3)	10	Other noninterest expense
Net Change	$7	$(2)	$5	$13	$(3)	$10

Unrealized loss on securities available for sale transferred to securities held to maturity
AOCI activity before reclassification	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	1	—	1	—	—	—	Interest on investment securities
Net Change	$1	$—	$1	$—	$—	$—

Unrealized loss on securities available for sale
AOCI activity before reclassification	$(635)	$154	$(481)	$(32)	$7	$(25)
Reclassifications out of AOCI	—	—	—	(25)	6	(19)	Realized gain on sales of investment securities available for sale, net
Net Change	$(635)	$154	$(481)	$(57)	$13	$(44)
Net current period AOCI	$(627)	$152	$(475)	$(44)	$10	$(34)

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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of June 30, 2022 and December 31, 2021 as summarized in the following table.

			June 30, 2022		December 31, 2021
dollars in millions	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$12,396	14.46%	$5,042	14.35%
Tier 1 risk-based capital	8.50	8.00	10,605	12.37	4,380	12.47
Common equity Tier 1	7.00	6.50	9,724	11.35	4,041	11.50
Tier 1 leverage	4.00	5.00	10,605	9.85	4,380	7.59
FCB
Total risk-based capital	10.50%	10.00%	$12,233	14.28%	$4,858	13.85%
Tier 1 risk-based capital	8.50	8.00	10,899	12.73	4,651	13.26
Common equity Tier 1	7.00	6.50	10,899	12.73	4,651	13.26
Tier 1 leverage	4.00	5.00	10,899	10.14	4,651	8.07

At June 30, 2022, BancShares and FCB had total risk-based capital ratio conservation buffers of 6.46% and 6.28%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had total risk-based capital ratio conservation buffers of 6.35% and 5.85%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of June 30, 2022 and December 31, 2021 over the Basel III minimum.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 16 — Stockholders’ Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $3.7 billion while continuing to meet the requirements for well-capitalized banks at June 30, 2022. Dividends declared by FCB and paid to the Parent Company amounted to $30 million for the six months ended June 30, 2022. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 19 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions, except share and per share data	2022	2021	2022	2021
Net income	$255	$153	$526	$300
Preferred stock dividends	17	5	24	9
Net income available to common stockholders	$238	$148	$502	$291
Weighted Average Common Shares Outstanding
Basic shares outstanding	16,023,613	9,816,405	15,918,978	9,816,405
Stock-based awards	11,477	—	18,848	—
Diluted shares outstanding	16,035,090	9,816,405	15,937,826	9,816,405
Basic income per common share	$14.87	$15.09	$31.52	$29.63
Diluted income per common share	$14.86	$15.09	$31.48	$29.63

BancShares RSUs are discussed in Note 21 — Employee Benefit Plans.

NOTE 20 — INCOME TAXES

BancShares’ global effective income tax rate was 24.2% and 6.3% for the three and six months ended June 30, 2022, respectively, and 23.1% and 23.0% for the three and six months ended June 30, 2021, respectively. The increase in the rate from a year-ago quarter was primarily driven by the increase in state and local taxes resulting from the CIT Merger. The decrease in the rate from the year-ago six-month period was primarily driven by the non-taxable nature of the bargain purchase gain arising from the CIT Merger.

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

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2022	2021	2022	2021
Service cost	$4	$4	$7	$8
Interest cost	11	8	22	15
Expected return on assets	(22)	(20)	(44)	(39)
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	3	7	6	13
Net periodic benefit	$(4)	$(1)	$(9)	$(3)

No discretionary contribution was made to the pension plans during the six months ended June 30, 2022. The funding policy of the pension plans is to contribute an amount each year to meet all Employee Retirement Income Security Act minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2022.

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

CIT had compensation awards that either converted to BancShares RSUs or immediately vested at completion of the CIT Merger as further described in the “Stock-Based Compensation” discussion in Note 1 — Accounting Policies and Basis of Presentation. The following table presents the unvested BancShares RSUs at June 30, 2022, which have vesting periods through 2024. There were no grants of stock-based compensation awards during 2022.

Stock-Settled Awards Outstanding

	Stock-Settled Awards
per share amounts in whole dollars	Number of Shares	Weighted Average Grant Date Value
Unvested BancShares at December 31, 2021	—	$—
Unvested CIT RSUs converted to BancShares RSUs at Merger Date	116,958	859.76
Unvested CIT PSUs converted to RSUs at Merger Date	10,678	859.76
Forfeited / cancelled	(4,496)	859.76
Vested / settled awards	(72,533)	859.76
Unvested BancShares RSUs at June 30, 2022	50,607	$859.76

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

Rail
Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and center beams and flat cars for lumber. Revenue is primarily from operating lease income.

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), merger-related costs, as well as certain unallocated costs and intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as: the Initial Non-PCD Provision for loans and leases and unfunded commitments; and the preliminary gain on acquisition, each of which are related to the CIT Merger.

Segment Profit (Loss) and Select Period End Balances

The following table presents the condensed income statement by segment.

	Three Months Ended June 30, 2022
dollars in millions	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income	$467	$204	$(18)	$47	$700
Provision for credit losses	7	35	—	—	42
Net interest income after provision for credit losses	460	169	(18)	47	658
Noninterest income	125	130	160	9	424
Noninterest expenses	390	180	111	64	745
Income (loss) before income taxes	195	119	31	(8)	337
Income tax expense	40	24	7	11	82
Net income (loss)	$155	$95	$24	$(19)	$255
Select Period End Balances
Loans and leases	$40,444	$27,220	$71	$—	$67,735
Deposits	83,535	4,449	11	1,334	89,329
Operating lease equipment, net	—	724	7,247	—	7,971

	Three Months Ended June 30, 2021
dollars in millions	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income	$363	$4	$—	$(21)	$346
Benefit for credit losses	(21)	1	—	—	(20)
Net interest income (loss) after benefit for credit losses	384	3	—	(21)	366
Noninterest income	104	—	—	29	133
Noninterest expenses	289	1	—	10	300
Income before income taxes	199	2	—	(2)	199
Income tax expense	46	—	—	—	46
Net income	$153	$2	$—	$(2)	$153
Select Period End Balances
Loans and leases	$32,033	$657	$—	$—	$32,690
Deposits	48,344	66	—	1	48,411
Operating lease equipment, net	—	—	—	—	—

	Six Months Ended June 30, 2022
dollars in millions	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income	$904	$411	$(37)	$71	$1,349
(Benefit) provision for credit losses	(8)	1	—	513	506
Net interest income after provision for credit losses	912	410	(37)	(442)	843
Noninterest income	248	242	322	462	1,274
Noninterest expenses	799	371	211	174	1,555
Income (loss) before income taxes	361	281	74	(154)	562
Income tax expense (benefit)	80	65	18	(127)	36
Net income (loss)	$281	$216	$56	$(27)	$526

	Six Months Ended June 30, 2021
dollars in millions	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income	$707	$8	$—	$(29)	$686
(Benefit) provision for credit losses	(32)	1	—	—	(31)
Net interest income (loss) after benefit for credit losses	739	7	—	(29)	717
Noninterest income	214	—	—	56	270
Noninterest expenses	579	2	—	16	597
Income before income taxes	374	5	—	11	390
Income tax expense	86	1	—	3	90
Net income	$288	$4	$—	$8	$300

NOTE 23 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	June 30, 2022	December 31, 2021
Financing Commitments
Financing assets (excluding leases)	$22,463	$13,011
Letters of Credit
Standby letters of credit	351	92
Other letters of credit	34	24
Deferred Purchase Agreements	1,897	—
Purchase and Funding Commitments
Lessor commitments(1)	701	—
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At June 30, 2022, substantially all undrawn financing commitments were senior facilities. Most of the undrawn and available financing commitments are in the Commercial Banking segment. Financing commitments also include approximately $75 million related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements (“DPA”)
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $137 million at June 30, 2022 of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $1.8 billion of DPA exposures at June 30, 2022, related to receivables on which BancShares has assumed the credit risk. The table also includes $110 million available under DPA credit line agreements provided at June 30, 2022. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

Litigation and other Contingencies
The Parent Company and certain of its subsidiaries have been named as a defendant in legal actions arising from its normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed.

As part of the CIT Merger, BancShares assumed litigation in which CIT and CIT Bank, N.A. d/b/a OneWest Bank (“OneWest”) were named as defendants in an existing lawsuit brought as a qui tam (i.e., whistleblower) action by a former OneWest employee on behalf of the U.S. Government. The lawsuit asserts claims related to OneWest’s participation in the Home Affordable Modification Program (“HAMP”) administered by the United States Treasury Department, as well as Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) programs. On October 15, 2019, the plaintiff filed a second amended complaint in the United States District Court for the Eastern District of Texas alleging that, beginning in 2009, CIT (and its predecessor, OneWest) falsely certified its compliance with HAMP, submitted false claims for incentive payments for loan modifications, submitted false claims for FHA and VA insurance payments, and failed to self-report these violations. Plaintiff seeks the return of all U.S. Government payments to CIT under the HAMP, FHA, and VA programs. CIT has received approximately $93 million in servicer incentives under HAMP, and the Government has paid more than $440 million in the aggregate in borrower, servicer, and investor incentives in connection with loans modified by OneWest or CIT under HAMP. OneWest and CIT denied all allegations of liability. The Department of Justice declined to intervene in the case.

On May 5, 2022, the parties reached an agreement in principle to settle all claims for $18.5 million, subject to required approvals by the United States Government and memorializing the agreement in a formal writing (the “Agreement in Principle”). The parties have now reached a full and final agreement on all settlement terms consistent with the Agreement in Principle, and the United States Government has approved the settlement. On July 26, 2022, pursuant to the terms of the settlement, the parties filed a joint stipulation of dismissal with prejudice. On August 4, 2022, BancShares disbursed the funds for the settlement. The existing accruals in BancShares’ consolidated financial statements as of and for the three and six month periods ended June 30, 2022 include estimates that were consistent with the amount of $18.5 million included in the Agreement in Principle.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2022. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

NOTE 24 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT Northbridge Credit LLC (“Northbridge”) is an asset-based-lending joint venture between FCB (as successor to CIT Bank) and Allstate Insurance Company and its subsidiary (“Allstate”) that extends credit in asset-based lending middle-market loans. FCB holds a 20% equity investment in Northbridge, and CIT Asset Management LLC, a non-bank subsidiary of FCB, acts as an investment advisor and servicer of the loan portfolio. Allstate is an 80% equity investor. FCB’s investment was $33 million at June 30, 2022, with the expectation of additional investment as the joint venture grows. Management fees were earned on loans under management. The joint venture is not consolidated, and the investment is being accounted for using the equity method.

BancShares invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects and workout transactions. BancShares’ interests in these entities were entered into in the ordinary course of business. Other assets included $696 million at June 30, 2022 and $160 million at December 31, 2021, of tax credit investments and investments in unconsolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to unconsolidated entities represents BancShares’ maximum exposure to loss, as BancShares does not provide guarantees or other forms of indemnification to unconsolidated entities.

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

On January 3, 2022, BancShares completed its largest acquisition to date with the merger with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association (“CIT Bank”), pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (as amended, the “Merger Agreement”) (such acquisition, the “CIT Merger”). CIT had consolidated total assets of approximately $53.2 billion as of December 31, 2021. The CIT Merger is described further below and in Note 2 — Business Combinations. Financial data for periods prior to the CIT Merger does not include any CIT related data, and therefore are not directly comparable to the three and six months ended June 30, 2022.

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company ("BHC") and Financial Holding Company (“FHC”). BancShares is regulated by the Board of Governors of the Federal Reserve System under the U.S. Bank Holding Company Act of 1956, as amended. BancShares is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (“NCCOB”). BancShares conducts its banking operations through its wholly-owned subsidiary FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (“FDIC”).

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

Refer to our 2021 Form 10-K for further discussion of our strategy.

Significant Events in 2022

CIT Merger
As discussed in detail in Note 2 — Business Combinations, the CIT Merger closed on January 3, 2022.

Significant items related to the CIT Merger are as follows:
•The fair value of total assets acquired was $53.8 billion, which mainly consisted of approximately $32.7 billion of loans, $7.8 billion of operating lease equipment and approximately $6.6 billion of investment securities. Loans consisted of commercial and industrial loans, commercial real estate loans and finance leases, which are included in our Commercial Banking segment, and consumer loans (primarily residential mortgages), which are in our General Banking segment, as further discussed below. Acquired rail assets were mostly operating lease equipment and reported in the new Rail segment.
•The fair value of deposits acquired was $39.4 billion that included deposits derived from online banking and Home Owner’s Association (“HOA”) deposits related to Community Association Banking (“CAB”), and commercial deposits. The transaction also included approximately 80 bank branches, about 60 of which were in Southern California and the remaining primarily in the Southwest, Midwest and Southeast.
•FCB recorded a preliminary gain on acquisition of $431 million, representing the excess of the net assets acquired over the purchase price, and recorded a $143 million core deposit intangible and a $52 million intangible liability for net below market lessor lease contract rental rates related to the rail portfolio.

Share Repurchase Program
On July 26, 2022, our Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of BancShares’ Class A common stock for the period commencing August 1, 2022 through July 28, 2023. Under the authorized share repurchase program, shares of BancShares’ Class A common stock may be repurchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan. However, the Board's action does not obligate BancShares to repurchase any particular number of shares, and repurchases may be suspended or discontinued at any time.

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

Additionally, due to the CIT Merger, current quarter and year-to-date activity and ending and average balances are not comparable to the 2021 periods. Beginning with the second quarter of 2022, we present a linked quarter comparison in the discussions of our consolidated results of operations and consolidated financial position, as permitted by applicable rules of the Securities and Exchange Commission. We believe this will provide relevant information to our investors relating to our performance due to the inclusion of the CIT Merger in both quarters. Further discussions are included in the remaining sections of this MD&A.

Table 1
Selected Quarterly Data

	Three Months Ended			Six Months Ended
dollars in millions, except share data	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
SUMMARY OF OPERATIONS
Interest income	$757	$710	$362	$1,467	$717
Interest expense	57	61	16	118	31
Net interest income	700	649	346	1,349	686
Provision (benefit) for credit losses	42	464	(20)	506	(31)
Net interest income after provision for credit losses	658	185	366	843	717
Noninterest income	424	850	133	1,274	270
Noninterest expense	745	810	300	1,555	597
Income before income taxes	337	225	199	562	390
Income taxes	82	(46)	46	36	90
Net income	255	271	153	526	300
Preferred stock dividends	17	7	5	24	9
Net income available to common stockholders	$238	$264	$148	$502	$291

PER COMMON SHARE DATA
Average diluted common shares	16,035,090	15,779,153	9,816,405	15,937,826	9,816,405
Net income available to common stockholders (diluted)	$14.86	$16.70	$15.09	$31.48	$29.63
Book value per common share	$609.95	$605.48	$421.39	$609.95	$421.39

KEY PERFORMANCE METRICS
Return on average assets (ROA)	0.95%	1.00%	1.13%	0.97%	1.14%
Return on average common stockholders' equity (ROE)	9.87%	11.18%	14.64%	10.51%	14.67%
Net interest margin (NIM)(1)	3.04%	2.73%	2.67%	2.89%	2.73%

SELECTED QUARTERLY AVERAGE BALANCES
Total investments	$19,185	$19,492	$10,535	$19,338	$10,148
Total loans and leases(2)	66,488	65,303	33,166	65,899	33,127
Total operating lease equipment (net)	7,973	7,924	—	7,949	—
Total assets	107,575	110,394	54,399	108,977	52,913
Total deposits	90,621	91,574	47,751	91,118	46,313
Total common stockholders' equity	9,686	9,560	4,398	9,624	4,358

SELECTED QUARTER-END BALANCES
Total investments	$19,136	$19,469	$10,895	$19,136	$10,895
Total loans and leases	67,735	65,524	32,690	67,735	32,690
Total operating lease equipment (net)	7,971	7,972	—	7,971	—
Total assets	107,673	108,597	55,175	107,673	55,175
Total deposits	89,329	91,597	48,410	89,329	48,410
Total common stockholders' equity	9,761	9,689	4,137	9,761	4,137
Loan to deposit ratio	75.83%	71.53%	67.53%	75.83%	67.53%
Noninterest-bearing deposits to total deposits	29.83%	28.27%	43.33%	29.83%	43.33%

CAPITAL RATIOS
Common equity tier 1 ratio	11.35%	11.34%	11.14%	11.35%	11.14%
Tier 1 risk-based capital ratio	12.37%	12.39%	12.13%	12.37%	12.13%
Total risk-based capital ratio	14.46%	14.47%	14.15%	14.46%	14.15%
Tier 1 leverage capital ratio	9.85%	9.55%	7.67%	9.85%	7.67%

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.76%	0.82%	0.57%	0.76%	0.57%
Allowance for credit losses to loans ratio	1.26%	1.29%	0.58%	1.26%	0.58%
Net charge off ratio	0.13%	0.09%	0.02%	0.11%	0.03%
(1)See “Non-GAAP Financial Measures” section for reconciliation of NIM presented to unadjusted NIM (GAAP).
(2)Average loan balances include held for sale and non-accrual loans.

Second Quarter Income Statement Highlights
For the three months ended June 30, 2022 compared to the three months ended March 31, 2022 (“linked quarter” comparisons):
•Net income for the three months ended June 30, 2022 was $255 million, a decrease of $16 million, or 6% compared to the linked quarter. The decrease was primarily due to lower non-interest income, partially offset by lower provision for credit losses, higher net interest income and lower operating expense. Net income available to common stockholders for the three months ended June 30, 2022 totaled $238 million, a decrease of $26 million, or 10% compared to the linked quarter. In addition to the factors above, the decline also includes higher dividends on preferred stock, primarily related to the Series B Preferred Stock. Net income per diluted common share for the three months ended June 30, 2022 decreased $1.84, or 11%, to $14.86, from $16.70 per share in the linked quarter.
•Select items in the current and linked quarters include:
◦For the three months ended June 30, 2022:
•Gain on sale of corporate aircraft acquired in the CIT Merger of $6 million in other noninterest income.
•Merger-related expenses of $34 million in noninterest expense.
◦For the three months ended March 31, 2022:
•Current expected credit losses (“CECL”) day 2 provision for loans and leases and unfunded commitments of $513 million.
•Preliminary gain on acquisition of $431 million in noninterest income, representing the excess of the fair value of net assets acquired over the purchase price.
•Gain on debt redemptions in noninterest income of $6 million from $2.9 billion of borrowings assumed in the CIT Merger.
•Merger-related expenses of $135 million in noninterest expenses.
•A reduction in other noninterest expense of $27 million related to the termination of certain legacy CIT retiree benefits, reflecting amounts previously accrued.
•Return on average assets for the three months ended June 30, 2022 was 0.95%, compared to 1.00% for the three months ended March 31, 2022.
•Net interest income (“NII”) for the three months ended June 30, 2022 was $700 million, an increase of $51 million, or 8% compared to the three months ended March 31, 2022. This was primarily due to higher earning asset yields and growth in our loan portfolio, along with lower interest expense on borrowings. The net interest margin (“NIM”) for the three months ended June 30, 2022 was 3.04%, an increase of 31 bps from 2.73% for the three months ended March 31, 2022, reflecting the rising interest rate environment that increased yields on our earning assets, the impact of a $2.9 billion debt redemption last quarter, partially offset by a higher rate paid on interest-bearing deposits and lower SBA-PPP income.
•Provision for credit losses for the three months ended June 30, 2022 was $42 million compared to a provision of $464 million for the three months ended March 31, 2022. The provision for credit losses in the current quarter reflects deterioration in CECL macroeconomic forecasts and loan portfolio growth. The provision in the prior quarter included the day 2 CECL provision of $513 million. The net charge-off ratio for the three months ended June 30, 2022 was 0.13%, up from 0.09% for the three months ended March 31, 2022.
•Noninterest income for the three months ended June 30, 2022 was $424 million, compared to $850 million for the three months ended March 31, 2022, which included the preliminary gain on acquisition of $431 million. The remaining change included higher capital markets and wealth management revenue and a gain on sale of the corporate aircraft, mostly offset by fair value adjustments on equity investments.
•Noninterest expense for the three months ended June 30, 2022 was $745 million, compared to $810 million in the three months ended March 31, 2022. The decrease of $65 million primarily reflects $101 million lower merger-related costs partially offset by the $27 million benefit related to the termination of certain legacy CIT retiree benefit plans that reduced prior quarter expenses. The remaining change primarily reflects higher depreciation and maintenance costs of operating lease equipment, which offset lower salaries and benefits.

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021:
•Net income for the three months ended June 30, 2022 was $255 million, an increase of $102 million, or 67% compared to the three months ended June 30, 2021. Net income available to common stockholders for the three months ended June 30, 2022 totaled $238 million, an increase of $90 million, or 61% compared to the three months ended June 30, 2021. Net income per diluted common share for the three months ended June 30, 2022 decreased $0.23, or 2%, to $14.86, from $15.09 per share during the three months ended June 30, 2021.
•Select items for the three months ended June 30, 2022 are mentioned above.
•Return on average assets for the three months ended June 30, 2022 was 0.95%, compared to 1.13% in the same quarter in 2021.

•NII was $700 million for the three months ended June 30, 2022, an increase of $354 million, or 102% compared to the three months ended June 30, 2021. This was primarily due to the CIT Merger, partially offset by lower interest and fee income on SBA-PPP loans. NIM was 3.04% for the three months ended June 30, 2022, an increase of 37 bps from 2.67% for the three months ended June 30, 2021, reflecting higher loan yields on earning assets.
•Provision for credit losses for the three months ended June 30, 2022 was $42 million, compared to a benefit of $20 million for the three months ended June 30, 2021, primarily due to deterioration in CECL macroeconomic forecasts and loan growth during the second quarter of 2022, versus a reserve release in the second quarter of 2021. The net charge-off ratio for the three months ended June 30, 2022 was 0.13%, up from 0.02% for the three months ended June 30, 2021.
•Noninterest income for the three months ended June 30, 2022 was $424 million, compared to $133 million for the three months ended June 30, 2021, benefiting from the CIT Merger. The largest component of the increase was rental income on operating leases totaling $213 million. The remaining increase was driven primarily by the added activity due to the CIT Merger.
•Noninterest expense for the three months ended June 30, 2022 was $745 million, compared to $300 million for the three months ended June 30, 2021. The increase is associated with higher expenses for the combined company, led by higher salaries and benefit costs of $153 million due to the increase in employees and certain new costs, such as $136 million of depreciation and maintenance costs associated with the operating lease portfolio.
Year to Date Income Statement Highlights
•Net income for the six months ended June 30, 2022 was $526 million, an increase of $226 million, or 75% compared to the same period in 2021. Net income available to common stockholders for the six months ended June 30, 2022 totaled $502 million, an increase of $211 million, or 73% compared to the same period in 2021. Net income per diluted common share for the six months ended June 30, 2022 increased $1.85, or 6%, to $31.48, from $29.63 per share during the same period in 2021. The increases are primarily attributed to the CIT Merger.
•Select items for the six months ended June 30, 2022 are mentioned above.
•Return on average assets for the six months ended June 30, 2022 was 0.97%, compared to 1.14% in the same period in 2021.
•NII for the six months ended June 30, 2022 was $1,349 million, an increase of $663 million, or 97% compared to the same period in 2021. This was primarily due to the CIT Merger and higher yields on earning assets, partially offset by lower interest and fee income on SBA-PPP loans. NIM for the six months ended June 30, 2022 was 2.89%, an increase of 16 bps from 2.73% for the same period in 2021.
•Provision for credit losses for the six months ended June 30, 2022 was $506 million, compared to a benefit of $31 million for the same period in 2021. The net charge-off ratio for the six months ended June 30, 2022 was 0.11%, up from 0.03% for the same period in 2021.
•Noninterest income for the six months ended June 30, 2022 was $1,274 million, compared to $270 million for the same period in 2021, benefiting from the CIT Merger. The six months ended June 30, 2022 includes a preliminary gain on acquisition of $431 million and rental income on operating leases of $421 million. The remaining increase was driven by the added activity due to the CIT Merger.
•Noninterest expense for the six months ended June 30, 2022 was $1,555 million, compared to $597 million for the same period in 2021. The increase is primarily associated with the CIT Merger, including higher salaries and benefit costs of $321 million due to the increase in employees, $260 million of depreciation and maintenance costs associated with the operating lease portfolio and higher merger-related costs of $156 million.
Balance Sheet Highlights
•Total loans and leases at June 30, 2022 were $67.7 billion, an increase of $2.2 billion or 13.5% annualized, from March 31, 2022. We continued to see strong growth in our branch network and residential mortgage portfolio as well as growth in our commercial bank from a number of our industry verticals, middle market banking and business capital, driven by growth in commercial and industrial and residential mortgage loans. Total loans and leases increased $35.4 billion from December 31, 2021, reflecting the addition of $32.7 billion from the CIT Merger.
•Total deposits at June 30, 2022 were $89.3 billion, a decrease of $2.3 billion or 9.9% annualized, from March 31, 2022, driven by declines in money market and time deposits as we saw the most rate sensitive customers begin to move funds in response to recent rate increases. The reductions were primarily concentrated in acquired higher cost channels including the direct bank and legacy OneWest branches, offset by growth in our branch network. These declines were offset by growth in noninterest bearing deposits of $747 million, or 11.5% annualized. Total deposits increased $37.9 billion from December 31, 2021, reflecting the addition of $39.4 billion from the CIT Merger.
•At June 30, 2022, BancShares remained well capitalized with a total risk-based capital ratio of 14.46%, a Tier 1 risk-based capital of 12.37%, a common equity Tier 1 ratio of 11.35% and a leverage ratio of 9.85%.

Recent Economic and Industry Developments

During the second quarter of 2022, the Federal Reserve’s Federal Open Market Committee (“FOMC”) significantly raised its target for the federal funds rate in an effort to combat rising inflation. At its March, May, June and July meetings, the FOMC raised rates by 25, 50, 75, and 75 basis points, respectively. The FOMC projects that there could be a total of seven rate hikes in 2022. The FOMC’s efforts to control inflation has increased concerns over the possibility of a recession within the next twelve months. In addition, geopolitical events, including the ongoing conflict with Russia and Ukraine and related events, are likely to create additional upward pressure on inflation and weigh on economic activity. The timing and impact of inflation, rising interest rates and possible recession will depend on future developments, which are highly uncertain and difficult to predict.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

NII is the difference between interest income earned on assets such as loans, leases, securities and cash, and interest expense incurred on liabilities such as deposits and borrowings and is included as a line item on the Consolidated Statements of Income. NII for the three months ended June 30, 2022 was $700 million, up from $649 million in the three months ended March 31, 2022, and up from $346 million for the three months ended June 30, 2021. NII for the six months ended June 30, 2022 was $1,349 million, an increase of $663 million, or 97% compared to the same period in 2021.

NII is affected by changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The following table presents the average balance sheet and related rates, along with disaggregated quarter-over-quarter changes in NII between volume (level of lending or borrowing) and rate (rates charged to customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is calculated as change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total. Tax equivalent net interest income was not materially different from NII, therefore we present NII in our analysis.

Table 2
Average Balances and Rates

	Three Months Ended
	June 30, 2022			March 31, 2022			Change in NII Due to:
dollars in millions	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$65,298	$655	4.01%	$64,144	$621	3.88%	$11	$23	$34
Total investment securities	19,185	89	1.85	19,492	83	1.71	(1)	7	6
Interest-earning deposits at banks	7,629	13	0.72	11,476	6	0.19	(4)	11	7
Total interest-earning assets (2)	$92,112	$757	3.28%	$95,112	$710	2.99%	$6	$41	$47

Operating lease equipment, net (including held for sale)	$7,973			$7,924
Cash and due from banks	524			536
Allowance for credit losses	(849)			(907)
All other noninterest-earning assets	7,815			7,729
Total assets	$107,575			$110,394

Interest-bearing deposits:
Checking with interest	$16,503	$4	0.12%	$16,605	$5	0.10%	$(1)	$—	$(1)
Money market	25,468	18	0.28	26,199	15	0.24	—	3	3
Savings	13,303	11	0.34	13,659	9	0.26	(1)	3	2
Time deposits	8,796	9	0.38	9,794	10	0.43	—	(1)	(1)
Total interest-bearing deposits	64,070	42	0.26	66,257	39	0.24	(2)	5	3
Securities sold under customer repurchase agreements	627	—	0.16	600	—	0.16	—	—	—
Borrowings:
Federal Home Loan Bank borrowings	386	2	1.64	641	2	1.27	(1)	1	—
Senior unsecured borrowings	894	4	2.05	2,719	12	1.71	(10)	2	(8)
Subordinated debt	1,057	8	3.06	1,060	8	2.96	—	—	—
Other borrowings	83	1	2.46	85	—	1.95	1	—	1
Total borrowings	2,420	15	2.43	4,505	22	1.95	(10)	3	(7)
Total interest-bearing liabilities	$67,117	$57	0.34%	$71,362	$61	0.35%	$(12)	$8	$(4)

Noninterest-bearing deposits	$26,551			$25,317
Credit balances of factoring clients	1,189			1,160
Other noninterest-bearing liabilities	2,151			2,132
Stockholders' equity	10,567			10,423
Total liabilities and stockholders' equity	$107,575			$110,394

Interest rate spread (2)			2.94%			2.64%
Net interest income and net yield on interest-earning assets (2)		$700	3.04%		$649	2.73%
(1)Loans and leases include non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)The balance and rate presented is calculated net of average credit balances of factoring clients. See “Non-GAAP Financial Measures” section for reconciliations, description of adjusted interest earning assets and why these balances are shown net of credit balances of factoring clients.

	Three Months Ended
	June 30, 2022			June 30, 2021			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield / Rate(1)	Total Change
Loans and leases (1)(2)	$65,298	$655	4.01%	$33,166	$324	3.88%	$322	$9	$331
Total investment securities	19,185	89	1.85%	10,535	36	1.35%	36	17	53
Interest-earning deposits at banks	7,629	13	0.72%	7,819	2	0.11%	(1)	12	11
Total interest-earning assets (2)	$92,112	$757	3.28%	$51,520	$362	2.79%	$357	$38	$395

Operating lease equipment, net (including held for sale)	$7,973			$—
Cash and due from banks	524			364
Allowance for credit losses	(849)			(212)
All other noninterest-earning assets	7,815			2,727
Total assets	$107,575			$54,399

Interest-bearing deposits:
Checking with interest	$16,503	$4	0.12%	$10,953	$1	0.06%	$1	$2	$3
Money market	25,468	18	0.28%	9,582	3	0.11%	8	7	15
Savings	13,303	11	0.34%	3,797	—	0.03%	2	9	11
Time deposits	8,796	9	0.38%	2,673	4	0.61%	7	(2)	5
Total interest-bearing deposits	64,070	42	0.26%	27,005	8	0.13%	18	16	34
Securities sold under customer repurchase agreements	627	—	0.16%	677	—	0.21%	—	—	—
Borrowings:
Federal Home Loan Bank borrowings	386	2	1.64%	648	2	1.29%	(1)	1	—
Senior unsecured borrowings	894	4	2.05%	—	—	—%	4	—	4
Subordinated debt	1,057	8	3.06%	497	5	3.62%	3	—	3
Other borrowings	83	1	2.46%	82	1	3.40%	—	—	—
Total borrowings	2,420	15	2.43%	1,227	8	2.12%	6	1	7
Total interest-bearing liabilities	$67,117	$57	0.34%	$28,909	$16	0.21%	$24	$17	$41

Noninterest-bearing deposits	$26,551			$20,747
Credit balances of factoring clients	1,189			—
Other noninterest-bearing liabilities	2,151			345
Stockholders' equity	10,567			4,398
Total liabilities and stockholders' equity	$107,575			$54,399

Interest rate spread			2.94%			2.58%

Net interest income and net yield on interest-earning assets		$700	3.04%		$346	2.67%
(1), (2) See footnotes to previous table.

	Six Months Ended
	June 30, 2022					June 30, 2021			Change in NII Due to:
	Average Balance		Income / Expense		Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield / Rate(1)	Total Change
Loans and leases(1)(2)	$64,724	$—	$1,276	$—	3.96%	$33,127	$647	3.90%	$623	$6	$629
Total investment securities	19,338		172		1.78%	10,148	66	1.31%	76	30	106
Interest-earning deposits at banks	9,542		19		0.40%	6,850	4	0.10%	1	14	15
Total interest-earning assets(2)	$93,604		$1,467		3.14%	$50,125	$717	2.85%	$700	$50	$750

Operating lease equipment, net (including held for sale)	$7,949					$—
Cash and due from banks	530					349
Allowance for credit losses	(882)					(218)
All other noninterest-earning assets	7,776					2,657
Total assets	$108,977					$52,913

Interest-bearing deposits:
Checking with interest	$16,554		$9		0.11%	$10,850	$3	0.05%	$2	$4	$6
Money market	25,832		33		0.26%	9,297	5	0.11%	16	12	28
Savings	13,480		20		0.30%	3,630	1	0.03%	4	15	19
Time deposits	9,293		19		0.40%	2,739	8	0.64%	15	(4)	11
Total interest-bearing deposits	65,159		81		0.25%	26,516	17	0.13%	37	27	64
Securities sold under customer repurchase agreements	614		—		0.16%	659	—	0.21%	—	—	—
Borrowings:
Federal Home Loan Bank borrowings	513		4		1.41%	650	4	1.29%	—	—	—
Senior unsecured borrowings	1,801		16		1.80%	—	—	—%	16	—	16
Subordinated debt	1,059		16		3.01%	497	9	3.65%	8	(1)	7
Other borrowings	84		1		2.20%	85	1	2.12%	—	—	—
Total borrowings	3,457		37		2.12%	1,232	14	2.12%	24	(1)	23
Total interest-bearing liabilities	$69,230		$118		0.34%	$28,407	$31	0.22%	$61	$26	$87

Noninterest-bearing deposits	$25,960					$19,797
Credit balances of factoring clients	1,175					—
Other noninterest-bearing liabilities	2,117					372
Stockholders' equity	10,495					4,337
Total liabilities and stockholders' equity	$108,977					$52,913

Interest rate spread					2.80%			2.63%

Net interest income and net yield on interest-earning assets			$1,349		2.89%		$686	2.73%
(1), (2) See footnotes to previous table.

Second Quarter 2022 compared to First Quarter 2022
•NII for the three months ended June 30, 2022 was $700 million, an increase of $51 million compared to the first quarter of 2022. The increase was primarily due to the impact of higher yields on loans, investment securities and overnight investments, the debt redemption in the first quarter and strong loan growth, partially offset by a decline in SBA-PPP income and slightly higher interest-bearing deposit costs.
◦Interest income earned on loans and leases for the three months ended June 30, 2022 was $655 million, an increase of $34 million compared to the first quarter of 2022. The increase was primarily due to higher yields and growth in the average loans and leases balance from $64.1 billion in the previous quarter to $65.3 billion in the current quarter. The increase was partially offset by a decline in SBA-PPP interest income.
◦Interest income earned on investment securities for the three months ended June 30, 2022 was $89 million, an increase of $6 million compared to the first quarter of 2022. The increase was primarily due to higher reinvestment rates and lower prepayments and premium amortization on our mortgage-backed investment security portfolio.
◦Interest income earned on interest earning deposits at banks for the three months ended June 30, 2022 was $13 million, an increase of $7 million, reflecting higher Fed Funds rates, which offset the decline in the average balance.

◦Interest expense on interest-bearing deposits for the three months ended June 30, 2022 was $42 million, an increase of $3 million compared to the first quarter of 2022, as slightly higher deposit rates were partially offset by lower balances, with runoff concentrated in higher cost money market accounts and maturing time deposits. Interest expense on borrowings for the three months ended June 30, 2022 was $15 million, a decrease of $7 million compared to the first quarter of 2022. The decrease was primarily due to the redemption of approximately $2.9 billion of senior unsecured notes in February of 2022.
•NIM for the three months ended June 30, 2022 was 3.04%, an increase of 31 bps from the first quarter of 2022, due to the impact of the items noted above, including higher earning asset yields and strong long growth, the impact of the debt redemption in the first quarter, partially offset by a decline in SBA-PPP income and slightly higher interest-bearing deposit costs. Purchase accounting and SBA-PPP income impact on the NIM was minimal.
•Average interest-earning assets for the three months ended June 30, 2022 were $92.1 billion. This is a decline from $95.1 billion for the three months ended March 31, 2022, reflecting lower deposits and borrowings.
•Average interest-bearing liabilities for the three months ended June 30, 2022 were $67.1 billion. This is a decline from $71.4 billion for the three months ended March 31, 2022, driven by declines in money market and time deposits and the approximately $2.9 billion redemption of senior unsecured notes in February of 2022. The average rate on interest-bearing liabilities for the three months ended June 30, 2022 was 0.34%. This is a decrease of 1 bp compared to the three months ended March 31, 2022.

Second Quarter 2022 compared to Second Quarter 2021
•NII for the three months ended June 30, 2022 was $700 million, an increase of $354 million compared to the second quarter of 2021, primarily due to the CIT Merger, as well as subsequent loan growth and rising interest rates, partially offset by a decline in interest income on SBA-PPP loans.
◦Interest income earned on loans and leases for the three months ended June 30, 2022 was $655 million, an increase of $331 million compared to the second quarter of 2021. The increase was primarily due to the addition of $32.7 billion of loans acquired in the CIT Merger, along with growth in loans, partially offset by lower SBA-PPP interest income. SBA-PPP loans contributed $5 million of interest income during the second quarter of 2022 compared to $27 million in the second quarter of 2021.
◦Interest income earned on investment securities for the three months ended June 30, 2022 was $89 million, an increase of $53 million compared to the second quarter of 2021. The increase was due to the addition of $6.6 billion of investment securities acquired in the CIT Merger and higher portfolio yield.
◦Interest income earned on interest-earning deposits at banks for the three months ended June 30, 2022 was $13 million, an increase of $11 million compared to the second quarter of 2021, reflecting higher interest rates.
◦Interest expense on interest-bearing deposits for the three months ended June 30, 2022 was $42 million, an increase of $34 million compared to second quarter of 2021. The increase was primarily due to the additional interest-bearing deposits acquired in the CIT Merger, which carried a higher average rate than legacy FCB interest-bearing deposits. Interest expense on borrowings for the three months ended June 30, 2022 was $15 million, an increase of $7 million compared to the second quarter of 2021. The increase was primarily due to the assumed borrowings in the CIT Merger.
•NIM was 3.04% for the three months ended June 30, 2022, an increase of 37 bps from the second quarter of 2021, primarily reflective of the higher interest rate environment and the assets acquired and liabilities assumed in the CIT Merger.
•Average interest-earning assets for the three months ended June 30, 2022 were $92.1 billion, an increase of $40.6 billion compared to the second quarter of 2021. This increase was primary due to the added interest-earning assets from the CIT Merger.
•Average interest-bearing liabilities for the three months ended June 30, 2022 were $67.1 billion, an increase of $38.2 billion compared to the second quarter of 2021. The increase was primarily due to the addition of deposits and borrowings from the CIT Merger. Rates on interest-bearing liabilities for the three months ended June 30, 2022 were 0.34%. This increase of 13 bps from the second quarter of 2021 is primarily due to the higher rates on the deposits and borrowings acquired in the CIT Merger.

Year to Date 2022 compared to 2021
•NII for the six months ended June 30, 2022 was $1,349 million, an increase of $663 million compared to the same period in 2021, primarily due to the CIT Merger, as well as loan growth and a higher interest rate environment, partially offset by a decline in interest income on SBA-PPP loans.

◦Interest income earned on loans and leases for the six months ended June 30, 2022 was $1,276 million, an increase of $629 million compared to the same period in 2021. The increase was primarily due to the addition of $32.7 billion of loans acquired in the CIT Merger, along with growth in loans, partially offset by lower SBA-PPP interest income. SBA-PPP loans contributed $14 million of interest income during the six months ended June 30, 2022 compared to $58 million in the same period in 2021.
◦Interest income earned on investment securities for the six months ended June 30, 2022 was $172 million, an increase of $106 million compared to the same period in 2021. The increase was primarily due to the addition of $6.6 billion of investment securities acquired in the CIT Merger and higher portfolio yield.
◦Interest income earned on interest-earning deposits at banks for the six months ended June 30, 2022 was $19 million, an increase of $15 million compared to the same period in 2021, reflecting higher interest rates.
◦Interest expense on interest-bearing deposits for the six months ended June 30, 2022 was $81 million, an increase of $64 million compared to the same period in 2021. The increase was primarily due to the additional interest-bearing deposits acquired in the CIT Merger, which carried a higher average rate than legacy FCB deposits. Interest expense on borrowings for the six months ended June 30, 2022 was $37 million, an increase of $23 million compared to the same period in 2021. The increase was primarily due to the assumed borrowings in the CIT Merger. Utilizing excess cash, we redeemed approximately $2.9 billion of the $4.5 billion assumed debt during the first quarter.
•NIM for the six months ended June 30, 2022 was 2.89%, an increase of 16 bps from the same period in 2021, primarily reflective of the higher interest rate environment.
•Average interest-earning assets for the six months ended June 30, 2022 were $93.6 billion, compared to $50.1 billion in 2021. The change was primarily due to the interest-earning assets acquired in the CIT Merger.
•Average interest-bearing liabilities for six months ended June 30, 2022 were $69.2 billion. This is an increase from $28.4 billion in the same period in 2021, primarily due to the addition of deposits and borrowings from the CIT Merger. Rates on interest-bearing liabilities for the six months ended June 30, 2022 were 0.34%. This increase of 12 bps from the same period in 2021 was primarily due to the higher rates on the deposits and borrowings acquired in the CIT Merger.

The following table details the average interest earning assets by category.

Table 3
Average Interest-earning Asset Mix

	% of Total Interest-earning Assets
	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Loans and leases	71%	67%	64%	69%	66%
Investment securities	21%	21%	21%	21%	20%
Interest-earning deposits at banks	8%	12%	15%	10%	14%
Total interest earning assets	100%	100%	100%	100%	100%

The following table shows our average funding mix.

Table 4
Average Funding Mix

	% of Total Interest-bearing Liabilities
	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total interest-bearing deposits	95%	93%	94%	94%	94%
Securities sold under customer repurchase agreements	1%	1%	2%	1%	2%
Long-term borrowings	4%	6%	4%	5%	4%
	100%	100%	100%	100%	100%

PROVISION FOR CREDIT LOSSES

BancShares provides an amount for expected credit losses within the loan and lease portfolio and for unfunded commitments that is based on factors discussed in the Critical Accounting Estimates section of our 2021 Form 10-K. The provision is recorded to bring the ACL and reserve for unfunded commitments to a level deemed appropriate to cover losses expected in the portfolios.

The provision for credit losses for the three months ended June 30, 2022 was $42 million, compared to a provision of $464 million for the three months ended March 31, 2022, which included the day 2 provision related to the CIT Merger as explained below, and a benefit of $20 million for the same quarter in 2021. The provision for credit losses for the six months ended June 30, 2022 was $506 million compared to a benefit of $31 million in the same period of 2021.

The provision for credit losses for the three months ended June 30, 2022 of $42 million reflects loan portfolio growth and deterioration in the CECL macroeconomic forecast used to determine the ACL, partially offset by benefits from improved credit quality and lower specific reserves. The decrease in the provision for credit losses compared to the three months ended March 31, 2022 was due to the impact of the CIT Merger in the first quarter. The initial ACL for Non-Purchased Credit Deteriorated (“Non-PCD”) loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses (the “Initial Non-PCD Provision”). The first quarter provision for credit losses also included $63 million related to unfunded commitments, of which $59 million was recognized on the Merger Date related to off balance sheet exposures acquired in the CIT Merger. The noted increases to the provision for credit losses in the first quarter of $513 million that related to the CIT Merger were partially offset by a benefit of $53 million, primarily reflecting improvements in the most significant economic factors used to determine the ACL as of March 31, 2022 compared to the economic factors used to determine the ACL as of the Merger Date. The ACL is further discussed in Risk Management - Credit Risk Management below.

The increases in the provision for credit losses compared to the three and six months ended June 30, 2021 were primarily related to the impact of the CIT Merger and the deterioration in the CECL macroeconomic forecast used to determine the ACL, while the prior year benefited from reserve releases.

NONINTEREST INCOME

Noninterest Income
Noninterest income is an essential component of our total revenue. The primary sources of noninterest income consist of rental income on operating leases, fee income and other service charges, wealth management services, fees and service charges generated from deposit accounts, cardholder and merchant services, factoring commissions and mortgage lending and servicing.

Table 5
Noninterest Income

	Three Months Ended			Six Months Ended
dollars in millions	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Rental income on operating leases	$213	$208	$—	$421	$—
Other noninterest income:
Fee income and other service charges	39	35	10	74	21
Wealth management services	37	35	32	72	64
Service charges on deposit accounts	28	28	21	56	43
Factoring commissions	27	27	—	54	—
Cardholder services, net	26	25	22	51	42
Merchant services, net	9	10	8	19	17
Insurance commissions	11	12	4	23	8
Realized gain on sales of investment securities available for sale, net	—	—	16	—	25
Fair value adjustment on marketable equity securities, net	(6)	3	12	(3)	28
Bank-owned life insurance	9	8	—	17	1
Gain on sales of leasing equipment, net	5	6	—	11	—
Gain on acquisition	—	431	—	431	—
Gain on extinguishment of debt	—	6	—	6	—
Other noninterest income	26	16	8	42	21
Total other noninterest income	211	642	133	853	270
Total noninterest income	$424	$850	$133	$1,274	$270

Rental Income on Operating Leases
Rental income from equipment we lease is generated primarily in the Rail segment and to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment upon lease maturities and pricing on new equipment leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail discussion in the Results by Business Segment section for further details.

Other Noninterest Income
Other noninterest income for the three months ended June 30, 2022 was $211 million, compared to $642 million in the three months ended March 31, 2022 and $133 million for the same period in 2021. Other noninterest income for the six months ended June 30, 2022 was $853 million compared to $270 million in the same period of 2021. The increases for the comparable 2021 periods were primarily due to the additional activity related to the CIT Merger, both complimentary to existing BancShares services and products, as well as new items such as factoring services and gains recognized on equipment sales, along with the preliminary estimated gain on acquisition related to the CIT Merger. See Note 2 — Business Combinations for details.

The linked quarter comparison to the three months ended June 30, 2022 reflects a $431 million decline, primarily due to the preliminary estimated gain on acquisition related to the CIT Merger recognized in the first quarter. The remaining changes netted to a minimal amount, consisting of increases and decreases among other noninterest income accounts. The more significant variances follow:
•Fee income and other service charges, consisting of items such as capital market-related fees, fees on lines and letters of credit, and servicing fees, increased by $4 million, primarily reflecting higher capital market fees.
•Wealth management services increased by $2 million, and was led by our brokerage channel, which offset some of the pressure in trust from broad-based equity and bond market declines. In brokerage, the income was driven by increases in annuities and structured products.
•Service charges on deposit accounts were unchanged. In January, we announced our intent to eliminate our nonsufficient funds (“NSF”) fees and lower our overdraft fees from $36 to $10 on consumer accounts beginning mid-year 2022.
•During the first quarter of 2022, we redeemed approximately $2.9 billion of borrowings assumed in the CIT Merger, resulting in a $6 million gain on debt extinguishment.
•Other noninterest income primarily consisted of bank owned life insurance (“BOLI”) income, gain on sales of loans and OREO. Other noninterest income also includes derivative-related gains and losses and other various income items. Other noninterest income increased by $10 million, primarily reflecting a $6 million gain on sale of a corporate aircraft acquired in the CIT Merger.

NONINTEREST EXPENSE

Table 6
Noninterest Expense

	Three Months Ended			Six Months Ended
dollars in millions	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Depreciation on operating lease equipment	$89	$81	$—	$170	$—
Maintenance and other operating lease expenses	47	43	—	90	—
Operating expenses
Salaries and benefits	341	352	188	693	372
Net occupancy expense	48	49	28	97	58
Equipment expense	54	52	29	106	59
Professional fees	15	16	4	31	8
Third-party processing fees	26	24	14	50	28
FDIC insurance expense	9	12	4	21	7
Marketing	9	8	2	17	4
Merger-related expenses	34	135	6	169	13
Intangible asset amortization	6	6	3	12	6
Other noninterest expense	67	32	22	99	42
Total operating expenses	609	686	300	1,295	597
Total noninterest expense	$745	$810	$300	$1,555	$597

Depreciation on Operating Lease Equipment
Depreciation expense is driven by rail equipment and small and large ticket equipment we own and lease to others. The increase in expense from the prior quarter primarily reflects adjustments to residual values. Operating lease activity is in the Rail and Commercial Banking segments. The useful lives of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Rail discussion in the Results by Business Segments section for further details.

Maintenance and Other Operating Lease Expenses
Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the three months ended June 30, 2022 and March 31, 2022 were $47 million and $43 million, respectively. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. The increase from the prior quarter reflects higher renewal activity for railcars put back on lease and inflationary pressures. Refer to the Rail discussion in the Results by Business Segment section for further detail on our rail portfolio.

Operating Expenses
The primary components of operating expenses are salaries and related employee benefits, occupancy and equipment expense.

Operating expenses for the three months ended June 30, 2022 were $609 million, compared to $686 million in the three months ended March 31, 2022 and $300 million for the same period in 2021. Operating expenses for the six months ended June 30, 2022 were $1,295 million compared to $597 million in the same period of 2021. The increases compared to the same periods in 2021 were primarily driven by the CIT Merger; significant drivers included higher employee headcount, more branches and office space, additional technology systems and merger-related expenses.

Operating expenses for the three months ended June 30, 2022 declined by $77 million compared to the linked quarter, which was primarily comprised of the following:
•Salaries and benefits decreased by $11 million, primarily reflecting lower benefit expenses, lower incentive compensation and higher deferred loan origination costs, partially offset by higher salary expense due to annual merit increases and net staff additions. The staff additions are the result of building out teams to support our move to large bank compliance, as well as to backfill vacancies.
•The $3 million decrease in FDIC insurance expense primarily reflects the decline in deposits from last quarter.
•Merger-related expenses decreased by $101 million, primarily driven by lower severance and retention costs.
•Other expenses consisted of other insurance and taxes (other than income tax), foreclosure, collection and other OREO-related expenses, advertising, consulting, telecommunications and other miscellaneous expenses including travel, postage, supplies, and appraisal expense. Other expense increased by $35 million, as the first quarter of 2022 included a $27 million reversal of an accrual related to legacy CIT postretirement plans that were terminated after the Merger Date. See Note 21 — Employee Benefit Plans. The remaining change included a legal settlement accrual and small net increases in other miscellaneous items, such as travel.

INCOME TAXES

Table 7
Income Tax Data

	Three Months Ended			Six Months Ended
dollars in millions	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income before income taxes	$337	$225	$199	$562	$390
Income taxes	82	(46)	46	36	90
Effective tax rate	24.2%	(20.4)%	23.1%	6.3%	23.0%

The effective tax rate (“ETR”) was 24.2% in the three months ended June 30, 2022, compared to (20.4)% for the three months ended March 31, 2022 and 23.1% in the year-ago quarter. The increase in effective rate from 23.1% in the year ago quarter to 24.2% for the three months ended June 30, 2022 was primarily driven by the increase in state and local taxes resulting from the CIT Merger. The effective rates for the three months ended March 31, 2022, and the six months ended June 30, 2022, were driven by the non-taxable nature of the preliminary bargain purchase gain arising from the CIT Merger.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the actual 2022 ETR due to changes in these factors.

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

Results in our business segments reflect our funds transfer policy and allocation of expenses. Unallocated balances and, when applicable, certain select items, are reflected in Corporate.
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

Table 8
General Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income	$467	$437	$363	$904	$707
Provision (benefit) for credit losses	7	(15)	(21)	(8)	(32)
Net interest income after provision (benefit) for credit losses	460	452	384	912	739
Noninterest income	125	123	104	248	214
Noninterest expense	390	409	289	799	579
Income before income taxes	195	166	199	361	374
Income tax expense	40	40	46	80	86
Net income	$155	$126	$153	$281	$288
Select Period End Balances
Loans and leases	$40,444	$38,778	$32,033	$40,444	$32,033
Deposits	83,535	85,469	48,344	83,535	48,344

Results for the 2022 periods reflect the additional activity from the CIT Merger, which were not included in 2021 income statements.

Net income for the three months ended June 30, 2022 increased compared to the three months ended March 31, 2022, reflecting higher NII, mostly due to growth in the loan portfolio, partially offset by a higher provision for credit losses. The provision for credit losses in the current quarter reflects deterioration in CECL macroeconomic scenarios and portfolio growth. Noninterest income for the three months ended June 30, 2022 increased compared to the three months ended March 31, 2022, reflecting increases in wealth management income and cardholder services income, and slightly higher service charges on deposits compared, to the three months ended March 31, 2022. Noninterest expenses for the three months ended June 30, 2022 decreased compared to the three months ended March 31, 2022, reflecting items discussed previously in the Noninterest Expenses section.

Loans and leases at June 30, 2022 increased from March 31, 2022 reflecting strong demand through our branch network. Growth was primarily concentrated in business and commercial loans. Mortgage loans also grew, reflecting lower prepayments and originating loans that were held on-balance sheet. Compared to June 30, 2021, loans and leases increased reflecting the additional residential mortgages and consumer loans acquired in the CIT Merger, partially offset by run-off of SBA-PPP loans.

Deposits include deposits from the branch, online and community association banking channels. The additional branches acquired in the CIT Merger were mostly in California. Deposits at June 30, 2022 were down from March 31, 2022, reflecting declines in higher-priced deposits from legacy CIT, partially offset by higher noninterest earning deposits, while the increase compared to June 30, 2021 reflects deposits acquired in the CIT Merger. See discussions in Net Interest Income and Net Interest Margin section above and Balance Sheet Analysis—Deposits section below.

Commercial Banking
Commercial Banking provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across various industries. Commercial Banking also provides asset-based lending, factoring, receivables management products and supply chain financing. Revenue is primarily generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities.

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

Table 9
Commercial Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income	$204	$207	$4	$411	$8
Provision (benefit) for credit losses	35	(34)	1	1	1
Net interest income after provision (benefit) for credit losses	169	241	3	410	7
Noninterest income	130	112	—	242	—
Noninterest expense	180	191	1	371	2
Income before income taxes	119	162	2	281	5
Income tax expense	24	41	—	65	1
Net income	$95	$121	$2	$216	$4
Select Period End Balances
Loans and leases	$27,220	26,672	$657	$27,220	$657
Deposits	4,449	4,687	66	4,449	66

Results for the 2022 periods primarily reflect activity from the former CIT businesses, which were not included in 2021 income statements.

Net income for the three months ended June 30, 2022 decreased compared to the three months ended March 31, 2022, mostly due to a higher provision for credit losses, which offset higher noninterest income and lower noninterest expenses. The provision for credit losses in the current quarter reflects deterioration in CECL macroeconomic forecasts and loan growth. For the three months ended June 30, and March 31, 2022, noninterest income included rental income on operating lease equipment of $53 million and $49 million, respectively. The increase reflected higher operating lease equipment in the current quarter. The remaining increase in non-interest income was due to higher capital market fees, market adjustments on derivatives and higher gains on equipment sales. Noninterest expense include operating expenses and depreciation on operating lease equipment. Noninterest expenses for the three months ended June 30, 2022 decreased compared to the three months ended March 31, 2022, reflecting items discussed previously in the Noninterest Expenses section. The decline in the operating expenses was partially offset by an increase in depreciation on operating lease equipment, which totaled $42 million for the three months ended June 30, 2022 and $40 million for the three months ended March 31, 2022. The increase reflected the higher asset balance.

Loans and leases at June 30, 2022 increased from March 31, 2022, reflecting growth in the commercial and industrial loans, partially offset by a decline in real estate finance loans, as prepayments remained elevated. The increase in loans and leases and deposits for the 2022 periods compared to 2021 reflect those acquired in the CIT Merger.

Rail
Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and center beams and flat cars for lumber. Revenues are primarily generated from operating lease income.

Table 10
Rail: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Rental income on operating leases	$160	$159	$—	$319	$—
Depreciation on operating lease equipment	47	41	—	88	—
Maintenance and other operating lease expenses	47	43	—	90	—
Net revenue on operating leases(1)	66	75	—	141	—
Interest expense, net	18	19	—	37	—
Noninterest income	—	3	—	3	—
Operating expenses	17	16	—	33	—
Income before income taxes	31	43	—	74	—
Income tax expense	7	11	—	18	—
Net income	$24	$32	$—	$56	$—
Select Period End Balances
Operating lease equipment, net	$7,247	$7,251	$—	$7,247	$—
(1)Net revenue on operating leases is a non-GAAP measure. See the “Non-GAAP Financial Measures” section for a reconciliation from the GAAP measure (segment net income) to the non-GAAP measure (net revenue on operating leases).

Net income and net revenue on operating leases are utilized to measure the profitability of our Rail segment. Net revenue on operating leases reflects rental income on operating lease equipment less depreciation, maintenance and other operating lease expenses. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this business. NII is not used because it includes the impact of debt costs of our operating lease assets but excludes the associated rental income.

Net income and net revenue on operating leases for the three months ended June 30, 2022, were $24 million and $66 million, respectively, both down from the three months ended March 31, 2022, driven by higher depreciation and higher maintenance costs. Depreciation is recognized on railcars, and the current quarter included higher costs driven by adjustments to residual values. Maintenance and other operating lease expenses increased from the prior quarter, reflecting higher renewal activity for railcars put back on lease and inflationary pressures. Other noninterest income reflects gains on equipment sales, which were insignificant in the three months ended June 30, 2022.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 114% of the average prior or expiring lease rate, strengthened by various railcar types during the quarter, such as plastics, mill gondolas, covered hoppers and boxcars. Our railcar utilization, including commitments to lease, at June 30, 2022 was 96.2%, up from 95.5% at March 31, 2022, with broad based improvements across most car types.

Portfolio
Rail customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater), other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at June 30, 2022 consisted of approximately 119,500 railcars, down slightly from March 31, 2022. The following table reflects the proportion of railcars by type based on units and net investment, respectively:

Table 11
Operating lease Railcar Portfolio by Type (units and net investment)

	June 30, 2022		March 31, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	42%	40%	42%	40%
Tank Cars	30%	41%	30%	41%
Mill/Coil Gondolas	8%	6%	8%	6%
Coal	8%	1%	8%	1%
Boxcars	6%	7%	6%	7%
Other	6%	5%	6%	5%
Total	100%	100%	100%	100%

Table 12
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	June 30, 2022		March 31, 2022
Manufacturing	$3,057	42%	$2,879	40%
Rail	1,937	27%	2,306	32%
Wholesale	980	14%	945	13%
Oil and gas extraction / services	556	8%	447	6%
Energy and utilities	237	3%	224	3%
Other	480	6%	450	6%
Total	$7,247	100%	$7,251	100%

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), merger-related expenses, as well as certain unallocated costs and intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as: the Initial Non-PCD Provision for loans and leases and unfunded commitments; and the preliminary gain on acquisition, each of which are related to the CIT Merger.

Table 13
Corporate: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income (expense)	$47	$24	$(21)	$71	$(29)
Provision for credit losses	—	513	—	513	—
Net interest income (expense) after provision for credit losses	47	(489)	(21)	(442)	(29)
Noninterest income	9	453	29	462	56
Noninterest expense	64	110	10	174	16
Income before income taxes	(8)	(146)	(2)	(154)	11
Income tax expense (benefit)	11	(138)	—	(127)	3
Net loss	$(19)	$(8)	$(2)	$(27)	$8

Results for 2022 were driven by impacts from the CIT Merger. Results in the three months ended June 30, 2022 included $34 million of merger-related expenses and a $6 million gain on sale of a corporate aircraft. The three months ended March 31, 2022 included $513 million related to the Initial Non-PCD Provision, a preliminary gain on acquisition of $431 million in noninterest income and $135 million of merger-related expenses, partially offset by a reduction of approximately $27 million related to the termination of certain legacy CIT retiree benefit plans in noninterest expenses.

BALANCE SHEET ANALYSIS

INTEREST-EARNING ASSETS
Interest-earning assets include interest-bearing cash, investment securities, assets held for sale and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher risk investments typically carry a higher interest rate but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets, while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-bearing cash at June 30, 2022 totaled $6.5 billion. This was down from $9.3 billion at March 31, 2022 and $9.1 billion at December 31, 2021. These declines related to lower deposits, loan growth, and the timing of investment maturities. While the CIT Merger added approximately $2.9 billion of interest-bearing cash as of the Merger Date, that amount was offset by the use of cash for the redemption of approximately $2.9 billion of assumed debt in February.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made largely under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into overnight investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow any overnight investments to decline and use proceeds from maturing securities and prepayments to fund loan demand. See Note 1 — Accounting Policies and Basis of Presentation and Note 3 — Investments for additional disclosures regarding investment securities.

The carrying value of investment securities at June 30, 2022 totaled $19.1 billion. This was down from $19.5 billion at March 31, 2022, reflecting investment security purchases of $0.5 billion, maturities and paydowns of $0.6 billion, and the remaining primarily due to change in fair value. The increase from $13.1 billion at December 31, 2021, primarily reflected the CIT Merger, which added $6.6 billion. The remaining year to date activity in the portfolio included investment securities purchases of $1.3 billion, partially offset by maturities and paydowns of $1.2 billion, and fair value changes.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of June 30, 2022, investment securities available for sale had a net pre-tax unrealized loss of $647 million, compared to a net pre-tax unrealized losses of $431 million as of March 31, 2022 and $12 million as of December 31, 2021. Management evaluated the available for sale securities in an unrealized loss position and concluded that the unrealized losses related to changes in interest rates relative to when the securities were purchased, and therefore BancShares management determined that no ACL was needed at June 30, 2022.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the World Bank and FDIC guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the World Bank and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, BancShares management determined that no ACL was needed at June 30, 2022 and December 31, 2021.

Table 14 presents the investment securities portfolio at June 30, 2022, March 31, 2022, and December 31, 2021, segregated by major category.

Table 14
Investment Securities

	June 30, 2022			March 31, 2022			December 31, 2021
dollars in millions	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale
U.S. Treasury	10.5%	$2,005	$1,903	10.2%	$2,014	$1,931	15.4%	$2,007	$2,005
Government agency	1.1%	191	190	1.1%	206	206	1.7%	221	221
Residential mortgage-backed securities	27.7%	5,448	5,020	26.8%	5,340	5,052	36.2%	4,757	4,729
Commercial mortgage-backed securities	8.4%	1,632	1,527	8.1%	1,584	1,520	12.6%	1,648	1,640
Corporate bonds	3.1%	581	570	3.1%	582	586	4.7%	582	608
Total investment securities available for sale	50.8%	$9,857	$9,210	49.3%	$9,726	$9,295	70.6%	$9,215	$9,203
Investment in marketable equity securities	0.5%	$73	$94	0.5%	$73	$100	0.7%	$73	$98
Investment securities held to maturity
U.S. Treasury	2.4%	$472	$437	2.4%	$471	$447	—%	$—	$—
Government agency	7.9%	1,544	1,424	7.8%	1,541	1,463	—%	—	—
Residential mortgage-backed securities	22.8%	4,633	4,119	23.6%	4,776	4,461	17.7%	2,322	2,306
Commercial mortgage-backed securities	14.1%	2,886	2,563	14.9%	2,988	2,805	11.0%	1,485	1,451
Supranational securities	1.5%	294	266	1.5%	294	277	—%	—	—
Other investments	—%	3	3	—%	4	4	—%	2	2
Total investment securities held to maturity	48.7%	$9,832	$8,812	50.2%	$10,074	$9,457	28.7%	$3,809	$3,759
Total investment securities	100%	$19,762	$18,116	100%	$19,873	$18,852	100%	$13,097	$13,060
(1) Calculated as a percent of the total fair value of investment securities.

Table 15 presents the weighted average yields for investment securities available for sale and held to maturity at June 30, 2022, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.

Table 15
Weighted Average Yield on Investment Securities

	June 30, 2022
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale
U.S. Treasury	—%	0.96%	—%	—%	0.96%
Government agency	—%	3.98%	3.40%	3.49%	3.41%
Residential mortgage-backed securities	1.40%	2.24%	2.16%	1.67%	1.68%
Commercial mortgage-backed securities	—%	3.50%	4.65%	2.53%	2.57%
Corporate bonds	—%	6.08%	5.32%	4.67%	5.37%
Total investment securities available for sale	1.40%	1.17%	4.67%	1.87%	1.93%

Investment securities held to maturity
U.S. Treasury	—%	1.30%	1.44%	—%	1.38%
Government agency	0.44%	1.32%	1.70%	—%	1.49%
Residential mortgage-backed securities(1)	—%	3.70%	3.60%	1.76%	1.76%
Commercial mortgage-backed securities(1)	—%	—%	2.28%	1.83%	1.84%
Supranational Securities	—%	1.23%	1.64%	—%	1.56%
Other investments	0.48%	—%	—%	—%	0.48%
Total investment securities held to maturity	0.44%	1.31%	1.65%	1.79%	1.72%
(1)Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale at June 30, 2022 were $38 million, of which $35 million related to loans and the remainder to non-interest earning operating lease equipment. Assets held for sale totaled $83 million at March 31, 2022 and $99 million at December 31, 2021. The declines were primarily due to loan sales.

Certain residential real estate loans and commercial loans are originated to be sold to investors or lenders, respectively, and are recorded in assets held for sale at fair value. In addition, BancShares may change its strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value.

Loans and Leases
Loans and leases held for investment at June 30, 2022 were $67.7 billion, an increase from $65.5 billion, at March 31, 2022. We continued to see strong growth in our branch network and residential mortgage portfolio as well as growth in our commercial bank from a number of our industry verticals, middle market banking and business capital, driven by growth in commercial and industrial and residential mortgage loans. These increases were partially offset by a decline in real estate finance loans, reflecting continued prepayment activity. Total loans and leases increased from $32.4 billion at December 31, 2021, reflecting the addition of $32.7 billion from the CIT Merger and the above noted activity, partially offset by a reduction in SBA-PPP loans.

Upon completion of the CIT Merger, we re-evaluated our loan classes to reflect the risk characteristics of the combined portfolio. BancShares reports its commercial loan portfolio in the following classes: commercial construction, owner occupied commercial mortgage, non-owner occupied commercial mortgage, commercial and industrial, and leases. The consumer portfolio includes residential mortgage, revolving mortgage, consumer auto and consumer other. Commercial loans at June 30, 2022 were $51.5 billion compared to $50.1 billion at March 31, 2022 and $22.6 billion at December 31, 2021, representing 76%, 76% and 70% of total loans and leases, respectively. Consumer loans at June 30, 2022 were $16.3 billion, compared to $15.4 billion at March 31, 2022 and $9.8 billion at December 31, 2021, representing 24%, 24% and 30% of total loans and leases, respectively.

Table 16
Loans and Leases

dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021
Commercial:
Commercial construction	$2,783	$2,633	$1,238
Owner occupied commercial mortgage	13,795	13,553	12,099
Non-owner occupied commercial mortgage	9,167	9,293	3,041
Commercial and industrial	23,554	22,402	5,937
Leases	2,178	2,220	271
Total commercial	$51,477	$50,101	$22,586
Consumer:
Residential mortgage	12,441	11,711	6,088
Revolving mortgage	1,893	1,840	1,818
Consumer auto	1,338	1,320	1,332
Consumer other	586	552	548
Total consumer	$16,258	$15,423	$9,786
Total loans and leases	67,735	65,524	32,372
Less allowance for credit losses	850	848	178
Net loans and leases	$66,885	$64,676	$32,194

The discount related to acquired loans was $138 million, $142 million and $40 million at June 30, 2022, March 31, 2022 and December 31, 2021, respectively.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio is mostly comprised of rail assets. See the Rail segment section for further details on the rail portfolio.

Table 17
Operating Lease Equipment

dollars in millions	June 30, 2022	March 31, 2022
Railcars and locomotives	$7,247	$7,251
Other equipment	724	721
Total(1)	$7,971	$7,972
(1)Includes off-lease Rail equipment of $492 million at June 30, 2022 and $504 million at March 31, 2022.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities at June 30, 2022 totaled $67.1 billion, compared to $69.0 billion at March 31, 2022 and $31.8 billion at December 31, 2021. As discussed further below, the decrease from March 31, 2022 reflects lower deposits, partially offset by higher borrowings. The increase from December 31, 2021 was mostly due to deposits and borrowings from the CIT Merger, partially offset by the redemption of assumed debt during the first quarter. See Note 2 — Business Combinations for details on deposits and borrowings associated with the CIT Merger.

Deposits
Total deposits at June 30, 2022 were $89.3 billion, a decrease of $2.3 billion as compared to March 31, 2022 and an increase of $37.9 billion as compared to December 31, 2021. Interest-bearing deposits totaled $62.7 billion, $65.7 billion and $30.0 billion at June 30, 2022, March 31, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits totaled $26.6 billion, $25.9 billion and $21.4 billion at June 30, 2022, March 31, 2022 and December 31, 2021, respectively. The decline in total deposits as compared to March 31, 2022 was driven by lower money market and time deposits, as we saw the most rate sensitive customers begin to move funds in response to recent increases by the FOMC in the target federal funds rate. The reductions were primarily concentrated in acquired higher cost channels including the direct bank and legacy OneWest branches. These declines were partially offset by growth in noninterest-bearing deposits, primarily from our branch network. The increase in total deposits as compared to December 31, 2021 was primarily driven by the $39.4 billion of deposits from the CIT Merger. As part of the CIT Merger, we acquired CIT’s online banking platform and an HOA deposit channel.

Table 18
Deposits

dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$26,645	$25,898	$21,405
Checking with interest	16,285	16,702	12,694
Money market	24,699	26,249	10,590
Savings	13,319	13,506	4,236
Time	8,381	9,242	2,481
Total deposits	$89,329	$91,597	$51,406

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

We estimate total uninsured deposits were $31.0 billion and $23.0 billion at June 30, 2022 and December 31, 2021, respectively. Table 19 provides the expected maturity of time deposits in excess of $250,000, the FDIC insurance limit, as of June 30, 2022.

Table 19
Maturities of Time Deposits In Excess of $250,000

dollars in millions	June 30, 2022
Time deposits maturing in:
Three months or less	$395
Over three months through six months	252
Over six months through 12 months	405
More than 12 months	315
Total	$1,367

Borrowings
Total borrowings at June 30, 2022 were $4.5 billion, compared to $3.3 billion at March 31, 2022 and $1.8 billion at December 31, 2021. The increase from March 31, 2022 primarily reflecting new FHLB borrowings of $1.65 billion, partially offset by repayments of $0.5 billion. The additional $2.7 billion increase from December 31, 2021 reflected $4.5 billion debt assumed in the CIT Merger and the new FHLB borrowings net of repayments, partially offset by debt redemption of approximately $2.9 billion in February.

Table 20 presents borrowings, including the respective unamortized purchase accounting adjustments and issuance costs.

Table 20
Borrowings

dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$646	$616	$589
Federal Home Loan Bank borrowings
Floating rate notes due through July 2024	1,650	—	—
Fixed rate notes due through March 2032	135	639	645
Senior Unsecured Borrowings
3.929% fixed-to-floating rate notes due June 2024(1)	510	513	—
2.969% fixed-to-floating rate notes due September 2025(1)	322	322	—
6.000% fixed rate notes due April 2036(1)	60	60	—
Subordinated debt
6.125% fixed rate notes due March 2028(1)	475	478	—
4.125% fixed-to-fixed rate notes due November 2029(1)	102	103	—
3.375% fixed-to-floating rate notes due March 2030	348	347	347
Macon Capital Trust I - floating rate debenture due March 2034	14	14	14
SCB Capital Trust I - floating rate debenture due April 2034	10	10	11
FCB/SC Capital Trust II - floating rate debenture due June 2034	18	18	18
FCB/NC Capital Trust III - floating rate debenture due June 2036	88	88	88
Total subordinated debt	1,055	1,058	478
Other borrowings	81	84	72
Total borrowings	$4,459	$3,292	$1,784
(1) Debt assumed in the CIT Merger.

See Note 12 — Borrowings for further information on the various components.

RISK MANAGEMENT

BancShares provided detail risk management information in our 2021 Form 10-K. The following is a summary of those disclosures or updates to those disclosures, primarily due to the CIT Merger.

Risk is inherent in any business. BancShares has defined a moderate risk appetite, a balanced approach to risk taking, with a philosophy which does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge and oversight by management committees. In addition, the Board strives to ensure the business culture is integrated with the Risk Management program and policies, procedures and metrics for identifying, assessing, monitoring and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through the Board Risk Committee.

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

BancShares is subject to a variety of risks that may arise through its business activities. As identified in our 2021 Form 10-K, our primary risks are credit, market, capital, liquidity, operational, compliance, strategic and reputational risks. Due to the CIT Merger, further below we added Asset Risk (due to the operating lease portfolio) as a primary risk and enhanced our credit risk to highlight counterparty risk (due to the increased use of derivatives).

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

Since the filing of our 2021 Form 10-K, BancShares has been assessing the emerging impacts of the rising international tensions that could impact the economy and exacerbate headwinds of rising inflation, elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyber-attacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date but those assessments will remain ongoing as the condition continues to exist.

CREDIT RISK

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCD or non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an appropriate ACL that accounts for expected losses over the life of the loan and lease portfolios.

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

The ACL at June 30, 2022 was $850 million, compared to $848 million at March 31, 2022 and $178 million at December 31, 2021. The ACL as a percentage of total loans and leases at June 30, 2022 was 1.26%, compared to 1.29% at March 31, 2022 and 0.55% at December 31, 2021.

The ACL at June 30, 2022 increased slightly compared to March 31, 2022 due to the impacts of loan growth and deterioration in the CECL macroeconomic forecast (primarily related to GDP, home prices, and commercial real estate prices) were partially offset by improvements in credit quality and a $12 million decrease in the initial ACL for PCD loans and leases acquired in the CIT Merger (the “Initial PCD ACL”). In the three months ended June 30, 2022, the ACL on commercial loans decreased $3 million and the ACL on consumer portfolios increased $5 million.

Compared to December 31, 2021, the increase in the ACL at June 30, 2022 on commercial portfolios was $660 million and $12 million on the consumer portfolios. The increase was primarily due to the impact of the CIT Merger. The Initial PCD ACL of $272 million was established through the PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed further in Note 2 — Business Combinations. The initial ACL for Non-PCD loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses for the “Initial Non-PCD Provision”. In addition to the impact on the ACL from the CIT Merger, changes in CECL macroeconomic forecasts during the first half of 2022 impacted the ACL. As previously discussed above, the economic forecasts utilized to determine the ACL at June 30, 2022 deteriorated compared to the forecasts utilized to determine the ACL at March 31, 2022. The scenarios utilized to generate the ACL at March 31, 2022 showed improvements in the most significant economic factors compared to what was used to generate the December 31, 2021 ACL. The loss estimates were also influenced by BancShares’ strong credit quality and low net charge-offs.
While management utilizes its best judgment and information available, the ACL is dependent upon factors that are inherently difficult to predict, the most significant being the factors in the economic scenarios. ACL estimates in these scenarios ranged from approximately $660 million to approximately $1.3 billion. BancShares management determined that an ACL of $850 million was appropriate as of June 30, 2022.

Table 21
Allowance for Credit Losses

	Three Months Ended June 30, 2022
dollars in millions	Commercial	Consumer	Total
Balance at March 31, 2022	$743	$105	$848
Initial PCD ACL(1)	(12)	—	(12)
Initial Non-PCD Provision	—	—	—
Provision for credit losses - loans and leases	33	3	36
Total provision for credit losses - loans and leases	33	3	36
Charge-offs(1)	(36)	(5)	(41)
Recoveries	12	7	19
Balance at June 30, 2022	$740	$110	$850
Annualized net charge-off ratio			0.13%
Net charge-offs (recoveries)	$24	$(2)	$22
Average loans			$66,431
Percent of loans in each category to total loans	76%	24%	100%

	Three Months Ended March 31, 2022
	Commercial	Consumer	Total
Balance at December 31, 2021	$80	$98	$178
Initial PCD ACL(1)	270	14	284
Initial Non-PCD Provision	432	22	454
Benefit for credit losses - loans and leases	(23)	(30)	(53)
Total provision (benefit) for credit losses- loans and leases	409	(8)	401
Charge-offs(1)	(28)	(5)	(33)
Recoveries	12	6	18
Balance at March 31, 2022	$743	$105	$848
Annualized net charge-off ratio			0.09%
Net charge-offs (recoveries)	$16	$(1)	$15
Average loans			$65,182
Percent of loans in each category to total loans	76%	24%	100%

	Three Months Ended June 30, 2021
	Commercial	Consumer	Total
Balance at March 31, 2021	$86	$124	$210
Provision (benefit) for credit losses - loans and leases	1	(20)	(19)
Charge-offs	(3)	(4)	(7)
Recoveries	2	3	5
Balance at June 30, 2021	$86	$103	$189
Annualized net charge-off ratio			0.02%
Net charge-offs	$1	$1	$2
Average loans			$33,042
Percent of loans in each category to total loans	70%	30%	100%
(1) The Initial PCD ACL related to the CIT Merger was $272 million, net of an additional $243 million for loans that CIT charged-off prior to the Merger Date (whether full or partial) which met BancShares’ charge-off policy at the Merger Date. The $12 million reflects second quarter adjustment to the original amount recorded on the Merger Date, with an equal adjustment to the UPB of PCD loans. There was no income statement impact or adjustment to the purchase price.

	Six Months Ended June 30, 2022
dollars in millions	Commercial	Consumer	Total
Balance at December 31, 2021	$80	$98	$178
Initial PCD ACL(1)	258	14	272
Initial Non-PCD Provision	432	22	454
Provision (benefit) for credit losses - loans and leases	10	(27)	(17)
Total provision (benefit) for credit losses - loans and leases	442	(5)	437
Charge-offs(1)	(64)	(10)	(74)
Recoveries	24	13	37
Balance at June 30, 2022	$740	$110	$850
Annualized net charge-off ratio			0.11%
Net charge-offs (recoveries)	$40	$(3)	$37
Average loans			$65,810
Percent of loans in each category to total loans	76%	24%	100%

	Six Months Ended June 30, 2021
	Commercial	Consumer	Total
Balance at December 31, 2020	$92	$133	$225
Benefit for credit losses - loans and leases	(3)	(28)	(31)
Charge-offs	(7)	(9)	(16)
Recoveries	4	7	11
Balance at June 30, 2021	$86	$103	$189
Annualized net charge-off ratio			0.03%
Net charge-offs	$3	$2	$5
Average loans			$33,007
Percent of loans in each category to total loans	70%	30%	100%
(1) See footnote to table above.

Net charge-offs during the three months ended June 30, 2022 were $22 million, compared to $15 million during the first quarter of 2022 and $2 million during the second quarter of 2021. The increase in net charge-offs from the first quarter of 2022 was primarily driven by a single commercial account. On an annualized basis, the net charge-off ratio was 0.13%, 0.09% and 0.02% for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively. Net charge-offs for the six months ended June 30, 2022 and 2021 were $37 million (net charge-off ratio of 0.11%) and $5 million (net charge-off ratio of 0.03%), respectively.

The following table provides trends in the ACL ratios.

Table 22
Allowance for Credit Losses Ratios

dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021
Allowance for credit losses to total loans and leases:	1.26%	1.29%	0.55%
Allowance for credit losses	$850	$848	$178
Total loans and leases	$67,735	$65,524	$32,372
Commercial loans and leases:
Commercial allowance for credit losses to commercial loans and leases:	1.43%	1.48%	0.35%
Allowance for credit losses - commercial	$740	$743	$80
Commercial loans and leases	$51,477	$50,101	$22,586
Consumer loans:
Consumer allowance for credit losses to consumer loans:	0.69%	0.69%	1.01%
Allowance for credit losses - consumer	$110	$105	$98
Consumer loans	$16,258	$15,423	$9,786

The reserve for unfunded loan commitments was $81 million, $75 million and $12 million at June 30, 2022, March 31, 2022 and December 31, 2021, respectively. The 2022 increases from December 31, 2021 were driven by the additional commitments from the CIT Merger. The additional off-balance sheet commitments primarily reflect loan commitments or lines of credit and DPAs. See Note 23 — Commitments and Contingencies for information relating to off-balance sheet commitments and Note 5 — Allowance for Credit Losses for a roll forward of the ACL for unfunded commitments.

Credit Metrics
Non-performing Assets
Non-performing assets include non-accrual loans and leases and OREO. Non-performing assets at June 30, 2022 totaled $558 million, compared to $581 million at March 31, 2022 and an increase of $397 million since December 31, 2021, primarily reflecting the added balances of the CIT portfolio.

The following table presents total nonperforming assets.

Table 23
Non-Performing Assets

dollars in millions	June 30, 2022	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial loans	$413	$426	$45
Consumer loans	100	112	76
Total non-accrual loans	$513	$538	$121
Other real estate owned	45	43	40
Total non-performing assets	$558	$581	$161

Allowance for credit losses to total loans and leases:	1.26%	1.29%	0.55%
Ratio of total non-performing assets to total loans, leases and other real estate owned	0.83%	0.89%	0.49%
Ratio of non-accrual loans and leases to total loans and leases	0.76%	0.82%	0.37%
Ratio of allowance for credit losses to non-accrual loans and leases	165.41%	157.55%	148.37%

Non-accrual loans and leases at June 30, 2022 were $513 million, a decrease of $25 million from March 31, 2022 and an increase of $392 million since December 31, 2021. Non-accrual loans and leases as a percentage of total loans and leases was 0.76%, 0.82% and 0.37% at June 30, 2022, March 31, 2022 and December 31, 2021, respectively. The increase from December 31, 2021 was primarily driven by the CIT Merger. The increase in consumer non-accrual loans was primarily due to the addition of a legacy CIT single family residential loan portfolio. OREO at June 30, 2022 totaled $45 million, representing an increase of $2 million from March 31, 2022 and $5 million since December 31, 2021. Non-performing assets as a percentage of total loans, leases and OREO at June 30, 2022 was 0.83% compared to 0.89% at March 31, 2022 and 0.49% at December 31, 2021.

Past Due Accounts
The percentage of loans 30 days or more past due at June 30, 2022 was 0.78% of loans, compared to 0.81% at March 31, 2022 and 0.43% at December 31, 2021. Delinquency status of loans is presented in Note 4 — Loans and Leases.

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

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify accounting and reporting expectations for loan modifications in determining TDR designation for borrowers experiencing COVID-19-related financial difficulty. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19, and in most cases, did not record these as TDRs.

Table 24
Troubled Debt Restructurings

	June 30, 2022			March 31, 2022
dollars in millions	Commercial	Consumer	Total	Commercial	Consumer	Total
Accruing TDRs	$105	$49	$154	$103	$48	$151
Non-accruing TDRs	25	24	49	28	24	52
Total TDRs	$130	$73	$203	$131	$72	$203

				December 31, 2021
Accruing TDRs				$97	$49	$146
Non-accruing TDRs				21	25	46
Total TDRs				$118	$74	$192

Concentration Risk
We aim to maintain a well-diversified loan portfolio and seek to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries.

Commercial Concentrations
Geographic Concentrations
The following table summarizes state concentrations greater than 5.0% of our loans. Data is based on obligor location unless secured by real estate, then data based on property location.

Table 25
Commercial Loans - Geography

dollars in millions	June 30, 2022		March 31, 2022		December 31, 2021
State
North Carolina	$8,639	16.8%	$7,973	15.9%	$7,181	31.8%
California	8,636	16.8%	8,701	17.4%	3,163	14.0%
Texas	3,330	6.5%	3,235	6.5%	879	3.9%
Florida	3,156	6.1%	3,020	6.0%	1,496	6.6%
South Carolina	2,989	5.8%	2,969	5.9%	2,855	12.6%
All other states	23,217	45.1%	22,784	45.5%	7,012	31.1%
Total U.S.	$49,967	97.1%	$48,682	97.2%	$22,586	100.0%
Total International	1,510	2.9%	1,419	2.8%	—	—%
Total	$51,477	100.0%	$50,101	100.0%	$22,586	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 26
Commercial Loans - Industry

dollars in millions	June 30, 2022		March 31, 2022		December 31, 2021
Real Estate	$10,850	21.1%	$11,233	22.4%	$4,279	18.9%
Healthcare	7,267	14.1%	8,311	16.6%	6,997	31.0%
Transportation, communication, gas, utilities	5,022	9.8%	4,156	8.3%	774	3.4%
Manufacturing	4,586	8.9%	4,092	8.2%	1,347	6.0%
Business Services	4,199	8.2%	4,053	8.1%	2,307	10.2%
Retail	3,647	7.1%	3,832	7.6%	1,301	5.8%
Service industries	3,303	6.4%	3,199	6.4%	722	3.2%
Finance and insurance	3,279	6.4%	3,228	6.4%	1,361	6.0%
Wholesale	2,333	4.5%	2,198	4.4%	882	3.9%
Other	6,991	13.5%	5,799	11.6%	2,616	11.6%
Total	$51,477	100.0%	$50,101	100.0%	$22,586	100.0%

Consumer Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on property address.

Table 27
Consumer Loans - Geographic

	June 30, 2022		March 31, 2022		December 31, 2021
dollars in millions	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
State
North Carolina	$5,266	32.4%	$5,013	32.5%	$4,931	50.4%
California	3,796	23.4%	3,616	23.4%	161	1.6%
South Carolina	2,786	17.1%	2,682	17.4%	2,626	26.9%
Other states	4,410	27.1%	4,112	26.7%	2,068	21.1%
Total loans	$16,258	100.0%	$15,423	100.0%	$9,786	100.0%

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

Our exposure to NII Sensitivity is guided by the Risk Appetite Framework and a range of risk metrics and BancShares may utilize tools across the balance sheet to adjust its interest rate risk exposures, including through business line actions and actions within the investment, funding and derivative activities.

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

Table 28 below summarizes the results of 12-month NII Sensitivity simulations produced our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporates additional assumptions, such as, but not limited to prepayment estimates, pricing estimates and deposit behaviors. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and 25 and 100 bps decrease from the market-based forward curve for June 30, 2022, March 31, 2022, and December 2021.

Table 28
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	June 30, 2022	March 31, 2022	December 31, 2021
-100	(5.34)%	(6.10)%	(5.77)%
-25	(1.25)%	(1.50)%	(1.15)%
+25	1.34%	1.60%	1.05%
+100	5.17%	6.10%	3.21%
+200	10.20%	12.20%	6.30%

NII Sensitivity metrics at June 30, 2022, compared to March 31, 2022, were primarily affected by continued deployment of cash as well as liability management actions which included borrowing FHLB advances indexed to Secured Overnight Financing Rate (“SOFR”). BancShares continues to have an asset sensitive interest rate risk profile. The potential exposure to forecasted earnings is largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as modest estimates of future deposit betas. Approximately 45% of our loans have floating contractual reference rates, indexed primarily to 1-month LIBOR, 3-month LIBOR, Prime and SOFR. Deposit betas for the combined company are modeled and have a portfolio average of 20%-25%, which blends the lower beta deposits of legacy FCB with the higher betas from legacy CIT. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

Table 29 presents the EVE profile as of June 30, 2022, March 31, 2022, and December 31, 2021.

Table 29
Economic Value Of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	June 30, 2022	March 31, 2022	December 31, 2021
-100	(7.17)%	(7.90)%	(13.68)%
-25	(1.67)%	(1.80)%	—%
+100	5.92%	6.40%	6.10%
+200	7.21%	8.40%	5.93%

The economic value of equity metrics at June 30, 2022 compared to March 31, 2022 were primarily affected by balance sheet composition changes as well as increasing market interest rates.

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

Table 30
Loan Maturity Distribution

	At June 30, 2022, Maturing
dollars in millions	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$661	$1,343	$683	$96	$2,783
Owner occupied commercial mortgage	530	3,863	8,926	476	13,795
Non-owner occupied commercial mortgage	1,891	5,070	1,962	244	9,167
Commercial and industrial	6,910	13,013	3,471	160	23,554
Leases	740	1,387	51	—	2,178
Total commercial	$10,732	$24,676	$15,093	$976	$51,477
Consumer
Residential mortgage	308	1,071	3,585	7,477	12,441
Revolving mortgage	94	190	91	1,518	1,893
Consumer auto	10	637	691	—	1,338
Consumer other	301	143	105	37	586
Total consumer	$713	$2,041	$4,472	$9,032	$16,258
Total loans and leases	$11,445	$26,717	$19,565	$10,008	$67,735

Table 31 provides information regarding the sensitivity of loans and leases to changes in interest rates.

Table 31
Loan Interest Rate Sensitivity

	Loans Maturing One Year or After with
dollars in millions	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$888	$1,234
Owner occupied commercial mortgage	11,687	1,578
Non-owner occupied commercial mortgage	2,784	4,492
Commercial and industrial	7,166	9,478
Leases	1,438	—
Total commercial	$23,963	$16,782
Consumer
Residential mortgage	7,234	4,899
Revolving mortgage	38	1,761
Consumer auto	1,328	—
Consumer other	247	38
Total consumer	$8,847	$6,698
Total loans and leases	$32,810	$23,480

Reference Rate Reform
The administrator of LIBOR has announced that publication of the most commonly used tenors of U.S. Dollar LIBOR will cease to be provided or cease to be representative after June 30, 2023. The U.S. federal banking agencies had also issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. Accordingly, prior to the CIT Merger, FCB and CIT had ceased originating new products using LIBOR by the end of 2021.

In April 2018, the FRB of New York commenced publication of SOFR, which has been recommended as an alternative to U.S. Dollar LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest (LIBOR) Act, which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking on a proposed regulation to implement the LIBOR Act, as required by its terms. The LIBOR Act requires implementing regulations be in place within 180 days of its enactment. BancShares anticipates using the safe harbors that are expected in the final regulations.

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

For a further discussion of risks BancShares faces in connection with the replacement of LIBOR on its operations, see “Risk Factors—Market Risks—We may be adversely impacted by the transition from LIBOR as a reference rate.” in Item 1A. Risk Factors of our 2021 Form 10-K.
LIQUIDITY RISK

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

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. We measure and forecast liquidity and liquidity risks under different hypothetical scenarios and across different horizons. We use a liquidity stress testing framework to better understand the range of potential risks and their impacts to which BancShares is exposed. Stress test results inform our business strategy, risk appetite, levels of liquid assets, and contingency funding plans. Also included among our liquidity measurement tools are key risk indicators that assist in identifying potential liquidity risk and stress events.

BancShares maintains a framework to establish liquidity risk tolerances, monitoring, and breach escalation protocol to alert management of potential funding and liquidity risks and to initiate mitigating actions as appropriate. Further, BancShares maintains a contingent funding plan which details protocols and potential actions to be taken under liquidity stress conditions.

Liquidity includes Available Cash and High Quality Liquid Securities. At June 30, 2022 we had $18.9 billion of total Liquid Assets (17.5% of total assets) and $15.8 billion of contingent liquidity sources available.

Table 32
Liquidity

dollars in millions	June 30, 2022
Available Cash	$6,340
High Quality Liquid Securities	12,544
Liquid Assets	$18,884

FHLB capacity(1)	$11,562
FRB capacity	4,190
Line of credit with bank	75
Total contingent sources	$15,827
Total Liquid Assets and contingent sources	$34,711
(1) See Table 33 for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is our branch-generated deposit portfolio due to the generally stable balances and low cost. Deposits totaled $89.3 billion, $91.6 billion and $51.4 billion at June 30, 2022, March 31, 2022 and December 31, 2021, respectively. Borrowings totaled $4.5 billion, $3.3 billion and $1.8 billion at June 30, 2022, March 31, 2022 and December 31, 2021, respectively. Borrowings consist of long-term debt, FHLB advances and securities sold under customer repurchase agreements.

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

FHLB Advances
Table 33
FHLB Balances

	June 30, 2022	March 31, 2022	December 31, 2021
dollars in millions	Total	Total	Total
Total borrowing capacity	$14,097	$13,782	$9,564
Less:
Advances	1,785	639	645
Letter of credit(1)	750	—	—
Available capacity	$11,562	$13,143	$8,919
Pledged non-PCD loans (contractual balance)	$20,680	$19,889	$14,507
Weighted Average Rate	1.88%	1.27%	1.28%
(1) A letter of credit was established with the FHLB to collateralize public funds.

During the second quarter of 2022, we repaid approximately $0.5 billion of the amounts outstanding as of March 31, 2022, and in June 2022, we borrowed $1.65 billion.

Under borrowing arrangements with the FRB of Richmond, FCB has access to an additional $4.2 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2022, March 31, 2022, and December 31, 2021.

Commitments and Contractual Obligations
Table 34 identifies significant obligations and commitments as of June 30, 2022, representing required and potential cash outflows. See Note 23 — Commitments and Contingencies, for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.
Table 34
Commitments and Contractual Obligations

Type of Obligation	Payments Due by Period
dollars in millions	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$5,963	$2,036	$260	$122	$8,381
Short-term borrowings	646	—	—	—	646
Long-term obligations	86	2,332	347	1,048	3,813
Total contractual obligations	$6,695	$4,368	$607	$1,170	$12,840
Commitments:
Financing commitments	$11,495	$4,442	$2,278	$4,248	$22,463
Letters of credit	166	121	76	22	385
Deferred purchase agreements	1,897	—	—	—	1,897
Lessor commitments	664	37	—	—	701
Affordable housing partnerships(1)	109	107	17	10	243
Total commitments	$14,331	$4,707	$2,371	$4,280	$25,689
(1) On-balance sheet commitments, included in other liabilities.

CAPITAL

Capital requirements applicable to BancShares’ are discussed in Item 1. Business — Regulation, subsections “Regulatory Considerations” of our 2021 Form 10-K.

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

Share Repurchase Program
On July 26, 2022, the Board authorized a share repurchase program for up to 1,500,000 shares of BancShares’ Class A common stock for the period commencing August 1, 2022 through July 28, 2023. Under the authorized share repurchase program, shares of BancShares’ Class A common stock may be repurchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan. However, the Board's action does not obligate BancShares to repurchase any particular number of shares, and repurchases may be suspended or discontinued at any time.

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

The table below shows activities that caused the change in outstanding Class A Common Stock for the quarter.

Table 35
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Class A shares outstanding at beginning of period	14,996,325	8,811,220
Share issuance in conjunction with the CIT Merger	—	6,140,010
Restricted stock units vested, net of shares held to cover taxes	877	45,972
Class A shares outstanding at end of period	14,997,202	14,997,202

We also had 1,005,185 Class B Common Stock outstanding at June 30, 2022, March 31, 2022 and December 31, 2021.

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

Table 36
Analysis of Capital Adequacy

	Requirements to be Well-Capitalized	June 30, 2022		March 31, 2022		December 31, 2021
dollars in millions		Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$12,396	14.46%	$12,117	14.47%	$5,042	14.35%
Tier 1 risk-based capital	8.00%	10,605	12.37%	10,377	12.39%	4,380	12.47%
Common equity Tier 1	6.50%	9,724	11.35%	9,496	11.34%	4,041	11.50%
Tier 1 leverage ratio	5.00%	10,605	9.85%	10,377	9.55%	4,380	7.59%

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$12,233	14.28%	$11,925	14.25%	$4,858	13.85%
Tier 1 risk-based capital	8.00%	10,899	12.73%	10,641	12.71%	4,651	13.26%
Common equity Tier 1	6.50%	10,899	12.73%	10,641	12.71%	4,651	13.26%
Tier 1 leverage ratio	5.00%	10,899	10.14%	10,641	9.81%	4,651	8.07%

As of June 30, 2022, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. At June 30, 2022, BancShares and FCB had total risk-based capital ratio conservation buffers of 6.46% and 6.28%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had total risk-based capital ratio conservation buffers were 6.35% and 5.85%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio over the Basel III minimum. Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

Accounting policies related to the ACL are considered critical accounting estimates as described in our 2021 Form 10-K. The ACL as of June 30, 2022 is discussed in Note 5 — Allowance for credit Losses and the Credit Risk Management section of Item II in this Quarterly Report on Form 10-Q.

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
Guidance in these ASUs are effective as of March 12, 2020 through December 31, 2022.
The amendments are effective for all entities at issuance date of March 12, 2020, and once adopted will apply to contract modifications made and hedging relationships entered into on or before December 31, 2022. BancShares is in the process of evaluating the optional expedients as applicable for eligible contract modifications and any hedge relationships. However, we do not expect the guidance to have a material impact on the financial statements.

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

Derivative Contract is a contract whose value is derived from a specified asset or an index, such as an interest rate. As the value of that asset or index changes, so does the value of the derivative contract.

Economic Value of Equity ("EVE") measures the net impact of hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

Finance leases - lessor is an agreement in which the party who owns the property (lessor), which is BancShares as part of our finance business, permits another party (lessee), which is our customer, to use the property with substantially all of the economic benefits and risks of asset ownership passed to the lessee. Finance leases are commonly known as sales-type leases and direct finance leases and are included in the consolidated balance sheet in the line “Loans and leases.”

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

Non-performing Assets include Non-accrual Loans, OREO, and repossessed assets.

Operating leases - lessor is a lease in which BancShares retains ownership of the asset (operating lease equipment, net), collects rental payments, recognizes depreciation on the asset, and retains the risks of ownership, including obsolescence.

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

The table below presents a reconciliation of net income to net revenue on operating leases.

	Three Months Ended			Six Months Ended
dollars in millions	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (GAAP)	$24	$32	$—	$56	$—
Plus: Provision for income taxes	7	11	—	18	—
Plus: Other noninterest expense	17	16	—	33	—
Less: Other noninterest income	—	3	—	3	—
Plus: Interest expense, net	18	19	—	37	—
Net revenue on operating leases (non-GAAP)	$66	$75	$—	$141	$—
Adjusted Interest-earning Assets
Interest-earning assets (period end balances) (GAAP) displayed in the table below are directly derived from the following line items in the Consolidated Balance Sheets or footnotes thereto: (i) interest-earning deposits at banks; (ii) investment securities; (iii) assets held for sale; and (iv) loans and leases. These represent interest income generating assets and the average of which provides a basis for management performance calculations, such as NII and NIM (reconciliation provided below). We net the liabilities related to the factoring clients as the correlating receivable, which is included in loans and leases, generate commission income, which is noninterest income.

	Three Months Ended		Three Months Ended		Six Months Ended
	June 30, 2022		March 31, 2022		June 30, 2022
dollars in millions	Average Balance	Period End Balance	Average Balance	Period End Balance	Average Balance	Period End Balance
Interest earning assets (GAAP)	$93,301	$93,385	$96,272	$94,361	$94,779	$93,385
Less: credit balances for factoring clients	1,189	1,070	1,160	1,150	1,175	1,070
Adjusted interest earning assets (non-GAAP)	$92,112	$92,315	$95,112	$93,211	$93,604	$92,315

	Three Months Ended			Three Months Ended
	June 30, 2022			March 31, 2022
dollars in millions	Yield on Interest Earning Assets	Interest Rate Spread	Net Interest Margin	Yield on Interest Earning Assets	Interest Rate Spread	Net Interest Margin
NIM - unadjusted (GAAP)	3.24%	2.90%	3.00%	2.95%	2.60%	2.69%
Impact of credit balances for factoring clients	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%
NIM - adjusted (non-GAAP)	3.28%	2.94%	3.04%	2.99%	2.64%	2.73%

				Six Months Ended
				June 30, 2022
				Yield on Interest Earning Assets	Interest Rate Spread	Net Interest Margin
NIM - unadjusted (GAAP)				3.10%	2.75%	2.85%
Impact of credit balances for factoring clients				0.04%	0.04%	0.04%
NIM - adjusted (non-GAAP)				3.14%	2.80%	2.89%

Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will,” “potential,” “continue,” “aims” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including the military conflict between Russia and Ukraine) and market conditions, the impacts of the global COVID-19 pandemic on BancShares’ business, and customers, the financial success or changing conditions or strategies of BancShares’ customers or vendors, fluctuations in interest rates, rising inflation, actions of government regulators, including the recent and projected interest rate hikes by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”), the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, the impact of the current inflationary environment, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, regulators, the availability of capital and personnel, the failure to realize the anticipated benefits of BancShares’ previously announced acquisition transaction(s), including the recently-completed transaction with CIT, which acquisition risks include (1) disruption from the transaction, or recently completed mergers, with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transaction may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities, (3) reputational risk and the reaction of the parties’ customers to the transaction, (4) the risk that the cost savings and any revenue synergies from the transaction may not be realized or take longer than anticipated to be realized, and (5) difficulties experienced in the integration of the businesses.

Except to the extent required by applicable law or regulation, BancShares disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in the 2021 Form 10-K and its other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced NII in future periods. As of June 30, 2022, BancShares’ market risk profile has changed since December 31, 2021, primarily due to the CIT Merger. See Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2022, as the result of the acquisition of CIT, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to our acquisition of CIT, is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors during 2022 from those reported in our 2021 Form 10-K, which had contemplated anticipated changes due to the CIT Merger. For a discussion of the risks and uncertainties that management believes are material to an investment in us, see Part I, Item 1A. Risk Factors, of our 2021 Form 10-K, and Forward-Looking Statements of this Form 10-Q. Additional risks and uncertainties that are not currently known to management or that management does not currently deem material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, we could be adversely affected, and the market price of our securities could significantly decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the quarter ended June 30, 2022.

On July 26, 2022, the Board authorized a share repurchase program for up to 1,500,000 shares of BancShares’ Class A common stock for the period commencing August 1, 2022 through July 28, 2023. Under the authorized share repurchase program, shares of BancShares’ Class A common stock may be repurchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan. The Board’s action does not obligate BancShares to repurchase any particular number of shares, and repurchases may be suspended or discontinued at any time.

Item 6. Exhibits

*10.1	Merger Performance Plan of Registrant’s subsidiary, First Citizen’s Bank & Trust Company (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2022)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
**101.INS	Inline XBRL Instance Document (filed herewith)
**101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
**101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
**104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2022		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer