Form 10-Q
period 2022-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2022-11-04
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock— 13,498,535 shares
Class B Common Stock— 1,005,185 shares
(Number of shares outstanding, by class, as of October 31, 2022)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of certain abbreviations and acronyms we use throughout this document. You may find it helpful to refer back to this table. We also include a Glossary of Key Terms in Part 1, Item 2. Management’s Discussion and Analysis.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	IRC	Internal Revenue Code
AOCI	Accumulated Other Comprehensive Income	ISDA	International Swaps and Derivative Association
ASC	Accounting Standards Codification	LIBOR	London Inter-Bank Offered Rate
ASU	Accounting Standards Update	LOCOM	Lower of the Cost or Market Value
BHC	Bank Holding Company	MD&A	Management’s Discussion and Analysis
BOLI	Bank Owned Life Insurance	MSRs	Mortgage Servicing Rights
bps	Basis point(s); 1 bp = 0.01%	NCCOB	North Carolina Commissioner of Banks
CAB	Community Association Banking	NII	Net Interest Income
CECL	Current Expected Credit Losses	NII Sensitivity	Net Interest Income Sensitivity
DPA	Deferred Purchase Agreement	NIM	Net Interest Margin
DTAs	Deferred Tax Assets	NSF	Nonsufficient Funds
ETR	Effective Tax Rate	OREO	Other Real Estate Owned
EVE Sensitivity	Economic Value of Equity Sensitivity	PAA	Purchase Accounting Adjustments
FASB	Financial Accounting Standards Board	PB	Primary Beneficiary
FCB	First-Citizens Bank & Trust Company	PCA	Prompt corrective action
FDIC	Federal Deposit Insurance Corporation	PCD	Purchased Credit Deteriorated
FHA	Federal Housing Administration	PD	Probability of Obligor Default
FHC	Financial Holding Company	ROU	Right of Use
FHLB	Federal Home Loan Bank	RSU	Restricted Stock Unit
FOMC	Federal Open Market Committee	SBA	Small Business Administration
FRB	Federal Reserve Bank	SBA-PPP	Small Business Administration Paycheck Protection Plan
GAAP	Accounting Principles Generally Accepted in the U.S.	SOFR	Secured Overnight Financing Rate
GDP	Gross Domestic Product	TDRs	Troubled Debt Restructuring
HAMP	Home Affordable Modification Program	UPB	Unpaid Principal Balance
HOA	Home Owner’s Association	VA	Veteran’s Administration
HQLS	High Quality Liquid Securities	VIE	Variable Interest Entity

PART I

Item 1. Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$481	$338
Interest-earning deposits at banks	6,172	9,115
Investments in marketable equity securities (cost of $73 million at September 30, 2022 and December 31, 2021)	92	98
Investment securities available for sale (cost of $10,083 million at September 30, 2022 and $9,215 million at December 31, 2021)	9,088	9,203
Investment securities held to maturity (fair value of $8,166 million at September 30, 2022 and $3,759 million at December 31, 2021)	9,661	3,809
Assets held for sale	21	99
Loans and leases	69,790	32,372
Allowance for credit losses	(882)	(178)
Loans and leases, net of allowance for credit losses	68,908	32,194
Operating lease equipment, net	7,984	—
Premises and equipment, net	1,410	1,233
Bank-owned life insurance	1,342	116
Goodwill	346	346
Other intangible assets	145	19
Other assets	3,660	1,739
Total assets	$109,310	$58,309
Liabilities
Deposits:
Noninterest-bearing	$26,587	$21,405
Interest-bearing	60,966	30,001
Total deposits	87,553	51,406
Credit balances of factoring clients	1,147	—
Borrowings:
Short-term borrowings	3,128	589
Long-term borrowings	5,215	1,195
Total borrowings	8,343	1,784
Other liabilities	2,434	381
Total liabilities	99,477	53,571
Stockholders’ equity
Preferred stock - $0.01 par value (10,000,000 shares authorized at September 30, 2022 and December 31, 2021)	881	340
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 13,970,944 and 8,811,220 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	14	9
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2022 and December 31, 2021)	1	1
Additional paid in capital	4,506	—
Retained earnings	5,160	4,378
Accumulated other comprehensive (loss) income	(729)	10
Total stockholders’ equity	9,833	4,738
Total liabilities and stockholders’ equity	$109,310	$58,309
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions, except share and per share data	2022	2021	2022	2021
Interest income
Interest and fees on loans	$785	$320	$2,061	$967
Interest on investment securities	90	40	262	106
Interest on deposits at banks	31	3	50	7
Total interest income	906	363	2,373	1,080
Interest expense
Deposits	78	8	159	25
Borrowings	33	8	70	22
Total interest expense	111	16	229	47
Net interest income	795	347	2,144	1,033
Provision (benefit) for credit losses	60	(1)	566	(32)
Net interest income after provision for credit losses	735	348	1,578	1,065
Noninterest income
Rental income on operating leases	219	—	640	—
Fee income and other service charges	44	10	118	31
Wealth management services	35	32	107	96
Service charges on deposit accounts	21	26	77	69
Factoring commissions	24	—	78	—
Cardholder services, net	25	23	76	65
Merchant services, net	8	9	27	26
Insurance commissions	11	4	34	12
Realized gain on sale of investment securities available for sale, net	—	8	—	33
Fair value adjustment on marketable equity securities, net	(2)	3	(5)	31
Bank-owned life insurance	8	1	25	2
Gain on sale of leasing equipment, net	2	—	13	—
Gain on acquisition	—	—	431	—
Gain on extinguishment of debt	1	—	7	—
Other noninterest income	37	8	79	29
Total noninterest income	433	124	1,707	394
Noninterest expense
Depreciation on operating lease equipment	87	—	257	—
Maintenance and other operating lease expenses	52	—	142	—
Salaries and benefits	351	194	1,044	566
Net occupancy expense	47	29	144	87
Equipment expense	55	30	161	89
Professional fees	13	5	44	13
Third-party processing fees	27	16	77	44
FDIC insurance expense	5	3	26	10
Marketing	15	3	32	7
Merger-related expenses	33	7	202	20
Intangible asset amortization	5	3	17	9
Other noninterest expense	70	24	169	66
Total noninterest expense	760	314	2,315	911
Income before income taxes	408	158	970	548
Income tax expense	93	34	129	124
Net income	$315	$124	$841	$424
Preferred stock dividends	12	5	36	14
Net income available to common stockholders	$303	$119	$805	$410
Earnings per common share
Basic	$19.27	$12.17	$50.76	$41.79
Diluted	$19.25	$12.17	$50.70	$41.79
Weighted average common shares outstanding
Basic	15,711,976	9,816,405	15,849,219	9,816,405
Diluted	15,727,993	9,816,405	15,867,314	9,816,405
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions	2022	2021	2022	2021
Net income	$315	$124	$841	$424
Other comprehensive loss, net of tax
Net unrealized loss on securities available for sale	(266)	(15)	(747)	(59)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	—	(1)	1	(1)
Net change in pension obligations	2	6	7	16
Other comprehensive loss, net of tax	$(264)	$(10)	$(739)	$(44)
Total comprehensive income	$51	$114	$102	$380
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at June 30, 2022	$881	$15	$1	$5,345	$4,865	$(465)	$10,642
Net income	—	—	—	—	315	—	315
Other comprehensive loss, net of tax	—	—	—	—	—	(264)	(264)
Stock based compensation	—	—	—	2	—	—	2
Repurchased 1,027,414 shares of Class A common stock	—	(1)	—	(841)	—	—	(842)
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(7)	—	(7)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(5)	—	(5)
Series C	—	—	—	—	(2)	—	(2)
Balance at September 30, 2022	881	14	1	4,506	5,160	(729)	9,833

Balance at June 30, 2021	340	9	1	—	4,149	(22)	4,477
Net income	—	—	—	—	124	—	124
Other comprehensive income, net of tax	—	—	—	—	—	(10)	(10)
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(4)	—	(4)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(5)	—	(5)
Balance at September 30, 2021	$340	$9	$1	$—	$4,264	$(32)	$4,582

	Nine Months Ended September 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$340	$9	$1	$—	$4,378	$10	$4,738
Net income	—	—	—	—	841	—	841
Other comprehensive loss, net of tax	—	—	—	—	—	(739)	(739)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	74	—	—	74
Repurchased 1,027,414 shares of Class A common stock	—	(1)	—	(841)	—	—	(842)
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(21)	—	(21)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(14)	—	(14)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2022	881	14	1	4,506	5,160	(729)	9,833

Balance at December 31, 2020	340	9	1	—	3,867	12	4,229
Net income	—	—	—	—	424	—	424
Other comprehensive loss, net of tax	—	—	—	—	—	(44)	(44)
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(12)	—	(12)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared	—	—	—	—	(14)	—	(14)
Balance at September 30, 2021	$340	$9	$1	$—	$4,264	$(32)	$4,582
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
dollars in millions	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$841	$424
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision (benefit) for credit losses	566	(32)
Deferred tax expense	80	9
Depreciation, amortization, and accretion, net	399	102
Stock based compensation expense	17	—
Realized gain on sales of investment securities available for sale, net	—	(33)
Fair value adjustment on marketable equity securities, net	5	(31)
Gain on sale of loans, net	(16)	(27)
Gain on sale of operating lease equipment, net	(10)	—
Loss on sale of premises and equipment, net	1	—
Gain on other real estate owned, net	(13)	(3)
Gain on acquisition	(431)	—
Gain on extinguishment of debt	(7)	—
Origination of loans held for sale	(320)	(861)
Proceeds from sale of loans held for sale	388	808
Net change in other assets	84	(747)
Net change in other liabilities	216	(11)
Other operating activities	(29)	(9)
Net cash provided by (used in) operating activities	1,771	(411)
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits at banks	5,817	(5,528)
Purchases of marketable equity securities	—	(2)
Proceeds from sales of investments in marketable equity securities	—	1
Purchases of investment securities available for sale	(1,813)	(3,621)
Proceeds from maturities of investment securities available for sale	927	1,968
Proceeds from sales of investment securities available for sale	—	1,367
Purchases of investment securities held to maturity	—	(1,199)
Proceeds from maturities of investment securities held to maturity	699	606
Net change in loans	(4,648)	275
Proceeds from sales of loans	173	—
Purchases of operating lease equipment	(464)	—
Proceeds from sales of operating lease equipment	58	—
Purchases of premises and equipment	(81)	(72)
Proceeds from sales of premises and equipment	13	1
Proceeds from sales of other real estate owned	38	30
Acquisition, net of cash acquired	134	—
Other investing activities	(67)	(35)
Net cash provided by (used in) investing activities	786	(6,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	(1,741)	(314)
Net change in demand and other interest-bearing deposits	(1,831)	6,949
Net change in securities sold under customer repurchase agreements	(11)	22
Repayment of short-term borrowings	(450)	—
Proceeds from issuance of short-term borrowings	3,000	—
Repayment of long-term borrowings	(3,740)	(29)
Proceeds from issuance of long-term borrowings	3,253	—
Repurchase of Class A common stock	(792)	—
Cash dividends paid	(58)	(32)
Other financing activities	(44)	—
Net cash (used in) provided by financing activities	(2,414)	6,596
Change in cash and due from banks	143	(24)
Cash and due from banks at beginning of period	338	362
Cash and due from banks at end of period	$481	$338

	Nine Months Ended September 30,
dollars in millions	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$315	$49
Income taxes	(12)	871
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	13	8
Transfers of premises and equipment to other real estate	18	9
Dividends declared but not paid	1	—
Transfer of assets from held for investment to held for sale	98	73
Transfer of assets from held for sale to held for investment	19	2
Loans held for sale exchanged for investment securities	38	177
Commitments extended during the period on affordable housing investment credits	55	15
Issuance of common stock as consideration for acquisition	5,279	—
Stock based compensation as consideration for acquisition	81	—
Issuance of preferred stock as consideration for acquisition	541	—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements
NOTE 1 — ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or the “Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate more than 550 branches in 22 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States.

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

Reclassifications
In certain instances, amounts reported in the 2021 consolidated financial statements have been reclassified to conform to the current financial statement presentation, primarily driven by impacts from the CIT Merger, as defined below. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

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

On January 3, 2022, BancShares completed its previously announced merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “Merger Agreement”). Results as of and for the three and nine months ended September 30, 2022 include activity of the combined entity. See Note 2 — Business Combinations for additional information.

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

Loans and Leases
Loan Classes
We re-evaluated our loan classes to reflect the characteristics of BancShares’ portfolio. The changes to the loan classes primarily include: (i) reclassifying Small Business Administration Paycheck Protection Program (“SBA-PPP”) loans into the commercial and industrial class, (ii) identifying a separate loan class for leases, and (iii) purchased credit deteriorated (“PCD”) loans are no longer a separate loan class. The following represent our classes of loans as of September 30, 2022. Prior period disclosures have been conformed to the current presentation.

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

Factoring - We provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). The most prevalent risk in factoring transactions is customer credit risk, which relates to the financial inability of a customer to pay undisputed factored trade accounts receivable. Factoring receivables are primarily included in the commercial and industrial loan class.

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

Consumer Auto - Consumer auto loans consist of installment loans to finance purchases of vehicles. These loans include direct auto loans originated in bank branches, as well as indirect auto loans originated through agreements with auto dealerships. The value of the underlying collateral within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral.

Consumer Other - Other consumer loans consist of loans to finance unsecured home improvements, student loans, and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral.

Assets Held for Sale
Assets held for sale at September 30, 2022 primarily consist of residential mortgage loans held for sale of $7 million carried at fair value and commercial loans held for sale of $11 million carried at the lower of the cost or fair market value less disposal costs (“LOCOM”). The remainder related to operating lease equipment held for sale.

Goodwill
BancShares applied the acquisition method of accounting for the CIT Merger. The fair value of the net assets acquired exceeded the purchase price. Consequently, there was a gain on acquisition (and no goodwill) related to the CIT Merger as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at September 30, 2022 and December 31, 2021. The entire balance of goodwill relates to business combinations that BancShares completed prior to the CIT Merger. All of the goodwill relates to the General Banking reporting unit. There was no goodwill impairment during the three or nine month periods ended September 30, 2022. Goodwill and other intangibles are discussed further in Note 7 — Goodwill and Other Intangibles.

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

BancShares documents, at inception, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, BancShares designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances. BancShares does not have any qualifying fair value, cash flow or net investment hedges as of September 30, 2022.

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

All derivative instruments are recorded at their respective fair value. BancShares reports all derivatives on a gross basis in the Consolidated Balance Sheets and does not offset derivative assets and liabilities and cash collateral under master netting agreements except for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet. These swap contracts are accounted as “settled-to-market” and cash variation margin paid or received is characterized as settlement of the derivative exposure and variation margin balances are offset against the corresponding derivative asset and liability balances on the balance sheet. Nonqualifying hedges are presented in the Consolidated Balance Sheets in other assets or other liabilities, but with their resulting gains or losses recognized in other noninterest income. For non-qualifying derivatives with periodic interest settlements, BancShares reports such settlements with other changes in fair value in other noninterest income.

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

Bank-Owned Life Insurance (“BOLI”)
Banks can purchase life insurance policies on the lives of certain officers and employees and are the owner and beneficiary of the policies. These policies, known as BOLI, offset the cost of providing employee benefits. BancShares had BOLI of $1.3 billion and $116 million at September 30, 2022 and December 31, 2021, respectively. BancShares acquired BOLI of $1.2 billion in the CIT Merger. BancShares records BOLI as a separate line item in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded as noninterest income in the Consolidated Statements of Income.

Impairment of Operating Lease Equipment
BancShares did not have significant amounts of equipment related to operating leases prior to completion of the CIT Merger. At September 30, 2022, BancShares has operating lease equipment of approximately $8.0 billion, primarily related to the Rail segment. A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of long-lived assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If a long-lived asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the long-lived asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value is below the projected book value at the end of the depreciable life. Assets to be disposed of are included in assets held for sale in the Consolidated Balance Sheets and are reported at LOCOM.

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

Members of the CIT Board of Directors had RSU awards, stock settled annual awards, and deferred stock-settled annual awards (collectively, the “CIT Director Equity Awards”), which vested immediately upon the completion of the CIT Merger. The fair value of the CIT Director Equity Awards was determined based on the Exchange Ratio and the closing share price of the Class A Common Stock on January 3, 2022, and was included in the purchase price consideration disclosed in Note 2 — Business Combinations.

Per Share Data
Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive shares. BancShares’ potential dilutive instruments include unvested RSUs assumed in the CIT Merger. The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the diluted earnings per common share computation as the result would have an anti-dilutive effect. BancShares had no potential dilutive common shares outstanding prior to the CIT Merger and did not report diluted earnings per common share for prior periods.

Defined Benefit Pension Plans and Other Postretirement Benefits
As disclosed in the 2021 Form 10-K, BancShares has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain employees, each of which is designed in accordance with the practices and regulations in the related countries. In conjunction with the CIT Merger, BancShares assumed the funded and unfunded noncontributory defined benefit pension and postretirement plans of CIT. See Note 21 — Employee Benefit Plans for disclosures related to the plans.

Revenue Recognition and Noninterest Income
Descriptions of significant noninterest revenue-generating activities new to BancShares due to the CIT Merger are as follows:

Rental income on operating leases is recognized on a straight-line basis over the lease term for lease contract fixed payments and is included in noninterest income. Rental income also includes variable lease income which is recognized as earned. The accrual of rental income on operating leases is suspended when the collection of substantially all rental payments is no longer probable and rental income for such leases is recognized when cash payments are received. In the period we conclude that collection of rental payments is no longer probable, accrued but uncollected rental revenue is reversed against rental income.

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

ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options - Issued May 2021

The amendments in this ASU clarify an issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU requires that such modifications or exchanges be treated as an exchange of the original instrument for a new instrument. An issuer should measure the effect of such modifications or exchanges based on analysis of the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification or exchange. Recognition of a modification or an exchange of a freestanding equity-classified written call option is then based upon the substance of the transaction. The adoption of this ASU did not have a material impact on BancShares’ consolidated financial statements and disclosures as BancShares currently does not have any freestanding equity-classified written call options within the scope of this ASU.

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

NOTE 2 — BUSINESS COMBINATIONS

CIT Group Inc.
BancShares completed the CIT Merger on January 3, 2022 (the “Merger Date”). Pursuant to the Merger Agreement, each share of CIT common stock, par value $0.01 per share (“CIT Common Stock”), issued and outstanding, except for certain shares of CIT Common Stock owned by CIT or BancShares, was converted into the right to receive 0.062 shares of Class A Common Stock, par value $1.00 per share, plus cash in lieu of fractional shares of Class A Common Stock. The Parent Company issued approximately 6.1 million shares of Class A Common Stock in connection with the consummation of the CIT Merger. The closing share price of Class A Common Stock on the Nasdaq Global Select Market was $859.76 on January 3, 2022. The purchase price consideration related to the issuance of Class A Common Stock was $5.3 billion. There were approximately 8,800 fractional shares for which the Parent Company paid cash of $7 million.

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

As of September 30, 2022, certain fair value measurements remain preliminary. The purchase price allocation is considered preliminary related to loan and lease portfolios, operating lease equipment, and deposits, as we identify and assess information regarding the nature of these assets and liabilities and review the associated valuation assumptions and methodologies. The amounts recorded for current and deferred tax assets and liabilities are considered provisional as we continue to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed.

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

The following table provides a preliminary purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the Merger Date:

Purchase Price Consideration and Net Assets Acquired

dollars in millions, except shares issued and price per share	Purchase Price Allocation
Common share consideration
Shares of Class A Common Stock issued	6,140,010
Price per share on January 3, 2022	$859.76
Common stock consideration	$5,279
Preferred stock consideration	541
Stock-based compensation consideration	81
Cash in lieu of fractional shares and other consideration paid	51
Purchase price consideration	$5,952
Assets
Cash and interest-earning deposits at banks	$3,060
Investment securities	6,561
Assets held for sale	59
Loans and leases	32,714
Operating lease equipment	7,838
Bank-owned life insurance	1,202
Intangible assets	143
Other assets	2,198
Total assets acquired	$53,775
Liabilities
Deposits	$39,428
Borrowings	4,536
Credit balances of factoring clients	1,534
Other liabilities	1,894
Total liabilities assumed	$47,392
Fair value of net assets acquired	6,383
Preliminary gain on acquisition	$431

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

Loans Acquired

dollars in millions	Loans and Leases
	UPB	Fair Value

Non-PCD loans and leases	$29,542	$29,481
PCD loans and leases	3,550	3,233
Total loans and leases	$33,092	$32,714

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

A discount was recorded for operating lease equipment, which includes railcars, locomotives and other equipment, to reduce it to fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the equipment on a straight-line basis. The intangible liability (see Note 7 — Goodwill and Other Intangibles) will be amortized, thereby increasing rental income (a component of noninterest income) over the remaining term of the lease agreements on a straight-line basis.

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
The fair values of the tax credit investments considered the ongoing equity installments that are regularly allocated to each of the underlying tax credit funds comprising the low-income housing tax credits investments, along with changes to projected tax benefits and the impact this has on future capital contributions, and an appropriately determined discount rate. The fair value of the investments in unconsolidated entities was valued using the income approach.

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

Unaudited Pro Forma Information
The amount of interest income, noninterest income and net income of $1,199 million, $920 million and $461 million, respectively, attributable to the acquisition of CIT were included in BancShares’ Consolidated Statement of Income for the nine months ended September 30, 2022. CIT’s interest income, noninterest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2022 and 2021 as if CIT had been acquired on January 1, 2021. The unaudited estimated pro forma information combines the historical results of CIT with the BancShares’ consolidated historical results and includes certain adjustments for the respective periods. The following key adjustments were made to reflect the pro forma results as if the CIT Merger was completed on January 1, 2021: (i) provision for credit losses of $513 million related to the Non-PCD loans and leases and unfunded commitments (increased nine months ended September 30, 2022 to reflect the expense in 2021); (ii) merger and integration costs of $33 million and $202 million for the three and nine months ended September 30, 2022 (increased the 2022 periods to reflect the expense in the 2021 periods), respectively; (iii) estimated purchase accounting adjustment (“PAA”) accretion and amortization related to fair value adjustments and intangibles associated with the CIT Merger (net reduction to 2021); and (iv) $431 million preliminary gain on acquisition (decreased nine months ended September 30, 2022 to reflect the gain in 2021). BancShares expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information should not be relied upon as being indicative of the historical results of operations that would have occurred had the acquisition taken place on January 1, 2021. Actual results may differ from the unaudited pro forma information presented below and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated BancShares

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$906	$714	$2,373	$2,152
Noninterest income	433	515	1,276	2,014
Net income	338	340	955	1,112

NOTE 3 — INVESTMENT SECURITIES

The following tables as of September 30, 2022 include the investment security balances acquired in the CIT Merger, which were recorded at fair value on the acquisition date. The amortized cost and fair value of investment securities at September 30, 2022 and December 31, 2021, were as follows:

Amortized Cost and Fair Value - Debt Securities

dollars in millions	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,047	$—	$(147)	$1,900
Government agency	175	—	(2)	173
Residential mortgage-backed securities	5,450	—	(666)	4,784
Commercial mortgage-backed securities	1,828	—	(155)	1,673
Corporate bonds	583	—	(25)	558
Total investment securities available for sale	$10,083	$—	$(995)	$9,088
Investment in marketable equity securities	$73	$20	$(1)	$92
Investment securities held to maturity
U.S. Treasury	$473	$—	$(54)	$419
Government agency	1,546	—	(196)	1,350
Residential mortgage-backed securities	4,510	—	(765)	3,745
Commercial mortgage-backed securities	2,834	—	(437)	2,397
Supranational securities	295	—	(43)	252
Other	3	—	—	3
Total investment securities held to maturity	$9,661	$—	$(1,495)	$8,166
Total investment securities	$19,817	$20	$(2,491)	$17,346

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,007	$—	$(2)	$2,005
Government agency	221	1	(1)	221
Residential mortgage-backed securities	4,757	8	(36)	4,729
Commercial mortgage-backed securities	1,648	9	(17)	1,640
Corporate bonds	582	27	(1)	608
Total investment securities available for sale	$9,215	$45	$(57)	$9,203
Investment in marketable equity securities	$73	$25	$—	$98
Investment securities held to maturity
Residential mortgage-backed securities	$2,322	$6	$(22)	$2,306
Commercial mortgage-backed securities	1,485	—	(34)	1,451
Other	2	—	—	2
Total investment securities held to maturity	$3,809	$6	$(56)	$3,759
Total investment securities	$13,097	$76	$(113)	$13,060

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

As of September 30, 2022 and December 31, 2021, no ACL was required for available for sale or held to maturity debt securities. Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At September 30, 2022, accrued interest receivables for available for sale and held to maturity debt securities were $29 million and $16 million, respectively. At December 31, 2021, accrued interest receivables for available for sale and held to maturity debt securities were $22 million and $7 million, respectively. During the three and nine months ended September 30, 2022 and 2021, there was no accrued interest that was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

dollars in millions	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$48	$48	$—	$—
After one through five years	2,063	1,914	2,049	2,048
After five through 10 years	503	481	523	548
After 10 years	16	15	17	17
Government agency	175	173	221	221
Residential mortgage-backed securities	5,450	4,784	4,757	4,729
Commercial mortgage-backed securities	1,828	1,673	1,648	1,640
Total investment securities available for sale	$10,083	$9,088	$9,215	$9,203
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$53	$51	$2	$2
After one through five years	1,334	1,190	—	—
After five through 10 years	930	783	—	—
Residential mortgage-backed securities	4,510	3,745	2,322	2,306
Commercial mortgage-backed securities	2,834	2,397	1,485	1,451
Total investment securities held to maturity	$9,661	$8,166	$3,809	$3,759

The following table presents interest and dividend income on investment securities.

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income - taxable investment securities	$89	$39	$260	$104
Dividend income - marketable equity securities	1	1	2	2
Interest on investment securities	$90	$40	$262	$106

The following table provides the gross realized gains and losses on the sales of investment securities available for sale:

Realized Gains on Debt Securities Available For Sale

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains on sales of investment securities available for sale	$—	$8	$—	$33
Gross realized losses on sales of investment securities available for sale	—	—	—	—
Net realized gains on sales of investment securities available for sale	$—	$8	$—	$33

The following table provides the fair value adjustment on marketable equity securities:

Fair Value Adjustment on Marketable Equity Securities

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value adjustment on marketable equity securities, net	$(2)	$3	$(5)	$31

The following table provides information regarding investment securities available for sale with unrealized losses for which an ACL has not been recorded:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$1,900	$(147)	$—	$—	$1,900	$(147)
Government agency	70	(1)	65	(1)	135	(2)
Residential mortgage-backed securities	2,178	(231)	2,573	(435)	4,751	(666)
Commercial mortgage-backed securities	938	(64)	688	(91)	1,626	(155)
Corporate bonds	493	(23)	44	(2)	537	(25)
Total	$5,579	$(466)	$3,370	$(529)	$8,949	$(995)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$1,811	$(2)	$—	$—	$1,811	$(2)
Government agency	17	—	79	(1)	96	(1)
Residential mortgage-backed securities	3,992	(36)	1	—	3,993	(36)
Commercial mortgage-backed securities	852	(15)	111	(2)	963	(17)
Corporate bonds	52	(1)	—	—	52	(1)
Total	$6,724	$(54)	$191	$(3)	$6,915	$(57)

As of September 30, 2022, there were 124 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 118 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and the remaining six related to corporate bonds.

None of the unrealized losses identified as of September 30, 2022, or December 31, 2021, relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the securities were deemed to require an ACL. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

Investment securities having an aggregate carrying value of $3.9 billion at September 30, 2022, and $5.7 billion at December 31, 2021, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

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

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of September 30, 2022 and December 31, 2021.

There were no debt securities held to maturity on non-accrual status as of September 30, 2022 and December 31, 2021.

Certain investments held by BancShares were recorded in other assets. BancShares held FHLB stock of $234 million and $40 million at September 30, 2022 and December 31, 2021, respectively; these securities are recorded at cost. BancShares held $55 million and $1 million of nonmarketable securities without readily determinable fair values measured under the measurement exception at September 30, 2022 and December 31, 2021, respectively. Investments in qualified affordable housing projects that qualify for the proportional amortization method were $558 million and $156 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 4 — LOANS AND LEASES

The following tables as of September 30, 2022 include loan and lease balances acquired in the CIT Merger, which were recorded at fair value on the Merger Date. Refer to Note 2 — Business Combinations for further information. Refer to Note 1 — Accounting Policies and Basis of Presentation for updates to our accounting policies related to loans.

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases but exclude operating lease equipment.

Loans by Class

dollars in millions	September 30, 2022	December 31, 2021
Commercial
Commercial construction	$2,752	$1,238
Owner occupied commercial mortgage	14,053	12,099
Non-owner occupied commercial mortgage	9,683	3,041
Commercial and industrial	24,288	5,937
Leases	2,184	271
Total commercial	52,960	22,586
Consumer
Residential mortgage	12,910	6,088
Revolving mortgage	1,923	1,818
Consumer auto	1,385	1,332
Consumer other	612	548
Total consumer	16,830	9,786
Total loans and leases	$69,790	$32,372

At September 30, 2022 and December 31, 2021, accrued interest receivable on loans included in other assets was $171 million and $87 million, respectively, and was excluded from the estimate of credit losses.

The following table presents selected components of the amortized cost of loans.

Components of Amortized Cost

dollars in millions	September 30, 2022	December 31, 2021
Deferred fees, including unearned fees and unamortized costs on non-PCD loans	$72	$32

Net unamortized discount on purchased loans
Non-PCD	$81	$11
PCD	50	29
Total net unamortized discount	$131	$40

The aging of the outstanding loans and leases, by class, at September 30, 2022 and December 31, 2021 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$5	$—	$—	$5	$2,747	$2,752
Owner occupied commercial mortgage	23	3	26	52	14,001	14,053
Non-owner occupied commercial mortgage	34	—	46	80	9,603	9,683
Commercial and industrial	80	20	21	121	24,167	24,288
Leases	41	15	14	70	2,114	2,184
Total commercial	183	38	107	328	52,632	52,960
Consumer
Residential mortgage	74	16	48	138	12,772	12,910
Revolving mortgage	9	2	8	19	1,904	1,923
Consumer auto	7	1	2	10	1,375	1,385
Consumer other	4	2	4	10	602	612
Total consumer	94	21	62	177	16,653	16,830
Total loans and leases	$277	$59	$169	$505	$69,285	$69,790

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$1	$—	$2	$3	$1,235	$1,238
Owner occupied commercial mortgage	21	1	9	31	12,068	12,099
Non-owner occupied commercial mortgage	3	—	2	5	3,036	3,041
Commercial and industrial	8	3	5	16	5,921	5,937
Leases	—	1	1	2	269	271
Total commercial	33	5	19	57	22,529	22,586
Consumer
Residential mortgage	24	6	23	53	6,035	6,088
Revolving mortgage	6	2	6	14	1,804	1,818
Consumer auto	6	1	1	8	1,324	1,332
Consumer other	2	2	1	5	543	548
Total consumer	38	11	31	80	9,706	9,786
Total loans and leases	$71	$16	$50	$137	$32,235	$32,372

The amortized cost, by class, of loans and leases on non-accrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2022 and December 31, 2021 are presented below.

Loans on Non-Accrual Status (1) (2)

dollars in millions	September 30, 2022		December 31, 2021
	Non-Accrual Loans	Loans > 90 Days and Accruing	Non-Accrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$20	$—	$4	$—
Owner occupied commercial mortgage	41	3	18	5
Non-owner occupied commercial mortgage	96	28	5	—
Commercial and industrial	172	3	15	1
Leases	27	5	3	—
Total commercial	356	39	45	6
Consumer
Residential mortgage	74	8	54	—
Revolving mortgage	19	—	18	—
Consumer auto	4	—	3	—
Consumer other	1	3	1	1
Total consumer	98	11	76	1
Total loans and leases	$454	$50	$121	$7
(1) Accrued interest that was reversed when the loan went to non-accrual status was $2 million for the nine months ended September 30, 2022.
(2) Non-accrual loans for which there was no related ACL totaled $41 million at September 30, 2022 and $15 million at December 31, 2021.

Other real estate owned (“OREO”) and repossessed assets were $54 million as of September 30, 2022 and $40 million as of December 31, 2021.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2022 and December 31, 2021, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

September 30, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$782	$816	$628	$222	$27	$81	$67	$—	$2,623
Special Mention	3	—	17	18	29	—	—	—	67
Substandard	2	—	—	42	11	4	—	—	59
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	787	816	645	285	67	85	67	—	2,752
Owner occupied commercial mortgage
Pass	2,095	3,261	3,043	1,883	1,095	2,031	174	—	13,582
Special Mention	31	23	38	33	17	49	1	—	192
Substandard	7	29	40	43	40	114	5	—	278
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,133	3,313	3,121	1,959	1,152	2,195	180	—	14,053
Non-owner occupied commercial mortgage
Pass	1,918	1,668	1,833	1,575	774	1,147	43	—	8,958
Special Mention	—	1	32	83	3	10	1	—	130
Substandard	4	12	66	293	60	148	—	—	583
Doubtful	—	—	—	5	—	7	—	—	12
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	1,922	1,681	1,931	1,956	837	1,312	44	—	9,683
Commercial and industrial
Pass	6,784	4,502	2,278	1,745	997	1,108	5,046	33	22,493
Special Mention	84	126	86	73	60	31	31	—	491
Substandard	70	109	184	150	173	192	289	1	1,168
Doubtful	—	1	1	3	13	18	5	—	41
Ungraded	—	—	—	—	—	—	95	—	95
Total commercial and industrial	6,938	4,738	2,549	1,971	1,243	1,349	5,466	34	24,288
Leases
Pass	547	523	457	257	106	116	—	—	2,006
Special Mention	13	18	26	10	5	2	—	—	74
Substandard	21	32	19	16	8	1	—	—	97
Doubtful	1	2	2	1	1	—	—	—	7
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	582	575	504	284	120	119	—	—	2,184
Total commercial	$12,362	$11,123	$8,750	$6,455	$3,419	$5,060	$5,757	$34	$52,960

Consumer Loans - Delinquency Status by Class

September 30, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$2,797	$3,759	$2,156	$842	$432	$2,763	$23	$—	$12,772
30-59 days	6	5	3	5	5	50	—	—	74
60-89 days	—	3	1	—	1	11	—	—	16
90 days or greater	—	1	1	2	2	42	—	—	48
Total residential mortgage	2,803	3,768	2,161	849	440	2,866	23	—	12,910
Revolving mortgage
Current	—	—	—	—	—	—	1,784	120	1,904
30-59 days	—	—	—	—	—	—	6	3	9
60-89 days	—	—	—	—	—	—	1	1	2
90 days or greater	—	—	—	—	—	—	3	5	8
Total revolving mortgage	—	—	—	—	—	—	1,794	129	1,923
Consumer auto
Current	470	437	241	128	71	28	—	—	1,375
30-59 days	1	2	2	1	1	—	—	—	7
60-89 days	—	1	—	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	1	—	—	2
Total consumer auto	471	441	243	129	72	29	—	—	1,385
Consumer other
Current	121	91	15	7	3	19	346	—	602
30-59 days	—	—	—	—	—	2	2	—	4
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	3	1	—	4
Total consumer other	121	91	15	7	3	25	350	—	612
Total consumer	$3,395	$4,300	$2,419	$985	$515	$2,920	$2,167	$129	$16,830

The following tables represent current credit quality indicators by origination year as of December 31, 2021.

Commercial Loans - Risk Classifications by Class

December 31, 2021
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Commercial construction
Pass	$540	$400	$189	$29	$48	$11	$10	$—	$1,227
Special Mention	—	—	—	—	—	1	—	—	1
Substandard	2	—	1	2	4	1	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	542	400	190	31	52	13	10	—	1,238
Owner occupied commercial mortgage
Pass	3,045	3,022	1,873	1,194	963	1,572	125	—	11,794
Special Mention	3	35	37	22	13	33	5	—	148
Substandard	31	16	18	12	18	56	6	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	3,079	3,073	1,928	1,228	994	1,661	136	—	12,099
Non-owner occupied commercial mortgage
Pass	644	737	578	263	266	412	37	—	2,937
Special Mention	1	—	—	3	3	10	—	—	17
Substandard	9	11	24	12	7	22	1	—	86
Doubtful	—	—	—	—	1	—	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	654	748	602	278	277	444	38	—	3,041
Commercial and industrial
Pass	2,107	1,018	599	257	149	281	1,342	5	5,758
Special Mention	9	7	20	2	4	5	5	—	52
Substandard	20	7	3	4	2	2	16	1	55
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	72	—	72
Total commercial and industrial	2,136	1,032	622	263	155	288	1,435	6	5,937
Leases
Pass	93	68	38	42	17	8	—	—	266
Special Mention	—	1	—	—	—	—	—	—	1
Substandard	2	1	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	95	70	38	43	17	8	—	—	271
Total commercial	$6,506	$5,323	$3,380	$1,843	$1,495	$2,414	$1,619	$6	$22,586

Consumer Loans - Delinquency Status by Class

December 31, 2021
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Residential mortgage
Current	$2,139	$1,663	$627	$368	$349	$867	$22	$—	$6,035
30-59 days	2	3	2	2	1	14	—	—	24
60-89 days	—	—	—	1	1	4	—	—	6
90 days or greater	1	1	1	2	1	17	—	—	23
Total residential mortgage	2,142	1,667	630	373	352	902	22	—	6,088
Revolving mortgage
Current	—	—	—	—	—	—	1,678	126	1,804
30-59 days	—	—	—	—	—	—	4	2	6
60-89 days	—	—	—	—	—	—	—	2	2
90 days or greater	—	—	—	—	—	—	2	4	6
Total revolving mortgage	—	—	—	—	—	—	1,684	134	1,818
Consumer auto
Current	597	343	198	119	48	19	—	—	1,324
30-59 days	1	2	1	1	—	1	—	—	6
60-89 days	—	—	—	—	—	1	—	—	1
90 days or greater	—	—	—	—	—	1	—	—	1
Total consumer auto	598	345	199	120	48	22	—	—	1,332
Consumer other
Current	131	24	11	4	2	29	342	—	543
30-59 days	—	—	—	—	—	—	2	—	2
60-89 days	1	—	—	—	—	—	1	—	2
90 days or greater	—	—	—	—	—	—	1	—	1
Total consumer other	132	24	11	4	2	29	346	—	548
Total consumer	$2,872	$2,036	$840	$497	$402	$953	$2,052	$134	$9,786

Purchased loans and leases
The following table summarizes PCD loans and leases that BancShares acquired in the CIT Merger.

PCD Loans and Leases - CIT Merger

dollars in millions	Total PCD from CIT Merger
UPB	$3,550
Initial PCD ACL	(272)
Fair value discount, net of the PCD Gross-Up	(45)
Purchase price	$3,233

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

Modified loans that meet the definition of a TDR are subject to BancShares’ individually reviewed loans policy.

The following table presents amortized cost of TDRs.

TDRs

dollars in millions	September 30, 2022
	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$1	$3
Owner occupied commercial mortgage	45	10	55
Non-owner occupied commercial mortgage	28	31	59
Commercial and industrial	49	11	60
Leases	—	1	1
Total commercial	124	54	178
Consumer
Residential mortgage	32	18	50
Revolving mortgage	17	6	23
Consumer auto	2	—	2
Consumer other	—	—	—
Total consumer	51	24	75
Total TDRs	$175	$78	$253

	December 31, 2021
	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$—	$2
Owner occupied commercial mortgage	57	8	65
Non-owner occupied commercial mortgage	26	3	29
Commercial and industrial	12	9	21
Leases	—	1	1
Total commercial	97	21	118
Consumer
Residential mortgage	29	18	47
Revolving mortgage	17	7	24
Consumer auto	2	—	2
Consumer other	1	—	1
Total consumer	49	25	74
Total TDRs	$146	$46	$192

The following table summarizes the loan restructurings during the three and nine months ended September 30, 2022 and 2021 that were designated as TDRs. BancShares defines payment default as movement of the TDR to non-accrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

Restructurings

dollars in millions (except for number of loans)	Three Months Ended September 30,
	2022		2021
	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	5	$31	7	$10
Loan term extension	35	30	41	6
Below market rates	17	4	47	3
Discharge from bankruptcy	36	2	21	3
Total	93	$67	116	$22

	Nine Months Ended September 30,
	2022		2021
	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	13	$37	17	$20
Loan term extension	110	51	112	15
Below market rates	62	8	148	21
Discharge from bankruptcy	78	4	110	12
Total	263	$100	387	$68

There were $3 million and $0.4 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of September 30, 2022 and December 31, 2021, respectively.

After a loan is determined to be a TDR, BancShares continues to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the three and nine months ended September 30, 2022 and 2021, and were classified as TDRs during the applicable 12-month period preceding September 30, 2022 and 2021 were as follows:

TDR Defaults

dollars in millions	Three Months Ended September 30,
	2022	2021
TDR Defaults	$2	$1

	Nine Months Ended September 30,
	2022	2021
TDR Defaults	$4	$5

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of September 30, 2022 and December 31, 2021:

Loans Pledged

dollars in millions	September 30, 2022	December 31, 2021
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$14,390	$9,564
Less: Advances	5,800	645
Less: Letters of Credit	1,450	—
Available borrowing capacity	$7,140	$8,919
Pledged non-PCD loans (contractual balance)	$21,093	$14,507

FRB
Lendable collateral value of pledged non-PCD loans	$4,464	$3,951
Less: Advances	—	—
Available borrowing capacity	$4,464	$3,951
Pledged non-PCD loans (contractual balance)	$5,533	$4,806

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

The processes and methodologies we utilized to determine the ACL at September 30, 2022 were consistent with those utilized to determine the ACL at June 30, 2022. As previously disclosed in our Quarterly Report on Form 10-Q as of and for the quarterly period ended March 31, 2022, we changed certain aspects of our ACL methodology during the three month period ended March 31, 2022. BancShares made these changes to integrate the ACL methodologies of CIT and BancShares. The most significant changes in the ACL methodology compared to that utilized to determine the ACL at December 31, 2021 include the following: (i) utilized economic scenario forecasts over the lives of the loan portfolios instead of using a two year reasonable and supportable period with a one year reversion period followed by a historical long run average economic forecast for the remainder of the portfolio life; and (ii) implemented scenario weighting of a range of economic scenarios, including baseline, upside, and downside scenarios instead of utilizing just the consensus baseline scenario as the basis of the quantitative ACL estimate.

The initial ACL for PCD loans and leases acquired in the CIT Merger (the “Initial PCD ACL”) of $272 million was established through the PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed further in Note 2 — Business Combinations. The initial ACL for Non-PCD loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses (the “Initial Non-PCD Provision”).

The ACL activity for loans and leases and the ACL for unfunded commitments is summarized in the following tables.

ACL for Loans and Leases

dollars in millions	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$740	$110	$850	$80	$98	$178
Initial PCD ACL(1)	—	—	—	258	14	272
Initial Non-PCD Provision	—	—	—	432	22	454
Provision (benefit) for credit losses - loans and leases	43	7	50	53	(20)	33
Total provision for credit losses- loans and leases	43	7	50	485	2	487
Charge-offs(1)	(28)	(5)	(33)	(92)	(15)	(107)
Recoveries	11	4	15	35	17	52
Balance at September 30, 2022	$766	$116	$882	$766	$116	$882

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance at beginning of period	$86	$103	$189	$92	$133	$225
Provision (benefit) for credit losses - loans and leases	—	(1)	(1)	(3)	(29)	(32)
Charge-offs	(7)	(4)	(11)	(14)	(13)	(27)
Recoveries	3	3	6	7	10	17
Balance at September 30, 2021	$82	$101	$183	$82	$101	$183
(1)     The Initial PCD ACL related to the CIT Merger was $272 million, net of an additional $243 million for loans that CIT charged-off prior to the Merger Date (whether full or partial) which met BancShares’ charge-off policy at the Merger Date.

ACL for Unfunded Commitments

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$81	$11	$12	$13
Provision (benefit) for credit losses - unfunded commitments	10	—	79	(2)
Ending balance	$91	$11	$91	$11

For the period ended September 30, 2022, the increase in the ACL for unfunded commitments compared to September 30, 2021 primarily reflected the additional commitments acquired in the CIT Merger.

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	September 30, 2022	December 31, 2021
ROU assets:
Operating leases	Other assets	$366	$64
Finance leases	Premises and equipment	7	4
Total ROU assets		$373	$68
Lease liabilities:
Operating leases	Other liabilities	$373	$64
Finance leases	Other borrowings	8	4
Total lease liabilities		$381	$68
Weighted-average remaining lease terms:
Operating leases		9.6 years	8.9 years
Finance leases		4.4 years	3.5 years
Weighted-average discount rate:
Operating leases		2.13%	3.00%
Finance leases		2.34%	3.12%

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2022	2021	2022	2021
Lease cost
Operating lease cost(1)(2)	Occupancy Expense	$14	$3	$44	$10
Finance lease cost
Amortization of leased assets	Equipment expense	1	1	2	2
Interest on lease liabilities	Interest expense - Other borrowings	—	—	—	—
Variable lease cost	Occupancy Expense	3	1	9	3
Sublease income	Occupancy Expense	(1)	—	(2)	—
Net lease cost		$17	$5	$53	$15
(1) Includes short-term lease cost, which is not significant.
(2) In addition, approximately $2 million and $6 million of costs related to leased branches to be closed or subleased was included in merger-related expenses in the consolidated statements of income for the three and nine months ended September 30, 2022, respectively.

Variable lease cost includes common area maintenance, property taxes, utilities, and other operating expenses related to leased premises recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments adjusted periodically for inflation. While lease liabilities are not remeasured because of these changes, these adjustments are treated as variable lease costs and recognized in the period in which the expense is incurred. Sublease income results from leasing excess building space that BancShares is no longer utilizing under operating leases, which have remaining lease terms of up to 14 years.

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40	$10
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	2	2
ROU assets obtained in exchange for new operating lease liabilities	17	3
ROU assets obtained in exchange for new finance lease liabilities	5	—

The following table presents lease liability maturities for the remainder of 2022 through 2027 and thereafter at September 30, 2022:

Maturity of Lease Liabilities

dollars in millions	Operating Leases	Finance Leases	Total
Remainder of 2022	$8	$—	$8
2023	55	2	57
2024	52	2	54
2025	47	2	49
2026	44	1	45
2027	41	1	42
Thereafter	167	—	167
Total undiscounted lease payments	$414	$8	$422
Difference between undiscounted cash flows and discounted cash flows	41	—	41
Lease liabilities, at present value	$373	$8	$381

Lessor
BancShares leases equipment to commercial end-users under operating lease and finance lease arrangements. The majority of operating lease equipment is long-lived rail equipment, which is typically leased several times over its life. We also lease technology and office equipment, and large and small industrial, medical, and transportation equipment under both operating leases and finance leases.

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

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $236 million at September 30, 2022) by equipment type.

Operating Lease Equipment

dollars in millions	September 30, 2022
Railcars and locomotives(1)	$7,248
Other equipment	736
Total(1)	$7,984
(1) Includes off-lease rail equipment of $509 million at September 30, 2022.

The following table presents the components of the finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases

dollars in millions	September 30, 2022	December 31, 2021
Lease receivables	$1,803	$246
Unguaranteed residual assets	318	25
Total net investment in finance leases	2,121	271
Leveraged lease net investment(1)	63	—
Total	$2,184	$271
(1) Leveraged leases are reported net of non-recourse debt of $23 million at September 30, 2022. Our leveraged lease arrangements commenced before the Accounting Standards Codification (“ASC”) 842 effective date and continue to be reported under the leveraged lease accounting model. ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease income – Operating leases	$201	$—	$592	$—
Variable lease income – Operating leases(1)	18	—	48	—
Rental income on operating leases	219	—	640	—
Interest income - Sales type and direct financing leases	43	4	127	14
Variable lease income included in Other noninterest income(2)	13	—	37	—
Interest income - Leveraged leases	5	—	14	—
Total lease income	$280	$4	$818	$14
(1) Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes leased equipment property tax reimbursements due from customers of $4 million and $13 million for the three and nine months ended September 30, 2022, respectively and revenue related to insurance coverage on leased equipment of $9 million and $24 million for the three and nine months ended September 30, 2022, respectively. There was no revenue related to property tax reimbursements due from customers or insurance coverage on leased equipment during 2021.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at September 30, 2022. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments

dollars in millions
Remainder of 2022	$221
2023	611
2024	448
2025	285
2026	179
2027	99
Thereafter	218
Total	$2,061

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases

dollars in millions
Remainder of 2022	$245
2023	757
2024	492
2025	285
2026	144
2027	56
Thereafter	14
Total undiscounted lease receivables	$1,993
Difference between undiscounted cash flows and discounted cash flows	190
Lease receivables, at present value	$1,803

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the CIT Merger. The fair value of the net assets acquired exceeded the purchase price. Consequently, there was a gain on acquisition (and no goodwill) related to the CIT Merger as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at September 30, 2022 and December 31, 2021. The entire amount of goodwill relates to business combinations that BancShares completed prior to the CIT Merger and is reported in the General Banking segment. There was no goodwill impairment during 2022.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles during the quarter ending September 30, 2022.

Core Deposit Intangibles

dollars in millions	2022
Balance, net of accumulated amortization at January 1	$19
Core deposit intangibles related to the CIT Merger	143
Amortization for the period	(17)
Balance at September 30, net of accumulated amortization	$145

Core Deposit Intangible Accumulated Amortization

dollars in millions	September 30, 2022	December 31, 2021
Gross balance	$271	$128
Accumulated amortization	(126)	(109)
Balance, net of accumulated amortization	$145	$19

The following table summarizes the expected amortization expense as of September 30, 2022 in subsequent periods for core deposit intangibles.

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2022	$5
2023	19
2024	17
2025	16
2026	15
2027	15
Thereafter	58
Total	$145

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

The following tables summarize the activity for the intangible liability during the nine month period ending September 30, 2022.

Intangible Liability

dollars in millions	2022
Balance at January 1	$—
Acquired in CIT Merger	52
Amortization	(12)
Balance at September 30, net of accumulated amortization	$40

The following table summarizes the expected amortization as of September 30, 2022 in subsequent periods for the intangible liability.

Intangible Liability

dollars in millions
Remainder 2022	$4
2023	12
2024	6
2025	4
2026	3
2027	2
Thereafter	9
Total	$40

NOTE 8 — MORTGAGE SERVICING RIGHTS

BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was approximately $3.7 billion as of September 30, 2022 and December 31, 2021. For certain loans, the originated loans are sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other assets. The associated amortization expense and any changes in the valuation allowance recognized were included as a reduction of mortgage income. Mortgage servicing rights (“MSRs”) are initially recorded at fair value and then carried at the lower of amortized cost or fair value.

Contractually specified mortgage servicing fees, late fees and ancillary fees earned are reported in mortgage income and were $2 million for each of the three months ended September 30, 2022 and 2021, and $7 million and $6 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents changes in the servicing asset during the three and nine months ended September 30, 2022 and 2021:

Servicing Asset

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$28	$22	$23	$18
Servicing rights originated	—	2	4	9
Servicing rights obtained in CIT Merger	—	—	3	—
Amortization	(2)	(2)	(5)	(6)
Valuation allowance benefit	—	—	1	1
Ending balance	$26	$22	$26	$22

The following table presents the activity in the servicing asset valuation allowance:

Servicing Asset Valuation Allowance

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$—	$3	$1	$4
Valuation allowance benefit	—	—	(1)	(1)
Ending balance	$—	$3	$—	$3

MSRs valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value MSRs were as follows:

MSRs Valuation Assumptions

	September 30, 2022	December 31, 2021
Discount rate	9.62%	8.55%
Weighted average constant prepayment rate	6.70%	15.69%
Weighted average cost to service a loan	$81	$88

The fair value of MSRs are sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows by utilizing discount rates, prepayment rates, and other inputs. The discount rates applied to the cash flows in the valuation of MSRs are market-based and provided on a pretax basis. The prepayment rate is derived from dynamic modeling, which is compared to actual prepayment rates annually for reasonableness. The average cost to service a loan is based on the number of loans serviced and the total costs to service the loans.

NOTE 9 — OTHER ASSETS

The following table includes the components of other assets. The increases from December 31, 2021 primarily reflect the other assets acquired in the CIT Merger.

Other Assets

dollars in millions	September 30, 2022	December 31, 2021
Low-income housing tax credit and other unconsolidated investments	$722	$169
Right of use assets	366	64
Pension assets	378	289
Accrued interest receivable	286	134
Counterparty receivables	107	—
Fair value of derivative financial instruments	149	3
Nonmarketable equity securities	55	1
Other real estate owned	54	40
Mortgage servicing assets	26	23
Federal Home Loan Bank stock	234	40
Income tax receivable	816	799
Other	467	177
Total other assets	$3,660	$1,739

NOTE 10 — DEPOSITS

The following table provides detail on deposit types. The deposit balances as of September 30, 2022 reflect those acquired in the CIT Merger, as described in Note 2 — Business Combinations.

Deposit Types

dollars in millions	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$26,587	$21,405
Checking with interest	16,118	12,694
Money market	21,818	10,590
Savings	14,722	4,236
Time	8,308	2,481
Total deposits	$87,553	$51,406

At September 30, 2022, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended September 30,
2023	$6,178
2024	1,187
2025	685
2026	95
2027	41
Thereafter	122
Total time deposits	$8,308

Time deposits with a denomination of $250,000 or more were $1.5 billion and $593 million at September 30, 2022 and December 31, 2021, respectively.

As of December 31, 2021, FCB’s primary deposit markets were North Carolina and South Carolina, which represent approximately 50.8% and 22.7%, respectively, of total FCB deposits. The CIT Merger added deposits that were primarily in California (which also includes its internet banking). Deposits (based on branch location) as of September 30, 2022, in North Carolina, California, and South Carolina represented approximately 41.5%, 28.9%, and 13.6%, respectively, of total deposits.

NOTE 11 — VARIABLE INTEREST ENTITIES

Variable Interest Entities
Described below are the results of BancShares’ assessment of its variable interests in order to determine its current status with regard to being the VIE PB. Refer to Note 1 — Accounting Policies and Basis of Presentation for additional information on accounting for VIEs.

Consolidated VIEs
At September 30, 2022 and December 31, 2021, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value

dollars in millions	September 30, 2022	December 31, 2021
Tax credit equity investments	$563	$157
Equity investments	155	12
Total assets	$718	$169
Commitments to tax credit investments(1)	$264	$43
Total liabilities	$264	$43
Maximum loss exposure	$718	$169
(1) Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 12 — BORROWINGS

Short-term Borrowings

Short-term borrowings at September 30, 2022 and December 31, 2021 include:

dollars in millions	September 30, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$578	$589
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.18% to 0.20%.	2,550	—
Total short-term borrowings	$3,128	$589

Securities Sold under Agreements to Repurchase
At September 30, 2022, BancShares held $578 million of securities sold under agreements to repurchase, with overnight contractual maturities, and are collateralized by government agency securities. At December 31, 2021, BancShares held $589 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, of which $508 million were collateralized by government agency securities and $81 million collateralized by commercial mortgage-backed securities.

BancShares utilizes securities sold under agreements to repurchase to facilitate the needs for collateralization of commercial customers and secure wholesale funding needs. The carrying value of investment securities pledged as collateral under repurchase agreements was $572 million and $619 million at September 30, 2022 and December 31, 2021, respectively.

Long-term Borrowings
Long-term borrowings at September 30, 2022 and December 31, 2021 include:

dollars in millions	Maturity	September 30, 2022	December 31, 2021
Parent Company:
Senior:
Unsecured term loan at 1-month LIBOR plus 1.10%	September 2022	$—	$68
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	350	350
Junior subordinated debenture at 3-month LIBOR plus 2.25% (FCB/SC Capital Trust II)	June 2034	20	20
Junior subordinated debenture at 3-month LIBOR plus 1.75% (FCB/NC Capital Trust III)	June 2036	88	88
Subsidiaries:
Senior:
Senior unsecured fixed to floating rate notes at 3.929%(1)	June 2024	500	—
Senior unsecured fixed to floating rate notes at 2.969%(1)	September 2025	315	—
Fixed senior unsecured notes at 6.00%(1)	April 2036	51	—
Subordinated:
Fixed subordinated notes at 6.125%(1)	March 2028	400	—
Fixed-to-Fixed subordinated notes at 4.125%(1)	November 2029	100	—
Junior subordinated debentures at 3-month LIBOR plus 2.80% (Macon Capital Trust I)	March 2034	14	14
Junior subordinated debentures at 3-month LIBOR plus 2.85% (SCB Capital Trust I)	April 2034	10	10
Secured:
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.24% to 0.37%.	Maturities through September 2025	3,250	—
Fixed notes payable to FHLB of Atlanta	Maturities through March 2032	—	645
Other secured financings(1)	Maturities through January 2024	17	—
Capital lease obligations	Maturities through June 2027	8	4
Unamortized issuance costs		(2)	(2)
Unamortized purchase accounting adjustments(2)		94	(2)
Total long-term borrowings		$5,215	$1,195
(1) Reflects the remaining outstanding debt securities assumed by the BancShares in connection with the CIT Merger. On February 24, 2022, BancShares redeemed all of the outstanding (i) 5.00% senior unsecured notes due 2022, (ii) 5.00%, senior unsecured notes due 2023; (iii) 4.750% senior unsecured notes due 2024; and (iv) 5.250% senior unsecured notes due 2025 that it had assumed in the CIT Merger.
(2) At September 30, 2022 and December 31, 2021, unamortized purchase accounting adjustments were $72 million and $2 million, respectively, for subordinated debentures.

Long-term borrowings maturing in each of the five years subsequent to September 30, 2022 and thereafter include:

Long-term Borrowings Maturities

dollars in millions
Twelve months ended September 30,
2023	$19
2024	2,186
2025	1,931
2026	16
2027	19
Thereafter	1,044
Total long-term borrowings	$5,215

Senior Unsecured Notes
Senior unsecured notes included the following as of September 30, 2022:
•Fixed-rate senior unsecured notes outstanding totaled $866 million with a weighted average coupon rate of 3.70%. These notes were assumed by FCB as part of the CIT Merger. On February 24, 2022, FCB completed a redemption of approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger, resulting in a gain of approximately $6 million.

Subordinated Unsecured Notes
Subordinated unsecured notes included the following as of September 30, 2022:
•$350 million aggregate principal amount of its 3.375% fixed-to-floating rate subordinated notes due 2030 and redeemable at the option of BancShares starting with the interest payment due March 15, 2025.
•$400 million aggregate principal amount of 6.125% fixed rate subordinated notes with a maturity date of March 2028 and $100 million aggregate principal amount of 4.125% fixed-to-fixed rate subordinated notes with a maturity date of November 2029, which were assumed by BancShares as part of the CIT Merger.
•$132 million in junior subordinated debentures representing obligations to Macon Capital Trust I, SCB Capital Trust I, FCB/SC Capital Trust II, and FCB/NC Capital Trust III special purpose entities and grantor trusts (the “Trusts”) for trust preferred securities. The Trusts had outstanding trust preferred securities of $128 million at September 30, 2022 and December 31, 2021, which mature in 2034, 2034, 2034 and 2036, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Secured Borrowings
At September 30, 2022, BancShares had pledged $26.6 billion of loans to several financing facilities.

Notes Payable to FHLB
As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. Pledged assets related to these financings totaled $21.1 billion at September 30, 2022. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition.

Other Secured Financings
Other secured (other than FHLB) financings were not significant and totaled $17 million at September 30, 2022. Pledged assets related to these financings totaled $17 million. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

At September 30, 2022, BancShares had other unused credit lines allowing contingent access to borrowings of up to $100 million on an unsecured basis.

Under borrowing arrangements with the FRB of Richmond, BancShares has access to an additional $4.5 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2022 and December 31, 2021. Assets pledged to the FRB of Richmond totaled $5.5 billion at September 30, 2022.

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS

BancShares acquired various derivative financial instruments in the CIT Merger. The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	September 30, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	$18,604	$143	$(500)
Foreign exchange contracts	145	6	—
Other contracts(2)	769	—	—
Total derivatives not designated as hedging instruments	$19,518	149	(500)
Gross derivatives fair values presented in the Consolidated Balance Sheets		149	(500)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—
Net amount presented in the Consolidated Balance Sheets		149	(500)
Less: Amounts subject to master netting agreements(4)		(6)	6
Less: Cash collateral pledged(received) subject to master netting agreements(5)		(129)	—
Total net derivative fair value		$14	$(494)
(1) Fair value balances include accrued interest.
(2) Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3) BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $413 million and $20 million, respectively, at September 30, 2022.
(4) BancShares’ derivative transactions are governed by International Swaps and Derivatives Association (“ISDA”) agreements that allow for net settlements of certain payments as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. BancShares believes its ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure.
(5) In conjunction with the ISDA agreements described above, BancShares has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties. Collateral pledged or received is included in other assets or other liabilities, respectively.

Non-Qualifying Hedges
The following table presents gains of non-qualifying hedges recognized on the Condensed Consolidated Statements of Income:

Gains on Non-Qualifying Hedges

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Amounts Recognized	2022	2021	2022	2021
Interest rate contracts	Other noninterest income	$5	$—	$11	$—
Foreign currency forward contracts	Other noninterest income	20	—	26	—
Total non-qualifying hedges - income statement impact		$25	$—	$37	$—

NOTE 14 — OTHER LIABILITIES

The following table presents the components of other liabilities. The increases from December 31, 2021 primarily reflect the other liabilities assumed in the CIT Merger.

Other Liabilities

dollars in millions	September 30, 2022	December 31, 2021
Accrued expenses and accounts payable	$295	$5
Lease liabilities	373	64
Fair value of derivative financial instruments	500	1
Commitments to fund tax credit investments	264	43
Deferred taxes	173	33
Reserve for off-balance sheet credit exposure	91	12
Incentive plan liabilities	199	84
Accrued interest payable	35	8
Other	504	131
Total other liabilities	$2,434	$381

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

Assets and Liabilities Measured at Fair Value - Recurring Basis (dollars in millions)

dollars in millions	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,900	$—	$1,900	$—
Government agency	173	—	173	—
Residential mortgage-backed securities	4,784	—	4,784	—
Commercial mortgage-backed securities	1,673	—	1,673	—
Corporate bonds	558	—	382	176
Total investment securities available for sale	$9,088	$—	$8,912	$176
Marketable equity securities	92	30	62	—
Loans held for sale	7	—	7	—
Derivative assets(1)
Interest rate contracts — non-qualifying hedges	143	—	142	1
Other derivative — non-qualifying hedges	6	—	6	—
Total derivative assets	$149	$—	$148	$1
Liabilities
Derivative liabilities(1)
Interest rate contracts — non-qualifying hedges	$500	$—	$500	$—
Other derivative— non-qualifying hedges	—	—	—	—
Total derivative liabilities	$500	$—	$500	$—

	December 31, 2021
dollars in millions	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$2,005	$—	$2,005	$—
Government agency	221	—	221	—
Residential mortgage-backed securities	4,729	—	4,729	—
Commercial mortgage-backed securities	1,640	—	1,640	—
Corporate bonds	608	—	401	207
Total investment securities available for sale	$9,203	$—	$8,996	$207
Marketable equity securities	98	34	64	—
Loans held for sale	99	—	99	—
(1) Derivative fair values include accrued interest.

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

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
September 30, 2022
Assets
Corporate bonds	$176	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2021
Assets
Corporate bonds	$207	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds
Beginning balance	$207	$—	$—	$317
Purchases	—	—	1	31
Included in earnings	—	1	(1)	2
Included in comprehensive income	(17)	—	—	4
Transfers out	(14)	—	—	—
Maturity and settlements	—	—	—	(46)
Ending balance	$176	$1	$—	$308

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential real estate loans originated for sale measured at fair value as of September 30, 2022 and December 31, 2021.

dollars in millions	September 30, 2022
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$7	$7	$—

	December 31, 2021
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$99	$96	$3

BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a loss of $1 million for each of the three months ended September 30, 2022 and 2021 and a loss of $3 million for each of the nine months ended September 30, 2022 and 2021. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on non-accrual status as of September 30, 2022 or December 31, 2021.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2022
Assets held for sale - loans	$3	$—	$—	$3	$(1)
Loans - collateral dependent loans	78	—	—	78	(10)
Other real estate owned	51	—	—	51	13
Mortgage servicing rights	—	—	—	—	1
Total	$132	$—	$—	$132	$3
December 31, 2021
Loans - collateral dependent loans	$3	$—	$—	$3	$(2)
Other real estate owned	34	—	—	34	(4)
Mortgage servicing rights	22	—	—	22	3
Total	$59	$—	$—	$59	$(3)

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

Other real estate owned. OREO is carried at the lower of cost or fair value. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 15%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At September 30, 2022 and December 31, 2021, the weighted average discount applied was 6.82% and 8.79%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

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

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	September 30, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$481	$481	$—	$—	$481
Interest earning deposits at banks	6,172	6,172	—	—	6,172
Investment in marketable equity securities	92	30	62	—	92
Investment securities available for sale	9,088	—	8,912	176	9,088
Investment securities held to maturity	9,661	—	8,166	—	8,166
Loans held for sale	18	—	7	14	21
Net loans	66,757	—	1,612	61,280	62,892
Accrued interest receivable	286	—	286	—	286
Federal Home Loan Bank stock	234	—	234	—	234
Mortgage and other servicing rights	26	—	—	48	48
Derivative assets	149	—	148	1	149
Financial Liabilities
Deposits	87,553	—	87,435	—	87,435
Credit balances of factoring clients	1,147	—	—	1,147	1,147
Securities sold under customer repurchase agreements	578	—	578	—	578
Other short-term borrowings	2,550	—	2,550	—	2,550
Long-term borrowings	5,207	—	5,042	17	5,059
Accrued interest payable	35	—	35	—	35
Derivative liabilities	500	—	500	—	500

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$338	$338	$—	$—	$338
Interest earning deposits at banks	9,115	9,115	—	—	9,115
Investment in marketable equity securities	98	34	64	—	98
Investment securities available for sale	9,203	—	8,996	207	9,203
Investment securities held to maturity	3,809	—	3,759	—	3,759
Loans held for sale	99	—	99	—	99
Net loans	32,193	—	—	31,890	31,890
Accrued interest receivable	134	—	134	—	134
Federal Home Loan Bank stock	40	—	40	—	40
Mortgage and other servicing rights	23	—	—	23	23
Financial Liabilities
Deposits with no stated maturity	48,925	—	48,925	—	48,925
Time deposits	2,481	—	2,471	—	2,471
Securities sold under customer repurchase agreements	589	—	589	—	589
Long-term borrowings	1,195	—	1,222	—	1,222
Accrued interest payable	8	—	8	—	8

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2022 and December 31, 2021. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 16 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Outstanding
	Class A	Class B
Common stock - June 30, 2022	14,997,202	1,005,185
Shares purchased under authorized repurchase plan	(1,027,414)	—
Restricted stock units vested, net of shares held to cover taxes	1,156	—
Common stock - September 30, 2022	13,970,944	1,005,185

	Outstanding
	Class A	Class B
Common stock - December 31, 2021	8,811,220	1,005,185
Common stock issuance - CIT Merger	6,140,010	—
Restricted stock units vested, net of shares held to cover taxes	47,128	—
Shares purchased under authorized repurchase plan	(1,027,414)	—
Common stock - September 30, 2022	13,970,944	1,005,185

Common Stock
The Parent Company has Class A Common Stock and Class B Common Stock. Class A Common Stock have one vote per share, while shares of Class B Common Stock have 16 votes per share. In connection with the consummation of the CIT Merger, the Parent Company issued approximately 6.1 million shares of Class A Common Stock as further discussed in Note 2 — Business Combinations.

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

dollars in millions, except per share and par value data
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

Dividends on BancShares Series A, B, and C Preferred Stock (together, “BancShares Preferred Stock”) will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Series A Preferred Stock and BancShares Series C Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year, beginning on the “Dividend Payment Dates” in the table above. Dividends on the BancShares Series B Preferred Stock initially accrued and were payable on a semi-annual basis during the fixed rate period. Upon expiration of the fixed rate period on June 15, 2022, dividends with respect to the BancShares Series B Preferred Stock, if declared, now accrue and are payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. Dividends on the BancShares Preferred Stock will not be cumulative.

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

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of Accumulated Other Comprehensive (Loss) Income (“AOCI”):

Components of Accumulated Other Comprehensive Income (Loss)

dollars in millions	September 30, 2022			December 31, 2021
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Unrealized loss on securities available for sale	$(995)	$239	$(756)	$(12)	$3	$(9)
Unrealized loss on securities available for sale transferred to securities held to maturity	(8)	2	(6)	(9)	2	(7)
Defined benefit pension items	43	(10)	33	34	(8)	26
Total accumulated other comprehensive (loss) income	$(960)	$231	$(729)	$13	$(3)	$10

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized loss on securities available for sale transferred to securities held to maturity	Net change in Defined Benefit Pension Items	Total AOCI
Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(747)	—	—	(747)
Amounts reclassified from AOCI	—	1	7	8
Net current period AOCI	(747)	1	7	(739)
Balance as of September 30, 2022	$(756)	$(6)	$33	$(729)

Balance as of December 31, 2020	$79	$4	$(71)	$12
AOCI activity before reclassifications	(33)	—	—	(33)
Amounts reclassified from AOCI	(26)	(1)	16	(11)
Net current period AOCI	(59)	(1)	16	(44)
Balance as of September 30, 2021	$20	$3	$(55)	$(32)

Other Comprehensive Income
The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended September 30,
	2022			2021
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Net change in pension obligations
AOCI activity before reclassification	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	2	—	2	7	(1)	6	Other noninterest expense
Net Change	$2	$—	$2	$7	$(1)	$6

Unrealized loss on securities available for sale transferred to securities held to maturity
AOCI activity before reclassification	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	—	—	—	(1)	—	(1)	Interest on investment securities
Net Change	$—	$—	$—	$(1)	$—	$(1)

Unrealized loss on securities available for sale
AOCI activity before reclassification	$(348)	$82	$(266)	$(11)	$3	$(8)
Reclassifications out of AOCI	—	—	—	(8)	1	(7)	Realized gain on sales of investment securities available for sale, net
Net Change	$(348)	$82	$(266)	$(19)	$4	$(15)
Net current period AOCI	$(346)	$82	$(264)	$(13)	$3	$(10)

	Nine Months Ended September 30,
	2022			2021

	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Net change in pension obligations
AOCI activity before reclassification	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	9	(2)	7	20	(4)	16	Other noninterest expense
Net Change	$9	$(2)	$7	$20	$(4)	$16

Unrealized loss on securities available for sale transferred to securities held to maturity
AOCI activity before reclassification	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	1	—	1	(1)	—	(1)	Interest on investment securities
Net Change	$1	$—	$1	$(1)	$—	$(1)

Unrealized loss on securities available for sale
AOCI activity before reclassification	$(983)	$236	$(747)	$(43)	$10	$(33)
Reclassifications out of AOCI	—	—	—	(33)	7	(26)	Realized gain on sales of investment securities available for sale, net
Net Change	$(983)	$236	$(747)	$(76)	$17	$(59)
Net current period AOCI	$(973)	$234	$(739)	$(57)	$13	$(44)

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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of September 30, 2022 and December 31, 2021 as summarized in the following table.

dollars in millions			September 30, 2022		December 31, 2021
	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$11,927	13.46%	$5,042	14.35%
Tier 1 risk-based capital	8.50	8.00	10,066	11.36	4,380	12.47
Common equity Tier 1	7.00	6.50	9,185	10.37	4,041	11.50
Tier 1 leverage	4.00	5.00	10,066	9.31	4,380	7.59
FCB
Total risk-based capital	10.50%	10.00%	$11,732	13.26%	$4,858	13.85%
Tier 1 risk-based capital	8.50	8.00	10,327	11.67	4,651	13.26
Common equity Tier 1	7.00	6.50	10,327	11.67	4,651	13.26
Tier 1 leverage	4.00	5.00	10,327	9.56	4,651	8.07

At September 30, 2022, BancShares and FCB had total risk-based capital ratio conservation buffers of 5.36% and 5.26%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had risk-based capital ratio conservation buffers of 6.35% and 5.85%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of September 30, 2022 and December 31, 2021 over the Basel III minimum.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 16 — Stockholders’ Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $2.9 billion while continuing to meet the requirements for well-capitalized banks at September 30, 2022. Dividends declared by FCB and paid to the Parent Company amounted to $930 million for the nine months ended September 30, 2022. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 19 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$315	$124	$841	$424
Preferred stock dividends	12	5	36	14
Net income available to common stockholders	$303	$119	$805	$410
Weighted average common shares outstanding
Basic shares outstanding	15,711,976	9,816,405	15,849,219	9,816,405
Stock-based awards	16,017	—	18,095	—
Diluted shares outstanding	15,727,993	9,816,405	15,867,314	9,816,405
Earnings per common share
Basic	$19.27	$12.17	$50.76	$41.79
Diluted	$19.25	$12.17	$50.70	$41.79

BancShares RSUs are discussed in Note 21 — Employee Benefit Plans.

NOTE 20 — INCOME TAXES

BancShares’ global effective income tax rate was 22.9% and 13.3% for the three and nine months ended September 30, 2022, respectively, and 21.5% and 22.6% for the three and nine months ended September 30, 2021, respectively. The increase in the income tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by the increase in state and local taxes resulting from the CIT Merger. The decrease in the income tax rate for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was primarily driven by the non-taxable nature of the bargain purchase gain arising from the CIT Merger.

The quarterly income tax expense is based on a projection of BancShares’ annual effective tax rate (“ETR”). This annual ETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The ETR each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end 2022 ETR due to the changes in these factors.

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

NOTE 21 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$3	$4	$10	$12
Interest cost	11	7	33	22
Expected return on assets	(22)	(20)	(65)	(59)
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	3	7	9	20
Net periodic benefit	$(5)	$(2)	$(13)	$(5)

No discretionary contribution was made to the pension plans during the nine months ended September 30, 2022. The funding policy of the pension plans is to contribute an amount each year to meet all Employee Retirement Income Security Act minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2022.

Certain retirement benefit plans and stock-based awards of CIT were acquired by BancShares upon the closing of the CIT Merger.

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

CIT had a defined contribution retirement plan covering certain of its U.S. employees that qualifies under section 401(k) of the IRC and was assumed by BancShares. Under this plan employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and BancShares matches these contributions up to a threshold. Participants are also eligible for an additional discretionary company contribution.

In February 2016, CIT adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which provided for grants of stock-based awards to employees, executive officers, and directors. The BancShares RSUs are the only outstanding awards subject to the terms of the 2016 Plan and no further awards will be made under the 2016 Plan. Compensation expense is recognized over the vesting period or the requisite service period, which is generally three years for BancShares RSUs, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award.

CIT had compensation awards that either converted to BancShares RSUs or immediately vested at completion of the CIT Merger as further described in the “Stock-Based Compensation” discussion in Note 1 — Accounting Policies and Basis of Presentation. The following table presents the unvested BancShares RSUs at September 30, 2022, which have vesting periods through 2024. There were no grants of stock-based compensation awards during 2022.

Stock-Settled Awards Outstanding

per share amounts in whole dollars	Stock-Settled Awards
	Number of Shares	Weighted Average Grant Date Value
Unvested BancShares at December 31, 2021	—	$—
Unvested CIT RSUs converted to BancShares RSUs at Merger Date	116,958	859.76
Unvested CIT PSUs converted to RSUs at Merger Date	10,678	859.76
Forfeited / cancelled	(4,922)	859.76
Vested / settled awards	(74,500)	859.76
Unvested BancShares RSUs at September 30, 2022	48,214	$859.76

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

Segment Net Income (Loss) and Select Period End Balances

The following table presents the condensed income statement by segment.

dollars in millions	Three Months Ended September 30, 2022
	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$495	$230	$(20)	$90	$795
Provision for credit losses	2	58	—	—	60
Net interest income (expense) after provision for credit losses	493	172	(20)	90	735
Noninterest income	118	133	170	12	433
Noninterest expense	410	186	110	54	760
Income before income taxes	201	119	40	48	408
Income tax expense	55	25	10	3	93
Net income	$146	$94	$30	$45	$315
Select Period End Balances
Loans and leases	$41,693	$28,023	$74	$—	$69,790
Deposits	82,730	3,682	14	1,127	87,553
Operating lease equipment, net	—	736	7,248	—	7,984

	Three Months Ended September 30, 2021
	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$363	$5	$—	$(21)	$347
Benefit for credit losses	(1)	—	—	—	(1)
Net interest income (expense) after benefit for credit losses	364	5	—	(21)	348
Noninterest income	110	—	—	14	124
Noninterest expense	295	1	—	18	314
Income (loss) before income taxes	179	4	—	(25)	158
Income tax expense (benefit)	38	1	—	(5)	34
Net income (loss)	$141	$3	$—	$(20)	$124
Select Period End Balances
Loans and leases	$31,849	$667	$—	$—	$32,516
Deposits	49,992	73	—	—	50,065
Operating lease equipment, net	—	—	—	—	—

dollars in millions	Nine Months Ended September 30, 2022
	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,400	$641	$(58)	$161	$2,144
(Benefit) provision for credit losses	(7)	60	—	513	566
Net interest income (expense) after provision for credit losses	1,407	581	(58)	(352)	1,578
Noninterest income	365	376	493	473	1,707
Noninterest expense	1,210	557	320	228	2,315
Income (loss) before income taxes	562	400	115	(107)	970
Income tax expense (benefit)	134	90	28	(123)	129
Net income	$428	$310	$87	$16	$841

	Nine Months Ended September 30, 2021
	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,071	$12	$—	$(50)	$1,033
Benefit for credit losses	(32)	—	—	—	(32)
Net interest income (expense) after benefit for credit losses	1,103	12	—	(50)	1,065
Noninterest income	325	—	—	69	394
Noninterest expense	875	3	—	33	911
Income (loss) before income taxes	553	9	—	(14)	548
Income tax expense (benefit)	125	2	—	(3)	124
Net income (loss)	$428	$7	$—	$(11)	$424

NOTE 23 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	September 30, 2022	December 31, 2021
Financing Commitments
Financing assets (excluding leases)	$23,373	$13,011
Letters of Credit
Standby letters of credit	412	92
Other letters of credit	47	24
Deferred Purchase Agreements	2,152	—
Purchase and Funding Commitments(1)	922	—
(1) BancShares’ purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase and upgrade commitments.

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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2022, substantially all undrawn financing commitments were senior facilities. Most of the undrawn and available financing commitments are in the Commercial Banking segment. Financing commitments also include approximately $67 million related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements (“DPA”)
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $191 million at September 30, 2022 of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $2.0 billion of DPA exposures at September 30, 2022, related to receivables on which BancShares has assumed the credit risk. The table also includes $123 million available under DPA credit line agreements provided at September 30, 2022. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

Litigation and other Contingencies
The Parent Company and certain of its subsidiaries have been named as a defendant in legal actions arising from its normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed.

As part of the CIT Merger, BancShares assumed litigation in which CIT and CIT Bank, N.A. d/b/a OneWest Bank (“OneWest”) were named as defendants in a then existing lawsuit brought as a qui tam (i.e., whistleblower) action by a former OneWest employee on behalf of the U.S. Government. The lawsuit asserted claims related to OneWest’s participation in the Home Affordable Modification Program (“HAMP”) administered by the United States Treasury Department, as well as Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) programs. On October 15, 2019, the plaintiff filed a second amended complaint in the United States District Court for the Eastern District of Texas alleging that, beginning in 2009, CIT (and its predecessor, OneWest) falsely certified its compliance with HAMP, submitted false claims for incentive payments for loan modifications, submitted false claims for FHA and VA insurance payments, and failed to self-report these violations. Plaintiff sought the return of all U.S. Government payments to CIT under the HAMP, FHA, and VA programs. CIT has received approximately $93 million in servicer incentives under HAMP, and the U.S. Government has paid more than $440 million in the aggregate in borrower, servicer, and investor incentives in connection with loans modified by OneWest or CIT under HAMP. OneWest and CIT denied all allegations of liability. The Department of Justice declined to intervene in the case.

The parties have settled all claims for $18.5 million. On July 26, 2022, pursuant to the terms of the settlement, the parties filed a joint stipulation of dismissal with prejudice. The settlement payment of $18.5 million was paid on August 4, 2022. On August 29, 2022, the Court entered an Order dismissing the case.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2022. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

NOTE 24 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT Northbridge Credit LLC (“Northbridge”) is an asset-based-lending joint venture between FCB (as successor to CIT Bank) and Allstate Insurance Company and its subsidiary (“Allstate”) that extends credit in asset-based lending middle-market loans. FCB holds a 20% equity investment in Northbridge, and CIT Asset Management LLC, a non-bank subsidiary of FCB, acts as an investment advisor and servicer of the loan portfolio. Allstate is an 80% equity investor. FCB’s investment was $36 million at September 30, 2022, with the expectation of additional investment as the joint venture grows. Management fees were earned on loans under management. The joint venture is not consolidated, and the investment is being accounted for using the equity method.

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method. BancShares also has investments in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects and workout transactions. BancShares’ interests in these entities were entered into in the ordinary course of business that are accounted for under the equity or cost methods. Other assets included $722 million at September 30, 2022 and $169 million at December 31, 2021, of tax credit investments and investments in unconsolidated entities relating to such transactions.

The combination of investments in and loans to unconsolidated entities represents BancShares’ maximum exposure to loss, as BancShares does not provide guarantees or other forms of indemnification to unconsolidated entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) of earnings and related financial data is presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” or “BancShares”) and its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”). Unless otherwise noted, the terms “we,” “us,” “our,” and “BancShares” in this section refer to the consolidated financial position and consolidated results of operations for BancShares.

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

Throughout this MD&A we reference specific "Notes" to our financial statements. These are Notes to the consolidated financial statements in Part I, Item 1. Financial Statements.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of BancShares. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

On January 3, 2022, BancShares completed its largest acquisition to date with the merger with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association (“CIT Bank”), pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (as amended, the “Merger Agreement”) (such acquisition, the “CIT Merger”). CIT had consolidated total assets of approximately $53.2 billion as of December 31, 2021. The CIT Merger is described further below and in Note 2 — Business Combinations. Financial data for periods prior to the CIT Merger does not include any CIT related data, and therefore is not directly comparable to the three and nine months ended September 30, 2022.

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

BancShares’ earnings and cash flows are primarily derived from its commercial and retail banking activities. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of BancShares. We expanded our products and services with the CIT Merger, and now have leased assets, primarily rail-related, and offer factoring services. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and interest-earning deposits at banks. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial and retail banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by banks. The fees and service charges generated from these products and services are primary sources of noninterest income, which is an essential component of our total revenue.

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
•FCB assumed certain issued and outstanding series of CIT debt securities with a fair value of $4.5 billion in connection with the CIT Merger. On February 24, 2022, BancShares redeemed approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger as part of a liability management transaction.
•FCB recorded a preliminary gain on acquisition of $431 million, representing the excess of the net assets acquired over the purchase price, and recorded a $143 million core deposit intangible and a $52 million intangible liability for net below market lessor lease contract rental rates related to the rail portfolio.

Share Repurchase Program
On July 26, 2022, our Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of BancShares’ Class A Common Stock for the period commencing August 1, 2022 through July 28, 2023. Under the authorized share repurchase program, shares of Class A Common Stock were authorized to be repurchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan. During the three months ended September 30, 2022, we purchased 1,027,414 shares of Class A Common Stock, and subsequent to September 30, 2022, we purchased an additional 472,586 shares of Class A Common Stock, thereby completing the share repurchase program. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q for further details on these purchases.

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

Information about our segments is included in Note 22 — Business Segment Information and in the section entitled “Results by Business Segments” later in this MD&A.

Financial Performance Summary
The following table summarizes the BancShares’ results in accordance with U.S. GAAP, unless otherwise noted. Refer to the section entitled “Non-GAAP Financial Measurements” at the end of this MD&A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Additionally, due to the CIT Merger, current quarter and year-to-date activity and ending and average balances are not comparable to the 2021 periods. Beginning with the second quarter of 2022, we presented a linked quarter comparison in the discussions of our consolidated results of operations and consolidated financial position, as permitted by applicable rules of the Securities and Exchange Commission. We believe this provides relevant information to our investors relating to our performance due to the inclusion of the CIT Merger in both quarters. Further discussions are included in the remaining sections of this MD&A.

Table 1
Selected Quarterly Data

dollars in millions, except share data	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
SUMMARY OF OPERATIONS
Interest income	$906	$757	$363	$2,373	$1,080
Interest expense	111	57	16	229	47
Net interest income	795	700	347	2,144	1,033
Provision (benefit) for credit losses	60	42	(1)	566	(32)
Net interest income after provision for credit losses	735	658	348	1,578	1,065
Noninterest income	433	424	124	1,707	394
Noninterest expense	760	745	314	2,315	911
Income before income taxes	408	337	158	970	548
Income taxes	93	82	34	129	124
Net income	315	255	124	841	424
Preferred stock dividends	12	17	5	36	14
Net income available to common stockholders	$303	$238	$119	$805	$410

PER COMMON SHARE DATA
Average diluted common shares	15,727,993	16,035,090	9,816,405	15,867,314	9,816,405
Net income available to common stockholders (diluted)	$19.25	$14.86	$12.17	$50.70	$41.79
Book value per common share	$597.75	$609.95	$432.07	$597.75	$432.07

KEY PERFORMANCE METRICS
Return on average assets (ROA)	1.16%	0.95%	0.88%	1.03%	1.05%
Return on average common stockholders' equity (ROE)	12.49%	9.87%	11.29%	11.18%	13.50%
Net interest margin (NIM)(1)	3.40%	3.04%	2.61%	3.06%	2.69%

SELECTED QUARTERLY AVERAGE BALANCES
Total investments	$19,119	$19,185	$10,708	$19,264	$10,337
Total loans and leases(2)	68,824	66,488	32,708	66,885	32,985
Total operating lease equipment (net)	7,981	7,973	—	7,960	—
Total assets	107,987	107,575	55,922	108,643	53,927
Total deposits	88,422	90,621	49,107	90,209	47,254
Total common stockholders' equity	9,618	9,686	4,197	9,622	4,063

SELECTED QUARTER-END BALANCES
Total investments	$18,841	$19,136	$10,875	$18,841	$10,875
Total loans and leases	69,790	67,735	32,516	69,790	32,516
Total operating lease equipment (net)	7,984	7,971	—	7,984	—
Total assets	109,310	107,673	56,902	109,310	56,902
Total deposits	87,553	89,329	50,065	87,553	50,065
Total common stockholders' equity	8,952	9,761	4,242	8,952	4,242
Loan to deposit ratio	79.71%	75.83%	64.95%	79.71%	64.95%
Noninterest-bearing deposits to total deposits	30.37%	29.75%	42.97%	30.37%	42.97%

CAPITAL RATIOS
Common equity tier 1 ratio	10.37%	11.35%	11.34%	10.37%	11.34%
Tier 1 risk-based capital ratio	11.36%	12.37%	12.32%	11.36%	12.32%
Total risk-based capital ratio	13.46%	14.46%	14.30%	13.46%	14.30%
Tier 1 leverage capital ratio	9.31%	9.85%	7.68%	9.31%	7.68%

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.65%	0.76%	0.50%	0.65%	0.50%
Allowance for credit losses to loans ratio	1.26%	1.26%	0.56%	1.26%	0.56%
Net charge off ratio	0.10%	0.13%	0.06%	0.11%	0.04%
(1) The rate presented is calculated net of average credit balances of factoring clients.
(2) Average loan balances include held for sale and non-accrual loans.

Third Quarter Income Statement Highlights
For the three months ended September 30, 2022 compared to the three months ended June 30, 2022 (“linked quarter” comparisons):
•Net income for the three months ended September 30, 2022 was $315 million, an increase of $60 million, or 23% compared to the linked quarter. The increase was primarily due to higher net interest income, partially offset by higher provision for credit losses and operating expenses. Net income available to common stockholders for the three months ended September 30, 2022 totaled $303 million, an increase of $65 million, or 27% compared to the linked quarter. Net income per diluted common share for the three months ended September 30, 2022 was $19.25, an increase of 30% over the linked quarter.
•Return on average assets for the three months ended September 30, 2022 was 1.16%, compared to 0.95% for the three months ended June 30, 2022.
•Net interest income (“NII”) for the three months ended September 30, 2022 was $795 million, an increase of $95 million, or 13% compared to the three months ended June 30, 2022. This was primarily due to loan growth, higher yields on loans and overnight investments, and higher purchase accounting accretion, partially offset by higher costs on interest-bearing deposits and borrowings. The net interest margin (“NIM”) for the three months ended September 30, 2022 was 3.40%, an increase of 36 bps from 3.04% for the three months ended June 30, 2022, reflecting the rising interest rate environment that increased yields on our earning assets, partially offset by a higher rate paid on interest-bearing deposits and borrowings.
•Provision for credit losses for the three months ended September 30, 2022 was $60 million compared to a provision of $42 million for the three months ended June 30, 2022. The increase reflects moderate deterioration in the macroeconomic forecast used in the CECL forecasting process and loan portfolio growth, partially offset by benefits from improved credit quality and portfolio mix. The net charge-off ratio for the three months ended September 30, 2022 was 0.10%, down from 0.13% for the three months ended June 30, 2022.
•Noninterest income for the three months ended September 30, 2022 was $433 million, compared to $424 million for the three months ended June 30, 2022. The increase included higher rental income on operating lease equipment, higher capital markets fees revenue, and various other miscellaneous income items, partially offset by lower service charges on deposit accounts.
•Noninterest expense for the three months ended September 30, 2022 was $760 million, compared to $745 million in the three months ended June 30, 2022. The increase of $15 million primarily reflects higher personnel costs and higher marketing expenses due to digital marketing efforts, partially offset by lower FDIC insurance expense and professional fees.
•Select items in the current and linked quarters include:
•For the three months ended September 30, 2022:
•A settlement gain related to returned equipment in other non-interest income of $5 million.
•Impairment charge in noninterest expense of $5 million related to the closure of an office facility.
•CIT Merger-related expenses of $33 million in noninterest expense.
•For the three months ended June 30, 2022:
•Gain on sale of corporate aircraft acquired in the CIT Merger of $6 million in other noninterest income.
•CIT Merger-related expenses of $34 million in noninterest expense.

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021:
•Net income for the three months ended September 30, 2022 was $315 million, an increase of $191 million, or 154% compared to the three months ended September 30, 2021. Net income available to common stockholders for the three months ended September 30, 2022 totaled $303 million, an increase of $184 million, or 154% compared to the three months ended September 30, 2021. Net income per diluted common share for the three months ended September 30, 2022 was $19.25, an increase of 58% over the three months ended September 30, 2021.
•Select items for the three months ended September 30, 2022 are mentioned above.
•Return on average assets for the three months ended September 30, 2022 was 1.16%, compared to 0.88% in the same quarter in 2021.
•NII was $795 million for the three months ended September 30, 2022, an increase of $448 million, or 129% compared to the three months ended September 30, 2021. This was primarily due to the CIT Merger, as well as subsequent loan growth and rising interest rates, partially offset by a decline in interest income on SBA-PPP loans. NIM was 3.40% for the three months ended September 30, 2022, an increase of 79 bps from 2.61% for the three months ended September 30, 2021, reflecting higher interest rate environment and the assets acquired and liabilities assumed in the CIT Merger.
•Provision for credit losses for the three months ended September 30, 2022 was $60 million, compared to a benefit of $1 million for the three months ended September 30, 2021, primarily due to the CIT Merger, as well as moderate deterioration in the macroeconomic forecast used in the CECL forecasting process and loan growth, compared to a reserve release in the third quarter of 2021. The net charge-off ratio for the three months ended September 30, 2022 was 0.10%, up from 0.06% for the three months ended September 30, 2021.

•Noninterest income for the three months ended September 30, 2022 was $433 million, compared to $124 million for the three months ended September 30, 2021. The largest component of the increase was rental income on operating leases totaling $219 million. The remaining increase was driven primarily by the added activity due to the CIT Merger.
•Noninterest expense for the three months ended September 30, 2022 was $760 million, compared to $314 million for the three months ended September 30, 2021. The increase is associated with higher expenses for the combined company, led by higher salaries and benefit costs of $157 million due to the increase in employees and certain new costs, such as $139 million of depreciation and maintenance costs associated with the operating lease portfolio.
Year to Date Income Statement Highlights
•Net income for the nine months ended September 30, 2022 was $841 million, an increase of $417 million, or 98% compared to the same period in 2021. Net income available to common stockholders for the nine months ended September 30, 2022 totaled $805 million, an increase of $395 million, or 96% compared to the same period in 2021. Net income per diluted common share for the nine months ended September 30, 2022 was $50.70, an increase 21% over the same period in 2021. The increases are primarily attributed to the CIT Merger.
•Return on average assets for the nine months ended September 30, 2022 was 1.03%, compared to 1.05% in the same period in 2021.
•NII for the nine months ended September 30, 2022 was $2,144 million, an increase of $1,111 million, or 108% compared to the same period in 2021. This was primarily due to the CIT Merger, as well as loan growth and a higher interest rate environment, partially offset by a decline in interest income on SBA-PPP loans. NIM for the nine months ended September 30, 2022 was 3.06%, an increase of 37 bps from 2.69% for the same period in 2021.
•Provision for credit losses for the nine months ended September 30, 2022 was $566 million, compared to a benefit of $32 million for the same period in 2021. The provision in 2022 included the day 2 CECL provision of $513 million, and reflects the CIT Merger, as well as moderate deterioration in the macroeconomic forecast used in the CECL forecasting process and loan growth. The net charge-off ratio for the nine months ended September 30, 2022 was 0.11%, up from 0.04% for the same period in 2021.
•Noninterest income for the nine months ended September 30, 2022 was $1,707 million, compared to $394 million for the same period in 2021. The nine months ended September 30, 2022 includes a preliminary gain on acquisition of $431 million and rental income on operating leases of $640 million. The remaining increase was primarily driven by the added activity due to the CIT Merger.
•Noninterest expense for the nine months ended September 30, 2022 was $2,315 million, compared to $911 million for the same period in 2021. The increase is primarily associated with the CIT Merger, including higher salaries and benefit costs of $478 million due to the increase in employees, $399 million of depreciation and maintenance costs associated with the operating lease portfolio and higher merger-related costs of $182 million.
•Select items for the nine months ended September 30, 2022 are as follows:
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
•Merger-related expenses of $202 million in noninterest expenses.
•A reduction in other noninterest expense of $27 million related to the termination of certain legacy CIT retiree benefits, reflecting amounts previously accrued.
Balance Sheet Highlights
•Total loans and leases at September 30, 2022 were $69.8 billion, an increase of $2.1 billion or 12.0% annualized, from June 30, 2022. We continued to see growth in our branch network, as well as growth in our commercial bank from a number of our industry verticals, such as healthcare and technology, and small business lending, and growth in both commercial mortgage loans and consumer mortgage loans. Total loans and leases increased $37.4 billion from December 31, 2021, primarily reflecting the addition of $32.7 billion from the CIT Merger.
•Total deposits at September 30, 2022 were $87.6 billion, a decrease of $1.8 billion or 7.9% annualized, from June 30, 2022. Total deposits declined during the second quarter and continued lower in the third quarter, reflecting the most rate sensitive customers moving funds in response to increases in the target federal funds rate. The decline in total deposits as compared to June 30, 2022 was primarily concentrated in acquired branches and commercial banking, partially offset by growth in our Direct Bank. Total deposits increased $36.1 billion from December 31, 2021, reflecting the addition of $39.4 billion from the CIT Merger, partially offset by the noted declines.
•At September 30, 2022, BancShares remained well capitalized with a total risk-based capital ratio of 13.46%, a Tier 1 risk-based capital of 11.36%, a common equity Tier 1 ratio of 10.37% and a leverage ratio of 9.31%.

Recent Economic and Industry Developments

Throughout 2022, the Federal Reserve’s Federal Open Market Committee (“FOMC”) has significantly raised its target for the federal funds rate in an effort to combat rising inflation. The FOMC raised interest rates at its March, May, June, July and September meetings by 25, 50, 75, 75 and 75 basis points, respectively. With the latest increase at the September meeting, the FOMC raised their benchmark federal funds rate to a range between 3.00% - 3.25%. Possible further increases could be made at their remaining meetings in November and December 2022. The FOMC’s efforts to control inflation has increased concerns over the possibility of a recession within the next twelve months. In addition, geopolitical events, including the ongoing conflict between Russia and Ukraine and related events, are likely to create additional upward pressure on inflation and weigh on economic activity. The timing and impact of inflation, continued volatility in the stock market, rising interest rates and possible recession will depend on future developments, which are highly uncertain and difficult to predict.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

NII is the difference between interest income earned on assets such as loans, leases, securities and cash, and interest expense incurred on liabilities such as deposits and borrowings and is included as a line item on the Consolidated Statements of Income. NII for the three months ended September 30, 2022 was $795 million, up from $700 million in the three months ended June 30, 2022, and up from $347 million for the three months ended September 30, 2021. NII for the nine months ended September 30, 2022 was $2.14 billion, an increase of $1.11 billion, or 108% from $1.03 billion in the same period in 2021.

NII is affected by changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The following table presents the average balance sheet and related rates, along with disaggregated quarter-over-quarter changes in NII between volume (level of lending, investing or borrowing) and rate (rates charged to customers, received on investments or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is calculated as change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total. Tax equivalent net interest income was not materially different from NII, therefore we present NII in our analysis.

Table 2
Average Balances and Rates

dollars in millions	Three Months Ended
	September 30, 2022			June 30, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$67,733	$785	4.58%	$65,298	$655	4.01%	$28	$102	$130
Total investment securities	19,119	90	1.88	19,185	89	1.85	—	1	1
Interest-earning deposits at banks	5,685	31	2.17	7,629	13	0.72	(4)	22	18
Total interest-earning assets (2)	$92,537	$906	3.87%	$92,112	$757	3.28%	$24	$125	$149

Operating lease equipment, net	$7,981			$7,973
Cash and due from banks	489			524
Allowance for credit losses	(851)			(849)
All other noninterest-earning assets	7,831			7,815
Total assets	$107,987			$107,575

Interest-bearing deposits:
Checking with interest	$16,160	$7	0.17%	$16,503	$4	0.12%	$1	$2	$3
Money market	22,993	32	0.55	25,468	18	0.28	(2)	16	14
Savings	13,956	28	0.78	13,303	11	0.34	1	16	17
Time deposits	8,436	11	0.54	8,796	9	0.38	(1)	3	2
Total interest-bearing deposits	61,545	78	0.50	64,070	42	0.26	(1)	37	36
Borrowings:
Securities sold under customer repurchase agreements	617	1	0.16	627	—	0.16	1	—	1
Short-term FHLB borrowings	1,188	8	2.57	—	—	—	8	—	8
Short-term borrowings	1,805	9	1.74	627	—	0.16	9	—	9
Federal Home Loan Bank borrowings	1,784	11	2.45	386	2	1.64	8	1	9
Senior unsecured borrowings	898	5	2.00	894	4	2.05	1	—	1
Subordinated debt	1,054	8	3.21	1,057	8	3.06	—	—	—
Other borrowings	67	—	4.51	83	1	2.46	(1)	—	(1)
Long-term borrowings	3,803	24	2.59	2,420	15	2.43	8	1	9
Total borrowings	5,608	33	2.32	3,047	15	1.96	17	1	18
Total interest-bearing liabilities	$67,153	$111	0.65%	$67,117	$57	0.34%	$16	$38	$54

Noninterest-bearing deposits	$26,877			$26,551
Credit balances of factoring clients	1,089			1,189
Other noninterest-bearing liabilities	2,369			2,151
Stockholders' equity	10,499			10,567
Total liabilities and stockholders' equity	$107,987			$107,575

Interest rate spread (2)			3.22%			2.94%
Net interest income and net yield on interest-earning assets (2)		$795	3.40%		$700	3.04%
(1) Loans and leases include non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2) The balance and rate presented is calculated net of average credit balances of factoring clients.

dollars in millions	Three Months Ended
	September 30, 2022			September 30, 2021			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)		Yield /Rate(1)		Total Change
Loans and leases (1)(2)	$67,733	$785	4.58%	$32,708	$320	3.85%	$456		$9		$465
Total investment securities	19,119	90	1.88	10,708	40	1.47	33		17		50
Interest-earning deposits at banks	5,685	31	2.17	8,956	3	0.15	16		12		28
Total interest-earning assets (2)	$92,537	$906	3.87%	$52,372	$363	2.73%	$505	505	$38		$543

Operating lease equipment, net	$7,981			$—
Cash and due from banks	489			365
Allowance for credit losses	(851)			(190)
All other noninterest-earning assets	7,831			3,377
Total assets	$107,987			$55,924

Interest-bearing deposits:
Checking with interest	$16,160	$7	0.17%	$11,324	$1	0.05%	$4		$2		$6
Money market	22,993	32	0.55	9,866	2	0.09	23		7		30
Savings	13,956	28	0.78	3,979	1	0.03	18		9		27
Time deposits	8,436	11	0.54	2,599	4	0.61	9		(2)		7
Total interest-bearing deposits	61,545	78	0.50	27,768	8	0.12	54		16	16	70
Borrowings:
Securities sold under customer repurchase agreements	617	1	0.16	672	—	0.21	1		—		1
Short-term FHLB borrowings	1,188	8	2.57	—	—	—	8		—		8
Short-term borrowings	1,805	9	1.74	672	—	0.21	9		—		9
Federal Home Loan Bank borrowings	1,784	11	2.45	646	4	1.28	4		3		7
Senior unsecured borrowings	898	5	2.00	—	—	—	5		—		5
Subordinated debt	1,054	8	3.21	497	3	3.35	5		—		5
Other borrowings	67	—	4.51	79	1	1.24	(2)		1		(1)
Long-term borrowings	3,803	24	2.59	1,222	8	2.12	12		4		16
Total borrowings	5,608	33	2.32	1,894	8	1.44	21		4		25
Total interest-bearing liabilities	$67,153	$111	0.65%	$29,662	$16	0.20%	$75		$20		$95

Noninterest-bearing deposits	$26,877			$21,339
Credit balances of factoring clients	1,089			—
Other noninterest-bearing liabilities	2,369			362
Stockholders' equity	10,499			4,561
Total liabilities and stockholders' equity	$107,987			$55,924

Interest rate spread (2)			3.22%			2.53%
Net interest income and net yield on interest-earning assets (2)		$795	3.40%		$347	2.61%
(1), (2) See footnotes to previous table.

dollars in millions	Nine Months Ended
	September 30, 2022			September 30, 2021			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$65,739	$2,061	4.17%	$32,985	$967	3.89%	$1,022	$72	$1,094
Total investment securities	19,264	262	1.81%	10,337	106	1.36%	112	44	156
Interest-earning deposits at banks	8,242	50	0.81%	7,560	7	0.12%	1	42	43
Total interest-earning assets (2)	$93,245	$2,373	3.39%	$50,882	$1,080	2.81%	$1,135	$158	$1,293

Operating lease equipment, net	$7,960			$—
Cash and due from banks	517			354
Allowance for credit losses	(871)			(208)
All other noninterest-earning assets	7,792			2,899
Total assets	$108,643			$53,927

Interest-bearing deposits:
Checking with interest	$16,437	$16	0.14%	$11,010	$4	0.05%	$3	$9	$12
Money market	24,875	65	0.35%	9,489	7	0.11%	24	34	58
Savings	13,640	48	0.47%	3,748	1	0.03%	8	39	47
Time deposits	9,004	30	0.45%	2,692	13	0.63%	22	(5)	17
Total interest-bearing deposits	63,956	159	0.33%	26,939	25	0.13%	57	77	134
Borrowings:
Securities sold under customer repurchase agreements	615	1	0.16%	664	1	0.21%	—	—	—
Short-term FHLB borrowings	400	8	2.57%	—	—	—%	8	—	8
Short-term borrowings	1,015	9	1.11%	664	1	0.21%	8	—	8
Federal Home Loan Bank borrowings	941	15	2.07%	649	7	1.28%	3	5	8
Senior unsecured borrowings	1,497	21	1.83%	—	—	—%	21	—	21
Subordinated debt	1,057	24	3.07%	497	10	3.36%	15	(1)	14
Other borrowings	79	1	2.86%	83	4	1.22%	(4)	1	(3)
Long-term borrowings	3,574	61	2.29%	1,229	21	2.12%	35	5	40
Total borrowings	4,589	70	2.03%	1,893	22	1.45%	43	5	48
Total interest-bearing liabilities	$68,545	$229	0.45%	$28,832	$47	0.21%	$100	$82	$182

Noninterest-bearing deposits	$26,253			$20,316
Credit balances of factoring clients	1,146			—
Other noninterest-bearing liabilities	2,202			352
Stockholders' equity	10,497			4,427
Total liabilities and stockholders' equity	$108,643			$53,927

Interest rate spread (2)			2.94%			2.60%
Net interest income and net yield on interest-earning assets (2)		$2,144	3.06%		$1,033	2.69%
(1), (2) See footnotes to previous table.

Third Quarter 2022 compared to Second Quarter 2022
•NII for the three months ended September 30, 2022 was $795 million, an increase of $95 million compared to the second quarter of 2022. This was primarily due to higher yields on loans and overnight investments, loan growth and higher purchase accounting accretion, partially offset by higher costs on interest-bearing deposit and borrowings.
◦Interest income earned on loans and leases for the three months ended September 30, 2022 was $785 million, an increase of $130 million compared to the second quarter of 2022. The increase was primarily due to higher yields and growth in the average loans and leases balance from $65.3 billion in the previous quarter to $67.7 billion in the current quarter. In addition, the third quarter benefited from higher purchase accounting accretion, an increase of $15 million, partially offset by lower SBA PPP income, down $3 million.
◦Interest income earned on investment securities for the three months ended September 30, 2022 was $90 million, an increase of $1 million compared to the second quarter of 2022. The slight increase was primarily due to higher reinvestment rates.

◦Interest income earned on interest earning deposits at banks for the three months ended September 30, 2022 was $31 million, an increase of $18 million, reflecting higher Fed Funds rates that offset the decline in the average balance.
◦Interest expense on interest-bearing deposits for the three months ended September 30, 2022 was $78 million, an increase of $36 million compared to the second quarter of 2022, as higher deposit rates were partially offset by lower balances, with the decline primarily concentrated in higher cost money market accounts. Interest expense on borrowings for the three months ended September 30, 2022 was $33 million, an increase of $18 million compared to the second quarter of 2022, driven by higher FHLB borrowings to fund our loan growth.
•NIM for the three months ended September 30, 2022 was 3.40%, an increase of 36 bps from the second quarter of 2022, due to the impact of the items noted above, including higher earning asset yields, strong loan growth and higher purchase accounting accretion, partially offset by higher interest-bearing deposit and borrowing costs and higher borrowings.
•Average interest-earning assets for the three months ended September 30, 2022 were $92.5 billion. This is an increase from $92.1 billion for the three months ended June 30, 2022, reflecting an increase in average loans and leases presented above of $2.4 billion, which offset a decline in lower yielding average interest-earning cash deposits of $1.9 billion.
•Average interest-bearing liabilities for the three months ended September 30, 2022 were $67.2 billion, essentially unchanged from the three months ended June 30, 2022, reflecting higher FHLB borrowings that offset lower deposits. The average rate on interest-bearing liabilities for the three months ended September 30, 2022 was 0.65%. This is an increase of 31 bps compared to the three months ended June 30, 2022, reflecting the higher interest rate environment and shift in funding mix as the declines in interest-bearing deposits were replaced by increased borrowings to fund loan growth. Total deposits had declined during the second quarter and continued lower in the third quarter, reflecting the most rate sensitive customers moving funds in response to increases in the federal funds rate. The decline in total deposits compared to June 30, 2022 was primarily concentrated in acquired branches and commercial banking, partially offset by growth in our Direct Bank.

Third Quarter 2022 compared to Third Quarter 2021
•NII for the three months ended September 30, 2022 was $795 million, an increase of $448 million compared to the third quarter of 2021, primarily due to the CIT Merger, as well as subsequent loan growth and rising interest rates, partially offset by a decline in interest income on SBA-PPP loans.
◦Interest income earned on loans and leases for the three months ended September 30, 2022 was $785 million, an increase of $465 million compared to the third quarter of 2021. The increase was primarily due to the addition of $32.7 billion of loans acquired in the CIT Merger, along with organic growth in loans, partially offset by lower SBA-PPP interest income. SBA-PPP loans contributed $2 million of interest income during the third quarter of 2022 compared to $20 million in the third quarter of 2021.
◦Interest income earned on investment securities for the three months ended September 30, 2022 was $90 million, an increase of $50 million compared to the third quarter of 2021. The increase was due to the addition of $6.6 billion of investment securities acquired in the CIT Merger partially offset by maturities, and a higher portfolio yield.
◦Interest income earned on interest-earning deposits at banks for the three months ended September 30, 2022 was $31 million, an increase of $28 million compared to the third quarter of 2021, reflecting higher interest rates, which offset the decline in balance.
◦Interest expense on interest-bearing deposits for the three months ended September 30, 2022 was $78 million, an increase of $70 million compared to third quarter of 2021. The increase was primarily due to the additional interest-bearing deposits acquired in the CIT Merger, which carried a higher average rate than legacy FCB interest-bearing deposits, and due to increases in rates paid on deposits. Interest expense on borrowings for the three months ended September 30, 2022 was $33 million, an increase of $25 million compared to the third quarter of 2021. The increase was primarily due to the assumed borrowings in the CIT Merger along with the noted increase in FHLB borrowings and higher rate environment.
•NIM was 3.40% for the three months ended September 30, 2022, an increase of 79 bps from the third quarter of 2021, primarily reflective of the higher interest rate environment and the assets acquired and liabilities assumed in the CIT Merger.
•Average interest-earning assets for the three months ended September 30, 2022 were $92.5 billion, an increase of $40.2 billion compared to the third quarter of 2021. This increase was primary due to the added interest-earning assets from the CIT Merger.
•Average interest-bearing liabilities for the three months ended September 30, 2022 were $67.2 billion, an increase of $37.5 billion compared to the third quarter of 2021. The increase was primarily due to the addition of deposits and borrowings from the CIT Merger. Rates on interest-bearing liabilities for the three months ended September 30, 2022 were 0.65%. This increase of 45 bps from the third quarter of 2021 was primarily due to the higher rates on the deposits and borrowings acquired in the CIT Merger.

Year to Date 2022 compared to 2021
•NII for the nine months ended September 30, 2022 was $2.14 billion, an increase of $1.11 billion compared to the same period in 2021, primarily due to the CIT Merger, as well as loan growth and a higher interest rate environment, partially offset by a decline in interest income on SBA-PPP loans.
◦Interest income earned on loans and leases for the nine months ended September 30, 2022 was $2.06 billion, an increase of $1.09 billion compared to the same period in 2021. The increase was primarily volume driven due to the addition of $32.7 billion of loans acquired in the CIT Merger, along with organic growth in loans, partially offset by lower SBA-PPP interest income. SBA-PPP loans contributed $16 million of interest income during the nine months ended September 30, 2022 compared to $78 million in the same period in 2021.
◦Interest income earned on investment securities for the nine months ended September 30, 2022 was $262 million, an increase of $156 million compared to the same period in 2021. The increase was primarily due to the addition of $6.6 billion of investment securities acquired in the CIT Merger and a higher portfolio yield.
◦Interest income earned on interest-earning deposits at banks for the nine months ended September 30, 2022 was $50 million, an increase of $43 million compared to the same period in 2021, reflecting higher interest rates.
◦Interest expense on interest-bearing deposits for the nine months ended September 30, 2022 was $159 million, an increase of $134 million compared to the same period in 2021. The increase was primarily due to the additional interest-bearing deposits acquired in the CIT Merger, which carried a higher average rate than legacy FCB deposits, and was also impacted by the rising interest rate environment. Interest expense on borrowings for the nine months ended September 30, 2022 was $70 million, an increase of $48 million compared to the same period in 2021. The increase was primarily due to the assumed borrowings in the CIT Merger. Utilizing excess cash, we redeemed approximately $2.9 billion of the $4.5 billion assumed debt during the first quarter.
•NIM for the nine months ended September 30, 2022 was 3.06%, an increase of 37 bps from the same period in 2021, reflective of the higher interest rate environment and the impacts from the CIT Merger.
•Average interest-earning assets for the nine months ended September 30, 2022 were $93.2 billion, compared to $50.9 billion in 2021. The change was primarily due to the interest-earning assets acquired in the CIT Merger.
•Average interest-bearing liabilities for nine months ended September 30, 2022 were $68.5 billion. This is an increase from $28.8 billion in the same period in 2021, primarily due to the addition of deposits and borrowings from the CIT Merger. Rates on interest-bearing liabilities for the nine months ended September 30, 2022 were 0.45%. This increase of 24 bps from the same period in 2021 was primarily due to the higher rates on the deposits and borrowings acquired in the CIT Merger.

The following table details the average interest earning assets by category.

Table 3
Average Interest-earning Asset Mix

	% of Total Interest-earning Assets
	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Loans and leases	73%	71%	62%	70%	65%
Investment securities	21%	21%	21%	21%	20%
Interest-earning deposits at banks	6%	8%	17%	9%	15%
Total interest earning assets	100%	100%	100%	100%	100%

The following table shows our average funding mix.

Table 4
Average Funding Mix

	% of Total Interest-bearing Liabilities
	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total interest-bearing deposits	92%	95%	94%	93%	94%
Short-term borrowings	3%	1%	2%	2%	2%
Long-term borrowings	5%	4%	4%	5%	4%
	100%	100%	100%	100%	100%

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

The provision for credit losses for the three months ended September 30, 2022 was $60 million, compared to a provision of $42 million for the three months ended June 30, 2022 and a benefit of $1 million for the same quarter in 2021. The provision for credit losses for the nine months ended September 30, 2022 was $566 million, compared to a benefit of $32 million in the same period of 2021.

The increase in the provision for credit losses for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 was primarily due to moderate deterioration in the macroeconomic forecast used in the CECL forecasting process. The provision for credit losses included $10 million related to the provision for unfunded commitments, which is up from $6 million for the three months ended June 30, 2022. The ACL is further discussed in Risk Management - Credit Risk below.

The increases in the provision for credit losses compared to the three and nine months ended September 30, 2021 were primarily related to the impact of the CIT Merger and the moderate deterioration in the macroeconomic forecast used in the CECL forecasting process, while the prior year benefited from reserve releases. The nine months ended September 30, 2022 provision for credit losses includes the initial ACL for Non-Purchased Credit Deteriorated (“Non-PCD”) loans and leases acquired in the CIT Merger, which was established through an increase of $454 million to the provision for credit losses (the “Initial Non-PCD Provision”). Also, the provision for credit losses included $59 million related to unfunded commitments on the Merger Date related to off balance sheet exposures acquired at the time of the CIT Merger.

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

Table 5
Noninterest Income

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Rental income on operating leases	$219	$213	$—	$640	$—
Other noninterest income:
Fee income and other service charges	44	39	10	118	31
Wealth management services	35	37	32	107	96
Service charges on deposit accounts	21	28	26	77	69
Factoring commissions	24	27	—	78	—
Cardholder services, net	25	26	23	76	65
Merchant services, net	8	9	9	27	26
Insurance commissions	11	11	4	34	12
Realized gain on sale of investment securities available for sale, net	—	—	8	—	33
Fair value adjustment on marketable equity securities, net	(2)	(6)	3	(5)	31
Bank-owned life insurance	8	9	1	25	2
Gain on sale of leasing equipment, net	2	5	—	13	—
Gain on acquisition	—	—	—	431	—
Gain on extinguishment of debt	1	—	—	7	—
Other noninterest income	37	26	8	79	29
Total other noninterest income	214	211	124	1,067	394
Total noninterest income	$433	$424	$124	$1,707	$394

Rental Income on Operating Leases
Rental income from equipment we lease for the three months ended September 30, 2022 was $219 million, an increase of $6 million compared to three months ended June 30, 2022. Rental income is generated primarily in the Rail segment and to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment upon lease maturities and pricing on new equipment leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the three months ended September 30, 2022 was $214 million, compared to $211 million in the three months ended June 30, 2022 and $124 million for the same period in 2021. Other noninterest income for the nine months ended September 30, 2022 was $1.07 billion, compared to $394 million in the same period of 2021. The increases for the comparable 2021 periods were primarily due to the additional activity related to the CIT Merger, both complimentary to existing BancShares services and products, as well as new items such as factoring services and gain on sale of leasing equipment, along with the preliminary estimated gain of $431 million on acquisition related to the CIT Merger. See Note 2 — Business Combinations for details.

The linked quarter comparison to the three months ended June 30, 2022 reflects increases and decreases among various noninterest income accounts. The more significant variances follow:
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $5 million, primarily reflecting higher capital market fees.
•Service charges on deposit accounts decreased by $7 million. While the volume of transactions was up, the decline reflected lower rates we are charging our customers, for items such as overdraft fees. As previously disclosed, in January we announced our intent to eliminate our nonsufficient funds (“NSF”) fees and lower our overdraft fees from $36 to $10 on consumer accounts beginning mid-year 2022.
•Other noninterest income primarily consisted of bank owned life insurance (“BOLI”) income, gain on sale of loans and OREO. Other noninterest income also includes derivative-related gains and losses and other various income items. Other noninterest income increased by $11 million, which included a $5 million settlement gain related to returned equipment, a $4 million recovery on a restructured transaction, a $2 million reserve release on prior loan sales, and a net $2 million derivative gain. The prior quarter included a $6 million gain on sale of a corporate aircraft acquired in the CIT Merger.

NONINTEREST EXPENSE

Table 6
Noninterest Expense

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Depreciation on operating lease equipment	$87	$89	$—	$257	$—
Maintenance and other operating lease expenses	52	47	—	142	—
Operating expenses:
Salaries and benefits	351	341	194	1,044	566
Net occupancy expense	47	48	29	144	87
Equipment expense	55	54	30	161	89
Professional fees	13	15	5	44	13
Third-party processing fees	27	26	16	77	44
FDIC insurance expense	5	9	3	26	10
Marketing	15	9	3	32	7
Merger-related expenses	33	34	7	202	20
Intangible asset amortization	5	6	3	17	9
Other noninterest expense	70	67	24	169	66
Total operating expenses	621	609	314	1,916	911
Total noninterest expense	$760	$745	$314	$2,315	$911

Depreciation on Operating Lease Equipment
Depreciation expense is driven by rail equipment and small and large ticket equipment we own and lease to others. The decrease in expense from the prior quarter reflects higher adjustments to residual values that were recorded in the prior quarter. Operating lease activity is in the Rail and Commercial Banking segments. The useful lives of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Rail discussion in the section entitled “Results by Business Segments” of this MD&A for further details.

Maintenance and Other Operating Lease Expenses
Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the three months ended September 30, 2022 and June 30, 2022 were $52 million and $47 million, respectively, and $142 million for nine months ended September 30, 2022. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. The increase from the prior quarter reflects higher repair costs for railcars put back on lease and inflationary pressures. Refer to the Rail discussion in the section entitled “Results by Business Segments” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and related employee benefits, occupancy and equipment expense.

Operating expenses for the three months ended September 30, 2022 were $621 million, compared to $609 million in the three months ended June 30, 2022 and $314 million for the same period in 2021. Operating expenses for the nine months ended September 30, 2022 were $1.92 billion compared to $911 million in the same period of 2021. The increases compared to the same periods in 2021 were primarily driven by the CIT Merger, of which significant drivers included higher employee headcount, more branches and office space, additional technology systems and merger-related expenses. Other expense for nine months ended September 30, 2022 included a $27 million reversal of an accrual related to legacy CIT postretirement plans that were terminated after the Merger Date. See Note 21 — Employee Benefit Plans.

Operating expenses for the three months ended September 30, 2022 increased by $12 million compared to the linked quarter, primarily comprised of the following:
•Salaries and benefits increased by $10 million, primarily reflecting higher salary expense due to new hires, promotions and other salary adjustments, higher costs for temporary workers, and higher revenue-based incentive compensation, partially offset by lower employee benefit costs. The staff additions were the result of building out teams to support our move to large bank compliance, as well as to backfill vacancies.
•A $4 million decrease in FDIC insurance expense.
•Marketing costs increased by $6 million, reflecting the timing of our advertising relating to marketing efforts for the Direct Bank.
•Other expenses consisted of other insurance and taxes (other than income tax), foreclosure, collection and other OREO-related expenses, consulting, telecommunications and other miscellaneous expenses including travel, postage, supplies, and appraisal expense. Changes in these items were not material, while a select item included an impairment charge of $5 million related to the closure of an office facility, and the prior quarter included a legal settlement accrual.

INCOME TAXES

Table 7
Income Tax Data

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income before income taxes	$408	$337	$158	$970	$548
Income tax expense	$93	$82	$34	$129	$124
Effective tax rate	22.9%	24.2%	21.5%	13.3%	22.6%

The effective tax rate (“ETR”) was 22.9% in the three months ended September 30, 2022, compared to 24.2% for the three months ended June 30, 2022 and 21.5% for the same period in 2021. The increase in effective rate from 21.5% in the year ago quarter to 22.9% for the three months ended September 30, 2022 was primarily driven by the increase in state and local taxes resulting from the CIT Merger. The decrease in the ETR from 24.2% for the three months ended June 30, 2022 to 22.9% for the three months ended September 30, 2022 was primarily driven by the effects of changes from enacted state tax laws. The decrease in the ETR from 22.6% for the nine months ended September 30, 2021 to 13.3% for the nine months ended September 30, 2022 was driven by the non-taxable nature of the preliminary bargain purchase gain arising from the CIT Merger.

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

See Note 20 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Prior to the CIT Merger, BancShares operated with centralized management and combined reporting and, therefore, BancShares operated as one consolidated reportable segment. In connection with the CIT Merger, we made changes to reflect the inclusion of CIT operations and to reflect how we manage the combined business. As summarized in the sections below, BancShares now reports financial results in three operating segments: General Banking, Commercial Banking, and Rail, and a non-operating segment, Corporate. We conformed prior period comparisons to this new segment presentation. Based on the approach for segment disclosures, the substantial majority of BancShares’ operations for historical periods prior to the CIT Merger are reflected in the General Banking segment. See Note 22 — Business Segments for related disclosures on the segments.

Results in our business segments reflect our funds transfer policy and allocation of expenses. Unallocated balances and, when applicable, certain select items, are reflected in Corporate.
General Banking
General Banking delivers services to individuals and businesses through an extensive branch network, digital banking, telephone banking and various ATM networks, including a full suite of deposit products, loans (primarily residential mortgages and commercial loans), and various fee-based services. General Banking also provides a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services; and deposit, cash management and lending to HOA and property management companies. As part of the CIT Merger, CAB products were added that will drive the associated HOA deposit channel. Revenue is primarily generated from interest earned on residential mortgages, small business loans and fees for banking services.

Table 8
General Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income	$495	$468	$363	$1,400	$1,071
Provision (benefit) for credit losses	2	7	(1)	(7)	(32)
Net interest income after provision (benefit) for credit losses	493	461	364	1,407	1,103
Noninterest income	118	126	110	365	325
Noninterest expense	410	391	295	1,210	875
Income before income taxes	201	196	179	562	553
Income tax expense	55	40	38	134	125
Net income	$146	$156	$141	$428	$428
Select Period End Balances
Loans and leases	$41,693	$40,444	$31,849	$41,693	$31,849
Deposits	82,730	83,535	49,992	82,730	49,992

Results for the 2022 periods reflect the additional activity from the CIT Merger, which were not included in 2021 income statements.

Net income for the three months ended September 30, 2022 decreased compared to the three months ended June 30, 2022, reflecting higher NII, mostly due to growth in the loan portfolio, offset by lower noninterest income, higher noninterest expenses and higher taxes. Noninterest income for the three months ended September 30, 2022 decreased compared to the three months ended June 30, 2022, reflecting lower service charges on deposits. Noninterest expenses for the three months ended September 30, 2022 increased compared to the three months ended June 30, 2022, reflecting items discussed previously in the section entitled “Noninterest Expenses” of this MD&A. Net income compared to the 2021 periods was relatively unchanged as higher NII and noninterest income was essentially offset by higher expense levels, resulting from the increased size due to the CIT Merger.

Loans and leases at September 30, 2022 increased from June 30, 2022 reflecting strong demand through our branch network. Growth was primarily concentrated in commercial and business loans. Our consumer mortgage loans also grew, reflecting lower prepayments and originating loans that were held on-balance sheet. Compared to September 30, 2021, loans and leases increased reflecting the additional residential mortgages and consumer loans acquired in the CIT Merger, partially offset by run-off of SBA-PPP loans.

Deposits include deposits from the branch, online and CAB channels. The additional branches acquired in the CIT Merger were mostly in California. Deposits at September 30, 2022 were down from June 30, 2022, driven by lower money market accounts, partially offset by an increase in savings accounts. While deposits were down in our branch network, deposits from our direct banking grew. The increase compared to September 30, 2021 reflects deposits acquired in the CIT Merger. See consolidated discussions in the sections entitled “Net Interest Income,” “Net Interest Margin” and “Balance Sheet Analysis—Deposits” of this MD&A for additional information.

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

Table 9
Commercial Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income	$230	$203	$5	$641	$12
Provision for credit losses	58	35	—	60	—
Net interest income after provision for credit losses	172	168	5	581	12
Noninterest income	133	129	—	376	—
Noninterest expense	186	180	1	557	3
Income before income taxes	119	117	4	400	9
Income tax expense	25	24	1	90	2
Net income	$94	$93	$3	$310	$7
Select Period End Balances
Loans and leases	$28,023	$27,220	$667	$28,023	$667
Deposits	3,682	4,449	73	3,682	73

Results for the 2022 periods primarily reflect activity from the former CIT businesses, which were not included in 2021 periods.

Net income for the three months ended September 30, 2022 was essentially unchanged compared to the three months ended June 30, 2022, reflecting higher NII and noninterest income, which offset higher provision for credit losses and noninterest expenses. The provision for credit losses for the three months ended September 30, 2022 reflects moderate deterioration in the macroeconomic forecasts and loan portfolio growth. For the three months ended September 30, and June 30, 2022, noninterest income included rental income on operating lease equipment of $54 million and $53 million, respectively, and $155 million for the nine months ended September 30, 2022. Noninterest expense includes operating expenses and depreciation on operating lease equipment. Noninterest expenses for the three months ended September 30, 2022 increased compared to the three months ended June 30, 2022, reflecting items discussed previously in the section entitled “Noninterest Expense” of this MD&A. Depreciation on operating lease equipment totaled $43 million for the three months ended September 30, 2022 and $42 million for the three months ended June 30, 2022 ($125 million for the nine months ended September 30, 2022).

Loans and leases at September 30, 2022 increased from June 30, 2022, reflecting growth in a number of our industry verticals, such as healthcare and technology, and small business lending, while middle market banking was down. The increase in loans and leases and deposits for the 2022 periods compared to 2021 was driven by those acquired in the CIT Merger.

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

Table 10
Rail: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Rental income on operating leases	$165	$160	$—	$485	$—
Depreciation on operating lease equipment	44	47	—	132	—
Maintenance and other operating lease expenses	52	47	—	142	—
Net revenue on operating leases(1)	69	66	—	211	—
Interest expense, net	20	18	—	57	—
Noninterest income	6	—	—	8	—
Operating expenses	15	16	—	47	—
Income before income taxes	40	32	—	115	—
Income tax expense	10	8	—	28	—
Net income	$30	$24	$—	$87	$—
Select Period End Balances
Operating lease equipment, net	$7,248	$7,247	$—	$7,248	$—
(1) Net revenue on operating leases is a non-GAAP measure. See the “Non-GAAP Financial Measures” section for a reconciliation from the GAAP measure (segment net income) to the non-GAAP measure (net revenue on operating leases).

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

Net income and net revenue on operating leases for the three months ended September 30, 2022 were $30 million and $69 million, respectively, both up from the three months ended June 30, 2022. Depreciation is recognized on railcars, and the prior quarter included higher costs driven by adjustments to residual values. Maintenance and other operating lease expenses increased from the prior quarter, reflecting higher costs for railcars put back on lease and inflationary pressures. Other noninterest income for the three months ended September 30, 2022 reflects a $5 million settlement gain related to returned equipment.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 105% of the average prior or expiring lease rate during the quarter. Our railcar utilization, including commitments to lease, at September 30, 2022 was 96.2%, unchanged from June 30, 2022.

Portfolio
Rail customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater), other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at September 30, 2022 consisted of approximately 118,500 railcars, down slightly from June 30, 2022. The following table reflects the proportion of railcars by type based on units and net investment, respectively:

Table 11
Operating lease Railcar Portfolio by Type (units and net investment)

	September 30, 2022		June 30, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	43%	40%	42%	40%
Tank Cars	30%	41%	30%	41%
Mill/Coil Gondolas	8%	6%	8%	6%
Coal	8%	1%	8%	1%
Boxcars	6%	7%	6%	7%
Other	5%	5%	6%	5%
Total	100%	100%	100%	100%

Table 12
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	September 30, 2022		June 30, 2022
Manufacturing	$2,985	41%	$3,057	42%
Rail	2,010	28%	1,937	27%
Wholesale	991	14%	980	14%
Oil and gas extraction / services	538	7%	556	8%
Energy and utilities	245	3%	237	3%
Other	479	7%	480	6%
Total	$7,248	100%	$7,247	100%

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), merger-related expenses, as well as certain unallocated costs and intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as the Initial Non-PCD Provision for loans and leases and unfunded commitments, and the preliminary gain on acquisition, both of which related to the CIT Merger.

Table 13
Corporate: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income (expense)	$90	$47	$(21)	$161	$(50)
Provision for credit losses	—	—	—	513	—
Net interest income (expense) after provision for credit losses	90	47	(21)	(352)	(50)
Noninterest income	12	9	14	473	69
Noninterest expense	54	64	18	228	33
Income (loss) before income taxes	48	(8)	(25)	(107)	(14)
Income tax expense (benefit)	3	10	(5)	(123)	(3)
Net income (loss)	$45	$(18)	$(20)	$16	$(11)

Results for 2022 were driven by impacts from the CIT Merger. Results for the three months ended September 30, 2022 benefited from higher NII reflecting higher interest income. Included in noninterest expenses for the 2022 periods were $33 million, $34 million and $202 million of merger-related expenses, for the three months ended September 30, 2022, June 30, 2022 and nine months ended September 30, 2022, respectively. In addition to these items, the nine months ended September 30, 2022 also included a provision for credit losses of $513 million related to the Initial Non-PCD Provision, a preliminary gain on acquisition of $431 million and a benefit of approximately $27 million related to the termination of certain legacy CIT retiree benefit plans in noninterest expenses.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks at September 30, 2022 totaled $6.2 billion. This was down from $6.5 billion at June 30, 2022 and $9.1 billion at December 31, 2021. These declines related to lower deposits, loan growth, and the timing of investment maturities. While the CIT Merger added approximately $2.9 billion of interest-earning deposits at banks as of the Merger Date, that amount was offset by the use of cash for the redemption of approximately $2.9 billion of assumed debt from the CIT Merger in February.

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

The carrying value of investment securities at September 30, 2022 totaled $18.8 billion. This was down from $19.1 billion at June 30, 2022, reflecting investment security purchases of $0.5 billion, maturities and paydowns of $0.5 billion, and the remaining due to change in fair value. The increase from $13.1 billion at December 31, 2021 primarily reflected the CIT Merger, which added $6.6 billion. The remaining year to date activity in the portfolio included investment securities purchases of $1.8 billion, partially offset by maturities and paydowns of $1.7 billion, and fair value changes.

Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of September 30, 2022, investment securities available for sale had a net pre-tax unrealized loss of $995 million, compared to a net pre-tax unrealized loss of $647 million as of June 30, 2022 and $12 million as of December 31, 2021. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Management evaluated the available for sale securities in an unrealized loss position and concluded that the unrealized losses related to changes in interest rates relative to when the securities were purchased, and therefore BancShares management determined that no ACL was needed at September 30, 2022.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the World Bank and FDIC guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the World Bank and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, BancShares management determined that no ACL was needed at September 30, 2022 and December 31, 2021.

Table 14 presents the investment securities portfolio at September 30, 2022, June 30, 2022, and December 31, 2021, segregated by major category.

Table 14
Investment Securities

dollars in millions	September 30, 2022			June 30, 2022			December 31, 2021
	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale:
U.S. Treasury	11.0%	$2,047	$1,900	10.5%	$2,005	$1,903	15.4%	$2,007	$2,005
Government agency	1.0%	175	173	1.1%	191	190	1.7%	221	221
Residential mortgage-backed securities	27.6%	5,450	4,784	27.7%	5,448	5,020	36.2%	4,757	4,729
Commercial mortgage-backed securities	9.6%	1,828	1,673	8.4%	1,632	1,527	12.6%	1,648	1,640
Corporate bonds	3.2%	583	558	3.1%	581	570	4.7%	582	608
Total investment securities available for sale	52.4%	$10,083	$9,088	50.8%	$9,857	$9,210	70.6%	$9,215	$9,203
Investment in marketable equity securities	0.5%	$73	$92	0.5%	$73	$94	0.7%	$73	$98
Investment securities held to maturity:
U.S. Treasury	2.4%	$473	$419	2.4%	$472	$437	—%	$—	$—
Government agency	7.8%	1,546	1,350	7.9%	1,544	1,424	—%	—	—
Residential mortgage-backed securities	21.6%	4,510	3,745	22.8%	4,633	4,119	17.7%	2,322	2,306
Commercial mortgage-backed securities	13.8%	2,834	2,397	14.1%	2,886	2,563	11.0%	1,485	1,451
Supranational securities	1.5%	295	252	1.5%	294	266	—%	—	—
Other investments	—%	3	3	—%	3	3	—%	2	2
Total investment securities held to maturity	47.1%	$9,661	$8,166	48.7%	$9,832	$8,812	28.7%	$3,809	$3,759
Total investment securities	100%	$19,817	$17,346	100%	$19,762	$18,116	100%	$13,097	$13,060
(1) Calculated as a percent of the total fair value of investment securities.

Table 15 presents the weighted average yields for investment securities available for sale and held to maturity at September 30, 2022, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.

Table 15
Weighted Average Yield on Investment Securities

	September 30, 2022
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	3.25%	0.96%	—%	—%	1.01%
Government agency	4.42%	4.58%	4.09%	4.14%	4.09%
Residential mortgage-backed securities	1.09%	2.38%	2.12%	1.78%	1.78%
Commercial mortgage-backed securities	4.06%	3.55%	5.37%	2.71%	2.86%
Corporate bonds	5.00%	6.61%	5.28%	4.67%	5.40%
Total investment securities available for sale	3.65%	1.42%	4.84%	1.99%	2.07%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	0.44%	1.36%	1.75%	—%	1.49%
Residential mortgage-backed securities(1)	—%	4.03%	3.71%	1.76%	1.76%
Commercial mortgage-backed securities(1)	—%	—%	2.20%	1.83%	1.83%
Supranational Securities	—%	1.23%	1.64%	—%	1.56%
Other investments	0.78%	—%	—%	—%	0.78%
Total investment securities held to maturity	0.46%	1.36%	1.73%	1.79%	1.72%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Assets held for sale at September 30, 2022 were $21 million, of which $18 million related to loans and the remainder to non-interest earning operating lease equipment. Assets held for sale totaled $38 million at June 30, 2022 and $99 million at December 31, 2021. The declines were primarily due to loan sales.

Certain residential real estate loans and commercial loans are originated to be sold to investors or lenders, respectively, and are recorded in assets held for sale at fair value. In addition, BancShares may change its strategy for certain portfolio loans and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value.

Loans and Leases
Loans and leases held for investment at September 30, 2022 were $69.8 billion, an increase from $67.7 billion, at June 30, 2022. Our commercial loans were up $1.5 billion from June 30, 2022. We continued to see strong loan growth in our branch network, as well as commercial banking. The increase in our branch network loans was driven by higher commercial loans. In commercial banking, growth was in a number of our industry verticals, such as healthcare and technology, and small business lending, while middle market banking was down. We also had growth in consumer mortgage loans. Our consumer loans were up $0.6 billion from June 30, 2022. Total loans and leases increased from $32.4 billion at December 31, 2021, reflecting the addition of $32.7 billion from the CIT Merger and the above noted activity, partially offset by a reduction in SBA-PPP loans.

Upon completion of the CIT Merger, we re-evaluated our loan classes to reflect the risk characteristics of the combined portfolio. BancShares reports its commercial loan portfolio in the following classes: commercial construction, owner occupied commercial mortgage, non-owner occupied commercial mortgage, commercial and industrial, and leases. The consumer portfolio includes residential mortgage, revolving mortgage, consumer auto and consumer other. Commercial loans at September 30, 2022 were $53.0 billion compared to $51.5 billion at June 30, 2022 and $22.6 billion at December 31, 2021, representing 76%, 76% and 70% of total loans and leases, respectively. Consumer loans at September 30, 2022 were $16.8 billion, compared to $16.3 billion at June 30, 2022 and $9.8 billion at December 31, 2021, representing 24%, 24% and 30% of total loans and leases, respectively.

Table 16
Loans and Leases

dollars in millions	September 30, 2022	June 30, 2022	December 31, 2021
Commercial:
Commercial construction	$2,752	$2,783	$1,238
Owner occupied commercial mortgage	14,053	13,795	12,099
Non-owner occupied commercial mortgage	9,683	9,167	3,041
Commercial and industrial	24,288	23,554	5,937
Leases	2,184	2,178	271
Total commercial	$52,960	$51,477	$22,586
Consumer:
Residential mortgage	12,910	12,441	6,088
Revolving mortgage	1,923	1,893	1,818
Consumer auto	1,385	1,338	1,332
Consumer other	612	586	548
Total consumer	$16,830	$16,258	$9,786
Total loans and leases	69,790	67,735	32,372
Less allowance for credit losses	882	850	178
Net loans and leases	$68,908	$66,885	$32,194

The discount related to acquired loans was $131 million, $146 million and $40 million at September 30, 2022, June 30, 2022 and December 31, 2021, respectively.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio is mostly comprised of rail assets. See the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details on the rail portfolio.

Table 17
Operating Lease Equipment

dollars in millions	September 30, 2022	June 30, 2022
Railcars and locomotives	$7,248	$7,247
Other equipment	736	724
Total(1)	$7,984	$7,971
(1)Includes off-lease Rail equipment of $509 million at September 30, 2022 and $492 million at June 30, 2022.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities at September 30, 2022 totaled $69.3 billion, compared to $67.1 billion at June 30, 2022 and $31.8 billion at December 31, 2021. As discussed further below, the increase from June 30, 2022 reflects lower deposits offset by higher FHLB borrowings. The increase from December 31, 2021 was mostly due to deposits and borrowings from the CIT Merger, partially offset by current year activity that included post-merger decline in deposits, the redemption of assumed debt during the first quarter, and higher FHLB borrowings. See Note 2 — Business Combinations for details on deposits and borrowings associated with the CIT Merger.

Deposits
Total deposits at September 30, 2022 were $87.6 billion, a decrease of $1.8 billion compared to June 30, 2022 and an increase of $36.1 billion compared to December 31, 2021. Interest-bearing deposits totaled $61.0 billion, $62.7 billion and $30.0 billion at September 30, 2022, June 30, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits totaled $26.6 billion, $26.6 billion and $21.4 billion at September 30, 2022, June 30, 2022 and December 31, 2021, respectively. During the quarter deposits in our branch network and commercial customers were down, partially offset by our growth in direct banking deposits. Total deposits declined during the second quarter and continued lower in the third quarter, reflecting the most rate sensitive customers moving funds in response to increases in the federal funds rate. The decline in total deposits compared to June 30, 2022 was driven by lower money market accounts, partially offset by an increase in savings accounts.

The reduction in deposits since the CIT Merger have been primarily concentrated in acquired higher cost channels, including legacy OneWest branches and the Direct Bank. These declines were partially offset by growth in noninterest-bearing deposits, primarily from our branch network. The increase in total deposits as compared to December 31, 2021 was driven by the $39.4 billion of deposits acquired in the CIT Merger, partially offset by the noted declines. As part of the CIT Merger, we acquired CIT’s online banking platform and an HOA deposit channel.

Table 18
Deposits

dollars in millions	September 30, 2022	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$26,587	$26,645	$21,405
Checking with interest	16,118	16,285	12,694
Money market	21,818	24,699	10,590
Savings	14,722	13,319	4,236
Time	8,308	8,381	2,481
Total deposits	$87,553	$89,329	$51,406

We strive to maintain a strong liquidity position, and therefore a focus on core deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers. As economic conditions change, we recognize that our liquidity position could be adversely affected if bank deposits are withdrawn. Our ability to fund future loan growth is significantly dependent on our success in retaining existing deposits and generating new deposits at a reasonable cost.

Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators. We estimate total uninsured deposits were $31.0 billion and $23.0 billion at September 30, 2022 and December 31, 2021, respectively. Table 19 provides the expected maturity of time deposits in excess of $250,000, the FDIC insurance limit, as of September 30, 2022.

Table 19
Maturities of Time Deposits In Excess of $250,000

dollars in millions	September 30, 2022
Time deposits maturing in:
Three months or less	$296
Over three months through six months	206
Over six months through 12 months	766
More than 12 months	215
Total	$1,483

Borrowings
Total borrowings at September 30, 2022 were $8.3 billion, compared to $4.5 billion at June 30, 2022 and $1.8 billion at December 31, 2021. The increase from June 30, 2022 primarily reflected third quarter FHLB borrowings of $4.5 billion, partially offset by repayments of $0.5 billion. Of the net new FHLB borrowings remaining at September 30, 2022, $2.6 billion and $1.6 billion were short-term and long-term, respectively. The increase in borrowings in the third quarter was to replace declines in interest-bearing deposits and support the loan growth. In addition, during the third quarter we repaid a $61 million senior unsecured term loan that matured. The increase from December 31, 2021 also reflected $4.5 billion of debt assumed in the CIT Merger, partially offset by a debt redemption of approximately $2.9 billion in February.

Table 20 presents borrowings, including the respective unamortized purchase accounting adjustments and issuance costs.

Table 20
Borrowings

dollars in millions	September 30, 2022	June 30, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$578	$646	$589
Federal Home Loan Bank borrowings
Floating rate notes due through September 2025	5,800	1,650	—
Fixed rate notes due through March 2032	—	135	645
Senior Unsecured Borrowings
3.929% fixed-to-floating rate notes due June 2024(1)	508	510	—
2.969% fixed-to-floating rate notes due September 2025(1)	321	322	—
6.000% fixed rate notes due April 2036(1)	59	60	—
Subordinated debt
6.125% fixed rate notes due March 2028(1)	472	475	—
4.125% fixed-to-fixed rate notes due November 2029(1)	102	102	—
3.375% fixed-to-floating rate notes due March 2030	348	348	347
Macon Capital Trust I - floating rate debenture due March 2034	14	14	14
SCB Capital Trust I - floating rate debenture due April 2034	10	10	11
FCB/SC Capital Trust II - floating rate debenture due June 2034	18	18	18
FCB/NC Capital Trust III - floating rate debenture due June 2036	88	88	88
Total subordinated debt	1,052	1,055	478
Other borrowings	25	81	72
Total borrowings	$8,343	$4,459	$1,784
(1) Denotes outstanding debt assumed in the CIT Merger.

See Note 12 — Borrowings for further information on the various components. Also see Liquidity Risk later in this MD&A.

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

The Board Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Board Risk Committee is directed to monitor and advise the full Board regarding risk exposures, including Credit, Market, Capital, Liquidity, Operational, Compliance, Asset, Strategic and Reputational risks; review, approve, and monitor adherence to the Risk Appetite Statement and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Risk Management Framework and Risk Appetite Framework. The Board Risk Committee also reviews reports of examination by and communications from regulatory agencies, the results of internal and third party testing and qualitative and quantitative assessments related to risk management, and any other matters within the scope of the Board Risk Committee’s oversight responsibilities. The Board Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Board Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, compensation risk management and other areas of joint responsibility.

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

Given several factors including but not limited to positive internal and external trends, positive risk metrics, effective incident, oversight and monitoring, the Company returned to business as usual operations and lifted internal COVID-19 related restrictions in early April. BancShares will continue to comply with any state and local orders that are in place. Monitoring of associated credit and operational risks has now been integrated into normal risk monitoring activities.

Since the filing of our 2021 Form 10-K, BancShares has been assessing the emerging impacts of the rising international tensions that could impact the economy and exacerbate headwinds of rising inflation, elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyber-attacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the condition continues to exist.

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

Consumer products use traditional and measurable standards to document and assess the creditworthiness of a loan applicant. Credit standards follow industry standard documentation requirements. Performance is largely evaluated based on an acceptable pay history along with a quarterly assessment which incorporates current market conditions. Non-traditional loans may also be monitored by way of a quarterly review of the borrower’s refreshed credit score. Loans are placed on non-accrual status at 90 days past due or more, except for government guaranteed loans. When warranted, an additional review of the underlying collateral’s loan-to-value may be conducted.

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

The ACL at September 30, 2022 was $882 million, compared to $850 million at June 30, 2022 and $178 million at December 31, 2021. The ACL as a percentage of total loans and leases at September 30, 2022 was 1.26%, compared to 1.26% at June 30, 2022 and 0.55% at December 31, 2021.

The ACL at September 30, 2022 increased compared to June 30, 2022 primarily due to moderate deterioration in the macroeconomic forecasts related to GDP, interest rates, home prices, and commercial real estate prices. In contemplation of additional uncertainty, primarily based on the elevated levels of inflation and its impact on other macroeconomic variables such as interest rates, which could in turn impact home prices, commercial real estate values, and other variables, we do not believe the current baseline scenario fully incorporates the potential downside impacts of future macroeconomic deterioration, so an additional weighting on the downside scenario was incorporated into the estimate. In the three months ended September 30, 2022, the ACL on commercial loans increased $26 million and the ACL on consumer portfolios increased $6 million.

Compared to December 31, 2021, the increase in the ACL at September 30, 2022 on commercial portfolios was $686 million and $18 million on the consumer portfolios. The increases were primarily due to the impact of the CIT Merger, as well as the above noted moderate deterioration in the macroeconomic forecasts and loan growth. The initial ACL for PCD loans and leases acquired in the CIT Merger (the “Initial PCD ACL”) of $272 million was established through the PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed further in Note 2 — Business Combinations. The initial ACL for Non-PCD loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses for the “Initial Non-PCD Provision”. In addition to the impact on the ACL from the CIT Merger, revisions to the CECL macroeconomic forecasts during 2022 impacted the ACL. The loss estimates were also influenced by BancShares’ strong credit quality and low net charge-offs.
While management utilizes its best judgment and information available, the ACL is dependent upon factors that are inherently difficult to predict, the most significant being the factors in the economic scenarios. ACL estimates in these scenarios ranged from approximately $630 million to approximately $1.1 billion. BancShares management determined that an ACL of $882 million was appropriate as of September 30, 2022.

Table 21
Allowance for Credit Losses

dollars in millions	Three Months Ended September 30, 2022
	Commercial	Consumer	Total
Balance at June 30, 2022	$740	$110	$850
Initial PCD ACL(1)	—	—	—
Provision for credit losses - loans and leases	43	7	50
Charge-offs(1)	(28)	(5)	(33)
Recoveries	11	4	15
Balance at September 30, 2022	$766	$116	$882
Annualized net charge-off ratio			0.10%
Net charge-offs (recoveries)	$17	$1	$18
Average loans			$68,795
Percent of loans in each category to total loans	76%	24%	100%

	Three Months Ended June 30, 2022
	Commercial	Consumer	Total
Balance at March 31, 2022	$743	$105	$848
Initial PCD ACL(1)	(12)	—	(12)
Provision for credit losses - loans and leases	33	3	36
Charge-offs(1)	(36)	(5)	(41)
Recoveries	12	7	19
Balance at June 30, 2022	$740	$110	$850
Annualized net charge-off ratio			0.13%
Net charge-offs (recoveries)	$24	$(2)	$22
Average loans			$66,431
Percent of loans in each category to total loans	76%	24%	100%

	Three Months Ended September 30, 2021
	Commercial	Consumer	Total
Balance at June 30, 2021	$86	$103	$189
Provision (benefit) for credit losses - loans and leases	—	(1)	(1)
Charge-offs	(7)	(4)	(11)
Recoveries	3	3	6
Balance at September 30, 2021	$82	$101	$183
Annualized net charge-off ratio			0.06%
Net charge-offs	$4	$1	$5
Average loans			$32,608
Percent of loans in each category to total loans	70%	30%	100%
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

dollars in millions	Nine Months Ended September 30, 2022
	Commercial	Consumer	Total
Balance at December 31, 2021	$80	$98	$178
Initial PCD ACL(1)	258	14	272
Initial Non-PCD Provision	432	22	454
Provision (benefit) for credit losses - loans and leases	53	(20)	33
Total provision (benefit) for credit losses - loans and leases	485	2	487
Charge-offs(1)	(92)	(15)	(107)
Recoveries	35	17	52
Balance at September 30, 2022	$766	$116	$882
Annualized net charge-off ratio			0.11%
Net charge-offs (recoveries)	$57	$(2)	$55
Average loans			$66,816
Percent of loans in each category to total loans	76%	24%	100%

	Nine Months Ended September 30, 2021
	Commercial	Consumer	Total
Balance at December 31, 2020	$92	$133	$225
Benefit for credit losses - loans and leases	(3)	(29)	(32)
Charge-offs	(14)	(13)	(27)
Recoveries	7	10	17
Balance at September 30, 2021	$82	$101	$183
Annualized net charge-off ratio			0.04%
Net charge-offs	$7	$3	$10
Average loans			$32,872
Percent of loans in each category to total loans	70%	30%	100%
(1) See footnote to table above.

Net charge-offs during the three months ended September 30, 2022 were $18 million, compared to $22 million during the second quarter of 2022 and $5 million during the third quarter of 2021. On an annualized basis, the net charge-off ratio was 0.10%, 0.13% and 0.06% for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively. Net charge-offs for the nine months ended September 30, 2022 and 2021 were $55 million (net charge-off ratio of 0.11%) and $10 million (net charge-off ratio of 0.04%), respectively. The increase in net charge-offs compared to the 2021 periods reflects the impact from the loans acquired in the CIT Merger.

The following table provides trends in the ACL ratios.

Table 22
Allowance for Credit Losses Ratios

dollars in millions	September 30, 2022	June 30, 2022	December 31, 2021
Allowance for credit losses	$882	$850	$178
Total loans and leases	$69,790	$67,735	$32,372
Allowance for credit losses to total loans and leases:	1.26%	1.26%	0.55%
Commercial loans and leases:
Allowance for credit losses - commercial	$766	$740	$80
Commercial loans and leases	$52,960	$51,477	$22,586
Commercial allowance for credit losses to commercial loans and leases:	1.44%	1.43%	0.35%
Consumer loans:
Allowance for credit losses - consumer	$116	$110	$98
Consumer loans	$16,830	$16,258	$9,786
Consumer allowance for credit losses to consumer loans:	0.70%	0.69%	1.01%

The reserve for unfunded loan commitments was $91 million, $81 million and $12 million at September 30, 2022, June 30, 2022 and December 31, 2021, respectively. The increase of $10 million compared to June 30, 2022 was driven by moderate deterioration in the macroeconomic forecasts. The 2022 increases from December 31, 2021 were primarily driven by the additional commitments from the CIT Merger. The additional off-balance sheet commitments primarily reflect loan commitments or lines of credit and DPAs. See Note 23 — Commitments and Contingencies for information relating to off-balance sheet commitments and Note 5 — Allowance for Credit Losses for a roll forward of the ACL for unfunded commitments.

Credit Metrics
Non-performing Assets
Non-performing assets include non-accrual loans and leases and OREO. Non-performing assets at September 30, 2022 totaled $508 million, compared to $558 million at June 30, 2022 and $161 million at December 31, 2021.

The following table presents total nonperforming assets.

Table 23
Non-Performing Assets

dollars in millions	September 30, 2022	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial loans	$356	$413	$45
Consumer loans	98	100	76
Total non-accrual loans	$454	$513	$121
Other real estate owned	54	45	40
Total non-performing assets	$508	$558	$161

Allowance for credit losses to total loans and leases:	1.26%	1.26%	0.55%
Ratio of total non-performing assets to total loans, leases and other real estate owned	0.73%	0.83%	0.49%
Ratio of non-accrual loans and leases to total loans and leases	0.65%	0.76%	0.37%
Ratio of allowance for credit losses to non-accrual loans and leases	194.18%	165.41%	148.37%

Non-accrual loans and leases at September 30, 2022 were $454 million, a decrease of $59 million from June 30, 2022 and an increase of $333 million since December 31, 2021. Non-accrual loans and leases as a percentage of total loans and leases was 0.65%, 0.76% and 0.37% at September 30, 2022, June 30, 2022 and December 31, 2021, respectively. The increase from December 31, 2021 was primarily driven by the CIT Merger.

OREO at September 30, 2022 totaled $54 million, representing an increase of $9 million from June 30, 2022 and $14 million since December 31, 2021. Non-performing assets as a percentage of total loans, leases and OREO at September 30, 2022 was 0.73% compared to 0.83% at June 30, 2022 and 0.49% at December 31, 2021.

Past Due Accounts
The percentage of loans 30 days or more past due at September 30, 2022 was 0.72% of loans, compared to 0.78% at June 30, 2022 and 0.43% at December 31, 2021. Delinquency status of loans is presented in Note 4 — Loans and Leases.

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

Table 24
Troubled Debt Restructurings

dollars in millions	September 30, 2022			June 30, 2022
	Commercial	Consumer	Total	Commercial	Consumer	Total
Accruing TDRs	$124	$51	$175	$105	$49	$154
Non-accruing TDRs	54	24	78	25	24	49
Total TDRs	$178	$75	$253	$130	$73	$203

				December 31, 2021
Accruing TDRs				$97	$49	$146
Non-accruing TDRs				21	25	46
Total TDRs				$118	$74	$192

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

Table 25
Commercial Loans - Geography

dollars in millions	September 30, 2022		June 30, 2022		December 31, 2021
State
California	$8,800	16.6%	$8,636	16.8%	$3,163	14.0%
North Carolina	8,609	16.3%	8,639	16.8%	7,181	31.8%
Texas	3,486	6.6%	3,330	6.5%	879	3.9%
Florida	3,253	6.1%	3,156	6.1%	1,496	6.6%
South Carolina	3,016	5.7%	2,989	5.8%	2,855	12.6%
All other states	24,431	46.1%	23,217	45.1%	7,012	31.1%
Total U.S.	$51,595	97.4%	$49,967	97.1%	$22,586	100.0%
Total International	1,365	2.6%	1,510	2.9%	—	—%
Total	$52,960	100.0%	$51,477	100.0%	$22,586	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 26
Commercial Loans - Industry

dollars in millions	September 30, 2022		June 30, 2022		December 31, 2021
Real Estate	$11,427	21.6%	$10,968	21.3%	$4,279	18.9%
Healthcare	7,985	15.1%	7,817	15.2%	6,997	31.0%
Business Services	5,372	10.1%	5,150	10.0%	2,307	10.2%
Transportation, Communication, Gas, Utilities	4,938	9.3%	4,828	9.4%	774	3.4%
Manufacturing	4,342	8.2%	4,539	8.8%	1,347	6.0%
Service Industries	4,087	7.7%	3,986	7.7%	722	3.2%
Retail	3,693	7.0%	3,355	6.5%	1,301	5.8%
Wholesale	2,572	4.9%	2,485	4.8%	882	3.9%
Finance and Insurance	2,569	4.8%	2,549	5.0%	1,361	6.0%
Other	5,975	11.3%	5,800	11.3%	2,616	11.6%
Total	$52,960	100.0%	$51,477	100.0%	$22,586	100.0%

Consumer Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on property address.

Table 27
Consumer Loans - Geography

dollars in millions	September 30, 2022		June 30, 2022		December 31, 2021
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
State
North Carolina	$5,515	32.8%	$5,266	32.4%	$4,931	50.4%
California	3,936	23.4%	3,796	23.4%	161	1.6%
South Carolina	2,903	17.2%	2,786	17.1%	2,626	26.9%
Other states	4,476	26.6%	4,410	27.1%	2,068	21.1%
Total	$16,830	100.0%	$16,258	100.0%	$9,786	100.0%

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

ASSET RISK

Asset risk is a form of price risk and is a primary risk of our leasing businesses related to the risk to earning of capital arising from changes in the value of owned leasing equipment. Reflecting the addition of operating lease equipment and additional asset-based lending from the CIT Merger, we are subject to increased asset risk. Asset risk in our leasing business is evaluated and managed in the divisions and overseen by risk management processes. In our asset-based lending business, we also use residual value guarantees to mitigate or partially mitigate exposure to end of lease residual value exposure on certain of our finance leases. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic periodic residual value reviews, and (3) monitoring levels of residual realizations. Residual realizations, by business and product, are reviewed as part of the quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

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
•Net Interest Income Sensitivity (“NII Sensitivity”) measures the net impact of hypothetical changes in interest rates on forecasted NII; and
•Economic Value of Equity Sensitivity (“EVE Sensitivity”) measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

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

Table 28 below summarizes the results of 12-month NII Sensitivity simulations produced our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporates additional assumptions, such as, but not limited to prepayment estimates, pricing estimates and deposit behaviors. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and 25 and 100 bps decrease from the market-based forward curve for September 30, 2022, June 30, 2022, and December 2021.

Table 28
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	September 30, 2022	June 30, 2022	December 31, 2021
-100	(3.63)%	(5.34)%	(5.77)%
-25	(0.80)%	(1.25)%	(1.15)%
+25	0.91%	1.34%	1.05%
+100	3.44%	5.17%	3.21%
+200	6.81%	10.20%	6.30%

NII Sensitivity metrics at September 30, 2022, compared to June 30, 2022, were primarily affected by a reduction in cash as well as liability management actions which included borrowing FHLB advances to support loan growth and to offset deposit runoff. BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings is largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 45% of our loans have floating contractual reference rates, indexed primarily to 1-month London Inter-Bank Offered Rate (“LIBOR”), 3-month LIBOR, Prime and Secured Overnight Financing Rate (“SOFR”). Deposit betas for the combined company are modeled to have a portfolio average of approximately 20%-25% over the forecast horizon. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in value of the economic value of equity driven by changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity is calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements.

Table 29 presents the EVE profile as of September 30, 2022, June 30, 2022, and December 31, 2021.

Table 29
Economic Value of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	September 30, 2022	June 30, 2022	December 31, 2021
-100	(5.39)%	(7.17)%	(13.68)%
-25	(1.21)%	(1.67)%	—%
+100	4.29%	5.92%	6.10%
+200	3.54%	7.21%	5.93%

The economic value of equity metrics at September 30, 2022 compared to June 30, 2022 were primarily affected by balance sheet composition changes as well as increasing market interest rates.

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

Table 30 provides loan maturity distribution information.

Table 30
Loan Maturity Distribution

dollars in millions	At September 30, 2022, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$578	$1,316	$753	$105	$2,752
Owner occupied commercial mortgage	630	3,903	9,068	452	14,053
Non-owner occupied commercial mortgage	2,005	5,370	2,059	249	9,683
Commercial and industrial	7,136	13,359	3,618	175	24,288
Leases	759	1,370	55	—	2,184
Total commercial	$11,108	$25,318	$15,553	$981	$52,960
Consumer
Residential mortgage	268	1,088	3,599	7,955	12,910
Revolving mortgage	89	164	77	1,593	1,923
Consumer auto	10	673	702	—	1,385
Consumer other	302	157	115	38	612
Total consumer	$669	$2,082	$4,493	$9,586	$16,830
Total loans and leases	$11,777	$27,400	$20,046	$10,567	$69,790

Table 31 provides information regarding the sensitivity of loans and leases to changes in interest rates.

Table 31
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$958	$1,216
Owner occupied commercial mortgage	11,913	1,510
Non-owner occupied commercial mortgage	2,929	4,749
Commercial and industrial	7,546	9,606
Leases	1,425	—
Total commercial	$24,771	$17,081
Consumer
Residential mortgage	7,303	5,339
Revolving mortgage	38	1,796
Consumer auto	1,375	—
Consumer other	272	38
Total consumer	$8,988	$7,173
Total loans and leases	$33,759	$24,254

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

LIBOR is a benchmark interest rate for most of our floating rate loans and our Series B Preferred Stock, as well as certain liabilities and off-balance sheet exposures. We continue to monitor industry and regulatory developments and have a well-established transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. Coordination is being handled by a cross-functional project team governed by executive sponsors. Its mission is to work with our businesses to ensure a smooth transition for BancShares and its customers to an appropriate LIBOR alternative. Certain financial markets and products have already migrated to alternatives. The project team ensures that BancShares is ready to move quickly and efficiently as consensus around LIBOR alternatives emerge. BancShares has processes in place to complete its review of the population of legal contracts impacted by the LIBOR transition, and updates to our operational systems and processes are substantially in place.

BancShares is utilizing SOFR as our preferred replacement index for LIBOR. However, we are positioned to accommodate other alternative reference rates (e.g., credit sensitive rates) in response to how the market evolves.

For a further discussion of risks BancShares faces in connection with the replacement of LIBOR on its operations, see “Risk Factors—Market Risks—We may be adversely impacted by the transition from LIBOR as a reference rate.” in Item 1A. Risk Factors of our 2021 Form 10-K.
LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stressed environments. Consistent with this strategy, we maintain sufficient amounts of Available Cash and High Quality Liquid Securities (“HQLS”). Additional sources of liquidity include FHLB borrowing capacity, committed credit facilities, repurchase agreements, brokered CD issuances, unsecured debt issuances, and cash collections generated by portfolio asset sales to third parties.

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

Liquidity includes Available Cash and HQLS. At September 30, 2022 we had $19.2 billion of total Liquid Assets (17.5% of total assets) and $11.7 billion of contingent liquidity sources available.

Table 32
Liquidity

dollars in millions	September 30, 2022
Available Cash	$6,050
High Quality Liquid Securities	13,111
Liquid Assets	$19,161

FHLB capacity(1)	$7,140
FRB capacity	4,464
Line of credit with bank	100
Total contingent sources	$11,704
Total Liquid Assets and contingent sources	$30,865
(1) See Table 33 for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is our branch-generated deposit portfolio due to the generally stable balances and low cost. Deposits totaled $87.6 billion, $89.3 billion and $51.4 billion at September 30, 2022, June 30, 2022 and December 31, 2021, respectively. As needed, we use borrowings to diversify the funding of our business operations. Borrowings totaled $8.3 billion, $4.5 billion and $1.8 billion at September 30, 2022, June 30, 2022 and December 31, 2021, respectively. Borrowings primarily consist of FHLB advances, senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes.

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

FHLB Advances
Table 33
FHLB Balances

dollars in millions	September 30, 2022	June 30, 2022	December 31, 2021
	Total	Total	Total
Total borrowing capacity	$14,390	$14,097	$9,564
Less:
Advances	5,800	1,785	645
Letter of credit(1)	1,450	750	—
Available capacity	$7,140	$11,562	$8,919
Pledged non-PCD loans (contractual balance)	$21,093	$20,680	$14,507
Weighted Average Rate	3.14%	1.88%	1.28%
(1) A letter of credit was established with the FHLB to collateralize public funds.

The increase in advances from June 30, 2022 primarily reflected third quarter FHLB borrowings of $4.5 billion, partially offset by repayments of $0.5 billion, and in June 2022, we had borrowed $1.65 billion. We do not expect FHLB advances to grow materially as a percentage of total funding as our long-term strategy is to rely on deposits as our core funding source.

Under borrowing arrangements with the FRB of Richmond, FCB has access to an additional $4.5 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2022, June 30, 2022, and December 31, 2021.

Commitments and Contractual Obligations
Table 34 identifies significant obligations and commitments as of September 30, 2022, representing required and potential cash outflows. See Note 23 — Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Table 34
Commitments and Contractual Obligations

dollars in millions	Payments Due by Period
Type of Obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$6,178	$1,872	$136	$122	$8,308
Short-term borrowings	3,128	—	—	—	3,128
Long-term obligations	19	4,117	35	1,044	5,215
Total contractual obligations	$9,325	$5,989	$171	$1,166	$16,651
Commitments:
Financing commitments	$12,050	$4,197	$2,693	$4,433	$23,373
Letters of credit	166	175	91	27	459
Deferred purchase agreements	2,152	—	—	—	2,152
Purchase and funding commitments	914	8	—	—	922
Affordable housing partnerships(1)	117	104	32	11	264
Total commitments	$15,399	$4,484	$2,816	$4,471	$27,170
(1) On-balance sheet commitments, included in other liabilities.

CAPITAL

Capital requirements applicable to BancShares are discussed in Item 1. Business — Regulation, subsections “Regulatory Considerations” of our 2021 Form 10-K.

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

Share Repurchase Program
On July 26, 2022, the Board authorized a share repurchase program for up to 1,500,000 shares of BancShares’ Class A Common Stock for the period commencing August 1, 2022 through July 28, 2023. Under the authorized share repurchase program, shares of BancShares’ Class A Common Stock were authorized to be repurchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan. During the three months ended September 30, 2022, we purchased 1,027,414 shares of Class A Common Stock, and subsequent to September 30, 2022, we purchased an additional 472,586 shares of Class A Common Stock, thereby completing the share repurchase program. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q for further details on purchases.

Common and Preferred Stock Dividends
On October 25, 2022, our Board of Directors declared a quarterly dividend increase on the Class A Common Stock and Class B Common Stock to $0.75 per common share from $0.47 per common share. The dividends are payable on December 15, 2022 to shareholders of record as of November 30, 2022.

On October 25, 2022, our Board of Directors also declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The dividends are payable on December 15, 2022 to shareholders of record as of November 30, 2022. Dividend payment information on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is disclosed in Note 16 — Stockholders’ Equity.

Capital Composition and Ratios
In connection with the consummation of the CIT Merger, the Parent Company issued approximately 6.1 million shares of its Class A Common Stock. Additionally, shares of CIT Series A Preferred Stock and CIT Series B Preferred Stock were automatically converted into the right to receive shares of BancShares Series B Preferred Stock and BancShares Series C Preferred Stock, respectively. In connection with the consummation of the CIT Merger, the Parent Company issued (a) 325,000 shares of BancShares Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in a total liquidation preference of $325 million, and (b) 8 million shares of BancShares Series C Preferred Stock with a liquidation preference of $25 per share, resulting in a total liquidation preference of $200 million.

The table below shows activities that caused the change in outstanding Class A Common Stock for the quarter.

Table 35
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Class A shares outstanding at beginning of period	14,997,202	8,811,220
Share issuance in conjunction with the CIT Merger	—	6,140,010
Restricted stock units vested, net of shares held to cover taxes	1,156	47,128
Shares purchased under authorized repurchase plan	(1,027,414)	(1,027,414)
Class A shares outstanding at end of period	13,970,944	13,970,944

We also had 1,005,185 Class B Common Stock outstanding at September 30, 2022, June 30, 2022 and December 31, 2021.

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

Table 36
Analysis of Capital Adequacy

dollars in millions	Requirements to be Well-Capitalized	September 30, 2022		June 30, 2022		December 31, 2021
		Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$11,927	13.46%	$12,396	14.46%	$5,042	14.35%
Tier 1 risk-based capital	8.00%	10,066	11.36%	10,605	12.37%	4,380	12.47%
Common equity Tier 1	6.50%	9,185	10.37%	9,724	11.35%	4,041	11.50%
Tier 1 leverage ratio	5.00%	10,066	9.31%	10,605	9.85%	4,380	7.59%

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$11,732	13.26%	$12,233	14.28%	$4,858	13.85%
Tier 1 risk-based capital	8.00%	10,327	11.67%	10,899	12.73%	4,651	13.26%
Common equity Tier 1	6.50%	10,327	11.67%	10,899	12.73%	4,651	13.26%
Tier 1 leverage ratio	5.00%	10,327	9.56%	10,899	10.14%	4,651	8.07%

As of September 30, 2022, BancShares and FCB continued to exceed minimum capital standards and remained well-capitalized under Basel III guidelines. At September 30, 2022, BancShares and FCB had risk-based capital ratio conservation buffers of 5.36% and 5.26%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had risk-based capital ratio conservation buffers were 6.35% and 5.85%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio over the Basel III minimum. Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

Accounting policies related to the ACL are considered critical accounting estimates as described in our 2021 Form 10-K. The ACL as of September 30, 2022 is discussed in Note 5 — Allowance for Credit Losses and the Credit Risk discussion in the section entitled “Risk Management” above.

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
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method Issued March 2022	The amendments in this Update allow entities to designate multiple hedged layers of a single closed portfolio, and expands the scope of the portfolio layer method to include non-prepayable financial assets. Provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method. In addition, as of the adoption date the Update permits reclassification of debt securities from the held-to-maturity category to the available-for-sale category if the entity intends to include those securities in a portfolio designated in a portfolio layer method hedge. Also provides 30 days post adoption to reclassify securities and include them in a hedged closed portfolio.
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

ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
The amendments in this ASU eliminate the recognition and measurement guidance for TDRs for creditors that have adopted the CECL model and enhances disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty.

The guidance also requires disclosure of current-period gross write-offs by year of origination in the vintage disclosure.

Effective for BancShares as of January 1, 2023. Early adoption is permitted.
Provides the option to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures.
Allows adoption using either a prospective or modified retrospective transition methods. Under prospective method, entities are permitted to apply this guidance to modifications occurring after the first day of the fiscal year of adoption. If the modified retrospective transition method is elected, a cumulative effect adjustment to retained earnings is recorded in the period of adoption to recognize any change in the ACL that had been recognized for receivables previously modified in a TDR.

BancShares is currently evaluating the transition methods along with the impact on its consolidated financial statements and disclosures, and plans to adopt the ASU at the effective date.

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

Average Interest-Earning Assets is a measure that is the sum of average loans and leases (as defined below, less the credit balances of factoring clients), loans and leases held for sale, interest-bearing cash, and investment securities. Average interest earning assets is computed using daily balances of Interest-Earning Assets. We use this average for certain key profitability ratios, including NIM (as defined below) for the respective period.

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

Economic Value of Equity Sensitivity ("EVE Sensitivity") measures the net impact of hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

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

Net Interest Income (“NII”) reflects interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings. When divided by average interest earning assets, the quotient is defined as Net Interest Margin ("NIM").

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

Pledged Assets are those required under the collateral maintenance requirement in connection with borrowing availability at the FHLB, which are comprised primarily of consumer and commercial real estate loans and also include certain HQLS that are available for secured funding at the FHLB.

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

The following table provides a reconciliation of net income (GAAP) to net revenue on operating leases (non-GAAP) for the Rail Segment.

Net Revenue on Operating Leases for Rail Segment

Net revenue on operating leases within the Rail segment is calculated as gross revenue earned on rail car leases less depreciation and maintenance. This metric allows us to monitor the performance and profitability of the rail leases after deducting direct expenses.

The table below presents a reconciliation of net income to net revenue on operating leases.

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (GAAP)	$30	$24	$—	$87	$—
Plus: Provision for income taxes	10	8	—	28	—
Plus: Other noninterest expense	15	16	—	47	—
Less: Other noninterest income	6	—	—	8	—
Plus: Interest expense, net	20	18	—	57	—
Net revenue on operating leases (non-GAAP)	$69	$66	$—	$211	$—

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including the military conflict between Russia and Ukraine) and market conditions, the impacts of the global COVID-19 pandemic on BancShares’ business, and customers, the financial success or changing conditions or strategies of BancShares’ customers or vendors, fluctuations in interest rates, rising inflation, actions of government regulators, including the recent and projected interest rate hikes by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”), the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including the significant turbulence in the capital or financial markets, the impact of the current inflationary environment, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, regulators, the availability of capital and personnel, the failure to realize the anticipated benefits of BancShares’ previously announced acquisition transaction(s), including the recently-completed transaction with CIT, which acquisition risks include (1) disruption from the transaction, or recently completed mergers, with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transaction may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities, (3) reputational risk and the reaction of the parties’ customers to the transaction, (4) the risk that the cost savings and any revenue synergies from the transaction may not be realized or take longer than anticipated to be realized, and (5) difficulties experienced in the integration of the businesses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced NII in future periods. As of September 30, 2022, BancShares’ market risk profile has changed since December 31, 2021, primarily due to the CIT Merger. See Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2022, as the result of the acquisition of CIT, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to our acquisition of CIT is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors during 2022 from those reported in our 2021 Form 10-K, which had contemplated anticipated changes due to the CIT Merger. For a discussion of the risks and uncertainties that management believes are material to an investment in us, see Part I, Item 1A. Risk Factors, of our 2021 Form 10-K, and Forward-Looking Statements of this Quarterly Report on Form 10-Q. Additional risks and uncertainties that are not currently known to management or that management does not currently deem material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, we could be adversely affected, and the market price of our securities could significantly decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The table below summarizes our stock repurchase activity during the quarter ended September 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Class A Common Stock	Total Number of Class A Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Repurchased Under Plan
Repurchases from July 1 - 31, 2022	—	$—	—	1,500,000
Repurchases from August 1 - 31, 2022	487,284	$820.11	487,284	1,012,716
Repurchases from September 1 - 30, 2022	540,130	$819.53	540,130	472,586
Total	1,027,414	$819.80	1,027,414	472,586

On July 26, 2022, the Board authorized a share repurchase program for up to 1,500,000 shares of Class A Common Stock for the period commencing August 1, 2022 through July 28, 2023. Under the authorized share repurchase program, shares of Class A Common Stock were authorized to be repurchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan. During the three months ended September 30, 2022, BancShares purchased 1,027,414 shares of Class A Common Stock, and subsequent to September 30, 2022, BancShares purchased an additional 472,586 shares of Class A Common Stock, thereby completing the share repurchase program.

Item 5. Other Information

COMPLETION OF SHARE REPURCHASE PROGRAM
Subsequent to September 30, 2022, BancShares purchased an additional 472,586 shares of Class A Common Stock, thereby completing the share repurchase program. Refer to Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds above for additional information.

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

Date:	November 4, 2022		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer