Form 10-K
period 2022-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2023-02-24
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was 7,873,632,647.
On February 17, 2023, there were 13,502,747 outstanding shares of the Registrant’s Class A Common Stock and 1,005,185 outstanding shares of the Registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONTENTS
			Page
PART I	Item 1	Business	4
	Item 1A	Risk Factors	17
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	36
	Item 3	Legal Proceedings	36
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
	Item 6	Reserved	38
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	86
	Item 8	Financial Statements and Supplementary Data	87
		Report of Predecessor Independent Registered Public Accounting Firm	87
		Report of Independent Registered Public Accounting Firm	88
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	93
		Consolidated Balance Sheets at December 31, 2022 and 2021	95
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2022	96
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2022	97
		Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2022	98
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022	99
		Notes to Consolidated Financial Statements	101
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	172
		Management’s Annual Report on Internal Control over Financial Reporting	172
	Item 9B	Other Information	None
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	N/A
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	173
PART IV	Item 15	Exhibits, Financial Statement Schedules	174
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.
	Item 16	Form 10-K Summary	None

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Corporate Governance —Service on Other Public Company Boards’ and ‘—Code of Ethics;’ ‘Committees of our Boards—Audit Committee;’ and ‘Executive Officers’ and ‘Beneficial Ownership of Our Equity Securities —Delinquent Section 16(a) Reports’ from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Committees of our Board—Compensation Committee Report;’ and ‘—Effect of Risk Management on Compensation;’ ‘Compensation Discussion and Analysis;’ ‘Executive Compensation;’ and ‘Director Compensation’ of the 2023 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Equity Securities—Directors and Executive Officers,’ ‘—Pledging Policy—Existing Pledge Arrangements,’ and ‘—Principal Stockholders’ of the 2023 Proxy Statement. As of December 31, 2022, the Registrant did not have any compensation plans under which equity securities of the Registrant are authorized for issuance to employees or directors to report in the Equity Compensation Plan Information table pursuant to Item 201(d) of Regulation S-K. As of December 31, 2022, the Registrant had restricted stock units (“RSUs”) outstanding covering an aggregate of 42,989 shares of its Class A common stock, which RSUs were assumed in Registrant’s merger with CIT Group Inc.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2023 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Proposal 7: Ratification of Appointment of Independent Accountants—Services and Fees During 2022’ of the 2023 Proxy Statement.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of certain abbreviations and acronyms we use throughout this document. You may find it helpful to refer back to this table. We also include a Glossary of Key Terms in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	HQLS	High Quality Liquid Securities
AFS	Available for Sale	HTM	Held to Maturity
AOCI	Accumulated Other Comprehensive Income	IDI	Insured Depository Institution
ASC	Accounting Standards Codification	LIBOR	London Inter-Bank Offered Rate
ASU	Accounting Standards Update	LGD	Loss Given Default
BHC	Bank Holding Company	LOCOM	Lower of the Cost or Market Value
BOLI	Bank Owned Life Insurance	MD&A	Management’s Discussion and Analysis
bps	Basis point(s); 1 bp = 0.01%	MSRs	Mortgage Servicing Rights
CAB	Community Association Banking	NCCOB	North Carolina Commissioner of Banks
CAMT	Corporate Alternative Minimum Tax	NII	Net Interest Income
CCAR	Comprehensive Capital Analysis and Review	NII Sensitivity	Net Interest Income Sensitivity
CECL	Current Expected Credit Losses	NIM	Net Interest Margin
CFPB	Consumer Financial Protection Bureau	NSF	Nonsufficient Funds
DPA	Deferred Purchase Agreement	OREO	Other Real Estate Owned
DTAs	Deferred Tax Assets	PAA	Purchase Accounting Adjustments
ETR	Effective Tax Rate	PCA	Prompt corrective action
EVE Sensitivity	Economic Value of Equity Sensitivity	PCAOB	Public Company Accounting Oversight Board
FASB	Financial Accounting Standards Board	PCD	Purchased Credit Deteriorated
FCB	First-Citizens Bank & Trust Company	PD	Probability of Obligor Default
FDIC	Federal Deposit Insurance Corporation	QM	Qualified Mortgage
FHA	Federal Housing Administration	ROU	Right of Use
FHC	Financial Holding Company	RSU	Restricted Stock Unit
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FOMC	Federal Open Market Committee	SBA-PPP	Small Business Administration Paycheck Protection Plan
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
GAAP	Accounting Principles Generally Accepted in the U.S.	TDRs	Troubled Debt Restructuring
GDP	Gross Domestic Product	UPB	Unpaid Principal Balance
HFI	Held for Investment	VIE	Variable Interest Entity
HOA	Home Owner’s Association

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

BancShares has expanded through de novo branching and acquisitions and as of December 31, 2022, operates 550 branches in 22 states, predominantly located in the Southeast, Mid-Atlantic, Midwest, and Western United States, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2022, BancShares had total consolidated assets of $109.3 billion.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the Board of Directors (the “Board”), as chief executive officers and in other executive management positions and, since BancShares’ formation in 1986, have remained stockholders owning a large percentage of its common stock.

The Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairwoman of BancShares, is Robert P. Holding’s granddaughter. Peter M. Bristow, President of BancShares, is the brother-in-law of Frank B. Holding, Jr. and Hope Holding Bryant.

BancShares provides financial services for a wide range of consumer and commercial clients. This includes retail and mortgage banking, wealth management, commercial and middle market banking, factoring and leasing. In addition to our banking operations, we provide various investment products and services through FCB’s wholly owned subsidiaries, First Citizens Investor Services, Inc. (“FCIS”) and First Citizens Asset Management, Inc. (“FCAM”). As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, discount brokerage services and third-party mutual funds. As registered investment advisors, FCIS and FCAM provide investment management services and advice.

As a result of BancShares’ merger (the “CIT Merger”) with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association (“CIT Bank”), BancShares acquired a registered broker-dealer, registered investment adviser, a wide range of commercial lending, leasing, and deposit products, as well as ancillary services and products, that span various industries. BancShares now also provides commercial factoring, receivables management and secured financing services to businesses (generally manufacturers or importers of goods) that operate in various industries, including apparel, textile, furniture, home furnishings and consumer electronics. In addition, BancShares owns a fleet of railcars and locomotives that are leased to railroads and shippers.

BancShares delivers products and services to its customers through an extensive branch network and additionally operates a nationwide digital bank. Services offered at most branches include accepting deposits, cashing checks and providing for consumer and commercial cash needs. Consumer and business customers may also conduct banking transactions through various digital channels.

Statistical information regarding our business activities is found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Combinations
BancShares pursues growth through strategic mergers and acquisitions to enhance organizational value, strengthen its presence in existing markets, as well as expand its footprint in new markets.

On January 3, 2022 (the “Merger Date”), BancShares completed its largest acquisition to date with the merger with CIT and CIT Bank. CIT had consolidated total assets of approximately $53.2 billion at December 31, 2021. The merger with CIT is described further in the “Business Combinations” discussion below and the “Business Combinations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Notes to Consolidated Financial Statements, Note 2 — Business Combinations included in this Annual Report on Form 10-K.

As a result of the CIT Merger, FCB is now a top 20 U.S. bank based on asset size with more than $100 billion in total assets. BancShares believes that the CIT Merger allowed for the combination of organizations with complementary strengths, combining FCB’s robust retail franchise and full suite of banking products with CIT’s strong market position in nationwide commercial lending and direct digital banking. The combined banking organization leverages the capabilities of both legacy banks to serve a broader spectrum of businesses and individuals, while offering convenience, scale and value.

Business Segments
As of December 31, 2021, BancShares managed its business and reported its financial results as a single segment. BancShares began reporting multiple segments during the first quarter of 2022 and now reports General Banking, Commercial Banking, Rail, and Corporate segments. BancShares conformed the comparative prior periods presented to reflect the new segments. The substantial majority of BancShares’ operations for historical periods prior to completion of the CIT Merger are included in the General Banking segment. The Commercial Banking and Rail segments primarily relate to operations acquired in the CIT Merger. Reportable segments are discussed further in the “Results by Business Segments” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Notes to Consolidated Financial Statements, Note 23 — Business Segment Information.

SEGMENT	MARKETS AND SERVICES
General Banking
•Delivers services to individuals and businesses through an extensive branch network and various digital channels, including a full suite of deposit products, loans (primarily business/commercial loans and residential mortgages), and various fee-based services.
•Provides a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services.
•Provides deposit, cash management and lending to homeowner associations and property management companies.

Commercial Banking
•Provides lending, leasing, capital markets and other financial and advisory services, primarily to small and middle-market companies across a variety of industries.
•Provides asset-based lending, factoring, receivables management products and supply chain financing.

Rail	•Provides equipment leasing and secured financing to railroads and shippers.
Corporate
•Earning assets primarily include investment securities and interest-earning deposits at banks.
•Certain items are not allocated to operating segments and are included in Corporate. Some of the more significant and recurring items that are not allocated to operating segments include interest income on investment securities, income on bank owned life insurance (“BOLI”), a portion of interest expense primarily related to brokered deposits and corporate funding costs, mark-to-market adjustments on equity securities and foreign currency hedges, merger-related expenses, intangible assets amortization expenses, as well as certain unallocated interest income and other costs.

General Banking
Our General Banking segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels. We offer a full suite of deposit products, loans, cash management, wealth, payments and various other fee-based services. We offer conforming and jumbo residential mortgage loans throughout the United States which are primarily originated through branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel. The General Banking segment also includes our nationwide digital banking, which is largely comprised of the internet banking platform we acquired in the CIT Merger (the “Direct Bank”), that delivers deposit products to consumers. We additionally have a dedicated business line that supports deposit, cash management and lending to homeowner associations and property management companies nationwide. Our General Banking segment is the primary deposit gathering business of FCB.

Revenue is generated from interest earned on loans and from fees for banking and advisory services. We source our consumer and business/commercial lending business through our branch network and industry referrals, as well as direct digital marketing efforts. We periodically purchase loans on a whole-loan basis. We source our Small Business Administration (“SBA”) loans through a network of SBA originators. We also make community development investments and loans that support the construction of affordable housing in our communities in line with our CRA initiatives.

Commercial Banking
Our Commercial Banking segment provides a range of lending, leasing, capital markets, asset management and other financial and advisory services primarily to small and middle market companies in a wide range of industries including aerospace and defense, communication, power and energy, entertainment, gaming, healthcare, industrials, maritime, real estate, restaurants, retail, services and technology. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other commercial real estate professionals. Additionally, we provide small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

We provide factoring, receivable management, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). A client is the counterparty on any factoring, financing, or receivables purchasing agreement to sell trade receivables to us, and generally is a manufacturer or importer of goods. A customer is the account debtor and obligor on trade accounts receivable that have been factored with and assigned to the factor.

Revenue is generated from interest earned on loans, rent on equipment leased, fees and other revenue from lending and leasing activities, banking services, and capital markets transactions, along with commissions earned on factoring and related activities. We source our commercial lending business primarily through direct marketing to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. We may periodically buy participations or syndications of loans and lines of credit and purchase loans on a whole-loan basis.

Rail
Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open-top hopper cars for coal and aggregates; boxcars for paper and auto parts; and centerbeams and flat cars for lumber. Revenue is generated primarily from rent on equipment leased.

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

As of December 31, 2021, FCB’s primary deposit markets were North Carolina and South Carolina, which represented approximately 50.8% and 22.7%, respectively, of total FCB deposits. Deposits (based on branch location) as of December 31, 2022, in North Carolina and South Carolina represented approximately 39.7%, and 13.3%, respectively, of total deposits. FCB’s deposit market share as of June 30, 2022 in North Carolina and South Carolina was 7.3% and 9.3%, respectively, which makes FCB the fourth largest bank in both North Carolina and South Carolina based on the Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report. The three banks larger than FCB based on deposits in North Carolina and South Carolina were Bank of America, Truist Bank and Wells Fargo. These banks collectively controlled 72.5% and 44.2% of North Carolina and South Carolina deposits, respectively. Additionally, the CIT Merger added deposits that were primarily related to the Digital Bank of $16.47 billion or 18.4% of total FCB deposits as of December 31, 2022.

As of December 31, 2022, FCB had 582 total domestic branches and offices, which included 219 in North Carolina, 126 in South Carolina and 68 in California.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy (the “Executive Order”), which encouraged the federal banking agencies, to review the current framework for merger oversight practices under the Bank Holding Company Act of 1956, as amended (“BHCA”) and the Bank Merger Act. The Executive Order has received significant public support from members of Congress as well as from members of the board of the FDIC and Federal Reserve and the Acting Comptroller of the Currency. The review is ongoing by the agencies, and no formal changes have been announced. The adoption of more expansive or prescriptive standards could impact our future potential acquisitions. Refer to Item 1A. Risk Factors below for additional information.

Geographic Locations
As of December 31, 2022, BancShares operated branches in Arizona, California, Colorado, Florida, Georgia, Hawaii, Kansas, Maryland, Missouri, North Carolina, Nebraska, New Mexico, Nevada, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, Wisconsin and West Virginia.

Human Capital
As of December 31, 2022, BancShares employed approximately 10,375 full-time staff and approximately 309 part-time staff for a total of 10,684 employees. Women and ethnically diverse associates make up approximately 61% and 33% of total employees, respectively, and our Executive Leadership Team includes three women.

Our ability to attract, retain and develop associates who align with our purpose is key to our success. BancShares’ human capital strategy is predicated on ensuring the organization has the right people with the right skills in the right places at the right time for the right cost to fulfill its mandate and strategic objectives. Our human resources team works to formalize the process of defining and deploying the mission-critical talent needed to align BancShares with the financial and strategic goals and objectives. Key human capital initiatives include scaling and developing talent, enhancing performance management and coaching, and accelerating inclusion, equity and diversity initiatives. The retention and integration of key CIT employees has been a significant initiative. The Board monitors these initiatives and associated risks primarily through its Risk Committee.

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

BancShares has over $100 billion in total consolidated assets, and is now subject to certain enhanced prudential standards and enhanced oversight under the applicable transition provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) by the Federal Reserve Board (“Federal Reserve” or “FRB”), and the FDIC with respect to FCB. As BancShares continues to grow, BancShares will become subject to additional regulatory requirements, based on the tailored regulatory framework applicable to banking organizations with $100 billion or more in total assets, and adopted by the federal banking agencies pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”).

In connection with the CIT Merger, FCB established as a wholly-owned subsidiary, FC International, Inc. (“FC International”), which is a corporation chartered by the Federal Reserve pursuant to Section 25A of the Federal Reserve Act (“Edge Act”) and the Federal Reserve’s Regulation K. Edge Act corporations are international banking organizations that are authorized to engage in international banking and foreign financial transactions, and the U.S. activities of such corporations are generally limited to those that are incidental to their foreign operations. FCB established FC International for the purpose of holding the equity interests in the foreign nonbank subsidiaries (“foreign companies”) that FCB acquired in the CIT Merger. Certain of the foreign companies have been, or are in the process of being, wound-down or dissolved. The other foreign companies acquired by FCB support the railcar leasing business acquired from CIT in Canada and Mexico. FC International is subject to supervision and regulation by the Federal Reserve, including examination, reporting, capital, and Bank Secrecy Act of 1970 (“BSA”) and anti-money laundering (“AML”) requirements, pursuant to the Edge Act and the Federal Reserve’s Regulation K.

Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, significantly restructured the financial services regulatory environment; imposed significant regulatory and compliance changes on the financial services industry; increased capital, leverage and liquidity requirements for banking organizations; and expanded the scope of oversight responsibility of certain federal agencies through the creation of new oversight bodies. For example, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce federal consumer financial protection laws.

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

•Asset Threshold for Applicability of Dodd-Frank Act Enhanced Prudential Standards and Enhanced Supervision. The Dodd-Frank Act mandated the applicability of enhanced prudential standards (including enhanced liquidity and capital requirements, enterprise-wide risk management requirements, concentration limits, resolution plans and credit exposure report requirements, etc.) and enhanced supervision of bank holding companies with $50 billion or more in assets. The EGRRCPA raised the asset threshold for mandatory applicability of enhanced prudential standards to $250 billion or more in total consolidated assets, and gives the FRB the discretion to apply any enhanced prudential standards to banking organizations with $100 billion or more in total assets on a tailored basis based on asset size and other risk-related factors to prevent or mitigate risks to the financial stability of the United States or to promote the safety and soundness of a bank holding company. In November 2019, the FRB, along with the FDIC and the Office of the Comptroller of the Currency (the “OCC”), adopted a framework for tailoring the applicability of enhanced prudential standards for banking organizations with $100 billion or more in assets (the “Tailoring Rules”). The Tailoring Rules are further discussed below. Total assets are calculated based on a trailing four-quarter average. BancShares first became subject to the enhanced prudential standards in connection with the CIT Merger, and now BancShares is treated as a Category IV banking organization under the Tailoring Rules, as further discussed below.
•Capital Planning and Stress Testing. The Dodd-Frank Act mandated company-run stress tests be performed by banking organizations with $10 billion or more in total assets to ensure financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. The EGRRCPA gave immediate relief from the Dodd-Frank Act and company-run stress testing for banking organizations with less than $250 billion in total consolidated assets. Therefore, BancShares is not subject to Dodd-Frank Act company-run stress testing (“DFAST”) until such time that it has $250 billion or more in total assets, based on a trailing four-quarter average. Notwithstanding these amendments to the stress testing requirements, bank holding companies with $100 billion or more in total consolidated assets are subject to supervisory stress testing by the FRB under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). BancShares has over $100 billion in total consolidated assets, and we are subject to biennial supervisory stress testing by the Federal Reserve under the CCAR process as a Category IV banking organization in accordance with the applicable transition provisions. BancShares, as a Category IV banking organization, is also required to develop, maintain, and submit an annual capital plan to the Federal Reserve. BancShares has made substantial progress in developing policies, programs, and systems designed to comply with capital planning and stress testing requirements.
•Resolution Planning. Under the Dodd-Frank Act, as amended by the EGRRCPA, bank holding companies with $250 billion or more in total consolidated assets are required to develop and maintain resolution plans (commonly referred to as “Living Wills”) to support the orderly resolution of large banking organizations. Under the regulations promulgated by the FRB and FDIC implementing the Living Wills requirement, currently only Category I, II, and III banking organizations are required to submit resolution plans. Therefore, BancShares as a Category IV banking organization is not required to submit a resolution plan under the Living Wills requirement. As further discussed below, FCB is required to submit a resolution plan under the FDIC’s resolution plan requirement for insured depository institutions (“IDIs”) with $50 billion or more in total consolidated assets under its covered insured depository institution rule (“CIDI Rule”).
•The Volcker Rule. The Volcker Rule was promulgated to implement provisions of the Dodd-Frank Act. It generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds, subject to certain exemptions. The EGRRCPA exempted many financial institutions with total consolidated assets of less than $10 billion from the Volcker Rule, but it continues to apply to BancShares. However, the Volcker Rule does not significantly impact our operations as we do not have any significant engagement in such prohibited businesses.
•Ability-to-Repay and Qualified Mortgage Rule. Creditors are required to comply with mortgage reform provisions prohibiting the origination of any residential mortgages that do not meet rigorous Qualified Mortgage (“QM”) standards or Ability-to-Repay (“ATR”) standards. All mortgage loans originated by FCB meet ATR standards and a substantial majority also meet QM standards. The EGRRCPA impact on the original ATR and QM standards is only applicable to banks with less than $10 billion in total consolidated assets.

•Reciprocal Deposits are not treated as Brokered Deposits. Section 29 of the Federal Deposit Insurance Act (the “FDI Act”) and the FDIC’s implementing regulations limit the ability of an IDI to accept brokered deposits unless the institution is well-capitalized under the Prompt Corrective Action (the “PCA”) under the FDI Act, or the IDI is adequately capitalized and obtains a waiver from the FDIC. IDIs that are less than well-capitalized are not able to accept brokered deposits, and are subject to restrictions on the interest rates paid on deposits. In addition, deposits that are considered “brokered” are subject to higher deposit assessments. EGRRCPA amended the FDI Act to add a limited exception under which IDIs that are well-capitalized or adequately capitalized and meet certain other criteria are able to exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (defined generally as deposits received by a depository institution through a deposit placement network with the same maturity and in the same aggregate amount as deposits placed by the depository institution in other network institutions). In addition, in December 2020, the FDIC amended its regulations governing “brokered deposits” to clarify and modernize this regulatory framework. Notable aspects of the final rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (2) the identification of a number of business relationships that qualify for the “primary purpose” exception for agents to avoid being deemed a “deposit broker” for the placement of funds with depository institutions; (3) the establishment of a more transparent application process for entities that seek to rely upon the “primary purpose” exception but do not qualify for one of the identified exceptions for business relationships deemed to satisfy the “primary purpose” exception; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with one IDI are not considered a “deposit broker.” The final rule became effective April 1, 2021, with full compliance required by January 1, 2022.

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

Enhanced Prudential Standards and Enhanced Supervision. A bank holding company with total consolidated assets of $250 billion or more is subject to enhanced prudential standards under the Dodd-Frank Act, as amended by EGRRCPA, with the requirements tailored based on risk-based factors identified by the federal banking agencies. Consistent with the authority of the FRB under the Dodd-Frank Act, a bank holding company with $100 billion or more in assets, but less than $250 billion in assets is subject to certain enhanced prudential standards as implemented by the Tailoring Rules. Under the Tailoring Rules, banking organizations are grouped into four categories, based on asset size, off-balance sheet exposure, nonbank assets, weighted short-term wholesale funding, and cross-jurisdictional activities. Category I banking organizations (i.e., U.S. GSIBs) are subject to the most stringent enhanced prudential requirements, and Category IV banking organizations (i.e., between $100 billion and $250 billion in total consolidated assets, and less than $75 billion in nonbank assets, off-balance sheet exposure, cross-jurisdictional activities, and weighted short-term wholesale funding) are subject to the least stringent requirements.

BancShares has between $100 billion and $250 billion in total consolidated assets and therefore, is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. BancShares has developed policies, programs, and systems designed to meet such enhanced prudential standards, including annual capital plan submissions and supervisory stress testing by the Federal Reserve under CCAR, enhanced enterprise-wide risk management requirements, and enhanced liquidity management requirements, including liquidity stress tests and liquidity buffer requirements. In the event BancShares’ assets grow to meet or exceed the thresholds for the asset size or other risk-based factors, BancShares will be subject to other enhanced prudential standards on a tailored basis. For example, if BancShares has $50 billion or more in weighted short-term wholesale funding, it will be subject to modified liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”) requirements. In the event BancShares becomes a Category III banking organization, BancShares will be subject to full or reduced LCR and NSFR requirements, annual company-run capital stress testing, resolution planning requirements, annual supervisory capital stress testing under CCAR, additional risk-based capital requirements (countercyclical buffer), the supplementary leverage ratio, and additional liquidity reporting requirements.

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

Acquisitions. The Parent Company is subject to various laws that may require regulatory approval for acquisitions. For example, under the BHCA, a bank holding company must obtain approval from the Federal Reserve prior to directly or indirectly acquiring ownership or control of 5% of the voting shares or substantially all of the assets of another bank holding company or bank or prior to merging or consolidating with another bank holding company. The BHCA and other federal laws enumerate the factors the Federal Reserve must consider when reviewing the merger of bank holding companies, the acquisition of banks or the acquisition of voting securities of a bank or bank holding company. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations' compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the Community Reinvestment Act of 1977 of the IDI involved in the transaction.

Status Requirements. To maintain FHC status, a FHC and all of its depository institution subsidiaries must be well-capitalized and well-managed. A depository institution subsidiary is considered to be well-capitalized if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered well managed if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. As a Category IV banking organization, BancShares will transition from the Federal Reserve’s RFI rating system to the rating system for large financial institutions (“LFI”), referred to as the LFI rating system. Under the LFI rating system, the FRB assigns ratings based on three supervisory components: (i) capital planning and positions, (ii) liquidity risk management and positions, and (iii) governance and controls. The LFI rating system scale differs from the RFI rating system scale. The LFI rating system has a four-category, non-numeric rating scale with no single composite rating or scoring. The four rating categories are “Broadly Meets Expectations,” “Conditionally Meets Expectations,” “Deficient-1” and “Deficient-2.” A banking organization must receive at least “Conditionally Meets Expectations” for each of the component ratings to be considered “well managed.” If a FHC ceases to meet these capital and management requirements, the Federal Reserve may impose limitations or conditions on the conduct of its activities.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and minimum ratios of “qualifying” capital to risk-weighted assets. The metrics utilized to measure regulatory capital include the Tier 1 leverage ratio and the total, Tier 1, and common equity Tier 1 risk based capital ratios (collectively, the “Regulatory Capital Ratios”). Federal banking agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening previous capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015 and the associated capital conservation buffers of 2.5% were fully phased in by January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Additionally, federal banking agencies have developed PCA well-capitalized thresholds for Regulatory Capital Ratios. The following table includes the Basel III requirements and PCA well-capitalized thresholds for the Regulatory Capital Ratios.

	Basel III Minimums	Basel III Conservation Buffers	Basel III Requirements	PCA Well-Capitalized Thresholds
Regulatory Capital Ratios
Total risk-based capital	8.00%	2.50%	10.50%	10.00%
Tier 1 risk-based capital	6.00	2.50	8.50	8.00
Common equity Tier 1	4.50	2.50	7.00	6.50
Tier 1 leverage	4.00	—	4.00	5.00

Failure to meet regulatory capital requirements may result in certain actions by federal banking agencies that could have a direct material effect on the consolidated financial statements of BancShares and constraints on capital distributions and discretionary executive compensation. As of December 31, 2022, the Regulatory Capital Ratios of BancShares exceeded the applicable Basel III requirements and the well-capitalized thresholds as further addressed under “Stockholders’ Equity and Capital Adequacy” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the CIT Merger, BancShares will be subject to the Federal Reserve’s stress capital buffer (“SCB”) requirement, which is set through CCAR stress testing. On January 19, 2021, the Federal Reserve finalized regulatory amendments related to the SCB requirements for Category IV banking organizations to be consistent with the Tailoring Rules. The SCB reflects losses under the severely adverse scenario of the CCAR supervisory stress tests. The Federal Reserve calculates a SCB as the greater of (i) the difference between the firm’s starting and minimum projected Common Equity Tier 1 (“CET1”) Risk-Based Capital Ratio under the severely adverse scenario in the supervisory stress test, plus the sum of dollar amount of the firm’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5 percent. The SCB calculated by the Federal Reserve replaces the static 2.5 percent capital conservation buffer required by Basel III. As noted above, the CCAR supervisory stress tests are distinct from DFAST, and BancShares will not be subject to DFAST requirements until it has $250 billion or more in total consolidated assets, pursuant to the EGRRCPA.

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

Safety and Soundness. The federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and to the FDIC insurance fund in the event of a depository institution default. As noted above, BancShares became a Category IV banking organization and is subject to enhanced prudential standards and enhanced supervision under the Tailoring Rules subject to the applicable transition periods.

Limits on Dividends and Other Payments. The Parent Company is a legal entity, separate and distinct from its subsidiaries. Revenues of the Parent Company primarily result from dividends received from FCB. There are various legal limitations applicable to the payment of dividends by FCB to the Parent Company and to the payment of dividends by the Parent Company to its stockholders. The payment of dividends by FCB or the Parent Company may be limited by certain factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit FCB or the Parent Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of FCB or the Parent Company, could be deemed to constitute such an unsafe or unsound practice. BancShares became a Category IV banking organization and is required to submit a capital plan annually to the Federal Reserve in accordance with the applicable transition provisions. The annual capital plan will include planned capital distributions over a specified forecasting horizon. BancShares is subject to biennial supervisory capital stress testing under the Federal Reserve’s CCAR process. The SCB would replace the static 2.5% component of the capital conservation buffer with a capital buffer that is based on supervisory stress test results and the Parent Company’s planned capital distributions. As discussed above, BancShares’ SCB would be calculated as the greater of (i) the difference between BancShares’ starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test plus four quarters of planned common stock dividends as a percentage of risk-weighted assets and (ii) 2.5 percent. BancShares’ supervisory stress testing results under CCAR could impact the ability of the Parent Company to declare dividends or make other capital distributions, including common share repurchases.

Additionally, under the FDI Act, IDIs, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” as such term is used in the statute. Additionally, under Basel III capital guidelines, banking institutions with a Regulatory Capital Ratio above the Basel III minimum, but below the Basel III requirement will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Based on FCB’s current financial condition, the Parent Company currently does not expect these provisions to have any material impact on its ability to receive dividends from FCB. The Parent Company’s non-bank subsidiaries pay dividends to the Parent Company periodically on a non-regulated basis.

Crypto-Asset Related Activities. On August 16, 2022, the FRB released supervisory guidance (“SR 22-6”) encouraging all banking organizations supervised by the agency to notify its lead supervisory point of contact at the Federal Reserve prior to engaging in any crypto-asset related activity. Prior to engaging in any such activities, the banking organization is expected to ensure that the activities are legally permissible under relevant state and federal laws, and ensure that the banking organization has adequate systems, risk management, and controls to ensure that the activities are conducted in a safe and sound manner consistent with applicable laws, including consumer protection laws. On April 7, 2022, the FDIC issued a financial institution letter also requiring its supervised institutions to provide notice and obtain supervisory feedback prior to engaging in any crypto-related activities. BancShares does not engage in any such activities.

Subsidiary Bank - FCB
General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the NCCOB. Deposit obligations are insured by the FDIC to the maximum legal limits. As an IDI with $100 billion or more in total consolidated assets, FCB is subject to certain additional requirements under the FDIC’s regulations (e.g., Resolution Plans under the CIDI Rule, additional reporting in the Call Report using FFIEC Form 031 rather than Form 041). FCB is also subject to enforcement, supervisory and examination authorities of the CFPB.

FDIC Deposit Insurance Assessment Rates. As an IDI, FCB is required to pay the FDIC premiums for deposit insurance. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 points, beginning in the first quarterly assessment period of 2023. This price increase will be instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020 which caused the Depositors Insurance Fund (“DIF”) reserve ratio to decline below the statutory minimum of 1.35%. The increased assessment rate schedules will remain in effect until the reserve ratio meets or exceeds 2 percent, absent further action by the FDIC.

Capital Requirements. The Basel III and PCA well-capitalized thresholds for the Regulatory Capital Ratios are described above in the Parent Company “Capital Requirements” discussion. Failure to meet regulatory capital requirements may result in certain actions by federal banking agencies that could have a direct material effect on the consolidated financial statements of FCB. As of December 31, 2022, the Regulatory Capital Ratios of FCB exceeded the applicable Basel III requirements and the well-capitalized thresholds as further addressed under “Stockholders’ Equity and Capital Adequacy” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Covered Insured Depository Institution Contingency Planning Requirements. Under the FDIC’s CIDI Rule, an IDI with $50 billion or more in total assets is required to submit periodically to the FDIC a contingency plan for the resolution of the institution in the event of its failure (“Resolution Plan”). The FDIC requires the Resolution Plan to ensure that the FDIC, as receiver, would be able to resolve the institution pursuant to the receivership provisions of the FDI Act. In April 2019, the FDIC issued an advance notice of proposed rulemaking to amend the CIDI Rule, and suspended the requirement to submit Resolution Plans until further notice. In January 2021, the FDIC announced that it would resume Resolution Plan requirements for IDIs with $100 billion in assets. On June 25, 2021, the FDIC issued a policy statement, describing a new framework for the implementation of the CIDI Rule. The FDIC has stated that it will provide covered IDIs with 12 months advance notice prior to the submission deadline of its Resolution Plan.

FCB has not previously submitted a Resolution Plan under the CIDI Rule. FCB has been informed by the FDIC that it will be required to submit its first Resolution Plan under the CIDI Rule once notified by the FDIC.

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

Community Reinvestment Act. FCB is subject to the requirements of the Community Reinvestment Act of 1977 (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income (“LMI”) neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions would be imposed on our operating activities. In addition, in order for a FHC, like the Parent Company, to commence any new activity permitted by the BHCA or to acquire any company engaged in any new activity permitted by the BHCA, each IDI subsidiary of the FHC must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.

On May 5, 2022, the FRB, FDIC, and OCC issued a joint notice of proposed rulemaking to revise the regulations implementing the CRA. Under the proposal, the agencies would evaluate bank performance across the varied activities they conduct and communities in which they operate, and tailor CRA evaluations and data collection to bank size and type. Further, the agencies would also emphasize smaller value loans and investments that can have high impact and be more responsive to the needs of LMI communities, and would update CRA assessment areas to include activities associated with online and mobile banking, branchless banking, and hybrid models. Additionally, the proposal would adopt a metrics-based approach to CRA evaluations of retail lending and community development financing, including public benchmarks, and clarify eligible CRA activities, such as affordable housing, that are focused on LMI, underserved, and rural communities.

As part of the CIT Merger, BancShares adopted a community benefit plan, developed in collaboration with representatives of community reinvestment organizations, for the combined bank. Under the Community Benefit Plan, FCB will invest $16 billion in the communities served by FCB, including $2.5 billion in home purchase mortgage loans focusing on LMI and minority borrowers in majority-minority (“MM”) geographies and $5 million in discounts or subsidies on home purchase and home improvement loans to borrowers in MM census tracts in the combined bank’s footprint in California.

Anti-Money Laundering and the United States Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) Regulation. Governmental policy in recent years has been aimed at combating money laundering and terrorist financing. The BSA and subsequent laws and regulations require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds and to report certain activity to the government. The USA PATRIOT Act of 2001 (“Patriot Act”) significantly expanded AML and financial transparency laws and regulations by imposing new compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as rules promoting cooperation among financial institutions, regulators and law enforcement entities in identifying persons who may be involved in terrorism or money laundering. These rules were expanded to require new customer due diligence and beneficial ownership requirements in 2018.

An institution subject to the BSA, such as FCB (and FC International), in addition to maintaining a written BSA/AML compliance program, must also provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The United States has imposed economic sanctions on transactions with certain designated foreign countries, nationals and others. As these rules are administrated by OFAC, these are generally known as the OFAC rules. Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences, including material fines and sanctions. FCB has implemented a program designed to facilitate compliance with the full extent of the applicable BSA and OFAC related laws, regulations and related sanctions.

On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to Suspicious Activity Reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Treasury Department and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued final regulations implementing the amendments with respect to beneficial ownership.

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

To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the CFPB is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.

Under TILA, as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

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

Additionally, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an IDI with total assets of more than $10 billion, FCB is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, FCB operates in a stringent consumer compliance environment. The CFPB has been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the FDIC and states attorneys general, also have become increasingly active in this area with respect to institutions over which they have jurisdiction.

Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on BancShares’ operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. Refer to Item 1A. Risk Factors below for a more extensive discussion of this topic.

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

Consumers must be notified in the event of a data breach under applicable state laws. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act of 2018, (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including for information that is collected, processed, sold or disclosed pursuant to the GLBA. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency with the authority to issue regulations and guidance and to enforce the CCPA. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses. The California Privacy Protection Agency has issued proposed rules which would implement the CPRA but has not yet made them final or stated when final rules are likely to be enacted. Similar laws have and may be adopted by other states where BancShares does business. For instance, on October 25, 2022, the New York State Department of Financial Services issued a proposed rule that would, among other things, amend its cybersecurity regulation to create new tiers of regulated entities with tailored regulatory requirements, establish enhanced governance requirements, and require additional cybersecurity controls.

In addition, multiple other states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents (the “Cybersecurity Rule”). Specifically, the Cybersecurity Rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the Cybersecurity Rule. Banks’ service providers are required under the Cybersecurity Rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The Cybersecurity Rule took effect on April 1, 2022 and banks and their service providers were required to be in compliance with the rule by May 1, 2022.

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

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risk as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. On March 30, 2022 and December 2, 2022, the FDIC and FRB issued their own proposed principles, respectively, for climate risk management by larger banking organizations. The regulators have also indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The FRB, as the last agency to issue proposed guidance, indicated that it will work with the other two agencies in issuing any final guidance. The proposed principles in the guidance would cover the following areas: strategic planning; governance; policies, procedures, and limits; data, risk measurement and reporting; risk management; and scenario analysis. The proposed guidance would also suggest how climate-related financial risks can be addressed in specific prudential risk areas including liquidity, credit, other financial risks, operational, legal and compliance, and other non-financial risks. If adopted as final guidance, BancShares as a banking organization with $100 billion or more in total assets will be expected to implement the principles under the guidance to demonstrate to the FRB (and the FDIC) that BancShares and FCB are operating in a safe and sound manner. In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks.

Compensation. Our compensation practices are subject to oversight by the Federal Reserve and, with respect to some of our subsidiaries, by other financial regulatory agencies. The federal banking regulators have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations take into account risk factors and are consistent with the safety and soundness of the organization. The guidance also provides that supervisory findings with respect to incentive compensation will be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or other corporate decisions. The guidance further provides that the regulators may pursue enforcement actions against a banking organization if its incentive compensation and related risk management, control or governance processes pose a risk to the organization’s safe and sound practices. In addition, the Dodd-Frank Act requires the federal banking regulators and the SEC to issue regulations requiring covered financial institutions to prohibit incentive compensation arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rules direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and to disclose their clawback policies and their actions under those policies. It is anticipated that most registrants will have until late 2023 or early 2024 to adopt and implement or adjust their policies as applicable.

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

Available Information

The Parent Company does not have its own separate Internet website. However, on FCB’s investor relations website (www.ir.firstcitizens.com), we make available BancShares’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information electronically filed by BancShares. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report.

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
▪We may be adversely affected by risks associated with completed, pending or any potential future acquisitions.
▪Our future results will suffer if we do not effectively manage our expanded operations following the CIT Merger.

•Operational Risks: The risks of loss resulting from inadequate or failed processes, people and systems or from external events.
▪We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.
▪A cyberattack, information or security breach, or a technology outage of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and update our operational and security systems and infrastructure. This could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.

•Credit Risks: The risks that a borrower, obligor, or counterparty will fail to perform on an obligation or that our risk management processes will fail or be insufficient.
▪If we fail to effectively manage credit risk, our business and financial condition will suffer.
▪Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolios.

•Market Risks: The risks to our financial condition resulting from adverse movements in domestic and international macroeconomic and political conditions, as well as economic output levels, interest and inflation rates, employment levels, prices of commodities, consumer confidence levels, and changes in consumer spending, international trade policy, and fiscal and monetary policy.
▪Unfavorable economic or political conditions, as considered through a range of metrics, have and could continue to adversely affect our business.
▪Failure to effectively manage our interest rate risk could adversely affect us.

•Liquidity Risks: The risks that we will be unable to meet our obligations as they come due because of an inability to (i) liquidate assets or obtain adequate funding, or (ii) unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions, or that we will not meet the liquidity management requirements applicable to us as a Category IV banking organization, subject to the applicable transition periods.
▪If our current level of balance sheet liquidity were to experience pressure, it could affect our ability to pay deposits and fund our operations.
▪We are subject to enhanced liquidity risk management requirements as a Category IV banking organization, subject to the applicable transition periods, including reporting, liquidity stress testing, and a liquidity buffer, as well as resolution planning at the bank level, and failure to meet these requirements could result in regulatory and compliance risks, and possible restrictions on our activities.

•Capital Adequacy Risks: The risks that our capital levels become inadequate to preserve our safety and soundness, support our ongoing business operations and strategies and provide us with support against unexpected or sudden changes in the business/economic environment, or that we will not meet the capital adequacy requirements applicable to us as a Category IV banking organization, subject to the applicable transition periods.
▪Our ability to grow is contingent upon access to capital, which may not be readily available to us.
▪We and FCB are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition and ability to make capital distributions would be adversely affected.

•Compliance Risks: The risks of loss or reputational harm to us resulting from regulatory sanctions, fines, penalties or losses due to our failure to comply with laws, rules, regulations or other supervisory requirements applicable to us.
▪We operate in a highly regulated industry, and the laws and regulations that govern our operations, taxes, corporate governance, executive compensation and financial accounting and reporting, including changes in them or our failure to comply with them, may adversely affect us.
▪Information security and data privacy are areas of heightened legislative and regulatory focus.

•Asset Risks: The risks that the value of our long-lived assets will be lower than expected, resulting in reduced income over the remaining life of the asset or a lower sale value.
▪We may not be able to realize our entire investment in the equipment that we lease to our customers.

•Financial Reporting Risks: The risks that our financial information is reported incorrectly or incompletely, including through the improper application of accounting standards or other errors or omissions.
▪Accounting standards may change and increase our operating costs or otherwise adversely affect our results.
▪Our accounting policies and processes are critical to the reporting of our financial condition and results of operations. They require management to make estimates about matters that are uncertain, and such estimates may be materially different from actual results.

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

We plan to continue to grow our business organically. However, we have pursued and expect to continue to pursue acquisition opportunities that we believe support our business strategies and may enhance our profitability. For example, on January 3, 2022, we consummated the acquisition of CIT, which added $53.78 billion in total assets, $39.43 billion in deposits and $32.71 billion in loans. We must generally satisfy a number of material conditions prior to consummating any acquisition including, in many cases, federal and state regulatory approval. Among other things, our regulators will consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill when considering acquisition and expansion proposals. We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain required regulatory approvals in a timely manner or at all, or the approval for such opportunity could include conditions imposing additional costs or limitations that reduce the anticipated related benefits. On July 9, 2021, President Biden issued the Executive Order, which encouraged federal banking agencies to review the framework for evaluating bank mergers and acquisitions under the BHC Act and the Bank Merger Act. The Executive Order has received significant public support from members of Congress as well as from members of the board of the FDIC and Federal Reserve and the Acting Comptroller of the Currency. The Director of the CFPB” has publicly sought a greater role for the CFPB in the evaluation of bank merger proposals. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the regulatory framework for approval of bank mergers could adversely affect the marketplace for bank merger transactions and could result in potential future acquisitions by us being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions that we may be able to acquire in the future or alter the terms for such transactions.

We may be unsuccessful in identifying, consummating or integrating any potential acquisitions. Acquisitions of financial institutions, assets of financial institutions or other operating entities involve operational risks and uncertainties. Acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, additional regulatory requirements or difficulty retaining key employees and customers.

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

Following the CIT Merger, the size and geographic and operational scope of our business has increased significantly. The CIT Merger more than doubled our asset size, increased the breadth and complexity of our business with the addition of new business lines in which we have not previously engaged and expanded our geographic scope to new geographic areas. Our future success depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new and expanded operations and associated increased costs and complexity. We may be unsuccessful in this regard or fail to realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the CIT Merger.

We encounter significant competition that may reduce our market share and profitability.

We operate in a highly competitive industry and compete with other banks and specialized financial services providers in our market areas. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; leasing companies; various wealth management providers; independent and captive insurance agencies; mortgage companies; and other non-bank providers of financial services. Some of our larger competitors, including certain banks with a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our non-bank competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal or state income taxes. The fierce competitive pressures that we face adversely affect pricing for many of our products and services.

Additionally, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods without involving banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or virtual accounts. Consumers can also complete transactions, such as paying bills or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers. Accordingly, digital asset service providers—which, at present, are not subject to as extensive regulation as banking organizations and other financial institutions—have become active competitors for our customers’ banking business and may have greater flexibility in competing for business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We may fail to realize all of the anticipated benefits of the CIT Merger, or those benefits may take longer to realize than expected. We may also encounter difficulties in completing the integration of the acquired operations and may incur expenses in excess of those forecasted in connection with the completion.

The success of the CIT Merger, including anticipated benefits and cost savings, depends, in substantial part, on our ability to successfully complete the integration of the acquired operations in a manner that results in various benefits, such as anticipated synergies and cost savings, and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. Although our merger integration is substantially complete, the process of integrating operations resulted in a loss of key personnel, and we could still discover inconsistencies in standards, controls, procedures and policies, which could adversely affect us. While we have attempted to accurately forecast a certain level of expense and expected cost savings in connection with the integration, there are many factors beyond our control that could affect the total amount and the timing of the integration expense and projected cost savings. In addition, the diversion of management’s attention and any unexpected delays or difficulties encountered in completing the integration of the acquired operations could have an adverse effect on our business, financial condition, operating results and prospects.

Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt that a stockholder might consider to be in their best interests.

We are a banking holding company incorporated in the state of Delaware. Certain anti-takeover provisions under Delaware law and certain provisions contained in our Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation) and Amended and Restated Bylaws (our “Bylaws”) could delay or prevent the removal of our directors and other management. The provisions could also delay or make more difficult a tender offer, merger or proxy contest a stockholder might consider to be in their best interests. For example, our Certificate of Incorporation and Bylaws:

•allow the Board to issue and set the terms of preferred shares without further stockholder approval;
•limit who can call a special meeting of stockholders;
•establish advance notice requirements for nominations for election to the Board and proposals of other business to be considered at annual meetings of stockholders; and
•authorize the issuance of two classes of common stock, one of which, Class B common stock, par value $1 per share (“Class B common stock”), is entitled to cast 16 votes per share. As of December 31, 2022, approximately 34.1% of the outstanding shares of Class B common stock were owned and entitled to be voted by our directors and executive officers and certain of their affiliates.

These provisions, as well as provisions of the BHC Act and other relevant statutes and regulations that require advance notice and applications for regulatory approval of changes in control of banks and bank holding companies, may discourage bids for our common stock at a premium over market price, adversely affecting the price that could be received by our stockholders for our common stock. Additionally, the fact that the Holding family and entities related to various family members hold or control shares representing approximately 50%, and in the past have held or controlled shares representing more than 50%, of the voting power of our common stock may discourage potential takeover attempts and bids for our common stock at a premium over market price.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders. This could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholder to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Accordingly, our choice of forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees or agents.

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

As a FHC, we are a separate legal entity from FCB. We derive most of our revenue and cash flow from dividends paid by FCB. These dividends are the primary source from which we pay dividends on our common and preferred stock and interest and principal on our debt obligations. State and federal laws impose restrictions on the dividends that FCB may pay to us. In the event FCB is unable to pay dividends to us for an extended period of time, we may not be able to service our debt obligations or pay dividends on our common or preferred stock, and the inability to receive dividends from FCB could consequently have a material adverse effect on our business, financial condition and results of operations.

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

Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including, but not limited to, employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees and internal and third party automated systems and vendors to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. Our internal controls that are intended to safeguard and maintain our operational and organizational infrastructure and information have inherent limitations and may not be successful. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, our railcars are used to transport a variety of products including, but not limited to, cement, energy products, chemicals and coal. An accidental derailment of these railcars could result in personal injury and property damage, which could be significant, as well as potential environmental remediation and restoration obligations and penalties. Failure to maintain appropriate operational infrastructure and oversight or to safely operate our business can lead to loss of service to customers, reputational harm, legal actions and noncompliance with various laws and regulations, all of which could have a material adverse impact on our business, financial condition and results of operations.

A cyberattack, information or security breach, or a technology outage of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and update our operational and security systems and infrastructure. This could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.

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

We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks include computer viruses, malicious or destructive code, ransomware, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damages to systems, or other material disruption to our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we have been and will likely continue to be required to expend significant resources to continuously enhance our protective measures and may be required to expend significant resources to investigate and remediate any information security vulnerabilities or incidents. We may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Additionally, a security breach may be difficult to detect, even after it occurs, which may compound the issues related to such breach.

Continued geographical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattack and has created new risk for cybersecurity, and similar concerns. For example, the United States government has warned that sanctions imposed against Russia by the United States in response to its conflict with Ukraine could motivate Russia to engage in malicious cyber activities against the United States. If such cyberattacks occurred, it could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of the conflict and retaliatory measures is continually evolving and cannot be predicted with certainty.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. These risks are expected to continue in the future as that proliferation intensifies. For example, we will likely see an increase in cybersecurity risks in the future as we continue to augment our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, financially motivated attacks remain a challenge from a cybercrime perspective due to the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Additionally, the increase of supply chain attacks including third parties with access to our data or those providing critical services, remain an emerging operational issue which could adversely affect our business, customers, reputation and operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities.

Although to date we are not aware of any material losses or other material consequences relating to technology failure, cyberattacks or other information or security breaches, whether directed at us or third parties, we may suffer such losses or other consequences in the future.

We also face indirect technology, cybersecurity and operational risks relating to customers and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyberattack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyberattack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk or expand our businesses.

Cyberattacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyberattack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business and may encourage further cyberattacks. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and that of our customers, or damage to our customers’ and third parties’ computers or systems, and could result in a violation of applicable data privacy and protection laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could adversely impact our results of operations, liquidity and financial condition.

The ongoing COVID-19 pandemic, including its variant strains, may continue to adversely affect our business, financial condition and results of operations.

The spread of COVID-19 created a global health-crisis that caused significant economic disruption and continues to cause illness, quarantines, reduced attendance at events and reduced travel, reduced commercial and financial activity, and overall economic and financial market instability. While the level of disruption caused by the COVID-19 pandemic has generally lessened in 2022, there is no assurance that the pandemic will not worsen again, including as a result of the emergence of new strains of the virus.

Continuation of the COVID-19 pandemic, or a similar crisis, could negatively impact our capital, liquidity, and other financial positions and our business, results of operations, and prospects. Economic factors stemming from the lasting effects of the pandemic, including inflation risks, oil price volatility and changes in interest rates, have and may continue to destabilize financial markets and negatively impact our customers’ business activities and operations, making it difficult for them to satisfy existing debt obligations. Moreover, as economic conditions relating to the pandemic have improved and evolved, the Federal Reserve has shifted its focus to limiting the inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty. The duration and severity of the pandemic continues to be impossible to predict, as is the potential for a seasonal or other resurgence. The full extent of the impact will depend on future developments that are highly uncertain including the duration and spread of any further outbreak, its severity, vaccine effectiveness and acceptance, governmental actions to contain the virus (including its variants) and the long-term economic impact, both globally, as well as in our banking markets, which includes the potential for further recession.
The effects of the COVID-19 pandemic heightened specific risk factors and could still impact substantially all risk factors described herein.

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

In the course of our business, we may foreclose on and take title to real estate that contains or was used in the manufacture or processing of hazardous materials or that is subject to other environmental risks. In addition, we may lease equipment to our customers that is used to mine, develop, and process hazardous materials, and our railcars may be used to transport hazardous materials. As a result, we could be subject to environmental liabilities or claims for negligence, property damage or personal injury with respect to these properties or equipment. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, accidents or other hazardous risks, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site or equipment involved in a hazardous incident, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination, property damage, personal injury or other hazardous risks emanating from the property or related to the equipment.

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

Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and regulatory actions which could adversely affect our results of operations and financial condition. For additional information, refer to the Notes to the Consolidated Financial Statements, Note 24 - Commitments and Contingencies, in this Annual Report on Form 10-K.

We depend on qualified personnel for our success and may not be able to retain or attract such personnel.

As a human capital-intensive business, our success depends to a great extent on our ability to attract and retain highly skilled and qualified executive officers and management, financial, compliance, technical, operations, sales, and support employees, which has taken on heightened importance because of the significant expansion of the size and geographic and operational scope of our business that occurred in connection with the CIT Merger. We face significant competition in the recruitment of qualified executive officers and employees. Losses of, or changes in, our current executive officers or other personnel and their expertise and services, or substantial increases in the costs of employee compensation or benefits, may disrupt our business and could adversely affect our financial condition and results of operations. We have developed an executive officer succession plan, but it may be ineffective, or we may fail in implementing it. We may be unsuccessful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies, all of which could cause those strategies to fail or be less successful than they would otherwise be.

Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. Effective January 2023, the SEC adopted final rules requiring national securities exchanges, including The Nasdaq Stock Market Stock Market LLC (“Nasdaq”) where we are currently listed, to establish new listing standards relating to policies for the recovery of erroneously awarded incentive-based compensation, which are often referred to as “clawback policies”. Among other requirements, these new listing standards will obligate listed companies to recover incentive-based compensation paid to its current or former executive officers in the event the company is required to make certain accounting restatements. If, as a result of complying with the new rules, we are unable to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected.

We are exposed to losses related to fraud.

As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit and hide fraudulent activity. Fraudulent activity that we have been and are likely to continue to be exposed to can come in many forms, including debit card/credit card fraud, check fraud, wire fraud, electronic scanning devices attached to ATM machines, social engineering, digital fraud and phishing attacks to obtain personal information and fraudulent impersonation of our customers through the use of falsified or stolen credentials. We expect that combating fraudulent activities as they evolve will require continued ongoing investments and attention in the future as significant fraud could cause us direct losses or impair our customer relationships, among other potential consequences, adversely impacting our reputation or results of operation.

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

There has been increasing political and social attention to the issue of climate change and related environmental sustainability matters. Federal and state legislators and regulatory agencies have proposed and continue to advance numerous legislative and regulatory initiatives seeking to mitigate the negative effects of climate change. On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risk as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. On March 30, 2022 and December 2, 2022, the FDIC and Federal Reserve Board issued their own proposed principles, respectively, for climate risk management by larger banking organizations. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would expect to experience increased compliance costs and other compliance-related risks. Such climate change-related measures may also result in the imposition of taxes and fees, the required purchase of emission credits or the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs.

We are unable to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to us, our customers or third parties on which we rely. For example, an increase in the frequency or magnitude of natural disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers. Consumers and businesses in communities that we serve may change their behavior and preferences as a result of these issues and new climate change laws and regulations aimed at mitigating climate change. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or role in carbon intensive activities and therefore, we could experience a drop in demand for our products and services, particularly in certain sectors. We may also be subject to adverse action from our regulators or other third parties, such as environmental advocacy organizations, in relation to how our business relates to or has addressed or failed to address climate change-related risks. Each of these outcomes could have a material adverse effect on our financial condition and results of operations.

We rely on third party vendors to provide key components of our business infrastructure, and our vendors may be responsible for or contribute to failures that adversely affect our operations.

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers. Third party vendors also present information security risks to us, both directly and indirectly through our customers. Our monitoring of significant vendor risks, including the financial stability of critical vendors, may be inadequate and incomplete. The lingering effects of the COVID-19 pandemic and subsequent impacts from variant strains may continue to compound vendor risks, as unexpected disruptions can impact a third party vendor’s operations with little warning. These effects include the direct impact of disease as well as secondary effects on third party vendors, including pandemic-related changes to how vendors are engaged, onboarded and monitored. The failure of a critical third party vendor to provide key components of our business infrastructure could substantially disrupt our business and cause us to incur significant expense while harming our relationships with our customers.

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

We maintain an allowance for credit losses (“ACL”) that is designed to cover expected credit losses on loans that borrowers may not repay in their entirety. A reserve is also maintained in other liabilities to cover expected losses for unfunded commitments. The ACL may not be sufficient to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Accounting measurements related to asset impairment and the ACL require significant estimates that are subject to uncertainty and revisions driven by new information and changing circumstances. The significant uncertainties surrounding our borrowers’ abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary substantially from current estimates. We also expect fluctuations in the ACL due to economic changes nationally as well as locally within the states in which we conduct business. This is especially true as the economy reacts to the continuation of and potential recovery from the impacts from the COVID-19 pandemic and related variant strains. In addition, the reserve related to unfunded commitments may not be sufficient to cover actual losses, and future provisions for such losses could also materially and adversely affect our operating results and are also subject to significant uncertainties and fluctuations.

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

Our concentration of loans and leases to borrowers and lessees within the medical and dental industries, as well as the rail business, could impair our earnings if those industries experience economic difficulties.

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

Due to our substantial concentration in our rail business, if there is a significant downturn in shipping by railcar, it could have a material adverse effect on our business and results of operations. The impacts from the COVID-19 pandemic and variant strains has created volatility and uncertainty in the economy, which has and is expected to continue to adversely impact our rail business. In addition, volatility in the price of, and demand for oil and gas may have negative effects on not only our loan exposures in the exploration and production section, but may also lead to a decreased demand for our railcars.

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

Our business is subject to periodic fluctuations based on international, national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled and have had and may continue to have or further have a material adverse impact on our operations and financial condition. Our banking operations are primarily located within several states but are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. The markets in which we have the greatest presence are North Carolina, South Carolina, California, Texas, New York, and Florida. We also do business in Canada, primarily related to our rail portfolio. Worsening economic conditions within our markets, particularly within those with our greatest presence, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions, rail industry conditions and conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, interest rates, foreign currency exchange rate fluctuations and other factors could weaken the economies of the communities we serve and otherwise adversely affect our business. Thus far, this includes declines in fee income and impacts on the fair value of our equity securities, but could create additional adverse impacts to provision for credit losses and declines in demand for our products and services.

We conduct limited business operations in certain foreign jurisdictions, and we engage in certain cross border lending and leasing transactions. An economic recession or downturn or business disruption associated with the political or economic environments in the international markets in which we operate could similarly adversely affect us.

In addition, the political environment, the level of United States debt and global economic conditions can have a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy. For example, a U.S. government debt default, threatened default, or downgrade of the sovereign credit ratings of the United States by credit rating agencies, could have an adverse impact on the financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. debt ceiling and budget deficit concerns in recent years have increased the possibility of U.S. government shutdowns, forced federal spending reductions, debt defaults, credit-rating downgrades and an economic slowdown or recession in the United States. Political tensions may make it difficult for Congress to agree on any further increases to or suspension of the debt ceiling in a timely manner or at all, which may lead to a default by the U.S. government or downgrades of its credit ratings. Many of the investment securities held in FCB’s portfolio are issued by the U.S. government and government agencies and sponsored entities, which are generally viewed as among the most conservative investment options. While the likelihood may be remote, a government default or threat of default would impact the price and liquidity of U.S. government securities. A debt default or further downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of Fannie Mae, Freddie Mac, and the FHLBs. Since banks are sensitive to the risk of downturns, the stock prices of all banks typically decline, sometimes substantially, if the market believes that a downturn has become more likely or is imminent. This effect can and often does occur indiscriminately, initially without much regard to different risk postures of different banks. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.

Failure to effectively manage our interest rate risk could adversely affect us.

Our results of operations and cash flows are highly dependent upon net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic and market conditions and policies of various governmental and regulatory agencies, particularly the actions of the Federal Reserve’s Federal Open Market Committee (“FOMC”). Changes in monetary policy, including changes in interest rates, could influence interest income, interest expense, and the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income, could be adversely impacted.

As interest rates rise, our interest expense will increase and our net interest margins may decrease, negatively impacting our performance and our financial condition. To the extent banks and other financial services providers compete for interest-bearing deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates. If we decide to compete with those higher interest rates, our cost of funds could increase and our net interest margins could be reduced, dependent on the timing and sensitivities of our interest-earning assets and interest-bearing liabilities. Additionally, higher interest rates may impact our ability to originate new loans. Increases in interest rates could adversely affect the ability of our borrowers to meet higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs.

We cannot control or predict with certainty changes in interest rates. The forecasts of future net interest income by our interest rate risk monitoring system are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates. The Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range seven times throughout 2022. As of December 31, 2022, the target range for the federal funds rate had been increased to 4.25% to 4.5% and the FOMC signaled that future increases may be appropriate in order to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels. The higher interest rates increased the cost of deposits and our other funding sources, and may continue to increase costs, dependent on the Federal Reserve actions.

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

We have loans, borrowings and other financial instruments, including our Series B Preferred Stock, with attributes that are either directly or indirectly dependent on the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, to facilitate an orderly LIBOR transition, the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month United States dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining United States dollar LIBOR settings. In addition, on March 15, 2022, the U.S. Congress passed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) as part of the Consolidated Appropriations Act, 2022, which provides protection for contracts without workable fallback provisions and includes safe-harbor provisions to shield parties from liability under potential lawsuits due to the transition away from LIBOR. The final rule implementing the LIBOR Act was announced by the FRB on December 16, 2022, which among other things, (i) identifies benchmark rates based on the Secured Overnight Funding Rate (“SOFR”) to replace LIBOR settings in multiple categories of legacy contracts; (ii) specifies benchmark conforming changes related to the calculation, administration and other implementing actions of such benchmark replacements; and (iii) preempts state and local LIBOR replacement laws relating to the selection or use of a benchmark replacement or related conforming changes. BancShares anticipates taking advantage of the safe harbors that are afforded under the LIBOR Act and the implementing final rule.

In the United States, efforts to identify a set of alternative United States dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (the “ARRC”) has recommended the use of SOFR. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between the Bank’s costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. To further reduce differences between replacement indices and substitute indices, some market practitioners have also gravitated towards credit sensitive alternative reference rates besides SOFR. At this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, there is still uncertainty around how quickly replacement reference rates will develop sufficient liquidity and industry-wide usage, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

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

Our goodwill could become impaired in the future. At December 31, 2022, we had $346 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results.

The market price of our common stock may be volatile due to its relative illiquidity and other factors.

Although publicly traded, our common stock, particularly our Class B common stock, has less liquidity and public float than many other large, publicly traded financial services companies. Lower liquidity increases the price volatility of our common stock and could make it difficult for our stockholders to sell or buy our common stock at specific prices.

Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors, including expectations of financial and operating results, actual operating results, actions of institutional stockholders, speculation in the press or the investment community, market perception of acquisitions, including the CIT Merger, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry. For example, the closing price per share of our Class A common stock, par value $1 per share (“Class A common stock”) on the Nasdaq Global Select Market ranged from a low of $598.01 to a high of $947.71 during the year ended December 31, 2022.

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

We are subject to enhanced liquidity risk management requirements as a Category IV banking organization, subject to the applicable transition periods, including reporting, liquidity stress testing, and liquidity buffer, as well as resolution planning at the bank level, and failure to meet these requirements could result in regulatory and compliance risks, and possible restrictions on our activities.

As a result of the CIT Merger, our total consolidated assets exceed $100 billion, and therefore we became subject to enhanced liquidity risk management requirements as a Category IV banking organization, including reporting, liquidity stress testing, a liquidity buffer and resolution planning, subject to the applicable transition periods. Were we to meet or exceed certain other thresholds for asset size and other risk-based factors, we would become subject to additional requirements under the Tailoring Rules. We expect to incur significant expense in continuing to develop policies, programs and systems designed to comply with all such requirements applicable to us. Failure to develop and maintain an adequate liquidity risk management and monitoring process may lead to adverse regulatory action (including possible restrictions on our activities).

Fee revenues from overdraft and nonsufficient funds programs may be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft and nonsufficient funds (“NSF”) programs is included in non-interest income. In 2022, we collected approximately $48 million in overdraft and NSF fees (down from approximately $55 million in 2021), due to the reduction in our fees for overdrafts and elimination of NSF fees announced in January 2022. In 2021, certain members of Congress and the leadership of the CFPB expressed a heightened interest in bank overdraft and NSF programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and NSF fee revenues as well as observations regarding consumer protection issues relating to such programs and in October 2022, the CFPB published further guidance concerning unlawful practices related to overdraft fees. The CFPB has pursued enforcement actions against banking organizations, and their executives, that oversee overdraft practices that are deemed to be unlawful and has indicated that it will continue to do so.

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

Our primary capital sources have been retained earnings and debt issued through both private and public markets. Rating agencies regularly evaluate our creditworthiness and assign credit ratings to us and FCB. The ratings of the agencies are based on a number of factors, some of which are outside our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. We may not be able to maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and increase the cost of obtaining funding.

Based on existing capital levels, we and FCB are well-capitalized under current leverage and risk-based capital standards. Our ability to grow is contingent on our ability to generate or otherwise access sufficient capital to remain well-capitalized under current and future capital adequacy guidelines.

We and FCB are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition and ability to make capital distributions would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, we, together with FCB, must meet certain capital and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings and other factors.

We and FCB are subject to capital rules issued by the federal banking agencies including required minimum capital and leverage ratios. These requirements, and any proposed changes in connection with the federal banking agencies’ plan to implement the final Basel III post-crisis reform standards, could adversely affect our ability to pay dividends, restrict certain business activities, including share repurchases, or compel us to raise capital, each of which may adversely affect our results of operations or financial condition. Refer to the “Regulatory Considerations” section in Item 1. Business of this Annual Report on Form 10-K for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

We are required to submit an annual capital plan to the Federal Reserve and to be subject to supervisory stress testing under the Federal Reserve’s CCAR process on a biennial basis as a Category IV banking organization, subject to the applicable transition periods. Under the CCAR process, the Federal Reserve will evaluate our planned capital distributions (e.g., dividends) included in our capital plan over the planning horizon (i.e., nine consecutive quarters, beginning with the quarter preceding the quarter in which the capital plan is submitted over which the relevant projections extend) to determine whether we will be able to meet our ongoing capital needs under a range of different economic scenarios. Failure to obtain a non-objection on our capital plan submitted to the Federal Reserve, or to demonstrate capital adequacy under the CCAR process, could result in restrictions in our ability to declare and pay dividends, repurchase shares, or make other capital distributions. Refer to the “Regulatory Considerations” section of Item 1. Business of this Annual Report on Form 10-K for additional information regarding the annual capital plan submission to the Federal Reserve and supervisory stress testing under the CCAR process.

Increases to our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations.

Our existing debt, together with any future incurrence of additional indebtedness and preferred stock, could have consequences that are materially adverse to our business, financial condition or results of operations. For example, it could: (i) limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (ii) restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; (iii) restrict us from paying dividends to our stockholders; (iv) increase our vulnerability to general economic and industry conditions; or (v) require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities. Refer to the “Borrowings” sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for additional information regarding our borrowings.

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

We are subject to extensive federal and applicable state regulation and supervision, primarily through FCB and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and The Nasdaq, as well as numerous other more recently enacted statutes and regulations, including the Dodd-Frank Act, EGRRCPA, and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing our external audit and maintaining our internal controls. Such additional regulation and supervision may limit our ability to pursue business opportunities and result in a material adverse impact on our financial condition and results of operations.

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

Information security and data privacy are areas of heightened legislative and regulatory focus.

As information security and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, data privacy and security issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed regulations that would enhance cyber risk management standards, which would apply to a wide range of LFIs and their third-party service providers, including us and FCB, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states have also proposed or adopted information security legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data.

We receive, maintain, and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The collection, sharing, use, disclosure, and protection of these types of information are governed by federal and state law. Both personally identifiable information and personal financial information are increasingly subject to legislation and regulation, the intent of which is to increase transparency related to how personal information is processed, choices individuals have to control how their information is used and to protect the privacy of such information. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, and was amended in November 2020 by the CPRA, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CPRA, which became effective on January 1, 2023, amends the scope and several of the substantive requirements of the CCPA, as well as certain mechanisms for administration and enforcement of the statute. Numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations.

We may become subject to new legislation or regulation concerning information security and/or data privacy. If security, data privacy, data protection, data transfer, or data retention laws are implemented, interpreted, or applied in a manner inconsistent with our current practices, failure to adapt to changing requirements may subject us to fines, litigation, or regulatory enforcement actions. However, required changes to our business practices, policies, or systems may also adversely impact our operating results.

We face heightened compliance risks related to certain specialty commercial business lines.

Our rail business line is subject to various laws, rules and regulations administered by authorities in various jurisdictions. In the United States, our equipment leasing operations, including for railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance and mechanical standards promulgated by various federal and state agencies and industry organizations, including the United States Department of Transportation, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the United States Coast Guard, and the United States Environmental Protection Agency. We are also subject to regulation by governmental agencies in foreign countries in which we do business. Our business operations and our equipment financing and leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our railcars, ships or other equipment, or could potentially make such equipment inoperable or obsolete. Failure to comply with these laws, rules and regulations could result in sanctions by regulatory agencies (including potential limitations on our future acquisitions or operations, or requirements to forfeit assets), civil money penalties, or reputation damage. Additionally, we may incur significant expenses in our efforts to comply with these laws, rules and regulations.

We are a Category IV banking organization and therefore subject to certain enhanced prudential standards and enhanced supervision by the Federal Reserve under the Dodd-Frank Act, as amended by the EGRRCPA, and implemented by the federal banking agencies’ Tailoring Rules, subject to the applicable transition periods.

After reporting total consolidated assets of $100 billion or more, based on a four-quarter trailing average, we became subject to enhanced prudential standards under Section 165 of the Dodd-Frank Act, as amended by the EGRRCPA, and implemented by the federal banking agencies’ Tailoring Rules, subject to the applicable transition periods. If we fail to develop and maintain at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition or results of operations. Additionally, as we grow, and our assets exceed certain thresholds, regulatory requirements that we are subject to, as well as our compliance expenses, will increase. For example, after reporting $50 billion or more in weighted short-term wholesale funding, we will be subject to modified LCR and NSFR requirements, and we will be subject to full LCR and NSFR requirements after reporting $75 billion or more in weighted short-term wholesale funding in addition to other enhanced prudential standards as a Category III banking organization. Refer to the “Regulatory Considerations” section of Item 1. Business of this Annual Report on Form 10-K for additional information regarding the enhanced prudential standards that we are subject to as a Category IV banking organization, and how our regulatory requirements will change based on our total assets and other risk-based factors under the Tailoring Rules.

The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including FCB.

We are subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB is responsible for adopting rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. The CFPB has pursued a more aggressive enforcement policy in respect of a range of regulatory compliance matters under the Biden Administration. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, including us. which may result in the imposition of higher standards of compliance with such laws. The limitations and restrictions that may be placed upon us by the CFPB with respect to our consumer product offerings and services may produce significant, material effects on our profitability.

We may be adversely affected by changes in United States and foreign tax laws and other tax laws and regulations.

Corporate tax rates affect our profitability and capital levels. We are subject to the income tax laws of the United States, its states and their municipalities and to those of the foreign jurisdictions in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these tax laws when determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income. The United States corporate tax code may be reformed by the United States Congress and additional guidance may be issued by the United States Department of the Treasury. In August 2022, Congress enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which instituted, among other things, a 1% excise tax on certain corporate stock repurchases which took effect on January 1, 2023. As a result, effective for tax years beginning after December 31, 2022, BancShares may be subject to a Corporate Alternative Minimum Tax (“CAMT”). BancShares will treat any CAMT that may be applicable to tax years beginning after December 31, 2022 as a period cost. Further changes in tax laws and regulations, and income tax rates in particular, could have an adverse impact on our financial condition and results of operations. These changes could also affect our regulatory capital ratios as calculated in accordance with the Basel III Rules.

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
We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. For example, in 2022, the SEC proposed new climate disclosure rules, which if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters.

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

The Financial Accounting Standards Board (“FASB”) and the SEC periodically modify the standards governing the preparation of our financial statements. The nature of these changes is not predictable and has impacted and could further impact how we record transactions in our financial statements, which has led to and could lead to material changes in assets, liabilities, stockholders’ equity, revenues, expenses and net income. Implementation of new accounting rules or standards could additionally require us to implement technology changes which could impact ongoing earnings.

Our accounting policies and processes are critical to the reporting of our financial condition and results of operations. They require management to make estimates about matters that are uncertain, and such estimates may be materially different from actual results.

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

Item 2. Properties
We are headquartered in a nine-story building with approximately 163,000 square feet that is located in Raleigh, North Carolina, which is owned by FCB. In addition, FCB owns and occupies two separate facilities in Raleigh as well as a facility in Columbia, South Carolina, which serve as data and operations centers. The addition of CIT primarily increased leased space, as CIT occupied office space and a branch network, the vast majority of which was leased. As of December 31, 2022, FCB operated 582 branches and offices throughout the Southeast, Mid-Atlantic, Midwest and Western United States. FCB owns many of our branch buildings and leases other facilities from third parties. We believe that these properties are in good condition and well maintained, and are suitable and adequate for our business needs.

Additional information relating to leased office space is set forth in Note 6 — Leases, of BancShares’ Notes to Consolidated Financial Statements. Additional information relating to premises and equipment is set forth in Note 7 — Premises and Equipment, of BancShares’ Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings
The Parent Company’s and various subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions exist that would be material to BancShares’ consolidated financial statements. Additional information related to legal proceedings is set forth in Note 24 — Commitments and Contingencies, of BancShares’ Notes to Consolidated Financial Statements.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Parent Company has two classes of common stock—Class A common stock and Class B common stock. Shares of Class A common stock have one vote per share, while shares of Class B common stock have 16 votes per share. The Class A common stock is listed on the Nasdaq Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Pink Market under the symbol FCNCB. As of February 17, 2023, there were aggregates of 1,052 and 142 holders of record and individual participants in securities position listings with respect to the Class A common stock and Class B common stock, respectively. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter market quotations for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.

The average monthly trading volume for the Class A common stock was 2,235,497 shares during the fourth quarter of 2022 and 2,567,371 shares for the year ended December 31, 2022. The Class B common stock monthly trading volume averaged 617 shares during the fourth quarter of 2022 and 1,381 shares for the year ended December 31, 2022.

The table below summarizes our stock repurchase activity during the fourth quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Class A Common Stock	Total Number of Class A Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Repurchased Under Plan
Repurchases from October 1 - 31, 2022	472,586	$842.61	472,586	—
Repurchases from November 1 - 30, 2022	—	$—	—	—
Repurchases from December 1 - 31, 2022	—	$—	—	—
Total	472,586	$842.61	472,586	—
On July 26, 2022, the Board authorized a share repurchase program for up to 1,500,000 shares of Class A common stock for the period commencing August 1, 2022 through July 28, 2023. Under the authorized share repurchase program, shares of Class A common stock were authorized to be repurchased from time to time on the open market or in privately negotiated transactions, including through a Rule 10b5-1 plan. All 1,500,000 shares of Class A common stock under the program were repurchased during 2022, thereby completing the share repurchase program.

The graph and table below compare the cumulative total shareholder return (“CTSR”) of our Class A common stock to selected industry and broad-market indices. The broad-market index comparison is to the Nasdaq US Benchmark Total Return Index and the industry index comparison is to the KBW Nasdaq Bank Total Return Index, which is composed of the largest banking companies and includes all money center banks and regional banks. Each trend line assumes $100 was invested on December 31, 2017, and dividends were reinvested for additional shares.

The performance graph represents past performance and should not be considered to be an indication of future performance.

	2017	2018	2019	2020	2021	2022
FCNCA	$100	$94	$133	$144	$208	$190
Nasdaq US Benchmark TR	100	95	124	150	189	152
KBW Nasdaq Bank Total Return Index	100	82	112	100	139	109

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) of earnings and related financial data is presented to assist in understanding BancShares’ financial condition and results of operations. Unless otherwise noted, the terms “we,” “us,” “our,” and “BancShares” in this MD&A refer to our consolidated financial condition and results of operations.

This MD&A is expected to provide our investors with a view of our financial condition and results of operations from our management’s perspective. This MD&A should be read in conjunction with the audited consolidated financial statements and Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Throughout this MD&A, references to a specific “Note” refer to Notes to the Consolidated Financial Statements.

Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2022, the reclassifications had no effect on stockholders’ equity or net income as previously reported. Refer to further detail in Note 1 — Significant Accounting Policies and Basis of Presentation.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of BancShares. See the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

On January 3, 2022, we completed the CIT Merger, our largest acquisition to date. CIT had consolidated total assets of approximately $53.24 billion as of December 31, 2021. The CIT Merger is described further below in the “Significant Events in 2022” section of this MD&A and in Note 2 — Business Combinations.

BancShares’ financial data for periods prior to the CIT Merger does not include CIT, and therefore may not be directly comparable to data as of or for the year ended December 31, 2022. The CIT Merger is a primary reason for many of the increases in 2022 compared to 2021 as discussed below in the “Results of Operations” and “Balance Sheet” sections of this MD&A.

Year-over-year comparisons of the financial results for 2021 and 2020 are contained in Item 7. of BancShares’ Annual Report on Form 10-K as of and for the year ending December 31, 2021 filed with the SEC on February 25, 2022 and available through FCB’s investor relations website www.ir.firstcitizens.com or the SEC’s EDGAR database.

EXECUTIVE OVERVIEW

Key Strategic Objectives

Our overall business strategy is to acquire, expand, and retain client relationships. From a financial standpoint, long-term sustainability is our primary objective. Our major areas of focus are:
•Delivering value to our customers - We strive to be customer-centric by providing solutions to serve our customers’ financial objectives and needs.
•Growth - Our growth strategy focuses on organic growth, supplemented by strategic acquisitions. We strive to optimize allocation of capital and investments to focus on financial products and services with higher returns and opportunities. Our goal is to continue to add lower cost core deposits to help fund our growth.
•Our people and associates - We seek to attract, retain and develop associates who align with our long-term direction and culture, while scaling for continued growth.
•Operational efficiency - We aim to expand revenue, reduce costs of delivery, and maximize merger synergies, while effectively executing on our operating model.
•Prudent and strong risk management - Our goal is to manage risk within our defined risk appetite.

Significant Events in 2022

CIT Merger
The CIT Merger closed on January 3, 2022 as further discussed in Note 2 — Business Combinations. Significant items related to the CIT Merger are as follows:
•The fair value of total assets acquired was $53.78 billion, which mainly consisted of approximately $32.71 billion of loans, approximately $7.84 billion of operating lease equipment and approximately $6.56 billion of investment securities. Loans consisted of commercial and industrial loans, commercial real estate loans and finance leases, which are included in our Commercial Banking segment, and consumer loans (primarily residential mortgages), which are in our General Banking segment. Acquired rail assets were mostly operating lease equipment and reported in the Rail segment.
•The fair value of deposits acquired was approximately $39.43 billion, which included deposits derived from the Digital Bank, Homeowners’ Association (“HOA”) deposits related to Community Association Banking (“CAB”), and commercial deposits. The transaction also included approximately 80 bank branches, about 60 of which were in Southern California, and the remaining primarily in the Southwest, Midwest and Southeast.
•FCB assumed certain issued and outstanding series of CIT debt securities with a fair value of approximately $4.54 billion in connection with the CIT Merger. On February 24, 2022, BancShares redeemed approximately $2.90 billion of senior unsecured notes that were assumed in the CIT Merger.
•BancShares recorded a gain on acquisition of $431 million, representing the excess of the net assets acquired over the purchase price, core deposit intangibles of $143 million, and an intangible liability of $52 million for net below market lessor lease contract rental rates related to the rail portfolio.

Share Repurchase Program
On July 26, 2022, our Board authorized a share repurchase program for up to 1,500,000 shares of BancShares’ Class A common stock for the period commencing August 1, 2022 through July 28, 2023. All shares under the program were repurchased during 2022, thereby completing the share repurchase program. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K for further details on these purchases.

Segment Updates
As of December 31, 2021, BancShares managed its business and reported its financial results as a single segment. BancShares began reporting multiple segments during the first quarter of 2022 and now reports General Banking, Commercial Banking, Rail, and Corporate segments, as further discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. Information about our segments is included in Note 23 — Business Segment Information and in the section entitled “Results by Business Segments” later in this MD&A.

Financial Performance Summary

Table 1
Selected Financial Data

dollars in millions, except share data	Year ended December 31
	2022	2021	2020
SUMMARY OF OPERATIONS
Interest income	$3,413	$1,451	$1,484
Interest expense	467	61	96
Net interest income	2,946	1,390	1,388
Provision (benefit) for credit losses	645	(37)	58
Net interest income after provision for credit losses	2,301	1,427	1,330
Noninterest income	2,136	508	477
Noninterest expense	3,075	1,234	1,189
Income before income taxes	1,362	701	618
Income tax expense	264	154	126
Net income	1,098	547	492
Preferred stock dividends	50	18	14
Net income available to common stockholders	$1,048	$529	$478

PER COMMON SHARE DATA
Average diluted common shares	15,549,944	9,816,405	10,056,654
Net income available to common stockholders (diluted)	$67.40	$53.88	$47.50

KEY PERFORMANCE METRICS
Return on average assets (ROA)	1.01%	1.00%	1.07%
Net interest margin (NIM) (1)	3.14%	2.66%	3.17%

SELECTED PERIOD AVERAGE BALANCES
Total investments	$19,166	$10,611	$9,055
Total loans and leases (1)	67,787	32,860	31,605
Total operating lease equipment (net)	7,982	—	—
Total assets	108,933	54,983	46,021
Total deposits	89,915	48,259	39,747
Total stockholders’ equity	10,276	4,461	3,954

SELECTED PERIOD-END BALANCES
Total investments	$19,369	$13,110	$9,923
Total loans and leases	70,781	32,372	32,792
Total operating lease equipment (net)	8,156	—	—
Total assets	109,298	58,309	49,958
Total deposits	89,408	51,406	43,432
Total stockholders’ equity	9,662	4,738	4,229
Loan to deposit ratio	79.17%	62.97%	75.50%
Noninterest-bearing deposits to total deposits	27.87%	41.64%	41.48%

CAPITAL RATIOS
Common equity tier 1 ratio	10.08%	11.50%	10.61%
Tier 1 risk-based capital ratio	11.06%	12.47%	11.63%
Total risk-based capital ratio	13.18%	14.35%	13.81%
Tier 1 leverage capital ratio	8.99%	7.59%	7.86%

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.89%	0.37%	0.58%
Allowance for credit losses to loans ratio	1.30%	0.55%	0.68%
Net charge off ratio	0.12%	0.03%	0.07%
(1) Calculation is further discussed in Table 3 in the Results of Operations section of this MD&A.

Year to Date Income Statement Highlights
•Net income for the year ended December 31, 2022 was $1.10 billion, an increase of $551 million, or 101% compared to 2021. Net income available to common stockholders for the year ended December 31, 2022 was $1.05 billion, an increase of $519 million, or 98% compared to 2021. Net income per diluted common share for the year ended December 31, 2022 was $67.40, an increase of 25% compared to 2021. The increases were primarily due to the CIT Merger.
•Return on average assets for the year ended December 31, 2022 was 1.01%, compared to 1.00% for 2021.
•Net interest income (“NII”) for the year ended December 31, 2022 was $2.95 billion, an increase of $1.56 billion, or 112% compared to 2021. This increase was primarily due to the CIT Merger, loan growth and higher yields on interest-earning assets, partially offset by higher rates paid on interest-bearing deposits and a decline in interest income on SBA-PPP loans.
•Net interest margin (“NIM”) for the year ended December 31, 2022 was 3.14%, an increase of 48 bps compared to 2.66% in 2021. The increase in NIM was primarily due to the increase in yield on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities.
•Provision for credit losses for the year ended December 31, 2022 was $645 million, compared to a benefit of $37 million in 2021. The provision for credit losses in 2022 included a provision of $513 million for non-purchased credit deteriorated (“Non-PCD”) loans, leases and unfunded commitments acquired in the CIT Merger (the “Day 2 provision for credit losses”). The 2022 provision for credit losses reflects the CIT Merger, loan growth, and deterioration in the economic outlook, partially offset by a change in portfolio mix. The net charge-off ratio for the year ended December 31, 2022 was 0.12%, compared to 0.03% for 2021.
•Noninterest income for the year ended December 31, 2022 was $2.14 billion, an increase of $1.63 billion compared to $508 million for 2021. The year ended December 31, 2022 includes a gain on acquisition of $431 million. The remaining increase was primarily due to the added activity from the CIT Merger, including rental income on operating lease equipment of $864 million.
•Noninterest expense for the year ended December 31, 2022 was $3.08 billion, an increase of $1.84 billion compared to $1.23 billion for 2021. The increase was primarily associated with the CIT Merger, including higher salaries and benefits of $637 million primarily due to the increase in employees, $534 million of depreciation and maintenance costs associated with operating lease equipment and an increase in merger-related expenses of $202 million.
•Select significant items for the year ended December 31, 2022 follow:
•Day 2 provision for credit losses of $513 million;
•Gain on acquisition of $431 million in noninterest income, representing the excess of the fair value of net assets acquired over the purchase price;
•Merger-related expenses of $231 million in noninterest expense;
•A reduction of $27 million in other noninterest expense related to the termination of certain post retirement plans assumed in the CIT Merger; and
•Income tax expense of $55 million related to the strategic decision to exit $1.25 billion of BOLI policies as discussed further below in the “Fourth Quarter Analysis” section of this MD&A.
Balance Sheet Highlights
•Total loans and leases at December 31, 2022 were $70.78 billion, an increase of $38.41 billion from December 31, 2021, primarily reflecting the addition of $32.71 billion from the CIT Merger. In addition, during 2022 we continued to see growth in our branch network, as well as growth in our Commercial Banking segment from a number of our industry verticals, such as healthcare and technology, equipment financing, and growth in both commercial and consumer mortgage loans.
•Total deposits at December 31, 2022 were $89.41 billion, an increase of $38.00 billion from December 31, 2021, reflecting the addition of $39.43 billion from the CIT Merger. Total deposits declined during the second and third quarters of 2022, reflecting the most rate sensitive customers moving funds in response to increases in the target federal funds rate. This decline in total deposits was primarily concentrated in branches acquired in the CIT Merger and the Commercial Banking segment. Deposits increased during the fourth quarter of 2022, primarily related to the Direct Bank, and the Corporate segment which includes brokered deposits. In the fourth quarter of 2022, increases in savings and time deposit accounts offset declines in noninterest-bearing demand accounts and money market accounts.
•At December 31, 2022, BancShares remained well-capitalized with a total risk-based capital ratio of 13.18%, a Tier 1 risk-based capital ratio of 11.06%, a common equity Tier 1 ratio of 10.08% and a Tier 1 leverage ratio of 8.99%.

Recent Economic and Industry Developments

Throughout 2022, the FOMC significantly raised its target for the federal funds rate in an effort to combat rising inflation. The FOMC raised interest rates at its respective meetings during 2022, as follows:

Table 2
FOMC 2022 Interest Rate Increases

Month	25 basis point increase	50 basis point increase	75 basis point increase
March	X
May, December		X
June, July, September, November			X

With the latest increase of 25 basis points at the January 2023 meeting, the FOMC raised their benchmark federal funds rate to a range between 4.50% - 4.75% and signaled possible further increases in 2023. The FOMC’s effort to control inflation has increased concerns over the possibility of a recession within the next twelve months. In addition, geopolitical events, including the ongoing conflict between Russia and Ukraine and related events, are likely to create additional upward pressure on inflation and weigh on economic activity. The timing and impact of inflation, continued volatility in the stock market, rising interest rates and possible recession will depend on future developments, which are highly uncertain and difficult to predict.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

NII is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. NII is affected by changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The following table presents the average balances, yields on interest-earning assets, rates on interest-bearing liabilities, and year-over-year changes in NII due to changes in: (i) volume (average balances of interest-earning assets and interest-bearing liabilities) and (ii) yields or rates.
•The change in NII due to volume is calculated as the change in average balance multiplied by the yield or rate from the prior year.
•The change in NII due to yield or rate is calculated as the change in yield or rate multiplied by the average balance from the prior year.
•The change in NII due to rate/volume change (i.e. portfolio mix) is calculated as the change in rate multiplied by the change in volume. This component is allocated between the changes in NII due to volume and yield or rate based on the ratio each component bears to the absolute value of their total.
•Tax equivalent net interest income was not materially different from NII, therefore we present NII in our analysis.

Table 3
Average Balances and Rates

dollars in millions	Year ended December 31
	2022			2021			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$66,634	$2,953	4.41%	$32,860	$1,295	3.91%	$1,479	$179	$1,658
Total investment securities	19,166	354	1.85%	10,611	145	1.37%	145	64	209
Interest-earning deposits at banks	7,726	106	1.38%	8,349	11	0.13%	(1)	96	95
Total interest-earning assets (2)	$93,526	$3,413	3.63%	$51,820	$1,451	2.78%	$1,623	$339	$1,962

Operating lease equipment, net	$7,982			$—
Cash and due from banks	512			350
Allowance for credit losses	(875)			(202)
All other noninterest-earning assets	7,788			3,015
Total assets	$108,933			$54,983

Interest-bearing deposits:
Checking with interest	$16,323	$29	0.15%	$11,258	$6	0.05%	$3	$20	$23
Money market	23,949	125	0.52%	9,708	10	0.10%	29	86	115
Savings	14,193	117	0.82%	3,847	1	0.03%	12	104	116
Time deposits	9,133	64	0.70%	2,647	16	0.63%	46	2	48
Total interest-bearing deposits	63,598	335	0.53%	27,460	33	0.12%	90	212	302
Borrowings:
Securities sold under customer repurchase agreements	590	1	0.19%	660	1	0.20%	—	—	—
Short-term FHLB borrowings	824	28	3.30%	—	—	—%	28	—	28
Short-term borrowings	1,414	29	2.00%	660	1	0.20%	28	—	28
Federal Home Loan Bank borrowings	1,414	43	2.96%	648	8	1.28%	17	18	35
Senior unsecured borrowings	1,348	25	1.87%	—	—	—%	25	—	25
Subordinated debt	1,056	33	3.15%	498	15	3.35%	19	(1)	18
Other borrowings	64	2	3.22%	80	4	1.23%	(3)	1	(2)
Long-term borrowings	3,882	103	2.64%	1,226	27	2.12%	58	18	76
Total borrowings	5,296	132	2.47%	1,886	28	1.45%	86	18	104
Total interest-bearing liabilities	$68,894	$467	0.68%	$29,346	$61	0.21%	$176	$230	$406

Noninterest-bearing deposits	$26,318			$20,798
Credit balances of factoring clients	1,153			—
Other noninterest-bearing liabilities	2,292			378
Stockholders' equity	10,276			4,461
Total liabilities and stockholders' equity	$108,933			$54,983

Interest rate spread (2)			2.95%			2.57%
Net interest income and net yield on interest-earning assets (2)		$2,946	3.14%		$1,390	2.66%
(1) Loans and leases include Non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2) The balance and rate presented is calculated net of average credit balances of factoring clients.

dollars in millions	Year ended December 31
	2021			2020			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$32,860	$1,295	3.91%	$31,605	$1,333	4.18%	$52	$(90)	$(38)
Total investment securities	10,611	145	1.37%	9,055	144	1.60%	23	(22)	1
Interest-earning deposits at banks	8,349	11	0.13%	2,691	7	0.25%	9	(5)	4
Total interest-earning assets (2)	$51,820	$1,451	2.78%	$43,351	$1,484	3.40%	$84	$(117)	$(33)

Operating lease equipment, net	$—			$—
Cash and due from banks	350			345
Allowance for credit losses	(202)			(211)
All other noninterest-earning assets	3,015			2,536
Total assets	$54,983			$46,021

Interest-bearing deposits:
Checking with interest	$11,258	$6	0.05%	$8,923	$6	0.07%	$2	$(2)	$—
Money market	9,708	10	0.10%	7,821	23	0.29%	4	(17)	(13)
Savings	3,847	1	0.03%	2,937	1	0.04%	—	—	—
Time deposits	2,647	16	0.63%	3,344	37	1.11%	(7)	(14)	(21)
Total interest-bearing deposits	27,460	33	0.12%	23,025	67	0.29%	(1)	(33)	(34)
Borrowings:
Securities sold under customer repurchase agreements	660	1	0.20%	632	1	0.25%	—	—	—
Short-term FHLB borrowings	—	—	—%	50	1	2.03%	(1)	—	(1)
Short-term borrowings	660	1	0.20%	682	2	0.38%	(1)	—	(1)
Federal Home Loan Bank borrowings	648	8	1.28%	642	9	1.34%	(1)	—	(1)
Senior unsecured borrowings	—	—	—%	—	—	—%	—	—	—
Subordinated debt	498	15	3.35%	446	16	3.60%	—	(1)	(1)
Other borrowings	80	4	1.23%	99	2	1.75%	3	(1)	2
Long-term borrowings	1,226	27	2.12%	1,187	27	2.22%	2	(2)	—
Total borrowings	1,886	28	1.45%	1,869	29	1.55%	1	(2)	(1)
Total interest-bearing liabilities	$29,346	$61	0.21%	$24,894	$96	0.38%	$—	$(35)	$(35)

Noninterest-bearing deposits	$20,798			$16,721
Credit balances of factoring clients	—			—
Other noninterest-bearing liabilities	378			452
Stockholders' equity	4,461			3,954
Total liabilities and stockholders' equity	$54,983			$46,021

Interest rate spread (2)			2.57%			3.02%
Net interest income and net yield on interest-earning assets (2)		$1,390	2.66%		$1,388	3.17%
(1), (2) See footnotes to previous table.

Year to Date 2022 compared to 2021
•NII for the year ended December 31, 2022 was $2.95 billion, an increase of $1.56 billion, or 112% compared to 2021. This increase was primarily due to the CIT Merger, loan growth and higher yields on interest-earning assets, partially offset by higher rates paid on interest-bearing deposits and a decline in interest income on SBA-PPP loans.
◦Interest income earned on loans and leases for the year ended December 31, 2022 was $2.95 billion, an increase of $1.66 billion compared to 2021. The increase was primarily due to the addition of $32.71 billion of loans and leases acquired in the CIT Merger, loan growth throughout the year as discussed further in the “Balance Sheet” section of this MD&A, and a higher yield, reflective of the higher rate environment.
◦Interest income earned on investment securities for the year ended December 31, 2022 was $354 million, an increase of $209 million compared to 2021. The increase was primarily due to the addition of $6.56 billion of investment securities acquired in the CIT Merger and a higher yield, reflective of the higher rate environment.
◦Interest income earned on interest-earning deposits at banks for the year ended December 31, 2022 was $106 million, an increase of $95 million compared to 2021, primarily reflecting higher interest rates.

◦Interest expense on interest-bearing deposits for the year ended December 31, 2022 was $335 million, an increase of $302 million compared to 2021. The increase was primarily due to the additional interest-bearing deposits assumed in the CIT Merger, which carried a higher average rate than legacy FCB deposits, the rising interest rate environment, and the need to offer competitive rates to maintain deposit levels.
◦Interest expense on borrowings for the year ended December 31, 2022 was $132 million, an increase of $104 million compared to 2021. The increase was primarily due to higher interest rates, additional FHLB borrowings, and the assumed borrowings in the CIT Merger. During the first quarter of 2022, we redeemed approximately $2.90 billion of the $4.54 billion debt assumed in the CIT Merger.
•NIM for the year ended December 31, 2022 was 3.14%, an increase of 48 bps from 2021, primarily due to the increase in yield on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities.
•Average interest-earning assets for the year ended December 31, 2022 were $93.53 billion, compared to $51.82 billion in 2021. The change was primarily due to the interest-earning assets of $42.34 billion acquired in the CIT Merger and the loan growth during the year.
•Average interest-bearing liabilities for the year ended December 31, 2022 were $68.89 billion. This was an increase from $29.35 billion in 2021, primarily due to the addition of deposits and borrowings from the CIT Merger. In addition, we increased FHLB borrowings during 2022 to supplement funding due to the decrease in deposits during the second and third quarters. With the growth in deposits in the fourth quarter, we were able to rebalance our funding mix of deposits and borrowings and reduced our FHLB borrowings. The rate paid on average interest-bearing liabilities for the year ended December 31, 2022 was 0.68%. This 47 bps increase was primarily due to the impact of the higher rate environment on both deposits and borrowings, and the higher costs of deposits and borrowings assumed in the CIT Merger.

The following table includes average interest earning assets by category.

Table 4
Average Interest-earning Asset Mix

	% of Total Interest-earning Assets
	Year ended December 31
	2022	2021	2020
Loans and leases	71%	63%	73%
Investment securities	21%	21%	21%
Interest-earning deposits at banks	8%	16%	6%
Total interest-earning assets	100%	100%	100%

The following table shows our average funding mix.

Table 5
Average Interest-bearing Liability Mix

	% of Total Interest-bearing Liabilities
	Year ended December 31
	2022	2021	2020
Total interest-bearing deposits	92%	94%	92%
Short-term borrowings	2%	2%	3%
Long-term borrowings	6%	4%	5%
Total interest-bearing liabilities	100%	100%	100%

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the year ended December 31, 2022 was $645 million, which included $551 million for loans and leases and $94 million for unfunded commitments, compared to a benefit of $37 million in 2021. The increase in 2022 was primarily due to the Day 2 provision for credit losses of $513 million, which was composed of a provision for loans and leases of $454 million (the “Day 2 provision for loans and leases”) and a provision for unfunded commitments of $59 million (the “Day 2 provision for unfunded commitments”), related to the CIT Merger. Loan growth during 2022 and deterioration in the economic outlook also contributed to the increase as further discussed in the “Credit Risk Management - ACL” section of this MD&A. The ACL is further discussed in the “Critical Accounting Estimates” and “Credit Risk Management - ACL” sections of this MD&A and in Note 5 — Allowance for Credit Losses.

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

Table 6
Noninterest Income

dollars in millions	Year ended December 31
	2022	2021	2020
Rental income on operating lease equipment	$864	$—	$—
Other noninterest income:
Fee income and other service charges	163	42	37
Wealth management services	142	129	103
Service charges on deposit accounts	100	95	88
Factoring commissions	104	—	—
Cardholder services, net	102	87	74
Merchant services, net	35	33	24
Insurance commissions	47	16	15
Realized gain on sale of investment securities available for sale, net	—	33	60
Fair value adjustment on marketable equity securities, net	(3)	34	29
Bank-owned life insurance	32	3	3
Gain on sale of leasing equipment, net	15	—	—
Gain on acquisition	431	—	—
Gain on extinguishment of debt	7	—	—
Other noninterest income	97	36	44
Total other noninterest income	1,272	508	477
Total noninterest income	$2,136	$508	$477

Rental Income on Operating Leases
Rental income from equipment we lease for the year ended December 31, 2022 was $864 million. Rental income is a new revenue source for BancShares in 2022 due to the CIT Merger. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the year ended December 31, 2022 was $1.27 billion, compared to $508 million in 2021. The $431 million gain on acquisition related to the CIT Merger was a significant component of the increase as further discussed in Note 2 — Business Combinations. The remaining increase was primarily due to the additional activity related to the CIT Merger, both complimentary to existing BancShares services and products, as well as expanding offerings with new items such as factoring services.

The comparison for the year ended December 31, 2022 to the year ended December 31, 2021 reflects increases and decreases among various noninterest income accounts. The more significant variances are explained below.
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $121 million, primarily reflecting the added CIT activity.
•Wealth management services increased by $13 million, primarily due to increases in advisory and transactions fees and assets under management.
•Service charges on deposit accounts increased by $5 million. While the volume of transactions was higher compared to 2021, the modest increase in service charges on deposit accounts was reflective of our eliminating NSF fees and lowering overdraft fees on consumer accounts beginning mid-year 2022.
•Factoring commissions totaled $104 million during 2022 on factoring volume of $26.13 billion.
•Cardholder services increased by $15 million and merchant services increased by $2 million, primarily due to increases in the volume of transactions processed.
•Insurance commissions increased by $31 million, reflecting activity related to the CIT Merger.
•Realized gains on sale of investment securities decreased by $33 million.
•The fair market value adjustment on marketable equity securities resulted in a $37 million decline in noninterest income, reflecting lower stock prices on equity securities.
•BOLI income increased by $29 million due to the added policies with the CIT Merger. However, management decided in late 2022 to surrender $1.25 billion of BOLI policies early, and redeploy that cash into higher earning assets. Therefore, BOLI income going forward will be lower than the 2022 level. A portion of the proceeds were collected in December, with the remainder expected to be received throughout 2023. Income tax expense of $55 million was recognized related to the early surrender of the BOLI policies. See Note 21 — Income Taxes and Note 10 — Other Assets.
•Gain on sale of leasing equipment totaled $15 million during 2022, primarily related to equipment sold in the Commercial Banking segment.
•The gain on extinguishment of debt primarily related to the redemption of approximately $2.90 billion of borrowings assumed in the CIT Merger, resulting in a $7 million gain.
•Other noninterest income consisted of items such as gain on sales of other assets including OREO, fixed assets and loans and non-marketable securities. The year ended December 31, 2022 included: $18 million of property tax income, net gain of $15 million related derivatives and foreign currency exchange, $14 million gain on sale of OREO property, $6 million gain on sale of a corporate aircraft acquired in the CIT Merger, and $5 million settlement gain related to returned leasing equipment.

NONINTEREST EXPENSE

Table 7
Noninterest Expense

dollars in millions	Year ended December 31
	2022	2021	2020
Depreciation on operating lease equipment	$345	$—	$—
Maintenance and other operating lease expenses	189	—	—
Operating expenses:
Salaries and benefits	1,396	759	722
Net occupancy expense	194	117	117
Equipment expense	216	119	116
Professional fees	57	20	17
Third-party processing fees	103	60	45
FDIC insurance expense	31	14	13
Marketing expense	53	10	10
Merger-related expenses	231	29	17
Intangible asset amortization	23	12	15
Other noninterest expense	237	94	117
Total operating expenses	2,541	1,234	1,189
Total noninterest expense	$3,075	$1,234	$1,189

Depreciation on Operating Lease Equipment
Depreciation expense on operating lease equipment is primarily related to rail equipment and small and large ticket equipment we own and lease to others. Periodically, depreciation expense could include adjustments to residual values. Operating lease activity is in the Rail and Commercial Banking segments. The useful lives of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Rail discussion in the section entitled “Results by Business Segments” of this MD&A for further details.

Maintenance and Other Operating Lease Expenses
Our Rail segment provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Maintenance and other operating lease expenses is recorded when incurred and totaled $189 million for the year ended December 31, 2022. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Maintenance and other operating lease expenses includes repair costs for railcars put back on lease and storage costs for cars coming off lease. Refer to the Rail discussion in the section entitled “Results by Business Segments” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and related employee benefits, occupancy, and equipment expense. Operating expenses for the year ended December 31, 2022 were $2.54 billion, an increase of $1.31 billion compared to $1.23 billion in 2021. The increase was primarily related to the CIT Merger due to factors such as higher employee headcount, higher merger-related expenses, more branches and office space, and additional technology systems as further described below.
•Salaries and benefits increased by $637 million, primarily reflecting higher salary expense due to the CIT Merger, as well as new hires, promotions and other salary adjustments, higher costs for temporary workers, and higher revenue-based incentive compensation, partially offset by lower employee benefit costs. The staff additions were the result of building out teams to support our move to large bank compliance, as well as to backfill vacancies.
•Net occupancy expense increased $77 million, reflecting added branches and office space from the CIT Merger. Net occupancy expense includes rent expense on leased office space and depreciation on buildings we own.
•Equipment expense increased $97 million, primarily reflecting the additional costs for the IT systems from the CIT Merger.
•Professional fees increased $37 million, primarily reflecting higher levels of accounting, consulting and legal costs associated with being a larger company.
•Third-party processing fees increased $43 million, primarily as a result of the CIT Merger and our continued investments in digital and technology to support revenue-generating businesses and improve internal processes.
•FDIC insurance expense increased $17 million, reflecting the additional deposits acquired in the CIT Merger.
•Marketing expense increased by $43 million, which includes marketing efforts related to the Direct Bank.
•Merger-related expenses increased by $202 million, and includes severance, retention, consulting and legal costs.
•Intangible amortization increased $11 million, as a result of additional amortization on core deposit intangibles related to the CIT Merger. See Note 2 — Business Combinations for additional information.
•Other noninterest expense for the year ended December 31, 2022 was $237 million, an increase of $143 million. The increase was primarily related to the impacts of the CIT Merger. Other expenses included costs related to insurance and other taxes (e.g. property tax), telecommunications, travel, consulting, foreclosure, collections, and appraisals. Some of the larger expense categories for the year ended December 31, 2022 included: insurance and taxes of $40 million, telecommunication expenses of $23 million, property tax expenses of $20 million and travel expenses of $17 million.

INCOME TAXES

Table 8
Income Tax Data

dollars in millions	Year ended December 31
	2022	2021	2020
Income before income taxes	$1,362	$701	$618
Income taxes	264	154	126
Effective tax rate	19.4%	22.0%	20.4%

BancShares’ global effective tax rate (“ETR”) was 19.4%, 22.0% and 20.4% for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in the income tax rate for the year ended December 31, 2022 from the year ended December 31, 2021 was primarily due to the non-taxable nature of the bargain purchase gain from the CIT Merger, partially offset by the surrender of certain BOLI policies. In the fourth quarter, BancShares made a strategic decision to exit $1.25 billion of BOLI policies. The surrender of the policies resulted in a total tax charge of $55 million.

The ETR is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the actual 2022 ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors.

BancShares has determined that the Inflation Reduction Act signed into law on August 16, 2022 effective for tax years beginning after December 31, 2022 is not expected to have a material impact on BancShares’ Consolidated Balance Sheets, Statements of Income, and Statements of Changes of Cash Flows.

See Note 21 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Prior to the CIT Merger, BancShares operated with centralized management and combined reporting and, therefore, BancShares operated as one consolidated reportable segment. BancShares began reporting multiple segments during the first quarter of 2022 and now reports General Banking, Commercial Banking, Rail, and Corporate segments. We conformed the comparative prior periods presented to reflect the new segments. The substantial majority of BancShares’ operations for historical periods prior to completion of the CIT Merger are included in the General Banking segment. The Commercial Banking and Rail segments primarily relate to operations acquired in the CIT Merger.

For detailed descriptions of each of the segment’s products and services, refer to Item 1. Business of this Annual Report on Form 10-K and Note 23 — Business Segments. Results in our segments reflect our funds transfer policy and allocation of expenses. Items not allocated to any of the three operating segments and, when applicable, certain select items, are reflected in the Corporate segment.

General Banking
The General Banking segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels. We offer a full suite of deposit products, loans, cash management, wealth, payments and various other fee-based services.

Table 9
General Banking: Financial Data and Metrics

dollars in millions	Year ended December 31
Earnings Summary	2022	2021	2020
Net interest income	$1,942	$1,447	$1,391
Provision (benefit) for credit losses	11	(37)	58
Net interest income after provision (benefit) for credit losses	1,931	1,484	1,333
Noninterest income	472	433	379
Noninterest expense	1,570	1,179	1,146
Income before income taxes	833	738	566
Income tax expense	204	162	116
Net income	$629	$576	$450
Select Period End Balances
Loans and leases	$42,930	$31,820	$32,235
Deposits	84,361	51,344	43,391

Results for 2022 include additional activity from the CIT Merger.

The increase in net income for the year ended December 31, 2022 was due to higher NII and noninterest income, partially offset by higher provision for credit losses and noninterest expense. NII increased due to the added earning assets from the CIT Merger, as well as solid loan growth during the year. The increase in the provision for credit losses reflects the higher loans and leases, due to the CIT Merger and growth, as well as moderate deterioration in the macroeconomic forecasts. Noninterest expense increased reflecting the CIT Merger, and items discussed in the consolidated section entitled “Noninterest Expenses” of this MD&A.

The increase in loans and leases at December 31, 2022 reflected the additional residential mortgages and consumer loans acquired in the CIT Merger, partially offset by run-off of SBA-PPP loans. Subsequent to the CIT Merger, loans and leases increased, reflecting strong demand through our branch network. Growth was primarily concentrated in commercial and business loans. Our consumer mortgage loans grew modestly, reflecting lower prepayments and originating loans (primarily adjustable rate mortgage products) that were held on-balance sheet.

Deposits include deposits from the branch, Direct Bank, and CAB channels. The additional branches acquired in the CIT Merger were mostly in California. The increase in deposits at December 31, 2022 was reflective of deposits acquired in the CIT Merger. Subsequent to the CIT Merger, deposits declined during the second and third quarters, reflecting lower money market accounts, partially offset by an increase in savings accounts. Deposits grew in the fourth quarter of 2022, primarily due to growth in savings accounts and time deposits, partially offset by a decline in noninterest checking.

For further information, refer to the discussions in the “Net Interest Income,” “Net Interest Margin” and “Balance Sheet Analysis—Interest-Bearing Liabilities—Deposits” sections of this MD&A.

Commercial Banking
The Commercial Banking segment provides a range of lending, leasing, capital markets, asset management and other financial and advisory services primarily to small and middle market companies in a wide range of industries.

Table 10
Commercial Banking: Financial Data and Metrics

dollars in millions	Year ended December 31
Earnings Summary	2022	2021	2020
Net interest income	$889	$17	$15
Provision for credit losses	121	—	—
Net interest income after provision for credit losses	768	17	15
Noninterest income	521	—	—
Noninterest expense	746	3	3
Income before income taxes	543	14	12
Income tax expense	128	3	2
Net income	$415	$11	$10
Select Period End Balances
Loans and leases	$27,773	$552	$554
Deposits	3,225	62	40
Results for 2022 primarily reflected activity from the legacy CIT commercial businesses.

The increase in net income for the year ended December 31, 2022 was due to higher NII and noninterest income, partially offset by higher provision for credit losses and noninterest expense. The provision for credit losses reflects moderate deterioration in the macroeconomic forecasts and loan portfolio growth. Net interest income increased due to the added earning assets from the CIT Merger, as well as solid loan growth during the year. Noninterest income included rental income on operating lease equipment acquired in the CIT Merger of $212 million. Noninterest expense included operating expenses, and depreciation on operating lease equipment of $169 million for the year ended December 31, 2022. Operating expenses for the year ended December 31, 2022 included items discussed previously in the “Noninterest Expense” section of this MD&A.

The increases in loans and leases and deposits at December 31, 2022 were primarily due to those acquired in the CIT Merger. Subsequent to the CIT Merger, loans and leases increased, reflecting growth related to equipment finance, as well as from a number of our industry verticals, such as healthcare and technology. This segment also includes our factoring business acquired in the CIT Merger.

For further information, refer to the discussions in the “Net Interest Income,” “Net Interest Margin” and “Balance Sheet Analysis—Interest-Bearing Liabilities—Deposits” sections of this MD&A.

Rail
Our Rail segment offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and center beams and flat cars for lumber. Revenues are primarily generated from rental income on operating leases.

Table 11
Rail: Financial Data and Metrics

dollars in millions	Year ended December 31
Earnings Summary	2022	2021	2020
Rental income on operating lease equipment	$652	$—	$—
Depreciation on operating lease equipment	176	—	—
Maintenance and other operating lease expenses	189	—	—
Adjusted rental income on operating lease equipment(1)	287	—	—
Interest expense, net	80	—	—
Noninterest income	5	—	—
Operating expenses	63	—	—
Income before income taxes	149	—	—
Income tax expense	37	—	—
Net income	$112	$—	$—
Select Period End Balances
Operating lease equipment, net	$7,433	$—	$—
(1) Adjusted rental income on operating lease equipment is a non-GAAP measure. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the GAAP measure (segment net income) to the non-GAAP measure (adjusted rental income on operating lease equipment).

Net income and adjusted rental income on operating lease equipment are utilized to measure the profitability of our Rail segment. Adjusted rental income on operating lease equipment reflects rental income on operating lease equipment less depreciation, maintenance and other operating lease expenses. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Net income and adjusted rental income on operating lease equipment for the year ended December 31, 2022 was $112 million and $287 million, respectively. Railcar depreciation is recognized on a straight-line basis over the estimated service life of the asset. Maintenance and other operating lease expenses reflect costs for railcars put back on lease. Other noninterest income included a $5 million settlement gain related to returned lease equipment.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 130% of the average prior or expiring lease rate during the fourth quarter. Our railcar utilization, including commitments to lease, at December 31, 2022 was 97.7%.

Portfolio
Rail customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater), other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at December 31, 2022 consisted of approximately 119,200 railcars, up slightly from approximately 118,700 railcars acquired in the CIT Merger. The following table reflects the proportion of railcars by type based on units and net investment, respectively:

Table 12
Operating lease Railcar Portfolio by Type (units and net investment)

	December 31, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	43%	41%
Tank Cars	29%	40%
Mill/Coil Gondolas	8%	6%
Coal	8%	1%
Boxcars	6%	6%
Other	6%	6%
Total	100%	100%

Table 13
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	December 31, 2022
Manufacturing	$3,016	41%
Rail	1,981	27%
Wholesale	1,101	15%
Oil and gas extraction / services	552	7%
Energy and utilities	242	3%
Other	541	7%
Total	$7,433	100%

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. For descriptions of items not allocated, see Item 1 Business, and Note 23 — Business Segments.

Table 14
Corporate: Financial Data and Metrics

dollars in millions	Year ended December 31
Earnings Summary	2022	2021	2020
Net interest income (expense)	$195	$(74)	$(18)
Provision for credit losses	513	—	—
Net interest income (expense) after provision for credit losses	(318)	(74)	(18)
Noninterest income	486	75	98
Noninterest expense	331	52	40
Income (loss) before income taxes	(163)	(51)	40
Income tax expense (benefit)	(105)	(11)	8
Net income (loss)	$(58)	$(40)	$32

Results for the year ended December 31, 2022 were primarily due to impacts from the CIT Merger, as well as net benefit from rising rates on NII. Merger-related items included the Day 2 provision for credit losses of $513 million, a gain on acquisition of $431 million in noninterest income, $231 million of merger-related expenses, a reduction of $27 million in other noninterest expense related to the termination of certain post retirement plans assumed in the CIT Merger, and income tax expense of $55 million related to the strategic decision to surrender $1.25 billion of BOLI policies. The income tax rate also reflects the impact of the non-taxable gain on acquisition.

BALANCE SHEET ANALYSIS

INTEREST-EARNING ASSETS
Interest-earning assets include interest-earning deposits at banks, investment securities, assets held for sale and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets, while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-earning deposits at banks at December 31, 2022 totaled $5.03 billion. This was a decrease from $9.12 billion at December 31, 2021. The decline related to loan growth, the decline in total deposits, and $1.24 billion used for share repurchases. While the CIT Merger added approximately $2.87 billion of interest-earning deposits at banks as of the Merger Date, that amount was offset by the use of cash for the redemption in February of approximately $2.90 billion of debt assumed in the CIT Merger.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into interest-earning deposits at banks. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-earning deposits at banks to decline and use proceeds from maturing securities and prepayments to fund loan growth. See Note 1 — Significant Accounting Policies and Basis of Presentation and Note 3 — Investment Securities for additional disclosures regarding investment securities.

The carrying value of investment securities at December 31, 2022 totaled $19.37 billion. The increase from $13.11 billion at December 31, 2021 primarily reflected the CIT Merger, which added $6.56 billion. The remaining activity during 2022 included purchases of $2.74 billion, maturities and paydowns of $2.07 billion, and other non-cash items, such as fair value changes and amortization.

BancShares’ portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities and corporate bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of December 31, 2022, investment securities available for sale had a net pre-tax unrealized loss of $972 million, compared to a net pre-tax unrealized loss of $12 million as of December 31, 2021. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Management evaluated the investment securities available for sale in an unrealized loss position and concluded that the unrealized losses related to changes in interest rates relative to when the securities were purchased, and that no ACL for investment securities available for sale was needed at December 31, 2022 and 2021.

BancShares’ portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury Notes and government agency securities described above, as well as securities issued by the Supranational Entities and Multilateral Development Banks and FDIC guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities and Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, BancShares management determined that no ACL was needed for investment securities held to maturity at December 31, 2022 and 2021.

Table 15 presents the major categories of investment securities at December 31, 2022, and 2021.

Table 15
Investment Securities

dollars in millions	December 31, 2022			December 31, 2021
	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale:
U.S. Treasury	10.6%	$2,035	$1,898	15.4%	$2,007	$2,005
Government agency	0.9%	164	162	1.7%	221	221
Residential mortgage-backed securities	26.8%	5,424	4,795	36.2%	4,757	4,729
Commercial mortgage-backed securities	9.0%	1,774	1,604	12.6%	1,648	1,640
Corporate bonds	3.0%	570	536	4.7%	582	608
Total investment securities available for sale	50.3%	$9,967	$8,995	70.6%	$9,215	$9,203
Investment in marketable equity securities	0.5%	$75	$95	0.7%	$73	$98
Investment securities held to maturity:
U.S. Treasury	2.4%	$474	$424	—%	$—	$—
Government agency	7.6%	1,548	1,362	—%	—	—
Residential mortgage-backed securities	21.7%	4,605	3,882	17.7%	2,322	2,306
Commercial mortgage-backed securities	16.1%	3,355	2,871	11.0%	1,485	1,451
Supranational securities	1.4%	295	254	—%	—	—
Other	—%	2	2	—%	2	2
Total investment securities held to maturity	49.2%	$10,279	$8,795	28.7%	$3,809	$3,759
Total investment securities	100.0%	$20,321	$17,885	100.0%	$13,097	$13,060
(1) Calculated as a percentage of the total fair value of investment securities.

Table 16 presents the weighted average yields for investment securities available for sale and held to maturity at December 31, 2022, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.

Table 16
Weighted Average Yield on Investment Securities

	December 31, 2022
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	3.50%	0.96%	—%	—%	1.00%
Government agency	3.86%	3.62%	3.42%	3.80%	3.45%
Residential mortgage-backed securities	1.65%	2.38%	3.90%	1.83%	1.87%
Commercial mortgage-backed securities	3.75%	3.55%	4.67%	2.56%	2.74%
Corporate bonds	5.00%	6.73%	5.34%	4.67%	5.47%
Total investment securities available for sale	3.72%	1.43%	4.74%	2.00%	2.08%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	0.44%	1.38%	1.79%	—%	1.49%
Residential mortgage-backed securities(1)	—%	8.44%	2.63%	1.90%	1.90%
Commercial mortgage-backed securities(1)	—%	—%	2.13%	2.65%	2.65%
Supranational securities	—%	1.35%	1.68%	—%	1.56%
Other	0.34%	0.20%	—%	—%	0.32%
Total investment securities held to maturity	0.44%	1.37%	1.76%	2.21%	2.05%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at December 31, 2022. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Certain residential mortgage loans and commercial loans are originated with the intent to be sold to investors or lenders, respectively, and are recorded in assets held for sale at fair value. In addition, BancShares may change its strategy for certain loans initially held for investment and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at fair value.

Assets held for sale at December 31, 2022 were $60 million, a decrease of $39 million compared to $99 million at December 31, 2021. The decrease is primarily related to the sale of residential mortgage loans held for sale during 2022, partially offset by the increase in commercial loans held for sale.

Table 17
Assets Held for Sale

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
Commercial	$48	$—	$—
Consumer	4	99	125
Loans and leases	52	99	125
Operating lease equipment	8	—	—
Total assets held for sale	$60	$99	$125

Loans and Leases
Loans and leases held for investment at December 31, 2022 were $70.78 billion, an increase of $38.41 billion from $32.37 billion at December 31, 2021, primarily reflecting the addition of $32.71 billion from the CIT Merger. In addition, during 2022 we continued to see loan growth in our branch network, as well as growth in our Commercial Banking segment related to equipment finance, as well as from a number of our industry verticals, such as healthcare and technology, and growth in both commercial mortgage loans and consumer mortgage loans.

Upon completion of the CIT Merger, we re-evaluated our loan classes to reflect the risk characteristics of the combined portfolio. BancShares reports its commercial loan portfolio in the following classes: commercial construction, owner occupied commercial mortgage, non-owner occupied commercial mortgage, commercial and industrial, and leases. The consumer portfolio includes residential mortgage, revolving mortgage, consumer auto and consumer other. Commercial loans at December 31, 2022 were $53.46 billion compared to $22.59 billion at December 31, 2021, representing 76% and 70% of total loans and leases, respectively. Consumer loans at December 31, 2022 were $17.33 billion, compared to $9.79 billion at December 31, 2021, representing 24% and 30% of total loans and leases, respectively.

Table 18
Loans and Leases

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
Commercial:
Commercial construction	$2,804	$1,238	$1,095
Owner occupied commercial mortgage	14,473	12,099	11,313
Non-owner occupied commercial mortgage	9,902	3,041	3,067
Commercial and industrial	24,105	5,937	7,091
Leases	2,171	271	334
Total commercial	$53,455	$22,586	$22,900
Consumer:
Residential mortgage	13,309	6,088	5,996
Revolving mortgage	1,951	1,818	2,087
Consumer auto	1,414	1,332	1,256
Consumer other	652	548	553
Total consumer	$17,326	$9,786	$9,892
Total loans and leases	70,781	32,372	32,792
Less allowance for credit losses	922	178	225
Net loans and leases	$69,859	$32,194	$32,567

The unamortized discount related to acquired loans was $118 million and $40 million at December 31, 2022 and 2021, respectively, as further discussed in Note 4 — Loans and Leases.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio is mostly comprised of rail assets. The operating lease portfolios were acquired in the CIT Merger. See the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details on the rail portfolio.

Table 19
Operating Lease Equipment

dollars in millions	December 31, 2022
Railcars and locomotives(1)	$7,433
Other equipment	723
Total(1)	$8,156
(1)Includes off-lease rail equipment of $457 million at December 31, 2022.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, subordinated debt, and other borrowings. Interest-bearing liabilities at December 31, 2022 totaled $71.13 billion, compared to $31.79 billion at December 31, 2021. The increase from December 31, 2021 was mostly due to deposits and borrowings from the CIT Merger and higher FHLB borrowings, partially offset by current year activity that included a decline in total deposits and the redemption of assumed debt during the first quarter. See Note 2 — Business Combinations for details on deposits and borrowings associated with the CIT Merger.

Deposits
Total deposits at December 31, 2022 were $89.41 billion, an increase of $38.00 billion compared to December 31, 2021, reflecting the addition of $39.43 billion from the CIT Merger. Total deposits declined during the second quarter and third quarters of 2022, reflecting the most rate sensitive customers moving funds in response to increases in the target federal funds rate. This decline in total deposits was primarily concentrated in branches acquired in the CIT Merger and the Commercial Banking segment. Deposits increased during the fourth quarter of 2022, primarily related to the Direct Bank and the Corporate segment which includes brokered deposits. In the fourth quarter of 2022, increases in savings and time deposit accounts offset declines in noninterest-bearing demand accounts and money market accounts.

Interest-bearing deposits totaled $64.49 billion and $30.00 billion at December 31, 2022 and 2021, respectively. Noninterest-bearing deposits totaled $24.92 billion and $21.41 billion at December 31, 2022 and 2021, respectively.

The reduction in deposits since the CIT Merger were primarily concentrated in acquired higher cost channels. As part of the CIT Merger, we acquired the Digital Bank and an HOA deposit channel.

Table 20
Deposits

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
Noninterest-bearing demand	$24,922	$21,405	$18,014
Checking with interest	16,202	12,694	10,592
Money market	21,040	10,590	8,633
Savings	16,634	4,236	3,304
Time	10,610	2,481	2,889
Total deposits	$89,408	$51,406	$43,432

We strive to maintain a strong liquidity position, and therefore a focus on deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers. As economic conditions change, we recognize that our liquidity position could be adversely affected if bank deposits are withdrawn. Our ability to fund future loan growth is significantly dependent on our success in retaining existing deposits and generating new deposits at a reasonable cost.

Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to our regulators. We estimate total uninsured deposits were $29.13 billion and $22.95 billion at December 31, 2022 and 2021, respectively. Table 21 provides the expected maturity of time deposits in excess of $250,000, the FDIC insurance limit, as of December 31, 2022.

Table 21
Maturities of Time Deposits In Excess of $250,000

dollars in millions	December 31, 2022
Time deposits maturing in:
Three months or less	$186
Over three months through six months	195
Over six months through 12 months	1,158
More than 12 months	619
Total	$2,158

Borrowings
Total borrowings at December 31, 2022 were $6.65 billion, compared to $1.78 billion at December 31, 2021. The increase from December 31, 2021 reflected $4.54 billion of debt assumed in the CIT Merger, partially offset by a debt redemption of approximately $2.90 billion in February of 2022. The increase also reflected higher FHLB borrowings, which replaced net declines in interest-bearing deposits in the second and third quarters of 2022, and helped fund loan growth. We made net repayments of FHLB borrowings in the fourth quarter of 2022 following an increase in deposits. FHLB borrowings were $4.25 billion at December 31, 2022, including $1.75 billion in short-term borrowings and $2.50 billion in long-term borrowings. Total FHLB borrowings increased $3.61 billion compared to $645 million at December 31, 2021. Refer to the “Liquidity Risk” section below for more information on FHLB borrowings.

Table 22 presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs.

Table 22
Borrowings

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
Securities sold under customer repurchase agreements	$436	$589	$641
Federal Home Loan Bank borrowings (1)
Floating rate notes due through September 2025	4,250	—	—
Fixed rate notes due through March 2032	—	645	655
Senior Unsecured Borrowings
3.929% fixed-to-floating rate notes due June 2024 (2)	505	—	—
2.969% fixed-to-floating rate notes due September 2025 (2)	320	—	—
6.000% fixed rate notes due April 2036 (2)	59	—	—
Subordinated debt
6.125% fixed rate notes due March 2028 (2)	469	—	—
4.125% fixed-to-fixed rate notes due November 2029 (2)	102	—	—
3.375% fixed-to-floating rate notes due March 2030	348	347	347
Macon Capital Trust I - floating rate debenture due March 2034	14	14	14
SCB Capital Trust I - floating rate debenture due April 2034	10	10	10
FCB/SC Capital Trust II - floating rate debenture due June 2034	18	18	18
FCB/NC Capital Trust III - floating rate debenture due June 2036	88	88	88
Other subordinated debt	—	—	28
Total subordinated debt	1,049	477	505
Other borrowings	26	73	89
Total borrowings	$6,645	$1,784	$1,890
(1) Includes $1.75 billion in short-term borrowings and $2.50 billion in long-term borrowings at December 31, 2022. All FHLB borrowings outstanding at December 31, 2021 and 2020 were in long-term borrowings.
(2) Denotes outstanding debt assumed in the CIT Merger.

See Note 13 — Borrowings for further information on the various components. Also see “Liquidity Risk” later in this MD&A.

RISK MANAGEMENT

Risk is inherent in any business. BancShares has defined a moderate risk appetite, a balanced approach to risk taking, with a philosophy which does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework and Statement, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge and oversight by management committees. Our Board strives to ensure that risk management is a part of our business culture and that our policies and procedures for identifying, assessing, monitoring, and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through its Risk Committee.

The Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Risk Committee is directed to monitor and advise the full Board regarding risk exposures, including Credit, Market, Capital, Liquidity, Operational, Compliance, Asset, Strategic and Reputational risks; review, approve, and monitor adherence to the Risk Appetite Statement and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Risk Management Framework and Risk Appetite Framework and Statement. The Risk Committee also reviews reports of examination by and communications from regulatory agencies, the results of internal and third party testing and qualitative and quantitative assessments related to risk management, and any other matters within the scope of the Risk Committee’s oversight responsibilities. The Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, compensation risk management and other areas of joint responsibility.

In combination with other risk management and monitoring practices, enterprise-wide stress testing activities are conducted within a defined framework. Stress tests are performed for various risks to ensure the financial institution can support continued operations during stressed periods.

BancShares monitors and stress tests its capital and liquidity consistent with the safety and soundness expectations of the federal regulators. Refer to the “Regulatory Considerations” section of Item 1. Business included in this Annual Report on Form 10-K for further discussion.

BancShares returned to business as usual operations and lifted internal COVID-19 related restrictions in early April of 2022. Monitoring of associated credit and operational risks is integrated into normal risk monitoring activities.

BancShares has been assessing the emerging impacts of the international tensions that could impact the economy and exacerbate headwinds of rising inflation, elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the condition continues to exist. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. Economic data has been mixed and markets have experienced elevated levels of volatility in 2022. Key indicators will continue to be monitored and impacts assessed as part of our ongoing risk management framework.

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

Our ACL estimate as of December 31, 2022, included extensive reviews of the changes in credit risk associated with the uncertainties around economic forecasts. These loss estimates additionally considered BancShares industry risk, historically strong credit quality and actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen significant deterioration as of December 31, 2022. Our ACL methodology is discussed further in Note 1 — Significant Accounting Policies and Basis of Presentation.

Commercial Lending and Leasing
BancShares employs a dual ratings system where each commercial loan is assigned a probability of default (“PD”) and loss given default (“LGD”) rating using scorecards developed to rate each type of transaction incorporating assessments of both quantitative and qualitative factors. When commercial loans and leases are graded during underwriting, or when updated periodically thereafter, a model is run to generate a preliminary risk rating. These models incorporate both internal and external historical default and loss data to develop loss rates for each risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts and circumstances, that in management’s judgment, warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

Consumer Lending
Consumer lending begins with an evaluation of a consumer borrower’s credit profile against published standards. Credit decisions are made after analyzing quantitative and qualitative factors, including borrower’s ability to repay the loan, collateral values, and considering the transaction from a judgmental perspective.

Consumer products use traditional and measurable standards to document and assess the creditworthiness of a loan applicant. Credit standards follow industry standard documentation requirements. Performance is largely evaluated based on an acceptable pay history along with a quarterly assessment which incorporates current market conditions. Loans may also be monitored during quarterly reviews of the borrower’s refreshed credit score. When warranted, an additional review of the loan-to-value of the underlying collateral may be conducted.

Allowance for Credit Losses
The ACL at December 31, 2022 was $922 million, an increase of $744 million compared to $178 million at December 31, 2021. The ACL as a percentage of total loans and leases at December 31, 2022 was 1.30%, compared to 0.55% at December 31, 2021. The increase in the ACL is primarily due to the impact of the CIT Merger, including the initial ACL for PCD loans and leases (the “Initial PCD ACL”) of $272 million and the Day 2 provision for loans and leases of $454 million related to Non-PCD loans and leases. The increase was also related to loan growth and deterioration in the economic outlook that impacts the macroeconomic variables utilized by our ACL models, including gross domestic product (“GDP”), home price index, commercial real estate index, corporate profits, and credit spreads. In contemplation of additional uncertainty, primarily based on the elevated levels of inflation and its impact on other macroeconomic variables such as interest rates, which could in turn impact home prices, commercial real estate values, and other variables, we do not believe the current baseline scenario fully incorporates the potential downside impacts of future macroeconomic deterioration, so an additional weighting on the downside scenario was incorporated into the estimate. Our ACL methodology is discussed in Note 1 — Significant Accounting Policies and Basis of Presentation.

The ACL for commercial and consumer loans and leases increased $709 million and $35 million, respectively, at December 31, 2022 compared to December 31, 2021. The main reasons for the increases are addressed in the paragraph above.

Table 23
Allowance for Credit Losses

dollars in millions	Year Ended December 31, 2022
	Commercial	Consumer	Total
Balance at January 1, 2022	$80	$98	$178
Initial PCD ACL(1)	258	14	272
Day 2 provision for loans and leases	432	22	454
Provision (benefit) for credit losses - loans and leases	101	(4)	97
Total provision for credit losses - loans and leases	533	18	551
Charge-offs(1)	(126)	(20)	(146)
Recoveries	44	23	67
Balance at December 31, 2022	$789	$133	$922
Net charge-off ratio			0.12%
Net charge-offs (recoveries)	$82	$(3)	$79
Average loans			$67,730
Percent of loans in each category to total loans	76%	24%	100%

	Year Ended December 31, 2021
	Commercial	Consumer	Total
Balance at January 1, 2021	$92	$133	$225
Benefit for credit losses - loans and leases	(7)	(30)	(37)
Charge-offs	(18)	(18)	(36)
Recoveries	13	13	26
Balance at December 31, 2021	$80	$98	$178
Net charge-off ratio			0.03%
Net charge-offs	$5	$5	$10
Average loans			$32,750
Percent of loans in each category to total loans	70%	30%	100%

	Year Ended December 31, 2020
	Commercial	Consumer	Total
Balance at December 31, 2019	$150	$75	$225
Adoption of ASC 326	(84)	46	(38)
Balance after adoption of ASC 326	66	121	187
Provision for credit losses - loans and leases	34	24	58
Initial balance on PCD loans	1	1	2
Charge-offs	(20)	(25)	(45)
Recoveries	11	12	23
Balance at December 31, 2020	$92	$133	$225
Net charge-off ratio			0.07%
Net charge-offs	$9	$13	$22
Average loans			$31,417
Percent of loans in each category to total loans	70%	30%	100%
(1) The Initial PCD ACL related to the CIT Merger was $272 million, net of an additional $243 million for loans that CIT charged-off prior to the Merger Date (whether full or partial), which met BancShares’ charge-off policy at the Merger Date.

Net charge-offs for the year ended December 31, 2022 and 2021 were $79 million (net charge-off ratio of 0.12%) and $10 million (net charge-off ratio of 0.03%), respectively. The increase in net charge-offs in 2022 was primarily related to the Commercial Banking segment.

The following table presents trends in the ACL ratios.

Table 24
ACL Ratios

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
Allowance for credit losses	$922	$178	$225
Total loans and leases	$70,781	$32,372	$32,792
Allowance for credit losses to total loans and leases:	1.30%	0.55%	0.68%
Commercial loans and leases:
Allowance for credit losses - commercial	$789	$80	$92
Commercial loans and leases	$53,455	$22,586	$22,900
Commercial allowance for credit losses to commercial loans and leases:	1.48%	0.35%	0.40%
Consumer loans:
Allowance for credit losses - consumer	$133	$98	$133
Consumer loans	$17,326	$9,786	$9,892
Consumer allowance for credit losses to consumer loans:	0.77%	1.01%	1.34%

The reserve for unfunded loan commitments was $106 million at December 31, 2022, an increase of $94 million compared to $12 million at December 31, 2021. The increase is primarily due to the Day 2 provision for unfunded commitments of $59 million related to the CIT Merger. The increase is also due to an increase in off-balance sheet commitments and deterioration in the economic outlook that impacts the macroeconomic variables utilized by our ACL models. The additional off-balance sheet commitments primarily reflect loan commitments or lines of credit, and DPAs associated with factoring. See Note 24 — Commitments and Contingencies for information relating to off-balance sheet commitments and Note 5 — Allowance for Credit Losses for a roll forward of the ACL for unfunded commitments.

The following table presents the ACL by loan class for the years ending December 31, 2022, 2021, and 2020.

Table 25
ACL by Loan Class

	December 31, 2022		December 31, 2021		December 31, 2020
dollars in millions:	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans
Commercial
Commercial construction	$40	1.43%	$5	0.44%	$8	0.69%
Owner occupied commercial mortgage	61	0.42	28	0.23	32	0.28
Non-owner occupied commercial mortgage	181	1.83	16	0.52	24	0.79
Commercial and industrial	476	1.98	29	0.49	26	0.37
Leases	31	1.41	2	0.76	2	0.61
Total commercial	789	1.48	80	0.35	92	0.40
Consumer
Residential mortgage	74	0.55	39	0.63	55	0.92
Revolving mortgage	13	0.67	18	1.02	29	1.38
Consumer auto	5	0.37	5	0.43	9	0.75
Consumer other	41	6.32	36	6.60	40	7.13
Total consumer	133	0.77	98	1.01	133	1.34
Total Allowance for Credit Losses	$922	1.30%	$178	0.55%	$225	0.68%

Credit Metrics
Non-performing Assets
Non-performing assets include non-accrual loans and leases and OREO. Non-performing assets at December 31, 2022 totaled $674 million, compared to $161 million at December 31, 2021. The increase from December 31, 2021 was mostly due to the non-owner occupied commercial real estate portfolio acquired in the CIT Merger.

Nonperforming assets include both Non-PCD and PCD loans. Non-PCD loans are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectable. When Non-PCD loans are placed on nonaccrual, all previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. Non-PCD loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time as to both principal and interest and there is no longer concern as to the collectability of principal and interest. Accretion of income for PCD loans is discontinued when we are unable to estimate the amount or timing of cash flows. PCD loans may begin or resume accretion of income when information becomes available that allows us to estimate the amount and timing of future cash flows.

OREO includes foreclosed property and branch facilities that we have closed but not sold. Net book values of OREO are reviewed at least annually to evaluate reasonableness of the carrying value. The level of review is dependent on the value and type of the collateral, with higher value and more complex properties receiving a more detailed review. Changes to the value of the assets between scheduled valuation dates are monitored through communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.
Since OREO is carried at the lower of cost or market value, less estimated selling costs, book value adjustments are only recorded when fair values have declined. Decisions regarding write-downs are based on factors including appraisals, previous offers received on the property, market conditions and the number of days the property has been on the market.
The following table presents total nonperforming assets.

Table 26
Non-Performing Assets

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
Non-accrual loans:
Commercial loans	$529	$45	$70
Consumer loans	98	76	121
Total non-accrual loans	627	121	191
Other real estate owned	47	40	51
Total non-performing assets	$674	$161	$242

Allowance for credit losses to total loans and leases	1.30%	0.55%	0.68%
Ratio of total non-performing assets to total loans, leases and other real estate owned	0.95%	0.49%	0.74%
Ratio of non-accrual loans and leases to total loans and leases	0.89%	0.37%	0.58%
Ratio of allowance for credit losses to non-accrual loans and leases	146.88%	148.37%	117.15%

Non-accrual loans and leases at December 31, 2022 were $627 million, an increase of $506 million since December 31, 2021. The increases in non-accrual loans from December 31, 2021 was primarily due to non-owner occupied commercial real estate portfolio and other loans acquired in the CIT Merger. The commercial non-accruals increased during the fourth quarter as a result of an increase in the non-owner occupied commercial real estate portfolio, and more specifically related to general office exposure in the Commercial Banking segment. See Note 4 — Loans and Leases for tabular presentation of non-accrual loans by loan class. Non-accrual loans and leases as a percentage of total loans and leases was 0.89% and 0.37% at December 31, 2022 and December 31, 2021, respectively. OREO at December 31, 2022 totaled $47 million, representing an increase of $7 million since December 31, 2021. Non-performing assets as a percentage of total loans, leases and OREO at December 31, 2022 was 0.95% compared to 0.49% at December 31, 2021.

Past Due Accounts
The percentage of loans 30 days or more past due at December 31, 2022 was 1.22% of loans, compared to 0.43% at December 31, 2021. Delinquency status of loans is presented in Note 4 — Loans and Leases.

Troubled Debt Restructurings
A loan is considered a troubled debt restructuring (“TDR”) when both of the following occur: (1) a modification to a borrower’s debt agreement is made and (2) a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include deferrals of interest, modifications of payment terms, or, in certain limited instances, forgiveness of principal or interest. Acquired loans are classified as TDRs if a modification is made subsequent to acquisition. We further classify TDRs as performing and nonperforming. Performing TDRs accrue interest at the time of restructure and continue to perform based on the restructured terms. Nonperforming TDRs do not accrue interest and are included with other nonperforming assets within nonaccrual loans and leases in Table 26 above.

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

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify accounting and reporting expectations for loan modifications in determining TDR designation for borrowers experiencing COVID-19-related financial difficulty. BancShares applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19, and in most cases, did not record these as TDRs. Beginning January 1, 2022, this guidance was no longer applied.

Table 27
Troubled Debt Restructurings

dollars in millions	December 31, 2022			December 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Accruing TDRs	$98	$52	$150	$97	$49	$146
Non-accruing TDRs	49	22	71	21	25	46
Total TDRs	$147	$74	$221	$118	$74	$192

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This pronouncement eliminates the recognition and measurement guidance on TDRs and is effective for BancShares as of January 1, 2023. See “Recent Accounting Pronouncements” in this MD&A and Note 1 — Significant Accounting Policies and Basis of Presentation for further information.

Concentration Risk
We maintain a well-diversified loan and lease portfolio and seek to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to risk, such as our concentrations of real estate secured loans, revolving mortgage loans and healthcare-related loans.

Commercial Concentrations
Geographic Concentrations
The following table summarizes state concentrations greater than 5.0% of our loans. Data is based on obligor location unless secured by real estate, then data based on property location.

Table 28
Commercial Loans and Leases - Geography

dollars in millions	December 31, 2022		December 31, 2021		December 31, 2020
State
California	$9,226	17.3%	$3,163	14.0%	$2,940	12.8%
North Carolina	8,699	16.3%	7,181	31.8%	7,649	33.4%
Texas	3,624	6.8%	879	3.9%	816	3.6%
Florida	3,273	6.1%	1,496	6.6%	1,478	6.5%
South Carolina	3,142	5.9%	2,855	12.6%	2,944	12.9%
All other states	24,243	45.4%	7,012	31.1%	7,073	30.8%
Total U.S.	52,207	97.8%	22,586	100.0%	22,900	100.0%
Total International	1,248	2.2%	—	—%	—	—%
Total	$53,455	100.0%	$22,586	100.0%	$22,900	100.0%

Industry Concentrations
The following table represents loans and leases by industry of obligor:

Table 29
Commercial Loans and Leases - Industry

dollars in millions	December 31, 2022		December 31, 2021		December 31, 2020
Real Estate	$11,684	21.9%	$4,279	18.9%	$4,348	19.0%
Healthcare	8,146	15.2%	6,997	31.0%	6,381	27.9%
Business Services	5,518	10.3%	2,307	10.2%	2,175	9.5%
Transportation, Communication, Gas, Utilities	5,002	9.4%	774	3.4%	596	2.6%
Manufacturing	4,387	8.2%	1,347	6.0%	1,101	4.8%
Service Industries	4,213	7.9%	722	3.2%	686	3.0%
Retail	3,462	6.5%	1,301	5.8%	1,310	5.7%
Wholesale	2,605	4.9%	882	3.9%	875	3.8%
Finance and Insurance	2,604	4.9%	1,361	6.0%	1,251	5.5%
Other	5,834	10.8%	2,616	11.6%	4,177	18.2%
Total	$53,455	100.0%	$22,586	100.0%	$22,900	100.0%

We have historically carried a concentration of real estate secured loans, but actively mitigate exposure through underwriting policies, which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2022, commercial loans secured by real estate were $27.18 billion, or 51%, of commercial loans and leases compared to $16.38 billion, or 73% at December 31, 2021. The change primarily reflects the impact of the CIT Merger and respective loans acquired.

Loans and leases to borrowers in medical, dental or other healthcare fields were $8.15 billion as of December 31, 2022, which represents 15.2% of commercial loans and leases, compared to $7.00 billion or 31.0% of commercial loans and leases at December 31, 2021. The credit risk of this industry concentration is mitigated through our underwriting policies which emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property.

Consumer Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on property address.

Table 30
Consumer Loans - Geography

dollars in millions	December 31, 2022		December 31, 2021		December 31, 2020
State
North Carolina	$5,702	32.9%	$4,931	50.4%	$4,741	47.9%
California	4,014	23.2%	161	1.6%	141	1.4%
South Carolina	3,001	17.3%	2,626	26.9%	2,533	25.6%
Other states	4,609	26.6%	2,068	21.1%	2,477	25.1%
Total	$17,326	100.0%	$9,786	100.0%	$9,892	100.0%
Among consumer real estate secured loans, our revolving mortgage loans (“Home Equity Lines of Credit” or “HELOCs”) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our HELOCs are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. HELOCs secured by real estate were $1.95 billion, or 11%, of total consumer loans at December 31, 2022, compared to $1.82 billion, or 19%, at December 31, 2021. The CIT Merger had minimal impact on the outstanding balance, as the acquired consumer portfolio was primarily residential mortgages.

Except for loans acquired through mergers and acquisitions, we have not purchased HELOCs in the secondary market, nor have we originated these loans to customers outside of our market areas. All originated HELOCs were underwritten by us based on our standard lending criteria. The HELOC portfolio consists of variable rate lines of credit which allow customer draws during a specified period of the line of credit, with a portion switching to an amortizing term following the draw period. Approximately 81.8% of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 32.3% of the loan balances outstanding are secured by senior collateral positions while the remaining 67.7% are secured by junior liens.
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
Counterparty Risk
We enter into interest rate derivatives and foreign exchange forward contracts as part of our overall risk management practices and also on behalf of our clients. We establish risk metrics and evaluate and manage the counterparty risk associated with these derivative instruments in accordance with the comprehensive Risk Management Framework and Risk Appetite Framework and Statement.

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

The applicable Chief Credit Officer, or delegate, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements for BancShares’ risk management purposes and for the hedging of client transactions are executed with major financial institutions and are settled through the major clearing exchanges, which are rated investment grade by nationally recognized statistical rating agencies. Credit exposure is mitigated via the exchange of collateral between the counterparties covering mark-to-market valuations. Client related derivative transactions, which are primarily related to lending activities, are incorporated into our loan underwriting and reporting processes.

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

MARKET RISK
Interest rate risk management

BancShares is exposed to the risk that changes in market conditions may affect interest rates and negatively impact earnings. The risk arises from the nature of BancShares’ business activities, the composition of BancShares’ balance sheet, and changes in the level or shape of the yield curve. BancShares manages this inherent risk strategically based on prescribed guidelines and approved limits.

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

Our exposure to NII Sensitivity is guided by the Risk Appetite Framework and Statement and a range of risk metrics and BancShares may utilize tools across the balance sheet to adjust its interest rate risk exposures, including through business line actions and actions within the investment, funding and derivative portfolios.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities, which is generally concentrated at the short end of the yield curve.
Our funding sources consist primarily of deposits and we also support our funding needs through wholesale funding sources (including unsecured and secured borrowings).

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

The following table below summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporates additional assumptions, such as, but not limited to prepayment estimates, pricing estimates and deposit behaviors. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and 25 and 100 bps decrease from the market-based forward curve for December 31, 2022 and 2021.

Table 31
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	December 31, 2022	December 31, 2021
-100	(4.0)%	(5.8)%
-25	(0.9)%	(1.2)%
+25	0.8%	1.1%
+100	3.4%	3.2%
+200	6.7%	6.3%

NII Sensitivity metrics at December 31, 2022, compared to December 31, 2021, were primarily affected by a reduction in cash as well as liability management actions which included borrowing FHLB advances to support loan growth and to offset deposit runoff. BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings is largely due to the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest cumulative future deposit betas. Approximately 45% of our loans have floating contractual reference rates, indexed primarily to 1-month LIBOR, 3-month LIBOR, Prime and SOFR. Deposit betas for the combined company are modeled to have a portfolio average of approximately 25% over the forecast horizon. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in value of the economic value of equity reflecting changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity is calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements.

The following table presents the EVE profile as of December 31, 2022, and 2021.
Table 32
Economic Value of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	December 31, 2022	December 31, 2021
-100	(5.3)%	(13.7)%
-25	(1.2)%	—%
+100	4.1%	6.1%
+200	3.0%	5.9%

The economic value of equity metrics at December 31, 2022 compared to December 31, 2021 were primarily affected by balance sheet composition changes as well as increasing market interest rates.

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

The following provides loan maturity distribution information by contractual maturity date.

Table 33
Loan Maturity Distribution

dollars in millions	At December 31, 2022, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$600	$1,326	$765	$113	$2,804
Owner occupied commercial mortgage	719	4,159	9,140	455	14,473
Non-owner occupied commercial mortgage	2,283	5,293	2,012	314	9,902
Commercial and industrial	6,804	13,490	3,617	194	24,105
Leases	779	1,352	40	—	2,171
Total commercial	$11,185	$25,620	$15,574	$1,076	$53,455
Consumer
Residential mortgage	275	1,096	3,584	8,354	13,309
Revolving mortgage	86	149	67	1,649	1,951
Consumer auto	12	693	709	—	1,414
Consumer other	332	163	119	38	652
Total consumer	$705	$2,101	$4,479	$10,041	$17,326
Total loans and leases	$11,890	$27,721	$20,053	$11,117	$70,781

The following provides information regarding the sensitivity of loans and leases to changes in interest rates.

Table 34
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$999	$1,205
Owner occupied commercial mortgage	12,183	1,571
Non-owner occupied commercial mortgage	2,966	4,653
Commercial and industrial	7,803	9,498
Leases	1,392	—
Total commercial	$25,343	$16,927
Consumer
Residential mortgage	7,325	5,709
Revolving mortgage	36	1,829
Consumer auto	1,402	—
Consumer other	287	33
Total consumer	$9,050	$7,571
Total loans and leases	$34,393	$24,498
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

In April 2018, the FRB of New York commenced publication of SOFR, which has been recommended as an alternative to U.S. Dollar LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest (LIBOR) Act, which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking on a proposed regulation to implement the LIBOR Act, as required by its terms. The LIBOR Act requires implementing regulations be in place within 180 days of its enactment. The final rule was approved by the FRB on December 16, 2022 and will become effective 30 days after it is published in the Federal Register. BancShares anticipates using Board-selected benchmark replacements to take advantage of the safe harbors that are afforded in the rule.

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

BancShares is utilizing SOFR as our preferred replacement index for LIBOR. As loans mature and new originations occur a larger percentage of BancShares’ variable-rate loans are expected to reference SOFR in response to the discontinuation of LIBOR. However, we are positioned to accommodate other alternative reference rates (e.g., credit sensitive rates) in response to how the market evolves. Further, BancShares plans to move to SOFR for its Series B Preferred Stock since the dividends for the Series B Preferred Stock after June 15, 2022 are based on a floating rate tied to three-month LIBOR.

For a further discussion of risks BancShares faces in connection with the replacement of LIBOR on its operations, see “Risk Factors—Market Risks—We may be adversely impacted by the transition from LIBOR as a reference rate.” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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

Liquidity includes Available Cash and HQLS. At December 31, 2022 we had $18.24 billion of total Liquid Assets (16.7% of total assets) and $13.52 billion of contingent liquidity sources available.

Table 35
Liquidity

dollars in millions	December 31, 2022
Available Cash	$4,894
High Quality Liquid Securities	13,350
Liquid Assets	$18,244

FHLB capacity(1)	$9,218
FRB capacity	4,203
Line of credit	100
Total contingent sources	$13,521
Total Liquid Assets and contingent sources	$31,765
(1) See Table 36 for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is our branch-generated deposit portfolio due to the generally stable balances and low cost. Deposits totaled $89.41 billion and $51.41 billion at December 31, 2022 and December 31, 2021, respectively. As needed, we use borrowings to diversify the funding of our business operations. Borrowings totaled $6.65 billion and $1.78 billion at December 31, 2022 and 2021, respectively. Borrowings primarily consist of FHLB advances, senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes.

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

FHLB Advances

Table 36
FHLB Balances

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
	Total	Total	Total
Total borrowing capacity	$14,918	$9,564	$8,638
Less:
Advances	4,250	645	655
Letters of credit(1)	1,450	—	—
Available capacity	$9,218	$8,919	$7,983
Pledged Non-PCD loans (contractual balance)	$23,491	$14,507	$12,157
Weighted Average Rate	3.28%	1.28%	1.28%
(1) Letters of credit were established with the FHLB to collateralize public funds.

The increase in advances from December 31, 2021 reflected FHLB borrowings of $6.15 billion, partially offset by repayments of $2.55 billion. FHLB borrowings remaining at December 31, 2022 consisted of $1.75 billion short-term and $2.50 billion long-term. We grew FHLB advances during 2022 to supplement funding due to the decrease in deposits and increase in loans. With the growth in deposits in the fourth quarter of 2022, we were able to rebalance our funding and we repaid $1.75 billion of the outstanding FHLB advances in January 2023 and an additional $600 million in February 2023.

Under borrowing arrangements with the FRB of Richmond, FCB has access to an additional $4.20 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at December 31, 2022 and 2021.

Commitments and Contractual Obligations
Table 37 identifies significant obligations and commitments as of December 31, 2022, representing required and potential cash outflows. See Note 24 — Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Table 37
Commitments and Contractual Obligations

dollars in millions	Payments Due by Period
Type of Obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits	$6,896	$3,481	$107	$126	$10,610
Short-term borrowings	2,186	—	—	—	2,186
Long-term obligations	518	2,865	35	1,041	4,459
Total contractual obligations	$9,600	$6,346	$142	$1,167	$17,255
Commitments:
Financing commitments	$11,445	$4,627	$2,875	$4,505	$23,452
Letters of credit	212	121	138	9	480
Deferred purchase agreements	2,039	—	—	—	2,039
Purchase and funding commitments	913	28	—	—	941
Affordable housing partnerships(1)	132	137	16	10	295
Total commitments	$14,741	$4,913	$3,029	$4,524	$27,207
(1) On-balance sheet commitments, included in other liabilities.

CRA Investment Commitment
As part of the CIT Merger, BancShares adopted a community benefit plan, developed in collaboration with representatives of community reinvestment organizations. See further discussion on CRA, including details on investment commitments, in the subsection “Subsidiary Bank - FCB” in Item 1. Business — Regulatory Considerations of this Annual Report on Form 10-K.

CAPITAL

Capital requirements applicable to BancShares are discussed in “Regulatory Considerations” section in Item 1. Business of this Annual Report of Form 10-K.

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

Share Repurchase Program
On July 26, 2022, the Board authorized a share repurchase program for up to 1,500,000 shares of BancShares’ Class A common stock for the period commencing August 1, 2022 through July 28, 2023. We purchased 1,027,414 shares of Class A common stock during the third quarter of 2022, and we repurchased the remaining 472,586 shares of Class A common stock during the fourth quarter of 2022, thereby completing the share repurchase program. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K for further details on purchases.

Common and Preferred Stock Dividends
During the first three quarters of 2022, we paid a quarterly dividend of $0.47 on the Class A common stock and Class B common stock. On October 25, 2022, our Board of Directors declared a quarterly dividend increase on the Class A common stock and Class B common stock to $0.75 per common share. The fourth quarter dividends were paid on December 15, 2022. On January 24, 2023, our Board of Directors declared a quarterly dividend on the Class A common stock and Class B common stock of $0.75 per common share. The dividends are payable on March 15, 2023 to stockholders of record as of February 28, 2023.

On January 24, 2023, our Board of Directors also declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The dividends are payable on March 15, 2023. Dividend payment information on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is disclosed in Note 17 — Stockholders’ Equity.

Capital Composition and Ratios
In connection with the consummation of the CIT Merger, the Parent Company issued approximately 6.1 million shares of its Class A common stock. Additionally, shares of CIT Series A Preferred Stock were automatically converted into the right to receive shares of BancShares Series B Preferred Stock and shares of CIT Series B Preferred Stock were automatically converted into the right to receive shares of BancShares Series C Preferred Stock. In connection with the consummation of the CIT Merger, the Parent Company issued (a) 325,000 shares of BancShares Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in a total liquidation preference of $325 million, and (b) 8 million shares of BancShares Series C Preferred Stock with a liquidation preference of $25 per share, resulting in a total liquidation preference of $200 million.

The table below shows activities that caused the change in outstanding shares of Class A common stock for the year.

Table 38
Changes in Shares of Class A Common Stock Outstanding

Year Ended December 31, 2022
Class A shares outstanding at beginning of period	8,811,220
Share issuance in conjunction with the CIT Merger	6,140,010
Restricted stock units vested, net of shares held to cover taxes	49,787
Shares purchased under authorized repurchase plan	(1,500,000)
Class A shares outstanding at end of period	13,501,017

We also had 1,005,185 shares of Class B common stock outstanding at December 31, 2022 and 2021.

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

Table 39
Analysis of Capital Adequacy

dollars in millions	Requirements to be Well-Capitalized	December 31, 2022		December 31, 2021		December 31, 2020
		Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$11,799	13.18%	$5,042	14.35%	$4,577	13.81%
Tier 1 risk-based capital	8.00%	9,902	11.06%	4,380	12.47%	3,856	11.63%
Common equity Tier 1	6.50%	9,021	10.08%	4,041	11.50%	3,516	10.61%
Tier 1 leverage ratio	5.00%	9,902	8.99%	4,380	7.59%	3,856	7.86%

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$11,627	12.99%	$4,858	13.85%	$4,543	13.72%
Tier 1 risk-based capital	8.00%	10,186	11.38%	4,651	13.26%	4,277	12.92%
Common equity Tier 1	6.50%	10,186	11.38%	4,651	13.26%	4,277	12.92%
Tier 1 leverage ratio	5.00%	10,186	9.25%	4,651	8.07%	4,277	8.72%

At December 31, 2022, BancShares and FCB had risk-based capital ratio conservation buffers of 5.06% and 4.99%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had risk-based capital ratio conservation buffers of 6.35% and 5.85%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of December 31, 2022 and 2021 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 17 — Stockholders’ Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are in accordance with GAAP and are described in Note 1 — Significant Accounting Policies and Basis of Presentation. The preparation of financial statements in conformity with GAAP requires us to exercise judgment in determining many of the estimates and assumptions utilized to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations could be materially affected by changes to these estimates and assumptions.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting estimates related to BancShares’ ACL and certain purchase accounting fair value estimates for the CIT Merger related to loans, core deposit intangibles, and operating lease equipment in the Rail segment (“Rail Assets”) are considered to be critical accounting estimates because considerable judgment and estimation is applied by management.
ACL
The ACL represents management’s best estimate of credit losses expected over the life of the loan or lease, adjusted for expected contractual payments and the impact of prepayment expectations. Estimates for loan and lease losses are determined by analyzing quantitative and qualitative components present as of the evaluation date. The ACL is calculated based on a variety of considerations, including, but not limited to actual net loss history of the various loan and lease pools, delinquency trends, changes in forecasted economic conditions, loan growth, estimated loan life, and changes in portfolio credit quality. Loans and leases are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ACL. The ACL models utilize economic variables, including unemployment, GDP, home price index, commercial real estate index, corporate profits, and credit spreads. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the lives of the loan portfolios.

While management utilizes its best judgment and information available, the ultimate adequacy of our ACL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ACL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At December 31, 2022, ACL estimates in these scenarios ranged from approximately $685 million when weighting the upside scenario 100%, to approximately $1.23 billion when weighting the downside scenario 100%. BancShares management determined that an ACL of $922 million was appropriate as of December 31, 2022.

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

Accounting policies related to the ACL are discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. For more information regarding the ACL, refer to the Credit Risk Management — ACL section of this MD&A and Note 5 — Allowance for Credit Losses.

Purchase Accounting Fair Value Estimates
Acquired assets and liabilities in a business combination are recorded at their fair values as of the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the merger and other future events that are highly subjective in nature and may require adjustments. The fair values for these items are further discussed in Note 2 — Business Combinations.

Fair values of acquired loans and leases, core deposit intangibles recorded and Rail Assets associated with the CIT Merger are considered critical accounting estimates and discussed further below.

Loans and Leases
Fair values for loans acquired in the CIT Merger were based on a discounted cash flow methodology that forecasts expected credit and prepayment adjusted cash flows, which were discounted using market-based discount rates. This approach also considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, and amortization status.

Selected larger, impaired loans were specifically reviewed to evaluate fair value. Loans with similar risk characteristics were pooled together when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and required rates of return for market participants to purchase similar assets, including adjustments for liquidity and credit quality when necessary. In our valuation analysis, the discount rate had the most significant impact on the valuation. An increase of 0.25% to the discount rates used to derive the fair value of the loans at the time of the merger would have reduced the approximate fair value by $201 million, whereas a decrease of 0.25% to the discount rates would have increased the fair value by approximately $202 million.

Core Deposit Intangibles
Certain core deposits were acquired as part of the CIT Merger, which provide an additional source of funds for BancShares. Core deposit intangibles represent the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. The core deposit intangibles were recorded at fair value of $143 million. See Note 1 — Significant Accounting Policies and Basis of Presentation for further accounting policy information and Note 8 — Goodwill and Other Intangibles.

Core deposit intangibles were valued using the income approach, after-tax cost savings method. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. The discounted cash flow methodology considered discount rate, client attrition rates, cost of the deposit base, reserve requirements, net maintenance cost, and an estimate of the cost associated with alternative funding sources. In our valuation analysis, the discount rate had the most significant impact on the valuation. An increase of 0.25% to the discount rates used to derive the core deposit intangibles at the Merger Date would have decreased core deposit intangibles by approximately $6 million, whereas a decrease to the discount rates of 0.25% would have increased core deposit intangibles by approximately $8 million.

Rail Assets
Our Rail Assets consist of railcars and locomotives. Fair values for acquired Rail Assets were based primarily on a cost approach under an in-use premise. The sales approach was used to value Rail Assets when market information was available. A discount was recorded for Rail Assets to reduce the carrying value to fair value. Rail Assets are discussed further in the Rail discussion in the section entitled “Results by Business Segment” of this MD&A.

RECENT ACCOUNTING PRONOUNCEMENTS

The following ASUs issued by the FASB were adopted by BancShares as of January 1, 2023. There were no other recent accounting pronouncements issued but not yet adopted by BancShares as of January 1, 2023.

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method Issued March 2022	The amendments in this Update allow entities to designate multiple hedged layers of a single closed portfolio, and expands the scope of the portfolio layer method to include non-prepayable financial assets. Provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method. In addition, as of the adoption date the Update permits reclassification of debt securities from the held-to-maturity category to the available-for-sale category if the entity intends to include those securities in a portfolio designated in a portfolio layer method hedge.	BancShares adopted ASU 2022-01 as of January 1, 2023.

Adoption of this ASU did not have a material impact on BancShares’ consolidated financial statements and disclosures as BancShares did not have any hedged portfolios.

ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
For creditors that have adopted CECL, the amendments in this ASU: (i) eliminate the previous recognition and measurement guidance for TDRs, (ii) require new disclosures for loan modifications when a borrower is experiencing financial difficulty (the “Modification Disclosures”) and (iii) require disclosures of current period gross charge-offs by year of origination in the vintage disclosures (the “Gross Charge-off Vintage Disclosures”)
The Modification Disclosures apply to the following modification types: principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination thereof. Creditors will be required to disclose the following by loan class: (i) amounts and relative percentages of each modification type, (ii) the financial effect of each modification type, including the incremental effect of principal forgiveness or reduction in weighted average interest rate, (iii) the performance of the loan in the 12 months following the modification and (iv) qualitative information discussing how the modifications factored into the determination of the ACL.

BancShares adopted ASU 2022-02 as of January 1, 2023 and elected to apply the modified retrospective transition method for ACL recognition and measurement.

As a result of adopting this ASU, BancShares does not expect a material change to its ACL related to loans previously modified as a TDR and, therefore, does not expect a material cumulative effect adjustment to retained earnings as of January 1, 2023.

The Modification Disclosures and Gross Charge-off Vintage Disclosures are required to be applied prospectively, beginning in BancShares’ Quarterly Report on Form 10-Q as of and for the three months ending March 31, 2023.

The following ASUs related to reference rate reform can be applied through December 31, 2024:

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Issued March 2020

ASU 2021-01, Reference Rate Reform (Topic 848): Scope
Issued January 2021

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848
Issued December 2022

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

The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform.

ASU 2021-01 refines the scope of ASC 848 and clarifies which optional expedients may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified in connection with the market-wide transition to new reference rates.

ASU 2022-06 extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024.

BancShares continues to assess the impact of the optional expedients available through December 31, 2024 for eligible contract modifications and hedge relationships.

However, the reference rate reform optional expedients have not yet been applied to any contracts and adoption of this guidance has not had, and is expected to continue to not have, a material impact on the financial statements.

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

Adjusted Rental Income on Operating Lease Equipment for Rail Segment

Adjusted rental income on operating lease equipment within the Rail segment is calculated as gross revenue earned on rail car leases less depreciation and maintenance. This metric allows us to monitor the performance and profitability of the rail leases after deducting direct expenses.

The table below presents a reconciliation of net income to adjusted rental income on operating lease equipment.

Table 40
Rail Segment

dollars in millions	Year ended December 31
	2022	2021	2020
Net income (GAAP)	$112	$—	$—
Plus: Provision for income taxes	37	—	—
Plus: Other noninterest expense	63	—	—
Less: Other noninterest income	5	—	—
Plus: Interest expense, net	80	—	—
Adjusted rental income on operating lease equipment (non-GAAP)	$287	$—	$—

FOURTH QUARTER ANALYSIS

Table 41
Selected Financial Data

dollars in millions, except share data	Three Months Ended
	December 31, 2022	September 30, 2022	December 31, 2021
SUMMARY OF OPERATIONS
Interest income	$1,040	$906	$371
Interest expense	238	111	14
Net interest income	802	795	357
Provision (benefit) for credit losses	79	60	(5)
Net interest income after provision for credit losses	723	735	362
Noninterest income	429	433	114
Noninterest expense	760	760	323
Income before income taxes	392	408	153
Income taxes	135	93	30
Net income	257	315	123
Preferred stock dividends	14	12	4
Net income available to common stockholders	$243	$303	$119

PER COMMON SHARE DATA
Average diluted common shares	14,607,426	15,727,993	9,816,405
Net income available to common stockholders (diluted)	$16.67	$19.25	$12.09

KEY PERFORMANCE METRICS
Return on average assets (ROA)	0.93%	1.16%	0.84%
Net interest margin (NIM) (1)	3.36%	3.40%	2.58%

SELECTED QUARTERLY AVERAGE BALANCES
Total investments	$18,876	$19,119	$11,424
Total loans and leases (1)	70,465	68,824	32,488
Total operating lease equipment (net)	8,049	7,981	—
Total assets	109,792	107,987	58,116
Total deposits	89,042	88,422	51,239
Total stockholders’ equity	9,621	10,499	4,633

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.89%	0.65%	0.37%
Allowance for credit losses to loans ratio	1.30%	1.26%	0.55%
Net charge off ratio	0.14%	0.10%	(0.01)%
(1) Calculation is further discussed below in Table 42 of this MD&A.

For the three months ended December 31, 2022 compared to the three months ended September 30, 2022:
•Net income for the three months ended December 31, 2022 was $257 million, a decrease of $58 million, or 18% compared to the three months ended September 30, 2022. Net income available to common stockholders for the three months ended December 31, 2022 totaled $243 million, a decrease of $60 million, or 20% compared to the linked quarter. Net income per diluted common share for the three months ended December 31, 2022. was $16.67, a decrease of 13% from the linked quarter. The decreases were primarily due to higher provision for income taxes, reflecting taxes on the early surrender of BOLI contracts, and higher provision for credit losses.
◦Fourth quarter results were impacted by the strategic decision to exit $1.25 billion of BOLI policies. The surrender of the policies resulted in a tax charge of $55 million. Favorable market conditions prompted us to exit this long-term, illiquid asset. As we receive proceeds from the surrender, those will increase our capital and liquidity positions while at the same time allow us to invest in highly liquid assets at higher yields.
•Return on average assets for the three months ended December 31, 2022 was 0.93%, compared to 1.16% for the three months ended September 30, 2022, impacted by the higher income taxes noted above.
•NII for the three months ended December 31, 2022 was $802 million, an increase of $7 million, or 1% compared to the three months ended September 30, 2022. See average balances and rates below for more detail.
•NIM for the three months ended December 31, 2022 was 3.36%, a decrease of 4 bps from 3.40% for the three months ended September 30, 2022. See average balances and rates below for more detail.

•Provision for credit losses for the three months ended December 31, 2022 was $79 million compared to a provision of $60 million for the three months ended September 30, 2022. The increase was primarily due to changes in reserves on individually evaluated loans, an increase in net charge-offs, loan growth and deterioration in the economic outlook, partially offset by a change in portfolio mix. The net charge-off ratio for the three months ended December 31, 2022 was 0.14%, up from 0.10% for the three months ended September 30, 2022.
•Noninterest income for the three months ended December 31, 2022 was $429 million, a decrease of $4 million compared to $433 million for the three months ended September 30, 2022. The change was primarily due to declines in other noninterest income (spread among various accounts), partially offset by higher rental income on operating leases, factoring commissions, service charges on deposit accounts and insurance commissions. Rental income on operating lease equipment increased $5 million on a gross basis, reflecting continued improvement in utilization and a higher lease rate. Noninterest income from fee generating lines of business including service charges on deposit accounts, factoring and insurance commissions, card services and fee income and other service charges increased $8 million. All other noninterest income declined by $17 million, spread among various accounts.
•Noninterest expense for the three months ended December 31, 2022 was $760 million, unchanged from the three months ended September 30, 2022. While the total was unchanged over the prior quarter, there was a $6 million increase in marketing costs, primarily related to the Direct Bank and a $3 million increase in net occupancy expense due to increased repairs and utilities costs. These were offset by a $4 million decline in maintenance and depreciation expense on operating lease equipment, a $4 million decline in merger-related expenses and a $1 million decline in other operating expenses spread among various accounts.
•Select items in the current and linked quarters include:
•For the three months ended December 31, 2022:
•CIT Merger-related expenses of $29 million in noninterest expense.
•A provision for income taxes of $55 million related to the BOLI termination.
•For the three months ended September 30, 2022:
•CIT Merger-related expenses of $33 million in noninterest expense.

For the three months ended December 31, 2022 compared to the three months ended December 31, 2021:
•Net income for the three months ended December 31, 2022 was $257 million, an increase of $134 million, or 108% compared to the three months ended December 31, 2021. Net income available to common stockholders for the three months ended December 31, 2022 totaled $243 million, an increase of $124 million, or 105% compared to the three months ended December 31, 2021. Net income per diluted common share for the three months ended December 31, 2022 was $16.67, an increase of 38% over the three months ended December 31, 2021. The increases are primarily attributed to the CIT Merger.
•Select items for the three months ended December 31, 2022 are mentioned above.
•Return on average assets for the three months ended December 31, 2022 was 0.93%, compared to 0.84% in the same quarter in 2021.
•NII was $802 million for the three months ended December 31, 2022, an increase of $445 million, or 124% compared to the three months ended December 31, 2021. This was primarily due to the CIT Merger, as well as subsequent loan growth and rising interest rates, partially offset by a decline in interest income on SBA-PPP loans.
•NIM was 3.36% for the three months ended December 31, 2022, an increase of 78 bps from 2.58% for the three months ended December 31, 2021. The increase reflected the higher interest rate environment and the assets acquired and liabilities assumed in the CIT Merger.
•Provision for credit losses for the three months ended December 31, 2022 was $79 million, compared to a benefit of $5 million for the three months ended December 31, 2021. The increase primarily reflects the CIT Merger, as well as deterioration in the macroeconomic forecasts used in the CECL forecasting process and loan growth. The net charge-off ratio for the three months ended December 31, 2022 was 0.14%, compared to a net recovery of 0.01% for the three months ended December 31, 2021.
•Noninterest income for the three months ended December 31, 2022 was $429 million, an increase of $315 million compared to $114 million for the three months ended December 31, 2021. The increase was due primarily to the added activity due to the CIT Merger, including rental income on operating leases totaling $224 million.
•Noninterest expense for the three months ended December 31, 2022 was $760 million, an increase of $437 million compared to $323 million for the three months ended December 31, 2021. The increase is primarily associated with the CIT Merger, including higher salaries and benefit costs of $159 million, primarily due to the increase in employees and $135 million of depreciation and maintenance costs associated with the operating lease equipment.

Table 42
Average Balances and Rates

dollars in millions	Three Months Ended
	December 31, 2022			September 30, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$69,290	$892	5.09%	$67,733	$785	4.58%	$18	$89	$107
Total investment securities	18,876	92	1.95	19,119	90	1.88	(1)	3	2
Interest-earning deposits at banks	6,193	56	3.60	5,685	31	2.17	3	22	25
Total interest-earning assets (2)	$94,359	$1,040	4.36%	$92,537	$906	3.87%	$20	$114	$134

Operating lease equipment, net	$8,049			$7,981
Cash and due from banks	500			489
Allowance for credit losses	(886)			(851)
All other noninterest-earning assets	7,770			7,831
Total assets	$109,792			$107,987

Interest-bearing deposits:
Checking with interest	$15,985	$13	0.24%	$16,160	$7	0.14%	$—	$6	$6
Money market	21,200	60	1.13	22,993	32	0.55	(3)	31	28
Savings	15,831	69	1.73	13,956	28	0.78	4	37	41
Time deposits	9,516	34	1.42	8,436	11	0.54	2	21	23
Total interest-bearing deposits	62,532	176	1.12	61,545	78	0.50	3	95	98
Borrowings:
Securities sold under customer repurchase agreements	514	—	0.27	617	1	0.16	(1)	—	(1)
Short-term FHLB borrowings	2,080	20	3.72	1,188	8	2.57	8	4	12
Short-term borrowings	2,594	20	3.04	1,805	9	1.74	7	4	11
Federal Home Loan Bank borrowings	2,818	28	3.85	1,784	11	2.45	9	8	17
Senior unsecured borrowings	906	4	2.03	898	5	2.00	(1)	—	(1)
Subordinated debt	1,051	9	3.38	1,054	8	3.21	—	1	1
Other borrowings	25	1	6.57	67	—	4.51	—	1	1
Long-term borrowings	4,800	42	3.42	3,803	24	2.59	8	10	18
Total borrowings	7,394	62	3.28	5,608	33	2.32	15	14	29
Total interest-bearing liabilities	$69,926	$238	1.35%	$67,153	$111	0.65%	$18	$109	$127

Noninterest-bearing deposits	$26,510			$26,877
Credit balances of factoring clients	1,174			1,089
Other noninterest-bearing liabilities	2,561			2,369
Stockholders' equity	9,621			10,499
Total liabilities and stockholders' equity	$109,792			$107,987

Interest rate spread (2)			3.01%			3.22%
Net interest income and net yield on interest-earning assets (2)		$802	3.36%		$795	3.40%
(1) Loans and leases include Non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2) The balance and rate presented is calculated net of average credit balances of factoring clients.

Fourth Quarter 2022 compared to Third Quarter 2022
•NII for the three months ended December 31, 2022 was $802 million, an increase of $7 million, or 1% compared to the three months ended September 30, 2022. The increase was primarily due to a higher yield on earning assets and loan growth, partially offset by higher funding costs and average balances.
•Interest income earned on loans and leases for the three months ended December 31, 2022 was $892 million, an increase of $107 million compared to the third quarter of 2022. The increase was primarily due to higher yields and growth in the average loans and leases balance from $67.73 billion in the previous quarter to $69.29 billion in the current quarter.
•Interest income earned on investment securities for the three months ended December 31, 2022 was $92 million, an increase of $2 million compared to the third quarter of 2022. The slight increase was primarily due to higher reinvestment rates.
•Interest income earned on interest earning deposits at banks for the three months ended December 31, 2022 was $56 million, an increase of $25 million, primarily reflecting higher interest rates.
•Interest expense on interest-bearing deposits for the three months ended December 31, 2022 was $176 million, an increase of $98 million compared to the third quarter of 2022. The increase reflected higher deposit rates as well as the higher average balance, with the increase primarily concentrated in time deposits and savings accounts.
•Interest expense on borrowings for the three months ended December 31, 2022 was $62 million, an increase of $29 million compared to the third quarter of 2022. The increase was due to higher average FHLB borrowings that supplemented funding our loan growth. Due to the fourth quarter increase in deposits, we repaid some of the borrowings in the fourth quarter.
•NIM for the three months ended December 31, 2022 was 3.36%, a decrease of 4 bps from 3.40% for the three months ended September 30, 2022. The yield on earning assets increased by 49 basis points, but was offset by the increase to the cost of funding them. The cost of funding earning assets increased due to higher rates paid on interest bearing deposits and borrowings, as well as a mix shift between noninterest-bearing and interest-bearing deposits
•Average interest-earning assets for the three months ended December 31, 2022 were $94.36 billion. This is an increase from $92.54 billion for the three months ended September 30, 2022, primarily reflecting higher average loans and leases.
•Average interest-bearing liabilities for the three months ended December 31, 2022 were $69.93 billion. This is an increase from $67.15 billion for the three months ended September 30, 2022, primarily reflecting higher FHLB borrowings and deposits. The average rate on interest-bearing liabilities for the three months ended December 31, 2022 was 1.35%. This is an increase of 70 bps compared to the three months ended September 30, 2022, reflecting the higher interest rate environment.

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

Average Interest-Earning Assets is a measure that is the sum of average loans and leases (as defined below, less the credit balances of factoring clients), loans and leases held for sale, interest-bearing deposits at banks, and investment securities. Average interest earning assets is computed using daily balances. We use this average for certain key profitability ratios, including NIM (as defined below) for the respective period.

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

Interest income includes interest earned on loans, interest-bearing deposits at banks, debt investments and dividends on investments.

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

Net Interest Income (“NII”) reflects Interest Income less interest expense on deposits and borrowings. When divided by average interest earning assets, the quotient is defined as Net Interest Margin ("NIM").

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

Other Noninterest Income includes (1) fee income and other service charges, (2) wealth management services, (3) service charges on deposit accounts, (4) factoring commissions, (5) cardholder services, net, (6) merchant services, (7) insurance commissions, (8) realized gains and losses on investment securities available for sale, net, (9) fair value adjustment on marketable equity securities, net, (10) BOLI, (11) gains and losses on leasing equipment, net, (12) gain on acquisition, (13) gain and losses on extinguishments of debt, and (14) other noninterest income.

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

Forward-Looking Statements
Statements in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will,” “potential,” “continue,” “aims” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including the military conflict between Russia and Ukraine) and market conditions, the impacts of the global COVID-19 pandemic on BancShares’ business, and customers, the financial success or changing conditions or strategies of BancShares’ customers or vendors, fluctuations in interest rates, actions of government regulators, including the recent and projected interest rate hikes by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”), the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including the significant turbulence in the capital or financial markets, the impact of the current inflationary environment, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, the availability of capital and personnel, and the failure to realize the anticipated benefits of BancShares’ previously announced acquisition transaction(s), including the recently-completed transaction with CIT, which acquisition risks include (1) disruption from the transaction, or recently completed mergers, with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transaction may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities, (3) reputational risk and the reaction of the parties’ customers to the transaction, (4) the risk that the cost savings and any revenue synergies from the transaction may not be realized or take longer than anticipated to be realized, and (5) difficulties experienced in completing the integration of the businesses.

Except to the extent required by applicable law or regulation, BancShares disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2022, BancShares’ market risk profile had changed since December 31, 2021, primarily due to the CIT Merger.

Market risk information is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the “Risk Management” section and in Item 8. Notes to Consolidated Financial Statements within Note 1 — Significant Accounting Policies and Basis of Presentation, Note 14 — Derivative Financial Instruments and Note 16 — Fair Value.

Item 8. Financial Statements and Supplementary Data

REPORT OF PREDECESSOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors
First Citizens BancShares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying statements of income, comprehensive income, changes in stockholders’ equity and cash flows of First Citizens BancShares, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ FORVIS, LLP (Formerly Dixon Hughes Goodman LLP)

We served as the Company’s auditor from 2004 to 2021.

Raleigh, North Carolina
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of First Citizens BancShares, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Quantitative component of the allowance for credit losses for legacy First Citizens BancShares, Inc. loans and leases evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2022, the Company had an allowance for credit losses (ACL) of $922 million, which includes the quantitative component for loans evaluated on a collective basis for legacy First Citizens BancShares, Inc. loans and leases (the FCB quantitative collective ACL). Loans and leases are segregated into pools with similar risk characteristics, and each have a model that is utilized to estimate the quantitative collective ACL. The FCB quantitative collective ACL models estimate the probability of default (PD) and loss given default (LGD) for individual loans and leases within the risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of relevant economic conditions, expected future recoveries and other factors. Loan and lease level undiscounted ACL is calculated by applying the modeled PD and LGD to forecasted loan and lease balances which are adjusted for contractual payments, pre-payments, and prior defaults. The Company uses a life of loan reasonable and supportable forecast period which incorporates macroeconomic forecasts at the time of the evaluation. The Company’s ACL forecasts utilize scenario weighting of a range of economic scenarios, including baseline, upside and downside scenarios. Model outputs may be adjusted through a qualitative assessment to reflect economic conditions and trends not captured within the models including credit quality, concentrations, and significant policy and underwriting changes.

We identified the assessment of the FCB quantitative collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the FCB quantitative collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the models used to estimate the PD and LGD, the selection of the economic scenarios, and the weighting of each economic scenario. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the FCB quantitative collective ACL including controls related to the:
•development and approval of the ACL methodology
•continued use and appropriateness of changes to the PD and LGD models, including the significant assumptions used in the PD and LGD models
•selection of the economic scenarios and the weighting of each economic scenario
•performance monitoring of the PD and LGD models
•analysis of the ACL results, trends, and ratios.

We evaluated the Company’s process to develop the FCB quantitative collective ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the FCB quantitative collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic scenarios and the weighting applied to each economic scenario by comparing them to the Company’s business environment and relevant industry practices

We also assessed the sufficiency of the audit evidence obtained related to the FCB quantitative collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

Quantitative component of the allowance for credit losses for loans and leases evaluated on a collective basis acquired in the merger with CIT as of the date of the merger and as of year-end
As discussed in Notes 1 and 5 to the consolidated financial statements, on January 3, 2022, First Citizens BancShares, Inc. (the Company) closed on a merger transaction with CIT Group Inc. The Company’s allowance for credit losses (ACL) on legal day one (LD1) for the CIT acquired loans and leases was $726 million, which includes the quantitative component for loans and leases evaluated on a collective basis at January 3, 2022 (the LD1 CIT quantitative collective ACL). As discussed in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2022, the Company’s ACL was $922 million, which includes the quantitative component for loans and leases evaluated on a collective basis for legacy CIT Group (together with the LD1 CIT quantitative collective ACL, the CIT quantitative collective ACL). Loans and leases are segregated into pools with similar risk characteristics, and each have a model that is utilized to estimate the quantitative collective ACL. The CIT quantitative collective ACL models estimate the probability of default (PD) and loss given default (LGD) for individual loans within the risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of relevant economic conditions, expected future recoveries, loan grades and other factors. Loan level undiscounted ACL is calculated by applying the modeled PD and LGD to forecasted loan balances which are adjusted for contractual payments, pre-payments, and prior defaults. The Company uses a life of loan reasonable and supportable forecast period which incorporates macroeconomic forecasts at the time of the evaluation. The CIT quantitative collective ACL forecasts utilize scenario weighting of a range of economic scenarios, including baseline, upside and downside scenarios. Model outputs may be adjusted through a qualitative assessment to reflect economic conditions and trends not captured within the models including credit quality, concentrations, and significant policy and underwriting changes.

We identified the assessment of the CIT quantitative collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the methods and models used to estimate the PD and LGD, the selection of the economic scenarios, and the weighting of each economic scenario. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.

The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the CIT quantitative collective ACL including controls related to the:
•development and approval of the CIT quantitative collective ACL methodology
•continued use and appropriateness of changes to the PD and LGD models, including the significant assumptions used in the PD and LGD models
•selection of the economic scenarios and the weighting of each economic scenario
•performance monitoring of the PD and LGD models
•analysis of the ACL results, trends and ratios

We evaluated the Company’s process to develop the CIT quantitative collective ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the CIT quantitative collective ACL methodology for compliance with U.S. generally accepted accounting principles.
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices.
•assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic scenarios and the weighting applied to each economic scenario by comparing them to the Company’s business environment and relevant industry practices

We also assessed the sufficiency of the audit evidence obtained related to the CIT quantitative collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate
Valuation of loans and leases, rail operating lease equipment and the core deposit intangible acquired in the merger with CIT
As discussed in Note 2 to the consolidated financial statements, on January 3, 2022, First Citizens BancShares, Inc. (the Company) closed on a merger transaction with CIT Group Inc. (the Merger). The assets acquired and liabilities assumed are required to be measured at fair value at the date of acquisition under the purchase method of accounting. The Company acquired loans and leases with a fair value of $33 billion, rail operating lease equipment of $8 billion and established a core deposit intangible (CDI) asset with a fair value of $143 million.
•The fair value of the acquired loans and leases is based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, and certain assumptions including market implied credit losses (probability of default, loss given default), discount rates, and prepayment rates.
•The fair value of the rail operating lease equipment is based primarily on a cost approach that considers factors including the railcar type, age, leasing status and certain assumptions including replacement cost, functional and economic obsolescence and salvage values. For certain rail operating lease equipment, a market approach was used that considers factors including railcar type, age and certain assumptions including estimated sales values and salvage values.
•The fair value of the CDI asset is based on an income approach, after-tax savings method. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost whereby projected net cash flow benefits are derived from estimating costs to carry deposits compared to alternative funding costs, and certain assumptions including the discount rates, interest costs, deposit attrition rates, alternative costs of funds, and net maintenance costs.

We identified the valuation of the acquired loans and leases, rail operating lease equipment and CDI asset in the Merger as a critical audit matter. Specifically, the evaluation of the methodologies and the determination of certain assumptions used to estimate the fair values involved a high degree of auditor judgment and specialized skills and knowledge. Such assumptions included the market implied credit losses, discount rates, and prepayment rates for the loans and leases; the replacement costs and the functional and economic obsolescence for the rail operating lease equipment; and the discount rate for the CDI asset. These assumptions required subjective auditor judgment as changes in the assumptions could have a significant impact on the estimated fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the process to measure the estimate of fair values of the acquired loans and leases, the rail operating lease equipment and the CDI asset, including controls over:
•evaluating the fair value methodologies
•determining the market implied credit losses, discount rates, and prepayment rates for the loans and leases
•determining the replacement costs and the functional and economic obsolescence for the rail operating lease equipment
•determining the discount rate for the CDI asset

We evaluated the Company’s process to develop the fair values of the acquired loans and leases, the rail operating lease equipment and the CDI asset by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s estimate of these fair values by:
•evaluating the valuation methodologies used by the Company to estimate the fair values for reasonableness and compliance with U.S. generally accepted accounting principles

Specific to the acquired loans and leases:
•developing independent ranges of fair value for certain acquired loans and leases, including the development of independent assumptions utilizing market data for implied credit loss, discount rate and prepayment rate assumptions
•assessing the Company’s estimate of fair value for certain acquired loans and leases by comparing them to the independently developed rangesSpecific to the rail operating lease equipment:
•developing independent assumptions for replacement costs on rail operating lease equipment by assessing market information from third-party sources
•evaluating the Company’s process for developing the functional and economic obsolescence, including the criteria used to determine extent of obsolescence, for reasonableness
•developing independent ranges of fair value for certain acquired rail operating lease equipment using multiple approaches and comparing the Company’s estimate to the independently developed estimates

Specific to the CDI asset:
•evaluating the Company’s process for developing the discount rate, by assessing the approach used to derive the assumption, reviewing the peer group used to determine the market beta for comparability, assessing market information from third-party sources and developing the size premium and company specific risk premiums and comparing to those selected by management

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Raleigh, North Carolina
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Raleigh, North Carolina
February 24, 2023

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

dollars in millions, except share data	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$518	$338
Interest-earning deposits at banks	5,025	9,115
Investment in marketable equity securities (cost of $75 at December 31, 2022 and $73 at December 31, 2021)	95	98
Investment securities available for sale (cost of $9,967 at December 31, 2022 and $9,215 at December 31, 2021)	8,995	9,203
Investment securities held to maturity (fair value of $8,795 at December 31, 2022 and $3,759 at December 31, 2021)	10,279	3,809
Assets held for sale	60	99
Loans and leases	70,781	32,372
Allowance for credit losses	(922)	(178)
Loans and leases, net of allowance for credit losses	69,859	32,194
Operating lease equipment, net	8,156	—
Premises and equipment, net	1,456	1,233
Goodwill	346	346
Other intangible assets	140	19
Other assets	4,369	1,855
Total assets	$109,298	$58,309
Liabilities
Deposits:
Noninterest-bearing	$24,922	$21,405
Interest-bearing	64,486	30,001
Total deposits	89,408	51,406
Credit balances of factoring clients	995	—
Borrowings:
Short-term borrowings	2,186	589
Long-term borrowings	4,459	1,195
Total borrowings	6,645	1,784
Other liabilities	2,588	381
Total liabilities	99,636	53,571
Stockholders’ equity
Preferred stock - $0.01 par value (10,000,000 shares authorized at December 31, 2022 and December 31, 2021)	881	340
Common stock:
Class A - $1 par value (16,000,000 shares authorized; 13,501,017 and 8,811,220 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	14	9
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2022 and December 31, 2021)	1	1
Additional paid in capital	4,109	—
Retained earnings	5,392	4,378
Accumulated other comprehensive (loss) income	(735)	10
Total stockholders’ equity	9,662	4,738
Total liabilities and stockholders’ equity	$109,298	$58,309
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
dollars in millions, except share and per share data	2022	2021	2020
Interest income
Interest and fees on loans	$2,953	$1,295	$1,333
Interest on investment securities	354	145	144
Interest on deposits at banks	106	11	7
Total interest income	3,413	1,451	1,484
Interest expense
Deposits	335	33	67
Borrowings	132	28	29
Total interest expense	467	61	96
Net interest income	2,946	1,390	1,388
Provision (benefit) for credit losses	645	(37)	58
Net interest income after provision for credit losses	2,301	1,427	1,330
Noninterest income
Rental income on operating lease equipment	864	—	—
Fee income and other service charges	163	42	37
Wealth management services	142	129	103
Service charges on deposit accounts	100	95	88
Factoring commissions	104	—	—
Cardholder services, net	102	87	74
Merchant services, net	35	33	24
Insurance commissions	47	16	15
Realized gain on sale of investment securities available for sale, net	—	33	60
Fair value adjustment on marketable equity securities, net	(3)	34	29
Bank-owned life insurance	32	3	3
Gain on sale of leasing equipment, net	15	—	—
Gain on acquisition	431	—	—
Gain on extinguishment of debt	7	—	—
Other noninterest income	97	36	44
Total noninterest income	2,136	508	477
Noninterest expense
Depreciation on operating lease equipment	345	—	—
Maintenance and other operating lease expenses	189	—	—
Salaries and benefits	1,396	759	722
Net occupancy expense	194	117	117
Equipment expense	216	119	116
Professional fees	57	20	17
Third-party processing fees	103	60	45
FDIC insurance expense	31	14	13
Marketing expense	53	10	10
Merger-related expenses	231	29	17
Intangible asset amortization	23	12	15
Other noninterest expense	237	94	117
Total noninterest expense	3,075	1,234	1,189
Income before income taxes	1,362	701	618
Income tax expense	264	154	126
Net income	$1,098	$547	$492
Preferred stock dividends	50	18	14
Net income available to common stockholders	$1,048	$529	$478
Earnings per common share
Basic	$67.47	$53.88	$47.50
Diluted	$67.40	$53.88	$47.50
Weighted average common shares outstanding
Basic	15,531,924	9,816,405	10,056,654
Diluted	15,549,944	9,816,405	10,056,654
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
dollars in millions	2022	2021	2020
Net income	$1,098	$547	$492
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on securities available for sale	(730)	(88)	73
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	1	(11)	4
Net change in defined benefit pension items	(16)	97	62
Other comprehensive (loss) income, net of tax	$(745)	$(2)	$139
Total comprehensive income	$353	$545	$631
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2019	$—	$10	$1	$44	$3,658	$(127)	$3,586
Cumulative effect of adoption of ASC 326	—	—	—	—	37	—	37
Net income	—	—	—	—	492	—	492
Other comprehensive loss, net of tax	—	—	—	—	—	139	139
Issuance of preferred stock	340	—	—	—	—	—	340
Repurchased 813,090 shares of Class A common stock	—	(1)	—	(44)	(289)	—	(334)
Cash dividends declared ($1.67 per common share):
Class A common stock	—	—	—	—	(15)	—	(15)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared	—	—	—	—	(14)	—	(14)
Balance at December 31, 2020	340	9	1	—	3,867	12	4,229
Net income	—	—	—	—	547	—	547
Other comprehensive loss, net of tax	—	—	—	—	—	(2)	(2)
Cash dividends declared ($1.88 per common share):
Class A common stock	—	—	—	—	(16)	—	(16)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared	—	—	—	—	(18)	—	(18)
Balance at December 31, 2021	340	9	1	—	4,378	10	4,738
Net income	—	—	—	—	1,098	—	1,098
Other comprehensive loss, net of tax	—	—	—	—	—	(745)	(745)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock-based compensation	—	—	—	75	—	—	75
Repurchased 1,500,000 shares of Class A common stock	—	(1)	—	(1,239)	—	—	(1,240)
Cash dividends declared ($2.16 per common share):
Class A common stock	—	—	—	—	(32)	—	(32)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(19)	—	(19)
Series B	—	—	—	—	(20)	—	(20)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
dollars in millions	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,098	$547	$492
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision (benefit) for credit losses	645	(37)	58
Deferred tax expense (benefit)	206	(8)	(26)
Depreciation, amortization, and accretion, net	533	143	133
Stock based compensation expense	19	—	—
Realized gain on sale of investment securities available for sale, net	—	(33)	(60)
Fair value adjustment on marketable equity securities, net	3	(34)	(29)
Gain on sale of loans, net	(22)	(33)	(38)
Gain on sale of operating lease equipment, net	(15)	—	—
Loss on sale of premises and equipment, net	5	—	—
(Gain) loss on other real estate owned, net	(14)	(1)	4
Gain on acquisition	(431)	—	—
Gain on extinguishment of debt	(7)	—	—
Origination of loans held for sale	(499)	(1,123)	(1,042)
Proceeds from sale of loans held for sale	562	1,036	1,046
Net change in other assets	484	(733)	(135)
Net change in other liabilities	260	5	(15)
Other operating activities	(36)	(13)	(12)
Net cash provided by (used in) operating activities	2,791	(284)	376
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits at banks	6,965	(4,767)	(3,204)
Purchase of marketable equity securities	—	(2)	(333)
Proceeds from sales of investments in marketable equity securities	—	30	353
Purchase of investment securities available for sale	(1,985)	(6,375)	(8,667)
Proceeds from maturities of investment securities available for sale	1,237	2,455	2,791
Proceeds from sale of investment securities available for sale	2	1,367	4,585
Purchase of investment securities held to maturity	(755)	(1,401)	(1,633)
Proceeds from maturities of investment securities held to maturity	835	809	301
Net change in loans	(5,344)	423	(3,850)
Proceeds from sale of loans	245	—	13
Net decrease in credit balances of factoring clients	(538)	—	—
Purchase of operating lease equipment	(771)	—	—
Proceeds from sale of operating lease equipment	95	—	—
Purchase of premises and equipment	(155)	(107)	(133)
Proceeds from sales of premises and equipment	13	1	1
Proceeds from sales of other real estate owned	48	41	28
Acquisition, net of cash acquired	134	—	(60)
Other investing activities	49	(42)	(100)
Net cash provided by (used in) investing activities	75	(7,568)	(9,908)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	568	(406)	(1,010)
Net (decrease) increase in demand and other interest-bearing deposits	(2,259)	8,382	9,989
Net decrease in securities sold under customer repurchase agreements	(153)	(52)	(97)
Repayment of short-term borrowings	(1,355)	—	—
Proceeds from issuance of short-term borrowings	3,105	—	—
Repayment of long-term borrowings	(5,099)	(54)	(87)
Proceeds from issuance of long-term borrowings	3,854	—	746
Net proceeds from issuance of preferred stock	—	—	340
Repurchase of Class A common stock	(1,240)	—	(334)
Cash dividends paid	(83)	(42)	(30)
Other financing activities	(24)	—	—
Net cash (used in) provided by financing activities	(2,686)	7,828	9,517
Change in cash and due from banks	180	(24)	(15)
Cash and due from banks at beginning of year	338	362	377
Cash and due from banks at end of year	$518	$338	$362

	Year Ended December 31,
dollars in millions	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$525	$62	$105
Income taxes	(551)	870	117
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	14	14	12
Transfers of premises and equipment to other real estate	19	14	15
Transfer of investment securities available for sale to held to maturity	—	452	1,461
Dividends declared but not paid	1	—	5
Transfer of assets from held for investment to held for sale	188	88	49
Transfer of assets from held for sale to held for investment	21	4	6
Loans held for sale exchanged for investment securities	38	231	11
Commitments extended during the period on affordable housing investment credits	110	15	15
Issuance of common stock as consideration for acquisition	5,279	—	—
Stock-based compensation as consideration for acquisition	81	—	—
Issuance of preferred stock as consideration for acquisition	541	—	—
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or the “Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate a network of over 500 branches in 22 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States. BancShares provides various types of commercial and consumer banking services, including lending, leasing and wealth management services. Deposit services include checking, savings, money market and time deposit accounts.

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

The consolidated financial statements of BancShares include the accounts of BancShares and its subsidiaries, certain partnership interests and variable interest entities (“VIEs”) where BancShares is the primary beneficiary, if applicable. All significant intercompany accounts and transactions are eliminated upon consolidation. Assets held in agency or fiduciary capacity are not included in the consolidated financial statements.

VIEs are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. BancShares has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. BancShares is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. As such, assets and liabilities of these entities are not consolidated into the financial statements of BancShares. The recorded investment in these entities is reported within other assets. See Note 10 — Other Assets and Note 12 — Variable Interest Entities for additional information.
Reclassifications
In certain instances, amounts reported in the 2021 and 2020 consolidated financial statements have been reclassified to conform to the 2022 financial statement presentation, primarily reflecting impacts from the CIT Merger (as defined below). Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions impacting the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates include the allowance for credit losses (“ACL”) and fair value estimates of acquired loans and operating lease equipment and core deposit intangibles.

Business Combinations
BancShares accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets and assumed liabilities are included with the acquirer’s accounts at their estimated fair value as of the date of acquisition, with any excess of purchase price over the fair value of the net tangible and intangible assets acquired recognized as goodwill. To the extent the fair value of identifiable net assets acquired exceeds the purchase price, a gain on acquisition is recognized. Merger-related costs are recognized as period expenses as incurred.

On January 3, 2022, BancShares completed its previously announced merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “Merger Agreement”). See Note 2 — Business Combinations for additional information.

Reportable Segments
As of December 31, 2021, BancShares managed its business and reported its financial results as a single segment. BancShares began reporting multiple segments during the first quarter of 2022 and now reports General Banking, Commercial Banking, Rail, and Corporate segments. BancShares conformed the comparative prior periods presented to reflect the new segments. The substantial majority of BancShares’ operations for historical periods prior to completion of the CIT Merger are included in the General Banking segment. The Commercial Banking and Rail segments primarily relate to operations acquired in the CIT Merger. See Note 23 — Business Segment Information for additional information.

SIGNIFICANT ACCOUNTING POLICIES

Interest-Earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with banks and federal funds sold. Interest-earning deposits at banks have initial maturities of three months or less. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature.

Investments

Debt Securities
BancShares classifies debt securities as held to maturity (“HTM”) or available for sale (“AFS”). Debt securities are classified as HTM when BancShares has the intent and ability to hold the securities to maturity. HTM securities are reported at amortized cost. Other debt securities are classified as AFS and reported at estimated fair value, with unrealized gains and losses, net of income taxes, reported in Accumulated Other Comprehensive Income (“AOCI”). Amortization of premiums and accretion of discounts for debt securities are recorded in interest income. Realized gains and losses from the sale of debt securities are included in noninterest income. BancShares performs pre-purchase due diligence and evaluates the credit risk of AFS and HTM debt securities purchased directly into BancShares' portfolio or via acquisition. If securities have evidence of more than insignificant credit deterioration since issuance, they are designated as purchased credit deteriorated (“PCD”).

For AFS debt securities, management performs a quarterly analysis of the investment portfolio to evaluate securities currently in an unrealized loss position for potential credit-related impairment. If BancShares intends to sell a security, or does not have the intent and ability to hold a security before recovering the amortized cost, the entirety of the unrealized loss is immediately recorded in earnings to the extent that it exceeds the associated ACL previously established. For the remaining securities, an analysis is performed to determine if any portion of the unrealized loss recorded relates to credit impairment. If credit-related impairment exists, the amount is recorded through the ACL and related provision. This review includes indicators such as changes in credit rating, delinquency, bankruptcy or other significant news event impacting the issuer. BancShares determined that there were no expected credit losses on the HTM or AFS portfolios.

Debt securities are also classified as past due when the payment of principal and interest based upon contractual terms is 30 days delinquent or greater. Missed interest payments on debt securities are rare. Management reviews all debt securities with delinquent interest and immediately charges off any accrued interest determined to be uncollectible. See Note 3 — Investment Securities for additional information.
Equity Securities
Investments in equity securities having readily determinable fair values are stated at fair value. Realized and unrealized gains and losses on these securities are included in noninterest income. Non-marketable equity securities are securities with no readily determinable fair values and are measured at cost. BancShares evaluates its equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in other noninterest expense. See Note 10 — Other Assets for amounts of non-marketable equity securities at December 31, 2022 and 2021.

Other Securities
Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of FHLB restricted stock. This stock is restricted as it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets. Additionally, BancShares holds shares of Visa Inc. (“Visa”) Class B common stock. See Note 3 — Investment Securities and Note 10 — Other Assets for additional information.

Investment in Qualified Affordable Housing Projects
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense. All investments held in qualified affordable housing projects qualify for the proportional amortization method. See Note 10 — Other Assets and Note 12 — Variable Interest Entities for additional information.

Assets Held for Sale
Assets held for sale (“AHFS”) at December 31, 2022 consist of residential mortgage loans held for sale of $4 million carried at fair value and commercial loans held for sale of $48 million carried at the lower of the cost or fair value (“LOCOM”). The remainder related to operating lease equipment held for sale, which is carried at LOCOM. AHFS at December 31, 2021 consist of residential mortgage loans held for sale of $99 million carried at fair value.

Loans and Leases
BancShares extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, finance leases and operating leases. BancShares also extends credit through consumer loans, including residential mortgages and auto loans.

We re-evaluated our loan classes to reflect the characteristics of BancShares’ portfolio. The changes to the loan classes primarily include: (i) reclassifying Small Business Administration Paycheck Protection Program (“SBA-PPP”) loans into the commercial and industrial class, (ii) identifying a separate loan class for leases, and (iii) no longer having PCD loans as a separate loan class. Our loan classes as of December 31, 2022 are described below. Prior period disclosures have been conformed to the current presentation.

Commercial Loans and Leases
Commercial Construction - Commercial construction consists of loans to finance land for commercial development of real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult.
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
Consumer Auto - Consumer auto loans consist of installment loans to finance purchases of vehicles. These loans include direct auto loans originated in bank branches, as well as indirect auto loans originated through agreements with auto dealerships. The value of the underlying collateral within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral, if any.
Consumer Other - Other consumer loans consist of loans to finance unsecured home improvements, student loans, and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral.

Originated loans for which management has the intent and ability to hold for the foreseeable future are classified as held for investment (“HFI”) and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans outstanding. The net amount of the nonrefundable fees and costs is amortized to interest income over the contractual lives using methods that approximate a constant yield.

Acquired Loans and Leases
BancShares’ accounting methods for acquired loans and leases depends on whether or not the loans reflect more than insignificant credit deterioration since origination at the date of acquisition.

Non-Purchased Credit Deteriorated Loans and Leases
Non-Purchased Credit Deteriorated (“Non-PCD”) loans and leases do not reflect more than insignificant credit deterioration since origination at the date of acquisition. These loans are recorded at fair value and an increase to the ACL is recorded with a corresponding increase to the provision for credit losses at the date of acquisition. The difference between the fair value and the unpaid principal balance (“UPB”) at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Purchased Credit Deteriorated Loans and Leases
Purchased loans and leases that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans and leases. PCD loans and leases are recorded at acquisition-date amortized cost, which is the purchase price or fair value in a business combination, plus BancShares' initial ACL, which results in a gross up of the loan balance (the “PCD Gross-Up”). The initial ACL for PCD loans and leases is established through the PCD Gross-Up and there is no corresponding increase to the provision for credit losses. The difference between the UPB and the acquisition date amortized cost resulting from the PCD Gross-Up is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Past Due and Non-Accrual Loans and Leases
Loans and leases are classified as past due when the payment of principal and interest based upon contractual terms is 30 days or greater delinquent. Loans and leases are generally placed on nonaccrual when principal or interest becomes 90 days past due or when it is probable the principal or interest is not fully collectible. When loans are placed on nonaccrual, previously uncollected accrued interest is reversed from interest income and the ongoing accrual of interest is discontinued. All payments received thereafter are applied as a reduction of the outstanding balance until the account is collected, charged-off or returned to accrual status. Loans and leases are generally removed from nonaccrual status when they become current for a sustained period of time and there is no longer concern as to the collectability of principal and interest.

Troubled Debt Restructurings
A loan is considered a troubled debt restructuring (“TDR”) when both a modification to a borrower’s debt agreement is made and a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include short-term deferrals of interest, modifications of payment terms or, in certain limited instances, forgiveness of principal or interest. Loans restructured as a TDR are treated and reported as such for the remaining life of the loan. TDR loans can be nonaccrual or accrual, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged-off, the remaining balance is typically classified as nonaccrual. Refer to further discussion in the “Recently Issued Accounting Standards” section of Note 1 — Significant Accounting Policies and Basis of Presentation.

Loan Charge-Offs and Recoveries
Loan charge-offs are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral, guarantees, and the status of collection activities. Loan balances considered uncollectible are charged-off against the ACL and deducted from the carrying value of the related loans. Consumer loans are subject to mandatory charge-off at specified delinquency dates in accordance with regulatory guidelines. The value of the underlying collateral for consumer loans is considered when determining the charge-off amount if repossession is reasonably assured and in process. See Note 4 — Loans and Leases for additional information. Realized recoveries of amounts previously charged-off are credited to the ACL.

Allowance for Credit Losses

Loans and Leases
The ACL represents management’s best estimate of credit losses expected over the life of the loan or lease, adjusted for expected contractual payments and the impact of prepayment expectations. Estimates for loan and lease losses are determined by analyzing quantitative and qualitative components present as of the evaluation date. Adjustments to the ACL are recorded with a corresponding entry to the provision or benefit for credit losses in accordance with FASB Accounting Standard Codification (“ASC”) 326 Financial Instruments- Credit Losses (“ASC 326”). ASC 326 introduced the current expected credit losses methodology (“CECL”) for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. BancShares adopted ASC 326 on January 1, 2020 and CECL is applied for all periods presented in these consolidated financial statements.

The ACL is calculated based on a variety of considerations, including, but not limited to actual net loss history of the various loan and lease pools, delinquency trends, changes in forecasted economic conditions, loan growth, estimated loan life, and changes in portfolio credit quality. Loans and leases are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ACL. These ACL models estimate the probability of default (“PD”) and loss given default (“LGD”) for individual loans and leases within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries and other factors. The loan and lease level, undiscounted ACL is calculated by applying the modeled PD and LGD to monthly forecasted loan and lease balances which are adjusted for contractual payments, prior defaults, and prepayments. Prepayment assumptions were developed through a review of BancShares’ historical prepayment activity and considered forecasts of future economic conditions. Forecasted LGDs are adjusted for expected recoveries. Model outputs may be adjusted through a qualitative assessment to reflect trends not captured within the models, which could include economic conditions, credit quality, concentrations, and significant policy and underwriting changes. Risk pools for estimating the ACL are aggregated into commercial and consumer loan classes for reporting purposes in Note 5 — Allowance for Credit Losses.

The ACL models utilize economic variables, including unemployment, gross domestic product (“GDP”), home price index, commercial real estate index, corporate profits, and credit spreads. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the lives of the loan portfolios. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations.

When loans do not share risk characteristics similar to others in the pool, the ACL is evaluated on an individual basis. Given that BancShares' CECL models are loan level models, the population of loans evaluated individually is not significant and consists primarily of loans greater than $500 thousand. A specific ACL is established, or partial charge-off is recorded, for the difference between the excess amortized cost of loan and the loan’s estimated fair value.

Certain aspects of BancShares’ ACL methodology were changed during the first quarter of 2022 in order to integrate the methodologies of BancShares and CIT. The changes include the following: (i) applying a forecast horizon that covers the lives of the loan portfolios instead of using a two year reasonable and supportable period with a one year reversion period followed by a historical long run average economic forecast for the remainder of the portfolio life; and (ii) implementing scenario weighting of baseline, upside, and downside macroeconomic scenarios instead of utilizing just the consensus baseline scenario as the basis of the quantitative ACL estimate.

Accrued Interest Receivable
BancShares' accounting policies and credit monitoring provide that uncollectible accrued interest is reversed or written off against interest income in a timely manner. Therefore, BancShares elected to not measure an ACL for accrued interest receivable and it is excluded from the amortized cost basis of loans and HTM debt securities.

Unfunded Commitments
A reserve for unfunded commitments is established for off-balance sheet exposures such as unfunded balances for existing lines of credit, deferred purchase agreements, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). These unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. BancShares estimates the expected funding amounts and applies its PD and LGD models to those expected funding amounts to estimate the reserve for unfunded commitments. See Note 5 — Allowance for Credit Losses for additional information.

Leases

Lessor Arrangements
BancShares did not have significant amounts of equipment related to operating leases prior to completion of the CIT Merger. At December 31, 2022, BancShares has operating lease equipment of $8.16 billion, primarily related to the Rail segment. Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Rail equipment has estimated useful lives of 40-50 years and the useful lives of other equipment are generally 3-10 years.

Where management’s intention is to sell the operating lease equipment, it is marked to LOCOM and classified as AHFS. Depreciation is no longer recognized, and the assets are evaluated for impairment, with any further marks to LOCOM recorded in other noninterest income. Equipment received at the end of the lease to be sold, is marked to LOCOM with the adjustment recorded in other noninterest income. Initial direct costs are amortized over the lease term.

Sales-type and direct financing leases are carried at the aggregate of lease payments receivable and estimated residual value of the leased property, if applicable, less unearned income. Interest income is recognized over the term of the leases to achieve a constant periodic rate of return on the outstanding investment. Our finance lease activity primarily relates to leasing of new equipment with the equipment purchase price equal to fair value and therefore there is no selling profit or loss at lease commencement.

Lease components are separated from non-lease components that transfer a good or service to the customer; and the non-lease components in our lease contracts are accounted for in accordance with ASC 310 Receivables. BancShares utilizes the operating lease practical expedient for its Rail portfolio leases to not separate non-lease components of railcar maintenance services from associated lease components, and as a result rental income includes the maintenance non-lease component. This practical expedient is available when both of the following are met: (i) the timing and pattern of transfer of the non-lease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

We manage and evaluate residual risk by performing periodic reviews of estimated residual values and monitoring levels of residual realizations. A change in estimated operating lease residual values would result in a change in future depreciation expense. A change in estimated finance lease residual values during the lease term impacts the ACL as the lessor considers both the lease receivable and the unguaranteed residual asset when determining the finance lease net investment allowance.

Impairment of Operating Lease Equipment
A review for impairment of our operating lease equipment is performed at least annually or when events or changes in circumstances indicate that the carrying amount of these long-lived assets may not be recoverable. Impairment of long-lived assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If a long-lived asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the long-lived asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value is below the projected book value at the end of the depreciable life.

Lessee Arrangements
BancShares leases certain branch locations, administrative offices and equipment. Operating lease right of use assets (“ROU assets”) are included in other assets and the associated lease obligations are included in other liabilities. Finance leases are included in premises and equipment and other borrowings. See Note 13 — Borrowings for additional information. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; BancShares instead recognizes lease expense for these leases on a straight-line basis over the lease term.

ROU assets represent BancShares' right to use an underlying asset for the lease term and lease liabilities represent BancShares' corresponding obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets also include initial direct costs and pre-paid lease payments made, excluding lease incentives. As most of BancShares' leases do not provide an implicit rate, BancShares uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using secured rates for new FHLB advances under similar terms as the lease at inception.

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

BancShares determines if an arrangement is a lease at inception. BancShares’ lease agreements do not contain any material residual value guarantees or material restrictive covenants. BancShares does not lease any properties or facilities from any related party. As of December 31, 2022, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements. See Note 6 — Leases for additional information.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the identifiable assets acquired. Goodwill is not amortized, but is evaluated at least annually for impairment during the third quarter, or when events or changes in circumstances indicate a potential impairment exists. Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at fair value and are amortized over their average estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate a potential impairment exists. See Note 8 — Goodwill and Other Intangibles for additional information.

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

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation expense is generally computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and capitalized leases are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the assets. BancShares reviews premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and when an impairment loss is recognized the adjusted carrying amount will be its new cost basis to depreciate over the remaining useful life of the asset.

Derivative Financial Instruments
BancShares did not have any significant derivative financial instruments prior to completion of the CIT Merger. However, BancShares acquired various derivative financial instruments in connection with the CIT Merger as further described in Note 14 — Derivative Financial Instruments. BancShares manages economic risk and exposure to interest rate and foreign currency risk through derivative transactions in over-the-counter markets with other financial institutions. BancShares also offers derivative products to its customers in order for them to manage their interest rate and currency risks. BancShares does not enter into derivative financial instruments for speculative purposes.

Derivatives utilized by BancShares may include swaps, forward settlement contracts, options contracts and risk participations. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that gives the buyer the right, but not the obligation, to buy or sell an underlying asset from or to another party at a predetermined price or rate over a specific period of time. A risk participation is a financial guarantee, in exchange for a fee, that gives the buyer the right to be made whole in the event of a predefined default event.

BancShares documents, at inception, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, BancShares designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances. BancShares does not have any qualifying fair value, cash flow or net investment hedges as of December 31, 2022.

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

BancShares has both bought and sold credit protection in the form of participations in interest rate swaps (risk participations). These risk participations were entered into in the ordinary course of business to facilitate customer credit needs. Swap participations where BancShares has sold credit protection have maturities ranging between 2023 and 2036 and may require BancShares to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

BancShares uses foreign currency forward contracts, interest rate swaps, and options to hedge interest rate and foreign currency risks arising from its asset and liability mix. These are treated as economic hedges.

All derivative instruments are recorded at their respective fair value. BancShares reports all derivatives on a gross basis in the Consolidated Balance Sheets and does not offset derivative assets and liabilities and cash collateral under master netting agreements except for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet. These swap contracts are accounted as “settled-to-market” and cash variation margin paid or received is characterized as settlement of the derivative exposure. Variation margin balances are offset against the corresponding derivative asset and liability balances on the balance sheet. Nonqualifying hedges are presented in the Consolidated Balance Sheets in other assets or other liabilities, with their resulting gains or losses recognized in other noninterest income. For non-qualifying derivatives with periodic interest settlements, BancShares reports such settlements with other changes in fair value in other noninterest income.

Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Valuations of derivative assets and liabilities reflect the value of the instrument including BancShares’ and the counterparty’s credit risk.

BancShares is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative agreement. Losses related to credit risk are reflected in other noninterest income. BancShares manages this credit risk by requiring that all derivative transactions entered into as hedges be conducted with counterparties rated investment grade at the initial transaction by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty. In addition, pursuant to the terms of the Credit Support Annexes between BancShares and its counterparties, BancShares may be required to post collateral or may be entitled to receive collateral in the form of cash or highly liquid securities depending on the valuation of the derivative instruments as measured on a daily basis. See Note 14 — Derivative Financial Instruments for additional information.

Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) represent the right to provide servicing under various loan servicing contracts when servicing is retained in connection with a loan sale or acquired in a business combination. MSRs are initially recorded at fair value and amortized in proportion to, and over the period of, the future net servicing income of the underlying loan. At each reporting period, MSRs are evaluated for impairment based upon the fair value of the rights as compared to the carrying value. See Note 9 — Mortgage Servicing Rights for additional information.

Fair Values

Fair Value Hierarchy
BancShares measures the fair value of its financial assets and liabilities in accordance with ASC 820 Fair Value Measurement, which defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. BancShares categorizes its financial instruments based on the significance of inputs to the valuation techniques according to the following three-tier fair value hierarchy:
•Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Level 1 assets and liabilities include equity securities that are traded in an active exchange market.
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include certain commercial loans, debt and equity securities with quoted prices that are traded less frequently than exchange-traded instruments, borrowings, time deposits, securities sold under customer repurchase agreements and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments such as collateral dependent commercial and consumer loans, as well as loans held for sale, certain available for sale corporate securities and derivative contracts whose values are determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. See Note 16 — Fair Value for additional information.

Per Share Data
Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of Class A Common Stock and Class B Common Stock outstanding during each period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive shares. BancShares’ potential dilutive instruments include unvested RSUs assumed in the CIT Merger. The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the diluted earnings per common share computation as the result would have an anti-dilutive effect. BancShares had no potential dilutive common shares outstanding prior to the CIT Merger and did not report diluted earnings per common share for prior periods. See Note 20 — Earnings Per Common Share for additional information.

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

As a result of the Inflation Reduction Act of 2022, effective for tax years beginning after December 31, 2022, BancShares may be subject to a Corporate Alternative Minimum Tax (“CAMT”). BancShares will treat any CAMT that may be applicable to tax years beginning after December 31, 2022 as a period cost. Refer to Note 21 — Income Taxes, for additional disclosures.

Bank-Owned Life Insurance (“BOLI”)
Banks can purchase life insurance policies on the lives of certain officers and employees and are the owner and beneficiary of the policies. These policies, known as BOLI, offset the cost of providing employee benefits. BancShares records BOLI at each policy’s respective cash surrender value (“CSV”), with changes in the CSV recorded as noninterest income in the Consolidated Statements of Income.

Stock-Based Compensation
BancShares did not have stock-based compensation awards prior to completion of the CIT Merger. Certain CIT employees received grants of restricted stock unit awards (“CIT RSUs”) or performance stock unit awards (“CIT PSUs”). Upon completion of the CIT Merger and pursuant to the terms of the Merger Agreement, (i) the CIT RSUs and CIT PSUs converted into “BancShares RSUs” based on the 0.062 exchange ratio (the “Exchange Ratio”) and (ii) the BancShares RSUs became subject to the same terms and conditions (including vesting terms, payment timing and rights to receive dividend equivalents) applicable to the CIT RSUs and CIT PSUs, except that vesting for the converted CIT PSUs was no longer subject to any performance goals or metrics. Upon completion of the CIT Merger, the fair value of the BancShares RSUs was determined based on the closing share price of the Parent Company’s Class A Common Stock (the “Class A Common Stock”) on January 3, 2022. The fair value of the BancShares RSUs is (i) included in the purchase price consideration for the portion related to employee services provided prior to completion of the CIT Merger and (ii) recognized in expenses for the portion related to employee services to be provided after completion of the CIT Merger. For “graded vesting” awards, each vesting tranche of the award is amortized separately as if each were a separate award. For “cliff vesting” awards, compensation expense is recognized over the requisite service period. BancShares recognizes the effect of forfeitures in compensation expense when they occur. In the event of involuntary termination of employees after the Merger Date (as defined below), vesting occurs on the employee termination date for BancShares RSUs subject to change in control provisions. Expenses related to stock-based compensation are included in merger-related expenses in the Consolidated Statements of Income. Stock-based compensation is discussed further in Note 22 — Employee Benefit Plans.

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

Defined Benefit Pension Plans and Other Postretirement Benefits
BancShares has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. All assumptions are reviewed annually for appropriateness. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. The assumed rate of future compensation increases is based on actual experience and future salary expectations. BancShares also estimates a long-term rate of return on pension plan assets used to estimate the future value of plan assets. In developing the long-term rate of return, BancShares considers such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. In conjunction with the CIT Merger, BancShares assumed the funded and unfunded noncontributory defined benefit pension and postretirement plans of CIT. The postretirement plans acquired were terminated during the year. See Note 22 — Employee Benefit Plans for disclosures related to the plans.

Revenue Recognition
Interest income on HFI loans is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with purchase accounting adjustments (“PAA”), which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as held for sale, accretion (amortization) of the discount (premium) will cease. Interest income on loans HFI and held for sale is included in interest and fees on loans in the Consolidated Statements of Income. Interest on investment securities and interest on interest-earning deposits at banks is recognized in interest income on an accrual basis. Amortization of premiums and accretion of discounts for investment securities are included in interest on investment securities. Dividends received from marketable equity securities are recognized within interest on investment securities.

BancShares generally acts in a principal capacity, on its own behalf, in its contracts with customers. In these transactions, BancShares recognizes revenues and the related costs to generate those revenues on a gross basis. In certain, circumstances, BancShares acts in an agent capacity, on behalf of the customers with other entities, and recognizes revenues and the related costs to provide BancShares' services on a net basis. BancShares acts as an agent when providing certain cardholder and merchant, insurance, and brokerage services.

Descriptions of BancShares' noninterest revenue-generating activities are broadly segregated as follows:
Rental income on operating leases – Rental income is recognized on a straight-line basis over the lease term for lease contract fixed payments and is included in noninterest income. Rental income also includes variable lease income which is recognized as earned. The accrual of rental income on operating leases is suspended when the collection of substantially all rental payments is no longer probable and rental income for such leases is recognized when cash payments are received. In the period we conclude that collection of rental payments is no longer probable, accrued but uncollected rental revenue is reversed against rental income.
Cardholder and Merchant Services – These represent interchange fees from customer debit and credit card transactions earned when a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been satisfied, which is upon completion of the card transaction. Additionally, as BancShares is acting as an agent for the customer and transaction processor, costs associated with cardholder and merchant services transactions are netted against the fee income.
Service charges on deposit accounts – These deposit account-related fees represent monthly account maintenance and transaction-based service fees, such as overdraft fees, stop payment fees and charges for issuing cashier’s checks and money orders. For account maintenance services, revenue is recognized at the end of the statement period when BancShares' performance obligation has been satisfied. All other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.
Wealth management services – These primarily represent sales commissions on various product offerings, transaction fees and trust and asset management fees. The performance obligation for wealth management services is the provision of services to place annuity products issued by the counterparty to investors and the provision of services to manage the client’s assets, including brokerage custodial and other management services. Revenue from wealth management services is recognized over the period in which services are performed, and is based on a percentage of the value of the assets under management/administration.
Fees and other service charges – These include, but are not limited to, check cashing fees, international banking fees, internet banking fees, wire transfer fees, safe deposit fees, as well as capital market-related fees and fees on lines and letters of credit. The performance obligation is fulfilled and revenue is recognized at the point in time the requested service is provided to the customer.
Insurance commissions – These represent commissions earned on the issuance of insurance products and services. The performance obligation is generally satisfied upon the issuance of the insurance policy and revenue is recognized when the commission payment is remitted by the insurance carrier or policy holder depending on whether the billing is performed by BancShares or the carrier.
ATM income - These represent fees imposed on customers and non-customers for engaging in an ATM transaction. Revenue is recognized at the time of the transaction as the performance obligation of rendering the ATM service has been met.
Factoring commissions – These are earned in the Commercial Banking segment and are driven by factoring volumes, principally in the retail sectors. Factoring commissions are charged as a percentage of the invoice amount of the receivables assigned to BancShares. The volume of factoring activity and the commission rates charged impact factoring commission income earned. Factoring commissions are deferred and recognized as income over time based on the underlying terms of the assigned receivables. See Commercial Loans and Leases section for additional commentary on factoring.

Gains on leasing equipment – These are recognized upon completion of sale (sale closing) and transfer of title. The gain is determined based on sales price less book carrying value (net of accumulated depreciation).
BOLI income – This reflects income earned on changes in the CSV of the BOLI policies.
Other – This consists of several forms of recurring revenue, such as FHLB dividends. For the remaining transactions, revenue is recognized when, or as, the performance obligation is satisfied.
Newly Adopted Accounting Standards
The following pronouncements or ASUs were issued by the FASB and adopted by BancShares as of January 1, 2022.
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
Recently Issued Accounting Standards
ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures- Issued March 2022
For creditors that have adopted CECL, the amendments in this ASU: (i) eliminate the previous recognition and measurement guidance for TDRs, (ii) require new disclosures for loan modifications when a borrower is experiencing financial difficulty (the “Modification Disclosures”) and (iii) require disclosures of current period gross charge-offs by year of origination in the vintage disclosures (the “Gross Charge-off Vintage Disclosures”).
The Modification Disclosures apply to the following modification types: principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination thereof. Creditors will be required to disclose the following by loan class: (i) amounts and relative percentages of each modification type, (ii) the financial effect of each modification type, including the amount of principal forgiveness and reduction in weighted average interest rate, (iii) the performance of the loan in the 12 months following the modification and (iv) qualitative information discussing how the modifications factored into the determination of the ACL.
BancShares adopted ASU 2022-02 as of January 1, 2023 and elected to apply the modified retrospective transition method for ACL recognition and measurement. As a result of adopting this ASU, BancShares does not expect a material change to its ACL related to loans previously modified as a TDR and, therefore, does not expect a material cumulative effect adjustment to retained earnings as of January 1, 2023. The Modification Disclosures and Gross Charge-off Vintage Disclosures are required to be applied prospectively, beginning in BancShares’ Quarterly Report on Form 10-Q as of and for the three months ending March 31, 2023.

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

CIT RSUs and PSUs converted to BancShares RSUs, and CIT Director Equity Awards immediately vested upon completion of the CIT Merger, as further described in the “Stock-Based Compensation” discussion in Note 1 — Significant Accounting Policies and Basis of Presentation. The aggregate purchase price consideration related to these compensation awards was $81 million.

The CIT Merger has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values based on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the merger and other future events that are highly subjective in nature. Purchase accounting could change until management finalized its analysis of the acquired assets and assumed liabilities, up to one year from the Merger Date. As of December 31, 2022, fair value measurements were finalized.

The following table provides a purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the Merger Date:

Purchase Price Consideration and Net Assets Acquired

dollars in millions, except shares issued and price per share	Purchase Price Allocation
Common share consideration
Shares of Class A Common Stock issued	6,140,010
Price per share on January 3, 2022	$859.76
Common stock consideration	$5,279
Preferred stock consideration	541
Stock-based compensation consideration	81
Cash in lieu of fractional shares and other consideration paid	51
Purchase price consideration	$5,952
Assets
Cash and interest-earning deposits at banks	$3,060
Investment securities	6,561
Assets held for sale	59
Loans and leases	32,714
Operating lease equipment	7,838
Bank-owned life insurance	1,202
Intangible assets	143
Other assets	2,198
Total assets acquired	$53,775
Liabilities
Deposits	$39,428
Borrowings	4,536
Credit balances of factoring clients	1,534
Other liabilities	1,894
Total liabilities assumed	$47,392
Fair value of net assets acquired	6,383
Gain on acquisition	$431

BancShares recorded a gain on acquisition of $431 million in noninterest income, representing the excess of the fair value of net assets acquired over the purchase price. The gain on acquisition is not taxable.

The following is a description of the methods used to determine the estimated fair values of significant assets acquired and liabilities assumed as presented above.

Cash and interest-earning deposits at banks
For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value.

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

Assets held for sale and loans and leases
Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, amortization status and current discount rate. Selected larger, impaired loans were specifically reviewed to evaluate credit risk. Loans with similar risk characteristics were pooled together when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and required rates of return for market participants to purchase similar assets, including adjustments for liquidity and credit quality when necessary.

BancShares’ accounting methods for acquired loans and leases are discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. The following table presents the UPB and fair value of the loans and leases acquired by BancShares in the CIT Merger. The UPB for PCD loans and leases includes the PCD Gross-Up of $272 million as discussed further in Note 4 — Loans and Leases.

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

A discount was recorded for operating lease equipment, which includes railcars, locomotives and other equipment, to reduce it to fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the equipment on a straight-line basis. The intangible liability (see Note 8 — Goodwill and Other Intangibles) will be amortized, thereby increasing rental income (a component of noninterest income) over the remaining term of the lease agreements on a straight-line basis.

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
Certain core deposits were acquired as part of the CIT Merger, which provide an additional source of funds for BancShares. The core deposit intangibles represent the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the income approach, after-tax cost savings method. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to Note 8 — Goodwill and Other Intangibles for further discussion.

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

Borrowings
In connection with the CIT Merger, BancShares assumed the outstanding borrowings of CIT. The fair values of borrowings were estimated based on readily observable prices using reliable market sources.

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

Unaudited Pro Forma Information
The amount of interest income, noninterest income and net income of $1.75 billion, $1.24 billion and $587 million, respectively, attributable to the acquisition of CIT were included in BancShares’ Consolidated Statement of Income for the year ended December 31, 2022. CIT’s interest income, noninterest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the year ended December 31, 2022 and 2021 as if CIT had been acquired on January 1, 2021. The unaudited estimated pro forma information combines the historical results of CIT and BancShares and includes certain pro forma adjustments. The key pro forma adjustments relate to the following items that were recognized in BancShares Consolidated Statement of Income for the year ended December 31, 2022, but were reflected in 2021 for the pro forma financial information: (i) provision for credit losses of $513 million related to the Non-PCD loans and leases and unfunded commitments; (ii) merger-related expenses of $231 million; (iii) estimated PAA accretion and amortization related to fair value adjustments and intangibles associated with the CIT Merger; and (iv) $431 million gain on acquisition. BancShares expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information should not be relied upon as being indicative of the historical results of operations that would have occurred had the acquisition taken place on January 1, 2021. Actual results may differ from the unaudited pro forma information presented below and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated BancShares

dollars in millions	Year Ended December 31,
	2022	2021
Interest income	$3,413	$2,867
Noninterest income	1,705	2,537
Net income	1,225	1,497

NOTE 3 — INVESTMENT SECURITIES

The following tables as of December 31, 2022 include the investment security balances acquired in the CIT Merger, which were recorded at fair value on the acquisition date. The amortized cost and fair value of investment securities at December 31, 2022 and 2021, were as follows:

Amortized Cost and Fair Value - Debt Securities

dollars in millions	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,035	$—	$(137)	$1,898
Government agency	164	—	(2)	162
Residential mortgage-backed securities	5,424	1	(630)	4,795
Commercial mortgage-backed securities	1,774	—	(170)	1,604
Corporate bonds	570	—	(34)	536
Total investment securities available for sale	$9,967	$1	$(973)	$8,995
Investment in marketable equity securities	$75	$21	$(1)	$95
Investment securities held to maturity
U.S. Treasury	$474	$—	$(50)	$424
Government agency	1,548	—	(186)	1,362
Residential mortgage-backed securities	4,605	—	(723)	3,882
Commercial mortgage-backed securities	3,355	—	(484)	2,871
Supranational securities	295	—	(41)	254
Other	2	—	—	2
Total investment securities held to maturity	$10,279	$—	$(1,484)	$8,795
Total investment securities	$20,321	$22	$(2,458)	$17,885

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,007	$—	$(2)	$2,005
Government agency	221	1	(1)	221
Residential mortgage-backed securities	4,757	8	(36)	4,729
Commercial mortgage-backed securities	1,648	9	(17)	1,640
Corporate bonds	582	27	(1)	608
Total investment securities available for sale	$9,215	$45	$(57)	$9,203
Investment in marketable equity securities	$73	$25	$—	$98
Investment securities held to maturity
Residential mortgage-backed securities	$2,322	$6	$(22)	$2,306
Commercial mortgage-backed securities	1,485	—	(34)	1,451
Other	2	—	—	2
Total investment securities held to maturity	$3,809	$6	$(56)	$3,759
Total investment securities	$13,097	$76	$(113)	$13,060

Investments in mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. U.S. Treasury investments represents T-bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Association, FHLB and other agencies. Investments in supranational securities represent securities issued by the Supranational Entities and Multilateral Development Banks. Investments in corporate bonds represent positions in debt securities of other financial institutions. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions.

BancShares also holds approximately 354,000 shares of Class B common stock of Visa. Until the resolution of certain litigation, at which time the Visa Class B common stock will convert to publicly traded Visa Class A common stock, these shares are only transferable to other stockholders of Visa Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for shares of Visa Class B common stock into shares of Visa Class A common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares continues to monitor the trading activity in Visa Class B common stock and the status of the resolution of certain litigation matters at Visa that would trigger the conversion of the Visa Class B common stock into Visa Class A common stock.

Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At December 31, 2022, accrued interest receivables for available for sale and held to maturity debt securities were $33 million and $19 million, respectively. At December 31, 2021, accrued interest receivables for available for sale and held to maturity debt securities were $22 million and $7 million, respectively. During the year ended December 31, 2022 and 2021, there was no accrued interest that was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

dollars in millions	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$37	$37	$—	$—
After one through five years	2,068	1,928	2,049	2,048
After five through 10 years	483	455	523	548
After 10 years	17	14	17	17
Government agency	164	162	221	221
Residential mortgage-backed securities	5,424	4,795	4,757	4,729
Commercial mortgage-backed securities	1,774	1,604	1,648	1,640
Total investment securities available for sale	$9,967	$8,995	$9,215	$9,203
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$51	$51	$2	$2
After one through five years	1,479	1,328	—	—
After five through 10 years	789	663	—	—
Residential mortgage-backed securities	4,605	3,882	2,322	2,306
Commercial mortgage-backed securities	3,355	2,871	1,485	1,451
Total investment securities held to maturity	$10,279	$8,795	$3,809	$3,759

The following table presents interest and dividend income on investment securities.

Interest and Dividends on Investment Securities

dollars in millions	Year ended December 31
	2022	2021	2020
Interest income - taxable investment securities	$352	$143	$140
Dividend income - marketable equity securities	2	2	4
Interest on investment securities	$354	$145	$144

The following table provides the gross realized gains and losses on the sales of investment securities available for sale:

Realized Gains on Debt Securities Available For Sale

dollars in millions	Year ended December 31
	2022	2021	2020
Gross realized gains on sales of investment securities available for sale	$—	$33	$61
Gross realized losses on sales of investment securities available for sale	—	—	(1)
Net realized gains on sales of investment securities available for sale	$—	$33	$60

The following table provides the fair value adjustment on marketable equity securities:

Fair Value Adjustment on Marketable Equity Securities

dollars in millions	Year ended December 31
	2022	2021	2020
Fair value adjustment on marketable equity securities, net	$(3)	$34	$29

The following table provides information regarding investment securities available for sale with unrealized losses for which an ACL has not been recorded:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$403	$(27)	$1,495	$(110)	$1,898	$(137)
Government agency	65	(1)	62	(1)	127	(2)
Residential mortgage-backed securities	1,698	(165)	3,001	(465)	4,699	(630)
Commercial mortgage-backed securities	836	(53)	752	(117)	1,588	(170)
Corporate bonds	499	(30)	37	(4)	536	(34)
Total	$3,501	$(276)	$5,347	$(697)	$8,848	$(973)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$1,811	$(2)	$—	$—	$1,811	$(2)
Government agency	17	—	79	(1)	96	(1)
Residential mortgage-backed securities	3,992	(36)	1	—	3,993	(36)
Commercial mortgage-backed securities	852	(15)	111	(2)	963	(17)
Corporate bonds	52	(1)	—	—	52	(1)
Total	$6,724	$(54)	$191	$(3)	$6,915	$(57)

As of December 31, 2022, there were 151 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 144 were government sponsored enterprise-issued mortgage-backed securities or government agency securities and the remaining seven related to corporate bonds. None of the unrealized losses identified as of December 31, 2022 or December 31, 2021, relate to the issuer’s ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. BancShares considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors in this determination. As a result, none of the available for sale securities were deemed to require an ACL. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the Supranational Entities and Multilateral Development Banks and Federal Deposit Insurance Corporation (“FDIC”) guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities and Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of December 31, 2022 and 2021, no ACL was required for held to maturity debt securities.

Investment securities having an aggregate carrying value of $4.2 billion at December 31, 2022, and $5.7 billion at December 31, 2021, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of December 31, 2022 and 2021.

There were no debt securities held to maturity on non-accrual status as of December 31, 2022 and 2021.

Certain investments held by BancShares were recorded in other assets. BancShares held FHLB stock of $197 million and $40 million at December 31, 2022 and 2021, respectively; these securities are recorded at cost. BancShares held $58 million and $1 million of nonmarketable securities without readily determinable fair values, which are measured at cost at December 31, 2022 and December 31, 2021, respectively. Investments in qualified affordable housing projects, all of which qualify for the proportional amortization method, were $598 million and $157 million at December 31, 2022 and 2021, respectively.

NOTE 4 — LOANS AND LEASES

The following tables as of December 31, 2022 include loan and lease balances acquired in the CIT Merger, which were recorded at fair value on the Merger Date. Refer to Note 2 — Business Combinations for further information and to Note 1 — Significant Accounting Policies and Basis of Presentation for our accounting policies related to loans.

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment.

Loans by Class

dollars in millions	December 31, 2022	December 31, 2021
Commercial
Commercial construction	$2,804	$1,238
Owner occupied commercial mortgage	14,473	12,099
Non-owner occupied commercial mortgage	9,902	3,041
Commercial and industrial	24,105	5,937
Leases	2,171	271
Total commercial	53,455	22,586
Consumer
Residential mortgage	13,309	6,088
Revolving mortgage	1,951	1,818
Consumer auto	1,414	1,332
Consumer other	652	548
Total consumer	17,326	9,786
Total loans and leases	$70,781	$32,372

At December 31, 2022 and 2021, accrued interest receivable on loans included in other assets was $203 million and $87 million, respectively, and was excluded from the estimate of credit losses.

The following table presents selected components of the amortized cost of loans.

Components of Amortized Cost

dollars in millions	December 31, 2022	December 31, 2021
Deferred fees, including unearned fees and unamortized costs on Non-PCD loans	$85	$32

Net unamortized discount on purchased loans
Non-PCD	$73	$11
PCD	45	29
Total net unamortized discount	$118	$40

The aging of the outstanding loans and leases, by class, at December 31, 2022 and 2021 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$50	$—	$1	$51	$2,753	$2,804
Owner occupied commercial mortgage	29	5	25	59	14,414	14,473
Non-owner occupied commercial mortgage	76	144	11	231	9,671	9,902
Commercial and industrial	173	26	53	252	23,853	24,105
Leases	59	17	16	92	2,079	2,171
Total commercial	387	192	106	685	52,770	53,455
Consumer
Residential mortgage	73	16	52	141	13,168	13,309
Revolving mortgage	9	3	8	20	1,931	1,951
Consumer auto	7	1	1	9	1,405	1,414
Consumer other	4	2	3	9	643	652
Total consumer	93	22	64	179	17,147	17,326
Total loans and leases	$480	$214	$170	$864	$69,917	$70,781

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$1	$—	$2	$3	$1,235	$1,238
Owner occupied commercial mortgage	21	1	9	31	12,068	12,099
Non-owner occupied commercial mortgage	3	—	2	5	3,036	3,041
Commercial and industrial	8	3	5	16	5,921	5,937
Leases	—	1	1	2	269	271
Total commercial	33	5	19	57	22,529	22,586
Consumer
Residential mortgage	24	6	23	53	6,035	6,088
Revolving mortgage	6	2	6	14	1,804	1,818
Consumer auto	6	1	1	8	1,324	1,332
Consumer other	2	2	1	5	543	548
Total consumer	38	11	31	80	9,706	9,786
Total loans and leases	$71	$16	$50	$137	$32,235	$32,372

The amortized cost, by class, of loans and leases on non-accrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2022 and 2021 are presented below.

Loans on Non-Accrual Status (1) (2)

dollars in millions	December 31, 2022		December 31, 2021
	Non-Accrual Loans	Loans > 90 Days and Accruing	Non-Accrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$48	$—	$4	$—
Owner occupied commercial mortgage	41	2	18	5
Non-owner occupied commercial mortgage	228	—	5	—
Commercial and industrial	184	41	15	1
Leases	28	7	3	—
Total commercial	529	50	45	6
Consumer
Residential mortgage	75	10	54	—
Revolving mortgage	18	—	18	—
Consumer auto	4	—	3	—
Consumer other	1	3	1	1
Total consumer	98	13	76	1
Total loans and leases	$627	$63	$121	$7
(1) Accrued interest that was reversed when the loan went to non-accrual status was $4 million for the year ended December 31, 2022.
(2) Non-accrual loans for which there was no related ACL totaled $63 million at December 31, 2022 and $15 million at December 31, 2021.

OREO and repossessed assets were $47 million as of December 31, 2022 and $40 million as of December 31, 2021.

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
Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2022 and 2021, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

The credit quality indicator for consumer loans is based on delinquency status of the borrower as of the date presented. As the borrower becomes more delinquent, the likelihood of loss increases. An exemption is applied to government guaranteed loans as the principal repayments are insured by the Federal Housing Administration and U.S. Department of Veterans Affairs and thus remain on accrual status regardless of delinquency status.

The following table summarizes the commercial loans disaggregated by year of origination and by risk rating. The consumer loan delinquency status by year of origination is also presented below. The tables reflect the amortized cost of the loans and include PCD loans.

Commercial Loans - Risk Classifications by Class

December 31, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$1,140	$759	$511	$157	$27	$75	$42	$—	$2,711
Special Mention	4	—	18	18	—	—	—	—	40
Substandard	2	—	—	43	—	5	—	—	50
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,146	759	529	221	27	80	42	—	2,804
Owner occupied commercial mortgage
Pass	2,773	3,328	2,966	1,825	1,048	1,867	177	—	13,984
Special Mention	33	14	32	33	18	49	2	—	181
Substandard	24	47	41	28	47	114	6	—	307
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,830	3,389	3,039	1,886	1,113	2,031	185	—	14,473
Non-owner occupied commercial mortgage
Pass	2,501	1,658	1,794	1,397	680	933	48	—	9,011
Special Mention	—	1	69	38	35	10	1	—	154
Substandard	3	11	68	324	58	236	—	—	700
Doubtful	—	—	—	17	—	20	—	—	37
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,504	1,670	1,931	1,776	773	1,199	49	—	9,902
Commercial and industrial
Pass	7,695	4,145	2,035	1,533	872	845	5,252	29	22,406
Special Mention	87	153	79	63	52	23	40	—	497
Substandard	106	117	194	132	166	145	200	1	1,061
Doubtful	1	4	3	11	6	16	7	—	48
Ungraded	—	—	—	—	—	—	93	—	93
Total commercial and industrial	7,889	4,419	2,311	1,739	1,096	1,029	5,592	30	24,105
Leases
Pass	718	466	389	216	80	108	—	—	1,977
Special Mention	21	22	17	9	4	—	—	—	73
Substandard	32	32	27	12	7	1	—	—	111
Doubtful	2	3	2	1	1	—	—	—	9
Ungraded	—	—	—	—	—	1	—	—	1
Total leases	773	523	435	238	92	110	—	—	2,171
Total commercial	$15,142	$10,760	$8,245	$5,860	$3,101	$4,449	$5,868	$30	$53,455

Consumer Loans - Delinquency Status by Class

December 31, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$3,485	$3,721	$2,097	$805	$413	$2,625	$22	$—	$13,168
30-59 days	3	7	6	5	3	49	—	—	73
60-89 days	1	1	2	—	1	11	—	—	16
90 days or greater	—	1	1	2	2	46	—	—	52
Total residential mortgage	3,489	3,730	2,106	812	419	2,731	22	—	13,309
Revolving mortgage
Current	—	—	—	—	—	—	1,839	92	1,931
30-59 days	—	—	—	—	—	—	5	4	9
60-89 days	—	—	—	—	—	—	2	1	3
90 days or greater	—	—	—	—	—	—	5	3	8
Total revolving mortgage	—	—	—	—	—	—	1,851	100	1,951
Consumer auto
Current	599	398	216	111	59	22	—	—	1,405
30-59 days	1	2	2	1	1	—	—	—	7
60-89 days	—	1	—	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	—	—	—	1
Total consumer auto	600	402	218	112	60	22	—	—	1,414
Consumer other
Current	160	82	13	6	2	19	361	—	643
30-59 days	—	—	—	—	—	1	3	—	4
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	160	82	13	6	2	22	367	—	652
Total consumer	$4,249	$4,214	$2,337	$930	$481	$2,775	$2,240	$100	$17,326

The following tables represent current credit quality indicators by origination year as of December 31, 2021.

Commercial Loans - Risk Classifications by Class

December 31, 2021
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Commercial construction
Pass	$540	$400	$189	$29	$48	$11	$10	$—	$1,227
Special Mention	—	—	—	—	—	1	—	—	1
Substandard	2	—	1	2	4	1	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	542	400	190	31	52	13	10	—	1,238
Owner occupied commercial mortgage
Pass	3,045	3,022	1,873	1,194	963	1,572	125	—	11,794
Special Mention	3	35	37	22	13	33	5	—	148
Substandard	31	16	18	12	18	56	6	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	3,079	3,073	1,928	1,228	994	1,661	136	—	12,099
Non-owner occupied commercial mortgage
Pass	644	737	578	263	266	412	37	—	2,937
Special Mention	1	—	—	3	3	10	—	—	17
Substandard	9	11	24	12	7	22	1	—	86
Doubtful	—	—	—	—	1	—	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	654	748	602	278	277	444	38	—	3,041
Commercial and industrial
Pass	2,107	1,018	599	257	149	281	1,342	5	5,758
Special Mention	9	7	20	2	4	5	5	—	52
Substandard	20	7	3	4	2	2	16	1	55
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	72	—	72
Total commercial and industrial	2,136	1,032	622	263	155	288	1,435	6	5,937
Leases
Pass	93	68	38	42	17	8	—	—	266
Special Mention	—	1	—	—	—	—	—	—	1
Substandard	2	1	—	1	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	95	70	38	43	17	8	—	—	271
Total commercial	$6,506	$5,323	$3,380	$1,843	$1,495	$2,414	$1,619	$6	$22,586

Consumer Loans - Delinquency Status by Class

December 31, 2021
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2021	2020	2019	2018	2017	2016 & Prior	Revolving		Total
Residential mortgage
Current	$2,139	$1,663	$627	$368	$349	$867	$22	$—	$6,035
30-59 days	2	3	2	2	1	14	—	—	24
60-89 days	—	—	—	1	1	4	—	—	6
90 days or greater	1	1	1	2	1	17	—	—	23
Total residential mortgage	2,142	1,667	630	373	352	902	22	—	6,088
Revolving mortgage
Current	—	—	—	—	—	—	1,678	126	1,804
30-59 days	—	—	—	—	—	—	4	2	6
60-89 days	—	—	—	—	—	—	—	2	2
90 days or greater	—	—	—	—	—	—	2	4	6
Total revolving mortgage	—	—	—	—	—	—	1,684	134	1,818
Consumer auto
Current	597	343	198	119	48	19	—	—	1,324
30-59 days	1	2	1	1	—	1	—	—	6
60-89 days	—	—	—	—	—	1	—	—	1
90 days or greater	—	—	—	—	—	1	—	—	1
Total consumer auto	598	345	199	120	48	22	—	—	1,332
Consumer other
Current	131	24	11	4	2	29	342	—	543
30-59 days	—	—	—	—	—	—	2	—	2
60-89 days	1	—	—	—	—	—	1	—	2
90 days or greater	—	—	—	—	—	—	1	—	1
Total consumer other	132	24	11	4	2	29	346	—	548
Total consumer	$2,872	$2,036	$840	$497	$402	$953	$2,052	$134	$9,786

Purchased loans and leases
The following table summarizes PCD loans and leases that BancShares acquired in the CIT Merger.

PCD Loans and Leases - CIT Merger

dollars in millions	Total PCD from CIT Merger
UPB	$3,550
Initial PCD ACL	(272)
Fair value discount, net of the PCD Gross-Up	(45)
Purchase price	$3,233

The recorded fair values of Non-PCD loans acquired in the CIT Merger as of the acquisition date was $29.5 billion, resulting in a PAA discount of $61 million. BancShares’ accounting methods for acquired loans and leases are discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. See Note 2 — Business Combinations for further discussion of the CIT Merger.

Troubled Debt Restructuring
As part of BancShares’ ongoing risk-management practices, BancShares attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications are made in accordance with internal policies and guidelines to conform to regulatory guidance. BancShares accounts for certain loan modifications or restructurings as TDRs. In general, a modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. BancShares may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty.

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

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Statement”) was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19-related financial difficulty. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Interagency Statement offer some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic were TDRs. Any loan modification that meets these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification. BancShares applied this regulatory guidance during its TDR identification process through January 1, 2022 for short-term loan forbearance agreements as a result of COVID-19 and in most cases did not record these as TDRs.

Modified loans that meet the definition of a TDR are subject to BancShares’ individually reviewed loans policy. The following table presents amortized cost of TDRs.

TDRs

dollars in millions	December 31, 2022
	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$1	$3
Owner occupied commercial mortgage	46	9	55
Non-owner occupied commercial mortgage	24	30	54
Commercial and industrial	26	8	34
Leases	—	1	1
Total commercial	98	49	147
Consumer
Residential mortgage	33	17	50
Revolving mortgage	17	5	22
Consumer auto	2	—	2
Consumer other	—	—	—
Total consumer	52	22	74
Total TDRs	$150	$71	$221

	December 31, 2021
	Accruing	Non-Accruing	Total
Commercial
Commercial construction	$2	$—	$2
Owner occupied commercial mortgage	57	8	65
Non-owner occupied commercial mortgage	26	3	29
Commercial and industrial	12	9	21
Leases	—	1	1
Total commercial	97	21	118
Consumer
Residential mortgage	29	18	47
Revolving mortgage	17	7	24
Consumer auto	2	—	2
Consumer other	1	—	1
Total consumer	49	25	74
Total TDRs	$146	$46	$192

The following table summarizes the loan restructurings during the years ended December 31, 2022, 2021, and 2020 that were designated as TDRs. BancShares defines payment default as movement of the TDR to non-accrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

Restructurings

dollars in millions (except for number of loans)	Year ended December 31
	2022		2021		2020
	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	17	$39	20	$18	37	$32
Loan term extension	128	26	129	16	92	11
Below market rates	86	9	177	20	254	40
Discharge from bankruptcy	106	5	128	10	216	9
Total	337	$79	454	$64	599	$92

There were $1.5 million, $0.4 million, and $0.2 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of December 31, 2022, 2021, and 2020 respectively.

After a loan is determined to be a TDR, BancShares continues to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the year ended December 31, 2022, 2021, and 2020 and were classified as TDRs during the applicable 12-month period preceding December 31, 2022, 2021, and 2020 were as follows:

TDR Defaults

dollars in millions	December 31, 2022	December 31, 2021	December 31, 2020
TDR Defaults	$6	$8	$9

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of December 31, 2022 and 2021:

Loans Pledged

dollars in millions	December 31, 2022	December 31, 2021
FHLB of Atlanta
Lendable collateral value of pledged Non-PCD loans	$14,918	$9,564
Less: Advances	4,250	645
Less: Letters of Credit	1,450	—
Available borrowing capacity	$9,218	$8,919
Pledged Non-PCD loans (contractual balance)	$23,491	$14,507

FRB
Lendable collateral value of pledged non-PCD loans	$4,203	$3,951
Less: Advances	—	—
Available borrowing capacity	$4,203	$3,951
Pledged Non-PCD loans (contractual balance)	$5,697	$4,806

NOTE 5 — ALLOWANCE FOR CREDIT LOSSES

The ACL for loans and leases is reported in the allowance for credit losses on the Consolidated Balance Sheets, while the ACL for unfunded commitments is reported in other liabilities. The provision or benefit for credit losses related to both (i) loans and leases and (ii) unfunded commitments is reported in the Consolidated Statements of Income as provision or benefit for credit losses. The ACL methodology is discussed in Note 1 — Significant Accounting Policies and Basis of Presentation.

The initial ACL for PCD loans and leases acquired in the CIT Merger (the “Initial PCD ACL”) of $272 million was established through the PCD Gross-Up and there was no corresponding increase to the provision for credit losses. The PCD Gross-Up is discussed further in Note 1 — Significant Accounting Policies and Basis of Presentation. The initial ACL for Non-PCD loans and leases acquired in the CIT Merger was established through a corresponding increase of $454 million to the provision for credit losses (the “Day 2 provision for loans and leases”). The ACL activity for loans and leases and the ACL for unfunded commitments is summarized in the following tables. The increase in the ACL is primarily related to the CIT Merger, loan growth, and deterioration in the economic outlook.

ACL for Loans and Leases

dollars in millions	Year Ended December 31, 2022
	Commercial	Consumer	Total
Balance at December 31, 2021	$80	$98	$178
Initial PCD ACL(1)	258	14	272
Day 2 provision for loans and leases	432	22	454
Provision (benefit) for credit losses - loans and leases	101	(4)	97
Total provision for credit losses- loans and leases	533	18	551
Charge-offs(1)	(126)	(20)	(146)
Recoveries	44	23	67
Balance at December 31, 2022	$789	$133	$922

	Year Ended December 31, 2021
	Commercial	Consumer	Total
Balance at December 31, 2020	$92	$133	$225
(Benefit) for credit losses - loans and leases	(7)	(30)	(37)
Charge-offs	(18)	(18)	(36)
Recoveries	13	13	26
Balance at December 31, 2021	$80	$98	$178

	Year Ended December 31, 2020
	Commercial	Consumer	Total
Balance at December 31, 2019	$150	$75	$225
Adoption of ASC 326	(84)	46	(38)
Balance after adoption of ASC 326	66	121	187
Provision for credit losses - loans and leases	34	24	58
Initial balance on PCD loans	1	1	2
Charge-offs	(20)	(25)	(45)
Recoveries	11	12	23
Balance at December 31, 2020	$92	$133	$225
(1)     The Initial PCD ACL related to the CIT Merger was $272 million, net of an additional $243 million for loans that CIT charged-off prior to the Merger Date (whether full or partial) which met BancShares’ charge-off policy at the Merger Date.

ACL for Unfunded Commitments

dollars in millions	Year Ended December 31,
	2022	2021	2020
Beginning balance	$12	$13	$1
Adoption of ASC 326	—	—	9
Balance after adoption of ASC 326	12	13	10
Provision (benefit) for credit losses - unfunded commitments (1)	94	(1)	3
Ending balance	$106	$12	$13
(1)     Includes the Day 2 provision for unfunded commitments of $59 million related to the CIT Merger.

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	December 31, 2022	December 31, 2021
ROU assets:
Operating leases	Other assets	$345	$64
Finance leases	Premises and equipment	7	4
Total ROU assets		$352	$68
Lease liabilities:
Operating leases	Other liabilities	$352	$64
Finance leases	Other borrowings	7	4
Total lease liabilities		$359	$68
Weighted-average remaining lease terms:
Operating leases		9.6 years	8.9 years
Finance leases		4.1 years	3.5 years
Weighted-average discount rate:
Operating leases		2.19%	3.00%
Finance leases		2.34%	3.12%

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Year ended December 31
	Classification	2022	2021	2020
Lease cost
Operating lease cost(1)(2)	Occupancy expense	$58	$14	$15
Finance lease cost
Amortization of leased assets	Equipment expense	2	2	2
Interest on lease liabilities	Interest expense - other borrowings	—	—	—
Variable lease cost	Occupancy expense	12	3	3
Sublease income	Occupancy expense	(2)	—	—
Net lease cost		$70	$19	$20
(1) Includes short-term lease cost, which is not significant.
(2) In addition, approximately $6 million of costs related to leased branches to be closed or subleased was included in merger-related expenses in the consolidated statements of income for the year ended December 31, 2022.

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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Year ended December 31
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54	$13
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	2	2
ROU assets obtained in exchange for new operating lease liabilities	19	7
ROU assets obtained in exchange for new finance lease liabilities	5	—

The following table presents lease liability maturities at December 31, 2022:

Maturity of Lease Liabilities

dollars in millions	Operating Leases	Finance Leases	Total
2023	$48	$2	$50
2024	50	2	52
2025	44	2	46
2026	42	1	43
2027	39	—	39
Thereafter	168	—	168
Total undiscounted lease payments	$391	$7	$398
Difference between undiscounted cash flows and discounted cash flows	39	—	39
Lease liabilities, at present value	$352	$7	$359

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

Our Rail operating leases typically do not include purchase options. Many of our finance leases, and other equipment operating leases, offer the lessee the option to purchase the equipment at fair market value or for a nominal fixed purchase option and many of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond the initial contractual term. Our leases typically do not include early termination options; and continued rent payments are due if leased equipment is not returned at the end of the lease.

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $296 million at December 31, 2022) by equipment type.

Operating Lease Equipment

dollars in millions	December 31, 2022
Railcars and locomotives(1)	$7,433
Other equipment	723
Total(1)	$8,156
(1) Includes off-lease rail equipment of $457 million at December 31, 2022.

The following table presents the components of the finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases

dollars in millions	December 31, 2022	December 31, 2021
Lease receivables	$1,786	$246
Unguaranteed residual assets	317	25
Total net investment in finance leases	2,103	271
Leveraged lease net investment(1)	68	—
Total	$2,171	$271
(1) Leveraged leases are reported net of non-recourse debt of $11 million at December 31, 2022. Our leveraged lease arrangements commenced before the ASC 842 effective date and continue to be reported under the leveraged lease accounting model. ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Year ended December 31
	2022	2021	2020
Lease income – Operating leases	$796	$—	$—
Variable lease income – Operating leases(1)	68	—	—
Rental income on operating leases	864	—	—
Interest income - Sales type and direct financing leases	169	18	23
Variable lease income included in Other noninterest income(2)	51	—	—
Interest income - Leveraged leases	20	—	—
Total lease income	$1,104	$18	$23
(1) Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes leased equipment property tax reimbursements due from customers of $17 million for the year ended December 31, 2022 and revenue related to insurance coverage on leased equipment of $33 million for the year ended December 31, 2022. There was no revenue related to property tax reimbursements due from customers or insurance coverage on leased equipment during 2021 or 2020.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at December 31, 2022. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments

dollars in millions
2023	$655
2024	507
2025	339
2026	217
2027	131
Thereafter	322
Total	$2,171

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases

dollars in millions
2023	$811
2024	550
2025	342
2026	179
2027	83
Thereafter	24
Total undiscounted lease receivables	$1,989
Difference between undiscounted cash flows and discounted cash flows	203
Lease receivables, at present value	$1,786

NOTE 7 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2022 and 2021 are summarized as follows:

dollars in millions	Useful Life (years)	2022	2021
Land	indefinite	$352	$334
Premises and leasehold improvements	3 - 40	1,458	1,308
Furniture, equipment and software	3- 10	840	671
Total		2,650	2,313
Less accumulated depreciation and amortization		1,194	1,080
Total premises and equipment		$1,456	$1,233
Depreciation and amortization expense was $142 million, $107 million and $109 million for the years ended December 31, 2022, 2021 and 2020, respectively

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the CIT Merger. The fair value of the net assets acquired exceeded the purchase price. Consequently, there was a gain on acquisition (and no goodwill) related to the CIT Merger as discussed further in Note 2 — Business Combinations.

BancShares’ annual impairment test, conducted as of July 31 each year, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists, resulted in no indication of goodwill impairment. Subsequent to the annual impairment test, there were no events or changes in circumstances that would indicate goodwill should be tested for impairment during the interim period between annual tests. BancShares had goodwill of $346 million at December 31, 2022 and 2021. The entire amount of goodwill relates to business combinations that BancShares completed prior to the CIT Merger and is reported in the General Banking segment. There was no goodwill impairment during 2022, 2021 or 2020.

The following table presents the changes in the carrying amount of goodwill for the years ending December 31, 2022 and 2021:

	Year ended December 31
dollars in millions	2022	2021
Balance at January 1	$346	$350
Other adjustment	—	(4)
Balance at December 31	$346	$346

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles for the year ended December 31, 2022.

Core Deposit Intangibles

	Year ended December 31
dollars in millions	2022	2021
Balance, net of accumulated amortization at January 1	$19	$30
Core deposit intangibles related to the CIT Merger	143	—
Amortization for the period	(22)	(11)
Balance at December 31, net of accumulated amortization	$140	$19

Core Deposit Intangible Accumulated Amortization

dollars in millions	December 31, 2022	December 31, 2021
Gross balance	$271	$128
Accumulated amortization	(131)	(109)
Balance, net of accumulated amortization	$140	$19

The following table summarizes the expected amortization expense as of December 31, 2022 in subsequent periods for core deposit intangibles.

Core Deposit Intangible Expected Amortization

dollars in millions
2023	$19
2024	17
2025	16
2026	15
2027	15
Thereafter	58
Total	$140

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

The following tables summarize the activity for the intangible liability for the year ended December 31, 2022.

Intangible Liability

dollars in millions	2022
Balance at January 1	$—
Acquired in CIT Merger	52
Amortization for the period	(16)
Balance at December 31, net of accumulated amortization	$36

The following table summarizes the expected amortization as of December 31, 2022 in subsequent periods for the intangible liability.

Intangible Liability

dollars in millions
2023	$12
2024	6
2025	4
2026	3
2027	2
Thereafter	9
Total	$36

NOTE 9 — MORTGAGE SERVICING RIGHTS

BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was approximately $3.7 billion and $3.4 billion for the year ended December 31, 2022 and 2021, respectively. For certain loans, the originated loans are sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other assets. The associated amortization expense and any changes in the valuation allowance recognized were included as a reduction of mortgage income. MSRs are initially recorded at fair value and then carried at the lower of amortized cost or fair value.

Contractually specified mortgage servicing fees, late fees and ancillary fees earned are reported in mortgage income and were $10 million, $9 million, and $9 million for the year ended December 31, 2022, 2021, and 2020 respectively.

The following table presents changes in the servicing asset during the year ended December 31, 2022 and 2021:

Servicing Asset

dollars in millions	Year Ended December 31,
	2022	2021	2020
Beginning balance	$23	$18	$23
Servicing rights originated	4	11	8
Servicing rights obtained in CIT Merger	3	—	—
Amortization	(6)	(9)	(9)
Valuation allowance benefit (provision)	1	3	(4)
Ending balance	$25	$23	$18

The following table presents the activity in the servicing asset valuation allowance:

Servicing Asset Valuation Allowance

dollars in millions	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1	$4	$—
Valuation allowance (benefit) provision	(1)	(3)	4
Ending balance	$—	$1	$4

MSRs valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value MSRs were as follows:

MSRs Valuation Assumptions

	December 31, 2022	December 31, 2021
Discount rate	9.62%	8.55%
Weighted average constant prepayment rate	6.76%	15.69%
Weighted average cost to service a loan	$81	$88

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

NOTE 10 — OTHER ASSETS

The following table includes the components of other assets. The increases from December 31, 2021 primarily reflect the other assets acquired in the CIT Merger.

Other Assets

dollars in millions	December 31, 2022	December 31, 2021
Affordable housing tax credit and other unconsolidated investments (1)	$762	$169
Income tax receivable	275	799
Bank-owned life insurance (2)	586	116
Right of use assets for operating leases, net	345	64
Pension assets	343	289
Accrued interest receivable	329	134
Counterparty receivables	98	—
Federal Home Loan Bank stock	197	40
Fair value of derivative financial instruments	159	3
Nonmarketable equity securities	58	1
Other real estate owned	47	40
Mortgage servicing assets	25	23
Other (2)	1,145	177
Total other assets	$4,369	$1,855
(1) Refer to Note 12 – Variable Interest Entities for additional information.
(2) In December of 2022, BancShares made the strategic decision to surrender $1.25 billion of BOLI policies. The balance sheet treatment at December 31, 2022 for the surrendered BOLI policies is as follows: $483 million is in BOLI as these policies had not terminated or cash-settled; $607 million is in “Other” as these policies had terminated, but not cash-settled; and $157 million of these policies had terminated and cash-settled.

NOTE 11 — DEPOSITS

The following table provides detail on deposit types. The deposit balances as of December 31, 2022 reflect those acquired in the CIT Merger, as described in Note 2 — Business Combinations.

Deposit Types

dollars in millions	December 31, 2022	December 31, 2021
Noninterest-bearing demand	$24,922	$21,405
Checking with interest	16,202	12,694
Money market	21,040	10,590
Savings	16,634	4,236
Time	10,610	2,481
Total deposits	$89,408	$51,406
At December 31, 2022, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Year Ended December 31,
2023	$6,896
2024	2,935
2025	546
2026	73
2027	34
Thereafter	126
Total time deposits	$10,610
Time deposits with a denomination of $250,000 or more were $2.22 billion and $593 million at December 31, 2022 and 2021, respectively. As of December 31, 2021, FCB’s primary deposit markets were North Carolina and South Carolina, which represent approximately 50.8% and 22.7%, respectively, of total FCB deposits. Deposits (based on branch location) as of December 31, 2022, in North Carolina and South Carolina represented approximately 39.7% and 13.3%, respectively, of total deposits. Additionally, the CIT Merger added deposits that were primarily related to the Digital Bank of $16.47 billion or 18.4% of total FCB deposits as of December 31, 2022.

NOTE 12 — VARIABLE INTEREST ENTITIES

Variable Interest Entities
Described below are the results of BancShares’ assessment of its variable interests in order to determine its current status with regard to being the VIE primary beneficiary. Refer to Note 1 — Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs and investments in qualified affordable housing projects.

Consolidated VIEs
At December 31, 2022 and 2021, there were no consolidated VIEs.

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

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of BancShares’ interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss.

Unconsolidated VIEs Carrying Value

dollars in millions	December 31, 2022	December 31, 2021
Investment in qualified affordable housing projects (1)	$598	$157
Other tax credit equity investments	5	—
Total tax credit equity investments	$603	$157
Other unconsolidated investments	159	12
Total assets (maximum loss exposure) (2)	$762	$169
Liabilities for commitments to tax credit investments(3)	$295	$43
(1) These investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. During 2022, 2021 and 2020, BancShares recorded $60 million, $22 million and $19 million, respectively, in tax provisions under the proportional amortization method. During 2022, 2021 and 2020, BancShares recognized total tax benefits of $77 million, $26 million and $23 million, which included tax credits of $60 million, $22 million and $19 million, respectively, recorded in income taxes. See Note 1 – Significant Accounting Policies and Basis of Presentation for additional information.
(2) Included in other assets in Note 10 – Other Assets.
(3) Represents commitments to invest in qualified affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities in Note 15 – Other Liabilities.

NOTE 13 — BORROWINGS

Short-term Borrowings

Short-term borrowings at December 31, 2022 and 2021 include:

dollars in millions	December 31, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$436	$589
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.19% to 0.20%.	1,750	—
Total short-term borrowings	$2,186	$589

Securities Sold under Agreements to Repurchase
At December 31, 2022, BancShares held $436 million of securities sold under agreements to repurchase, with overnight contractual maturities, that are collateralized by government agency securities. At December 31, 2021, BancShares held $589 million of securities sold under agreements to repurchase, with overnight and continuous remaining contractual maturities, of which $508 million were collateralized by government agency securities and $81 million were collateralized by commercial mortgage-backed securities.

BancShares utilizes securities sold under agreements to repurchase to facilitate the needs for collateralization of commercial customers and secure wholesale funding needs. Repurchase agreements are transactions whereby BancShares offers to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates BancShares to repurchase the security at an agreed upon date, repurchase price and interest rate. These agreements are recorded at the amount of cash received in connection with the transactions and are reflected as securities sold under customer repurchase agreements.

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $496 million and $619 million at December 31, 2022 and 2021, respectively.

Long-term Borrowings
Long-term borrowings at December 31, 2022 and 2021 include:

dollars in millions	Maturity	December 31, 2022	December 31, 2021
Parent Company:
Senior:
Unsecured term loan at 1-month LIBOR plus 1.10%	September 2022	$—	$68
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	350	350
Junior subordinated debenture at 3-month LIBOR plus 2.25% (FCB/SC Capital Trust II)	June 2034	20	20
Junior subordinated debenture at 3-month LIBOR plus 1.75% (FCB/NC Capital Trust III)	June 2036	88	88
Subsidiaries:
Senior:
Senior unsecured fixed to floating rate notes at 3.929%(1)	June 2024	500	—
Senior unsecured fixed to floating rate notes at 2.969%(1)	September 2025	315	—
Fixed senior unsecured notes at 6.00%(1)	April 2036	51	—
Subordinated:
Fixed subordinated notes at 6.125%(1)	March 2028	400	—
Fixed-to-Fixed subordinated notes at 4.125%(1)	November 2029	100	—
Junior subordinated debentures at 3-month LIBOR plus 2.80% (Macon Capital Trust I)	March 2034	14	14
Junior subordinated debentures at 3-month LIBOR plus 2.85% (SCB Capital Trust I)	April 2034	10	10
Secured:
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.24% to 0.34%.	Maturities through September 2025	2,500	—
Fixed notes payable to FHLB of Atlanta	Maturities through March 2032	—	645
Other secured financings(1)	Maturities through January 2024	18	—
Capital lease obligations	Maturities through June 2027	7	4
Unamortized issuance costs		(1)	(2)
Unamortized purchase accounting adjustments(2)		87	(2)
Total long-term borrowings		$4,459	$1,195
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
(2) At December 31, 2022 and December 31, 2021, unamortized purchase accounting adjustments were $69 million and $2 million, respectively, for subordinated debentures.

Long-term borrowings maturing in each of the five years subsequent to December 31, 2022 and thereafter include:

Long-term Borrowings Maturities

dollars in millions
Year Ended December 31,
2023	$518
2024	1,535
2025	1,330
2026	16
2027	19
Thereafter	1,041
Total long-term borrowings	$4,459

Senior Unsecured Notes
Senior unsecured notes included the following as of December 31, 2022:
•Fixed-rate senior unsecured notes outstanding totaled $866 million with a weighted average coupon rate of 3.70%. These notes were assumed by FCB as part of the CIT Merger. On February 24, 2022, FCB completed a redemption of approximately $2.9 billion of senior unsecured notes that were assumed in the CIT Merger, resulting in a gain of approximately $6 million.

Subordinated Unsecured Notes
Subordinated unsecured notes included the following as of December 31, 2022:
•$350 million aggregate principal amount of its 3.375% fixed-to-floating rate subordinated notes due March 2030 and redeemable at the option of BancShares starting with the interest payment due March 15, 2025.
•$400 million aggregate principal amount of 6.125% fixed rate subordinated notes with a maturity date of March 2028 and $100 million aggregate principal amount of 4.125% fixed-to-fixed rate subordinated notes with a maturity date of November 2029, which were assumed by BancShares as part of the CIT Merger.
•$132 million in junior subordinated debentures representing obligations to Macon Capital Trust I, SCB Capital Trust I, FCB/SC Capital Trust II, and FCB/NC Capital Trust III special purpose entities and grantor trusts (the “Trusts”) for trust preferred securities. The Trusts had outstanding trust preferred securities of $128 million at December 31, 2022 and 2021, which mature in 2034, 2034, 2034 and 2036, respectively, and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of the Trusts.

Secured Borrowings
At December 31, 2022, BancShares had pledged $29.2 billion of loans to several financing facilities.

Notes Payable to FHLB
As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. Pledged assets related to these financings totaled $23.5 billion at December 31, 2022. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition.

Other Secured Financings
Other secured (other than FHLB) financings were not significant and totaled $18 million at December 31, 2022. Pledged assets related to these financings totaled $18 million. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

At December 31, 2022, BancShares had other unused credit lines allowing contingent access to borrowings of up to $100 million on an unsecured basis.

Under borrowing arrangements with the FRB of Richmond, BancShares has access to an additional $4.2 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at December 31, 2022 and December 31, 2021. Assets pledged to the FRB of Richmond totaled $5.7 billion at December 31, 2022.

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS

BancShares acquired various derivative financial instruments in the CIT Merger. The following table presents notional amount and fair value of derivative financial instruments on a gross basis. At December 31, 2022, BancShares’ derivatives are not designated as hedging instruments.

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	$18,173	$158	$(482)
Foreign exchange contracts	125	1	(4)
Other contracts(2)	507	—	—
Total derivatives not designated as hedging instruments	$18,805	159	(486)
Gross derivatives fair values presented in the Consolidated Balance Sheets		159	(486)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—
Net amount presented in the Consolidated Balance Sheets		159	(486)
Less: Amounts subject to master netting agreements(4)		(13)	13
Less: Cash collateral pledged(received) subject to master netting agreements(5)		(124)	—
Total net derivative fair value		$22	$(473)
(1) Fair value balances include accrued interest.
(2) Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3) BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $376 million and $19 million, respectively, at December 31, 2022.
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

Non-Qualifying Hedges
The following table presents gains related to non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains on Non-Qualifying Hedges

dollars in millions		Year ended December 31
	Amounts Recognized	2022	2021	2020
Interest rate contracts	Other noninterest income	$12	$—	$—
Foreign currency forward contracts	Other noninterest income	20	—	—
Other contracts	Other noninterest income	1	—	—
Total non-qualifying hedges - income statement impact		$33	$—	$—

NOTE 15 — OTHER LIABILITIES
The following table presents the components of other liabilities. The increases from December 31, 2021 primarily reflect the other liabilities assumed in the CIT Merger.

Other Liabilities

dollars in millions	December 31, 2022	December 31, 2021
Accrued expenses and accounts payable	$313	$5
Lease liabilities	352	64
Fair value of derivative financial instruments	486	—
Commitments to fund tax credit investments	295	43
Deferred taxes	286	33
Reserve for off-balance sheet credit exposure	106	12
Incentive plan liabilities	267	84
Accrued interest payable	57	8
Other	426	132
Total other liabilities	$2,588	$381

NOTE 16 — FAIR VALUE

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

Assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. See Note 1 — Significant Accounting Policies and Basis of Presentation for detailed descriptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes BancShares’ assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,898	$—	$1,898	$—
Government agency	162	—	162	—
Residential mortgage-backed securities	4,795	—	4,795	—
Commercial mortgage-backed securities	1,604	—	1,604	—
Corporate bonds	536	—	362	174
Total investment securities available for sale	$8,995	$—	$8,821	$174
Marketable equity securities	95	32	63	—
Loans held for sale	4	—	4	—
Derivative assets(1)
Interest rate contracts — non-qualifying hedges	$158	$—	$158	$—
Other derivative — non-qualifying hedges	1	—	1	—
Total derivative assets	$159	$—	$159	$—
Liabilities
Derivative liabilities(1)
Interest rate contracts — non-qualifying hedges	$482	$—	$482	$—
Other derivative— non-qualifying hedges	4	—	4	—
Total derivative liabilities	$486	$—	$486	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$2,005	$—	$2,005	$—
Government agency	221	—	221	—
Residential mortgage-backed securities	4,729	—	4,729	—
Commercial mortgage-backed securities	1,640	—	1,640	—
Corporate bonds	608	—	401	207
Total investment securities available for sale	$9,203	$—	$8,996	$207
Marketable equity securities	98	34	64	—
Loans held for sale	99	—	99	—
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

Loans held for sale. Certain residential real estate loans originated for sale to investors are carried at fair value based on quoted market prices for similar types of loans. Accordingly, the inputs used to calculate fair value of originated residential real estate loans held for sale are considered Level 2 inputs.

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 14 — Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
December 31, 2022
Assets
Corporate bonds	$174	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
December 31, 2021
Assets
Corporate bonds	$207	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Year Ended December 31, 2022		Year Ended December 31, 2021
	Corporate Bonds	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds
Beginning balance	$207	$—	$317
Purchases	—	1	31
Included in earnings	—	(1)	2
Included in comprehensive income	(19)	—	6
Transfers out	(14)	—	(102)
Maturity and settlements	—	—	(47)
Ending balance	$174	$—	$207

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential real estate loans originated for sale measured at fair value as of December 31, 2022 and 2021.

dollars in millions	December 31, 2022
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$4	$4	$—

	December 31, 2021
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$99	$96	$3

BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included a loss of $3 million in each of the year ended December 31, 2022 and 2021. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on non-accrual status as of December 31, 2022 or 2021.

Assets Measured at Estimated Fair Value on a Non-recurring Basis
Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of LOCOM or other impairment accounting. The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses have been recorded in the periods. The gains and losses reflect amounts recorded for the respective periods, regardless of whether the asset is still held at period end.

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2022
Assets held for sale - loans	$23	$—	$—	$23	$(1)
Loans - collateral dependent loans	149	—	—	149	(24)
Other real estate owned	43	—	—	43	14
Mortgage servicing rights	—	—	—	—	1
Total	$215	$—	$—	$215	$(10)
December 31, 2021
Loans - collateral dependent loans	$3	$—	$—	$3	$(2)
Other real estate owned	34	—	—	34	(4)
Mortgage servicing rights	22	—	—	22	3
Total	$59	$—	$—	$59	$(3)

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

Loans - collateral dependent loans. The population of Level 3 loans measured at fair value on a non-recurring basis includes collateral-dependent loans evaluated individually. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, and adjustments for other external factors that may impact the marketability of the collateral.

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 15%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At December 31, 2022 and 2021, the weighted average discount applied was 9.31% and 8.79%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

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

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$518	$518	$—	$—	$518
Interest earning deposits at banks	5,025	5,025	—	—	5,025
Investment in marketable equity securities	95	32	63	—	95
Investment securities available for sale	8,995	—	8,821	174	8,995
Investment securities held to maturity	10,279	—	8,795	—	8,795
Loans held for sale	52	—	4	45	49
Net loans	67,720	—	1,679	62,633	64,312
Accrued interest receivable	329	—	329	—	329
Federal Home Loan Bank stock	197	—	197	—	197
Mortgage and other servicing rights	25	—	—	47	47
Derivative assets	159	—	159	—	159
Financial Liabilities
Deposits with no stated maturity	78,798	—	78,798	—	78,798
Time deposits	10,610	—	10,504	—	10,504
Credit balances of factoring clients	995	—	—	995	995
Securities sold under customer repurchase agreements	436	—	436	—	436
Other short-term borrowings	1,750	—	1,750	—	1,750
Long-term borrowings	4,452	—	4,312	18	4,330
Accrued interest payable	57	—	57	—	57
Derivative liabilities	486	—	486	—	486

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$338	$338	$—	$—	$338
Interest earning deposits at banks	9,115	9,115	—	—	9,115
Investment in marketable equity securities	98	34	64	—	98
Investment securities available for sale	9,203	—	8,996	207	9,203
Investment securities held to maturity	3,809	—	3,759	—	3,759
Loans held for sale	99	—	99	—	99
Net loans	32,193	—	—	31,890	31,890
Accrued interest receivable	134	—	134	—	134
Federal Home Loan Bank stock	40	—	40	—	40
Mortgage and other servicing rights	23	—	—	23	23
Financial Liabilities
Deposits with no stated maturity	48,925	—	48,925	—	48,925
Time deposits	2,481	—	2,471	—	2,471
Securities sold under customer repurchase agreements	589	—	589	—	589
Long-term borrowings	1,195	—	1,222	—	1,222
Accrued interest payable	8	—	8	—	8

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

Investment securities held to maturity. BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, securities issued by the Supranational Entities and Multilateral Development Banks and FDIC guaranteed CDs with other financial institutions. We primarily use prices obtained from pricing services to determine the fair value of securities, which are Level 2 inputs.

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

Long-term Borrowings. For certain long-term senior and subordinated unsecured borrowings, the fair values are sourced from a third-party pricing service. The fair value of other long-term borrowings are determined by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for FHLB borrowings, senior and subordinated debentures, and other borrowings are classified as Level 2. The fair value of other secured borrowings are estimated based on unobservable inputs and therefore classified as Level 3.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2022 and 2021. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 17 — STOCKHOLDERS' EQUITY

The common stock activity for the year ended December 31, 2022 is presented in the following table. There was no common stock activity for the year ended December 31, 2021.

Number of Shares of Common Stock	Outstanding
	Class A	Class B
Common stock at December 31, 2021	8,811,220	1,005,185
Common stock issued in CIT Merger	6,140,010	—
Restricted stock units vested, net of shares held to cover taxes	49,787	—
Shares purchased under authorized repurchase plan	(1,500,000)	—
Common stock at December 31, 2022	13,501,017	1,005,185

Common Stock
The Parent Company has Class A Common Stock and Class B Common Stock. Shares of Class A Common Stock have one vote per share, while shares of Class B Common Stock have 16 votes per share. In connection with the consummation of the CIT Merger, the Parent Company issued approximately 6.1 million shares of Class A Common Stock as further discussed in Note 2 — Business Combinations.

Restricted Stock Units
Refer to Note 22 — Employee Benefit Plans for discussion of the BancShares RSUs.

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
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Shares Authorized, Issued and Outstanding	Liquidation Preference Per Share	Total Liquidation Preference	Dividend	Dividend Payment Dates
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	$345	5.375%	Quarterly in arrears
Series B	January 3, 2022	January 4, 2027	0.01	325,000	1,000	325	5.8%, converted to LIBOR + 3.972% beginning June 15, 2022	Semi-annually during the fixed rate period, then quarterly in arrears, as of June 15, 2022
Series C	January 3, 2022	January 4, 2027	0.01	8,000,000	25	200	5.625%	Quarterly in arrears, as of March 15, 2022

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

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of accumulated other comprehensive (loss) income:

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	December 31, 2022			December 31, 2021
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(972)	$233	$(739)	$(12)	$3	$(9)
Unrealized loss on securities available for sale transferred to securities held to maturity	(8)	2	(6)	(9)	2	(7)
Defined benefit pension items	13	(3)	10	34	(8)	26
Total accumulated other comprehensive (loss) income	$(967)	$232	$(735)	$13	$(3)	$10

The following table details the changes in the components of accumulated other comprehensive (loss) income, net of income tax:

Changes in Components of Accumulated Other Comprehensive (Loss) Income, net of income tax

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized (loss) gain on securities available for sale transferred to securities held to maturity	Net change in defined benefit pension items	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(730)	—	(25)	(755)
Amounts reclassified from AOCI	—	1	9	10
Other comprehensive (loss) income for the period	(730)	1	(16)	(745)
Balance as of December 31, 2022	$(739)	$(6)	$10	$(735)

Balance as of December 31, 2020	$79	$4	$(71)	$12
AOCI activity before reclassifications	(62)	(10)	76	4
Amounts reclassified from AOCI	(26)	(1)	21	(6)
Other comprehensive (loss) income for the period	(88)	(11)	97	(2)
Balance as of December 31, 2021	$(9)	$(7)	$26	$10

Other Comprehensive (Loss) Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Components of Other Comprehensive (Loss) Income

dollars in millions	Year ended December 31
	2022			2021
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Item
Defined benefit pension items
Actuarial (loss) gain	$(33)	$8	$(25)	$98	$(22)	$76
Amounts reclassified from AOCI	12	(3)	9	27	(6)	21	Other noninterest expense
Other comprehensive (loss) income for defined benefit pension items	$(21)	$5	$(16)	$125	$(28)	$97

Unrealized loss on securities available for sale transferred to securities held to maturity
Amounts reclassified from AOCI	$—	$—	$—	$(13)	$3	$(10)
Reclassifications out of AOCI	1	—	1	(1)	—	(1)	Interest on investment securities
Other comprehensive income (loss) on securities available for sale transferred to securities held to maturity	$1	$—	$1	$(14)	$3	$(11)

Unrealized loss on securities available for sale
AOCI activity before reclassification	$(960)	$230	$(730)	$(81)	$19	$(62)
Amounts reclassified from AOCI	—	—	—	(33)	7	(26)	Realized gain on sale of investment securities available for sale, net
Other comprehensive loss on securities available for sale	$(960)	$230	$(730)	$(114)	$26	$(88)
Total other comprehensive loss	$(980)	$235	$(745)	$(3)	$1	$(2)

NOTE 19 — REGULATORY CAPITAL

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

Federal banking agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening previous capital requirements for banking organizations and the associated capital conservation buffers are 2.50%. The following table includes the Basel III requirements for regulatory capital ratios.

	Basel III Minimums	Basel III Conservation Buffers	Basel III Requirements
Regulatory capital ratios
Total risk-based capital	8.00%	2.50%	10.50%
Tier 1 risk-based capital	6.00	2.50	8.50
Common equity Tier 1	4.50	2.50	7.00
Tier 1 leverage	4.00	—	4.00

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of December 31, 2022 and 2021 as summarized in the following table.

dollars in millions			December 31, 2022		December 31, 2021
	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$11,799	13.18%	$5,042	14.35%
Tier 1 risk-based capital	8.50	8.00	9,902	11.06	4,380	12.47
Common equity Tier 1	7.00	6.50	9,021	10.08	4,041	11.50
Tier 1 leverage	4.00	5.00	9,902	8.99	4,380	7.59
FCB
Total risk-based capital	10.50%	10.00%	$11,627	12.99%	$4,858	13.85%
Tier 1 risk-based capital	8.50	8.00	10,186	11.38	4,651	13.26
Common equity Tier 1	7.00	6.50	10,186	11.38	4,651	13.26
Tier 1 leverage	4.00	5.00	10,186	9.25	4,651	8.07

At December 31, 2022, BancShares and FCB had risk-based capital ratio conservation buffers of 5.06% and 4.99%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. At December 31, 2021, BancShares and FCB had risk-based capital ratio conservation buffers of 6.35% and 5.85%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of December 31, 2022 and 2021 over the Basel III minimum for the ratio that is the binding constraint.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 17 — Stockholders’ Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $2.7 billion while continuing to meet the requirements for well-capitalized banks at December 31, 2022. Dividends declared by FCB and paid to the Parent Company amounted to $1.4 billion for the year ended December 31, 2022. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 20 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Year ended December 31
	2022	2021	2020
Net income	$1,098	$547	$492
Preferred stock dividends	50	18	14
Net income available to common stockholders	$1,048	$529	$478
Weighted average common shares outstanding
Basic shares outstanding	15,531,924	9,816,405	10,056,654
Stock-based awards	18,020	—	—
Diluted shares outstanding	15,549,944	9,816,405	10,056,654
Earnings per common share
Basic	$67.47	$53.88	$47.50
Diluted	$67.40	$53.88	$47.50
BancShares RSUs are discussed in Note 22 — Employee Benefit Plans.

NOTE 21 — INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2022, 2021 and 2020 is comprised of the following:

Provision (Benefit) for Income Taxes

dollars in millions	Year ended December 31
	2022	2021	2020
Current U.S. federal income tax provision	$58	$140	$137
Deferred U.S. federal income tax provision / (benefit)	170	(6)	(29)
Total federal income tax provision	228	134	108
Current state and local income tax provision	4	21	15
Deferred state and local income tax provision / (benefit)	23	(1)	3
Total state and local income tax provision	27	20	18
Total non-U.S. income tax provision	9	—	—
Total provision for income taxes	$264	$154	$126

A reconciliation from the U.S. Federal statutory rate to BancShares’ actual effective income tax rate for the year ended December 31, 2022, 2021 and 2020 is the following:

Percentage of Pretax Income

dollars in millions	Effective Tax Rate
	2022			2021			2020
	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income
Federal income taxes and rate	$1,362	$286	21.0%	$701	$147	21.0%	$618	$130	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		53	3.9%		16	2.2%		14	2.2%
Non-taxable bargain purchase gain (1)		(105)	(7.7)%		—	—%		—	—%
Domestic tax credits		(20)	(1.5)%		(5)	(0.7)%		(5)	(0.9)%
Effect of BOLI surrender (1)		48	3.5%		—	—%		—	—%
Deferred tax liability adjustment		(8)	(0.6)%		—	—%		—	—%
Difference in tax rates applicable to non-U.S. earnings		1	0.1%		—	—%		—	—%
Repayment of claim of right income		—	—%		(2)	(0.3)%		(14)	(2.2)%
Valuation allowances		(5)	(0.4)%		—	—%		—	—%
Other		14	1.1%		(2)	(0.2)%		1	0.3%
Provision for income taxes and effective tax rate		$264	19.4%		$154	22.0%		$126	20.4%
(1) Income tax expense (benefit) includes, if applicable, federal, state, foreign and penalty taxes.

Income tax expense for 2021 and 2020 was favorably impacted by $2 million and $14 million respectively, due to BancShares’ decision in the second quarter of 2020 to utilize an allowable alternative for computing its 2021 and 2020 federal income tax liability. The allowable alternative provides BancShares the ability to use the federal income tax rate for certain current year deductible amounts related to prior year FDIC-assisted acquisitions that was applicable when these amounts were originally subjected to tax.

As a result of the CIT Merger, BancShares permanently reinvested eligible earnings of certain foreign subsidiaries and accordingly, does not accrue any U.S. or foreign taxes that would be due if those earnings were repatriated. As of December 31, 2022, this assertion resulted in an unrecognized net deferred tax liability of $18 million on reinvested earnings of $665 million.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2022 and 2021 are presented below:

Components of Deferred Income Tax Assets and Liabilities

dollars in millions	2022	2021
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$358	$8
Basis difference in loans	57	—
Allowance for credit losses	252	40
Accrued liabilities and reserves	37	6
Deferred compensation	51	19
Right of use - lease liability	92	14
Domestic tax credits	176	—
Mark to market adjustments	28	—
Capitalized costs	15	—
Unrealized net loss on securities AFS	275	5
Other	48	17
Total gross deferred tax assets	1,389	109
Deferred Tax Liabilities:
Operating leases	(1,311)	—
Right of use - lease asset	(86)	(14)
Loans and direct financing leases	(43)	(8)
Deferred BOLI Gain	(15)	—
Pension	(54)	(64)
Prepaid expenses	(14)	—
Market discount accretion	(35)	—
Other	(47)	(56)
Total deferred tax liabilities	(1,605)	(142)
Total net deferred tax liability before valuation allowances	(216)	(33)
Less: valuation allowances	(70)	—
Net deferred tax liability after valuation allowances	$(286)	$(33)

Net Operating Loss Carryforwards and Valuation Adjustments
As a result of the CIT Merger, BancShares’ net deferred tax liabilities increased by approximately $300 million. That amount included an increase to deferred tax assets (“DTAs”) primarily from net operating losses, capitalized costs and tax credits net of deferred tax liabilities, primarily from operating leases.

As of December 31, 2022, BancShares has DTAs totaling $358 million on its global NOLs. This includes: (1) a DTA of $192 million relating to its cumulative U.S. federal NOLs of $913 million; (2) DTAs of $150 million relating to cumulative state NOLs of $2.8 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $16 million relating to cumulative non-U.S. NOLs of $68 million. The U.S. federal NOLs will begin to expire in 2030 and state NOLs will begin to expire in 2024.

As of December 31, 2022, BancShares has deferred tax assets of $176 million from its domestic tax credits. This includes: (1) DTAs of $167 million from federal tax credits and (2) DTAs of $9 million from state tax credits. The federal tax credits begin to expire in 2032 and the state tax credits have an indefinite carryforward.

During 2022, Management updated BancShares’ long-term forecast of future U.S. federal taxable income. The updated forecast continues to support the realization of the U.S. federal DTAs on NOLs and therefore no valuation allowance is necessary. However, a valuation allowance of $67 million was retained on U.S. state DTAs relating to certain state NOLs as of December 31, 2022.

BancShares maintained a valuation allowance of $3 million against certain non-U.S. reporting entities' net DTAs at December 31, 2022. There was no valuation allowance at December 31, 2021. The increase is mainly related to the CIT Merger. BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, the respective valuation allowance may be adjusted accordingly.

Liabilities for Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits ("UTBs") is as follows:

Unrecognized Tax Benefits (1)

dollars in millions	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Total
Balance at December 31, 2021	$30	$1	$31
Effect of CIT Merger	4	2	6
Additions for tax positions related to prior years	1	—	1
Reductions for tax positions of prior years	(2)	—	(2)
Expiration of statutes of limitations	(1)	—	(1)
Settlements	(5)	—	(5)
Balance at December 31, 2022	$27	$3	$30
(1) Tabular rollforward does not present the comparable data for the prior years, as activity in the prior years was not material.

BancShares recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. BancShares will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be recognized.

As a result of the CIT Merger, BancShares’ liabilities for unrecognized tax benefits, including interest and penalties, increased by $6 million. During the year ended December 31, 2022, BancShares recorded a net decrease in UTBs, including interest and penalties. The net decrease primarily related to settlements, partially offset by the increase resulting from the CIT Merger.

As of December 31, 2022, the accrued liability for interest and penalties is $3 million. BancShares recognizes accrued interest and penalties on UTBs in income tax expense.

BancShares has UTBs relating to uncertain state tax positions in North Carolina and other state jurisdictions resulting from tax filings submitted to the states. No tax benefit has been recorded for these uncertain tax positions in the consolidated financial statements. It is reasonably possible that these uncertain tax positions may be settled or resolved in the next twelve months. No reasonable estimate of the settlement or resolution can be made.

The entire $30 million of UTBs including interest and penalties at December 31, 2022, would lower BancShares’ effective tax rate, if realized. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by $10 million within the next twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

Income Tax Audits
BancShares is subject to examinations by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities in jurisdictions where BancShares has significant business operations. The tax years under examination vary by jurisdiction. BancShares does not expect completion of those audits to have a material impact on the firm’s financial condition, but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	December 31, 2022
U.S. Federal	2019
New York State and City	2015
North Carolina	2019
California	2017
Canada	2015

BancShares and its subsidiaries are subject to examinations by the IRS and other taxing authorities in jurisdictions where BancShares has business operations for years ranging from 2012 through 2022. Management does not anticipate that the completion of these examinations will have a material impact on the firm’s financial condition, but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

NOTE 22 — EMPLOYEE BENEFIT PLANS

BancShares sponsors benefit plans for its qualifying employees and former employees of Bancorporation, Inc. (“Bancorporation”). The benefit plans include noncontributory defined benefit pension plans and 401(k) savings plans, which are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives providing supplemental benefits paid upon death or separation from service at an agreed-upon age.

Certain benefit plans of CIT were assumed by BancShares upon closing of the CIT Merger. CIT sponsored both funded and unfunded noncontributory defined benefit pension and postretirement plans, executive retirement plans, and a 401(k) savings plan covering certain employees as further discussed below.

Retirement and Post-Retirement Plans
Pension Plans
BancShares sponsors three qualified noncontributory defined benefit pension plans (the “Pension Plans”), including the FCB-North Pension Plan (the “BancShares Pension Plan”), FCB-South (“Bancorporation”) Pension Plan (the “Bancorporation Pension Plan”), and a plan assumed upon completion of the CIT Merger (the “CIT Pension Plan”).

BancShares employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by the BancShares Pension Plan, which was closed to new participants as of April 1, 2007. There was no discretionary contribution made to the BancShares Pension Plan during 2022, while discretionary contributions of $32 thousand were made during 2021.

Certain legacy Bancorporation employees that qualified under length of service and other requirements are covered by the Bancorporation Pension Plan, which was closed to new participants as of September 1, 2007. There were no discretionary contributions made to the Bancorporation Pension Plan during 2022 or 2021.

Participants in the BancShares Pension Plan and Bancorporation Pension Plan were fully vested after five years of service. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. BancShares assumed the CIT Pension Plan upon completion of the CIT Merger. There was no discretionary contribution made to the CIT Pension Plan during 2022.

BancShares makes contributions to the Pension Plans in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Management evaluates the need for its contributions to these plans on a periodic basis based upon numerous factors including, but not limited to, funded status, returns on plan assets, discount rates and the current economic environment.

Supplemental and Executive Retirement Plans
Upon completion of the CIT Merger, BancShares assumed a frozen U.S. non-contributory supplemental retirement plan (the “Supplemental Retirement Plan”) and an additional retirement plan for certain executives (the “Executive Retirement Plan”), which had been closed to new participants since 2006 and whose participants were all inactive. There were no discretionary contributions made to the Executive Retirement Plan or the Supplemental Retirement Plan in 2022. Accumulated balances under the Executive Retirement Plan and the Supplemental Retirement Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 1.9% for the year ended December 31, 2022.

Postretirement Benefit Plans
Upon completion of the CIT Merger, BancShares assumed four postretirement benefit plans (the “Postretirement Plans”) that provided healthcare and life insurance benefits to eligible retired employees. For most eligible retirees, healthcare was contributory and life insurance was non-contributory. The Postretirement Plans were funded on a “pay-as-you-go” basis. Certain Postretirement Plans were terminated during the first quarter of 2022. BancShares recognized a reduction in other noninterest expense of approximately $27 million in the first quarter of 2022 related to obligations previously accrued.

Funding for Retirement and Postretirement Plans
The funding policy for the Pension Plans is to contribute an amount each year to meet all Employee Retirement Income Security Act (“ERISA”) minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2023. The tables and disclosures below address the following: (i) the Pension Plans, the Supplemental Retirement Plan, and the Executive Retirement Plan (the “Retirement Plans”) and (ii) the Postretirement Plans (collectively with the Retirement Plans, the “Plans”). The Supplemental and Executive Retirement Plans are unfunded. Therefore, the tables and disclosures below regarding plan assets apply to the Pension Plans, which are funded.

Obligations and Funded Status

The following table provides the changes in benefit obligations, assets and the funded status of the Plans at December 31, 2022 and 2021.

Obligations and Funded Status	Retirement Plans		Postretirement Plans
dollars in millions	2022	2021	2022
Change in benefit obligation
Projected benefit obligation at January 1	$1,056	$1,078	$—
Projected benefit obligation of acquired plans	389	—	28
Service cost	14	15	—
Interest cost	43	30	—
Actuarial (gain) loss	(324)	(31)	—
Benefits paid	(63)	(36)	(1)
Plan termination	—	—	(27)
Projected benefit obligation at December 31	1,115	1,056	—
Change in plan assets
Fair value of plan assets at January 1	1,345	1,236	—
Fair value of plan assets of acquired plans	386	—	—
Actual (loss) return on plan assets	(270)	145	—
Benefits paid	(57)	(36)	—
Fair value of plan assets at December 31	1,404	1,345	—
Funded status at December 31	$289	$289	$—
Information for pension plans with a benefit obligation in excess of plan assets
Projected and accumulated benefit obligations	$54	$—	$—

The Consolidated Balance Sheets include $343 million and $289 million in other assets related to the Pension Plans at December 31, 2022 and 2021, respectively. The Consolidated Balance Sheet includes $54 million in other liabilities at December 31, 2022 for the unfunded Supplemental Retirement and Executive Retirement Plans.

The following table details the amounts recognized in accumulated other comprehensive income, before income taxes, at December 31, 2022 and 2021. See Note 18 — Accumulated Other Comprehensive (Loss) Income for additional information.

	Retirement Plans		Postretirement Plans
dollars in millions	2022	2021	2022
Net actuarial gain	$13	$34	$—

The accumulated benefit obligation for the Plans at December 31, 2022 and 2021 was $1.1 billion and $973 million, respectively. The Plans use a measurement date of December 31.

The following table shows the components of periodic benefit cost related to the Plans and changes in assets and benefit obligations of the Plans recognized in other comprehensive income, before income taxes, for the years ended December 31, 2022, 2021 and 2020. See Note 18 — Accumulated Other Comprehensive (Loss) Income for additional information.

Net Periodic Benefit Costs and Other Amounts	Retirement Plans			Postretirement Plans
	Year ended December 31			Year ended December 31
dollars in millions	2022	2021	2020	2022
Service cost	$14	$15	$14	$—
Interest cost	43	30	34	—
Expected return on assets	(87)	(78)	(65)	—
Net prior service credit amortization	—	—	—	(27)
Amortization of net actuarial loss	12	27	25	—
Total net periodic (benefit) cost	(18)	(6)	8	(27)
Current year actuarial loss (gain)	33	(98)	(55)	—
Amortization of actuarial loss	(12)	(27)	(25)	—
Current year amortization of prior service cost	—	—	—	27
Amortization of prior service cost	—	—	—	(27)
Net loss (gain) recognized in other comprehensive income	21	(125)	(80)	—
Total recognized in net periodic benefit cost and other comprehensive income	$3	$(131)	$(72)	$(27)
The actuarial loss in 2022 was primarily due to lower than expected return on assets and higher interest crediting rate, partially offset by increased discount rates. Actuarial gains in 2021 and 2020 were primarily due to return on assets greater than expected, partially offset by the impact of a decreased discount rate.

Service costs and the amortization of prior service costs are recorded in personnel expense, while interest cost, expected return on assets and the amortization of actuarial gains or losses are recorded in other noninterest expense.

The assumptions used to determine the benefit obligations at December 31, 2022 and 2021 are as follows:

Weighted Average Assumptions	Retirement Plans		Postretirement Plans
	2022	2021	2022
Discount rate	5.57%	3.04%	N/A
Rate of compensation increase	5.60	5.60	N/A
Interest crediting rate(1)	4.25	N/A	N/A
(1) Specific to cash investments in the CIT Pension Plan.
The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020, are as follows:

Weighted Average Assumptions	Retirement Plans			Postretirement Plans
	2022	2021	2020	2022
Discount rate	3.03%	2.76%	3.46%	3.02%
Rate of compensation increase	5.60	5.60	5.60	N/A
Expected long-term return on plan assets	5.87	7.50	7.50	N/A
Interest crediting rate(1)	1.50	N/A	N/A	N/A
(1) Specific to cash investments in the CIT Pension Plan.
The estimated discount rate, which represents the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the Pension Plans are discounted based on this yield curve and a single discount rate is calculated to achieve the same present value. The increase in discount rate from the prior year is reflective of the current market conditions.

The weighted average expected long-term rate of return on Pension Plans’ assets represents the average rate of return expected to be earned on the Pension Plans’ assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return on the Pension Plans’ assets, historical and current returns, as well as investment allocation strategies, are considered.

Assets of the Pension Plans
For the Pension Plans, our primary total return objective is to achieve returns over the long term that will fund retirement liabilities and provide desired benefits of the Pension Plans in a manner that satisfies the fiduciary requirements of the ERISA. The Pension Plans’ assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Pension Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help generate a consistent level of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. The assets of the BancShares Pension Plan and Bancorporation Pension Plan are held by the BancShares’ trust department. Assets of the CIT Pension Plan were held by a third party servicer during 2022.

Equity securities are measured at fair value using observable closing prices. These securities are classified as Level 1 as they are traded in an active market. Fixed income securities are generally estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. In the following table, assets of the CIT Pension Plan are primarily included in the Common Collective Trust. These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the fair value hierarchy.

The following tables summarize the fair values and fair value hierarchy for the assets of the Pension Plans at December 31, 2022 and 2021.

Fair Value Measurements	December 31, 2022
dollars in millions	Market Value	Level 1	Level 2	Level 3	Not Classified(1)	Weighted Average Target Allocation Pension Plans	Actual % of Plans' Assets
Cash and equivalents	$25	$25	$—	$—	$—	0 - 5%	2%
Equity securities						25 - 60%	46%
Common and preferred stock	88	88	—	—	—
Mutual funds	181	181	—	—	—
Exchange traded funds	376	376	—	—	—
Fixed income						25 - 60%	31%
U.S. government and government agency securities	198	—	198	—	—
Corporate bonds	233	—	233	—	—
Alternative investments						0 - 30%	21%
Common collective trust, measured at NAV	302	—	—	—	302
Limited partnerships	1	—	—	—	1
Total pension assets	$1,404	$670	$431	$—	$303		100%

(1) These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the table above.

	December 31, 2021
	Market Value	Level 1	Level 2	Level 3		Target Allocation	Actual % of Plan Assets
Cash and equivalents	$17	$17	$—	$—		0 - 5%	1%
Equity securities						30 - 70%	61%
Common and preferred stock	76	76	—	—
Mutual funds	482	482	—	—
Exchange traded funds	263	263	—	—
Fixed income						15 - 45%	38%
U.S. government and government agency securities	228	—	228	—
Corporate bonds	279	3	276	—
Total pension assets	$1,345	$841	$504	$—			100%

There were no direct investments in equity securities of BancShares included in the Pension Plans’ assets in any of the years presented.
Cash Flows
The following table presents estimated future benefits projected to be paid for the next ten years from the Pension Plans’ assets or from the Company's general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits dollars in millions	Retirement Plans
2023	$72
2024	74
2025	77
2026	79
2027	82
2028-2032	420

401(k) Savings Plans

Certain employees enrolled in the BancShares or Bancorporation Pension Plans are also eligible to participate in a 401(k) savings plan (the “401(k) Plan”) through deferral of portions of their salary. For employees who participate in the 401(k) Plan who also continue to accrue additional years of service under the BancShares or Bancorporation Pension Plans, BancShares makes a matching contribution equal to 100% of the first 3% and 50% of the next 3% of the participant’s deferral up to and including a maximum contribution of 4.5% of the participant’s eligible compensation. The matching contribution immediately vests.

At the end of 2007, employees were given the option to continue to accrue additional years of service under the BancShares or Bancorporation Pension Plans or to elect to join an enhanced 401(k) savings plan (the “Enhanced 401(k) Plan”). Under the Enhanced 401(k) Plan, BancShares matches participants’ contributions in an amount equal to 100% of the first 6% of the participant’s eligible compensation. The matching contribution immediately vests. In addition to the employer match of the employee contributions, the Enhanced 401(k) Plan provides a required employer non-elective contribution equal to 3% of the compensation of a participant who remains employed at the end of the calendar year. Effective January 1, 2023 this non-elective contribution will be discretionary. This employer contribution vests after three years of service. Employees who elected to enroll in the Enhanced 401(k) Plan discontinued the accrual of additional years of service under the BancShares or Bancorporation Pension Plans and became enrolled in the Enhanced 401(k) Plan effective January 1, 2008. Eligible employees hired after January 1, 2008, are eligible to participate in the Enhanced 401(k) Plan.

CIT sponsored a 401(k) plan (the “CIT 401(k) Plan”), which was assumed by BancShares upon completion of the CIT Merger. Under the CIT 401(k) Plan, BancShares matched 100% of the participants’ contributions up to 4% of the participant’s eligible compensation. In January 2023, the CIT 401(k) Plan was merged into the Enhanced 401(k) Plan.

BancShares recognized expense related to contributions to all 401(k) plans of $55 million, $36 million, and $36 million during 2022, 2021 and 2020, respectively.

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

The following table provides the accrued liability as of December 31, 2022 and 2021, and the changes in the accrued liability during the years then ended:

dollars in millions	2022	2021
Accrued liability as of January 1	$39	$43
Accrued liability of acquired banks	2	—
Discount rate adjustment	(2)	(1)
Benefit expense and interest cost	2	2
Benefits paid	(5)	(5)
Benefits forfeited	—	—
Accrued liability as of December 31	$36	$39
Discount rate at December 31	4.67%	3.04%

Other Compensation Plans

BancShares offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas, performance criteria, or at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward BancShares’ success. As of December 31, 2022 and 2021, the accrued liability for incentive compensation was $267 million and $84 million, respectively.

CIT had compensation awards that either converted to BancShares RSUs or immediately vested at completion of the CIT Merger as further described in the “Stock-Based Compensation” discussion in Note 1 — Significant Accounting Policies and Basis of Presentation. In February 2016, CIT adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which provided for grants of stock-based awards to employees, executive officers, and directors. The BancShares RSUs are the only outstanding awards subject to the terms of the 2016 Plan and no further awards will be made under the 2016 Plan. Compensation expense is recognized over the vesting period or the requisite service period, which is generally three years for BancShares RSUs, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award.

The following table presents the unvested BancShares RSUs at December 31, 2022, which have vesting periods through 2024. There were no grants of stock-based compensation awards during 2022. The fair value of RSUs that vested and settled in stock during 2022 was $64 million.

Stock-Settled Awards Outstanding share amounts in whole dollars	Stock-Settled Awards
	Number of Shares	Weighted Average Grant Date Value (1)
Unvested BancShares at December 31, 2021	—	$—
Unvested CIT RSUs converted to BancShares RSUs at Merger Date	116,958	859.76
Unvested CIT PSUs converted to BancShares RSUs at Merger Date	10,678	859.76
Forfeitures	(5,194)	859.76
Vested / settled awards	(79,453)	859.76
Unvested BancShares RSUs at December 31, 2022	42,989	$859.76
(1) Represents the share price of BancShares as of the CIT Merger Date.

NOTE 23 — BUSINESS SEGMENT INFORMATION

BancShares began reporting multiple segments during the first quarter of 2022 and now reports General Banking, Commercial Banking, Rail, and Corporate segments, as further discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. Each of the segments are described below.

General Banking
General Banking delivers products and services to consumers and businesses through an extensive network of branches and various digital channels, including a full suite of deposit products, loans (primarily residential mortgages and business/commercial loans), and various fee-based services. General Banking also provides a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services. In addition, General Banking has a dedicated business line that supports deposit, cash management and lending to homeowner associations and property management companies nationwide. Revenue is primarily generated from interest earned on loans and fees for banking and advisory services. General Banking segment is the primary deposit gathering business of FCB.
Commercial Banking
Commercial Banking provides a range of lending, leasing, capital markets, asset management and other financial and advisory services primarily to small and middle market companies in a wide range of industries. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. Commercial Banking provides senior secured loans to developers and other commercial real estate professionals, and also provides small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process. Commercial Banking provides factoring, receivable management, and secured financing to businesses that operate in various industries.
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

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), merger-related costs, as well as certain unallocated costs and intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as: the Initial Non-PCD Provision for loans and leases and unfunded commitments; and the gain on acquisition, each of which are related to the CIT Merger.

Segment Net Income (Loss) and Select Period End Balances

The following table presents the condensed income statements and select period end balances for each segment.

dollars in millions	Year Ended December 31, 2022
	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,942	$889	$(80)	$195	$2,946
Provision for credit losses	11	121	—	513	645
Net interest income (expense) after provision for credit losses	1,931	768	(80)	(318)	2,301
Noninterest income	472	521	657	486	2,136
Noninterest expense	1,570	746	428	331	3,075
Income (loss) before income taxes	833	543	149	(163)	1,362
Income tax expense (benefit)	204	128	37	(105)	264
Net income (loss)	$629	$415	$112	$(58)	$1,098
Select Period End Balances
Loans and leases	$42,930	$27,773	$78	$—	$70,781
Deposits	84,361	3,225	15	1,807	89,408
Operating lease equipment, net	—	723	7,433	—	8,156

	Year Ended December 31, 2021
	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,447	$17	$—	$(74)	$1,390
Benefit for credit losses	(37)	—	—	—	(37)
Net interest income (expense) after benefit for credit losses	1,484	17	—	(74)	1,427
Noninterest income	433	—	—	75	508
Noninterest expense	1,179	3	—	52	1,234
Income (loss) before income taxes	738	14	—	(51)	701
Income tax expense (benefit)	162	3	—	(11)	154
Net income (loss)	$576	$11	$—	$(40)	$547
Select Period End Balances
Loans and leases	$31,820	$552	$—	$—	$32,372
Deposits	51,344	62	—	—	51,406

	Year Ended December 31, 2020
	General Banking	Commercial Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,391	$15	$—	$(18)	$1,388
Provision for credit losses	58	—	—	—	58
Net interest income (expense) after provision for credit losses	1,333	15	—	(18)	1,330
Noninterest income	379	—	—	98	477
Noninterest expense	1,146	3	—	40	1,189
Income before income taxes	566	12	—	40	618
Income tax expense	116	2	—	8	126
Net income	$450	$10	$—	$32	$492
Select Period End Balances
Loans and leases	$32,235	$554	$—	$3	$32,792
Deposits	43,391	40	—	1	43,432

NOTE 24 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	December 31, 2022	December 31, 2021
Financing Commitments
Financing assets (excluding leases)	$23,452	$13,011
Letters of Credit
Standby letters of credit	436	92
Other letters of credit	44	24
Deferred Purchase Agreements	2,039	—
Purchase and Funding Commitments (1)
Lessor commitments (1)	941	—
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At December 31, 2022, substantially all undrawn financing commitments were senior facilities. Most of the undrawn and available financing commitments are in the Commercial Banking segment. Financing commitments also include approximately $66 million related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements (“DPA”)
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $186 million at December 31, 2022 of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.

The table above includes $1.9 billion of DPA exposures at December 31, 2022, related to receivables on which BancShares has assumed the credit risk. The table also includes $138 million available under DPA credit line agreements provided at December 31, 2022. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

On July 26, 2022, the parties settled all claims for $18.5 million and pursuant to the terms of the settlement, the parties filed a joint stipulation of dismissal with prejudice. The settlement payment of $18.5 million was paid on August 4, 2022 and on August 29, 2022, the Court entered an Order dismissing the case.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2022. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

NOTE 25 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT Northbridge Credit LLC (“Northbridge”) is an asset-based-lending joint venture between FCB (as successor to CIT Bank) and Allstate Insurance Company and its subsidiary (“Allstate”) that extends credit in asset-based lending middle-market loans. FCB holds a 20% equity investment in Northbridge, and CIT Asset Management LLC, a non-bank subsidiary of FCB, acts as an investment advisor and servicer of the loan portfolio. Allstate is an 80% equity investor. FCB’s investment was $43 million at December 31, 2022, with the expectation of additional investment as the joint venture grows. Management fees were earned on loans under management. BancShares accounts for Northbridge under the equity method and recognized $4 million in the Consolidated Statement of Income for the year ended December 31, 2022 for its proportion of Northbridge’s net income.

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method. BancShares also has investments in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects and workout transactions. BancShares’ interests in these entities were entered into in the ordinary course of business that are accounted for under the equity or cost methods. Refer to Note 10 – Other Assets and Note 12 – Variable Interest Entities for additional information.

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

For those identified as Related Persons as of December 31, 2022, the following table provides an analysis of changes in the loans outstanding during 2022 and 2021:

	Year ended December 31
dollars in thousands	2022	2021
Balance at January 1	$122	$117
New loans	61	21
Repayments	(12)	(16)
Balance at December 31	$171	$122

The amounts presented exclude loans to Related Persons for credit card lines of $15,000 or less, overdraft lines of $5,000 or less, and intercompany transactions between the Parent Company and FCB. Unfunded loan commitments available to Related Persons were $2.6 million and $2.7 million as of December 31, 2022 and 2021, respectively.

NOTE 26 — PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

(dollars in millions)	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$119	$174
Interest-earning deposits at banks	3	6
Investment in marketable equity securities	93	98
Investment in banking subsidiary	9,935	4,987
Investment in other subsidiaries	34	—
Other assets	48	44
Total assets	$10,232	$5,309
Liabilities and Stockholders' Equity
Subordinated debt	$454	$453
Borrowings due to banking subsidiary	60	40
Other borrowings	—	68
Other liabilities	56	11
Total liabilities	570	572
Stockholders’ equity	9,662	4,737
Total liabilities and stockholders’ equity	$10,232	$5,309

Parent Company
Condensed Statements of Income

	Year ended December 31
(dollars in millions)	2022	2021	2020
Income
Dividends from banking subsidiary	$1,410	$173	$230
Other (loss) income	(2)	36	33
Total income	1,408	209	263
Expenses
Interest expense	19	17	17
Other expenses	26	11	12
Total expenses	45	28	29
Income before income taxes and equity in undistributed net income of subsidiaries	1,363	181	234
Income tax expense	44	2	1
Income before equity in undistributed net income of subsidiaries	1,319	179	233
Equity in (distributed) undistributed net income of subsidiaries	(221)	368	259
Net income	1,098	547	492
Preferred stock dividends	50	18	14
Net income available to common stockholders	$1,048	$529	$478

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
(dollars in millions)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$1,098	$547	$492
Adjustments to reconcile net income to cash provided by operating activities:
Distributed (undistributed) net income of subsidiaries	221	(368)	(259)
Deferred tax expense	48	—	—
Net amortization of premiums and discounts	1	1	1
Fair value adjustment on marketable equity securities, net	6	(34)	(29)
Stock based compensation expense	19	—	—
Net change in due to/from subsidiaries	—	4	(3)
Net change in other assets	(3)	7	(3)
Net change in other liabilities	(2)	3	(1)
Net cash provided by operating activities	1,388	160	198
INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits at banks	3	(4)	1
Purchase of marketable equity securities	—	(2)	(333)
Proceeds from sales of marketable equity securities	—	30	353
Proceeds from sales, calls, and maturities of investment securities	—	2	1
Investment in subsidiaries	—	—	(423)
Net cash paid in acquisition	(51)	—	—
Net cash (used in) provided by investing activities	(48)	26	(401)
FINANCING ACTIVITIES
Repayment of short-term borrowings	—	—	(40)
Repayment of other borrowings	(68)	(20)	(33)
Net proceeds from issuance of subordinated debt	—	—	346
Proceeds from borrowings due to banking subsidiary	20	—	—
Net proceeds from issuance of preferred stock	—	—	340
Repurchase of Class A common stock	(1,240)	—	(334)
Cash dividends paid	(83)	(42)	(31)
Other financing activities	(24)	—	—
Net cash (used in) provided by financing activities	(1,395)	(62)	248
Net change in cash and due from banks	(55)	124	45
Cash and due from banks at beginning of year	174	50	5
Cash and due from banks at end of year	$119	$174	$50
CASH PAYMENTS (REFUNDS) FOR:
Interest	$18	$17	$13
(Refunds) payments for income taxes	(536)	810	107

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

There have been no changes in BancShares’ internal control over financial reporting during the fourth quarter of 2022 which have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares’ management believes, as of December 31, 2022, BancShares’ internal control over financial reporting is effective. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

BancShares’ independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in Item 8. Financial Statements and Supplementary Data.

PART III

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Raleigh, NC, PCAOB Firm ID: 185.

Our predecessor independent registered public accounting firm was FORVIS, LLP, (formerly Dixon Hughes Goodman LLP), Tysons, VA, PCAOB Firm ID No. 686.

The other information required by this Item 14 is incorporated herein by reference from the “Proposal 7: Ratification of Appointment of Independent Accountants” section of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

2.4
Agreement and Plan of Merger, dated October 15, 2020, by and among CIT Group Inc., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, and FC Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated October 20, 2020)

2.5
Amendment No. 1, dated September 30, 2021, to the Agreement and Plan of Merger dated October 15, 2020, by and among CIT Group Inc., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, and FC Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2021)

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2014)
3.2
Certificate of Designation of 5.375% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed on March 12, 2020)

3.3
Restated Certificate of Designation of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended December 31, 2021)

3.4
Restated Certificate of Designation of 5.625% Non-Cumulative Perpetual Preferred Stock, Series C (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-K for the year ended December 31, 2021)

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated January 24, 2023)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008)
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
4.8
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-K for the year ended December 31, 2021)

4.9	Instruments defining the rights of holders of long-term debt will be furnished to the SEC upon request.
4.10	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.11
Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006)

*10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K dated February 18, 2011)

*10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference to Exhibit 9.5 to the Registrant’s Form 8-K dated February 18, 2011)

*10.3
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.4
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.5
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Jeffery L. Ward (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2020)

*10.6
Employment Letter Agreement between Registration and Ellen R. Alemany dated October 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022)

*10.7	Retention Letter Agreement between Registrant and Marisa Harney dated October 15, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022)
*10.8
409A Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.9
Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First-Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.10
Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 25, 2022)

*10.11	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 2020)
*10.12	Form of Long-Term Incentive Plan Award Agreement (for awards beginning in 2022) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2021)
*10.13	Nonqualified Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2021)
*10.14	Merger Performance Plan of Registrant’s subsidiary, First Citizen’s Bank & Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm, FORVIS, LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
**101.INS	Inline XBRL Instance Document (filed herewith)
**101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
**101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
**104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2023

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 24, 2023.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 24, 2023

/s/ CRAIG L. NIX Craig L. Nix	Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2023

/s/ ELLEN R. ALEMANY * Ellen R. Alemany	Director	February 24, 2023

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 24, 2023

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 24, 2023

/s/ PETER M. BRISTOW * Peter M. Bristow	Director	February 24, 2023

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 24, 2023

/s/ MICHAEL A. CARPENTER * Michael A. Carpenter	Director	February 24, 2023

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 24, 2023

/s/ EUGENE FLOOD, JR. * Eugene Flood, Jr.	Director	February 24, 2023

Signature	Title	Date

/s/ ROBERT R. HOPPE * Robert R. Hoppe	Director	February 24, 2023

/s/ FLOYD L. KEELS * Floyd L. Keels	Director	February 24, 2023

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 24, 2023

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 24, 2023

/s/ JOHN R. RYAN * John R. Ryan	Director	February 24, 2023

*	Craig L. Nix hereby signs this Annual Report on Form 10-K on February 24, 2023, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ CRAIG L. NIX
Craig L. Nix As Attorney-In-Fact