Form 10-Q
period 2023-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2023-05-10
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock— 13,514,808 shares
Class B Common Stock— 1,005,185 shares
(Number of shares outstanding, by class, as of April 30, 2023

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of certain abbreviations and acronyms we use throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	HOA	Home Owner’s Association
AFS	Available for Sale	HQLS	High Quality Liquid Securities
AOCI	Accumulated Other Comprehensive Income	HTM	Held to Maturity
ASC	Accounting Standards Codification	LIBOR	London Inter-Bank Offered Rate
ASU	Accounting Standards Update	LGD	Loss Given Default
BHC	Bank Holding Company	LOCOM	Lower of the Cost or Market Value
BOLI	Bank Owned Life Insurance	MD&A	Management’s Discussion and Analysis
bps	Basis point(s); 1 bp = 0.01%	MSRs	Mortgage Servicing Rights
CAB	Community Association Banking	NCCOB	North Carolina Commissioner of Banks
CCAR	Comprehensive Capital Analysis and Review	NII	Net Interest Income
CECL	Current Expected Credit Losses	NII Sensitivity	Net Interest Income Sensitivity
DPA	Deferred Purchase Agreement	NIM	Net Interest Margin
DTAs	Deferred Tax Assets	OREO	Other Real Estate Owned
ETR	Effective Tax Rate	PAA	Purchase Accounting Adjustments
EVE Sensitivity	Economic Value of Equity Sensitivity	PCA	Prompt corrective action
FASB	Financial Accounting Standards Board	PCAOB	Public Company Accounting Oversight Board
FCB	First-Citizens Bank & Trust Company	PCD	Purchased Credit Deteriorated
FDIC	Federal Deposit Insurance Corporation	PD	Probability of Obligor Default
FHA	Federal Housing Administration	PPP	Paycheck Protection Program
FHC	Financial Holding Company	ROU	Right of Use
FHLB	Federal Home Loan Bank	RSU	Restricted Stock Unit
FOMC	Federal Open Market Committee	SBA	Small Business Administration
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
GAAP	Accounting Principles Generally Accepted in the U.S.	TDRs	Troubled Debt Restructuring
GDP	Gross Domestic Product	UPB	Unpaid Principal Balance
HFI	Held for Investment	VIE	Variable Interest Entity

PART I

Item 1. Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$1,598	$518
Interest-earning deposits at banks	38,522	5,025
Investment in marketable equity securities (cost of $75 at March 31, 2023 and $75 at December 31, 2022)	85	95
Investment securities available for sale (cost of $9,955 at March 31, 2023 and $9,967 at December 31, 2022), net of allowance for credit losses	9,061	8,995
Investment securities held to maturity (fair value of $8,993 at March 31, 2023 and $8,795 at December 31, 2022)	10,381	10,279
Assets held for sale	94	60
Loans and leases	138,288	70,781
Allowance for credit losses	(1,605)	(922)
Loans and leases, net of allowance for credit losses	136,683	69,859
Operating lease equipment, net	8,331	8,156
Premises and equipment, net	1,743	1,456
Goodwill	346	346
Other intangible assets	364	140
Other assets	7,450	4,369
Total assets	$214,658	$109,298
Liabilities
Deposits:
Noninterest-bearing	$54,649	$24,922
Interest-bearing	85,401	64,486
Total deposits	140,050	89,408
Credit balances of factoring clients	1,126	995
Borrowings:
Short-term borrowings	1,009	2,186
Long-term borrowings	45,085	4,459
Total borrowings	46,094	6,645
Other liabilities	8,172	2,588
Total liabilities	195,442	99,636
Stockholders’ equity
Preferred stock - $0.01 par value (10,000,000 shares authorized at March 31, 2023 and December 31, 2022)	881	881
Common stock:
Class A - $1 par value (16,000,000 shares authorized at March 31, 2023; 13,514,808 and 13,501,017 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	14	14
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2023 and December 31, 2022)	1	1
Additional paid in capital	4,104	4,109
Retained earnings	14,885	5,392
Accumulated other comprehensive loss	(669)	(735)
Total stockholders’ equity	19,216	9,662
Total liabilities and stockholders’ equity	$214,658	$109,298
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
dollars in millions, except share and per share data	2023	2022
Interest income
Interest and fees on loans	$1,017	$621
Interest on investment securities	107	83
Interest on deposits at banks	87	6
Total interest income	1,211	710
Interest expense
Deposits	288	39
Borrowings	73	22
Total interest expense	361	61
Net interest income	850	649
Provision for credit losses	783	464
Net interest income after provision for credit losses	67	185
Noninterest income
Rental income on operating lease equipment	233	208
Fee income and other service charges	50	36
Wealth management services	42	35
Service charges on deposit accounts	24	27
Factoring commissions	19	27
Cardholder services, net	21	25
Merchant services, net	10	10
Insurance commissions	13	12
Realized loss on sale of investment securities available for sale, net	(14)	—
Fair value adjustment on marketable equity securities, net	(9)	3
Bank-owned life insurance	5	8
Gain on sale of leasing equipment, net	4	6
Gain on acquisition	9,824	431
Gain on extinguishment of debt	—	6
Other noninterest income	37	16
Total noninterest income	10,259	850
Noninterest expense
Depreciation on operating lease equipment	89	81
Maintenance and other operating lease expenses	56	43
Salaries and benefits	420	356
Net occupancy expense	50	48
Equipment expense	58	52
Professional fees	12	12
Third-party processing fees	29	24
FDIC insurance expense	18	12
Marketing expense	15	8
Acquisition-related expenses	28	135
Intangible asset amortization	5	6
Other noninterest expense	75	33
Total noninterest expense	855	810
Income before income taxes	9,471	225
Income tax (benefit) expense	(47)	(46)
Net income	$9,518	$271
Preferred stock dividends	14	7
Net income available to common stockholders	$9,504	$264
Earnings per common share
Basic	$654.22	$16.70
Diluted	$653.64	$16.70
Weighted average common shares outstanding
Basic	14,526,693	15,779,153
Diluted	14,539,709	15,779,153
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
dollars in millions	2023	2022
Net income	$9,518	$271
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	58	(318)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	—	1
Net change in defined benefit pension items	8	2
Other comprehensive income (loss), net of tax	$66	$(315)
Total comprehensive income (loss)	$9,584	$(44)
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	9,518	—	9,518
Other comprehensive (loss) income, net of tax	—	—	—	—	—	66	66
Stock based compensation	—	—	—	(5)	—	—	(5)
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(10)	—	(10)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared:
Series A	—	—	—	—	(4)	—	(4)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at March 31, 2023	$881	$14	$1	$4,104	$14,885	$(669)	$19,216

Balance at December 31, 2021	$340	$9	$1	$—	$4,378	$10	$4,738
Net income	—	—	—	—	271	—	271
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(315)	(315)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	71	—	—	71
Cash dividends declared ( $0.47 per common share):
Class A common stock	—	—	—	—	(7)	—	(7)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared
Series A	—	—	—	—	(5)	—	(5)
Series C	—	—	—	—	(3)	—	(3)
Balance at March 31, 2022	$881	$15	$1	$5,344	$4,634	$(305)	$10,570

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
dollars in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,518	$271
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for credit losses	783	464
Deferred tax benefit	(69)	(61)
Depreciation, amortization, and accretion, net	124	114
Stock based compensation expense	1	12
Realized loss on sale of investment securities available for sale, net	14	—
Fair value adjustment on marketable equity securities, net	9	(3)
Gain on sale of loans, net	(1)	(3)
Gain on sale of operating lease equipment, net	(4)	(6)
Loss on sale of premises and equipment, net	—	1
Gain on other real estate owned, net	—	(2)
Gain on acquisition	(9,824)	(431)
Gain on extinguishment of debt	—	(6)
Origination of loans held for sale	(82)	(235)
Proceeds from sale of loans held for sale	67	248
Net change in other assets	(486)	343
Net change in other liabilities	(347)	(118)
Other operating activities	(65)	(11)
Net cash (used in) provided by operating activities	(362)	577
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits at banks	(88)	2,705
Purchases of investment securities available for sale	(125)	(810)
Proceeds from maturities of investment securities available for sale	227	330
Proceeds from sales of investment securities available for sale	1	—
Purchases of investment securities held to maturity	(212)	—
Proceeds from maturities of investment securities held to maturity	117	283
Net decrease in loans	1,060	107
Proceeds from sales of loans	113	53
Net increase (decrease) in credit balances of factoring clients	131	(383)
Purchases of operating lease equipment	(288)	(226)
Proceeds from sales of operating lease equipment	33	19
Purchases of premises and equipment	(44)	(15)
Proceeds from sales of other real estate owned	3	11
Acquisition, net of cash acquired	1,347	134
Other investing activities	353	(13)
Net cash provided by investing activities	2,628	2,195
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	2,124	(823)
Net (decrease) increase in demand and other interest-bearing deposits	(7,570)	1,275
Net change in securities sold under customer repurchase agreements	63	27
Repayment of short-term borrowings	(1,750)	—
Proceeds from issuance of short-term borrowings	500	—
Repayment of long-term borrowings	(1,021)	(3,031)
Proceeds from issuance of long-term borrowings	6,500	1
Cash dividends paid	(26)	(14)
Other financing activities	(6)	(22)
Net cash used in financing activities	(1,186)	(2,587)
Change in cash and due from banks	1,080	185
Cash and due from banks at beginning of period	518	338
Cash and due from banks at end of period	$1,598	$523

	Three Months Ended March 31,
dollars in millions	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$366	$146
Income taxes	—	(1)
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	—	1
Transfers of premises and equipment to other real estate	1	4
Dividends declared but not paid	—	1
Transfer of assets from held for investment to held for sale	115	25
Transfer of assets from held for sale to held for investment	1	12
Loans held for sale exchanged for investment securities	—	38
Commitments extended during the period on affordable housing investment credits	3	—
Issuance of common stock as consideration for CIT Merger	—	5,278
Stock based compensation as consideration for CIT Merger	—	81
Issuance of preferred stock as consideration for CIT Merger	—	541
Purchase Money Note as consideration for SVBB Acquisition	35,150	—
Value Appreciation Instrument as consideration for SVBB Acquisition	500	—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or the “Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate a network of more than 550 branches in 23 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States. BancShares provides various types of commercial and consumer banking services, including lending, leasing and wealth management services. Deposit services include checking, savings, money market and time deposit accounts.

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in BancShares’ Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

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

Reclassifications
In certain instances, amounts reported in the 2022 consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions impact the amounts reported in the consolidated financial statements and accompanying notes and the disclosures provided, and actual results could differ from those estimates. The significant estimates relate to the determination of the allowance for credit losses (“ACL”) and fair values of loans acquired in and the core deposit intangibles associated with a business combination are considered critical accounting estimates.

Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting. Under this method, acquired assets and assumed liabilities are included with the acquirer’s accounts at their estimated fair value as of the date of acquisition, with any excess of purchase price over the fair value of the net tangible and intangible assets acquired recognized as goodwill. To the extent the fair value of identifiable net assets acquired exceeds the purchase price, a gain on acquisition is recognized. Acquisition-related costs are recognized as period expenses as incurred.

On March 27, 2023, FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities, of Silicon Valley Bridge Bank, N.A. (“SVBB”) from the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to the terms of a purchase and assumption agreement (the “SVBB Purchase Agreement”) by and among FCB, the FDIC and the FDIC, as receiver of SVBB (the “SVBB Acquisition”).

On January 3, 2022 (the “CIT Merger Date”), BancShares completed its merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “CIT Merger Agreement”).

Refer to Note 2 — Business Combinations for additional information.

Reportable Segments
As of December 31, 2022, BancShares reported its financial results in the following reportable segments: General Banking, Commercial Banking, Rail, and Corporate segments. During the first quarter of 2023, BancShares added the Silicon Valley Banking (“SVB”) reportable segment, which includes the assets acquired, liabilities assumed and related operations from the SVBB Acquisition.

ACCOUNTING POLICIES

Significant accounting policies are described in the 2022 Form 10-K. We have further described relevant updates to the significant accounting policies presented below.

Securities Purchased Under Agreement to Resell
Securities purchased under agreement to resell (“reverse repos”) are accounted for as collateralized financing transactions as the terms of purchase agreement do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income.

Assets Held for Sale
Assets held for sale (“AHFS”) primarily consists of commercial loans carried at the lower of the cost or fair value (“LOCOM”) and residential mortgage loans carried at fair value. AHFS also includes operating lease equipment held for sale carried at LOCOM.

Loans and Leases
BancShares extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, finance leases and operating leases. BancShares also extends credit through consumer loans, including residential mortgages and auto loans. Our loan classes are further described in Note 1 — Significant Accounting Policies and Basis of Presentation in the 2022 Form 10-K.

SVB Loan Classes
SVB loan classes were added to reflect the loans acquired in the SVBB Acquisition. The SVB loan classes are described below. There was no impact to our prior period disclosures.

Global Fund Banking – Global fund banking is the largest class of SVB loans and consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in funds managed by certain private equity and venture capital firms.

Investor Dependent – The investor dependent class includes loans made primarily to technology and life science/healthcare companies. These borrowers typically have modest or negative cash flows and rarely have an established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an initial public offering (“IPO”). The investor dependent loans are disaggregated into two classes:
•Early-Stage – These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million.
•Growth Stage – These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid stage, and companies with revenues in excess of $15 million are considered to be later stage.

Cash Flow Dependent and Innovation Commercial and Industrial (“C&I”) – Cash flow dependent and innovation C&I loans are made primarily to technology and life science/healthcare companies that are not investor dependent. Repayment of these loans is not dependent on additional equity financing, a successful sale or an IPO.
•Cash Flow Dependent – Cash flow dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, are larger in size and repayment is generally dependent upon the cash flows of the combined entities. Acquired companies are typically established, later-stage businesses of scale, and characterized by reasonable levels of leverage with loan structures that include meaningful financial covenants. The sponsor’s equity contribution is often 50 percent or more of the acquisition price.

•Innovation C&I – These include loans in innovation sectors such as technology and life science/healthcare industries. Innovation C&I loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Balance sheet dependent loans include asset-backed loans and are structured to require constant current asset coverage (e.g., cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Private Bank – Private banking includes loans to clients who are primarily private equity/venture capital professionals and executives in the innovation companies, as well as high net worth clients. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, personal capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products. In addition, we provide owner occupied commercial mortgages and real estate secured loans.

Commercial Real Estate (“CRE”) – CRE consists generally of acquisition financing loans for commercial properties such as office buildings, retail properties, apartment buildings and industrial/warehouse space.

Other – The remaining smaller acquired portfolios are aggregated into this category. These include other C&I, premium wine and other acquired portfolios.
•Other C&I loans include working capital and revolving lines of credit, as well as term loans for equipment and fixed assets. These loans are primarily to clients that are not in the technology and life sciences/healthcare industries. Additionally, other C&I loans contain commercial tax-exempt loans to not-for-profit private schools, colleges, public charter schools and other not-for-profit organizations.
•Premium wine loans are made to wine producers, vineyards and wine industry or hospitality businesses across the Western United States. A large portion of these loans are secured by real estate collateral such as vineyards and wineries.
▪Other acquired portfolios consist primarily of construction and land loans for financing new developments as well as financing for improvements to existing buildings. These also include community development loans made as part of our responsibilities under the Community Reinvestment Act of 1977, and a small amount of Paycheck Protection Program (“PPP”) loans, which are loans guaranteed by the SBA that were issued through the PPP.

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

Goodwill
BancShares applied the acquisition method of accounting for the SVBB Acquisition and CIT Merger. The fair value of the net assets acquired exceeded the purchase price for each transaction. Consequently, there was a gain on acquisition (and no goodwill) related to the SVBB Acquisition and the CIT Merger. Refer to further discussion in Note 2 — Business Combinations and Note 7 — Goodwill and Core Deposit Intangibles.

Derivative Assets and Liabilities

Foreign Exchange Contracts
SVB has foreign exchange forwards and swaps contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. These are structured as back-to-back contracts to mitigate the risk of fluctuations in currency rates. The foreign exchange forward contracts are with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments.

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, SVB often obtained rights that gave an option to purchase a position in a client company's stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. These were generally categorized as Level 3 on the fair value hierarchy due to lack of direct observable pricing and a general lack of liquidity due to the private nature of the associated underlying company. FCB did not acquire equity warrant assets in the SVBB Acquisition. FCB may obtain equity warrant assets for certain loans originated or funded after the SVBB Acquisition Date.

Newly Adopted Accounting Standards
BancShares adopted the following accounting standards as of January 1, 2023:
ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures- Issued March 2022 (“ASU 2022-02”)
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
The Modification Disclosures apply to the following modification types: principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination thereof. Creditors are required to disclose the following by loan class: (i) amounts and relative percentages of each modification type, (ii) the financial effect of each modification type, (iii) the performance of the loan in the 12 months following the modification and (iv) qualitative information discussing how the modifications factored into the determination of the ACL.
BancShares elected to apply the modified retrospective transition method for ACL recognition and measurement. The adoption of this ASU did not result in a cumulative effect adjustment to retained earnings. The Modification Disclosures and Gross Charge-off Vintage Disclosures are applied prospectively starting in the period of adoption and are presented in Note 4 — Loans and Leases.
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method - Issued March 2022
The amendments in this ASU allow entities to designate multiple hedged layers of a single closed portfolio and expands the scope of the portfolio layer method to include non-prepayable financial assets. The ASU provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method. In addition, upon adoption the update permits a one-time reclassification of certain debt securities from the held-to-maturity category to the available-for-sale category if the portfolio layer hedging method is applied to those securities. Upon adoption, we did not make any one-time reclassifications. Adoption of this ASU did not have a material impact on BancShares’ consolidated financial statements and disclosures as BancShares did not have any hedged portfolios.

NOTE 2 — BUSINESS COMBINATIONS

Silicon Valley Bridge Bank Acquisition
FCB completed the SVBB Acquisition on March 27, 2023 (the “SVBB Acquisition Date”) and acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of SVBB in an FDIC-assisted transaction. Pursuant to the terms of the SVBB Purchase Agreement, FCB acquired assets with an estimated total fair value of approximately $106.60 billion, primarily including $68.50 billion of loans and $35.28 billion of cash and interest-earning deposits at banks. FCB also assumed liabilities with an estimated total fair value of approximately $61.13 billion, primarily including $55.96 billion of customer deposits. The deposits were acquired without a premium and the assets were acquired at a discount of approximately $16.45 billion pursuant to the terms of the SVBB Purchase Agreement. Further details regarding the fair values of the acquired assets and assumed liabilities are provided in the “Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed” table below.

In connection with the SVBB Acquisition, FCB issued a five-year note of approximately $35 billion payable to the FDIC (the “Purchase Money Note”). The Purchase Money Note will be primarily secured by all loans (other than certain consumer loans and related collateral) and certain real estate and bank premises acquired by FCB from the FDIC, as well as certain other assets acquired, including specified rights under the SVBB Purchase Agreement and Shared-Loss Agreement (as defined below). The interest rate is 3.50% per annum. FCB may prepay the principal of the Purchase Money Note at any time, without premium or penalty, upon notice to the FDIC. The principal amount of the Purchase Money Note is based on the book value of net assets acquired less the asset discount of approximately $16.45 billion pursuant to the terms of the SVBB Purchase Agreement. The principal amount of the Purchase Money Note is subject to change upon Final Settlement (as defined and described below).

In addition, as part of the consideration for the SVBB Acquisition, BancShares issued a Cash Settled Value Appreciation Instrument to the FDIC (the “Value Appreciation Instrument”) in which FCB agreed to make a cash payment to the FDIC equal to the product of (i) 5 million and (ii) the excess amount by which the average volume weighted price of one share of BancShares’ Class A common stock, par value $1 (“Class A Common Stock”), over the two Nasdaq trading days immediately prior to the date on which the Value Appreciation Instrument is exercised exceeds $582.55; provided that the settlement amount does not exceed $500 million. The Value Appreciation Instrument was exercisable by the holder thereof, in whole or in part, from and including March 27, 2023 to April 14, 2023. The FDIC exercised its right under the Value Appreciation Instrument on March 28, 2023 and a $500 million payment was made on April 4, 2023.

FCB and the FDIC also entered into terms and conditions for a five-year, up to $70 billion line of credit to FCB (the “Credit Facility”) provided by the FDIC. During the two-year period following the SVBB Acquisition Date, FCB may draw on the Credit Facility to support liquidity, including for deposit withdrawal or runoff and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition (the “Acquired Unfunded Commitments”). The Credit Facility is secured by the commercial loans and other extensions of commercial credit acquired pursuant to the SVBB Acquisition, including Acquired Unfunded Commitments subsequently funded by FCB. Interest on outstanding principal will accrue at a variable rate equal to the Secured Overnight Financing Rate plus 25 basis points (but in no event less than 0.00%).

In connection with the SVBB Purchase Agreement, FCB also entered into a commercial shared loss agreement with the FDIC (the “Shared-Loss Agreement”). The Shared-Loss Agreement covers an estimated $60 billion of commercial loans (collectively, the “Covered Assets”). The FDIC will reimburse FCB for 0% of losses of up to $5 billion with respect to Covered Assets and 50% of losses in excess of $5 billion with respect to Covered Assets (“FDIC Loss Sharing”) and FCB will reimburse the FDIC for 50% of recoveries related to such Covered Assets (“FCB reimbursement”). The Shared-Loss Agreement provides for FDIC loss sharing for five years and FCB reimbursement for eight years. The Shared-Loss Agreement extends to loans funded after the SVBB Acquisition Date that were unfunded commitments to loans at the SVBB Acquisition Date for a period of one year after the SVBB Acquisition Date. If certain conditions are met pursuant to the Shared-Loss Agreement, FCB has agreed to pay to the FDIC, 45 days after March 31, 2031 (or, if earlier, the time of disposition of all acquired assets pursuant to the Shared-Loss Agreement), a true-up amount up to $1.5 billion calculated using a formula set forth in the Shared-Loss Agreement.

FCB and the FDIC are awaiting conclusion of the customary final settlement process to determine whether certain assets and liabilities of SVBB will remain with the FDIC or be acquired or assumed by FCB (“Final Settlement”). Final Settlement is expected to occur in the second quarter of 2023. Final Settlement primarily relates to: (i) FCB’s option to purchase SVBB branches, office buildings and certain other premises and equipment and (ii) certain subsidiaries of SVBB. These pending items are not reflected in the “Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed” table below.

BancShares has determined that the SVBB Acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on preliminary valuations as of March 27, 2023. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the SVBB Acquisition and other future events that are highly subjective in nature and may require adjustments.

We believe the preliminary fair value estimates of assets acquired and liabilities assumed provide a reasonable basis for determining the preliminary gain on acquisition. We continue to review information relating to events or circumstances existing at the SVBB Acquisition Date that could impact the preliminary fair value estimates. The preliminary gain on acquisition could change until management finalizes its fair value estimates for the acquired assets and assumed liabilities, up to one year from the SVBB Acquisition Date. As of March 31, 2023, fair value measurements of loans, core deposit intangibles, low-income housing tax credits, unfunded commitments, premises and equipment, and intangibles related to the Shared-Loss Agreement are preliminary as we identify and assess information regarding the nature of these assets and liabilities and review the associated valuation assumptions and methodologies. Further, as described above, whether certain assets and liabilities are acquired or assumed by FCB is subject to the conclusion of Final Settlement. The tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the SVBB Acquisition Date. As such, the amounts recorded for tax assets and liabilities are considered provisional as we continue to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed, as well as the tax impact on the preliminary gain on acquisition.

The following table provides the purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the SVBB Acquisition Date:

Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed

dollars in millions	Fair Value Purchase Price Allocation as of March 27, 2023
Purchase price consideration
Purchase Money Note (1)	$35,150
Value Appreciation Instrument	500
Purchase price consideration	$35,650
Assets
Cash and due from banks	1,347
Interest-earning deposits at banks	33,932
Investment securities	122
Loans and leases	68,503
Affordable housing tax credit investments	1,134
Core deposit intangibles	230
Other assets	1,332
Total assets acquired	$106,600
Liabilities
Deposits	55,959
Borrowings	10
Deferred tax liabilities	3,310
Other liabilities	1,847
Total liabilities assumed	$61,126
Fair value of net assets acquired	45,474
Preliminary gain on acquisition, after income taxes (2)	$9,824
Preliminary gain on acquisition, before income taxes (2)	$13,134
(1) The principal amount of the Purchase Money Note is the book value of net assets acquired of approximately $51.82 billion less the asset discount of $16.45 billion pursuant to the SVBB Purchase Agreement. The $35.15 billion above is net of a fair value discount of approximately $220 million.
(2) The difference between the preliminary gain on acquisition before and after taxes reflects the deferred tax liabilities recorded in the SVBB Acquisition, as presented above.

BancShares recorded a preliminary gain on acquisition of $9.82 billion in noninterest income, representing the excess of the fair value of net assets acquired over the purchase price. The following is a description of the methods used to determine the estimated fair values of the Purchase Money Note and significant assets acquired and liabilities assumed, as presented above.

Purchase Money Note
The fair value of the Purchase Money Note was estimated based on the income approach, which includes: (i) projecting cash flows over a certain discrete projection period and (ii) discounting those projected cash flows to present value at a rate of return that considers the relative risk of the cash flows and the time value of money.

Cash and interest-earning deposits at banks
For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value.

Investment Securities
Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Loans
Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, remaining term of loan, credit quality ratings or scores, amortization status and current discount rate. Loans with similar risk characteristics were pooled together and treated in aggregate when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and required rates of return for market participants to purchase similar assets, including adjustments for liquidity and credit quality when necessary.

BancShares’ accounting methods for acquired Non-PCD and PCD loans and leases are discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. The following table presents the UPB and fair value of the loans acquired by BancShares in the SVBB Acquisition. The UPB for PCD loans includes the PCD Gross-Up of $200 million as discussed further in Note 4 — Loans and Leases.

Loans Acquired

dollars in millions	Loans and Leases
	UPB	Fair Value
Non-PCD loans and leases	$68,742	$66,473
PCD loans and leases	2,529	2,030
Total loans and leases	$71,271	$68,503

Affordable housing tax credit investments
The fair values of the affordable housing tax credit investments were determined based on discounted cash flows. The cash flow projections considered tax credits and net cash flows from operating losses and tax depreciation. The discount rate was determined using observable market data points for similar investments.

Core deposit intangibles
The following table presents the intangible asset recorded related to the valuation of core deposits:

Intangible Asset

dollars in millions	Fair Value	Estimated Useful Life	Amortization Method
Core deposit intangibles	$230	8 years	Effective Yield
Certain core deposits were acquired as part of the SVBB Acquisition, which provide an additional source of funds for BancShares. The core deposit intangible represents the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the after-tax cost savings method under the income approach. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to further discussion in Note 7 — Goodwill and Core Deposit Intangibles.

Other assets and liabilities
The following table details other assets acquired:

Other Assets

dollars in millions	Fair Value
Accrued interest receivable	$412
Fair value of derivative financial instruments, net	197
Premises and equipment	286
Other	437
Total other assets	$1,332

The fair values of the derivative assets in the table above and derivative liabilities in the table below were valued using prices of financial instruments with similar characteristics and observable inputs. The fair value of accrued interest receivable and the remaining other assets was determined to approximate book value. Refer to further discussion in Note 12 — Derivative Financial Instruments and Note 14 — Fair Value.
Deposits
Acquired deposits were essentially all transactional deposits. Thus, we determined carrying amounts approximate fair value.

Deferred Tax liability
The SVBB Acquisition is an asset acquisition for tax purposes and is therefore considered a taxable transaction. The deferred tax liability (“DTL”) for the SVBB Acquisition was calculated by applying FCB’s deferred tax rate to the book and tax basis differences on the SVBB Acquisition Date for acquired assets and assumed liabilities. Deferred taxes were not recorded for the affordable housing tax credit investments in accordance with the proportional amortization method.

Other liabilities
The following table details other liabilities assumed:

dollars in millions	Fair Value
Fair value of derivative financial instruments, net	$333
Accrued interest payable	113
Commitments to fund tax credit investments	716
Other	685
Total other liabilities	$1,847

The fair value of the liability representing our commitment for future capital contributions to the affordable housing tax credit investments was determined based on discounted cash flows. Projected cash flows for future capital contributions were discounted at a rate that represented FCB’s cost of debt.

Shared-Loss Agreement Intangibles
Preliminary estimates indicate there is no material value to attribute to the loss indemnification asset or true-up liability. This is primarily based on evaluation of historical loss experience and the credit quality of the portfolio.

Unaudited Pro Forma Information - SVBB Acquisition
The amount of net interest income, noninterest income and net income of $65 million, $14 million and $35 million, respectively, attributable to the SVBB Acquisition were included in BancShares’ Consolidated Statement of Income for the three months ended March 31, 2023. SVBB’s net interest income, noninterest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

SVBB was only in operation from March 10 to March 27, 2023 and does not have historical financial information on which we could base pro forma information. Additionally, we did not acquire all assets or assume all liabilities of SVBB and an essential part of the SVBB Acquisition is the federal assistance governed by the SVBB Purchase Agreement and Shared-Loss Agreement, which is not reflected in the previous operations of SVBB. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the SVBB Acquisition in accordance with ASC 805-10-50-2.

CIT Group Inc.
BancShares completed the CIT Merger on January 3, 2022 (the “Merger Date”). Pursuant to the CIT Merger Agreement, each share of CIT common stock, par value $0.01 per share (“CIT Common Stock”), issued and outstanding, except for certain shares of CIT Common Stock owned by CIT or BancShares, was converted into the right to receive 0.062 shares of Class A Common Stock, plus cash in lieu of fractional shares of Class A Common Stock. The Parent Company issued approximately 6.1 million shares of Class A Common Stock in connection with the consummation of the CIT Merger.

The CIT Merger has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values based on the Merger Date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the merger and other future events that are highly subjective in nature and may require adjustments.

The following table provides the purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the Merger Date:

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

BancShares recorded a gain on acquisition of $431 million in noninterest income, representing the excess of the fair value of net assets acquired over the purchase price. The gain on acquisition was not taxable.

For a description of the fair value and unpaid principal balance of loans from the CIT Merger, as well as the methods used to determine the fair values of significant assets and liabilities, see Note 2 — Business Combinations in Item 8 of our 2022 Form 10-K.

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at March 31, 2023 and December 31, 2022.

Amortized Cost and Fair Value - Debt Securities

dollars in millions	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,091	$—	$(113)	$1,978
Government agency	152	—	(2)	150
Residential mortgage-backed securities	5,415	3	(570)	4,848
Commercial mortgage-backed securities	1,755	—	(170)	1,585
Corporate bonds(1)	542	—	(42)	500
Total investment securities available for sale(1)	$9,955	$3	$(897)	$9,061
Investment in marketable equity securities	$75	$14	$(4)	$85
Investment securities held to maturity
U.S. Treasury	$475	$—	$(42)	$433
Government agency	1,550	—	(163)	1,387
Residential mortgage-backed securities	4,511	2	(655)	3,858
Commercial mortgage-backed securities	3,547	1	(497)	3,051
Supranational securities	296	—	(34)	262
Other	2	—	—	2
Total investment securities held to maturity	$10,381	$3	$(1,391)	$8,993
Total investment securities(1)	$20,411	$20	$(2,292)	$18,139
(1) Balances presented net of allowance for credit losses of $4 million
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,035	$—	$(137)	$1,898
Government agency	164	—	(2)	162
Residential mortgage-backed securities	5,424	1	(630)	4,795
Commercial mortgage-backed securities	1,774	—	(170)	1,604
Corporate bonds	570	—	(34)	536
Total investment securities available for sale	$9,967	$1	$(973)	$8,995
Investment in marketable equity securities	$75	$21	$(1)	$95
Investment securities held to maturity
U.S. Treasury	$474	$—	$(50)	$424
Government agency	1,548	—	(186)	1,362
Residential mortgage-backed securities	4,605	—	(723)	3,882
Commercial mortgage-backed securities	3,355	—	(484)	2,871
Supranational securities	295	—	(41)	254
Other	2	—	—	2
Total investment securities held to maturity	$10,279	$—	$(1,484)	$8,795
Total investment securities	$20,321	$22	$(2,458)	$17,885

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

Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At March 31, 2023, accrued interest receivables for available for sale and held to maturity debt securities were $30 million and $17 million, respectively. At December 31, 2022, accrued interest receivables for available for sale and held to maturity debt securities were $33 million and $19 million, respectively. During the three months ended March 31, 2023 and 2022, there was no accrued interest that was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

dollars in millions	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$34	$33	$37	$37
After one through five years	2,120	2,004	2,068	1,928
After five through 10 years	463	427	483	455
After 10 years	16	14	17	14
Government agency	152	150	164	162
Residential mortgage-backed securities	5,415	4,848	5,424	4,795
Commercial mortgage-backed securities	1,755	1,585	1,774	1,604
Total investment securities available for sale(1)	$9,955	$9,061	$9,967	$8,995
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$51	$51	$51	$51
After one through five years	1,579	1,440	1,479	1,328
After five through 10 years	693	593	789	663
Residential mortgage-backed securities	4,511	3,858	4,605	3,882
Commercial mortgage-backed securities	3,547	3,051	3,355	2,871
Total investment securities held to maturity	$10,381	$8,993	$10,279	$8,795
(1) Balances as of March 31, 2023 are presented net of the allowance for credit losses of $4 million.
The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended March 31,
	2023	2022
Interest income - taxable investment securities	$106	$82
Dividend income - marketable equity securities	1	1
Interest on investment securities	$107	$83

The following table presents the gross realized losses on the sales of investment securities available for sale:

Realized Losses on Debt Securities Available For Sale

dollars in millions	Three Months Ended March 31,
	2023	2022
Gross realized gains on sales of investment securities available for sale	$—	$—
Gross realized losses on sales of investment securities available for sale	(14)	—
Net realized losses on sales of investment securities available for sale	$(14)	$—

The following table provides the fair value adjustment on marketable equity securities:

Fair Value Adjustment on Marketable Equity Securities

dollars in millions	Three Months Ended March 31,
	2023	2022
Fair value adjustment on marketable equity securities, net	$(9)	$3

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$28	$(1)	$1,889	$(112)	$1,917	$(113)
Government agency	75	(1)	75	(1)	150	(2)
Residential mortgage-backed securities	656	(26)	3,955	(544)	4,611	(570)
Commercial mortgage-backed securities	568	(13)	1,003	(157)	1,571	(170)
Corporate bonds(1)	360	(25)	140	(17)	500	(42)
Total(1)	$1,687	$(66)	$7,062	$(831)	$8,749	$(897)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$403	$(27)	$1,495	$(110)	$1,898	$(137)
Government agency	65	(1)	62	(1)	127	(2)
Residential mortgage-backed securities	1,698	(165)	3,001	(465)	4,699	(630)
Commercial mortgage-backed securities	836	(53)	752	(117)	1,588	(170)
Corporate bonds	499	(30)	37	(4)	536	(34)
Total	$3,501	$(276)	$5,347	$(697)	$8,848	$(973)
(1) Balances as of March 31, 2023 are presented net of the allowance for credit losses of $4 million.

As of March 31, 2023, there were 337 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 315 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 22 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of March 31, 2023, no ACL was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that one corporate bond had a credit-related loss of $4 million as of March 31, 2023, which is reflected in the provision for credit losses as further discussed in Note 5 — Allowance for Credit Losses.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities and Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities and Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of March 31, 2023, no ACL was required for held to maturity debt securities.

Investment securities having an aggregate carrying value of $4.16 billion at March 31, 2023, and $4.20 billion at December 31, 2022, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of March 31, 2023 or December 31, 2022.

There were no debt securities held to maturity on non-accrual status as of March 31, 2023 or December 31, 2022.

Certain investments held by BancShares were recorded in other assets. BancShares held FHLB stock of $393 million and $197 million at March 31, 2023 and December 31, 2022, respectively; these securities are recorded at cost. BancShares held $62 million and $58 million of nonmarketable securities without readily determinable fair values, which are measured at cost at March 31, 2023 and December 31, 2022, respectively. Investments in qualified affordable housing projects, all of which qualify for the proportional amortization method were $1.66 billion and $598 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment. As disclosed in Note 2 — Business Combinations, the following tables as of March 31, 2023 include loans acquired in the SVBB Acquisition.

Loans by Class

dollars in millions	March 31, 2023	December 31, 2022
Commercial
Commercial construction	$2,971	$2,804
Owner occupied commercial mortgage	14,456	14,473
Non-owner occupied commercial mortgage	10,292	9,902
Commercial and industrial	24,508	24,105
Leases	2,163	2,171
Total commercial	54,390	53,455
Consumer
Residential mortgage	13,727	13,309
Revolving mortgage	1,916	1,951
Consumer auto	1,452	1,414
Consumer other	632	652
Total consumer	17,727	17,326
SVB
Global fund banking	36,097	—
Investor dependent - early stage	1,994	—
Investor dependent - growth stage	4,418	—
Innovation C&I and cash flow dependent	9,193	—
Private Bank	9,476	—
CRE	2,444	—
Other	2,549	—
Total SVB	66,171	—
Total loans and leases	$138,288	$70,781

At March 31, 2023 and December 31, 2022, accrued interest receivable on loans included in other assets was $643 million and $203 million, respectively, and was excluded from the estimate of credit losses.

The following table presents selected components of the amortized cost of loans:

Components of Amortized Cost

dollars in millions	March 31, 2023	December 31, 2022
Deferred costs, including unamortized costs and unearned fees on non-PCD loans	$26	$34

Net unamortized discount on purchased loans
Non-PCD	$2,337	$73
PCD	337	45
Total net unamortized discount	$2,674	$118

The aging of the outstanding loans and leases, by class, at March 31, 2023 and December 31, 2022 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$9	$1	$—	$10	$2,961	$2,971
Owner occupied commercial mortgage	30	—	34	64	14,392	14,456
Non-owner occupied commercial mortgage	165	67	190	422	9,870	10,292
Commercial and industrial	158	30	61	249	24,259	24,508
Leases	55	13	14	82	2,081	2,163
Total commercial	417	111	299	827	53,563	54,390
Consumer
Residential mortgage	77	17	46	140	13,587	13,727
Revolving mortgage	10	3	8	21	1,895	1,916
Consumer auto	7	2	1	10	1,442	1,452
Consumer other	4	2	3	9	623	632
Total consumer	98	24	58	180	17,547	17,727
SVB
Global fund banking	37	—	—	37	36,060	36,097
Investor dependent - early stage	17	3	2	22	1,972	1,994
Investor dependent - growth stage	25	8	—	33	4,385	4,418
Innovation C&I and cash flow dependent	27	11	—	38	9,155	9,193
Private Bank	39	1	17	57	9,419	9,476
CRE	4	1	—	5	2,439	2,444
Other	10	—	4	14	2,535	2,549
Total SVB	159	24	23	206	65,965	66,171
Total loans and leases	$674	$159	$380	$1,213	$137,075	$138,288

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$50	$—	$1	$51	$2,753	$2,804
Owner occupied commercial mortgage	29	5	25	59	14,414	14,473
Non-owner occupied commercial mortgage	76	144	11	231	9,671	9,902
Commercial and industrial	173	26	53	252	23,853	24,105
Leases	59	17	16	92	2,079	2,171
Total commercial	387	192	106	685	52,770	53,455
Consumer
Residential mortgage	73	16	52	141	13,168	13,309
Revolving mortgage	9	3	8	20	1,931	1,951
Consumer auto	7	1	1	9	1,405	1,414
Consumer other	4	2	3	9	643	652
Total consumer	93	22	64	179	17,147	17,326
Total loans and leases	$480	$214	$170	$864	$69,917	$70,781

The amortized cost, by class, of loans and leases on non-accrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2023 and December 31, 2022 are presented below.

Loans on Non-Accrual Status (1) (2)

dollars in millions	March 31, 2023		December 31, 2022
	Non-Accrual Loans	Loans > 90 Days and Accruing	Non-Accrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$2	$—	$48	$—
Owner occupied commercial mortgage	46	8	41	2
Non-owner occupied commercial mortgage	219	114	228	—
Commercial and industrial	214	20	184	41
Leases	29	4	28	7
Total commercial	510	146	529	50
Consumer
Residential mortgage	71	8	75	10
Revolving mortgage	18	—	18	—
Consumer auto	4	—	4	—
Consumer other	1	3	1	3
Total consumer	94	11	98	13
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	56	—	—	—
Investor dependent - growth stage	60	—	—	—
Innovation C&I and cash flow dependent	78	—	—	—
Private Bank	27	—	—	—
CRE	2	—	—	—
Other	1	4	—	—
Total SVB	224	4	—	—
Total loans and leases	$828	$161	$627	$63
(1) Accrued interest that was reversed when the loan went to non-accrual status was $1 million for the three months ended March 31, 2023 and $4 million for the year ended December 31, 2022.
(2) Non-accrual loans for which there was no related ACL totaled $59 million at March 31, 2023 and $63 million at December 31, 2022.

Other real estate owned (“OREO”) and repossessed assets were $47 million as of March 31, 2023 and $47 million as of December 31, 2022.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2023 and December 31, 2022, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

The following tables summarize the commercial and SVB loans disaggregated by year of origination and by risk rating. The consumer loan delinquency status by year of origination is also presented below. The tables reflect the amortized cost of the loans and include PCD loans.

Commercial Loans - Risk Classifications by Class

March 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$187	$1,226	$772	$384	$119	$96	$60	$—	$2,844
Special Mention	—	4	—	48	40	—	—	—	92
Substandard	1	1	—	—	28	5	—	—	35
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	188	1,231	772	432	187	101	60	—	2,971
Owner occupied commercial mortgage
Pass	393	2,709	3,292	2,877	1,767	2,728	165	—	13,931
Special Mention	—	40	20	46	30	72	1	—	209
Substandard	5	22	47	52	29	154	6	—	315
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	398	2,771	3,359	2,975	1,826	2,955	172	—	14,456
Non-owner occupied commercial mortgage
Pass	612	2,500	1,666	1,772	1,202	1,456	49	—	9,257
Special Mention	—	—	—	79	130	81	—	—	290
Substandard	—	4	13	67	312	313	—	—	709
Doubtful	—	—	—	—	26	10	—	—	36
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	612	2,504	1,679	1,918	1,670	1,860	49	—	10,292
Commercial and industrial
Pass	3,482	5,434	3,890	1,863	1,342	1,529	5,125	28	22,693
Special Mention	52	84	120	93	47	54	100	—	550
Substandard	24	103	135	175	148	272	239	1	1,097
Doubtful	—	4	5	1	14	30	10	—	64
Ungraded	—	—	—	—	—	—	104	—	104
Total commercial and industrial	3,558	5,625	4,150	2,132	1,551	1,885	5,578	29	24,508
Leases
Pass	235	648	425	338	177	152	—	—	1,975
Special Mention	5	21	20	14	8	3	—	—	71
Substandard	5	35	28	23	10	6	—	—	107
Doubtful	—	3	3	2	1	1	—	—	10
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	245	707	476	377	196	162	—	—	2,163
Total commercial	$5,001	$12,838	$10,436	$7,834	$5,430	$6,963	$5,859	$29	$54,390

SVB - Risk Classifications by Class

March 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$78	$191	$134	$103	$44	$9	$35,453	$75	$36,087
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	10	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	78	191	134	103	44	9	35,463	75	36,097
Investor dependent - early stage
Pass	76	848	406	115	48	10	169	—	1,672
Special Mention	—	15	1	1	—	—	3	—	20
Substandard	—	61	89	38	8	2	47	—	245
Doubtful	—	27	20	4	2	—	4	—	57
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	76	951	516	158	58	12	223	—	1,994
Investor dependent - growth stage
Pass	206	1,372	1,137	512	145	186	314	5	3,877
Special Mention	—	8	15	17	—	—	—	—	40
Substandard	3	76	150	120	20	38	35	—	442
Doubtful	—	5	42	1	9	2	—	—	59
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	209	1,461	1,344	650	174	226	349	5	4,418
Innovation C&I and cash flow dependent
Pass	129	1,684	1,191	1,309	586	669	2,948	—	8,516
Special Mention	41	—	—	26	28	—	15	—	110
Substandard	—	37	133	117	7	34	160	—	488
Doubtful	—	—	2	61	—	—	16	—	79
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	170	1,721	1,326	1,513	621	703	3,139	—	9,193
Private bank
Pass	398	2,379	2,332	1,443	788	1,171	889	14	9,414
Special Mention	—	—	2	—	—	9	2	—	13
Substandard	—	—	13	1	3	20	2	—	39
Doubtful	—	—	—	—	1	9	—	—	10
Ungraded	—	—	—	—	—	—	—	—	—
Total private bank	398	2,379	2,347	1,444	792	1,209	893	14	9,476
CRE
Pass	53	516	260	194	195	889	98	5	2,210
Special Mention	—	3	10	—	3	27	—	—	43
Substandard	—	—	4	18	102	65	2	—	191
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total CRE	53	519	274	212	300	981	100	5	2,444
Other
Pass	43	419	416	356	163	625	364	64	2,450
Special Mention	—	—	2	11	—	11	2	—	26
Substandard	—	10	6	7	8	29	13	—	73
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total Other	43	429	424	374	171	665	379	64	2,549
Total SVB	$1,027	$7,651	$6,365	$4,454	$2,160	$3,805	$40,546	$163	$66,171

Consumer Loans - Delinquency Status by Class

March 31, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$726	$3,527	$3,681	$2,043	$774	$2,819	$17	$—	$13,587
30-59 days	—	5	9	6	2	55	—	—	77
60-89 days	—	—	2	2	1	12	—	—	17
90 days or greater	—	1	1	3	1	40	—	—	46
Total residential mortgage	726	3,533	3,693	2,054	778	2,926	17	—	13,727
Revolving mortgage
Current	—	—	—	—	—	—	1,803	92	1,895
30-59 days	—	—	—	—	—	—	7	3	10
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	5	3	8
Total revolving mortgage	—	—	—	—	—	—	1,816	100	1,916
Consumer auto
Current	165	565	360	193	95	64	—	—	1,442
30-59 days	—	2	2	1	1	1	—	—	7
60-89 days	—	1	1	—	—	—	—	—	2
90 days or greater	—	—	1	—	—	—	—	—	1
Total consumer auto	165	568	364	194	96	65	—	—	1,452
Consumer other
Current	30	142	73	12	5	20	341	—	623
30-59 days	—	1	—	—	—	1	2	—	4
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	30	143	73	12	5	22	347	—	632
Total consumer	$921	$4,244	$4,130	$2,260	$879	$3,013	$2,180	$100	$17,727

The following tables represent current credit quality indicators by origination year as of December 31, 2022:

Commercial Loans - Risk Classifications by Class

December 31, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$1,140	$759	$511	$157	$27	$75	$42	$—	$2,711
Special Mention	4	—	18	18	—	—	—	—	40
Substandard	2	—	—	43	—	5	—	—	50
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,146	759	529	221	27	80	42	—	2,804
Owner occupied commercial mortgage
Pass	2,773	3,328	2,966	1,825	1,048	1,867	177	—	13,984
Special Mention	33	14	32	33	18	49	2	—	181
Substandard	24	47	41	28	47	114	6	—	307
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,830	3,389	3,039	1,886	1,113	2,031	185	—	14,473
Non-owner occupied commercial mortgage
Pass	2,501	1,658	1,794	1,397	680	933	48	—	9,011
Special Mention	—	1	69	38	35	10	1	—	154
Substandard	3	11	68	324	58	236	—	—	700
Doubtful	—	—	—	17	—	20	—	—	37
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,504	1,670	1,931	1,776	773	1,199	49	—	9,902
Commercial and industrial
Pass	7,695	4,145	2,035	1,533	872	845	5,252	29	22,406
Special Mention	87	153	79	63	52	23	40	—	497
Substandard	106	117	194	132	166	145	200	1	1,061
Doubtful	1	4	3	11	6	16	7	—	48
Ungraded	—	—	—	—	—	—	93	—	93
Total commercial and industrial	7,889	4,419	2,311	1,739	1,096	1,029	5,592	30	24,105
Leases
Pass	718	466	389	216	80	108	—	—	1,977
Special Mention	21	22	17	9	4	—	—	—	73
Substandard	32	32	27	12	7	1	—	—	111
Doubtful	2	3	2	1	1	—	—	—	9
Ungraded	—	—	—	—	—	1	—	—	1
Total leases	773	523	435	238	92	110	—	—	2,171
Total commercial	$15,142	$10,760	$8,245	$5,860	$3,101	$4,449	$5,868	$30	$53,455

Consumer Loans - Delinquency Status by Class

December 31, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$3,485	$3,721	$2,097	$805	$413	$2,625	$22	$—	$13,168
30-59 days	3	7	6	5	3	49	—	—	73
60-89 days	1	1	2	—	1	11	—	—	16
90 days or greater	—	1	1	2	2	46	—	—	52
Total residential mortgage	3,489	3,730	2,106	812	419	2,731	22	—	13,309
Revolving mortgage
Current	—	—	—	—	—	—	1,839	92	1,931
30-59 days	—	—	—	—	—	—	5	4	9
60-89 days	—	—	—	—	—	—	2	1	3
90 days or greater	—	—	—	—	—	—	5	3	8
Total revolving mortgage	—	—	—	—	—	—	1,851	100	1,951
Consumer auto
Current	599	398	216	111	59	22	—	—	1,405
30-59 days	1	2	2	1	1	—	—	—	7
60-89 days	—	1	—	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	—	—	—	1
Total consumer auto	600	402	218	112	60	22	—	—	1,414
Consumer other
Current	160	82	13	6	2	19	361	—	643
30-59 days	—	—	—	—	—	1	3	—	4
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	160	82	13	6	2	22	367	—	652
Total consumer	$4,249	$4,214	$2,337	$930	$481	$2,775	$2,240	$100	$17,326

Gross Charge-offs

Gross Charge-off Vintage Disclosures by origination year and loan class are summarized in the following table for the three months ended March 31, 2023:

Gross Charge-offs

Three Months Ended March 31, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$—	$12	$—	$—	$12
Commercial and industrial	—	14	9	4	2	1	8	—	38
Leases	—	2	1	1	—	—	—	—	4
Total commercial	—	16	10	5	2	13	8	—	54
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer other	—	—	—	—	—	—	3	—	3
Total consumer	—	—	—	—	—	2	3	—	5
SVB
Total SVB	—	—	—	—	—	—	—	—	—
Total loans and leases	$—	$16	$10	$5	$2	$15	$11	$—	$59

Loan Modifications for Borrowers Experiencing Financial Difficulties
On January 1, 2023, we adopted ASU 2022-02 as further discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. The Modification Disclosures required by ASU 2022-02 are included below.

As part of BancShares’ ongoing credit risk management practices, BancShares attempts to work with borrowers when necessary to extend or modify loan terms to better align with borrowers current ability to repay. BancShares’ modifications granted to debtors experiencing financial difficulties typically take the form of term extensions, interest rate reductions, other-than-insignificant payment delays, principal forgiveness, or a combination thereof. Modifications are made in accordance with internal policies and guidelines to conform to regulatory guidance.

The following table presents loan modifications made to debtors experiencing financial difficulty, disaggregated by class and type of loan modification. The table also includes the weighted average term extensions, as well as the modification total relative to the total period-end amortized cost basis of loans in the respective loan class.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty (three months ended March 31, 2023)

dollars in millions	Term Extension(1)		Term Extension and Interest Rate Reduction			Term Extension and Other Than Insignificant Payment Delay			Total
	Amortized Cost	Weighted Average Term Extension (Months)	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Payment Delay (Months)	Amortized Cost	Total as a % of Loan and Lease Class
Commercial
Commercial construction	$1	9	$—	—	—%	$—	—	—	$1	0.02%
Owner occupied commercial mortgage	10	11	—	36	2.00%	—	—	—	10	0.07%
Non-owner occupied commercial mortgage	53	3	—	—	1.10%	—	—	—	53	0.51%
Commercial and industrial	12	6	6	3	1.17%	3	8	8	21	0.09%
Total commercial	76	5	6	4	1.19%	3	8	8	85	0.16%
Consumer
Residential mortgage	1	29	—	—	—%	—	—	—	1	0.01%
Total consumer	1	29	—	60	0.39%	—	—	—	1	0.01%
SVB
Investor dependent - growth stage	6	6	—	—	—%	—	—	—	6	0.14%
Total SVB	6	6	—	—	—%	—	—	—	6	0.01%
Total loans and leases	$83	5	$6	4	1.18%	$3	8	8	$92	0.07%
(1) Term extensions include loans where the balloon payment has been deferred to a later date or is amortizing over an extended period.

Borrowers experiencing financial difficulties are typically identified in our credit risk management process before loan modifications occur. An assessment of whether a borrower is experiencing financial difficulty is reassessed or performed on the date of a modification. Since the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Upon BancShares’ determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. There were no significant amounts of modified loans that subsequently defaulted during the first quarter of 2023.

The following table presents the amortized cost and performance of modified loans to borrowers experiencing financial difficulties in the three months ended March 31, 2023. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 days or greater Past Due	Total
Commercial
Commercial construction	$1	$—	$—	$—	$1
Owner occupied commercial mortgage	10	—	—	—	10
Non-owner occupied commercial mortgage	53	—	—	—	53
Commercial and industrial	21	—	—	—	21
Total commercial	85	—	—	—	85
Consumer
Residential mortgage	1	—	—	—	1
Total consumer	1	—	—	—	1
SVB
Investor dependent - growth stage	6	—	—	—	6
Total SVB	6	—	—	—	6
Total loans and leases	$92	$—	$—	$—	$92

At March 31, 2023, there were no significant commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified.

Prior Period Troubled Debt Restructuring
The following includes disclosures for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”) for historical periods prior to adoption of ASU 2022-02. In general, a modification or restructuring of a loan was considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty.

Concessions may have related to the contractual interest rate, maturity date, payment structure or other actions. The assessments of whether a borrower was experiencing (or is likely to experience) financial difficulty, and whether a concession had been granted, were subjective in nature and management’s judgment was required when determining whether a modification was classified as a TDR. Modified loans that met the definition of a TDR were subject to BancShares’ individually reviewed loans policy.

The following table presents amortized cost of TDRs:

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

The following table summarizes the loan restructurings during the three months ended March 31, 2022 that were designated as TDRs. BancShares defines payment default as movement of the TDR to non-accrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

Restructurings

dollars in millions (except for number of loans)	Three Months Ended March 31,
	2022
	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	2	$—
Loan term extension	35	20
Below market rates	20	2
Discharge from bankruptcy	24	2
Total	81	$24

There were $1.5 million of commitments to lend additional funds to borrowers whose loan terms that were modified in TDRs as of December 31, 2022.

After a loan is determined to be a TDR, BancShares continues to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the three months ended March 31, 2022, and were classified as TDRs during the applicable 12-month period preceding March 31, 2022 were as follows:

TDR Defaults

dollars in millions	Three Months Ended March 31,
2022
TDR Defaults	$2

Purchased loans and leases
The following table summarizes PCD loans and leases that BancShares acquired in the SVBB Acquisition.

PCD Loans and Leases - SVBB Acquisition

Total PCD from SVBB Acquisition
UPB	$2,529
Initial PCD ACL	(200)
Fair value discount, net of the PCD Gross-Up	(299)
Purchase price	$2,030
The recorded fair values of Non-PCD loans acquired in the SVBB Acquisition as of the acquisition date was $66.47 billion, resulting in a purchase accounting adjustment discount of $2.27 billion. BancShares’ accounting methods for acquired loans are discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. See Note 2 — Business Combinations for further discussion of the SVBB Acquisition.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of March 31, 2023 and December 31, 2022.

Loans Pledged

dollars in millions	March 31, 2023	December 31, 2022
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$14,662	$14,918
Less: Advances	8,500	4,250
Less: Letters of Credit	1,450	1,450
Available borrowing capacity	$4,712	$9,218
Pledged non-PCD loans (contractual balance)	$23,743	$23,491

FRB
Lendable collateral value of pledged non-PCD loans	$4,676	$4,203
Less: Advances	—	—
Available borrowing capacity	$4,676	$4,203
Pledged non-PCD loans (contractual balance)	$5,864	$5,697

In connection with the SVBB Acquisition, FCB and the FDIC entered into terms and conditions for a five-year, up to $70 billion line of credit to FCB provided by the FDIC and a Purchase Money Note, both of which are or will be primarily secured by all loans acquired and related commitments that subsequently were drawn and outstanding as of March 31, 2023. See Note 2 — Business Combinations for further discussion of the facility and note.

NOTE 5 — ALLOWANCE FOR CREDIT LOSSES

The ACL for loans and leases is reported in the allowance for credit losses on the Consolidated Balance Sheets, while the ACL for unfunded commitments is reported in other liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) unfunded commitments and (iii) investment securities available for sale is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The initial ACL for PCD loans and leases acquired in the SVBB Acquisition and the CIT Merger (the “Initial PCD ACL”) were established through a PCD Gross-Up and there were no corresponding increases to the provision for credit losses. The PCD Gross-Ups are discussed further in Note 1 — Significant Accounting Policies and Basis of Presentation. The initial ACL for Non-PCD loans and leases acquired in the SVBB Acquisition and the CIT Merger were established through corresponding increases to the provision for credit losses (the “day 2 provision for loans and leases”). The initial ACL for unfunded commitments acquired in the SVBB Acquisition and the CIT Merger were established through a corresponding increase to the provision for unfunded commitments (the “day 2 provision for unfunded commitments”).

The ACL activity for loans and leases, unfunded commitments and investment securities is summarized in the following tables.

ACL for Loans and Leases

dollars in millions	Three Months Ended March 31, 2023
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$789	$133	$—	$922
Initial PCD ACL	—	—	200	200
Day 2 provision for loans and leases	—	—	462	462
Provision for credit losses - loans and leases	58	13	—	71
Total provision for credit losses- loans and leases	58	13	462	533
Charge-offs	(55)	(7)	—	(62)
Recoveries	8	4	—	12
Balance at March 31, 2023	$800	$143	$662	$1,605

	Three Months Ended March 31, 2022
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$80	$98	$—	$178
Initial PCD ACL	270	14	—	284
Day 2 provision for loans and leases	432	22	—	454
Benefit for credit losses - loans and leases	(23)	(30)	—	(53)
Total provision (benefit) for credit losses- loans and leases	409	(8)	—	401
Charge-offs	(28)	(5)	—	(33)
Recoveries	12	6	—	18
Balance at March 31, 2022	$743	$105	$—	$848

ACL for Unfunded Commitments

dollars in millions	Three Months Ended March 31,
	2023	2022
Beginning balance	$106	$12
Day 2 provision for unfunded commitments	254	59
(Benefit) provision for unfunded commitments	(8)	4
Total provision for credit losses - unfunded commitments	246	63
Ending balance	$352	$75

ACL for Investment Securities

dollars in millions	Three Months Ended March 31,
	2023	2022
Beginning balance	$—	$—
Provision for credit losses - investment securities available for sale	4	—
Ending balance	$4	$—

NOTE 6 — LEASES

Lessee
BancShares leases primarily include administrative offices and bank locations. Substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our real estate leases have remaining lease terms of up to 16 years. Our lease terms may include options to extend or terminate the lease. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	March 31, 2023	December 31, 2022
ROU assets:
Operating leases	Other assets	$337	$345
Finance leases	Premises and equipment	7	7
Total ROU assets		$344	$352
Lease liabilities:
Operating leases	Other liabilities	$345	$352
Finance leases	Other borrowings	7	7
Total lease liabilities		$352	$359
Weighted-average remaining lease terms:
Operating leases		9.4 years	9.6 years
Finance leases		3.8 years	4.1 years
Weighted-average discount rate:
Operating leases		2.22%	2.19%
Finance leases		2.34%	2.34%

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended March 31,
	Classification	2023	2022
Lease cost
Operating lease cost(1)	Occupancy Expense	$13	$16
Finance lease cost
Amortization of leased assets	Equipment expense	—	1
Interest on lease liabilities	Interest expense - other borrowings	—	—
Variable lease cost	Occupancy Expense	4	3
Sublease income	Occupancy Expense	(1)	(1)
Net lease cost		$16	$19
(1) Includes short-term lease cost, which is not significant.

Variable lease cost includes common area maintenance, property taxes, utilities, and other operating expenses related to leased premises recognized in the period in which the expense was incurred. Certain of our lease agreements also include rental payments adjusted periodically for inflation. While lease liabilities are not remeasured because of these changes, these adjustments are treated as variable lease costs and recognized in the period in which the expense is incurred. Sublease income results from leasing excess building space that BancShares is no longer utilizing under operating leases, which have remaining lease terms of up to 13 years.
The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$14
ROU assets obtained in exchange for new operating lease liabilities	4	8

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended March 31,
	2023	2022
Lease income – Operating leases	$214	$195
Variable lease income – Operating leases(1)	19	13
Rental income on operating leases	233	208
Interest income - Sales type and direct financing leases	41	42
Variable lease income included in Other noninterest income(2)	15	11
Interest income - Leveraged leases	5	5
Total lease income	$294	$266
(1) Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes leased equipment property tax reimbursements due from customers of $4 million and $3 million for the three months ended March 31, 2023 and 2022, respectively and revenue related to insurance coverage on leased equipment of $10 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the SVBB Acquisition and the CIT Merger. The fair value of the net assets acquired exceeded the purchase prices for both acquisitions. Consequently, there was a gain on acquisition (and no goodwill) as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at March 31, 2023 and December 31, 2022 that relates to business combinations completed prior to the SVBB Acquisition and the CIT Merger. All of the goodwill relates to the General Banking reporting segment. There was no goodwill impairment during the three months ended March 31, 2023 or 2022.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles during the quarter ending March 31, 2023.

Core Deposit Intangibles

dollars in millions	2023
Balance, net of accumulated amortization at January 1	$140
Core deposit intangibles related to the SVBB Acquisition	230
Amortization for the period	(6)
Balance at March 31, net of accumulated amortization	$364

Core Deposit Intangible Accumulated Amortization

dollars in millions	March 31, 2023	December 31, 2022
Gross balance	$501	$271
Accumulated amortization	(137)	(131)
Balance, net of accumulated amortization	$364	$140

The following table summarizes the expected amortization expense as of March 31, 2023 in subsequent periods for core deposit intangibles.

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2023	$52
2024	63
2025	54
2026	46
2027	39
2028	34
Thereafter	76
Balance, net of accumulated amortization	$364

NOTE 8 — VARIABLE INTEREST ENTITIES

Variable Interest Entities
Described below are the results of BancShares’ assessment of its variable interests in order to determine its current status with regard to being the VIE primary beneficiary. Refer to Note 1 — Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs and investments in qualified housing projects.

Consolidated VIEs
At March 31, 2023 and December 31, 2022, there were no consolidated VIEs.

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

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of BancShares’ interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss. As disclosed in Note 2 — Business Combinations, the following tables as of March 31, 2023 include VIEs acquired in the SVBB Acquisition.

Unconsolidated VIEs Carrying Value

dollars in millions	March 31, 2023	December 31, 2022
Investment in qualified affordable housing projects	$1,662	$598
Other tax credit equity investments	5	5
Total tax credit equity investments	$1,667	$603
Other unconsolidated investments	166	159
Total assets (maximum loss exposure)(1)	$1,833	$762
Liabilities for commitments to tax credit investments(2)(3)	$991	$295
(1) Included in other assets. Balance presented net of purchase accounting adjustments of $273 million at March 31, 2023.
(2) Represents commitments to invest in qualified affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities.
(3) Balance presented net of purchase accounting adjustment of $70 million at March 31, 2023.

NOTE 9 — OTHER ASSETS

The below table reflects the impact of approximately $2.18 billion of miscellaneous assets acquired in conjunction with the SVBB Acquisition. These consisted primarily of affordable housing tax credit investments, accrued interest receivable, derivative assets, and other miscellaneous assets. Refer to Note 2 — Business Combinations for further discussion. The following table includes the components of other assets:

Other Assets

dollars in millions	March 31, 2023	December 31, 2022
Affordable housing tax credit and other unconsolidated investments (1)	$1,869	$762
Right of use assets for operating leases, net	337	345
Pension assets	359	343
Accrued interest receivable	772	329
Income tax receivable	284	275
Federal Home Loan Bank stock	393	197
Fair value of derivative financial instruments	547	159
Bank-owned life insurance	530	586
Counterparty receivables	171	98
Nonmarketable equity securities	62	58
Other real estate owned	46	47
Mortgage servicing assets	25	25
Other (2)	2,055	1,145
Total other assets	$7,450	$4,369
(1) Refer to Note 8 — Variable Interest Entities for additional information.
(2) The balances at March 31, 2023 and December 31, 2022 include $428 million and $607 million, respectively, in “Other” related to bank-owned life insurance policies that had terminated, but not cash-settled as further discussed in the 2022 Form 10-K.

NOTE 10 — DEPOSITS

The following table provides detail on deposit types. The deposit balances as of March 31, 2023 include those acquired in the SVBB Acquisition, as described in Note 2 — Business Combinations.

Deposit Types

dollars in millions	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$54,649	$24,922
Checking with interest	23,743	16,202
Money market	30,598	21,040
Savings	17,932	16,634
Time	13,128	10,610
Total deposits	$140,050	$89,408

At March 31, 2023, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended March 31,
2024	$9,199
2025	3,281
2026	437
2027	55
2028	31
Thereafter	125
Total time deposits	$13,128

Time deposits with a denomination of $250,000 or more were $3.74 billion and $2.22 billion at March 31, 2023 and December 31, 2022, respectively.

NOTE 11 — BORROWINGS

Short-term Borrowings

Short-term borrowings at March 31, 2023 and December 31, 2022 include:

dollars in millions	March 31, 2023	December 31, 2022
Securities sold under customer repurchase agreements	$509	$436
Notes payable to FHLB of Atlanta at overnight SOFR plus 0.28%.	500	1,750
Total short-term borrowings	$1,009	$2,186

Securities Sold under Agreements to Repurchase
BancShares held $509 million and $436 million at March 31, 2023 and December 31, 2022, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $545 million and $496 million at March 31, 2023 and December 31, 2022, respectively.

Long-term Borrowings
Long-term borrowings at March 31, 2023 and December 31, 2022 include:

Long-term Borrowings

dollars in millions	Maturity	March 31, 2023	December 31, 2022
Parent Company:
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	$350	$350
Junior subordinated debentures at 3-month LIBOR plus 2.25% (FCB/SC Capital Trust II)	June 2034	20	20
Junior subordinated debentures at 3-month LIBOR plus 1.75% (FCB/NC Capital Trust III)	June 2036	88	88
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 3.929%	June 2024	500	500
Senior unsecured fixed-to-floating rate notes at 2.969%	September 2025	315	315
Fixed senior unsecured notes at 6.00%	April 2036	51	51
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	400	400
Fixed-to-Fixed subordinated notes at 4.125%	November 2029	100	100
Junior subordinated debentures at 3-month LIBOR plus 2.80% (Macon Capital Trust I)	March 2034	14	14
Junior subordinated debentures at 3-month LIBOR plus 2.85% (SCB Capital Trust I)	April 2034	10	10
Secured:
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.24% to 0.48%.	Maturities through September 2025	8,000	2,500
Purchase Money Note to FDIC fixed at 3.50%(1)	March 2028	35,370	—
Other secured financings	Maturities through January 2024	—	18
Capital lease obligations	Maturities through June 2027	7	7
Unamortized issuance costs		(1)	(1)
Unamortized purchase accounting adjustments(2)		(139)	87
Total long-term borrowings		$45,085	$4,459
(1) Issued in connection with the SVBB Acquisition and will be secured by acquired loans. See below and Note 2 — Business Combinations for further information.
(2) At March 31, 2023 and December 31, 2022, unamortized purchase accounting adjustments were $65 million and $69 million, respectively, for subordinated debentures.

Pledged Assets
At March 31, 2023, BancShares had pledged $29.6 billion of loans to the FHLB and FRB.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. Pledged assets related to these financings totaled $23.7 billion at March 31, 2023. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition.

Under borrowing arrangements with the FRB of Richmond, BancShares has access to an additional $4.7 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2023 and December 31, 2022. Assets pledged to the FRB of Richmond totaled $5.9 billion at March 31, 2023.

In connection with the SVBB Acquisition, FCB and the FDIC entered into a Purchase Money Note, which is primarily secured by all loans acquired and related commitments that subsequently were drawn and outstanding as of March 31, 2023.

At March 31, 2023, BancShares had other unused credit lines allowing contingent access to borrowings of up to $100 million on an unsecured basis.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents notional amount and fair value of derivative financial instruments on a gross basis. At March 31, 2023, and December 31, 2022 BancShares’ derivatives are not designated as hedging instruments.

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	March 31, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	$23,557	$285	$(535)	$18,173	$158	$(482)
Foreign exchange contracts	18,419	262	(255)	125	1	(4)
Other contracts(2)	713	—	(1)	507	—	—
Total derivatives not designated as hedging instruments	$42,689	547	(791)	$18,805	159	(486)
Gross derivatives fair values presented in the Consolidated Balance Sheets		547	(791)		159	(486)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in the Consolidated Balance Sheets		547	(791)		159	(486)
Less: Amounts subject to master netting agreements(4)		(179)	179		(13)	13
Less: Cash collateral pledged(received) subject to master netting agreements(5)		(255)	16		(124)	—
Total net derivative fair value		$113	$(596)		$22	$(473)
(1) Fair value balances include accrued interest.
(2) Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3) BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $324 million and $24 million, respectively, at March 31, 2023, and $376 million and $19 million, respectively at December 31, 2022.
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

Non-Qualifying Hedges
The following table presents gains of non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains on Non-Qualifying Hedges

dollars in millions		Three Months Ended March 31,
	Amounts Recognized	2023	2022
Interest rate contracts	Other noninterest income	$21	$4
Foreign currency forward contracts	Other noninterest income	(2)	—
Total non-qualifying hedges - income statement impact		$19	$4

NOTE 13 —OTHER LIABILITIES

We assumed approximately $1.85 billion of other liabilities in conjunction with the SVBB Acquisition, comprised of commitments to fund tax credit investments, derivative liabilities, accrued interest payable and other miscellaneous liabilities. In addition, we recorded $3.31 billion of deferred tax liabilities, primarily related to the purchase of the acquired assets. Refer to Note 2 — Business Combinations for further discussion. The following table presents the components of other liabilities:

Other Liabilities

dollars in millions	March 31, 2023	December 31, 2022
Fair value of derivative financial instruments	$791	$486
Lease liabilities	345	352
Accrued expenses and accounts payable	476	275
Commitments to fund tax credit investments	991	295
Deferred taxes	3,551	286
ACL for unfunded commitments	352	106
Incentive plan liabilities	156	267
Accrued interest payable	150	57
Other (1)	1,360	464
Total other liabilities	$8,172	$2,588
(1) The balance at March 31, 2023 includes $500 million payable to the FDIC for the Value Appreciation Instrument discussed further in Note 2 — Business Combinations.

NOTE 14 — FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes BancShares’ assets and liabilities measured at estimated fair value on a recurring basis:

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,978	$—	$1,978	$—
Government agency	150	—	150	—
Residential mortgage-backed securities	4,848	—	4,848	—
Commercial mortgage-backed securities	1,585	—	1,585	—
Corporate bonds	500	—	340	160
Total investment securities available for sale	$9,061	$—	$8,901	$160
Marketable equity securities	85	29	56	—
Loans held for sale	9	—	9	—
Derivative assets(1)
Interest rate contracts — non-qualifying hedges	$285	$—	$284	$1
Foreign exchange contracts — non-qualifying hedges	262	—	262	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total derivative assets	$547	$—	$546	$1
Liabilities
Derivative liabilities(1)
Interest rate contracts — non-qualifying hedges	$535	$—	$535	$—
Foreign exchange contracts — non-qualifying hedges	255	—	255	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total derivative liabilities	$791	$—	$790	$1

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,898	$—	$1,898	$—
Government agency	162	—	162	—
Residential mortgage-backed securities	4,795	—	4,795	—
Commercial mortgage-backed securities	1,604	—	1,604	—
Corporate bonds	536	—	362	174
Total investment securities available for sale	$8,995	$—	$8,821	$174
Marketable equity securities	95	32	63	—
Loans held for sale	4	—	4	—
Derivative assets(1)
Interest rate contracts — non-qualifying hedges	$158	$—	$158	$—
Foreign exchange contracts — non-qualifying hedges	1	—	1	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total derivative assets	$159	$—	$159	$—
Liabilities
Derivative liabilities(1)
Interest rate contracts — non-qualifying hedges	$482	$—	$482	$—
Foreign exchange contracts — non-qualifying hedges	4	—	4	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total derivative liabilities	$486	$—	$486	$—
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

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 12 — Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
March 31, 2023
Assets
Corporate bonds	$160	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2022
Assets
Corporate bonds	$174	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$174	$—	$—	$207	$—	$—
Purchases	—	—	—	—	—	1
Changes in FV included in earnings	—	1	—	—	1	—
Changes in FV included in comprehensive income	(5)	—	—	(7)	—	—
Transfers in	—	—	1	—	—	—
Transfers out	—	—	—	(14)	—	—
Maturity and settlements	(9)	—	—	—	—	—
Ending balance	$160	$1	$1	$186	$1	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential real estate loans originated for sale measured at fair value as of March 31, 2023 and December 31, 2022:

Aggregate Fair Value and UPB - Residential Real Estate Loans

dollars in millions	March 31, 2023
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$9	$9	$—

	December 31, 2022
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$4	$4	$—

BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included $0 million and a loss of $3 million for the three months ended March 31, 2023 and 2022, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on non-accrual status as of March 31, 2023 or December 31, 2022.

Assets Measured at Estimated Fair Value on a Non-recurring Basis
Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of LOCOM or other impairment accounting. The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses have been recorded in the periods. The gains and losses reflect amounts recorded for the respective periods, regardless of whether the asset is still held at period end. Gains and losses related to assets held for sale and OREO for the three months ended March 31, 2023 were not significant.

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2023
Assets held for sale - loans	$9	$—	$—	$9	$—
Loans - collateral dependent loans	87	—	—	87	(15)
Other real estate owned	36	—	—	36	—
Total	$132	$—	$—	$132	$(15)
December 31, 2022
Assets held for sale - loans	$23	$—	$—	$23	$(1)
Loans - collateral dependent loans	149	—	—	149	(24)
Other real estate owned	43	—	—	43	14
Mortgage servicing rights	—	—	—	—	1
Total	$215	$—	$—	$215	$(10)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 11%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At March 31, 2023 and December 31, 2022, the weighted average discount applied was 8.48% and 9.31%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

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

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	March 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$1,598	$1,598	$—	$—	$1,598
Interest earning deposits at banks	38,522	38,522	—	—	38,522
Investment in marketable equity securities	85	29	56	—	85
Investment securities available for sale	9,061	—	8,901	160	9,061
Investment securities held to maturity	10,381	—	8,993	—	8,993
Loans held for sale	90	—	9	81	90
Net loans	134,556	—	1,576	130,572	132,148
Accrued interest receivable	772	—	772	—	772
Federal Home Loan Bank stock	393	—	393	—	393
Mortgage and other servicing rights	25	—	—	45	45
Derivative assets	547	—	546	1	547
Financial Liabilities
Deposits with no stated maturity	126,922	—	126,922	—	126,922
Time deposits	13,128	—	13,055	—	13,055
Credit balances of factoring clients	1,126	—	—	1,126	1,126
Securities sold under customer repurchase agreements	509	—	509	—	509
Other short-term borrowings	500	—	500	—	500
Long-term borrowings	45,078	—	45,048	—	45,048
Accrued interest payable	150	—	150	—	150
Derivative liabilities	791	—	790	1	791

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$518	$518	$—	$—	$518
Interest earning deposits at banks	5,025	5,025	—	—	5,025
Investment in marketable equity securities	95	32	63	—	95
Investment securities available for sale	8,995	—	8,821	174	8,995
Investment securities held to maturity	10,279	—	8,795	—	8,795
Loans held for sale	52	—	4	45	49
Net loans	67,720	—	1,679	62,633	64,312
Accrued interest receivable	329	—	329	—	329
Federal Home Loan Bank stock	197	—	197	—	197
Mortgage and other servicing rights	25	—	—	47	47
Derivative assets	159	—	159	—	159
Financial Liabilities
Deposits with no stated maturity	78,798	—	78,798	—	78,798
Time deposits	10,610	—	10,504	—	10,504
Credit balances of factoring clients	995	—	—	995	995
Securities sold under customer repurchase agreements	436	—	436	—	436
Other short-term borrowings	1,750	—	1,750	—	1,750
Long-term borrowings	4,452	—	4,312	18	4,330
Accrued interest payable	57	—	57	—	57
Derivative liabilities	486	—	486	—	486

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

Short-term borrowed funds. Includes repurchase agreements and certain other short-term borrowings. The fair value approximates carrying value and are classified as Level 2.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2023 and December 31, 2022. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 15 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	Outstanding
	Class A	Class B
Common stock - December 31, 2022	13,501,017	1,005,185
Restricted stock units vested, net of shares held to cover taxes	13,791	—
Common stock - March 31, 2023	13,514,808	1,005,185

Common Stock
The Parent Company has Class A Common Stock and Class B common stock (“Class B Common Stock”). Class A Common Stock have one vote per share, while shares of Class B Common Stock have 16 votes per share.

Non-Cumulative Perpetual Preferred Stock
The following table summarizes BancShares’ non-cumulative perpetual preferred stock.

Preferred Stock

dollars in millions, except per share and par value data
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Authorized Shares	Liquidation Preference Per Share	Total Liquidation Preference	Dividend	Dividend Payment Dates
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	345	5.375%	Quarterly in arrears on March 15, June 15, September 15, and December 15
Series B	January 3, 2022	January 4, 2027	$0.01	325,000	$1,000	325	LIBOR + 3.792%
Series C	January 3, 2022	January 4, 2027	$0.01	8,000,000	$25	200	5.625%

For further description of BancShares’ non-cumulative perpetual preferred stock, refer to Note 17 — Stockholders’ Equity in Item 8 of our 2022 Form 10-K.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of Accumulated Other Comprehensive (Loss) Income (“AOCI”):

Components of Accumulated Other Comprehensive Income (Loss)

dollars in millions	March 31, 2023			December 31, 2022
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Unrealized loss on securities available for sale	$(894)	$213	$(681)	$(972)	$233	$(739)
Unrealized loss on securities available for sale transferred to securities held to maturity	(8)	2	(6)	(8)	2	(6)
Defined benefit pension items	23	(5)	18	13	(3)	10
Total accumulated other comprehensive loss	$(879)	$210	$(669)	$(967)	$232	$(735)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized loss on securities available for sale transferred to securities held to maturity	Net change in Defined Benefit Pension Items	Total AOCI
Balance as of December 31, 2022	$(739)	$(6)	$10	$(735)
AOCI activity before reclassifications	45	—	8	53
Amounts reclassified from AOCI	13	—	—	13
Other comprehensive income for the period	58	—	8	66
Balance as of March 31, 2023	$(681)	$(6)	$18	$(669)

Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(318)	—	—	(318)
Amounts reclassified from AOCI	—	1	2	3
Other comprehensive (loss) income for the period	(318)	1	2	(315)
Balance as of March 31, 2022	$(327)	$(6)	$28	$(305)

Other Comprehensive Income
The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended March 31,
	2023			2022
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Items
Defined benefit pension items
Actuarial (loss) gain	$10	$(2)	$8	$—	$—	$—
Amounts reclassified from AOCI	—	—	—	3	(1)	2	Other noninterest expense
Other comprehensive (loss) income for defined benefit pension items	$10	$(2)	$8	$3	$(1)	$2

Unrealized loss on securities available for sale transferred to securities held to maturity
Amounts reclassified from AOCI	$—	$—	$—	$—	$—	$—
Reclassifications out of AOCI	—	—	—	1	—	1	Interest on investment securities
Other comprehensive income (loss) on securities available for sale transferred to securities held to maturity	$—	$—	$—	$1	$—	$1

Unrealized loss on securities available for sale
AOCI activity before reclassification	$60	$(15)	$45	$(419)	$101	$(318)
Reclassifications out of AOCI	18	(5)	13	—	—	—	$14 realized loss on sales of investment securities available for sale, net; $4 provision for credit losses
Other comprehensive loss on securities available for sale	$78	$(20)	$58	$(419)	$101	$(318)
Total other comprehensive loss	$88	$(22)	$66	$(415)	$100	$(315)

NOTE 17 — REGULATORY CAPITAL

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

Federal banking agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening previous capital requirements for banking organizations. Basel III became effective for BancShares on January 1, 2015 and the associated capital conservation buffers of 2.50% were fully phased in by January 1, 2019.

The following table includes the Basel III requirements for regulatory capital ratios.

	Basel III Minimums	Basel III Conservation Buffers	Basel III Requirements
Regulatory capital ratios
Total risk-based capital	8.00%	2.50%	10.50%
Tier 1 risk-based capital	6.00	2.50	8.50
Common equity Tier 1	4.50	2.50	7.00
Tier 1 leverage	4.00	—	4.00

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of March 31, 2023 and December 31, 2022 as summarized in the following table.

dollars in millions			March 31, 2023		December 31, 2022
	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$21,764	14.86%	$11,799	13.18%
Tier 1 risk-based capital	8.50	8.00	19,225	13.13	9,902	11.06
Common equity Tier 1	7.00	6.50	18,344	12.53	9,021	10.08
Tier 1 leverage	4.00	5.00	19,225	16.72	9,902	8.99
FCB
Total risk-based capital	10.50%	10.00%	$21,578	14.74%	$11,627	12.99%
Tier 1 risk-based capital	8.50	8.00	19,495	13.32	10,186	11.38
Common equity Tier 1	7.00	6.50	19,495	13.32	10,186	11.38
Tier 1 leverage	4.00	5.00	19,495	16.97	10,186	9.25

At March 31, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 6.86% and 6.74%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2022, BancShares and FCB had risk-based capital ratio conservation buffers of 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of March 31, 2023 and December 31, 2022 over the Basel III minimum for the ratio that is the binding constraint.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 15 — Stockholders’ Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $6.94 billion while continuing to meet the requirements for well-capitalized banks at March 31, 2023. Dividends declared by FCB and paid to the Parent Company amounted to $52 million for the three months ended March 31, 2023. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 18 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended March 31,
	2023	2022
Net income	$9,518	$271
Preferred stock dividends	14	7
Net income available to common stockholders	$9,504	$264
Weighted average common shares outstanding
Basic shares outstanding	14,526,693	15,779,153
Stock-based awards	13,016	—
Diluted shares outstanding	14,539,709	15,779,153
Earnings per common share
Basic	$654.22	$16.70
Diluted	$653.64	$16.70

NOTE 19 — INCOME TAXES

BancShares’ global effective income tax rate was (0.5)% and (20.4)% for the three months ended March 31, 2023 and 2022, respectively. The increase in the income tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the bargain purchase gain relating to the SVBB Acquisition.

The quarterly income tax expense is based on a projection of BancShares’ annual effective tax rate (“ETR”). This annual ETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The ETR each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end 2023 ETR due to the changes in these factors.

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

Net Operating Loss Carryforwards and Valuation Adjustments
As a result of the SVBB Acquisition, BancShares’ net deferred tax liabilities increased by approximately $3.31 billion, primarily related to acquired loans and other assets.

BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, adjustments to the valuation allowance adjustments may be required.

NOTE 20 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

dollars in millions	Three Months Ended March 31,
	2023	2022
Service cost	$2	$3
Interest cost	15	11
Expected return on assets	(21)	(22)
Amortization of prior service cost	—	—
Amortization of net actuarial loss	—	3
Net periodic benefit	$(4)	$(5)

NOTE 21 — BUSINESS SEGMENT INFORMATION

BancShares’ segments include General Banking, Commercial Banking, a new segment Silicon Valley Banking that includes the operating results for the SVBB Acquisition, as well as Rail and Corporate. Each of the segments are described below.

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
Commercial Banking
Commercial Banking provides a range of lending, leasing, capital markets, asset management and other financial and advisory services primarily to small and middle market companies in a wide range of industries. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. Commercial Banking provides senior secured loans to developers and other commercial real estate professionals, and also provides small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process. Commercial Banking also provides factoring, receivable management, and secured financing to businesses that operate in various industries.
Revenue is primarily generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities.
Silicon Valley Banking
Silicon Valley Banking offers products and services to commercial clients in key innovation markets, such as healthcare and technology industries, as well as private equity and venture capital firms. The segment provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance and other services. In addition, the segment offers private banking and wealth management and provides a range of personal financial solutions for consumers. Private banking and wealth management clients consist of private equity/venture capital professionals and executive leaders of the innovation companies they support and premium wine clients. The segment offers a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, capital call lines of credit, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services.
Revenue is primarily generated from interest earned on loans, and fees and other revenue from lending activities and banking services.

Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, bank accounts, sweep accounts and positive pay services. Services are provided through online and mobile banking platforms, as well as branch locations.
Rail
Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement, tank cars for energy products and chemicals, gondolas for coal, steel coil and mill service products, open hopper cars for coal and aggregates, boxcars for paper and auto parts, and center beams and flat cars for lumber. Revenue is primarily from operating lease income.

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment, inclusive of similar items related to Silicon Valley Banking. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), acquisition-related costs, as well as certain unallocated costs and intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as the Initial Non-PCD Provision for loans and leases and unfunded commitments and gain on acquisition.

Segment Net Income (Loss) and Select Period End Balances

The following table presents the condensed income statement by segment:

dollars in millions	Three Months Ended March 31, 2023
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$560	$240	$65	$(28)	$13	$850
Provision for credit losses	14	49	—	—	720	783
Net interest income (expense) after provision for credit losses	546	191	65	(28)	(707)	67
Noninterest income	116	143	14	177	9,809	10,259
Noninterest expense	395	211	33	120	96	855
Income before income taxes	267	123	46	29	9,006	9,471
Income tax expense (benefit)	65	29	11	7	(159)	(47)
Net income	$202	$94	$35	$22	$9,165	$9,518
Select Period End Balances
Loans and leases	$43,353	$28,684	$66,171	$80	$—	$138,288
Deposits	85,982	3,045	49,259	14	1,750	140,050
Operating lease equipment, net	—	719	—	7,612	—	8,331

	Three Months Ended March 31, 2022
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$437	$207	$—	$(19)	$24	$649
(Benefit) provision for credit losses	(15)	(34)	—	—	513	464
Net interest income (expense) after benefit for credit losses	452	241	—	(19)	(489)	185
Noninterest income	123	112	—	162	453	850
Noninterest expense	409	191	—	100	110	810
Income (loss) before income taxes	166	162	—	43	(146)	225
Income tax expense (benefit)	40	41	—	11	(138)	(46)
Net income (loss)	$126	$121	$—	$32	$(8)	$271
Select Period End Balances
Loans and leases	$38,528	$26,922	$—	$67	$7	$65,524
Deposits	85,458	4,698	—	13	1,428	91,597
Operating lease equipment, net	—	721	—	7,251	—	7,972

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit. The below balances for March 31, 2023 include balances related to the SVBB Acquisition. The balances acquired are included in Financing Commitments and Letters of Credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	March 31, 2023	December 31, 2022
Financing Commitments
Financing assets (excluding leases)	$74,507	$23,452
Letters of Credit
Standby letters of credit	3,928	436
Other letters of credit	111	44
Deferred Purchase Agreements	1,707	2,039
Purchase and Funding Commitments(1)	869	941
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At March 31, 2023 and December 31, 2022, substantially all undrawn financing commitments were senior facilities. The undrawn and available financing commitments are primarily in the Silicon Valley Banking and Commercial Banking segments. Financing commitments also include approximately $74 million and $66 million at March 31, 2023 and December 31, 2022, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements (“DPA”)
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $170 million and $186 million at March 31, 2023 and December 31, 2022, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $1.60 billion and $1.90 billion of DPA exposures at March 31, 2023 and December 31, 2022, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $110 million and $138 million available under DPA credit line agreements provided at March 31, 2023 and December 31, 2022, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

Litigation and other Contingencies
The Parent Company and certain of its subsidiaries have been named as a defendant in legal actions arising from its normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed.

BancShares is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. These matters arise in connection with the ordinary conduct of BancShares’ business. At any given time, BancShares may also be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters (all of the foregoing collectively being referred to as “Litigation”). While most Litigation relates to individual claims, BancShares may be subject to putative class action claims and similar broader claims and indemnification obligations.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2023. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

This MD&A is expected to provide our investors with a view of our financial condition and results of operations from our management’s perspective. This MD&A should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q, along with our consolidated financial statements and related MD&A of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Throughout this MD&A, references to a specific “Note” refer to Notes to the unaudited Consolidated Financial Statements.

Intercompany accounts and transactions have been eliminated. Although certain amounts for the prior year have been reclassified to conform to statement presentations for 2023, the reclassifications had no effect on stockholders’ equity or net income as previously reported. Refer to further detail in Note 1 — Significant Accounting Policies and Basis of Presentation.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of BancShares. See the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

On March 27, 2023, FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities, of Silicon Valley Bridge Bank, N.A. (“SVBB”) from the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to the terms of a purchase and assumption agreement (the “SVBB Purchase Agreement”) by and among FCB, the FDIC, and the FDIC, as receiver of SVBB (the “SVBB Acquisition”). The SVBB Acquisition is briefly described below and further discussed in Note 2 — Business Combinations.

In conjunction with the SVBB Acquisition, we added a new business segment, Silicon Valley Banking (“SVB”), as further discussed below. BancShares’ financial data for periods prior to the SVBB Acquisition (i.e., periods in 2022) does not include SVB, and therefore may not be directly comparable to financial data for periods in 2023.

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company ("BHC") and Financial Holding Company (“FHC”). The Parent Company is regulated by the Board of Governors of the Federal Reserve System under the U.S. Bank Holding Company Act of 1956, as amended. The Parent Company is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (the “NCCOB”). BancShares conducts its banking operations through its wholly-owned subsidiary, FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the FDIC.

BancShares provides financial services for a wide range of consumer and commercial clients. This includes retail and mortgage banking, wealth management, commercial and middle market banking, factoring, and leasing. BancShares provides commercial factoring, receivables management and secured financing services to businesses (generally manufacturers or importers of goods) that operate in various industries, including apparel, textile, furniture, home furnishings, and consumer electronics.

In addition, BancShares owns a fleet of railcars and locomotives that are leased to railroads and shippers. We also provide various investment products and services through FCB’s wholly owned subsidiaries, First Citizens Investor Services, Inc. (“FCIS”) and First Citizens Asset Management, Inc. (“FCAM”). As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, discount brokerage services and third-party mutual funds. As registered investment advisors, FCIS and FCAM provide investment management services and advice. BancShares delivers products and services to its customers through an extensive branch network and additionally operates a nationwide direct bank (the “Direct Bank”). Services offered at most branches include accepting deposits, cashing checks and providing for consumer and commercial cash needs. Consumer and business customers may also conduct banking transactions through various digital channels.

The recently completed SVBB Acquisition adds a global fund banking business to serve private equity and venture capital clients and also compliments BancShares’ existing wealth management business by adding enhanced digital capabilities. The SVBB Acquisition further diversifies our loan portfolio and business mix, particularly across technology and life sciences and healthcare industries, and wealth clients.

Refer to our 2022 Form 10-K for a discussion of our strategy.

Significant Events in 2023
SVBB Acquisition
As discussed in Note 2 — Business Combinations, the SVBB Acquisition closed on March 27, 2023 (the “SVBB Acquisition Date”).

Significant items related to the SVBB Acquisition are as follows:
•The fair value of total assets acquired was $106.60 billion, which mainly consists of approximately $68.50 billion of loans and $35.28 billion of cash and interest-earning deposits at banks.
•The fair value of deposits assumed was $55.96 billion.
•FCB recorded a preliminary gain on acquisition of $9.82 billion (net of tax), representing the excess of the net assets acquired over the purchase price, and recorded a $230 million core deposit intangible.

Segment Updates
As of December 31, 2022, BancShares managed its business and reported its financial results as General Banking, Commercial Banking, Rail, and Corporate segments. In conjunction with the SVBB Acquisition, BancShares added a new business segment, SVB. Prior periods were not impacted by this update. Information about our segments is included in Note 21 — Business Segment Information and in the section entitled “Results by Business Segment” in this MD&A.

Recent Economic and Industry Developments
The Federal Reserve’s Federal Open Market Committee (“FOMC”) continued to raise its target for the federal funds rate in an effort to combat inflation. The FOMC raised interest rates at its January, March and May meetings by 25 basis points each. With these latest increases, the FOMC raised their benchmark federal funds rate to a range between 5.00% - 5.25%.

The FOMC stands ready in its efforts to control inflation and said it will monitor economic and financial-market developments and the effects of their earlier rate increases in determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time. The FOMC’s efforts to control inflation has increased concerns over the possibility of a recession within the next twelve months. In addition, geopolitical events are likely to maintain upward pressure on inflation and weigh on economic activity. The timing and impact of inflation, continued volatility in the stock market, rising interest rates, and possible recession will depend on future developments, which are highly uncertain and difficult to predict.

In recent months, the banking industry has experienced increased volatility due to the failure of multiple high-profile banking institutions. These failures have increased industry concerns related to liquidity, deposit outflows, uninsured deposit concentrations, and unrealized losses on securities. Due to the recent uncertainty and related bank failures, there has been ongoing discussions that banking agencies may propose certain actions, including reforms that will require higher capital and increased requirements to issue long term debt, as well as special assessments to repay losses to the FDIC’s Deposit Insurance Fund. The impact of these potential actions, and any others, is unknown at this time.

Refer to the “Funding, Liquidity and Capital Overview” discussion below in the “Financial Performance Summary” section of this MD&A.

Financial Performance Summary

The following tables in this MD&A compare financial data for the three months ended March 31, 2023 (the “current quarter”) to financial data for the three months ended December 31, 2022 (the “linked quarter”) and March 31, 2022 (the “prior year quarter”). In accordance with Item 303(c) of Regulation S-K, we focus on the linked quarter for the narrative discussion and analysis of our results of operations as we believe this provides investors and other users of our data with the most relevant information. For our financial position, the following tables compare balances as of March 31, 2023 to December 31, 2022. Our results of operations include SVB beginning on the SVBB Acquisition Date. Financial position balances as of March 31, 2023 include the assets acquired and liabilities assumed in the SVBB Acquisition.

The following table summarizes BancShares’ results in accordance with U.S. GAAP, unless otherwise noted. Refer to the section entitled “Non-GAAP Financial Measurements” at the end of this MD&A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Table 1
Selected Quarterly Data

dollars in millions, except share data	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
SUMMARY OF OPERATIONS
Interest income	$1,211	$1,040	$710
Interest expense	361	238	61
Net interest income	850	802	649
Provision (benefit) for credit losses	783	79	464
Net interest income after provision for credit losses	67	723	185
Noninterest income	10,259	429	850
Noninterest expense	855	760	810
Income before income taxes	9,471	392	225
Income tax (benefit) expense	(47)	135	(46)
Net income	9,518	257	271
Preferred stock dividends	14	14	7
Net income available to common stockholders	$9,504	$243	$264

PER COMMON SHARE DATA
Average diluted common shares	14,539,709	14,607,426	15,779,153
Earnings per common share (diluted)	$653.64	$16.67	$16.70

KEY PERFORMANCE METRICS
Return on average assets (ROA)	33.23%	0.93%	1.00%
Net interest margin (NIM)(1)	3.41	3.36	2.73

SELECTED QUARTERLY AVERAGE BALANCES
Investment securities	$19,416	$18,876	$19,492
Total loans and leases(2)	74,907	70,465	65,303
Operating lease equipment, net	8,236	8,049	7,924
Total assets	116,164	109,792	110,394
Total deposits	93,844	89,042	91,620
Total stockholders’ equity	11,369	9,621	10,423

SELECTED QUARTER-END BALANCES
Investment securities	$19,527	$19,369	$19,469
Total loans and leases	138,288	70,781	65,524
Operating lease equipment, net	8,331	8,156	7,972
Total assets	214,658	109,298	108,597
Total deposits	140,050	89,408	91,597
Total stockholders’ equity	19,216	9,662	10,570
Loan to deposit ratio	98.74%	79.17%	71.53%
Noninterest-bearing deposits to total deposits	39.02	27.87	28.24

CAPITAL RATIOS
Common equity Tier 1	12.53%	10.08%	11.34%
Tier 1 risk-based capital	13.13	11.06	12.39
Total risk-based capital	14.86	13.18	14.47
Tier 1 leverage	16.72	8.99	9.55

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.60%	0.89%	0.82%
Allowance for credit losses to loans ratio	1.16	1.30	1.29
Net charge off ratio	0.27	0.14	0.09
(1) The rate presented is calculated net of average credit balances of factoring clients.
(2) Average loan balances include held for sale and non-accrual loans.

First Quarter Income Statement Highlights
•Net income for the three months ended March 31, 2023 was $9.52 billion, an increase of $9.26 billion from $257 million for the three months ended December 31, 2022. Net income available to common stockholders for the three months ended March 31, 2023 was $9.50 billion, an increase of $9.26 billion from $243 million for the three months ended December 31, 2022. The increases were primarily due to the $9.82 billion preliminary gain on acquisition, partially offset by the $716 million provision for non-purchased credit deteriorated (“Non-PCD”) loans and leases and the unfunded commitments acquired in the SVBB Acquisition (the “day 2 provision for credit losses”). Results also reflected higher noninterest expenses discussed below and a lower provision for income taxes. Net income per diluted common share for the three months ended March 31, 2023 was $653.64, an increase from $16.67 for the three months ended December 31, 2022.
•Select items in the current quarter and linked quarter are summarized below:
◦For the three months ended March 31, 2023:
▪Preliminary gain on acquisition of $9.82 billion (net of tax) for the SVBB Acquisition in other noninterest income.
▪Day 2 provision for credit losses of $716 million related to the SVBB Acquisition.
▪Acquisition-related expenses of $28 million in noninterest expense.
◦For the three months ended December 31, 2022:
▪CIT Merger-related expenses of $29 million in noninterest expense.
▪Income tax expense of $55 million related to the strategic decision to exit $1.25 billion of BOLI policies.
•Return on average assets for the three months ended March 31, 2023 was 33.23%, compared to 0.93% for the three months ended December 31, 2022.
•Net interest income (“NII”) for the three months ended March 31, 2023 was $850 million, an increase of $48 million, or 6% compared to the three months ended December 31, 2022. This increase was primarily due to higher yields resulting in higher interest income on our earning assets, along with higher interest income from organic loan growth as well as SVB loans, partially offset by higher costs on interest-bearing deposits and borrowings.
•Net interest margin (“NIM”) for the three months ended March 31, 2023 was 3.41%, an increase of 5 basis points (“bps”) compared to 3.36% for the three months ended December 31, 2022, as the rising interest rate environment benefits on our interest-earning assets exceeded the impacts of higher rates paid on interest-bearing deposits and borrowings.
•Provision for credit losses for the three months ended March 31, 2023 was $783 million compared to $79 million for the three months ended December 31, 2022. The increase was primarily due to the day 2 provision for credit losses of $716 million related to the SVBB Acquisition, which included $462 million for acquired loans and leases (the “day 2 provision for loans and leases”) and $254 million for acquired unfunded commitments (the “day 2 provision for unfunded commitments”). The net charge-off ratio for the three months ended March 31, 2023 was 0.27%, compared to 0.14% for the three months ended December 31, 2022.
•Noninterest income for the three months ended March 31, 2023 was $10.26 billion, an increase of $9.83 billion compared to $429 million for the three months ended December 31, 2022. The increase was primarily due to the preliminary gain on acquisition of $9.82 billion. The remaining increase reflected higher rental income on operating lease equipment and wealth management fees, partially offset by a $14 million loss on sale of one investment security and lower factoring income.
•Noninterest expense for the three months ended March 31, 2023 was $855 million, an increase of $95 million compared to $760 million for the three months ended December 31, 2022. The increase was primarily due to higher salary and benefit costs, which included higher incentive awards (these are traditionally paid in the first quarter), and the restart of annual benefit costs, such as Federal Insurance Contributions Act (“FICA”), and salary costs from the SVBB Acquisition. The increase in noninterest expense also included higher FDIC insurance expense and operating lease maintenance expenses.

Balance Sheet Highlights
•Total loans and leases at March 31, 2023 were $138.29 billion, an increase of $67.51 billion from December 31, 2022. The increase was primarily due to SVB loans of $66.17 billion at March 31, 2023. Loans from our branch network in the General Banking segment increased $432 million. Loans in the Commercial Banking segment increased $902 million, primarily related to growth in industry verticals, such as real estate, maritime and healthcare.
•Total deposits at March 31, 2023 were $140.05 billion, an increase of $50.64 billion from December 31, 2022. The increase was primarily due to SVB deposits of $49.26 billion at March 31, 2023. The remaining increase of $1.38 billion was primarily related to deposit growth in the Direct Bank, which is included in the General Banking segment.
•Total borrowings at March 31, 2023 were $46.09 billion, an increase of $39.45 billion from December 31, 2022. The increase was primarily due to the Purchase Money Note (as defined and described below) of $35.15 billion payable to the FDIC related to the SVBB Acquisition as further discussed in Note 2 — Business Combinations. The remaining increase was primarily due to advances from the Federal Home Loan Bank (“FHLB”) that were drawn to improve our cash position.

•At March 31, 2023, BancShares remained well capitalized with a total risk-based capital ratio of 14.86%, a Tier 1 risk-based capital ratio of 13.13%, a common equity Tier 1 ratio of 12.53% and a leverage ratio of 16.72%.

Funding, Liquidity and Capital Overview
Deposit Composition
We fund our business primarily through deposits. Deposits represent approximately 75% of total funding at March 31, 2023. The following table summarizes the composition, average size and uninsured percentages of our deposits.

Table 2
Select Deposit Data

	Deposits as of March 31, 2023
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Banking segment	$85,982	$36	29%
Commercial Banking segment	3,045	212	86%
SVB segment	49,259	360	86%
Other business segments	1,764	n/m	7%
Total	$140,050	55	50%

The General Banking segment includes deposits from our branch network, which deploys a relationship-based approach to deposit gathering. The remaining deposits in the General Banking segment are primarily related to the Direct Bank, which enables us to increase deposits to meet the needs of our business, albeit at a higher cost compared to the branch network. The Commercial Banking segment includes deposits of commercial customers and the SVB segment includes deposits related to the SVBB Acquisition. Other business segments primarily include brokered deposits of $1.75 billion in the Corporate segment and the remaining $14 million relates to the Rail segment.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured data represents the percentage of deposits in the respective business segments. At March 31, 2023, total uninsured deposits were approximately $69.96 billion or 50% of total deposits. The increase in uninsured deposits from of $29.13 billion or 33% of total deposits at December 31, 2022 is due to deposits in the SVB segment, which have higher average customer balances.

Deposit Trends
Table 3
Deposit Trends

(dollars in millions)	Deposit Balance
		Acquisition Date
	December 31, 2022	March 27, 2023	March 31, 2023	April 14, 2023	April 28, 2023
SVB segment	$—	$55,959	$49,259	$41,336	$41,425
General Banking, Commercial Banking, Rail and Corporate segments	89,408	—	90,791	92,149	92,447
Total deposits	$89,408	$55,959	$140,050	$133,485	$133,872

SVB deposits declined from $55.96 billion at the SVBB Acquisition Date to $49.26 billion at March 31, 2023, primarily due to uncertainty in the banking industry. While SVB deposits declined to $41.43 billion as of April 28, 2023, the pace of the decline slowed and deposit amounts leveled off to approximately $41 billion during the last two weeks of April. The table above also indicates that aggregate deposits for the General Banking, Commercial Banking, Rail and Corporate segments increased during the current quarter and in April of 2023, primarily due to deposit growth in the Direct Bank, which is included in the General Banking segment.

Liquidity Position
We strive to maintain a strong liquidity position and our risk appetite for liquidity is low. At March 31, 2023, liquidity metrics remained strong as we had $51.42 billion in liquid assets consisting of $37.67 billion in cash and interest-earning deposits at banks and $13.75 billion in high-quality liquid securities. To further enhance our liquidity position, we increased our FHLB borrowings to $8.50 billion at March 31, 2023 and increased our remaining FHLB borrowing capacity by pledging an additional $4 billion of investment securities held to maturity. We have unused borrowing capacity with the FHLB and Federal Reserve Bank of $4.71 billion and $4.68 billion, respectively. Further, in conjunction with the SVBB Acquisition, we entered into binding terms and conditions for a five year, up to $70.00 billion line of credit with the FDIC. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Investment Securities Duration
At March 31, 2023, our investment securities portfolio primarily consisted of debt securities available for sale and debt securities held to maturity as summarized below. The available for sale securities portfolio has an average duration of 3.4 years and the debt securities held to maturity portfolio has an average duration of 4.9 years. Refer to the “Interest-earning Assets - Investment securities” section of this MD&A and Note 3 — Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	March 31, 2023
	Composition(1)	Amortized cost	Fair value	Fair value to cost
Total investment securities available for sale	49.9%	$9,955	$9,061	91.0%
Total investment securities held to maturity	49.6%	10,381	8,993	86.6%
Investment in marketable equity securities	0.5%	75	85	113.3%
Total investment securities	100%	$20,411	$18,139
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
Our capital position remains strong and all regulatory capital ratios for BancShares and FCB significantly exceed the Prompt Corrective Action (“PCA”) well-capitalized thresholds and Basel III Requirements as further discussed in the “Capital” section of this MD&A and Note 17 — Regulatory Capital.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

NII is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. NII is affected by changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The following tables present the average balances, yields on interest-earning assets, rates on interest-bearing liabilities, and changes in NII due to changes in: (i) volume (average balances of interest-earning assets and interest-bearing liabilities) and (ii) yields or rates.
•The change in NII due to volume is calculated as the change in average balance multiplied by the yield or rate from the prior period.
•The change in NII due to yield or rate is calculated as the change in yield or rate multiplied by the average balance from the prior period.
•The change in NII due to rate/volume change (i.e., portfolio mix) is calculated as the change in rate multiplied by the change in volume. This component is allocated between the changes in NII due to volume and yield or rate based on the ratio each component bears to the absolute value of their total.
•Tax equivalent net interest income was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Rates

dollars in millions	Three Months Ended
	March 31, 2023			December 31, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$73,900	$1,017	5.57%	$69,290	$892	5.10%	$52	$73	$125
Total investment securities	19,416	107	2.21	18,876	92	1.95	3	12	15
Interest-earning deposits at banks	7,585	87	4.61	6,193	56	3.60	14	17	31
Total interest-earning assets (2)	$100,901	$1,211	4.85%	$94,359	$1,040	4.37%	$69	$102	$171

Operating lease equipment, net	$8,236			$8,049
Cash and due from banks	595			500
Allowance for credit losses	(936)			(886)
All other noninterest-earning assets	7,368			7,770
Total assets	$116,164			$109,792

Interest-bearing deposits:
Checking with interest	$16,499	$22	0.50%	$15,985	$13	0.24%	$—	$9	$9
Money market	21,216	80	1.53	21,200	60	1.13	—	20	20
Savings	17,521	110	2.54	15,831	69	1.73	8	33	41
Time deposits	12,126	76	2.55	9,516	34	1.42	11	31	42
Total interest-bearing deposits	67,362	288	1.73	62,532	176	1.12	19	93	112
Borrowings:
Securities sold under customer repurchase agreements	455	—	0.30	514	—	0.27	—	—	—
Short-term FHLB Borrowings	323	4	4.67	2,080	20	3.77	(19)	3	(16)
Short-term borrowings	778	4	2.23	2,594	20	3.04	(19)	3	(16)
Federal Home Loan Bank borrowings	3,284	40	4.96	2,818	28	3.90	4	8	12
Senior unsecured borrowings	883	5	2.06	906	4	2.08	1	—	1
Subordinated debt	1,048	9	3.54	1,051	9	3.38	—	—	—
Other borrowings	1,978	15	2.95	25	1	5.76	14	—	14
Long-term borrowings	7,193	69	3.84	4,800	42	3.45	19	8	27
Total borrowings	7,971	73	3.68	7,394	62	3.32	—	11	11
Total interest-bearing liabilities	$75,333	$361	1.94%	$69,926	$238	1.35%	$19	$104	$123

Noninterest-bearing deposits	$26,482			$26,510
Credit balances of factoring clients	1,007			1,174
Other noninterest-bearing liabilities	1,973			2,561
Stockholders' equity	11,369			9,621
Total liabilities and stockholders’ equity	$116,164			$109,792

Interest rate spread (2)			2.91%			3.02%
Net interest income and net yield on interest-earning assets (2)		$850	3.41%		$802	3.36%
(1) Loans and leases include non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2) The balance and rate presented is calculated net of average credit balances of factoring clients.
Current quarter compared to linked quarter
•NII for the three months ended March 31, 2023 was $850 million, an increase of $48 million compared to the three months ended December 31, 2022. This increase was primarily due to higher yields on loans and interest-earning deposits at banks and loan growth, partially offset by higher costs on interest-bearing deposits and borrowings. The SVBB Acquisition impacted average balances and NII and NIM for only five days during the current quarter as the acquisition was completed on March 27, 2023. We expect the impacts of the SVBB Acquisition to be more prominent beginning in the second quarter of 2023 as the impacts of interest-earning deposits at banks, loans, deposits, and borrowings related to the SVBB Acquisition will be for a full quarter.
◦Interest income earned on loans and leases for the three months ended March 31, 2023 was $1.02 billion, an increase of $125 million compared to the three months ended December 31, 2022. The increase was primarily due to higher yields and higher average balances related to loan growth in the General and Commercial Banking segments, as well as the SVBB Acquisition.

◦Interest income earned on investment securities for the three months ended March 31, 2023 was $107 million, an increase of $15 million compared to the three months ended December 31, 2022. The increase was primarily due to higher reinvestment rates.
◦Interest income earned on interest-earning deposits at banks for the three months ended March 31, 2023 was $87 million, an increase of $31 million compared to the three months ended December 31, 2022, reflecting higher Fed Funds rates and a higher average balance of interest-earning deposits at banks, as we increased liquidity due to the market uncertainty in March, and the impact of the SVBB Acquisition.
◦Interest expense on interest-bearing deposits for the three months ended March 31, 2023 was $288 million, an increase of $112 million compared to the three months ended December 31, 2022, primarily reflecting higher deposit rates and higher average balances (mainly in higher-cost savings and time deposits as we maintain competitive rates offered to customers).
◦Interest expense on borrowings for the three months ended March 31, 2023 was $73 million, an increase of $11 million compared to the three months ended December 31, 2022, primarily due to the impact of the Purchase Money Note related to the SVBB Acquisition, partially offset by lower average FHLB borrowings. We repaid FHLB borrowings in January and February, but we increased FHLB borrowings in March to improve liquidity in light of market conditions that led to bank failures. As a result, the FHLB borrowings balance at March 31, 2023 was higher than our average balance for the current quarter.
•NIM for the three months ended March 31, 2023 was 3.41%, an increase of 5 bps compared to the three months ended December 31, 2022. The higher yields on earning assets were partially offset by the increasing costs of our interest-bearing deposits and higher borrowing costs.
•Average interest-earning assets for the three months ended March 31, 2023 were $100.90 billion. This is an increase of $6.54 billion from $94.36 billion for the three months ended December 31, 2022, reflecting increases in average loans and leases, interest-earning deposits at banks and investment securities of $4.61 billion, $1.39 billion and $540 million, respectively.
•Average interest-bearing liabilities for the three months ended March 31, 2023 were $75.33 billion. This is an increase of $5.41 billion from $69.93 billion for the three months ended December 31, 2022, reflecting higher rates and average balances for deposits and borrowings. The average rate on interest-bearing liabilities for the three months ended March 31, 2023 was 1.94%. This is an increase of 59 bps compared to the three months ended December 31, 2022, reflecting the higher interest rate environment.

Table 6
Average Balances and Rates

dollars in millions	Three Months Ended
	March 31, 2023			March 31, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$73,900	$1,017	5.57%	$64,144	$621	3.92%	$106	$290	$396
Total investment securities	19,416	107	2.21	19,492	83	1.71	—	24	24
Interest-earning deposits at banks	7,585	87	4.61	11,476	6	0.19	(2)	83	81
Total interest-earning assets (2)	$100,901	$1,211	4.85%	$95,112	$710	3.02%	$104	$397	$501

Operating lease equipment, net	$8,236			$7,924
Cash and due from banks	595			536
Allowance for credit losses	(936)			(914)
All other noninterest-earning assets	7,368			7,736
Total assets	$116,164			$110,394

Interest-bearing deposits:
Checking with interest	$16,499	$22	0.50%	$16,614	$5	0.10%	$1	$16	$17
Money market	21,216	80	1.53	26,199	15	0.24	(3)	68	65
Savings	17,521	110	2.54	13,659	9	0.26	4	97	101
Time deposits	12,126	76	2.55	9,794	10	0.43	3	63	66
Total interest-bearing deposits	67,362	288	1.73	66,266	39	0.24	5	244	249
Borrowings:
Securities sold under customer repurchase agreements	455	—	0.30	600	—	0.16	—	—	—
Short-term FHLB Borrowings	323	4	4.67	—	—	—	4	—	4
Short-term borrowings	778	4	2.23	600	—	0.16	4	—	4
Federal Home Loan Bank borrowings	3,284	40	4.96	641	2	1.29	22	16	38
Senior unsecured borrowings	883	5	2.06	2,719	12	1.71	(9)	2	(7)
Subordinated debt	1,048	9	3.54	1,060	8	2.96	(1)	2	1
Other borrowings	1,978	15	2.95	85	—	1.85	15	—	15
Long-term borrowings	7,193	69	3.84	4,505	22	1.95	27	20	47
Total borrowings	7,971	73	3.68	5,105	22	1.74	31	20	51
Total interest-bearing liabilities	$75,333	$361	1.94%	$71,371	$61	0.35%	$36	$264	$300

Noninterest-bearing deposits	$26,482			$25,354
Credit balances of factoring clients	1,007			1,160
Other noninterest-bearing liabilities	1,973			2,086
Stockholders' equity	11,369			10,423
Total liabilities and stockholders’ equity	$116,164			$110,394

Interest rate spread (2)			2.91%			2.67%
Net interest income and net yield on interest-earning assets (2)		$850	3.41%		$649	2.73%
(1), (2) See footnotes to previous table.

The following table details the average interest earning assets by category:

Table 7
Average Interest-earning Asset Mix

	% of Total Interest-earning Assets
	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Loans and leases	73%	73%	67%
Investment securities	19%	20%	21%
Interest-earning deposits at banks	8%	7%	12%
Total interest earning assets	100%	100%	100%

The following table shows our average funding mix:

Table 8
Average Funding Mix

	% of Total Interest-bearing Liabilities
	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Total interest-bearing deposits	89%	89%	93%
Short-term borrowings	1%	4%	1%
Long-term borrowings	10%	7%	6%
	100%	100%	100%
The above average mix tables include SVB average balances for only five days during the current quarter as the acquisition was completed on March 27, 2023. We expect average balances next quarter to be more aligned with current period end balances. Refer to “Interest-earning Assets” and “Interest-bearing Liabilities” sections of this MD&A for discussion of period end balances.

PROVISION FOR CREDIT LOSSES

As presented in the following table, the provision for credit losses for the three months ended March 31, 2023 was $783 million, compared to $79 million for the three months ended December 31, 2022. The $704 million increase is primarily due to the day 2 provision for credit losses of $716 million related to the SVBB Acquisition, which includes the $462 million day 2 provision for loans and leases and the $254 million day 2 provision for unfunded commitments.

In addition to the day 2 provision, the increase in provision for credit losses on loans and leases was related to portfolio growth, mild credit quality deterioration, and higher specific reserves partially offset by improvement in the macroeconomic forecasts. The provision for credit losses activity also reflected a decline in the provision for credit losses on unfunded commitments and a $4 million provision for investment securities available for sale related to one corporate bond. The ACL is further discussed in the “Critical Accounting Estimates” and “Credit Risk Management - ACL” sections of this MD&A and in Note 5 — Allowance for Credit Losses.

Table 9
Provision for Credit Losses

dollars in millions	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Day 2 provision for loans and leases	$462	$—	$454
Provision (benefit) for credit losses - loans and leases	71	64	(53)
Total provision for credit losses- loans and leases	533	64	401
Day 2 provision for unfunded commitments	254	—	59
(Benefit) provision for unfunded commitments	(8)	15	4
Total provision for credit losses - unfunded commitments	246	15	63
Provision for credit losses - investment securities available for sale	4	—	—
Provision for credit losses	$783	$79	$464

NONINTEREST INCOME

Noninterest Income
Noninterest income is an essential component of our total revenue. The primary sources of noninterest income consist of rental income on operating lease equipment, fee income and other service charges, wealth management services, service charges generated from deposit accounts, cardholder and merchant services, factoring commissions, and mortgage lending and servicing.

The current quarter includes noninterest income related to SVB for five days as the SVBB Acquisition was completed on March 27, 2023. Noninterest income from SVB was aligned into pre-existing categories and primarily included items such as fee income and other service charges, wealth management services, and service charges on deposit accounts, and other noninterest income.

Table 10
Noninterest Income

dollars in millions	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Rental income on operating lease equipment	$233	$224	$208
Other noninterest income:
Fee income and other service charges	50	46	36
Wealth management services	42	35	35
Service charges on deposit accounts	24	22	27
Factoring commissions	19	26	27
Cardholder services, net	21	26	25
Merchant services, net	10	8	10
Insurance commissions	13	13	12
Realized loss on sale of investment securities available for sale, net	(14)	—	—
Fair value adjustment on marketable equity securities, net	(9)	2	3
Bank-owned life insurance	5	7	8
Gain on sale of leasing equipment, net	4	2	6
Gain on acquisition	9,824	—	431
Gain on extinguishment of debt	—	—	6
Other noninterest income	37	18	16
Total other noninterest income	10,026	205	642
Total noninterest income	$10,259	$429	$850

Rental Income on Operating Lease Equipment
Rental income from equipment we lease for the three months ended March 31, 2023 was $233 million, an increase of $9 million compared to three months ended December 31, 2022. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the three months ended March 31, 2023 was $10.03 billion, compared to $205 million for the three months ended December 31, 2022. The increase was primarily due to the $9.82 billion preliminary gain on acquisition. The remaining changes compared to the three months ended December 31, 2022 reflect increases and decreases among various noninterest income accounts. The more significant variances follow:
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $4 million.
•Wealth management services increased by $7 million, reflecting higher assets under management led by our trust and brokerage channels. In brokerage, the income was driven by increases in structured notes and fixed products.
•Factoring commissions decreased $7 million, reflecting seasonally stronger fourth quarter factoring volume and slowing customer orders as they work down current inventory levels, as well as lower surcharge income.
•Cardholder services decreased $5 million, reflecting a decline in volume of transactions and higher reward expense.
•The realized loss on sale of investment securities available for sale was due to a sale of a single corporate bond of a distressed entity.

•Fair value adjustments on marketable equity securities reflect changes in market prices of underlying portfolio investments.
•Other noninterest income consisted of items such as derivative gains and losses, gain on sales of other assets including OREO, fixed assets and loans, and non-marketable securities. Other noninterest income increased by $19 million, primarily due to net positive marks on derivatives.

NONINTEREST EXPENSE

The current quarter includes noninterest expense related to SVB for five days as the SVBB Acquisition was completed on March 27, 2023. Noninterest expense from SVB was aligned into pre-existing categories, with salaries and benefits impacted the most.

Table 11
Noninterest Expense

dollars in millions	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Depreciation on operating lease equipment	$89	$88	$81
Maintenance and other operating lease expenses	56	47	43
Operating expenses:
Salaries and benefits	420	354	356
Net occupancy expense	50	48	48
Equipment expense	58	55	52
Professional fees	12	11	12
Third-party processing fees	29	26	24
FDIC insurance expense	18	5	12
Marketing expense	15	21	8
Acquisition-related expenses	28	29	135
Intangible asset amortization	5	6	6
Other noninterest expense	75	70	33
Total operating expenses	710	625	686
Total noninterest expense	$855	$760	$810

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

Maintenance and Other Operating Lease Expenses
Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the three months ended March 31, 2023 was $56 million, compared to $47 million for the three months ended December 31, 2022. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. The increase from the prior quarter reflects higher maintenance costs related to readying tank cars for service. Refer to the Rail discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and related employee benefits, occupancy, and equipment expense.
Operating expenses for the three months ended March 31, 2023 were $710 million compared to $625 million in the three months ended December 31, 2022.

Operating expenses for the three months ended March 31, 2023 increased by $85 million compared to the three months ended December 31, 2022, primarily comprised of the following:
•Salaries and benefits increased by $66 million, primarily due to added costs related to salaries as a result of employees from the SVBB Acquisition, plus higher benefit plan expense, merit increases in compensation associated with our annual review process, and the annual restart of payroll taxes.
•FDIC insurance increased $13 million due to a higher assessment rate charged to financial institutions, and a higher deposit balance.

•Marketing costs decreased by $6 million, reflecting the timing of our advertising relating to marketing efforts for the Direct Bank.
•Acquisition-related expenses decreased $1 million due to lower CIT Merger costs. The current quarter includes costs associated with the SVBB Acquisition of approximately $8 million. We expect acquisition-related expenses attributable to the SVBB Acquisition to increase beginning in the second quarter of 2023.
•Other expenses consisted of other insurance and taxes (other than income tax), foreclosure, collection and other OREO-related expenses, consulting, telecommunications, and other miscellaneous expenses including travel, postage, supplies, and appraisal expense. Changes in these items were not material.

INCOME TAXES

Table 12
Income Tax Data

dollars in millions	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Income before income taxes	$9,471	$392	$225
Income tax (benefit) expense	$(47)	$135	$(46)
Effective tax rate	(0.5)%	34.6%	(20.4)%

The effective tax rate (“ETR”) was (0.5)% for the three months ended March 31, 2023, compared to 34.6% for the three months ended December 31, 2022. The decrease in the ETR from 34.6% for the three months ended December 31, 2022 to (0.5)% for the three months ended March 31, 2023 was primarily driven by the effects of the preliminary gain on acquisition for the SVBB Acquisition.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the actual 2023 ETR due to changes in these factors.

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

See Note 19 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Refer to Note 21 — Business Segment Information for related disclosures on the segments and detail on segment products and services. During the first quarter of 2023, we updated our segment disclosures to include SVB. There was no impact to prior period disclosures.

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

Table 13
General Banking: Financial Data and Metrics

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2023	December 31, 2022	March 31, 2022
Net interest income	$560	$546	$437
Provision (benefit) for credit losses	14	15	(15)
Net interest income after provision for credit losses	546	531	452
Noninterest income	116	111	123
Noninterest expense	395	360	409
Income before income taxes	267	282	166
Income tax expense	65	70	40
Net income	$202	$212	$126
Select Period End Balances
Loans and leases	$43,353	$42,921	$38,528
Deposits	85,982	84,361	85,458

The decrease in net income for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was due to higher noninterest expenses, which offset higher NII and noninterest income. NII increased, mostly due to higher yields and growth in the loan portfolio, which offset higher deposit costs. Noninterest income for the three months ended March 31, 2023 increased compared to the three months ended December 31, 2022, reflecting higher wealth management fees. Noninterest expenses for the three months ended March 31, 2023 increased compared to the three months ended December 31, 2022, mostly reflecting higher salary and benefit costs and other items discussed previously in the section entitled “Noninterest Expense” of this MD&A.

The increase in loans and leases at March 31, 2023 compared to December 31, 2022 reflected continued demand through our branch network. Growth was primarily concentrated in commercial and business loans. Our consumer mortgage loans also increased, reflecting lower prepayments and originating loans that were held on-balance sheet, which offset lower activity due to the high rate environment.

Deposits include deposits from the branch network, Direct Bank and CAB channels. The increase in deposits at March 31, 2023 compared to December 31, 2022 was primarily in our Direct Bank, in products such as time and savings accounts, partially offset by a decrease in money market accounts. Refer to consolidated discussions in the sections entitled “Net Interest Income and Net Interest Margin” and “Balance Sheet Analysis—Deposits” of this MD&A for additional information.

Commercial Banking
The Commercial Banking segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services primarily to small and middle market companies in a wide range of industries.

Table 14
Commercial Banking: Financial Data and Metrics

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2023	December 31, 2022	March 31, 2022
Net interest income	$240	$244	$207
Provision (benefit) for credit losses	49	59	(34)
Net interest income after provision for credit losses	191	185	241
Noninterest income	143	141	112
Noninterest expense	211	188	191
Income before income taxes	123	138	162
Income tax expense	29	39	41
Net income	$94	$99	$121
Select Period End Balances
Loans and leases	$28,684	$27,782	$26,922
Deposits	3,045	3,225	4,698
Operating lease equipment, net	719	723	721

The decrease in net income for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was mostly due to higher noninterest expenses, which offset lower provision for credit losses and taxes. NII decreased, primarily due to higher deposit costs that offset growth in the loan portfolio. The decrease in the provision for credit losses reflects a lower provision for unfunded commitments. Noninterest income for the three months ended March 31, 2023 increased compared to the three months ended December 31, 2022, reflecting positive marks on derivatives, partially offset by lower factoring commissions. Noninterest expenses for the three months ended March 31, 2023 increased compared to the three months ended December 31, 2022, mostly reflecting higher salary and benefit costs and other items discussed previously in the section entitled “Noninterest Expense” of this MD&A. Noninterest expenses for this segment also includes depreciation on operating lease equipment, which totaled $43 million for each of the three months ended March 31, 2023 and December 31, 2022.

The increase in loans and leases at March 31, 2023 compared to December 31, 2022 reflected growth in a number of our industry verticals, such as real estate, maritime and healthcare, as well as commercial mortgages.

Silicon Valley Banking
The SVB segment products and services are provided to clients primarily in the healthcare and technology industries, as well as private equity and venture capital firms. Financial solutions are provided to commercial clients through credit, treasury management, foreign exchange, trade finance and other financial products and services.

Table 15
Silicon Valley Banking: Financial Data and Metrics

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2023
Net interest income	$65
Provision (benefit) for credit losses	—
Net interest income after provision for credit losses	65
Noninterest income	14
Noninterest expense	33
Income before income taxes	46
Income tax expense	11
Net income	$35
Select Period End Balances
Loans and leases	$66,171
Deposits	49,259

The current quarter includes results of operations related to SVB for only five days as the SVBB Acquisition was completed on March 27, 2023. Therefore, the results of operations for SVB in the current quarter (or extrapolations thereof) are not indicative of expected results of operations for subsequent periods.

The results exclude the preliminary gain on acquisition, day 2 provision for credit losses and acquisition-related expenses, all of which are included in the Corporate segment. NII reflects interest income on loans (including discount accretion), partially offset by deposit costs. There was no provision for credit losses due to the timing of SVBB Acquisition. Noninterest income was earned primarily from commercial banking products. Noninterest expenses were mostly compensation related costs.

Loans totaled $66.17 billion at March 31, 2023, which declined from the SVBB Acquisition Date balance of $68.50 billion. The decrease was primarily related to maturities and paydowns.

SVB deposits declined from $55.96 billion at the SVBB Acquisition Date to $49.26 billion at March 31, 2023, primarily due to uncertainty in the banking industry. While SVB deposits declined to $41.43 billion as of April 28, 2023, the pace of the decline slowed and deposit amounts leveled off to approximately $41 billion during the last two weeks of April. Refer to the “Funding, Liquidity and Capital Overview” discussion in the “Financial Performance Summary” section of this MD&A.

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

Table 16
Rail: Financial Data and Metrics

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2023	December 31, 2022	March 31, 2022
Rental income on operating leases	$176	$168	$159
Depreciation on operating lease equipment	46	45	41
Maintenance and other operating lease expenses	56	47	43
Adjusted rental income on operating lease equipment(1)	74	76	75
Interest expense, net	28	23	19
Noninterest income	1	(5)	3
Operating expenses	18	15	16
Income before income taxes	29	33	43
Income tax expense	7	9	11
Net income	$22	$24	$32
Select Period End Balances
Operating lease equipment, net	$7,612	$7,433	$7,251
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

Net income and adjusted net revenue on operating leases for the three months ended March 31, 2023 were $22 million and $74 million, respectively, both down slightly from the three months ended December 31, 2022. Adjusted net revenue on operating leases was down as higher rental income from the increased number of rail cars and higher re-lease rates was offset by higher maintenance costs, mostly due to readying tank cars for service. Railcar depreciation is recognized on a straight-line basis over the estimated service life of the asset. Maintenance and other operating lease expenses reflect costs for railcars put back on lease.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 137.0% of the average prior or expiring lease rate during the quarter. Our railcar utilization, including commitments to lease, improved to 97.9% at March 31, 2023 from 97.7% at December 31, 2022.

Portfolio
Rail customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater), other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at March 31, 2023 consisted of approximately 119,700 railcars, up from approximately 119,200 at December 31, 2022. The following table reflects the proportion of railcars by type based on units and net investment:

Table 17
Operating lease Railcar Portfolio by Type (units and net investment)

	March 31, 2023		December 31, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	44%	42%	43%	41%
Tank Cars	29%	39%	29%	40%
Mill/Coil Gondolas	8%	6%	8%	6%
Coal	8%	1%	8%	1%
Boxcars	6%	6%	6%	6%
Other	5%	6%	6%	6%
Total	100%	100%	100%	100%

Table 18
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	March 31, 2023		December 31, 2022
Manufacturing	$3,073	40%	$3,016	41%
Rail	1,958	26%	1,981	27%
Wholesale	1,137	15%	1,101	15%
Oil and gas extraction / services	593	8%	552	7%
Energy and utilities	242	3%	242	3%
Other	609	8%	541	7%
Total	$7,612	100%	$7,433	100%

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. For descriptions of items not allocated, see Note 21 — Business Segment Information.

Table 19
Corporate: Financial Data and Metrics

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2023	December 31, 2022	March 31, 2022
Net interest income	$13	$35	$24
Provision for credit losses	720	5	513
Net interest (expense) income after provision for credit losses	(707)	30	(489)
Noninterest income	9,809	14	453
Noninterest expense	96	105	110
(Loss) income before income taxes	9,006	(61)	(146)
Income tax (benefit) expense	(159)	17	(138)
Net income (loss)	$9,165	$(78)	$(8)

Results for the three months ended March 31, 2023 were primarily impacted by a preliminary gain on acquisition of $9.82 billion and the day 2 provision for credit losses of $716 million related to the SVBB Acquisition. The income tax rate also reflects the impact of the preliminary gain on acquisition. Similar transactions were recorded in the three months ended March 31, 2022 for the CIT Merger.

In addition to the above noted items, the three months ended March 31, 2023 also reflect lower NII due to rising brokered deposit funding costs. Included in noninterest expense were $28 million and $29 million of acquisition-related expenses, for the three months ended March 31, 2023 and December 31, 2022, respectively. For the three months ended December 31, 2022 income tax expense included $55 million related to the strategic decision to surrender $1.25 billion of BOLI policies.

BALANCE SHEET ANALYSIS

INTEREST-EARNING ASSETS

Interest-earning assets include interest-earning deposits at banks, investment securities, assets held for sale, and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets, while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-earning deposits at banks at March 31, 2023 totaled $38.52 billion. This was an increase from $5.03 billion at December 31, 2022. The increase primarily related to $33.93 billion acquired in the SVBB Acquisition, plus holding additional liquidity reflecting higher FHLB borrowings. Subsequent to the SVBB Acquisition Date, interest-earning deposits at banks decreased due to the decline in SVB deposits. The trend in deposits is further addressed in the “Funding, Liquidity and Capital Overview” section of this MD&A.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into interest-earning deposits at banks. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-earning deposits at banks to decline and use proceeds from maturing securities and prepayments to fund loan growth. Refer to Note 3 — Investment Securities and the “Funding, Liquidity and Capital Overview” section of this MD&A for additional disclosures regarding investment securities.

The carrying value of investment securities at March 31, 2023 totaled $19.53 billion. This was up slightly from $19.37 billion at December 31, 2022, reflecting investment security purchases of $337 million, acquired investment securities of $122 million, maturities, paydowns and sales of $345 million, and other non-cash items, such as fair value changes and amortization. We acquired certain mortgage-backed securities as part of the SVBB Acquisition.

BancShares’ portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities and corporate bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of March 31, 2023, investment securities available for sale had a net pre-tax unrealized loss of $894 million, compared to a net pre-tax unrealized loss of $972 million as of December 31, 2022. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of March 31, 2023, no ACL was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased and considered other factors, including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that one corporate bond had a credit-related loss of $4 million as of March 31, 2023

BancShares’ portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury Notes and government agency securities described above, as well as securities issued by the Supranational Entities and Multilateral Development Banks and FDIC guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities and Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, BancShares’ management determined that no ACL was needed for investment securities held to maturity at March 31, 2023 and December 31, 2022.

The following table presents the investment securities portfolio at March 31, 2023, and December 31, 2022, segregated by major category:

Table 20
Investment Securities

dollars in millions	March 31, 2023			December 31, 2022
	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale:
U.S. Treasury	10.9%	$2,091	$1,978	10.6%	$2,035	$1,898
Government agency	0.8%	152	150	0.9%	164	162
Residential mortgage-backed securities	26.7%	5,415	4,848	26.8%	5,424	4,795
Commercial mortgage-backed securities	8.7%	1,755	1,585	9.0%	1,774	1,604
Corporate bonds	2.8%	542	500	3.0%	570	536
Total investment securities available for sale	49.9%	$9,955	$9,061	50.3%	$9,967	$8,995
Investment in marketable equity securities	0.5%	$75	$85	0.5%	$75	$95
Investment securities held to maturity:
U.S. Treasury	2.4%	$475	$433	2.4%	$474	$424
Government agency	7.7%	1,550	1,387	7.6%	1,548	1,362
Residential mortgage-backed securities	21.3%	4,511	3,858	21.7%	4,605	3,882
Commercial mortgage-backed securities	16.8%	3,547	3,051	16.1%	3,355	2,871
Supranational securities	1.4%	296	262	1.4%	295	254
Other	—%	2	2	—%	2	2
Total investment securities held to maturity	49.6%	$10,381	$8,993	49.2%	$10,279	$8,795
Total investment securities	100%	$20,411	$18,139	100%	$20,321	$17,885
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at March 31, 2023, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.

Table 21
Weighted Average Yield on Investment Securities

	March 31, 2023
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	3.57%	1.09%	—%	—%	1.12%
Government agency	4.36%	4.56%	4.51%	4.93%	4.53%
Residential mortgage-backed securities	1.82%	4.08%	4.19%	1.88%	1.95%
Commercial mortgage-backed securities	2.46%	3.59%	5.74%	2.81%	2.95%
Corporate bonds	5.00%	6.29%	5.39%	4.67%	5.46%
Total investment securities available for sale	3.26%	1.57%	5.02%	2.09%	2.18%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	0.44%	1.39%	1.84%	—%	1.49%
Residential mortgage-backed securities(1)	—%	—%	2.64%	1.90%	1.90%
Commercial mortgage-backed securities(1)	—%	2.43%	2.04%	2.84%	2.84%
Supranational Securities	—%	1.35%	1.68%	—%	1.56%
Other	0.34%	0.20%	—%	—%	0.32%
Total investment securities held to maturity	0.44%	1.39%	1.79%	2.31%	2.12%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at March 31, 2023. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

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

Assets held for sale at March 31, 2023 were $94 million, an increase of $34 million compared to $60 million at December 31, 2022. The net increase was primarily related to loans held for sale in the SVB portfolio, partially offset by sales of commercial loans.

Table 22
Assets Held for Sale

dollars in millions	March 31, 2023	December 31, 2022
Loans and leases:
Commercial	$33	$48
Consumer	9	4
SVB	48	—
Loans and leases	90	52
Operating lease equipment	4	8
Total assets held for sale	$94	$60

Loans and Leases
Loans and leases held for investment at March 31, 2023 were $138.29 billion, an increase of $67.51 billion from $70.78 billion at December 31, 2022. The increase reflects approximately $66.17 billion of SVB loans at March 31, 2023. In addition, as shown in the table below, commercial loans continued to grow during the current quarter in a number of industry verticals, such as real estate, maritime and healthcare, and growth in our branch network. The current quarter also included growth in both commercial mortgage loans and consumer mortgage loans.

Commercial loans at March 31, 2023 were $54.39 billion compared to $53.46 billion at December 31, 2022, representing 39% and 75% of total loans and leases, respectively. Consumer loans at March 31, 2023 were $17.73 billion, compared to $17.33 billion at December 31, 2022, representing 13% and 25% of total loans and leases, respectively. SVB loans at March 31, 2023 were $66.17 billion, representing 48% of total loans and leases.

Table 23
Loans and Leases

dollars in millions	March 31, 2023		December 31, 2022
	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$2,971	2%	$2,804	4%
Owner occupied commercial mortgage	14,456	10%	14,473	20%
Non-owner occupied commercial mortgage	10,292	7%	9,902	14%
Commercial and industrial	24,508	18%	24,105	34%
Leases	2,163	2%	2,171	3%
Total commercial	$54,390	39%	$53,455	75%
Consumer:
Residential mortgage	13,727	10%	13,309	19%
Revolving mortgage	1,916	1%	1,951	3%
Consumer auto	1,452	1%	1,414	2%
Consumer other	632	1%	652	1%
Total consumer	$17,727	13%	$17,326	25%
Silicon Valley Banking:
Global fund banking	36,097	26%	—	—%
Investor dependent - early stage	1,994	1%	—	—%
Investor dependent - growth stage	4,418	3%	—	—%
Innovation C&I and cash flow dependent	9,193	7%	—	—%
Private Bank	9,476	7%	—	—%
CRE	2,444	2%	—	—%
Other	2,549	2%	—	—%
Total Silicon Valley Banking	$66,171	48%	$—	—%
Total loans and leases	138,288	100%	70,781	100%
Less allowance for credit losses	(1,605)		(922)
Net loans and leases	$136,683		$69,859

The unamortized discount related to acquired loans was $2.67 billion and $118 million at March 31, 2023 and December 31, 2022, respectively. The increase reflects the discount on loans acquired in the SVBB Acquisition.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio is mostly comprised of rail assets. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details on the rail portfolio.

Table 24
Operating Lease Equipment

dollars in millions	March 31, 2023	December 31, 2022
Railcars and locomotives	$7,612	$7,433
Other equipment	719	723
Total(1)	$8,331	$8,156
(1)Includes off-lease Rail equipment of $409 million at March 31, 2023 and $457 million at December 31, 2022.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, senior and subordinated debt, and other borrowings. Interest-bearing liabilities at March 31, 2023 totaled $131.50 billion compared to $71.13 billion at December 31, 2022. The increase from December 31, 2022 was primarily due to deposits assumed in the SVBB Acquisition, the Purchase Money Note, as well as deposit growth in the General Banking Segment which includes the Direct Bank and community association banking, and a net increase in FHLB borrowings.

Deposits

Refer to the “Funding, Liquidity and Capital Overview” section of this MD&A for discussion of deposit composition and recent deposit trends.

Total deposits at March 31, 2023 were $140.05 billion, an increase of $50.64 billion compared to December 31, 2022. The increase primarily reflects $49.26 billion of SVB deposits at March 31, 2023, plus solid deposit growth during the current quarter in our Direct Bank and community association banking.

Interest-bearing deposits totaled $85.40 billion and $64.49 billion at March 31, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits totaled $54.65 billion and $24.92 billion at March 31, 2023 and December 31, 2022, respectively.

Table 25
Deposits

dollars in millions	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$54,649	$24,922
Checking with interest	23,743	16,202
Money market	30,598	21,040
Savings	17,932	16,634
Time	13,128	10,610
Total deposits	$140,050	$89,408
Noninterest-bearing deposits to total deposits	39.0%	27.9%

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

Deposits (based on branch location) as of March 31, 2023, in North Carolina and South Carolina represented approximately 25.3% and 8.4%, respectively, of total deposits. The Direct Bank includes $18.80 billion or 13.4% of total deposits as of March 31, 2023. SVB deposits as of March 31, 2023 were $49.26 billion or 35.2% of total deposits and are primarily concentrated in online banking and California.

Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to our regulators. We estimate total uninsured deposits were $69.96 billion, which represents approximately 50% of total deposits at March 31, 2023, compared to $29.13 billion or 33% of total deposits at December 31, 2022. The increase in amount of uninsured deposits reflects the inclusion of SVB deposits.

The following table provides the expected maturity of time deposits in excess of $250,000, the FDIC insurance limit, as of March 31, 2023:

Table 26
Maturities of Time Deposits In Excess of $250,000

dollars in millions	March 31, 2023
Time deposits maturing in:
Three months or less	$260
Over three months through six months	385
Over six months through 12 months	1,877
More than 12 months	1,218
Total	$3,740

Borrowings
Total borrowings at March 31, 2023 were $46.09 billion compared to $6.65 billion at December 31, 2022. The increase from December 31, 2022 primarily related to the Purchase Money Note of approximately $35.15 billion payable to the FDIC, as further discussed in Note 2 — Business Combinations, and net increases in FHLB borrowings during the current quarter.

FHLB borrowings were $8.50 billion at March 31, 2023, including $500 million in short-term borrowings and $8.00 billion in long-term borrowings. FHLB borrowings increased from $4.25 billion at December 31, 2022, reflecting $7.00 billion of advances taken in March 2023 to enhance available liquidity, partially offset by $2.75 billion of repayments. Prior to the March advances, we were repaying FHLB borrowings due to deposit growth. Refer to the “Liquidity Risk” section below for more information on FHLB borrowings.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 27
Borrowings

dollars in millions	March 31, 2023	December 31, 2022
Securities sold under customer repurchase agreements	$509	$436
Federal Home Loan Bank borrowings(1)
Floating rate notes due through September 2025	8,500	4,250
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028(2)	35,151	—
Senior Unsecured Borrowings
3.929% fixed-to-floating rate notes due June 2024	502	505
2.969% fixed-to-floating rate notes due September 2025	320	320
6.000% fixed rate notes due April 2036	59	59
Subordinated debt
6.125% fixed rate notes due March 2028	466	469
4.125% fixed-to-fixed rate notes due November 2029	102	102
3.375% fixed-to-floating rate notes due March 2030	348	348
Macon Capital Trust I - floating rate debentures due March 2034	14	14
SCB Capital Trust I - floating rate debentures due April 2034	10	10
FCB/SC Capital Trust II - floating rate debentures due June 2034	18	18
FCB/NC Capital Trust III - floating rate debentures due June 2036	88	88
Total subordinated debt	1,046	1,049
Other borrowings	7	26
Total borrowings	$46,094	$6,645
(1) Includes $500 million and $1.75 billion in short-term borrowings, and $8.00 billion and $2.50 billion in long-term borrowings, at March 31, 2023 and December 31, 2022, respectively.
(2) Purchase Money Note in connection with the SVBB Acquisition.

Refer to Note 11 — Borrowings for further information on the various components. Also see “Liquidity Risk” in this MD&A.

RISK MANAGEMENT

BancShares provided detail risk management information in our 2022 Form 10-K. There were no significant changes to those disclosures. The following is a summary of those disclosures.

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

BancShares monitors and stress tests its capital and liquidity consistent with the safety and soundness expectations of the federal regulators. Refer to the “Regulatory Considerations” section of Item 1. Business included in the 2022 Form 10-K for further discussion.

BancShares has been assessing the emerging impacts of the international tensions that could impact the economy and exacerbate headwinds of rising inflation, elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the condition continues to exist. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. Economic data has been mixed and markets continue to experience elevated levels of volatility in 2023. Key indicators will continue to be monitored and impacts assessed as part of our ongoing risk management framework. BancShares is in the process of integrating SVB into its existing risk management processes and procedures.

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

Our ACL estimate as of March 31, 2023 included extensive reviews of the changes in credit risk associated with the uncertainties around economic forecasts. These loss estimates additionally considered BancShares industry risk, and the actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen significant deterioration as of March 31, 2023. Our ACL methodology was discussed in Note 1 — Significant Accounting Policies and Basis of Presentation of our 2022 Form 10-K.

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

Silicon Valley Banking Loans
Due to the close proximity of the SVBB Acquisition Date to March 31, 2023, the acquired loans, all of which are included within the SVB segment, are graded according to a rating system that was used by Silicon Valley Bank prior to the SVBB Acquisition. The methodology for estimating the ACL is the sum of two main components: (i) modeled ACL assessed on a collective basis for pools of loans that share similar risk characteristics that includes a quantitative adjustment to account for portfolio risk not captured in the models and may include a qualitative adjustment based on management’s assessment of the risks and (ii) ACL assessed for individual loans that do not share similar risk characteristics with other loans.

For loans that share similar risk characteristics, the process derives an estimated ACL assumption from a non-discounted cash flow approach based on portfolio classes. This approach incorporates a calculation of three predictive metrics: PD, LGD and Exposure at Default (“EAD”), over the estimated life of the exposure. Similar to the FCB process for other segments, PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgment. Renewals and extensions within our control are not considered in the estimated contractual term of a loan. BancShares moved SVB from a three year Reasonable and Supportable (“R&S”) period utilized by Silicon Valley Bank to a life of loan R&S period to ensure consistency with the existing Bancshares assumptions. Silicon Valley Bank and FCB were using similar scenario weighting processes, but BancShares moved SVB to the FCB scenario weights for the ACL estimate as of March 31, 2023. A qualitative adjustment may be applied to account for risk not captured by the models or emerging risks that may not yet be captured.

For loans that do not share similar risk characteristics, the ACL is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral.

Allowance for Credit Losses
The ACL at March 31, 2023 was $1.61 billion, compared to $922 million at December 31, 2022. The ACL as a percentage of total loans and leases at March 31, 2023 was 1.16%, compared to 1.30% at December 31, 2022.

The $683 million increase in the ACL is primarily due to the impact of the SVBB Acquisition, including the initial ACL for PCD loans and leases (the “Initial PCD ACL”) of $200 million and the day 2 provision for loans and leases of $462 million. The increase was also related to portfolio growth, mild credit quality deterioration, and higher specific reserves partially offset by improvement in the macroeconomic forecasts. In the three months ended March 31, 2023, the ACL on commercial loans increased $11 million and the ACL on consumer portfolios increased $10 million, with the remaining change due to the ACL on the acquired loans.

While management utilizes its best judgment and information available, the ultimate adequacy of our ACL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ACL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At March 31, 2023, ACL estimates in these scenarios ranged from approximately $1.21 billion to approximately $1.99 billion when weighting the downside scenario 100%. BancShares management determined that an ACL of $1.61 billion was appropriate as of March 31, 2023.

Table 28
Allowance for Credit Losses

dollars in millions	Three Months Ended March 31, 2023
	Commercial	Consumer	SVB	Total
Balance at December 31, 2022	$789	$133	$—	$922
Initial PCD ACL	—	—	200	200
Day 2 provision for loans and leases	—	—	462	462
Provision for credit losses - loans and leases	58	13	—	71
Total provision for credit losses - loans and leases	58	13	462	533
Charge-offs	(55)	(7)	—	(62)
Recoveries	8	4	—	12
Balance at March 31, 2023	$800	$143	$662	$1,605
Annualized net charge-off ratio				0.27%
Net charge-offs (recoveries)	$46	$4	$—	$50
Average loans				$74,862
Percent of loans in each category to total loans	39%	13%	48%	100%

	Three Months Ended December 31, 2022
	Commercial	Consumer	SVB	Total
Balance at September 30, 2022	$766	$116	$—	$882
Total provision for credit losses- loans and leases	48	16	—	64
Charge-offs	(34)	(5)	—	(39)
Recoveries	9	6	—	15
Balance at December 31, 2022	$789	$133	$—	$922
Annualized net charge-off ratio				0.14%
Net charge-offs (recoveries)	$25	$(1)	$—	$24
Average loans				$70,441
Percent of loans in each category to total loans	76%	24%	—%	100%

	Three Months Ended March 31, 2022
	Commercial	Consumer	SVB	Total
Balance at December 31, 2021	$80	$98	$—	$178
Initial PCD ACL	270	14	—	284
Initial Non-PCD Provision	432	22	—	454
Benefit for credit losses - loans and leases	(23)	(30)	—	(53)
Total provision for credit losses - loans and leases	409	(8)	—	401
Charge-offs	(28)	(5)	—	(33)
Recoveries	12	6	—	18
Balance at March 31, 2022	$743	$105	$—	$848
Annualized net charge-off ratio				0.09%
Net charge-offs	$16	$(1)	$—	$15
Average loans				$65,182
Percent of loans in each category to total loans	76%	24%	—%	100%

Net charge-offs during the three months ended March 31, 2023 were $50 million, compared to $24 million during the three months ended December 31, 2022. On an annualized basis, the net charge-off ratio was 0.27% and 0.14% for the three months ended March 31, 2023 and December 31, 2022, respectively. The increase in net charge-offs compared to the three months ended December 31, 2022 reflects higher charge-offs in our equipment finance and real estate finance businesses.

The following table provides trends in the ACL ratios:

Table 29
Allowance for Credit Losses Ratios

dollars in millions	March 31, 2023	December 31, 2022
Allowance for credit losses	$1,605	$922
Total loans and leases	$138,288	$70,781
Allowance for credit losses to total loans and leases	1.16%	1.30%
Commercial loans and leases:
Allowance for credit losses - commercial	$800	$789
Commercial loans and leases	$54,390	$53,455
Commercial allowance for credit losses to commercial loans and leases	1.47%	1.48%
Consumer loans:
Allowance for credit losses - consumer	$143	$133
Consumer loans	$17,727	$17,326
Consumer allowance for credit losses to consumer loans	0.80%	0.77%
SVB loans:
Allowance for credit losses - SVB	$662	$—
SVB loans	$66,171	$—
SVB allowance for credit losses to SVB loans	1.00%	—%

The reserve for unfunded loan commitments was $352 million and $106 million at March 31, 2023 and December 31, 2022, respectively. The increase primarily reflects the $254 million day 2 provision for unfunded commitments related to the SVBB Acquisition. Refer to Note 22 — Commitments and Contingencies for information relating to off-balance sheet commitments and Note 5 — Allowance for Credit Losses for a roll forward of the ACL for unfunded commitments.

The following table presents the ACL by loan class at March 31, 2023 and December 31, 2022:

Table 30
ACL by Loan Class

dollars in millions:	March 31, 2023		December 31, 2022
	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans
Commercial
Commercial construction	$36	1.22%	$40	1.43%
Owner occupied commercial mortgage	56	0.39	61	0.42
Non-owner occupied commercial mortgage	182	1.77	181	1.83
Commercial and industrial	490	2.00	476	1.98
Leases	36	1.69	31	1.41
Total commercial	800	1.47	789	1.48
Consumer
Residential mortgage	81	0.59	74	0.55
Revolving mortgage	16	0.84	13	0.67
Consumer auto	5	0.35	5	0.37
Consumer other	41	6.42	41	6.32
Total consumer	143	0.80	133	0.77
SVB
Global fund banking	91	0.25	—	—
Investor dependent - early stage	130	6.53	—	—
Investor dependent - growth stage	175	3.97	—	—
Innovation and cash flow dependent	171	1.85	—	—
Private Bank	44	0.47	—	—
CRE	26	1.07	—	—
Other	25	0.98	—	—
Total SVB	662	1.00	—	—
Total Allowance for Credit Losses	$1,605	1.16%	$922	1.30%

Credit Metrics
Non-performing Assets
Non-performing assets include non-accrual loans and leases and other real estate owned (“OREO”). Non-performing assets at March 31, 2023 totaled $875 million, compared to $674 million at December 31, 2022.

The following table presents total nonperforming assets:

Table 31
Non-Performing Assets

dollars in millions	March 31, 2023	December 31, 2022
Non-accrual loans:
Commercial loans	$510	$529
Consumer loans	94	98
SVB loans	224	—
Total non-accrual loans	828	627
Other real estate owned	47	47
Total non-performing assets	$875	$674

Allowance for credit losses to total loans and leases:	1.16%	1.30%
Ratio of total non-performing assets to total loans, leases and other real estate owned	0.63%	0.95%
Ratio of non-accrual loans and leases to total loans and leases	0.60%	0.89%
Ratio of allowance for credit losses to non-accrual loans and leases	193.76%	146.88%

Non-accrual loans and leases at March 31, 2023 were $828 million, an increase of $201 million since December 31, 2022. The increase is due to the SVBB Acquisition, resulting in addition of $224 million non-accrual loans and leases. The commercial non-accruals loans decreased during the first quarter as a result of lower non-accruals in the commercial construction and non-owner occupied commercial mortgage classes partially offset by an increase in the commercial and industrial class. Refer to Note 4 — Loans and Leases for tabular presentation of non-accrual loans by loan class. Non-accrual loans and leases as a percentage of total loans and leases were 0.60% and 0.89% at March 31, 2023 and December 31, 2022, respectively.

OREO at March 31, 2023 was $47 million, no change since December 31, 2022. Non-performing assets as a percentage of total loans, leases and OREO at March 31, 2023 was 0.63% compared to 0.95% at December 31, 2022. The lower percentage was driven by the increased loan balance due to the SVBB Acquisition.

Past Due Accounts
The percentage of loans 30 days or more past due at March 31, 2023 was 0.88% of total loans, compared to 1.22% at December 31, 2022. Delinquency status of loans is presented in Note 4 — Loans and Leases.

Concentration Risk
We strive to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to risk, such as our concentrations of real estate secured loans, revolving mortgage loans and healthcare-related loans. Additionally, SVB loans are concentrated in loans with large balances and loans in certain industries and customer groups, including private equity and venture capital. The following discussions present concentration data along our portfolio classes, Commercial, Consumer, and SVB.

Commercial Loans Concentrations
Geographic Concentrations
The following table summarizes state concentrations greater than 5.0% of our loans. Data is based on obligor location unless secured by real estate, then data based on property location.

Table 32
Commercial Loans and Leases - Geography

dollars in millions	March 31, 2023		December 31, 2022
State
California	$9,279	17.1%	$9,226	17.3%
North Carolina	8,795	16.2%	8,699	16.3%
Texas	3,586	6.6%	3,624	6.8%
Florida	3,398	6.2%	3,273	6.1%
South Carolina	3,076	5.7%	3,142	5.9%
All other states	24,796	45.6%	24,243	45.4%
Total U.S.	$52,930	97.4%	$52,207	97.8%
Total International	1,460	2.6%	1,248	2.2%
Total	$54,390	100.0%	$53,455	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 33
Commercial Loans and Leases - Industry

dollars in millions	March 31, 2023		December 31, 2022
Real Estate	$12,179	22.4%	$11,684	21.9%
Healthcare	8,264	15.2%	8,146	15.2%
Business Services	5,656	10.4%	5,518	10.3%
Transportation, Communication, Gas, Utilities	5,120	9.4%	5,002	9.4%
Manufacturing	4,400	8.1%	4,387	8.2%
Service Industries	4,118	7.6%	4,213	7.9%
Retail	3,639	6.7%	3,462	6.5%
Finance and Insurance	2,521	4.6%	2,604	4.9%
Wholesale	2,507	4.6%	2,605	4.9%
Other	5,986	11.0%	5,834	10.8%
Total	$54,390	100.0%	$53,455	100.0%

Consumer Loans Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on property address:

Table 34
Consumer Loans - Geography

dollars in millions	March 31, 2023		December 31, 2022
	Net Investment	% of Total	Net Investment	% of Total
State
North Carolina	$5,830	32.9%	$5,702	32.9%
California	4,001	22.6%	4,014	23.2%
South Carolina	3,079	17.3%	3,001	17.3%
Other states	4,817	27.2%	4,609	26.6%
Total	$17,727	100.0%	$17,326	100.0%

Silicon Valley Banking Loans
SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.

The table below details SVB loans that are secured by real estate, at amortized cost as of March 31, 2023.

Table 35
Silicon Valley Banking Loans Secured by Real Estate

dollars in millions	March 31, 2023
Private bank:
Loans for personal residence	$7,355
Loans to eligible employees	519
Home equity lines of credit	130
Other	117
Total private bank loans secured by real estate	8,121
Commercial real estate ("CRE"):
Multifamily and residential investment	843
Retail	412
Office and medical	483
Manufacturing, industrial and warehouse	489
Hospitality	109
Other	108
Total CRE loans secured by real estate	2,444
Premium wine	913
Other	505
Total real estate secured loans	$11,983

The SVB loan portfolio is focused on three primary markets: (i) Global Fund Banking, (ii) Technology and Life Science/Healthcare and (iii) Private Banking. The remainder of the portfolio is made up of CRE and Other loans.

Global Fund Banking
The Global Fund Banking loan portfolio includes loans to clients in the private equity/venture capital community. Global Fund Banking represented 55% and 26% of SVB loans and total loans at March 31, 2023, respectively. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

Technology and Life Science/Healthcare
The Technology and Life Science/Healthcare loan portfolios include loans to clients at the various stages of their life cycles. The classes of financing receivables for our technology and life science/healthcare market segments are classified as Investor Dependent - Early Stage, Investor Dependent - Growth Stage, and Innovation C&I and Cash Flow Dependent for reporting purposes.

Investor Dependent - Early Stage loans represented 3% and 1% of SVB loans and total loans at March 31, 2023, respectively. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an initial public offering (“IPO”).

Investor Dependent - Growth Stage loans represented 7% and 3% of SVB loans and total loans at March 31, 2023, respectively. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid stage, and companies with revenues in excess of $15 million are considered to be later stage.

Innovation C&I and Cash Flow Dependent loans represented 14% and 7% of SVB loans and total loans at March 31, 2023, respectively. This portfolio is comprised of two types of loans, Innovation C&I and Cash Flow Dependent. Innovation C&I include loans in innovation sectors such as technology and life science/healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash Flow Dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.
Private Banking
Private Banking clients consist of executive leaders and senior investment professionals in the innovation economy, as well as high net worth clients. Lending to Private Banking clients represented 14% and 7% of SVB loans and total loans at March 31, 2023, respectively. Many Private Banking products are secured by real estate. These products include mortgage loans, owner-occupied commercial mortgage loans, home equity lines of credit and other secured lending products. The remaining balance of the Private Banking portfolio consists of personal capital call lines of credit, restricted and private stock loans and other secured and unsecured lending products.

CRE
The CRE class represented 4% and 2% of SVB loans and total loans at March 31, 2023, respectively. This class consists generally of acquisition financing loans for commercial properties such as office buildings, retail properties, apartment buildings and industrial/warehouse space. All CRE products are secured by real estate collateral.

Other
The Other class includes Premium Wine, Other C&I and Other portfolios which represented 4% and 2% of SVB loans and total loans at March 31, 2023. Premium wine loans are to wine producers, vineyards and wine industry or hospitality businesses across the Western United States. A large portion of premium wine loans are secured by real estate collateral. Other C&I loans include tax-exempt commercial loans to non-for-profit private schools, college, public charter schools and other not-for-profit organizations as well as commercial loans to clients that are not in technology and life sciences/healthcare industries. Our Other class of loans is primarily comprised of construction and land loans for financing new developments or financing improvements to existing buildings, as well as loans made as part of our responsibilities under the Community Reinvestment Act of 1977.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of March 31, 2023:

Table 36
Silicon Valley Banking Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$1,275	$1,572	$3,394	$2,948	$26,908	$36,097
Investor dependent - early stage	1,141	548	214	—	91	1,994
Investor dependent - growth stage	746	949	1,326	534	863	4,418
Innovation C&I and cash flow dependent	341	322	843	1,301	6,386	9,193
Private Bank	6,887	1,007	848	309	425	9,476
CRE	724	504	666	336	214	2,444
Other	538	491	749	518	253	2,549
Total	$11,652	$5,393	$8,040	$5,946	$35,140	$66,171

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at March 31, 2023, based on borrower location:

Table 37
Silicon Valley Banking Loans - Geography

dollars in millions	March 31, 2023
State
California	$19,936	30.1%
New York	10,094	15.3%
Massachusetts	9,658	14.6%
Texas	4,578	6.9%
Connecticut	4,520	6.8%
All other states	14,375	21.7%
Total U.S.	63,161	95.4%
Total International	3,010	4.6%
Total	$66,171	100.0%

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
•Net Interest Income (“NII Sensitivity”) measures the net impact of hypothetical changes in interest rates on forecasted NII; and
•Economic Value of Equity Sensitivity (“EVE Sensitivity”) measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

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
Our funding sources consist primarily of deposits and we also support our funding needs through wholesale funding sources (including unsecured and secured borrowings). The SVBB Acquisition significantly increased our balance sheet and changed our rate sensitivity. At the time of the SVBB Acquisition, we assumed $55.96 billion of deposits, entered into a $35.15 billion fixed-rate Purchase Money Note payable to the FDIC, acquired $68.50 billion of loans, most of which have variable rates, and $35.28 billion of cash and interest-bearing deposits at banks.

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

For this analysis that includes the initial impacts from the assets acquired and liabilities assumed in the SVBB Acquisition, we are running scenarios for both BancShares (without SVB) and SVB and then merging those results, as there are multiple systems involved. The following table below summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management systems. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporates additional assumptions, such as, but not limited to prepayment estimates, pricing estimates and deposit behaviors. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and 25 and 100 bps decrease from the market-based forward curve for March 31, 2023, and December 2022.

Table 38
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	March 31, 2023	December 31, 2022
-100	(11.1)%	(4.0)%
-25	(2.8)%	(0.9)%
+25	2.8%	0.8%
+100	11.1%	3.4%
+200	22.0%	6.7%

NII Sensitivity metrics at March 31, 2023, compared to December 31, 2022, were primarily affected by the addition of the acquired loans and assumed deposits as part of the SVBB Acquisition, as well as the Purchase Money Note and the higher cash balance to manage liquidity risk from the acquired portfolios. BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings is largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 65%-70% of our loans have floating contractual reference rates, indexed primarily to Prime, SOFR and LIBOR. Deposit betas up for the combined company, and are modeled to have a portfolio average of approximately 30%-35% over the forecast horizon. Deposit beta is the portion of a change in the fed funds rate that is passed on to the deposit rate. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in the economic value of equity driven by changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity is calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements.

The following table presents the EVE profile as of March 31, 2023, and December 31, 2022:

Table 39
Economic Value of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	March 31, 2023	December 31, 2022
-100	(6.1)%	(5.3)%
-25	(1.4)%	(1.2)%
+100	5.3%	4.1%
+200	10.0%	3.0%

The economic value of equity metrics at March 31, 2023 compared to December 31, 2022 were primarily affected by the balance sheet changes noted earlier due to the SVBB Acquisition.

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

The following table provides loan maturity distribution information:

Table 40
Loan Maturity Distribution

dollars in millions	At March 31, 2023, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$806	$1,305	$757	$103	$2,971
Owner occupied commercial mortgage	647	4,331	9,039	439	14,456
Non-owner occupied commercial mortgage	2,159	5,759	2,029	345	10,292
Commercial and industrial	6,767	13,921	3,612	208	24,508
Leases	758	1,364	41	—	2,163
Total commercial	11,137	26,680	15,478	1,095	54,390
Consumer
Residential mortgage	320	676	2,398	10,333	13,727
Revolving mortgage	73	143	56	1,644	1,916
Consumer auto	11	703	738	—	1,452
Consumer other	306	167	123	36	632
Total consumer	710	1,689	3,315	12,013	17,727
SVB
Global fund banking	33,636	2,330	131	—	36,097
Investor dependent - early stage	234	1,728	32	—	1,994
Investor dependent - growth stage	405	3,885	128	—	4,418
Innovation and cash flow dependent	1,608	7,217	368	—	9,193
Private Bank	283	524	905	7,764	9,476
CRE	286	1,293	817	48	2,444
Other	480	685	800	584	2,549
Total SVB	36,932	17,662	3,181	8,396	66,171
Total loans and leases	$48,779	$46,031	$21,974	$21,504	$138,288

The following table provides information regarding the sensitivity of loans and leases to changes in interest rates:

Table 41
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$940	$1,225
Owner occupied commercial mortgage	12,312	1,497
Non-owner occupied commercial mortgage	3,251	4,882
Commercial and industrial	8,007	9,734
Leases	1,405	—
Total commercial	25,915	17,338
Consumer
Residential mortgage	7,302	6,105
Revolving mortgage	35	1,808
Consumer auto	1,441	—
Consumer other	298	28
Total consumer	9,076	7,941
SVB
Global fund banking	8	2,453
Investor dependent - early stage	22	1,738
Investor dependent - growth stage	9	4,004
Innovation and cash flow dependent	—	7,585
Private Bank	1,984	7,209
CRE	928	1,230
Other	1,370	699
Total SVB	4,321	24,918
Total loans and leases	$39,312	$50,197
Reference Rate Reform
The administrator of LIBOR has announced that publication of the most commonly used tenors of U.S. Dollar LIBOR will cease to be provided or cease to be representative after June 30, 2023. The U.S. federal banking agencies had also issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. Accordingly, we ceased originating new products using LIBOR by the end of 2021.

In April 2018, the FRB of New York commenced publication of SOFR, which has been recommended as an alternative to U.S. Dollar LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest (LIBOR) Act, which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking on a proposed regulation to implement the LIBOR Act, as required by its terms. The LIBOR Act requires implementing regulations be in place within 180 days of its enactment. The final rule was approved by the FRB on December 16, 2022 and became effective February 27, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR contracts subject to the LIBOR Act. BancShares anticipates using Board-selected benchmark replacements to take advantage of the safe harbors, where applicable, that are afforded in the rule.

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

BancShares is utilizing SOFR as our preferred replacement index for LIBOR. As loans mature and new originations occur a larger percentage of BancShares’ variable-rate loans are expected to reference SOFR in response to the discontinuation of LIBOR. However, we are positioned to accommodate other alternative reference rates (e.g., credit sensitive rates) in response to how the market evolves. Further, BancShares plans to move to Term SOFR plus the Alternative Reference Rate Committee recommended credit spread adjustment for its Series B Preferred Stock since the dividends are currently based on a floating rate tied to three-month LIBOR.

Some acquired assets, such as loans and derivatives as well as derivative liabilities, from the SVBB Acquisition have LIBOR settings. Processes and procedures are in place to have these LIBOR exposures reference alternative rates, such as Term SOFR and Daily SOFR, in advance of LIBOR’s unavailability.

For a further discussion of risks BancShares faces in connection with the replacement of LIBOR on its operations, see “Risk Factors—Market Risks—We may be adversely impacted by the transition from LIBOR as a reference rate.” in Item 1A. Risk Factors of our 2022 Form 10-K.
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

Liquidity includes Available Cash and HQLS. At March 31, 2023 we had $51.42 billion of total Liquid Assets (24.0% of total assets) and $79.49 billion of contingent liquidity sources available.

Table 42
Liquidity

dollars in millions	March 31, 2023
Available Cash	$37,670
High Quality Liquid Securities(1)	13,745
Liquid Assets	$51,415

FHLB capacity(2)	$4,712
FRB capacity	4,676
FDIC Credit Facility(3)	70,000
Line of credit	100
Total contingent sources	$79,488
Total Liquid Assets and contingent sources	$130,903
(1) Consist of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and Agency securities held outright or via reverse repurchase agreements.
(2) See following table for additional details.
(2) Credit facility obtained in connection with SVBB Acquisition. See below for additional details and limits on use.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our branch network and Direct Bank. Deposits totaled $140.05 billion and $89.41 billion at March 31, 2023, and December 31, 2022, respectively. The increase in deposits from December 31, 2022 primarily reflected additional deposits from the SVBB Acquisition, and organic growth. We use borrowings to diversify the funding of our business operations. Borrowings totaled $46.09 billion and $6.65 billion at March 31, 2023, and December 31, 2022, respectively. The increase in borrowings from December 31, 2022 primarily reflected the Purchase Money Note (see Note 2 — Business Combination), and net new borrowings of FHLB borrowings. In January and February, we had been repaying outstanding FHLB borrowings as our deposit base grew. In March, due to the Banking uncertainty associated with the regional bank failures we borrowed $7.00 billion. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes.

FHLB Capacity
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

Table 43
FHLB Balances

dollars in millions	March 31, 2023	December 31, 2022
	Total	Total
Total borrowing capacity	$14,662	$14,918
Less:
Advances	8,500	4,250
Letters of credit(1)	1,450	1,450
Available capacity	$4,712	$9,218
Pledged non-PCD loans (contractual balance)	$23,743	$23,491
Weighted Average Rate	5.21%	3.28%
(1) Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB of Richmond, FCB has access to an additional $4.68 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2023 and December 31, 2022.

In March 2023, following the failures of Silicon Valley Bank and Signature Bank, the FRB created a new Bank Term Funding Program as an additional source of liquidity against high-quality securities in order to make additional funding available to eligible depository institutions. This program offers loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, provided that such collateral was owned by the borrower as of March 12, 2023. These pledged assets will be valued at par under the Program. Eligible institutions can request advances under the Program at least through March 11, 2024. As of March 31, 2023, we did not have any securities pledged or amounts advanced related to this program.

FDIC Credit Facility
FCB and the FDIC entered into binding terms and conditions for a five-year, up to $70 billion line of credit to FCB (the “Credit Facility”) provided by the FDIC. During the two-year period following the SVBB Acquisition, FCB may draw on the Credit Facility to support liquidity, including for deposit withdrawal or runoff and to fund the unfunded commercial lending commitments acquired pursuant to the SVBB Acquisition (the “Unfunded Commitments”). Interest on outstanding principal will accrue at a variable rate equal to the Secured Overnight Financing Rate plus 25 basis points (but in no event less than 0.00%).

The Credit Facility is primarily secured by all loans acquired in the SVBB Acquisition and related commitments that are subsequently drawn and outstanding as of March 31, 2023.

Contractual Obligations and Commitments
The following table identifies significant contractual obligations and commitments as of March 31, 2023, representing required and potential cash outflows. See Note 22 — Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 44
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits(1)	$9,199	$3,718	$86	$125	$13,128
Short-term borrowings	1,009	—	—	—	1,009
Long-term obligations(1)	476	8,259	35,708	642	45,085
Total contractual obligations	$10,684	$11,977	$35,794	$767	$59,222
Commitments:
Financing commitments	$48,696	$14,112	$5,656	$6,043	$74,507
Letters of credit	3,614	295	118	12	4,039
Deferred purchase agreements	1,707	—	—	—	1,707
Purchase and funding commitments	869	—	—	—	869
Affordable housing partnerships(1)	385	547	19	40	991
Total commitments	$55,271	$14,954	$5,793	$6,095	$82,113
(1) Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $27 million and $139 million, respectively. On-balance sheet commitments are included in other liabilities and presented net of a purchase accounting adjustment of $70 million.

CAPITAL

Capital requirements applicable to BancShares are discussed in “Regulatory Considerations” section in Item 1. Business — Regulation of our 2022 Form 10-K. The SVBB Acquisition increased BancShares’ total assets from $109.30 billion at December 31, 2022 to $214.66 billion at March 31, 2023. Therefore, as detailed in our 2022 Form 10-K, BancShares’ total consolidated assets remain between $100 billion and $250 billion, and BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods.

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

Common and Preferred Stock Dividends
During the first quarter of 2023, we paid a quarterly dividend of $0.75 on the Class A common stock and Class B common stock. On April 25, 2023, our Board of Directors declared a quarterly dividend on the Class A common stock and Class B common stock of $0.75 per common share. The dividends are payable on June 15, 2023 to stockholders of record as of May 31, 2023.

On April 25, 2023, our Board of Directors also declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The dividends are payable on June 15, 2023 to stockholders of record as of May 31, 2023. Dividend payment information on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is disclosed in Note 15 — Stockholders’ Equity.

Capital Composition and Ratios
The table below shows activities that caused the change in outstanding Class A Common Stock for the quarter:

Table 45
Changes in Shares of Class A Common Stock Outstanding

Three Months Ended March 31, 2023
Class A shares outstanding at beginning of period	13,501,017
Restricted stock units vested, net of shares held to cover taxes	13,791
Class A shares outstanding at end of period	13,514,808

We also had 1,005,185 Class B Common Stock outstanding at March 31, 2023 and December 31, 2022.

On April 25, 2023 Bancshares’ stockholders approved amendments to the Restated Certificate of Incorporation to increase the number of authorized shares of the Class A Common Stock from 16,000,000 shares to 32,000,000 shares and to increase the number of authorized shares of the Preferred Stock from 10,000,000 shares to 20,000,000.

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

Table 46
Analysis of Capital Adequacy

dollars in millions	Requirements to be Well-Capitalized	March 31, 2023		December 31, 2022
		Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$21,764	14.86%	$11,799	13.18%
Tier 1 risk-based capital	8.00%	19,225	13.13%	9,902	11.06%
Common equity Tier 1	6.50%	18,344	12.53%	9,021	10.08%
Tier 1 leverage ratio	5.00%	19,225	16.72%	9,902	8.99%

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$21,578	14.74%	$11,627	12.99%
Tier 1 risk-based capital	8.00%	19,495	13.32%	10,186	11.38%
Common equity Tier 1	6.50%	19,495	13.32%	10,186	11.38%
Tier 1 leverage ratio	5.00%	19,495	16.97%	10,186	9.25%

As of March 31, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 6.86% and 6.74%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. At December 31, 2022, BancShares and FCB risk-based capital ratio conservation buffers were 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of March 31, 2023 and December 31, 2022 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

As further described in our 2022 Form 10-K, the ACL and fair values of loans acquired in and the core deposit intangibles associated with a business combination are considered critical accounting estimates. The ACL as of March 31, 2023 is discussed in Note 5 — Allowance for Credit Losses and the Credit Risk discussion in the section entitled “Risk Management” above.
Fair values of loans acquired in and the core deposit intangibles associated with the SVBB Acquisition are considered critical accounting estimates. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition and other future events that are highly subjective in nature and may require adjustments. The fair values for these items are further discussed in Note 2 — Business Combinations.
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

The reference rate reform optional expedients have not yet been applied to any contracts and adoption of this guidance has not had, and is not expected to have, a material impact on the financial statements.
ASU 2023-02 – Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023	The amendments in this update allow entities to elect to account for qualifying tax equity investments using the proportional amortization method (“PAM”), regardless of the program giving rise to the related income tax credits. PAM accounting had been available only for qualifying investments in qualified affordable housing projects. The guidance also requires disclosure of the nature of the investor’s tax equity investments and the effect of income tax credits and other income tax benefits from tax equity investments on the investor’s balance sheet and income statement.	Effective for BancShares as of January 1, 2024. Early adoption is permitted.

BancShares is currently evaluating timing of adoption of this guidance and the impact of the guidance on its consolidated financial statements and disclosures.
ASU 2022-03 - Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions Issued June 2022	The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also require specific disclosures for equity securities subject to contractual sale restrictions.	Effective for BancShares as of January 1, 2024. Early adoption is permitted.

BancShares does not expect the adoption of the update to have a material impact on our consolidated financial statements and related disclosures.

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

The table below presents a reconciliation of net income to adjusted rental income on operating lease equipment.

Table 41
Rail Segment

dollars in millions	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Net income (GAAP)	$22	$24	$32
Plus: Provision for income taxes	7	9	11
Plus: Other noninterest expense	18	15	16
Less: Other noninterest income	1	(5)	3
Plus: Interest expense, net	28	23	19
Adjusted rental income on operating lease equipment (non-GAAP)	$74	$76	$75

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans, asset quality, and future performance and other strategic goals of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will,” “potential,” “continue,” “aims” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including the military conflict between Russia and Ukraine) and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from recent bank failures and other volatility, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including the recent and projected interest rate hikes by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”), changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including the significant turbulence in the capital or financial markets, the impact of the current inflationary environment, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the failure to realize the anticipated benefits of BancShares’ previously announced acquisition transactions, including the SVBB Acquisition and the previously completed transaction with CIT, which acquisition risks include (1) disruption from the transactions with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transactions may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities, (3) reputational risk and the reaction of the parties’ customers to the transactions, (4) the risk that the cost savings and any revenue synergies from the transactions may not be realized or take longer than anticipated to be realized, (5) difficulties experienced in completing the integration of the businesses, (6) the ability to retain customers following the transactions and (7) adjustments to BancShares’ estimated purchase accounting impacts of the SVBB Acquisition.

Except to the extent required by applicable law or regulation, BancShares disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in the 2022 Form 10-K and its other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced NII in future periods. As of March 31, 2023, BancShares’ market risk profile has changed since December 31, 2022, primarily due to the SVBB Acquisition. See Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2023, as the result of the SVBB Acquisition, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the SVBB Acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

Part II

Item 1. Legal Proceedings

The Parent Company and various subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that would be material to BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note 22 — Commitments and Contingencies, of BancShares’ Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

Except for the new and updated risk factors related to the SVBB Acquisition set forth below, there have been no material changes in the risk factors during 2023 from those reported in our 2022 Form 10-K. For a discussion of the risks and uncertainties that management believes are material to an investment in us in addition to those listed below, refer to Part I, Item 1A. Risk Factors, of our 2022 Form 10-K, and Forward-Looking Statements of this Quarterly Report on Form 10-Q. Additional risks and uncertainties that are not currently known to management or that management does not currently deem material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, we could be adversely affected, and the market price of our securities could significantly decline.

Strategic Risks

Our recently announced FDIC-assisted acquisition of Silicon Valley Bridge Bank could present additional risks to our business.

We have historically acquired, and may in the future continue to acquire, the assets and liabilities of failed banks in FDIC-assisted transactions. The SVBB Acquisition, like other FDIC-assisted transactions, presents general risks inherent in all acquisitions, as well as risks specific to FDIC-assisted transactions. For example, because these acquisitions provide for limited due diligence and negotiation of terms, these transactions may pose risks not present in more traditional transactions. In addition, the SVBB Acquisition is subject to a customary final settlement with the FDIC, and as of the date of this Form 10-Q, we are still awaiting conclusion of this process with the FDIC. To mitigate certain of those risks, including credit risks of acquired loans, FDIC-assisted transactions typically provide for FDIC-assistance, including potential loss-sharing. Although loss sharing agreements reduce the credit risks of, and capital required for, FDIC-assisted transactions, these transactions often require additional resources and time to service acquired problem loans, costs related to integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with applicable FDIC standards. A failure to manage these risks could result in a material adverse effect on our business, financial condition, results of operations and prospects.

Loans acquired in the SVBB Acquisition may not be covered by the commercial shared loss agreement if the FDIC determines that we have not adequately managed these loans.

In connection with the SVBB Acquisition, FCB entered into a commercial shared loss agreement with the FDIC pursuant to which the FDIC is obligated to reimburse FCB for (i) 0% of losses on the first $5 billion of covered loans and (ii) 50% of losses in excess of $5 billion on covered loans. In addition, FCB agreed to reimburse the FDIC for 50% of recoveries related to covered loans. The commercial shared loss agreement will remain in effect for five years, and the loss recovery provisions to the FDIC will remain in effect for eight years, each from March 27, 2023 (the “SVBB Acquisition Date”). Although the FDIC has agreed to reimburse FCB for a substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if we do not manage covered loans in accordance with the commercial shared loss agreement. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective date of the transaction. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our consolidated financial statements, based upon the timing and amount of collections on the covered loans in future periods. Any losses we experience on the assets acquired in the SVBB Acquisition that are not covered under the commercial shared loss agreement could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, in accordance with the commercial shared loss agreement, we may be required to make a “true-up” payment to the FDIC, approximately eight years following the SVBB Acquisition Date. The “true-up” payment is calculated using a defined formula set forth in the commercial shared loss agreement.

We may fail to realize all of the anticipated benefits and may incur unanticipated losses related to the SVBB Acquisition.

Achieving the anticipated benefits of the SVBB Acquisition will depend, in part, on our ability to successfully integrate our collective operations in an efficient and effective manner. As with any acquisition involving a financial institution, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing financial institution. It is possible that the integration could result in higher than expected deposit attrition, loss of key employees, disruption of our business or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

Further, we did not acquire any assets from SVB Financial Group nor did we acquire all of its subsidiaries. As a result, we do not have access to all of the employees, contractual relationships, and third party vendors providing administrative and operational support for the legacy Silicon Valley Bank business. Our access to these resources is further limited by SVB Financial Group filing a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York on March 17, 2023. If we are unable to effectively and efficiently replace these functions previously provided or facilitated by SVB Financial Group and certain of its subsidiaries, we could face additional disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and third party vendor costs.

Any inability to realize the full extent, or any, of the anticipated benefits of the SVBB Acquisition could have an adverse effect on our business, financial condition, results of operations and prospects.

Our future results will suffer if we do not effectively manage our expanded operations and strengthen our reputation among legacy SVB clients following the SVBB Acquisition.

Following the consummation of the SVBB Acquisition, the size and geographic and operational scope of our business has increased significantly. The SVBB Acquisition substantially increased our asset size from total consolidated assets of approximately $109.30 billion at December 31, 2022 to approximately $214.66 billion at March 31, 2023, increased the breadth and complexity of our business with the addition of new business lines in which we have not previously engaged and expanded our geographic scope to new geographic areas. Further, legacy SVB’s client were concentrated within the certain industries, including technology, life science and healthcare, private equity and venture capital and premium wine. Our future success depends, in part, upon the ability to manage this expanded business while strengthening our reputation among the venture capital and private equity communities, and other participants in the industries that legacy SVB served, which will pose substantial challenges for management, including challenges related to the management and monitoring of new and expanded operations and associated increased costs and complexity. We may be unsuccessful in this regard or fail to realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the SVBB Acquisition.

Credit Risks

Our concentration of loans and leases in certain industries increases the risk for losses and could impair our earnings if these industries experience economic difficulties.

Prior to the SVBB Acquisition, we had a substantial concentration of loans and leases in the medical and dental industries, as well as the rail business. A significant portion of the loans acquired in the SVBB Acquisition were concentrated in the technology, life science and healthcare sectors, as well as loans to former global private equity and venture capital clients of legacy SVB. Prior to the SVBB Acquisition, we did not have significant exposure to these industries. Although we believe our current loan portfolio is well-diversified, borrowers in certain industries may have a heightened vulnerability to negative economic conditions. For example, statutory or regulatory changes relevant to the medical and dental industries, or economic conditions in the market generally, could negatively impact these borrowers’ businesses and their ability to repay their loans with us. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Repayment of loans in the portfolios for early-stage and mid-stage privately held companies, including those acquired in the SVBB Acquisition, may depend upon receipt by those borrowers of additional financing from venture capitalists or others, or, in some cases, a successful sale to a third party, public offering or other form of liquidity event. In addition, decreases in the amount of equity capital available to early-stage and mid-stage companies, including through a decrease in merger and acquisition activity, could adversely impact the ability of borrowers to repay our loans in these industries. If such events occur, our levels of non-performing assets and charge offs may increase, and we may be required to increase our ACL through additional provisions on our income statement, which would reduce reported net income and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Market Risks

Recent bank failures have created significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system.

The recent failures of several high-profile banking institutions have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. These recent bank failures occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and more competition for bank deposits, and may increase the risk of a potential economic recession in the United States. Given the current environment, we may experience more deposit volatility as customers react to adverse events or market speculation involving financial institutions.

In response to the bank failures, the United States government may adopt a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and BHCs, including us. We may also be subject to any special assessment that the FDIC adopts to recover the loss to the Deposit Insurance Fund, and such assessment, if significant, could have an adverse effect on our business, financial condition, results of operations and prospects.

Liquidity Risks

If our current level of balance sheet liquidity were to experience pressure, it could affect our ability to pay deposits and fund our operations.

Our deposit base represents our primary source of core funding and balance sheet liquidity. We typically have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to non-core funding such as borrowings from the FHLB and the Federal Reserve, Federal Funds purchased lines and brokered deposits. In connection with the SVBB Acquisition, we also entered into binding terms and conditions pursuant to which the FDIC is providing a five-year, up to $70 billion line of credit. During the two-year period following the SVBB Acquisition Date, we may draw on the FDIC Credit Facility to support liquidity, including for deposit withdrawal or runoff and to fund the unfunded commercial lending commitments acquired in connection with the SVBB Acquisition. While we maintain access to these non-core funding sources, including the FDIC Credit Facility, some sources are dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend. Failure to access sources of liquidity may affect our ability to pay deposits and fund our operations.

Capital Adequacy Risks

Increases to our level of indebtedness could adversely affect our ability to raise additional capital and to meet our obligations.

In connection with the SVBB Acquisition, as initial payment under the Purchase Agreement, FCB issued a five-year Purchase Money Note of approximately $35.0 billion payable to the FDIC. Our existing debt, together with any future incurrence of additional indebtedness and preferred stock, including under the FDIC Credit Facility, could have consequences that are materially adverse to our business, financial condition or results of operations. For example, it could: (i) limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (ii) restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; (iii) restrict us from paying dividends to our stockholders; (iv) increase our vulnerability to general economic and industry conditions; or (v) require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities. Refer to the “Borrowings” sections of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

Financial Reporting Risks

The SVBB Acquisition has been accounted for under the purchase method of accounting and is based upon a preliminary valuation that involves significant estimates that are subject to change.

As required by U.S. GAAP, the SVBB Acquisition was accounted for under the purchase method of accounting and is based upon a preliminary valuation that involves significant estimates that are subject to change. The opening balances of acquired assets and assumed liabilities in connection with the SVBB Acquisition have not been audited and have been recorded at estimated fair value based on information currently available to the Company. In developing these fair value estimates, management was required to make significant estimates involving, among other things, the assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows and appropriate liquidity and coupon discounts. The loans purchased in connection with the SVBB Acquisition have credit profiles that differ from most banking companies. For example, many of the legacy SVB loans acquired were made to early-stage, privately held companies with modest or negative cash flows and/or no established record of profitable operations. In addition, a significant portion of the loans were comprised of larger loans equal to or greater than $20 million, and collateral for many of the legacy SVB loans in the technology, life science and healthcare industries include intellectual property and other intangible assets, which are difficult to value and not readily salable in the case of default. Furthermore, the receivables from the FDIC for the commercial shared loss agreement involve significant estimates that involve uncertainty. In addition, the core deposit intangibles was valued using the after-tax cost savings method under the income approach. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. The estimates used in creating the preliminary fair value estimates of the assets acquired and liabilities assumed may change as additional information becomes available, which could lead to changes in the Company’s fair value estimates. As such, we may experience more adverse outcomes than originally estimated, and the ACL may need to be revised.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) There were no repurchases of our stock during the three months ended March 31, 2023.

Item 6. Exhibits

2.1
Purchase and Assumption Agreement All Deposits dated March 27, 2023, by and among the Federal Deposit Insurance Corporation, received of Silicon Valley Bridge Bank, N.A., the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K/A filed March 31, 2023)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 8-K filed May 1, 2023)
4.1	Purchase Money Note issued on March 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K/A filed March 31, 2023)
10.1
Commercial Shared-Loss Agreement dated March 27, 2023, by and among the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A filed March 31, 2023)

10.2	First Citizens Cash-Settled Value Appreciation Instrument (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)
*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2023		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer