Form 10-Q
period 2023-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2023-08-04
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock— 13,514,849 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of July 31, 2023

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of certain abbreviations and acronyms we use throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ACL	Allowance for Credit Losses	HOA	Home Owner’s Association
AFS	Available for Sale	HQLS	High Quality Liquid Securities
AOCI	Accumulated Other Comprehensive Income	HTM	Held to Maturity
ASC	Accounting Standards Codification	ISDA	International Swaps and Derivatives Association
ASU	Accounting Standards Update	LIBOR	London Inter-Bank Offered Rate
BHC	Bank Holding Company	LGD	Loss Given Default
BOLI	Bank Owned Life Insurance	LOCOM	Lower of the Cost or Market Value
bps	Basis point(s); 1 bp = 0.01%	MD&A	Management’s Discussion and Analysis
C&I	Commercial and Industrial	MSRs	Mortgage Servicing Rights
CAB	Community Association Banking	NCCOB	North Carolina Commissioner of Banks
CCAR	Comprehensive Capital Analysis and Review	NII	Net Interest Income
CECL	Current Expected Credit Losses	NII Sensitivity	Net Interest Income Sensitivity
DPA	Deferred Purchase Agreement	NIM	Net Interest Margin
DTAs	Deferred Tax Assets	OREO	Other Real Estate Owned
EAD	Exposure at Default	PAA	Purchase Accounting Adjustments
ETR	Effective Tax Rate	PCA	Prompt corrective action
EVE Sensitivity	Economic Value of Equity Sensitivity	PCAOB	Public Company Accounting Oversight Board
FASB	Financial Accounting Standards Board	PCD	Purchased Credit Deteriorated
FCB	First-Citizens Bank & Trust Company	PD	Probability of Obligor Default
FDIC	Federal Deposit Insurance Corporation	R&S	Reasonable and Supportable
FHA	Federal Housing Administration	PPP	Paycheck Protection Program
FHC	Financial Holding Company	ROU	Right of Use
FHLB	Federal Home Loan Bank	RSU	Restricted Stock Unit
FOMC	Federal Open Market Committee	SBA	Small Business Administration
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
GAAP	Accounting Principles Generally Accepted in the U.S.	TDRs	Troubled Debt Restructuring
GDP	Gross Domestic Product	UPB	Unpaid Principal Balance
HFI	Held for Investment	VIE	Variable Interest Entity

PART I

Item 1. Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$917	$518
Interest-earning deposits at banks	37,846	5,025
Securities purchased under agreements to resell	298	—
Investment in marketable equity securities (cost of $75 at June 30, 2023 and $75 at December 31, 2022)	76	95
Investment securities available for sale (cost of $12,923 at June 30, 2023 and $9,967 at December 31, 2022), net of allowance for credit losses	11,894	8,995
Investment securities held to maturity (fair value of $8,652 at June 30, 2023 and $8,795 at December 31, 2022)	10,201	10,279
Assets held for sale	117	60
Loans and leases	133,015	70,781
Allowance for credit losses	(1,637)	(922)
Loans and leases, net of allowance for credit losses	131,378	69,859
Operating lease equipment, net	8,531	8,156
Premises and equipment, net	1,782	1,456
Goodwill	346	346
Other intangible assets	347	140
Other assets	5,769	4,369
Total assets	$209,502	$109,298
Liabilities
Deposits:
Noninterest-bearing	$44,547	$24,922
Interest-bearing	96,617	64,486
Total deposits	141,164	89,408
Credit balances of factoring clients	1,067	995
Borrowings:
Short-term borrowings	454	2,186
Long-term borrowings	39,685	4,459
Total borrowings	40,139	6,645
Other liabilities	7,361	2,588
Total liabilities	189,731	99,636
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 and 10,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively)	881	881
Common stock:
Class A - $1 par value (32,000,000 and 16,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 13,514,849 and 13,501,017 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	14	14
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at June 30, 2023 and December 31, 2022)	1	1
Additional paid in capital	4,106	4,109
Retained earnings	15,541	5,392
Accumulated other comprehensive loss	(772)	(735)
Total stockholders’ equity	19,771	9,662
Total liabilities and stockholders’ equity	$209,502	$109,298
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions, except share and per share data	2023	2022	2023	2022
Interest income
Interest and fees on loans	$2,353	$655	$3,370	$1,276
Interest on investment securities	120	89	227	172
Interest on deposits at banks	480	13	567	19
Total interest income	2,953	757	4,164	1,467
Interest expense
Deposits	575	42	863	81
Borrowings	417	15	490	37
Total interest expense	992	57	1,353	118
Net interest income	1,961	700	2,811	1,349
Provision for credit losses	151	42	934	506
Net interest income after provision for credit losses	1,810	658	1,877	843
Noninterest income
Rental income on operating lease equipment	238	213	471	421
Fee income and other service charges	69	37	116	71
Client investment fees	52	—	54	—
Wealth management services	51	37	91	72
International fees	32	2	36	4
Service charges on deposit accounts	44	28	68	55
Factoring commissions	20	27	39	54
Cardholder services, net	41	26	62	51
Merchant services, net	14	9	24	19
Insurance commissions	14	11	27	23
Realized loss on sale of investment securities available for sale, net	—	—	(14)	—
Fair value adjustment on marketable equity securities, net	(10)	(6)	(19)	(3)
Bank-owned life insurance	2	9	7	17
Gain on sale of leasing equipment, net	4	5	8	11
Gain on acquisition	55	—	9,879	431
Gain on extinguishment of debt	—	—	—	6
Other noninterest income	32	26	68	42
Total noninterest income	658	424	10,917	1,274
Noninterest expense
Depreciation on operating lease equipment	91	89	180	170
Maintenance and other operating lease expenses	56	47	112	90
Salaries and benefits	775	345	1,195	701
Net occupancy expense	64	48	114	96
Equipment expense	133	54	191	106
Professional fees	21	11	32	23
Third-party processing fees	54	26	84	50
FDIC insurance expense	22	9	40	21
Marketing expense	41	9	56	17
Acquisition-related expenses	205	34	233	169
Intangible asset amortization	18	6	23	12
Other noninterest expense	92	67	167	100
Total noninterest expense	1,572	745	2,427	1,555
Income before income taxes	896	337	10,367	562
Income tax expense	214	82	167	36
Net income	$682	$255	$10,200	$526
Preferred stock dividends	15	17	29	24
Net income available to common stockholders	$667	$238	$10,171	$502
Earnings per common share
Basic	$45.90	$14.87	$700.10	$31.52
Diluted	$45.87	$14.86	$699.53	$31.48
Weighted average common shares outstanding
Basic	14,528,134	16,023,613	14,527,417	15,918,978
Diluted	14,537,938	16,035,090	14,539,176	15,937,826
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in millions	2023	2022	2023	2022
Net income	$682	$255	$10,200	$526
Other comprehensive loss, net of tax
Net unrealized loss on securities available for sale	(100)	(163)	(42)	(481)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	1	—	1	1
Net change in defined benefit pension items	(4)	3	4	5
Other comprehensive loss, net of tax	$(103)	$(160)	$(37)	$(475)
Total comprehensive income	$579	$95	$10,163	$51
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2023	$881	$14	$1	$4,104	$14,885	$(669)	$19,216
Net income	—	—	—	—	682	—	682
Other comprehensive loss, net of tax	—	—	—	—	—	(103)	(103)
Stock based compensation	—	—	—	2	—	—	2
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(10)	—	(10)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2023	$881	$14	$1	$4,106	$15,541	$(772)	$19,771

Balance at March 31, 2022	$881	$15	$1	$5,344	$4,634	$(305)	$10,570
Net income	—	—	—	—	255	—	255
Other comprehensive loss, net of tax	—	—	—	—	—	(160)	(160)
Stock based compensation	—	—	—	1	—	—	1
Cash dividends declared ( $0.47 per common share):
Class A common stock	—	—	—	—	(7)	—	(7)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(9)	—	(9)
Series C	—	—	—	—	(3)	—	(3)
Balance at June 30, 2022	$881	$15	$1	$5,345	$4,865	$(465)	$10,642

	Six Months Ended June 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	10,200	—	10,200
Other comprehensive loss, net of tax	—	—	—	—	—	(37)	(37)
Stock based compensation	—	—	—	(3)	—	—	(3)
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(20)	—	(20)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(14)	—	(14)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2023	$881	$14	$1	$4,106	$15,541	$(772)	$19,771

Balance at December 31, 2021	$340	$9	$1	$—	$4,378	$10	$4,738
Net income	—	—	—	—	526	—	526
Other comprehensive loss, net of tax	—	—	—	—	—	(475)	(475)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	72	—	—	72
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(14)	—	(14)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared
Series A	—	—	—	—	(9)	—	(9)
Series B	—	—	—	—	(9)	—	(9)
Series C	—	—	—	—	(6)	—	(6)
Balance at June 30, 2022	$881	$15	$1	$5,345	$4,865	$(465)	$10,642

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
dollars in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,200	$526
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	934	506
Deferred tax (benefit) expense	(404)	14
Depreciation, amortization, and accretion, net	90	263
Stock based compensation expense	3	14
Realized loss on sale of investment securities available for sale, net	14	—
Fair value adjustment on marketable equity securities, net	19	3
Loss (gain) on sale of loans, net	1	(6)
Gain on sale of operating lease equipment, net	(8)	(11)
Gain on sale of premises and equipment, net	—	(4)
Gain on other real estate owned, net	(2)	(6)
Gain on acquisition	(9,879)	(431)
Gain on extinguishment of debt	—	(6)
Origination of loans held for sale	(286)	(342)
Proceeds from sale of loans held for sale	227	386
Net change in other assets	(70)	358
Net change in other liabilities	(274)	(11)
Other operating activities	(11)	(22)
Net cash provided by operating activities	554	1,231
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-earning deposits at banks	1,110	5,514
Purchases of investment securities available for sale	(3,095)	(1,284)
Proceeds from maturities of investment securities available for sale	486	676
Proceeds from sales of investment securities available for sale	1	—
Purchases of investment securities held to maturity	(213)	—
Proceeds from maturities of investment securities held to maturity	307	526
Net increase in securities purchased under agreements resell	(298)	—
Net decrease (increase) in loans	6,284	(2,153)
Proceeds from sales of loans	263	116
Net decrease (increase) in credit balances of factoring clients	72	(463)
Purchases of operating lease equipment	(586)	(339)
Proceeds from sales of operating lease equipment	76	40
Purchases of premises and equipment	(128)	(39)
Proceeds from sales of premises and equipment	—	12
Proceeds from sales of other real estate owned	10	22
Cash acquired, net of cash paid as consideration for acquisition	879	134
Other investing activities	1,373	(70)
Net cash provided by investing activities	6,541	2,692
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	5,466	(1,676)
Net decrease in demand and other interest-bearing deposits	(9,780)	(110)
Net change in securities sold under customer repurchase agreements	9	57
Repayment of short-term borrowings	(2,250)	—
Proceeds from issuance of short-term borrowings	500	—
Repayment of long-term borrowings	(10,573)	(3,542)
Proceeds from issuance of long-term borrowings	9,990	1,652
Cash dividends paid	(52)	(38)
Other financing activities	(7)	(21)
Net cash used in financing activities	(6,697)	(3,678)
Change in cash and due from banks	398	245
Cash and due from banks at beginning of period	518	338
Cash and due from banks at end of period	$917	$583

	Six Months Ended June 30,
dollars in millions	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$1,367	$209
Income taxes	427	(2)
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	20	2
Transfers of premises and equipment to other real estate	4	12
Dividends declared but not paid	—	1
Transfer of assets from held for investment to held for sale	261	55
Transfer of assets from held for sale to held for investment	11	21
Loans held for sale exchanged for investment securities	—	38
Commitments extended during the period on affordable housing investment credits	40	20
Issuance of common stock as consideration for CIT Merger	—	5,278
Stock based compensation as consideration for CIT Merger	—	81
Issuance of preferred stock as consideration for CIT Merger	—	541
Purchase Money Note as consideration for SVBB Acquisition	35,808	—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or the “Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate a network of more than 560 branches in 23 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States. BancShares provides various types of commercial and consumer banking services, including lending, leasing and wealth management services. Deposit services include checking, savings, money market and time deposit accounts.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions impact the amounts reported in the consolidated financial statements and accompanying notes and the disclosures provided, and actual results could differ from those estimates. The significant estimates related to the determination of the allowance for credit losses (“ACL”) and fair values of loans acquired in and the core deposit intangibles associated with a business combination are considered critical accounting estimates.

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

Securities Purchased Under Agreement to Resell
Securities purchased under agreement to resell (“reverse repos”) are accounted for as collateralized financing transactions as the terms of such purchase agreements do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income.

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

Purchased Credit Deteriorated Loans and Leases
Purchased loans and leases that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans and leases. PCD loans and leases are recorded at acquisition-date amortized cost, which is the purchase price or fair value in a business combination, plus BancShares' initial ACL, which results in a gross up of the loan balance (the “PCD Gross-Up”). The initial ACL for PCD loans and leases is established through the PCD Gross-Up and there is no corresponding increase to the provision for credit losses. The difference between the UPB and the acquisition date amortized cost resulting from the PCD Gross-Up is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. Refer to Note 5 – Allowance for Credit Losses for additional information.

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

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, FCB may obtain rights that include an option to purchase a position in a client company's stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. These are generally categorized as Level 3 on the fair value hierarchy due to lack of direct observable pricing and a general lack of liquidity due to the private nature of the associated underlying company.

Noninterest Income
Refer to Note 1 — Significant Accounting Policies and Basis of Presentation in the 2022 Form 10-K for a discussion on revenue recognition and description of noninterest revenue-generating activities. Descriptions of significant noninterest income new to BancShares due to the SVBB Acquisition are summarized below.

Client investment fees
Client investment fees are earned from discretionary investment management and related transaction-based services. For discretionary investment management services, revenue is recognized monthly based on the clients’ assets under management. Transaction-based fees are earned on fixed income securities and repurchase agreements when transactions are executed. Amounts paid to third-party providers are not reflected in the transaction price because FCB is an agent for such services.

International fees
International fees primarily include foreign exchange fees. Foreign exchange fees represent the difference between foreign currency's purchase and sale price in spot contracts. These fees are recognized when contracts are executed with our clients. Fees related to other foreign exchange contracts are recognized outside the scope of Accounting Standards Codification (“ASC 606”) because they are considered derivatives.

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

BancShares has determined that the SVBB Acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on preliminary valuations as of March 27, 2023. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the SVBB Acquisition and other future events that are highly subjective in nature and may require adjustments.

FCB and the FDIC are awaiting conclusion of the customary final settlement process to determine whether certain assets and liabilities of SVBB will remain with the FDIC or be acquired or assumed by FCB (“Final Settlement”). As a result of progress toward Final Settlement made during the second quarter of 2023, we acquired additional net assets with book values of $702 million, primarily consisting of investment securities and cash, and reflected a corresponding increase to the principal amount of the Purchase Money Note (as defined and described below). While substantial progress was made during the second quarter of 2023, certain items remain pending as of June 30, 2023. The pending items primarily include certain intangible assets of a SVBB subsidiary and remaining options for leased bank premises and related furniture and equipment. These pending items are not reflected in the “Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed” table below.

We continue to review information relating to events or circumstances existing at the SVBB Acquisition Date that could impact the preliminary fair value estimates. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the SVBB Acquisition Date (the “Measurement Period”). We believe the preliminary fair value estimates of assets acquired and liabilities assumed, including the affects of Measurement Period adjustments through June 30, 2023, provide a reasonable basis for determining the preliminary gain on acquisition. The fair value measurements of loans, core deposit intangibles, low-income housing tax credits, unfunded commitments, premises and equipment, and intangibles related to the Shared-Loss Agreement (as defined below) are preliminary at June 30, 2023 as we identify and assess information regarding the nature of these assets and liabilities and review the associated valuation assumptions and methodologies. Further, as described above, whether certain assets and liabilities are acquired or assumed by FCB is subject to the conclusion of Final Settlement. The tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the SVBB Acquisition Date. As such, the amounts recorded for tax assets and liabilities are considered provisional as we continue to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed, as well as the tax impact on the preliminary gain on acquisition.

Pursuant to the terms of the SVBB Purchase Agreement, FCB acquired assets with an estimated total fair value of approximately $107.26 billion as of the SVBB Acquisition Date, primarily including $68.46 billion of loans, net of the initial ACL for PCD loans, and $35.31 billion of cash and interest-earning deposits at banks. FCB also assumed liabilities with an estimated total fair value of approximately $61.07 billion, primarily including $55.90 billion of customer deposits. The deposits were acquired without a premium and the assets were acquired at a discount of approximately $16.45 billion pursuant to the terms of the SVBB Purchase Agreement. Further details regarding the fair values of the acquired assets and assumed liabilities are provided in the “Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed” table below.

In connection with the SVBB Acquisition, FCB issued a five-year note of approximately $36 billion payable to the FDIC (the “Purchase Money Note”). The Purchase Money Note will be primarily secured by all loans (other than certain consumer loans and related collateral) and certain real estate and bank premises acquired by FCB from the FDIC, as well as certain other assets acquired, including specified rights under the SVBB Purchase Agreement and Shared-Loss Agreement. The interest rate is 3.50% per annum. FCB may prepay the principal of the Purchase Money Note at any time, without premium or penalty, upon notice to the FDIC. The principal amount of the Purchase Money Note is based on the book value of net assets acquired less the asset discount of $16.45 billion pursuant to the terms of the SVBB Purchase Agreement. The principal amount of the Purchase Money Note is subject to change upon Final Settlement (as defined and described above).

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

FCB and the FDIC also entered into terms and conditions for a five-year, up to $70 billion line of credit to FCB (the “Credit Facility”) provided by the FDIC. During the two-year period following the SVBB Acquisition Date, FCB may draw on the Credit Facility to support liquidity, including for deposit withdrawal or runoff and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition (the “Acquired Unfunded Commitments”). The Credit Facility is secured by the loans and other extensions of credit acquired pursuant to the SVBB Acquisition, including Acquired Unfunded Commitments subsequently funded by FCB. Interest on outstanding principal will accrue at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 25 basis points (but in no event less than 0.00%).

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

The following tables provide the purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the SVBB Acquisition Date. The amounts below reflect Measurement Period adjustments made during the second quarter of 2023, which increased the preliminary after tax gain on acquisition by $55 million. These Measurement Period adjustments primarily relate to refined fair value estimates for acquired affordable housing tax credit investments, loans, and assets and liabilities of acquired SVBB subsidiaries.

Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed

dollars in millions	Fair Value Purchase Price Allocation as of March 27, 2023
Purchase price consideration
Purchase Money Note (1)	$35,808
Value Appreciation Instrument	500
Purchase price consideration	$36,308
Assets
Cash and due from banks	1,379
Interest-earning deposits at banks	33,932
Investment securities	385
Loans and leases, net of PCD ACL	68,460
Affordable housing tax credit investments	1,273
Premises and equipment	310
Core deposit intangibles	230
Other assets	1,286
Total assets acquired	$107,255
Liabilities
Deposits	55,899
Borrowings	10
Deferred tax liabilities	3,277
Other liabilities	1,882
Total liabilities assumed	$61,068
Fair value of net assets acquired	46,187
Preliminary gain on acquisition, after income taxes (2)	$9,879
Preliminary gain on acquisition, before income taxes (2)	$13,156
(1) The principal amount of the Purchase Money Note is the book value of net assets acquired of approximately $52.522 billion less the asset discount of $16.450 billion pursuant to the SVBB Purchase Agreement. The $35.808 billion above is net of a fair value discount of approximately $264 million.
(2) The difference between the preliminary gain on acquisition before and after taxes reflects the deferred tax liabilities recorded in the SVBB Acquisition, as presented above.

The preliminary gain on acquisition of $9.88 billion included in noninterest income represents the excess of the fair value of net assets acquired over the purchase price. The following is a description of the methods used to determine the estimated fair values of the Purchase Money Note and significant assets acquired and liabilities assumed, as presented above.

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

BancShares’ accounting methods for acquired Non-PCD and PCD loans and leases are discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. The following table presents the UPB and fair value of the loans and leases acquired by BancShares in the SVBB Acquisition as of the SVBB Acquisition Date. The fair value of Non-PCD loans and leases was $66.42 billion, compared to the UPB of $68.73 billion, resulting in a discount of $2.31 billion that will be accreted into income over the contractual life of the loan using the effective interest method.

Loans and Leases Acquired

dollars in millions	Loans and Leases
	UPB	Fair Value
Non-PCD loans and leases	$68,729	$66,424
PCD loans and leases	2,558	2,036
Total loans and leases	$71,287	$68,460

The following table summarizes PCD loans and leases that BancShares acquired in the SVBB Acquisition.

PCD Loans and Leases

dollars in millions	Total PCD from SVBB Acquisition
UPB	$2,558
Fair value	2,036
Fair value discount	522
PCD gross-up	(220)
Non-credit discount (1)	$302
(2) The non-credit discount of $302 million will be accreted into income over the contractual life of the loan using the effective interest method.

Affordable housing tax credit investments
The fair values of the affordable housing tax credit investments were determined based on discounted cash flows. The cash flow projections considered tax credits and net cash flows from operating losses and tax depreciation. The discount rate was determined using observable market data points for similar investments.

Premises and equipment
Fair values for furniture and fixtures, computer software and other equipment were determined using the cost approach.

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

Other assets
The following table details other assets acquired:

Other Assets

dollars in millions	Fair Value
Accrued interest receivable	$428
Federal Home Loan Bank stock / Federal Reserve Bank stock	320
Fair value of derivative financial instruments, net	197
Other	341
Total other assets	$1,286

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

Other liabilities
The following table details other liabilities assumed:

dollars in millions	Fair Value
Commitments to fund tax credit investments	$715
Fair value of derivative financial instruments, net	336
Accrued expenses and accounts payable	262
Reserve for off-balance sheet credit exposures	253
Accrued interest payable	113
Other	203
Total other liabilities	$1,882

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

Unaudited Pro Forma Information - SVBB Acquisition
The amount of net interest income, noninterest income and net income of $700 million, $183 million and $224 million, respectively, attributable to the SVBB Acquisition were included in BancShares’ Consolidated Statement of Income for the six months ended June 30, 2023. SVBB’s net interest income, noninterest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

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

The CIT Merger has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the Merger Date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the merger and other future events that are highly subjective in nature and may require adjustments.

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

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at June 30, 2023 and December 31, 2022.

Amortized Cost and Fair Value - Investment Securities

dollars in millions	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$4,763	$—	$(129)	$4,634
Government agency	143	—	(3)	140
Residential mortgage-backed securities	5,443	—	(633)	4,810
Commercial mortgage-backed securities	1,776	—	(199)	1,577
Corporate bonds (1)	538	—	(62)	476
Municipal bonds	260	—	(3)	257
Total investment securities available for sale (1)	$12,923	$—	$(1,029)	$11,894
Investment in marketable equity securities	$75	$10	$(9)	$76
Investment securities held to maturity
U.S. Treasury	$476	$—	$(50)	$426
Government agency	1,502	—	(174)	1,328
Residential mortgage-backed securities	4,406	—	(690)	3,716
Commercial mortgage-backed securities	3,518	—	(595)	2,923
Supranational securities	297	—	(40)	257
Other	2	—	—	2
Total investment securities held to maturity	$10,201	$—	$(1,549)	$8,652
Total investment securities(1)	$23,199	$10	$(2,587)	$20,622
(1) Balances presented net of allowance for credit losses of $3 million.
	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,035	$—	$(137)	$1,898
Government agency	164	—	(2)	162
Residential mortgage-backed securities	5,424	1	(630)	4,795
Commercial mortgage-backed securities	1,774	—	(170)	1,604
Corporate bonds	570	—	(34)	536
Total investment securities available for sale	$9,967	$1	$(973)	$8,995
Investment in marketable equity securities	$75	$21	$(1)	$95
Investment securities held to maturity
U.S. Treasury	$474	$—	$(50)	$424
Government agency	1,548	—	(186)	1,362
Residential mortgage-backed securities	4,605	—	(723)	3,882
Commercial mortgage-backed securities	3,355	—	(484)	2,871
Supranational securities	295	—	(41)	254
Other	2	—	—	2
Total investment securities held to maturity	$10,279	$—	$(1,484)	$8,795
Total investment securities	$20,321	$22	$(2,458)	$17,885

Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. U.S. Treasury investments represents T-bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Association (“SBA”), Federal Home Loan Bank (“FHLB”) and other agencies. Investments in corporate bonds represent positions in debt securities of other financial institutions. Municipal bonds are general obligation bonds that were acquired in the SVBB Acquisition. Investments in supranational securities represent securities issued by the Supranational Entities and Multilateral Development Banks. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Other held to maturity investments include certificates of deposit with other financial institutions.

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

Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At June 30, 2023, accrued interest receivables for available for sale and held to maturity debt securities were $35 million and $18 million, respectively. At December 31, 2022, accrued interest receivables for available for sale and held to maturity debt securities were $33 million and $19 million, respectively. During the three and six months ended June 30, 2023 and 2022, there was no accrued interest that was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

dollars in millions	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$2,987	$2,975	$37	$37
After one through five years	1,910	1,787	2,068	1,928
After five through 10 years	510	457	483	455
After 10 years	154	148	17	14
Government agency	143	140	164	162
Residential mortgage-backed securities	5,443	4,810	5,424	4,795
Commercial mortgage-backed securities	1,776	1,577	1,774	1,604
Total investment securities available for sale (1)	$12,923	$11,894	$9,967	$8,995
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$2	$2	$51	$51
After one through five years	1,581	1,426	1,479	1,328
After five through 10 years	694	585	789	663
Residential mortgage-backed securities	4,406	3,716	4,605	3,882
Commercial mortgage-backed securities	3,518	2,923	3,355	2,871
Total investment securities held to maturity	$10,201	$8,652	$10,279	$8,795
(1)     Balances as of June 30, 2023 are presented net of the allowance for credit losses of $3 million.
The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income - taxable investment securities	$118	$89	$224	$171
Interest income - nontaxable investment securities	2	—	2	—
Dividend income - marketable equity securities	—	—	1	1
Interest on investment securities	$120	$89	$227	$172

The following table presents the gross realized losses on the sales of investment securities available for sale:

Realized Losses on Debt Securities Available For Sale

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains on sales of investment securities available for sale	$—	$—	$—	$—
Gross realized losses on sales of investment securities available for sale	—	—	(14)	—
Net realized losses on sales of investment securities available for sale	$—	$—	$(14)	$—

The following table provides the fair value adjustment on marketable equity securities:

Fair Value Adjustment on Marketable Equity Securities

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value adjustment on marketable equity securities, net	$(10)	$(6)	$(19)	$(3)

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$2,760	$(2)	$1,874	$(127)	$4,634	$(129)
Government agency	51	(1)	89	(2)	140	(3)
Residential mortgage-backed securities	896	(33)	3,854	(600)	4,750	(633)
Commercial mortgage-backed securities	564	(17)	999	(182)	1,563	(199)
Corporate bonds (1)	216	(19)	260	(43)	476	(62)
Municipal bonds	248	(3)	—	—	248	(3)
Total (1)	$4,735	$(75)	$7,076	$(954)	$11,811	$(1,029)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$403	$(27)	$1,495	$(110)	$1,898	$(137)
Government agency	65	(1)	62	(1)	127	(2)
Residential mortgage-backed securities	1,698	(165)	3,001	(465)	4,699	(630)
Commercial mortgage-backed securities	836	(53)	752	(117)	1,588	(170)
Corporate bonds	499	(30)	37	(4)	536	(34)
Municipal bonds	—	—	—	—	—	—
Total	$3,501	$(276)	$5,347	$(697)	$8,848	$(973)
(1)     Balances as of June 30, 2023 are presented net of the allowance for credit losses of $3 million.

As of June 30, 2023, there were 389 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 345 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 44 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of June 30, 2023, no ACL was required. For corporate bonds and municipal bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that three corporate bonds carry credit-related losses of $3 million as of June 30, 2023, which is reflected in the provision for credit losses as presented in Note 5 — Allowance for Credit Losses.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities and Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities and Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of June 30, 2023, no ACL was required for held to maturity debt securities.

Investment securities having an aggregate carrying value of $4.03 billion at June 30, 2023, and $4.20 billion at December 31, 2022, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of June 30, 2023 or December 31, 2022.

There were no debt securities held to maturity on non-accrual status as of June 30, 2023 or December 31, 2022.

Certain investments held by BancShares were recorded in other assets. BancShares held FHLB stock of $119 million and $197 million at June 30, 2023 and December 31, 2022, respectively; these securities are recorded at cost. BancShares held $58 million and $58 million of nonmarketable securities without readily determinable fair values, which are measured at cost at June 30, 2023 and December 31, 2022, respectively. Investments in qualified affordable housing projects, all of which are accounted for under the proportional amortization method were $1.81 billion and $598 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment. As disclosed in Note 2 — Business Combinations, the following tables and text data as of June 30, 2023 include loans acquired in the SVBB Acquisition.

Loans by Class

dollars in millions	June 30, 2023	December 31, 2022
Commercial
Commercial construction	$3,182	$2,804
Owner occupied commercial mortgage	14,748	14,473
Non-owner occupied commercial mortgage	10,733	9,902
Commercial and industrial	25,376	24,105
Leases	2,130	2,171
Total commercial	56,169	53,455
Consumer
Residential mortgage	14,065	13,309
Revolving mortgage	1,900	1,951
Consumer auto	1,425	1,414
Consumer other	657	652
Total consumer	18,047	17,326
SVB
Global fund banking	29,333	—
Investor dependent - early stage	1,840	—
Investor dependent - growth stage	4,052	—
Innovation C&I and cash flow dependent	8,905	—
Private Bank	9,580	—
CRE	2,530	—
Other	2,559	—
Total SVB	58,799	—
Total loans and leases	$133,015	$70,781

At June 30, 2023 and December 31, 2022, accrued interest receivable on loans included in other assets was $601 million and $203 million, respectively, and was excluded from the estimate of credit losses.

There was a discount on acquired loans because the fair value was lower than the UPB as further discussed in Note 2 — Business Combinations. The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method as further discussed in Note 1 — Significant Accounting Policies and Basis of Presentation. Accretion for the discount on acquired loans was $243 million and $260 million for the three and six months ended June 30, 2023, respectively.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	June 30, 2023	December 31, 2022
Deferred (fees) costs, including unamortized costs and unearned fees on non-PCD loans	$(17)	$34

Net unamortized discount on acquired loans
Non-PCD	$2,202	$73
PCD	276	45
Total net unamortized discount	$2,478	$118

The aging of the outstanding loans and leases by class at June 30, 2023 and December 31, 2022 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$—	$9	$1	$10	$3,172	$3,182
Owner occupied commercial mortgage	20	9	39	68	14,680	14,748
Non-owner occupied commercial mortgage	38	115	260	413	10,320	10,733
Commercial and industrial	84	38	83	205	25,171	25,376
Leases	32	19	14	65	2,065	2,130
Total commercial	174	190	397	761	55,408	56,169
Consumer
Residential mortgage	113	21	46	180	13,885	14,065
Revolving mortgage	12	2	8	22	1,878	1,900
Consumer auto	8	1	1	10	1,415	1,425
Consumer other	3	2	3	8	649	657
Total consumer	136	26	58	220	17,827	18,047
SVB
Global fund banking	6	—	—	6	29,327	29,333
Investor dependent - early stage	3	3	21	27	1,813	1,840
Investor dependent - growth stage	—	8	12	20	4,032	4,052
Innovation C&I and cash flow dependent	15	2	19	36	8,869	8,905
Private Bank	9	10	17	36	9,544	9,580
CRE	1	2	—	3	2,527	2,530
Other	5	2	4	11	2,548	2,559
Total SVB	39	27	73	139	58,660	58,799
Total loans and leases	$349	$243	$528	$1,120	$131,895	$133,015

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$50	$—	$1	$51	$2,753	$2,804
Owner occupied commercial mortgage	29	5	25	59	14,414	14,473
Non-owner occupied commercial mortgage	76	144	11	231	9,671	9,902
Commercial and industrial	173	26	53	252	23,853	24,105
Leases	59	17	16	92	2,079	2,171
Total commercial	387	192	106	685	52,770	53,455
Consumer
Residential mortgage	73	16	52	141	13,168	13,309
Revolving mortgage	9	3	8	20	1,931	1,951
Consumer auto	7	1	1	9	1,405	1,414
Consumer other	4	2	3	9	643	652
Total consumer	93	22	64	179	17,147	17,326
Total loans and leases	$480	$214	$170	$864	$69,917	$70,781

The amortized cost by class of loans and leases on non-accrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2023 and December 31, 2022 are presented below.

Loans on Non-Accrual Status (1) (2)

dollars in millions	June 30, 2023		December 31, 2022
	Non-Accrual Loans	Loans > 90 Days and Accruing	Non-Accrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$4	$—	$48	$—
Owner occupied commercial mortgage	51	8	41	2
Non-owner occupied commercial mortgage	318	1	228	—
Commercial and industrial	216	30	184	41
Leases	33	3	28	7
Total commercial	622	42	529	50
Consumer
Residential mortgage	72	7	75	10
Revolving mortgage	17	—	18	—
Consumer auto	4	—	4	—
Consumer other	1	3	1	3
Total consumer	94	10	98	13
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	26	3	—	—
Investor dependent - growth stage	100	—	—	—
Innovation C&I and cash flow dependent	43	13	—	—
Private Bank	29	2	—	—
CRE	14	—	—	—
Other	1	4	—	—
Total SVB	213	22	—	—
Total loans and leases	$929	$74	$627	$63
(1)    Accrued interest that was reversed when the loan went to non-accrual status was $5 million for the six months ended June 30, 2023 and $4 million for the year ended December 31, 2022.
(2)    Non-accrual loans for which there was no related ACL totaled $74 million at June 30, 2023 and $63 million at December 31, 2022.

Other real estate owned (“OREO”) and repossessed assets were $64 million as of June 30, 2023 and $47 million as of December 31, 2022.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at June 30, 2023 and December 31, 2022, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

June 30, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$369	$1,260	$775	$374	$99	$60	$85	$—	$3,022
Special Mention	—	58	—	49	30	—	—	—	137
Substandard	1	2	14	—	1	5	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	370	1,320	789	423	130	65	85	—	3,182
Owner occupied commercial mortgage
Pass	981	2,740	3,221	2,808	1,699	2,497	167	—	14,113
Special Mention	7	49	13	25	21	69	8	—	192
Substandard	6	35	98	70	43	185	6	—	443
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	994	2,824	3,332	2,903	1,763	2,751	181	—	14,748
Non-owner occupied commercial mortgage
Pass	1,182	2,575	1,660	1,669	1,119	1,349	47	—	9,601
Special Mention	7	—	—	95	111	74	—	—	287
Substandard	1	2	12	92	382	301	—	—	790
Doubtful	—	—	—	—	46	9	—	—	55
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	1,190	2,577	1,672	1,856	1,658	1,733	47	—	10,733
Commercial and industrial
Pass	5,139	5,141	3,512	1,706	1,233	1,285	5,421	4	23,441
Special Mention	58	114	135	91	52	40	110	—	600
Substandard	44	142	123	204	131	261	232	1	1,138
Doubtful	—	8	6	1	23	24	20	—	82
Ungraded	—	—	—	—	—	—	115	—	115
Total commercial and industrial	5,241	5,405	3,776	2,002	1,439	1,610	5,898	5	25,376
Leases
Pass	415	595	387	292	146	105	—	—	1,940
Special Mention	10	23	12	10	6	2	—	—	63
Substandard	14	34	26	22	9	11	—	—	116
Doubtful	—	4	3	2	1	1	—	—	11
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	439	656	428	326	162	119	—	—	2,130
Total commercial	$8,234	$12,782	$9,997	$7,510	$5,152	$6,278	$6,211	$5	$56,169

SVB - Risk Classifications by Class

June 30, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$168	$180	$129	$96	$42	$8	$28,646	$39	$29,308
Special Mention	—	—	—	—	—	—	14	—	14
Substandard	—	—	—	—	—	—	11	—	11
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	168	180	129	96	42	8	28,671	39	29,333
Investor dependent - early stage
Pass	115	893	298	83	33	6	142	2	1,572
Special Mention	2	1	—	—	—	—	—	—	3
Substandard	1	69	85	19	7	2	55	—	238
Doubtful	—	16	3	2	—	—	6	—	27
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	118	979	386	104	40	8	203	2	1,840
Investor dependent - growth stage
Pass	333	1,219	988	460	119	145	233	5	3,502
Special Mention	—	19	55	19	—	1	—	—	94
Substandard	5	119	100	78	8	19	28	—	357
Doubtful	—	36	34	10	8	6	5	—	99
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	338	1,393	1,177	567	135	171	266	5	4,052
Innovation C&I and cash flow dependent
Pass	406	1,527	1,112	1,123	594	479	2,682	—	7,923
Special Mention	—	85	37	—	27	49	72	—	270
Substandard	47	110	115	114	11	38	234	—	669
Doubtful	—	—	1	17	—	—	25	—	43
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	453	1,722	1,265	1,254	632	566	3,013	—	8,905
Private bank
Pass	696	2,298	2,205	1,411	789	1,218	899	9	9,525
Special Mention	—	2	2	—	—	6	6	—	16
Substandard	—	—	—	—	2	9	4	—	15
Doubtful	—	—	—	1	1	22	—	—	24
Ungraded	—	—	—	—	—	—	—	—	—
Total private bank	696	2,300	2,207	1,412	792	1,255	909	9	9,580
CRE
Pass	171	543	251	182	196	876	85	5	2,309
Special Mention	—	3	11	3	3	17	—	—	37
Substandard	—	1	2	21	98	46	2	—	170
Doubtful	—	—	2	—	1	11	—	—	14
Ungraded	—	—	—	—	—	—	—	—	—
Total CRE	171	547	266	206	298	950	87	5	2,530
Other
Pass	97	456	416	311	139	543	372	65	2,399
Special Mention	—	13	8	13	—	16	5	—	55
Substandard	—	25	9	10	6	29	26	—	105
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total Other	97	494	433	334	145	588	403	65	2,559
Total SVB	$2,041	$7,615	$5,863	$3,973	$2,084	$3,546	$33,552	$125	$58,799

Consumer Loans - Delinquency Status by Class

June 30, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$1,221	$3,513	$3,615	$1,984	$740	$2,804	$8	$—	$13,885
30-59 days	3	15	11	7	6	71	—	—	113
60-89 days	—	2	5	2	1	11	—	—	21
90 days or greater	—	1	1	2	—	42	—	—	46
Total residential mortgage	1,224	3,531	3,632	1,995	747	2,928	8	—	14,065
Revolving mortgage
Current	—	—	—	—	—	—	1,792	86	1,878
30-59 days	—	—	—	—	—	—	9	3	12
60-89 days	—	—	—	—	—	—	1	1	2
90 days or greater	—	—	—	—	—	—	4	4	8
Total revolving mortgage	—	—	—	—	—	—	1,806	94	1,900
Consumer auto
Current	276	514	324	171	81	49	—	—	1,415
30-59 days	1	2	2	1	1	1	—	—	8
60-89 days	—	—	1	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	—	—	—	1
Total consumer auto	277	517	327	172	82	50	—	—	1,425
Consumer other
Current	74	128	65	10	5	19	348	—	649
30-59 days	—	—	—	—	—	1	2	—	3
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	74	128	65	10	5	22	353	—	657
Total consumer	$1,575	$4,176	$4,024	$2,177	$834	$3,000	$2,167	$94	$18,047

The following tables represent current credit quality indicators by origination year as of December 31, 2022:

Commercial Loans - Risk Classifications by Class

December 31, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$1,140	$759	$511	$157	$27	$75	$42	$—	$2,711
Special Mention	4	—	18	18	—	—	—	—	40
Substandard	2	—	—	43	—	5	—	—	50
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,146	759	529	221	27	80	42	—	2,804
Owner occupied commercial mortgage
Pass	2,773	3,328	2,966	1,825	1,048	1,867	177	—	13,984
Special Mention	33	14	32	33	18	49	2	—	181
Substandard	24	47	41	28	47	114	6	—	307
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,830	3,389	3,039	1,886	1,113	2,031	185	—	14,473
Non-owner occupied commercial mortgage
Pass	2,501	1,658	1,794	1,397	680	933	48	—	9,011
Special Mention	—	1	69	38	35	10	1	—	154
Substandard	3	11	68	324	58	236	—	—	700
Doubtful	—	—	—	17	—	20	—	—	37
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,504	1,670	1,931	1,776	773	1,199	49	—	9,902
Commercial and industrial
Pass	7,695	4,145	2,035	1,533	872	845	5,252	29	22,406
Special Mention	87	153	79	63	52	23	40	—	497
Substandard	106	117	194	132	166	145	200	1	1,061
Doubtful	1	4	3	11	6	16	7	—	48
Ungraded	—	—	—	—	—	—	93	—	93
Total commercial and industrial	7,889	4,419	2,311	1,739	1,096	1,029	5,592	30	24,105
Leases
Pass	718	466	389	216	80	108	—	—	1,977
Special Mention	21	22	17	9	4	—	—	—	73
Substandard	32	32	27	12	7	1	—	—	111
Doubtful	2	3	2	1	1	—	—	—	9
Ungraded	—	—	—	—	—	1	—	—	1
Total leases	773	523	435	238	92	110	—	—	2,171
Total commercial	$15,142	$10,760	$8,245	$5,860	$3,101	$4,449	$5,868	$30	$53,455

Consumer Loans - Delinquency Status by Class

December 31, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$3,485	$3,721	$2,097	$805	$413	$2,625	$22	$—	$13,168
30-59 days	3	7	6	5	3	49	—	—	73
60-89 days	1	1	2	—	1	11	—	—	16
90 days or greater	—	1	1	2	2	46	—	—	52
Total residential mortgage	3,489	3,730	2,106	812	419	2,731	22	—	13,309
Revolving mortgage
Current	—	—	—	—	—	—	1,839	92	1,931
30-59 days	—	—	—	—	—	—	5	4	9
60-89 days	—	—	—	—	—	—	2	1	3
90 days or greater	—	—	—	—	—	—	5	3	8
Total revolving mortgage	—	—	—	—	—	—	1,851	100	1,951
Consumer auto
Current	599	398	216	111	59	22	—	—	1,405
30-59 days	1	2	2	1	1	—	—	—	7
60-89 days	—	1	—	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	—	—	—	1
Total consumer auto	600	402	218	112	60	22	—	—	1,414
Consumer other
Current	160	82	13	6	2	19	361	—	643
30-59 days	—	—	—	—	—	1	3	—	4
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	160	82	13	6	2	22	367	—	652
Total consumer	$4,249	$4,214	$2,337	$930	$481	$2,775	$2,240	$100	$17,326

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following table for the six months ended June 30, 2023:

Gross Charge-offs

Six Months Ended June 30, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$17	$12	$—	$—	$29
Commercial and industrial	3	31	16	5	3	10	16	—	84
Leases	—	5	3	1	1	1	—	—	11
Total commercial	3	36	19	6	21	23	16	—	124
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer auto	—	1	—	—	—	—	—	—	1
Consumer other	3	1	—	—	—	—	6	—	10
Total consumer	3	2	—	—	—	2	6	—	13
SVB
Investor dependent - early stage	12	13	5	—	—	—	—	—	30
Investor dependent - growth stage	1	5	10	3	1	—	4	—	24
Innovation C&I and cash flow dependent	—	—	—	42	—	—	5	—	47
Total SVB	13	18	15	45	1	—	9	—	101
Total loans and leases	$19	$56	$34	$51	$22	$25	$31	$—	$238

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

The following tables present loan modifications made to debtors experiencing financial difficulty, disaggregated by class and type of loan modification. The tables also include the weighted average term extensions, as well as the modification total relative to the total period-end amortized cost basis of loans in the respective loan class.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty (three months ended June 30, 2023)

dollars in millions	Term Extension(1)		Other Than Insignificant Payment Delay		Interest Rate Reduction
	Amortized Cost	Weighted Average Term Extension (Months)	Amortized Cost	Weighted Average Payment Delay (Months)	Amortized Cost	Weighted Average Interest Rate Reduction
Commercial
Commercial construction	$—	47	$—	—	$—	—%
Owner occupied commercial mortgage	12	13	—	—	1	3.50
Non-owner occupied commercial mortgage	161	15	—	—	—	—
Commercial and industrial	57	24	6	6	—	14.40
Total commercial	230	17	6	6	1	3.50
Consumer
Residential mortgage	2	90	—	—	—	—
Revolving mortgage	—	55	—	—	—	—
Consumer auto	—	19	—	—	—	—
Consumer other	—	60	—	—	—	9.21
Total consumer	2	84	—	—	—	9.21
SVB
Investor dependent - early stage	2	6	6	4	—	—
Innovation C&I and cash flow dependent	42	3	23	7	—	—
Total SVB	44	3	29	6	—	—
Total loans and leases	$276	16	$35	6	$1	3.70%

dollars in millions	Term Extension(1) and Interest Rate Reduction			Term Extension(1) and Other Than Insignificant Payment Delay			Total
	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Payment Delay (Months)	Amortized Cost	Total as a % of Loan and Lease Class
Commercial
Commercial construction	$—	—	—%	$—	—	—	$—	0.01%
Owner occupied commercial mortgage	—	—	—	—	—	—	13	0.09
Non-owner occupied commercial mortgage	—	—	—	—	—	—	161	1.50
Commercial and industrial	—	28	5.18	—	—	—	63	0.25
Total commercial	—	28	5.18	—	—	—	237	0.42
Consumer					—
Residential mortgage	3	60	3.44	—	—	—	5	0.03
Revolving mortgage	—	44	0.41	—	—	—	—	0.01
Consumer auto	—	31	0.70	—	—	—	—	0.01
Consumer other	—	—	—	—	—	—	—	0.01
Total consumer	3	59	3.35	—	—	—	5	0.03
SVB
Investor dependent - early stage	—	—	—	—	—	—	8	0.41
Innovation C&I and cash flow dependent	—	—	—	—	—	—	65	0.73
Total SVB	—	—	—	—	—	—	73	0.12
Total loans and leases	$3	58	3.43%	$—	0	0	$315	0.24%

Loan Modifications Made to Borrowers Experiencing Financial Difficulty (six months ended June 30, 2023)

dollars in millions	Term Extension(1)		Other Than Insignificant Payment Delay		Interest Rate Reduction
	Amortized Cost	Weighted Average Term Extension (Months)	Amortized Cost	Weighted Average Payment Delay (Months)	Amortized Cost	Weighted Average Interest Rate Reduction
Commercial
Commercial construction	$1	22	$—	—	$—	—%
Owner occupied commercial mortgage	22	12	—	—	2	3.63
Non-owner occupied commercial mortgage	212	13	—	—	—	—
Commercial and industrial	67	22	6	6	—	14.40
Total commercial	302	15	6	6	2	3.62
Consumer
Residential mortgage	3	62	—	—	—	—
Revolving mortgage	—	56	—	—	—	—
Consumer auto	—	19	—	—	—	—
Consumer other	—	60	—	—	—	9.33
Total consumer	3	61	—	—	—	9.33
SVB
Investor dependent - early stage	2	6	6	4	—	—
Innovation C&I and cash flow dependent	49	4	23	7	—	—
Other	—	17	—	—	—	—
Total SVB	51	4	29	6	—	—
Total loans and leases	$356	13	$35	6	$2	3.86%

dollars in millions	Term Extension(1) and Interest Rate Reduction			Term Extension(1) and Other Than Insignificant Payment Delay			Total
	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Payment Delay (Months)	Amortized Cost	Total as a % of Loan and Lease Class
Commercial
Commercial construction	$—	—	—%	$—	—	—	$1	0.03%
Owner occupied commercial mortgage	—	36	2.00	—	—	—	24	0.16
Non-owner occupied commercial mortgage	—	—	—	—	—	—	212	1.97
Commercial and industrial	—	30	4.61	3	8	2	76	0.30
Total commercial	—	32	3.68	3	8	2	313	0.56
Consumer					—
Residential mortgage	3	60	3.44	—	—	—	6	0.04
Revolving mortgage	—	53	0.40	—	—	—	—	0.02
Consumer auto	—	31	0.70	—	—	—	—	0.01
Consumer other	—	—	—	—	—	—	—	0.01
Total consumer	3	59	3.31	—	—	—	6	0.04
SVB
Investor dependent - early stage	—	—	—	—	—	—	8	0.41
Innovation C&I and cash flow dependent	—	—	—	—	—	—	72	0.81
Other	—	—	—	—	—	—	—	—
Total SVB	—	—	—	—	—	—	80	0.14
Total loans and leases	$3	57	3.34%	$3	8	2	$399	0.30%
(1) Term extensions include loans where the balloon payment has been deferred to a later date or is amortizing over an extended period.

Borrowers experiencing financial difficulties are typically identified in our credit risk management process before loan modifications occur. An assessment of whether a borrower is experiencing financial difficulty is reassessed or performed on the date of a modification. Since the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Upon BancShares’ determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. There were no significant amounts of modified loans that subsequently defaulted during the first and second quarters of 2023.

The following tables present the amortized cost and performance of modified loans to borrowers experiencing financial difficulties. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (three months ended June 30, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 days or greater Past Due	Total
Commercial
Commercial construction	$—	$—	$—	$—	$—
Owner occupied commercial mortgage	13	—	—	—	13
Non-owner occupied commercial mortgage	126	—	—	35	161
Commercial and industrial	63	—	—	—	63
Total commercial	202	—	—	35	237
Consumer
Residential mortgage	5	—	—	—	5
Total consumer	5	—	—	—	5
SVB
Investor dependent - early stage	5	—	—	3	8
Innovation C&I and cash flow dependent	59	—	—	6	65
Total SVB	64	—	—	9	73
Total loans and leases	$271	$—	$—	$44	$315

Modified Loans Payment Status (six months ended June 30, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 days or greater Past Due	Total
Commercial
Commercial construction	$1	$—	$—	$—	$1
Owner occupied commercial mortgage	24	—	—	—	24
Non-owner occupied commercial mortgage	177	—	—	35	212
Commercial and industrial	76	—	—	—	76
Total commercial	278	—	—	35	313
Consumer
Residential mortgage	6	—	—	—	6
Total consumer	6	—	—	—	6
SVB
Investor dependent - early stage	5	—	—	3	8
Innovation C&I and cash flow dependent	66	—	—	6	72
Total SVB	71	—	—	9	80
Total loans and leases	$355	$—	$—	$44	$399

At June 30, 2023, there were $12 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified.

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
The following table summarizes the loan restructurings during the three and six months ended June 30, 2022 that were designated as TDRs. BancShares defines payment default as movement of the TDR to non-accrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

Restructurings

dollars in millions (except for number of loans)	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	6	$6	8	$6
Loan term extension	41	4	76	23
Below market rates	25	3	45	5
Discharge from bankruptcy	18	2	42	4
Total	90	$15	171	$38

There were $1.5 million commitments to lend additional funds to borrowers whose loan terms were modified in TDRs as of December 31, 2022.

After a loan is determined to be a TDR, BancShares continues to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the three and six months ended June 30, 2022, and were classified as TDRs during the applicable 12-month period preceding June 30, 2022 were as follows:

TDR Defaults

dollars in millions	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
TDR Defaults	$1	$3

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of June 30, 2023 and December 31, 2022.

Loans Pledged

dollars in millions	June 30, 2023	December 31, 2022
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$14,999	$14,918
Less: Advances	2,425	4,250
Less: Letters of Credit	1,450	1,450
Available borrowing capacity	$11,124	$9,218
Pledged non-PCD loans (contractual balance)	$23,969	$23,491

FRB
Lendable collateral value of pledged non-PCD loans	$4,817	$4,203
Less: Advances	—	—
Available borrowing capacity	$4,817	$4,203
Pledged non-PCD loans (contractual balance)	$5,995	$5,697

In connection with the SVBB Acquisition, FCB and the FDIC entered into terms and conditions for a five-year, up to $70 billion line of credit to FCB provided by the FDIC and a Purchase Money Note, both of which are or will be primarily secured by all SVB loans acquired and related commitments that subsequently were drawn and outstanding. See Note 2 — Business Combinations for further discussion of the facility and note.

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

The ACL activity for loans and leases, unfunded commitments and investment securities is summarized in the following tables.

ACL for Loans and Leases

dollars in millions	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$800	$143	$662	$1,605	$789	$133	$—	$922
Initial PCD ACL	—	—	20	20	—	—	220	220
Day 2 provision for loans and leases	—	—	—	—	—	—	462	462
Provision (benefit) for credit losses - loans and leases	172	16	(19)	169	230	29	(19)	240
Total provision (benefit) for credit losses- loans and leases	172	16	(19)	169	230	29	443	702
Charge-offs	(69)	(6)	(101)	(176)	(124)	(13)	(101)	(238)
Recoveries	12	3	4	19	20	7	4	31
Balance at June 30, 2023	$915	$156	$566	$1,637	$915	$156	$566	$1,637

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$743	$105	$—	$848	$80	$98	$—	$178
Initial PCD ACL	(12)	—	—	(12)	258	14	—	272
Day 2 provision for loans and leases	—	—	—	—	432	22	—	454
Provision (benefit) for credit losses - loans and leases	33	3	—	36	10	(27)	—	(17)
Total provision (benefit) for credit losses- loans and leases	33	3	—	36	442	(5)	—	437
Charge-offs	(36)	(5)	—	(41)	(64)	(10)	—	(74)
Recoveries	12	7	—	19	24	13	—	37
Balance at June 30, 2022	$740	$110	$—	$850	$740	$110	$—	$850

ACL for Unfunded Commitments

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$352	$75	$106	$12
Day 2 provision for unfunded commitments	—	—	254	59
(Benefit) provision for unfunded commitments	(17)	6	(25)	10
Total (benefit) provision for credit losses - unfunded commitments	(17)	6	229	69
Ending balance	$335	$81	$335	$81

ACL for Investment Securities

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$4	$—	$—	$—
(Benefit) provision for credit losses - investment securities available for sale	(1)	—	3	—
Ending balance	$3	$—	$3	$—

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

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	June 30, 2023	December 31, 2022
ROU assets:
Operating leases	Other assets	$360	$345
Finance leases	Premises and equipment	6	7
Total ROU assets		$366	$352
Lease liabilities:
Operating leases	Other liabilities	$368	$352
Finance leases	Other borrowings	6	7
Total lease liabilities		$374	$359
Weighted-average remaining lease terms:
Operating leases		9.0 years	9.6 years
Finance leases		3.6 years	4.1 years
Weighted-average discount rate:
Operating leases		2.42%	2.19%
Finance leases		2.33	2.34

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2023	2022	2023	2022
Lease cost
Operating lease cost (1)	Occupancy Expense	$15	$15	$28	$30
Finance lease cost
Amortization of leased assets	Equipment expense	—	1	1	1
Variable lease cost	Occupancy Expense	4	3	7	6
Sublease income	Occupancy Expense	(1)	(1)	(1)	(1)
Net lease cost		$18	$18	$35	$36
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
The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$26
Financing cash flows from finance leases	1	1
ROU assets obtained in exchange for new operating lease liabilities	10	15

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease income – Operating leases	$221	$196	$435	$391
Variable lease income – Operating leases (1)	17	17	36	30
Rental income on operating leases	238	213	471	421
Interest income - Sales type and direct financing leases	43	42	84	84
Variable lease income included in Other noninterest income (2)	14	13	28	23
Interest income - Leveraged leases	4	5	9	9
Total lease income	$299	$273	$592	$537
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2)     Includes leased equipment property tax reimbursements due from customers of $3 million and $8 million for the three and six months ended June 30, 2023, respectively, and revenue related to insurance coverage on leased equipment of $10 million and $21 million for the three and six months ended June 30, 2023, respectively. Includes leased equipment property tax reimbursements due from customers of $5 million and $8 million for the three and six months ended June 30, 2022, respectively, and revenue related to insurance coverage on leased equipment of $8 million and $15 million for the three and six months ended June 30, 2022, respectively.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the SVBB Acquisition and the CIT Merger. The fair value of the net assets acquired exceeded the purchase prices for both acquisitions. Consequently, there was a gain on acquisition (and no goodwill) as discussed further in Note 2 — Business Combinations. BancShares had goodwill of $346 million at June 30, 2023 and December 31, 2022 that relates to business combinations completed prior to the SVBB Acquisition and the CIT Merger. All of the goodwill relates to the General Banking reporting segment. There was no goodwill impairment during the six months ended June 30, 2023 or 2022.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles during the six months ended June 30, 2023.

Core Deposit Intangibles

dollars in millions	2023
Balance, net of accumulated amortization at January 1	$140
Core deposit intangibles related to the SVBB Acquisition	230
Amortization for the period	(23)
Balance at June 30, net of accumulated amortization	$347

Core Deposit Intangible Accumulated Amortization

dollars in millions	June 30, 2023	December 31, 2022
Gross balance	$501	$271
Accumulated amortization	(154)	(131)
Balance, net of accumulated amortization	$347	$140

The following table summarizes the expected amortization expense as of June 30, 2023 in subsequent periods for core deposit intangibles.

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2023	$34
2024	63
2025	54
2026	46
2027	39
2028	35
Thereafter	76
Balance, net of accumulated amortization	$347

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

Consolidated VIEs
At June 30, 2023 and December 31, 2022, there were no consolidated VIEs.

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

The table below provides a summary of the assets and liabilities included on the Consolidated Balance Sheets associated with unconsolidated VIEs. The table also presents our maximum exposure to loss which consists of outstanding book basis and unfunded commitments for future investments, and represents potential losses that would be incurred under hypothetical circumstances, such that the value of BancShares’ interests and any associated collateral declines to zero and assuming no recovery. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss. As disclosed in Note 2 — Business Combinations, the following tables as of June 30, 2023 include VIEs acquired in the SVBB Acquisition.

Unconsolidated VIEs Carrying Value

dollars in millions	June 30, 2023	December 31, 2022
Investment in qualified affordable housing projects	$1,808	$598
Other tax credit equity investments	4	5
Total tax credit equity investments	$1,812	$603
Other unconsolidated investments	161	159
Total assets (maximum loss exposure) (1)	$1,973	$762
Liabilities for commitments to tax credit investments (2)	$926	$295
(1)    Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities.

NOTE 9 — OTHER ASSETS

The following table includes the components of other assets. The increases from December 31, 2022 primarily reflect other assets acquired in conjunction with the SVBB Acquisition as further discussed in Note 2 — Business Combinations.

Other Assets

dollars in millions	June 30, 2023	December 31, 2022
Affordable housing tax credit and other unconsolidated investments (1)	$2,010	$762
Right of use assets for operating leases, net	360	345
Pension assets	359	343
Accrued interest receivable	732	329
Income tax receivable	208	275
Federal Home Loan Bank stock	119	197
Fair value of derivative financial instruments	758	159
Bank-owned life insurance	104	586
Counterparty receivables	113	98
Nonmarketable equity securities	58	58
Other real estate owned	62	47
Mortgage servicing rights	25	25
Other (2)	861	1,145
Total other assets	$5,769	$4,369
(1)    Refer to Note 8 — Variable Interest Entities for additional information.
(2)    The balance at December 31, 2022 included $607 million in “Other” related to bank-owned life insurance policies that had terminated, but not cash-settled. These items cash-settled during 2023.

NOTE 10 — DEPOSITS

The following table provides detail on deposit types. The deposit balances as of June 30, 2023 include those acquired in the SVBB Acquisition, as described in Note 2 — Business Combinations.

Deposit Types

dollars in millions	June 30, 2023	December 31, 2022
Noninterest-bearing demand	$44,547	$24,922
Checking with interest	24,809	16,202
Money market	29,149	21,040
Savings	26,389	16,634
Time	16,270	10,610
Total deposits	$141,164	$89,408

At June 30, 2023, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended June 30,
2024	$13,744
2025	2,042
2026	286
2027	50
2028	23
Thereafter	125
Total time deposits	$16,270

Time deposits with a denomination of $250,000 or more were $4.95 billion and $2.22 billion at June 30, 2023 and December 31, 2022, respectively.

NOTE 11 — BORROWINGS

Short-term Borrowings

Short-term borrowings at June 30, 2023 and December 31, 2022 include:

dollars in millions	June 30, 2023	December 31, 2022
Securities sold under customer repurchase agreements	$454	$436
Notes payable to FHLB of Atlanta at overnight SOFR plus 0.28%.	—	1,750
Total short-term borrowings	$454	$2,186

Securities Sold under Agreements to Repurchase
BancShares held $454 million and $436 million at June 30, 2023 and December 31, 2022, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $508 million and $496 million at June 30, 2023 and December 31, 2022, respectively.

Long-term Borrowings
Long-term borrowings at June 30, 2023 and December 31, 2022 include:

Long-term Borrowings

dollars in millions	Maturity	June 30, 2023	December 31, 2022
Parent Company:
Senior:
Senior unsecured fixed line of credit at 3.722%	September 2023	$15	$—
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	350	350
Junior subordinated debentures at 3-month LIBOR plus 2.25% (FCB/SC Capital Trust II)	June 2034	20	20
Junior subordinated debentures at 3-month LIBOR plus 1.75% (FCB/NC Capital Trust III)	June 2036	88	88
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 3.929%	June 2024	—	500
Senior unsecured fixed-to-floating rate notes at 2.969%	September 2025	315	315
Fixed senior unsecured notes at 6.00%	April 2036	51	51
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	400	400
Fixed-to-Fixed subordinated notes at 4.125%	November 2029	100	100
Junior subordinated debentures at 3-month LIBOR plus 2.80% (Macon Capital Trust I)	March 2034	14	14
Junior subordinated debentures at 3-month LIBOR plus 2.85% (SCB Capital Trust I)	April 2034	10	10
Secured:
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.32% to 0.36%.	Maturities through September 2025	2,425	2,500
Purchase Money Note to FDIC fixed at 3.50% (1)	March 2028	36,072	—
Other secured financings	Maturities through January 2024	—	18
Capital lease obligations	Maturities through June 2027	6	7
Unamortized issuance costs		(1)	(1)
Unamortized purchase accounting adjustments (2)		(180)	87
Total long-term borrowings		$39,685	$4,459
(1)    Issued in connection with the SVBB Acquisition and will be secured by acquired loans. See below and Note 2 — Business Combinations for further information.
(2)    At June 30, 2023 and December 31, 2022, unamortized purchase accounting adjustments were $62 million and $69 million, respectively, for subordinated debentures.

Pledged Assets
At June 30, 2023, BancShares had pledged $30.0 billion of loans to the FHLB and FRB.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. Pledged assets related to these financings totaled $24.0 billion at June 30, 2023. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition.

Under borrowing arrangements with the FRB of Richmond, BancShares has access to an additional $4.8 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2023 and December 31, 2022. Assets pledged to the FRB of Richmond totaled $6.0 billion at June 30, 2023.

In connection with the SVBB Acquisition, FCB and the FDIC entered into a Purchase Money Note, which is primarily secured by all loans acquired and related commitments that subsequently were drawn and outstanding as of June 30, 2023.

At June 30, 2023, BancShares had a credit line allowing contingent access to borrowings on an unsecured basis of up to $100 million, of which $85 million was unused and available.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents notional amount and fair value of derivative financial instruments on a gross basis. At June 30, 2023, and December 31, 2022 BancShares’ derivatives are not designated as hedging instruments.

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	June 30, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (4)	$24,597	$553	$(624)	$18,173	$158	$(482)
Foreign exchange contracts (2)	12,847	203	(200)	125	1	(4)
Other contracts (3)	826	2	(1)	507	—	—
Total derivatives not designated as hedging instruments	$38,270	758	(825)	$18,805	159	(486)
Gross derivatives fair values presented in the Consolidated Balance Sheets		758	(825)		159	(486)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in the Consolidated Balance Sheets		758	(825)		159	(486)
Less: Amounts subject to master netting agreements (5)		(110)	110		(13)	13
Less: Cash collateral pledged(received) subject to master netting agreements (6)		(533)	39		(124)	—
Total net derivative fair value		$115	$(676)		$22	$(473)
(1)    Fair value balances include accrued interest.
(2)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional amounts of these contracts were $161 million as of June 30, 2023, and $0 million as of December 31, 2022.
(3)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.
(4)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $154 million and $33 million, respectively, at June 30, 2023, and $376 million and $19 million, respectively at December 31, 2022.
(5)    BancShares’ derivative transactions are governed by International Swaps and Derivatives Association (“ISDA”) agreements that allow for net settlements of certain payments as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. BancShares believes its ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure.
(6)    In conjunction with the ISDA agreements described above, BancShares has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties. Collateral pledged or received is included in other assets or other liabilities, respectively.

Non-Qualifying Hedges
The following table presents gains of non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains on Non-Qualifying Hedges

dollars in millions		Three Months Ended June 30,		Six Months Ended June 30,
	Amounts Recognized	2023	2022	2023	2022
Interest rate contracts	Other noninterest income	$8	$2	$29	$6
Foreign currency forward contracts	Other noninterest income	1	6	(1)	6
Total non-qualifying hedges - income statement impact		$9	$8	$28	$12

NOTE 13 — OTHER LIABILITIES

The following table includes the components of other liabilities. The increases from December 31, 2022 primarily reflect other liabilities assumed in conjunction with the SVBB Acquisition as further discussed in Note 2 — Business Combinations.

Other Liabilities

dollars in millions	June 30, 2023	December 31, 2022
Fair value of derivative financial instruments	$825	$486
Lease liabilities	368	352
Accrued expenses and accounts payable	391	275
Commitments to fund tax credit investments	926	295
Deferred taxes	3,147	286
ACL for unfunded commitments	335	106
Incentive plan liabilities	369	267
Accrued interest payable	121	57
Other	879	464
Total other liabilities	$7,361	$2,588

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$4,634	$—	$4,634	$—
Government agency	140	—	140	—
Residential mortgage-backed securities	4,810	—	4,810	—
Commercial mortgage-backed securities	1,577	—	1,577	—
Corporate bonds	476	—	325	151
Municipal bonds	257	—	257	—
Total investment securities available for sale	$11,894	$—	$11,743	$151
Marketable equity securities	76	24	52	—
Loans held for sale	42	—	42	—
Derivative assets (1)
Interest rate contracts — non-qualifying hedges	$553	$—	$552	$1
Foreign exchange contracts — non-qualifying hedges	203	—	203	—
Other derivative contracts — non-qualifying hedges	2	—	—	2
Total derivative assets	$758	$—	$755	$3
Liabilities
Derivative liabilities (1)
Interest rate contracts — non-qualifying hedges	$624	$—	$624	$—
Foreign exchange contracts — non-qualifying hedges	200	—	200	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total derivative liabilities	$825	$—	$824	$1

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,898	$—	$1,898	$—
Government agency	162	—	162	—
Residential mortgage-backed securities	4,795	—	4,795	—
Commercial mortgage-backed securities	1,604	—	1,604	—
Corporate bonds	536	—	362	174
Municipal bonds	—	—	—	—
Total investment securities available for sale	$8,995	$—	$8,821	$174
Marketable equity securities	95	32	63	—
Loans held for sale	4	—	4	—
Derivative assets (1)
Interest rate contracts — non-qualifying hedges	$158	$—	$158	$—
Foreign exchange contracts — non-qualifying hedges	1	—	1	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total derivative assets	$159	$—	$159	$—
Liabilities
Derivative liabilities (1)
Interest rate contracts — non-qualifying hedges	$482	$—	$482	$—
Foreign exchange contracts — non-qualifying hedges	4	—	4	—
Other derivative contracts — non-qualifying hedges	—	—	—	—
Total derivative liabilities	$486	$—	$486	$—
(1)     Derivative fair values include accrued interest.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a recurring basis are as follows:

Investment securities available for sale. The fair value of U.S. Treasury, government agency, mortgage-backed securities, municipal bonds, and a portion of the corporate bonds are generally estimated using a third-party pricing service. To obtain an understanding of the processes and methodologies used, management reviews correspondence from the third-party pricing service. Management also performs a price variance analysis process to corroborate the reasonableness of prices. The third-party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2. The remaining corporate bonds held are generally measured at fair value based on indicative bids from broker-dealers using inputs that are not directly observable. These securities are classified as Level 3.

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

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of equity warrants and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 12 — Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
June 30, 2023
Assets
Corporate bonds	$151	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$3	Internal valuation model	Not material
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2022
Assets
Corporate bonds	$174	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$174	$—	$—	$207	$—	$—
Purchases	—	—	—	—	—	1
Changes in FV included in earnings	—	3	—	—	1	(1)
Changes in FV included in comprehensive income	(14)	—	—	(13)	—	—
Transfers in	—	—	1	—	—	—
Transfers out	—	—	—	(14)	—	—
Maturity and settlements	(9)	—	—	—	—	—
Ending balance	$151	$3	$1	$180	$1	$—

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential real estate loans originated for sale measured at fair value as of June 30, 2023 and December 31, 2022:

Aggregate Fair Value and UPB - Residential Real Estate Loans

dollars in millions	June 30, 2023
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$42	$42	$—

	December 31, 2022
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$4	$4	$—

BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included $0 million and a gain of $1 million for the three months ended June 30, 2023 and 2022, respectively, and $0 million and a loss of $2 million for the six months ended June 30, 2023 and 2022, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on non-accrual status as of June 30, 2023 or December 31, 2022.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2023
Assets held for sale - loans	$13	$—	$—	$13	$(6)
Loans - collateral dependent loans	199	—	—	199	(71)
Other real estate owned	26	—	—	26	2
Total	$238	$—	$—	$238	$(75)
December 31, 2022
Assets held for sale - loans	$23	$—	$—	$23	$(1)
Loans - collateral dependent loans	149	—	—	149	(24)
Other real estate owned	43	—	—	43	14
Mortgage servicing rights	—	—	—	—	1
Total	$215	$—	$—	$215	$(10)

Certain other assets are adjusted to their fair value on a non-recurring basis, including certain loans, OREO, and goodwill, which are periodically tested for impairment, and mortgage servicing rights (“MSRs”), which are carried at the lower of amortized cost or market. Most loans held for investment, deposits, and borrowings are not reported at fair value.

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 11%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At June 30, 2023 and December 31, 2022, the weighted average discount applied was 8.68% and 9.31%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

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

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	June 30, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$917	$917	$—	$—	$917
Interest earning deposits at banks	37,846	37,846	—	—	37,846
Securities purchased under agreements to resell	298	—	298	—	298
Investment in marketable equity securities	76	24	52	—	76
Investment securities available for sale	11,894	—	11,743	151	11,894
Investment securities held to maturity	10,201	—	8,652	—	8,652
Loans held for sale	115	—	42	73	115
Net loans	129,288	—	1,552	125,261	126,813
Accrued interest receivable	732	—	732	—	732
Federal Home Loan Bank stock	119	—	119	—	119
Mortgage servicing rights	25	—	—	47	47
Derivative assets	758	—	755	3	758
Financial Liabilities
Deposits with no stated maturity	124,894	—	124,894	—	124,894
Time deposits	16,270	—	16,220	—	16,220
Credit balances of factoring clients	1,067	—	—	1,067	1,067
Securities sold under customer repurchase agreements	454	—	454	—	454
Long-term borrowings	39,679	—	39,011	—	39,011
Accrued interest payable	121	—	121	—	121
Derivative liabilities	825	—	824	1	825

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$518	$518	$—	$—	$518
Interest earning deposits at banks	5,025	5,025	—	—	5,025
Investment in marketable equity securities	95	32	63	—	95
Investment securities available for sale	8,995	—	8,821	174	8,995
Investment securities held to maturity	10,279	—	8,795	—	8,795
Loans held for sale	52	—	4	45	49
Net loans	67,720	—	1,679	62,633	64,312
Accrued interest receivable	329	—	329	—	329
Federal Home Loan Bank stock	197	—	197	—	197
Mortgage servicing rights	25	—	—	47	47
Derivative assets	159	—	159	—	159
Financial Liabilities
Deposits with no stated maturity	78,798	—	78,798	—	78,798
Time deposits	10,610	—	10,504	—	10,504
Credit balances of factoring clients	995	—	—	995	995
Securities sold under customer repurchase agreements	436	—	436	—	436
Other short-term borrowings	1,750	—	1,750	—	1,750
Long-term borrowings	4,452	—	4,312	18	4,330
Accrued interest payable	57	—	57	—	57
Derivative liabilities	486	—	486	—	486

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

Securities Purchased Under Agreement to Resell. The fair value of securities purchased under agreement to resell equal the carrying value due to the short term nature, generally overnight, and therefore present an insignificant risk of change in fair value due to changes in market interest rate, and classified as Level 2.

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

Mortgage servicing rights. MSRs are initially recorded at fair value and subsequently carried at the lower of amortized cost or market. Therefore, servicing rights are carried at fair value only when fair value is less than the amortized cost. The fair value of MSRs is determined using a pooling methodology. Similar loans are pooled together and a model which relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for MSRs are considered Level 3 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2023 and December 31, 2022. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 15 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	Outstanding
	Class A	Class B
Common stock - March 31, 2023	13,514,808	1,005,185
Restricted stock units vested, net of shares held to cover taxes	41	—
Common stock - June 30, 2023	13,514,849	1,005,185

Common stock - December 31, 2022	13,501,017	1,005,185
Restricted stock units vested, net of shares held to cover taxes	13,832	—
Common stock - June 30, 2023	13,514,849	1,005,185

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
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Shares Issued and Outstanding	Liquidation Preference Per Share	Total Liquidation Preference	Dividend	Dividend Payment Dates
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	345	5.375%	Quarterly in arrears on March 15, June 15, September 15, and December 15
Series B(1)	January 3, 2022	January 4, 2027	$0.01	325,000	$1,000	325	LIBOR + 3.792%
Series C	January 3, 2022	January 4, 2027	$0.01	8,000,000	$25	200	5.625%
(1) Beginning July 1, 2023, BancShares has moved to Term SOFR plus a credit spread adjustment for its Series B Preferred Stock. The final dividend payment based on a LIBOR accrual will occur September 15, 2023.

For further description of BancShares’ non-cumulative perpetual preferred stock, refer to Note 17 — Stockholders’ Equity in Item 8 of our 2022 Form 10-K.

Authorized Shares
On April 25, 2023 the Parent Company’s stockholders approved amendments to the Restated Certificate of Incorporation to increase the number of authorized shares of the Class A Common Stock from 16,000,000 shares to 32,000,000 shares and to increase the number of authorized shares of the Preferred Stock from 10,000,000 shares to 20,000,000.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of Accumulated Other Comprehensive (Loss) Income (“AOCI”):

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	June 30, 2023			December 31, 2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(1,029)	$248	$(781)	$(972)	$233	$(739)
Unrealized loss on securities available for sale transferred to held to maturity	(7)	2	(5)	(8)	2	(6)
Defined benefit pension items	18	(4)	14	13	(3)	10
Total accumulated other comprehensive loss	$(1,018)	$246	$(772)	$(967)	$232	$(735)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized (loss) gain on securities available for sale transferred to held to maturity	Net change in defined benefit pension items	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2022	$(739)	$(6)	$10	$(735)
AOCI activity before reclassifications	(54)	—	4	(50)
Amounts reclassified from AOCI to earnings	12	1	—	13
Other comprehensive (loss) income for the period	(42)	1	4	(37)
Balance as of June 30, 2023	$(781)	$(5)	$14	$(772)

Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(481)	—	—	(481)
Amounts reclassified from AOCI to earnings	—	1	5	6
Other comprehensive (loss) income for the period	(481)	1	5	(475)
Balance as of June 30, 2022	$(490)	$(6)	$31	$(465)

Other Comprehensive Income
The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended June 30,
	2023			2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(134)	$35	$(99)	$(216)	$53	$(163)
Amounts reclassified from AOCI to earnings	$(1)	$—	$(1)	$—	$—	$—	Provision for credit losses
Other comprehensive loss on securities available for sale	$(135)	$35	$(100)	$(216)	$53	$(163)

Unrealized loss on securities available for sale transferred to held to maturity:
AOCI activity before reclassifications	$—	$—	$—	$—	$—	$—
Amounts reclassified from AOCI to earnings	1	—	1	—	—	—	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$1	$—	$1	$—	$—	$—

Defined benefit pension items:
Actuarial loss	$(5)	$1	$(4)	$—	$—	$—
Amounts reclassified from AOCI to earnings	—	—	—	4	(1)	3	Other noninterest expense
Other comprehensive (loss) income for defined benefit pension items	$(5)	$1	$(4)	$4	$(1)	$3
Total other comprehensive loss	$(139)	$36	$(103)	$(212)	$52	$(160)

dollars in millions	Six Months Ended June 30,
	2023			2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(74)	$20	$(54)	$(635)	$154	$(481)
Amounts reclassified from AOCI to earnings	$17	$(5)	$12	$—	$—	$—	$14 realized loss on sales of investment securities available for sale, net; $3 provision for credit losses
Other comprehensive loss on securities available for sale	$(57)	$15	$(42)	$(635)	$154	$(481)

Unrealized loss on securities available for sale transferred to held to maturity:
AOCI activity before reclassifications	$—	$—	$—	$—	$—	$—
Amounts reclassified from AOCI to earnings	1	—	1	1	—	1	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$1	$—	$1	$1	$—	$1

Defined benefit pension items:
Actuarial loss	$5	$(1)	$4	$—	$—	$—
Amounts reclassified from AOCI to earnings	—	—	—	7	(2)	5	Other noninterest expense
Other comprehensive income for defined benefit pension items	$5	$(1)	$4	$7	$(2)	$5
Total other comprehensive loss	$(51)	$14	$(37)	$(627)	$152	$(475)

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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of June 30, 2023 and December 31, 2022 as summarized in the following table.

dollars in millions			June 30, 2023		December 31, 2022
	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$22,504	15.84%	$11,799	13.18%
Tier 1 risk-based capital	8.50	8.00	19,898	14.00	9,902	11.06
Common equity Tier 1	7.00	6.50	19,017	13.38	9,021	10.08
Tier 1 leverage	4.00	5.00	19,898	9.50	9,902	8.99
FCB
Total risk-based capital	10.50%	10.00%	$22,292	15.69%	$11,627	12.99%
Tier 1 risk-based capital	8.50	8.00	20,142	14.18	10,186	11.38
Common equity Tier 1	7.00	6.50	20,142	14.18	10,186	11.38
Tier 1 leverage	4.00	5.00	20,142	9.62	10,186	9.25

At June 30, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 7.84% and 7.69%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2022, BancShares and FCB had risk-based capital ratio conservation buffers of 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of June 30, 2023 and December 31, 2022 over the Basel III minimum for the ratio that is the binding constraint.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 15 — Stockholders’ Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $8.09 billion while continuing to meet the requirements for well-capitalized banks at June 30, 2023. Dividends declared by FCB and paid to the Parent Company amounted to $117 million for the six months ended June 30, 2023. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 18 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$682	$255	$10,200	$526
Preferred stock dividends	15	17	29	24
Net income available to common stockholders	$667	$238	$10,171	$502
Weighted average common shares outstanding
Basic shares outstanding	14,528,134	16,023,613	14,527,417	15,918,978
Stock-based awards	9,804	11,477	11,759	18,848
Diluted shares outstanding	14,537,938	16,035,090	14,539,176	15,937,826
Earnings per common share
Basic	$45.90	$14.87	$700.10	$31.52
Diluted	$45.87	$14.86	$699.53	$31.48

NOTE 19 — INCOME TAXES

BancShares’ global effective income tax rates were 23.9% and 1.6% for the three and six months ended June 30, 2023, respectively, and 24.2% and 6.3% for the three and six months ended June 30, 2022, respectively. While the effective tax rates for the three months ended June 30, 2023 and 2022 were relatively consistent, the decrease from 6.3% in the prior year to 1.6% for the six months ended June 30, 2023 was primarily due to the preliminary gain on acquisition relating to the SVBB Acquisition.

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

Net Operating Loss Carryforwards and Valuation Adjustments
As a result of the SVBB Acquisition, BancShares’ net deferred tax liabilities increased by approximately $3.28 billion, primarily related to acquired loans and other assets.

BancShares’ ability to recognize deferred tax assets (“DTAs”) is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize its DTAs, adjustments to the valuation allowance adjustments may be required. As a result of further assessment of information received during the second quarter related to the SVBB Acquisition, BancShares released approximately $12 million in the quarter of the $70 million valuation allowance recorded at December 31, 2022.

NOTE 20 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

dollars in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$3	$4	$5	$7
Interest cost	15	11	30	22
Expected return on assets	(22)	(22)	(43)	(44)
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	—	3	—	6
Net periodic benefit	$(4)	$(4)	$(8)	$(9)

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

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment, inclusive of similar items related to Silicon Valley Banking. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), acquisition-related costs, as well as certain unallocated costs and certain intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as the Initial Non-PCD Provision for loans and leases and unfunded commitments and gain on acquisition. Corporate also includes certain purchase accounting adjustment accretion, such as the accretion of the fair value adjustment associated with the acquired loans in the SVBB Acquisition.

Segment Net Income (Loss) and Select Period End Balances

The following table presents the condensed income statement by segment:

dollars in millions	Three Months Ended June 30, 2023
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$603	$258	$635	$(33)	$498	$1,961
Provision (benefit) for credit losses	29	170	(47)	—	(1)	151
Net interest income (expense) after provision for credit losses	574	88	682	(33)	499	1,810
Noninterest income	119	139	169	178	53	658
Noninterest expense	393	188	592	121	278	1,572
Income before income taxes	300	39	259	24	274	896
Income tax expense	73	11	70	6	54	214
Net income	$227	$28	$189	$18	$220	$682
Select Period End Balances
Loans and leases	$44,719	$29,433	$58,799	$64	$—	$133,015
Deposits	95,323	3,064	40,860	11	1,906	141,164
Operating lease equipment, net	—	741	—	7,790	—	8,531

	Three Months Ended June 30, 2022
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$467	$204	$—	$(18)	$47	$700
Provision for credit losses	7	35	—	—	—	42
Net interest income (expense) after provision for credit losses	460	169	—	(18)	47	658
Noninterest income	125	130	—	160	9	424
Noninterest expense	390	180	—	111	64	745
Income (loss) before income taxes	195	119	—	31	(8)	337
Income tax expense	40	24	—	7	11	82
Net income (loss)	$155	$95	$—	$24	$(19)	$255
Select Period End Balances
Loans and leases	$40,159	$27,505	$—	$71	$—	$67,735
Deposits	83,518	4,466	—	11	1,334	89,329
Operating lease equipment, net	—	724	—	7,247	—	7,971

	Six Months Ended June 30, 2023
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,163	$498	$700	$(61)	$511	$2,811
Provision (benefit) for credit losses	43	219	(47)	—	719	934
Net interest income (expense) after provision for credit losses	1,120	279	747	(61)	(208)	1,877
Noninterest income	235	282	183	355	9,862	10,917
Noninterest expense	788	399	625	241	374	2,427
Income before income taxes	567	162	305	53	9,280	10,367
Income tax expense (benefit)	138	40	81	13	(105)	167
Net income	$429	$122	$224	$40	$9,385	$10,200

	Six Months Ended June 30, 2022
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$904	$411	$—	$(37)	$71	$1,349
(Benefit) provision for credit losses	(8)	1	—	—	513	506
Net interest income (expense) after provision for credit losses	912	410	—	(37)	(442)	843
Noninterest income	248	242	—	322	462	1,274
Noninterest expense	799	371	—	211	174	1,555
Income (loss) before income taxes	361	281	—	74	(154)	562
Income tax expense (benefit)	80	65	—	18	(127)	36
Net income (loss)	$281	$216	$—	$56	$(27)	$526

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit. The below balances for June 30, 2023 include balances related to the SVBB Acquisition. The balances acquired are included in Financing Commitments and Letters of Credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	June 30, 2023	December 31, 2022
Financing Commitments
Financing assets (excluding leases)	$69,292	$23,452
Letters of Credit
Standby letters of credit	3,090	436
Other letters of credit	107	44
Deferred Purchase Agreements	1,531	2,039
Purchase and Funding Commitments (1)	672	941
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At June 30, 2023 and December 31, 2022, substantially all undrawn financing commitments were senior facilities. The undrawn and available financing commitments are primarily in the Silicon Valley Banking and Commercial Banking segments. Financing commitments also include approximately $69 million and $66 million at June 30, 2023 and December 31, 2022, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, commitment amounts do not necessarily reflect actual future cash flow requirements.

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

Deferred Purchase Agreements (“DPA”)
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $136 million and $186 million at June 30, 2023 and December 31, 2022, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $1.35 billion and $1.90 billion of DPA exposures at June 30, 2023 and December 31, 2022, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $186 million and $138 million available under DPA credit line agreements provided at June 30, 2023 and December 31, 2022, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2023. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company ("BHC") and Financial Holding Company (“FHC”). The Parent Company is regulated by the Board of Governors of the Federal Reserve System under the U.S. Bank Holding Company Act of 1956, as amended. The Parent Company is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (the “NCCOB”). BancShares conducts its banking operations through its wholly-owned subsidiary, FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The SVBB Acquisition (as defined and described below) expanded our client base to serve private equity and venture capital clients and also compliments our existing wealth management business by adding enhanced digital capabilities. The SVBB Acquisition further diversifies our loan portfolio and business mix, particularly across technology and life sciences and healthcare industries, and wealth clients.

Refer to the 2022 Form 10-K for a discussion of our strategy.

Significant Events in 2023

SVBB Acquisition
On March 27, 2023 (the “SVBB Acquisition Date”), FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities, of Silicon Valley Bridge Bank, N.A. (“SVBB”) from the FDIC pursuant to the terms of a purchase and assumption agreement (the “SVBB Purchase Agreement”) by and among FCB, the FDIC, and the FDIC, as receiver of SVBB (the “SVBB Acquisition”).

Significant items related to the SVBB Acquisition are summarized below.
•The fair value of total assets acquired was $107.26 billion, which mainly consisted of approximately $68.46 billion of loans and $35.31 billion of cash and interest-earning deposits at banks.
•The fair value of deposits assumed was $55.90 billion.
•The core deposit intangible was $230 million.
•The preliminary after tax gain on acquisition was $9.88 billion for the six months ended June 30, 2023, representing the excess of the net assets acquired over the purchase price. This includes a net increase of $55 million recognized during the second quarter of 2023, primarily related to refined fair value estimates for acquired affordable housing tax credit investments, loans, and assets and liabilities of acquired SVBB subsidiaries. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the SVBB Acquisition Date (the “Measurement Period”).
•The purchase price consideration included a Purchase Money Note (as defined and described below) from the FDIC with an estimated fair value of $35.81 billion.

The SVBB Acquisition is further discussed in Note 2 — Business Combinations.

Segment Updates
As of December 31, 2022, BancShares managed its business and reported its financial results in General Banking, Commercial Banking, Rail, and Corporate segments. In conjunction with the SVBB Acquisition, BancShares added a new business segment, Silicon Valley Banking (“SVB”). Prior periods were not impacted by this update. Information about our segments is included in Note 21 — Business Segment Information and in the section entitled “Results by Business Segment” in this MD&A.

Recent Economic and Industry Developments
During 2023, the Federal Reserve’s Federal Open Market Committee (“FOMC”) continued to raise its target for the federal funds rate in an effort to combat inflation. The FOMC raised interest rates at its January, March, May and July meetings by 25 basis points each, but did not raise the interest rate during its June meeting. With the most recent increase, the FOMC raised their benchmark federal funds rate to a range between 5.25% - 5.50%.

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

In recent months, the banking industry has experienced increased volatility due to the failure of multiple high-profile banking institutions. These failures have increased industry concerns related to capital and liquidity, deposit outflows, uninsured deposit concentrations, and unrealized losses on securities. Due to the noted uncertainties and related bank failures, the FDIC and Federal Banking Agencies have issued notice of proposed rulemaking (“NPR”) related to special assessments to repay losses to the FDIC’s Deposit Insurance Fund and one that will require higher capital.

On May 22, 2023 the FDIC issued a NPR. The NPR included an annual special assessment rate of approximately 12.5 basis points (“bps”) to an assessment base that would equal an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, with the first $5 billion in estimated uninsured deposits excluded from the assessment base. The assessment would be accrued at the time of adoption, then paid in eight quarterly installments, potentially beginning in the first quarter of 2024. The exact timing and assessment calculation is still to be determined and will be published by the FDIC upon final adoption. Refer to the “Funding, Liquidity and Capital Overview” discussion below in the “Financial Performance Summary” section of this MD&A.

On July 27, 2023, the Federal Banking Agencies released an NPR to revise the Basel III Capital Rules, which would be applicable to BancShares and FCB. We are in the process of evaluating this NPR and assessing its potential impact.

Financial Performance Summary

The following tables in this MD&A compare financial data for the three months ended June 30, 2023 (the “current quarter”) to financial data for the three months ended March 31, 2023 (the “linked quarter”) and June 30, 2022 (the “prior year quarter”), and for the six months ended June 30, 2023 (“current YTD”) to the six months ended June 30, 2022 (“prior YTD”). In accordance with Item 303(c) of Regulation S-K, we focus on the linked quarter and prior YTD for the narrative discussion and analysis of our results of operations as we believe this provides investors and other users of our data with the most relevant information. We focus our discussion on our financial position by primarily comparing balances as of June 30, 2023 to December 31, 2022, while the tables also provide balances as of March 31, 2023.

Our results of operations include SVB beginning on the SVBB Acquisition Date, and therefore, many comparisons will highlight the impact of including SVB for the entire current quarter compared to five days in the linked quarter. Financial position balances as of June 30, 2023 and March 31, 2023 include the assets acquired and liabilities assumed in the SVBB Acquisition.

The following table summarizes BancShares’ results in accordance with U.S. GAAP, unless otherwise noted. Refer to the section entitled “Non-GAAP Financial Measurements” at the end of this MD&A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Table 1
Selected Quarterly Data

dollars in millions, except share data	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
SUMMARY OF OPERATIONS
Interest income	$2,953	$1,211	$757	$4,164	$1,467
Interest expense	992	361	57	1,353	118
Net interest income	1,961	850	700	2,811	1,349
Provision for credit losses	151	783	42	934	506
Net interest income after provision for credit losses	1,810	67	658	1,877	843
Noninterest income	658	10,259	424	10,917	1,274
Noninterest expense	1,572	855	745	2,427	1,555
Income before income taxes	896	9,471	337	10,367	562
Income tax (benefit) expense	214	(47)	82	167	36
Net income	682	9,518	255	10,200	526
Preferred stock dividends	15	14	17	29	24
Net income available to common stockholders	$667	$9,504	$238	$10,171	$502

PER COMMON SHARE DATA
Average diluted common shares	14,537,938	14,539,709	16,035,090	14,539,176	15,937,826
Earnings per common share (diluted)	$45.87	$653.64	$14.86	$699.53	$31.48

KEY PERFORMANCE METRICS
Return on average assets (ROA)	1.31%	33.23%	0.95%	12.62%	0.97%
Net interest margin (NIM) (1)	4.10	3.41	3.04	3.86	2.89

SELECTED QUARTERLY AVERAGE BALANCES
Investment securities	$19,806	$19,416	$19,185	$19,612	$19,338
Total loans and leases (2)	134,696	74,907	66,487	104,966	65,899
Operating lease equipment, net	8,405	8,236	7,973	8,321	7,949
Total assets	209,309	116,164	107,575	162,994	108,977
Total deposits	137,408	93,839	90,621	115,743	91,119
Total stockholders’ equity	19,521	11,369	10,567	15,445	10,495

SELECTED QUARTER-END BALANCES
Investment securities	$22,171	$19,527	$19,136
Total loans and leases	133,015	138,288	67,735
Operating lease equipment, net	8,531	8,331	7,971
Total assets	209,502	214,658	107,673
Total deposits	141,164	140,050	89,329
Total stockholders’ equity	19,771	19,216	10,642
Loan to deposit ratio	94.23%	98.74%	75.83%
Noninterest-bearing deposits to total deposits	31.56	39.02	29.75

CAPITAL RATIOS
Common equity Tier 1	13.38%	12.53%	11.35%
Tier 1 risk-based capital	14.00	13.13	12.37
Total risk-based capital	15.84	14.86	14.46
Tier 1 leverage	9.50	16.72	9.85

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.70%	0.60%	0.76%
Allowance for credit losses to loans ratio	1.23	1.16	1.26
Net charge off ratio	0.47	0.27	0.13	0.39	0.11
(1)     The rate presented is calculated net of average credit balances of factoring clients.
(2)     Average loan balances include held for sale and non-accrual loans.

Second Quarter Income Statement Highlights
•Net income for the current quarter was $682 million, a decrease of $8.84 billion or 93% from $9.52 billion for the linked quarter. Net income available to common stockholders for the current quarter was $667 million, a decrease of $8.84 billion or 93% from $9.50 billion for the linked quarter. The decreases were primarily related to the preliminary after tax gain on the SVBB Acquisition of $9.82 billion, partially offset by the $716 million provision for non-purchased credit deteriorated (“Non-PCD”) loans and leases and the unfunded commitments acquired in the SVBB Acquisition (collectively, the “day 2 provision for credit losses”) in the linked quarter. The current quarter also reflected higher NII (as defined below), along with higher noninterest expenses and income tax expense. Purchase accounting accretion for loans increased $226 million, reflecting a full quarter impact of the SVBB Acquisition. Net income per diluted common share for the current quarter was $45.87, a decrease from $653.64 for the linked quarter.
•The current quarter included the following select items:
◦an increase of $55 million in the preliminary after tax gain on acquisition for the Measurement Period adjustments discussed above, and
◦acquisition-related expenses of $205 million.
•The linked quarter included the following select items:
◦the preliminary after tax gain on acquisition of $9.82 billion,
◦day 2 provision for credit losses of $716 million for the SVBB Acquisition, and
◦acquisition-related expenses of $28 million.
•Return on average assets for the current quarter was 1.31%, compared to 33.23% for the linked quarter. The decrease was related to the lower net income described above and the increases in average assets, primarily from the SVBB Acquisition.
•Net interest income (“NII”) for the current quarter was $1.96 billion, an increase of $1.11 billion or 131% from $850 million for the linked quarter. This increase was primarily related to inclusion of loans and interest-earning deposits at banks acquired in the SVBB Acquisition for the entire current quarter, a $226 million increase in purchase accounting accretion for loans, and higher yields which resulted in higher interest income on our interest-earning assets. The increases in interest income were partially offset by higher costs for borrowings and interest-bearing deposits, which were primarily related to the Purchase Money Note and SVB deposits being included for the entire current quarter.
•Net interest margin (“NIM”) for the current quarter was 4.10%, an increase of 69 bps from 3.41% for the linked quarter. The increase in NIM was related to the increases in NII discussed above and partially offset by the increases in average interest-earning assets, reflecting inclusion of SVB for the entire current quarter.
•Provision for credit losses for the current quarter was $151 million, a decrease of $632 million or 81% from $783 million for the linked quarter. The decrease was primarily from the day 2 provision for credit losses of $716 million in the linked quarter, partially offset by an increase to the provision for loans and leases as a result of higher net charge-offs in the current quarter, as further discussed in the “Allowance for Credit Losses (“ACL”)” section of this MD&A.
•Noninterest income for the current quarter was $658 million, a decrease of $9.60 billion or 94% from $10.26 billion for the linked quarter. The decrease was primarily related to the preliminary after tax gain on acquisition of $9.82 billion in the linked quarter. The remaining changes reflect a net increase, primarily including the previously discussed increase of $55 million in the preliminary after tax gain on acquisition, and higher client investment fees, international fees, and service charges on deposit accounts, all of which included SVB for the entire current quarter.
•Noninterest expense for the current quarter was $1.57 billion, an increase of $717 million or 84% from $855 million for the linked quarter. The increase was primarily related to higher salaries and benefits, reflecting a full quarter impact from the SVBB Acquisition, higher acquisition-related costs and higher equipment costs.

Year to Date Income Statement Highlights
•Net income for the current YTD was $10.20 billion, an increase of $9.67 billion from $526 million for the prior YTD. Net income available to common stockholders for the current YTD was $10.17 billion, an increase of $9.67 billion from $502 million for the prior YTD. The increases were primarily related to the preliminary after tax gain on the SVBB Acquisition, which was $9.45 billion higher than the gain on our merger with CIT Group Inc. (“CIT Merger”), and higher NII. The increases were partially offset by the day 2 provision for credit losses, which were $195 million higher in the SVBB Acquisition compared to the CIT Merger, and higher noninterest expenses and income tax expense. Net income per diluted common share for the current YTD was $699.53, an increase from $31.48 for the prior YTD.

•The current YTD included the following select items:
◦a preliminary after tax gain on acquisition of $9.88 billion for the SVBB Acquisition,
◦day 2 provision for credit losses of $716 million for the SVBB Acquisition, and
◦acquisition-related expenses of $233 million.
•The prior YTD included the following select items:
◦a gain on acquisition of $431 million for the CIT Merger,
◦day 2 provision for credit losses of $513 million for the CIT Merger,
◦acquisition-related expenses of $169 million, and
◦a reduction in other noninterest expense of $27 million for the termination of certain legacy CIT retiree benefits, reflecting amounts previously accrued.
•Return on average assets for the current YTD was 12.62%, compared to 0.97% for the prior YTD. The increase was related to the increases in net income described above, partially offset by the increases in average assets, primarily from the SVBB Acquisition.
•NII for the current YTD was $2.81 billion, an increase of $1.46 billion or 108% from $1.35 billion for the prior YTD. This increase was primarily related to the loans and interest-earning deposits at banks acquired in the SVBB Acquisition, higher purchase accounting accretion, higher interest income from organic loan growth, and higher yields from multiple interest rate increases since June 30, 2022. The increases in interest income were partially offset by interest expense for the Purchase Money Note, higher rates on deposits and debt, inclusion of SVB deposits, and deposit growth in the Direct Bank.
•NIM for the current YTD was 3.86%, an increase of 97 bps compared to 2.89% for the prior YTD. The increase in NIM was related to the increases in NII discussed above.
•Provision for credit losses for the current YTD was $934 million, an increase of $428 million or 84% from $506 million for the prior YTD. The increase was primarily related to the day 2 provision for credit losses, which were $195 million higher in the SVBB Acquisition compared to the CIT Merger, higher loan and lease balances, and increases to the provision for loans and leases as a result of higher current YTD net charge-offs, as further discussed in the ACL section of this MD&A.
•Noninterest income for the current YTD was $10.92 billion, an increase of $9.64 billion from $1.27 billion for the prior YTD. The increase was primarily related to the higher gain on acquisition as previously discussed. Primarily as a result of the SVBB Acquisition, client investment fees, international fees, and fee income and other service charges were higher. Service charges on deposit accounts also increased, mainly from continued deposit growth in the Digital Bank.
•Noninterest expense for the current YTD was $2.43 billion, an increase of $872 million or 56% from $1.56 billion for the prior YTD. The increase was primarily related to higher salary and benefit costs, acquisition-related costs and equipment costs resulting from the SVBB Acquisition.

Refer to the “Results of Operations” section of this MD&A for further discussion.

Balance Sheet Highlights
•Total loans and leases at June 30, 2023 were $133.02 billion, an increase of $62.23 billion or 88% from $70.78 billion at December 31, 2022 and a decrease of $5.27 billion or 4% from $138.29 billion at March 31, 2023. The increase from December 31, 2022 was primarily related to SVB loans of $58.80 billion as of June 30, 2023 and organic loan growth in the General and Commercial Banking segments. SVB loans declined by $7.37 billion from March 31, 2023, primarily related to the Global Fund Banking portfolio, partially offset by growth of $1.37 billion in the General Banking segment in business and commercial loans and growth of $749 million in the Commercial Bank in many of our industry verticals.
•Total deposits at June 30, 2023 were $141.16 billion, an increase of $51.76 billion or 58% from $89.41 billion at December 31, 2022 and $1.11 billion from $140.05 billion at March 31, 2023. The increase from December 31, 2022 included $40.86 billion of SVB deposits as of June 30, 2023 and solid deposit growth in our Direct Bank and community association banking (“CAB”). The $1.11 billion increase from March 31, 2023 is due to an increase of $9.34 billion in the General Banking segment which includes the Direct Bank, partially offset by the decline of $8.40 billion in SVB deposits. As further discussed below, SVB deposits began to stabilize early in the second quarter.
•Total borrowings at June 30, 2023 were $40.14 billion, an increase of $33.49 billion from $6.65 billion at December 31, 2022 and a decrease of $5.96 billion from $46.09 billion at March 31, 2023. The increase from December 31, 2022 was primarily due to the Purchase Money Note of $35.82 billion payable as of June 30, 2023 to the FDIC related to the SVBB Acquisition as further discussed in Note 2 — Business Combinations. The decrease from March 31, 2023 primarily reflects repayments of FHLB borrowings.
•At June 30, 2023, BancShares remained well capitalized with a total risk-based capital ratio of 15.84%, a Tier 1 risk-based capital ratio of 14.00%, a common equity Tier 1 ratio of 13.38% and a Tier 1 leverage ratio of 9.50%.

Funding, Liquidity and Capital Overview

Deposit Composition
We fund our business primarily through deposits. Deposits represent approximately 78% of total funding at June 30, 2023. The following table summarizes the composition, average size and uninsured percentages of our deposits.

Table 2
Select Deposit Data

	Deposits as of June 30, 2023
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Banking segment	$95,323	$38	25%
Commercial Banking segment	3,064	255	87
SVB segment	40,860	314	72
Other business segments	1,917	n/m	3
Total	$141,164	53	40

The General Banking segment includes deposits from our branch network, which deploys a relationship-based approach to deposit gathering. The remaining deposits in the General Banking segment are primarily related to the Direct Bank, which enables us to increase deposits to meet the needs of our business, albeit at a higher cost compared to the branch network. The Commercial Banking segment includes deposits of commercial customers, and the SVB segment includes deposits related to the SVBB Acquisition. Other business segments primarily include brokered deposits of $1.91 billion in the Corporate segment, and the remaining $11 million relates to the Rail segment.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured data represents the percentage of deposits in the respective business segments. At June 30, 2023, total uninsured deposits were approximately $56.39 billion or 40% of total deposits. The increase in uninsured deposits from of $29.13 billion or 33% of total deposits at December 31, 2022 is due to deposits in the SVB segment, which have higher average customer balances.

Deposit Trends
Table 3
Deposit Trends

(dollars in millions)	Deposit Balance
					Acquisition Date
	June 30, 2023	April 28, 2023	April 14, 2023	March 31, 2023	March 27, 2023	December 31, 2022
SVB segment	$40,860	$41,425	$41,336	$49,259	$55,899	$—
General Banking, Commercial Banking, Rail and Corporate segments	100,304	92,447	92,149	90,791	—	89,408
Total deposits	$141,164	$133,872	$133,485	$140,050		$89,408

SVB deposits declined from $55.90 billion at the SVBB Acquisition Date to $49.26 billion at March 31, 2023, primarily due to uncertainty in the banking industry. SVB deposits further declined to $40.86 billion at June 30, 2023. As noted in the table above, SVB deposits began to stabilize early during the current quarter. The table above also indicates that aggregate deposits for the General Banking, Commercial Banking, Rail and Corporate segments increased during 2023, primarily from deposit growth in the Direct Bank, which is included in the General Banking segment.

Liquidity Position
We strive to maintain a strong liquidity position, and our risk appetite for liquidity is low. At June 30, 2023, liquidity metrics remained strong as we had $53.42 billion in liquid assets consisting of $37.15 billion in cash and interest-earning deposits at banks and $16.27 billion in high-quality liquid securities. We have unused borrowing capacity with the FHLB and Federal Reserve Bank of $11.12 billion and $4.82 billion, respectively. Further, in conjunction with the SVBB Acquisition, we entered into binding terms and conditions for a five year, up to $70.00 billion line of credit with the FDIC. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Investment Securities Duration
At June 30, 2023, our investment securities portfolio primarily consisted of debt securities available for sale and debt securities held to maturity as summarized below. The available for sale securities portfolio has an average duration of 2.7 years, and the debt securities held to maturity portfolio has an average duration of 4.9 years. Refer to the “Interest-earning Assets - Investment securities” section of this MD&A and Note 3 — Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	June 30, 2023
	Composition(1)	Amortized cost	Fair value	Fair value to cost
Total investment securities available for sale	57.6%	$12,923	$11,894	92.0%
Total investment securities held to maturity	42.0	10,201	8,652	84.8
Investment in marketable equity securities	0.4	75	76	101.3
Total investment securities	100%	$23,199	$20,622
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
Our capital position remains strong, and all regulatory capital ratios for BancShares and FCB significantly exceed the Prompt Corrective Action (“PCA”) well-capitalized thresholds and Basel III Requirements as further discussed in the “Capital” section of this MD&A and Note 17 — Regulatory Capital.

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
•Tax equivalent net interest income was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Rates

dollars in millions	Three Months Ended
	June 30, 2023			March 31, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$133,528	$2,353	7.06%	$73,900	$1,017	5.57%	$1,003	$333	$1,336
Investment securities	19,806	117	2.36	19,416	107	2.21	2	8	10
Securities purchased under agreements to resell	191	3	4.92	—	—	—	3	—	3
Interest-earning deposits at banks	38,014	480	5.07	7,585	87	4.61	389	4	393
Total interest-earning assets (2)	$191,539	$2,953	6.18%	$100,901	$1,211	4.85%	$1,397	$345	$1,742

Operating lease equipment, net	$8,405			$8,236
Cash and due from banks	1,161			595
Allowance for credit losses	(1,600)			(936)
All other noninterest-earning assets	9,804			7,368
Total assets	$209,309			$116,164

Interest-bearing deposits
Checking with interest	$24,164	$118	1.92%	$16,494	$22	0.50%	$13	$83	$96
Money Market	29,066	148	2.04	21,216	80	1.53	36	32	68
Savings	21,979	188	3.44	17,521	110	2.54	32	46	78
Time deposits	14,958	121	3.24	12,126	76	2.55	21	24	45
Total interest-bearing deposits	90,167	575	2.56	67,357	288	1.73	102	185	287
Borrowings:
Securities sold under customer repurchase agreements	456	1	0.31	455	—	0.30	1	—	1
Short-term FHLB borrowings	110	1	5.17	328	4	4.67	(3)	—	(3)
Short-term borrowings	566	2	1.26	783	4	2.13	(2)	—	(2)
FHLB borrowings	5,558	74	5.35	3,284	40	4.96	30	4	34
Senior unsecured borrowings	798	4	2.11	883	5	2.06	(1)	—	(1)
Subordinated debt	1,045	10	3.59	1,048	9	3.54	—	1	1
Other borrowings	35,168	327	3.74	1,978	15	2.95	307	5	312
Long-term borrowings	42,569	415	3.91	7,193	69	3.84	336	10	346
Total borrowings	43,135	417	3.88	7,976	73	3.68	334	10	344
Total interest-bearing liabilities	$133,302	$992	2.98%	$75,333	$361	1.94%	$436	$195	$631

Noninterest-bearing deposits	$47,241			$26,482
Credit balances of factoring clients	1,168			1,007
Other noninterest-bearing liabilities	8,077			1,973
Stockholders' equity	19,521			11,369
Total liabilities and stockholders’ equity	$209,309			$116,164

Interest rate spread (2)			3.20%			2.91%
Net interest income and net yield on interest-earning assets (2)		$1,961	4.10%		$850	3.41%
(1)     Loans and leases include non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances of factoring clients.

Current quarter compared to linked quarter
•NII for the current quarter was $1.96 billion, an increase of $1.11 billion or 131% from $850 million for the linked quarter. This increase was primarily due to higher average loans, purchase accounting accretion and interest-earning deposits at banks, reflecting the SVBB Acquisition, along with organic loan growth and higher yields, partially offset by higher costs on borrowings and interest-bearing deposits. The SVBB Acquisition impacted average balances and NII and NIM for the entire current quarter, whereas the linked quarter was impacted for only five days as the acquisition was completed on March 27, 2023.
◦Interest income earned on loans and leases for the current quarter was $2.35 billion, an increase of $1.34 billion or 131% from $1.02 billion for the linked quarter. The increase was primarily due to higher average loans and purchase accounting accretion, reflecting the SVBB Acquisition, and loan growth in the General Bank and Commercial Bank portfolios, as well as higher yields. Purchase accounting accretion for loans increased $226 million, reflecting a full quarter impact of the SVBB Acquisition.
◦Interest income earned on investment securities for the current quarter was $117 million, an increase of $10 million or 9% from $107 million for to the linked quarter. The increase was primarily due to higher reinvestment rates.
◦Interest income earned on securities purchased under agreements to resell was $3 million, related to assets acquired in the SVBB Acquisition.
◦Interest income earned on interest-earning deposits at banks for the current quarter was $480 million, an increase of $393 million from $87 million for the linked quarter, reflecting a higher average balance of interest-earning deposits at banks due to the impact of the SVBB Acquisition and higher Fed Funds.
◦Interest expense on interest-bearing deposits for the current quarter was $575 million, an increase of $287 million or 100% from $288 million for the linked quarter, primarily reflecting higher average balances from the SVBB Acquisition and increased deposits in our Direct Bank, along with higher deposit rates.
◦Interest expense on borrowings for the current quarter was $417 million, an increase of $344 million from $73 million for the linked quarter, primarily due to a full quarter impact of the Purchase Money Note related to the SVBB Acquisition, and by higher average FHLB borrowings. The increase was also due to higher average FHLB borrowings during the current quarter. In March we increased FHLB borrowings to improve liquidity in light of market conditions that led to bank failures. We repaid the new advances in the current quarter as we continuously rebalance our funding profile to match our funding needs. Refer to “Interest-Bearing Liabilities – Borrowings in this MD&A for further discussion of FHLB borrowings.
•NIM for the current quarter was 4.10%, an increase of 69 bps from 3.41% for the linked quarter. NIM improved due to the reasons explained above, the inclusion of the SVB loans and higher purchase accounting accretion, higher interest earning deposits at banks and higher yields offset the impacts of higher rates paid on and level of interest-bearing deposits and higher average balance of borrowings.
•Average interest-earning assets for the current quarter were $191.54 billion, an increase of $90.64 billion or 90% from $100.90 billion for the linked quarter, reflecting increases in average loans and leases and interest-earning deposits at banks of $59.63 billion and $30.43 billion, respectively, primarily due to the SVBB Acquisition.
•Average interest-bearing liabilities for the current quarter were $133.30 billion, an increase of $57.97 billion or 77% from $75.33 billion for the linked quarter, reflecting higher average balances for deposits and borrowings, primarily reflecting the SVBB Acquisition. The average rate on interest-bearing liabilities for the current quarter was 2.98%, an increase of 104 bps from 1.94% for the linked quarter, reflecting the weighting of the Purchase Money Note and the higher interest rate environment.

Table 6
Average Balances and Rates

dollars in millions	Three Months Ended
	June 30, 2023			June 30, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$133,528	$2,353	7.06%	$65,298	$655	4.03%	$985	$713	$1,698
Investment securities	19,806	117	2.36	19,185	89	1.85	3	25	28
Securities purchased under agreements to resell	191	3	4.92	—	—	—	3	—	3
Interest-earning deposits at banks	38,014	480	5.07	7,629	13	0.72	187	280	467
Total interest-earning assets (2)	$191,539	$2,953	6.18%	$92,112	$757	3.28%	$1,178	$1,018	$2,196

Operating lease equipment, net	$8,405			$7,973
Cash and due from banks	1,161			524
Allowance for credit losses	(1,600)			(849)
All other noninterest-earning assets	9,804			7,815
Total assets	$209,309			$107,575

Interest-bearing deposits
Checking with interest	$24,164	$118	1.92%	$16,503	$4	0.12%	$4	$110	$114
Money Market	29,066	148	2.04	25,468	18	0.28	3	127	130
Savings	21,979	188	3.44	13,303	11	0.34	12	165	177
Time deposits	14,958	121	3.24	8,796	9	0.38	9	103	112
Total interest-bearing deposits	90,167	575	2.56	64,070	42	0.26	28	505	533
Borrowings:
Securities sold under customer repurchase agreements	456	1	0.31	627	—	0.16	—	1	1
Short-term FHLB borrowings	110	1	5.17	—	—	—	1	—	1
Short-term borrowings	566	2	1.26	627	—	0.16	1	1	2
FHLB borrowings	5,558	74	5.35	386	2	1.64	62	10	72
Senior unsecured borrowings	798	4	2.11	894	4	2.05	—	—	—
Subordinated debt	1,045	10	3.59	1,057	8	3.06	—	2	2
Other borrowings	35,168	327	3.74	83	1	2.37	326	—	326
Long-term borrowings	42,569	415	3.91	2,420	15	2.43	388	12	400
Total borrowings	43,135	417	3.88	3,047	15	1.96	389	13	402
Total interest-bearing liabilities	$133,302	$992	2.98%	$67,117	$57	0.34%	$417	$518	$935

Noninterest-bearing deposits	$47,241			$26,551
Credit balances of factoring clients	1,168			1,189
Other noninterest-bearing liabilities	8,077			2,151
Stockholders' equity	19,521			10,567
Total liabilities and stockholders’ equity	$209,309			$107,575

Interest rate spread (2)			3.20%			2.94%
Net interest income and net yield on interest-earning assets (2)		$1,961	4.10%		$700	3.04%
(1), (2) See footnotes to previous table.

dollars in millions	Six Months Ended
	June 30, 2023			June 30, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$103,878	$3,370	6.53%	$64,724	$1,276	3.96%	$1,013	$1,081	$2,094
Investment securities	19,612	224	2.29	19,338	172	1.78	2	50	52
Securities purchased under agreements to resell	96	3	4.92	—	—	—	3	—	3
Interest-earning deposits at banks	22,884	567	4.99	9,542	19	0.40	60	488	548
Total interest-earning assets (2)	$146,470	$4,164	5.72%	$93,604	$1,467	3.14%	$1,078	$1,619	$2,697

Operating lease equipment, net	$8,321			$7,949
Cash and due from banks	880			530
Allowance for credit losses	(1,270)			(882)
All other noninterest-earning assets	8,593			7,776
Total assets	$162,994			$108,977

Interest-bearing deposits
Checking with interest	$20,350	$140	1.35%	$16,578	$9	0.11%	$3	$128	$131
Money Market	25,162	228	1.82	25,832	33	0.26	(1)	196	195
Savings	19,762	298	3.04	13,480	20	0.30	14	264	278
Time deposits	13,550	197	2.93	9,293	19	0.40	12	166	178
Total interest-bearing deposits	78,824	863	2.21	65,183	81	0.25	28	754	782
Borrowings:
Securities sold under customer repurchase agreements	456	1	0.31	614	—	0.16	—	1	1
Short-term FHLB borrowings	218	5	4.79	—	—	—	5	—	5
Short-term borrowings	674	6	1.76	614	—	0.16	5	1	6
FHLB borrowings	4,427	114	5.20	513	4	1.41	81	29	110
Senior unsecured borrowings	840	9	2.09	1,801	16	1.80	(9)	2	(7)
Subordinated debt	1,047	19	3.57	1,059	16	3.01	—	3	3
Other borrowings	18,665	342	3.70	84	1	2.20	340	1	341
Long-term borrowings	24,979	484	3.90	3,457	37	2.12	412	35	447
Total borrowings	25,653	490	3.85	4,071	37	2.12	417	36	453
Total interest-bearing liabilities	$104,477	$1,353	2.61%	$69,254	$118	0.34%	$445	$790	$1,235

Noninterest-bearing deposits	$36,919			$25,936
Credit balances of factoring clients	1,088			1,175
Other noninterest-bearing liabilities	5,065			2,117
Stockholders' equity	15,445			10,495
Total liabilities and stockholders’ equity	$162,994			$108,977

Interest rate spread (2)			3.11%			2.80%
Net interest income and net yield on interest-earning assets (2)		$2,811	3.86%		$1,349	2.89%
(1), (2) See footnotes to previous table.

Year to Date 2023 compared to 2022
•NII for the current YTD was $2.81 billion, an increase of $1.46 billion or 108% from $1.35 billion for the prior YTD. As discussed below, this increase was primarily due to the SVBB Acquisition, as well as the higher rate environment.
◦Interest income earned on loans and leases for the current YTD was $3.37 billion, an increase of $2.09 billion or 164% from $1.28 billion for the prior YTD. The increase was balanced between the impact of the rising interest rate environment and the average loan balance increase. The average loan balances increase reflected the SVBB Acquisition and loan growth in the General and Commercial Banking segments. The higher yield was due to multiple interest rate increases since last year. In addition, purchase accounting accretion was up in the current YTD.
◦Interest income earned on investment securities for the current YTD was $224 million, an increase of $52 million or 30% from $172 million for the prior YTD. The increase was primarily due to higher reinvestment rates.

◦Interest income earned on securities purchased under agreements to resell was $3 million, related to assets acquired in the SVBB Acquisition.
◦Interest income earned on interest-earning deposits at banks for the current YTD was $567 million, an increase of $548 million from $19 million for the prior YTD. Even though the average balance was up substantially, the increase primarily reflects higher Fed Funds rate. The higher average balance was due to the impact of the SVBB Acquisition and maintaining a higher level of liquidity due to the market uncertainty.
◦Interest expense on interest-bearing deposits for the current YTD was $863 million, an increase of $782 million from $81 million for the prior YTD, reflecting higher deposit rates across all our product lines, as we maintain competitive rates offered to customers, and higher average balances from the SVBB Acquisition and organic growth, mainly in higher-cost savings and time deposits.
◦Interest expense on borrowings for the current YTD was $490 million, an increase of $453 million from $37 million for the prior YTD, primarily due to the impact of the Purchase Money Note related to the SVBB Acquisition, and higher average FHLB borrowings.
•NIM for the current YTD was 3.86%, an increase of 97 bps from 2.89% for the prior YTD. The benefit of the rising interest rate environment on our interest-earning assets exceeded the impacts of higher rates paid on interest-bearing deposits and borrowings.
•Average interest-earning assets for the current YTD were $146.47 billion, an increase of $52.87 billion or 56% from $93.60 billion for the prior YTD, primarily reflecting increases in average loans and leases and interest-earning deposits at banks of $39.15 billion and $13.34 billion, respectively.
•Average interest-bearing liabilities for the current YTD were $104.48 billion, an increase of $35.22 billion or 51% from $69.25 billion for the prior YTD, reflecting higher average balances for both deposits and borrowings. The average rate on interest-bearing liabilities for the current YTD was 2.61%, an increase of 227 bps from 0.34% for the prior YTD, reflecting the higher interest rate environment and the weighting of the Purchase Money Note.

The following table details the average interest earning assets by category:

Table 7
Average Interest-earning Asset Mix

	% of Total Interest-earning Assets
	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loans and leases	70%	73%	71%	71%	69%
Investment securities	10	19	21	13	21
Securities purchased under agreements to resell	—	—	—	—	—
Interest-earning deposits at banks	20	8	8	16	10
Total interest earning assets	100%	100%	100%	100%	100%

The following table shows our average funding mix:

Table 8
Average Funding Mix

	% of Total Interest-bearing Liabilities
	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total interest-bearing deposits	68%	89%	95%	75%	94%
Short-term borrowings	—	1	1	1	1
Long-term borrowings	32	10	4	24	5
	100%	100%	100%	100%	100%
The above average mix tables include SVB average balances for an entire current quarter and only five days during the linked quarter as the acquisition was completed on March 27, 2023.

PROVISION FOR CREDIT LOSSES

As presented in the following table, the provision for credit losses for the current quarter was $151 million, a decrease of $632 million or 81% from $783 million for the linked quarter. The $632 million decrease is primarily due to the day 2 provision for credit losses of $716 million related to the SVBB Acquisition in the linked quarter, which included $462 million for acquired loans and leases (the “day 2 provision for loans and leases”) and $254 million for acquired unfunded commitments (the “day 2 provision for unfunded commitments”).

Absent the day 2 provision for credit losses, there was an increase in the provision for credit losses for loans and leases compared to the linked quarter. This reflected increases in charge-offs and specifically reserved loans and unfavorable trends in certain macroeconomic variables, most notably the CRE Price Index.

The provision for credit losses for the current YTD was $934 million, an increase of $428 million or 84% from $506 million for the prior YTD. As previously discussed, the provision for credit losses includes the day 2 provision for credit losses, which were higher for the SVBB Acquisition in the current YTD than for the CIT Merger in the prior YTD. The remaining increases are due to the reasons discussed above.

The ACL is further discussed in the “Critical Accounting Estimates” and “Credit Risk Management – Credit Risk – Allowance for Credit Losses” sections of this MD&A and in Note 5 — Allowance for Credit Losses.

Table 9
Provision for Credit Losses

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Day 2 provision for loans and leases	$—	$462	$—	$462	$454
Provision (benefit) for credit losses - loans and leases	169	71	36	240	(17)
Total provision for credit losses- loans and leases	169	533	36	702	437
Day 2 provision for unfunded commitments	—	254	—	254	59
(Benefit) provision for unfunded commitments	(17)	(8)	6	(25)	10
Total (benefit) provision for credit losses - unfunded commitments	(17)	246	6	229	69
(Benefit) provision for credit losses - investment securities available for sale	(1)	4	—	3	—
Provision for credit losses	$151	$783	$42	$934	$506

NONINTEREST INCOME

Noninterest Income
Noninterest income is an essential component of our total revenue. The primary sources of noninterest income consist of rental income on operating lease equipment, fee income and other service charges, client investment fees, wealth management services, service charges generated from deposit accounts, cardholder and merchant services, international fees, factoring commissions, and mortgage lending and servicing.

The current quarter includes a full quarter of noninterest income related to SVB while the prior quarter includes only five days, as the SVBB Acquisition was completed on March 27, 2023. We added client investment and international fees as new categories of noninterest income as a result of the SVBB Acquisition. Client investment fees are earned from discretionary investment management services for managing clients’ portfolios based on their investment policies, strategies and objectives. International fees primarily include foreign exchange fees that represent the income differential between purchases and sales of foreign currency on behalf of our clients, primarily from spot contracts. The remaining noninterest income from SVB was aligned into pre-existing categories and primarily included items such as fee income and other service charges, wealth management services, service charges on deposit accounts, and other noninterest income.

Table 10
Noninterest Income

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Rental income on operating lease equipment	$238	$233	$213	$471	$421
Other noninterest income:
Fee income and other service charges	69	47	37	116	71
Client investment fees	52	2	—	54	—
Wealth management services	51	40	37	91	72
International fees	32	4	2	36	4
Service charges on deposit accounts	44	24	28	68	55
Factoring commissions	20	19	27	39	54
Cardholder services, net	41	21	26	62	51
Merchant services, net	14	10	9	24	19
Insurance commissions	14	13	11	27	23
Realized loss on sale of investment securities available for sale, net	—	(14)	—	(14)	—
Fair value adjustment on marketable equity securities, net	(10)	(9)	(6)	(19)	(3)
Bank-owned life insurance	2	5	9	7	17
Gain on sale of leasing equipment, net	4	4	5	8	11
Gain on acquisition	55	9,824	—	9,879	431
Gain on extinguishment of debt	—	—	—	—	6
Other noninterest income	32	36	26	68	42
Total other noninterest income	420	10,026	211	10,446	853
Total noninterest income	$658	$10,259	$424	$10,917	$1,274

Rental Income on Operating Lease Equipment
Rental income from equipment we lease was $238 million for the current quarter, an increase of $5 million or 2% from the linked quarter. Rental income from equipment we lease was $471 million for the current YTD, an increase of $50 million or 12% from $421 million for the prior YTD. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the current quarter was $420 million, a decrease of $9.61 billion or 96% from $10.03 billion for the linked quarter. As presented above, the decrease was primarily due to the preliminary gain on acquisition in the linked quarter. The current quarter includes an additional preliminary gain on acquisition of $55 million due to Measurement Period adjustments as discussed in the Significant Events section of this MD&A. The remaining changes in other noninterest income represent a net increase compared to the linked quarter and reflect increases and decreases among various noninterest income accounts as summarized below.
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $22 million, primarily reflecting additional activity from the SVBB Acquisition, in addition to a modest increase in capital markets fees.
•Client investment fees, a revenue stream added with the SVBB Acquisition, consist of fees that are earned for managing off-balance sheet client funds. Refer to the description above and in Note 1 — Significant Accounting Policies and Basis of Presentation.
•Wealth management services increased by $11 million, primarily reflecting additional activity from SVBB Acquisition, which resulted in higher assets under management led by our trust and brokerage channels.
•International fees, a revenue stream added with the SVBB Acquisition, relate to commissions on customer foreign currency transactions. Refer to the description above and in Note 1 — Significant Accounting Policies and Basis of Presentation.
•Service charges on deposit accounts increased by $20 million, primarily reflecting additional volume from the SVBB Acquisition.
•Cardholder services increased by $20 million, mostly reflecting additional amounts from the SVBB Acquisition, along with an increase in existing programs, a higher volume of transactions and higher reward expenses.

•The realized loss on sale of investment securities available for sale in the linked quarter was due to the sale of a single corporate bond of a distressed entity.
•Other noninterest income consisted of items such as derivative gains and losses, gains or losses on sales of other assets including OREO, fixed assets and loans. The additional miscellaneous income from the SVBB Acquisition was offset by lower derivative income.

Other noninterest income for the current YTD was $10.45 billion, an increase of $9.59 billion from $853 million for the prior YTD. The increase was primarily due to the preliminary gain on acquisition. The remaining changes compared to the prior YTD reflect increases and decreases among various noninterest income accounts and generally trend as described above, with the following additional comments:
•Factoring commissions decreased $15 million, reflecting lower factoring volumes and surcharges.
•Fair value adjustments on marketable equity securities reflect changes in market prices of underlying portfolio investments.
•BOLI income was down, reflecting our decision in 2022 to terminate a significant portion of the contracts.
•Other noninterest income consisted of items such as derivative gains and losses, gain on sales of other assets including OREO, fixed assets and loans, and non-marketable securities. Other noninterest income increased by $26 million, primarily due to additional miscellaneous income from the SVBB Acquisition and net positive marks on derivatives.

NONINTEREST EXPENSE

The current quarter includes a full quarter of noninterest expense related to SVB while the prior quarter includes only five days, as the SVBB Acquisition was completed on March 27, 2023. Noninterest expense from SVB was aligned into pre-existing operating expense categories, with salaries and benefits and acquisition-related expenses impacted the most.

Table 11
Noninterest Expense

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Depreciation on operating lease equipment	$91	$89	$89	$180	$170
Maintenance and other operating lease expenses	56	56	47	112	90
Operating expenses:
Salaries and benefits	775	420	345	1,195	701
Net occupancy expense	64	50	48	114	96
Equipment expense	133	58	54	191	106
Professional fees	21	11	11	32	23
Third-party processing fees	54	30	26	84	50
FDIC insurance expense	22	18	9	40	21
Marketing expense	41	15	9	56	17
Acquisition-related expenses	205	28	34	233	169
Intangible asset amortization	18	5	6	23	12
Other noninterest expense	92	75	67	167	100
Total operating expenses	1,425	710	609	2,135	1,295
Total noninterest expense	$1,572	$855	$745	$2,427	$1,555

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

Maintenance and Other Operating Lease Expenses
Rail provides railcars primarily pursuant to full-service lease contracts under which Rail, as lessor, is responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the current quarter were $56 million, unchanged from the linked quarter. Maintenance and other operating lease expenses for the current YTD were $112 million, an increase of $22 million or 25% from $90 million for the prior YTD. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable, due to timing and number of railcars coming on or off lease and the asset condition. Refer to the Rail discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and benefits and occupancy and equipment expenses. Operating expenses for the current quarter were $1.43 billion, an increase of $715 million or 101% from $710 million in the linked quarter, and were generally higher due to a full quarter of increased operations resulting from the SVBB Acquisition.

The main components of the increase in operating expenses for the current quarter compared to the linked quarter are summarized below.
•Salaries and benefits increased by $355 million, mainly from a full quarter impact of the added employees from the SVBB Acquisition.
•Net occupancy costs increased $14 million, reflecting the additional office space and other rental fees resulting from the SVBB Acquisition.
•Equipment expense increased $75 million, mostly reflecting higher hardware and software-related costs resulting from the SVBB Acquisition.
•Professional fees increased $10 million, mostly reflecting additional costs resulting from the SVBB Acquisition.
•Third-party processing fees increased $24 million, reflecting additional costs resulting from the SVBB Acquisition.
•Marketing costs increased by $26 million, primarily reflecting the timing of our advertising relating to marketing efforts for the Direct Bank to support deposit growth.
•Acquisition-related expenses increased $177 million, primarily due to severance and personnel costs related to the SVBB Acquisition.
•Intangible asset amortization increased $13 million, reflecting the amortization for the core deposit intangible related to the SVBB Acquisition.
•Other expenses consisted of other insurance and taxes (other than income tax), foreclosure, collection and other OREO-related expenses, consulting, telecommunications, and other miscellaneous expenses including travel, postage, supplies, and appraisal expense. Changes in these individual items were not material.

Operating expenses for the current YTD were $2.14 billion, an increase of $840 million or 65% compared to $1.30 billion in the prior YTD. Operating expenses for the current YTD compared to the prior YTD reflected similar trends as noted above. In addition, FDIC insurance increased $19 million due to a higher assessment rate charged to financial institutions and higher deposit balances. Refer to the “Recent Economic and Industry Developments” discussion in the “Significant Events” section of this MD&A regarding a potential special assessment proposed by the FDIC.

INCOME TAXES

Table 12
Income Tax Data

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income before income taxes	$896	$9,471	$337	$10,367	$562
Income tax (benefit) expense	$214	$(47)	$82	$167	$36
Effective tax rate	23.9%	(0.5)%	24.2%	1.6%	6.3%

The effective tax rate (“ETR”) was 23.9% for the current quarter, an increase from (0.5)% for the linked quarter. The increase in the ETR from (0.5)% for the quarter ended March 31, 2023 to 23.9% for the current quarter was primarily related to the effects of the non-taxable nature of the preliminary gain on acquisition for the SVBB Acquisition in the linked quarter. The ETR was 1.6% for the current YTD, compared to 6.3% in the prior YTD. The decrease in the ETR for the current YTD was primarily driven by the effects of the non-taxable nature of the preliminary gain on acquisition for the SVBB Acquisition

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the actual 2023 ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors. Refer to Note 19 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Refer to Note 21 — Business Segment Information for related disclosures on the segments and detail on segment products and services. During the first quarter of 2023, we updated our segment disclosures to include SVB.

Results in our business segments reflect our funds transfer policy and allocation of expenses. Unallocated balances and, when applicable, certain select items are reflected in Corporate.

General Banking
The General Banking segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels, including the Direct Bank. We offer a full suite of deposit products, loans, cash management, wealth, payments and various other fee-based services.

Table 13
General Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income	$603	$560	$467	$1,163	$904
Provision (benefit) for credit losses	29	14	7	43	(8)
Net interest income after provision for credit losses	574	546	460	1,120	912
Noninterest income	119	116	125	235	248
Noninterest expense	393	395	390	788	799
Income before income taxes	300	267	195	567	361
Income tax expense	73	65	40	138	80
Net income	$227	$202	$155	$429	$281
Select Period End Balances
Loans and leases	$44,719	$43,353	$40,159	$44,719	$40,159
Deposits	95,323	85,982	83,518	95,323	83,518
The increase in net income for the current quarter compared to the linked quarter was due to higher NII, which offset a higher provision for credit losses. NII increased, reflecting growth in the loan portfolio, which offset higher deposit costs. The provision for credit losses increased, mainly due to loan growth and unfavorable trends in certain macroeconomic variables that are inputs to the ACL models, most notably the CRE Price Index. Noninterest income and noninterest expenses for the current quarter were relatively flat compared to the linked quarter and are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A. Segment net income for the current YTD increased from the prior YTD, reflecting higher NII, as higher yields, resulting from the increased rate environment, and portfolio growth outpaced rising deposit costs.

The increase in loans and leases during 2023 reflected continued demand through our branch network. Growth was primarily concentrated in commercial and business loans. Our consumer mortgage loans also increased, reflecting lower prepayments and originating loans that were held on-balance sheet, which offset lower origination activity due to the high rate environment.

Deposits include deposits from the branch network, Direct Bank and CAB channels. The increase in deposits during 2023 was primarily in our Direct Bank, in products such as time and savings accounts, which partially offset decreases in checking and money market accounts. Refer to consolidated discussions in the sections entitled “Net Interest Income and Net Interest Margin” and “Balance Sheet Analysis—Deposits” of this MD&A for additional information.

Commercial Banking
The Commercial Banking segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services primarily to small and middle market companies in a wide range of industries.

Table 14
Commercial Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income	$258	$240	$204	$498	$411
Provision for credit losses	170	49	35	219	1
Net interest income after provision for credit losses	88	191	169	279	410
Noninterest income	139	143	130	282	242
Noninterest expense	188	211	180	399	371
Income before income taxes	39	123	119	162	281
Income tax expense	11	29	24	40	65
Net income	$28	$94	$95	$122	$216
Select Period End Balances
Loans and leases	$29,433	$28,684	$27,505	$29,433	$27,505
Deposits	3,064	3,045	4,466	3,064	4,466
Operating lease equipment, net	741	719	724	741	724

The decrease in net income for the current quarter compared to the linked quarter was mostly due to higher provision for credit losses. The provision for credit losses increase was mainly due to loan growth and a reserve build as a result of higher charge-offs and unfavorable trends in certain macroeconomic variables, including the CRE Price Index. The reserve build was focused in real estate finance, concentrated in the general office portfolio, and commercial finance. NII increased primarily due to growth and higher yields for loans and leases, which offset higher deposit costs. Noninterest income and noninterest expenses for the current quarter were down compared to the linked quarter and are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A. Noninterest expenses for this segment also include depreciation on operating lease equipment, which totaled $44 million for the current quarter and $43 million for the linked quarter. Current YTD depreciation totaled $87 million, an increase of $5 million from $82 million in the prior YTD. Segment net income for the current YTD decreased from the prior YTD, primarily reflecting the higher provision for credit losses, partially offset by an increase in noninterest income due to higher rental income on operating lease equipment, capital markets income and interest rate derivative income.

The increase in loans and leases during 2023 reflected growth in a number of our industry verticals, such as maritime, healthcare and energy.

Silicon Valley Banking
The SVB segment products and services are provided to clients primarily in the healthcare and technology industries, as well as private equity and venture capital firms. Financial solutions are provided to commercial clients through credit, treasury management, foreign exchange, trade finance and other financial products and services.

Table 15
Silicon Valley Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income	$635	$65	$—	$700	$—
Benefit for credit losses	(47)	—	—	(47)	—
Net interest income after benefit for credit losses	682	65	—	747	—
Noninterest income	169	14	—	183	—
Noninterest expense	592	33	—	625	—
Income before income taxes	259	46	—	305	—
Income tax expense	70	11	—	81	—
Net income	$189	$35	$—	$224	$—
Select Period End Balances
Loans and leases	$58,799	$66,171	$—	$58,799	$—
Deposits	40,860	49,259	—	40,860	—

The current quarter included results of operations related to SVB for the entire period compared to only five days for the three months ended March 31, 2023, as the SVBB Acquisition was completed on March 27, 2023. The results exclude the preliminary gain on acquisition, day 2 provision for credit losses, purchase discount accretion and acquisition-related expenses, all of which are included in the Corporate segment.

NII reflects interest income on loans, partially offset by deposit costs. The benefit related to the provision for credit loss for the current quarter reflects the decline in the acquired loan portfolio and lower unfunded commitments. There was no provision for credit losses during the linked quarter due to the timing of SVBB Acquisition. Noninterest income includes various commercial banking products, two of which are client investment fees and international fees. Noninterest expenses were mostly salary and benefits related costs.

Loans totaled $58.80 billion at June 30, 2023, a decline of $7.37 billion from $66.17 billion at March 31, 2023, most of which was in Global Fund Banking loans. The decline included elevated paydowns, as customers had drawn on their lines of credit during the uncertainty in the banking industry in March, along with impacts of the slowdown in the private equity and venture capital environment on new loan volumes.

Deposits declined from $55.96 billion at the SVBB Acquisition Date to $49.26 billion at March 31, 2023, primarily due to uncertainty in the banking industry. SVB deposits further declined to $40.86 billion at June 30, 2023, but began to stabilize early in the second quarter. For additional information on deposit trends, refer to the “Funding, Liquidity and Capital Overview” discussion in the “Financial Performance Summary” section of this MD&A.

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

Table 16
Rail: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Rental income on operating leases	$180	$176	$160	$355	$319
Depreciation on operating lease equipment	47	46	47	94	88
Maintenance and other operating lease expenses	56	56	47	112	90
Adjusted rental income on operating lease equipment(1)	77	74	66	149	141
Interest expense, net	33	28	18	61	37
Other noninterest (expense) income	(2)	1	—	(1)	3
Operating expenses	18	18	17	34	33
Income before income taxes	24	29	31	53	74
Income tax expense	6	7	7	13	18
Net income	$18	$22	$24	$40	$56
Select Period End Balances
Operating lease equipment, net	$7,790	$7,612	$7,247	$7,790	$7,247
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

Net income and adjusted rental income on operating leases for the current quarter were $18 million and $77 million, respectively. Adjusted rental income on operating leases was up slightly on higher rental income from the increased number of rail cars owned and leased. Railcar depreciation is recognized on a straight-line basis over the estimated useful life of the asset. Maintenance and other operating lease expenses reflect costs for railcars put back on lease. The decrease in noninterest income reflects a net loss on sale of equipment due to a strategic action to reduce exposure to certain rail assets. Segment net income for the current YTD decreased from the prior YTD, as the higher interest expense offset the higher adjusted rental income, benefiting from improved utilization, re-lease rates and portfolio growth.

Our fleet is diverse, and the average re-pricing of equipment upon lease maturities was 124.0% of the average prior or expiring lease rate during the quarter. Our railcar utilization, including commitments to lease, was 98.3% at June 30, 2023.

Portfolio
Rail customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at June 30, 2023 consisted of approximately 121,000 railcars and locomotives. The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 17
Operating lease Railcar Portfolio by Type (units and net investment)

	June 30, 2023		March 31, 2023		December 31, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	44%	42%	44%	42%	43%	41%
Tank Cars	28	38	29	39	29	40
Mill/Coil Gondolas	8	7	8	6	8	6
Coal	8	1	8	1	8	1
Boxcars	6	6	6	6	6	6
Other	6	6	5	6	6	6
Total	100%	100%	100%	100%	100%	100%

Table 18
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	June 30, 2023		March 31, 2023		December 31, 2022
Manufacturing	$3,117	40%	$3,073	40%	$3,016	41%
Rail	1,960	25	1,958	26	1,981	27
Wholesale	1,171	15	1,137	15	1,101	15
Oil and gas extraction / services	596	8	593	8	552	7
Energy and utilities	235	3	242	3	242	3
Other	710	9	609	8	541	7
Total	$7,789	100%	$7,612	100%	$7,433	100%

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. For descriptions of items not allocated, see Note 21 — Business Segment Information.

Table 19
Corporate: Financial Data and Metrics

dollars in millions	Three Months Ended			Six Months Ended
Earnings Summary	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income	$498	$13	$47	$511	$71
(Benefit) provision for credit losses	(1)	720	—	719	513
Net interest income (expense) after provision for credit losses	499	(707)	47	(208)	(442)
Noninterest income	53	9,809	9	9,862	462
Noninterest expense	278	96	64	374	174
Income (loss) before income taxes	274	9,006	(8)	9,280	(154)
Income tax expense (benefit)	54	(159)	11	(105)	(127)
Net income (loss)	$220	$9,165	$(19)	$9,385	$(27)

Net income for Corporate for the current quarter was down from the linked quarter, which included an initial preliminary gain on acquisition of $9.82 billion and the day 2 provision for credit losses of $716 million related to the SVBB Acquisition. The preliminary gain on acquisition increased $55 million in the current quarter as previously discussed.

The current quarter benefited from higher net interest income that included accretion of $233 million for the loan purchase accounting adjustment related to the SVBB Acquisition. The current quarter also included an increase in noninterest expenses, reflecting acquisition-related expenses of $205 million compared to $28 million in the linked quarter. The income tax rate for the linked quarter reflects the impact of the preliminary gain on acquisition, resulting in a benefit. Refer to the “Income Taxes” section of this MD&A for further discussion. Segment net income for the current YTD increased from the prior YTD, reflecting the more significant impacts from the SVBB Acquisition compared to the impacts of the CIT Merger.

BALANCE SHEET ANALYSIS

INTEREST-EARNING ASSETS

Interest-earning assets include interest-earning deposits at banks, securities purchased under agreement to resell, investment securities, assets held for sale, and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets, while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-earning deposits at banks at June 30, 2023 totaled $37.85 billion, an increase of $32.82 billion from $5.03 billion at December 31, 2022 and a decrease of $676 million from $38.52 billion at March 31, 2023. The increase from December 31, 2022 primarily related to $33.93 billion acquired in the SVBB Acquisition, plus holding additional liquidity. Subsequent to the SVBB Acquisition Date, interest-earning deposits at banks decreased due to the decline in SVB deposits. The trend in deposits is further addressed in the “Funding, Liquidity and Capital Overview” section of this MD&A.

Securities Purchased Under Agreement to Resell
Securities Purchased Under Agreement to Resell at June 30, 2023 totaled $298 million and were acquired in the SVBB Acquisition.

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

The carrying value of investment securities at June 30, 2023 totaled $22.17 billion, an increase of $2.80 billion or 15% from $19.37 billion at December 31, 2022, and $2.64 billion or 14% from $19.53 billion at March 31, 2023. The increase from December 31, 2022 reflected investment security purchases of $3.31 billion, most of which were U.S. Treasuries purchased in the current quarter with an average duration of less than one year, and acquired investment securities of $385 million in the SVBB Acquisition. The increase was partially offset by maturities, paydowns and cash sales of $794 million, and included other non-cash items, such as fair value changes, amortization and non-settled transactions. The acquired investments in the SVBB Acquisition were municipal bonds and mortgage-backed securities.

BancShares’ portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, corporate bonds and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of June 30, 2023, investment securities available for sale had a net pre-tax unrealized loss of $1.03 billion, compared to a net pre-tax unrealized loss of $972 million as of December 31, 2022. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of June 30, 2023, no ACL was required. For corporate bonds and municipal bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors, including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that three corporate bonds carry credit-related losses, which was $3 million as of June 30, 2023.

BancShares’ portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury Notes and government agency securities described above, as well as securities issued by the Supranational Entities and Multilateral Development Banks and FDIC guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities and Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, BancShares’ management determined that no ACL was needed for investment securities held to maturity at June 30, 2023 and December 31, 2022.

The following table presents the investment securities portfolio at June 30, 2023, March 31, 2023 and December 31, 2022, segregated by major category:

Table 20
Investment Securities

dollars in millions	June 30, 2023			March 31, 2023			December 31, 2022
	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale:
U.S. Treasury	22.5%	$4,763	$4,634	10.9%	$2,091	$1,978	10.6%	$2,035	$1,898
Government agency	0.7	143	140	0.8	152	150	0.9	164	162
Residential mortgage-backed securities	23.3	5,443	4,810	26.7	5,415	4,848	26.8	5,424	4,795
Commercial mortgage-backed securities	7.6	1,776	1,577	8.7	1,755	1,585	9.0	1,774	1,604
Corporate bonds	2.3	538	476	2.8	542	500	3.0	570	536
Municipal bonds	1.2	260	257	—	—	—	—	—	—
Total investment securities available for sale	57.6%	$12,923	$11,894	49.9%	$9,955	$9,061	50.3%	$9,967	$8,995
Investment in marketable equity securities	0.4%	$75	$76	0.5%	$75	$85	0.5%	$75	$95
Investment securities held to maturity:
U.S. Treasury	2.1	$476	$426	2.4	$475	$433	2.4	$474	$424
Government agency	6.5	1,502	1,328	7.7	1,550	1,387	7.6	1,548	1,362
Residential mortgage-backed securities	18.0	4,406	3,716	21.3	4,511	3,858	21.7	4,605	3,882
Commercial mortgage-backed securities	14.2	3,518	2,923	16.8	3,547	3,051	16.1	3,355	2,871
Supranational securities	1.2	297	257	1.4	296	262	1.4	295	254
Other	—	2	2	—	2	2	—	2	2
Total investment securities held to maturity	42.0%	$10,201	$8,652	49.6%	$10,381	$8,993	49.2%	$10,279	$8,795
Total investment securities	100.0%	$23,199	$20,622	100.0%	$20,411	$18,139	100.0%	$20,321	$17,885
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at June 30, 2023, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio is calculated using security-level annualized yields.

Table 21
Weighted Average Yield on Investment Securities

	June 30, 2023
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.97%	0.98%	—%	—%	3.46%
Government agency	3.83	4.92	4.90	5.39	4.93
Residential mortgage-backed securities	3.80	3.67	4.25	1.99	2.04
Commercial mortgage-backed securities	3.60	3.95	6.13	2.88	3.11
Corporate bonds	5.00	6.49	5.38	4.67	5.50
Municipal bonds	2.58	2.48	2.61	3.23	2.91
Total investment securities available for sale	4.95%	1.71%	4.91%	2.20%	2.91%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	—	1.39	1.84	—	1.53
Residential mortgage-backed securities (1)	—	—	2.62	1.89	1.89
Commercial mortgage-backed securities (1)	—	2.44	2.00	2.79	2.78
Supranational Securities	—	1.35	1.68	—	1.56
Other	1.52	—	—	—	1.52
Total investment securities held to maturity	1.52%	1.39%	1.78%	2.29%	2.11%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at June 30, 2023. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

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

Assets held for sale at June 30, 2023 were $117 million, an increase of $57 million or 96% from $60 million at December 31, 2022 and an increase of $23 million or 25% from $94 million at March 31, 2023.

Table 22
Assets Held for Sale

dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022
Loans and leases:
Commercial	$62	$33	$48
Consumer	42	9	4
SVB	11	48	—
Loans and leases	115	90	52
Operating lease equipment	2	4	8
Total assets held for sale	$117	$94	$60

Loans and Leases
Loans and leases held for investment at June 30, 2023 were $133.02 billion, an increase of $62.23 billion or 88% from $70.78 billion at December 31, 2022 and a decrease of $5.27 billion or 4% from $138.29 billion at March 31, 2023. The increase from December 31, 2022 reflects approximately $58.80 billion of SVB loans as of June 30, 2023 and growth in commercial and consumer loans, partially offset by run-off during the current quarter of certain acquired portfolios in the SVB segment. As shown in the table below, commercial loans continued to grow during the current quarter in a number of industry verticals with in commercial and industrial, such as maritime, healthcare and energy, and modest growth in our branch network. Most of the decline in the SVB portfolio was in Global Fund Banking loans. The decline included elevated paydowns, as customers had drawn on their lines of credit during the uncertainty in the banking industry in March, along with a combination of balance sheet management and impacts of the high rate environment on new loan volumes.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 23
Loans and Leases

dollars in millions	June 30, 2023		March 31, 2023		December 31, 2022
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$3,182	2%	$2,971	2%	$2,804	4%
Owner occupied commercial mortgage	14,748	11	14,456	10	14,473	20
Non-owner occupied commercial mortgage	10,733	8	10,292	7	9,902	14
Commercial and industrial	25,376	19	24,508	18	24,105	34
Leases	2,130	2	2,163	2	2,171	3
Total commercial	$56,169	42%	$54,390	39%	$53,455	75%
Consumer:
Residential mortgage	$14,065	11%	$13,727	10%	$13,309	19%
Revolving mortgage	1,900	1	1,916	1	1,951	3
Consumer auto	1,425	1	1,452	1	1,414	2
Consumer other	657	1	632	1	652	1
Total consumer	$18,047	14%	$17,727	13%	$17,326	25%
Silicon Valley Banking:
Global fund banking	$29,333	22%	$36,097	26%	$—	—%
Investor dependent - early stage	1,840	1	1,994	1	—	—
Investor dependent - growth stage	4,052	3	4,418	3	—	—
Innovation C&I and cash flow dependent	8,905	7	9,193	7	—	—
Private Bank	9,580	7	9,476	7	—	—
CRE	2,530	2	2,444	2	—	—
Other	2,559	2	2,549	2	—	—
Total Silicon Valley Banking	$58,799	44%	$66,171	48%	$—	—%
Total loans and leases	$133,015	100%	$138,288	100%	$70,781	100%
Less allowance for credit losses	(1,637)		(1,605)		(922)
Net loans and leases	$131,378		$136,683		$69,859

The unamortized discount related to acquired loans was $2.48 billion at June 30, 2023, an increase of $2.36 billion from $118 million at December 31, 2022 and a decrease of $196 million from $2.67 billion at March 31, 2023. The increase from December 31, 2022 reflects the discount on loans acquired in the SVBB Acquisition, while the decline from March 31, 2023 was due to accretion recognized during the quarter.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio is mostly comprised of rail assets. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details on the rail portfolio.

Table 24
Operating Lease Equipment

dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022
Railcars and locomotives	$7,790	$7,612	$7,433
Other equipment	741	719	723
Total (1)	$8,531	$8,331	$8,156
(1)    Includes off-lease Rail equipment of $338 million at June 30, 2023, $409 million at March 31, 2023 and $457 million at December 31, 2022.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, senior and subordinated debt, and other borrowings. Interest-bearing liabilities at June 30, 2023 totaled $136.76 billion, an increase of $65.63 billion or 92% from $71.13 billion at December 31, 2022 and an increase of $5.26 billion or 4% from $131.50 billion at March 31, 2023. The increase from December 31, 2022 was primarily due to deposits assumed in the SVBB Acquisition, the Purchase Money Note, as well as deposit growth in the General Banking Segment, which includes the Direct Bank and CAB, and a net increase in FHLB borrowings.

Deposits
Refer to the “Funding, Liquidity and Capital Overview” section of this MD&A for discussion of deposit composition and recent deposit trends.

Total deposits at June 30, 2023 were $141.16 billion, an increase of $51.76 billion from $89.41 billion at December 31, 2022 and $1.11 billion from $140.05 billion at March 31, 2023. The increase from December 31, 2022 primarily reflects $40.86 billion of SVB deposits as of June 30, 2023. The increase from March 31, 2023 includes solid deposit growth in our Direct Bank and CAB, mostly offset by the decline in SVB deposits.

As summarized from the following table, interest-bearing deposits totaled $96.62 billion, $85.40 billion and $64.49 billion at June 30, 2023, March 31, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits totaled $44.55 billion, $54.65 billion and $24.92 billion at June 30, 2023, March 31, 2023 and December 31, 2022, respectively.

Table 25
Deposits

dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$44,547	$54,649	$24,922
Checking with interest	24,809	23,743	16,202
Money market	29,149	30,598	21,040
Savings	26,389	17,932	16,634
Time	16,270	13,128	10,610
Total deposits	$141,164	$140,050	$89,408
Noninterest-bearing deposits to total deposits	31.6%	39.0%	27.9%

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

Deposits (based on branch location) as of June 30, 2023, in North Carolina and South Carolina represented approximately 25.0% and 8.2%, respectively, of total deposits. The Direct Bank includes $29.23 billion or 20.7% of total deposits as of June 30, 2023. SVB deposits as of June 30, 2023 were $40.86 billion or 28.9% of total deposits and are primarily concentrated in online banking and California.

Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to our regulators. We estimate total uninsured deposits were $56.39 billion, which represents approximately 40% of total deposits at June 30, 2023, compared to $29.13 billion or 33% of total deposits at December 31, 2022. The increase in amount of uninsured deposits from December 31, 2022 reflects the inclusion of SVB deposits.

The following table provides the expected maturity of time deposits in excess of $250,000, the FDIC insurance limit, as of June 30, 2023:

Table 26
Maturities of Time Deposits In Excess of $250,000

dollars in millions	June 30, 2023
Time deposits maturing in:
Three months or less	$394
Over three months through six months	1,457
Over six months through 12 months	2,033
More than 12 months	890
Total	$4,774

Borrowings
Total borrowings at June 30, 2023 were $40.14 billion, an increase of $33.49 billion from $6.65 billion at December 31, 2022 and a decrease of $5.96 billion from $46.09 billion at March 31, 2023. The increase from December 31, 2022 to June 30, 2023 primarily related to the Purchase Money Note of approximately $35.81 billion payable to the FDIC, as discussed in Note 2 — Business Combinations, partially offset by a net decrease in FHLB borrowings, as discussed below, and the repayment of a $500 million senior unsecured note.

FHLB borrowings were $2.43 billion at June 30, 2023, a decrease of $1.82 billion from $4.25 billion at December 31, 2022 and a decrease of $6.07 billion from $8.50 billion at March 31, 2023. The decline from December 31, 2022 reflected $7.00 billion of advances taken in March 2023 to enhance available liquidity and $3.48 billion of advances in the current quarter, offset by first quarter repayments of $2.75 billion and second quarter repayments of $9.55 billion. We continued repayments of FHLB borrowings in July, to end the month with only a nominal amount outstanding. Refer to the “Liquidity Risk” section below for more information on FHLB borrowings.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 27
Borrowings

dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022
Securities sold under customer repurchase agreements	$454	$509	$436
Federal Home Loan Bank borrowings (1)
Floating rate notes due through September 2025	2,425	8,500	4,250
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (2)	35,817	35,151	—
Senior Unsecured Borrowings
3.722% fixed line of credit due September 2023	15	—	—
3.929% fixed-to-floating rate notes due June 2024	—	502	505
2.969% fixed-to-floating rate notes due September 2025	319	320	320
6.000% fixed rate notes due April 2036	59	59	59
Subordinated debt
6.125% fixed rate notes due March 2028	463	466	469
4.125% fixed-to-fixed rate notes due November 2029	102	102	102
3.375% fixed-to-floating rate notes due March 2030	349	348	348
Macon Capital Trust I - floating rate debentures due March 2034	14	14	14
SCB Capital Trust I - floating rate debentures due April 2034	10	10	10
FCB/SC Capital Trust II - floating rate debentures due June 2034	18	18	18
FCB/NC Capital Trust III - floating rate debentures due June 2036	88	88	88
Total subordinated debt	1,044	1,046	1,049
Other borrowings	6	7	26
Total borrowings	$40,139	$46,094	$6,645
(1)    Includes $0, $500 million and $1.75 billion in short-term borrowings and $2.43 billion, $8.00 billion and $2.50 billion in long-term borrowings at June 30, 2023, March 31, 2023 and December 31, 2022, respectively.
(2)    Purchase Money Note issued in connection with the SVBB Acquisition.

Refer to Note 11 — Borrowings for further information on the various components. Also see “Liquidity Risk” in this MD&A.

RISK MANAGEMENT

BancShares provided detail risk management information in our 2022 Form 10-K. There were no significant changes to those disclosures. The following is a summary of those disclosures.

Risk is inherent in any business. BancShares has defined a moderate risk appetite, a balanced approach to risk taking, with a philosophy that does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework and Statement, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge and oversight by management committees. Our Board strives to ensure that risk management is a part of our business culture and that our policies and procedures for identifying, assessing, monitoring, and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through its Risk Committee.

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

BancShares has been assessing the emerging impacts of the international tensions that could impact the economy and exacerbate headwinds of rising inflation, elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the condition continues to exist. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. While economic data continues to be mixed, baseline economic forecasts currently reflect a more marked decline in commercial real estate properties due to rising interest rates that impacted the allowance for credit loss forecasts. Key indicators will continue to be monitored and impacts assessed as part of our ongoing risk management framework. BancShares continues to integrate SVB into its existing risk management processes and procedures.

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

Our ACL estimate as of June 30, 2023 included extensive reviews of the changes in credit risk associated with the uncertainties around economic forecasts. These loss estimates additionally considered BancShares industry risk, and the actual net losses incurred during prior periods of economic stress, as well as recent credit trends, which have not seen significant deterioration as of June 30, 2023. Our ACL methodology was discussed in Note 1 — Significant Accounting Policies and Basis of Presentation of our 2022 Form 10-K.

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

Silicon Valley Banking Loans
During integration related to the SVBB Acquisition, ratings and ACL forecasting models will be re-considered and/or re-developed in order to align loans with common risk characteristics to common rating and loss forecasting methodologies. While FCB assesses ratings processes and ACL models during integration, Silicon Valley Bank’s existing ratings and ACL models will be maintained. The methodology for estimating the ACL is the sum of two main components: (i) modeled ACL assessed on a collective basis for pools of loans that share similar risk characteristics that includes a quantitative adjustment to account for portfolio risk not captured in the models and may include a qualitative adjustment based on management’s assessment of the risks and (ii) ACL assessed for individual loans that do not share similar risk characteristics with other loans.

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

For loans that do not share similar risk characteristics, the ACL is measured based on the net realizable value, which is the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral.

Allowance for Credit Losses
The ACL at June 30, 2023 was $1.64 billion, representing an increase of $715 million from $922 million at December 31, 2022 and an increase of $32 million from $1.61 billion at March 31, 2023. The ACL as a percentage of total loans and leases at June 30, 2023 was 1.23%, compared to 1.30% at December 31, 2022 and 1.16% at March 31, 2023.

The $715 million increase in the ACL compared to December 31, 2022 was primarily due to the impact of the SVBB Acquisition, including the initial ACL for PCD loans and leases (the “Initial PCD ACL”) of $220 million and the day 2 provision for loans and leases of $462 million. The $32 million increase compared to March 31, 2023 was primarily related to increases in net charge-offs discussed below, unfavorable trends in the CRE Price Index, loan growth in the General and Commercial Banking segments, partially offset by declines in the SVB Global Fund Banking portfolio. In the current quarter, the ACL on commercial loans and consumer loans increased $115 million and $13 million, respectively, partially offset by an ACL decrease of $96 million for SVB loans.

While management utilizes its best judgment and information available, the ultimate adequacy of our ACL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ACL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At June 30, 2023, ACL estimates in these scenarios ranged from approximately $1.30 billion, when weighting the upside scenario 100%, to approximately $2.14 billion when weighting the downside scenario 100%. BancShares management determined that an ACL of $1.64 billion was appropriate as of June 30, 2023.

Table 28
ACL for Loans and Leases

dollars in millions	Three Months Ended June 30, 2023
	Commercial	Consumer	SVB	Total
Balance at March 31, 2023	$800	$143	$662	$1,605
Initial PCD ACL	—	—	20	20
Provision for credit losses - loans and leases	172	16	(19)	169
Charge-offs	(69)	(6)	(101)	(176)
Recoveries	12	3	4	19
Balance at June 30, 2023	$915	$156	$566	$1,637
Annualized net charge-off ratio				0.47%
Net charge-offs	$57	$3	$97	$157
Average loans				$134,634
Percent of loans in each category to total loans	42%	14%	44%	100%

	Three Months Ended March 31, 2023
	Commercial	Consumer	SVB	Total
Balance at December 31, 2022	$789	$133	$—	$922
Initial PCD ACL	—	—	200	200
Day 2 provision for loans and leases	—	—	462	462
Provision for credit losses - loans and leases	58	13	—	71
Total provision for credit losses - loans and leases	58	13	462	533
Charge-offs	(55)	(7)	—	(62)
Recoveries	8	4	—	12
Balance at March 31, 2023	$800	$143	$662	$1,605
Annualized net charge-off ratio				0.27%
Net charge-offs	$46	$4	$—	$50
Average loans				$74,862
Percent of loans in each category to total loans	39%	13%	48%	100%

	Three Months Ended June 30, 2022
	Commercial	Consumer	SVB	Total
Balance at March 31, 2022	$743	$105	$—	$848
Initial PCD ACL	(12)	—	—	(12)
Benefit for credit losses - loans and leases	33	3	—	36
Charge-offs	(36)	(5)	—	(41)
Recoveries	12	7	—	19
Balance at June 30, 2022	$740	$110	$—	$850
Annualized net charge-off ratio				0.13%
Net charge-offs (recoveries)	$24	$(2)	$—	$22
Average loans				$66,431
Percent of loans in each category to total loans	76%	24%	—%	100%

dollars in millions	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$789	$133	$—	$922	$80	$98	$—	$178
Initial PCD ACL	—	—	220	220	258	14	—	272
Day 2 provision for loans and leases	—	—	462	462	432	22	—	454
Provision for credit losses - loans and leases	230	29	(19)	240	10	(27)	—	(17)
Total provision for credit losses- loans and leases	230	29	443	702	442	(5)	—	437
Charge-offs	(124)	(13)	(101)	(238)	(64)	(10)	—	(74)
Recoveries	20	7	4	31	24	13	—	37
Balance at end of period	$915	$156	$566	$1,637	$740	$110	$—	$850
Annualized net charge-off ratio				0.39%				0.11%
Net charge-offs (recoveries)	$104	$6	$97	$207	$40	$(3)	$—	$37
Average loans				$104,913				$65,810
Percent of loans in each category to total loans	42%	14%	44%	100%	76%	24%	—%	100%

Net charge-offs during the current quarter were $157 million, an increase of $107 million from $50 million during the linked quarter. On an annualized basis, the net charge-off ratio was 0.47% and 0.27% for the current and linked quarters, respectively. The increase in net charge-offs compared to the linked quarter primarily reflects charge-offs related to SVB loans, along with a modest increase in our commercial loans, mostly in equipment finance and real estate finance businesses. The three largest SVB charge-offs totaled $70 million with $45 million in the Innovation C&I and cash flow dependent portfolios, and the remaining were in the early and growth-stage investor dependent portfolios.

Net charge-offs for the current YTD of $207 million increased from $37 million during the prior YTD, reflecting the current quarter net charge-offs in the SVB portfolio, and higher commercial loan charge-offs, in certain portfolios within the equipment finance and real estate finance businesses. On an annualized basis, the net charge-off ratio was 0.39% and 0.11% for the current YTD and prior YTD, respectively. The following table provides trends in the ACL ratios.

Table 29
ACL for Loans and Leases Ratios

dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022
Allowance for credit losses	$1,637	$1,605	$922
Total loans and leases	133,015	138,288	70,781
Allowance for credit losses to total loans and leases	1.23%	1.16%	1.30%
Commercial loans and leases:
Allowance for credit losses - commercial	$915	$800	$789
Commercial loans and leases	56,169	54,390	53,455
Commercial allowance for credit losses to commercial loans and leases	1.63%	1.47%	1.48%
Consumer loans:
Allowance for credit losses - consumer	$156	$143	$133
Consumer loans	18,047	17,727	17,326
Consumer allowance for credit losses to consumer loans	0.86%	0.80%	0.77%
SVB loans:
Allowance for credit losses - SVB	$566	$662	$—
SVB loans	58,799	66,171	—
SVB allowance for credit losses to SVB loans	0.97%	1.00%	—%

The reserve for unfunded loan commitments was $335 million at June 30, 2023, an increase of $229 million compared to $106 million at December 31, 2022 and decrease of $17 million compared to $352 million at March 31, 2023. The increase from December 31, 2022 primarily reflects the $254 million day 2 provision for unfunded commitments related to the SVBB Acquisition. Refer to Note 22 — Commitments and Contingencies for information relating to off-balance sheet commitments and Note 5 — Allowance for Credit Losses for a roll forward of the ACL for unfunded commitments. The benefit of $17 million in the current quarter was primarily related to decreases in the outstanding commitment amounts for the SVB portfolio.

The following table presents the ACL by loan class:

Table 30
ACL by Loan Class

dollars in millions:	June 30, 2023		March 31, 2023		December 31, 2022
	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans	Allowance for Credit Losses	Allowance for Credit Losses as a Percentage of Loans
Commercial
Commercial construction	$45	1.42%	$36	1.22%	$40	1.43%
Owner occupied commercial mortgage	50	0.34	56	0.39	61	0.42
Non-owner occupied commercial mortgage	247	2.30	182	1.77	181	1.83
Commercial and industrial	533	2.10	490	2.00	476	1.98
Leases	40	1.86	36	1.69	31	1.41
Total commercial	915	1.63	800	1.47	789	1.48
Consumer
Residential mortgage	90	0.64	81	0.59	74	0.55
Revolving mortgage	18	0.91	16	0.84	13	0.67
Consumer auto	5	0.33	5	0.35	5	0.37
Consumer other	43	6.56	41	6.42	41	6.32
Total consumer	156	0.86	143	0.80	133	0.77
SVB
Global fund banking	73	0.25	91	0.25	—	—
Investor dependent - early stage	106	5.79	130	6.53	—	—
Investor dependent - growth stage	175	4.31	175	3.97	—	—
Innovation and cash flow dependent	141	1.59	171	1.85	—	—
Private Bank	21	0.22	44	0.47	—	—
CRE	28	1.10	26	1.07	—	—
Other	22	0.88	25	0.98	—	—
Total SVB	566	0.97	662	1.00	—	—
Total Allowance for Credit Losses	$1,637	1.23%	$1,605	1.16%	$922	1.30%

Credit Metrics

Non-performing Assets
Non-performing assets include non-accrual loans and leases, other real estate owned (“OREO”) and repossessed assets.

The following table presents total nonperforming assets:

Table 31
Non-Performing Assets

dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022
Non-accrual loans:
Commercial loans	$622	$510	$529
Consumer loans	94	94	98
SVB loans	213	224	—
Total non-accrual loans	929	828	627
Other real estate owned and repossessed assets	64	47	47
Total non-performing assets	$993	$875	$674

Allowance for credit losses to total loans and leases:	1.23%	1.16%	1.30%
Ratio of total non-performing assets to total loans, leases, other real estate owned and repossessed assets	0.75	0.63	0.95
Ratio of non-accrual loans and leases to total loans and leases	0.70	0.60	0.89
Ratio of allowance for credit losses to non-accrual loans and leases	176.33	193.76	146.88

Non-accrual loans and leases at June 30, 2023 were $929 million, an increase of $302 million from $627 million at December 31, 2022 and an increase of $101 million from $828 million at March 31, 2023. The increase from December 31, 2022 is primarily due to the SVBB Acquisition, resulting in addition of $213 million non-accrual loans and leases. These are mostly in the Investor Dependent and Innovation C&I and Cash Flow Dependent classes. Commercial loan non-accruals increased in the second quarter, primarily due to the addition of a large real estate loan. Refer to Note 4 — Loans and Leases for tabular presentation of non-accrual loans by loan class.

OREO and repossessed assets at June 30, 2023 was $64 million, compared to $47 million at December 31, 2022 and $47 million at March 31, 2023. Non-performing assets as a percentage of total loans, leases, OREO and repossessed assets at June 30, 2023 was 0.75% compared to 0.95% at December 31, 2022 and 0.63% at March 31, 2023. The increase during the current quarter was driven by a transfer of one real estate account to OREO.

Past Due Accounts
The percentage of loans 30 days or more past due at June 30, 2023 was 0.84% of total loans, compared to 1.22% at December 31, 2022 and 0.88% at March 31, 2023. Delinquency status of loans is presented in Note 4 — Loans and Leases.

Commercial Real Estate Portfolio

Our commercial real estate portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our commercial real estate portfolio.

Table 32
Commercial Real Estate Portfolio

dollars in millions	June 30, 2023
	Net Investment	% of Total Loans and Leases
Multi-Family	$4,170	3.14%
General Office	2,800	2.11
Medical Office	2,814	2.12
Industrial / Warehouse	2,297	1.73
Retail	1,562	1.17
Hotel / Motel	765	0.58
Other	2,664	2.00
Total	$17,072	12.83%

Evolving macroeconomic and social conditions (including the increase in remote working in connection with the COVID pandemic) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 33
Select General Office Loan Metrics

dollars in millions	June 30, 2023
% of total loans and leases	2.11%
% of commercial real estate loans	16.40%
Average loan balance	$2
Net charge-offs (%)	0.61%
Delinquencies as a % of total CRE loans	7.38%
Non-performing loans as a % of CRE loans	8.96%
ACL ratio	4.44%

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

Table 34
Commercial Loans and Leases - Geography

dollars in millions	June 30, 2023		March 31, 2023		December 31, 2022
State
California	$9,553	17.0%	$9,279	17.1%	$9,226	17.3%
North Carolina	9,138	16.3	8,795	16.2	8,699	16.3
Texas	3,899	6.9	3,586	6.6	3,624	6.8
Florida	3,566	6.3	3,398	6.2	3,273	6.1
South Carolina	3,170	5.7	3,076	5.7	3,142	5.9
All other states	25,203	44.9	24,796	45.6	24,243	45.4
Total U.S.	$54,529	97.1%	$52,930	97.4%	$52,207	97.8%
Total International	1,640	2.9	1,460	2.6	1,248	2.2
Total	$56,169	100.0%	$54,390	100.0%	$53,455	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 35
Commercial Loans and Leases - Industry

dollars in millions	June 30, 2023		March 31, 2023		December 31, 2022
Real Estate	$12,600	22.4%	$12,179	22.4%	$11,684	21.9%
Healthcare	8,434	15.0	8,264	15.2	8,146	15.2
Business Services	6,041	10.8	5,656	10.4	5,518	10.3
Transportation, Communication, Gas, Utilities	5,375	9.6	5,120	9.4	5,002	9.4
Manufacturing	4,505	8.0	4,400	8.1	4,387	8.2
Service Industries	4,257	7.6	4,118	7.6	4,213	7.9
Retail	3,470	6.2	3,639	6.7	3,462	6.5
Wholesale	2,581	4.6	2,507	4.6	2,605	4.9
Finance and Insurance	2,494	4.4	2,521	4.6	2,604	4.9
Other	6,412	11.4	5,986	11.0	5,834	10.8
Total	$56,169	100.0%	$54,390	100.0%	$53,455	100.0%

Consumer Loans Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on property address:

Table 36
Consumer Loans - Geography

dollars in millions	June 30, 2023		March 31, 2023		December 31, 2022
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
State
North Carolina	$6,030	33.4%	$5,830	32.9%	$5,702	32.9%
California	4,142	23.0	4,001	22.6	4,014	23.2
South Carolina	3,144	17.4	3,079	17.3	3,001	17.3
Other states	4,731	26.2	4,817	27.2	4,609	26.6
Total	$18,047	100.0%	$17,727	100.0%	$17,326	100.0%
Silicon Valley Banking Loans
SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.

The table below details SVB loans that are secured by real estate, at amortized cost:

Table 37
Silicon Valley Banking Loans Secured by Real Estate

dollars in millions	June 30, 2023	March 31, 2023
Private bank:
Loans for personal residence	$7,398	$7,355
Loans to eligible employees	526	519
Home equity lines of credit	143	130
Other	107	117
Total private bank loans secured by real estate	8,174	8,121
Commercial real estate ("CRE"):
Multifamily and residential investment	844	843
Retail	421	412
Office and medical	492	483
Manufacturing, industrial and warehouse	538	489
Hospitality	138	109
Other	97	108
Total CRE loans secured by real estate	2,530	2,444
Premium wine	874	913
Other	619	505
Total real estate secured loans	$12,197	$11,983

The SVB loan portfolio is focused on three primary markets: (i) Global Fund Banking, (ii) Technology and Life Science/Healthcare and (iii) Private Banking. The remainder of the portfolio is made up of CRE and Other loans.

Global Fund Banking
The Global Fund Banking loan portfolio includes loans to clients in the private equity/venture capital community. Global Fund Banking represented 50% and 22% of SVB loans and total loans at June 30, 2023, respectively. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

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

Investor Dependent - Early Stage loans represented 3% and 1% of SVB loans and total loans at June 30, 2023, respectively. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an initial public offering (“IPO”).

Investor Dependent - Growth Stage loans represented 7% and 3% of SVB loans and total loans at June 30, 2023, respectively. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid stage, and companies with revenues in excess of $15 million are considered to be later stage.

Innovation C&I and Cash Flow Dependent loans represented 15% and 7% of SVB loans and total loans at June 30, 2023, respectively. This portfolio is comprised of two types of loans, Innovation C&I and Cash Flow Dependent. Innovation C&I include loans in innovation sectors such as technology and life science/healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash Flow Dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

Private Banking
Private Banking clients consist of executive leaders and senior investment professionals in the innovation economy, as well as high net worth clients. Lending to Private Banking clients represented 16% and 7% of SVB loans and total loans at June 30, 2023, respectively. Many Private Banking products are secured by real estate. These products include mortgage loans, owner-occupied commercial mortgage loans, home equity lines of credit and other secured lending products. The remaining balance of the Private Banking portfolio consists of personal capital call lines of credit, restricted and private stock loans and other secured and unsecured lending products.

CRE
The CRE class represented 4% and 2% of SVB loans and total loans at June 30, 2023, respectively. This class consists generally of acquisition financing loans for commercial properties such as office buildings, retail properties, apartment buildings and industrial/warehouse space. All CRE products are secured by real estate collateral.

Other
The Other class includes Premium Wine, Other C&I and Other portfolios which represented 4% and 2% of SVB loans and total loans at June 30, 2023. Premium wine loans are to wine producers, vineyards and wine industry or hospitality businesses across the Western United States. A large portion of premium wine loans are secured by real estate collateral. Other C&I loans include tax-exempt commercial loans to non-for-profit private schools, college, public charter schools and other not-for-profit organizations as well as commercial loans to clients that are not in technology and life sciences/healthcare industries. Our Other class of loans is primarily comprised of construction and land loans for financing new developments or financing improvements to existing buildings, as well as loans made as part of our responsibilities under the Community Reinvestment Act of 1977.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of June 30, 2023:

Table 38
Silicon Valley Banking Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$1,133	$1,541	$2,623	$2,769	$21,267	$29,333
Investor dependent - early stage	1,104	459	117	23	137	1,840
Investor dependent - growth stage	753	1,088	1,058	479	674	4,052
Innovation C&I and cash flow dependent	333	256	780	1,327	6,209	8,905
Private Bank	7,201	977	744	257	401	9,580
CRE	691	488	705	402	244	2,530
Other	482	489	741	609	238	2,559
Total	$11,697	$5,298	$6,768	$5,866	$29,170	$58,799
SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at June 30, 2023 and March 31, 2023, based on borrower location:

Table 39
Silicon Valley Banking Loans - Geography

dollars in millions	June 30, 2023		March 31, 2023
State
California	$18,169	30.8%	$19,936	30.1%
Massachusetts	8,831	15.0	9,658	14.6
New York	8,640	14.7	10,094	15.3
Connecticut	4,221	7.2	4,520	6.8
Texas	4,207	7.2	4,578	6.9
All other states	12,331	21.0	14,375	21.7
Total U.S.	56,399	95.9	63,161	95.4
Total International	2,400	4.1	3,010	4.6
Total	$58,799	100.0%	$66,171	100.0%

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
Our funding sources consist primarily of deposits and we also support our funding needs through wholesale funding sources (including unsecured and secured borrowings). The SVBB Acquisition significantly increased our balance sheet and changed our rate sensitivity. At the time of the SVBB Acquisition, we assumed $55.90 billion of deposits, entered into a $36.07 billion fixed-rate Purchase Money Note payable to the FDIC, acquired $68.46 billion of loans, most of which have variable rates, and $35.31 billion of cash and interest-bearing deposits at banks.

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

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporates additional assumptions, such as, but not limited to prepayment estimates, pricing estimates and deposit behaviors. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and 25 and 100 bps decrease from the market-based forward curve for June 30, 2023, March 31, 2023, and December 2022.

Table 40
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	June 30, 2023	March 31, 2023	December 31, 2022
-100	(9.7)%	(11.1)%	(4.0)%
-25	(2.4)	(2.8)	(0.9)
+25	2.4	2.8	0.8
+100	9.5	11.1	3.4
+200	18.9	22.0	6.7

NII Sensitivity metrics at June 30, 2023, compared to March 31, 2023, were primarily affected by compositional changes in deposits, funding and investments. NII Sensitivity metrics at June 30, 2023, compared to December 31, 2022, were primarily affected by the addition of the acquired loans and assumed deposits as part of the SVBB Acquisition, as well as the Purchase Money Note and the higher cash balance to manage liquidity risk from the acquired portfolios.

As of June 30, 2023, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings is largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 65%-70% of our loans have floating contractual reference rates, indexed primarily to Prime, Secured Overnight Financing Rate (“SOFR”) and LIBOR. Deposit betas are up for the combined company, and are modeled to have a portfolio average of approximately 35%-40% over the forecast horizon. Deposit beta is the portion of a change in the fed funds rate that is passed on to the deposit rate. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The following table presents the EVE profile as of June 30, 2023, March 31, 2023, and December 31, 2022:

Table 41
Economic Value of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	June 30, 2023	March 31, 2023	December 31, 2022
-100	(5.0)%	(6.1)%	(5.3)%
-25	(1.1)	(1.4)	(1.2)
+100	4.2	5.3	4.1
+200	7.8	10.0	3.0

The economic value of equity metrics at June 30, 2023 compared to March 31, 2023 were primarily affected by compositional changes in deposits, funding and investments. The economic value of equity metrics at June 30, 2023 compared to December 31, 2022 were primarily affected by the balance sheet changes noted earlier due to the SVBB Acquisition.

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

The following table provides loan maturity distribution information:

Table 42
Loan Maturity Distribution

dollars in millions	At June 30, 2023, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$856	$1,482	$768	$76	$3,182
Owner occupied commercial mortgage	653	4,454	9,068	573	14,748
Non-owner occupied commercial mortgage	2,277	6,027	2,004	425	10,733
Commercial and industrial	6,644	14,831	3,671	230	25,376
Leases	737	1,356	37	—	2,130
Total commercial	11,167	28,150	15,548	1,304	56,169
Consumer
Residential mortgage	116	595	2,331	11,023	14,065
Revolving mortgage	61	133	47	1,659	1,900
Consumer auto	12	715	698	—	1,425
Consumer other	310	187	123	37	657
Total consumer	499	1,630	3,199	12,719	18,047
SVB
Global fund banking	27,366	1,846	121	—	29,333
Investor dependent - early stage	293	1,480	67	—	1,840
Investor dependent - growth stage	362	3,578	112	—	4,052
Innovation and cash flow dependent	1,492	7,017	396	—	8,905
Private Bank	257	516	985	7,822	9,580
CRE	285	1,432	751	62	2,530
Other	423	757	835	544	2,559
Total SVB	30,478	16,626	3,267	8,428	58,799
Total loans and leases	$42,144	$46,406	$22,014	$22,451	$133,015

The following table provides information regarding the sensitivity of loans and leases to changes in interest rates:

Table 43
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$942	$1,384
Owner occupied commercial mortgage	12,570	1,525
Non-owner occupied commercial mortgage	3,479	4,977
Commercial and industrial	8,498	10,234
Leases	1,385	8
Total commercial	26,874	18,128
Consumer
Residential mortgage	7,506	6,443
Revolving mortgage	33	1,806
Consumer auto	1,413	—
Consumer other	320	27
Total consumer	9,272	8,276
SVB
Global fund banking	16	1,951
Investor dependent - early stage	23	1,524
Investor dependent - growth stage	6	3,684
Innovation and cash flow dependent	—	7,413
Private Bank	1,893	7,430
CRE	1,001	1,244
Other	1,426	710
Total SVB	4,365	23,956
Total loans and leases	$40,511	$50,360
Reference Rate Reform
U.S. Dollar LIBOR officially ceased reporting at close of business June 30, 2023. The U.K. Financial Conduct Authority at such time announced that U.S. Dollar LIBOR is “Not Representative” going forward.

In April 2018, the FRB of New York commenced publication of SOFR, which has been recommended as an alternative to U.S. Dollar LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest Act (“LIBOR Act”), which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking on a proposed regulation to implement the LIBOR Act, as required by its terms. The LIBOR Act requires implementing regulations be in place within 180 days of its enactment. The final rule was approved by the FRB on December 16, 2022 and became effective February 27, 2023. The Consumer Financial Protection Bureau issued an interim final rule, effective May 15, 2023. This further addresses the planned cessation of most U.S. Dollar LIBOR tenors after June 30, 2023, by incorporating the Board selected benchmark replacement for consumer loans into Regulation Z open-end and closed-end credit provisions. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR contracts subject to the LIBOR Act. BancShares has adopted Board-selected benchmark replacements to take advantage of the safe harbors, where applicable, that are afforded in the rule.

BancShares holds instruments such as loans, investments, derivative products, and other financial instruments that use LIBOR as a benchmark rate. However, BancShares’ LIBOR exposure is primarily to tenors other than one week and two-month USD LIBOR.

All consumer and commercial clients with contracts providing FCB with unilateral lender discretion were notified in April 2023 of LIBOR’s cessation and FCB’s selected replacement index. During the quarter, IT/Operations added replacement indices to all impacted systems. The remaining servicing task for both General Banking and Commercial Banking is to link transactions to the new index as the index becomes effective (next reset date). In the months leading up to the cessation of LIBOR, Commercial Banking engaged in a proactive exercise to amend existing contracts where it would provide a positive client experience. As of June 30, 2023, substantially all amendments had been completed. Synthetic LIBOR for 1, 3 and 6 month tenors will be reported through the end of September 2024 and is calculated based on CME Term SOFR plus the relevant ISDA fixed spread adjustments.

BancShares is utilizing SOFR as our preferred replacement index for LIBOR. As loans mature and new originations occur a larger percentage of BancShares’ variable-rate loans are expected to reference SOFR in response to the discontinuation of LIBOR. However, we are positioned to accommodate other alternative reference rates (e.g., credit sensitive rates) in response to how the market evolves. Further, BancShares has moved to Term SOFR plus the Alternative Reference Rate Committee recommended credit spread adjustment for its Series B Preferred Stock since the dividends were previously based on a floating rate tied to three-month LIBOR. The last dividend payment based on a LIBOR accrual will occur September 15, 2023.

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

Liquidity includes Available Cash and HQLS. At June 30, 2023 we had $53.42 billion of total Liquid Assets (25.5% of total assets) and $86.03 billion of contingent liquidity sources available.

Table 44
Liquidity

dollars in millions	June 30, 2023
Available Cash	$37,152
High Quality Liquid Securities (1)	16,269
Liquid Assets	$53,421

FDIC Credit Facility (2)	$70,000
FHLB capacity (3)	11,124
FRB capacity	4,817
Line of credit	85
Total contingent sources	$86,026
Total Liquid Assets and contingent sources	$139,447
(1)    Consist of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and Agency securities held outright or via reverse repurchase agreements.
(2)    Credit facility obtained in connection with SVBB Acquisition. See below for additional details and limits on use.
(3)    See following table for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our branch network and Direct Bank. Total deposits at June 30, 2023 were $141.16 billion, an increase of $51.76 billion from $89.41 billion at December 31, 2022 and an increase of $1.11 billion from $140.05 billion at March 31, 2023. The increase in deposits from December 31, 2022 primarily reflected additional deposits from the SVBB Acquisition, and growth in the Direct Bank. We use borrowings to diversify the funding of our business operations. Total borrowings at June 30, 2023 were $40.14 billion, an increase of $33.49 billion from $6.65 billion at December 31, 2022 and a decrease of $5.96 billion from $46.09 billion at March 31, 2023. The increase in borrowings from December 31, 2022 primarily reflected the Purchase Money Note (see Note 2 — Business Combination), while the decrease reflected FHLB repayments. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Refer to the respective “Deposits” and “Borrowings” sections for further discussion on changes in balances.

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

Table 45
FHLB Balances

dollars in millions	June 30, 2023	March 31, 2023	December 31, 2022
	Total	Total	Total
Total borrowing capacity	$14,999	$14,662	$14,918
Less:
Advances	2,425	8,500	4,250
Letters of credit (1)	1,450	1,450	1,450
Available capacity	$11,124	$4,712	$9,218
Pledged non-PCD loans (contractual balance)	$23,969	$23,743	$23,491
Weighted Average Rate	5.40%	5.21%	3.28%
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB of Richmond, FCB has access to an additional $4.82 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at June 30, 2023 and December 31, 2022.

In March 2023, following the failures of Silicon Valley Bank and Signature Bank, the FRB created a new Bank Term Funding Program as an additional source of liquidity against high-quality securities in order to make additional funding available to eligible depository institutions. This program offers loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, provided that such collateral was owned by the borrower as of March 12, 2023. These pledged assets will be valued at par under the Program. Eligible institutions can request advances under the Program at least through March 11, 2024. As of June 30, 2023, we did not have any securities pledged or amounts advanced related to this program.

FDIC Credit Facility
FCB and the FDIC entered into binding terms and conditions for a five-year, up to $70 billion line of credit to FCB (the “Credit Facility”) provided by the FDIC. During the two-year period following the SVBB Acquisition, FCB may draw on the Credit Facility to support liquidity, including for deposit withdrawal or runoff and to fund the unfunded commercial lending commitments acquired pursuant to the SVBB Acquisition. Interest on outstanding principal will accrue at a variable rate equal to the SOFR plus 25 basis points (but in no event less than 0.00%).

The Credit Facility is primarily secured by all loans acquired in the SVBB Acquisition and related commitments that are subsequently drawn and outstanding as of June 30, 2023.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of June 30, 2023, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. See Note 22 — Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 46
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$13,744	$2,328	$73	$125	$16,270
Short-term borrowings	454	—	—	—	454
Long-term borrowings (1)(2)	(23)	2,665	36,405	638	39,685
Total contractual obligations	$14,175	$4,993	$36,478	$763	$56,409
Commitments:
Financing commitments	$44,669	$13,554	$5,342	$5,727	$69,292
Letters of credit	2,733	328	130	6	3,197
Deferred purchase agreements	1,531	—	—	—	1,531
Purchase and funding commitments	672	—	—	—	672
Affordable housing partnerships (1)	305	549	21	51	926
Total commitments	$49,910	$14,431	$5,493	$5,784	$75,618
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $21 million and $180 million, respectively. On-balance sheet commitments are included in other liabilities and presented net of a purchase accounting adjustment of $65 million.
(2)    Less than 1 year balance represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of scheduled repayments.

CAPITAL

Capital requirements applicable to BancShares are discussed in “Regulatory Considerations” section in Item 1. Business — Regulation of our 2022 Form 10-K. The SVBB Acquisition was the primary cause of increase in BancShares’ total assets, from $109.30 billion at December 31, 2022 to $209.50 billion at June 30, 2023. BancShares’ total consolidated assets remains between $100 billion and $250 billion, and, as such, BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods, as detailed in our 2022 Form 10-K. However, the proposed interagency rulemaking recently announced by the FDIC, the Federal Reserve and the OCC could alter the capital framework for banks with total assets of $100 billion. We are continuing to monitor these proposed rules.

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

Common and Preferred Stock Dividends
During the first and second quarters of 2023, we paid a quarterly dividend of $0.75 on the Class A Common Stock and Class B Common Stock. On July 25, 2023, our Board of Directors declared a quarterly dividend on the Class A Common Stock and Class B Common Stock of $0.75 per common share. The dividends are payable on September 15, 2023 to stockholders of record as of August 31, 2023.

On July 25, 2023, our Board of Directors also declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The dividends are payable on September 15, 2023 to stockholders of record as of August 31, 2023. Dividend payment information on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is disclosed in Note 15 — Stockholders’ Equity.

Capital Composition and Ratios
The table below shows activities that caused the change in outstanding Class A Common Stock during 2023:

Table 47
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Class A shares outstanding at beginning of period	13,514,808	13,501,017
Restricted stock units vested, net of shares held to cover taxes	41	13,832
Class A shares outstanding at end of period	13,514,849	13,514,849

We also had 1,005,185 Class B Common Stock outstanding at June 30, 2023 and December 31, 2022.

On April 25, 2023 the Parent Company’s stockholders approved amendments to the Restated Certificate of Incorporation to increase the number of authorized shares of the Class A Common Stock from 16,000,000 shares to 32,000,000 shares and to increase the number of authorized shares of the Preferred Stock from 10,000,000 shares to 20,000,000.

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

Table 48
Analysis of Capital Adequacy

dollars in millions	Requirements to be Well-Capitalized	June 30, 2023		March 31, 2023		December 31, 2022
		Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$22,504	15.84%	$21,764	14.86%	$11,799	13.18%
Tier 1 risk-based capital	8.00	19,898	14.00	19,225	13.13	9,902	11.06
Common equity Tier 1	6.50	19,017	13.38	18,344	12.53	9,021	10.08
Tier 1 leverage ratio	5.00	19,898	9.50	19,225	16.72	9,902	8.99

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$22,292	15.69%	$21,578	14.74%	$11,627	12.99%
Tier 1 risk-based capital	8.00	20,142	14.18	19,495	13.32	10,186	11.38
Common equity Tier 1	6.50	20,142	14.18	19,495	13.32	10,186	11.38
Tier 1 leverage ratio	5.00	20,142	9.62	19,495	16.97	10,186	9.25

As of June 30, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 7.84% and 7.69%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. At December 31, 2022, BancShares and FCB risk-based capital ratio conservation buffers were 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of June 30, 2023 and December 31, 2022 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ACL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

As further described in our 2022 Form 10-K, the ACL and fair values of loans acquired in and the core deposit intangibles associated with a business combination are considered critical accounting estimates. The ACL as of June 30, 2023 is discussed in Note 5 — Allowance for Credit Losses and the Credit Risk discussion in the section entitled “Risk Management” above.
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
ASU 2023-02 – Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023	The amendments in this update allow entities to elect to account for qualifying tax equity investments using the proportional amortization method (“PAM”), regardless of the program giving rise to the related income tax credits. PAM accounting had been available only for qualifying investments in qualified affordable housing projects. The guidance also requires disclosure of the nature of the investor’s tax equity investments and the effect of income tax credits and other income tax benefits from tax equity investments on the investor’s balance sheet and income statement.	Effective for BancShares as of January 1, 2024. Early adoption is permitted. BancShares does not expect the adoption of the update to have a material impact on our consolidated financial statements.
ASU 2022-03 - Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions Issued June 2022	The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also require specific disclosures for equity securities subject to contractual sale restrictions.	Effective for BancShares as of January 1, 2024. Early adoption is permitted.

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

The table below presents a reconciliation of net income to adjusted rental income on operating lease equipment.

Table 49
Rail Segment

dollars in millions	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (GAAP)	$18	$22	$24	$40	$56
Plus: Provision for income taxes	6	7	7	13	18
Plus: Other noninterest expense	18	18	17	34	33
Less: Other noninterest income	(2)	1	—	(1)	3
Plus: Interest expense, net	33	28	18	61	37
Adjusted rental income on operating lease equipment (non-GAAP)	$77	$74	$66	$149	$141

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including the military conflict between Russia and Ukraine) and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from recent bank failures and other volatility, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including the recent and projected interest rate hikes by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”), changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including the significant turbulence in the capital or financial markets, the impact of the current inflationary environment, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including the interagency proposed rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the failure to realize the anticipated benefits of BancShares’ previously announced acquisition transactions, including the SVBB Acquisition and the previously completed transaction with CIT, which acquisition risks include (1) disruption from the transactions with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transactions may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities, (3) reputational risk and the reaction of the parties’ customers to the transactions, (4) the risk that the cost savings and any revenue synergies from the transactions may not be realized or take longer than anticipated to be realized, (5) difficulties experienced in completing the integration of the businesses, (6) the ability to retain customers following the transactions and (7) adjustments to BancShares’ estimated purchase accounting impacts of the SVBB Acquisition.

Except to the extent required by applicable law or regulation, BancShares disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in the 2022 Form 10-K, its Quarterly Report on Form 10-Q for the period ended March 31, 2023, and its other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced NII in future periods. As of June 30, 2023, BancShares’ market risk profile has changed since December 31, 2022, primarily due to the SVBB Acquisition. See Risk Management within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2023, as the result of the SVBB Acquisition, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the SVBB Acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the new and updated risk factors related to the SVBB Acquisition that were disclosed in our Form 10-Q for the quarter ended March 31, 2023, there have been no material changes in the risk factors during 2023 from those reported in our 2022 Form 10-K. For a discussion of the risks and uncertainties that management believes are material to an investment in us in addition to those listed below, refer to Part I, Item 1A. Risk Factors, of our 2022 Form 10-K, and Forward-Looking Statements of this Quarterly Report on Form 10-Q. Additional risks and uncertainties that are not currently known to management or that management does not currently deem material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to materialize or the likelihoods of the risks were to increase, we could be adversely affected, and the market price of our securities could significantly decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) There were no repurchases of our stock during the three months ended June 30, 2023.

Item 5. Other Information

During the second quarter of 2023, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1
Extensions of Time to the Purchase and Assumption Agreement All Deposits dated March 27, 2023, by and among the Federal Deposit Insurance Corporation, received of Silicon Valley Bridge Bank, N.A., the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (filed herewith)

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

Date:	August 4, 2023		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer