Form 10-Q
period 2023-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2023-11-03
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock— 13,514,918 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of October 31, 2023)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of certain abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
AFS	Available for Sale	HFI	Held for Investment
AHFS	Assets Held for Sale	HQLS	High Quality Liquid Securities
ALLL	Allowance for Loan and Lease Losses	HTM	Held to Maturity
AOCI	Accumulated Other Comprehensive Income	IPO	Initial Public Offering
ASC	Accounting Standards Codification	ISDA	International Swaps and Derivatives Association
ASU	Accounting Standards Update	LIBOR	London Inter-Bank Offered Rate
BHC	Bank Holding Company	LGD	Loss Given Default
BOLI	Bank Owned Life Insurance	LOCOM	Lower of the Cost or Market Value
bps	Basis point(s); 1 bp = 0.01%	MD&A	Management’s Discussion and Analysis
C&I	Commercial and Industrial	MSRs	Mortgage Servicing Rights
CAB	Community Association Banking	NCCOB	North Carolina Commissioner of Banks
CCAR	Comprehensive Capital Analysis and Review	NII	Net Interest Income
CECL	Current Expected Credit Losses	NII Sensitivity	Net Interest Income Sensitivity
CRE	Commercial Real Estate	NIM	Net Interest Margin
DPA	Deferred Purchase Agreement	NPR	Notice of Proposed Rulemaking
DTAs	Deferred Tax Assets	OREO	Other Real Estate Owned
EAD	Exposure at Default	PAA	Purchase Accounting Adjustments
ETR	Effective Tax Rate	PCA	Prompt Corrective Action
EVE Sensitivity	Economic Value of Equity Sensitivity	PCD	Purchased Credit Deteriorated
FASB	Financial Accounting Standards Board	PD	Probability of Obligor Default
FCB	First-Citizens Bank & Trust Company	R&S	Reasonable and Supportable
FDIC	Federal Deposit Insurance Corporation	PPP	Paycheck Protection Program
FHA	Federal Housing Administration	ROU	Right of Use
FHC	Financial Holding Company	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FOMC	Federal Open Market Committee	TDRs	Troubled Debt Restructuring
FRB	Federal Reserve Bank	UPB	Unpaid Principal Balance
GAAP	Accounting Principles Generally Accepted in the U.S.	VIE	Variable Interest Entity
GDP	Gross Domestic Product

PART I

Item 1. Financial Statements
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$791	$518
Interest-earning deposits at banks	36,704	5,025
Securities purchased under agreements to resell	549	—
Investment in marketable equity securities (cost of $75 at September 30, 2023 and $75 at December 31, 2022)	75	95
Investment securities available for sale (cost of $17,836 at September 30, 2023 and $9,967 at December 31, 2022), net of allowance for credit losses	16,661	8,995
Investment securities held to maturity (fair value of $8,152 at September 30, 2023 and $8,795 at December 31, 2022)	10,082	10,279
Assets held for sale	58	60
Loans and leases	133,202	70,781
Allowance for loan and lease losses	(1,673)	(922)
Loans and leases, net of allowance for loan and lease losses	131,529	69,859
Operating lease equipment, net	8,661	8,156
Premises and equipment, net	1,768	1,456
Goodwill	346	346
Other intangible assets	329	140
Other assets	6,212	4,369
Total assets	$213,765	$109,298
Liabilities
Deposits:
Noninterest-bearing	$43,141	$24,922
Interest-bearing	103,092	64,486
Total deposits	146,233	89,408
Credit balances of factoring clients	1,282	995
Borrowings:
Short-term borrowings	453	2,186
Long-term borrowings	37,259	4,459
Total borrowings	37,712	6,645
Other liabilities	8,149	2,588
Total liabilities	193,376	99,636
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 and 10,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively)	881	881
Common stock:
Class A - $1 par value (32,000,000 and 16,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 13,514,918 and 13,501,017 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	14	14
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at September 30, 2023 and December 31, 2022)	1	1
Additional paid in capital	4,106	4,109
Retained earnings	16,267	5,392
Accumulated other comprehensive loss	(880)	(735)
Total stockholders’ equity	20,389	9,662
Total liabilities and stockholders’ equity	$213,765	$109,298
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions, except share and per share data	2023	2022	2023	2022
Interest income
Interest and fees on loans	$2,426	$785	$5,796	$2,061
Interest on investment securities	180	90	407	262
Interest on deposits at banks	504	31	1,071	50
Total interest income	3,110	906	7,274	2,373
Interest expense
Deposits	769	78	1,632	159
Borrowings	351	33	841	70
Total interest expense	1,120	111	2,473	229
Net interest income	1,990	795	4,801	2,144
Provision for credit losses	192	60	1,126	566
Net interest income after provision for credit losses	1,798	735	3,675	1,578
Noninterest income
Rental income on operating lease equipment	248	219	719	640
Fee income and other service charges	70	41	185	112
Client investment fees	52	—	106	—
Wealth management services	49	35	140	107
International fees	34	3	71	7
Service charges on deposit accounts	44	21	112	76
Factoring commissions	21	24	60	78
Cardholder services, net	41	25	103	76
Merchant services, net	12	8	36	27
Insurance commissions	13	11	40	34
Realized loss on sale of investment securities available for sale, net	(12)	—	(26)	—
Fair value adjustment on marketable equity securities, net	(1)	(2)	(20)	(5)
Bank-owned life insurance	1	8	8	25
Gain on sale of leasing equipment, net	10	2	18	13
Gain on acquisition	12	—	9,891	431
Gain on extinguishment of debt	—	1	—	7
Other noninterest income	21	37	89	79
Total noninterest income	615	433	11,532	1,707
Noninterest expense
Depreciation on operating lease equipment	95	87	275	257
Maintenance and other operating lease expenses	51	52	163	142
Salaries and benefits	727	353	1,922	1,054
Net occupancy expense	65	47	179	143
Equipment expense	117	55	308	161
Professional fees	12	11	44	34
Third-party processing fees	54	27	138	77
FDIC insurance expense	36	5	76	26
Marketing expense	25	15	81	32
Acquisition-related expenses	121	33	354	202
Intangible asset amortization	17	5	40	17
Other noninterest expense	96	70	263	170
Total noninterest expense	1,416	760	3,843	2,315
Income before income taxes	997	408	11,364	970
Income tax expense	245	93	412	129
Net income	$752	$315	$10,952	$841
Preferred stock dividends	15	12	44	36
Net income available to common stockholders	$737	$303	$10,908	$805
Earnings per common share
Basic	$50.71	$19.27	$750.79	$50.76
Diluted	$50.67	$19.25	$750.19	$50.70
Weighted average common shares outstanding
Basic	14,528,310	15,711,976	14,527,718	15,849,219
Diluted	14,539,133	15,727,993	14,539,383	15,867,314
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in millions	2023	2022	2023	2022
Net income	$752	$315	$10,952	$841
Other comprehensive loss, net of tax
Net unrealized loss on securities available for sale	(108)	(266)	(150)	(747)
Net change in unrealized loss on securities available for sale transferred to securities held to maturity	—	—	1	1
Net change in defined benefit pension items	—	2	4	7
Other comprehensive loss, net of tax	$(108)	$(264)	$(145)	$(739)
Total comprehensive income	$644	$51	$10,807	$102
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2023	$881	$14	$1	$4,106	$15,541	$(772)	$19,771
Net income	—	—	—	—	752	—	752
Other comprehensive loss, net of tax	—	—	—	—	—	(108)	(108)
Stock based compensation	—	—	—	—	—	—	—
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(10)	—	(10)
Class B common stock	—	—	—	—	—	—	—
Preferred stock dividends declared:
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(3)	—	(3)
Balance at September 30, 2023	$881	$14	$1	$4,106	$16,267	$(880)	$20,389

Balance at June 30, 2022	$881	$15	$1	$5,345	$4,865	$(465)	$10,642
Net income	—	—	—	—	315	—	315
Other comprehensive loss, net of tax	—	—	—	—	—	(264)	(264)
Stock based compensation	—	—	—	2	—	—	2
Repurchased 1,027,414 shares of Class A common stock	—	(1)	—	(841)	—	—	(842)
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(7)	—	(7)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared
Series A	—	—	—	—	(5)	—	(5)
Series B	—	—	—	—	(5)	—	(5)
Series C	—	—	—	—	(2)	—	(2)
Balance at September 30, 2022	$881	$14	$1	$4,506	$5,160	$(729)	$9,833

	Nine Months Ended September 30,
dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	10,952	—	10,952
Other comprehensive loss, net of tax	—	—	—	—	—	(145)	(145)
Stock based compensation	—	—	—	(3)	—	—	(3)
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(31)	—	(31)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared:
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(22)	—	(22)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2023	$881	$14	$1	$4,106	$16,267	$(880)	$20,389

Balance at December 31, 2021	$340	$9	$1	$—	$4,378	$10	$4,738
Net income	—	—	—	—	841	—	841
Other comprehensive loss, net of tax	—	—	—	—	—	(739)	(739)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	74	—	—	74
Repurchased 1,027,414 shares of Class A common stock	—	(1)	—	(841)	—	—	(842)
Cash dividends declared ($0.47 per common share):
Class A common stock	—	—	—	—	(21)	—	(21)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared
Series A	—	—	—	—	(14)	—	(14)
Series B	—	—	—	—	(14)	—	(14)
Series C	—	—	—	—	(8)	—	(8)
Balance at September 30, 2022	$881	$14	$1	$4,506	$5,160	$(729)	$9,833

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
dollars in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,952	$841
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,126	566
Deferred tax expense	110	80
Depreciation, amortization, and accretion, net	(12)	399
Stock based compensation expense	4	17
Realized loss on sale of investment securities available for sale, net	26	—
Fair value adjustment on marketable equity securities, net	20	5
Loss (gain) on sale of loans, net	3	(6)
Gain on sale of operating lease equipment, net	(18)	(13)
Gain on sale of premises and equipment, net	—	(6)
Gain on other real estate owned, net	(3)	(13)
Gain on acquisition	(9,891)	(431)
Gain on extinguishment of debt	—	(7)
Origination of loans held for sale	(503)	(428)
Proceeds from sale of loans held for sale	475	487
Software impairment	21	—
Net change in other assets	(410)	59
Net change in other liabilities	(130)	216
Other operating activities	(11)	(29)
Net cash provided by operating activities	1,759	1,737
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-earning deposits at banks	2,322	5,817
Purchases of investment securities available for sale	(8,415)	(1,813)
Proceeds from maturities of investment securities available for sale	774	952
Proceeds from sales of investment securities available for sale	245	—
Purchases of investment securities held to maturity	(213)	—
Proceeds from maturities of investment securities held to maturity	434	699
Net increase in securities purchased under agreements resell	(549)	—
Net decrease (increase) in loans	6,215	(4,257)
Proceeds from sales of loans	290	182
Net increase (decrease) in credit balances of factoring clients	287	(386)
Purchases of operating lease equipment	(815)	(464)
Proceeds from sales of operating lease equipment	178	58
Purchases of premises and equipment	(197)	(81)
Proceeds from sales of premises and equipment	—	13
Proceeds from sales of other real estate owned	15	38
Cash acquired, net of cash paid as consideration for acquisition	810	134
Other investing activities	1,406	(87)
Net cash provided by investing activities	2,787	805
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	6,238	(1,741)
Net decrease in demand and other interest-bearing deposits	(5,658)	(1,831)
Net change in securities sold under customer repurchase agreements	7	(11)
Repayment of short-term borrowings	(2,250)	(450)
Proceeds from issuance of short-term borrowings	500	3,000
Repayment of long-term borrowings	(13,016)	(3,745)
Proceeds from issuance of long-term borrowings	9,990	3,253
Repurchase of Class A common stock	—	(792)
Cash dividends paid	(78)	(58)
Other financing activities	(6)	(24)
Net cash used in financing activities	(4,273)	(2,399)
Change in cash and due from banks	273	143
Cash and due from banks at beginning of period	518	338
Cash and due from banks at end of period	$791	$481

	Nine Months Ended September 30,
dollars in millions	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$2,443	$315
Income taxes	429	(12)
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	20	13
Transfers of premises and equipment to other real estate	5	18
Dividends declared but not paid	—	1
Transfer of assets from held for investment to held for sale	309	101
Transfer of assets from held for sale to held for investment	14	21
Loans held for sale exchanged for investment securities	—	38
Commitments extended during the period on affordable housing investment credits	81	55
Issuance of common stock as consideration for CIT Merger	—	5,279
Stock based compensation as consideration for CIT Merger	—	81
Issuance of preferred stock as consideration for CIT Merger	—	541
Purchase Money Note as consideration for SVBB Acquisition	35,808	—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB,” or the “Bank”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate a network of more than 500 branches and offices in 30 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States. BancShares provides various types of commercial and consumer banking services, including lending, leasing and wealth management services. Deposit services include checking, savings, money market and time deposit accounts.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions impact the amounts reported in the consolidated financial statements and accompanying notes and the disclosures provided, and actual results could differ from those estimates. The significant estimates related to the determination of the allowance for loan and lease losses (“ALLL”) and fair values of loans acquired in and the core deposit intangibles associated with a business combination are considered critical accounting estimates.

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

On January 3, 2022 (the “CIT Merger Date”), BancShares completed its merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “CIT Merger Agreement”). Refer to Note 2—Business Combinations for additional information.

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

Securities Purchased Under Agreement to Resell
Securities purchased under agreement to resell are accounted for as collateralized financing transactions as the terms of such purchase agreements do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income.

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

Investor Dependent – The investor dependent class includes loans made primarily to technology and life science/healthcare companies. These borrowers typically have modest or negative cash flows and rarely have an established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an initial public offering (“IPO”). The investor dependent loans are disaggregated into two classes:
•Early Stage – These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million.
•Growth Stage – These include loans to growth stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid stage, and companies with revenues in excess of $15 million are considered to be later stage.

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

Non-Purchased Credit Deteriorated Loans and Leases
Non-Purchased Credit Deteriorated (“Non-PCD”) loans and leases do not reflect more than insignificant credit deterioration since origination at the date of acquisition. These loans are recorded at fair value and an increase to the ALLL is recorded with a corresponding increase to the provision for credit losses at the date of acquisition. The difference between fair value and the unpaid principal balance (“UPB”) at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Purchased Credit Deteriorated Loans and Leases
Purchased loans and leases that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans and leases. PCD loans and leases are recorded at acquisition date amortized cost, which is the purchase price or fair value in a business combination, plus BancShares' initial ALLL, which results in a gross up of the loan balance (the “PCD Gross-Up”). The initial ALLL for PCD loans and leases is established through the PCD Gross-Up and there is no corresponding increase to the provision for credit losses. The difference between the UPB and the acquisition date amortized cost resulting from the PCD Gross-Up is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. Refer to Note 5—Allowance for Loan and Lease Losses for additional information.

Goodwill
BancShares applied the acquisition method of accounting for the SVBB Acquisition and CIT Merger. The fair value of the net assets acquired exceeded the purchase price for each transaction. Consequently, there was a gain on acquisition (and no goodwill) related to the SVBB Acquisition and the CIT Merger. Refer to further discussion in Note 2—Business Combinations and Note 7—Goodwill and Core Deposit Intangibles.

Derivative Assets and Liabilities

Foreign Exchange Contracts
As a result of the SVBB Acquisition, FCB has foreign exchange forwards and swaps contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. These are structured as back-to-back contracts to mitigate the risk of fluctuations in currency rates. The foreign exchange forward contracts are with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments.

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

International fees
International fees primarily include foreign exchange fees. Foreign exchange fees represent the difference between foreign currency's purchase and sale price in spot contracts. These fees are recognized when contracts are executed with our clients. Fees related to other foreign exchange contracts are recognized outside the scope of Accounting Standards Codification (“ASC”) topic 606, Revenue from Contracts with Customers, because they are considered derivatives.

Newly Adopted Accounting Standards
BancShares adopted the following accounting standards as of January 1, 2023:
ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures - Issued March 2022 (“ASU 2022-02”)
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
The Modification Disclosures apply to the following modification types: principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or a combination thereof. Creditors are required to disclose the following by loan class: (i) amounts and relative percentages of each modification type, (ii) the financial effect of each modification type, (iii) the performance of the loan in the 12 months following the modification and (iv) qualitative information discussing how the modifications factored into the determination of the ALLL.
BancShares elected to apply the modified retrospective transition method for ALLL recognition and measurement. The adoption of this ASU did not result in a cumulative effect adjustment to retained earnings. The Modification Disclosures and Gross Charge-off Vintage Disclosures are applied prospectively starting in the period of adoption and are presented in Note 4—Loans and Leases.

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

NOTE 2 — BUSINESS COMBINATIONS

Silicon Valley Bridge Bank Acquisition
FCB completed the SVBB Acquisition on the SVBB Acquisition Date and acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of SVBB in an FDIC-assisted transaction.

BancShares has determined that the SVBB Acquisition constitutes a business combination as defined by the ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on preliminary valuations as of March 27, 2023. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the SVBB Acquisition and other future events that are highly subjective in nature and may require adjustments.

FCB and the FDIC are awaiting conclusion of the customary final settlement process to determine whether certain assets and liabilities of SVBB will remain with the FDIC or be acquired or assumed by FCB (“Final Settlement”). While substantial progress has been made since the SVBB Acquisition Date, certain items remain pending as of September 30, 2023. The pending items primarily include certain intangible assets of a SVBB subsidiary.

We continue to review information relating to events or circumstances existing at the SVBB Acquisition Date that could impact the preliminary fair value estimates. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the SVBB Acquisition Date (the “Measurement Period”). We believe the preliminary fair value estimates of assets acquired and liabilities assumed, including the affects of Measurement Period adjustments through September 30, 2023, provide a reasonable basis for determining the preliminary gain on acquisition. The fair value measurements of loans, core deposit intangibles, low-income housing tax credits, unfunded commitments, premises and equipment, and intangibles related to the Shared-Loss Agreement (as defined below) are preliminary at September 30, 2023 as we identify and assess information regarding the nature of these assets and liabilities and review the associated valuation assumptions and methodologies. Further, as described above, whether certain assets and liabilities are acquired or assumed by FCB is subject to the conclusion of Final Settlement. The tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the SVBB Acquisition Date. As such, the amounts recorded for tax assets and liabilities are considered provisional as we continue to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed, as well as the tax impact on the preliminary gain on acquisition.

Pursuant to the terms of the SVBB Purchase Agreement, FCB acquired assets with an estimated total fair value of approximately $107.54 billion as of the SVBB Acquisition Date, primarily including $68.47 billion of loans, net of the initial ALLL for PCD loans, and $35.31 billion of cash and interest-earning deposits at banks. FCB also assumed liabilities with an estimated total fair value of approximately $61.34 billion, primarily including $56.01 billion of customer deposits. The deposits were acquired without a premium and the assets were acquired at a discount of approximately $16.45 billion pursuant to the terms of the SVBB Purchase Agreement. Further details regarding the fair values of the acquired assets and assumed liabilities are provided in the “Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed” table below.

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

In addition, as part of the consideration for the SVBB Acquisition, BancShares issued a Cash Settled Value Appreciation Instrument to the FDIC (the “Value Appreciation Instrument”) in which FCB agreed to make a cash payment to the FDIC equal to the product of (i) $5 million and (ii) the excess amount by which the average volume weighted price of one share of BancShares’ Class A common stock, par value $1 (“Class A Common Stock”), over the two Nasdaq trading days immediately prior to the date on which the Value Appreciation Instrument is exercised exceeds $582.55; provided that the settlement amount does not exceed $500 million. The Value Appreciation Instrument was exercisable by the holder thereof, in whole or in part, from and including March 27, 2023 to April 14, 2023. The FDIC exercised its right under the Value Appreciation Instrument on March 28, 2023 and a $500 million payment was made on April 4, 2023.

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

The following tables provide the purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the SVBB Acquisition Date. The amounts below reflect Measurement Period adjustments made since the SVBB Acquisition Date, which increased the preliminary after tax gain on acquisition by $67 million. These Measurement Period adjustments primarily relate to refined fair value estimates for acquired affordable housing tax credit investments, loans, and assets and liabilities of acquired SVBB subsidiaries.

Purchase Price Consideration; Unaudited Statement of Assets Acquired and Liabilities Assumed

dollars in millions	Fair Value Purchase Price Allocation as of March 27, 2023
Purchase price consideration
Purchase Money Note (1)	$35,808
Value Appreciation Instrument	500
Purchase price consideration	$36,308
Assets
Cash and due from banks	$1,310
Interest-earning deposits at banks	34,001
Investment securities	385
Loans and leases, net of PCD ALLL	68,468
Affordable housing tax credit investments	1,273
Premises and equipment	308
Core deposit intangibles	230
Other assets	1,564
Total assets acquired	$107,539
Liabilities
Deposits	$56,014
Borrowings	10
Deferred tax liabilities	3,281
Other liabilities	2,035
Total liabilities assumed	$61,340
Fair value of net assets acquired	46,199
Preliminary gain on acquisition, after income taxes (2)	$9,891
Preliminary gain on acquisition, before income taxes (2)	$13,172
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

The preliminary gain on acquisition of $9.89 billion included in noninterest income represents the excess of the fair value of net assets acquired over the purchase price. The following is a description of the methods used to determine the estimated fair values of the Purchase Money Note and significant assets acquired and liabilities assumed, as presented above.

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

BancShares’ accounting methods for acquired Non-PCD and PCD loans and leases are discussed in Note 1—Significant Accounting Policies and Basis of Presentation. The following table presents the UPB and fair value of the loans and leases acquired by BancShares in the SVBB Acquisition as of the SVBB Acquisition Date. The fair value of Non-PCD loans and leases was $66.42 billion, compared to the UPB of $68.72 billion, resulting in a discount of $2.30 billion that will be accreted into income over the contractual life of the applicable loan using the effective interest method.

Loans and Leases Acquired

dollars in millions	Loans and Leases
	UPB	Fair Value
Non-PCD loans and leases	$68,719	$66,422
PCD loans and leases	2,568	2,046
Total loans and leases, before PCD gross-up	$71,287	$68,468

The following table summarizes PCD loans and leases that BancShares acquired in the SVBB Acquisition.

PCD Loans and Leases

dollars in millions	Total PCD from SVBB Acquisition
UPB	$2,568
Fair value	2,046
Total fair value discount	$522
Less: discount for loans with $0 fair value at SVBB Acquisition Date	26
Less: PCD gross-up	220
PCD discount (1)	$276
(1) The PCD discount of $276 million will be accreted into income over the contractual life of the applicable loan using the effective interest method.

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
Certain core deposits were acquired as part of the SVBB Acquisition, which provide an additional source of funds for BancShares. The core deposit intangible represents the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the after tax cost savings method under the income approach. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to further discussion in Note 7—Goodwill and Core Deposit Intangibles.

Other assets
The following table details other assets acquired:

Other Assets

dollars in millions	Fair Value
Accrued interest receivable	$431
Federal Home Loan Bank stock / Federal Reserve Bank stock	320
Fair value of derivative financial instruments, net	458
Other	355
Total other assets	$1,564

The fair values of the derivative assets in the table above and derivative liabilities in the table below were valued using prices of financial instruments with similar characteristics and observable inputs. The fair value of accrued interest receivable and the remaining other assets was determined to approximate book value. Refer to further discussion in Note 12—Derivative Financial Instruments and Note 14—Fair Value.
Deposits
Acquired deposits were essentially all transactional deposits. Thus, we determined carrying amounts approximate fair value.

Deferred Tax liability
The SVBB Acquisition is an asset acquisition for tax purposes and is therefore considered a taxable transaction. The deferred tax liability for the SVBB Acquisition was calculated by applying FCB’s deferred tax rate to the book and tax basis differences on the SVBB Acquisition Date for acquired assets and assumed liabilities. Deferred taxes were not recorded for the affordable housing tax credit investments in accordance with the proportional amortization method.

Other liabilities
The following table details other liabilities assumed:

dollars in millions	Fair Value
Commitments to fund tax credit investments	$715
Fair value of derivative financial instruments, net	497
Accrued expenses and accounts payable	262
Reserve for off-balance sheet credit exposures	253
Accrued interest payable	109
Other	199
Total other liabilities	$2,035

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

Unaudited Pro Forma Information - SVBB Acquisition
The amount of net interest income, noninterest income and net income of $1,335 million, $334 million and $381 million, respectively, attributable to the SVBB Acquisition were included in BancShares’ Consolidated Statement of Income for the nine months ended September 30, 2023. SVBB’s net interest income, noninterest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

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

CIT Group Inc.
BancShares completed the CIT Merger on the CIT Merger Date. Pursuant to the CIT Merger Agreement, each share of CIT common stock, par value $0.01 per share (“CIT Common Stock”), issued and outstanding, except for certain shares of CIT Common Stock owned by CIT or BancShares, was converted into the right to receive 0.062 shares of Class A Common Stock, plus cash in lieu of fractional shares of Class A Common Stock. The Parent Company issued approximately 6.1 million shares of Class A Common Stock in connection with the consummation of the CIT Merger.

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

For a description of the fair value and UPB of loans from the CIT Merger, as well as the methods used to determine the fair values of significant assets and liabilities, see Note 2 — Business Combinations in Item 8 of our 2022 Form 10-K.

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at September 30, 2023 and December 31, 2022.

Amortized Cost and Fair Value - Investment Securities

dollars in millions	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$8,765	$—	$(118)	$8,647
Government agency	132	—	(3)	129
Residential mortgage-backed securities	6,352	—	(752)	5,600
Commercial mortgage-backed securities	2,042	—	(245)	1,797
Corporate bonds	535	—	(57)	478
Municipal bonds	10	—	—	10
Total investment securities available for sale	$17,836	$—	$(1,175)	$16,661
Investment in marketable equity securities	$75	$11	$(11)	$75
Investment securities held to maturity
U.S. Treasury	$478	$—	$(53)	$425
Government agency	1,504	—	(196)	1,308
Residential mortgage-backed securities	4,296	—	(866)	3,430
Commercial mortgage-backed securities	3,505	—	(769)	2,736
Supranational securities	297	—	(46)	251
Other	2	—	—	2
Total investment securities held to maturity	$10,082	$—	$(1,930)	$8,152
Total investment securities	$27,993	$11	$(3,116)	$24,888

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,035	$—	$(137)	$1,898
Government agency	164	—	(2)	162
Residential mortgage-backed securities	5,424	1	(630)	4,795
Commercial mortgage-backed securities	1,774	—	(170)	1,604
Corporate bonds	570	—	(34)	536
Total investment securities available for sale	$9,967	$1	$(973)	$8,995
Investment in marketable equity securities	$75	$21	$(1)	$95
Investment securities held to maturity
U.S. Treasury	$474	$—	$(50)	$424
Government agency	1,548	—	(186)	1,362
Residential mortgage-backed securities	4,605	—	(723)	3,882
Commercial mortgage-backed securities	3,355	—	(484)	2,871
Supranational securities	295	—	(41)	254
Other	2	—	—	2
Total investment securities held to maturity	$10,279	$—	$(1,484)	$8,795
Total investment securities	$20,321	$22	$(2,458)	$17,885

U.S. Treasury investments represents T-bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Association (“SBA”), Federal Home Loan Bank (“FHLB”) and other agencies. Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in corporate bonds represent positions in debt securities of other financial institutions. Municipal bonds are general obligation bonds. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Investments in supranational securities represent securities issued by the Supranational Entities and Multilateral Development Banks. Other held to maturity investments include certificates of deposit with other financial institutions.

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

Accrued interest receivables for available for sale and held to maturity debt securities were excluded from the estimate for credit losses. At September 30, 2023, accrued interest receivables for available for sale and held to maturity debt securities were $67 million and $17 million, respectively. At December 31, 2022, accrued interest receivables for available for sale and held to maturity debt securities were $33 million and $19 million, respectively. During the three and nine months ended September 30, 2023 and 2022, there was no accrued interest that was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

dollars in millions	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$4,829	$4,802	$37	$37
After one through five years	4,036	3,937	2,068	1,928
After five through 10 years	419	374	483	455
After 10 years	26	22	17	14
Government agency	132	129	164	162
Residential mortgage-backed securities	6,352	5,600	5,424	4,795
Commercial mortgage-backed securities	2,042	1,797	1,774	1,604
Total investment securities available for sale	$17,836	$16,661	$9,967	$8,995
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$2	$2	$51	$51
After one through five years	1,609	1,440	1,479	1,328
After five through 10 years	670	544	789	663
Residential mortgage-backed securities	4,296	3,430	4,605	3,882
Commercial mortgage-backed securities	3,505	2,736	3,355	2,871
Total investment securities held to maturity	$10,082	$8,152	$10,279	$8,795

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income - taxable investment securities	$178	$89	$402	$260
Interest income - nontaxable investment securities	2	—	4	—
Dividend income - marketable equity securities	—	1	1	2
Interest on investment securities	$180	$90	$407	$262

The following table presents the gross realized losses on the sales of investment securities available for sale, including the current quarter loss on sale of municipal bonds that were acquired in the SVBB Acquisition.

Realized Losses on Debt Securities Available For Sale

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains on sales of investment securities available for sale	$—	$—	$—	$—
Gross realized losses on sales of investment securities available for sale	(12)	—	(26)	—
Net realized losses on sales of investment securities available for sale	$(12)	$—	$(26)	$—

The following table provides the fair value adjustment on marketable equity securities:

Fair Value Adjustment on Marketable Equity Securities

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value adjustment on marketable equity securities, net	$(1)	$(2)	$(20)	$(5)

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$6,322	$(6)	$1,887	$(112)	$8,209	$(118)
Government agency	26	—	103	(3)	129	(3)
Residential mortgage-backed securities	1,465	(28)	4,030	(724)	5,495	(752)
Commercial mortgage-backed securities	331	(3)	1,364	(242)	1,695	(245)
Corporate bonds	96	(12)	382	(45)	478	(57)
Total	$8,240	$(49)	$7,766	$(1,126)	$16,006	$(1,175)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$403	$(27)	$1,495	$(110)	$1,898	$(137)
Government agency	65	(1)	62	(1)	127	(2)
Residential mortgage-backed securities	1,698	(165)	3,001	(465)	4,699	(630)
Commercial mortgage-backed securities	836	(53)	752	(117)	1,588	(170)
Corporate bonds	499	(30)	37	(4)	536	(34)
Total	$3,501	$(276)	$5,347	$(697)	$8,848	$(973)

As of September 30, 2023, there were 482 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 415 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 67 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of September 30, 2023, no allowance for credit loss was required. For corporate bonds and municipal bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that one corporate bond carries an insignificant credit-related loss as of September 30, 2023, which is reflected in the provision for credit losses.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities and Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities and Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of September 30, 2023, no allowance for credit loss was required for held to maturity debt securities.

Investment securities having an aggregate carrying value of $3.66 billion at September 30, 2023, and $4.20 billion at December 31, 2022, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of September 30, 2023 or December 31, 2022.

There were no debt securities held to maturity on non-accrual status as of September 30, 2023 or December 31, 2022.

Certain investments held by BancShares were recorded in other assets. BancShares held FHLB stock of $19 million and $197 million at September 30, 2023 and December 31, 2022, respectively; these securities are recorded at cost. BancShares held $95 million and $58 million of nonmarketable securities without readily determinable fair values, which are measured at cost at September 30, 2023 and December 31, 2022, respectively. Investments in qualified affordable housing projects, all of which are accounted for under the proportional amortization method were $1.81 billion and $598 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment. As disclosed in Note 2—Business Combinations the following tables and text data as of September 30, 2023 include loans acquired in the SVBB Acquisition.

Loans by Class

dollars in millions	September 30, 2023	December 31, 2022
Commercial
Commercial construction	$3,382	$2,804
Owner occupied commercial mortgage	15,230	14,473
Non-owner occupied commercial mortgage	10,941	9,902
Commercial and industrial	26,389	24,105
Leases	2,108	2,171
Total commercial	58,050	53,455
Consumer
Residential mortgage	14,287	13,309
Revolving mortgage	1,909	1,951
Consumer auto	1,411	1,414
Consumer other	681	652
Total consumer	18,288	17,326
SVB
Global fund banking	27,516	—
Investor dependent - early stage	1,718	—
Investor dependent - growth stage	3,948	—
Innovation C&I and cash flow dependent	8,724	—
Private Bank	9,648	—
CRE	2,629	—
Other	2,681	—
Total SVB	56,864	—
Total loans and leases	$133,202	$70,781

At September 30, 2023 and December 31, 2022, accrued interest receivable on loans included in other assets was $620 million and $203 million, respectively, and was excluded from the estimate of credit losses.

There was a discount on acquired loans because the fair value was lower than the UPB as further discussed in Note 2—Business Combinations. The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Accretion for the discount on acquired loans was $275 million and $535 million for the three and nine months ended September 30, 2023, respectively, and primarily related to the SVBB Acquisition.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	September 30, 2023	December 31, 2022
Deferred (fees) costs, including unamortized costs and unearned fees on non-PCD loans	$(39)	$34

Net unamortized discount on acquired loans
Non-PCD	$1,986	$73
PCD	211	45
Total net unamortized discount	$2,197	$118

The aging of the outstanding loans and leases by class at September 30, 2023 and December 31, 2022 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$17	$11	$12	$40	$3,342	$3,382
Owner occupied commercial mortgage	29	4	44	77	15,153	15,230
Non-owner occupied commercial mortgage	1	45	329	375	10,566	10,941
Commercial and industrial	107	53	75	235	26,154	26,389
Leases	43	16	12	71	2,037	2,108
Total commercial	197	129	472	798	57,252	58,050
Consumer
Residential mortgage	95	22	52	169	14,118	14,287
Revolving mortgage	13	3	9	25	1,884	1,909
Consumer auto	8	2	2	12	1,399	1,411
Consumer other	4	2	3	9	672	681
Total consumer	120	29	66	215	18,073	18,288
SVB
Global fund banking	—	—	—	—	27,516	27,516
Investor dependent - early stage	4	7	7	18	1,700	1,718
Investor dependent - growth stage	5	17	1	23	3,925	3,948
Innovation C&I and cash flow dependent	19	37	2	58	8,666	8,724
Private Bank	8	10	14	32	9,616	9,648
CRE	10	—	—	10	2,619	2,629
Other	6	2	4	12	2,669	2,681
Total SVB	52	73	28	153	56,711	56,864
Total loans and leases	$369	$231	$566	$1,166	$132,036	$133,202

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$50	$—	$1	$51	$2,753	$2,804
Owner occupied commercial mortgage	29	5	25	59	14,414	14,473
Non-owner occupied commercial mortgage	76	144	11	231	9,671	9,902
Commercial and industrial	173	26	53	252	23,853	24,105
Leases	59	17	16	92	2,079	2,171
Total commercial	387	192	106	685	52,770	53,455
Consumer
Residential mortgage	73	16	52	141	13,168	13,309
Revolving mortgage	9	3	8	20	1,931	1,951
Consumer auto	7	1	1	9	1,405	1,414
Consumer other	4	2	3	9	643	652
Total consumer	93	22	64	179	17,147	17,326
Total loans and leases	$480	$214	$170	$864	$69,917	$70,781

The amortized cost by class of loans and leases on non-accrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2023 and December 31, 2022 are presented below.

Loans on Non-Accrual Status (1) (2)

dollars in millions	September 30, 2023		December 31, 2022
	Non-Accrual Loans	Loans > 90 Days and Accruing	Non-Accrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$2	$10	$48	$—
Owner occupied commercial mortgage	57	8	41	2
Non-owner occupied commercial mortgage	334	67	228	—
Commercial and industrial	213	8	184	41
Leases	31	3	28	7
Total commercial	637	96	529	50
Consumer
Residential mortgage	76	8	75	10
Revolving mortgage	18	—	18	—
Consumer auto	4	—	4	—
Consumer other	1	3	1	3
Total consumer	99	11	98	13
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	30	—	—	—
Investor dependent - growth stage	42	—	—	—
Innovation C&I and cash flow dependent	18	—	—	—
Private Bank	29	—	—	—
CRE	43	—	—	—
Other	1	4	—	—
Total SVB	163	4	—	—
Total loans and leases	$899	$111	$627	$63
(1)    Accrued interest that was reversed when the loan went to non-accrual status was $8 million for the nine months ended September 30, 2023 and $4 million for the year ended December 31, 2022.
(2)    Non-accrual loans for which there was no related ALLL totaled $154 million at September 30, 2023 and $63 million at December 31, 2022.

Other real estate owned (“OREO”) and repossessed assets were $62 million as of September 30, 2023 and $47 million as of December 31, 2022.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at September 30, 2023 and December 31, 2022, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

September 30, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$694	$1,305	$688	$264	$95	$58	$78	$—	$3,182
Special Mention	—	58	—	60	30	—	—	—	148
Substandard	1	1	14	31	—	5	—	—	52
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	695	1,364	702	355	125	63	78	—	3,382
Owner occupied commercial mortgage
Pass	1,701	2,775	3,179	2,770	1,625	2,275	165	—	14,490
Special Mention	29	55	52	30	45	102	7	—	320
Substandard	6	37	90	73	42	167	5	—	420
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	1,736	2,867	3,321	2,873	1,712	2,544	177	—	15,230
Non-owner occupied commercial mortgage
Pass	1,740	2,567	1,668	1,418	1,003	1,254	54	—	9,704
Special Mention	8	—	31	161	129	65	—	—	394
Substandard	1	22	15	82	363	308	—	—	791
Doubtful	—	—	—	—	33	19	—	—	52
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	1,749	2,589	1,714	1,661	1,528	1,646	54	—	10,941
Commercial and industrial
Pass	6,742	4,882	3,266	1,536	1,116	1,142	5,607	4	24,295
Special Mention	113	148	137	96	38	22	200	—	754
Substandard	65	181	96	197	122	243	223	2	1,129
Doubtful	1	10	6	1	28	22	20	—	88
Ungraded	—	—	—	—	—	—	123	—	123
Total commercial and industrial	6,921	5,221	3,505	1,830	1,304	1,429	6,173	6	26,389
Leases
Pass	601	547	333	249	116	64	—	—	1,910
Special Mention	13	22	22	7	6	2	—	—	72
Substandard	21	34	24	21	8	9	—	—	117
Doubtful	1	3	3	1	1	—	—	—	9
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	636	606	382	278	131	75	—	—	2,108
Total commercial	$11,737	$12,647	$9,624	$6,997	$4,800	$5,757	$6,482	$6	$58,050

SVB - Risk Classifications by Class

September 30, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$316	$226	$42	$42	$26	$3	$26,786	$57	$27,498
Special Mention	—	—	—	—	—	—	5	—	5
Substandard	—	2	9	1	—	—	1	—	13
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	316	228	51	43	26	3	26,792	57	27,516
Investor dependent - early stage
Pass	457	703	136	8	3	—	134	2	1,443
Special Mention	—	1	—	—	—	—	—	—	1
Substandard	16	119	65	5	—	—	44	—	249
Doubtful	1	9	13	—	—	—	2	—	25
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	474	832	214	13	3	—	180	2	1,718
Investor dependent - growth stage
Pass	1,145	1,420	502	88	11	5	211	4	3,386
Special Mention	1	78	7	15	—	—	—	—	101
Substandard	52	189	77	63	1	—	37	—	419
Doubtful	7	12	18	—	—	—	5	—	42
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	1,205	1,699	604	166	12	5	253	4	3,948
Innovation C&I and cash flow dependent
Pass	1,712	2,305	860	275	147	33	2,508	—	7,840
Special Mention	38	51	36	51	—	—	40	—	216
Substandard	62	128	222	48	26	15	154	—	655
Doubtful	—	—	2	—	—	—	11	—	13
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	1,812	2,484	1,120	374	173	48	2,713	—	8,724
Private bank
Pass	991	2,328	2,169	1,381	758	1,145	804	11	9,587
Special Mention	2	2	2	—	—	7	6	—	19
Substandard	—	—	—	3	3	31	2	2	41
Doubtful	—	—	—	—	1	—	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total private bank	993	2,330	2,171	1,384	762	1,183	812	13	9,648
CRE
Pass	293	531	251	177	192	835	94	5	2,378
Special Mention	—	8	—	1	6	21	—	—	36
Substandard	—	6	18	26	73	51	—	—	174
Doubtful	—	—	—	—	28	11	2	—	41
Ungraded	—	—	—	—	—	—	—	—	—
Total CRE	293	545	269	204	299	918	96	5	2,629
Other
Pass	207	546	477	281	182	381	374	67	2,515
Special Mention	—	7	4	13	—	10	1	—	35
Substandard	—	42	16	8	9	31	25	—	131
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total Other	207	595	497	302	191	422	400	67	2,681
Total SVB	$5,300	$8,713	$4,926	$2,486	$1,466	$2,579	$31,246	$148	$56,864

Consumer Loans - Delinquency Status by Class

September 30, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$1,676	$3,538	$3,551	$1,942	$716	$2,687	$8	$—	$14,118
30-59 days	2	5	8	8	5	67	—	—	95
60-89 days	—	3	4	—	1	14	—	—	22
90 days or greater	1	2	4	4	1	40	—	—	52
Total residential mortgage	1,679	3,548	3,567	1,954	723	2,808	8	—	14,287
Revolving mortgage
Current	—	—	—	—	—	—	1,805	79	1,884
30-59 days	—	—	—	—	—	—	9	4	13
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	5	4	9
Total revolving mortgage	—	—	—	—	—	—	1,820	89	1,909
Consumer auto
Current	385	470	290	149	68	37	—	—	1,399
30-59 days	1	2	2	2	1	—	—	—	8
60-89 days	—	1	1	—	—	—	—	—	2
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	386	474	294	151	69	37	—	—	1,411
Consumer other
Current	117	115	59	9	5	17	350	—	672
30-59 days	—	—	—	—	—	1	3	—	4
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	117	115	59	9	5	20	356	—	681
Total consumer	$2,182	$4,137	$3,920	$2,114	$797	$2,865	$2,184	$89	$18,288

The following tables represent current credit quality indicators by origination year as of December 31, 2022:

Commercial Loans - Risk Classifications by Class

December 31, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$1,140	$759	$511	$157	$27	$75	$42	$—	$2,711
Special Mention	4	—	18	18	—	—	—	—	40
Substandard	2	—	—	43	—	5	—	—	50
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,146	759	529	221	27	80	42	—	2,804
Owner occupied commercial mortgage
Pass	2,773	3,328	2,966	1,825	1,048	1,867	177	—	13,984
Special Mention	33	14	32	33	18	49	2	—	181
Substandard	24	47	41	28	47	114	6	—	307
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,830	3,389	3,039	1,886	1,113	2,031	185	—	14,473
Non-owner occupied commercial mortgage
Pass	2,501	1,658	1,794	1,397	680	933	48	—	9,011
Special Mention	—	1	69	38	35	10	1	—	154
Substandard	3	11	68	324	58	236	—	—	700
Doubtful	—	—	—	17	—	20	—	—	37
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,504	1,670	1,931	1,776	773	1,199	49	—	9,902
Commercial and industrial
Pass	7,695	4,145	2,035	1,533	872	845	5,252	29	22,406
Special Mention	87	153	79	63	52	23	40	—	497
Substandard	106	117	194	132	166	145	200	1	1,061
Doubtful	1	4	3	11	6	16	7	—	48
Ungraded	—	—	—	—	—	—	93	—	93
Total commercial and industrial	7,889	4,419	2,311	1,739	1,096	1,029	5,592	30	24,105
Leases
Pass	718	466	389	216	80	108	—	—	1,977
Special Mention	21	22	17	9	4	—	—	—	73
Substandard	32	32	27	12	7	1	—	—	111
Doubtful	2	3	2	1	1	—	—	—	9
Ungraded	—	—	—	—	—	1	—	—	1
Total leases	773	523	435	238	92	110	—	—	2,171
Total commercial	$15,142	$10,760	$8,245	$5,860	$3,101	$4,449	$5,868	$30	$53,455

Consumer Loans - Delinquency Status by Class

December 31, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$3,485	$3,721	$2,097	$805	$413	$2,625	$22	$—	$13,168
30-59 days	3	7	6	5	3	49	—	—	73
60-89 days	1	1	2	—	1	11	—	—	16
90 days or greater	—	1	1	2	2	46	—	—	52
Total residential mortgage	3,489	3,730	2,106	812	419	2,731	22	—	13,309
Revolving mortgage
Current	—	—	—	—	—	—	1,839	92	1,931
30-59 days	—	—	—	—	—	—	5	4	9
60-89 days	—	—	—	—	—	—	2	1	3
90 days or greater	—	—	—	—	—	—	5	3	8
Total revolving mortgage	—	—	—	—	—	—	1,851	100	1,951
Consumer auto
Current	599	398	216	111	59	22	—	—	1,405
30-59 days	1	2	2	1	1	—	—	—	7
60-89 days	—	1	—	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	—	—	—	1
Total consumer auto	600	402	218	112	60	22	—	—	1,414
Consumer other
Current	160	82	13	6	2	19	361	—	643
30-59 days	—	—	—	—	—	1	3	—	4
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	160	82	13	6	2	22	367	—	652
Total consumer	$4,249	$4,214	$2,337	$930	$481	$2,775	$2,240	$100	$17,326

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following table for the nine months ended September 30, 2023:

Gross Charge-offs

Nine Months Ended September 30, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$—	$1	$—	$1
Non-owner occupied commercial mortgage	—	—	—	—	48	12	—	—	60
Commercial and industrial	5	53	23	7	4	11	27	1	131
Leases	1	7	4	3	1	1	—	—	17
Total commercial	6	60	27	10	53	24	28	1	209
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer auto	—	1	—	1	—	—	—	—	2
Consumer other	5	1	1	—	—	—	9	—	16
Total consumer	5	2	1	1	—	2	9	—	20
SVB
Investor dependent - early stage	1	17	18	3	—	—	10	—	49
Investor dependent - growth stage	24	40	17	13	—	—	1	—	95
Innovation C&I and cash flow dependent	7	—	—	40	—	—	17	—	64
Total SVB	32	57	35	56	—	—	28	—	208
Total loans and leases	$43	$119	$63	$67	$53	$26	$65	$1	$437

Loan Modifications for Borrowers Experiencing Financial Difficulties
On January 1, 2023, we adopted ASU 2022-02 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. The Modification Disclosures required by ASU 2022-02 are included below.

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty (three months ended September 30, 2023)

dollars in millions	Term Extension(1)		Other Than Insignificant Payment Delay		Interest Rate Reduction
	Amortized Cost	Weighted Average Term Extension (Months)	Amortized Cost	Weighted Average Payment Delay (Months)	Amortized Cost	Weighted Average Interest Rate Reduction
Commercial
Commercial construction	$13	3	$—	—	$—	—%
Owner occupied commercial mortgage	1	19	—	—	—	4.25
Non-owner occupied commercial mortgage	137	6	—	—	—	—
Commercial and industrial	41	14	13	7	—	—
Total commercial	192	8	13	7	—	4.25
Consumer
Residential mortgage	3	106	—	—	—	—
Revolving mortgage	—	60	—	—	—	—
Consumer other	—	—	—	—	—	8.35
Total consumer	3	103	—	—	—	8.35
SVB
Investor dependent - early stage	2	3	12	5	—	—
Investor dependent - growth stage	9	11	14	5	—	—
Innovation C&I and cash flow dependent	20	4	—	—	—	—
Private Bank	4	11	—	—	—	—
CRE	14	9	—	—	—	—
Other	3	6	—	—	—	—
Total SVB	52	7	26	5	—	—
Total loans and leases	$247	9	$39	6	$—	7.69%

dollars in millions	Term Extension(1) and Interest Rate Reduction			Term Extension(1) and Other Than Insignificant Payment Delay			Total
	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Payment Delay (Months)	Amortized Cost	Total as a % of Loan and Lease Class
Commercial
Commercial construction	$—	—	—%	$—	—	—	$13	0.40%
Owner occupied commercial mortgage	—	—	—	—	—	—	1	0.01
Non-owner occupied commercial mortgage	—	—	—	—	—	—	137	1.25
Commercial and industrial	3	22	2.11	—	—	—	57	0.22
Total commercial	3	22	2.11	—	—	—	208	0.36
Consumer					—
Residential mortgage	—	48	5.25	—	—	—	3	0.02
Revolving mortgage	—	57	3.40	—	—	—	—	0.02
Consumer other	—	36	0.25	—	—	—	—	0.01
Total consumer	—	56	3.44	—	—	—	3	0.02
SVB
Investor dependent - early stage	6	12	1.00	—	—	—	20	1.17
Investor dependent - growth stage	—	—	—	—	—	—	23	0.58
Innovation C&I and cash flow dependent	—	—	—	—	—	—	20	0.23
Private Bank	—	—	—	—	—	—	4	0.04
CRE	—	—	—	—	—	—	14	0.54
Other	—	—	—	—	—	—	3	0.10
Total SVB	6	12	1.00	—	—	—	84	0.15
Total loans and leases	$9	17	1.45%	$—	—	—	$295	0.22%

Loan Modifications Made to Borrowers Experiencing Financial Difficulty (nine months ended September 30, 2023)

dollars in millions	Term Extension(1)		Other Than Insignificant Payment Delay		Interest Rate Reduction
	Amortized Cost	Weighted Average Term Extension (Months)	Amortized Cost	Weighted Average Payment Delay (Months)	Amortized Cost	Weighted Average Interest Rate Reduction
Commercial
Commercial construction	$14	4	$—	—	$—	—%
Owner occupied commercial mortgage	23	14	—	—	2	3.63
Non-owner occupied commercial mortgage	309	11	—	—	—	—
Commercial and industrial	103	20	28	6	—	14.40
Total commercial	449	13	28	6	2	3.63
Consumer
Residential mortgage	5	91	—	—	—	—
Revolving mortgage	—	60	—	—	—	—
Consumer auto	—	18	—	—	—	—
Consumer other	—	60	—	—	—	8.86
Total consumer	5	89	—	—	—	8.86
SVB
Investor dependent - early stage	3	4	18	5	—	—
Investor dependent - growth stage	9	11	14	5	—	—
Innovation C&I and cash flow dependent	79	4	—	—	—	—
Private Bank	4	11	—	—	—	—
CRE	14	9	—	—	—	—
Other	3	7	—	—	—	—
Total SVB	112	6	32	5	—	—
Total loans and leases	$566	12	$60	6	$2	4.01%

dollars in millions	Term Extension(1) and Interest Rate Reduction			Term Extension(1) and Other Than Insignificant Payment Delay			Total
	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Payment Delay (Months)	Amortized Cost	Total as a % of Loan and Lease Class
Commercial
Commercial construction	$—	—	—%	$—	—	—	$14	0.41%
Owner occupied commercial mortgage	—	36	2.00	—	—	—	25	0.16
Non-owner occupied commercial mortgage	—	—	—	—	—	—	309	2.82
Commercial and industrial	3	23	2.25	—	—	—	134	0.51
Total commercial	3	23	2.24	—	—	—	482	0.83
Consumer					—
Residential mortgage	3	62	3.52	—	—	—	8	0.06
Revolving mortgage	—	54	2.44	—	—	—	—	0.03
Consumer auto	—	31	0.70	—	—	—	—	0.01
Consumer other	—	36	0.25	—	—	—	—	0.02
Total consumer	3	61	3.38	—	—	—	8	0.05
SVB
Investor dependent - early stage	6	12	1.00	—	—	—	27	1.59
Investor dependent - growth stage	—	—	—	—	—	—	23	0.58
Innovation C&I and cash flow dependent	—	—	—	—	—	—	79	0.90
Private Bank	—	—	—	—	—	—	4	0.04
CRE	—	—	—	—	—	—	14	0.54
Other	—	—	—	—	—	—	3	0.10
Total SVB	6	12	1.00	—	—	—	150	0.26
Total loans and leases	$12	28	1.98%	$—	—	—	$640	0.48%
(1) Term extensions include loans where the balloon payment has been deferred to a later date or is amortizing over an extended period.

Borrowers experiencing financial difficulties are typically identified in our credit risk management process before loan modifications occur. An assessment of whether a borrower is experiencing financial difficulty is reassessed or performed on the date of a modification. Since the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ALLL because of the measurement methodologies used to estimate the allowance, a change to the ALLL is generally not recorded upon modification. Upon BancShares’ determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off.

At September 30, 2023, there were $21 million of modified loans which defaulted subsequent to modification. Of this amount, $15 million related to one borrower within the Innovation and cash flow dependent loan class and $3 million related to one borrower within the Investor dependent - early stage loan class.

The following tables present the amortized cost and performance of modified loans to borrowers experiencing financial difficulties. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (three months ended September 30, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 days or greater Past Due	Total
Commercial
Commercial construction	$13	$—	$—	$—	$13
Owner occupied commercial mortgage	1	—	—	—	1
Non-owner occupied commercial mortgage	137	—	—	—	137
Commercial and industrial	57	—	—	—	57
Total commercial	208	—	—	—	208
Consumer
Residential mortgage	2	1	—	—	3
Total consumer	2	1	—	—	3
SVB
Investor dependent - early stage	20	—	—	—	20
Investor dependent - growth stage	20	—	3	—	23
Innovation C&I and cash flow dependent	20	—	—	—	20
Private Bank	4	—	—	—	4
CRE	14	—	—	—	14
Other	3	—	—	—	3
Total SVB	81	—	3	—	84
Total loans and leases	$291	$1	$3	$—	$295

Modified Loans Payment Status (nine months ended September 30, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 days or greater Past Due	Total
Commercial
Commercial construction	$14	$—	$—	$—	$14
Owner occupied commercial mortgage	25	—	—	—	25
Non-owner occupied commercial mortgage	272	—	—	37	309
Commercial and industrial	134	—	—	—	134
Total commercial	445	—	—	37	482
Consumer
Residential mortgage	7	1	—	—	8
Revolving mortgage	—	—	—	—	—
Total consumer	7	1	—	—	8
SVB
Investor dependent - early stage	24	—	3	—	27
Investor dependent - growth stage	20	—	3	—	23
Innovation C&I and cash flow dependent	63	16	—	—	79
Private Bank	4	—	—	—	4
CRE	14	—	—	—	14
Other	3	—	—	—	3
Total SVB	128	16	6	—	150
Total loans and leases	$580	$17	$6	$37	$640

At September 30, 2023, there were $25 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified.

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
The following table summarizes the loan restructurings during the three and nine months ended September 30, 2022 that were designated as TDRs. BancShares defines payment default as movement of the TDR to non-accrual status, which is generally 90 days past due, foreclosure or charge-off, whichever occurs first.

Restructurings

dollars in millions (except for number of loans)	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	5	$31	13	$37
Loan term extension	35	30	110	51
Below market rates	17	4	62	8
Discharge from bankruptcy	36	2	78	4
Total	93	$67	263	$100

There were $1.5 million commitments to lend additional funds to borrowers whose loan terms were modified in TDRs as of December 31, 2022.

After a loan is determined to be a TDR, BancShares continues to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the three and nine months ended September 30, 2022, and were classified as TDRs during the applicable 12-month period preceding September 30, 2022 were as follows:

TDR Defaults

dollars in millions	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
TDR Defaults	$2	$4

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta and the Federal Reserve Bank (“FRB”) as of September 30, 2023 and December 31, 2022.

Loans Pledged

dollars in millions	September 30, 2023	December 31, 2022
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$14,975	$14,918
Less: Advances	—	4,250
Less: Letters of Credit	1,450	1,450
Available borrowing capacity	$13,525	$9,218
Pledged non-PCD loans (contractual balance)	$24,498	$23,491

FRB
Lendable collateral value of pledged non-PCD loans	$4,989	$4,203
Less: Advances	—	—
Available borrowing capacity	$4,989	$4,203
Pledged non-PCD loans (contractual balance)	$6,164	$5,697

In connection with the SVBB Acquisition, FCB and the FDIC entered into terms and conditions for a five-year, up to $70 billion line of credit to FCB provided by the FDIC and a Purchase Money Note, both of which are or will be primarily secured by all SVB loans acquired and related commitments that subsequently were drawn and outstanding. See Note 2—Business Combinations for further discussion of the facility and note.

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure is included in other liabilities as further discussed in Note 13—Other Liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) investment securities available for sale is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The initial ALLL for PCD loans and leases acquired in the SVBB Acquisition and the CIT Merger (the “Initial PCD ALLL”) were established through a PCD Gross-Up and there were no corresponding increases to the provision for credit losses. The PCD Gross-Ups are discussed further in Note 1—Significant Accounting Policies and Basis of Presentation. The initial ALLL for Non-PCD loans and leases acquired in the SVBB Acquisition and the CIT Merger were established through corresponding increases to the provision for credit losses (the “day 2 provision for loan and lease losses”). The initial reserve for off-balance sheet credit exposure acquired in the SVBB Acquisition and the CIT Merger were established through a corresponding increase to the provision for off-balance sheet credit exposure (the “day 2 provision for off-balance sheet credit exposure”).

The ALLL activity for loans and leases is summarized in the following table.

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$915	$156	$566	$1,637	$789	$133	$—	$922
Initial PCD ALLL	—	—	—	—	—	—	220	220
Day 2 provision for loan and lease losses	—	—	—	—	—	—	462	462
Provision (benefit) for loan and lease losses	149	(11)	74	212	379	18	55	452
Total provision (benefit) for loan and lease losses	149	(11)	74	212	379	18	517	914
Charge-offs	(85)	(7)	(107)	(199)	(209)	(20)	(208)	(437)
Recoveries	12	4	7	23	32	11	11	54
Balance at September 30, 2023	$991	$142	$540	$1,673	$991	$142	$540	$1,673

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$740	$110	$—	$850	$80	$98	$—	$178
Initial PCD ALLL	—	—	—	—	258	14	—	272
Day 2 provision for loan and lease losses	—	—	—	—	432	22	—	454
Provision (benefit) for loan and lease losses	43	7	—	50	53	(20)	—	33
Total provision for loan and lease losses	43	7	—	50	485	2	—	487
Charge-offs	(28)	(5)	—	(33)	(92)	(15)	—	(107)
Recoveries	11	4	—	15	35	17	—	52
Balance at September 30, 2022	$766	$116	$—	$882	$766	$116	$—	$882

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Day 2 provision for loan and lease losses	$—	$—	$462	$454
Provision for loan and lease losses	212	50	452	33
Total provision for loan and lease losses	212	50	914	487
Day 2 provision for off-balance sheet credit exposure	—	—	254	59
(Benefit) provision for off-balance sheet credit exposure	(17)	10	(42)	20
Total (benefit) provision for off-balance sheet credit exposure	(17)	10	212	79
Benefit for investment securities available for sale credit losses	(3)	—	—	—
Provision for credit losses	$192	$60	$1,126	$566

NOTE 6 — LEASES

Lessee
BancShares leases primarily include administrative offices and bank locations. Substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our real estate leases have remaining lease terms of up to 34 years. Our lease terms may include options to extend or terminate the lease. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	September 30, 2023	December 31, 2022
Lease assets:
Operating lease ROU assets	Other assets	$403	$345
Finance leases	Premises and equipment	9	7
Total lease assets		$412	$352
Lease liabilities:
Operating leases	Other liabilities	$411	$352
Finance leases	Other borrowings	9	7
Total lease liabilities		$420	$359
Weighted-average remaining lease terms:
Operating leases		8.4 years	9.6 years
Finance leases		15.1 years	4.1 years
Weighted-average discount rate:
Operating leases		2.70%	2.19%
Finance leases		3.48	2.34

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
Lease cost
Operating lease cost (1)	Occupancy Expense	$18	$14	$46	$44
Finance lease cost
Amortization of leased assets	Equipment expense	1	1	1	2
Variable lease cost	Occupancy Expense	8	3	16	9
Sublease income	Occupancy Expense	(1)	(1)	(2)	(2)
Net lease cost		$26	$17	$61	$53
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
The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$40
Financing cash flows from finance leases	2	2
ROU assets obtained in exchange for new operating lease liabilities	69	17
ROU assets obtained in exchange for new finance lease liabilities	4	5

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease income – Operating leases	$229	$201	$664	$592
Variable lease income – Operating leases (1)	19	18	55	48
Rental income on operating leases	248	219	719	640
Interest income - Sales type and direct financing leases	43	43	127	127
Variable lease income included in Other noninterest income (2)	15	13	44	37
Interest income - Leveraged leases	2	5	11	14
Total lease income	$308	$280	$901	$818
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes leased equipment property tax reimbursements due from customers of $5 million and $12 million for the three and nine months ended September 30, 2023, respectively, and revenue related to insurance coverage on leased equipment of $11 million and $31 million for the three and nine months ended September 30, 2023, respectively. Includes leased equipment property tax reimbursements due from customers of $4 million and $13 million for the three and nine months ended September 30, 2022, respectively, and revenue related to insurance coverage on leased equipment of $9 million and $24 million for the three and nine months ended September 30, 2022, respectively.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the SVBB Acquisition and the CIT Merger. The fair value of the net assets acquired exceeded the purchase prices for both acquisitions. Consequently, there was a gain on acquisition (and no goodwill) as discussed further in Note 2—Business Combinations. BancShares had goodwill of $346 million at September 30, 2023 and December 31, 2022 that relates to business combinations completed prior to the SVBB Acquisition and the CIT Merger. All of the goodwill relates to the General Banking reporting segment. There was no goodwill impairment during the nine months ended September 30, 2023 or 2022.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles during the nine months ended September 30, 2023.

Core Deposit Intangibles

dollars in millions	2023
Balance, net of accumulated amortization at January 1	$140
Core deposit intangibles related to the SVBB Acquisition	230
Amortization for the period	(41)
Balance at September 30, net of accumulated amortization	$329

Core Deposit Intangible Accumulated Amortization

dollars in millions	September 30, 2023	December 31, 2022
Gross balance	$501	$271
Accumulated amortization	(172)	(131)
Balance, net of accumulated amortization	$329	$140

The following table summarizes the expected amortization expense as of September 30, 2023 in subsequent periods for core deposit intangibles.

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2023	$17
2024	63
2025	54
2026	46
2027	39
2028	34
Thereafter	76
Balance, net of accumulated amortization	$329

NOTE 8 — VARIABLE INTEREST ENTITIES

Variable Interest Entities
Described below are the results of BancShares’ assessment of its variable interests in order to determine its current status with regard to being the VIE primary beneficiary. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs and investments in qualified housing projects.

Consolidated VIEs
At September 30, 2023 and December 31, 2022, there were no consolidated VIEs.

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

The table below provides a summary of the assets and liabilities included on the Consolidated Balance Sheets associated with unconsolidated VIEs. The table also presents our maximum exposure to loss which consists of outstanding book basis and unfunded commitments for future investments, and represents potential losses that would be incurred under hypothetical circumstances, such that the value of BancShares’ interests and any associated collateral declines to zero and assuming no recovery. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss. As disclosed in Note 2—Business Combinations, the following tables as of September 30, 2023 include VIEs acquired in the SVBB Acquisition.

Unconsolidated VIEs Carrying Value

dollars in millions	September 30, 2023	December 31, 2022
Investment in qualified affordable housing projects	$1,806	$598
Other tax credit equity investments	4	5
Total tax credit equity investments	$1,810	$603
Other unconsolidated investments	163	159
Total assets (maximum loss exposure) (1)	$1,973	$762
Liabilities for commitments to tax credit investments (2)	$901	$295
(1)    Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities.

NOTE 9 — OTHER ASSETS

The following table includes the components of other assets. The increases from December 31, 2022 primarily reflect other assets acquired in conjunction with the SVBB Acquisition, as described in Note 2—Business Combinations.

Other Assets

dollars in millions	September 30, 2023	December 31, 2022
Affordable housing tax credit and other unconsolidated investments (1)	$1,973	$762
Right of use assets for operating leases, net	403	345
Pension assets	364	343
Accrued interest receivable	833	329
Income tax receivable	518	275
Federal Home Loan Bank stock	19	197
Fair value of derivative financial instruments	904	159
Bank-owned life insurance	104	586
Counterparty receivables	74	98
Nonmarketable equity securities	95	58
Other real estate owned	60	47
Mortgage servicing rights	25	25
Other (2)	840	1,145
Total other assets	$6,212	$4,369
(1)    Refer to Note 8—Variable Interest Entities for additional information.
(2)    The balance at December 31, 2022 included $607 million in “Other” related to bank-owned life insurance policies that had terminated, but not cash-settled. These items cash-settled during 2023.

NOTE 10 — DEPOSITS

The following table provides detail on deposit types. The deposit balances as of September 30, 2023 include those acquired in the SVBB Acquisition, as described in Note 2—Business Combinations.

Deposit Types

dollars in millions	September 30, 2023	December 31, 2022
Noninterest-bearing demand	$43,141	$24,922
Checking with interest	23,461	16,202
Money market	30,082	21,040
Savings	32,513	16,634
Time	17,036	10,610
Total deposits	$146,233	$89,408

At September 30, 2023, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended September 30,
2024	$15,251
2025	1,307
2026	395
2027	65
2028	18
Thereafter	—
Total time deposits	$17,036

Time deposits with a denomination of $250,000 or more were $4.23 billion and $2.22 billion at September 30, 2023 and December 31, 2022, respectively.

NOTE 11 — BORROWINGS

Short-term Borrowings

Short-term borrowings at September 30, 2023 and December 31, 2022 include:

dollars in millions	September 30, 2023	December 31, 2022
Securities sold under customer repurchase agreements	$453	$436
Notes payable to FHLB of Atlanta at overnight SOFR plus 0.28%.	—	1,750
Total short-term borrowings	$453	$2,186

Securities Sold under Agreements to Repurchase
BancShares held $453 million and $436 million at September 30, 2023 and December 31, 2022, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $470 million and $496 million at September 30, 2023 and December 31, 2022, respectively.

Long-term Borrowings
Long-term borrowings at September 30, 2023 and December 31, 2022 include:

Long-term Borrowings

dollars in millions	Maturity	September 30, 2023	December 31, 2022
Parent Company:
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	350	350
Junior subordinated debentures at 3-month LIBOR plus 2.25% (FCB/SC Capital Trust II)	June 2034	20	20
Junior subordinated debentures at 3-month LIBOR plus 1.75% (FCB/NC Capital Trust III)	June 2036	88	88
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 3.929%	June 2024	—	500
Senior unsecured fixed-to-floating rate notes at 2.969%	September 2025	315	315
Fixed senior unsecured notes at 6.00%	April 2036	51	51
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	400	400
Fixed-to-Fixed subordinated notes at 4.125%	November 2029	100	100
Junior subordinated debentures at 3-month LIBOR plus 2.80% (Macon Capital Trust I)	March 2034	14	14
Junior subordinated debentures at 3-month LIBOR plus 2.85% (SCB Capital Trust I)	April 2034	10	10
Secured:
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.32% to 0.36%.	Maturities through September 2025	—	2,500
Purchase Money Note to FDIC fixed at 3.50% (1)	March 2028	36,072	—
Other secured financings	Maturities through January 2024	—	18
Capital lease obligations	Maturities through May 2057	9	7
Unamortized issuance costs		(1)	(1)
Unamortized purchase accounting adjustments (2)		(169)	87
Total long-term borrowings		$37,259	$4,459
(1)    Issued in connection with the SVBB Acquisition and will be secured by acquired loans. See below and Note 2—Business Combinations for further information.
(2)    At September 30, 2023 and December 31, 2022, unamortized purchase accounting adjustments were $59 million and $69 million, respectively, for subordinated debentures.

Pledged Assets
At September 30, 2023, BancShares had pledged $30.7 billion of loans to the FHLB and FRB.

As a member of the FHLB, FCB can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. Pledged assets related to these financings totaled $24.5 billion at September 30, 2023. FCB may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that FCB is in compliance with the collateral maintenance requirement immediately following such disposition.

Under borrowing arrangements with the FRB of Richmond, BancShares has access to an additional $5.0 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2023 and December 31, 2022. Assets pledged to the FRB of Richmond totaled $6.2 billion at September 30, 2023.

In connection with the SVBB Acquisition, FCB and the FDIC entered into a Purchase Money Note, which is primarily secured by all loans acquired and related commitments that subsequently were drawn and outstanding as of September 30, 2023.

At September 30, 2023, BancShares had a credit line allowing contingent access to borrowings on an unsecured basis of up to $100 million, all of which was unused and available.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents notional amount and fair value of derivative financial instruments on a gross basis. At September 30, 2023, and December 31, 2022 BancShares’ derivatives are not designated as hedging instruments.

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	September 30, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (4)	$23,544	$748	$(781)	$18,173	$158	$(482)
Foreign exchange contracts (2)	10,094	151	(130)	125	1	(4)
Other contracts (3)	870	5	(1)	507	—	—
Total derivatives not designated as hedging instruments	$34,508	904	(912)	$18,805	159	(486)
Gross derivatives fair values presented in the Consolidated Balance Sheets		904	(912)		159	(486)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in the Consolidated Balance Sheets		904	(912)		159	(486)
Less: Amounts subject to master netting agreements (5)		(72)	72		(13)	13
Less: Cash collateral pledged(received) subject to master netting agreements (6)		(783)	6		(124)	—
Total net derivative fair value		$49	$(834)		$22	$(473)
(1)    Fair value balances include accrued interest.
(2)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional amounts of these contracts were $242 million as of September 30, 2023, and $0 million as of December 31, 2022.
(3)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.
(4)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $106 million and $22 million, respectively, at September 30, 2023, and $376 million and $19 million, respectively at December 31, 2022.
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
(6)    In conjunction with the ISDA agreements described above, BancShares has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties. Collateral pledged or received is included in other assets or deposits, respectively.

Non-Qualifying Hedges
The following table presents gains of non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains on Non-Qualifying Hedges

dollars in millions		Three Months Ended September 30,		Nine Months Ended September 30,
	Amounts Recognized	2023	2022	2023	2022
Interest rate contracts	Other noninterest income	$8	$5	$37	$11
Foreign currency forward contracts	Other noninterest income	11	20	10	26
Other contracts	Other noninterest income	1	—	1	—
Total non-qualifying hedges - income statement impact		$20	$25	$48	$37

NOTE 13 — OTHER LIABILITIES

The following table includes the components of other liabilities. The increases from December 31, 2022 primarily reflect other liabilities assumed in conjunction with the SVBB Acquisition, as described in Note 2—Business Combinations.

Other Liabilities

dollars in millions	September 30, 2023	December 31, 2022
Fair value of derivative financial instruments	$912	$486
Lease liabilities	411	352
Accrued expenses and accounts payable	462	275
Commitments to fund tax credit investments	901	295
Deferred taxes	3,627	286
Reserve for off-balance sheet credit exposure	318	106
Incentive plan liabilities	518	267
Accrued interest payable	146	57
Other	854	464
Total other liabilities	$8,149	$2,588

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$8,647	$—	$8,647	$—
Government agency	129	—	129	—
Residential mortgage-backed securities	5,600	—	5,600	—
Commercial mortgage-backed securities	1,797	—	1,797	—
Corporate bonds	478	—	326	152
Municipal bonds	10	—	10	—
Total investment securities available for sale	$16,661	$—	$16,509	$152
Marketable equity securities	75	31	44	—
Loans held for sale	22	—	22	—
Derivative assets (1)
Interest rate contracts — non-qualifying hedges	$748	$—	$747	$1
Foreign exchange contracts — non-qualifying hedges	151	—	151	—
Other derivative contracts — non-qualifying hedges	5	—	—	5
Total derivative assets	$904	$—	$898	$6
Liabilities
Derivative liabilities (1)
Interest rate contracts — non-qualifying hedges	$781	$—	$781	$—
Foreign exchange contracts — non-qualifying hedges	130	—	130	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total derivative liabilities	$912	$—	$911	$1

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,898	$—	$1,898	$—
Government agency	162	—	162	—
Residential mortgage-backed securities	4,795	—	4,795	—
Commercial mortgage-backed securities	1,604	—	1,604	—
Corporate bonds	536	—	362	174
Total investment securities available for sale	$8,995	$—	$8,821	$174
Marketable equity securities	95	32	63	—
Loans held for sale	4	—	4	—
Derivative assets (1)
Interest rate contracts — non-qualifying hedges	$158	$—	$158	$—
Foreign exchange contracts — non-qualifying hedges	1	—	1	—
Total derivative assets	$159	$—	$159	$—
Liabilities
Derivative liabilities (1)
Interest rate contracts — non-qualifying hedges	$482	$—	$482	$—
Foreign exchange contracts — non-qualifying hedges	4	—	4	—
Total derivative liabilities	$486	$—	$486	$—
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

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of equity warrants and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 12—Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
September 30, 2023
Assets
Corporate bonds	$152	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$5	Internal valuation model	Not material
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2022
Assets
Corporate bonds	$174	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$174	$—	$—	$207	$—	$—
Purchases	—	—	—	—	—	1
Changes in FV included in earnings	—	5	—	—	1	(1)
Changes in FV included in comprehensive income	(13)	—	—	(17)	—	—
Transfers in	—	—	1	—	—	—
Transfers out	—	—	—	(14)	—	—
Maturity and settlements	(9)	—	—	—	—	—
Ending balance	$152	$5	$1	$176	$1	$—

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential real estate loans originated for sale measured at fair value as of September 30, 2023 and December 31, 2022:

Aggregate Fair Value and UPB - Residential Real Estate Loans

dollars in millions	September 30, 2023
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$22	$22	$—

	December 31, 2022
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$4	$4	$—

BancShares has elected the fair value option for residential real estate loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included $0 million and a loss of $1 million for the three months ended September 30, 2023 and 2022, respectively, and $0 million and a loss of $3 million for the nine months ended September 30, 2023 and 2022, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on non-accrual status as of September 30, 2023 or December 31, 2022.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2023
Assets held for sale - loans	$22	$—	$—	$22	$(5)
Loans - collateral dependent loans	249	—	—	249	(96)
Other real estate owned	15	—	—	15	2
Total	$286	$—	$—	$286	$(99)
December 31, 2022
Assets held for sale - loans	$23	$—	$—	$23	$(1)
Loans - collateral dependent loans	149	—	—	149	(24)
Other real estate owned	43	—	—	43	14
Mortgage servicing rights	—	—	—	—	1
Total	$215	$—	$—	$215	$(10)

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

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets held for sale - loans. Loans held for investment subsequently transferred to held for sale are carried at the LOCOM. When available, the fair values for the transferred loans are based on quoted prices from the purchase commitments for the individual loans being transferred and are considered Level 1 inputs. The fair value of Level 2 assets was primarily estimated based on prices of recent trades of similar assets. For other loans held for sale, the fair value of Level 3 assets was primarily measured under the income approach using the discounted cash flow model based on Level 3 inputs including discount rate or the price of committed trades.

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 11%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At September 30, 2023 and December 31, 2022, the weighted average discount applied was 8.52% and 9.31%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

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

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	September 30, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$791	$791	$—	$—	$791
Interest earning deposits at banks	36,704	36,704	—	—	36,704
Securities purchased under agreements to resell	549	—	549	—	549
Investment in marketable equity securities	75	31	44	—	75
Investment securities available for sale	16,661	—	16,509	152	16,661
Investment securities held to maturity	10,082	—	8,152	—	8,152
Loans held for sale	54	—	22	32	54
Net loans	129,466	—	1,506	124,367	125,873
Accrued interest receivable	833	—	833	—	833
Federal Home Loan Bank stock	19	—	19	—	19
Mortgage servicing rights	25	—	—	47	47
Derivative assets	904	—	898	6	904
Financial Liabilities
Deposits with no stated maturity	129,197	—	129,197	—	129,197
Time deposits	17,036	—	16,990	—	16,990
Credit balances of factoring clients	1,282	—	—	1,282	1,282
Securities sold under customer repurchase agreements	453	—	453	—	453
Long-term borrowings	37,250	—	36,296	—	36,296
Accrued interest payable	146	—	146	—	146
Derivative liabilities	912	—	911	1	912

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$518	$518	$—	$—	$518
Interest earning deposits at banks	5,025	5,025	—	—	5,025
Investment in marketable equity securities	95	32	63	—	95
Investment securities available for sale	8,995	—	8,821	174	8,995
Investment securities held to maturity	10,279	—	8,795	—	8,795
Loans held for sale	52	—	4	45	49
Net loans	67,720	—	1,679	62,633	64,312
Accrued interest receivable	329	—	329	—	329
Federal Home Loan Bank stock	197	—	197	—	197
Mortgage servicing rights	25	—	—	47	47
Derivative assets	159	—	159	—	159
Financial Liabilities
Deposits with no stated maturity	78,798	—	78,798	—	78,798
Time deposits	10,610	—	10,504	—	10,504
Credit balances of factoring clients	995	—	—	995	995
Securities sold under customer repurchase agreements	436	—	436	—	436
Other short-term borrowings	1,750	—	1,750	—	1,750
Long-term borrowings	4,452	—	4,312	18	4,330
Accrued interest payable	57	—	57	—	57
Derivative liabilities	486	—	486	—	486

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Net loans. The carrying value of net loans is net of the ALLL. Loans are generally valued by discounting expected cash flows using market inputs with adjustments based on cohort level assumptions for certain loan types as well as internally developed estimates at a business segment level. Due to the significance of the unobservable market inputs and assumptions, as well as the absence of a liquid secondary market for most loans, these loans are classified as Level 3. Certain loans are measured based on observable market prices sourced from external data providers and classified as Level 2. Nonaccrual loans are written down and reported at their estimated recovery value which approximates their fair value and classified as Level 3.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2023 and December 31, 2022. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 15 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	Outstanding
	Class A	Class B
Common stock - June 30, 2023	13,514,849	1,005,185
Restricted stock units vested, net of shares held to cover taxes	69	—
Common stock - September 30, 2023	13,514,918	1,005,185

Common stock - December 31, 2022	13,501,017	1,005,185
Restricted stock units vested, net of shares held to cover taxes	13,901	—
Common stock - September 30, 2023	13,514,918	1,005,185

Common Stock
The Parent Company has Class A Common Stock and Class B Common stock, par value $1 (“Class B Common Stock”). Class A Common Stock have one vote per share, while shares of Class B Common Stock have 16 votes per share.

Non-Cumulative Perpetual Preferred Stock
The following table summarizes BancShares’ non-cumulative perpetual preferred stock.

Preferred Stock

dollars in millions, except per share and par value data
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Shares Issued and Outstanding	Liquidation Preference Per Share	Total Liquidation Preference	Dividend	Dividend Payment Dates
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	345	5.375%	Quarterly in arrears on March 15, June 15, September 15, and December 15
Series B (1)	January 3, 2022	January 4, 2027	$0.01	325,000	$1,000	325	SOFR + 3.972%
Series C	January 3, 2022	January 4, 2027	$0.01	8,000,000	$25	200	5.625%
(1) Beginning July 1, 2023, BancShares has moved to Term SOFR plus a credit spread adjustment for its Series B Preferred Stock. The final dividend payment based on a LIBOR accrual occurred September 15, 2023.

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

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of Accumulated Other Comprehensive (Loss) Income (“AOCI”):

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	September 30, 2023			December 31, 2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(1,175)	$286	$(889)	$(972)	$233	$(739)
Unrealized loss on securities available for sale transferred to held to maturity	(7)	2	(5)	(8)	2	(6)
Defined benefit pension items	18	(4)	14	13	(3)	10
Total accumulated other comprehensive loss	$(1,164)	$284	$(880)	$(967)	$232	$(735)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized (loss) gain on securities available for sale transferred to held to maturity	Net change in defined benefit pension items	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2022	$(739)	$(6)	$10	$(735)
AOCI activity before reclassifications	(169)	—	4	(165)
Amounts reclassified from AOCI to earnings	19	1	—	20
Other comprehensive (loss) income for the period	(150)	1	4	(145)
Balance as of September 30, 2023	$(889)	$(5)	$14	$(880)

Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(747)	—	—	(747)
Amounts reclassified from AOCI to earnings	—	1	7	8
Other comprehensive (loss) income for the period	(747)	1	7	(739)
Balance as of September 30, 2022	$(756)	$(6)	$33	$(729)

Other Comprehensive Income
The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended September 30,
	2023			2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(155)	$40	$(115)	$(348)	$82	$(266)
Amounts reclassified from AOCI to earnings	9	(2)	7	—	—	—	$12 realized loss on sales of investment securities available for sale, net; $(3) provision for credit losses
Other comprehensive loss on securities available for sale	$(146)	$38	$(108)	$(348)	$82	$(266)

Unrealized loss on securities available for sale transferred to held to maturity:
AOCI activity before reclassifications	$—	$—	$—	$—	$—	$—
Amounts reclassified from AOCI to earnings	—	—	—	—	—	—	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$—	$—	$—	$—	$—	$—

Defined benefit pension items:
Actuarial loss	$—	$—	$—	$—	$—	$—
Amounts reclassified from AOCI to earnings	—	—	—	2	—	2	Other noninterest expense
Other comprehensive income for defined benefit pension items	$—	$—	$—	$2	$—	$2
Total other comprehensive loss	$(146)	$38	$(108)	$(346)	$82	$(264)

dollars in millions	Nine Months Ended September 30,
	2023			2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized loss on securities available for sale:
AOCI activity before reclassifications	$(229)	$60	$(169)	$(983)	$236	$(747)
Amounts reclassified from AOCI to earnings	26	(7)	19	—	—	—	$26 realized loss on sales of investment securities available for sale
Other comprehensive loss on securities available for sale	$(203)	$53	$(150)	$(983)	$236	$(747)

Unrealized loss on securities available for sale transferred to held to maturity:
AOCI activity before reclassifications	$—	$—	$—	$—	$—	$—
Amounts reclassified from AOCI to earnings	1	—	1	1	—	1	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$1	$—	$1	$1	$—	$1

Defined benefit pension items:
Actuarial loss	$5	$(1)	$4	$—	$—	$—
Amounts reclassified from AOCI to earnings	—	—	—	9	(2)	7	Other noninterest expense
Other comprehensive income for defined benefit pension items	$5	$(1)	$4	$9	$(2)	$7
Total other comprehensive loss	$(197)	$52	$(145)	$(973)	$234	$(739)

NOTE 17 — REGULATORY CAPITAL

BancShares and FCB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BancShares’ Consolidated Financial Statements. Certain activities, such as the ability to undertake new business initiatives, including acquisitions, the access to and cost of funding for new business initiatives, the ability to pay dividends, the ability to repurchase shares or other capital instruments, the level of deposit insurance costs, and the level and nature of regulatory oversight, largely depend on a financial institution’s capital strength.

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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well-capitalized thresholds as of September 30, 2023 and December 31, 2022 as summarized in the following table.

dollars in millions			September 30, 2023		December 31, 2022
	Basel III Requirements	PCA well-capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$23,351	15.64%	$11,799	13.18%
Tier 1 risk-based capital	8.50	8.00	20,643	13.83	9,902	11.06
Common equity Tier 1	7.00	6.50	19,762	13.24	9,021	10.08
Tier 1 leverage	4.00	5.00	20,643	9.73	9,902	8.99
FCB
Total risk-based capital	10.50%	10.00%	$22,927	15.36%	$11,627	12.99%
Tier 1 risk-based capital	8.50	8.00	20,673	13.85	10,186	11.38
Common equity Tier 1	7.00	6.50	20,673	13.85	10,186	11.38
Tier 1 leverage	4.00	5.00	20,673	9.75	10,186	9.25

At September 30, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 7.64% and 7.36%, respectively, which are in excess of the fully phased in Basel III conservation buffer of 2.50%. At December 31, 2022, BancShares and FCB had risk-based capital ratio conservation buffers of 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of September 30, 2023 and December 31, 2022 over the Basel III minimum for the ratio that is the binding constraint.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 15—Stockholders' Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $8.00 billion while continuing to meet the requirements for well-capitalized banks at September 30, 2023. Dividends declared by FCB and paid to the Parent Company amounted to $367 million for the nine months ended September 30, 2023. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 18 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$752	$315	$10,952	$841
Preferred stock dividends	15	12	44	36
Net income available to common stockholders	$737	$303	$10,908	$805
Weighted average common shares outstanding
Basic shares outstanding	14,528,310	15,711,976	14,527,718	15,849,219
Stock-based awards	10,823	16,017	11,665	18,095
Diluted shares outstanding	14,539,133	15,727,993	14,539,383	15,867,314
Earnings per common share
Basic	$50.71	$19.27	$750.79	$50.76
Diluted	$50.67	$19.25	$750.19	$50.70

NOTE 19 — INCOME TAXES

BancShares’ global effective income tax rates were 24.6% and 3.6% for the three and nine months ended September 30, 2023, respectively, and 22.9% and 13.3% for the three and nine months ended September 30, 2022, respectively. The increase in the effective tax rates from 22.9% in the prior year to 24.6% for the three months ended September 30, 2023 was primarily driven by the increase in the state and local taxes resulting from the SVBB Acquisition. The decrease in the effective tax rates from 13.3% in the prior year to 3.6% for the nine months ended September 30, 2023 was primarily due to the preliminary gain on acquisition relating to the SVBB Acquisition.

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

BancShares’ ability to recognize deferred tax assets (“DTAs”) is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize its DTAs, adjustments to the valuation allowance adjustments may be required. As a result of further assessment of information received during the second quarter related to the SVBB Acquisition, BancShares released approximately $12 million in the second quarter of the $70 million valuation allowance recorded at December 31, 2022. In the three months ended September 30, 2023, BancShares converted one of its subsidiaries to a LLC, and as a result of the conversion BancShares released an additional $18 million of the $70 million valuation allowance recorded at December 31, 2022.

NOTE 20 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

dollars in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$2	$3	$7	$10
Interest cost	15	11	45	33
Expected return on assets	(21)	(22)	(64)	(65)
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	—	3	—	9
Net periodic benefit	$(4)	$(5)	$(12)	$(13)

NOTE 21 — BUSINESS SEGMENT INFORMATION

BancShares’ segments include General Banking, Commercial Banking, Rail, Corporate, and Silicon Valley Banking, which is a new segment that includes the operating results for the SVBB Acquisition, . Each of the segments are described below.

General Banking
General Banking delivers products and services to consumers and businesses through an extensive network of branches and various digital channels, including a full suite of deposit products, loans (primarily residential mortgages and business/commercial loans), and various fee-based services. General Banking also provides a variety of wealth management products and services to individuals and institutional clients, including brokerage, investment advisory, and trust services. In addition, General Banking has a dedicated business line that supports deposit, cash management and lending to homeowner associations and property management companies nationwide. Net interest income is primarily generated from interest earned on loans and noninterest income is mainly derived from fees for banking and advisory services.
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
Silicon Valley Banking
Silicon Valley Banking offers products and services to commercial clients in key innovation markets, such as healthcare and technology industries, as well as private equity and venture capital firms. The segment provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance and other services such as capital call lines of credit. In addition, the segment offers private banking and wealth management and provides a range of personal financial solutions for consumers. Private banking and wealth management clients consist of private equity/venture capital professionals and executive leaders of the innovation companies they support and premium wine clients. The segment offers a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services.
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

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment, inclusive of similar items related to Silicon Valley Banking. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs (including brokered deposits), income on BOLI (other noninterest income), acquisition-related costs, as well as certain unallocated costs and certain intangible asset amortization expense (operating expenses). Corporate also includes certain significant items that are infrequent, such as the preliminary gain on acquisition, day 2 provision for loan and lease losses, and day 2 provision for off-balance sheet credit exposure. Corporate also includes certain purchase accounting adjustment accretion, such as the accretion of the fair value adjustment associated with the acquired loans in the SVBB Acquisition.

Segment Net Income (Loss) and Select Period End Balances

The following table presents the condensed income statement by segment:

dollars in millions	Three Months Ended September 30, 2023
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$625	$249	$635	$(40)	$521	$1,990
Provision (benefit) for credit losses	7	132	56	—	(3)	192
Net interest income (expense) after provision for credit losses	618	117	579	(40)	524	1,798
Noninterest income	125	139	151	194	6	615
Noninterest expense	411	205	514	116	170	1,416
Income before income taxes	332	51	216	38	360	997
Income tax expense	91	14	59	10	71	245
Net income	$241	$37	$157	$28	$289	$752
Select Period End Balances
Loans and leases	$46,077	$30,220	$56,864	$41	$—	$133,202
Deposits	101,021	3,370	39,970	12	1,860	146,233
Operating lease equipment, net	—	739	—	7,922	—	8,661

	Three Months Ended September 30, 2022
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$495	$230	$—	$(20)	$90	$795
Provision for credit losses	2	58	—	—	—	60
Net interest income (expense) after provision for credit losses	493	172	—	(20)	90	735
Noninterest income	118	133	—	170	12	433
Noninterest expense	400	186	—	110	64	760
Income (loss) before income taxes	211	119	—	40	38	408
Income tax expense	55	24	—	10	4	93
Net income (loss)	$156	$95	$—	$30	$34	$315
Select Period End Balances
Loans and leases	$41,693	$28,023	$—	$74	$—	$69,790
Deposits	82,731	3,682	—	14	1,126	87,553
Operating lease equipment, net	—	736	—	7,248	—	7,984

	Nine Months Ended September 30, 2023
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,790	$744	$1,335	$(101)	$1,033	$4,801
Provision for credit losses	48	353	9	—	716	1,126
Net interest income (expense) after provision for credit losses	1,742	391	1,326	(101)	317	3,675
Noninterest income	362	420	334	549	9,867	11,532
Noninterest expense	1,192	615	1,139	357	540	3,843
Income before income taxes	912	196	521	91	9,644	11,364
Income tax expense (benefit)	228	55	140	23	(34)	412
Net income	$684	$141	$381	$68	$9,678	$10,952

	Nine Months Ended September 30, 2022
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,400	$641	$—	$(58)	$161	$2,144
(Benefit) provision for credit losses	(7)	60	—	—	513	566
Net interest income (expense) after provision for credit losses	1,407	581	—	(58)	(352)	1,578
Noninterest income	371	376	—	493	467	1,707
Noninterest expense	1,192	555	—	320	248	2,315
Income (loss) before income taxes	586	402	—	115	(133)	970
Income tax expense (benefit)	143	90	—	28	(132)	129
Net income (loss)	$443	$312	$—	$87	$(1)	$841

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit. The below balances for September 30, 2023 include balances related to the SVBB Acquisition. The balances acquired are included in Financing Commitments and Letters of Credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	September 30, 2023	December 31, 2022
Financing Commitments
Financing assets (excluding leases)	$62,689	$23,452
Letters of Credit
Standby letters of credit	2,721	436
Other letters of credit	114	44
Deferred Purchase Agreements	2,087	2,039
Purchase and Funding Commitments (1)	1,014	941
(1)    BancShares’ purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase and upgrade commitments.

Financing Commitments
Commitments to extend credit are agreements to lend to customers. These commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires collateral be pledged to secure the commitment, including cash deposits, securities and other assets.

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2023 and December 31, 2022, substantially all undrawn financing commitments were senior facilities. The undrawn and available financing commitments are primarily in the Silicon Valley Banking and Commercial Banking segments. Financing commitments also include approximately $68 million and $66 million at September 30, 2023 and December 31, 2022, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements (“DPA”)
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $189 million and $186 million at September 30, 2023 and December 31, 2022, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $1.94 billion and $1.90 billion of DPA exposures at September 30, 2023 and December 31, 2022, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $150 million and $138 million available under DPA credit line agreements provided at September 30, 2023 and December 31, 2022, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2023. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Intercompany accounts and transactions have been eliminated. Although certain amounts for the prior year have been reclassified to conform to statement presentations for 2023, the reclassifications had no effect on stockholders’ equity or net income as previously reported. Refer to further detail in Note 1—Significant Accounting Policies and Basis of Presentation.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of BancShares. See the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company ("BHC") and Financial Holding Company (“FHC”). The Parent Company is regulated by the Board of Governors of the Federal Reserve System under the U.S. Bank Holding Company Act of 1956, as amended. The Parent Company is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (the “NCCOB”). BancShares conducts its banking operations through its wholly owned subsidiary, FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The SVBB Acquisition (as defined and described below) expanded our client base to serve private equity and venture capital clients and also complimented our existing wealth management business by adding enhanced digital capabilities. The SVBB Acquisition further diversified our loan portfolio and business mix, particularly across technology and life sciences and healthcare industries, and wealth clients.

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
•The fair value of total assets acquired was $107.54 billion, which mainly consisted of approximately $68.47 billion of loans and $35.31 billion of cash and interest-earning deposits at banks.
•The fair value of deposits assumed was $56.01 billion.
•The core deposit intangible was $230 million.
•The preliminary after tax gain on acquisition was $9.89 billion for the nine months ended September 30, 2023, representing the excess of the net assets acquired over the purchase price. This includes increases of $12 million (net of tax) in the current quarter and $55 million (net of tax) during the second quarter. These reflect refined fair value estimates for acquired affordable housing tax credit investments, loans, and assets and liabilities of acquired SVBB subsidiaries. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the SVBB Acquisition Date (the “Measurement Period”).
•The purchase price consideration included a Purchase Money Note (as defined and described below) from the FDIC with an estimated fair value of $35.81 billion.

The SVBB Acquisition is further discussed in Note 2—Business Combinations.

Segment Updates
As of December 31, 2022, BancShares managed its business and reported its financial results in General Banking, Commercial Banking, Rail, and Corporate segments. In conjunction with the SVBB Acquisition, BancShares added a new business segment, Silicon Valley Banking (“SVB”). Prior periods were not impacted by this update. Information about our segments is included in Note 21—Business Segment Information and in the section entitled “Results by Business Segment” in this MD&A.

Recent Economic and Industry Developments
During 2023, the Federal Reserve’s Federal Open Market Committee (“FOMC”) continued to raise its target for the federal funds rate in an effort to combat inflation. The FOMC raised interest rates at its January, March, May and July meetings by 25 basis points each, but did not raise the interest rate during its June and September meetings. The FOMC benchmark federal funds rate was maintained at a range between 5.25% - 5.50%.

The FOMC stands ready in its efforts to control inflation and said it will monitor economic and financial-market developments and the effects of their earlier rate increases in determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time. Although the FOMC has made some progress combating inflation, efforts to control inflation have raised concerns over the possibility of a recession within the next twelve months. In addition, geopolitical events, including the ongoing conflicts in Ukraine, Israel and the Gaza Strip, are likely to maintain upward pressure on inflation and weigh on economic activity. Also, mortgage rates continued to rise in 2023 and mortgage demand from homebuyers softened. The timing and impact of inflation, volatility in the stock market, rising interest rates, and possible recession will depend on future developments, which are highly uncertain and difficult to predict.

Earlier this year, the banking industry experienced increased volatility due to the failure of multiple high-profile banking institutions. These failures have increased industry concerns related to capital and liquidity, deposit outflows, uninsured deposit concentrations, and unrealized losses on securities. Due to the noted uncertainties and related bank failures, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency (the “OCC”) (collectively, the “Federal Banking Agencies”) have issued several notices of proposed rulemaking (“NPR”), that if and/or when finalized, may impact BancShares and FCB.

FDIC Special Assessment
On May 22, 2023 the FDIC issued an NPR. The NPR included an annual special assessment rate of approximately 12.5 basis points (“bps”) to an assessment base that would equal an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, with the first $5 billion in estimated uninsured deposits excluded from the assessment base. The assessment would be accrued at the time of adoption, then paid in eight quarterly installments, potentially beginning in the first quarter of 2024. The exact timing and assessment calculation is still to be determined and will be published by the FDIC upon final adoption. We are in the process of evaluating this NPR and assessing its potential impact, but based on preliminary estimates, we anticipate a one-time FDIC assessment fee of approximately $30 million. Refer to the “Funding, Liquidity and Capital Overview” discussion below in the “Financial Performance Summary” section of this MD&A.

Enhanced Capital Requirements
On July 27, 2023, the Federal Banking Agencies released an NPR to implement the final components of the Basel III agreement, also known as the Basel III endgame. The proposal would also modify capital requirements for large banks with total assets of $100 billion or more, including BancShares.

The NPR would replace internal-models-based capital requirements for credit and operational risk currently included in Category I or II capital standards with new, risk-sensitive standardized requirements (the “expanded risk-based approach”) that would apply to all banking organizations with $100 billion or more in total assets (banking organizations subject to Category I, II, III, or IV capital standards). The proposal would maintain the capital rule’s dual-requirement structure and require large banking organizations to calculate risk-weighted asset amounts under the current standardized approach and the expanded risk-based approach and use the higher of the two risk-weighted asset amounts to satisfy minimum capital requirements. The NPR also requires all banking organizations with $100 billion or more in total assets to calculate regulatory capital in a consistent manner, including by reflecting unrealized gains and losses on available-for-sale securities in regulatory capital to better reflect actual loss-absorbing capacity. Additionally, the proposal would require all banking organizations with $100 billion or more in total assets to meet the supplementary leverage ratio requirement and apply the countercyclical capital buffer, if activated.

The NPR included a July 1, 2025 effective date, with certain aspects subject to a three-year phase-in period. However, on October 20, 2023, the Federal Banking Agencies extended the comment period for this NPR from November 30, 2023 to January 16, 2024. We are in the process of evaluating this NPR and assessing its potential impact.

Long-term Debt Requirement
On August 29, 2023, the Federal Banking Agencies released an NPR that requires large banks with total assets of $100 billion or more to maintain a minimum amount of long-term debt that can be used, in the instance of a bank’s failure, to absorb losses and increase options to resolve the failed bank.

Large banks would be required to maintain a minimum amount of eligible long-term debt equal to the greater of 6 percent of risk weighted assets, 3.5 percent of average total consolidated assets, and for banks subject to the supplementary leverage ratio, 2.5 percent of total leverage exposure under the supplementary leverage ratio. Additionally, the proposal would prohibit large banks from engaging in certain activities that could complicate their resolution and discourage banks from holding long-term debt issued by other banks to reduce interconnectedness.

The proposal includes transition provisions to give banks sufficient time to adapt to the changes while minimizing any potential adverse impact. Covered institutions would have to comply with the new requirements through a phased-in approach over a three-year period, during which they would need to meet 25% of their long-term requirements by one year after effectiveness of the rule, 50% after two years, and 100% after three years. It would also allow banks to count, as part of the required amounts, certain existing long-term debt. We are in the process of evaluating this NPR and assessing its potential impact, but we expect we will need to raise additional long-term debt to satisfy these requirements.

Financial Performance Summary

The following tables in this MD&A compare financial data for the three months ended September 30, 2023 (the “current quarter”) to financial data for the three months ended June 30, 2023 (the “linked quarter”) and September 30, 2022 (the “prior year quarter”), and for the nine months ended September 30, 2023 (“current YTD”) to the nine months ended September 30, 2022 (“prior YTD”). In accordance with Item 303(c) of Regulation S-K, we focus on the linked quarter and prior YTD for the narrative discussion and analysis of our results of operations as we believe this provides investors and other users of our data with the most relevant information. We focus our discussion on our financial position by primarily comparing balances as of September 30, 2023 to December 31, 2022, while the tables also provide balances as of June 30, 2023.

Our results of operations include SVB beginning on the SVBB Acquisition Date, and therefore, comparisons to the prior year quarter and prior YTD will highlight the impact of including SVB. Financial position balances as of September 30, 2023 and June 30, 2023 include the assets acquired and liabilities assumed in the SVBB Acquisition.

The following table summarizes BancShares’ results in accordance with GAAP, unless otherwise noted. Refer to the section entitled “Non-GAAP Financial Measurements” at the end of this MD&A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.
Table 1
Selected Quarterly Data

dollars in millions, except share data	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
SUMMARY OF OPERATIONS
Interest income	$3,110	$2,953	$906	$7,274	$2,373
Interest expense	1,120	992	111	2,473	229
Net interest income	1,990	1,961	795	4,801	2,144
Provision for credit losses	192	151	60	1,126	566
Net interest income after provision for credit losses	1,798	1,810	735	3,675	1,578
Noninterest income	615	658	433	11,532	1,707
Noninterest expense	1,416	1,572	760	3,843	2,315
Income before income taxes	997	896	408	11,364	970
Income tax (benefit) expense	245	214	93	412	129
Net income	752	682	315	10,952	841
Preferred stock dividends	15	15	12	44	36
Net income available to common stockholders	$737	$667	$303	$10,908	$805

PER COMMON SHARE DATA
Average diluted common shares	14,539,133	14,537,938	15,727,993	14,539,383	15,867,314
Earnings per common share (diluted)	$50.67	$45.87	$19.25	$750.19	$50.70

KEY PERFORMANCE METRICS
Return on average assets (ROA)	1.41%	1.31%	1.16%	7.81%	1.04%
Net interest margin (NIM) (1)	4.07	4.10	3.42	3.94	3.08

SELECTED QUARTERLY AVERAGE BALANCES
Investment securities	$24,388	$19,806	$19,119	$21,222	$19,264
Total loans and leases (2)	133,248	134,696	68,822	114,496	66,885
Operating lease equipment, net	8,617	8,405	7,981	8,421	7,960
Total assets	211,994	209,309	107,969	187,429	108,625
Total deposits	144,043	137,438	88,422	125,290	90,209
Total stockholders’ equity	20,116	19,521	10,499	17,002	10,497

SELECTED QUARTER-END BALANCES
Investment securities	$26,818	$22,171	$18,841
Total loans and leases	133,202	133,015	69,790
Operating lease equipment, net	8,661	8,531	7,984
Total assets	213,765	209,502	109,310
Total deposits	146,233	141,164	87,553
Total stockholders’ equity	20,389	19,771	9,833
Loan to deposit ratio	91.09%	94.23%	79.71%
Noninterest-bearing deposits to total deposits	29.50	31.56	30.37

CAPITAL RATIOS
Common equity Tier 1	13.24%	13.38%	13.46%
Tier 1 risk-based capital	13.83	14.00	11.36
Total risk-based capital	15.64	15.84	10.37
Tier 1 leverage	9.73	9.50	9.31

ASSET QUALITY
Ratio of nonaccrual loans to total loans	0.68%	0.70%	0.65%
Allowance for loan and lease losses to loans ratio	1.26	1.23	1.26
Net charge off ratio	0.53	0.47	0.10	0.45	0.11
(1)     The rate presented is calculated net of credit balances of factoring clients.
(2)     Average loan balances include held for sale and non-accrual loans.

Third Quarter Income Statement Highlights
•Net income for the current quarter was $752 million, an increase of $70 million or 10% from $682 million for the linked quarter. Net income available to common stockholders for the current quarter was $737 million, an increase of $70 million or 11% from $667 million for the linked quarter. The increases were primarily related to lower noninterest expenses, which offset higher provision for credit losses. Net interest income improved and included purchase accounting accretion for loans of $275 million compared to $243 million in the linked quarter. Net income per diluted common share for the current quarter was $50.67, an increase from $45.87 for the linked quarter.
•The current quarter included the following select items:
◦an increase of $12 million (net of tax) in the preliminary gain on acquisition for Measurement Period adjustments,
◦a pre-tax loss of $12 million, primarily on the sale of municipal bonds acquired in the SVBB Acquisition, and
◦acquisition-related expenses of $121 million.
•The linked quarter included the following select items:
◦an increase of $55 million (net of tax) in the preliminary gain on acquisition for Measurement Period adjustments, and
◦acquisition-related expenses of $205 million.
•Return on average assets for the current quarter was 1.41% compared to 1.31% for the linked quarter.
•Net interest income (“NII”) for the current quarter was $1.99 billion, an increase of $29 million or 2% from $1.96 billion for the linked quarter. This increase included higher interest income on loans, including a $32 million increase in purchase accounting accretion, higher yield and loan growth in General Banking and Commercial Banking, and an increase in interest on investment securities, which were partially offset by higher costs for deposits.
•Net interest margin (“NIM”) for the current quarter was 4.07%, a decrease of 3 bp from 4.10% for the linked quarter.
•Provision for credit losses for the current quarter was $192 million, an increase of $41 million or 27% from $151 million for the linked quarter. The increase reflected deterioration in macroeconomic factors and higher net charge-offs in the current quarter, as further discussed in the “Allowance for Loan and Lease Losses (“ALLL”) section of this MD&A.
•Noninterest income for the current quarter was $615 million, a decrease of $43 million or 7% from $658 million for the linked quarter. The decrease reflects the lower adjustment to the preliminary gain on acquisition of $12 million compared to $55 million in the linked quarter. The $12 million realized loss from the sale of the municipal bond portfolio acquired in the SVBB Acquisition was offset by increases of $10 million in rental income on operating lease equipment and $2 million in fee income and other service charges.
•Noninterest expense for the current quarter was $1.42 billion, a decrease of $156 million or 10% from $1.57 billion for the linked quarter. The decrease was largely related to lower acquisition-related costs, salaries and benefits, and equipment costs, partially offset by higher FDIC insurance expense.

Year to Date Income Statement Highlights
•Net income for the current YTD was $10.95 billion, an increase of $10.11 billion from $841 million for the prior YTD. Net income available to common stockholders for the current YTD was $10.91 billion, an increase of $10.10 billion from $805 million for the prior YTD. The increases were primarily related to the preliminary gain on the SVBB Acquisition, which was $9.46 billion higher than the gain on our merger with CIT Group Inc. (“CIT Merger”), and higher NII. The increases were partially offset by the provision for non-purchased credit deteriorated (“Non-PCD”) loans and leases and off-balance sheet credit exposures acquired in the SVBB Acquisition (collectively, the “day 2 provision for credit losses”), which were $203 million higher in the SVBB Acquisition compared to the CIT Merger, and higher noninterest expenses and income tax expense. Net income per diluted common share for the current YTD was $750.19, an increase from $50.70 for the prior YTD.
•The current YTD included the following select items:
◦a preliminary after tax gain on acquisition of $9.89 billion for the SVBB Acquisition,
◦a pre-tax loss of $12 million, primarily on the sale of municipal bonds acquired in the SVBB Acquisition,
◦day 2 provision for credit losses of $716 million for the SVBB Acquisition, and
◦acquisition-related expenses of $354 million.
•The prior YTD included the following select items:
◦a gain on acquisition of $431 million for the CIT Merger,
◦day 2 provision for credit losses of $513 million for the CIT Merger,
◦acquisition-related expenses of $202 million, and

◦a reduction in other noninterest expense of $27 million for the termination of certain legacy CIT retiree benefits, reflecting amounts previously accrued.
•Return on average assets for the current YTD was 7.81% compared to 1.04% for the prior YTD. The increase was related to the increases in net income described above, partially offset by the increases in average assets, primarily from the SVBB Acquisition.
•NII for the current YTD was $4.80 billion, an increase of $2.66 billion or 124% from $2.14 billion for the prior YTD. This increase was primarily related to the loans and interest-earning deposits at banks acquired in the SVBB Acquisition, higher purchase accounting accretion, higher interest income from organic loan growth, and higher yields from multiple interest rate increases since September 30, 2022. The increases in interest income were partially offset by interest expense for the Purchase Money Note, higher rates on deposits and debt, inclusion of SVB deposits, and deposit growth in the Direct Bank.
•NIM for the current YTD was 3.94%, an increase of 86 bps compared to 3.08% for the prior YTD. The increase in NIM was related to the increases in NII discussed above.
•Provision for credit losses for the current YTD was $1.13 billion, an increase of $560 million or 99% from $566 million for the prior YTD. The increase was primarily related to the day 2 provision for credit losses, which were $203 million higher in the SVBB Acquisition compared to the CIT Merger, higher loan and lease balances, and increases to the provision for loans and leases as a result of higher current YTD net charge-offs, as further discussed in the ALLL section of this MD&A.
•Noninterest income for the current YTD was $11.53 billion, an increase of $9.83 billion from $1.71 billion for the prior YTD. The increase was primarily related to the higher preliminary gain on acquisition as previously discussed. Increases in client investment fees, international fees, and fee income and other service charges were primarily a result of the SVBB Acquisition. Service charges on deposit accounts also increased, mainly from continued deposit growth.
•Noninterest expense for the current YTD was $3.84 billion, an increase of $1.53 billion or 66% from $2.32 billion for the prior YTD. The increase was primarily related to higher salary and benefit costs, acquisition-related costs and equipment costs resulting from the SVBB Acquisition.

Refer to the “Results of Operations” section of this MD&A for further discussion.

Balance Sheet Highlights
•Total loans and leases at September 30, 2023 were $133.20 billion, an increase of $62.42 billion or 88% from $70.78 billion at December 31, 2022 and an increase of $187 million from $133.02 billion at June 30, 2023. The increase from December 31, 2022 was primarily related to SVB loans of $56.86 billion as of September 30, 2023 and organic loan growth in the General and Commercial Banking segments. SVB loans declined by $1.94 billion from June 30, 2023, mostly concentrated in the Global Fund Banking portfolio, offset by growth of $1.10 billion in the General Banking segment in business and commercial loans and broad-based growth of $1.05 billion in the Commercial Bank in various industry verticals.
•Total investment securities at September 30, 2023 were $26.82 billion, an increase of $7.45 billion or 39% from $19.37 billion at December 31, 2022 and an increase of $4.65 billion from $22.17 billion at June 30, 2023. The increases were primarily due to purchases of short-duration U.S. Treasuries and U.S. agency mortgage-backed investment securities available for sale.
•Total deposits at September 30, 2023 were $146.23 billion, an increase of $56.83 billion or 64% from $89.41 billion at December 31, 2022 and $5.07 billion or 4% from $141.16 billion at June 30, 2023. The increase from December 31, 2022 included $39.97 billion of SVB deposits as of September 30, 2023 and solid deposit growth in our Direct Bank. The $5.07 billion increase from June 30, 2023 was mostly due to an increase of $5.70 billion in the General Banking segment, which includes the Direct Bank. Deposits in the Silicon Valley Banking segment totaled $39.97 billion at September 30, 2023 compared to $40.86 billion at June 30, 2023. See discussion below regarding deposits.
•Total borrowings at September 30, 2023 were $37.71 billion, an increase of $31.07 billion from $6.65 billion at December 31, 2022 and a decrease of $2.43 billion or 6.0% from $40.14 billion at June 30, 2023. The increase from December 31, 2022 was primarily due to the Purchase Money Note of $35.83 billion as of September 30, 2023 payable to the FDIC related to the SVBB Acquisition as further discussed in Note 2—Business Combinations. The decrease from June 30, 2023 reflected repayments of FHLB borrowings.
•At September 30, 2023, BancShares remained well capitalized with a total risk-based capital ratio of 15.64%, a Tier 1 risk-based capital ratio of 13.83%, a common equity Tier 1 ratio of 13.24% and a Tier 1 leverage ratio of 9.73%.

Funding, Liquidity and Capital Overview

Deposit Composition
We fund our business primarily through deposits. Deposits represent approximately 80% of total funding at September 30, 2023. The following table summarizes the composition, average size and uninsured percentages of our deposits.

Table 2
Select Deposit Data

	Deposits as of September 30, 2023
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Banking segment	$101,021	$38	24%
Commercial Banking segment	3,370	285	87
SVB segment	39,970	314	72
Other business segments	1,872	n/m	6
Total	$146,233	53	38

The General Banking segment includes deposits from our branch network, which deploys a relationship-based approach to deposit gathering. The remaining deposits in the General Banking segment are primarily related to the Direct Bank, which enables us to increase deposits to meet the needs of our business, albeit at a higher incremental cost compared to the branch network. The Commercial Banking segment includes deposits of commercial customers, and the SVB segment includes deposits related to the SVBB Acquisition. Other business segments primarily include brokered deposits of $1.86 billion in the Corporate segment, and the remaining $12 million relates to the Rail segment.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured data represents the percentage of deposits in the respective business segments. At September 30, 2023, total uninsured deposits were approximately $55.77 billion or 38% of total deposits. The increase in uninsured deposits from $29.13 billion or 33% of total deposits at December 31, 2022 was due to deposits in the SVB segment, which have higher average customer balances.

Deposit Trends
Table 3
Deposit Trends

(dollars in millions)	Deposit Balance
						Acquisition Date
	September 30, 2023	June 30, 2023	April 28, 2023	April 14, 2023	March 31, 2023	March 27, 2023	December 31, 2022
SVB segment	$39,970	$40,860	$41,425	$41,336	$49,259	$56,014	$—
General Banking, Commercial Banking, Rail and Corporate segments	106,263	100,304	92,447	92,149	90,791	—	89,408
Total deposits	$146,233	$141,164	$133,872	$133,485	$140,050		$89,408

SVB deposits declined from $56.01 billion at the SVBB Acquisition Date to $49.26 billion at March 31, 2023, primarily due to uncertainty in the banking industry. SVB deposits further declined to $39.97 billion at September 30, 2023. As shown in the table above, SVB deposits began to stabilize early during the second quarter. The table above also indicates that aggregate deposits for the General Banking, Commercial Banking, Rail and Corporate segments increased during 2023, primarily from deposit growth in the Direct Bank, which is included in the General Banking segment.

Liquidity Position
We strive to maintain a strong liquidity position, and our risk appetite for liquidity is low. At September 30, 2023, liquidity metrics remained strong as we had $57.02 billion in liquid assets consisting of $35.90 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve Bank) and $21.12 billion in high-quality liquid securities. We have unused borrowing capacity with the FHLB and Federal Reserve Bank of $13.53 billion and $4.99 billion, respectively. Further, in conjunction with the SVBB Acquisition, we entered into binding terms and conditions for a five year, up to $70.00 billion line of credit with the FDIC. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Investment Securities Duration
At September 30, 2023, our investment securities portfolio primarily consisted of debt securities available for sale and debt securities held to maturity as summarized below. The duration of our investment securities is approximately 3.1 years. The investment securities available for sale portfolio has an average duration of 2.3 years and the held to maturity portfolio has an average duration of 4.8 years. Refer to the “Interest-earning Assets - Investment securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	September 30, 2023
	Composition(1)	Amortized cost	Fair value	Fair value to cost
Total investment securities available for sale	66.8%	$17,836	$16,661	93.4%
Total investment securities held to maturity	32.9	10,082	8,152	80.9
Investment in marketable equity securities	0.3	75	75	100.0
Total investment securities	100%	$27,993	$24,888
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
Our capital position remains strong, and all regulatory capital ratios for BancShares and FCB significantly exceed the Prompt Corrective Action (“PCA”) well-capitalized thresholds and Basel III Requirements as further discussed in the “Capital” section of this MD&A and Note 17—Regulatory Capital.

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
•Tax equivalent net interest income was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Rates

dollars in millions	Three Months Ended
	September 30, 2023			June 30, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$131,926	$2,426	7.29%	$133,407	$2,353	7.07%	$(19)	$92	$73
Investment securities	24,388	177	2.90	19,806	117	2.36	31	29	60
Securities purchased under agreements to resell	223	3	5.28	191	3	4.92	—	—	—
Interest-earning deposits at banks	37,456	504	5.34	38,014	480	5.07	(6)	30	24
Total interest-earning assets (2)	$193,993	$3,110	6.36%	$191,418	$2,953	6.18%	$6	$151	$157

Operating lease equipment, net	$8,617			$8,405
Cash and due from banks	911			1,161
Allowance for loan and lease losses	(1,714)			(1,600)
All other noninterest-earning assets	10,187			9,925
Total assets	$211,994			$209,309

Interest-bearing deposits
Checking with interest	$24,600	$134	2.10%	$24,164	$118	1.92%	$3	$13	$16
Money Market	29,684	179	2.40	29,066	148	2.04	3	28	31
Savings	29,988	303	4.01	21,979	188	3.44	79	36	115
Time deposits	16,686	153	3.64	14,958	121	3.24	15	17	32
Total interest-bearing deposits	100,958	769	3.02	90,167	575	2.56	100	94	194
Borrowings:
Securities sold under customer repurchase agreements	454	—	0.35	456	1	0.31	(1)	—	(1)
ST FHLB Borrowings	—	—	—	110	1	5.17	(1)	—	(1)
Short-term borrowings	454	—	0.35	566	2	1.26	(2)	—	(2)
Federal Home Loan Bank borrowings	444	6	5.47	5,558	74	5.35	(70)	2	(68)
Senior unsecured borrowings	382	2	2.46	798	4	2.11	(3)	1	(2)
Subordinated debt	1,042	10	3.65	1,045	10	3.59	—	—	—
Other borrowings	35,831	333	3.68	35,168	327	3.74	9	(3)	6
Long-term borrowings	37,699	351	3.69	42,569	415	3.91	(64)	—	(64)
Total borrowings	38,153	351	3.65	43,135	417	3.88	(66)	—	(66)
Total interest-bearing liabilities	$139,111	$1,120	3.19%	$133,302	$992	2.99%	$34	$94	$128

Noninterest-bearing deposits	$43,085			$47,271
Credit balances of factoring clients	1,209			1,168
Other noninterest-bearing liabilities	8,473			8,047
Stockholders' equity	20,116			19,521
Total liabilities and stockholders’ equity	$211,994			$209,309

Interest rate spread (2)			3.17%			3.19%
Net interest income and net yield on interest-earning assets (2)		$1,990	4.07%		$1,961	4.10%
(1)     Loans and leases include non-PCD and PCD loans, nonaccrual loans and held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of credit balances of factoring clients.

Current quarter compared to linked quarter
•NII for the current quarter was $1.99 billion, an increase of $29 million or 2% from $1.96 billion for the linked quarter. This increase included higher average investment securities, higher yields on loans and investment securities, and higher purchase accounting accretion for loans, all of which resulted in higher interest income on our interest-earning assets. The increase in interest income was partially offset by higher costs for deposits.
◦Interest income earned on loans and leases for the current quarter was $2.43 billion, an increase of $73 million or 3% from $2.35 billion for the linked quarter. The increase was primarily due a $32 million increase in purchase accounting accretion for loans, reflecting acceleration due to loan repayments in the SVB portfolio and higher yields on loans. The decline in average loans reflected the noted repayments in the SVB portfolio, partially offset by loan growth in the General Bank and Commercial Bank portfolios. At September 30, 2023, period end loans and leases were up slightly compared to June 30, 2023.
◦Interest income earned on investment securities for the current quarter was $177 million, an increase of $60 million or 52% from $117 million for the linked quarter. The increase was a result of a higher average balance due to purchases of short duration U.S. Treasuries and agency mortgage-backed securities and a higher yield.
◦Interest income earned on securities purchased under agreements to resell was $3 million, essentially unchanged from the linked quarter.
◦Interest income earned on interest-earning deposits at banks for the current quarter was $504 million, an increase of $24 million or 5% from $480 million for the linked quarter, reflecting higher yields, which offset a lower average balance.
◦Interest expense on interest-bearing deposits for the current quarter was $769 million, an increase of $194 million or 34% from $575 million for the linked quarter, primarily reflecting higher deposit rates as we remain competitively priced, and higher average balances of deposits in our Direct Bank.
◦Interest expense on borrowings for the current quarter was $351 million, a decrease of $66 million or 16% from $417 million for the linked quarter, primarily due to lower average FHLB borrowings as these were repaid during the quarter. Refer to the “Interest-Bearing Liabilities – Borrowings” section in this MD&A for further discussion of FHLB borrowings.
•NIM for the current quarter was 4.07%, a decrease of 3 bp from 4.10% for the linked quarter. The modest decline in NIM during the quarter was due to higher deposit balances as well as a higher rate paid and lower average loans, partially offset by higher yields on investments and loans and the repayment of FHLB borrowings.
•Average interest-earning assets for the current quarter were $193.99 billion, an increase of $2.58 billion or 1% from $191.42 billion for the linked quarter, reflecting higher average investment securities.
•Average interest-bearing liabilities for the current quarter were $139.11 billion, an increase of $5.81 billion or 4% from $133.30 billion for the linked quarter, reflecting higher average balances for deposits. The average rate on interest-bearing liabilities for the current quarter was 3.19%, an increase of 20 bps from 2.99% for the linked quarter, reflecting the higher interest rate environment.

Table 6
Average Balances and Rates

dollars in millions	Three Months Ended
	September 30, 2023			September 30, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$131,926	$2,426	7.29%	$67,413	$785	4.63%	$1,016	$625	$1,641
Investment securities	24,388	177	2.90	19,119	90	1.88	29	58	87
Securities purchased under agreements to resell	223	3	5.28	—	—	—	3	—	3
Interest-earning deposits at banks	37,456	504	5.34	5,685	31	2.17	375	98	473
Total interest-earning assets (2)	$193,993	$3,110	6.36%	$92,217	$906	3.90%	$1,423	$781	$2,204

Operating lease equipment, net	$8,617			$7,981
Cash and due from banks	911			489
Allowance for loan and lease losses	(1,714)			(851)
All other noninterest-earning assets	10,187			8,133
Total assets	$211,994			$107,969

Interest-bearing deposits
Checking with interest	$24,600	$134	2.10%	$16,160	$7	0.14%	$6	$121	$127
Money Market	29,684	179	2.40	22,993	32	0.55	11	136	147
Savings	29,988	303	4.01	13,956	28	0.78	59	216	275
Time deposits	16,686	153	3.64	8,436	11	0.54	21	121	142
Total interest-bearing deposits	100,958	769	3.02	61,545	78	0.50	97	594	691
Borrowings:
Securities sold under customer repurchase agreements	454	—	0.35	617	1	0.16	(1)	—	(1)
ST FHLB Borrowings	—	—	—	1,188	8	2.60	(8)	—	(8)
Short-term borrowings	454	—	0.35	1,805	9	1.77	(9)	—	(9)
Federal Home Loan Bank borrowings	444	6	5.47	1,784	11	2.48	(12)	7	(5)
Senior unsecured borrowings	382	2	2.46	898	5	2.05	(4)	1	(3)
Subordinated debt	1,042	10	3.65	1,054	8	3.21	1	1	2
Other borrowings	35,831	333	3.68	67	—	4.47	333	—	333
Long-term borrowings	37,699	351	3.69	3,803	24	2.62	318	9	327
Total borrowings	38,153	351	3.65	5,608	33	2.34	309	9	318
Total interest-bearing liabilities	$139,111	$1,120	3.19%	$67,153	$111	0.66%	$406	$603	$1,009

Noninterest-bearing deposits	$43,085			$26,877
Credit balances of factoring clients	1,209			1,089
Other noninterest-bearing liabilities	8,473			2,351
Stockholders' equity	20,116			10,499
Total liabilities and stockholders’ equity	$211,994			$107,969

Interest rate spread (2)			3.17%			3.24%
Net interest income and net yield on interest-earning assets (2)		$1,990	4.07%		$795	3.42%
(1), (2) See footnotes to Table 5 – Average Balances and Rates.

dollars in millions	Nine Months Ended
	September 30, 2023			September 30, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$113,189	$5,796	6.84%	$65,411	$2,061	4.21%	$2,013	$1,722	$3,735
Investment securities	21,222	401	2.52	19,264	262	1.81	28	111	139
Securities purchased under agreements to resell	139	6	5.12	—	—	—	6	—	6
Interest-earning deposits at banks	27,794	1,071	5.15	8,242	50	0.81	315	706	1,021
Total interest-earning assets (2)	$162,344	$7,274	5.98%	$92,917	$2,373	3.41%	$2,362	$2,539	$4,901

Operating lease equipment, net	$8,421			$7,960
Cash and due from banks	891			517
Allowance for loan and lease losses	(1,420)			(871)
All other noninterest-earning assets	17,193			8,102
Total assets	$187,429			$108,625

Interest-bearing deposits
Checking with interest	$21,783	$274	1.63%	$16,437	$16	0.11%	$8	$250	$258
Money Market	26,686	407	2.04	24,875	65	0.35	5	337	342
Savings	23,208	601	3.46	13,640	48	0.47	54	499	553
Time deposits	14,606	350	3.20	9,004	30	0.45	29	291	320
Total interest-bearing deposits	86,283	1,632	2.53	63,956	159	0.33	96	1,377	1,473
Borrowings:
Securities sold under customer repurchase agreements	455	1	0.32	615	1	0.16	(1)	1	—
ST FHLB Borrowings	145	5	4.79	400	8	2.60	(7)	4	(3)
Short-term borrowings	600	6	1.40	1,015	9	1.12	(8)	5	(3)
Federal Home Loan Bank borrowings	3,084	120	5.22	941	15	2.10	63	42	105
Senior unsecured borrowings	686	11	2.16	1,497	21	1.85	(13)	3	(10)
Subordinated debt	1,045	29	3.59	1,057	24	3.07	1	4	5
Other borrowings	24,450	675	3.69	79	1	2.87	673	1	674
Long-term borrowings	29,265	835	3.81	3,574	61	2.30	724	50	774
Total borrowings	29,865	841	3.76	4,589	70	2.04	716	55	771
Total interest-bearing liabilities	$116,148	$2,473	2.85%	$68,545	$229	0.45%	$812	$1,432	$2,244

Noninterest-bearing deposits	$39,007			$26,253
Credit balances of factoring clients	1,129			1,146
Other noninterest-bearing liabilities	14,143			2,184
Stockholders' equity	17,002			10,497
Total liabilities and stockholders’ equity	$187,429			$108,625

Interest rate spread (2)			3.13%			2.96%
Net interest income and net yield on interest-earning assets (2)		$4,801	3.94%		$2,144	3.08%
(1), (2) See footnotes to Table 5 – Average Balances and Rates.

Year to Date 2023 compared to 2022
•NII for the current YTD was $4.80 billion, an increase of $2.66 billion or 124% from $2.14 billion for the prior YTD. As discussed below, this increase was primarily due to the SVBB Acquisition as well as the higher rate environment.
◦Interest income earned on loans and leases for the current YTD was $5.80 billion, an increase of $3.74 billion or 181% from $2.06 billion for the prior YTD. The increase was balanced between the impact of the average loan balance increase and the rising interest rate environment. The average loan balance increase reflected the SVBB Acquisition and loan growth in the General and Commercial Banking segments. The higher yield was due to multiple interest rate increases since last year. In addition, purchase accounting accretion was higher in the current YTD.
◦Interest income earned on investment securities for the current YTD was $401 million, an increase of $139 million or 53% from $262 million for the prior YTD. The increase was primarily due to higher reinvestment rates.

◦Interest income earned on securities purchased under agreements to resell was $6 million.
◦Interest income earned on interest-earning deposits at banks for the current YTD was $1.07 billion, an increase of $1.02 billion from $50 million for the prior YTD. Even though the average balance was up substantially, the increase primarily reflected a higher Fed Funds rate. The higher average balance reflected the impact of the SVBB Acquisition.
◦Interest expense on interest-bearing deposits for the current YTD was $1.63 billion, an increase of $1.47 billion from $159 million for the prior YTD, reflecting higher deposit rates across all our product lines as we maintained competitive rates offered to customers, and higher average balances from the SVBB Acquisition and organic growth, mainly in higher-cost savings and time deposits.
◦Interest expense on borrowings for the current YTD was $841 million, an increase of $771 million from $70 million for the prior YTD, primarily due to the impact of the Purchase Money Note related to the SVBB Acquisition and higher average FHLB borrowings. In March we increased FHLB borrowings to improve liquidity in light of market conditions that led to bank failures. We repaid all outstanding advances in the second and third quarters as we continuously rebalanced our funding profile to match our funding needs. Refer to the “Interest-Bearing Liabilities – Borrowings” section in this MD&A for further discussion of FHLB borrowings.
•NIM for the current YTD was 3.94%, an increase of 86 bps from 3.08% for the prior YTD. The benefit of the rising interest rate environment on our interest-earning assets exceeded the impacts of higher rates paid on interest-bearing deposits and borrowings.
•Average interest-earning assets for the current YTD were $162.34 billion, an increase of $69.43 billion or 75% from $92.92 billion for the prior YTD, primarily reflecting increases in average loans and leases and interest-earning deposits at banks of $47.78 billion and $19.55 billion, respectively.
•Average interest-bearing liabilities for the current YTD were $116.15 billion, an increase of $47.60 billion or 69% from $68.55 billion for the prior YTD, reflecting higher average balances for both deposits and borrowings. The average rate paid on interest-bearing liabilities for the current YTD was 2.85%, an increase of 240 bps from 0.45% for the prior YTD, reflecting the higher interest rate environment and the weighting of the Purchase Money Note.

The following table details the average interest earning assets by category:

Table 7
Average Interest-earning Asset Mix

	% of Total Interest-earning Assets
	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loans and leases	68%	70%	73%	70%	70%
Investment securities	13	10	21	13	21
Interest-earning deposits at banks	19	20	6	17	9
Total interest earning assets	100%	100%	100%	100%	100%

The following table shows our average funding mix:

Table 8
Average Funding Mix

	% of Total Interest-bearing Liabilities
	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total interest-bearing deposits	73%	68%	92%	75%	93%
Securities sold under customer repurchase agreements	—	—	3	—	1
Other short-term borrowings	—	—	—	—	1
Long-term borrowings	27	32	5	25	5
Total interest-bearing liabilities	100%	100%	100%	100%	100%
The above average mix tables include SVB average balances for the entire current and linked quarters and since the acquisition on March 27, 2023 for the current YTD.

PROVISION FOR CREDIT LOSSES

As presented in the following table, the provision for credit losses for the current quarter was $192 million, an increase of $41 million or 27% from $151 million for the linked quarter. The $41 million increase was primarily due to an increase in the ALLL driven by deterioration in macroeconomic factors, credit quality, and higher net charge-offs. Both the current quarter and linked quarter provision for credit losses include a benefit for losses for off-balance sheet credit exposure of $17 million.

The provision for credit losses for the current YTD was $1.13 billion, an increase of $560 million or 99% from $566 million for the prior YTD. The provision for credit losses includes the day 2 provision for credit losses of $716 million related to the SVBB Acquisition, which included $462 million for acquired loans and leases (the “day 2 provision for loans and leases”) and $254 million for acquired off-balance sheet credit exposures (the “day 2 provision for off-balance sheet credit exposure”). The day 2 provision for credit losses were higher for the SVBB Acquisition in the current YTD than for the CIT Merger in the prior YTD. The remaining increases are due to the reasons discussed above.

The ALLL is further discussed in the “Critical Accounting Estimates” and “Credit Risk Management – Credit Risk – Allowance for Loan and Lease Losses” sections of this MD&A and in Note 5—Allowance for Loan and Lease Losses.

Table 9
Provision for Credit Losses

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Day 2 provision for loan and lease losses	$—	$—	$—	$462	$454
Provision for loan and lease losses	212	169	50	452	33
Total provision for loan and lease losses	212	169	50	914	487
Day 2 provision for off-balance sheet credit exposure	—	—	—	254	59
(Benefit) provision for off-balance sheet credit exposure	(17)	(17)	10	(42)	20
Total (benefit) provision for off-balance sheet credit exposure	(17)	(17)	10	212	79
Benefit for investment securities available for sale credit losses	(3)	(1)	—	—	—
Provision for credit losses	$192	$151	$60	$1,126	$566

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

The 2023 periods include noninterest income related to the SVBB Acquisition, which was completed on March 27, 2023. We added client investment and international fees as new categories of noninterest income as a result of the SVBB Acquisition. Client investment fees are earned from discretionary investment management services for managing clients’ portfolios based on their investment policies, strategies and objectives. International fees primarily include foreign exchange fees that represent the income differential between purchases and sales of foreign currency on behalf of our clients, primarily from spot contracts. The remaining noninterest income from SVB was aligned into pre-existing categories and primarily included items such as fee income and other service charges, wealth management services, service charges on deposit accounts, and other noninterest income.

Table 10
Noninterest Income

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Rental income on operating lease equipment	$248	$238	$219	$719	$640
Other noninterest income:
Fee income and other service charges	70	68	41	185	112
Client investment fees	52	52	—	106	—
Wealth management services	49	51	35	140	107
International fees	34	33	3	71	7
Service charges on deposit accounts	44	44	21	112	76
Factoring commissions	21	20	24	60	78
Cardholder services, net	41	41	25	103	76
Merchant services, net	12	14	8	36	27
Insurance commissions	13	14	11	40	34
Realized loss on sale of investment securities available for sale, net	(12)	—	—	(26)	—
Fair value adjustment on marketable equity securities, net	(1)	(10)	(2)	(20)	(5)
Bank-owned life insurance	1	2	8	8	25
Gain on sale of leasing equipment, net	10	4	2	18	13
Gain on acquisition	12	55	—	9,891	431
Gain on extinguishment of debt	—	—	1	—	7
Other noninterest income	21	32	37	89	79
Total other noninterest income	367	420	214	10,813	1,067
Total noninterest income	$615	$658	$433	$11,532	$1,707
Rental Income on Operating Lease Equipment
Rental income from equipment we lease was $248 million for the current quarter, an increase of $10 million or 4% from $238 million for the linked quarter. Rental income from equipment we lease was $719 million for the current YTD, an increase of $79 million or 12% from $640 million for the prior YTD. Both current year periods benefited from growth in assets as well as higher re-pricing and strong utilization rates. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the current quarter was $367 million, a decrease of $53 million or 13% from $420 million for the linked quarter. The decrease mostly reflects a lower preliminary gain on acquisition. The remaining changes in other noninterest income compared to the linked quarter reflect increases and decreases among various noninterest income accounts, with the main items described as follows:
•The realized loss on sale of investment securities available for sale was primarily associated with our strategic decision to sell the municipal bonds acquired in the SVBB Acquisition.
•The current and linked quarters include additional preliminary gains on acquisition of $12 million and $55 million, respectively, due to Measurement Period adjustments as discussed in the “Executive Overview – Significant Events in 2023” section of this MD&A.
•Other noninterest income consisted of items such as derivative gains and losses, gains or losses on sales of other assets including OREO, fixed assets and loans. The decrease in other noninterest income reflected lower derivative income.

Other noninterest income for the current YTD was $10.81 billion, an increase of $9.74 billion from $1.07 billion for the prior YTD. The increase was primarily due to the preliminary gain on the SVBB Acquisition. The remaining changes compared to the prior YTD reflect increases and decreases among various noninterest income accounts and generally trend as described above, with the following additional comments:
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $73 million, primarily reflecting higher fees for lines and letters of credit due to the additional SVBB Acquisition activity and higher capital markets fees.

•Client investment fees, a revenue stream added with the SVBB Acquisition, consist of fees that are earned for managing off-balance sheet client funds. Refer to the description above and in Note 1—Significant Accounting Policies and Basis of Presentation.
•Wealth management services increased by $33 million due to additional client and services acquired in the SVBB Acquisition activity and higher assets under management.
•International fees, a revenue stream added with the SVBB Acquisition, relate to commissions on customer foreign currency transactions. Refer to the description above and in Note 1—Significant Accounting Policies and Basis of Presentation.
•Service charges on deposit accounts increased by $36 million, primarily reflecting additional income from the SVBB Acquisition.
•Factoring commissions decreased $18 million, reflecting lower factoring volumes and surcharges.
•Cardholder services increased by $27 million, primarily reflecting additional income from the SVBB Acquisition.
•Fair value adjustments on marketable equity securities reflect changes in market prices of underlying portfolio investments.
•The realized loss on sale of investment securities available for sale was due to the noted sale in the current quarter of municipal bonds along with the sale of a single corporate bond of a distressed entity in the first half of the year.
•BOLI income was down, reflecting our decision in 2022 to terminate a significant portion of the contracts.
•Other noninterest income consisted of items such as derivative gains and losses, gain on sales of other assets including OREO, fixed assets and loans, and non-marketable securities. Other noninterest income increased by $10 million, primarily due to higher derivative income.

NONINTEREST EXPENSE

The 2023 periods include noninterest expenses related to the SVBB Acquisition, which was completed on March 27, 2023. Noninterest expenses from SVB were aligned into pre-existing operating expense categories with salaries and benefits and acquisition-related expenses impacted the most.

Table 11
Noninterest Expense

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Depreciation on operating lease equipment	$95	$91	$87	$275	$257
Maintenance and other operating lease expenses	51	56	52	163	142
Operating expenses:
Salaries and benefits	727	775	353	1,922	1,054
Net occupancy expense	65	64	47	179	143
Equipment expense	117	133	55	308	161
Professional fees	12	21	11	44	34
Third-party processing fees	54	54	27	138	77
FDIC insurance expense	36	22	5	76	26
Marketing expense	25	41	15	81	32
Acquisition-related expenses	121	205	33	354	202
Intangible asset amortization	17	18	5	40	17
Other noninterest expense	96	92	70	263	170
Total operating expenses	1,270	1,425	621	3,405	1,916
Total noninterest expense	$1,416	$1,572	$760	$3,843	$2,315

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

Maintenance and Other Operating Lease Expenses
Rail provides railcars primarily pursuant to full-service lease contracts under which Rail, as lessor, is responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the current quarter were $51 million, down from $56 million in the linked quarter. Maintenance and other operating lease expenses for the current YTD were $163 million, an increase of $21 million or 15% from $142 million for the prior YTD. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Refer to the Rail discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and benefits and occupancy and equipment expenses. Operating expenses for the current quarter were $1.27 billion, a decrease of $155 million or 11% from $1.43 billion in the linked quarter.

The main components of the decrease in operating expenses for the current quarter compared to the linked quarter are summarized below:
•Salaries and benefits decreased by $48 million, reflecting lower headcount and lower benefit costs as certain payroll taxes reach the maximum limits.
•Equipment expense decreased $16 million as we continue to progress our cost savings initiatives associated with the SVBB Acquisition.
•Professional fees decreased $9 million, mostly reflecting lower costs associated with the SVBB Acquisition.
•FDIC insurance increased $14 million due to a higher assessment rate charged to financial institutions and higher deposit balances.
•Marketing costs decreased by $16 million, primarily reflecting the timing of our advertising related to marketing efforts for the Direct Bank to support deposit growth in the linked quarter.
•Acquisition-related expenses decreased $84 million, primarily due to lower severance and personnel costs related to the SVBB Acquisition.
•Other expenses consisted of other insurance and taxes (other than income tax), foreclosure, collection and other OREO-related expenses, consulting, telecommunications, and other miscellaneous expenses including travel, postage, supplies, and appraisal expense. Changes in these individual items were not material.

Operating expenses for the current YTD were $3.41 billion, an increase of $1.49 billion or 78% compared to $1.92 billion in the prior YTD. Operating expenses for the current YTD compared to the prior YTD increased primarily due to the SVBB Acquisition. In addition, refer to the “Executive Overview – Recent Economic and Industry Developments” section of this MD&A for a discussion regarding a potential special assessment proposed by the FDIC.

INCOME TAXES

Table 12
Income Tax Data

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income before income taxes	$997	$896	$408	$11,364	$970
Income tax (benefit) expense	$245	$214	$93	$412	$129
Effective tax rate	24.6%	23.9%	22.9%	3.6%	13.3%

The effective tax rate (“ETR”) was 24.6% for the current quarter, an increase from 23.9% for the linked quarter. The increase in the ETR was primarily related to the effects of the non-taxable nature of the preliminary gain on acquisition for the SVBB Acquisition in the linked quarter. The ETR was 3.6% for the current YTD compared to 13.3% in the prior YTD. The decrease in the ETR for the current YTD was primarily driven by the effects of the non-taxable nature of the preliminary gain on acquisition for the SVBB Acquisition.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the actual 2023 ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors. Refer to Note 19—Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Refer to Note 21—Business Segment Information for related disclosures on the segments and details on segment products and services. During the first quarter of 2023, we updated our segment disclosures to include SVB.

Results in our business segments reflect our funds transfer policy and allocation of expenses. Unallocated balances and, when applicable, certain select items are reflected in Corporate.

General Banking
The General Banking segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels, including the Direct Bank. We offer a full suite of deposit products, loans, cash management, wealth, and payments and various other fee-based services.

Table 13
General Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income	$625	$603	$495	$1,790	$1,400
Provision (benefit) for credit losses	7	30	2	48	(7)
Net interest income after provision for credit losses	618	573	493	1,742	1,407
Noninterest income	125	120	118	362	371
Noninterest expense	411	390	400	1,192	1,192
Income before income taxes	332	303	211	912	586
Income tax expense	91	73	55	228	143
Net income	$241	$230	$156	$684	$443
Select Period End Balances
Loans and leases	$46,077	$44,978	$41,693
Deposits	101,021	95,321	82,731

The increase in net income for the current quarter compared to the linked quarter was due to higher NII and lower provision for credit losses, partially offset by higher noninterest expense. NII increased, reflecting growth in the loan portfolio, which offset higher deposit costs. The provision for credit losses reflects a smaller ALLL build, partially offset by loan growth and deterioration in macroeconomic factors. Noninterest expense for the current quarter increased compared to the linked quarter and is discussed in the section entitled “Noninterest Expense” of this MD&A. Segment net income for the current YTD increased from the prior YTD, reflecting higher NII due to higher yields resulting from the increased rate environment and portfolio growth that outpaced rising deposit costs.

The increase in loans and leases during 2023 reflected continued demand through our branch network. Growth in the current quarter was primarily concentrated in commercial and business loans. Our consumer mortgage loans also increased, reflecting lower prepayments and originating loans that were held on-balance sheet, which offset lower origination activity due to the high rate environment.

Deposits include deposits from the branch network, Direct Bank and community association bank (“CAB”) channels. The increase in deposits during 2023 was primarily in our Direct Bank in products such as time and savings accounts, which partially offset decreases in checking and money market accounts. Refer to consolidated discussions in the sections entitled “Net Interest Income and Net Interest Margin” and “Balance Sheet Analysis—Deposits” of this MD&A for additional information.

Commercial Banking
The Commercial Banking segment provides a range of lending, leasing, capital markets, asset management, and other financial and advisory services, primarily to small and middle market companies in a wide range of industries.

Table 14
Commercial Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income	$249	$257	$230	$744	$641
Provision for credit losses	132	168	58	353	60
Net interest income after provision for credit losses	117	89	172	391	581
Noninterest income	139	138	133	420	376
Noninterest expense	205	200	186	615	555
Income before income taxes	51	27	119	196	402
Income tax expense	14	11	24	55	90
Net income	$37	$16	$95	$141	$312
Select Period End Balances
Loans and leases	$30,220	$29,170	$28,023
Deposits	3,370	3,066	3,682
Operating lease equipment, net	739	741	736

The increase in net income for the current quarter compared to the linked quarter was due to lower provision for credit losses, partially offset by lower NII. The provision for credit losses decrease was mainly due to a smaller ALLL build, partially offset by higher net charge-offs, loan growth and deterioration in macroeconomic factors. The reserve build remained focused in real estate finance and concentrated in the general office portfolio. NII decreased, primarily due to higher deposit costs that offset portfolio growth. Noninterest income and noninterest expense for the current quarter were essentially unchanged from the linked quarter and are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A. Noninterest expenses for this segment also include depreciation on operating lease equipment, which totaled $46 million for the current quarter and $44 million for the linked quarter. Current YTD depreciation totaled $133 million, an increase of $8 million from $125 million in the prior YTD. Segment net income for the current YTD decreased from the prior YTD, primarily reflecting the higher provision for credit losses due to loan growth and a reserve build as a result of higher charge-offs and unfavorable trends in certain macroeconomic variables, including the CRE Price Index. The reserve build was focused in real estate finance, concentrated in the general office portfolio, and commercial finance. The increase in provision for credit losses was partially offset by an increase in NII, reflecting portfolio growth, higher yields that offset higher interest costs, and higher noninterest income due to higher rental income on operating lease equipment, capital markets income and interest rate derivative income.

The increase in loans and leases during the current quarter reflected growth in a number of industry verticals, such as energy and healthcare along with the technology, media and telecommunication verticals, and a seasonal increase in factoring.

Silicon Valley Banking
The SVB segment products and services are provided to clients primarily in the healthcare and technology industries as well as private equity and venture capital firms. Financial solutions are provided to commercial clients through credit, treasury management, foreign exchange, trade finance, and other financial products and services.

Table 15
Silicon Valley Banking: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income	$635	$635	$—	$1,335	$—
Provision (benefit) for credit losses	56	(47)	—	9	—
Net interest income after benefit for credit losses	579	682	—	1,326	—
Noninterest income	151	169	—	334	—
Noninterest expense	514	592	—	1,139	—
Income before income taxes	216	259	—	521	—
Income tax expense	59	70	—	140	—
Net income	$157	$189	$—	$381	$—
Select Period End Balances
Loans and leases	$56,864	$58,803	$—
Deposits	39,970	40,860	—

Results of operations include activity of the SVBB Acquisition since March 27, 2023. The results exclude the preliminary gain on acquisition, day 2 provision for credit losses, purchase discount accretion, and acquisition-related expenses, all of which are included in the Corporate segment.

NII for the current quarter was unchanged from the linked quarter. The increase in the provision for credit losses for the current quarter was mostly due to the impact of charge-offs and deterioration in macroeconomic factors, partially offset by the decline in the acquired loan portfolio and lower unfunded commitments. Noninterest income includes various commercial banking products, primarily client investment fees and international fees. Noninterest expenses were mostly salary and benefits related costs.

Loans totaled $56.86 billion at September 30, 2023, $58.80 billion at June 30, 2023, and $68.47 billion at the SVBB Acquisition Date. The acquired balance reflected customers who had drawn on their lines of credit during the uncertainty in the banking industry in March. Most of the subsequent declines have been in Global Fund Banking loans. The declines include the run-off of certain foreign operations, lower new fundings due to impacts of the slowdown in the private equity and venture capital environment, and the impacts of prepayments.

Deposits declined from $56.01 billion at the SVBB Acquisition Date to $49.26 billion at March 31, 2023, primarily due to uncertainty in the banking industry. SVB deposits further declined to $39.97 billion at September 30, 2023, but began to stabilize early in the second quarter. For additional information on deposit trends refer to the “Funding, Liquidity and Capital Overview” discussion in the “Financial Performance Summary” section of this MD&A.

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

Table 16
Rail: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Rental income on operating leases	$190	$180	$165	$545	$485
Depreciation on operating lease equipment	49	47	44	142	132
Maintenance and other operating lease expenses	51	56	52	163	142
Adjusted rental income on operating lease equipment(1)	90	77	69	240	211
Interest expense, net	40	33	20	101	57
Other noninterest (expense) income	4	(2)	6	4	8
Operating expenses	16	18	15	52	47
Income before income taxes	38	24	40	91	115
Income tax expense	10	6	10	23	28
Net income	$28	$18	$30	$68	$87
Select Period End Balances
Operating lease equipment, net	$7,922	$7,790	$7,248
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. See the “Non-GAAP Financial Measures” section for a reconciliation from the GAAP measure (rental income on operating leases) to the non-GAAP measure (adjusted rental income on operating lease equipment).

Net income, rental income on operating leases, and adjusted rental income on operating lease equipment are utilized to measure the profitability of our Rail segment. Adjusted rental income on operating lease equipment reflects rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Net income, rental income on operating leases and adjusted rental income on operating leases for the current quarter were $28 million, $190 million, and $90 million, respectively, each increased from the linked quarter. Rental income on operating leases increased $10 million and adjusted rental income on operating leases for the current quarter increased $13 million compared to the linked quarter, largely as a result of higher rental income from the increased number of rail cars owned and leased, higher utilization and strong re-pricing. Railcar depreciation is recognized on a straight-line basis over the estimated useful life of the asset. Maintenance and other operating lease expenses reflect costs for railcars put back on lease. The increase in noninterest income reflects a net gain on sale of equipment. Segment net income for the current YTD decreased from the prior YTD, as the higher interest expense offset the higher adjusted rental income, which benefited from improved utilization, higher re-lease rates, and portfolio growth.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 138.0% of the average prior or expiring lease rate during the quarter. Our railcar utilization, including commitments to lease, was 98.7% at September 30, 2023.

Portfolio
Rail customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at September 30, 2023 consisted of approximately 122,500 railcars and locomotives. The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 17
Operating lease Railcar Portfolio by Type (units and net investment)

	September 30, 2023		June 30, 2023		December 31, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	44%	42%	44%	42%	43%	41%
Tank Cars	28	38	28	38	29	40
Mill/Coil Gondolas	8	7	8	7	8	6
Coal	8	1	8	1	8	1
Boxcars	6	6	6	6	6	6
Other	6	6	6	6	6	6
Total	100%	100%	100%	100%	100%	100%

Table 18
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	September 30, 2023		June 30, 2023		December 31, 2022
Manufacturing	$3,194	40%	$3,117	40%	$3,016	41%
Rail	1,940	25	1,960	25	1,981	27
Wholesale	1,202	15	1,171	15	1,101	15
Oil and gas extraction / services	605	8	596	8	552	7
Energy and utilities	232	3	235	3	242	3
Other	749	9	710	9	541	7
Total	$7,922	100%	$7,789	100%	$7,433	100%

Corporate
Certain items that are not allocated to operating segments are included in the Corporate segment. For descriptions of items not allocated, see Note 21—Business Segment Information.

Table 19
Corporate: Financial Data and Metrics

dollars in millions	Three Months Ended			Nine Months Ended
Earnings Summary	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income	$521	$499	$90	$1,033	$161
(Benefit) provision for credit losses	(3)	—	—	716	513
Net interest income (expense) after provision for credit losses	524	499	90	317	(352)
Noninterest income	6	53	12	9,867	467
Noninterest expense	170	269	64	540	248
Income (loss) before income taxes	360	283	38	9,644	(133)
Income tax expense (benefit)	71	54	4	(34)	(132)
Net income (loss)	$289	$229	$34	$9,678	$(1)

Net income for Corporate for the current quarter was up from the linked quarter due to lower noninterest expense and higher accretion on acquired loans. NII in the current and linked quarter benefited from accretion of $266 million and $233 million, respectively, for the loan purchase accounting adjustment related to the SVBB Acquisition. The benefit for credit losses reflects the reversal of the provision for credit losses for investment securities available for sale previously recorded in the first quarter of 2023. The adjustment to the preliminary gain on acquisition in noninterest income was $12 million in the current quarter and $55 million in the linked quarter. The current quarter also included a decrease in noninterest expense, reflecting acquisition-related expenses of $121 million compared to $205 million in the linked quarter.

Segment net income for the current YTD increased from the prior YTD, reflecting the more significant impacts from the SVBB Acquisition including an initial preliminary gain on acquisition of $9.89 billion and noted loan accretion, partially offset by the day 2 provision for credit losses of $716 million, compared to the impacts of the CIT Merger. The income tax rate for the each of the years was impacted of the preliminary gain on acquisition, resulting in the respective benefits. Refer to the “Income Taxes” section of this MD&A for further discussion.

BALANCE SHEET ANALYSIS

INTEREST-EARNING ASSETS

Interest-earning assets include interest-earning deposits at banks, securities purchased under agreement to resell, investment securities, assets held for sale, and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher-risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-earning deposits at banks at September 30, 2023 totaled $36.70 billion, an increase of $31.68 billion from $5.03 billion at December 31, 2022 and a decrease of $1.14 billion from $37.85 billion at June 30, 2023. The increase from December 31, 2022 primarily related to $34.00 billion acquired in the SVBB Acquisition, plus holding additional liquidity. Subsequent to the SVBB Acquisition Date, interest-earning deposits at banks decreased due to the decline in SVB deposits. The trend in deposits is further addressed in the “Funding, Liquidity and Capital Overview” section of this MD&A.

Securities Purchased Under Agreement to Resell
Securities Purchased Under Agreement to Resell at September 30, 2023 totaled $549 million, an increase of $251 million from $298 million at June 30, 2023.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with BancShares’ objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into interest-earning deposits at banks. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-earning deposits at banks to decline and use proceeds from maturing securities and prepayments to fund loan growth. Refer to Note 3—Investment Securities and the “Funding, Liquidity and Capital Overview” section of this MD&A for additional disclosures regarding investment securities.

The carrying value of investment securities at September 30, 2023 totaled $26.82 billion, an increase of $7.45 billion or 39% from $19.37 billion at December 31, 2022, and $4.65 billion or 21% from $22.17 billion at June 30, 2023. The increases from December 31, 2022 and June 30, 2023 primarily reflected investment security purchases. During the nine months ended September 30, 2023, securities purchases totaled $8.63 billion, including $5.32 billion during the quarter ended September 30, 2023, most of which were U.S. Treasuries with an average duration of less than one year, and acquired investment securities of $385 million in the SVBB Acquisition. The increase was partially offset by maturities, paydowns and cash sales of $1.45 billion, including $659 million during the quarter ended September 30, 2023. Other items that impact the change are non-cash in nature, such as fair value changes, amortization and non-settled transactions. The acquired investments in the SVBB Acquisition were municipal bonds, which were sold during the current quarter, and mortgage-backed securities.

BancShares’ portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of September 30, 2023, investment securities available for sale had a net pre-tax unrealized loss of $1.18 billion, compared to a net pre-tax unrealized loss of $972 million as of December 31, 2022. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of September 30, 2023, no ALLL was required. For corporate bonds and municipal bonds we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired and considered other factors, including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that one corporate bond carries credit-related losses of an insignificant amount as of September 30, 2023.

BancShares’ portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury Notes and government agency securities described above, as well as securities issued by the Supranational Entities and Multilateral Development Banks and FDIC guaranteed CDs with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities and Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, BancShares’ management determined that no ALLL was needed for investment securities held to maturity at September 30, 2023 and December 31, 2022.

The following table presents the investment securities portfolio at September 30, 2023, June 30, 2023 and December 31, 2022, segregated by major category:

Table 20
Investment Securities

dollars in millions	September 30, 2023			June 30, 2023			December 31, 2022
	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale:
U.S. Treasury	34.7%	$8,765	$8,647	22.5%	$4,763	$4,634	10.6%	$2,035	$1,898
Government agency	0.5	132	129	0.7	143	140	0.9	164	162
Residential mortgage-backed securities	22.5	6,352	5,600	23.3	5,443	4,810	26.8	5,424	4,795
Commercial mortgage-backed securities	7.2	2,042	1,797	7.6	1,776	1,577	9.0	1,774	1,604
Corporate bonds	1.9	535	478	2.3	538	476	3.0	570	536
Municipal bonds	—	10	10	1.2	260	257	—	—	—
Total investment securities available for sale	66.8%	$17,836	$16,661	57.6%	$12,923	$11,894	50.3%	$9,967	$8,995
Investment in marketable equity securities	0.3%	$75	$75	0.4%	$75	$76	0.5%	$75	$95
Investment securities held to maturity:
U.S. Treasury	1.7	$478	$425	2.1	$476	$426	2.4	$474	$424
Government agency	5.4	1,504	1,308	6.5	1,502	1,328	7.6	1,548	1,362
Residential mortgage-backed securities	13.8	4,296	3,430	18.0	4,406	3,716	21.7	4,605	3,882
Commercial mortgage-backed securities	11.0	3,505	2,736	14.2	3,518	2,923	16.1	3,355	2,871
Supranational securities	1.0	297	251	1.2	297	257	1.4	295	254
Other	—	2	2	—	2	2	—	2	2
Total investment securities held to maturity	32.9%	$10,082	$8,152	42.0%	$10,201	$8,652	49.2%	$10,279	$8,795
Total investment securities	100.0%	$27,993	$24,888	100.0%	$23,199	$20,622	100.0%	$20,321	$17,885
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at September 30, 2023, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio was calculated using security-level annualized yields.

Table 21
Weighted Average Yield on Investment Securities

	September 30, 2023
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.76%	3.73%	—%	—%	4.30%
Government agency	4.73	4.55	5.08	5.56	5.09
Residential mortgage-backed securities	5.63	3.65	4.72	2.54	2.60
Commercial mortgage-backed securities	—	4.17	5.72	3.12	3.40
Corporate bonds	5.96	6.44	5.37	4.67	5.54
Municipal bonds	—	—	—	5.06	5.06
Total investment securities available for sale	4.77%	3.83%	5.22%	2.66%	3.63%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	—	1.40	1.84	—	1.53
Residential mortgage-backed securities (1)	—	8.51	2.66	1.90	1.90
Commercial mortgage-backed securities (1)	—	2.44	1.96	2.74	2.73
Supranational Securities	—	1.35	1.68	—	1.56
Other	1.94	—	—	—	1.94
Total investment securities held to maturity	1.94%	1.39%	1.78%	2.27%	2.10%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at September 30, 2023. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

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

Assets held for sale at September 30, 2023 were $58 million, a decrease of $2 million or 3% from $60 million at December 31, 2022 and a decrease of $59 million or 51% from $117 million at June 30, 2023.

Table 22
Assets Held for Sale

dollars in millions	September 30, 2023	June 30, 2023	December 31, 2022
Loans and leases:
Commercial	$32	$62	$48
Consumer	22	42	4
SVB	—	11	—
Loans and leases	54	115	52
Operating lease equipment	4	2	8
Total assets held for sale	$58	$117	$60

Loans and Leases
Loans and leases held for investment at September 30, 2023 were $133.20 billion, an increase of $62.42 billion or 88% from $70.78 billion at December 31, 2022 and an increase of $187 million from $133.02 billion at June 30, 2023. The increase from December 31, 2022 reflects approximately $56.86 billion of SVB loans as of September 30, 2023 and growth in commercial and consumer loans. The increase from June 30, 2023 reflected growth in the commercial and consumer loans, mostly offset by a decline in the SVB loans. As shown in the table below, commercial loans continued to grow during the current quarter in a number of industry verticals such as energy and healthcare, along with technology, media and telecommunication verticals, and seasonal increases in factoring, and growth in our branch network. Most of the decline in the SVB portfolio was in Global Fund Banking loans, reflecting run-off of certain foreign operations, lower new fundings due to impacts of the slowdown in the private equity and venture capital environment, and the impacts of prepayments.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 23
Loans and Leases

dollars in millions	September 30, 2023		June 30, 2023		December 31, 2022
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$3,382	2%	$3,182	2%	$2,804	4%
Owner occupied commercial mortgage	15,230	11	14,748	11	14,473	20
Non-owner occupied commercial mortgage	10,941	8	10,733	8	9,902	14
Commercial and industrial	26,389	20	25,376	19	24,105	34
Leases	2,108	2	2,130	2	2,171	3
Total commercial	$58,050	43%	$56,169	42%	$53,455	75%
Consumer:
Residential mortgage	$14,287	11%	$14,065	11%	$13,309	19%
Revolving mortgage	1,909	1	1,900	1	1,951	3
Consumer auto	1,411	1	1,425	1	1,414	2
Consumer other	681	1	657	1	652	1
Total consumer	$18,288	14%	$18,047	14%	$17,326	25%
Silicon Valley Banking:
Global fund banking	$27,516	21%	$29,333	22%	$—	—%
Investor dependent - early stage	1,718	1	1,840	1	—	—
Investor dependent - growth stage	3,948	3	4,052	3	—	—
Innovation C&I and cash flow dependent	8,724	7	8,905	7	—	—
Private Bank	9,648	7	9,580	7	—	—
CRE	2,629	2	2,530	2	—	—
Other	2,681	2	2,559	2	—	—
Total Silicon Valley Banking	$56,864	43%	$58,799	44%	$—	—%
Total loans and leases	$133,202	100%	$133,015	100%	$70,781	100%
Allowance for loan and lease losses	(1,673)		(1,637)		(922)
Net loans and leases	$131,529		$131,378		$69,859

The unamortized discount related to acquired loans was $2.20 billion at September 30, 2023, an increase of $2.08 billion from $118 million at December 31, 2022 and a decrease of $281 million from $2.48 billion at June 30, 2023. The increase from December 31, 2022 reflects the discount on loans acquired in the SVBB Acquisition while the decline from June 30, 2023 was due to accretion recognized during the quarter.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio was mostly comprised of rail assets. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details on the rail portfolio.

Table 24
Operating Lease Equipment

dollars in millions	September 30, 2023	June 30, 2023	December 31, 2022
Railcars and locomotives	$7,922	$7,790	$7,433
Other equipment	739	741	723
Total (1)	$8,661	$8,531	$8,156
(1)    Includes off-lease Rail equipment of $257 million at September 30, 2023, $338 million at June 30, 2023 and $457 million at December 31, 2022.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, FHLB borrowings, senior and subordinated debt, and other borrowings. Interest-bearing liabilities at September 30, 2023 totaled $140.80 billion, an increase of $69.67 billion or 98% from $71.13 billion at December 31, 2022 and an increase of $4.05 billion or 3% from $136.76 billion at June 30, 2023. The increase from December 31, 2022 was primarily due to deposits assumed in the SVBB Acquisition and the Purchase Money Note, as well as deposit growth in the General Banking Segment, which includes the Direct Bank and CAB, partially offset by a net decrease in FHLB borrowings. The increase from June 30, 2023 reflected growth in interest-bearing deposits, which offset repayments of FHLB borrowings.

Deposits
Refer to the “Funding, Liquidity and Capital Overview” section of this MD&A for discussion of deposit composition and recent deposit trends.

Total deposits at September 30, 2023 were $146.23 billion, an increase of $56.83 billion or 64% from $89.41 billion at December 31, 2022 and $5.07 billion or 4% from $141.16 billion at June 30, 2023. The increase from December 31, 2022 primarily reflects $39.97 billion of SVB deposits as of September 30, 2023. The remaining increase from December 31, 2022 and the increase from June 30, 2023 reflect solid deposit growth in our Direct Bank, partially offset by the decline in SVB deposits.

As summarized from the following table, interest-bearing deposits totaled $103.09 billion, $96.62 billion and $64.49 billion at September 30, 2023, June 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits totaled $43.14 billion, $44.55 billion and $24.92 billion at September 30, 2023, June 30, 2023 and December 31, 2022, respectively.

Table 25
Deposits

dollars in millions	September 30, 2023	June 30, 2023	December 31, 2022
Noninterest-bearing demand	$43,141	$44,547	$24,922
Checking with interest	23,461	24,809	16,202
Money market	30,082	29,149	21,040
Savings	32,513	26,389	16,634
Time	17,036	16,270	10,610
Total deposits	$146,233	$141,164	$89,408
Noninterest-bearing deposits to total deposits	29.5%	31.6%	27.9%

We strive to maintain a strong liquidity position, and therefore, a focus on deposit retention remains a key business objective. We believe traditional bank deposit products remain an attractive option for many customers. As economic conditions change, we recognize that our liquidity position could be adversely affected if bank deposits are withdrawn. Our ability to fund future loan growth is significantly dependent on our success in retaining existing deposits and generating new deposits at a reasonable cost.

Deposits (based on branch location) as of September 30, 2023 in North Carolina and South Carolina represented approximately 25.6% and 7.8%, respectively, of total deposits. The Direct Bank includes $35.65 billion or 24.4% of total deposits as of September 30, 2023. SVB deposits as of September 30, 2023 were $39.97 billion or 27.3% of total deposits and are primarily concentrated in online banking and California.

Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to our regulators. We estimate total uninsured deposits were $55.77 billion, which represents approximately 38.1% of total deposits at September 30, 2023, compared to $29.13 billion or 32.6% of total deposits at December 31, 2022. The increase in the amount of uninsured deposits from December 31, 2022 reflects the inclusion of SVB deposits.

The following table provides the expected maturity of time deposits in excess of $250,000, the FDIC insurance limit, as of September 30, 2023:

Table 26
Maturities of Time Deposits In Excess of $250,000

dollars in millions	September 30, 2023
Time deposits maturing in:
Three months or less	$1,274
Over three months through six months	1,321
Over six months through 12 months	1,285
More than 12 months	145
Total	$4,025

Borrowings
Total borrowings at September 30, 2023 were $37.71 billion, an increase of $31.07 billion from $6.65 billion at December 31, 2022 and a decrease of $2.43 billion from $40.14 billion at June 30, 2023. The increase from December 31, 2022 to September 30, 2023 primarily related to the Purchase Money Note of approximately $35.83 billion payable to the FDIC, as discussed in Note 2—Business Combinations, partially offset by repayments of FHLB borrowings, as discussed below, and a $500 million senior unsecured note.

There were no FHLB borrowings outstanding at September 30, 2023, a decrease of $4.25 billion compared to December 31, 2022 and $2.43 billion compared to June 30, 2023. The decline from December 31, 2022 reflected $7.00 billion of advances taken in March 2023 to enhance available liquidity and $3.48 billion of advances in the linked quarter, all of which were repaid by the end of July 2023. Refer to the “Liquidity Risk” section below for more information on FHLB borrowings.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 27
Borrowings

dollars in millions	September 30, 2023	June 30, 2023	December 31, 2022
Securities sold under customer repurchase agreements	$453	$454	$436
Federal Home Loan Bank borrowings
Floating rate notes due through September 2025	—	2,425	4,250
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	35,833	35,817	—
Senior Unsecured Borrowings
3.722% fixed line of credit due September 2023	—	15	—
3.929% fixed-to-floating rate notes due June 2024	—	—	505
2.969% fixed-to-floating rate notes due September 2025	318	319	320
6.000% fixed rate notes due April 2036	59	59	59
Subordinated debt
6.125% fixed rate notes due March 2028	460	463	469
4.125% fixed-to-fixed rate notes due November 2029	101	102	102
3.375% fixed-to-floating rate notes due March 2030	349	349	348
Macon Capital Trust I - floating rate debentures due March 2034	14	14	14
SCB Capital Trust I - floating rate debentures due April 2034	10	10	10
FCB/SC Capital Trust II - floating rate debentures due June 2034	18	18	18
FCB/NC Capital Trust III - floating rate debentures due June 2036	88	88	88
Total subordinated debt	1,040	1,044	1,049
Other borrowings	9	6	26
Total borrowings	$37,712	$40,139	$6,645
(1)    Purchase Money Note issued in connection with the SVBB Acquisition.

Refer to Note 11—Borrowings for further information on the various components. Also see the “Liquidity Risk” section in this MD&A.

As we balance our liquidity requirements and simplify our debt structure, we may periodically repay borrowings prior to their respective maturity dates.

RISK MANAGEMENT

BancShares provided detailed risk management information in our 2022 Form 10-K. There were no significant changes to those disclosures. The following is a summary of those disclosures.

Risk is inherent in any business. BancShares has defined a moderate risk appetite and a balanced approach to risk taking with a philosophy that does not preclude higher risk business activities commensurate with acceptable returns while meeting regulatory objectives. Through the comprehensive Risk Management Framework and Risk Appetite Framework and Statement, senior management has primary responsibility for day-to-day management of the risks we face with accountability of and support from all associates. Senior management applies various strategies to reduce the risks to which BancShares may be exposed, with effective challenge and oversight by management committees. Our Board strives to ensure that risk management is a part of our business culture and that our policies and procedures for identifying, assessing, monitoring, and managing risk are part of the decision-making process. The Board’s role in risk oversight is an integral part of our overall Risk Management Framework and Risk Appetite Framework. The Board administers its risk oversight function primarily through its Risk Committee.

The Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Risk Committee is directed to monitor and advise the full Board regarding risk exposures, including Credit, Market, Capital, Liquidity, Operational, Compliance, Asset, Strategic, and Reputational risks; review, approve and monitor adherence to the Risk Appetite Statement and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Risk Management Framework and Risk Appetite Framework and Statement. The Risk Committee also reviews reports of examination by and communications from regulatory agencies, the results of internal and third party testing and qualitative and quantitative assessments related to risk management, and any other matters within the scope of the Risk Committee’s oversight responsibilities. The Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, compensation risk management and other areas of joint responsibility.

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

BancShares has been assessing the emerging impacts of the international tensions that could impact the economy and exacerbate headwinds of rising inflation, elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the conditions continue to exist. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. While economic data continues to be mixed, baseline economic forecasts currently reflect a more marked decline in commercial real estate properties due to rising interest rates that impacted the allowance for loan and lease loss forecasts. Key indicators will continue to be monitored and impacts assessed as part of our ongoing risk management framework. BancShares continues to integrate SVB into its existing risk management processes and procedures.

CREDIT RISK

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and certain investment securities. Loans and leases we originate are underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans, regardless of whether PCD or Non-PCD, are recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both originated and acquired loans to ensure compliance with credit policies and to monitor asset quality trends and borrower financial strength. These reviews include portfolio analysis by geographic location, industry, collateral type, and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain an appropriate ALLL that accounts for expected losses over the life of the loan and lease portfolios.

Our ALLL estimate as of September 30, 2023 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

A reserve for off-balance sheet credit exposures is established for unfunded commitments. These unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. BancShares estimates the expected funding amounts and applies its probability of default (“PD”) and loss given default (“LGD”) models to those expected funding amounts to estimate the reserve.

Our ALLL and reserve for off-balance sheet credit exposures methodologies was discussed in Note 1—Significant Accounting Policies and Basis of Presentation of our 2022 Form 10-K.

Commercial Lending and Leasing
BancShares employs a dual ratings system where each commercial loan is assigned a PD and LGD rating using scorecards developed to rate each type of transaction incorporating assessments of both quantitative and qualitative factors. When commercial loans and leases are graded during underwriting, or when updated periodically thereafter, a model is run to generate a preliminary risk rating. These models incorporate both internal and external historical default and loss data to develop loss rates for each risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts and circumstances, that in management’s judgment, warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

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

Silicon Valley Banking Loans
During integration related to the SVBB Acquisition, ratings and ALLL forecasting models will be re-considered and/or re-developed in order to align loans with common risk characteristics to common rating and loss forecasting methodologies. While FCB assesses ratings processes and ALLL models during integration, Silicon Valley Bank’s existing ratings and ALLL models will be maintained. The methodology for estimating the ALLL is the sum of two main components: (i) modeled ALLL assessed on a collective basis for pools of loans that share similar risk characteristics that includes a quantitative adjustment to account for portfolio risk not captured in the models and may include a qualitative adjustment based on management’s assessment of the risks and (ii) ALLL assessed for individual loans that do not share similar risk characteristics with other loans.

For loans that share similar risk characteristics, the process derives an estimated ALLL assumption from a non-discounted cash flow approach based on portfolio classes. This approach incorporates a calculation of three predictive metrics: PD, LGD and Exposure at Default (“EAD”), over the estimated life of the exposure. Similar to the FCB process for other segments, PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgment. Renewals and extensions within our control are not considered in the estimated contractual term of a loan. BancShares moved SVB from a three year Reasonable and Supportable (“R&S”) period utilized by Silicon Valley Bank to a life of loan R&S period to ensure consistency with the existing Bancshares assumptions. Silicon Valley Bank and FCB were using similar scenario weighting processes, but BancShares moved SVB to the FCB scenario weights for the ALLL estimate as of March 31, 2023. A qualitative adjustment may be applied to account for risk not captured by the models or emerging risks that may not yet be captured.

For loans that do not share similar risk characteristics, the ALLL is measured based on the net realizable value, which is the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ALLL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral.

Allowance for Loan and Lease Losses
The ALLL at September 30, 2023 was $1.67 billion, representing an increase of $751 million from $922 million at December 31, 2022 and an increase of $36 million from $1.64 billion at June 30, 2023. The ALLL as a percentage of total loans and leases at September 30, 2023 was 1.26%, compared to 1.30% at December 31, 2022 and 1.23% at June 30, 2023.

The $751 million increase in the ALLL compared to December 31, 2022 was primarily due to the impact of the SVBB Acquisition, including the initial ALLL for PCD loans and leases (the “Initial PCD ALLL”) of $220 million and the day 2 provision for loans and leases of $462 million. The $36 million increase compared to June 30, 2023 was a result of deteriorating macroeconomic forecasts, specifically related to declining corporate profits and deterioration in the commercial real estate portfolio, which includes general office. These increases were partially offset by lower specific reserves and lower loan balances in the SVB segment. In the current quarter, the ALLL on commercial loans increased $76 million, partially offset by an ALLL decrease of $14 million for consumer loans and $26 million for SVB loans.

While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ALLL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At September 30, 2023, ALLL estimates in these scenarios ranged from approximately $1.31 billion, when weighting the upside scenario 100%, to approximately $2.15 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.67 billion was appropriate as of September 30, 2023.

Table 28
ALLL for Loans and Leases

dollars in millions	Three Months Ended September 30, 2023
	Commercial	Consumer	SVB	Total
Balance at June 30, 2023	$915	$156	$566	$1,637
Initial PCD ALLL	—	—	—	—
Provision (benefit) for loan and lease losses	149	(11)	74	212
Charge-offs	(85)	(7)	(107)	(199)
Recoveries	12	4	7	23
Balance at September 30, 2023	$991	$142	$540	$1,673
Annualized net charge-off ratio				0.53%
Net charge-offs	$73	$3	$100	$176
Average loans				133,173
Percent of loans in each category to total loans	43%	14%	43%	100%

	Three Months Ended June 30, 2023
	Commercial	Consumer	SVB	Total
Balance at March 31, 2023	$800	$143	$662	$1,605
Initial PCD ALLL	—	—	20	20
Provision (benefit) for loan and lease losses	172	16	(19)	169
Charge-offs	(69)	(6)	(101)	(176)
Recoveries	12	3	4	19
Balance at June 30, 2023	$915	$156	$566	$1,637
Annualized net charge-off ratio				0.47%
Net charge-offs	$57	$3	$97	$157
Average loans				134,634
Percent of loans in each category to total loans	42%	14%	44%	100%

	Three Months Ended September 30, 2022
	Commercial	Consumer	SVB	Total
Balance at June 30, 2022	$740	$110	$—	$850
Benefit for loan and lease losses	43	7	—	50
Charge-offs	(28)	(5)	—	(33)
Recoveries	11	4	—	15
Balance at September 30, 2022	$766	$116	$—	$882
Annualized net charge-off ratio				0.10%
Net charge-offs	$17	$1	$—	$18
Average loans				68,793
Percent of loans in each category to total loans	76%	24%	—%	100%

dollars in millions	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$789	$133	$—	$922	$80	$98	$—	$178
Initial PCD ALLL	—	—	220	220	258	14	—	272
Day 2 provision for loan and lease losses	—	—	462	462	432	22	—	454
Provision (benefit) for loan and lease losses	379	18	55	452	53	(20)	—	33
Total provision for loans and lease losses	379	18	517	914	485	2	—	487
Charge-offs	(209)	(20)	(208)	(437)	(92)	(15)	—	(107)
Recoveries	32	11	11	54	35	17	—	52
Balance at end of period	$991	$142	$540	$1,673	$766	$116	$—	$882
Annualized net charge-off ratio				0.45%				0.11%
Net charge-offs (recoveries)	$177	$9	$197	$383	$57	$(2)	$—	$55
Average loans				114,436				66,816
Percent of loans in each category to total loans	43%	14%	43%	100%	76%	24%	—%	100%

Net charge-offs during the current quarter were $176 million, an increase of $19 million from $157 million during the linked quarter. On an annualized basis, the net charge-off ratio was 0.53% and 0.47% for the current and linked quarters, respectively. The increase in net charge-offs compared to the linked quarter primarily reflects charge-offs related to commercial loans and SVB loans. Net charge-offs in the current quarter in the commercial portfolio were primarily in the large office real estate and small ticket equipment leasing portfolios. Within the SVB segment, net charge-offs for the current quarter were concentrated in investor dependent loans with charge-offs totaling $88 million compared to $49 million in the linked quarter.

Net charge-offs for the current YTD of $383 million increased from $55 million during the prior YTD, reflecting the net charge-offs in the SVB portfolio, and higher commercial loan charge-offs, in certain portfolios within the equipment finance and real estate finance businesses. On an annualized basis, the net charge-off ratio was 0.45% and 0.11% for the current YTD and prior YTD, respectively.

The following table provides trends in the ALLL ratios.

Table 29
ALLL Ratios

dollars in millions	September 30, 2023	June 30, 2023	December 31, 2022
Allowance for loan and lease losses	$1,673	$1,637	$922
Total loans and leases	133,202	133,015	70,781
Allowance for loan and lease losses to total loans and leases	1.26%	1.23%	1.30%
Commercial loans and leases:
Allowance for loan and lease losses - commercial	$991	$915	$789
Commercial loans and leases	58,050	56,169	53,455
Commercial allowance for loan and lease losses to commercial loans and leases	1.71%	1.63%	1.48%
Consumer loans:
Allowance for loan losses - consumer	$142	$156	$133
Consumer loans	18,288	18,047	17,326
Consumer allowance for loan losses to consumer loans	0.77%	0.86%	0.77%
SVB loans:
Allowance for loan losses - SVB	$540	$566	$—
SVB loans	56,864	58,799	—
SVB allowance for loan losses to SVB loans	0.95%	0.97%	—%

The reserve for off-balance sheet credit exposures was $318 million at September 30, 2023, an increase of $212 million compared to $106 million at December 31, 2022 and a decrease of $17 million compared to $335 million at June 30, 2023. The increase from December 31, 2022 primarily reflects the $254 million day 2 provision for off-balance sheet credit exposures related to the SVBB Acquisition, partially offset by subsequent declines in the SVB portfolio. Refer to Note 22—Commitments and Contingencies for information relating to off-balance sheet commitments.

The following table presents the ALLL by loan class:

Table 30
ALLL by Loan Class

dollars in millions:	September 30, 2023		June 30, 2023		December 31, 2022
	Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a Percentage of Loans	Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a Percentage of Loans	Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a Percentage of Loans
Commercial
Commercial construction	$47	1.40%	$45	1.42%	$40	1.43%
Owner occupied commercial mortgage	47	0.31	50	0.34	61	0.42
Non-owner occupied commercial mortgage	244	2.23	247	2.30	181	1.83
Commercial and industrial	608	2.30	533	2.10	476	1.98
Leases	45	2.14	40	1.86	31	1.41
Total commercial	991	1.71	915	1.63	789	1.48
Consumer
Residential mortgage	79	0.55	90	0.64	74	0.55
Revolving mortgage	14	0.75	18	0.91	13	0.67
Consumer auto	5	0.32	5	0.33	5	0.37
Consumer other	44	6.37	43	6.56	41	6.32
Total consumer	142	0.77	156	0.86	133	0.77
SVB
Global fund banking	70	0.25	73	0.25	—	—
Investor dependent - early stage	103	6.00	106	5.79	—	—
Investor dependent - growth stage	147	3.73	175	4.31	—	—
Innovation and cash flow dependent	130	1.49	141	1.59	—	—
Private Bank	22	0.23	21	0.22	—	—
CRE	47	1.81	28	1.10	—	—
Other	21	0.77	22	0.88	—	—
Total SVB	540	0.95	566	0.97	—	—
Total Allowance for Loan and Lease Losses	$1,673	1.26%	$1,637	1.23%	$922	1.30%

Credit Metrics

Non-performing Assets
Non-performing assets include non-accrual loans and leases, OREO and repossessed assets.

The following table presents total nonperforming assets:

Table 31
Non-Performing Assets

dollars in millions	September 30, 2023	June 30, 2023	December 31, 2022
Non-accrual loans:
Commercial loans	$637	$622	$529
Consumer loans	99	94	98
SVB loans	163	213	—
Total non-accrual loans	899	929	627
Other real estate owned and repossessed assets	62	64	47
Total non-performing assets	$961	$993	$674

Allowance for loan and lease losses to total loans and leases:	1.26%	1.23%	1.30%
Ratio of total non-performing assets to total loans, leases, other real estate owned and repossessed assets	0.72	0.75	0.95
Ratio of non-accrual loans and leases to total loans and leases	0.68	0.70	0.89
Ratio of allowance for loan and lease losses to non-accrual loans and leases	186.07	176.33	146.88

Non-accrual loans and leases at September 30, 2023 were $899 million, an increase of $272 million from $627 million at December 31, 2022 and a decrease of $30 million from $929 million at June 30, 2023. The increase from December 31, 2022 was primarily due to the SVBB Acquisition, resulting in the addition of $163 million non-accrual loans. These are mostly in the investor dependent and real estate classes. The modest decline from June 30, 2023 was due to lower non-accrual loans in the SVB portfolios, as net charge-offs outpaced loan migration to non-accrual status. Refer to Note 4—Loans and Leases for tabular presentation of non-accrual loans by loan class.

OREO and repossessed assets at September 30, 2023 was $62 million, compared to $47 million at December 31, 2022 and $64 million at June 30, 2023. Non-performing assets as a percentage of total loans, leases, OREO and repossessed assets at September 30, 2023 was 0.72% compared to 0.95% at December 31, 2022 and 0.75% at June 30, 2023.

Past Due Accounts
The percentage of loans 30 days or more past due at September 30, 2023 was 0.88% of total loans, compared to 1.22% at December 31, 2022 and 0.84% at June 30, 2023. Delinquency status of loans is presented in Note 4—Loans and Leases.

Commercial Real Estate Portfolio

Our commercial real estate portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our commercial real estate portfolio.

Table 32
Commercial Real Estate Portfolio

dollars in millions	September 30, 2023		June 30, 2023
	Net Investment	% of Total Loans and Leases	Net Investment	% of Total
Multi-Family	$4,390	3.30%	$4,170	3.14%
General Office	2,888	2.17	2,800	2.11
Medical Office	3,290	2.47	2,814	2.12
Industrial / Warehouse	2,509	1.88	2,297	1.73
Retail	1,669	1.25	1,562	1.17
Hotel/Motel	766	0.57	765	0.58
Other	4,339	3.26	2,664	2.00
Total	$19,851	14.90%	$17,072	12.83%

Evolving macroeconomic and social conditions (including the increase in remote working in connection with the COVID pandemic) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 33
Select General Office Loan Metrics

dollars in millions	September 30, 2023	June 30, 2023
% of total loans and leases	2.17%	2.11%
% of commercial real estate loans	14.55%	16.40%
Average loan balance	$2	$2
Net charge-offs (%)	4.30%	0.61%
Delinquencies as a % of total CRE loans	7.63%	7.38%
Non-performing loans as a % of CRE loans	11.95%	8.96%
ALLL ratio	4.00%	4.44%

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

Table 34
Commercial Loans and Leases - Geography

dollars in millions	September 30, 2023		June 30, 2023		December 31, 2022
State
California	$9,891	17.0%	$9,553	17.0%	$9,226	17.3%
North Carolina	9,356	16.1	9,138	16.3	8,699	16.3
Texas	4,203	7.2	3,899	6.9	3,624	6.8
Florida	3,636	6.3	3,566	6.3	3,273	6.1
South Carolina	3,228	5.6	3,170	5.7	3,142	5.9
All other states	26,065	44.9	25,203	44.9	24,243	45.4
Total U.S.	$56,379	97.1%	$54,529	97.1%	$52,207	97.8%
Total International	1,671	2.9	1,640	2.9	1,248	2.2
Total	$58,050	100.0%	$56,169	100.0%	$53,455	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 35
Commercial Loans and Leases - Industry

dollars in millions	September 30, 2023		June 30, 2023		December 31, 2022
Real Estate	$13,428	23.1%	$12,600	22.4%	$11,684	21.9%
Healthcare	8,688	15.0	8,434	15.0	8,146	15.2
Business Services	6,890	11.9	6,041	10.8	5,518	10.3
Transportation, Communication, Gas, Utilities	5,627	9.7	5,375	9.6	5,002	9.4
Manufacturing	4,304	7.4	4,505	8.0	4,387	8.2
Retail	3,908	6.7	3,470	6.2	3,462	6.5
Wholesale	3,486	6.0	2,581	4.6	2,605	4.9
Service Industries	2,703	4.7	4,257	7.6	4,213	7.9
Finance and Insurance	2,345	4.0	2,494	4.4	2,604	4.9
Other	6,671	11.5	6,412	11.4	5,834	10.8
Total	$58,050	100.0%	$56,169	100.0%	$53,455	100.0%

Consumer Loans Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on property address:

Table 36
Consumer Loans - Geography

dollars in millions	September 30, 2023		June 30, 2023		December 31, 2022
State
North Carolina	$6,183	33.8%	$6,030	33.4%	$5,702	32.9%
California	4,102	22.4	4,142	23.0	4,014	23.2
South Carolina	3,234	17.7	3,144	17.4	3,001	17.3
Other states	4,769	26.1	4,731	26.2	4,609	26.6
Total	$18,288	100.0%	$18,047	100.0%	$17,326	100.0%
Silicon Valley Banking Loans
SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.

The table below details SVB loans that are secured by real estate, at amortized cost:

Table 37
Silicon Valley Banking Loans Secured by Real Estate

dollars in millions	September 30, 2023	June 30, 2023
Private bank:
Loans for personal residence	$7,536	$7,398
Loans to eligible employees	536	526
Home equity lines of credit	128	143
Other	101	107
Total private bank loans secured by real estate	8,301	8,174
Commercial real estate ("CRE"):
Multifamily and residential investment	868	844
Retail	444	421
Office and medical	500	492
Manufacturing, industrial and warehouse	567	538
Hospitality	151	138
Other	98	97
Total CRE loans secured by real estate	2,628	2,530
Premium wine	892	874
Other	674	619
Total real estate secured loans	$12,495	$12,197

The SVB loan portfolio is focused on three primary markets: (i) Global Fund Banking, (ii) Technology and Life Science/Healthcare and (iii) Private Banking. The remainder of the portfolio is made up of CRE and Other loans.

Global Fund Banking
The Global Fund Banking loan portfolio includes loans to clients in the private equity/venture capital community. Global Fund Banking represented 48% and 21% of SVB loans and total loans at September 30, 2023, respectively. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

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

Investor Dependent - Early Stage loans represented 3% and 1% of SVB loans and total loans at September 30, 2023, respectively. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an initial public offering (“IPO”).

Investor Dependent - Growth Stage loans represented 7% and 3% of SVB loans and total loans at September 30, 2023, respectively. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid stage, and companies with revenues in excess of $15 million are considered to be later stage.

Innovation C&I and Cash Flow Dependent loans represented 15% and 7% of SVB loans and total loans at September 30, 2023, respectively. This portfolio is comprised of two types of loans, Innovation C&I and Cash Flow Dependent. Innovation C&I includes loans in innovation sectors such as technology and life science/healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash Flow Dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

Private Banking
Private Banking clients consist of executive leaders and senior investment professionals in the innovation economy, as well as high net worth clients. Lending to Private Banking clients represented 17% and 7% of SVB loans and total loans at September 30, 2023, respectively. Many Private Banking products are secured by real estate. These products include mortgage loans, owner-occupied commercial mortgage loans, home equity lines of credit, and other secured lending products. The remaining balance of the Private Banking portfolio consists of personal capital call lines of credit, restricted and private stock loans and other secured and unsecured lending products.

CRE
The CRE class represented 5% and 2% of SVB loans and total loans at September 30, 2023, respectively. This class consists generally of acquisition financing loans for commercial properties such as office buildings, retail properties, apartment buildings and industrial/warehouse space. All CRE products are secured by real estate collateral.

Other
The Other class includes Premium Wine, Other C&I and Other portfolios, which represented 5% and 2% of SVB loans and total loans at September 30, 2023. Premium wine loans are to wine producers, vineyards and wine industry or hospitality businesses across the Western United States. A large portion of premium wine loans are secured by real estate collateral. Other C&I loans include tax-exempt commercial loans to not-for-profit private schools, colleges, public charter schools and other not-for-profit organizations as well as commercial loans to clients that are not in technology and life sciences/healthcare industries. Our Other class of loans is primarily comprised of construction and land loans for financing new developments or financing improvements to existing buildings, as well as loans made as part of our responsibilities under the Community Reinvestment Act of 1977.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of September 30, 2023:

Table 38
Silicon Valley Banking Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$1,073	$1,249	$2,549	$2,751	$19,894	$27,516
Investor dependent - early stage	1,072	399	120	23	107	1,721
Investor dependent - growth stage	689	1,085	933	460	782	3,949
Innovation C&I and cash flow dependent	256	264	719	1,330	6,161	8,730
Private Bank	7,307	923	812	221	385	9,648
CRE	701	502	699	426	302	2,630
Other	486	559	654	613	358	2,670
Total(1)	$11,584	$4,981	$6,486	$5,824	$27,989	$56,864
(1) Included in total loans at amortized cost is approximately $11 million in PPP loans. The PPP loans consist of loans across all of our classes of financing receivables.

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at September 30, 2023 and June 30, 2023, based on borrower location:

Table 39
Silicon Valley Banking Loans - Geography

dollars in millions	September 30, 2023		June 30, 2023
State
California	$17,961	31.7%	$18,169	30.8%
Massachusetts	8,435	14.8	8,831	15.0
New York	7,762	13.6	8,640	14.7
Texas	4,463	7.8	4,207	7.2
Connecticut	4,124	7.3	4,221	7.2
All other states	12,122	21.3	12,331	21.0
Total U.S.	54,867	96.5	56,399	95.9
Total International	1,997	3.5	2,400	4.1
Total	$56,864	100.0%	$58,799	100.0%

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

Interest rate risk can arise from many of BancShares’ business activities, such as lending, leasing, investing, deposit taking, derivatives, and funding activities. We evaluate and monitor interest rate risk primarily through two metrics.
•Net Interest Income Sensitivity (“NII Sensitivity”) measures the net impact of hypothetical changes in interest rates on forecasted NII; and
•Economic Value of Equity Sensitivity (“EVE Sensitivity”) measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

BancShares uses a holistic process to measure and monitor both short term and long term risks, which includes, but is not limited to, gradual and immediate parallel rate shocks, changes in the shape of the yield curve, and changes in the relationship of various yield curves. NII Sensitivity generally focuses on shorter term earnings risk, while EVE Sensitivity assesses the longer-term risk of the existing balance sheet.

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
Our funding sources consist primarily of deposits and we also support our funding needs through wholesale funding sources (including unsecured and secured borrowings). The SVBB Acquisition significantly increased our balance sheet and changed our rate sensitivity. At the time of the SVBB Acquisition, we assumed $56.01 billion of deposits, entered into a $36.07 billion fixed-rate Purchase Money Note payable to the FDIC, acquired $68.47 billion of loans, most of which have variable rates, and $35.31 billion of cash and interest-bearing deposits at banks.

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

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporates additional assumptions, such as, but not limited to prepayment estimates, pricing estimates and deposit behaviors. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and 25 and 100 bps decrease from the market-based forward curve for September 30, 2023, June 30, 2023, and December 2022.

Table 40
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	September 30, 2023	June 30, 2023	December 31, 2022
-100	(9.4)%	(9.7)%	(4.0)%
-25	(2.3)	(2.4)	(0.9)
+25	2.3	2.4	0.8
+100	9.2	9.5	3.4
+200	18.3	18.9	6.7

NII Sensitivity metrics at September 30, 2023, compared to June 30, 2023, were primarily affected by compositional changes in deposits, funding and investments. NII Sensitivity metrics at September 30, 2023, compared to December 31, 2022, were primarily affected by the addition of the acquired loans and assumed deposits as part of the SVBB Acquisition, as well as the Purchase Money Note and the higher cash balance to manage liquidity risk from the acquired portfolios.

As of September 30, 2023, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 65%-70% of our loans have floating contractual reference rates, indexed primarily to Prime, Secured Overnight Financing Rate (“SOFR”) and LIBOR. Deposit betas are modeled to have a portfolio average of approximately 35%-40% over the forecast horizon. Deposit beta is the portion of a change in the fed funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in the economic value of equity driven by changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity was calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements.

The following table presents the EVE profile as of September 30, 2023, June 30, 2023, and December 31, 2022:

Table 41
Economic Value of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	September 30, 2023	June 30, 2023	December 31, 2022
-100	(3.5)%	(5.0)%	(5.3)%
-25	(0.8)	(1.1)	(1.2)
+100	3.0	4.2	4.1
+200	5.5	7.8	3.0

The economic value of equity metrics at September 30, 2023 compared to June 30, 2023 were primarily affected by compositional changes in deposits, funding and investments. The economic value of equity metrics at September 30, 2023 compared to December 31, 2022 were primarily affected by the balance sheet changes noted earlier due to the SVBB Acquisition.

In addition to the above reported sensitivities, a wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Scenarios that impact management volumes, specific risk events, or the sensitivity to key assumptions are also evaluated.

We use results of our various interest rate risk analyses to formulate and implement asset and liability management strategies, in coordination with the Asset Liability Committee, to achieve the desired risk profile, while managing our objectives for market risk and other strategic objectives. Specifically, we may manage our interest rate risk position through certain pricing strategies and product design for loans and deposits, our investment portfolio, funding portfolio, or by using off-balance sheet derivatives to mitigate earnings volatility.

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

The following table provides loan maturity distribution information:

Table 42
Loan Maturity Distribution

dollars in millions	At September 30, 2023, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$942	$1,642	$724	$74	$3,382
Owner occupied commercial mortgage	676	4,714	9,243	597	15,230
Non-owner occupied commercial mortgage	2,427	6,088	1,969	457	10,941
Commercial and industrial	7,149	15,561	3,452	227	26,389
Leases	709	1,365	34	—	2,108
Total commercial	11,903	29,370	15,422	1,355	58,050
Consumer
Residential mortgage	122	619	2,334	11,212	14,287
Revolving mortgage	49	130	37	1,693	1,909
Consumer auto	12	746	653	—	1,411
Consumer other	315	201	123	42	681
Total consumer	498	1,696	3,147	12,947	18,288
SVB
Global fund banking	25,868	1,526	122	—	27,516
Investor dependent - early stage	189	1,463	66	—	1,718
Investor dependent - growth stage	576	3,270	102	—	3,948
Innovation and cash flow dependent	1,109	7,321	294	—	8,724
Private Bank	171	537	974	7,966	9,648
CRE	314	1,566	691	58	2,629
Other	469	787	864	561	2,681
Total SVB	28,696	16,470	3,113	8,585	56,864
Total loans and leases	$41,097	$47,536	$21,682	$22,887	$133,202

The following table provides information regarding the sensitivity of loans and leases to changes in interest rates:

Table 43
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$914	$1,525
Owner occupied commercial mortgage	13,040	1,513
Non-owner occupied commercial mortgage	3,665	4,850
Commercial and industrial	8,831	10,409
Leases	1,382	18
Total commercial	27,832	18,315
Consumer
Residential mortgage	7,504	6,661
Revolving mortgage	32	1,828
Consumer auto	1,399	—
Consumer other	339	27
Total consumer	9,274	8,516
SVB
Global fund banking	7	1,641
Investor dependent - early stage	23	1,507
Investor dependent - growth stage	2	3,370
Innovation and cash flow dependent	—	7,615
Private Bank	1,963	7,513
CRE	1,085	1,230
Other	1,455	757
Total SVB	4,535	23,633
Total loans and leases	$41,641	$50,464
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

All consumer and commercial clients with contracts providing FCB with unilateral lender discretion were notified in April 2023 of LIBOR’s cessation and FCB’s selected replacement index. During the second quarter of 2023, IT/Operations added replacement indices to all impacted systems. The remaining servicing task for both General Banking and Commercial Banking is to link transactions to the new index as the index becomes effective (next reset date). In the months leading up to the cessation of LIBOR, Commercial Banking engaged in a proactive exercise to amend existing contracts where it would provide a positive client experience. As of September 30, 2023, all amendments had been completed. Synthetic LIBOR for 1, 3 and 6 month tenors will be reported through the end of September 2024 and is calculated based on CME Term SOFR plus the relevant ISDA fixed spread adjustments.

BancShares is utilizing SOFR as our preferred replacement index for LIBOR. As loans mature and new originations occur a larger percentage of BancShares’ variable-rate loans are expected to reference SOFR in response to the discontinuation of LIBOR. However, we are positioned to accommodate other alternative reference rates (e.g., credit sensitive rates) in response to how the market evolves. Further, BancShares has moved to Term SOFR plus the Alternative Reference Rate Committee recommended credit spread adjustment for its Series B Preferred Stock since the dividends were previously based on a floating rate tied to three-month LIBOR. The last dividend payment based on a LIBOR accrual occurred on September 15, 2023.

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

BancShares maintains a framework to establish liquidity risk tolerances, monitoring, and breach escalation protocol to alert management of potential funding and liquidity risks and to initiate mitigating actions as appropriate. Further, BancShares maintains a contingent funding plan, which details protocols and potential actions to be taken under liquidity stress conditions.

Liquidity includes Available Cash and HQLS. At September 30, 2023 we had $57.02 billion of total Liquid Assets (26.7% of total assets) and $88.61 billion of contingent liquidity sources available.

Table 44
Liquidity

dollars in millions	September 30, 2023
Available Cash	$35,896
High Quality Liquid Securities (1)	21,123
Liquid Assets	$57,019

FDIC Credit Facility (2)	$70,000
FHLB capacity (3)	13,525
FRB capacity	4,989
Line of credit	100
Total contingent sources	$88,614
Total Liquid Assets and contingent sources	$145,633
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

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our branch network and Direct Bank. Total deposits at September 30, 2023 were $146.23 billion, an increase of $56.83 billion from $89.41 billion at December 31, 2022 and an increase of $5.07 billion from $141.16 billion at June 30, 2023. The increase in deposits from December 31, 2022 primarily reflected additional deposits from the SVBB Acquisition, and growth in the Direct Bank. We use borrowings to diversify the funding of our business operations. Total borrowings at September 30, 2023 were $37.71 billion, an increase of $31.07 billion from $6.65 billion at December 31, 2022 and a decrease of $2.43 billion from $40.14 billion at June 30, 2023. The increase in borrowings from December 31, 2022 primarily reflected the Purchase Money Note (see Note 2—Business Combinations), partially offset by FHLB repayments. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Refer to the respective “Deposits” and “Borrowings” sections for further details.

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

Table 45
FHLB Balances

dollars in millions	September 30, 2023	June 30, 2023	December 31, 2022
	Total	Total	Total
Total borrowing capacity	$14,975	$14,999	$14,918
Less:
Advances	—	2,425	4,250
Letters of credit (1)	1,450	1,450	1,450
Available capacity	$13,525	$11,124	$9,218
Pledged non-PCD loans (contractual balance)	$24,498	$23,969	$23,491
Weighted Average Rate	2.00%	5.40%	3.28%
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB of Richmond, FCB has access to $4.99 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at September 30, 2023 and December 31, 2022.

In March 2023, following the failures of Silicon Valley Bank and Signature Bank, the FRB created a new Bank Term Funding Program as an additional source of liquidity against high-quality securities in order to make additional funding available to eligible depository institutions. This program offers loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, provided that such collateral was owned by the borrower as of March 12, 2023. These pledged assets will be valued at par under the Program. Eligible institutions can request advances under the Program at least through March 11, 2024. As of September 30, 2023, we did not have any securities pledged or amounts advanced related to this program.

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

The Credit Facility will be primarily secured by all loans acquired in the SVBB Acquisition and related commitments that are subsequently drawn and outstanding as of September 30, 2023.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of September 30, 2023, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. See Note 22—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 46
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$15,251	$1,702	$83	$—	$17,036
Short-term borrowings	453	—	—	—	453
Long-term borrowings (1)(2)	(34)	242	36,414	637	37,259
Total contractual obligations	$15,670	$1,944	$36,497	$637	$54,748
Commitments:
Financing commitments	$36,863	$14,828	$5,079	$5,919	$62,689
Letters of credit	2,251	408	172	5	2,836
Deferred purchase agreements	2,087	—	—	—	2,087
Purchase and funding commitments	1,014	—	—	—	1,014
Affordable housing partnerships (1)	258	581	21	41	901
Total commitments	$42,473	$15,817	$5,272	$5,965	$69,527
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $16 million and $169 million, respectively. On-balance sheet commitments are included in other liabilities and presented net of a purchase accounting adjustment of $62 million .
(2)    Less than 1 year balance represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of scheduled repayments.

CAPITAL

Capital requirements applicable to BancShares are discussed in the “Regulatory Considerations” section in Item 1. Business — Regulation of our 2022 Form 10-K. The SVBB Acquisition was the primary cause of increase in BancShares’ total assets, from $109.30 billion at December 31, 2022 to $213.77 billion at September 30, 2023. BancShares’ total consolidated assets remains between $100 billion and $250 billion, and, as such, BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods, as detailed in our 2022 Form 10-K. However, the proposed interagency rulemaking recently announced by the FDIC, the Federal Reserve and the OCC could alter the capital framework for banks with total assets of $100 billion. We are continuing to monitor these proposed rules. See further discussion in the section entitled “Executive Overview – Recent Economic and Industry Developments” above.

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

Common and Preferred Stock Dividends
During the first, second and third quarters of 2023, we paid a quarterly dividend of $0.75 on the Class A Common Stock and Class B Common Stock. On October 24, 2023, our Board of Directors declared a quarterly dividend on the Class A Common Stock and Class B Common Stock of $1.64 per common share, an increase of 219% from the prior quarter distribution. The dividends are payable on December 15, 2023 to stockholders of record as of November 30, 2023.

On October 24, 2023, our Board of Directors also declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The dividends are payable on December 15, 2023 to stockholders of record as of November 30, 2023. Dividend payment information on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is disclosed in Note 15—Stockholders' Equity.

Capital Composition and Ratios
The table below shows activities that caused the change in outstanding Class A Common Stock during 2023:

Table 47
Changes in Shares of Class A Common Stock Outstanding

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Class A shares outstanding at beginning of period	13,514,849	13,501,017
Restricted stock units vested, net of shares held to cover taxes	69	13,901
Class A shares outstanding at end of period	13,514,918	13,514,918

We also had 1,005,185 Class B Common Stock outstanding at September 30, 2023 and December 31, 2022.

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

In accordance with GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive loss within stockholders’ equity. These amounts are excluded from the calculation of our regulatory capital ratios under current regulatory guidelines.

Table 48
Analysis of Capital Adequacy

dollars in millions	Requirements to be Well-Capitalized	September 30, 2023		June 30, 2023		December 31, 2022
		Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$23,351	15.64%	$22,504	15.84%	$11,799	13.18%
Tier 1 risk-based capital	8.00	20,643	13.83	19,898	14.00	9,902	11.06
Common equity Tier 1	6.50	19,762	13.24	19,017	13.38	9,021	10.08
Tier 1 leverage ratio	5.00	20,643	9.73	19,898	9.50	9,902	8.99

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$22,927	15.36%	$22,292	15.69%	$11,627	12.99%
Tier 1 risk-based capital	8.00	20,673	13.85	20,142	14.18	10,186	11.38
Common equity Tier 1	6.50	20,673	13.85	20,142	14.18	10,186	11.38
Tier 1 leverage ratio	5.00	20,673	9.75	20,142	9.62	10,186	9.25

As of September 30, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 7.64% and 7.36%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. At December 31, 2022, BancShares and FCB risk-based capital ratio conservation buffers were 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of September 30, 2023 and December 31, 2022 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

As further described in our 2022 Form 10-K, the ALLL and fair values of loans acquired in and the core deposit intangibles associated with a business combination are considered critical accounting estimates. The ALLL as of September 30, 2023 is discussed in Note 5—Allowance for Loan and Lease Losses and in the “Credit Risk” section above.
Fair values of loans acquired in and the core deposit intangibles associated with the SVBB Acquisition are considered critical accounting estimates. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition and other future events that are highly subjective in nature and may require adjustments. The fair values for these items are further discussed in Note 2—Business Combinations.
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

Whenever we refer to a non-GAAP financial measure we will generally define and present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation between the GAAP financial measure and the non-GAAP financial measure. We describe each of these measures below and explain why we believe the measure to be useful.

Adjusted Rental Income on Operating Lease Equipment for Rail Segment

Adjusted rental income on operating lease equipment within the Rail segment is calculated as gross revenue earned on rail car leases less depreciation and maintenance. This metric allows us to monitor the performance and profitability of the rail leases after deducting direct expenses.

The table below presents a reconciliation of rental income on operating leases to adjusted rental income on operating lease equipment.

Table 49
Rail Segment

dollars in millions	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Rental income on operating leases (GAAP)	$190	$180	$165	$545	$485
Less: Depreciation on operating lease equipment	49	47	44	142	132
Less: Maintenance and other operating lease expenses	51	56	52	163	142
Adjusted rental income on operating lease equipment (non-GAAP)	$90	$77	$69	$240	$211

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

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including conflicts in Ukraine, Israel and the Gaza Strip) and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from recent bank failures and other volatility, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including the recent and projected interest rate hikes by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”), changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including the significant turbulence in the capital or financial markets, the impact of the current inflationary environment, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including the interagency proposed rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the failure to realize the anticipated benefits of BancShares’ previous acquisition transactions, including the SVBB Acquisition and the previously completed transaction with CIT, which acquisition risks include (1) disruption from the transactions with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transactions may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities, (3) reputational risk and the reaction of the parties’ customers to the transactions, (4) the risk that the cost savings and any revenue synergies from the transactions may not be realized or take longer than anticipated to be realized, (5) difficulties experienced in completing the integration of the businesses, (6) the ability to retain customers following the transactions and (7) adjustments to BancShares’ estimated purchase accounting impacts of the SVBB Acquisition.

Except to the extent required by applicable law or regulation, BancShares disclaims any obligation to update such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in the 2022 Form 10-K, its Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023, and its other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced NII in future periods. As of September 30, 2023, BancShares’ market risk profile has changed since December 31, 2022, primarily due to the SVBB Acquisition. See Market Risk within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2023, as the result of the SVBB Acquisition, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the SVBB Acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) There were no repurchases of our stock during the three months ended September 30, 2023.

Item 5. Other Information

During the third quarter of 2023, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date:	November 3, 2023		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer