Form 10-K
period 2023-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2024-02-23
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
Class B Common Stock, Par Value $1
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $14,258,285,207.
On February 16, 2024, there were 13,519,430 outstanding shares of the Registrant’s Class A Common Stock and 1,005,185 outstanding shares of the Registrant’s Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONTENTS
			Page
PART I	Item 1	Business	4
	Item 1A	Risk Factors	22
	Item 1B	Unresolved Staff Comments	None
	Item 1C	Cybersecurity	43
	Item 2	Properties	45
	Item 3	Legal Proceedings	45
	Item 4	Mine Safety Disclosures	N/A
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
	Item 6	Reserved	46
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	99
	Item 8	Financial Statements and Supplementary Data	100
		Report of Independent Registered Public Accounting Firm	100
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	105
		Consolidated Balance Sheets at December 31, 2023 and 2022	107
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2023	108
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2023	109
		Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2023	110
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023	111
		Notes to Consolidated Financial Statements	113
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	198
		Management’s Annual Report on Internal Control over Financial Reporting	198
	Item 9B	Other Information	199
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	**
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***
	Item 13	Certain Relationships and Related Transactions and Director Independence	****
	Item 14	Principal Accounting Fees and Services	199
PART IV	Item 15	Exhibit and Financial Statement Schedules	200
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.
	Item 16	Form 10-K Summary	None
Signatures			202
* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Corporate Governance —Service on Other Public Company Boards’ and ‘—Code of Ethics;’ ‘Committees of our Boards—Audit Committee;’ ‘Executive Officers’ and ‘Beneficial Ownership of Our Equity Securities—Delinquent Section 16(a) Reports from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”).
** Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Committees of our Board—Compensation Committee Report;’ and ‘—Effect of Risk Management on Compensation;’ ‘Compensation Discussion and Analysis;’ ‘Executive Compensation;’ and ‘Director Compensation’ of the 2024 Proxy Statement.
*** Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Equity Securities—Directors and Executive Officers,’ ‘—Pledging Policy—Existing Pledge Arrangements,’ and ‘—Principal Stockholders’ of the 2024 Proxy Statement. As of December 31, 2023, the Registrant did not have any compensation plans under which equity securities of the Registrant are authorized for issuance to employees or directors to report in the Equity Compensation Plan Information table pursuant to Item 201(d) of Regulation S-K. As of December 31, 2023, the Registrant had restricted stock units (“RSUs”) outstanding covering an aggregate of 20,255 shares of its Class A common stock, which RSUs were assumed in Registrant’s merger with CIT Group Inc. in 2022.
**** Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2024 Proxy Statement.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
AHFS	Assets Held for Sale	GAAP	United States Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	GDP	Gross Domestic Product
AOCI	Accumulated Other Comprehensive Income	HQLS	High Quality Liquid Securities
ASC	Accounting Standards Codification	IDI	Insured Depository Institution
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
BHC	Bank Holding Company	LIBOR	London Inter-Bank Offered Rate
BOLI	Bank Owned Life Insurance	LGD	Loss Given Default
bps	Basis point(s); 1 bp = 0.01%	LMI	Low- and Moderate-Income
C&I	Commercial and Industrial	LOCOM	Lower of the Cost or Market Value
CAB	Community Association Banking	MD&A	Management’s Discussion and Analysis
CAMT	Corporate Alternative Minimum Tax	MSRs	Mortgage Servicing Rights
CCAR	Comprehensive Capital Analysis and Review	NCCOB	North Carolina Commissioner of Banks
CECL	Current Expected Credit Losses	NII	Net Interest Income
CFPB	Bureau of Consumer Financial Protection	NII Sensitivity	Net Interest Income Sensitivity
CIDI	Covered Insured Depository Institution	NIM	Net Interest Margin
CRA	Community Reinvestment Act of 1977	NPR	Notice of Proposed Rulemaking
CRE	Commercial Real Estate	OCC	Office of the Comptroller of the Currency
DIF	Deposit Insurance Fund	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	PCA	Prompt Corrective Action
DTAs	Deferred Tax Assets	PCD	Purchased Credit Deteriorated
DTLs	Deferred Tax Liabilities	PD	Probability of Obligor Default
ECSO	Enterprise Cyber Security Office	ROU	Right of Use
ETR	Effective Tax Rate	RSU	Restricted Stock Unit
EVE Sensitivity	Economic Value of Equity Sensitivity	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FCB	First-Citizens Bank & Trust Company	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	SVB	Silicon Valley Banking
FHC	Financial Holding Company	SVBB	Silicon Valley Bridge Bank, N.A.
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
FOMC	Federal Open Market Committee	UPB	Unpaid Principal Balance
FRB / Federal Reserve	Board of Governors of the Federal Reserve System or Federal Reserve Bank	VIE	Variable Interest Entity

Part I

Item 1. Business

General
First Citizens BancShares, Inc. (the “Parent Company” and when including all of its subsidiaries on a consolidated basis, “BancShares,” “we,” “us,” or “our”) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (“FCB”), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield in Smithfield, North Carolina, and later changed its name to First-Citizens Bank & Trust Company.

BancShares has expanded through de novo branching and acquisitions and as of December 31, 2023, operates a network of more than 600 branches and offices in 30 states, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. At December 31, 2023, BancShares had total consolidated assets of $213.76 billion.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the Board of Directors (the “Board”) of BancShares and of the Board of Directors of FCB (collectively with the Board of BancShares, the “Boards”), as chief executive officers and in other executive management positions and, since BancShares’ formation in 1986, have remained stockholders owning a large percentage of its common stock.

The Chairman of the Boards and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairwoman of the Boards, is Robert P. Holding’s granddaughter. Peter M. Bristow, President and member of the Boards, is the brother-in-law of Frank B. Holding, Jr. and Hope Holding Bryant.

BancShares provides financial services for a wide range of consumer and commercial clients. This includes retail and mortgage banking, wealth management, small and middle market banking, factoring and leasing. BancShares provides commercial factoring, receivables management and secured financing services to businesses (generally manufacturers or importers of goods) that operate in various industries, including apparel, textile, furniture, home furnishings and consumer electronics. BancShares also provides deposit, cash management and lending to homeowner associations and property management companies. In addition, BancShares owns a fleet of railcars and locomotives that are leased to railroads and shippers. See Business Segments below for more information on markets we serve and products and services we offer.

In addition to our banking operations, we provide various investment products and services through FCB’s wholly owned subsidiaries, including First Citizens Investor Services, Inc. (“FCIS”) and First Citizens Asset Management, Inc. (“FCAM”), and a non-bank subsidiary First Citizens Capital Securities, LLC (“FCCS”). As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, brokerage services and third-party mutual funds. As registered investment advisors, FCIS and FCAM provide investment management services and advice. FCCS is a broker dealer that also provides underwriting and private placement services.

The SVBB Acquisition (as defined and described below) expanded our client base to serve private equity and venture capital clients and also complimented our existing wealth management business by adding enhanced digital capabilities. The SVBB Acquisition further diversified our loan portfolio and business mix, particularly across technology and life sciences and healthcare industries, and wealth clients as further discussed in the “Business Segments” section below. Our loan classes, including those acquired in the SVBB Acquisition, are described in Note 1—Significant Accounting Policies and Basis of Presentation of Item 8. Financial Statements and Supplemental Data.

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

Business Combinations
In addition to organically growing our business, BancShares has historically pursued growth through strategic mergers and acquisitions to enhance organizational value, strengthen its presence in existing markets, as well as expand its footprint in new markets.

On March 27, 2023 (the “SVBB Acquisition Date”), FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities, of Silicon Valley Bridge Bank, N.A. (“SVBB”) from the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to the terms of a purchase and assumption agreement (the “SVBB Purchase Agreement”) by and among FCB, the FDIC, and the FDIC, as receiver of SVBB (the “SVBB Acquisition”). SVBB was established following the closure of the former Silicon Valley Bank. BancShares maintains the Silicon Valley Bank brand as Silicon Valley Bank, a division of FCB.

On January 3, 2022 (the “CIT Merger Date”), BancShares completed its merger (the “CIT Merger”) with CIT Group Inc. (“CIT”) and its subsidiary CIT Bank, N.A., a national banking association (“CIT Bank”). BancShares maintains the CIT brand as CIT Group, a division of FCB.
The SVBB Acquisition and CIT Merger are described further in the “Business Combinations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data, Note 2—Business Combinations included in this Annual Report on Form 10-K.

Business Segments
As of December 31, 2022, BancShares managed its business and reported its financial results in General Banking, Commercial Banking, and Rail segments. All other financial information is included in the “Corporate” component of segment disclosures in this 10-K. In conjunction with the SVBB Acquisition, BancShares added a new business segment, which is referred to as the Silicon Valley Banking (“SVB”) segment. Prior periods were not impacted by this update.

Reportable segments are discussed further in the “Results by Business Segments” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Notes to Consolidated Financial Statements, Note 23—Business Segment Information.

SEGMENT	MARKETS AND SERVICES
General Banking
•Delivers services to individuals and businesses through an extensive branch network and various digital channels, including a nationwide digital bank, and offers a full suite of deposit products, loans (primarily business/commercial loans and residential mortgages), and various fee-based services.
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
•Provides asset-based lending, factoring, receivables management and secured financing services.

Silicon Valley Banking
•Provides products and services to commercial clients in key innovation markets, such as healthcare and technology industries, as well as private equity and venture capital firms.
•Provides private banking and wealth management as well as a range of personal financial solutions for consumers, including private equity and venture capital professionals and executive leaders of the innovation companies they support, and premium wine clients.
•Offers a full suite of deposit products and positive pay services through online and mobile banking platforms, as well as at branch locations. Provides solutions to the financial needs of commercial clients through credit treasury management, foreign exchange, trade finance and other services including capital call lines of credit.

Rail	•Provides equipment leasing and secured financing to railroads and shippers.
Corporate (1)
•Earning assets primarily include investment securities and interest-earning deposits at banks.
•Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for corporate funding, including brokered deposits; funds transfer pricing allocations; gains or losses on sales of investment securities; fair value adjustments on marketable equity securities; income from bank-owned life insurance; portions of salaries and benefits expense; and acquisition-related expenses. Corporate also includes certain items related to accounting for business combinations, such as gains on acquisitions, day 2 provisions for credit losses, discount accretion income for acquired loans, and amortization of certain intangible assets.

(1) All other financial information not allocated to the segments are reported in “Corporate.”

General Banking
The General Banking segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels. We offer a full suite of deposit products, loans (primarily residential mortgages and business and commercial loans), cash management, wealth management, payment services, and treasury services. Our wealth management products and services to individuals and institutional clients include brokerage, investment advisory, and trust services. We offer conforming and jumbo residential mortgage loans throughout the United States which are primarily originated through branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel. The General Banking segment offers nationwide digital banking, which is largely comprised of our internet banking platform (the “Direct Bank”), that delivers deposit products to consumers. The General Banking segment also includes a community association bank channel that supports deposit, cash management, and lending to homeowner associations and property management companies.

Revenue is generated from interest earned on loans and from fees for banking and advisory services. We primarily originate loans by utilizing our branch network and industry referrals, as well as direct digital marketing efforts. We derive our Small Business Administration (“SBA”) loans through a network of SBA originators. We periodically purchase loans on a whole-loan basis. We also invest in community development that supports the construction of affordable housing in our communities in line with our Community Reinvestment Act of 1977 (“CRA”) initiatives.

Commercial Banking
The Commercial Banking segment provides a range of lending, leasing, capital markets, asset management and other financial and advisory services, primarily to small and middle market companies in a wide range of industries including: energy; healthcare; tech media and telecom; asset-backed lending; capital finance; maritime; corporate banking; aerospace and defense; and sponsor finance. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other commercial real estate (“CRE”) professionals. Additionally, we provide small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

We provide factoring, receivable management, and secured financing to businesses that operate in several industries. These include: apparel, textile, furniture, home furnishings, and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods from our factoring clients to their customers that have been factored (i.e., sold or assigned to the factor). Our factoring clients, which are generally manufacturers or importers of goods, are the counterparties on factoring, financing, or receivables purchasing agreements to sell trade receivables to us. Our factoring clients’ customers, which are generally retailers, are the account debtors and obligors on trade accounts receivable that have been factored.

Revenue is generated from: interest and fees on loans; rental income on operating lease equipment; fee income and other revenue from banking services and capital markets transactions; and commissions earned on factoring-related activities. We derive most of our commercial lending business through direct marketing to borrowers, lessees, manufacturers, vendors, and distributors. We also utilize referrals as a source for commercial lending business. We may periodically buy participations or syndications of loans and lines of credit and purchase loans on a whole-loan basis.

Silicon Valley Banking
The SVB segment offers products and services to commercial clients in key innovation markets, such as healthcare and technology industries, as well as to private equity and venture capital firms. The segment provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance and other services including capital call lines of credit. In addition, the segment offers private banking and wealth management and provides a range of personal financial solutions for consumers. Private banking and wealth management clients consist of private equity and venture capital professionals and executive leaders of the innovation companies they support and premium wine clients. The segment offers a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services.
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
Rail
The Rail segment offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open-top hopper cars for coal and aggregates; boxcars for paper and auto parts; and centerbeams and flat cars for lumber. Revenue is generated primarily from rental income on operating lease equipment.

Competition
The financial services industry is highly competitive and continues to evolve as a result of changes in regulation, technology, product delivery systems, the accelerating pace of consolidation among financial service providers, and the general market and economic climate. BancShares competes with national, regional and local financial services providers. In recent years, the ability of non-bank financial entities to provide services previously limited to commercial banks has intensified competition. Non-bank financial service providers are not subject to the same significant regulatory restrictions as traditional commercial banks and, as such, can often operate with greater flexibility and lower cost structures. More than ever, customers have the ability to select from a variety of traditional and nontraditional alternatives. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and customer convenience. Our non-bank services compete with other insurance companies, investment firms and brokerage firms.

Deposits (based on branch location) as of December 31, 2023, in North Carolina and South Carolina represented approximately 25.5%, and 7.8%, respectively, of total deposits. FCB’s deposit market share as of June 30, 2023 in North Carolina and South Carolina was 11.0% and 9.3%, respectively, which makes FCB the third largest bank in North Carolina and the fourth largest bank in South Carolina based on deposit market share according to the FDIC Deposit Market Share Report. The two banks larger than FCB based on deposits in both North Carolina and South Carolina were Bank of America and Truist Bank. The additional bank larger than FCB based on deposits in South Carolina was Wells Fargo. These banks collectively held 60.8% and 41.9% of North Carolina and South Carolina deposits, respectively.

Acquisitions contributed to deposit growth in 2023 and 2022. The SVBB Acquisition increased deposits by $38.48 billion as of December 31, 2023, and the CIT Merger increased deposits by approximately $39.43 billion at the CIT Merger Date, primarily related to the Direct Bank.

As of December 31, 2023, FCB had more than 600 total domestic branches and offices, which included 217 in North Carolina, 124 in South Carolina and 92 in California.

Geographic Locations
As of December 31, 2023, BancShares operated branches in Arizona, California, Colorado, Florida, Georgia, Hawaii, Kansas, Maryland, Massachusetts, Missouri, Nebraska, New Mexico, Nevada, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.

See Concentration Risk section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on our commercial and consumer loan concentrations by state.

Human Capital
As of December 31, 2023, BancShares employed approximately 15,715 full-time staff and approximately 306 part-time staff for a total of 16,021 employees. Women and ethnically diverse associates make up approximately 56% and 37% of total employees, respectively.

Our ability to attract, retain and develop associates who align with our purpose is key to our success. Our human capital strategy is predicated on ensuring the organization has the right people with the right skills in the right places at the right time for the right cost to fulfill our strategic objectives. Our human resources team works to formalize the process of defining and deploying the mission-critical talent needed to align our program with our financial and strategic goals and objectives. Our key human capital initiatives include scaling and developing talent, enhancing performance/leadership management and coaching, and supporting diversity, equity and inclusion initiatives. We seek individuals with diverse backgrounds that reflect the markets we serve because we understand our differences contribute to a diversity of thought that enhances associate and customer relationships and drives innovation of our products and services.

The retention and integration of key legacy Silicon Valley Bank and CIT employees have also been significant initiatives. The Board monitors these initiatives and associated risks primarily through its Risk Committee.

To assist with these goals, we monitor and evaluate various metrics, specifically around attraction, retention and development of talent. For example, we monitor annual voluntary turnover as compared to industry benchmarks to confirm that our compensation and benefits structures, and our commitment to career development, are successful in a competitive talent market. Our annual voluntary turnover, minus acquisition headcount, is typically lower than commonly used industry benchmarks. Aside from the expected effects from acquisition activity, voluntary turnover remained below the financial services industry benchmark through December 2023. We believe this reflects our strong corporate culture, competitive compensation and benefits structure, and commitment to career development.

Diversity, Equity and Inclusion
We consider our associates vital to our long-term success. We believe it’s important that associates feel included, valued, respected and heard and that they have equal access to resources and opportunities enabling them to reach their full potential. We focus on building positive relationships across the bank by celebrating and learning about one another’s personal cultures and heritages and all the dimensions that make each of us unique.

Our leadership is committed to embracing diversity, disavowing discrimination and making progress on our diversity, equity, and inclusion efforts. To this end, our diversity, equity and inclusion team is focused on raising awareness of the importance of these actions in our workplace and identifying and promoting educational and engagement opportunities. We currently offer six business resource groups for associates at FCB: Asian & Pacific Islanders, Black & African Americans, Hispanic, LGBTQ+, Veterans & Military and Women. These groups are provided guidance and support by a group of senior leaders representing diverse associates and organizations across FCB. We understand that formalized groups such as these play a key role in attracting and retaining diverse talent, as well as helping the bank meet key business objectives.

Compensation and Benefits
We strive to provide competitive compensation and benefits to our associates. We make talent attraction and retention a priority by offering, among other things, internal career mobility and a total rewards package that emphasizes a holistic approach to well-being and a thoughtful approach to performance management. Our competitive benefits offerings include a 401(k) plan with employer matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and other employee assistance programs.

Regulatory Considerations
The Parent Company, FCB, and certain of its subsidiaries are subject to regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”), the FDIC, the Bureau of Consumer Financial Protection (“CFPB”), the North Carolina Office of the Commissioner of Banks (“NCCOB”), and other regulatory authorities as “regulated entities.” FCB’s insurance activities are subject to licensing and regulation by state insurance regulatory agencies. Various laws and regulations administered by these and other regulatory agencies affect BancShares’ corporate practices, including the payment of dividends or other capital distributions, the incurrence of debt, and the acquisition of financial institutions and other companies. Laws and regulations also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices. In addition, numerous statutes and regulations also apply to and restrict the activities of BancShares, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related persons and entities controlled by related persons. The impact of these statutes and regulations is discussed below and in the accompanying consolidated financial statements.

In 2022 and 2023, BancShares completed two acquisitions that resulted in the organization being subject to heightened supervision and enhanced regulatory standards as a large banking organization with over $100 billion in total consolidated assets, including certain enhanced prudential standards and oversight under the applicable transition provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) by the Federal Reserve, and the FDIC with respect to FCB. Based on asset size, BancShares is required to establish and maintain an enhanced enterprise risk management program, governance standards, and compliance system that are commensurate with its asset size, risk profile, complexity, and activities. BancShares is continuing to develop its compliance and enterprise risk management program to integrate the entities acquired in connection with the CIT Merger and SVBB Acquisition. BancShares expects any future bank mergers and acquisitions may be impacted in the near term by the enhanced regulatory review. Additionally, in light of the bank failures in early 2023, the bank regulators are re-evaluating regulatory requirements and standards applicable to banking organizations with $100 billion or more in total consolidated assets, and have proposed amendments to several key regulations and requirements for such organizations. As BancShares continues to grow, it may cross additional risk-based asset thresholds, subjecting it to additional regulatory requirements.

Dodd-Frank Act and the Economic Growth Act. The Dodd-Frank Act, as modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), significantly restructured the financial services regulatory environment; imposed significant regulatory and compliance changes on the financial services industry; increased capital, leverage and liquidity requirements for banking organizations; and expanded the scope of oversight responsibility of certain federal agencies through the creation of new oversight bodies. Certain of the significant requirements of the Dodd-Frank Act, as modified by the Economic Growth Act, are listed below with information regarding how they apply to BancShares.

•Asset Threshold for Applicability of Dodd-Frank Act Enhanced Prudential Standards and Enhanced Supervision. The Dodd-Frank Act mandated the applicability of enhanced prudential standards and supervision of bank holding companies (“BHCs”) with $50 billion or more in assets. The Economic Growth Act raised the asset threshold for mandatory applicability of enhanced prudential standards to $250 billion or more in total consolidated assets. Under the Economic Growth Act, the FRB has the discretion to apply any enhanced prudential standards to banking organizations with $100 billion or more in total assets on a tailored basis, based on asset size and other risk-based factors, and the FRB, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) adopted a framework for tailoring the applicability of enhanced prudential standards for banking organizations with $100 billion or more in assets (the “Tailoring Rules”). The Tailoring Rules are further discussed below. BancShares first became subject to the enhanced prudential standards in 2022, and BancShares is currently treated as a Category IV banking organization under the Tailoring Rules, as it has over $100 billion in total assets, but less than $250 billion in assets and less than $75 billion in nonbank assets, weighted short-term wholesale funding, off-balance sheet exposure, and cross-jurisdictional activities.
•Capital Planning and Stress Testing. The Dodd-Frank Act, as modified by the Economic Growth Act, mandates company-run stress tests be performed by banking organizations with $250 billion or more in total consolidated assets. BancShares will not be subject to Dodd-Frank Act company-run stress testing (“DFAST”) until such time that it has $250 billion or more in total assets. Additionally, BHCs with $100 billion or more in total consolidated assets are subject to supervisory stress testing by the FRB under the agency’s Comprehensive Capital Analysis and Review (“CCAR”) process. Based on its asset size and status as a Category IV institution, BancShares is subject to biennial supervisory stress testing by the Federal Reserve under the CCAR process in accordance with the applicable transition provisions. BancShares is also required to develop, maintain, and submit an annual capital plan to the Federal Reserve. BancShares will submit a capital plan in 2024 and has made substantial progress in developing policies, programs, and systems designed to comply with capital planning and stress testing requirements.

•Enhanced Capital Requirements. On July 27, 2023, the federal banking agencies released a proposed rule to implement the final components of the capital standards adopted by the Basel Committee on Banking Supervision, known as the Basel III-end game standards, which are aimed at strengthening previous capital requirements for banking organizations that were adopted under the Basel III standards. The proposal would apply enhanced capital and liquidity requirements to banking organizations and their subsidiary banks with total assets of $100 billion or more, which would include BancShares and FCB. One of the changes under the proposal is replacing internal-models-based capital requirements for credit and operational risk currently included in Category I or II capital standards with new, risk-sensitive standardized requirements (the “expanded risk-based approach”) that would apply to all banking organizations with $100 billion or more in total assets. The proposal would maintain the capital rule’s dual-requirement structure and measure large banking organizations’ minimum capital requirements at the higher of risk-weighted asset amounts as measured under the current standardized approach or the expanded risk-based approach. The proposal would also eliminate the accumulated other comprehensive income (“AOCI”) opt-out for Category III and IV banking organizations and require such banking organizations to follow the rules for capital deductions and minority interests currently applicable to Category I and II banking organizations, and thereby require all banking organizations with $100 billion or more in total assets to calculate regulatory capital in a consistent manner, including by reflecting unrealized gains and losses on available-for-sale securities in regulatory capital to better reflect actual loss-absorbing capacity. Additionally, the proposal would require all banking organizations with $100 billion or more in total assets to meet a supplementary leverage ratio requirement and apply a countercyclical capital buffer, if activated. The proposal includes a July 1, 2025 effective date, with certain aspects subject to a three-year phase-in period. We are in the process of evaluating the proposal and assessing its potential impact.
•Resolution Planning. Under Section 165(d) of the Dodd-Frank Act, as amended by the Economic Growth Act, BHCs with $250 billion or more in total consolidated assets are required to develop and maintain resolution plans (commonly referred to as “Living Wills”) to support the rapid and orderly resolution of the banking organization under bankruptcy in the event of material financial distress or failure in a manner that would not have serious adverse effects on the financial stability of the United States. The regulations promulgated by the FRB and FDIC currently only require banking organizations with $250 billion or more in total consolidated assets to submit Living Wills. Based on our asset size as of December 31, 2023, BancShares is not required to submit a resolution plan under the Living Wills requirement. However, FCB is required to submit a resolution plan (a “Resolution Plan”) under the FDIC’s Covered Insured Depository Institution rule (“CIDI Rule”). Under the CIDI Rule, depository institutions insured by the FDIC (“IDIs”) with $50 billion or more in total consolidated assets are required to periodically submit Resolution Plans that will enable the FDIC as receiver to resolve the bank in the event of its insolvency under the Federal Deposit Insurance Act (the “FDI Act”) in a manner that ensures that depositors receive access to their insured deposits in a timely manner, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by the creditors in the resolution. Resolution Plans under the CIDI Rule require a more detailed discussion of the strategy for resolving the bank under the FDI Act while the Living Will of a banking organization covers the rapid and orderly resolution of the parent company and nonbank entities within the banking organization under the U.S. Bankruptcy Code.
•The Volcker Rule. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds, subject to certain exemptions. The Volcker Rule continues to apply to BancShares, FCB, and their subsidiaries and affiliates that fit the definition of a “banking entity” under the implementing regulations. In connection with the SVBB Acquisition, BancShares acquired interests in a portfolio of private funds, which are held and managed in accordance with the Volcker Rule. BancShares has implemented a Volcker compliance program that is appropriate for its size and activities.
•Ability-to-Repay and Qualified Mortgage Rule. Creditors are required to comply with mortgage reform provisions prohibiting the origination of any residential mortgages that do not meet rigorous Qualified Mortgage (“QM”) standards or Ability-to-Repay (“ATR”) standards. All mortgage loans originated by FCB meet ATR standards and a substantial majority also meet QM standards.

•Long-Term Debt Requirements. On August 29, 2023, the federal banking agencies proposed a rule that would require banking organizations with $100 billion or more in total consolidated assets to (1) issue and maintain outstanding a minimum amount of long-term debt that would be available to absorb losses in the event of failure, (2) establish “clean holding company” requirements for these holding companies (e.g., prohibition on engaging in certain activities at the holding company that could complicate its resolution), (3) apply a stringent capital treatment to large U.S. banking organizations’ holdings of long-term debt issued by other large banking organizations, and (4) make certain technical amendments to the FRB’s rules related to total loss-absorbing capacity requirements for U.S. global systemically important banking organizations and intermediate holding companies of foreign banking organizations. Proposed long-term debt requirements would apply at the holding company and bank level for banks with $100 billion or more in consolidated assets. Covered holding companies and their subsidiary banks would be required to maintain a minimum amount of eligible long-term debt equal to the greater of 6 percent of risk weighted assets, 3.5 percent of average total consolidated assets, and for banks subject to the supplementary leverage ratio, 2.5 percent of total leverage exposure under the supplementary leverage ratio. Covered institutions would have to comply with the new requirements through a phased-in approach over a three-year period, during which they would need to meet 25% of their long-term requirements by one year after effectiveness of the rule, 50% after two years, and 100% after three years. The proposal would require that debt instruments issued to satisfy the minimum long-term debt requirement meet certain criteria to ensure that the debt instruments can readily absorb losses in resolution, and the proposal would apply a stringent capital treatment to large banking organizations’ holdings of eligible long-term debt issued by other large banking organizations to discourage cross-holdings of long-term debt by other banking organizations. The proposal would allow banking organizations to receive credit for existing outstanding long-term debt that meets certain criteria. The comment period ended on November 30, 2023. We are in the process of evaluating proposal and assessing its potential impact, but we expect we will need to raise additional long-term debt to satisfy these requirements.
•Updated Requirements for Brokered Deposits and Deposit Brokers; Limited Exception for Reciprocal Deposits. Section 29 of the FDI Act and the FDIC’s implementing regulations limit the ability of an IDI to accept brokered deposits unless the institution is well capitalized, or the IDI is adequately capitalized and obtains a waiver from the FDIC. IDIs that are less than well capitalized are not able to accept brokered deposits, and are subject to restrictions on the interest rates paid on deposits. IDIs that are well capitalized or adequately capitalized and meet certain other criteria are able to exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (defined generally as deposits received by a depository institution through a deposit placement network with the same maturity and in the same aggregate amount as deposits placed by the depository institution in other network institutions). In addition, the FDIC amended its regulations governing “brokered deposits” to clarify and modernize this regulatory framework.

First Citizens BancShares, Inc.
General. As a BHC registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Parent Company is subject to supervision, regulation and examination by the Federal Reserve. The Parent Company is also a financial holding company (“FHC”). An FHC may engage in or acquire and retain the shares of a company engaged in activities that are “financial in nature” or complementary to a financial activity that does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally as long as the FHC continues to meet the eligible requirements for FHC status, including that the FHC and its subsidiary IDIs each remain “well capitalized” and “well-managed.” Activities that are “financial in nature” include securities underwriting, dealing and market making, advising mutual funds and investment companies, insurance underwriting and agency, merchant banking, and any other activities determined by the Federal Reserve in consultation with the Secretary of the Treasury to be “financial in nature,” or “complementary” or “incidental” to such financial activity. The Parent Company is also registered under the bank holding company laws of North Carolina and is subject to supervision, regulation and examination by the NCCOB.

Enhanced Prudential Standards and Enhanced Supervision. A BHC with total consolidated assets of $250 billion or more is subject to enhanced prudential standards under the Dodd-Frank Act, as amended by Economic Growth Act, with the requirements tailored based on risk-based factors identified by the federal banking agencies. Consistent with the authority of the FRB under the Dodd-Frank Act, a BHC with $100 billion or more in assets, but less than $250 billion in assets is subject to certain enhanced prudential standards as implemented by the Tailoring Rules. Under the Tailoring Rules, banking organizations are grouped into four categories, based on asset size, off-balance sheet exposure, nonbank assets, weighted short-term wholesale funding, and cross-jurisdictional activities. Category I banking organizations (i.e., U.S. Globally Systemically Important Banks) are subject to the most stringent enhanced prudential requirements, and Category IV banking organizations (i.e., between $100 billion and $250 billion in total consolidated assets, and less than $75 billion in nonbank assets, off-balance sheet exposure, cross-jurisdictional activities, and weighted short-term wholesale funding) are subject to the least stringent requirements.

Based on our asset size, we are required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. BancShares has developed and is implementing policies, programs, and systems designed to meet the enhanced prudential standards applicable to the organization, including annual capital plan submissions and biennial supervisory stress testing by the Federal Reserve under CCAR, enhanced enterprise-wide risk management requirements, and enhanced liquidity management requirements, including liquidity stress tests and liquidity buffer requirements. In the event BancShares’ assets grow to meet or exceed the thresholds for the applicability of certain enhanced prudential standards, even as a Category IV banking organization, BancShares will be subject to such enhanced prudential standards on a tailored basis. For example, if BancShares has $50 billion or more in weighted short-term wholesale funding, under the FRB’s regulations, it will be subject to the modified Liquidity Coverage Ratio (“LCR”) and Net Stable Funding Ratio (“NSFR”) requirements. In the event BancShares becomes a Category III banking organization, which would occur when BancShares exceeds $250 million in total consolidated assets or has $100 billion in total assets, and $75 billion or more in nonbank assets, off-balance sheet exposure, or weighted short-term wholesale funding, BancShares will be subject to full or reduced LCR and NSFR requirements, annual company-run capital stress testing, resolution planning requirements, annual supervisory capital stress testing under CCAR, additional risk-based capital requirements (countercyclical capital buffer once active), the supplementary leverage ratio, and additional liquidity reporting requirements. Additionally, the federal banking agencies have proposed new regulations and guidance that would impose heightened requirements on banking organizations with at least $100 billion in total consolidated assets, including those related to long-term debt requirements, bank resolution planning (CIDI Rule), climate-related financial risk management, and enhanced capital and liquidity requirements (Basel III endgame). BancShares is evaluating the potential impact of such regulations and guidance on the organization, but it is expected that the additional requirements will increase its regulatory-related compliance costs.

Permitted Activities. A BHC is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, BHCs that qualify and elect to be FHCs and continue to meet the requirements as an FHC as discussed in the Status Requirements section below, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to such financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve).

Acquisitions. The Parent Company is subject to various laws that may require regulatory approval for acquisitions. For example, under the BHCA, a BHC must obtain approval from the Federal Reserve prior to directly or indirectly acquiring ownership or control of 5% of the voting shares or substantially all of the assets of another BHC or bank or prior to merging or consolidating with another BHC. The BHCA and other federal laws enumerate the factors the Federal Reserve must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations' compliance with anti-money laundering (“AML”) laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the IDIs involved in the transaction.

In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that encouraged the federal banking agencies to review the current framework for merger oversight practices under the BHCA and the Bank Merger Act (the “BMA”). On March 25, 2022, the FDIC issued a request for information on the effectiveness of the existing framework for evaluating bank mergers and acquisitions under the FDI Act with particular focus on the increase in asset concentration among banking organizations with more than $100 billion in total assets. The Federal Reserve, FDIC, and OCC are currently working with the United States Department of Justice (“DOJ”) in developing updated guidelines for review of bank mergers and acquisitions. On December 18, 2023, the Federal Trade Commission and DOJ jointly issued the 2023 Merger Guidelines for the review of mergers and acquisitions under the federal antitrust laws. The 2023 Merger Guidelines represent a significant revision of the regulatory framework for merger enforcement and are designed to address business markets and practices in the modern economy, while also strengthening the agencies’ oversight of mergers that may violate the federal antitrust laws. The 2023 Merger Guidelines do not apply to transactions subject to review under the the BMA. The DOJ’s 1995 Bank Merger Guidelines continue as the framework for competitive analysis of bank mergers pending release and adoption of new bank merger guidelines.

On January 29, 2024, the OCC announced a proposed rule to eliminate expedited processing and use of streamlined application forms with respect to transactions subject to its review and approval under the BMA. Additionally, the proposed rule would codify an agency policy statement outlining general principles to be followed by the OCC staff when reviewing applications under the BMA. Such principles would, among other things, establish indicators of proposed transactions that generally are consistent with regulatory approval, as well as those that raise supervisory or regulatory concerns and therefore would require applicants to address or remediate specific areas of concern in order to secure regulatory approval. The OCC’s proposal suggests that generally there will be additional scrutiny of transactions under the BMA by the agency. The Federal Reserve and FDIC have not proposed a similar rulemaking, but the agencies may be impacted or influenced by the actions of the OCC. The OCC’s proposed rule is subject to a public comment period and the timing and prospects for the adoption by the OCC of a final rule are uncertain at this time.

Risk Management. Banking organizations with $50 billion or more in total assets are subject to prescribed standards for the implementation of risk governance frameworks addressing credit risk, interest rate risk, liquidity risk, price risk, operational risk, compliance risk, strategic risk, and reputation risks. On October 11, 2023, the FDIC issued a proposed rule and guidelines that would require all FDIC-supervised IDIs with total assets of $10 billion or more to adopt heightened corporate governance and risk management standards pursuant to which covered institutions would be required to develop and implement a comprehensive and independent risk management function and effective programs for internal controls, risk management, and audits. As a Category IV banking organization, BancShares is required to maintain an enterprise-wide risk management system, governance program, and compliance system commensurate with its size, risks, activities, and complexity. As noted above, BancShares completed the SVBB Acquisition in 2023. BancShares is enhancing its risk management and compliance program post-SVBB Acquisition.

The federal banking agencies have in recent years increased their focus on banks’ third-party risk management controls and practices. On June 6, 2023, the federal banking agencies adopted interagency guidance on risk management of third-party relationships. The guidance applies broadly to any business agreement between a banking organization and another entity, by contract or otherwise (including affiliated entities), and it requires banking organizations to analyze the risks associated with each third-party relationship and establish effective governance and risk management processes for all stages of a third-party relationship, including planning, due diligence and third-party selection, contract negotiation, ongoing monitoring, and termination.

Status Requirements. To maintain FHC status, a FHC and all of its depository institution subsidiaries must be well capitalized and well-managed. A depository institution subsidiary is considered to be well capitalized if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered well managed if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. Based on our asset size, we are among the group of banking organizations evaluated under the rating system for large financial institutions (“LFI”). Under the LFI rating system, the FRB assigns ratings based on three supervisory components: (i) capital planning and positions, (ii) liquidity risk management and positions, and (iii) governance and controls. The LFI rating system has a four-category, non-numeric rating scale with no single composite rating or scoring. The four rating categories are “Broadly Meets Expectations,” “Conditionally Meets Expectations,” “Deficient-1” and “Deficient-2.” A banking organization must receive at least “Conditionally Meets Expectations” for each of the component ratings to be considered “well managed.” If a FHC ceases to meet these capital and management requirements, the Federal Reserve may impose limitations or conditions on the conduct of its activities.

Capital Requirements. The Federal Reserve imposes certain capital requirements on BHCs under the BHCA, including a minimum leverage ratio and minimum ratios of “qualifying” capital to risk-weighted assets. The metrics utilized to measure regulatory capital include the total, Tier 1, and common equity Tier 1 risk-based capital ratios (collectively, the “Risk-Based Capital Ratios”) and the Tier 1 leverage ratio (collectively, with the Risk-Based Capital Ratios, the “Regulatory Capital Ratios”). The capital conservation buffer associated with Basel III is designed to absorb losses during periods of economic stress. Additionally, federal banking agencies have developed prompt corrective action (“PCA”) well capitalized thresholds for Regulatory Capital Ratios. The following table includes the Basel III requirements and PCA well capitalized thresholds for the Regulatory Capital Ratios. The capital requirements for large banks are further tailored as part of the Federal Reserve’s stress testing under its CCAR process. Through the CCAR process, the Federal Reserve calculates a stress capital buffer (“SCB”) for each large banking organization. The SCB reflects losses under the severely adverse scenario of the CCAR supervisory stress tests. The Federal Reserve calculates a SCB as the greater of (i) the difference between the firm’s starting and minimum projected common equity Tier 1 risk-based capital ratio under the severely adverse scenario in the supervisory stress test, plus the sum of dollar amount of the firm’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5 percent. The SCB calculated by the Federal Reserve replaces the static 2.5 percent capital conservation buffer required under Basel III.

	Basel III Minimums	Basel III Conservation Buffers	Basel III Requirements	PCA Well Capitalized Thresholds
Regulatory Capital Ratios
Total risk-based capital	8.00%	2.50%	10.50%	10.00%
Tier 1 risk-based capital	6.00	2.50	8.50	8.00
Common equity Tier 1	4.50	2.50	7.00	6.50
Tier 1 leverage	4.00	—	4.00	5.00

Failure to meet regulatory capital requirements may result in certain actions by federal banking agencies that could have a direct material effect on the consolidated financial statements of BancShares and constraints on capital distributions and discretionary executive compensation. As of December 31, 2023, the Regulatory Capital Ratios of BancShares exceeded the applicable Basel III requirements and the well capitalized thresholds as further addressed under “Stockholders’ Equity and Capital Adequacy” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BancShares will participate in the Federal Reserve’s CCAR process in the first instance in 2024. During the CCAR process, the Federal Reserve will set BancShares’ SCB requirement, which will replace the capital conservation buffer requirement for the organization.

As noted above, the federal banking agencies issued a proposal to adopt the Basel III endgame standards, which would make several changes to the capital and liquidity rules applicable to BancShares and other banking organizations with $100 billion or more in total consolidated assets. Among the proposed changes, the federal banking agencies would eliminate the AOCI opt-out that is currently available for Category IV banking organizations, like BancShares, which allows for such eligible banking organizations to not recognize unrealized gains and losses in their available-for-sale securities portfolio. BancShares is currently evaluating the potential impact of the Basel III endgame proposal on the organization.

Source of Strength. Under the Dodd-Frank Act, BHCs are required to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Parent Company is expected to commit resources to support FCB, including times when the Parent Company may not be in a financial position to provide such resources. Any capital loans made by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal banking agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. The federal banking agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. There are a number of obligations and restrictions imposed on BHCs and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and to the FDIC insurance fund in the event of a depository institution default. As noted above, BancShares is a Category IV banking organization and is subject to enhanced prudential standards and enhanced supervision under the Tailoring Rules subject to the applicable transition periods.

Limits on Dividends and Other Payments. The Parent Company is a legal entity, separate and distinct from its subsidiaries. Revenues of the Parent Company primarily result from dividends received from FCB. There are various legal limitations applicable to the payment of dividends by FCB to the Parent Company and capital distributions by the Parent Company. Capital distributions by FCB or the Parent Company may be suspended or limited by bank regulatory agencies for various reasons, including requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit FCB or the Parent Company from engaging in an unsafe or unsound practice in conducting their business. Capital distributions, depending on the financial condition of FCB or the Parent Company, could be deemed to constitute such an unsafe or unsound practice. BancShares is required to submit a capital plan annually to the Federal Reserve in accordance with the applicable transition provisions, and the annual capital plan includes planned capital distributions over a specified forecasting horizon. BancShares is subject to biennial supervisory capital stress testing under the Federal Reserve’s CCAR process and the Federal Reserve’s SCB requirement. BancShares will participate in the Federal Reserve’s 2024 CCAR process, and through that process BancShares will receive its individual SCB. BancShares’ supervisory stress testing results under CCAR could impact the ability of the Parent Company to declare dividends or make other capital distributions, including common share repurchases.

Additionally, under the FDI Act, IDIs, such as FCB, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” as such term is used in the statute. Furthermore, under Basel III capital guidelines, banking institutions with a Regulatory Capital Ratio above the Basel III minimum but below the Basel III requirement will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Based on FCB’s current financial condition, the Parent Company currently does not expect these provisions to have any material impact on its ability to receive dividends from FCB. The Parent Company’s non-bank subsidiaries pay dividends to the Parent Company periodically without impact from these provisions.

Crypto-Asset Related Activities. In 2022, the FRB released supervisory guidance encouraging all banking organizations supervised by the agency to notify its lead supervisory point of contact at the Federal Reserve prior to engaging in any crypto-asset related activity and the FDIC issued a financial institution letter requiring its supervised institutions to provide notice and obtain supervisory feedback prior to engaging in any crypto-related activities. Prior to engaging in any such activities, the banking organization is expected to ensure that the activities are legally permissible under relevant state and federal laws, and ensure that the banking organization has adequate systems, risk management, and controls to ensure that the activities are conducted in a safe and sound manner consistent with applicable laws, including consumer protection laws. On February 23, 2023, the federal banking agencies issued an interagency statement addressing liquidity risks related to crypto-asset market vulnerabilities and the need for banking organizations to establish and maintain effective risk management and controls related to any crypto-asset activities. On August 8, 2023, the FRB announced the establishment of a Novel Activities Supervision Program which will enhance the agency’s supervision processes in respect of crypto-related activities, use of distributed ledger technologies, and other novel technologies by its supervised banking organizations. BancShares does not engage in any crypto-related activities.

Subsidiary Bank - FCB
General. FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the NCCOB. Deposit obligations are insured by the FDIC to the maximum legal limits. Based on asset size, FCB is subject to certain additional requirements under the FDIC’s regulations. FCB is also subject to enforcement, supervisory and examination authorities of the CFPB.

FDIC Deposit Insurance Assessment Rates. FCB is required to pay the FDIC premiums for deposit insurance. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points (“bps”), beginning in the first quarterly assessment period of 2023. This price increase has been instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused the Depositors Insurance Fund (“DIF”) reserve ratio to decline below the statutory minimum of 1.35%. The increased assessment rate schedules will remain in effect until the reserve ratio meets or exceeds 2 percent, absent further action by the FDIC. On November 16, 2023, the FDIC adopted a final rule to implement a special assessment to recover the loss to the DIF associated with the bank failures in spring of 2023. Under the final rule, the assessment base for an IDI will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of 13.4 bps beginning with the first quarterly assessment period of 2024, and the agency will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The special assessment for FCB totaled $64 million at December 31, 2023.

Capital Requirements. The Basel III and PCA well capitalized thresholds for the Regulatory Capital Ratios are described above in the Parent Company “Capital Requirements” discussion. Failure to meet regulatory capital requirements may result in certain actions by federal banking agencies that could have a direct material effect on the consolidated financial statements of FCB. As of December 31, 2023, the Regulatory Capital Ratios of FCB exceeded the applicable Basel III requirements and the well capitalized thresholds as further addressed under “Stockholders’ Equity and Capital Adequacy” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Covered Insured Depository Institution Contingency Planning Requirements. Under the FDIC’s CIDI Rule, an IDI with $50 billion or more in total assets is required to submit periodically to the FDIC a contingency Resolution Plan for the resolution of the institution in the event of its failure. The FDIC requires the Resolution Plan to ensure that the FDIC, as receiver, would be able to resolve the institution pursuant to the receivership provisions of the FDI Act. The FDIC has stated that it will provide covered IDIs with 12 months advance notice prior to the submission deadline of its Resolution Plan. On August 29, 2023, the FDIC proposed a rule to amend the CIDI Rule to enhance its resolution plan requirements for covered IDIs with $100 billion in total consolidated assets and require limited informational filings for IDIs with $50 billion or more, but less than $100 billion, in total consolidated assets. Under the proposal, the CIDI Rule would be amended to (1) adjust required content, including with respect to resolution strategy, and codify certain aspects of previously-issued guidance and feedback, (2) establish a clear, two-prong standard for the assessments of resolution plans, (3) adjust the frequency of submissions to a two-year cycle which will include engagement and capabilities testing, and (4) require an “interim supplement” submission for certain key content elements to be provided by all covered IDIs in the year between submissions to ensure that information is updated appropriately. The comment period closed on November 30, 2023. We are in the process of evaluating the proposal and assessing its potential impact.

In 2023, FCB submitted a limited scope Resolution Plan under the CIDI Rule and guidance from the FDIC, prior to which it was not required to do so.

Transactions with Affiliates and Insiders. Pursuant to Sections 23A and 23B of the Federal Reserve Act, Regulation W and Regulation O, the authority of FCB to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between FCB and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to FCB, as those prevailing for comparable nonaffiliated transactions. In addition, FCB generally may not purchase securities issued or underwritten by affiliates.

FCB receives management fees from its subsidiaries and the Parent Company for expenses incurred for performing various functions on their behalf. These fees are charged to each company based upon the estimated cost for usage of services by that company. The fees are eliminated from the consolidated financial statements.

Community Reinvestment Act. FCB is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income (“LMI”) neighborhoods. If FCB receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions would be imposed on our operating activities. In addition, in order for a FHC, like the Parent Company, to commence any new activity permitted by the BHCA or to acquire any company engaged in any new activity permitted by the BHCA, each IDI subsidiary of the FHC must have received a rating of at least “satisfactory” in its most recent examination under the CRA. FCB currently has a “satisfactory” CRA rating.

On October 24, 2023, the federal banking agencies adopted an interagency final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the federal banking agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. FCB is considered a large bank with assets of greater than $10 billion under the final rule, and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of LMI communities. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.

As part of the CIT Merger, BancShares implemented a community benefit plan for the combined bank. The community benefit plan was developed in collaboration with representatives of national, state, and local community reinvestment organizations. Under the community benefit plan, FCB committed to invest $16 billion over a five-year period beginning in 2021 in the communities served by FCB, including $3.2 billion in home purchase, home improvement and mortgage refinance loans focused on LMI and minority borrowers in majority-minority geographies, $5.9 billion in small business lending, and $6.9 billion in community development lending and investments. The plan also provides for $50 million in CRA grants.

In addition, FCB worked with national, statewide, and local community reinvestment organizations to establish an addendum to the bank’s existing commitment in connection with the SVBB Acquisition. On November 14, 2023, FCB announced an expanded commitment to communities in Northern California and Eastern Massachusetts. The addendum recognizes legacy Silicon Valley Bank relationships but establishes a new $6.5 billion community benefit target with the following components: $2.25 billion in small business lending, $3.6 billion in CRA development lending and investing, and $650 million in residential mortgages to LMI borrowers and in selected LMI census tracts. Additionally, FCB is committing to $35 million in CRA grants, with $10 million of that sum dedicated to an affordable home mortgage subsidy program.

Anti-Money Laundering and the United States Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) Regulation. Governmental policy in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require financial institutions to take steps to prevent the use of their systems to facilitate the flow of illegal or illicit money or terrorist funds and to report certain activity to the government. The USA PATRIOT Act of 2001 (the “Patriot Act”) and subsequent rules imposed additional compliance and due diligence obligations, including standards for verifying customer identification at account opening and maintaining expanded records, as well as beneficial ownership requirements.

An institution subject to the BSA, such as FCB (and FC International, as described below), in addition to maintaining a written BSA/AML compliance program, must also provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The United States has imposed economic sanctions on transactions with certain designated foreign countries, nationals and others. Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all the relevant laws and regulations, could have serious legal and reputational consequences, including material fines and sanctions. FCB has implemented a program designed to facilitate compliance with the full extent of the applicable BSA and OFAC related laws, regulations and related sanctions.

On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires certain entities to report beneficial ownership information to the United States Financial Crimes Enforcement Network (“FinCEN”) (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the United States Attorney General resulting in monetary sanctions exceeding $1 million will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to Suspicious Activity Reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the United States Department of the Treasury (“Treasury Department”) and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued final regulations implementing the amendments with respect to beneficial ownership and these rules went into effect on January 1, 2024.

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

To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the CFPB is responsible for interpreting and enforcing federal consumer financial laws that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.

Under TILA, as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight enumerated underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

Additionally, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an IDI with total assets of more than $10 billion, FCB is subject to the CFPB’s supervisory and enforcement authorities. In recent years, the CFPB has significantly increased its enforcement staff and been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The CFPB has launched an initiative aimed at eliminating or restricting a number of fees assessed by financial institutions, including overdraft and non-sufficient funds (“NSF”) fees as well as other transaction- and account management-related fees deemed by the CFPB to be “junk fees.” In January 2024, the CFPB proposed two rules addressing financial institutions’ consumer overdraft and NSF fee practices. The first proposed rule would narrow an existing exemption from the TILA and its implementing Regulation Z for the extension of overdraft credit, thereby subjecting overdraft credit to disclosure and other regulatory compliance obligations under those authorities. The second proposed rule would prohibit the imposition of NSF fees on transactions that are declined instantaneously or near-instantaneously. Further, in 2023, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. The CFPB found that these institutions engaged in unlawful overdraft practices by, among other things, systematically and repeatedly charging fees to customers with insufficient funds in their accounts, imposing overdraft fees without adequate disclosures, charging overdraft fees without proper consent, and misleading customers about the terms and costs of overdraft coverage.

The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and in certain circumstances allows state attorneys general to enforce compliance with both state and federal laws and regulations. The FDIC has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

Other Regulations applicable to the Parent Company and FCB
Privacy, Data Protection, and Cybersecurity. As a large financial institution, we are subject to a number of federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. These laws govern the collection, sharing, use, disclosure and protection of personal information, the intent of which is to increase transparency related to how personal information is processed, choices individuals have to control how their information is used and to protect the privacy of such information. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. Financial institutions, such as us, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information and, in some instances, notify regulators and/or customers in the event of a data breach under applicable laws.

The changing privacy laws in the United States create new individual privacy rights and impose increased obligations on companies handling personal information, including the California Consumer Privacy Act of 2018 (the “CCPA”), which applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023 and becomes enforceable on March 29, 2024, amended the scope and several of the substantive requirements of the CCPA, as well as created an administrative and enforcement division, specific to CCPA compliance.

In New York, the cybersecurity regulation (the “NY Cybersecurity Regulation”) adopted by the New York Department of Financial Services (“NYDFS”) in 2017, and subsequently amended through November 1, 2023, requires financial services institutions regulated by NYDFS, including BancShares or certain subsidiaries, to, among other things, implement certain cybersecurity controls and make reports to NYDFS upon the occurrence of certain cybersecurity events. The majority of the latest amended provisions of the NY Cybersecurity Regulation will take effect on April 29, 2024.

In April 2022, the federal banking agencies, including the FDIC, issued a rule mandating cybersecurity notification requirements for banking organizations and their service providers. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident”, as those terms are defined under the final rule. Banks’ service providers are required under the rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. Federal banking agencies have also adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

In July 2023, the SEC adopted new cybersecurity rules for public companies, like BancShares. Under these new rules, public companies must disclose a material cybersecurity incident within four days of management’s determination that the incident is material. Companies also must include enhanced cybersecurity risk assessment and management, strategy and governance disclosures, including disclosures regarding management’s role in overseeing the public company’s cybersecurity risk management and compliance program, in their annual reports. See Item 1C. Cybersecurity for additional information.

In Europe and in the United Kingdom, both the EU General Data Protection Regulation and the UK General Data Protection Regulation impose extensive obligations on companies that process personal data of individuals in Europe, with the potential for significant fines for non-compliance (up to four percent of total annual worldwide revenue). Some of its requirements include prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities.

Congress, federal and state regulators, as well as regulators outside the United States, have implemented or are considering implementing data protection laws or regulations, which could create new individual privacy rights and impose increased obligations on companies handling personal information, impacting our data security- and privacy-related internal controls and risk profile.

On October 19, 2023, the CFPB announced a proposed rule to adopt a regulation regarding personal financial data rights that is designed to promote “open banking.” If enacted as proposed, the regulation would require, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information.

On October 30, 2023, the Biden Administration issued an Executive Order on the use of and risks associated with artificial intelligence (“AI”) systems, requiring certain federal agencies, including the CFPB, to address potential discrimination in the housing and consumer financial markets relating to the use by financial institutions of AI technologies.

Climate-Related Regulation and Risk Management. In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, such as BancShares, including by encouraging such banks to: (1) ensure that management of climate-related risk exposures has been incorporated into existing governance structures; (2) evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; (3) account for the effects of climate change in stress testing scenarios and systemic risk assessments; (4) revise expectations for credit portfolio concentrations based on climate-related factors; (5) consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; (6) evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; (7) incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and (8) prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

In 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. In 2022, the FDIC and FRB issued their own proposed principles for climate risk management by larger banking organizations. On October 24, 2023, the federal banking agencies jointly finalized principles for climate-related financial risk management for banking organizations with $100 billion or more in total consolidated assets. The principles are consistent with the risk management framework in the agencies’ existing rules and regulations, with a focus on addressing physical and transition risks associated with climate change. The principles cover the following areas: strategic planning; governance; policies, procedures, and limits; data, risk measurement and reporting; risk management; and scenario analysis. Based on our asset size, BancShares is expected to implement the principles under the guidance. The guidance sets forth principles which the agencies expect will be incorporated into the risk-management programs of covered banking organizations, but not binding requirements. BancShares expects that its examiners will refer to the principles in the guidance as best practices for managing climate-related financial risks. In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks.

Separate from the federal banking agencies, on March 21, 2022, the SEC issued a proposed climate disclosure rule, which if adopted, would require BancShares to disclose certain climate-related information such as governance of climate-related risks and relevant risk management processes that could affect it, a climate related financial statements matrix and more. Implementation of the proposed climate disclosure rule has been delayed by the SEC on multiple occasions, and the proposed rule has yet to be finalized. On December 6, 2023, the SEC noted in its regulatory agenda that the adoption of final climate disclosure rules has been moved to April 2024.

Compensation. Our compensation practices are subject to oversight by the Federal Reserve and, with respect to some of our subsidiaries, by other financial regulatory agencies. The federal banking regulators have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations take into account risk factors and are consistent with the safety and soundness of the organization. The guidance also provides that supervisory findings with respect to incentive compensation will be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or other corporate decisions. The guidance further provides that the regulators may pursue enforcement actions against a banking organization if its incentive compensation and related risk management, control or governance processes pose a risk to the organization’s safe and sound practices. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations requiring covered financial institutions to prohibit incentive compensation arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution.

In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions mandated by Section 954 of the Dodd-Frank Act. The final rules directed U.S. stock exchanges to require listed companies to implement, disclose and enforce clawback policies to recover excess incentive-based compensation that current or former executive officers received based on financial reporting measures that are later restated. In June 2023, the SEC approved the proposed clawback listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”), which now require Nasdaq-listed companies, including BancShares, to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to their annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. Our clawback policy is filed herein as Exhibit 97.

Other Regulated Subsidiaries
As noted above, certain subsidiaries of the Parent Company and FCB are subject to regulation, supervision, and examination by the SEC, FINRA, state regulatory agencies, and other regulatory authorities as “regulated entities.”

FCB’s insurance activities are subject to licensing and regulation by state insurance regulatory agencies. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things: licensing companies and agents to transact business; establishing statutory capital and reserve requirements and the solvency standards that must be met and maintained; regulating certain premium rates; reviewing and approving policy forms; regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements; approving changes in control of insurance companies; restricting the payment of dividends and other transactions between affiliates; and regulating the types, amounts and valuation of investments. Our Vermont insurance captive subsidiary is required to file reports, generally including detailed annual financial statements, with the insurance regulatory authority, and its operations and accounts are subject to periodic examination by such authorities.

Specialty business operations, specifically the rail, maritime, and other equipment financing operations, are subject to various laws, rules, and regulations administered by authorities in jurisdictions where business is conducted. In the United States, equipment financing and leasing operations, including for railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the United States Department of Transportation, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the United States Coast Guard, and the United States Environmental Protection Agency. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters.

In connection with the CIT Merger, FCB established as a wholly-owned subsidiary, FC International, Inc. (“FC International”), which is a corporation chartered by the Federal Reserve pursuant to Section 25A of the Federal Reserve Act (“Edge Act”) and the Federal Reserve’s Regulation K. Edge Act corporations are banking organizations that are authorized to engage in international banking and foreign financial transactions, and the U.S. activities of such corporations are generally limited to those that are incidental to their foreign operations. FCB established FC International for the purpose of holding the equity interests in the foreign nonbank subsidiaries (“foreign companies”) that FCB acquired in the CIT Merger. Certain of the foreign companies have been, or are in the process of being, wound-down or dissolved. The active foreign companies acquired by FCB support the railcar leasing business acquired from CIT in Canada and Mexico. FC International is subject to supervision and regulation by the Federal Reserve, including examination, reporting, capital, and the BSA and AML requirements pursuant to the Edge Act and the Federal Reserve’s Regulation K.

Available Information

We make available on our investor relations website (ir.firstcitizens.com/overview/default.aspx) BancShares’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information electronically filed by BancShares. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report.

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
▪We encounter significant competition that may reduce our market share and profitability.

•Operational Risks: The risks of loss resulting from inadequate or failed processes, staffing and systems or from external events.
▪We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.
▪A cyberattack, information or security breach, or a technology outage of ours or of a third-party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and update our operational and security systems and infrastructure. This could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.

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

We plan to continue to grow our business organically. However, we have pursued and expect to continue to pursue acquisition opportunities that we believe support our business strategies and may enhance our profitability. We must generally satisfy a number of material conditions prior to consummating any acquisition including, in many cases, federal and state regulatory approval or requirements, and we may be subject to potentially increased regulatory requirements in the future. Our regulators will consider, among other things, our capital, liquidity, profitability, regulatory compliance, adequacy of risk management, and levels of goodwill when considering acquisition and expansion proposals. The Federal Reserve, FDIC, and OCC are currently reevaluating the framework for review of bank mergers and acquisitions. On January 29, 2024, the OCC announced a proposed rule to eliminate expedited processing and use of streamlined application forms with respect to transactions subject to its review and approval under the BMA. Additionally, the OCC’s proposal highlights additional scrutiny of transactions generally. The Federal Reserve and FDIC have not proposed a similar rulemaking, but the agencies may be impacted or influenced by the actions of the OCC.

We may fail to complete strategic and competitively significant business opportunities as a result of our inability to obtain required regulatory approvals in a timely manner or at all, or the approval for such opportunity could include conditions imposing additional costs or limitations that reduce the anticipated related benefits. Our recent acquisitions include the SVBB Acquisition in March 2023 and the CIT Merger in January 2022.

We may fail to realize the anticipated benefits of our previous acquisitions and fully integrating our prior acquisitions may be more difficult, costly or time-consuming than expected. Acquisitions of financial institutions, assets of financial institutions or other operating entities involve operational risks and uncertainties. In addition, acquired companies or assets may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write downs or write-offs, additional regulatory requirements or difficulty retaining key employees and customers.

In the past, we have acquired, and may in the future continue to acquire, the assets and assume certain liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted transactions, such as the SVBB Acquisition, present unique risks because of the limited due diligence, expedited timelines and minimal negotiation of terms. To mitigate certain of those risks, including credit risks of acquired loans, FDIC-assisted transactions typically provide for FDIC assistance, including potential loss-sharing. For example, in connection with the SVBB Acquisition, FCB entered into a commercial shared loss agreement with the FDIC pursuant to which the FDIC is obligated to reimburse FCB for (i) 0% of losses on the first $5 billion of covered loans and (ii) 50% of losses in excess of $5 billion on covered loans. In addition, FCB agreed to reimburse the FDIC for 50% of recoveries related to covered loans in the SVBB Acquisition. Although loss sharing agreements reduce the credit risks of, and capital required for, FDIC-assisted transactions, these transactions often require additional resources and time to service acquired problem loans, costs related to integration of personnel and operating systems, and the establishment of processes and internal controls to service acquired assets in accordance with applicable FDIC standards. If the covered loans are not managed in accordance with the commercial shared loss agreement, the FDIC has the right to refuse or delay payment for loan losses.

Furthermore, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective date of the transaction. Therefore, the amount that we realize on the loans acquired in the SVBB Acquisition could differ materially from the carrying value that will be reflected in our consolidated financial statements, based upon the timing and amount of collections on the covered loans in future periods. Any losses we experience on the assets acquired in the SVBB Acquisition that are not covered under the commercial shared loss agreement could have an adverse effect on our business, financial condition, results of operations and prospects.

Following the consummation of the SVBB Acquisition, the size and geographic and operational scope of our business has increased significantly. The SVBB Acquisition was a substantial reason for our increased asset size from total consolidated assets of $109.30 billion at December 31, 2022 to $213.76 billion at December 31, 2023. The SVBB Acquisition, like the CIT Merger, increased the breadth and complexity of our business with the addition of new business lines in which we have not previously engaged and expanded our geographic scope to new areas. Further, legacy Silicon Valley Bank loans were concentrated within certain industries, including technology, life science and healthcare, and with private equity and venture capital clients. Our future success depends, in part, upon the ability to manage this expanded business while strengthening our reputation among the venture capital and private equity communities, and other participants in the industries that legacy Silicon Valley Bank served, which will pose substantial challenges for management, including challenges related to the management and monitoring of new and expanded operations and associated increased costs and complexity.

Due to these and other issues relating to acquisitions, we may not be able to realize projected cost savings, synergies or other benefits associated with any prior or future acquisition. Failure to efficiently integrate any acquired entities or assets into our existing operations could significantly increase our operating costs and consequently have material adverse effects on our financial condition and results of operations.

We encounter significant competition that may reduce our market share and profitability.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry, and we expect competition to intensify. We compete with other banks and specialized financial services providers in our market areas. Our primary competitors include local, regional and national banks; credit unions; commercial finance companies; leasing companies; various wealth management providers; independent and captive insurance agencies; mortgage companies; and other non-bank providers of financial services. Some of our larger competitors, including certain banks with a significant presence in our market areas, have the capacity to offer products and services we do not offer, which may enable them to be more aggressive than us in competing for loans and deposits. Some of our non-bank competitors operate in less stringent regulatory environments, and certain competitors are not subject to federal or state income taxes. The fierce competitive pressures that we face adversely affect pricing for many of our products and services.

Additionally, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods without involving banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or virtual accounts. Consumers can also complete transactions, such as paying bills or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers. Accordingly, digital asset service providers—which, at present, are not subject to as extensive regulation as banking organizations and other financial institutions—have become active competitors for our customers’ banking business and may have greater flexibility in competing for business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, an initiative by the CFPB, as prompted by the Biden Administration, to promote “open and decentralized banking” through the proposal of a personal financial data rights rule designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions could lead to greater competition for products and services among banks and nonbanks alike if a final rule is adopted. The timing of and prospects for any such action are uncertain at this time. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Certain provisions in our Certificate of Incorporation and Bylaws may prevent a change in management or a takeover attempt that a stockholder might consider to be in their best interests.

We are a BHC incorporated in the state of Delaware. Certain anti-takeover provisions under Delaware law and certain provisions contained in our Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation) and Amended and Restated Bylaws (our “Bylaws”) could delay or prevent the removal of our directors and other management. The provisions could also delay or make more difficult a tender offer, merger or proxy contest a stockholder might consider to be in their best interests. For example, our Certificate of Incorporation and Bylaws:

•allow the Board to issue and set the terms of preferred shares without further stockholder approval;
•limit who can call a special meeting of stockholders;
•establish advance notice requirements for nominations for election to the Board and proposals of other business to be considered at annual meetings of stockholders; and
•authorize the issuance of two classes of common stock, one of which, Class B common stock, par value $1 per share (“Class B common stock”), is entitled to cast 16 votes per share. As of December 31, 2023, approximately 30% of the outstanding shares of Class B common stock were owned and entitled to be voted by our directors and executive officers and certain of their affiliates.

These provisions, as well as provisions of the BHCA and other relevant statutes and regulations that require advance notice and applications for regulatory approval of changes in control of banks and BHCs, may discourage bids for our common stock at a premium over market price, adversely affecting the price that could be received by our stockholders for our common stock. Additionally, the fact that the Holding family and entities related to various family members hold or control shares representing approximately 50% of the voting power of our common stock may discourage potential takeover attempts and bids for our common stock at a premium over market price.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders. This could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholder to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our choice of forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

As an FHC, we are a separate legal entity from FCB. We derive most of our revenue and cash flow from dividends paid by FCB. These dividends are the primary source from which we pay dividends on our common and preferred stock and interest and principal on our debt obligations. State and federal laws impose restrictions on the dividends that FCB may pay to us. In general, we are required to submit an annual capital plan to the FRB that includes any planned dividends, redemptions, or stock repurchases over a set planning horizon. The FRB could prohibit or limit our payment of dividends, redemptions, or stock repurchases if it determines that payment of the dividend or such redemption or stock repurchase would constitute an unsafe or unsound practice. In the event FCB is unable to pay dividends to us for an extended period of time, we may not be able to service our debt obligations or pay dividends on our common or preferred stock, and the inability to receive dividends from FCB could consequently have a material adverse effect on our business, financial condition and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The rapid growth of new digital technologies related to the digitization of banking services and capabilities, including through internet services, smart phones and other mobile devices, requires us to continuously evaluate our product and service offerings to ensure they remain competitive. These trends were accelerated by the COVID-19 pandemic increasing demand for mobile banking solutions. Our success depends in part on our ability to adapt and deliver our products and services in a manner responsive to evolving industry standards and consumer preferences. New technologies by banks and non-bank service providers may create risks if our products and services are no longer competitive with then-current standards, and could negatively affect our ability to attract or maintain a loyal customer base. In addition, our utilization of new technologies may also create risks that our customers may not be ready for or may not adopt such technologies. We may not be able to effectively implement new technology-driven products and services that allow us to remain competitive or be successful in marketing these products and services to our customers. These risks may affect our ability to grow and could reduce our revenue streams from certain products and services, while increasing expenses associated with developing more competitive solutions, which could adversely affect our results of operations and financial condition.

We are subject to reputational risks that could harm our business and prospects. If we were subject to reputational harm, it could have a material adverse impact on our business, financial condition and results of operations.

Maintaining our reputation is important to our business and our brand. We are subject to reputational risks that could harm our business and prospects and arise from numerous sources, including those discussed further in this Annual Report on Form 10-K. Sources of reputational risks may include, among others, cyberattacks, legal claims and regulatory action, fraudulent activities aimed at us or parties with whom we do business, inaccurate or incomplete data, insufficient operational infrastructure or oversight, malicious actions by employees, non-compliance with applicable law or regulatory policies by us or parties with whom we do business, any inability to provide reliable financial reports or maintain effective internal controls, failure of our environmental, social and governance (“ESG”) practices to meet investor or stakeholder expectations, and public perceptions of our business practices, including our deposit pricing and acquisition activity.

Our reputation may also be damaged by adverse publicity or negative information regarding us, whether or not true, that may be published or broadcast by the media or posted on social media, non-mainstream news services or other parts of the internet. This risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels.

Reputational harm may lead to, among other things, a decline in our deposit balances and have a material adverse impact on our business, financial condition and results of operations.

Operational Risks

We face significant operational risks in our businesses and may fail to maintain appropriate operational infrastructure and oversight.

Safely conducting and growing our business requires that we create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including, but not limited to, employee fraud, customer fraud, control lapses in bank operations and information technology, and pace of change brought about by organizational growth. Our dependence on our employees and internal and third-party automated systems and vendors to record and process transactions may further increase the risk that technical failures or system-tampering will result in losses that are difficult to detect. Our internal controls that are intended to safeguard and maintain our operational and organizational infrastructure and information, as well as oversee and monitor control effectiveness, have inherent limitations and may not be successful. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, our railcars are used to transport a variety of products including, but not limited to, cement, energy products, chemicals and coal. An accidental derailment of these railcars could result in personal injury and property damage, which could be significant, as well as potential environmental remediation and restoration obligations and penalties. Failure to maintain appropriate operational infrastructure and oversight or to safely operate our business can lead to loss of service to customers, reputational harm, legal actions and noncompliance with various laws and regulations, all of which could have a material adverse impact on our business, financial condition and results of operations.

A cyberattack, information or security breach, or a technology outage of ours or of a third-party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential customer or employee data or proprietary information, and increase our costs to maintain and update our operational and security systems and infrastructure. This could adversely impact our results of operations, liquidity and financial condition, as well as cause us legal or reputational harm.

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

We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks include computer viruses, malicious or destructive code, ransomware, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary or personal data. As cyber threats continue to evolve, we have been and will continue to be required to expend significant resources to continuously enhance our protective measures and may be required to expend significant resources to investigate and remediate any information security vulnerabilities or incidents. We anticipate we will continue to experience cyberattacks, and we acknowledge that we cannot implement guaranteed preventive measures against all security threats. Additionally, a security breach may be difficult to detect, even after it occurs, which may compound the issue related to such breach.

Continued geopolitical and geographical turmoil, including the ongoing conflicts in Ukraine and the Middle East, as well as increasing tensions in the South China Sea, has heightened the risk of cyberattacks and has created new risks for cybersecurity. For example, the United States government has warned that sanctions imposed against Russia by the United States in response to its conflict with Ukraine could motivate Russia to engage in malicious cyber activities against the United States. In addition, the United States government has warned that Iran may pose an increased cyber threat to U.S. critical infrastructure, such as the financial services sector, as the conflicts in the Middle East continue. If such cyberattacks occur, it could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of the conflict and retaliatory measures is continually evolving and cannot be predicted with certainty. Compared to previous years, FCB has a higher risk of being impacted by geopolitical events due to FCB’s expanded geographic footprint and increased prominence. Our Enterprise Cyber Security Office (“ECSO”) continues in its efforts to closely monitor changes in the threat landscape.

Cybersecurity risks for large banking institutions, such as FCB, have significantly increased in recent years in part because of the proliferation of new technologies, including generative AI, the use of the internet and mobile banking to conduct financial transactions, and the increased sophistication of criminal activities. Cyberattacks involving large financial institutions, including distributed denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, as well as targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated. In particular, there has been an observed increase in the number of distributed denial of service attacks against the financial sector over the past year, which increase is believed to be partially attributable to politically motivated attacks as well as financial demands coupled with extortion. These risks are expected to continue and further intensify in the future. For example, we will likely see an increase in cybersecurity risks in the future as we continue to augment our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, financially motivated attacks remain a challenge from a cybercrime perspective due to the increased sophistication and activities of threat actors, which may include organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced control environment may be vulnerable to compromise given the possibility of employee error, failures to follow security procedures or malfeasance. Additionally, the increase of supply chain attacks, including potential attacks on third parties with access to our data or those providing critical services to us, remain an operational risk. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate and remediate any information security vulnerabilities. Furthermore, past and future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

We also face indirect technology, cybersecurity and operational risks relating to customers and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors and other external dependencies; regulators; and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, an event that materially degrades, or disrupts systems of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation interconnectivity and complexity increases the risk of operational failure, for both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyberattack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk or expand our businesses.

Cyberattacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyberattack on our systems has been successful, correct or not, may damage our reputation with customers and third parties. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and that of our customers, or damage to our customers’ and third parties’ computers or systems. In addition, such penetration or circumvention could result in a violation of applicable data privacy and protection laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs and additional compliance costs. The consequences and results of any such penetration or circumvention could adversely impact our results of operations, liquidity and financial condition.

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

We are subject to litigation risks in the ordinary course of our business. Claims and legal actions, including supervisory actions by our regulators, that have been or may be initiated against us (including against entities that we acquire) from time to time could involve large monetary sums and significant defense costs. During the last credit crisis, we saw the number of cases and our expenses related to those cases increase and we expect to see the same in future credit crises. The outcomes of such cases are always uncertain until finally adjudicated or resolved.

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

Substantial legal claims or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured legal liabilities and regulatory actions which could adversely affect our results of operations and financial condition. For additional information, refer to the Notes to the Consolidated Financial Statements, Note 24—Commitments and Contingencies, in this Annual Report on Form 10-K.

We depend on qualified personnel for our success and may not be able to retain or attract such personnel.

As a human capital-intensive business, our success depends to a great extent on our ability to attract and retain highly skilled and qualified executive officers and management, financial, compliance, technical, operations, sales, and support employees, which has taken on heightened importance because of the significant expansion of the size and geographic and operational scope of our business that occurred in connection with the CIT Merger and SVBB Acquisition. We face significant competition in the recruitment of qualified executive officers and employees. Losses of, or changes in, our current executive officers or other personnel and their expertise and services, or substantial increases in the costs of employee compensation or benefits, may disrupt our business and could adversely affect our financial condition and results of operations. We have developed an executive officer succession plan intended to avoid significant disruptions in our business, but it may be ineffective, or we may fail in implementing it. In order to be successful in retaining current executive officers and other key personnel we recognize that it is important to both maintain personnel to support current operations, as well as attract and hire additional key personnel to assist with executing growth, expansion and acquisition strategies. We may be unsuccessful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies, all of which could cause those strategies to fail or be less successful than they would otherwise be.

Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. In October 2022, the SEC adopted final rules requiring national securities exchanges, including Nasdaq where we are currently listed, to establish new listing standards relating to policies for the recovery of erroneously awarded incentive-based compensation, which are often referred to as “clawback policies.” The final rules directed U.S. stock exchanges to require listed companies to implement, disclose and enforce clawback policies to recover excess incentive-based compensation that current or former executive officers received based on financial reporting measures that are later restated. In June 2023, the SEC approved the Nasdaq’s proposed clawback listing standards, which now require us and other Nasdaq-listed companies to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to our annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. If, as a result of complying with the new rules, we are unable to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected.

We are exposed to losses related to fraud.

As technology continues to evolve, criminals are using increasingly more sophisticated techniques to commit and hide fraudulent activity. Fraudulent activity that we have been and are likely to continue to be exposed to can come in many forms, including debit card/credit card fraud, check fraud, wire fraud, electronic scanning devices attached to ATM machines, social engineering, digital fraud, malware, and phishing, smishing, or vishing attacks to obtain personal information and fraudulent impersonation of our customers through the use of falsified documents, fake identification, or stolen credentials. We expect that combating fraudulent activities as they evolve will require continued ongoing investments and attention in the future as significant fraud could cause us direct losses or impair our customer relationships, among other potential consequences, adversely impacting our reputation or results of operation.

Our business and financial performance could be impacted by natural or man-made disasters, global pandemics, acts of war or terrorist activities, climate change or other adverse external events.

Natural or man-made disasters (including, but not limited to, earthquakes, hurricanes, tornadoes, floods, tsunamis, fires, pollution, and explosions), global pandemics, acts of war, terrorist activities, climate change or other adverse external events could hurt our financial performance (i) directly through damage to our facilities or other impacts to our ability to conduct business in the ordinary course, and (ii) indirectly through such damage or impacts to our customers, suppliers or other counterparties. In particular, a significant amount of our business is concentrated in North Carolina, South Carolina, California, Texas, New York and Florida, including areas where our facilities and retail and commercial customers have been and in the future could be impacted by hurricanes and flooding, earthquakes wildfires, and rising sea levels. We also do business in Georgia, Virginia, Nebraska, Arizona, New Jersey, Hawaii, Nevada, as well as in Canada, all of which also include areas significantly exposed to the foregoing risks. We could also suffer adverse results to the extent that disasters, wars, terrorist activities, riots or civil unrest affect the broader markets or economy or our operations specifically. Our ability to minimize the consequences of such events is in significant measure reliant on the quality of our disaster recovery planning and our ability, if any, to forecast the events, and such quality and ability may be inadequate.

There has been increasing political and social attention to the issue of climate change and related environmental sustainability matters. Federal and state legislators and regulatory agencies have proposed and continue to advance numerous legislative and regulatory initiatives seeking to mitigate the negative effects of climate change. For example, on October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risk as an “emerging threat” to financial stability, on December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets, on March 21, 2022, the SEC issued proposed requirements for companies to disclose information about climate-related risks that are likely to have an impact on their business, as well as climate goals or planning processes that the company has developed in response thereto, and on March 30, 2022 and December 2, 2022, the FDIC and Federal Reserve issued their own proposed principles, respectively, for climate risk management by larger banking organizations, and on October 24, 2023, the federal banking agencies jointly finalized principles for climate-related financial risk management for banking organizations with $100 billion or more in total consolidated assets. On December 6, 2023, the SEC noted in its regulatory agenda that it has delayed the adoption of a final rule on disclosure of climate-related risks until April 2024. There is no assurance as to the timing of a final rule or if the rule will be adopted as proposed. In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks. See Item 1. Business—Regulatory Considerations—Other Regulations applicable to the Parent Company and FCB—Climate-Related Regulation and Risk Management for additional information. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would expect to experience increased compliance costs and other compliance-related risks. Moreover, this could result in increased management time and attention to ensure we are compliant with the regulations and expectations. Such climate change-related measures may also result in the imposition of taxes and fees, the required purchase of emission credits or the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs.

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

We rely on third-party vendors to provide key components of our business infrastructure, and our vendors may be responsible for or contribute to failures that adversely affect our operations.

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers. Third party vendors also present information security risks to us, both directly and indirectly through our customers. Our monitoring of significant vendor risks, including the financial stability of critical vendors, may be inadequate and incomplete. These effects include the direct impact of disease as well as secondary effects on third-party vendors, including pandemic-related changes to how vendors are engaged, onboarded and monitored. The failure of a critical third-party vendor to provide key components of our business infrastructure could substantially disrupt our business and cause us to incur significant expense while harming our relationships with our customers.

The quality of our data could deteriorate and cause financial or reputational harm to FCB.

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

Malicious action by an employee could result in harm to our customers or FCB.

Several high-profile cases of employee misconduct have occurred at other financial institutions. Such an event may lead to large regulatory fines, as well as an erosion in customer confidence, which could impact our financial and competitive position. Our system of controls and procedures addressing employee misconduct and our employee code of ethics and policies governing our compensation, conduct and sales practices may be inadequate to deter and respond to potential employee misconduct. Malicious actions by an employee could have a wide range of adverse consequences such as legal liability and reputational harm.

Deposit insurance premiums levied against banks, including FCB, may increase if the number of bank failures increase or the cost of resolving failed banks increases.

The FDIC maintains a Deposit Insurance Fund (“DIF”) to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on IDIs including FCB. Future deposit premiums paid by banks, including FCB, will depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. For example, in November 2023, the FDIC finalized a special assessment of $16.30 billion, of which $64 million was FCB’s assessed amount to help recoup losses to the DIF from protecting uninsured depositors following the bank closures earlier in 2023. We may be required to pay significantly higher FDIC premiums if market developments change such that the DIF balance is reduced or the FDIC changes its rules to require higher premiums.

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

We maintain an allowance for loan and lease losses (“ALLL”) that is designed to cover expected credit losses on loans and leases that borrowers may not repay in their entirety. A reserve is also maintained in other liabilities to cover expected losses for off-balance sheet credit exposures. The ALLL may not be sufficient to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Accounting measurements related to asset impairment and the ALLL require significant estimates that are subject to uncertainty and revisions driven by new information and changing circumstances. The significant uncertainties surrounding our borrowers’ abilities to conduct their businesses successfully through changing economic environments, competitive challenges and other factors complicate our estimates of the risk and amount of loss on any loan. Due to the degree of uncertainty and the susceptibility to change, the actual losses may vary substantially from current estimates. We also expect fluctuations in the ALLL due to economic changes nationally as well as locally within the states in which we conduct business. In addition, the reserve related to off-balance sheet credit exposures may not be sufficient to cover actual losses, and future provisions for such losses could also materially and adversely affect our operating results and are also subject to significant uncertainties and fluctuations.

As an integral part of their examination process, our banking regulators periodically review the ALLL and may require us to increase it by recognizing additional provisions for credit losses charged to expense or to decrease the allowance by recognizing loan charge-offs, net of recoveries. Any such required additional credit loss provisions or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

Our concentration of loans and leases in certain industries increases the risk for losses and could impair our earnings if these industries experience economic difficulties.

Our loans and leases include concentrations in certain industries in healthcare, such as medical and dental industries, as well as the rail business. A significant portion of the loans acquired in the SVBB Acquisition were concentrated within certain industries, including technology, life science and healthcare, and with private equity and venture capital clients, areas in which we did not have significant exposure prior to the SVBB Acquisition. Although we believe our combined loan portfolio is diversified, borrowers in certain industries may have a heightened vulnerability to negative economic conditions. For example, statutory or regulatory changes relevant to the medical and dental industries, or economic conditions in the market generally, could negatively impact these borrowers’ businesses and their ability to repay their loans with us. Additionally, smaller practices such as those in the dental industry generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, and generally have a heightened vulnerability to negative economic conditions. Repayment of loans in the portfolios for early-stage and mid-stage privately held companies, including those acquired in the SVBB Acquisition, may depend upon receipt by those borrowers of additional financing from venture capitalists or others, or, in some cases, a successful sale to a third-party, public offering or other form of liquidity event. In addition, decreases in the amount of equity capital available to early-stage and mid-stage companies, including through a decrease in merger and acquisition activity, could adversely impact the ability of borrowers to repay our loans in these industries. If such events occur, our levels of nonperforming assets and charge offs may increase, and we may be required to increase our ALLL through additional provisions on our income statement, which would reduce reported net income and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Deteriorating credit quality and our reliance on junior liens may adversely impact our business and our results of operations.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans and other obligations in accordance with the terms of the relevant agreements, and that any collateral securing the payment of their loans and obligations may be insufficient to assure full repayment. Credit losses are inherent in the business of making loans and entering into other financial arrangements. Factors that influence our credit losses include overall economic conditions affecting businesses and consumers, generally, but also residential and CRE valuations. For example, real property collateral values may be impacted by economic conditions in the real estate market and may result in losses on loans that, while adequately collateralized at the time of origination, become inadequately collateralized over time. CRE loans may involve a higher risk of default compared to our other types of loans as a result of several factors, including, but not limited to, prevailing economic conditions and volatility in real estate markets, occupancy, rental collections, interest rates, and collateral value. Recent trends including the growth of e-commerce, adverse impacts of the COVID-19 pandemic, and long-term work-from-home arrangements, as well as increases in variable rates on CRE loans in connection with the significant increase over a span of 17 months in the target for the federal funds rate from near zero to 5.25% - 5.50% by July 2023, have had an adverse impact on the CRE sector, including retail stores, hotels and office buildings, creating greater risk exposure for our CRE loan portfolio. In addition, our reliance on junior liens is concentrated in our consumer revolving mortgage loan portfolio. Approximately two-thirds of the consumer revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans may cause the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan becoming effectively unsecured. Inadequate collateral values, rising interest rates and unfavorable economic conditions could result in greater delinquencies, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Our financial condition could be adversely affected by the soundness of other financial institutions.

The soundness and stability of many financial institutions may be closely interrelated as a result of credit, trading, clearing, counterparty and other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. For example, the failures of several high-profile banking institutions in early 2023 caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. In response to the recent bank failures, the United States government has proposed a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and BHCs, including us. In addition, we have exposure to numerous financial services providers, including banks, securities brokers and dealers and other financial services providers. Our monitoring of the financial conditions of financial institutions with which we have credit exposure is inherently limited and may be inadequate, and transactions with those institutions expose us to credit risk through the possibility of counterparty default.

Market Risks

Unfavorable economic or political conditions, as considered through a range of metrics, have and could continue to adversely affect our business.

Our business is subject to periodic fluctuations based on international, national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled and have had and may continue to have or further have a material adverse impact on our operations and financial condition. Our banking operations are primarily located within several states but are locally oriented and community-based. Our retail and commercial banking activities are primarily concentrated within the same geographic footprint. The markets in which we have the greatest presence are North Carolina, South Carolina, California, Texas, New York, and Florida. We also do business in Canada, primarily related to our rail portfolio. Worsening economic conditions within our markets, particularly within those with our greatest presence, could have a material adverse effect on our financial condition, results of operations and cash flows. Accordingly, we expect to continue to be dependent upon local business conditions, rail industry conditions and conditions in the local residential and commercial real estate markets we serve. Unfavorable changes in unemployment, real estate values, inflation, interest rates, foreign currency exchange rate fluctuations and other factors could weaken the economies of the communities we serve and otherwise adversely affect our business. Thus far, this includes higher unrealized losses on investment securities, but could create additional adverse impacts to provision for credit losses and declines in demand for our products and services.

We conduct limited business operations in certain foreign jurisdictions, and we engage in certain cross border lending and leasing transactions. An economic recession or downturn or business disruption associated with the political or economic environments in the international markets in which we operate could similarly adversely affect us.

In addition, the political environment, the level of United States debt and global economic conditions can have a destabilizing effect on financial markets. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy. For example, a U.S. government debt default, threatened default, or downgrade of the sovereign credit ratings of the United States by credit rating agencies, could have an adverse impact on the financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. debt ceiling and budget deficit concerns in recent years have increased the possibility of U.S. government shutdowns, forced federal spending reductions, debt defaults, credit-rating downgrades and an economic slowdown or recession in the United States. Political tensions may make it difficult for Congress to agree on any further increases to or suspension of the debt ceiling in a timely manner or at all, which may lead to a default by the U.S. government or downgrades of its credit ratings. Many of the investment securities held in FCB’s portfolio are issued by the U.S. government and government agencies and sponsored entities, which are generally viewed as among the most conservative investment options. While the likelihood may be remote, a government default or threat of default would impact the price and liquidity of U.S. government securities. A debt default or further downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, commonly known as Fannie Mae and Freddie Mac, respectively, as well as the Federal Home Loan Banks (“FHLBs”). Since banks are sensitive to the risk of downturns, the stock prices of all banks typically decline, sometimes substantially, if the market believes that a downturn has become more likely or is imminent. This effect can and often does occur indiscriminately, initially without much regard to different risk postures of different banks. Weakness in any of our market areas could have an adverse impact on our earnings, and consequently, our financial condition and capital adequacy.

Failure to effectively manage our interest rate risk could adversely affect us.

Our results of operations and cash flows are highly dependent upon net interest income (“NII”). Interest rates are highly sensitive to many factors that are beyond our control, including general economic and market conditions and policies of various governmental and regulatory agencies, particularly the actions of the Federal Reserve’s Federal Open Market Committee (“FOMC”). Changes in monetary policy, including changes in interest rates, could influence interest income, interest expense, and the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our NII and, therefore, our net income, could be adversely impacted.

If indicators show signs that inflation is stabilizing, the FOMC may begin to reduce interest rates over the next 12 months. Any future change in monetary policy by the Federal Reserve resulting in lower interest rates may negatively impact our performance and financial condition due to the composition of our interest rate sensitive assets and liabilities. Our portfolio is generally in a net asset-sensitive position whereby our assets reprice faster than our liabilities, which is generally concentrated at the short end of the yield curve. While our interest expense may decline, the impact on our interest-rate sensitive assets may be greater, resulting in a potential decrease to our NII.

As interest rates rise, our interest expense will increase and our net interest margin (“NIM”) may decrease, negatively impacting our performance and our financial condition. To the extent banks and other financial services providers compete for interest-bearing deposit accounts through higher interest rates, our deposit base could be reduced if we are unwilling to pay those higher rates. If we decide to compete with those higher interest rates, our cost of funds could increase and our NIM could be reduced, dependent on the timing and sensitivities of our interest-earning assets and interest-bearing liabilities. Additionally, higher interest rates may impact our ability to originate new loans. Increases in interest rates could adversely affect the ability of our borrowers to meet higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs.

We cannot control or predict with certainty changes in interest rates. The forecasts of future NII by our interest rate risk monitoring system are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the FOMC may have a direct impact on market interest rates. The Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. On January 1, 2022, the target range for the federal funds rate was 0%; however, over the past two years, the FOMC has steadily increased the target range, reaching a range of 5.25% to 5.50% as of December 31, 2023, with the FOMC deciding to maintain this target range as of January 31, 2024. Although economists are projecting that the target funds rate will most likely decline in small periodic increments, it remains uncertain whether the FOMC will begin to reduce the federal funds rate, the extent and frequency of any such reductions, whether the FOMC will leave the rate at its current elevated level for a lengthy period of time or whether FOMC will increase the targeted federal funds rate should inflation return to elevated levels.

The higher interest rate environment of recent periods, and our offerings of higher rates to attract or maintain deposits, has increased the cost of deposits, and may continue to do so, dependent on the Federal Reserve actions. In addition, the high interest rate environment has increased costs on our other funding sources, and may continue to do so, in the event we may need to issue debt.

Accounting for acquired assets may result in earnings volatility.

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on United States generally accepted accounting principles (“GAAP”). The rate at which those discounts are accreted is unpredictable and the result of various factors including prepayments and estimated credit losses. Post-acquisition credit deterioration results in the recognition of provision expense. Volatility in earnings could unfavorably influence investor interest in our common stock, thereby depressing the market value of our stock and the market capitalization of BancShares.

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

Our goodwill could become impaired in the future. At December 31, 2023, we had $346 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, comparing the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our financial results.

The market price of our common stock may be volatile.

Although publicly traded, our common stock, particularly our Class B common stock, has less liquidity and public float than many other large, publicly traded financial services companies. Lower liquidity increases the price volatility of our common stock and could make it difficult for our stockholders to sell or buy our common stock at specific prices.

Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors, including expectations of financial and operating results, actual operating results, actions of institutional stockholders, speculation in the press or the investment community, market perception of acquisitions, including the CIT Merger and the SVBB Acquisition, rating agency upgrades or downgrades, the anticipated or actual incurrence of additional debt, stock prices of other companies that are similar to us, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry. For example, the closing price per share of our Class A common stock, par value $1 per share (“Class A common stock”) on the Nasdaq Global Select Market ranged from a low of $509.06 to a high of $1,512.07 during the year ended December 31, 2023.

Liquidity Risks

If our current level of balance sheet liquidity were to experience pressure, it could affect our ability to pay deposits and fund our operations.

Our deposit base represents our primary source of core funding and balance sheet liquidity. We typically have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, these deposits are subject to fluctuation due to certain factors outside our control, such as increasing competitive pressures for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, or a loss of confidence by customers in us or in the banking sector generally which could result in a significant outflow of deposits within a short period of time, which may have a material adverse effect on our liquidity position. In circumstances where our ability to generate needed liquidity is impaired, we need access to other sources of funding such as borrowings from the FHLBs and the Federal Reserve, Federal Funds purchased lines, and brokered deposits. In connection with the SVBB Acquisition, FCB issued a five-year note of approximately $36 billion payable to the FDIC (the “Purchase Money Note”) and FCB also entered into an Advance Facility Agreement, dated as of March 27, 2023 and effective as of November 20, 2023 (the “Advance Facility Agreement”) with the FDIC, pursuant to which the FDIC is providing total advances available through March 27, 2025 of up to $70 billion (subject to certain limits described below under Item 8. Financial Statements and Supplementary Data, Note 2—Business Combinations), of which $15.11 billion was immediately available at December 31, 2023. We may draw on the Advance Facility Agreement through March 27, 2025 to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in connection with the SVBB Acquisition. While we maintain access to these non-core funding sources, including the Advance Facility Agreement, these sources are dependent on the availability of collateral as well as the counterparty’s willingness and ability to lend. Failure to access sources of liquidity may affect our ability to pay deposits and fund our operations.

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

Based on our asset size, we are subject to enhanced liquidity risk management requirements as a Category IV banking organization, including reporting, liquidity stress testing, a liquidity buffer and resolution planning, subject to the applicable transition periods. Were we to meet or exceed certain other thresholds for asset size and other risk-based factors, we would become subject to additional requirements under the Tailoring Rules. We expect to incur significant expense in continuing to develop policies, programs and systems designed to comply with all such requirements applicable to us. Failure to develop and maintain an adequate liquidity risk management and monitoring process may lead to adverse regulatory action (including possible restrictions on our activities), along with inadequate liquidity.

Fee revenues from overdraft and NSF programs may be subject to increased supervisory scrutiny.

Revenues derived from transaction fees associated with overdraft and NSF programs are included in noninterest income. In 2023, we collected approximately $42 million in overdraft fees (down from approximately $49 million in 2022), due to the reduction in our fees for overdrafts and elimination of NSF fees announced in January 2022. In 2021, certain members of Congress and the leadership of the CFPB expressed a heightened interest in bank overdraft and NSF programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and NSF fee revenues as well as observations regarding consumer protection issues relating to such programs and in October 2022, the CFPB published further guidance concerning unlawful practices related to overdraft fees. In January 2024, the CFPB published proposed rulemakings aimed at restricting financial institutions’ overdraft credit and NSF fee practices. The CFPB also has pursued enforcement actions against banking organizations, and their executives, that oversee overdraft and NSF practices that are deemed to be unlawful and has indicated that it will continue to do so.

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

Based on existing capital levels, we and FCB are well capitalized under current leverage and risk-based capital standards. Our ability to grow is contingent on our ability to generate or otherwise access sufficient capital to remain well capitalized under current and future capital adequacy guidelines.

We and FCB are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition and ability to make capital distributions would be adversely affected.

Under capital adequacy and other regulatory requirements, we, together with FCB, must meet certain capital adequacy and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings and other factors.

We and FCB are subject to capital rules issued by the federal banking agencies including required minimum capital and leverage ratios. Regulators have implemented and may, from time to time, implement changes to these regulatory capital adequacy and liquidity requirements. These requirements, and any other new laws or regulations related to capital or liquidity, or any existing requirements that we may become subject to as a result of our significantly increased asset size by virtue of the CIT Merger and SVBB Acquisition or future acquisitions, could adversely affect our ability to pay dividends, restrict certain business activities, including share repurchases, or compel us to raise capital, each of which may adversely affect our results of operations or financial condition. On July 27, 2023, the federal banking agencies issued a proposed rule to implement the Basel III endgame standards into the capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. The proposed rule would apply to FCB and BancShares directly based upon our current asset size. Refer to the “Regulatory Considerations” section in Item 1. Business of this Annual Report on Form 10-K for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

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

In connection with the SVBB Acquisition, FCB issued the five-year Purchase Money Note of approximately $36 billion payable to the FDIC, which was subsequently amended and restated to adjust the principal amount to approximately $36.07 billion. On August 29, 2023, the federal banking agencies released a notice of proposed rulemaking that requires large banks with total assets of $100 billion or more to maintain a minimum amount of long-term debt that can be used, in the instance of a bank’s failure, to absorb losses and increase options to resolve the failed bank. Our existing debt, together with any future incurrence of additional indebtedness, including under the Advance Facility Agreement and the Purchase Money Note, could have consequences that are materially adverse to our business, financial condition or results of operations. For example, it could: (i) limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (ii) restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; (iii) restrict us from paying dividends to our stockholders; (iv) increase our vulnerability to general economic and industry conditions; or (v) require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities.

Compliance Risks

We operate in a highly regulated industry, and the laws and regulations that govern our operations, taxes, corporate governance, executive compensation and financial accounting and reporting, including changes in them or our failure to comply with them, may adversely affect us.

We operate in a highly regulated industry and are subject to many laws, rules, and regulations at both the federal and state levels. These broad-based laws, rules, and regulations include, but are not limited to, expectations relating to AML, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive or abusive acts or practices, regulatory reporting, and community reinvestment,

In addition, we must comply with other regulations that protect the DIF and the stability of the United States financial system, including laws and regulations that, among other matters, prescribe minimum capital requirements, impose limitations on our business activities and investments, limit the dividends or distributions that we can pay, restrict the ability of our bank subsidiaries to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes in laws and regulations often result in additional compliance costs.

We are subject to extensive federal and applicable state regulation and supervision, primarily through FCB and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, amounts held within the DIF, and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, growth, and governance and controls, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and Nasdaq, as well as numerous other more recently enacted statutes and regulations, including the Dodd-Frank Act, Economic Growth Act, and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing our external audit and maintaining our internal controls. Such additional regulation and supervision may limit our ability to pursue business opportunities and result in a material adverse impact on our financial condition and results of operations.

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

Data privacy and security risks have become the subject of increasing legislative and regulatory focus in recent years. The federal banking agencies have proposed regulations that would enhance cyber risk management standards, which apply to a wide range of LFIs and their third-party service providers, including us and FCB, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Virtually all states have also proposed or adopted information security legislation and regulations, which require, among other things, notification to affected individuals and/or attorneys general, in the event of a data breach.

We collect, process, maintain, and store personal information of customers, prospects and employees. We employ data security and technology solutions to support adherence to our data protection obligations and risk mitigation efforts. The collection, sharing, use, disclosure, and protection of these types of information are governed by federal and state law. An increasing number of states have actual or proposed privacy and information security regulations, the intent of which is to increase transparency related to how personal information is processed, choices individuals have to control how their information is used and to protect the privacy of such information. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, and was amended in November 2020 by the CPRA, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CPRA, which became effective on January 1, 2023, amended the scope and several of the substantive requirements of the CCPA, as well as created an administrative and enforcement. In addition, NYDFS adopted the NY Cybersecurity Regulation in February 2017. The NY Cybersecurity Regulation requires that financial services institutions regulated by NYDFS, including BancShares, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, establish policies and procedures with respect to due-diligence evaluation and cybersecurity practices of vendors who will have access to the institution’s information systems or non-public information, annually certify compliance with the regulation, and provide notice to NYDFS within 72 hours of a cybersecurity event that has a reasonable likelihood of materially harming the institution or that must be reported to another government or self-regulating agency. NYDFS further amended its cybersecurity regulation effective November 1, 2023 with the majority of the amended provisions to take effect on April 29, 2024. Among other things, the adopted amendments will require new reporting, governance and oversight measures, enhanced cybersecurity safeguards and technical requirements, and mandatory notification to NYDFS in the event that the financial services institution makes an extortion payment in connection with a cybersecurity event involving it.

Congress and federal regulators have also implemented or are considering implementing similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final cybersecurity rule which took effect on April 1, 2022. In addition, in July 2023, the SEC adopted new cybersecurity disclosure rules for public companies, like BancShares. Refer to the “Regulatory Considerations” section of Item 1. Business of this Annual Report on Form 10-K for additional information regarding the various privacy, data protection and cybersecurity regulations that are applicable to BancShares.

We continue to monitor developments and changes to applicable privacy and information security regulations and adapt our current practices to changing requirements. Failure to meet regulatory requirements may subject us to fines, litigation, or regulatory enforcement actions. We acknowledge that changes to our business practices, policies, or systems, unplanned or otherwise, may also adversely impact our operating results.

We face heightened compliance risks related to certain specialty commercial business lines.

Our rail business line is subject to various laws, rules and regulations administered by authorities in various jurisdictions. In the United States, our equipment financing and leasing operations, including for our portfolio of railcars, maritime lending and other equipment financing and leasing, are subject to rules and regulations relating to safety, operations, maintenance and mechanical standards promulgated by various federal and state agencies and industry organizations, including the United States Department of Transportation, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the United States Coast Guard, and the United States Environmental Protection Agency. We are also subject to regulation by governmental agencies in foreign countries in which we do business. Our business operations and our equipment financing and leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our railcars, ships or other equipment, or could potentially make such equipment inoperable or obsolete. Failure to comply with these laws, rules and regulations could result in sanctions by regulatory agencies (including potential limitations on our future acquisitions or operations, or requirements to forfeit assets), civil money penalties, or reputation damage. Additionally, we may incur significant expenses in our efforts to comply with these laws, rules and regulations.

We are a Category IV banking organization and therefore subject to certain enhanced prudential standards and enhanced supervision by the Federal Reserve under the Dodd-Frank Act, and the federal banking regulators are considering additional enhanced prudential standards and requirements for all banking organizations with $100 billion or more in assets.

Based on our asset size, we are subject to enhanced prudential standards under Section 165 of the Dodd-Frank Act, as amended by the Economic Growth Act, and implemented by the federal banking agencies’ Tailoring Rules, subject to the applicable transition periods. The federal banking agencies are re-evaluating the applicability of enhanced prudential standards for Category IV and Category III banking organizations, and there may be changes to the Tailoring Rules to apply additional enhanced prudential standards to such organizations, which would increase BancShares’ compliance costs. Along with our growth, expectations are heightened to maintain strong risk management. In addition, if we fail to develop and maintain at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition or results of operations. Additionally, as we grow, and our assets exceed certain thresholds, regulatory requirements that we are subject to, as well as our compliance expenses, will increase. For example, after reporting $50 billion or more in weighted short-term wholesale funding, we will be subject to modified LCR and NSFR requirements, and we will be subject to full LCR and NSFR requirements after reporting $75 billion or more in weighted short-term wholesale funding, nonbank assets, off-balance sheet exposure, or cross-jurisdictional activities in addition to other enhanced prudential standards as a Category III banking organization (or a Category II banking organization in the case of cross-jurisdictional assets). Refer to the “Regulatory Considerations” section of Item 1. Business of this Annual Report on Form 10-K for additional information regarding the enhanced prudential standards that we are subject to as a Category IV banking organization, and how our regulatory requirements will change based on our total assets and other risk-based factors under the Tailoring Rules.

The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including FCB.

We are subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB is responsible for adopting rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has increased enforcement staff and initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. The CFPB has pursued a more aggressive enforcement policy in respect of a range of regulatory compliance matters under the Biden Administration. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, including us. which may result in the imposition of higher standards of compliance with such laws. The limitations and restrictions that may be placed upon us by the CFPB with respect to our consumer product offerings and services may produce significant, material effects on our profitability.

We may be adversely affected by changes in United States and foreign tax laws and other tax laws and regulations.

Corporate tax rates affect our profitability and capital levels. We are subject to the income tax laws of the United States, its states and their municipalities and to those of the foreign jurisdictions in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these tax laws when determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income. The United States corporate tax code may be reformed by the United States Congress and additional guidance may be issued by the Treasury Department. In August 2022, Congress enacted the Inflation Reduction Act of 2022, which instituted, among other things, a 1% excise tax on certain corporate stock repurchases which took effect on January 1, 2023. As a result, effective for tax years beginning after December 31, 2022, BancShares may be subject to a Corporate Alternative Minimum Tax (“CAMT”). BancShares will treat any CAMT that may be applicable to tax years beginning after December 31, 2022 as a period cost. Further changes in tax laws and regulations, and income tax rates in particular, could have an adverse impact on our financial condition and results of operations. These changes could also affect our Regulatory Capital Ratios as calculated in accordance with the Basel III standards.

We are subject to ESG risks such as climate risk, hiring practices, diversity, racial and social justice issues, including in relation to our counterparties, which may adversely affect our reputation and ability to retain employees and customers.

We are subject to a variety of risks arising from ESG matters. ESG matters include, but are not limited to, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. If our ESG practices do not meet (or are viewed as not meeting) investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and employee and customer retention may be negatively impacted. The Biden Administration, through executive orders and leadership appointments at the federal agencies, has communicated and sought to implement an agenda focused on oversight and legislative initiatives in a variety of areas material to our business, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters relevant to us.

We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. For example, on March 12, 2022, the SEC proposed new climate disclosure rules, which if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. Federal banking agencies have also issued principles related to climate risk management. See Item 1. Business—Regulatory Considerations—Other Regulations applicable to the Parent Company and FCB—Climate-Related Regulation and Risk Management for additional information. Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Moreover, management time and attention to ESG matters may be required to increase to ensure we are compliant with the regulations and expectations. Our failure to comply with any applicable rules or regulations with respect to ESG practices could lead to penalties and adversely impact our access to capital and employee retention, and could also impact third parties on which we rely, which could have an adverse effect on our business, financial condition, or results of operations.

Asset Risks

We may not be able to realize our entire investment in the equipment that we lease to our customers.

Our portfolio includes leased equipment, including, but not limited to, railcars and locomotives, technology and office equipment and medical equipment. The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the profitability of our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life. If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions impacting supply and demand, it could adversely affect the current values or the residual values of such equipment.

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

We rely on qualitative and quantitative models to measure risks and to estimate certain financial values. Such models may be used in many processes including, but not limited to, the pricing of various products and services, classifications of loans, setting interest rates on loans and deposits, quantifying interest rate and other market risks, forecasting losses, measuring capital adequacy and calculating economic and regulatory capital levels. Models may also be used to estimate the value of financial instruments and balance sheet items. Inaccurate or erroneous models present the risk that business decisions relying on the models will prove inefficient, ineffective or harmful to us. Additionally, information we provide to our investors and regulators may be negatively impacted by inaccurately designed or implemented models. For further information on risk monitoring, refer to the “Risk Management” section included in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of this Annual Report on Form 10-K.

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

As required by GAAP, the SVBB Acquisition was accounted for under the purchase method of accounting and is based upon a preliminary valuation that involves significant estimates that are subject to change. The opening balances of acquired assets and assumed liabilities in connection with the SVBB Acquisition have been recorded at estimated fair value based on information currently available to us. In developing these fair value estimates, management was required to make significant estimates involving, among other things, the assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows and appropriate liquidity and discount rates. The loans purchased in connection with the SVBB Acquisition have credit profiles that differ from most banking companies. For example, many of the legacy Silicon Valley Bank loans acquired were made to early-stage, privately held companies with modest or negative cash flows and/or no established record of profitable operations. In addition, a significant portion of the loans were comprised of larger loans equal to or greater than $20 million, and collateral for many of the legacy Silicon Valley Bank loans in the technology, life science and healthcare industries include intellectual property and other intangible assets, which are difficult to value and not readily salable in the case of default. Furthermore, the receivables from the FDIC for the commercial shared loss agreement involve significant estimates that involve uncertainty. In addition, the core deposit intangibles were valued using the after-tax cost savings method under the income approach. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining lives. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost.

The estimates used in creating the preliminary fair value estimates of the assets acquired and liabilities assumed may change as additional information becomes available, which could lead to changes in our fair value estimates. We continue to review information relating to events or circumstances existing at the SVBB Acquisition Date that could impact the preliminary fair value estimates. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the SVBB Acquisition Date. The fair value measurements of certain other assets and liabilities are preliminary as we identify and assess information regarding the nature of these assets and liabilities and review the associated valuation assumptions and methodologies. The tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the SVBB Acquisition Date. As such, the amounts recorded for tax assets and liabilities are considered provisional as we continue to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed, as well as the tax impact on the preliminary gain on acquisition.

Item 1C. Cybersecurity

Risk Management and Strategy
BancShares maintains robust processes for assessing, identifying, and managing material risks from cybersecurity threats that are integrated with our overall risk management program. As part of its cybersecurity risk management framework, BancShares leverages a Three Lines of Defense model (the “Three Lines Model”) to promote clarity of roles and responsibilities in managing risk. Under the Three Lines Model, the ECSO led by our Chief Information Security Officer (the “CISO”), acts as a first line of defense and has primary responsibility for identifying, assessing, monitoring, and managing material risks from cybersecurity threats. Our CISO reports to our Chief Information & Operations Officer (“CIOO”), who reports directly to our Chief Executive Officer. As a part of the ECSO, Enterprise Incident Management (“EIM”) maintains incident response playbooks (i.e., standard operating procedures) to identify, respond, classify, and analyze incidents and events in accordance with BancShares’ Enterprise Severity Matrix, and our Security Operation Center identifies, assesses, manages, and monitors potential cybersecurity events with EIM. In addition, BancShares maintains a third-party risk management team tasked with evaluating, identifying, and managing risk from all third-party engagements, including from cybersecurity threats.

The second-line independent risk management, including compliance, enterprise risk management, and operational risk management, works with the first line ECSO to evaluate, assess, and manage material risks using an established Risk Appetite Framework that is designed to require that the cybersecurity organization appropriately document the current risk landscape and the activities undertaken to mitigate risk that falls outside of the enterprise risk tolerance. The third-line in the Three Lines Model is our internal audit team, which assesses the effectiveness of related controls.

We maintain processes for escalation from each line, including processes to report information to management, management-level committees and to committees of the Board and the Board as a whole, as appropriate. For example, Risk Appetite Statements, top risks, and issues are reported to the Management Committees and the Risk Committee of the Board to monitor progress, identify trends, and escalate issues.

BancShares follows a defense-in-depth and layered-control framework to protect the organization against cybersecurity threats and attacks. ECSO remains committed to maintaining and improving preventative and detective controls and enhancing our defenses in response to the evolving threat landscape. This mission is supported by policy, standards, and procedures which align to industry standards, including the National Institute of Standards and Technology Cybersecurity Framework, and are enforced through the firm’s preventive and detective controls.

Additionally, BancShares has implemented a threat awareness program that includes cross-organizational information sharing capability for threat intelligence and membership and engagement with intelligence communities including the Financial Services Information Sharing and Analysis Center, Federal Bureau of Investigation, United States Department of Homeland Security, and others. BancShares also utilizes external experts and third-party assessors to maximize its risk intelligence coverage and management ability.

BancShares engages internal auditors, external assessors, and consultants to benchmark, scale, manage, and identify cybersecurity threats. Consultants also assess BancShares’ cybersecurity systems and complete vulnerability testing. These groups assist the ECSO with cybersecurity risk management and identification.

The BancShares information security program continues to operate under heightened awareness due to industry threats and recent acquisitions. For more information regarding the risks we face from cybersecurity threats, refer to Item 1A. Risk Factors. Thus far, there have been no cybersecurity incidents that we have determined to have materially affected or to be reasonably likely to materially affect us, including with respect to our business, results of operations, or financial condition. The focus continues to be on monitoring the threat landscape and integration of entities.

Governance
The Board retains supervisory oversight responsibility for the organization and its activities, including enterprise risk management and cybersecurity threats, subject to the committee delegation described below. The Board conducts oversight of management through its subcommittees, presentations from senior leadership, and routine board-directed reporting to ensure management continues to operate and conduct business in alignment with Risk Appetite Statements.

Oversight of cybersecurity and the ECSO organization is the responsibility of the Risk Committee. The Risk Committee further oversees cybersecurity and other risks through a subcommittee, the Enterprise Risk Oversight Committee (“EROC”), as well as additional management-level subcommittees beneath the Risk Committee including the Technology & Security Risk Committee (“TSRC”) and the Operational Risk Committee (“ORC” and, together with the EROC and TSRC, the “Management Committees”). Management Committees, which include as members the CISO and other cybersecurity leadership, have clear lines of communication with the Board and its committees. The Management Committees are designed with a purpose-driven scope and decision-making authority and are required to provide the Board with regular reporting of management’s current business activities and the potential risk associated with those activities. Management Committees are informed by EIM following the incident management process as per internal policies and standards.

In addition, the Audit Committee of the Board (the “Audit Committee”) monitors internal audit’s coverage of cybersecurity governance, risks, and related controls, including any identified deficiencies, from cybersecurity or other risks, that could adversely affect the ability to record, process, summarize, and report financial data. The Risk Committee coordinates with Audit Committee for review of information security matters, as needed.

The Board may from time to time create informal working groups to enable deeper and more detailed discussions related to our technology needs and investments and inform the Board on cybersecurity risks, among other topics. For example, our Board recently established and authorized a Task Force on Technology (the “Task Force”) to assist and support the Board in a strategic review of the role of technology in our operations, our current and future investments in technology resources, and the current board oversight of risk, governance, and controls surrounding technology and cybersecurity. The Task Force is comprised of members of the Board, working closely with management, including the CIOO.

The CISO is responsible for assessing and managing material cyber risks. His expertise with assessing and managing material cyber risks is based on more than 20 years of cybersecurity experience with prior roles as a CISO and Global Head of Operations. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity by the ECSO through regular reporting and escalations, as required. He, the CIOO, and others report information about material risks from cybersecurity threats to the Board or a committee or subcommittee of the Board, as described below.

The Risk Committee receives information on cybersecurity risk, including risk appetite utilization, breaches and emerging risks, and the control environment, directly or indirectly, from various sources, including each of the CISO, the EROC, Management Committees, the Task Force, the TSRC and the ORC. Additionally, the Risk Committee reviews BancShares’ information security policies and program with a focus on whether they are appropriate to protect data, records, and proprietary information of BancShares as well as that of its customers and employees.

Item 2. Properties
We are headquartered in a nine-story building with approximately 163,000 square feet that is located in Raleigh, North Carolina, which is owned by FCB. In addition, FCB owns and occupies two separate facilities in Raleigh as well as a facility in Columbia, South Carolina, which serve as data and operations centers. The addition of SVBB in 2023 and CIT in 2022 primarily increased leased space, as both occupied office space and a branch network. As of December 31, 2023, FCB operated more than 600 branches and offices throughout the United States. FCB owns many of our branch buildings and leases other facilities from third parties. We believe that these properties are in good condition and well maintained, and are suitable and adequate for our business needs.

Additional information relating to leased office space is set forth in Note 6—Leases and additional information relating to premises and equipment is set forth in Note 7—Premises and Equipment, of BancShares’ Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

The Parent Company and certain of its subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that would be material to BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note 24—Commitments and Contingencies, of BancShares’ Notes to Consolidated Financial Statements.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Parent Company has two classes of common stock—Class A common stock and Class B common stock. Shares of Class A common stock have one vote per share, while shares of Class B common stock have 16 votes per share. The Class A common stock is listed on the Nasdaq Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Pink Market under the symbol FCNCB. As of February 16, 2024, there were aggregates of 986 and 134 active holders of record and individual participants in securities position listings with respect to the Class A common stock and Class B common stock, respectively. The market volume for Class B common stock is extremely limited. On many days there is no trading and, to the extent there is trading, it is generally low volume. Over-the-counter market quotations for BancShares Class B common stock represent inter-dealer prices without retail markup, markdown or commissions, and may not represent actual transaction prices.

The average monthly trading volume for the Class A common stock was 1,423,077 shares during the fourth quarter of 2023 and 2,468,115 shares for the year ended December 31, 2023. The Class B common stock monthly trading volume averaged 1,150 shares during the fourth quarter of 2023 and 1,838 shares for the year ended December 31, 2023.

There were no repurchases of our stock during the three months ended December 31, 2023.

The graph and table below compare the cumulative total shareholder return (“CTSR”) of our Class A common stock to selected industry and broad-market indices. The broad-market index comparison is to the Nasdaq US Benchmark Total Return Index and the industry index comparison is to the KBW Nasdaq Bank Total Return Index, which is composed of the largest banking companies and includes all money center banks and regional banks. Each trend line assumes $100 was invested on December 31, 2018, and dividends were reinvested for additional shares.

The performance graph represents past performance and should not be considered to be an indication of future performance.

	2018	2019	2020	2021	2022	2023
FCNCA	$100	$142	$153	$221	$203	$379
Nasdaq US Benchmark TR	100	131	159	200	161	203
KBW Nasdaq Bank Total Return Index	100	136	122	169	133	132

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

Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform with financial statement presentations for 2023, the reclassifications had no effect on stockholders’ equity or net income as previously reported. Refer to Note 1—Significant Accounting Policies and Basis of Presentation.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of BancShares. See the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

On March 27, 2023, we completed the SVBB Acquisition. The SVBB Acquisition is described further below in the “Significant Events in 2023” section of this MD&A and in Note 2—Business Combinations.

BancShares’ financial data for periods prior to the SVBB Acquisition does not include any amounts related to SVBB and, therefore, may not be directly comparable to financial data as of or for the year ended December 31, 2023. The SVBB Acquisition is a primary reason for many of the increases in 2023 compared to 2022 as discussed below in the “Results of Operations” and “Balance Sheet” sections of this MD&A.

Comparisons of the financial data as of and for the years ended December 31, 2022 and 2021 are contained in Item 7. of BancShares’ Annual Report on Form 10-K as of and for the year ended December 31, 2022 filed with the SEC on February 24, 2023 and available through FCB’s investor relations website www.ir.firstcitizens.com or the SEC’s EDGAR database.

EXECUTIVE OVERVIEW

Key Strategic Objectives

BancShares defines strategic priorities to further our vision and align goals to drive productivity throughout the organization. Our strategic priorities center around the themes summarized below.
•Client-focused business model
◦Maximize growth opportunities in our primary lines of business and optimize funding through core deposit growth.
◦Deliver specialized business solutions to our customers.
◦Remain a key partner to the innovation economy.
•Talent and culture
◦Attract, retain and develop associates who align with our long-term direction and culture, while scaling for continued growth.
◦Continue to build a leading culture based on behaviors that demonstrate our values.
•Operational efficiency
◦Execute integration related to the SVBB Acquisition to optimize revenue and deliver synergies, while retaining and growing our client base.
◦Remain focused on balance sheet management to optimize our long-term liquidity position.
•Regulatory readiness
◦Support regulatory readiness and successfully address enhanced regulatory requirements.
◦Continue to enhance the compliance program to support compliance and position BancShares for future growth.

Significant Events in 2023

SVBB Acquisition

Significant financial impacts of the SVBB Acquisition are summarized below:
•The fair value of total assets acquired was $107.54 billion, which mainly consisted of approximately $68.47 billion of loans and $35.31 billion of cash and interest-earning deposits at banks.
•The fair value of deposits assumed was $56.01 billion.
•The core deposit intangible was $230 million.
•The preliminary after tax gain on acquisition was $9.81 billion, representing the excess of the net assets acquired over the purchase price.
•The purchase price consideration included the Purchase Money Note payable to the FDIC with an estimated fair value of $35.81 billion, which represents the book value of net assets acquired less the asset discount of $16.45 billion and the fair value discount of $264 million on the Purchase Money Note.

The SVBB Acquisition is further discussed in Note 2—Business Combinations.

Segment Updates
In conjunction with the SVBB Acquisition, BancShares added the SVB segment. Prior periods were not impacted by this update. Information about our segments is included in Note 23—Business Segment Information and in the section entitled “Results by Business Segment” in this MD&A.

Recent Economic and Industry Developments
During the first half of 2023, the FOMC continued to raise its target for the federal funds rate in an effort to combat inflation. The FOMC raised interest rates at each of its January, March, May and July meetings by 25 bps. However, the FOMC did not raise interest rates during its June, September and December meetings, and the benchmark federal funds rate was maintained at a range between 5.25% - 5.50%. Although future rate hikes are possible, there is optimism that the FOMC’s interest rate is likely at or near its peak for this tightening cycle, and the Federal Reserve has signaled it may cut rates in 2024.

The FOMC reported that it will continue to monitor economic and financial market developments and the effects of their earlier rate increases in determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time. Although the FOMC has made progress combating inflation, efforts to control inflation have raised concerns over the possibility of a recession. In addition, geopolitical events, including the ongoing conflicts in Ukraine and the Middle East are likely to maintain upward pressure on inflation and weigh on economic activity. Also, mortgage rates increased during 2023 and mortgage demand from homebuyers softened. The timing and impact of inflation, volatility in the stock market, rising interest rates, and a possible recession will depend on future developments, which are highly uncertain and difficult to predict.

Early in 2023, the banking industry experienced increased volatility, resulting in the failure of multiple regional banking institutions. These failures have increased industry concerns related to capital and liquidity, deposit outflows, uninsured deposit concentrations, and unrealized losses on investment securities. More recently, there is growing concern in the banking industry about the exposure to certain sectors of CRE, and credit trends in these exposures may deteriorate.

The federal banking agencies issued several notices of proposed rulemaking (“NPR”), that if and/or when finalized, may impact BancShares and FCB. The FDIC finalized an NPR covering a special assessment to recover losses associated with protecting uninsured depositors following the closures of Silicon Valley Bank, Signature Bank, and First Republic Bank. The federal banking agencies issued an NPR covering enhanced capital requirements and one discussing the requirement to maintain a certain level of long-term debt. These NPRs are discussed above in Item 1. Business of this Annual Report on Form 10-K, in the section entitled “Regulatory Considerations.”

Financial Performance Summary

The following tables in this MD&A include financial data for the years ended December 31, 2023 (the “current year”), December 31, 2022 (the “prior year”), and December 31, 2021. Financial position data includes balances as of December 31, 2023, 2022, and 2021. As mentioned above, we focus our discussion on trends for 2023 compared to 2022.

The SVBB Acquisition is a primary reason for many of the increases in 2023 compared to 2022 as discussed below and in the “Results of Operations” and “Balance Sheet” sections of this MD&A.

The following table summarizes BancShares’ results in accordance with GAAP, unless otherwise noted. Refer to the section entitled “Non-GAAP Financial Measurements” at the end of this MD&A for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.
Table 1
Selected Financial Data

dollars in millions, except share data	Year Ended December 31,
	2023	2022	2021
Results of Operations:
Interest income	$10,391	$3,413	$1,451
Interest expense	3,679	467	61
Net interest income	6,712	2,946	1,390
Provision (benefit) for credit losses	1,375	645	(37)
Net interest income after provision for credit losses	5,337	2,301	1,427
Noninterest income	12,075	2,136	508
Noninterest expense	5,335	3,075	1,234
Income before income taxes	12,077	1,362	701
Income tax expense	611	264	154
Net income	11,466	1,098	547
Preferred stock dividends	59	50	18
Net income available to common stockholders	$11,407	$1,048	$529

Per Common Share Information:
Average diluted common shares outstanding	14,539,613	15,549,944	9,816,405
Earnings per diluted common share	$784.51	$67.40	$53.88

Key Performance Metrics:
Return on average assets	5.90%	1.01%	1.00%
Net interest margin (1)	3.92	3.16	2.68

Select Average Balances:
Investment securities	$23,112	$19,166	$10,611
Total loans and leases (2)	119,234	67,787	32,860
Operating lease equipment, net	8,495	7,982	—
Total assets	194,281	108,915	54,983
Total deposits	130,590	89,916	48,258
Total stockholders’ equity	17,937	10,276	4,461

Select Ending Balances:
Investment securities	$29,999	$19,369	$13,110
Total loans and leases	133,302	70,781	32,372
Operating lease equipment, net	8,746	8,156	—
Total assets	213,758	109,298	58,309
Total deposits	145,854	89,408	51,406
Total stockholders’ equity	21,255	9,662	4,738
Loan to deposit ratio	91.39%	79.17%	62.97%
Noninterest-bearing deposits to total deposits	27.29	27.87	41.64

Capital Ratios:
Common equity Tier 1	13.36%	10.08%	11.50%
Tier 1 risk-based capital	13.94	11.06	12.47
Total risk-based capital	15.75	13.18	14.35
Tier 1 leverage	9.83	8.99	7.59

Asset Quality:
Ratio of nonaccrual loans to total loans	0.73%	0.89%	0.37%
Allowance for loan and lease losses to loans ratio	1.31	1.30	0.55
Net charge off ratio	0.47	0.12	0.03
(1)     Calculated net of average credit balances and deposits of factoring clients.
(2)     Average loan balances include loans held for sale and nonaccrual loans.

Income Statement Highlights
•Net income for the current year was $11.47 billion, an increase of $10.37 billion from $1.10 billion for the prior year. Net income available to common stockholders for the current year was $11.41 billion, an increase of $10.36 billion from $1.05 billion for the prior year. The increases were primarily related to the preliminary gain on the SVBB Acquisition, which was $9.38 billion higher than the gain on the CIT Merger, and higher net interest income. The increases were partially offset by higher noninterest expense, income tax expense, and the provision for Non-Purchased Credit Deteriorated (“Non-PCD”) loans and leases (the “day 2 provision for loan and lease losses”) and the provision for off-balance sheet credit exposures acquired in the SVBB Acquisition (the “day 2 provision for off-balance sheet credit exposure” and, collectively with the day 2 provision for allowance and lease losses, the “day 2 provisions for credit losses”). Net income per diluted common share for the current year was $784.51, an increase from $67.40 for the prior year.
•The current year included the following select items:
◦a preliminary after tax gain of $9.81 billion on the SVBB Acquisition,
◦day 2 provisions for credit losses of $716 million related to the SVBB Acquisition,
◦acquisition-related expenses of $470 million, and
◦an FDIC insurance special assessment of $64 million.
•The prior year included the following select items:
◦a gain of $431 million on the CIT Merger,
◦day 2 provisions for credit losses of $513 million related to the CIT Merger,
◦acquisition-related expenses of $231 million, and
◦a reduction in other noninterest expense of $27 million for the termination of certain legacy CIT retiree benefits, reflecting amounts previously accrued.
•Return on average assets for the current year was 5.90% compared to 1.01% for the prior year. The increase was primarily related to higher net income described above.
•Net interest income (“NII”) for the current year was $6.71 billion, an increase of $3.77 billion or 128% from $2.95 billion for the prior year. This increase was primarily related to the loans and interest-earning deposits at banks acquired in the SVBB Acquisition, higher purchase accounting accretion for loans, higher interest income from organic loan growth and a larger investment portfolio, and higher yields from interest rate increases. The increases in interest income were partially offset by higher deposit costs, reflecting increased rates and a higher average balance (due to the SVBB Acquisition and deposit growth in the Direct Bank), and higher borrowing costs (primarily due to the Purchase Money Note).
•Net interest margin (“NIM”) for the current year was 3.92%, an increase of 76 bps compared to 3.16% for the prior year. The increase in NIM was related to the increases in NII discussed above.
•Provision for credit losses for the current year was $1.38 billion, an increase of $730 million or 113% from $645 million for the prior year. The increase was primarily related to the provision for loans and leases as a result of higher net charge-offs, as further discussed in the ALLL section of this MD&A, higher loan and lease balances, and the day 2 provisions for credit losses (which were $203 million higher in the SVBB Acquisition compared to the CIT Merger).
•Noninterest income for the current year was $12.08 billion, an increase of $9.94 billion from $2.14 billion for the prior year. The increase was primarily related to the higher preliminary gain on acquisition discussed above and increases in client investment fees, international fees, and fee income and other service charges as a result of the SVBB Acquisition. Service charges on deposit accounts also increased, mainly due to deposit growth.
•Noninterest expense for the current year was $5.34 billion, an increase of $2.26 billion or 74% from $3.08 billion for the prior year. The increase was primarily related to higher salaries and benefits and acquisition-related expenses resulting from the SVBB Acquisition.

Refer to the “Results of Operations” section of this MD&A for further discussion.

Balance Sheet Highlights
•Total loans and leases at December 31, 2023 were $133.30 billion, an increase of $62.52 billion or 88% from $70.78 billion at December 31, 2022. The increase was primarily related to SVB segment loans of $55.01 billion as of December 31, 2023, along with organic loan growth in the General and Commercial Banking segments. While SVB segment loans declined subsequent to the SVBB Acquisition, mostly concentrated in the Global Fund Banking loan portfolio, this was offset by business and commercial loan growth in the General Banking segment and growth in the Commercial Banking segment across certain industry verticals.
•Total investment securities at December 31, 2023 were $30.00 billion, an increase of $10.63 billion or 55% from $19.37 billion at December 31, 2022. The increase was primarily due to purchases of short-duration U.S. Treasuries and U.S. agency mortgage-backed investment securities available for sale.
•Total deposits at December 31, 2023 were $145.85 billion, an increase of $56.45 billion or 63% from $89.41 billion at December 31, 2022. The increase from December 31, 2022 included $38.48 billion of SVB segment deposits as of December 31, 2023 and strong deposit growth in the Direct Bank, which is reported in the General Banking segment. Trends in SVB segment deposits are discussed below.
•Total borrowings at December 31, 2023 were $37.65 billion, an increase of $31.01 billion from $6.65 billion at December 31, 2022. The increase was mainly due to the Purchase Money Note of $35.85 billion as of December 31, 2023 as discussed in Note 2—Business Combinations, partially offset by repayments of FHLB borrowings.
•At December 31, 2023, BancShares remained well capitalized with a total risk-based capital ratio of 15.75%, a Tier 1 risk-based capital ratio of 13.94%, a common equity Tier 1 ratio of 13.36% and a Tier 1 leverage ratio of 9.83%.

Funding, Liquidity and Capital Overview

Deposit Composition
We fund our business primarily through deposits. Deposits represented approximately 79.5% of total funding at December 31, 2023. The following table summarizes the composition, average size and uninsured percentages of our deposits.

Table 2
Select Deposit Data

	Deposits as of December 31, 2023
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Banking segment	$102,647	$38	24%
Commercial Banking segment	3,228	272	86
SVB segment	38,477	308	71
Rail segment and Corporate	1,502	n/m	4
Total	$145,854	52	37

The General Banking segment includes deposits from our branch network, which deploys a relationship-based approach to deposit gathering. The remaining deposits in the General Banking segment are primarily related to the Direct Bank, a nationwide digital bank, which enables us to increase deposits to meet the needs of our business, albeit at a higher incremental cost compared to the branch network. The Commercial Banking segment includes deposits of commercial customers, and the SVB segment includes deposits related to the SVBB Acquisition. The remainder of deposits primarily include brokered deposits of $1.49 billion in Corporate and $13 million of deposits in the Rail segment.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured data represents the percentage of deposits in the respective segments and Corporate. At December 31, 2023, total uninsured deposits were approximately $54.15 billion or 37% of total deposits. This represents an increase in uninsured deposits from $29.13 billion or 33% of total deposits at December 31, 2022 due to deposits in the SVB segment, which have higher average account balance.

Deposit Trends

Table 3
Deposit Trends

(dollars in millions)	Deposit Balance
							Acquisition Date
	December 31, 2023	September 30, 2023	June 30, 2023	April 28, 2023	April 14, 2023	March 31, 2023	March 27, 2023	December 31, 2022
SVB segment	$38,477	$39,970	$40,860	$41,425	$41,336	$49,259	$56,014	$—
General Banking, Commercial Banking, and Rail segments and Corporate	107,377	106,263	100,304	92,447	92,149	90,791	—	89,408
Total deposits	$145,854	$146,233	$141,164	$133,872	$133,485	$140,050		$89,408

SVB deposits declined from $56.01 billion at the SVBB Acquisition Date to $49.26 billion at March 31, 2023. As shown in the table above, SVB deposits began to stabilize in the second quarter. The table above also indicates that aggregate deposits for the General Banking, Commercial Banking, and Rail segments and Corporate increased during 2023, primarily from deposit growth in the Direct Bank, which is included in the General Banking segment.

Liquidity Position
We strive to maintain a strong liquidity position, and our risk appetite for liquidity is low. At December 31, 2023, liquidity metrics remained strong as we had $57.28 billion in liquid assets consisting of $32.69 billion in cash and interest-earning deposits at banks (primarily held at the Federal Reserve) and $24.59 billion in high-quality liquid securities. We have unused borrowing capacity with the FHLB and Federal Reserve of $13.62 billion and $5.12 billion, respectively.

FCB and the FDIC, as lender and as collateral agent, also entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion, subject to limits subsequently described in this MD&A as referenced below, solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. The immediate available capacity of the Advance Facility Agreement was $15.11 billion at December 31, 2023. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Investment Securities Duration
At December 31, 2023, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. The duration of our investment securities was approximately 2.9 years at December 31, 2023. The investment securities available for sale portfolio had an average duration of 2.2 years and the held to maturity portfolio had an average duration of 4.4 years. Refer to the “Interest-earning Assets - Investment securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	December 31, 2023
	Composition(1)	Amortized cost	Fair value	Fair value to cost
Total investment securities available for sale	69.8%	$20,688	$19,936	96.4%
Total investment securities held to maturity	29.9	9,979	8,503	85.2
Investment in marketable equity securities	0.3	75	84	112.0
Total investment securities	100%	$30,742	$28,523
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
Our capital position remains strong, and all Regulatory Capital Ratios for BancShares and FCB significantly exceed the PCA well capitalized thresholds and Basel III Requirements as further discussed in the “Capital” section of this MD&A and Note 19—Regulatory Capital.

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
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Rates

dollars in millions	Year Ended
	December 31, 2023			December 31, 2022			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$117,708	$8,187	6.95%	$66,303	$2,953	4.45%	$3,035	$2,199	$5,234
Investment securities	23,112	640	2.77	19,166	354	1.85	84	202	286
Securities purchased under agreements to resell	161	8	5.20	—	—	—	8	—	8
Interest-earning deposits at banks	29,790	1,556	5.22	7,726	106	1.38	733	717	1,450
Total interest-earning assets (2)	$170,771	$10,391	6.08%	$93,195	$3,413	3.66%	$3,860	$3,118	$6,978

Operating lease equipment, net	$8,495			$7,982
Cash and due from banks	879			512
Allowance for loan and lease losses	(1,495)			(875)
All other noninterest-earning assets	15,631			8,101
Total assets	$194,281			$108,915

Interest-bearing deposits
Checking with interest	$22,296	$402	1.80%	$16,323	$29	0.18%	$14	$359	$373
Money market	27,567	618	2.24	23,949	125	0.52	22	471	493
Savings	26,121	963	3.69	14,392	117	0.81	158	688	846
Time deposits	14,946	514	3.44	8,934	64	0.72	68	382	450
Total interest-bearing deposits	90,930	2,497	2.75	63,598	335	0.53	262	1,900	2,162
Borrowings:
Securities sold under customer repurchase agreements	455	2	0.35	590	1	0.19	—	1	1
Short-term FHLB borrowings	108	5	4.79	824	28	3.35	(32)	9	(23)
Short-term borrowings	563	7	1.20	1,414	29	2.03	(32)	10	(22)
Federal Home Loan Bank borrowings	2,307	120	5.22	1,414	43	3.01	35	42	77
Senior unsecured borrowings	608	14	2.21	1,348	25	1.89	(15)	4	(11)
Subordinated debt	1,043	39	3.65	1,056	33	3.15	—	6	6
Other borrowings	27,322	1,002	3.67	64	2	3.22	1,000	—	1,000
Long-term borrowings	31,280	1,175	3.75	3,882	103	2.66	1,020	52	1,072
Total borrowings	31,843	1,182	3.71	5,296	132	2.49	988	62	1,050
Total interest-bearing liabilities	$122,773	$3,679	3.00%	$68,894	$467	0.68%	$1,250	$1,962	$3,212

Noninterest-bearing deposits	$39,660			$26,318
Credit balances of factoring clients	1,166			1,153
Other noninterest-bearing liabilities	12,745			2,274
Stockholders' equity	17,937			10,276
Total liabilities and stockholders’ equity	$194,281			$108,915

Interest rate spread (2)			3.08%			2.98%
Net interest income and net yield on interest-earning assets (2)		$6,712	3.92%		$2,946	3.16%
(1)     Loans and leases include Non-PCD and Purchase Credit Deteriorated (“PCD”) loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

2023 compared to 2022
•NII for the current year was $6.71 billion, an increase of $3.77 billion or 128% from $2.95 billion for the prior year. As discussed below, this increase was primarily due to the SVBB Acquisition as well as the higher rate environment.
◦Interest income earned on loans and leases for the current year was $8.19 billion, an increase of $5.23 billion or 177% from $2.95 billion for the prior year. The increase included a higher average loan and lease balance and benefited from the rising interest rate environment during 2023. The average loan balance increase reflected the SVBB Acquisition and loan growth in the General and Commercial Banking segments. The higher yield was due to multiple interest rate increases during 2023. In addition, purchase accounting accretion for loans was $733 million in the current year compared to $27 million in the prior year.
◦Interest income earned on investment securities for the current year was $640 million, an increase of $286 million or 81% from $354 million for the prior year. The increase was due to higher reinvestment rates and a higher average balance.
◦Interest income earned on interest-earning deposits at banks for the current year was $1.56 billion, an increase of $1.45 billion from $106 million for the prior year. The increase was fairly balanced between the impact from the higher average balance and from the higher federal funds rate. The higher average balance reflected the impact of the SVBB Acquisition.
◦Interest expense on interest-bearing deposits for the current year was $2.50 billion, an increase of $2.16 billion from $335 million for the prior year, reflecting higher deposit rates as we maintained competitive rates offered to customers, higher average balances due to the SVBB Acquisition, and organic growth, primarily in savings accounts in the Direct Bank.
◦Interest expense on borrowings for the current year was $1.18 billion, an increase of $1.05 billion from $132 million for the prior year, primarily due to the impact of the Purchase Money Note related to the SVBB Acquisition and higher rates for FHLB borrowings. In March of 2023, we increased FHLB borrowings to improve liquidity in light of market conditions that led to bank failures. We repaid all outstanding FHLB advances in the second and third quarters of 2023 as we continuously rebalanced our funding profile to match our funding needs. Refer to the “Interest-Bearing Liabilities – Borrowings” section in this MD&A for further discussion of FHLB borrowings.
•NIM for the current year was 3.92%, an increase of 76 bps from 3.16% for the prior year. As discussed above, the benefit of the rising interest rate environment on our interest-earning assets and higher loan accretion exceeded the impacts of higher interest expense on interest-bearing deposits and borrowings.
•Average interest-earning assets for the current year were $170.77 billion, an increase of $77.58 billion from $93.20 billion for the prior year, primarily reflecting increases noted above in average loans and leases, investment securities, and interest-earning deposits at banks.
•Average interest-bearing liabilities for the current year were $122.77 billion, an increase of $53.88 billion from $68.89 billion for the prior year, reflecting higher average balances for both deposits and borrowings. The average rate paid on interest-bearing liabilities for the current year was 3.00%, an increase of 232 bps from 0.68% for the prior year, reflecting the higher interest rate environment and the Purchase Money Note.

Table 6
Average Balances and Rates

dollars in millions	Year Ended
	December 31, 2022			December 31, 2021			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$66,303	$2,953	4.45%	$32,860	$1,295	3.94%	$1,470	$188	$1,658
Investment securities	19,166	354	1.85	10,611	145	1.37	145	64	209
Interest-earning deposits at banks	7,726	106	1.38	8,349	11	0.13	(1)	96	95
Total interest-earning assets (2)	$93,195	$3,413	3.66%	$51,820	$1,451	2.80%	$1,614	$348	$1,962

Operating lease equipment, net	$7,982			$—
Cash and due from banks	512			350
Allowance for loan and lease losses	(875)			(202)
All other noninterest-earning assets	8,101			3,015
Total assets	$108,915			$54,983

Interest-bearing deposits
Checking with interest	$16,323	$29	0.18%	$11,258	$6	0.05%	$3	$20	$23
Money market	23,949	125	0.52	9,708	10	0.10	29	86	115
Savings	14,392	117	0.81	3,847	1	0.03	13	103	116
Time deposits	8,934	64	0.72	2,647	16	0.63	45	3	48
Total interest-bearing deposits	63,598	335	0.53	27,460	33	0.12	90	212	302
Borrowings:
Securities sold under customer repurchase agreements	590	1	0.19	660	1	0.20	—	—	—
Short-term FHLB borrowings	824	28	3.35	—	—	—	28	—	28
Short-term borrowings	1,414	29	2.03	660	1	0.20	28	—	28
Federal Home Loan Bank borrowings	1,414	43	3.01	648	8	1.30	17	18	35
Senior unsecured borrowings	1,348	25	1.89	—	—	—	25	—	25
Subordinated debt	1,056	33	3.15	498	18	3.36	16	(1)	15
Other borrowings	64	2	3.22	80	1	1.25	—	1	1
Long-term borrowings	3,882	103	2.66	1,226	27	2.13	58	18	76
Total borrowings	5,296	132	2.49	1,886	28	1.45	86	18	104
Total interest-bearing liabilities	$68,894	$467	0.68%	$29,346	$61	0.21%	$176	$230	$406

Noninterest-bearing deposits	$26,318			$20,798
Credit balances of factoring clients	1,153			—
Other noninterest-bearing liabilities	2,274			378
Stockholders' equity	10,276			4,461
Total liabilities and stockholders’ equity	$108,915			$54,983

Interest rate spread (2)			2.98%			2.59%
Net interest income and net yield on interest-earning assets (2)		$2,946	3.16%		$1,390	2.68%
(1)     Loans and leases include Non-PCD and PCD loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

The following table includes the average interest-earning assets by category. The increase in interest-earning deposits at banks is due to the SVBB Acquisition.

Table 7
Average Interest-earning Asset Mix

	% of Average Interest-earning Assets
	Year Ended December 31,
	2023	2022	2021
Loans and leases	69%	71%	63%
Investment securities	14	21	21
Interest-earning deposits at banks	17	8	16
Total interest-earning assets	100%	100%	100%

The following table shows our average funding mix. The change from the prior year reflects the Purchase Money Note related to the SVBB Acquisition.

Table 8
Average Interest-bearing Liability Mix

	% of Average Interest-bearing Liabilities
	Year Ended December 31,
	2023	2022	2021
Total interest-bearing deposits	74%	92%	94%
Securities sold under customer repurchase agreements	—	1	—
Other short-term borrowings	—	1	2
Long-term borrowings	26	6	4
Total interest-bearing liabilities	100%	100%	100%

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the current year was $1.38 billion, an increase of $730 million or 113% from $645 million for the prior year. The provision for credit losses included the day 2 provisions for credit losses of $716 million related to the SVBB Acquisition, which was comprised of $462 million for the day 2 provision for loans and lease losses and $254 million for the day 2 provision for off-balance sheet credit exposure. The day 2 provisions for credit losses were higher for the SVBB Acquisition in the current year than for the CIT Merger in the prior year. The remaining increase was due to credit quality deterioration in certain commercial portfolios, particularly general office, increases in specific reserves in the investor dependent portfolio, and deterioration in the macroeconomic forecast.

The ALLL is further discussed in the “Critical Accounting Estimates” and “Credit Risk Management – Credit Risk – Allowance for Loan and Lease Losses” sections of this MD&A and in Note 5—Allowance for Loan and Lease Losses.

Table 9
Provision for Credit Losses

dollars in millions	Year Ended December 31,
	2023	2022	2021
Day 2 provision for loan and lease losses	$462	$454	$—
Provision (benefit) for loan and lease losses	703	97	(37)
Total provision (benefit) for loan and lease losses	1,165	551	(37)
Day 2 provision for off-balance sheet credit exposure	254	59	—
(Benefit) provision for off-balance sheet credit exposure	(44)	35	—
Total provision for off-balance sheet credit exposure	210	94	—
Benefit for investment securities available for sale credit losses	—	—	—
Provision (benefit) for credit losses	$1,375	$645	$(37)

NONINTEREST INCOME

Noninterest Income
Noninterest income is an essential part of our total revenue. The primary sources of noninterest income consist of rental income on operating lease equipment, fee income and other service charges, client investment fees, wealth management services, service charges generated from deposit accounts, cardholder and merchant services, international fees, factoring commissions, and insurance commissions.

The current year includes noninterest income related to the SVBB Acquisition. We added client investment and international fees as new categories of noninterest income as a result of the SVBB Acquisition. Client investment fees are earned from discretionary investment management services for managing clients’ portfolios based on their investment policies, strategies and objectives. International fees primarily include foreign exchange fees that represent the income differential between purchases and sales of foreign currency on behalf of our clients, mostly from spot contracts. The remaining components of noninterest income that increased as a result of the SVBB Acquisition were aligned into pre-existing noninterest income categories and primarily included items such as fee income and other service charges, wealth management services, service charges on deposit accounts, and other noninterest income.

Table 10
Noninterest Income

dollars in millions	Year Ended December 31,
	2023	2022	2021
Rental income on operating lease equipment	$971	$864	$—
Other noninterest income:
Fee income and other service charges	268	155	35
Client investment fees	157	—	—
Wealth management services	188	142	129
International fees	93	10	7
Service charges on deposit accounts	156	98	95
Factoring commissions	82	104	—
Cardholder services, net	139	102	87
Merchant services, net	48	35	33
Insurance commissions	54	47	16
Realized (loss) gain on sale of investment securities available for sale, net	(26)	—	33
Fair value adjustment on marketable equity securities, net	(11)	(3)	34
Bank-owned life insurance	8	32	3
Gain on sale of leasing equipment, net	20	15	—
Gain on acquisition	9,808	431	—
Gain on extinguishment of debt	—	7	—
Other noninterest income	120	97	36
Total other noninterest income	11,104	1,272	508
Total noninterest income	$12,075	$2,136	$508
Rental Income on Operating Lease Equipment
Rental income on operating lease equipment was $971 million for the current year, an increase of $107 million or 12% from $864 million for the prior year. The current year benefited from a higher number of rail cars owned and leased, as well as higher re-pricing and utilization rates. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Banking segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail segment discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the current year was $11.10 billion, an increase of $9.83 billion from $1.27 billion for the prior year. The increase was primarily due to the preliminary gain on the SVBB Acquisition. The remaining changes compared to the prior year reflect increases and decreases among various noninterest income accounts as follows:
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, increased by $113 million, primarily reflecting higher fees for lines and letters of credit due to the additional SVBB Acquisition activity and higher capital markets fees.

•Client investment fees, a revenue stream added with the SVBB Acquisition, consist of fees that are earned for managing off-balance sheet client funds. Refer to the description above and in Note 1—Significant Accounting Policies and Basis of Presentation.
•The $46 million increase in wealth management services was mostly due to additional clients and services acquired in the SVBB Acquisition and higher assets under management.
•International fees, a revenue stream added with the SVBB Acquisition, relate mostly to commissions on customer foreign currency transactions. Refer to the description above and in Note 1—Significant Accounting Policies and Basis of Presentation.
•The $58 million increase in service charges on deposit accounts was primarily due to higher balances as a result of the SVBB Acquisition and organic deposit growth.
•The $22 million decrease in factoring commissions reflected lower factoring volumes and surcharges.
•The $37 million increase in cardholder services and $13 million increase in merchant services, net, both reflected additional volume from the SVBB Acquisition.
•The $7 million increase in insurance commissions included higher activity.
•The realized loss on sale of investment securities available for sale was associated with the sale of a single corporate bond of a distressed financial institution and our strategic decision to sell the municipal bonds acquired in the SVBB Acquisition.
•Fair value adjustments on marketable equity securities reflect changes in market prices of underlying portfolio investments.
•The $24 million decrease in bank-owned life insurance income was due to our decision in 2022 to terminate a significant portion of the contracts.
•Other noninterest income consisted of items such as derivative gains and losses, gain on sales of other assets including other real estate owned (“OREO”), fixed assets and loans, and non-marketable securities. The $23 million increase in other noninterest income was primarily due to higher derivative income.

NONINTEREST EXPENSE

The current year includes noninterest expense related to the SVBB Acquisition. The components of noninterest expense that increased as a result of the SVBB Acquisition were aligned into pre-existing noninterest expense categories and mainly included salaries and benefits and acquisition-related expenses.

Table 11
Noninterest Expense

dollars in millions	Year Ended December 31,
	2023	2022	2021
Depreciation on operating lease equipment	$371	$345	$—
Maintenance and other operating lease expenses	222	189	—
Operating expenses:
Salaries and benefits	2,636	1,408	759
Net occupancy expense	244	191	117
Equipment expense	422	216	119
Professional fees	73	45	20
Third-party processing fees	203	103	60
FDIC insurance expense	158	31	14
Marketing expense	102	53	10
Acquisition-related expenses	470	231	29
Intangible asset amortization	57	23	12
Other noninterest expense	377	240	94
Total operating expenses	4,742	2,541	1,234
Total noninterest expense	$5,335	$3,075	$1,234

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

Maintenance and Other Operating Lease Expenses
The Rail segment provides railcars, primarily pursuant to full-service lease contracts under which we, as lessor, are responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the current year were $222 million, an increase of $33 million, or 17%, from $189 million for the prior year. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the railcar portfolio and tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and benefits and occupancy and equipment expenses. Operating expenses for the current year were $4.74 billion, an increase of $2.20 billion or 87% compared to $2.54 billion in the prior year.

The main components of the increase in operating expenses are summarized below:
•The $1.23 billion increase in salaries and benefits reflected the higher number of employees and benefit costs associated with the SVBB Acquisition.
•The $53 million increase in net occupancy expense was commensurate with the additional locations associated with the SVBB Acquisition. Net occupancy expense includes rent expense on leased office space and depreciation on buildings we own.
•The $206 million increase in equipment expense included additional systems and higher software costs due to the SVBB Acquisition.
•The $28 million increase in professional fees mostly reflected higher levels of accounting, consulting and legal costs associated with our larger company.
•The $100 million increase in third-party processing fees was due to the SVBB Acquisition and our continued investments in digital and technology to support revenue-generating businesses and improve internal processes.
•The $127 million increase in FDIC insurance included a $64 million accrual related to a FDIC insurance special assessment, as well as higher assessment rates charged to financial institutions, and higher deposit balances. Refer to Item 1. Business, in the section entitled “Regulatory Considerations—Subsidiary Bank—FCB” for discussion.
•The $49 million increase in marketing costs primarily reflected the timing of our advertising related to marketing efforts for the Direct Bank to support deposit growth.
•The $239 million increase in acquisition-related expenses was primarily due to severance, retention, consulting and legal costs related to the SVBB Acquisition.
•The $34 million increase in intangible asset amortization resulted from the additional amortization on core deposit intangibles related to the SVBB Acquisition. See Note 2—Business Combinations for additional information.
•The $137 million increase in other expenses included additional costs associated with the SVBB Acquisition. Other expenses consisted of: other insurance and taxes (other than FDIC insurance and income tax); foreclosure, collection and other OREO-related expenses; consulting; telecommunications; and other miscellaneous expenses including travel, postage, supplies, and appraisal expense.

INCOME TAXES

Table 12
Income Tax Data

dollars in millions	Year Ended December 31,
	2023	2022	2021
Income before income taxes	$12,077	$1,362	$701
Income tax expense	$611	$264	$154
Effective tax rate	5.1%	19.4%	22.0%

The effective tax rate (“ETR”) was 5.1% for the current year compared to 19.4% in the prior year. The decrease in the ETR for the current year was primarily driven by the effects of recording the preliminary gain on acquisition, net of tax, related to the SVBB Acquisition in noninterest income.

The ETR is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the actual 2023 ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors. Refer to Note 21—Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

For detailed descriptions of each of the segment’s products and services, refer to Item 1. Business of this Annual Report on Form 10-K and Note 23—Business Segment Information. During the first quarter of 2023, we updated our segment disclosures to include the SVB segment. Results in our business segments reflect our funds transfer policy and allocation of expenses.

General Banking
The General Banking segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels, including the Direct Bank. We offer a full suite of deposit products, loans (primarily residential mortgages and business and commercial loans), cash management, wealth management, payment services, and various other fee-based services.

Table 13
General Banking: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2023	2022	2021
Net interest income	$2,433	$1,947	$1,447
Provision (benefit) for credit losses	71	11	(37)
Net interest income after provision for credit losses	2,362	1,936	1,484
Noninterest income	490	482	433
Noninterest expense	1,607	1,542	1,179
Income before income taxes	1,245	876	738
Income tax expense	336	214	162
Net income	$909	$662	$576
Select Period End Balances
Total assets	$50,179	$45,802	$33,848
Loans and leases	47,330	43,212	31,820
Deposits	102,647	84,369	51,344

General Banking segment net income for the current year increased from the prior year, primarily reflecting higher NII, partially offset by higher provision for credit losses and noninterest expenses. NII increased due to higher yields resulting from the increased rate environment and portfolio growth that outpaced rising deposit costs. The provision for credit losses reflects an ALLL build for portfolio growth and changes in the macroeconomic forecasts. Noninterest income and expense increased compared to the prior year and are discussed in their respective sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

The increase in loans and leases during 2023 reflected continued demand in our branch network. Growth was primarily concentrated in commercial and business loans. Our consumer mortgage loans increased modestly.

Deposits include deposits from the branch network, Direct Bank, and CAB channels. The increase in deposits during 2023 was primarily in the Direct Bank in savings and time deposit accounts, which partially offset decreases in checking and money market accounts. Refer to consolidated discussions in the sections entitled “Net Interest Income and Net Interest Margin” and “Balance Sheet Analysis—Deposits” of this MD&A for additional information.

Commercial Banking
The Commercial Banking segment provides a range of lending, leasing, capital markets, asset management, factoring, and other financial and advisory services, primarily to small and middle market companies in a wide range of industries.

Table 14
Commercial Banking: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2023	2022	2021
Net interest income	$1,015	$884	$17
Provision for credit losses	517	121	—
Net interest income after provision for credit losses	498	763	17
Noninterest income	559	517	—
Noninterest expense	823	744	3
Income before income taxes	234	536	14
Income tax expense	69	128	3
Net income	$165	$408	$11
Select Period End Balances
Total assets	$31,826	$28,235	$552
Loans and leases	30,936	27,491	552
Operating lease equipment, net	780	723	—
Deposits	3,228	3,219	62

Commercial Banking segment net income for the current year decreased from the prior year, primarily reflecting the higher provision for credit losses due to loan growth and a reserve build, which was mainly the result of credit quality deterioration, particularly general office, higher net charge-offs, and deterioration in the macroeconomic forecast. The increase in provision for credit losses was partially offset by an increase in NII. The increase in NII was mainly the result of loan growth and higher loan yields, which were partially offset by higher costs on interest-bearing deposits due to increases in the average balance and rates paid. Noninterest income increased, mostly due to higher rental income on operating lease equipment, partially offset by lower factoring commissions. Noninterest expense increased, reflecting higher depreciation expense on operating lease equipment. Noninterest income and noninterest expense are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

The increase in loans and leases during 2023 reflected growth in a number of industry verticals, including energy and healthcare, along with the technology, media and telecommunications and middle-market verticals.

Silicon Valley Banking
The SVB segment offers products and services to commercial clients in key innovation markets, such as healthcare and technology industries, as well as private equity and venture capital firms. The segment provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance and other services including capital call lines of credit. In addition, the segment offers private banking and wealth management and provides a range of personal financial solutions for consumers.
Table 15
Silicon Valley Banking: Financial Data

dollars in millions	As of and for the Year Ended
Earnings Summary	December 31, 2023
Net interest income	$1,946
Provision for credit losses	71
Net interest income after provision for credit losses	1,875
Noninterest income	478
Noninterest expense	1,642
Income before income taxes	711
Income tax expense	181
Net income	$530
Select Period End Balances
Total assets	$56,190
Loans and leases	55,013
Deposits	38,477

Results of operations include activity of the SVBB Acquisition since March 27, 2023. The SVB segment excludes the preliminary gain on acquisition, day 2 provisions for credit losses, loan discount accretion income, interest expense on the Purchase Money Note, and acquisition-related expenses, all of which are included in Corporate.
The provision for credit losses reflects increases in specific reserves in the investor dependent portfolio and changes in the macroeconomic forecast, partially offset by declines in the acquired loan portfolio and a benefit for off-balance sheet exposure for the SVB segment.

Noninterest income includes revenue for various commercial banking and wealth management products and services, primarily client investment fees and international fees. Noninterest expense was mostly related to personnel costs.

Loans totaled $55.01 billion at December 31, 2023, down from $68.47 billion at the SVBB Acquisition Date. The loan balance on the SVBB Acquisition Date included customers who had drawn on their lines of credit during the uncertainty in the banking industry in March of 2023. Most of the subsequent declines have been in Global Fund Banking loans due to the slowdown in private equity and venture capital markets that reduced new fundings, as well as the impacts of prepayments and run-off of certain foreign operations.

Deposits totaled $38.48 billion at December 31, 2023, a decline from $56.01 billion at the SVBB Acquisition Date. Deposits for the SVB segment began to stabilize early in the second quarter of 2023. For additional information on deposit trends, refer to the “Funding, Liquidity and Capital Overview” discussion in the “Financial Performance Summary” section of this MD&A.

Rail
Our Rail segment offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include: covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; boxcars for paper and auto parts; and other cars including open hopper cars for coal and aggregates and centerbeams and flat cars for lumber. Revenues are primarily generated from rental income on operating lease equipment.

Table 16
Rail: Financial Data

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2023	2022
Rental income on operating leases	$740	$652
Less: depreciation on operating lease equipment	191	176
Less: maintenance and other operating lease expenses	222	189
Adjusted rental income on operating lease equipment(1)	327	287
Interest expense, net	143	80
Other noninterest income	6	5
Operating expenses	68	63
Income before income taxes	122	149
Income tax expense	32	37
Net income	$90	$112
Select Period End Balances
Total assets	$8,199	$7,647
Operating lease equipment, net	7,966	7,433
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. See the “Non-GAAP Financial Measures” section for a reconciliation from the GAAP measure (rental income on operating leases) to the non-GAAP measure (adjusted rental income on operating lease equipment).

Net income, rental income on operating leases, and adjusted rental income on operating lease equipment are utilized to measure the profitability of our Rail segment. Adjusted rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail segment portfolio and tend to be variable. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Net income, rental income on operating leases, and adjusted rental income on operating leases for the current year were $90 million, $740 million, and $327 million, respectively. Rail segment net income for the current year decreased from the prior year, as the higher interest rate environment increased interest expense, which offset the higher rental income on operating lease equipment. Rental income on operating leases increased, largely as a result of a higher number of rail cars owned and leased, higher utilization, and strong re-pricing. Railcar depreciation is recognized on a straight-line basis over the estimated useful life of the asset. Maintenance and other operating lease expenses reflect costs for railcars put back on lease. Noninterest income primarily reflects net gains on equipment sales.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 133.0% of the average prior or expiring lease rate during the fourth quarter of 2023. Our railcar utilization, including commitments to lease, improved from 97.7% at December 31, 2022 to 98.7% at December 31, 2023.

Portfolio
Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at December 31, 2023 consisted of approximately 122,200 railcars and locomotives. The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 17
Operating lease Railcar Portfolio by Type (units and net investment)

	December 31, 2023		December 31, 2022
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	45%	42%	43%	41%
Tank Cars	27	38	29	40
Mill/Coil Gondolas	8	7	8	6
Coal	7	1	8	1
Boxcars	6	6	6	6
Other	7	6	6	6
Total	100%	100%	100%	100%

Table 18
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	December 31, 2023		December 31, 2022
Manufacturing	$3,281	41%	$3,016	41%
Rail	1,889	24	1,981	27
Wholesale	1,217	15	1,101	15
Oil and gas extraction / services	573	7	552	7
Energy and utilities	230	3	242	3
Other	776	10	541	7
Total	$7,966	100%	$7,433	100%

Corporate
All other items that are not allocated to the above segments are included in Corporate. For descriptions, see Note 23—Business Segment Information.

Table 19
Corporate: Financial Data and Metrics

dollars in millions	As of and for the Year Ended December 31,
Earnings Summary	2023	2022	2021
Net interest income (expense)	$1,461	$195	$(74)
Provision for credit losses	716	513	—
Net interest income (expense) after provision for credit losses	745	(318)	(74)
Noninterest income	9,802	480	75
Noninterest expense	782	361	52
Income (loss) before income taxes	9,765	(199)	(51)
Income tax benefit	(7)	(115)	(11)
Net income (loss)	$9,772	$(84)	$(40)
Select Period End Balances
Total assets	$67,364	$27,614	$23,909

Current year net income for Corporate increased from the prior year, primarily reflecting significant impacts from the SVBB Acquisition as further described below.

Current year Corporate NII increased by $1.27 billion, mainly due to a $1.45 billion increase in interest income on interest-earning deposits at banks, loan purchase accounting accretion of $697 million from the SVBB Acquisition, and a $286 million increase in interest income on investment securities, partially offset by interest expense of $1.00 billion on the Purchase Money Note.

The day 2 provisions for credit losses were $716 million in the current year for the SVBB Acquisition compared to $513 million in the prior year for the CIT Merger.

Current year noninterest income included a preliminary gain on acquisition of $9.81 billion, compared to a gain on acquisition of $431 million in the prior year for the CIT Merger. Current year noninterest expense includes $470 million of acquisition-related expenses compared to $231 million in the prior year.

The income tax rate for 2023 and 2022 was impacted by the preliminary gain on acquisition. Refer to the “Income Taxes” section of this MD&A for further discussion.

BALANCE SHEET ANALYSIS

INTEREST-EARNING ASSETS

Interest-earning assets include interest-earning deposits at banks, securities purchased under agreement to resell, investment securities, loans held for sale, and loans and leases, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Higher-risk investments typically carry a higher interest rate, but expose us to higher levels of market and/or credit risk. We strive to maintain a high level of interest-earning assets relative to total assets while keeping non-earning assets at a minimum.

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with the FRB. Interest-earning deposits at banks as of December 31, 2023 totaled $33.61 billion, an increase of $28.58 billion from $5.03 billion at December 31, 2022. The increase from December 31, 2022 is primarily related to $34.00 billion acquired in the SVBB Acquisition. Interest-earning deposits at banks decreased after the SVBB Acquisition Date as we purchased investment securities, paid off FHLB borrowings, and continued to manage our liquidity and funding positions after the SVBB Acquisition.

Securities Purchased Under Agreement to Resell
Securities Purchased Under Agreement to Resell at December 31, 2023 totaled $473 million. There were none as of December 31, 2022. The increase is related to the SVBB Acquisition.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with our objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into interest-earning deposits at banks. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-earning deposits at banks to decline and use proceeds from maturing securities and prepayments to fund loan growth. Refer to Note 3—Investment Securities and the “Funding, Liquidity and Capital Overview” section of this MD&A for additional disclosures regarding investment securities.

The carrying value of investment securities at December 31, 2023 totaled $30.00 billion, an increase of $10.63 billion or 55% from $19.37 billion at December 31, 2022. The increase from December 31, 2022 primarily reflected purchases that totaled $13.05 billion, most of which were short-duration U.S. Treasury and U.S agency residential mortgage-backed investment securities, partially offset by maturities, paydowns and sales of $3.12 billion. Other items that impacted the change include non-cash items, such as fair value changes and amortization. Investment securities acquired in the SVBB Acquisition were primarily municipal bonds, which were sold.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, unsecured bonds issued by government agencies and government sponsored entities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of AOCI, net of deferred taxes. As of December 31, 2023, investment securities available for sale had a net pre-tax unrealized loss of $752 million, compared to a net pre-tax unrealized loss of $972 million as of December 31, 2022. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of December 31, 2023, no ALLL was required. For corporate bonds and municipal bonds we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired and considered other factors, including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that one corporate bond carries credit-related losses of an insignificant amount as of December 31, 2023.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities and Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities and Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no ALLL was needed for investment securities held to maturity at December 31, 2023.

The following table presents the investment securities portfolio at December 31, 2023, 2022 and 2021, segregated by major category:

Table 20
Investment Securities

dollars in millions	December 31, 2023			December 31, 2022			December 31, 2021
	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value	Composition(1)	Amortized cost	Fair value
Investment securities available for sale:
U.S. Treasury	36.8%	$10,554	$10,508	10.6%	$2,035	$1,898	15.4%	$2,007	$2,005
Government agency	0.4	120	117	0.9	164	162	1.7	221	221
Residential mortgage-backed securities	23.4	7,154	6,686	26.8	5,424	4,795	36.2	4,757	4,729
Commercial mortgage-backed securities	7.5	2,319	2,131	9.0	1,774	1,604	12.6	1,648	1,640
Corporate bonds	1.7	529	482	3.0	570	536	4.7	582	608
Municipal bonds	—	12	12	—	—	—	—	—	—
Total investment securities available for sale	69.8%	$20,688	$19,936	50.3%	$9,967	$8,995	70.6%	$9,215	$9,203
Investment in marketable equity securities	0.3%	$75	$84	0.5%	$75	$95	0.7%	$73	$98
Investment securities held to maturity:
U.S. Treasury	1.5	$479	$439	2.4	$474	$424	—	$—	$—
Government agency	4.9	1,506	1,363	7.6	1,548	1,362	—	—	—
Residential mortgage-backed securities	12.5	4,205	3,561	21.7	4,605	3,882	17.7	2,322	2,306
Commercial mortgage-backed securities	10.1	3,489	2,875	16.1	3,355	2,871	11.0	1,485	1,451
Supranational securities	0.9	298	263	1.4	295	254	—	—	—
Other	—	2	2	—	2	2	—	2	2
Total investment securities held to maturity	29.9%	$9,979	$8,503	49.2%	$10,279	$8,795	28.7%	$3,809	$3,759
Total investment securities	100.0%	$30,742	$28,523	100.0%	$20,321	$17,885	100.0%	$13,097	$13,060
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at December 31, 2023, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio was calculated using security-level annualized yields.

Table 21
Weighted Average Yield on Investment Securities

	December 31, 2023
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.70%	4.07%	—%	—%	4.41%
Government agency	5.75	4.89	5.21	5.21	5.19
Residential mortgage-backed securities	5.60	3.56	4.71	2.99	3.03
Commercial mortgage-backed securities	4.62	4.54	5.72	3.48	3.84
Corporate bonds	5.86	6.79	5.33	6.13	5.64
Municipal bonds	—	—	—	5.26	5.26
Total investment securities available for sale	4.70%	4.18%	5.21%	3.09%	3.91%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	0.91	1.42	1.88	—	1.53
Residential mortgage-backed securities (1)	—	—	2.64	1.90	1.90
Commercial mortgage-backed securities (1)	—	2.44	1.93	2.70	2.69
Supranational securities	—	1.35	1.68	—	1.56
Other	2.72	—	—	—	2.72
Total investment securities held to maturity	1.03%	1.40%	1.80%	2.26%	2.08%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at December 31, 2023. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

Assets Held for Sale
Certain residential mortgage loans and commercial loans are originated with the intent to be sold to investors or lenders, respectively, and are recorded in assets held for sale at fair value. In addition, BancShares may change its strategy for certain loans initially held for investment and decide to sell them in the secondary market. At that time, portfolio loans are transferred to loans held for sale at the lower of cost or fair value (“LOCOM”). When we decide to sell operating lease equipment, it is transferred to assets held for sale at LOCOM.

Assets held for sale at December 31, 2023 were $76 million, an increase of $16 million or 27% from $60 million at December 31, 2022.

Table 22
Assets Held for Sale

dollars in millions	December 31, 2023	December 31, 2022	December 31, 2021
Loans and leases:
Commercial	$26	$48	$—
Consumer	38	4	99
SVB	9	—	—
Loans and leases	73	52	99
Operating lease equipment	3	8	—
Total assets held for sale	$76	$60	$99

Loans and Leases
Loans and leases held for investment at December 31, 2023 were $133.30 billion, an increase of $62.52 billion or 88% from $70.78 billion at December 31, 2022. The increase from December 31, 2022 reflects approximately $55.01 billion of SVB segment loans as of December 31, 2023 and growth in commercial and consumer loans. The commercial loan growth was primarily from the branch network in the General Banking segment and various industry verticals in the Commercial Banking segment. The consumer loan growth was mainly from residential mortgage loans in the General Banking segment.

Refer to the “Results by Business Segments” section of this MD&A for further information regarding loan trends in 2023.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 23
Loans and Leases

dollars in millions	December 31, 2023		December 31, 2022		December 31, 2021
	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$3,465	3%	$2,804	4%	$1,238	4%
Owner occupied commercial mortgage	15,567	12	14,473	20	12,099	37
Non-owner occupied commercial mortgage	11,540	9	9,902	14	3,041	9
Commercial and industrial	27,072	20	24,105	34	5,937	18
Leases	2,054	1	2,171	3	271	1
Total commercial	$59,698	45%	$53,455	75%	$22,586	69%
Consumer:
Residential mortgage	$14,422	11%	$13,309	19%	$6,088	19%
Revolving mortgage	2,007	1	1,951	3	1,818	6
Consumer auto	1,442	1	1,414	2	1,332	4
Consumer other	720	1	652	1	548	2
Total consumer	$18,591	14%	$17,326	25%	$9,786	31%
Silicon Valley Banking:
Global fund banking	$25,553	19%	$—	—%	$—	—%
Investor dependent - early stage	1,403	1	—	—	—	—
Investor dependent - growth stage	2,897	2	—	—	—	—
Innovation C&I and cash flow dependent	9,658	7	—	—	—	—
Private Bank	9,822	8	—	—	—	—
CRE	2,698	2	—	—	—	—
Other	2,982	2	—	—	—	—
Total Silicon Valley Banking	$55,013	41%	$—	—%	$—	—%
Total loans and leases	$133,302	100%	$70,781	100%	$32,372	100%
Allowance for loan and lease losses	(1,747)		(922)		(178)
Net loans and leases	$131,555		$69,859		$32,194

The unamortized discount related to acquired loans was $2.04 billion at December 31, 2023, an increase of $1.92 billion from $118 million at December 31, 2022. The increase from December 31, 2022 reflects the discount on loans acquired in the SVBB Acquisition, reduced by accretion of $733 million, including $128 million for unfunded commitments, for the year ended December 31, 2023.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Banking segment. Refer to the “Results by Business Segment” section of this MD&A for further details on the operating lease equipment portfolios in the Rail and Commercial Banking segments.

Table 24
Operating Lease Equipment

dollars in millions	December 31, 2023	December 31, 2022	December 31, 2021
Railcars and locomotives	$7,966	$7,433	$—
Other equipment	780	723	—
Total (1)	$8,746	$8,156	$—
(1)    Includes off-lease rail equipment of $253 million at December 31, 2023, and $457 million at December 31, 2022.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, the Purchase Money Note, FHLB borrowings, senior and subordinated debt, and other borrowings. Interest-bearing liabilities at December 31, 2023 totaled $143.71 billion, an increase of $72.58 billion or 102% from $71.13 billion at December 31, 2022. The increase from December 31, 2022 was primarily due to deposits assumed in the SVBB Acquisition and the Purchase Money Note, as well as deposit growth in the Direct Bank in the General Banking segment, partially offset by a net decrease in FHLB borrowings.

Deposits

Total deposits at December 31, 2023 were $145.85 billion, an increase of $56.45 billion or 63% from $89.41 billion at December 31, 2022. The increase from December 31, 2022 reflects $38.48 billion of SVB segment deposits as of December 31, 2023. The remaining increase from December 31, 2022 reflects strong deposit growth in our Direct Bank.

As summarized in the following table, interest-bearing deposits totaled $106.06 billion, $64.49 billion and $30.00 billion at December 31, 2023, 2022 and 2021, respectively. Noninterest-bearing deposits totaled $39.80 billion, $24.92 billion and $21.41 billion at December 31, 2023, 2022 and 2021, respectively.

Table 25
Deposits

dollars in millions	December 31, 2023	December 31, 2022	December 31, 2021
Noninterest-bearing demand	$39,799	$24,922	$21,405
Checking with interest	23,754	16,202	12,694
Money market	30,616	21,040	10,590
Savings	35,258	16,834	4,236
Time	16,427	10,410	2,481
Interest-bearing deposits	106,055	64,486	30,001
Total deposits	$145,854	$89,408	$51,406
Noninterest-bearing deposits to total deposits	27.3%	27.9%	41.6%

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

Deposit Concentrations
Based on branch location, deposits as of December 31, 2023 in North Carolina and South Carolina represented approximately 25.5% and 7.8%, respectively, of total deposits.

The Direct Bank, a nationwide digital bank, had $37.67 billion or 25.8% of our total deposits as of December 31, 2023. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB segment deposits as of December 31, 2023 were $38.48 billion or 26.4% of total deposits and are primarily concentrated in online banking. Deposits in the SVB segment included large dollar accounts with private equity and venture capital clients, primarily in the healthcare and technology industries. Deposit accounts in the SVB segment with balances in excess of $50 million totaled approximately $4.80 billion as of December 31, 2023.

Uninsured Deposits
Where information is not readily available to determine the amount of deposits not insured by the FDIC, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to our regulators. We estimate total uninsured deposits were $54.15 billion, which represented approximately 37.1% of total deposits at December 31, 2023, compared to $29.13 billion or 32.6% of total deposits at December 31, 2022. The increase in the amount of uninsured deposits from December 31, 2022 reflects the SVB segment deposits.

Refer to the “Funding, Liquidity and Capital Overview” and “Results by Business Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of December 31, 2023:

Table 26
Maturities of Time Deposits In Excess of $250,000

dollars in millions	December 31, 2023
Time deposits maturing in:
Three months or less	$515
Over three months through six months	433
Over six months through 12 months	475
More than 12 months	49
Total	$1,472

Borrowings
Total borrowings at December 31, 2023 were $37.65 billion, an increase of $31.01 billion from $6.65 billion at December 31, 2022. The increase from December 31, 2022 to December 31, 2023 primarily related to the Purchase Money Note of approximately $35.85 billion payable to the FDIC, as discussed in Note 2—Business Combinations, partially offset by repayments of FHLB borrowings, as discussed below, and redemptions of a $500 million senior unsecured note and certain Capital Trust debentures as shown in the following table.

There were no FHLB borrowings outstanding at December 31, 2023, a decrease of $4.25 billion compared to December 31, 2022. The decline from December 31, 2022 reflected $7.00 billion of advances taken in March 2023 to enhance available liquidity and $3.48 billion of advances in the second quarter, all of which were repaid by September 30, 2023.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 27
Borrowings

dollars in millions	December 31, 2023	December 31, 2022	December 31, 2021
Securities sold under customer repurchase agreements	$485	$436	$589
Federal Home Loan Bank borrowings
Floating rate notes due through September 2025	—	4,250	—
Fixed rate notes due through March 2032	—	—	645
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	35,846	—	—
Senior Unsecured Borrowings
3.929% fixed-to-floating rate notes due June 2024	—	505	—
2.969% fixed-to-floating rate notes due September 2025	318	320	—
6.000% fixed rate notes due April 2036	59	59	—
Subordinated debt
6.125% fixed rate notes due March 2028	460	469	—
4.125% fixed-to-fixed rate notes due November 2029	101	102	—
3.375% fixed-to-floating rate notes due March 2030	349	348	347
Macon Capital Trust I - floating rate debentures due March 2034	—	14	14
SCB Capital Trust I - floating rate debentures due April 2034 (2)	10	10	10
FCB/SC Capital Trust II - floating rate debentures due June 2034 (2)	18	18	18
FCB/NC Capital Trust III - floating rate debentures due June 2036	—	88	88
Other borrowings	8	26	73
Total borrowings	$37,654	$6,645	$1,784
(1)    Purchase Money Note was issued in connection with the SVBB Acquisition.
(2)    As of December 31, 2023, debt holders had received notice of the debt calls, but funds to settle the calls had not been disbursed.

Refer to the “Liquidity Risk” section of this MD&A and Note 13—Borrowings for further information regarding liquidity and borrowings.

Refer to the “Regulatory Considerations” section in Item 1. Business of this Annual Report on Form 10-K, for a information on an NPR issued by the federal banking agencies discussing the requirement to maintain a certain level of long-term debt. We are in the process of evaluating the proposal and assessing its potential impact, but we expect we will need to raise additional long-term debt to satisfy these requirements.

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

The Risk Committee structure is designed to allow for information flow, effective challenge and timely escalation of risk-related issues. The Risk Committee is directed to monitor and advise the full Board regarding risk exposures, including credit, market, capital, liquidity, operational, compliance, asset, strategic, and reputational risks; review, approve and monitor adherence to the Risk Appetite Statement and supporting risk tolerance levels via a series of established metrics; and evaluate, monitor and oversee the adequacy and effectiveness of the Risk Management Framework and Risk Appetite Framework and Statement. The Risk Committee also reviews reports of examination by and communications from regulatory agencies, the results of internal and third-party testing and qualitative and quantitative assessments related to risk management, and any other matters within the scope of the Risk Committee’s oversight responsibilities. The Risk Committee monitors management’s response to certain risk-related regulatory and audit issues. In addition, the Risk Committee may coordinate with the Audit Committee and the Compensation, Nominations and Governance Committee for the review of financial statements and related risks, compensation risk management and other areas of joint responsibility.

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

BancShares has been assessing the emerging impacts of the international tensions that could impact the economy and exacerbate headwinds of elevated market volatility, global supply chain disruptions, and recessionary pressures as well as operational risks such as those associated with potential cyberattacks for FCB and third parties upon whom it relies. Assessments have not identified material impacts to date, but those assessments will remain ongoing as the conditions continue to exist. BancShares is also assessing the potential risk of an economic slowdown or recession that could create increased credit and market risk having downstream impacts on earnings, capital, and/or liquidity. While economic data continues to be mixed, baseline economic forecasts currently reflect a more marked decline in CRE properties due to current interest rate levels that impacted the ALLL forecasts. Key indicators will continue to be monitored and impacts assessed as part of our ongoing risk management framework.

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

Commercial Lending and Leasing
BancShares employs a credit ratings system where each commercial loan is assigned a probability of default, loss given default, and/or overall credit rating using scorecards developed to rate each type of transaction incorporating assessments of both quantitative and qualitative factors. When commercial loans and leases are graded during underwriting, or when updated periodically thereafter, a model is run to generate a preliminary risk rating. These models incorporate both internal and external historical default and loss data, as well as other borrower and loan characteristics, to assign a risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts and circumstances, that in management’s judgment, warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

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

Our ALLL estimate as of December 31, 2023 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

Our ALLL methodology is discussed further in the section entitled “Critical Accounting Estimates” of this MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

Allowance for Loan and Lease Losses
The ALLL at December 31, 2023 was $1.75 billion, representing an increase of $825 million from $922 million at December 31, 2022. The ALLL as a percentage of total loans and leases at December 31, 2023 was 1.31%, compared to 1.30% at December 31, 2022.

The $825 million increase in the ALLL compared to December 31, 2022 was primarily due to the impact of the SVBB Acquisition, including the initial ALLL for PCD loans and leases (the “Initial PCD ALLL”) of $220 million and the day 2 provision for loans and leases of $462 million. The increase also reflected credit quality deterioration in certain commercial portfolios, particularly general office, increases in specific reserves in the investor dependent portfolio, and deterioration in the macroeconomic forecast. The increase in the ALLL from December 31, 2022 included $555 million related to SVB loans, an increase of $257 million and $13 million related to commercial loans and consumer loans, respectively.

Table 28
ALLL for Loans and Leases

dollars in millions	Year Ended December 31, 2023
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$789	$133	$—	$922
Initial PCD ALLL	—	—	220	220
Day 2 provision for loan and lease losses	—	—	462	462
Provision for loan and lease losses	541	27	135	703
Total provision for loans and lease losses	541	27	597	1,165
Charge-offs	(328)	(28)	(282)	(638)
Recoveries	44	14	20	78
Balance at end of period	$1,046	$146	$555	$1,747
Net charge-off ratio				0.47%
Net charge-offs	$284	$14	$262	$560
Average loans				119,176
Percent of loans in each category to total loans	45%	14%	41%	100%

	Year Ended December 31, 2022
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$80	$98	$—	$178
Initial PCD ALLL	258	14	—	272
Day 2 provision for loan and lease losses	432	22	—	454
Provision (benefit) for loan and lease losses	101	(4)	—	97
Total provision for loans and lease losses	533	18	—	551
Charge-offs	(126)	(20)	—	(146)
Recoveries	44	23	—	67
Balance at end of period	$789	$133	$—	$922
Net charge-off ratio				0.12%
Net charge-offs (recoveries)	$82	$(3)	$—	$79
Average loans				67,730
Percent of loans in each category to total loans	76%	24%	—%	100%

	Year Ended December 31, 2021
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$92	$133	$—	$225
Benefit for credit losses - loans and leases	(7)	(30)	—	(37)
Charge-offs	(18)	(18)	—	(36)
Recoveries	13	13	—	26
Balance at end of period	$80	$98	$—	$178
Net charge-off ratio				0.03%
Net charge-offs	$5	$5	$—	$10
Average loans				32,750
Percent of loans in each category to total loans	70%	30%	—%	100%

Net charge-offs during 2023 were $560 million, an increase of $481 million from $79 million during 2022. The net charge-off ratio was 0.47% and 0.12% for 2023 and 2022, respectively. The increase in net charge-offs compared to 2022 primarily reflects charge-offs related to SVB loans and commercial loans. Within the SVB segment, net charge-offs were concentrated in investor dependent loans. Commercial loan net charge-offs in 2023 were concentrated in certain portfolios, including equipment finance, general office, and energy.

The following table provides trends in the ALLL ratios:

Table 29
ALLL Ratios

dollars in millions	December 31, 2023	December 31, 2022	December 31, 2021
ALLL	$1,747	$922	$178
Total loans and leases	133,302	70,781	32,372
ALLL to total loans and leases	1.31%	1.30%	0.55%
Commercial loans and leases:
ALLL - commercial	$1,046	$789	$80
Commercial loans and leases	59,698	53,455	22,586
Commercial ALLL to commercial loans and leases	1.75%	1.48%	0.35%
Consumer loans:
ALLL - consumer	$146	$133	$98
Consumer loans	18,591	17,326	9,786
Consumer ALLL to consumer loans	0.78%	0.77%	1.01%
SVB loans:
ALLL - SVB	$555	$—	$—
SVB loans	55,013	—	—
SVB ALLL to SVB loans	1.01%	—%	—%

The reserve for off-balance sheet credit exposures was $316 million at December 31, 2023, an increase of $210 million compared to $106 million at December 31, 2022. The increase from December 31, 2022 primarily reflects the $254 million day 2 provision for off-balance sheet credit exposures related to the SVBB Acquisition, partially offset by subsequent declines in the SVB unfunded commitments. Refer to Note 24—Commitments and Contingencies for information relating to off-balance sheet commitments.

The following table presents the ALLL by loan class:

Table 30
ALLL by Loan Class

dollars in millions:	December 31, 2023		December 31, 2022		December 31, 2021
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$43	1.23%	$40	1.43%	$5	0.44%
Owner occupied commercial mortgage	42	0.27	61	0.42	28	0.23
Non-owner occupied commercial mortgage	284	2.46	181	1.83	16	0.52
Commercial and industrial	633	2.34	476	1.98	29	0.49
Leases	44	2.12	31	1.41	2	0.76
Total commercial	1,046	1.75	789	1.48	80	0.35
Consumer
Residential mortgage	77	0.53	74	0.55	39	0.63
Revolving mortgage	15	0.76	13	0.67	18	1.02
Consumer auto	5	0.34	5	0.37	5	0.43
Consumer other	49	6.72	41	6.32	36	6.60
Total consumer	146	0.78	133	0.77	98	1.01
SVB
Global fund banking	68	0.27	—	—	—	—
Investor dependent - early stage	96	6.84	—	—	—	—
Investor dependent - growth stage	127	4.40	—	—	—	—
Innovation and cash flow dependent	165	1.70	—	—	—	—
Private Bank	25	0.26	—	—	—	—
CRE	53	1.98	—	—	—	—
Other	21	0.71	—	—	—	—
Total SVB	555	1.01	—	—	—	—
Total ALLL	$1,747	1.31%	$922	1.30%	$178	0.55%

Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, OREO and repossessed assets.

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

The following table presents total nonperforming assets:
Table 31
Non-Performing Assets

dollars in millions	December 31, 2023	December 31, 2022	December 31, 2021
Nonaccrual loans:
Commercial loans	$641	$529	$45
Consumer loans	122	98	76
SVB loans	206	—	—
Total nonaccrual loans	969	627	121
Other real estate owned and repossessed assets	62	47	40
Total nonperforming assets	$1,031	$674	$161

ALLL to total loans and leases	1.31%	1.30%	0.55%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.77	0.95	0.49
Ratio of nonaccrual loans and leases to total loans and leases	0.73	0.89	0.37
Ratio of ALLL to nonaccrual loans and leases	180.15	146.88	148.37

Nonaccrual loans and leases at December 31, 2023 were $969 million, an increase of $342 million from $627 million at December 31, 2022. The increase from December 31, 2022 included $206 million of loans in the acquired SVB portfolios. The SVB nonaccrual loans were mostly in the investor dependent and real estate portfolios. The increase related to commercial loans was mostly in the non-owner occupied commercial mortgage portfolio. Refer below for certain metrics on general office loans and to Note 4—Loans and Leases for tabular presentation of nonaccrual loans by loan class.

OREO and repossessed assets at December 31, 2023 was $62 million, compared to $47 million at December 31, 2022. Nonperforming assets as a percentage of total loans, leases, OREO and repossessed assets at December 31, 2023 was 0.77% compared to 0.95% at December 31, 2022.

Past Due Accounts
The percentage of loans 30 days or more past due at December 31, 2023 was 1.16% of total loans, compared to 1.22% at December 31, 2022. Delinquency status of loans is presented in Note 4—Loans and Leases.

Commercial Real Estate Portfolio

Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio.

Table 32
Commercial Real Estate Portfolio

dollars in millions	December 31, 2023
	Balance	% to Total Loans and Leases
Multi-Family	$4,356	3.27%
General Office	2,927	2.20
Medical Office	3,494	2.62
Industrial / Warehouse	2,888	2.07
Retail	1,828	1.37
Hotel/Motel	792	0.59
Other	4,967	3.73
Total	$21,252	15.94%

Evolving macroeconomic and social conditions (including the increase in remote working in connection with the COVID-19 pandemic) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 33
Select General Office Loan Metrics

dollars in millions	December 31, 2023
% of total loans and leases	2.20%
% of commercial real estate loans	13.77%
Average loan balance	$2
Net charge-offs (%)	3.56%
Delinquencies as a % of total CRE loans	13.56%
Non-performing loans as a % of CRE loans	11.38%
ALLL ratio	4.77%

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

The following discussions present concentration data along our loan portfolio classes, Commercial, Consumer, and SVB.

Commercial Loans Concentrations

Geographic Concentrations
The following table summarizes state concentrations greater than 5.0% of our loans. Data is based on obligor location unless secured by real estate, then data based on property location.

Table 34
Commercial Loans and Leases - Geography

dollars in millions	December 31, 2023		December 31, 2022		December 31, 2021
State
California	$10,254	17.2%	$9,226	17.3%	$3,163	14.0%
North Carolina	9,820	16.4	8,699	16.3	7,181	31.8
Texas	4,339	7.3	3,624	6.8	879	3.9
Florida	3,708	6.2	3,273	6.1	1,496	6.6
South Carolina	3,276	5.5	3,142	5.9	2,855	12.6
All other states	26,645	44.6	24,243	45.4	7,012	31.1
Total U.S.	$58,042	97.2%	$52,207	97.8%	$22,586	100.0%
Total International	1,656	2.8	1,248	2.2	—	—
Total	$59,698	100.0%	$53,455	100.0%	$22,586	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 35
Commercial Loans and Leases - Industry

dollars in millions	December 31, 2023		December 31, 2022		December 31, 2021
Real Estate	$14,049	23.6%	$11,684	21.9%	$4,279	18.9%
Healthcare	8,960	15.0	8,146	15.2	6,997	31.0
Business Services	6,943	11.6	5,518	10.3	2,307	10.2
Transportation, Communication, Gas, Utilities	5,801	9.7	5,002	9.4	774	3.4
Manufacturing	4,421	7.4	4,387	8.2	1,347	6.0
Retail	3,550	5.9	3,462	6.5	1,301	5.8
Wholesale	3,496	5.9	2,605	4.9	882	3.9
Service Industries	2,813	4.7	4,213	7.9	722	3.2
Finance and Insurance	2,351	3.9	2,604	4.9	1,361	6.0
Other	7,314	12.3	5,834	10.8	2,616	11.6
Total	$59,698	100.0%	$53,455	100.0%	$22,586	100.0%

We have historically carried a concentration of real estate secured loans, but actively mitigate exposure through underwriting policies, which primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property. At December 31, 2023, commercial loans secured by real estate were $30.57 billion, or 51% of commercial loans and leases, compared to $27.18 billion, or 51% at December 31, 2022.

Loans and leases to borrowers in medical, dental or other healthcare fields were $8.96 billion as of December 31, 2023, which represents 15.0% of commercial loans and leases, compared to $8.15 billion or 15.2% of commercial loans and leases at December 31, 2022. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow, rather than underlying collateral value and our preference for financing secured by owner-occupied real property.

Consumer Loans Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on customer address:

Table 36
Consumer Loans - Geography

dollars in millions	December 31, 2023		December 31, 2022		December 31, 2021
State
North Carolina	$6,347	34.2%	$5,702	32.9%	$4,931	50.4%
California	4,091	22.0	4,014	23.2	161	1.6
South Carolina	3,318	17.8	3,001	17.3	2,626	26.9
Other states	4,835	26.0	4,609	26.6	2,068	21.1
Total	$18,591	100.0%	$17,326	100.0%	$9,786	100.0%
Among consumer real estate secured loans, our revolving mortgage loans (“Home Equity Lines of Credit” or “HELOCs”) present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our HELOCs are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. HELOCs secured by real estate were $2.01 billion, or 11% of total consumer loans, at December 31, 2023, compared to $1.95 billion, or 11%, at December 31, 2022.

Except for loans acquired through mergers and acquisitions, we have not purchased HELOCs in the secondary market, nor have we originated these loans to customers outside of our market areas. Originated HELOCs were underwritten by us based on our standard lending criteria. The HELOC portfolio consists of variable rate lines of credit which allow customer draws during a specified period of the line of credit, with a portion switching to an amortizing term following the draw period. Approximately 81.9% of the revolving mortgage portfolio relates to properties in North Carolina and South Carolina. Approximately 28.6% of the loan balances outstanding are secured by senior collateral positions while the remaining 71.4% are secured by junior liens.

We actively monitor the portion of our HELOCs in the interest-only period and when they will mature. When HELOCs transition from interest-only to requiring principal and interest payments, some borrowers may not be able to afford the higher monthly payments. We have not experienced a significant increase in defaults as a result of these increased payments. In the normal course of business, we will work with each borrower as they approach the revolving period maturity date to discuss options for refinance or repayment.
Silicon Valley Banking Loans
The SVBB Acquisition occurred during 2023. Therefore, there are no prior year comparisons in the following tables and discussions. SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.

The table below summarizes SVB loans that are secured by real estate, at amortized cost:

Table 37
Silicon Valley Banking Loans Secured by Real Estate

dollars in millions	December 31, 2023
Private bank:
Loans for personal residence	$7,683
Loans to eligible employees	535
Home equity lines of credit	137
Other	101
Total private bank loans secured by real estate	8,456
CRE
Multifamily and residential investment	815
Retail	464
Office and medical	506
Manufacturing, industrial and warehouse	618
Hospitality	155
Other	140
Total CRE loans secured by real estate	2,698
Premium wine	905
Other	697
Total real estate secured loans	$12,756

The SVB loan portfolio is focused on three primary markets: (i) Global Fund Banking, (ii) Technology and Life Science/Healthcare and (iii) Private Banking. The remainder of the portfolio is made up of CRE and other loans.

Global Fund Banking
The Global Fund Banking loan portfolio includes loans to clients in the private equity and venture capital community. Global Fund Banking represented 46% of SVB loans and 19% of total loans at December 31, 2023. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

Technology and Life Science/Healthcare
The Technology and Life Science/Healthcare loan portfolios include loans to clients at the various stages of their life cycles. The classes of financing receivables for our technology and life science/healthcare market segments are classified as Investor Dependent - Early Stage, Investor Dependent - Growth Stage, and Innovation Commercial and Industrial (“C&I”) and Cash Flow Dependent for reporting purposes.

Investor Dependent - Early Stage loans represented 3% of SVB loans and 1% of total loans at December 31, 2023. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering.

Investor Dependent - Growth Stage loans represented 5% of SVB loans and 2% of total loans at December 31, 2023. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid-stage, and companies with revenues in excess of $15 million are considered to be later-stage.

Innovation C&I and Cash Flow Dependent loans represented 18% of SVB loans and 7% of total loans at December 31, 2023. This portfolio is comprised of two types of loans, Innovation C&I and Cash Flow Dependent. Innovation C&I includes loans in innovation sectors such as technology and life science/healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash Flow Dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

Private Banking
Private Banking clients consist of executive leaders and senior investment professionals in the innovation economy, as well as high net worth clients. Lending to Private Banking clients represented 18% of SVB loans and 7% of total loans at December 31, 2023. Many Private Banking products are secured by real estate. These products include mortgage loans, owner-occupied commercial mortgage loans, HELOCs, and other secured lending products. The remaining balance of the Private Banking portfolio consists of personal capital call lines of credit, restricted and private stock loans and other secured and unsecured lending products.

CRE
The CRE class represented 5% of SVB loans and 2% of total loans at December 31, 2023. This class consists generally of acquisition financing loans for commercial properties such as office buildings, retail properties, apartment buildings and industrial/warehouse space. All CRE products are secured by real estate collateral.

Other
This class includes Premium Wine, Other C&I and other portfolios, which represented 5% of SVB loans and 2% of total loans at December 31, 2023. Premium wine loans are to wine producers, vineyards and wine industry or hospitality businesses across the Western United States. A large portion of premium wine loans are secured by real estate collateral. Other C&I loans include tax-exempt commercial loans to not-for-profit private schools, colleges, public charter schools and other not-for-profit organizations as well as commercial loans to clients that are not in technology and life sciences/healthcare industries. Our other class of loans is primarily comprised of construction and land loans for financing new developments or financing improvements to existing buildings, as well as loans made as part of our responsibilities under the CRA.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2023:

Table 38
Silicon Valley Banking Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$935	$1,474	$2,596	$2,251	$18,296	$25,552
Investor dependent - early stage	982	313	111	—	—	1,406
Investor dependent - growth stage	632	957	746	191	374	2,900
Innovation C&I and cash flow dependent	264	306	934	1,439	6,721	9,664
Private Bank	7,414	920	866	220	403	9,823
CRE	687	511	724	464	310	2,696
Other	489	609	701	650	523	2,972
Total	$11,403	$5,090	$6,678	$5,215	$26,627	$55,013

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at December 31, 2023, based on borrower location:

Table 39
Silicon Valley Banking Loans - Geography

dollars in millions	December 31, 2023
State
California	$17,724	32.2%
Massachusetts	8,470	15.4
New York	7,952	14.5
Texas	4,071	7.4
Connecticut	3,471	6.3
All other states	11,603	21.1
Total U.S.	53,291	96.9
Total International	1,722	3.1
Total	$55,013	100.0%

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

ASSET RISK

Asset risk is a form of price risk that is a primary risk of our leasing businesses. This relates to the risk of earning capital arising from changes in the value of owned leasing equipment. Asset risk in our leasing business is evaluated and managed in the divisions and overseen by risk management processes. In our asset-based lending business, we also use residual value guarantees to mitigate or partially mitigate exposure to end of lease residual value exposure on certain of our finance leases. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic periodic residual value reviews, and (3) monitoring levels of residual realizations. Residual realizations, by business and product, are reviewed as part of the quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

In combination with other risk management and monitoring practices, asset risk is monitored through: reviews of the equipment markets, including utilization rates and traffic flows; the evaluation of supply and demand dynamics; the impact of new technologies; and changes in regulatory requirements on different types of equipment. At a high level, demand for equipment is correlated with Gross Domestic Product (“GDP”) growth trends for the markets the equipment serves, as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in trade flows due to specific events represent risks to the earnings that can be realized by these businesses. For instance, in the Rail segment, BancShares seeks to mitigate these risks by maintaining a relatively young fleet of assets, which can bolster attractive lease and utilization rates.

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
•Net Interest Income Sensitivity (“NII Sensitivity”) measures the net impact of hypothetical changes in interest rates on forecasted NII; and
•Economic Value of Equity (“EVE”) Sensitivity (“EVE Sensitivity”) measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position for NII Sensitivity, whereby our assets will reprice faster than our liabilities.
Our funding sources consist primarily of deposits and we also support our funding needs through wholesale funding sources (including unsecured and secured borrowings). The SVBB Acquisition significantly increased our balance sheet and changed our rate sensitivity. At the time of the SVBB Acquisition, we assumed $56.01 billion of deposits, entered into a $36.07 billion fixed-rate Purchase Money Note payable to the FDIC, and acquired $68.47 billion of loans, most of which have variable rates, and $35.31 billion of cash and interest-bearing deposits at banks.

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

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporate additional assumptions, including prepayment estimates, pricing estimates, deposit behaviors, and using internal models. The below simulations assume an immediate 25, 100 and 200 bps parallel increase and decrease from the market-based forward curve for December 31, 2023, 2022, and 2021.

Table 40
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	December 31, 2023	December 31, 2022	December 31, 2021
-200	(20.1)%	(9.0)%	—%
-100	(10.0)	(4.0)	(5.8)
-25	(2.5)	(0.9)	(1.2)
+25	2.4	0.8	1.1
+100	9.8	3.4	3.2
+200	19.4	6.7	6.3

NII Sensitivity metrics at December 31, 2023, compared to December 31, 2022, were primarily affected by the addition of the acquired loans and assumed deposits as part of the SVBB Acquisition, as well as the Purchase Money Note and the higher cash balance to manage liquidity risk from the acquired portfolios.

As of December 31, 2023, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 65%-70% of our loans have floating contractual reference rates, indexed primarily to the Prime Lending Rate and Secured Overnight Financing Rate (“SOFR”). Deposit betas are currently modeled to have a portfolio average of approximately 35%-40% over the twelve-month forecast horizon. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

As noted above, EVE Sensitivity supplements NII simulations as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity measures the change in the EVE driven by changes in assets, liabilities, and off-balance sheet instruments in response to a change in interest rates. EVE Sensitivity was calculated by estimating the change in the net present value of assets, liabilities, and off-balance sheet items under various rate movements.

The following table presents the EVE profile as of December 31, 2023, 2022, and 2021:

Table 41
Economic Value of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	December 31, 2023	December 31, 2022	December 31, 2021
-200	(7.2)%	(12.1)%	—%
-100	(3.2)	(5.3)	(13.7)
-25	(0.7)	(1.2)	—
+100	2.6	4.1	6.1
+200	4.8	3.0	5.9

The EVE metrics at December 31, 2023 compared to December 31, 2022 were primarily affected by the balance sheet changes noted earlier due to the SVBB Acquisition.

In addition to the above reported sensitivities, a wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Scenarios that impact balance sheet composition or the sensitivity to key assumptions are also evaluated.

We use results of our various interest rate risk analyses to formulate and implement asset and liability management strategies, in coordination with the Asset Liability Committee, to achieve the desired risk profile, while managing our objectives for market risk and other strategic objectives. Specifically, we may manage our interest rate risk position through certain pricing strategies and product design for loans and deposits, our investment portfolio, funding portfolio, or by using derivatives to mitigate earnings volatility.

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

The following table provides loan maturity distribution information:

Table 42
Loan Maturity Distribution

dollars in millions	At December 31, 2023, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,122	$1,693	$639	$11	$3,465
Owner occupied commercial mortgage	1,702	6,906	6,699	260	15,567
Non-owner occupied commercial mortgage	3,041	6,213	1,651	635	11,540
Commercial and industrial	8,823	15,684	2,377	188	27,072
Leases	574	1,261	219	—	2,054
Total commercial	15,262	31,757	11,585	1,094	59,698
Consumer
Residential mortgage	529	2,314	5,101	6,478	14,422
Revolving mortgage	58	200	690	1,059	2,007
Consumer auto	324	993	125	—	1,442
Consumer other	168	395	146	11	720
Total consumer	1,079	3,902	6,062	7,548	18,591
SVB
Global fund banking	24,076	1,355	122	—	25,553
Investor dependent - early stage	116	1,287	—	—	1,403
Investor dependent - growth stage	277	2,620	—	—	2,897
Innovation and cash flow dependent	1,287	8,038	333	—	9,658
Private Bank	216	443	993	8,170	9,822
CRE	239	1,737	646	76	2,698
Other	749	752	861	620	2,982
Total SVB	26,960	16,232	2,955	8,866	55,013
Total loans and leases	$43,301	$51,891	$20,602	$17,508	$133,302

The following table provides information regarding the sensitivity of loans and leases to changes in interest rates:

Table 43
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$950	$1,393
Owner occupied commercial mortgage	12,515	1,350
Non-owner occupied commercial mortgage	3,886	4,613
Commercial and industrial	8,802	9,447
Leases	1,467	13
Total commercial	27,620	16,816
Consumer
Residential mortgage	7,294	6,599
Revolving mortgage	33	1,916
Consumer auto	1,118	—
Consumer other	272	280
Total consumer	8,717	8,795
SVB
Global fund banking	7	1,470
Investor dependent - early stage	22	1,265
Investor dependent - growth stage	2	2,618
Innovation and cash flow dependent	—	8,371
Private Bank	1,954	7,652
CRE	1,171	1,288
Other	1,447	786
Total SVB	4,603	23,450
Total loans and leases	$40,940	$49,061
Reference Rate Reform
The U.S. Dollar London Inter-Bank Offered Rate (“LIBOR”) officially ceased reporting at close of business June 30, 2023. The U.K. Financial Conduct Authority at such time announced that LIBOR is “Not Representative” going forward.

In April 2018, the FRB of New York commenced publication of SOFR, which has been recommended as an alternative to LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. On March 15, 2022, the U.S. Congress adopted, as part of the Consolidated Appropriation Act of 2022, the Adjustable Interest Act (“LIBOR Act”), which provides certain statutory requirements and guidance for the selection and use of alternative reference rates in legacy financial contracts governed by U.S. law that do not provide for the use of a clearly defined or practicable alternative reference rate. On July 19, 2022, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking on a proposed regulation to implement the LIBOR Act, as required by its terms. The LIBOR Act requires implementing regulations be in place within 180 days of its enactment. The final rule was approved by the FRB on December 16, 2022 and became effective February 27, 2023. The CFPB issued an interim final rule, effective May 15, 2023. This further addresses the planned cessation of most LIBOR tenors after June 30, 2023, by incorporating the FRB selected benchmark replacement for consumer loans into Regulation Z open-end and closed-end credit provisions. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR contracts subject to the LIBOR Act. BancShares has adopted FRB-selected benchmark replacements to take advantage of the safe harbors, where applicable, that are afforded in the rule.

All consumer and commercial clients with contracts providing FCB with unilateral lender discretion were notified in April 2023 of LIBOR’s cessation and FCB’s preferred replacement index, SOFR. During the second quarter of 2023, FCB added replacement indices to all impacted systems. The remaining servicing task for both General Banking and Commercial Banking is to link transactions to the new index as the index becomes effective (next reset date). In the months leading up to the cessation of LIBOR, Commercial Banking engaged in a proactive exercise to amend existing contracts where it would provide a positive client experience. All amendments are completed. Synthetic LIBOR for 1, 3 and 6 month tenors will be reported through the end of September 2024 and is calculated based on CME Term SOFR plus the relevant International Swaps and Derivatives Association agreement fixed spread adjustments.

As loans mature and new originations occur a larger percentage of BancShares’ variable-rate loans are expected to reference SOFR in response to the discontinuation of LIBOR. However, we are positioned to accommodate other alternative reference rates (e.g., credit sensitive rates) in response to how the market evolves. Further, BancShares has moved to Term SOFR plus the Alternative Reference Rates Committee recommended credit spread adjustment for its fixed-to-floating rate, non-cumulative perpetual preferred stock Series B (“Series B Preferred Stock”) since the dividends were previously based on a floating rate tied to three-month LIBOR. The last dividend payment based on a LIBOR accrual occurred on September 15, 2023.

Some acquired assets, such as loans and derivatives as well as derivative liabilities, from the SVBB Acquisition have LIBOR settings. Processes and procedures are in place to have these LIBOR exposures reference alternative rates, such as Term SOFR and Daily SOFR at the next reset date.

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stressed environments. Consistent with this strategy, we maintain sufficient amounts of Available Cash and High Quality Liquid Securities (“HQLS”). Additional sources of liquidity include FHLB borrowing capacity, committed credit facilities, repurchase agreements, brokered certificates of deposit issuances, unsecured debt issuances, and cash collections generated by portfolio asset sales to third parties.

We utilize measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. We measure and forecast liquidity and liquidity risks under different hypothetical scenarios and across different horizons. We use a liquidity stress testing framework to better understand the range of potential risks and their impacts to which BancShares is exposed. Stress test results inform our business strategy, risk appetite, levels of liquid assets, and contingency funding plans. Also included among our liquidity measurement tools are key risk indicators that assist in identifying potential liquidity risk and stress events.

BancShares maintains a framework to establish liquidity risk tolerances, monitoring, and breach escalation protocol to alert management of potential funding and liquidity risks and to initiate mitigating actions as appropriate. Further, BancShares maintains a contingent funding plan, which details protocols and potential actions to be taken under liquidity stress conditions.

Liquidity includes Available Cash and HQLS. At December 31, 2023 we had $57.28 billion of total Liquid Assets (26.8% of total assets) and $33.94 billion of contingent liquidity sources available.

Table 44
Liquidity

dollars in millions	December 31, 2023
Available cash	$32,693
High quality liquid securities (1)	24,591
Liquid assets	$57,284

Credit Facilities:	Current Capacity (2)
FDIC facility (3)	$15,107
FHLB facility (4)	13,622
FRB facility	5,115
Line of credit	100
Total contingent sources	$33,944
Total liquid assets and contingent sources	$91,228
(1)    Consists of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and U.S. Agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at December 31, 2023.
(3)    Advance Facility Agreement with the FDIC obtained in connection with SVBB Acquisition and has a maximum capacity of $70 billion, subject to additional collateral pledge requirements. See below for additional details and limits on use.
(4)    See following table for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our branch network and Direct Bank. Total deposits at December 31, 2023 were $145.85 billion, an increase of $56.45 billion from $89.41 billion at December 31, 2022. The increase in deposits from December 31, 2022 primarily reflected additional deposits from the SVBB Acquisition, and growth in the Direct Bank. We use borrowings to diversify the funding of our business operations. Total borrowings at December 31, 2023 were $37.65 billion, an increase of $31.01 billion from $6.65 billion at December 31, 2022. The increase in borrowings from December 31, 2022 primarily reflected the Purchase Money Note (see Note 2—Business Combinations), partially offset by FHLB repayments. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Refer to the respective “Deposits” and “Borrowings” sections of this MD&A for further details.

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

Table 45
FHLB Balances

dollars in millions	December 31, 2023	December 31, 2022	December 31, 2021
Total borrowing capacity	$15,072	$14,918	$9,564
Less:
Advances	—	4,250	645
Letters of credit (1)	1,450	1,450	—
Available capacity	$13,622	$9,218	$8,919
Pledged Non-PCD loans (contractual balance)	$25,370	$23,491	$14,507
Weighted average rate on advances	—%	3.28%	1.28%
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB of Richmond, FCB has access to $5.12 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at December 31, 2023, 2022, and 2021.

In March 2023, following the failures of Silicon Valley Bank and Signature Bank, the FRB created a new Bank Term Funding Program (the “Funding Program”) as an additional source of liquidity against high-quality securities in order to make additional funding available to eligible depository institutions. The Funding Program offers loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, provided that such collateral was owned by the borrower as of March 12, 2023. These pledged assets will be valued at par under the Funding Program. Eligible institutions can request advances under the Funding Program until March 11, 2024. As of December 31, 2023, we did not have any securities pledged or amounts advanced related to this program.

FDIC Credit Facility
FCB and the FDIC entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple SOFR plus 25 bps (but in no event less than 0.00%). The facility had a current capacity of $15.11 billion and was not utilized as of December 31, 2023. See Note 2—Business Combinations for further discussion.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of December 31, 2023, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. See Note 24—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used. Balances related to the SVBB Acquisition are primarily included in financing commitments, letters of credit and affordable housing partnerships.

Table 46
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$15,175	$1,200	$52	$—	$16,427
Short-term borrowings	485	—	—	—	485
Long-term borrowings (1)(2)	(34)	207	36,996	—	37,169
Total contractual obligations	$15,626	$1,407	$37,048	$—	$54,081
Commitments:
Financing commitments	$34,145	$12,873	$4,669	$5,880	$57,567
Letters of credit	1,990	308	211	6	2,515
Deferred purchase agreements	2,076	—	—	—	2,076
Purchase and funding commitments	685	—	—	—	685
Affordable housing partnerships (1)	510	379	19	39	947
Total commitments	$39,406	$13,560	$4,899	$5,925	$63,790
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $11 million and $163 million, respectively. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $57 million .
(2)    Less than 1 year balance represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of scheduled repayments.

CRA Investment Commitment
BancShares has a community benefit plan, developed in collaboration with representatives of community reinvestment organizations. See further discussion on CRA, including details on investment commitments, in the subsection “Subsidiary Bank - FCB” in Item 1. Business—Regulatory Considerations of this Annual Report on Form 10-K.

CAPITAL

Capital requirements applicable to BancShares are discussed in “Regulatory Considerations” section in Item 1. Business of this Annual Report on Form 10-K, including a discussion of an NPR issued by the federal banking agencies regarding enhanced capital requirements.

The SVBB Acquisition was the primary cause of increase in BancShares’ total assets, from $109.30 billion at December 31, 2022 to $213.76 billion at December 31, 2023. BancShares’ total consolidated assets remains between $100 billion and $250 billion, and, as such, BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. However, the proposed interagency rulemaking recently announced by the FDIC, the Federal Reserve and the OCC could alter the capital framework for banks with total assets of $100 billion or more. We are continuing to monitor these proposed rules. For further discussion, refer to the section entitled “Regulatory Considerations” in Item 1. Business of this Annual Report of Form 10-K.

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

Common and Preferred Stock Dividends
During the first, second and third quarters of 2023, we paid quarterly dividends of $0.75 on the Class A common stock and Class B common stock. On October 24, 2023, our Board declared a quarterly dividend on the Class A common stock and Class B common stock of $1.64 per common share that was paid in the fourth quarter. On January 24, 2024, our Board declared a quarterly dividend on the Class A common stock and Class B common stock of $1.64 per common share. The dividends are payable on March 15, 2024 to stockholders of record as of February 29, 2024.

On January 24, 2024, our Board also declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The dividends are payable on March 15, 2023. Dividend payment information on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is disclosed in Note 17—Stockholders' Equity.

Capital Composition and Ratios
The table below shows activities that caused the change in outstanding Class A common stock during 2023:

Table 47
Changes in Shares of Class A Common Stock Outstanding

Year Ended December 31, 2023
Class A common stock shares outstanding at beginning of period	13,501,017
Restricted stock units vested, net of shares held to cover taxes	13,916
Class A common stock shares outstanding at end of period	13,514,933

We also had 1,005,185 Class B common stock outstanding at December 31, 2023 and December 31, 2022.

On April 25, 2023 the Parent Company’s stockholders approved amendments to the Certificate of Incorporation to increase the number of authorized shares of the Class A common stock from 16,000,000 shares to 32,000,000 shares and to increase the number of authorized shares of the Preferred Stock from 10,000,000 shares to 20,000,000.

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

Table 48
Analysis of Capital Adequacy

dollars in millions	Requirements to be Well Capitalized	December 31, 2023		December 31, 2022		December 31, 2021
		Amount	Ratio	Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.00%	$23,891	15.75%	$11,799	13.18%	$5,042	14.35%
Tier 1 risk-based capital	8.00	21,150	13.94	9,902	11.06	4,380	12.47
Common equity Tier 1	6.50	20,270	13.36	9,021	10.08	4,041	11.50
Tier 1 leverage ratio	5.00	21,150	9.83	9,902	8.99	4,380	7.59

FCB
Risk-based capital ratios
Total risk-based capital	10.00%	$23,600	15.56%	$11,627	12.99%	$4,858	13.85%
Tier 1 risk-based capital	8.00	21,227	13.99	10,186	11.38	4,651	13.26
Common equity Tier 1	6.50	21,227	13.99	10,186	11.38	4,651	13.26
Tier 1 leverage ratio	5.00	21,227	9.88	10,186	9.25	4,651	8.07

As of December 31, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 7.75% and 7.56%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2022, BancShares and FCB risk-based capital ratio conservation buffers were 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of December 31, 2023 and 2022 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

The accounting and reporting policies of BancShares are in accordance with GAAP and are described in Note 1—Significant Accounting Policies and Basis of Presentation.
The preparation of financial statements in conformity with GAAP requires us to exercise judgment in determining many of the estimates and assumptions utilized to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations could be materially affected by changes to these estimates and assumptions.
We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting estimates related to BancShares’ ALLL and certain purchase accounting fair value estimates for the SVBB Acquisition related to loans and core deposit intangibles are considered to be critical accounting estimates because considerable judgment and estimation is applied by management.
ALLL
The ALLL represents management’s best estimate of credit losses expected over the life of the loan or lease, adjusted for expected contractual payments and the impact of prepayment expectations. Estimates for loan and lease losses are determined by analyzing quantitative and qualitative components present as of the evaluation date.

The ALLL is calculated based on a variety of considerations, including, but not limited to actual net loss history of the various loan and lease pools, delinquency trends, changes in forecasted economic conditions, loan growth, estimated loan life, and changes in portfolio credit quality. Loans and leases are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ALLL.

The ALLL models utilize economic variables, including unemployment, GDP, home price index, CRE index, corporate profits, and credit spreads. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the lives of the loan portfolios.

While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ALLL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At December 31, 2023, ALLL estimates in these scenarios ranged from approximately $1.39 billion, when weighing the upside scenario 100%, to approximately $2.22 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.75 billion was appropriate as of December 31, 2023.

Current economic conditions and forecasts can change which could affect the anticipated amount of estimated credit losses and therefore the appropriateness of the ALLL. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall ALLL because a wide variety of factors and inputs are considered in estimating the ALLL and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

Accounting policies related to the ALLL are discussed in Note 1—Significant Accounting Policies and Basis of Presentation. For more information regarding the ALLL, refer to the Credit Risk Management — ALLL section of this MD&A and Note 5—Allowance for Loan and Lease Losses.

Purchase Accounting Fair Value Estimates
Acquired assets and liabilities in a business combination are recorded at their fair values as of the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition, and other future events that are highly subjective in nature and may require adjustments. The fair values for these items are further discussed in Note 2—Business Combinations.

Fair values of loans acquired in and core deposit intangibles associated with the SVBB Acquisition are considered critical accounting estimates and are further discussed below.

Loans
Fair values for loans acquired in the SVBB Acquisition were based on a discounted cash flow methodology that forecasts expected credit and prepayment adjusted cash flows, which were discounted using market-based discount rates. This approach also considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, and amortization status.

Selected larger, impaired loans were specifically reviewed to evaluate fair value. Loans with similar risk characteristics were pooled together when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and required rates of return for market participants to purchase similar assets, including adjustments for liquidity and credit quality when necessary. In our valuation analysis, the discount rate had the most significant impact on the valuation. An increase of 0.25% to the discount rates used to derive the fair value of the loans at the time of the acquisition would have reduced the fair value by approximately $215 million, whereas a decrease of 0.25% to the discount rates would have increased the fair value by approximately $230 million.

Core Deposit Intangibles
Certain core deposits were acquired as part of the SVBB Acquisition, which provide an additional source of funds for BancShares. Core deposit intangibles represent the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. The core deposit intangibles were recorded at fair value of $230 million at the SVBB Acquisition Date. See Note 1—Significant Accounting Policies and Basis of Presentation for further accounting policy information, Note 2—Business Combinations and Note 8—Goodwill and Core Deposit Intangibles.

Core deposit intangibles were valued using the income approach, after-tax cost savings method. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. The discounted cash flow methodology considered discount rate, client attrition rate, cost of the deposit base, reserve requirements, net maintenance cost, and an estimate of the cost associated with alternative funding sources. In our valuation analysis, the attrition rate had the most significant impact on the valuation. An increase of 2.50% to the attrition rates used to derive the fair value of core deposit intangibles at the SVBB Acquisition Date would have decreased core deposit intangibles by approximately $40 million, whereas a decrease to the attrition rates of 2.50% would have increased core deposit intangibles by approximately $60 million.

RECENT ACCOUNTING PRONOUNCEMENTS
BancShares adopted the following FASB Accounting Standards Updates (“ASUs”) as of January 1, 2024:

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU 2023-02 – Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023	The amendments in this ASU allow entities to elect to account for qualifying tax equity investments using the proportional amortization method (“PAM”), regardless of the program giving rise to the related income tax credits. PAM accounting had been available only for qualifying investments in qualified affordable housing projects. This ASU also requires disclosure of the nature of the investor’s tax equity investments and the effect of income tax credits and other income tax benefits from tax equity investments on the investor’s balance sheet and income statement.	BancShares adopted ASU 2023-02 as of January 1, 2024. Adoption of this ASU did not have a material impact on our consolidated financial statements.
ASU 2022-03 - Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions Issued June 2022	The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU also requires specific disclosures for equity securities subject to contractual sale restrictions.	BancShares adopted ASU 2022-03 as of January 1, 2024. Adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

The following ASUs were issued by the FASB but are not yet effective for BancShares:

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	This ASU enhances income tax disclosure requirements primarily by requiring disclosure of specific categories in the rate reconciliation table and disaggregation of income taxes paid by jurisdiction.	Effective for BancShares beginning with our financial statement for the year ending December 31, 2025. Early adoption is permitted and this
ASU allows for adoption on a prospective basis, with a retrospective option permitted to prior periods presented.

We are currently evaluating the impact of this ASU on our income tax footnote disclosures.

ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023	This ASU expands reportable segment disclosure requirements primarily through enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and disclosure of the amount and composition of other segment items. Other segment items are the amount that reconciles segment revenues, less significant expenses, to segment profit or loss by reportable segment.	Effective for BancShares beginning with our financial statement for the year ending December 31, 2024, and for interim periods beginning in 2025. Early adoption is permitted, and retrospective application is required for all periods presented.

We are currently evaluating the impact of the ASU on our segment footnote disclosures.

The following ASUs related to reference rate reform can be applied through December 31, 2024:

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Issued March 2020

ASU 2021-01, Reference Rate Reform (Topic 848): Scope
Issued January 2021

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848
Issued December 2022	These ASUs apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

These ASUs allow entities to prospectively apply certain optional expedients for contract modifications and removes the requirements to remeasure contract modifications or de-designate hedging relationships. In addition, potential sources of ineffectiveness as a result of reference rate reform may be disregarded when performing certain effectiveness assessments.

The main purpose of the optional expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform.

ASU 2021-01 refines the scope of Accounting Standards Codification 848 and clarifies which optional expedients may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified in connection with the market-wide transition to new reference rates.

ASU 2022-06 extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024.

The reference rate reform ASU guidance has not had, and is not expected to have, a material impact on the financial statements.

Refer to the “Reference Rate Reform” section of this MD&A for further discussion regarding the replacement of LIBOR.

NON-GAAP FINANCIAL MEASUREMENTS

BancShares provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements. BancShares’ management believes that non-GAAP financial measures, when reviewed in conjunction with GAAP financial information, can provide transparency about, or an alternate means of assessing, its operating results and financial position to its investors, analysts and management. These non-GAAP measures should be considered in addition to, and not superior to or a substitute for, GAAP measures presented in BancShares’ consolidated financial statements and other publicly filed reports. In addition, our non-GAAP measures may be different from or inconsistent with non-GAAP financial measures used by other institutions.

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

Adjusted Rental Income on Operating Lease Equipment for Rail Segment

Adjusted rental income on operating lease equipment within the Rail segment is calculated as rental income on operating leases less depreciation and maintenance. This metric allows us to monitor the performance and profitability of the rail leases after deducting direct expenses.

The table below presents a reconciliation of rental income on operating leases to adjusted rental income on operating lease equipment.

Table 49
Rail Segment

dollars in millions	Year Ended December 31,
	2023	2022
Rental income on operating leases (GAAP)	$740	$652
Less: Depreciation on operating lease equipment	191	176
Less: Maintenance and other operating lease expenses	222	189
Adjusted rental income on operating lease equipment (non-GAAP)	$327	$287

FOURTH QUARTER ANALYSIS

The following table compares financial data for the three months ended December 31, 2023 (the “current quarter”) to financial data for the three months ended September 30, 2023 (the “linked quarter”) and December 31, 2022 (the “prior year quarter”).

Table 50
Selected Financial Data

dollars in millions, except share data	Three Months Ended
	December 31, 2023	September 30, 2023	December 31, 2022
Results of Operations:
Interest income	$3,117	$3,110	$1,040
Interest expense	1,206	1,120	238
Net interest income	1,911	1,990	802
Provision for credit losses	249	192	79
Net interest income after provision for credit losses	1,662	1,798	723
Noninterest income	543	615	429
Noninterest expense	1,492	1,416	760
Income before income taxes	713	997	392
Income tax expense	199	245	135
Net income	514	752	257
Preferred stock dividends	15	15	14
Net income available to common stockholders	$499	$737	$243

Per Common Share Information:
Average diluted common shares outstanding	14,539,838	14,539,133	14,607,426
Earnings per diluted common share	$34.33	$50.67	$16.67

Key Performance Metrics:
Return on average assets	0.95%	1.41%	0.93%
Net interest margin (1)	3.86	4.07	3.39

Select Average Balances:
Investment securities	$28,722	$24,388	$18,876
Total loans and leases (2)	133,294	133,247	70,463
Operating lease equipment, net	8,715	8,617	8,049
Total assets	214,612	211,994	109,774
Total deposits	146,316	144,043	89,042
Total stockholders’ equity	20,740	20,116	9,621

Asset Quality:
Ratio of nonaccrual loans to total loans	0.73%	0.68%	0.89%
Allowance for loan and lease losses to loans ratio	1.31	1.26	1.30
Net charge off ratio	0.53	0.53	0.14
(1)     Calculated net of average credit balances and deposits of factoring clients.
(2)     Average loan balances include loans held for sale and nonaccrual loans.

Fourth Quarter Income Statement Highlights
•Net income for the current quarter was $514 million, a decrease of $238 million or 32% from $752 million for the linked quarter. Net income available to common stockholders for the current quarter was $499 million, a decrease of $238 million or 32% from $737 million for the linked quarter. The decreases as explained below were primarily related to lower NII and noninterest income, along with higher noninterest expenses. Net income per diluted common share for the current quarter was $34.33, a decrease from $50.67 for the linked quarter.
•The current quarter included the following select items:
◦Acquisition-related expenses of $116 million,
◦Decrease in the preliminary gain on acquisition of $83 million reflecting a true-up of the deferred tax liabilities, and
◦FDIC insurance special assessment of $64 million.
•The linked quarter included the following select items:
◦Acquisition-related expenses of $121 million,
◦Additional preliminary gain on acquisition of $12 million, and
◦Realized loss on sales of investment securities available for sale of $12 million.
•Return on average assets for the current quarter was 0.95% compared to 1.41% for the linked quarter.
•NII for the current quarter was $1.91 billion, a decrease of $79 million or 4% from $1.99 billion for the linked quarter as discussed further below.
•NIM for the current quarter was 3.86%, a decrease of 21 bp from 4.07% for the linked quarter as discussed further below.
•Provision for credit losses for the current quarter was $249 million, an increase of $57 million or 29% from $192 million for the linked quarter.
◦The provision for loan and lease losses increased $39 million, primarily related to a net reserve build driven by specific reserves on individually evaluated loans, as net charge-offs were flat over the prior quarter, and mild credit deterioration in certain commercial portfolios.
◦The benefit for off-balance sheet credit exposure decreased $15 million, primarily due to a higher decline in unfunded commitments during the prior quarter.
◦The benefit for credit losses for investment securities available for sale decreased $3 million compared to the third quarter.
•Noninterest income for the current quarter was $543 million, a decrease of $72 million or 12% from $615 million for the linked quarter. The decrease reflected an adjustment to the gain on acquisition of $83 million as we refined our income tax estimates, partially offset by realized losses on the sale of investment securities in the prior quarter, and an increase in fair value adjustments on marketable equity securities.
•Noninterest expense for the current quarter was $1.49 billion, an increase of $76 million or 6% from $1.42 billion for the linked quarter. The increase was largely due to a $64 million FDIC insurance special assessment.

For the three months ended December 31, 2023 compared to the three months ended December 31, 2022, the changes were primarily due to the impacts of the SVBB Acquisition.

Table 51
Average Balances and Rates

dollars in millions	Three Months Ended
	December 31, 2023			September 30, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$131,594	$2,391	7.21%	$131,653	$2,426	7.30%	$(1)	$(34)	$(35)
Investment securities	28,722	239	3.30	24,388	177	2.90	35	27	62
Securities purchased under agreements to resell	225	2	5.36	223	3	5.28	(1)	—	(1)
Interest-earning deposits at banks	35,712	485	5.39	37,456	504	5.34	(24)	5	(19)
Total interest-earning assets (2)	$196,253	$3,117	6.30%	$193,720	$3,110	6.37%	$9	$(2)	$7

Operating lease equipment, net	$8,715			$8,617
Cash and due from banks	846			911
Allowance for loan and lease losses	(1,717)			(1,714)
All other noninterest-earning assets	10,515			10,460
Total assets	$214,612			$211,994

Interest-bearing deposits
Checking with interest	$23,820	$128	2.14%	$24,600	$134	2.15%	$(5)	$(1)	$(6)
Money market	30,178	211	2.77	29,684	179	2.40	3	29	32
Savings	34,166	362	4.20	30,185	303	3.99	42	17	59
Time deposits	16,553	164	3.94	16,489	153	3.68	—	11	11
Total interest-bearing deposits	104,717	865	3.28	100,958	769	3.02	40	56	96
Borrowings:
Securities sold under customer repurchase agreements	455	1	0.44	454	—	0.35	1	—	1
Short-term FHLB borrowings	—	—	—	—	—	—	—	—	—
Short-term borrowings	455	1	0.44	454	—	0.35	1	—	1
Federal Home Loan Bank borrowings	—	—	1.99	444	6	5.47	(4)	(2)	(6)
Senior unsecured borrowings	377	3	2.46	382	2	2.46	1	—	1
Subordinated debt	1,038	10	3.82	1,042	10	3.65	—	—	—
Other borrowings	35,845	327	3.65	35,831	333	3.71	(2)	(4)	(6)
Long-term borrowings	37,260	340	3.65	37,699	351	3.72	(5)	(6)	(11)
Total borrowings	37,715	341	3.61	38,153	351	3.68	(4)	(6)	(10)
Total interest-bearing liabilities	$142,432	$1,206	3.37%	$139,111	$1,120	3.20%	$36	$50	$86

Noninterest-bearing deposits	$41,599			$43,085
Credit balances of factoring clients	1,275			1,209
Other noninterest-bearing liabilities	8,566			8,473
Stockholders' equity	20,740			20,116
Total liabilities and stockholders’ equity	$214,612			$211,994

Interest rate spread (2)			2.93%			3.17%
Net interest income and net yield on interest-earning assets (2)		$1,911	3.86%		$1,990	4.07%

(1)     Loans and leases include Non-PCD and PCD loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

NII and NIM- Current quarter compared to linked quarter
•NII for the current quarter was $1.91 billion, a decrease of $79 million or 4% from $1.99 billion for the linked quarter. This decrease reflected higher costs for deposits and lower interest income on loans due to lower purchase accounting accretion, partially offset by an increase in interest on investment securities. Purchase accounting accretion for loans was $198 million in the current quarter, compared to $275 million in the linked quarter.
◦Interest income earned on loans and leases for the current quarter was $2.39 billion, a decrease of $35 million or 1% from $2.43 billion for the linked quarter. The decrease was primarily due a decline of $77 million in purchase accounting accretion for loans in the SVB portfolio, partially offset by an increase in interest income from higher yields.

◦Interest income earned on investment securities for the current quarter was $239 million, an increase of $62 million or 34% from $177 million for the linked quarter. The increase reflected a higher average balance due to purchases of short duration U.S. Treasuries and agency mortgage-backed securities, and increased yield.
◦Interest income earned on interest-earning deposits at banks for the current quarter was $485 million, a decrease of $19 million or 4% from $504 million for the linked quarter, reflecting a lower average balance due to the investment securities purchases noted above.
◦Interest expense on interest-bearing deposits for the current quarter was $865 million, an increase of $96 million or 13% from $769 million for the linked quarter, reflecting higher average balances of deposits in our Direct Bank and higher deposit rates.
◦Interest expense on borrowings for the current quarter was $341 million, a decrease of $10 million or 3% from $351 million for the linked quarter, reflecting repayments of certain borrowings. Refer to the “Interest-Bearing Liabilities – Borrowings” section in this MD&A for further discussion of FHLB borrowings.
•NIM for the current quarter was 3.86%, a decrease of 21 bp from 4.07% for the linked quarter. The decline in NIM during the quarter reflected a higher rate on interest-bearing liabilities, primarily due to higher rates paid and higher average balances for interest-bearing deposits, as well as a decrease in yield on interest-earning assets. The decrease in yield on interest-earning assets was mostly due to lower yield on loans, as the impact from lower loan accretion offset a higher yield on loans.
•Average interest-earning assets for the current quarter were $196.25 billion, an increase of $2.53 billion or 1% from $193.72 billion for the linked quarter, reflecting higher average investment securities. The average yield on interest-earning assets for the current quarter was 6.30%, a decrease of 7 bps compared to the linked quarter.
•Average interest-bearing liabilities for the current quarter were $142.43 billion, an increase of $3.32 billion or 2% over the linked quarter, reflecting a higher average deposit balance. The average rate on interest-bearing liabilities for the current quarter was 3.37%, an increase of 17 bps from the linked quarter.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans, asset quality, and future performance, and other strategic goals of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will,” “potential,” “continue,” “aims” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause the actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including conflicts in Ukraine and the Middle East) and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from recent bank failures, risks and impacts of future bank failures and other volatility, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including the recent interest rate hikes by the Federal Reserve, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the Federal Reserve on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including the significant turbulence in the capital or financial markets, the impact of the current inflationary environment, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments and the interagency proposed rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the failure to realize the anticipated benefits of BancShares’ previous acquisition transactions, including the SVBB Acquisition and the CIT Merger, which acquisition risks include (1) disruption from the transactions with customer, supplier or employee relationships, (2) the possibility that the amount of the costs, fees, expenses and charges related to the transactions may be greater than anticipated, including as a result of unexpected or unknown factors, events or liabilities or increased regulatory compliance obligations or oversight, (3) reputational risk and the reaction of the parties’ customers to the transactions, (4) the risk that the cost savings and any revenue synergies from the transactions may not be realized or take longer than anticipated to be realized, (5) difficulties experienced in completing the integration of the businesses, (6) the ability to retain customers following the transactions and (7) adjustments to BancShares’ estimated purchase accounting impacts of the SVBB Acquisition.

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

As of December 31, 2023, BancShares’ market risk profile had changed since December 31, 2022 primarily due to the SVBB Acquisition. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Market risk information is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within the “Risk Management” section and in Item 8. Notes to Consolidated Financial Statements within Note 1—Significant Accounting Policies and Basis of Presentation, Note 14—Derivative Financial Instruments and Note 16—Fair Value.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for loans and lease losses and reserve for off-balance sheet credit exposures evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2023, the Company had an allowance for loan and lease losses (ALLL) of $1.75 billion, a portion of which includes the quantitative component for the Company’s loans evaluated on a collective basis (the quantitative ALLL) and the qualitative component for Silicon Valley Banking loans (the SVB qualitative ALLL). The Company also had a reserve for off-balance sheet credit exposures (AULL) of $316 million, a portion of which includes the reserve for off-balance sheet credit exposures for Silicon Valley Banking loans (SVB AULL) as of December 31, 2023. The quantitative ALLL, the SVB qualitative ALLL and the SVB AULL are together referred to as the collective ACL. Loans and leases are segregated into pools with similar risk characteristics, where models are utilized to estimate the quantitative ALLL. The quantitative ALLL models estimate the probability of default (PD) and loss given default (LGD) for individual loans and leases within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries, and other factors. The loan and lease level undiscounted quantitative ALLL is calculated by applying the modeled PD and LGD to forecasted loan and lease balances which are adjusted for contractual payments, prior defaults, and prepayments. These models utilize economic variables which are based on macroeconomic scenario forecasts which cover the lives of the loan portfolios. The macroeconomic forecasts utilize weighted baseline, upside and downside scenarios. Quantitative ALLL model outputs may be adjusted through a qualitative assessment to reflect trends not captured within the models, which could include economic conditions, credit quality, concentrations, and significant policy and underwriting changes. Unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. The Company estimates the expected funding amounts and applies the quantitative ALLL PD and LGD models to those expected funding amounts to estimate the AULL.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the models used to estimate the PD and LGD, the selection of the economic scenarios, and the weighting of each economic scenario and the measurement of certain qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL including controls related to the:
•development of the collective ACL methodology
•continued use and appropriateness of changes to the PD and LGD models
•selection of the economic scenarios and the weighting of each economic scenario
•performance monitoring of the PD and LGD models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments and
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic scenarios and the weighting applied to each economic scenario by comparing them to the Company’s business environment and relevant industry practices and
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the SVB qualitative ALLL compared with relevant credit risk factors and consistency with credit trends associated with the Company’s portfolio

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and
•potential bias in the accounting estimate.

Allowance for acquired loan losses and reserve for off-balance sheet credit exposures evaluated on a collective basis as of the date of the SVBB acquisition
As discussed in Notes 1, 2 and 5 to the consolidated financial statements, on March 27, 2023, First Citizens BancShares, Inc. (the Company) acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. (SVBB) from the Federal Deposit Insurance Corporation (FDIC). The Company’s allowance for loan losses (ALLL) and reserve for off-balance sheet credit exposures (AULL), (together, the SVBB collective ACL) on legal day one or for the SVBB acquired loans evaluated on a collective basis was $662 million and $254 million, respectively. Loans are segregated into pools with similar risk characteristics, where models are utilized to estimate the ALLL. The ALLL models estimate the probability of default (PD) and loss given default (LGD) for individual loans within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries and other factors. Loan level undiscounted ALLL is calculated by applying the modeled PD and LGD to forecasted loan balances which are adjusted for contractual payments, prior defaults, and prepayments. The ALLL models utilize economic variables which are based on macroeconomic scenario forecasts which cover the lives of the loan portfolios. The macroeconomic forecasts utilize weighted baseline, upside and downside scenarios. Model outputs may be adjusted through a qualitative assessment to reflect economic conditions and trends not captured within the models including credit quality, concentrations, and significant policy and underwriting changes. Unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. The Company estimates the expected funding amounts and applies the ALLL PD and LGD models to those expected funding amounts to estimate the AULL.
We identified the assessment of the SVBB collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the methods and models used to estimate the PD and LGD, the selection of the economic scenarios, the weighting of each economic scenario, and the measurement of certain qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.
The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the SVBB collective ACL including controls related to the:
•development and approval of the SVBB collective ACL methodology
•continued use and appropriateness of changes to the PD and LGD models, including the significant assumptions used in the models
•selection of the economic scenarios and the weighting of each economic scenario
•performance monitoring of the PD and LGD models
•development of the qualitative adjustments including the significant assumptions used in the measurement of the qualitative adjustments and
•analysis of the SVBB collective ACL results, trends and ratios

We evaluated the Company’s process to develop the SVBB collective ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the SVBB collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing it to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic scenarios and the weighting applied to each economic scenario by comparing them to the Company’s business environment and relevant industry practices and
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the SVBB collective ACL compared with relevant credit risk factors and consistency with credit trends associated with the Company’s portfolio
We also assessed the sufficiency of the audit evidence obtained related to the SVBB collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices and
•potential bias in the accounting estimate.

Valuation of acquired loans and the core deposit intangible asset
As discussed in Note 2 to the consolidated financial statements, on March 27, 2023, First Citizens BancShares, Inc. (the Company) acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. (SVBB) from the Federal Deposit Insurance Corporation (FDIC). The assets acquired and liabilities assumed are required to be measured at fair value at the date of acquisition under the purchase method of accounting. The Company acquired loans with a fair value of $68.5 billion and established a core deposit intangible (CDI) asset with a fair value of $230 million.
•The fair value of the acquired loans is based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, remaining term of loan, credit quality ratings or scores, amortization status and discount rate. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and required rates of return for market participants to purchase similar assets, including adjustments for liquidity and credit quality when necessary.
•The fair value of the CDI asset is valued using the after-tax cost savings method under the income approach. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over the estimated average remaining life. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. The discounted cash flow methodology considered discount rate, client attrition rates, cost of the deposit base, reserve requirements, net maintenance cost, and an estimate of the cost associated with alternative funding sources.
We identified the valuation of the acquired loans and CDI asset as a critical audit matter. Specifically, the evaluation of the valuation methodologies and the determination of certain assumptions used to estimate the fair values involved a high degree of auditor judgment and specialized skills and knowledge. Such assumptions included the credit quality ratings or scores and discount rates for the loans; and the client attrition rates for the CDI asset. These assumptions required subjective auditor judgment as changes in the assumptions could have a significant impact on the estimated fair values.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the process to measure the estimate of fair values of the acquired loans and the CDI asset, including controls related to the:
•development of the valuation methodologies
•determination of the credit quality ratings and scores and discount rates for the loans and
•determination of the client attrition rates for the CDI asset

We evaluated the Company’s process to develop the fair values of the acquired loans and the CDI asset by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the valuation methodologies used by the Company to estimate the fair values of acquired loans and CDI asset for reasonableness and compliance with U.S. generally accepted accounting principles
Specific to the acquired loans:
•developing independent ranges of fair value for certain acquired loans, including the development of an independent assumption for credit quality ratings and scores and discount rates utilizing market data
•assessing the Company’s estimate of fair value for certain acquired loans by comparing them to the independently developed ranges
Specific to the CDI asset:
•evaluating the client attrition rates by assessing the Company’s process for developing the assumption and by comparing historical experience and the specific facts and circumstances of the acquisition to the market information from third-party sources.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Raleigh, North Carolina
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Citizens BancShares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited First Citizens BancShares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, Silicon Valley Bridge Bank, N.A.’s internal control over financial reporting associated with 26% of assets and 13% of revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Silicon Valley Bridge Bank, N.A..

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

/s/ KPMG LLP

Raleigh, North Carolina
February 23, 2024

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

dollars in millions, except share data	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$908	$518
Interest-earning deposits at banks	33,609	5,025
Securities purchased under agreements to resell	473	—
Investment in marketable equity securities (cost of $75 at December 31, 2023 and $75 at December 31, 2022)	84	95
Investment securities available for sale (cost of $20,688 at December 31, 2023 and $9,967 at December 31, 2022), net of allowance for credit losses	19,936	8,995
Investment securities held to maturity (fair value of $8,503 at December 31, 2023 and $8,795 at December 31, 2022)	9,979	10,279
Assets held for sale	76	60
Loans and leases	133,302	70,781
Allowance for loan and lease losses	(1,747)	(922)
Loans and leases, net of allowance for loan and lease losses	131,555	69,859
Operating lease equipment, net	8,746	8,156
Premises and equipment, net	1,877	1,456
Goodwill	346	346
Other intangible assets, net	312	140
Other assets	5,857	4,369
Total assets	$213,758	$109,298
Liabilities
Deposits:
Noninterest-bearing	$39,799	$24,922
Interest-bearing	106,055	64,486
Total deposits	145,854	89,408
Credit balances of factoring clients	1,089	995
Borrowings:
Short-term borrowings	485	2,186
Long-term borrowings	37,169	4,459
Total borrowings	37,654	6,645
Other liabilities	7,906	2,588
Total liabilities	192,503	99,636
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 and 10,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively)	881	881
Common stock:
Class A - $1 par value (32,000,000 and 16,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 13,514,933 and 13,501,017 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	14	14
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at December 31, 2023 and December 31, 2022)	1	1
Additional paid in capital	4,108	4,109
Retained earnings	16,742	5,392
Accumulated other comprehensive loss	(491)	(735)
Total stockholders’ equity	21,255	9,662
Total liabilities and stockholders’ equity	$213,758	$109,298
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
dollars in millions, except share and per share data	2023	2022	2021
Interest income
Interest and fees on loans	$8,187	$2,953	$1,295
Interest on investment securities	648	354	145
Interest on deposits at banks	1,556	106	11
Total interest income	10,391	3,413	1,451
Interest expense
Deposits	2,497	335	33
Borrowings	1,182	132	28
Total interest expense	3,679	467	61
Net interest income	6,712	2,946	1,390
Provision (benefit) for credit losses	1,375	645	(37)
Net interest income after provision for credit losses	5,337	2,301	1,427
Noninterest income
Rental income on operating lease equipment	971	864	—
Fee income and other service charges	268	155	35
Client investment fees	157	—	—
Wealth management services	188	142	129
International fees	93	10	7
Service charges on deposit accounts	156	98	95
Factoring commissions	82	104	—
Cardholder services, net	139	102	87
Merchant services, net	48	35	33
Insurance commissions	54	47	16
Realized (loss) gain on sale of investment securities available for sale, net	(26)	—	33
Fair value adjustment on marketable equity securities, net	(11)	(3)	34
Bank-owned life insurance	8	32	3
Gain on sale of leasing equipment, net	20	15	—
Gain on acquisition	9,808	431	—
Gain on extinguishment of debt	—	7	—
Other noninterest income	120	97	36
Total noninterest income	12,075	2,136	508
Noninterest expense
Depreciation on operating lease equipment	371	345	—
Maintenance and other operating lease expenses	222	189	—
Salaries and benefits	2,636	1,408	759
Net occupancy expense	244	191	117
Equipment expense	422	216	119
Professional fees	73	45	20
Third-party processing fees	203	103	60
FDIC insurance expense	158	31	14
Marketing expense	102	53	10
Acquisition-related expenses	470	231	29
Intangible asset amortization	57	23	12
Other noninterest expense	377	240	94
Total noninterest expense	5,335	3,075	1,234
Income before income taxes	12,077	1,362	701
Income tax expense	611	264	154
Net income	$11,466	$1,098	$547
Preferred stock dividends	59	50	18
Net income available to common stockholders	$11,407	$1,048	$529
Earnings per common share
Basic	$785.14	$67.47	$53.88
Diluted	$784.51	$67.40	$53.88
Weighted average common shares outstanding
Basic	14,527,902	15,531,924	9,816,405
Diluted	14,539,613	15,549,944	9,816,405
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
dollars in millions	2023	2022	2021
Net income	$11,466	$1,098	$547
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on securities available for sale	162	(730)	(88)
Net change in unrealized gain (loss) on securities available for sale transferred to securities held to maturity	1	1	(11)
Net change in defined benefit pension items	81	(16)	97
Other comprehensive income (loss), net of tax	$244	$(745)	$(2)
Total comprehensive income	$11,710	$353	$545
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	$340	$9	$1	$—	$3,867	$12	$4,229
Net income	—	—	—	—	547	—	547
Other comprehensive loss, net of tax	—	—	—	—	—	(2)	(2)
Cash dividends declared ($1.88 per common share):
Class A common stock	—	—	—	—	(16)	—	(16)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared	—	—	—	—	(18)	—	(18)
Balance at December 31, 2021	340	9	1	—	4,378	10	4,738
Net income	—	—	—	—	1,098	—	1,098
Other comprehensive loss, net of tax	—	—	—	—	—	(745)	(745)
Issued in CIT Merger:
Common stock	—	6	—	5,273	—	—	5,279
Series B preferred stock	334	—	—	—	—	—	334
Series C preferred stock	207	—	—	—	—	—	207
Stock based compensation	—	—	—	75	—	—	75
Repurchased 1,500,000 shares of Class A common stock	—	(1)	—	(1,239)	—	—	(1,240)
Cash dividends declared ($2.16 per common share):
Class A common stock	—	—	—	—	(32)	—	(32)
Class B common stock	—	—	—	—	(2)	—	(2)
Preferred stock dividends declared
Series A	—	—	—	—	(19)	—	(19)
Series B	—	—	—	—	(20)	—	(20)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2022	881	14	1	4,109	5,392	(735)	9,662
Net income	—	—	—	—	11,466	—	11,466
Other comprehensive income, net of tax	—	—	—	—	—	244	244
Stock based compensation	—	—	—	(1)	—	—	(1)
Cash dividends declared ($3.89 per common share):
Class A common stock	—	—	—	—	(53)	—	(53)
Class B common stock	—	—	—	—	(4)	—	(4)
Preferred stock dividends declared:
Series A	—	—	—	—	(18)	—	(18)
Series B	—	—	—	—	(30)	—	(30)
Series C	—	—	—	—	(11)	—	(11)
Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255

See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
dollars in millions	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,466	$1,098	$547
Adjustments to reconcile net income to cash provided by operating activities:
Provision (benefit) for credit losses	1,375	645	(37)
Deferred tax (benefit) expense	(165)	206	(8)
Depreciation, amortization, and accretion, net	(57)	533	143
Stock based compensation expense	5	19	—
Realized loss (gain) on sale of investment securities available for sale, net	26	—	(33)
Fair value adjustment on marketable equity securities, net	11	3	(34)
Loss (gain) on sale of loans, net	2	(22)	(33)
Gain on sale of operating lease equipment, net	(20)	(15)	—
Loss on sale of premises and equipment, net	—	5	—
Gain on other real estate owned, net	(4)	(14)	(1)
Gain on acquisition	(9,808)	(431)	—
Gain on extinguishment of debt	—	(7)	—
Origination of loans held for sale	(740)	(499)	(1,123)
Proceeds from sale of loans held for sale	693	562	1,036
Impairment of premises and equipment and other assets	70	—	—
Net change in other assets	206	484	(733)
Net change in other liabilities	(379)	260	5
Other operating activities	(21)	(36)	(13)
Net cash provided by (used in) operating activities	2,660	2,791	(284)
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits at banks	5,416	6,965	(4,767)
Purchases of marketable equity securities	—	—	(2)
Proceeds from sales of investments in marketable equity securities	—	—	30
Purchases of investment securities available for sale	(12,839)	(1,985)	(6,375)
Proceeds from maturities of investment securities available for sale	2,084	1,237	2,455
Proceeds from sales of investment securities available for sale	495	2	1,367
Purchases of investment securities held to maturity	(213)	(755)	(1,401)
Proceeds from maturities of investment securities held to maturity	545	835	809
Net increase in securities purchased under agreements to resell	(473)	—	—
Net decrease (increase) in loans	6,057	(5,344)	423
Proceeds from sales of loans	317	245	—
Net increase (decrease) in credit balances of factoring clients	94	(538)	—
Purchases of operating lease equipment	(1,023)	(771)	—
Proceeds from sales of operating lease equipment	243	95	—
Purchases of premises and equipment	(405)	(155)	(107)
Proceeds from sales of premises and equipment	—	13	1
Proceeds from sales of other real estate owned	19	48	41
Cash acquired, net of cash paid as consideration for acquisition	810	134	—
Proceeds from surrender of bank-owned life insurance policies	1,094	157	—
Other investing activities	208	(108)	(42)
Net cash provided by (used in) investing activities	2,429	75	(7,568)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in time deposits	5,634	568	(406)
Net (decrease) increase in demand and other interest-bearing deposits	(5,369)	(2,259)	8,382
Net change in securities sold under customer repurchase agreements	39	(153)	(52)
Repayment of short-term borrowings	(2,250)	(1,355)	—
Proceeds from issuance of short-term borrowings	500	3,105	—
Repayment of long-term borrowings	(13,120)	(5,099)	(54)
Proceeds from issuance of long-term borrowings	9,991	3,854	—
Repurchase of Class A common stock	—	(1,240)	—
Cash dividends paid	(117)	(83)	(42)
Other financing activities	(7)	(24)	—
Net cash (used in) provided by financing activities	(4,699)	(2,686)	7,828
Change in cash and due from banks	390	180	(24)
Cash and due from banks at beginning of period	518	338	362
Cash and due from banks at end of period	$908	$518	$338

	Year Ended December 31,
dollars in millions	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest	$3,686	$525	$62
Income taxes	514	(551)	870
Significant non-cash investing and financing activities:
Transfers of loans to other real estate	20	14	14
Transfers of premises and equipment to other real estate	6	19	14
Transfer of investment securities available for sale (from) to held to maturity	—	—	452
Dividends declared but not paid	—	1	—
Transfer of assets from held for investment to held for sale	336	188	88
Transfer of assets from held for sale to held for investment	14	21	4
Loans held for sale exchanged for investment securities	—	38	231
Commitments extended during the period on affordable housing investment credits	224	110	15
Issuance of common stock as consideration for CIT Merger	—	5,279	—
Stock based compensation as consideration for CIT Merger	—	81	—
Issuance of preferred stock as consideration for CIT Merger	—	541	—
Purchase Money Note as consideration for SVBB Acquisition	35,808	—	—
See accompanying Notes to the Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States. BancShares provides various types of commercial and consumer banking services, including lending, leasing and wealth management services. Deposit services include checking, savings, money market and time deposit accounts.

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
The accounting and reporting policies of BancShares are in accordance with United States generally accepted accounting principles (“GAAP”) and general practices within the banking industry.

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

VIEs are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. BancShares has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. BancShares is not the primary beneficiary and does not hold a controlling interest in the VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance. As such, assets and liabilities of these entities are not consolidated into the financial statements of BancShares. The recorded investment in these entities is reported within other assets. See Note 10—Variable Interest Entities and Note 11—Other Assets for additional information.

Reclassifications
In certain instances, amounts reported in the 2022 and 2021 consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

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

Business Combinations
BancShares accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets and assumed liabilities are included with the acquirer’s accounts at their estimated fair value as of the date of acquisition, with any excess of purchase price over the fair values of the net assets acquired and any finite-lived intangible assets established in connection with the business combination recognized as goodwill. To the extent the fair value of identifiable net assets acquired exceeds the purchase price, a gain on acquisition is recognized. Acquisition-related costs are recognized as period expenses as incurred.

On March 27, 2023 (the “SVBB Acquisition Date”), FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. (“SVBB”) from the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to the terms of a purchase and assumption agreement (the “SVBB Purchase Agreement”) by and among FCB, the FDIC, and the FDIC, as receiver of SVBB (the “SVBB Acquisition”).

On January 3, 2022 (the “CIT Merger Date”), BancShares completed its merger (the “CIT Merger”) with CIT Group Inc. (“CIT”), pursuant to an Agreement and Plan of Merger, dated as of October 15, 2020, as amended by Amendment No. 1, dated as of September 30, 2021 (as amended, the “CIT Merger Agreement”).

Refer to Note 2—Business Combinations for additional information.

Reportable Segments
As of December 31, 2022, BancShares managed its business and reported its financial results in General Banking, Commercial Banking, and Rail segments. All other financial information is included in the “Corporate” component of segment disclosures. In conjunction with the SVBB Acquisition, BancShares added the Silicon Valley Banking segment (the “SVB segment”), which includes the assets acquired, liabilities assumed and related operations from the SVBB Acquisition. See Note 23—Business Segment Information for additional information.

SIGNIFICANT ACCOUNTING POLICIES

Interest-Earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other banks. Interest-earning deposits at banks have maturities of three months or less. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature.

Securities Purchased Under Agreement to Resell
Securities purchased under agreement to resell are accounted for as collateralized financing transactions as the terms of such purchase agreements do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. The securities purchased under agreement to resell were collateralized by U.S. Treasury and U.S. agency mortgage-backed securities. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income.

Investments

Debt Securities
BancShares classifies debt securities as held to maturity or available for sale. Debt securities are classified as held to maturity when BancShares has the intent and ability to hold the securities to maturity. held to maturity securities are reported at amortized cost. Debt securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses, net of income taxes, reported in Accumulated Other Comprehensive Income (“AOCI”). Amortization of premiums and accretion of discounts for debt securities are recorded in interest income. Realized gains and losses from the sale of debt securities are included in noninterest income. BancShares performs pre-purchase due diligence and evaluates the credit risk of available for sale and held to maturity debt securities purchased directly into BancShares' portfolio or via acquisition. If securities have evidence of more than insignificant credit deterioration since issuance, they are designated as purchased credit deteriorated (“PCD”).

For available for sale debt securities, management performs a quarterly analysis of the investment portfolio to evaluate securities currently in an unrealized loss position for potential credit-related impairment. If BancShares intends to sell a security, or does not have the intent and ability to hold a security before recovering the amortized cost, the entirety of the unrealized loss is immediately recorded in earnings to the extent that it exceeds the associated allowance for credit losses previously established. For the remaining securities, an analysis is performed to determine if any portion of the unrealized loss recorded relates to credit impairment. If credit-related impairment exists, the amount is recorded through the allowance for credit losses and related provision. This review includes indicators such as changes in credit rating, delinquency, bankruptcy or other significant events impacting the issuer.

Debt securities are also classified as past due when the payment of principal and interest based upon contractual terms is 30 days delinquent or greater. Management reviews all debt securities with delinquent interest and immediately charges off any accrued interest determined to be uncollectible. See Note 3—Investment Securities for additional information.

Equity Securities
Investments in equity securities having readily determinable fair values are stated at fair value. Realized and unrealized gains and losses on these securities are included in noninterest income. Dividends on marketable equity securities are included in interest on investment securities.

Nonmarketable equity securities that do not meet the criteria to be accounted for under the equity method and that do not have readily determinable fair values are measured at cost under the measurement alternative with adjustments for impairment and observable price changes if applicable. Dividends from these investments are included in noninterest income. See Note 11—Other Assets for amounts of nonmarketable equity securities at December 31, 2023 and 2022.

BancShares evaluates its equity securities for impairment and recoverability of the recorded investment based on analysis of the facts and circumstances of each investment, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income.

Other Securities
Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of FHLB restricted stock. This stock is restricted as it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges and is recorded within other assets. Additionally, BancShares holds shares of Visa Inc. (“Visa”) Class B common stock. See Note 3—Investment Securities and Note 11—Other Assets for additional information.

Affordable Housing Tax Credit and Other Unconsolidated Investments

Affordable Housing Tax Credit Investments
BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act of 1977 (“CRA”) requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense. All of our investments in qualified affordable housing projects are accounted for under the proportional amortization method.

Equity Method Investments
Under the equity method, we record our proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of other noninterest income. Dividends and distributions from these investments are recorded as reductions to the carrying value of the investments. These investments are evaluated for impairment, with impairment recorded when there is an other-than-temporary decline in value.

See Note 10—Variable Interest Entities and Note 11—Other Assets for additional information.

Assets Held for Sale
Assets held for sale (“AHFS”) primarily consists of commercial loans carried at the lower of the cost or fair value (“LOCOM”) and residential mortgage loans carried at fair value, as BancShares elected to apply the fair value option for mortgage loans originated with the intent to sell. AHFS also includes operating lease equipment held for sale, which is carried at LOCOM.

Loans and Leases
Originated loans for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans outstanding. The net amount of the nonrefundable fees and costs is amortized to interest income over the contractual lives as an adjustment to yield using methods that approximate a constant yield, as applicable, or the straight-line method for revolving lines of credit.

BancShares extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, finance leases and operating leases. BancShares also extends credit through consumer loans, including residential mortgages and auto loans. Our loan classes as of December 31, 2023 are described below.

Commercial Loans and Leases
Commercial Construction – Commercial construction consists of loans to finance land for commercial development of real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate (“CRE”) as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult.

Owner Occupied Commercial Mortgage – Owner occupied commercial mortgage consists of loans to purchase or refinance owner occupied nonresidential properties. This includes office buildings, other commercial facilities and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

Non-owner Occupied Commercial Mortgage – Non-owner occupied commercial mortgage consists of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

Commercial and Industrial – Commercial and industrial (“C&I”) loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, and business credit cards. The primary risk associated with C&I loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk that the borrower will be unable to service the debt consistent with the contractual terms of the loan.

Factoring – We provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). The most prevalent risk in factoring transactions is customer credit risk, which relates to the financial inability of a customer to pay undisputed factored trade accounts receivable. Factoring receivables are primarily included in the C&I loan class.

Leases – Leases consists of finance lease arrangements for technology and office equipment and large and small industrial, medical, and transportation equipment.

Consumer Loans
Residential Mortgage – Consumer mortgage consists of loans to purchase, construct, or refinance the borrower’s primary dwelling, secondary residence or vacation home and are often secured by 1-4 family residential properties or undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral. Delays in construction and development projects can cause cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

Revolving Mortgage – Revolving mortgage consists of home equity lines of credit and other lines of credit or loans secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior liens as a substantial decline in value could render the junior lien position effectively unsecured.

Consumer Auto – Consumer auto loans consist of installment loans to finance purchases of vehicles. These loans include direct auto loans originated in bank branches, as well as indirect auto loans originated through agreements with auto dealerships. The value of the underlying collateral within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral, if any.

Consumer Other – Other consumer loans consist of loans to finance unsecured home improvements, student loans, and revolving lines of credit that can be secured or unsecured, including personal credit cards. The value of the underlying collateral within this class is at risk of potential rapid depreciation, which could result in unpaid balances in excess of the collateral.

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

Investor Dependent – The investor dependent class includes loans made primarily to technology and life science/healthcare companies. These borrowers typically have modest or negative cash flows and rarely have an established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering. The investor dependent loans are disaggregated into two classes:
•Early Stage – These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million.
•Growth Stage – These include loans to growth stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid-stage, and companies with revenues in excess of $15 million are considered to be later-stage.

Cash Flow Dependent and Innovation C&I – Cash flow dependent and innovation C&I loans are made primarily to technology and life science/healthcare companies that are not investor dependent. Repayment of these loans is not dependent on additional equity financing, a successful sale or an initial public offering.
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

Private Bank – Private banking includes loans to clients who are primarily private equity or venture capital professionals and executives in the innovation companies, as well as high net worth clients. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, personal capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products. In addition, we provide owner occupied commercial mortgages and real estate secured loans.

Commercial Real Estate – CRE consists generally of acquisition financing loans for commercial properties such as office buildings, retail properties, apartment buildings and industrial/warehouse space.

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
▪Other acquired portfolios consist primarily of construction and land loans for financing new developments as well as financing for improvements to existing buildings. These also include community development loans made as part of our responsibilities under CRA.

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

Purchased Credit Deteriorated Loans and Leases
Purchased loans and leases that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans and leases. PCD loans and leases are recorded at acquisition date amortized cost, which is the purchase price or fair value in a business combination, plus BancShares' initial ALLL, which results in a gross up of the loan balance (the “PCD Gross-Up”). The initial ALLL for PCD loans and leases (the “Initial PCD ALLL”) is established through the PCD Gross-Up and there is no corresponding increase to the provision for credit losses. The difference between the UPB and the acquisition date amortized cost resulting from the PCD Gross-Up is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. Refer to Note 5—Allowance for Loan and Lease Losses for additional information.

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

Troubled Debt Restructurings and Loan Modifications When a Borrower is Experiencing Financial Difficulty
Refer to discussion in the “Newly Adopted Accounting Standards” section of Note 1—Significant Accounting Policies and Basis of Presentation.

Loan Charge-Offs and Recoveries
Loan charge-offs are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral, guarantees, and the status of collection activities. Loan balances considered uncollectible are charged-off against the ALLL and deducted from the carrying value of the related loans. Consumer loans are subject to mandatory charge-off at specified delinquency dates in accordance with regulatory guidelines. The value of the underlying collateral for consumer loans is considered when determining the charge-off amount if repossession is reasonably assured and in process. See Note 4—Loans and Leases for additional information. Realized recoveries of amounts previously charged-off are credited to the ALLL.

Allowance for Loan and Lease Losses
The ALLL represents management’s best estimate of credit losses expected over the life of the loan or lease, adjusted for expected contractual payments and the impact of prepayment expectations. Estimates for loan and lease losses are determined by analyzing quantitative and qualitative components present as of the evaluation date using the current expected credit loss (“CECL”) methodology in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 326 Financial Instruments- Credit Losses. Adjustments to the ALLL are recorded with a corresponding entry to the provision or benefit for credit losses.

The ALLL is calculated based on a variety of considerations, including, but not limited to actual net loss history of the various loan and lease pools, delinquency trends, changes in forecasted economic conditions, loan growth, estimated loan life, and changes in portfolio credit quality. Loans and leases are segregated into pools with similar risk characteristics and each have a model that is utilized to estimate the ALLL. These ALLL models estimate the probability of obligor default (“PD”) and loss given default (“LGD”) for individual loans and leases within each risk pool based on historical loss experience, borrower characteristics, collateral type, forecasts of future economic conditions, expected future recoveries and other factors. The loan and lease level, undiscounted ALLL is calculated by applying the modeled PD and LGD to monthly forecasted loan and lease balances which are adjusted for contractual payments, prior defaults, and prepayments. Prepayment assumptions were developed through a review of BancShares’ historical prepayment activity and considered forecasts of future economic conditions. Forecasted LGDs are adjusted for expected recoveries. Model outputs may be adjusted through a qualitative assessment to reflect trends not captured within the models, which could include economic conditions, credit quality, concentrations, and significant policy and underwriting changes. Risk pools for estimating the ALLL are aggregated into commercial, consumer and SVB loan portfolios for reporting purposes in Note 5—Allowance for Loan and Lease Losses.

The ALLL models utilize economic variables, including unemployment, gross domestic product, home price index, CRE index, corporate profits, and credit spreads. These economic variables are based on macroeconomic scenario forecasts with a forecast horizon that covers the lives of the loan portfolios. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations.

When loans do not share risk characteristics similar to others in the pool, the ALLL is evaluated on an individual basis. Given that BancShares' CECL models are loan level models, the number of loans individually evaluated is not significant and consists primarily of loans greater than $500 thousand. A specific ALLL is established, or charge-off is recorded, for the difference between the excess amortized cost of loan and the estimated fair value of the loan, less estimated costs to sell.

Accrued Interest Receivable
BancShares' accounting policies and credit monitoring provide that uncollectible accrued interest is reversed or written off against interest income in a timely manner. Therefore, BancShares elected to not measure an ALLL for accrued interest receivable. Accrued interest receivable is recorded in other assets and is excluded from the amortized cost basis of loans, investment securities available for sale, and investment securities held to maturity.

Unfunded Commitments
A reserve for off-balance sheet exposures is established for unfunded commitments such as unfunded balances for existing lines of credit, deferred purchase agreements (“DPAs”), commitments to extend future credit, as well as both standby and commercial letters of credit, when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). We do not recognize an ALLL for commitments that are unconditionally cancellable at our discretion. These unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. BancShares estimates the expected funding amounts and applies its PD and LGD models to those expected funding amounts to estimate the reserve for off-balance sheet exposures. See Note 5—Allowance for Loan and Lease Losses for the provision for off-balance sheet credit exposure and Note 15—Other Liabilities for ending balances for the reserve for off-balance sheet credit exposure.

Leases

Lessor Arrangements
Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Rail equipment has estimated useful lives of 40-50 years and the useful lives of other equipment are generally 3-10 years.

Where management’s intent is to sell the operating lease equipment and provided specific AHFS accounting criteria are met, the equipment is marked to LOCOM and classified as AHFS and depreciation is no longer recognized. Equipment received at the end of the lease to be sold is marked to LOCOM, with the adjustment recorded in other noninterest income. Initial direct costs are amortized over the lease term.

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

We manage and evaluate residual risk by performing periodic reviews of estimated residual values and monitoring levels of residual realizations. A change in estimated operating lease residual values would result in a change in future depreciation expense. A change in estimated finance lease residual values during the lease term impacts the ALLL as the lessor considers both the lease receivable and the unguaranteed residual asset when determining the finance lease ALLL.

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

Lessee Arrangements
BancShares leases certain branch locations, administrative offices and equipment. Operating lease right of use assets (“ROU assets”) are included in other assets and the associated lease obligations are included in other liabilities. Finance leases are included in premises and equipment and other borrowings. See Note 13—Borrowings for additional information. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; BancShares instead recognizes lease expense for these leases on a straight-line basis over the lease term.

ROU assets represent BancShares' right to use an underlying asset for the lease term and lease liabilities represent BancShares' corresponding obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets also include initial direct costs and pre-paid lease payments made less any lease incentives received. As most of BancShares' leases do not provide an implicit rate, BancShares uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using secured rates for new FHLB advances under similar terms as the lease at inception.

Most leases include one or more options to renew. The exercise of lease renewal options is at BancShares' sole discretion. When it is reasonably certain BancShares will exercise its option to renew or extend the lease term, the option is included in calculating the value of the ROU asset and lease liability. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

BancShares determines if an arrangement is a lease at inception. BancShares’ lease agreements do not contain any material residual value guarantees or material restrictive covenants. BancShares does not lease any properties or facilities from any related party. See Note 6—Leases for additional information.

Goodwill and Other Intangible Assets
Goodwill is defined in the “Business Combinations” section of Note 1—Significant Accounting Policies and Basis of Presentation. BancShares’ evaluates goodwill for impairment annually as of July 31 (the “Annual Goodwill Impairment Test”), or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists.

BancShares applied the acquisition method of accounting for the SVBB Acquisition and CIT Merger and the fair values of the net assets acquired and core deposit intangibles exceeded the purchase price for each transaction. Consequently, there was a gain on acquisition (and no goodwill) related to the SVBB Acquisition and the CIT Merger.

Other finite-lived intangible assets, such as core deposit intangibles, are initially recorded at fair value and are amortized over their average estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate a potential impairment exists.

Refer to further discussion in Note 2—Business Combinations and Note 8—Goodwill and Core Deposit Intangibles.

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

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation expense is generally computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and finance lease ROU assets are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the assets. BancShares reviews premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and when an impairment loss is recognized the adjusted carrying amount will be its new cost basis to depreciate over the remaining useful life of the asset.

Derivative Assets and Liabilities
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

BancShares documents, at inception, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, BancShares designates the derivative as either a qualifying hedge or nonqualifying hedge (defined below). The designation may change based upon management’s reassessment of circumstances.

In order to manage its interest rate exposure, BancShares enters into fair value hedges of certain fixed rate debt. BancShares recognizes the changes in the fair values of the hedging instrument and hedged item in interest expense for borrowings in the Consolidated Statements of Income.

Derivatives not designated as hedging instruments (“nonqualifying hedges”) are presented in the Consolidated Balance Sheets in other assets or other liabilities, with resulting gains or losses and periodic interest settlements and other changes in fair value reported in other noninterest income.

BancShares provides interest rate derivative contracts to support the business requirements of its customers. The derivative contracts include interest rate swap agreements and interest rate cap and floor agreements wherein BancShares acts as a seller of these derivative contracts to its customers. To mitigate the market risk associated with these customer derivatives, BancShares enters into back-to-back positions with broker-dealers.

BancShares has both bought and sold credit protection in the form of participations in interest rate swaps (risk participations). These risk participations were entered into in the ordinary course of business to facilitate customer credit needs. Swap participations where BancShares has sold credit protection have maturities ranging between 2024 and 2048 and may require BancShares to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

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

BancShares is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative agreement. Losses related to credit risk are reflected in other noninterest income. BancShares manages this credit risk by requiring that all derivative transactions entered into as hedges be conducted with counterparties rated investment grade at the initial transaction by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty. In addition, pursuant to the terms of the Credit Support Annexes between BancShares and its counterparties, BancShares may be required to post collateral or may be entitled to receive collateral in the form of cash or highly liquid securities depending on the valuation of the derivative instruments as measured on a daily basis. See Note 14—Derivative Financial Instruments for additional information.

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

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, FCB may obtain rights that include an option to purchase a position in a client company's stock in the form of an equity warrant. The equity warrant assets are primarily in private, venture-backed companies in the technology and life science/healthcare industries and are generally categorized as Level 3 on the fair value hierarchy due to lack of direct observable pricing and a general lack of liquidity due to the private nature of the associated underlying company.

Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) represent the right to provide servicing under various loan servicing contracts when servicing is retained in connection with a loan sale or acquired in a business combination. MSRs are initially recorded at fair value and amortized in proportion to, and over the period of, the future net servicing income of the underlying loan. At each reporting period, MSRs are evaluated for impairment based upon the fair value of the rights as compared to the carrying value. See Note 9—Mortgage Servicing Rights for additional information.

Securities Sold Under Customer Repurchase Agreements
BancShares enters into sales of securities under agreements to repurchase which are treated as financings, with the obligation to repurchase securities sold reflected as short-term borrowings. See Note 13—Borrowings for additional information.

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

•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include certain commercial loans, debt and equity securities with quoted prices that are traded less frequently than exchange-traded instruments or using a third-party pricing service, borrowings, time deposits, deposits with no stated maturity, securities sold under customer repurchase agreements and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments such as collateral dependent commercial and consumer loans, as well as loans held for sale, certain available for sale corporate securities and derivative contracts, such as equity warrants, whose values are determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

See Note 16—Fair Value for additional information.

Per Share Data
Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of Class A common stock, par value $1 (“Class A common stock”), and Class B common stock, par value $1 (“Class B common stock”), outstanding during each period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive shares. BancShares’ potential dilutive instruments include unvested restricted stock units (“RSUs”). The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the diluted earnings per common share computation as the result would have an anti-dilutive effect. BancShares had no potential dilutive common shares outstanding prior to the CIT Merger and did not report diluted earnings per common share for prior periods. See Note 20—Earnings Per Common Share for additional information.

Income Taxes
Income taxes are accounted for using the asset and liability approach as prescribed in ASC 740, Income Taxes. Under this method, a deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in BancShares’ income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period which includes the enactment date. BancShares has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

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

As a result of the Inflation Reduction Act of 2022, effective for tax years beginning after December 31, 2022, BancShares is subject to a Corporate Alternative Minimum Tax (“CAMT”). BancShares treats CAMT that may be applicable to tax years beginning after December 31, 2022 as a period cost.

Refer to Note 21—Income Taxes for additional disclosures.

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

Stock-Based Compensation
BancShares did not have stock-based compensation awards prior to completion of the CIT Merger. Certain CIT employees received grants of RSUs (“CIT RSUs”) or performance stock unit awards (“CIT PSUs”). Upon completion of the CIT Merger and pursuant to the terms of the Merger Agreement, (i) the CIT RSUs and CIT PSUs converted into “BancShares RSUs” based on the 0.062 exchange ratio (the “Exchange Ratio”) and (ii) the BancShares RSUs became subject to the same terms and conditions (including vesting terms, payment timing and rights to receive dividend equivalents) applicable to the CIT RSUs and CIT PSUs, except that vesting for the converted CIT PSUs was no longer subject to any performance goals or metrics. The fair value of the BancShares RSUs was determined based on the closing share price of the Parent Company’s Class A common stock on the CIT Merger Date. The fair value of the BancShares RSUs is (i) included in the purchase price consideration for the portion related to employee services provided prior to completion of the CIT Merger and (ii) recognized in expenses for the portion related to employee services to be provided after completion of the CIT Merger. For “graded vesting” awards, each vesting tranche of the award is amortized separately as if each were a separate award. For “cliff vesting” awards, compensation expense is recognized over the requisite service period. BancShares recognizes the effect of forfeitures in compensation expense when they occur. In the event of involuntary termination of employees after the CIT Merger Date, vesting occurs on the employee termination date for BancShares RSUs subject to change in control provisions. Expenses related to stock-based compensation are included in acquisition-related expenses in the Consolidated Statements of Income. Stock-based compensation is discussed further in Note 22—Employee Benefit Plans.

Members of the CIT Board of Directors had RSU awards, stock settled annual awards, and deferred stock-settled annual awards (collectively, the “CIT Director Equity Awards”), which vested immediately upon the completion of the CIT Merger. The fair value of the CIT Director Equity Awards was determined based on the Exchange Ratio and the closing share price of the Class A common stock on the CIT Merger Date, and was included in the purchase price consideration disclosed in Note 2—Business Combinations.

Defined Benefit Pension Plans and Other Postretirement Benefits
BancShares has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain employees. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. All assumptions are reviewed annually for appropriateness. The discount rate assumption used to measure the plan obligations is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plans are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. The assumed rate of future compensation increases is based on actual experience and future salary expectations. BancShares also estimates a long-term rate of return on pension plan assets used to estimate the future value of plan assets. In developing the long-term rate of return, BancShares considers such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plans and projections of future returns on various asset classes. In conjunction with the CIT Merger, BancShares assumed the funded and unfunded noncontributory defined benefit pension and postretirement plans of CIT. The postretirement plans acquired were terminated during 2022. See Note 22—Employee Benefit Plans for disclosures related to the plans.

Revenue Recognition
Interest income on held for investment loans is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with purchase accounting adjustments, which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as held for sale, accretion (amortization) of the discount (premium) will cease. Interest income on loans held for investment and held for sale is included in interest and fees on loans in the Consolidated Statements of Income.

Interest on investment securities and interest on interest-earning deposits at banks is recognized in interest income on an accrual basis. Amortization of premiums and accretion of discounts for investment securities are included in interest on investment securities. Dividends received from marketable equity securities are recognized within interest on investment securities.

BancShares generally acts in a principal capacity, on its own behalf, in its contracts with customers. In these transactions, BancShares recognizes revenues and the related costs to generate those revenues on a gross basis. In certain, circumstances, BancShares acts in an agent capacity, on behalf of the customers with other entities, and recognizes revenues and the related costs to provide BancShares' services on a net basis. BancShares acts as an agent when providing certain cardholder and merchant, insurance, investment management, and brokerage services.

Descriptions of BancShares' noninterest revenue-generating activities are broadly segregated as follows:

Rental income on operating lease equipment – Rental income is recognized on a straight-line basis over the lease term for lease contract fixed payments and is included in noninterest income. Rental income also includes variable lease income which is recognized as earned. The accrual of rental income on operating leases is suspended when the collection of substantially all rental payments is no longer probable and rental income for such leases is recognized when cash payments are received. In the period we conclude that collection of rental payments is no longer probable, accrued but uncollected rental revenue is reversed against rental income.

Fee income and other service charges – These include, but are not limited to, check cashing fees, international banking fees, internet banking fees, wire transfer fees, safe deposit fees, ATM income, as well as capital market-related fees and fees on lines and letters of credit. The performance obligation is fulfilled and revenue is recognized at the point in time the requested service is provided to the customer.

Client investment fees – These are earned from discretionary investment management and related transaction-based services. For discretionary investment management services, revenue is recognized monthly based on the clients’ assets under management. Transaction-based fees are earned on fixed income securities and repurchase agreements when transactions are executed. Amounts paid to third-party providers are not reflected in the transaction price because FCB is an agent for such services.

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

International fees – These primarily include foreign exchange fees. Foreign exchange fees represent the difference between foreign currency's purchase and sale price in spot contracts. These fees are recognized when contracts are executed with our clients. Fees related to other foreign exchange contracts are recognized outside the scope of ASC 606, Revenue from Contracts with Customers, because they are considered derivatives.

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

Insurance commissions – These include revenue from insurance on equipment leased to customers, which is recognized over the policy period. We also earn commissions on the issuance of insurance products and services. The commission performance obligation is generally satisfied upon the issuance of the insurance policy and revenue is recognized when the commission payment is remitted by the insurance carrier or policy holder depending on whether the billing is performed by BancShares or the carrier.

Gains on leasing equipment – These are recognized upon completion of sale (sale closing) and transfer of title. The gain is determined based on sales price less book carrying value (net of accumulated depreciation).

BOLI income – This reflects income earned on changes in the CSV of the BOLI policies and proceeds of insurance benefits upon an event of a claim.

Other – This consists of several forms of recurring revenue, such as FHLB dividends. For the remaining transactions, revenue is recognized when, or as, the performance obligation is satisfied. Other items include derivative gains and losses, gain on sales of other assets including OREO, fixed assets and loans, and non-marketable securities.

Newly Adopted Accounting Standards
BancShares adopted the following accounting standards as of January 1, 2023:

ASU 2022-01, Fair Value Hedging - Portfolio Layer Method - Issued March 2022

The amendments in this Accounting Standards Update (“ASU”) allow entities to designate multiple hedged layers of a single closed portfolio and expands the scope of the portfolio layer method to include non-prepayable financial assets. The ASU provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method. In addition, upon adoption the update permits a one-time reclassification of certain debt securities from the held-to-maturity category to the available-for-sale category if the portfolio layer hedging method is applied to those securities. Upon adoption, we did not make any one-time reclassifications. Adoption of this ASU did not have a material impact on BancShares’ consolidated financial statements and disclosures as BancShares did not have any hedged portfolios.

ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures - Issued March 2022 (“ASU 2022-02”)

The amendments in this ASU: (i) eliminated the previous recognition and measurement guidance for troubled debt restructurings (“TDRs”), (ii) required new disclosures for loan modifications when a borrower is experiencing financial difficulty (the “Modification Disclosures”) and (iii) required disclosures of current period gross charge-offs by year of origination in the vintage disclosures (the “Gross Charge-off Vintage Disclosures”).

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

BancShares elected to apply the modified retrospective transition method for ALLL recognition and measurement. The adoption of this ASU did not result in a cumulative effect adjustment to retained earnings. The Modification Disclosures and Gross Charge-off Vintage Disclosures are applied prospectively beginning January 1, 2023.

For periods prior to adoption of ASU 2022-02, a loan was considered a TDR when both a modification to a borrower’s debt agreement was made and a concession was granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be granted. TDR concessions could include short-term deferrals of interest, modifications of payment terms or, in certain limited instances, forgiveness of principal or interest. TDR loans can be nonaccrual or accrual, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance was charged-off, the remaining balance was typically classified as nonaccrual.

See Note 4—Loans and Leases for TDR disclosures for historical periods prior to adoption of ASU 2022-02 and the Modification Disclosures and Gross Charge-off Vintage Disclosures for periods after ASU 2022-02 was adopted.

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

FCB and the FDIC are awaiting conclusion of the customary final settlement process which could impact the fair value of certain other assets acquired and other liabilities assumed. We continue to review information relating to events or circumstances existing at the SVBB Acquisition Date that could impact the preliminary fair value estimates. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the SVBB Acquisition Date (the “Measurement Period”). We believe the preliminary fair value estimates of assets acquired and liabilities assumed, including the effects of Measurement Period adjustments, provide a reasonable basis for determining the preliminary fair values. The fair value measurements of certain other assets and liabilities are preliminary as we identify and assess information regarding the nature of these assets and liabilities and review the associated valuation assumptions and methodologies. The tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the SVBB Acquisition Date. As such, the amounts recorded for tax assets and liabilities are considered provisional as we continue to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed, as well as the tax impact on the preliminary gain on acquisition.

Pursuant to the terms of the SVBB Purchase Agreement, FCB acquired assets with an estimated total fair value of approximately $107.54 billion as of the SVBB Acquisition Date, primarily including $68.47 billion of loans, net of the initial ALLL for PCD loans, and $35.31 billion of cash and interest-earning deposits at banks. FCB also assumed liabilities with an estimated total fair value of approximately $61.42 billion, primarily including $56.01 billion of customer deposits. The deposits were acquired without a premium and the assets were acquired at a discount of approximately $16.45 billion pursuant to the terms of the SVBB Purchase Agreement. Further details regarding the fair values of the acquired assets and assumed liabilities are provided in the “Fair Value Purchase Price Allocation” table below.

In connection with the SVBB Purchase Agreement, FCB also entered into a commercial shared loss agreement with the FDIC (the “Shared-Loss Agreement”). The Shared-Loss Agreement covered an estimated $60 billion of commercial loans (collectively, the “Covered Assets”) at the time of acquisition. The FDIC will reimburse FCB for 0% of losses of up to $5 billion with respect to Covered Assets and 50% of losses in excess of $5 billion with respect to Covered Assets (“FDIC Loss Sharing”) and FCB will reimburse the FDIC for 50% of recoveries related to such Covered Assets (“FCB reimbursement”). The Shared-Loss Agreement provides for FDIC Loss Sharing for five years and FCB reimbursement for eight years. The Shared-Loss Agreement extends to loans funded within one year of the SVBB Acquisition Date that were unfunded commitments to loans at the SVBB Acquisition Date. If certain conditions are met pursuant to the Shared-Loss Agreement, FCB has agreed to pay to the FDIC, 45 days after March 31, 2031 (or, if earlier, the time of disposition of all acquired assets pursuant to the Shared-Loss Agreement), a true-up amount up to $1.5 billion calculated using a formula set forth in the Shared-Loss Agreement. As noted below, preliminary estimates indicate there is no material value to attribute to the loss indemnification asset or true-up liability.

In connection with the SVBB Acquisition, FCB issued a five-year $35 billion note payable to the FDIC (the “Original Purchase Money Note”), and entered into binding terms and conditions for an up to $70 billion line of credit provided by the FDIC for related risks and liquidity purposes (the “Initial Liquidity Commitment”). At such time, FCB and the FDIC agreed to negotiate additional terms and documents augmenting and superseding the Original Purchase Money Note and Initial Liquidity Commitment, and on November 20, 2023, FCB and the FDIC entered into new financing agreements for those purposes. On November 20, 2023, the Original Purchase Money Note was amended and restated, dated as of March 27, 2023 and maturing March 27, 2028 (the “Purchase Money Note”), adjusting the principal amount to approximately $36.07 billion. FCB and the FDIC, as lender and as collateral agent, also entered into an Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023 (the “Advance Facility Agreement”), providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 25 basis points (but in no event less than 0.00%). Obligations of FCB under the Advance Facility Agreement are subordinated to its obligations under the Purchase Money Note. See Pledged Assets section in Note 4—Loans and Leases.

Purchase Price Consideration for the SVBB Acquisition
As consideration for the SVBB Acquisition, FCB issued the Purchase Money Note with a principal amount of $36.07 billion (fair value of $35.81 billion). FCB pledged specified assets as collateral security for the Purchase Money Note and the Advance Facility Agreement, including loans purchased from the FDIC as receiver to SVBB, the related loan documents and collections, accounts established for collections and disbursements, any items credited thereto, such additional collateral (if any) as the parties may agree to in future, and proceeds thereof. The interest rate on the Purchase Money Note accrues at a rate of 3.50% per annum. There are no scheduled principal payments under the Purchase Money Note. FCB may voluntarily prepay principal under the Purchase Money Note without premium or penalty, twice per month. The principal amount of the Purchase Money Note is based on the carrying value of net assets acquired less the asset discount of $16.45 billion pursuant to the terms of the SVBB Purchase Agreement.

In addition, as part of the consideration for the SVBB Acquisition, BancShares issued a Cash Settled Value Appreciation Instrument to the FDIC (the “Value Appreciation Instrument”) in which FCB agreed to make a cash payment to the FDIC equal to the product of (i) 5 million and (ii) the excess amount by which the average volume weighted price of one share of Class A common stock, over the two Nasdaq trading days immediately prior to the date on which the Value Appreciation Instrument is exercised exceeds $582.55; provided that the settlement amount does not exceed $500 million. The Value Appreciation Instrument was exercisable by the holder thereof, in whole or in part, from and including March 27, 2023 to April 14, 2023. The FDIC exercised its right under the Value Appreciation Instrument on March 28, 2023 and a $500 million payment was made on April 4, 2023.

The following table provides the purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the SVBB Acquisition Date.

Fair Value Purchase Price Allocation

dollars in millions	Fair Value Purchase Price Allocation as of March 27, 2023
Purchase price consideration
Purchase Money Note (1)	$35,808
Value Appreciation Instrument	500
Purchase price consideration	$36,308
Assets
Cash and due from banks	$1,310
Interest-earning deposits at banks	34,001
Investment securities available for sale	385
Loans and leases, net of the initial PCD ALLL	68,468
Affordable housing tax credit and other unconsolidated investments	1,273
Premises and equipment	308
Core deposit intangibles	230
Other assets	1,564
Total assets acquired	$107,539
Liabilities
Deposits	$56,014
Borrowings	10
Deferred tax liabilities	3,364
Other liabilities	2,035
Total liabilities assumed	$61,423
Fair value of net assets acquired	46,116
Preliminary gain on acquisition, after income taxes (2)	$9,808
Preliminary gain on acquisition, before income taxes (2)	$13,172
(1) The principal amount of the Purchase Money Note is the carrying value of net assets acquired of approximately $52.52 billion less the asset discount of $16.45 billion pursuant to the SVBB Purchase Agreement. The $35.81 billion above is net of a fair value discount of approximately $264 million.
(2) The difference between the preliminary gain on acquisition before and after taxes reflects the deferred tax liabilities recorded in the SVBB Acquisition, as presented above.

The preliminary gain on acquisition of $9.81 billion, net of income taxes of $3.36 billion, included in noninterest income represents the excess of the fair value of net assets acquired over the purchase price.

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

Loans and Leases Acquired

dollars in millions	Loans and Leases
	UPB	Fair Value
Non-PCD loans and leases	$68,719	$66,422
PCD loans and leases	2,568	2,046
Total loans and leases, before PCD gross-up	$71,287	$68,468

The following table summarizes PCD loans and leases that BancShares acquired in the SVBB Acquisition.

PCD Loans and Leases

dollars in millions	Total PCD Loans from SVBB Acquisition
UPB	$2,568
Fair value	2,046
Total fair value discount	522
Less: discount for loans with $0 fair value at SVBB Acquisition Date	26
Less: PCD gross-up	220
Non-credit discount (1)	$276
(1) The non-credit discount of $276 million will be accreted into income over the contractual life of the applicable loan using the effective interest method.

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
Certain core deposits were acquired as part of the SVBB Acquisition, which provide an additional source of funds for BancShares. The core deposit intangible represents the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the after tax cost savings method under the income approach. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The valuation considered a dynamic approach to interest rates and alternative cost of funds. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to further discussion in Note 8—Goodwill and Core Deposit Intangibles.

Other assets
The following table details other assets acquired:

Other Assets

dollars in millions	Fair Value
Accrued interest receivable	$431
Federal Home Loan Bank stock and Federal Reserve Bank stock	320
Fair value of derivative financial instruments	458
Other	355
Total other assets	$1,564

The fair values of the derivative assets in the table above and derivative liabilities in the table below were valued using prices of financial instruments with similar characteristics and observable inputs. The fair value of accrued interest receivable and the remaining other assets was determined to approximate book value. Refer to further discussion in Note 14—Derivative Financial Instruments and Note 16—Fair Value.
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

Other liabilities
The following table details other liabilities assumed:

dollars in millions	Fair Value
Commitments to fund tax credit investments	$715
Fair value of derivative financial instruments	497
Reserve for off-balance sheet credit exposures	253
Accrued interest payable	109
Other	461
Total other liabilities	$2,035

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

Pro Forma Information - SVBB Acquisition
SVBB was only in operation from March 10 to March 27, 2023 and does not have historical financial information on which we could base pro forma information. Additionally, we did not acquire all assets or assume all liabilities of SVBB and an essential part of the SVBB Acquisition is the federal assistance governed by the SVBB Purchase Agreement and Shared-Loss Agreement, which is not reflected in the previous operations of SVBB. Therefore, it is impracticable to provide unaudited pro forma information on revenues and earnings for the SVBB Acquisition in accordance with ASC 805-10-50-2.

Net interest income, noninterest income and net income of $1.95 billion, $478 million and $530 million, respectively, from the SVB segment (see Note 23—Business Segment Information) were included in BancShares’ Consolidated Statement of Income from the SVBB Acquisition Date through December 31, 2023.

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

The CIT Merger has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the CIT Merger Date. The following table provides the purchase price allocation to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the CIT Merger Date:

Fair Value Purchase Price Allocation

dollars in millions, except shares issued and price per share	Fair Value Purchase Price Allocation as of January 3, 2022
Common share consideration
Shares of Class A common stock issued	6,140,010
Price per share on January 3, 2022	$859.76
Common stock consideration	$5,279
Preferred stock consideration	541
Stock-based compensation consideration	81
Cash in lieu of fractional shares and other consideration paid	51
Purchase price consideration	$5,952
Assets
Cash and interest-earning deposits at banks	$3,060
Investment securities	6,561
Assets held for sale	59
Loans and leases	32,714
Operating lease equipment	7,838
Bank-owned life insurance	1,202
Intangible assets	143
Other assets	2,198
Total assets acquired	$53,775
Liabilities
Deposits	$39,428
Borrowings	4,536
Credit balances of factoring clients	1,534
Other liabilities	1,894
Total liabilities assumed	$47,392
Fair value of net assets acquired	6,383
Gain on acquisition	$431

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

BancShares’ accounting methods for acquired loans and leases are discussed in Note 1—Significant Accounting Policies and Basis of Presentation. The following table presents the UPB and fair value of the loans and leases acquired by BancShares in the CIT Merger. The UPB for PCD loans and leases includes the PCD Gross-Up of $272 million as discussed further in Note 4 — Loans and Leases.

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

A discount was recorded for operating lease equipment, which includes railcars, locomotives and other equipment, to reduce it to fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the equipment on a straight-line basis. The intangible liability (see Note 8—Goodwill and Core Deposit Intangibles) will be amortized, thereby increasing rental income (a component of noninterest income) over the remaining term of the lease agreements on a straight-line basis.

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
Certain core deposits were acquired as part of the CIT Merger, which provide an additional source of funds for BancShares. The core deposit intangibles represent the costs saved by BancShares by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the income approach, after-tax cost savings method. This method estimates the fair value by discounting to present value the favorable funding spread attributable to the core deposit balances over their estimated average remaining life. The favorable funding spread is calculated as the difference in the alternative cost of funds and the net deposit cost. Refer to Note 8—Goodwill and Core Deposit Intangibles for further discussion.

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

The ROU asset associated with real estate operating leases were measured at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. The lease liability was measured at the present value of the remaining lease payments, as if the acquired lease were a new lease of the acquirer at the acquisition date and using BancShares incremental borrowing rate. The lease term was determined for individual leases based on management’s assessment of the probability of exercising the existing renewal, termination and/or purchase option.

Fair values for property, including leasehold improvements, furniture and fixtures, computer software and other digital equipment were determined using the cost approach. Certain tangible assets that are expected to be sold in the short term were reported at net book value. Real estate property, such as land and buildings, was valued using the sales comparison approach, where sales of comparable properties are adjusted for differences to estimate the value of each subject property.

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

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the year ended December 31, 2022 and 2021 as if CIT had been acquired on January 1, 2021. The unaudited estimated pro forma information combines the historical results of CIT and BancShares and includes certain pro forma adjustments. The key pro forma adjustments relate to the following items that were recognized in BancShares Consolidated Statement of Income for the year ended December 31, 2022, but were reflected in 2021 for the pro forma financial information: (i) provision for credit losses of $513 million related to the Non-PCD loans and leases and unfunded commitments; (ii) acquisition-related expenses of $231 million; (iii) estimated purchase accounting adjustment accretion and amortization related to fair value adjustments and intangibles associated with the CIT Merger; and (iv) $431 million gain on acquisition. BancShares expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information should not be relied upon as being indicative of the historical results of operations that would have occurred had the acquisition taken place on January 1, 2021. Actual results may differ from the unaudited pro forma information presented below and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated BancShares

dollars in millions	Year Ended December 31,
	2022	2021
Interest income	$3,413	$2,867
Noninterest income	1,705	2,537
Net income	1,225	1,497

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at December 31, 2023 and 2022.

Amortized Cost and Fair Value - Investment Securities

dollars in millions	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$10,554	$34	$(80)	$10,508
Government agency	120	—	(3)	117
Residential mortgage-backed securities	7,154	72	(540)	6,686
Commercial mortgage-backed securities	2,319	9	(197)	2,131
Corporate bonds	529	—	(47)	482
Municipal bonds	12	—	—	12
Total investment securities available for sale	$20,688	$115	$(867)	$19,936
Investment in marketable equity securities	$75	$17	$(8)	$84
Investment securities held to maturity
U.S. Treasury	$479	$—	$(40)	$439
Government agency	1,506	—	(143)	1,363
Residential mortgage-backed securities	4,205	—	(644)	3,561
Commercial mortgage-backed securities	3,489	—	(614)	2,875
Supranational securities	298	—	(35)	263
Other	2	—	—	2
Total investment securities held to maturity	$9,979	$—	$(1,476)	$8,503
Total investment securities	$30,742	$132	$(2,351)	$28,523

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$2,035	$—	$(137)	$1,898
Government agency	164	—	(2)	162
Residential mortgage-backed securities	5,424	1	(630)	4,795
Commercial mortgage-backed securities	1,774	—	(170)	1,604
Corporate bonds	570	—	(34)	536
Total investment securities available for sale	$9,967	$1	$(973)	$8,995
Investment in marketable equity securities	$75	$21	$(1)	$95
Investment securities held to maturity
U.S. Treasury	$474	$—	$(50)	$424
Government agency	1,548	—	(186)	1,362
Residential mortgage-backed securities	4,605	—	(723)	3,882
Commercial mortgage-backed securities	3,355	—	(484)	2,871
Supranational securities	295	—	(41)	254
Other	2	—	—	2
Total investment securities held to maturity	$10,279	$—	$(1,484)	$8,795
Total investment securities	$20,321	$22	$(2,458)	$17,885

U.S. Treasury investments include Treasury bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Association (“SBA”), FHLB and other U.S. agencies. Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in corporate bonds represent positions in debt securities of other financial institutions. Municipal bonds are general obligation bonds. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Investments in supranational securities represent securities issued by the Supranational Entities and Multilateral Development Banks. Other held to maturity investments include certificates of deposit with other financial institutions.

BancShares also holds approximately 354,000 shares of Visa, Inc. (“Visa”) Class B common stock (Visa Class B common stock). Until the resolution of certain litigation, at which time the Visa Class B common stock will convert to publicly traded Visa Class A common stock, or the potential exchange of Visa Class B common stock for other marketable classes of Visa common stock, these shares are only transferable to other stockholders of Visa Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange of Visa Class B common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares continues to monitor the trading activity in Visa Class B common stock, the status of the resolution of certain litigation matters at Visa, and other potential exchange alternatives that would trigger the conversion of the Visa Class B common stock into Visa Class A common stock or other marketable classes of Visa common stock.

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At December 31, 2023, accrued interest receivable for available for sale and held to maturity debt securities was $87 million and $18 million, respectively. At December 31, 2022, accrued interest receivable for available for sale and held to maturity debt securities was $33 million and $19 million, respectively. During the year ended December 31, 2023 and 2022, there was no accrued interest that was deemed uncollectible and written off against interest income.

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

Maturities - Debt Securities

dollars in millions	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$5,674	$5,658	$37	$37
After one through five years	4,996	4,959	2,068	1,928
After five through 10 years	408	369	483	455
After 10 years	17	16	17	14
Government agency	120	117	164	162
Residential mortgage-backed securities	7,154	6,686	5,424	4,795
Commercial mortgage-backed securities	2,319	2,131	1,774	1,604
Total investment securities available for sale	$20,688	$19,936	$9,967	$8,995
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$27	$26	$51	$51
After one through five years	1,636	1,508	1,479	1,328
After five through 10 years	622	533	789	663
Residential mortgage-backed securities	4,205	3,561	4,605	3,882
Commercial mortgage-backed securities	3,489	2,875	3,355	2,871
Total investment securities held to maturity	$9,979	$8,503	$10,279	$8,795

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Year Ended December 31,
	2023	2022	2021
Interest income - taxable investment securities	$642	$352	$143
Interest income - nontaxable investment securities	4	—	—
Dividend income - marketable equity securities	2	2	2
Interest on investment securities	$648	$354	$145

Fair value adjustment on marketable equity securities and net realized losses and gains on sales of investment securities available for sale are presented on the Consolidated Statements of Income. The following table presents the gross realized losses and gains on the sales of investment securities available for sale.

Realized Losses on Debt Securities Available For Sale

dollars in millions	Year Ended December 31,
	2023	2022	2021
Gross realized gains on sales of investment securities available for sale	$—	$—	$33
Gross realized losses on sales of investment securities available for sale	(26)	—	—
Net realized (losses) gains on sales of investment securities available for sale	$(26)	$—	$33

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$955	$—	$1,919	$(80)	$2,874	$(80)
Government agency	23	—	94	(3)	117	(3)
Residential mortgage-backed securities	293	(3)	4,073	(537)	4,366	(540)
Commercial mortgage-backed securities	157	(1)	1,386	(196)	1,543	(197)
Corporate bonds	89	(9)	393	(38)	482	(47)
Total	$1,517	$(13)	$7,865	$(854)	$9,382	$(867)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$403	$(27)	$1,495	$(110)	$1,898	$(137)
Government agency	65	(1)	62	(1)	127	(2)
Residential mortgage-backed securities	1,698	(165)	3,001	(465)	4,699	(630)
Commercial mortgage-backed securities	836	(53)	752	(117)	1,588	(170)
Corporate bonds	499	(30)	37	(4)	536	(34)
Total	$3,501	$(276)	$5,347	$(697)	$8,848	$(973)

As of December 31, 2023, there were 483 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 416 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 67 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of December 31, 2023, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that one corporate bond carries an insignificant credit-related loss as of December 31, 2023, which is reflected in the provision for credit losses.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities and Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities & Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of December 31, 2023, no allowance for credit loss was required for held to maturity debt securities.

Investment securities having an aggregate carrying value of $3.77 billion at December 31, 2023, and $4.23 billion at December 31, 2022, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of December 31, 2023 or 2022.

There were no debt securities held to maturity on nonaccrual status as of December 31, 2023 or December 31, 2022.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, and investments in qualified affordable housing projects, all of which are accounted for under the proportional amortization method. See Note 11—Other Assets for the balances.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment. Refer to Note 2—Business Combinations for discussion of the loans acquired in the SVBB Acquisition.

Loans by Class

dollars in millions	December 31, 2023	December 31, 2022
Commercial
Commercial construction	$3,465	$2,804
Owner occupied commercial mortgage	15,567	14,473
Non-owner occupied commercial mortgage	11,540	9,902
Commercial and industrial	27,072	24,105
Leases	2,054	2,171
Total commercial	59,698	53,455
Consumer
Residential mortgage	14,422	13,309
Revolving mortgage	2,007	1,951
Consumer auto	1,442	1,414
Consumer other	720	652
Total consumer	18,591	17,326
SVB
Global fund banking	25,553	—
Investor dependent - early stage	1,403	—
Investor dependent - growth stage	2,897	—
Innovation C&I and cash flow dependent	9,658	—
Private Bank	9,822	—
CRE	2,698	—
Other	2,982	—
Total SVB	55,013	—
Total loans and leases	$133,302	$70,781

At December 31, 2023 and 2022, accrued interest receivable on loans included in other assets was $625 million and $203 million, respectively, and was excluded from the estimate of credit losses.

There was a discount on loans acquired in the SVBB Acquisition and CIT Merger because the fair value was lower than the UPB as further discussed in Note 2—Business Combinations. The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Discount accretion income was $733 million, including $128 million for unfunded commitments, for the year ended December 31, 2023, and primarily related to the SVBB Acquisition.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	December 31, 2023	December 31, 2022
Deferred (fees) costs, including unamortized costs and unearned fees on non-PCD loans	$(72)	$34

Net unamortized discount on acquired loans
Non-PCD	$1,860	$73
PCD	176	45
Total net unamortized discount	$2,036	$118

The aging of the outstanding loans and leases by class at December 31, 2023 and 2022 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$43	$8	$2	$53	$3,412	$3,465
Owner occupied commercial mortgage	22	10	47	79	15,488	15,567
Non-owner occupied commercial mortgage	89	160	281	530	11,010	11,540
Commercial and industrial	164	48	112	324	26,748	27,072
Leases	55	15	21	91	1,963	2,054
Total commercial	373	241	463	1,077	58,621	59,698
Consumer
Residential mortgage	118	23	56	197	14,225	14,422
Revolving mortgage	14	3	11	28	1,979	2,007
Consumer auto	9	3	2	14	1,428	1,442
Consumer other	5	3	4	12	708	720
Total consumer	146	32	73	251	18,340	18,591
SVB
Global fund banking	—	—	—	—	25,553	25,553
Investor dependent - early stage	10	12	9	31	1,372	1,403
Investor dependent - growth stage	5	2	7	14	2,883	2,897
Innovation C&I and cash flow dependent	27	3	40	70	9,588	9,658
Private Bank	30	11	17	58	9,764	9,822
CRE	10	28	2	40	2,658	2,698
Other	5	—	4	9	2,973	2,982
Total SVB	87	56	79	222	54,791	55,013
Total loans and leases	$606	$329	$615	$1,550	$131,752	$133,302

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$50	$—	$1	$51	$2,753	$2,804
Owner occupied commercial mortgage	29	5	25	59	14,414	14,473
Non-owner occupied commercial mortgage	76	144	11	231	9,671	9,902
Commercial and industrial	173	26	53	252	23,853	24,105
Leases	59	17	16	92	2,079	2,171
Total commercial	387	192	106	685	52,770	53,455
Consumer
Residential mortgage	73	16	52	141	13,168	13,309
Revolving mortgage	9	3	8	20	1,931	1,951
Consumer auto	7	1	1	9	1,405	1,414
Consumer other	4	2	3	9	643	652
Total consumer	93	22	64	179	17,147	17,326
Total loans and leases	$480	$214	$170	$864	$69,917	$70,781

The amortized cost by class of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2023 and 2022 are presented below.

Loans on Non-Accrual Status (1) (2)

dollars in millions	December 31, 2023		December 31, 2022
	Non-Accrual Loans	Loans > 90 Days and Accruing	Non-Accrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$2	$1	$48	$—
Owner occupied commercial mortgage	61	8	41	2
Non-owner occupied commercial mortgage	354	38	228	—
Commercial and industrial	193	56	184	41
Leases	31	7	28	7
Total commercial	641	110	529	50
Consumer
Residential mortgage	96	1	75	10
Revolving mortgage	20	—	18	—
Consumer auto	5	—	4	—
Consumer other	1	3	1	3
Total consumer	122	4	98	13
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	37	2	—	—
Investor dependent - growth stage	37	—	—	—
Innovation C&I and cash flow dependent	43	—	—	—
Private Bank	30	3	—	—
CRE	58	—	—	—
Other	1	4	—	—
Total SVB	206	9	—	—
Total loans and leases	$969	$123	$627	$63
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $10 million for the year ended December 31, 2023 and $4 million for the year ended December 31, 2022.
(2)    Nonaccrual loans for which there was no related ALLL totaled $138 million at December 31, 2023 and $63 million at December 31, 2022.

OREO and repossessed assets were $62 million as of December 31, 2023 and $47 million as of December 31, 2022.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at December 31, 2023 and 2022, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$1,011	$1,318	$589	$219	$52	$55	$36	$—	$3,280
Special Mention	—	—	2	49	46	—	—	—	97
Substandard	—	47	5	31	—	5	—	—	88
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,011	1,365	596	299	98	60	36	—	3,465
Owner occupied commercial mortgage
Pass	2,439	2,840	3,087	2,708	1,579	2,099	177	—	14,929
Special Mention	31	17	24	27	43	70	1	—	213
Substandard	8	54	95	63	41	155	9	—	425
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,478	2,911	3,206	2,798	1,663	2,324	187	—	15,567
Non-owner occupied commercial mortgage
Pass	2,631	2,526	1,641	1,391	883	1,181	43	—	10,296
Special Mention	8	41	33	88	168	73	9	—	420
Substandard	1	36	17	114	311	276	—	—	755
Doubtful	—	—	—	—	41	28	—	—	69
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,640	2,603	1,691	1,593	1,403	1,558	52	—	11,540
Commercial and industrial
Pass	8,069	4,573	2,945	1,395	879	937	6,033	19	24,850
Special Mention	105	134	144	89	69	21	194	—	756
Substandard	92	219	133	209	126	248	243	2	1,272
Doubtful	2	19	5	—	12	20	13	—	71
Ungraded	—	—	—	—	—	—	123	—	123
Total commercial and industrial	8,268	4,945	3,227	1,693	1,086	1,226	6,606	21	27,072
Leases
Pass	732	499	290	209	91	35	—	—	1,856
Special Mention	18	22	20	7	4	1	—	—	72
Substandard	28	32	21	19	6	8	—	—	114
Doubtful	3	4	3	1	1	—	—	—	12
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	781	557	334	236	102	44	—	—	2,054
Total commercial	$15,178	$12,381	$9,054	$6,619	$4,352	$5,212	$6,881	$21	$59,698

SVB - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$453	$202	$40	$36	$14	$3	$24,702	$66	$25,516
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	7	9	3	—	—	18	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	453	209	49	39	14	3	24,720	66	25,553
Investor dependent - early stage
Pass	421	453	85	4	1	—	99	2	1,065
Special Mention	8	14	1	—	—	—	—	—	23
Substandard	40	138	51	3	—	—	51	—	283
Doubtful	12	12	3	—	—	1	4	—	32
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	481	617	140	7	1	1	154	2	1,403
Investor dependent - growth stage
Pass	1,034	967	217	25	8	2	198	5	2,456
Special Mention	6	25	—	—	—	—	—	—	31
Substandard	66	192	83	7	1	—	27	—	376
Doubtful	—	12	20	—	—	—	2	—	34
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	1,106	1,196	320	32	9	2	227	5	2,897
Innovation C&I and cash flow dependent
Pass	2,370	2,238	833	293	80	44	2,598	—	8,456
Special Mention	99	103	36	66	—	—	92	—	396
Substandard	51	185	254	76	25	—	175	—	766
Doubtful	—	—	—	—	—	10	30	—	40
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	2,520	2,526	1,123	435	105	54	2,895	—	9,658
Private bank
Pass	1,247	2,273	2,148	1,361	750	1,114	830	10	9,733
Special Mention	5	2	1	—	1	7	7	—	23
Substandard	10	—	3	5	3	37	5	2	65
Doubtful	—	—	—	—	1	—	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total private bank	1,262	2,275	2,152	1,366	755	1,158	842	12	9,822
CRE
Pass	506	458	257	168	195	801	51	5	2,441
Special Mention	—	6	7	10	3	23	—	—	49
Substandard	—	14	16	10	57	57	—	—	154
Doubtful	—	—	2	13	26	11	2	—	54
Ungraded	—	—	—	—	—	—	—	—	—
Total CRE	506	478	282	201	281	892	53	5	2,698
Other
Pass	458	625	438	251	176	377	435	42	2,802
Special Mention	—	11	12	32	—	—	—	—	55
Substandard	—	52	8	8	4	31	21	1	125
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total Other	458	688	458	291	180	408	456	43	2,982
Total SVB	$6,786	$7,989	$4,524	$2,371	$1,345	$2,518	$29,347	$133	$55,013

Consumer Loans - Delinquency Status by Class

December 31, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$2,047	$3,522	$3,488	$1,895	$694	$2,571	$8	$—	$14,225
30-59 days	4	13	14	6	7	74	—	—	118
60-89 days	1	1	3	2	1	15	—	—	23
90 days or greater	1	4	1	4	1	45	—	—	56
Total residential mortgage	2,053	3,540	3,506	1,907	703	2,705	8	—	14,422
Revolving mortgage
Current	—	—	—	—	—	—	1,903	76	1,979
30-59 days	—	—	—	—	—	—	10	4	14
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	6	5	11
Total revolving mortgage	—	—	—	—	—	—	1,920	87	2,007
Consumer auto
Current	525	427	261	131	56	28	—	—	1,428
30-59 days	1	3	2	1	1	1	—	—	9
60-89 days	1	1	1	—	—	—	—	—	3
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	527	432	265	132	57	29	—	—	1,442
Consumer other
Current	158	103	52	8	4	16	367	—	708
30-59 days	1	1	—	—	—	—	3	—	5
60-89 days	—	—	—	—	—	1	2	—	3
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	159	104	52	8	4	19	374	—	720
Total consumer	$2,739	$4,076	$3,823	$2,047	$764	$2,753	$2,302	$87	$18,591

The following tables represent current credit quality indicators by origination year as of December 31, 2022:

Commercial Loans - Risk Classifications by Class

December 31, 2022
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Commercial construction
Pass	$1,140	$759	$511	$157	$27	$75	$42	$—	$2,711
Special Mention	4	—	18	18	—	—	—	—	40
Substandard	2	—	—	43	—	5	—	—	50
Doubtful	—	—	—	3	—	—	—	—	3
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,146	759	529	221	27	80	42	—	2,804
Owner occupied commercial mortgage
Pass	2,773	3,328	2,966	1,825	1,048	1,867	177	—	13,984
Special Mention	33	14	32	33	18	49	2	—	181
Substandard	24	47	41	28	47	114	6	—	307
Doubtful	—	—	—	—	—	1	—	—	1
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,830	3,389	3,039	1,886	1,113	2,031	185	—	14,473
Non-owner occupied commercial mortgage
Pass	2,501	1,658	1,794	1,397	680	933	48	—	9,011
Special Mention	—	1	69	38	35	10	1	—	154
Substandard	3	11	68	324	58	236	—	—	700
Doubtful	—	—	—	17	—	20	—	—	37
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	2,504	1,670	1,931	1,776	773	1,199	49	—	9,902
Commercial and industrial
Pass	7,695	4,145	2,035	1,533	872	845	5,252	29	22,406
Special Mention	87	153	79	63	52	23	40	—	497
Substandard	106	117	194	132	166	145	200	1	1,061
Doubtful	1	4	3	11	6	16	7	—	48
Ungraded	—	—	—	—	—	—	93	—	93
Total commercial and industrial	7,889	4,419	2,311	1,739	1,096	1,029	5,592	30	24,105
Leases
Pass	718	466	389	216	80	108	—	—	1,977
Special Mention	21	22	17	9	4	—	—	—	73
Substandard	32	32	27	12	7	1	—	—	111
Doubtful	2	3	2	1	1	—	—	—	9
Ungraded	—	—	—	—	—	1	—	—	1
Total leases	773	523	435	238	92	110	—	—	2,171
Total commercial	$15,142	$10,760	$8,245	$5,860	$3,101	$4,449	$5,868	$30	$53,455

Consumer Loans - Delinquency Status by Class

December 31, 2022
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2022	2021	2020	2019	2018	2017 & Prior	Revolving		Total
Residential mortgage
Current	$3,485	$3,721	$2,097	$805	$413	$2,625	$22	$—	$13,168
30-59 days	3	7	6	5	3	49	—	—	73
60-89 days	1	1	2	—	1	11	—	—	16
90 days or greater	—	1	1	2	2	46	—	—	52
Total residential mortgage	3,489	3,730	2,106	812	419	2,731	22	—	13,309
Revolving mortgage
Current	—	—	—	—	—	—	1,839	92	1,931
30-59 days	—	—	—	—	—	—	5	4	9
60-89 days	—	—	—	—	—	—	2	1	3
90 days or greater	—	—	—	—	—	—	5	3	8
Total revolving mortgage	—	—	—	—	—	—	1,851	100	1,951
Consumer auto
Current	599	398	216	111	59	22	—	—	1,405
30-59 days	1	2	2	1	1	—	—	—	7
60-89 days	—	1	—	—	—	—	—	—	1
90 days or greater	—	1	—	—	—	—	—	—	1
Total consumer auto	600	402	218	112	60	22	—	—	1,414
Consumer other
Current	160	82	13	6	2	19	361	—	643
30-59 days	—	—	—	—	—	1	3	—	4
60-89 days	—	—	—	—	—	1	1	—	2
90 days or greater	—	—	—	—	—	1	2	—	3
Total consumer other	160	82	13	6	2	22	367	—	652
Total consumer	$4,249	$4,214	$2,337	$930	$481	$2,775	$2,240	$100	$17,326

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following table for the year ended December 31, 2023:

Gross Charge-offs

Year Ended December 31, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Owner occupied commercial mortgage	$—	$—	$—	$—	$—	$—	$1	$—	$1
Non-owner occupied commercial mortgage	—	—	—	—	64	21	—	—	85
Commercial and industrial	25	73	30	9	15	15	49	1	217
Leases	2	10	7	3	2	1	—	—	25
Total commercial	27	83	37	12	81	37	50	1	328
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer auto	1	1	1	1	—	—	—	—	4
Consumer other	7	1	1	—	—	—	13	—	22
Total consumer	8	2	2	1	—	2	13	—	28
SVB
Investor dependent - early stage	2	30	29	3	—	—	11	—	75
Investor dependent - growth stage	22	37	25	12	—	—	1	—	97
Innovation C&I and cash flow dependent	6	—	—	—	—	—	18	—	24
CRE	—	—	—	—	2	—	—	—	2
Other	6	17	10	44	—	1	6	—	84
Total SVB	36	84	64	59	2	1	36	—	282
Total loans and leases	$71	$169	$103	$72	$83	$40	$99	$1	$638

Loan Modifications for Borrowers Experiencing Financial Difficulties
On January 1, 2023, we adopted ASU 2022-02 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. The Modification Disclosures required by ASU 2022-02 are included below.

As part of BancShares’ ongoing credit risk management practices, BancShares attempts to work with borrowers when necessary to extend or modify loan terms to better align with the borrowers’ current ability to repay. BancShares’ modifications granted to debtors experiencing financial difficulties typically take the form of term extensions, interest rate reductions, other-than-insignificant payment delays, principal forgiveness, or a combination thereof. Modifications are made in accordance with internal policies and guidelines to conform to regulatory guidance.

The following tables present loan modifications made to debtors experiencing financial difficulty, disaggregated by class and type of loan modification. The tables also include the weighted average term extensions, as well as the modification total relative to the total period-end amortized cost basis of loans in the respective loan class.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty (year ended December 31, 2023)

dollars in millions	Term Extension (1)		Other Than Insignificant Payment Delay		Interest Rate Reduction
	Amortized Cost	Weighted Average Term Extension (Months)	Amortized Cost	Weighted Average Payment Delay (Months)	Amortized Cost	Weighted Average Interest Rate Reduction
Commercial
Commercial construction	$4	9	$—	—	$—	—%
Owner occupied commercial mortgage	17	17	—	—	2	3.62
Non-owner occupied commercial mortgage	240	12	—	—	—	—
Commercial and industrial	102	20	9	7	—	—
Leases	—	16	—	—	—	—
Total commercial	363	14	9	7	2	3.62
Consumer
Residential mortgage	7	90	—	—	—	1.63
Revolving mortgage	2	60	—	—	—	1.74
Consumer auto	—	24	—	—	—	—
Consumer other	—	55	—	—	—	9.65
Total consumer	9	84	—	—	—	4.44
SVB
Investor dependent - early stage	3	4	17	5	—	—
Investor dependent - growth stage	8	9	28	5	—	—
Innovation C&I and cash flow dependent	72	4	—	—	—	—
Private Bank	4	11	—	—	—	—
CRE	14	9	—	—	—	—
Other	4	6	1	6	—	—
Total SVB	105	6	46	5	—	—
Total loans and leases	$477	14	$55	6	$2	3.83%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty (continued)

dollars in millions	Term Extension(1) and Interest Rate Reduction			Term Extension(1) and Other Than Insignificant Payment Delay			Other than Insignificant Payment Delay and Interest Rate Reduction
	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Payment Delay (Months)	Amortized Cost	Weighted Average Payment Delay (Months)	Weighted Average Interest Rate Reduction
Commercial
Commercial construction	$—	—	—%	$—	—	—	$—	—	—%
Owner occupied commercial mortgage	—	36	2.00	—	—	—	—	—	—
Non-owner occupied commercial mortgage	40	12	3.00	—	—	—	—	—	—
Commercial and industrial	5	26	2.04	—	28	16	—	—	—
Leases	—	—	—	—	—	—	—	—	—
Total commercial	45	13	2.90	—	28	16	—	—	—
Consumer					—			—
Residential mortgage	3	62	3.31	—	—	—	3	6	5.25
Revolving mortgage	1	57	2.92	—	—	—	—	—	—
Consumer auto	—	31	0.69	—	—	—	—	—	—
Consumer other	—	36	0.25	—	—	—	—	—	—
Total consumer	4	61	3.20	—	—	—	3	6	5.25
SVB
Investor dependent - early stage	—	—	—	—	6	6	—	—	—
Investor dependent - growth stage	—	—	—	—	—	—	—	—	—
Innovation C&I and cash flow dependent	—	—	—	7	7	5	—	—	—
Private Bank	—	—	—	—	—	—	—	—	—
CRE	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	17	17	—	—	—
Total SVB	—	—	—	7	7	6	—	—	—
Total loans and leases	$49	18	2.93%	$7	8	6	$3	6	5.25%

dollars in millions	Term Extension (1), Interest Rate Reduction, and Other than Insignificant Payment Delay				Total
	Amortized Cost	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (Months)	Amortized Cost	Total as a % of Loan and Lease Class
Commercial
Commercial construction	$—	—	—%	—	$4	0.11%
Owner occupied commercial mortgage	—	—	—	—	19	0.12
Non-owner occupied commercial mortgage	—	—	—	—	280	2.43
Commercial and industrial	—	—	—	—	116	0.43
Leases	—	—	—	—	—	—
Total commercial	—	—	—	—	419	0.70
Consumer		—
Residential mortgage	—	—	—	—	13	0.10
Revolving mortgage	—	—	—	—	3	0.13
Consumer auto	—	—	—	—	—	0.01
Consumer other	—	—	—	—	—	0.03
Total consumer	—	—	—	—	16	0.09
SVB
Investor dependent - early stage	6	12	1.00	6	26	1.88
Investor dependent - growth stage	—	—	—	—	36	1.24
Innovation C&I and cash flow dependent	—	—	—	—	79	0.81
Private Bank	—	—	—	—	4	0.04
CRE	—	—	—	—	14	0.53
Other	—	—	—	—	5	0.16
Total SVB	6	12	1.00	6	164	0.30
Total loans and leases	$6	12	1.00%	6	$599	0.45%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended

Borrowers experiencing financial difficulties are typically identified in our credit risk management process before loan modifications occur. An assessment of whether a borrower is experiencing financial difficulty is reassessed or performed on the date of a modification. Since the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ALLL because of the measurement methodologies used to estimate the ALLL, a change to the ALLL is generally not recorded upon modification. Upon BancShares’ determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off.

At December 31, 2023, there were $50 million of modified loans which defaulted subsequent to modification. Of this amount, $37 million related to one borrower within the Innovation C&I and cash flow dependent loan class.

The following tables present the amortized cost and performance of modified loans to borrowers experiencing financial difficulties. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (year ended December 31, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 days or greater Past Due	Total
Commercial
Commercial construction	$4	$—	$—	$—	$4
Owner occupied commercial mortgage	17	1	—	1	19
Non-owner occupied commercial mortgage	280	—	—	—	280
Commercial and industrial	114	—	1	1	116
Total commercial	415	1	1	2	419
Consumer
Residential mortgage	11	—	1	1	13
Revolving mortgage	3	—	—	—	3
Total consumer	14	—	1	1	16
SVB
Investor dependent - early stage	22	—	—	4	26
Investor dependent - growth stage	36	—	—	—	36
Innovation C&I and cash flow dependent	39	—	—	40	79
Private Bank	4	—	—	—	4
CRE	14	—	—	—	14
Other	2	3	—	—	5
Total SVB	117	3	—	44	164
Total loans and leases	$546	$4	$2	$47	$599

At December 31, 2023, there were $13 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified.

TDRs Prior to Adoption of ASU 2022-02
The following includes TDR disclosures for historical periods prior to adoption of ASU 2022-02 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

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
The following table summarizes the loan restructurings during the year ended December 31, 2022 and 2021 that were designated as TDRs. BancShares defined payment default as movement of the TDR to nonaccrual status that was generally 90 days past due, in foreclosure or charge-off, whichever occurred first.

Restructurings

dollars in millions (except for number of loans)	Year Ended December 31,
	2022		2021
	Number of Loans	Amortized Cost at Period End	Number of Loans	Amortized Cost at Period End
Loans and leases
Interest only	17	$39	20	$18
Loan term extension	128	26	129	16
Below market rates	86	9	177	20
Discharge from bankruptcy	106	5	128	10
Total	337	$79	454	$64

There were $1.5 million commitments to lend additional funds to borrowers whose loan terms were modified in TDRs as of December 31, 2022.

After a loan was determined to be a TDR, BancShares continued to track its performance under its most recent restructured terms. TDRs that subsequently defaulted during the year ended December 31, 2022 and 2021, and were classified as TDRs during the applicable 12-month period preceding December 31, 2022 and 2021 were as follows:

TDR Defaults

dollars in millions	December 31, 2022	December 31, 2021
TDR Defaults	$6	$8

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the FRB and FDIC as of December 31, 2023 and 2022.

Loans Pledged

dollars in millions	December 31, 2023	December 31, 2022
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$15,072	$14,918
Less: Advances	—	4,250
Less: Letters of Credit	1,450	1,450
Available borrowing capacity	$13,622	$9,218
Pledged non-PCD loans (contractual balance)	$25,370	$23,491

FRB
Lendable collateral value of pledged non-PCD loans	$5,115	$4,203
Less: Advances	—	—
Available borrowing capacity	$5,115	$4,203
Pledged non-PCD loans (contractual balance)	$6,273	$5,697

FDIC
Lendable collateral value of pledged loans	$51,179	$—
Less: Advances	—	—
Less: Purchase Money Note	36,072	—
Available borrowing capacity	$15,107	$—
Pledged loans (contractual balance)	$51,179	$—

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

Under borrowing arrangements with the FRB of Richmond, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at December 31, 2023 or 2022.

In connection with the SVBB Acquisition, FCB and the FDIC entered into financing agreements, including the five-year Purchase Money Note of approximately $36.07 billion, and the Advance Facility Agreement, providing total advances available through March 27, 2025 of up to $70 billion. Refer to Note 2—Business Combinations for further discussion of these agreements and related collateral requirements and limits on usage.

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure is included in other liabilities, presented in Note 15—Other Liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) investment securities available for sale is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The Initial PCD ALLL for the SVBB Acquisition and the CIT Merger were established through a PCD Gross-Up and there were no corresponding increases to the provision for credit losses. The PCD Gross-Ups are discussed further in Note 1—Significant Accounting Policies and Basis of Presentation.

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

The ALLL activity for loans and leases is summarized in the following table.

Allowance for Loan and Lease Losses

dollars in millions	Year Ended December 31, 2023				Year Ended December 31, 2022
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$789	$133	$—	$922	$80	$98	$—	$178
Initial PCD ALLL	—	—	220	220	258	14	—	272
Day 2 provision for loan and lease losses	—	—	462	462	432	22	—	454
Provision (benefit) for loan and lease losses	541	27	135	703	101	(4)	—	97
Total provision for loan and lease losses	541	27	597	1,165	533	18	—	551
Charge-offs	(328)	(28)	(282)	(638)	(126)	(20)	—	(146)
Recoveries	44	14	20	78	44	23	—	67
Balance at end of period	$1,046	$146	$555	$1,747	$789	$133	$—	$922

					Year Ended December 31, 2021
					Commercial	Consumer	SVB	Total
Balance at beginning of period					$92	$133	$—	$225
Benefit for loan and lease losses					(7)	(30)	—	(37)
Charge-offs					(18)	(18)	—	(36)
Recoveries					13	13	—	26
Balance at end of period					$80	$98	$—	$178

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Year Ended December 31,
	2023	2022	2021
Day 2 provision for loan and lease losses	$462	$454	$—
Provision (benefit) for loan and lease losses	703	97	(37)
Total provision (benefit) for loan and lease losses	1,165	551	(37)
Day 2 provision for off-balance sheet credit exposure	254	59	—
(Benefit) provision for off-balance sheet credit exposure	(44)	35	—
Total provision for off-balance sheet credit exposure	210	94	—
Benefit for investment securities available for sale credit losses	—	—	—
Provision (benefit) for credit losses	$1,375	$645	$(37)

NOTE 6 — LEASES

Lessee
BancShares leases primarily include administrative offices and bank locations. Substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our real estate leases have remaining lease terms of up to 34 years. Our lease terms may include options to extend or terminate the lease, and our operating leases have renewal terms that can extend from 1 to 25 years. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates.

Supplemental Lease Information

dollars in millions	Classification	December 31, 2023	December 31, 2022
Lease assets:
Operating lease ROU assets	Other assets	$354	$345
Finance leases	Premises and equipment	9	7
Total lease assets		$363	$352
Lease liabilities:
Operating leases	Other liabilities	$396	$352
Finance leases	Other borrowings	9	7
Total lease liabilities		$405	$359
Weighted-average remaining lease terms:
Operating leases		8.1 years	9.6 years
Finance leases		15.4 years	4.1 years
Weighted-average discount rate:
Operating leases		2.70%	2.19%
Finance leases		3.52	2.34

As of December 31, 2023, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Year Ended December 31,
	Classification	2023	2022	2021
Operating lease cost (1)	Occupancy Expense	$64	$58	$14
Finance lease ROU asset amortization	Equipment expense	2	2	2
Variable lease cost (2)	Occupancy Expense	25	12	3
Sublease income	Occupancy Expense	(3)	(2)	—
Net lease cost (1), (2)		$88	$70	$19
(1) In addition, approximately $34 million and $6 million related to subleases or closures of leased real estate were included in acquisition-related expenses in the Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022, respectively.
(2) Includes short-term lease cost, which is not significant.

Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term.

For finance leases, the ROU asset is amortized straight-line over the lease term as equipment expense and interest on the lease liability is recognized separately; however, interest on the lease liability was less than $1 million per year and is not presented in the table above.

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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63	$54	$13
Operating cash flows from finance leases	—	—	—
Financing cash flows from finance leases	2	2	2
ROU assets obtained in exchange for new operating lease liabilities (1)	69	19	7
ROU assets obtained in exchange for new finance lease liabilities	4	5	—
(1) Net of lease modification events, which resulted in a decrease of $11 million in lease liabilities and ROU assets for the year ended December 31, 2023. Reductions for lease modifications were not significant for the year ended December 31, 2022.

The following table presents lease liability maturities at December 31, 2023:

Maturity of Lease Liabilities

dollars in millions	Operating Leases	Finance Leases	Total
2024	$65	$2	$67
2025	67	2	69
2026	62	2	64
2027	52	1	53
2028	38	—	38
Thereafter	155	6	161
Total undiscounted lease payments	$439	$13	$452
Difference between undiscounted cash flows and discounted cash flows	43	4	47
Lease liabilities, at present value	$396	$9	$405

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

Our Rail operating leases typically do not include purchase options. Many of our finance leases, and other equipment operating leases, offer the lessee the option to purchase the equipment at fair market value or for a nominal fixed purchase option. Many of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond the initial contractual term. Our leases typically do not include early termination options. Continued rent payments are due if leased equipment is not returned at the end of the lease.

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $658 million at December 31, 2023 and $296 million at December 31, 2022) by equipment type.

Operating Lease Equipment

dollars in millions	December 31, 2023	December 31, 2022
Railcars and locomotives(1)	$7,966	$7,433
Other equipment	780	723
Total(1)	$8,746	$8,156
(1) Includes off-lease rail equipment of $253 million at December 31, 2023 and $457 million at December 31, 2022.

The following table presents the components of the finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases

dollars in millions	December 31, 2023	December 31, 2022
Lease receivables	$1,780	$1,786
Unguaranteed residual assets	262	317
Total net investment in finance leases	2,042	2,103
Leveraged lease net investment(1)	13	68
Total	$2,055	$2,171
(1) Leveraged leases are reported net of non-recourse debt of $5 million at December 31, 2023 and $11 million at December 31, 2022. Our leveraged lease arrangements commenced before the ASC 842, Leases, effective date of January 1, 2019, and continue to be reported under the leveraged lease accounting model. ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Year Ended December 31,
	2023	2022	2021
Lease income – Operating leases	$895	$796	$—
Variable lease income – Operating leases (1)	76	68	—
Rental income on operating leases	971	864	—
Interest income - Sales type and direct financing leases	171	169	18
Variable lease income included in Other noninterest income (2)	59	51	—
Interest income - Leveraged leases	12	20	—
Total lease income	$1,213	$1,104	$18
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes leased equipment property tax reimbursements due from customers of $17 million for the years ended December 31, 2023 and 2022, and revenue related to insurance coverage on leased equipment of $42 million and $33 million for the years ended December 31, 2023 and 2022, respectively. There was no revenue related to property tax reimbursements due from customers or insurance coverage on leased equipment during 2021.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at December 31, 2023. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments

dollars in millions
2024	$786
2025	609
2026	449
2027	316
2028	189
Thereafter	408
Total	$2,757

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases

dollars in millions
2024	$793
2025	579
2026	360
2027	198
2028	79
Thereafter	26
Total undiscounted lease receivables	$2,035
Difference between undiscounted cash flows and discounted cash flows	255
Lease receivables, at present value	$1,780

NOTE 7 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2023 and 2022 are summarized as follows:

dollars in millions	Useful Life (years)	2023	2022
Land	indefinite	$403	$352
Premises and leasehold improvements	3 - 30	1,609	1,458
Furniture, equipment and software	3 - 15	1,260	840
Total		3,272	2,650
Less accumulated depreciation and amortization		1,395	1,194
Premises and equipment, net		$1,877	$1,456
Depreciation and amortization expense was $225 million, $142 million, and $107 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 8 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares applied the acquisition method of accounting for the SVBB Acquisition and the CIT Merger. The fair value of the net assets acquired and core deposit intangibles exceeded the purchase prices for both acquisitions. Consequently, there was a gain on acquisition (and no goodwill) as discussed further in Note 2—Business Combinations.

BancShares had goodwill of $346 million at December 31, 2023 and 2022 that relates to business combinations completed prior to the SVBB Acquisition and the CIT Merger. All of the goodwill relates to the General Banking goodwill reporting unit.

BancShares’ evaluates goodwill for impairment during the Annual Goodwill Impairment Test, or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. There was no goodwill impairment during the years ended December 31, 2023, 2022, or 2021.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful life. The following tables summarize the activity for core deposit intangibles during the year ended December 31, 2023 and 2022:

Core Deposit Intangibles

dollars in millions	2023	2022
Balance at January 1, net of accumulated amortization	$140	$19
Core deposit intangibles related to the SVBB Acquisition	230	—
Core deposit intangibles related to the CIT Merger	—	143
Amortization for the period	(58)	(22)
Balance at December 31, net of accumulated amortization	$312	$140

The following tables summarize the accumulated amortization balance for core deposit intangibles at December 31, 2023 and 2022:

Core Deposit Intangible Accumulated Amortization

dollars in millions	December 31, 2023	December 31, 2022
Gross balance	$501	$271
Accumulated amortization	(189)	(131)
Balance, net of accumulated amortization	$312	$140

The following table summarizes the expected amortization expense as of December 31, 2023 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
2024	$63
2025	54
2026	46
2027	39
2028	34
Thereafter	76
Balance, net of accumulated amortization	$312

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

The following tables summarize the activity for the intangible liability during the year ended December 31, 2023 and 2022:

Intangible Liability

dollars in millions	2023	2022
Balance at January 1	$36	$—
Acquired in CIT Merger	—	52
Amortization	(12)	(16)
Balance at December 31, net of accumulated amortization	$24	$36
The following tables summarize the accumulated amortization balance for the intangible liability at December 31, 2023 and 2022:
Intangible Liability Accumulated Amortization

dollars in millions	December 31, 2023	December 31, 2022
Gross balance	$52	$52
Accumulated amortization	(28)	(16)
Balance, net of accumulated amortization	$24	$36

The following table summarizes the expected amortization as of December 31, 2023 in subsequent periods for the intangible liability:

Intangible Liability

dollars in millions
2024	$6
2025	4
2026	3
2027	2
2028	2
Thereafter	7
Total	$24

NOTE 9 — MORTGAGE SERVICING RIGHTS

BancShares originates certain residential mortgages loans to sell in the secondary market. BancShares’ portfolio of residential mortgage loans serviced for third parties was approximately $3.45 billion and $3.69 billion at December 31, 2023 and 2022, respectively. For certain loans, the originated loans are sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported in other assets. The associated amortization expense and any changes in the valuation allowance recognized were included as a reduction of mortgage income. MSRs are initially recorded at fair value and then carried at the lower of amortized cost or fair value.

Contractually specified mortgage servicing fees, late fees and ancillary fees earned are reported in mortgage income and were $9 million, $10 million, and $9 million for the year ended December 31, 2023, 2022 and 2021 respectively.

The following table presents changes in the servicing asset during the year ended December 31, 2023, 2022 and 2021:

Servicing Asset

dollars in millions	Year Ended December 31,
	2023	2022	2021
Beginning balance	$25	$23	$18
Servicing rights originated	4	4	11
Servicing rights obtained in CIT Merger	—	3	—
Amortization	(4)	(6)	(9)
Valuation allowance benefit	—	1	3
Ending balance	$25	$25	$23

The following table presents the activity in the servicing asset valuation allowance:

Servicing Asset Valuation Allowance

dollars in millions	Year Ended December 31,
	2023	2022	2021
Beginning balance	$—	$1	$4
Valuation allowance benefit	—	(1)	(3)
Ending balance	$—	$—	$1

MSRs valuations are performed using a pooling methodology where loans with similar risk characteristics are grouped together and evaluated using discounted cash flows to estimate the present value of future earnings. Key economic assumptions used to value MSRs were as follows:

MSRs Valuation Assumptions

	December 31, 2023	December 31, 2022
Discount rate	10.20%	9.62%
Weighted average constant prepayment rate	7.66%	6.76%
Weighted average cost to service a loan	$80	$81

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

NOTE 10 — VARIABLE INTEREST ENTITIES

Variable Interest Entities
Described below are the results of BancShares’ assessment of its variable interests in order to determine its current status with regard to being the VIE primary beneficiary. Refer to Note 1—Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs and investments in qualified housing projects.

Consolidated VIEs
At December 31, 2023 and 2022, there were no consolidated VIEs.

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

The table below provides a summary of the assets and liabilities included on the Consolidated Balance Sheets associated with unconsolidated VIEs. The table also presents our maximum exposure to loss which consists of outstanding book basis and unfunded commitments for future investments, and represents potential losses that would be incurred under hypothetical circumstances, such that the value of BancShares’ interests and any associated collateral declines to zero and assuming no recovery. BancShares believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss. As disclosed in Note 2—Business Combinations, the following tables as of December 31, 2023 include VIEs acquired in the SVBB Acquisition.

Unconsolidated VIEs Carrying Value

dollars in millions	December 31, 2023	December 31, 2022
Affordable housing tax credit investments	$1,887	$598
Other tax credit equity investments	3	5
Total tax credit equity investments	$1,890	$603
Other unconsolidated investments	162	159
Total assets (maximum loss exposure) (2)	$2,052	$762
Liabilities for commitments to tax credit investments (3)	$947	$295
(1)    These investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. During 2023, 2022, and 2021, BancShares recorded $169 million, $60 million, and $22 million, respectively, in tax provisions under the proportional amortization method. During 2023, 2022, and 2021, BancShares recognized total tax benefits of $176 million, $77 million, and $26 million, which included tax credits of $157 million, $60 million, and $22 million, respectively, recorded in income taxes. See Note 1 – Significant Accounting Policies and Basis of Presentation for additional information.
(2) Included in other assets.
(3)    Represents commitments to invest in qualified affordable housing investments and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities.

NOTE 11 — OTHER ASSETS

The following table includes the components of other assets. The increases from December 31, 2022 primarily reflect other assets associated with the SVBB Acquisition, as described in Note 2—Business Combinations.

Other Assets

dollars in millions	December 31, 2023	December 31, 2022
Affordable housing tax credit and other unconsolidated investments (1)	$2,052	$762
Accrued interest receivable	832	329
Fair value of derivative financial instruments	640	159
Pension assets	474	343
Right of use assets for operating leases, net	354	345
Income tax receivable	209	275
Counterparty receivables	114	98
Bank-owned life insurance	105	586
Nonmarketable equity securities	103	58
Other real estate owned	58	47
Mortgage servicing rights	25	25
Federal Home Loan Bank stock	20	197
Other (2)	871	1,145
Total other assets	$5,857	$4,369
(1)    Refer to Note 10—Variable Interest Entities for additional information.
(2)    The balance at December 31, 2022 included $607 million related to bank-owned life insurance policies that were terminated, but not cash-settled. These items cash-settled during 2023.

NOTE 12 — DEPOSITS

The following table provides detail on deposit types. Refer to Note 2—Business Combinations for discussion of the deposits assumed in the SVBB Acquisition.

Deposit Types

dollars in millions	December 31, 2023	December 31, 2022
Noninterest-bearing demand	$39,799	$24,922
Checking with interest	23,754	16,202
Money market	30,616	21,040
Savings	35,258	16,834
Time	16,427	10,410
Total deposits	$145,854	$89,408

At December 31, 2023, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended December 31,
2024	$15,175
2025	1,126
2026	74
2027	34
2028	18
Thereafter	—
Total time deposits	$16,427

Time deposits with a denomination of $250,000 or more were $4.16 billion and $2.22 billion at December 31, 2023 and 2022, respectively.

NOTE 13 — BORROWINGS

Short-term Borrowings

Short-term borrowings at December 31, 2023 and 2022 include:

dollars in millions	December 31, 2023	December 31, 2022
Securities sold under customer repurchase agreements	$485	$436
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.19% to 0.20%.	—	1,750
Total short-term borrowings	$485	$2,186

Securities Sold under Agreements to Repurchase
BancShares held $485 million and $436 million at December 31, 2023 and 2022, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $502 million and $496 million at December 31, 2023 and 2022, respectively.

Long-term Borrowings
Long-term borrowings at December 31, 2023 and 2022 include:

Long-term Borrowings

dollars in millions	Maturity	December 31, 2023	December 31, 2022
Parent Company:
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	$350	$350
Junior subordinated debentures at 3-month LIBOR plus 2.25% (FCB/SC Capital Trust II) (2)	June 2034	20	20
Junior subordinated debentures at 3-month LIBOR plus 1.75% (FCB/NC Capital Trust III)	June 2036	—	88
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 3.929%	June 2024	—	500
Senior unsecured fixed-to-floating rate notes at 2.969%	September 2025	316	315
Fixed senior unsecured notes at 6.00%	April 2036	51	51
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	404	400
Fixed-to-Fixed subordinated notes at 4.125%	November 2029	100	100
Junior subordinated debentures at 3-month LIBOR plus 2.80% (Macon Capital Trust I)	March 2034	—	14
Junior subordinated debentures at 3-month LIBOR plus 2.85% (SCB Capital Trust I) (2)	April 2034	10	10
Secured:
Notes payable to FHLB of Atlanta at overnight SOFR plus spreads ranging from 0.24% to 0.34%	Maturities through September 2025	—	2,500
Purchase Money Note to FDIC fixed at 3.50% (1)	March 2028	36,072	—
Other secured financings	Maturities through January 2024	—	18
Capital lease obligations	Maturities through May 2057	9	7
Unamortized issuance costs		—	(1)
Unamortized purchase accounting adjustments		(163)	87
Total long-term borrowings		$37,169	$4,459
(1)    Issued in connection with the SVBB Acquisition and secured by collateral as discussed below and in Note 2—Business Combinations.
(2)    As of December 31, 2023, debt holders had received notice of the debt calls, but funds to settle the calls had not been disbursed.

Contractual maturities of long-term borrowings (borrowings with original maturities of more than one year) at December 31, 2023 are included in the following table.

Long-term Borrowings Maturities

dollars in millions
Year Ended December 31, (1)
2024	$(34)
2025	282
2026	(38)
2027	(37)
2028	36,461
Thereafter	535
Total long-term borrowings	$37,169
(1)    Amounts in this table include amortization and accretion of purchase accounting adjustments based on the scheduled periods of recognition.

Pledged Assets
Refer to the Loans Pledged section in Note 4—Loans and Leases for information on loans pledged as collateral to secure borrowings.

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS

Our derivatives that are designated as hedging instruments include interest rate swaps that we utilize to manage our interest rate exposure on certain fixed-rate borrowings included on our Consolidated Balances Sheets.

Our derivatives not designated as hedging instruments mainly include interest rate and foreign exchange contracts that our customers utilize to manage their risk management needs. We typically manage our exposure to these customer derivatives by entering into offsetting or “back-to-back” interest rate and foreign exchange contracts with third-party dealers.

Derivative instruments that are cleared through certain central counterparty clearing houses are settled-to-market and reported net of collateral positions as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	December 31, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Interest rate contracts – fair value hedges (1) (4)	$815	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (4)	$24,548	$530	$(518)	$18,173	$158	$(482)
Foreign exchange contracts (2)	9,142	104	(117)	125	1	(4)
Other contracts (3)	983	6	(1)	507	—	—
Total derivatives not designated as hedging instruments	$34,673	640	(636)	$18,805	159	(486)
Gross derivatives fair values presented in the Consolidated Balance Sheets		640	(636)		159	(486)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		640	(636)		159	(486)
Less: Amounts subject to master netting agreements (5)		(97)	97		(13)	13
Less: Cash collateral pledged (received) subject to master netting agreements (6)		(405)	39		(124)	—
Total net derivative fair value		$138	$(500)		$22	$(473)
(1)    Fair value balances include accrued interest.
(2)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $179 million and $0 million, respectively, as of December 31, 2023, and $0 million for both notional and net fair value amounts as of December 31, 2022.
(3)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.
(4)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $66 million and $37 million, respectively, at December 31, 2023 which includes $4 million and $0 million relating to qualifying hedges, respectively. Gross amounts of recognized assets and liabilities were lowered by $376 million and $19 million, respectively at December 31, 2022.
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
(6)    In conjunction with the ISDA agreements described above, BancShares has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties. Collateral pledged or received is included in other assets or deposits, respectively.

Qualifying Hedges
The following table represents the impact of fair value hedges on the Consolidated Statements of Income.

Gains (Losses) on Qualifying Hedges

dollars in millions		Year Ended December 31,
	Amounts Recognized	2023	2022	2021
Recognized on derivatives	Interest expense - borrowings	$4	$—	$—
Recognized on hedged item	Interest expense - borrowings	(5)	—	—
Total qualifying hedges - income statement impact		$(1)	$—	$—

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges.

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
December 31, 2023
Long-term borrowings	$879	$5	$—
December 31, 2022
Long-term borrowings	$—	$—	$—

Non-Qualifying Hedges
The following table presents gains of non-qualifying hedges recognized on the Consolidated Statements of Income.

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Year Ended December 31,
	Amounts Recognized	2023	2022	2021
Interest rate contracts	Other noninterest income	$32	$12	$—
Foreign currency forward contracts	Other noninterest income	(8)	20	—
Other contracts	Other noninterest income	1	1	—
Total non-qualifying hedges - income statement impact		$25	$33	$—

For further information on derivatives, refer to Note 1—Significant Accounting Policies and Basis of Presentation and Note 16—Fair Value.

NOTE 15 — OTHER LIABILITIES

The following table includes the components of other liabilities. Refer to Note 2—Business Combinations for discussion of the other liabilities assumed in the SVBB Acquisition.

Other Liabilities

dollars in millions	December 31, 2023	December 31, 2022
Deferred taxes (1)	$3,579	$286
Commitments to fund tax credit investments	947	295
Incentive plan liabilities	676	267
Fair value of derivative financial instruments	636	486
Accrued expenses and accounts payable	397	275
Lease liabilities	396	352
Reserve for off-balance sheet credit exposure	316	106
Accrued interest payable	137	57
Other	822	464
Total other liabilities	$7,906	$2,588
(1) Components of the deferred tax liability are detailed in Note 21 - Income Taxes.

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$10,508	$—	$10,508	$—
Government agency	117	—	117	—
Residential mortgage-backed securities	6,686	—	6,686	—
Commercial mortgage-backed securities	2,131	—	2,131	—
Corporate bonds	482	—	325	157
Municipal bonds	12	—	12	—
Total investment securities available for sale	$19,936	$—	$19,779	$157
Marketable equity securities	84	36	48	—
Loans held for sale	38	—	38	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$530	$—	$529	$1
Foreign exchange contracts — non-qualifying hedges	104	—	104	—
Other derivative contracts — non-qualifying hedges	6	—	—	6
Total non-qualifying hedge assets	$640	$—	$633	$7
Total derivative assets	$640	$—	$633	$7
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$518	$—	$518	$—
Foreign exchange contracts — non-qualifying hedges	117	—	117	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$636	$—	$635	$1
Total derivative liabilities	$636	$—	$635	$1

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$1,898	$—	$1,898	$—
Government agency	162	—	162	—
Residential mortgage-backed securities	4,795	—	4,795	—
Commercial mortgage-backed securities	1,604	—	1,604	—
Corporate bonds	536	—	362	174
Total investment securities available for sale	$8,995	$—	$8,821	$174
Marketable equity securities	95	32	63	—
Loans held for sale	4	—	4	—
Derivative assets (1)
Interest rate contracts — non-qualifying hedges	$158	$—	$158	$—
Foreign exchange contracts — non-qualifying hedges	1	—	1	—
Total derivative assets	$159	$—	$159	$—
Liabilities
Derivative liabilities (1)
Interest rate contracts — non-qualifying hedges	$482	$—	$482	$—
Foreign exchange contracts — non-qualifying hedges	4	—	4	—
Total derivative liabilities	$486	$—	$486	$—
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

Derivative Assets and Liabilities. Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of equity warrants and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on observed pricing for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 14—Derivative Financial Instruments for notional amounts and fair values.

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
December 31, 2023
Assets
Corporate bonds	$157	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$7	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2022
Assets
Corporate bonds	$174	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Year Ended December 31, 2023			Year Ended December 31, 2022
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$174	$—	$—	$207	$—
Purchases	—	6	—	—	1
Changes in FV included in earnings	—	1	—	—	(1)
Changes in FV included in comprehensive income	(8)	—	—	(19)	—
Transfers in	—	—	1	—	—
Transfers out	—	—	—	(14)	—
Maturity and settlements	(9)	—	—	—	—
Ending balance	$157	$7	$1	$174	$—

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential mortgage loans originated for sale measured at fair value as of December 31, 2023 and 2022:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	December 31, 2023
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$38	$37	$1

	December 31, 2022
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$4	$4	$—

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value were recorded as a component of mortgage income and included $0 million and a loss of $3 million for the year ended December 31, 2023 and 2022, respectively. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of December 31, 2023 or 2022.

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

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2023
Assets held for sale - loans	$12	$—	$—	$12	$(4)
Loans - collateral dependent loans	265	—	—	265	(131)
Other real estate owned	16	—	—	16	4
Total	$293	$—	$—	$293	$(131)
December 31, 2022
Assets held for sale - loans	$23	$—	$—	$23	$(1)
Loans - collateral dependent loans	149	—	—	149	(24)
Other real estate owned	43	—	—	43	14
Mortgage servicing rights	—	—	—	—	1
Total	$215	$—	$—	$215	$(10)

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 11%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At December 31, 2023 and 2022, the weighted average discount applied was 8.59% and 9.31%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

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

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$908	$908	$—	$—	$908
Interest-earning deposits at banks	33,609	33,609	—	—	33,609
Securities purchased under agreements to resell	473	—	473	—	473
Investment in marketable equity securities	84	36	48	—	84
Investment securities available for sale	19,936	—	19,779	157	19,936
Investment securities held to maturity	9,979	—	8,503	—	8,503
Loans held for sale	73	—	38	35	73
Net loans	129,545	—	1,479	125,217	126,696
Accrued interest receivable	832	—	832	—	832
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	25	—	—	42	42
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	640	—	633	7	640
Financial Liabilities
Deposits with no stated maturity	129,427	—	129,427	—	129,427
Time deposits	16,427	—	16,416	—	16,416
Credit balances of factoring clients	1,089	—	—	1,089	1,089
Securities sold under customer repurchase agreements	485	—	485	—	485
Long-term borrowings	37,160	—	36,816	—	36,816
Accrued interest payable	137	—	137	—	137
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	636	—	635	1	636

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$518	$518	$—	$—	$518
Interest-earning deposits at banks	5,025	5,025	—	—	5,025
Investment in marketable equity securities	95	32	63	—	95
Investment securities available for sale	8,995	—	8,821	174	8,995
Investment securities held to maturity	10,279	—	8,795	—	8,795
Loans held for sale	52	—	4	45	49
Net loans	67,720	—	1,679	62,633	64,312
Accrued interest receivable	329	—	329	—	329
Federal Home Loan Bank stock	197	—	197	—	197
Mortgage servicing rights	25	—	—	47	47
Derivative assets - non-qualifying hedges	159	—	159	—	159
Financial Liabilities
Deposits with no stated maturity	78,798	—	78,798	—	78,798
Time deposits	10,610	—	10,504	—	10,504
Credit balances of factoring clients	995	—	—	995	995
Securities sold under customer repurchase agreements	436	—	436	—	436
Other short-term borrowings	1,750	—	1,750	—	1,750
Long-term borrowings	4,452	—	4,312	18	4,330
Accrued interest payable	57	—	57	—	57
Derivative liabilities - non-qualifying hedges	486	—	486	—	486

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature. The balance at December 31, 2023 included $211 million as a required minimum deposit under the Advanced Facility Agreement.

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

Long-term borrowings. For certain long-term senior and subordinated unsecured borrowings, the fair values are sourced from a third-party pricing service. The fair values of other long-term borrowings are determined by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for FHLB borrowings, senior and subordinated debentures, and other borrowings are classified as Level 2. The fair values of other secured borrowings are estimated based on unobservable inputs and therefore classified as Level 3.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2023 and 2022. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest-earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 17 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	December 31, 2023		December 31, 2022
	Outstanding		Outstanding
	Class A	Class B	Class A	Class B
Common stock - beginning of period	13,501,017	1,005,185	8,811,220	1,005,185
Common stock issuance - CIT Merger	—	—	6,140,010	—
Restricted stock units vested, net of shares held to cover taxes	13,916	—	49,787	—
Shares purchased under authorized repurchase plan	—	—	(1,500,000)	—
Common stock - end of period	13,514,933	1,005,185	13,501,017	1,005,185

Common Stock
The Parent Company has Class A Common Stock and Class B Common stock. Class A Common Stock have one vote per share, while shares of Class B common stock have 16 votes per share.

Restricted Stock Units
Refer to Note 22—Employee Benefit Plans for discussion of the BancShares RSUs.

Non-Cumulative Perpetual Preferred Stock

BancShares has Series A, Series B, and Series C preferred stock.

On March 12, 2020, BancShares issued and sold an aggregate of 13,800,000 depositary shares, each representing a 1/40th interest in a share of 5.375% non-cumulative perpetual preferred stock, series A preferred stock (equivalent to $1,000 per share of the Series A preferred stock) for a total of $345 million.

CIT Series A and CIT Series B preferred stock automatically converted into the right to receive one share of BancShares Series B preferred stock and BancShares Series C preferred stock, respectively.

The following table summarizes BancShares’ non-cumulative perpetual preferred stock.

Preferred Stock

dollars in millions, except per share and par value data
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Shares Authorized, Issued and Outstanding	Liquidation Preference Per Share	Total Liquidation Preference	Dividend
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	$345	5.375%
Series B (1)	January 3, 2022	January 4, 2027	0.01	325,000	1,000	325	SOFR + 3.972%
Series C	January 3, 2022	January 4, 2027	0.01	8,000,000	25	200	5.625%
(1) Beginning July 1, 2023, BancShares moved to Term SOFR plus a credit spread adjustment for its Series B Preferred Stock. The final dividend payment based on LIBOR occurred September 15, 2023.

Dividends on BancShares Series A, B, and C Preferred Stock (together, “BancShares Preferred Stock”) will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. Dividends on the BancShares Preferred Stock will not be cumulative.
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

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of Accumulated Other Comprehensive (Loss) Income (“AOCI”):

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	December 31, 2023			December 31, 2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(752)	$175	$(577)	$(972)	$233	$(739)
Unrealized loss on securities available for sale transferred to held to maturity	(7)	2	(5)	(8)	2	(6)
Defined benefit pension items	122	(31)	91	13	(3)	10
Total accumulated other comprehensive loss	$(637)	$146	$(491)	$(967)	$232	$(735)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized (loss) gain on securities available for sale transferred to held to maturity	Net change in defined benefit pension items	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2022	$(739)	$(6)	$10	$(735)
AOCI activity before reclassifications	143	—	81	224
Amounts reclassified from AOCI to earnings	19	1	—	20
Other comprehensive (loss) income for the period	162	1	81	244
Balance as of December 31, 2023	$(577)	$(5)	$91	$(491)

Balance as of December 31, 2021	$(9)	$(7)	$26	$10
AOCI activity before reclassifications	(730)	—	(25)	(755)
Amounts reclassified from AOCI to earnings	—	1	9	10
Other comprehensive (loss) income for the period	(730)	1	(16)	(745)
Balance as of December 31, 2022	$(739)	$(6)	$10	$(735)

Other Comprehensive Income
The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Year Ended December 31,
	2023			2022
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized gain (loss) on securities available for sale:
AOCI activity before reclassifications	$194	$(51)	$143	$(960)	$230	$(730)
Amounts reclassified from AOCI to earnings	26	(7)	19	—	—	—	$26 million realized loss on sales of investment securities available for sale
Other comprehensive income (loss) on securities available for sale	$220	$(58)	$162	$(960)	$230	$(730)

Unrealized loss on securities available for sale transferred to held to maturity:
AOCI activity before reclassifications	$—	$—	$—	$—	$—	$—
Amounts reclassified from AOCI to earnings	1	—	1	1	—	1	Interest on investment securities
Other comprehensive income on securities available for sale transferred to held to maturity	$1	$—	$1	$1	$—	$1

Defined benefit pension items:
Actuarial gain (loss)	$109	$(28)	$81	$(33)	$8	$(25)
Amounts reclassified from AOCI to earnings	—	—	—	12	(3)	9	Other noninterest expense
Other comprehensive income (loss) for defined benefit pension items	$109	$(28)	$81	$(21)	$5	$(16)
Total other comprehensive income (loss)	$330	$(86)	$244	$(980)	$235	$(745)

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

The FDIC also has Prompt Corrective Action (“PCA”) thresholds for regulatory capital ratios. The regulatory capital ratios for BancShares and FCB are calculated in accordance with the guidelines of the federal banking authorities. The regulatory capital ratios for BancShares and FCB exceed the Basel III requirements and the PCA well capitalized thresholds as of December 31, 2023 and 2022 as summarized in the following table.

dollars in millions			December 31, 2023		December 31, 2022
	Basel III Requirements	PCA well capitalized thresholds	Amount	Ratio	Amount	Ratio
BancShares
Total risk-based capital	10.50%	10.00%	$23,891	15.75%	$11,799	13.18%
Tier 1 risk-based capital	8.50	8.00	21,150	13.94	9,902	11.06
Common equity Tier 1	7.00	6.50	20,270	13.36	9,021	10.08
Tier 1 leverage	4.00	5.00	21,150	9.83	9,902	8.99
FCB
Total risk-based capital	10.50%	10.00%	$23,600	15.56%	$11,627	12.99%
Tier 1 risk-based capital	8.50	8.00	21,227	13.99	10,186	11.38
Common equity Tier 1	7.00	6.50	21,227	13.99	10,186	11.38
Tier 1 leverage	4.00	5.00	21,227	9.88	10,186	9.25

As of December 31, 2023, BancShares and FCB had risk-based capital ratio conservation buffers of 7.75% and 7.56%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2022, BancShares and FCB had risk-based capital ratio conservation buffers of 5.06% and 4.99%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratio as of December 31, 2023 and 2022 over the Basel III minimum for the ratio that is the binding constraint.

Additional Tier 1 capital for BancShares includes preferred stock discussed further in Note 17—Stockholders' Equity. Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

Dividend Restrictions
Dividends paid from FCB to the Parent Company are the primary source of funds available to the Parent Company for payment of dividends to its stockholders. The Board of Directors of FCB may approve distributions, including dividends, as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, provided that the distributions do not reduce the regulatory capital ratios below the applicable requirements. FCB could have paid additional dividends to the Parent Company in the amount of $8.43 billion while continuing to meet the requirements for well capitalized banks at December 31, 2023. Dividends declared by FCB and paid to the Parent Company amounted to $367 million for the year ended December 31, 2023. Payment of dividends is made at the discretion of FCB’s Board of Directors and is contingent upon satisfactory earnings as well as projected capital needs.

NOTE 20 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Year Ended December 31,
	2023	2022	2021
Net income	$11,466	$1,098	$547
Preferred stock dividends	59	50	18
Net income available to common stockholders	$11,407	$1,048	$529
Weighted average common shares outstanding
Basic shares outstanding	14,527,902	15,531,924	9,816,405
Stock-based awards	11,711	18,020	—
Diluted shares outstanding	14,539,613	15,549,944	9,816,405
Earnings per common share
Basic	$785.14	$67.47	$53.88
Diluted	$784.51	$67.40	$53.88
BancShares RSUs are discussed in Note 22—Employee Benefit Plans.

NOTE 21 — INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2023, 2022 and 2021 is comprised of the following:

Provision (Benefit) for Income Taxes

dollars in millions	Year ended December 31
	2023	2022	2021
Current U.S. federal income tax provision	$400	$58	$140
Deferred U.S. federal income tax provision / (benefit)	46	170	(6)
Total federal income tax provision	446	228	134
Current state and local income tax provision	372	4	21
Deferred state and local income tax (benefit) / provision	(222)	23	(1)
Total state and local income tax provision	150	27	20
Total non-U.S. income tax provision	15	9	—
Total provision for income taxes	$611	$264	$154

A reconciliation from the U.S. Federal statutory rate to BancShares’ actual effective income tax rate for the year ended December 31, 2023, 2022 and 2021 is presented below. Income tax expense (benefit) includes, if applicable, federal, state and foreign taxes.

Percentage of Pretax Income

dollars in millions	Effective Tax Rate
	2023			2022			2021
	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percentage of Pretax Income
Federal income taxes and rate	$12,077	$2,536	21.0%	$1,362	$286	21.0%	$701	$147	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		804	6.7%		53	3.9%		16	2.2%
Gain on acquisition		(2,703)	(22.4)%		(105)	(7.7)%		—	—%
Domestic tax credits		(26)	(0.2)%		(20)	(1.5)%		(5)	(0.7)%
Effect of BOLI surrender(1)		—	—%		48	3.5%		—	—%
Deferred tax liability adjustment		11	0.1%		(8)	(0.6)%		—	—%
Difference in tax rates applicable to non-U.S. earnings		1	—%		1	0.1%		—	—%
Repayment of claim of right income		—	—%		—	—%		(2)	(0.3)%
Valuation allowances		(40)	(0.3)%		(5)	(0.4)%		—	—%
Other		28	0.2%		14	1.1%		(2)	(0.2)%
Provision for income taxes and effective tax rate		$611	5.1%		$264	19.4%		$154	22.0%
(1) Includes penalty taxes.

BancShares permanently reinvested eligible earnings of certain foreign subsidiaries and accordingly, does not accrue any U.S. or foreign taxes that would be due if those earnings were repatriated. As of December 31, 2023, this assertion resulted in an unrecognized net deferred tax liability of $18 million on reinvested earnings of $670 million.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2023 and 2022 are presented below:

Components of Deferred Income Tax Assets and Liabilities

dollars in millions	2023	2022
Deferred Tax Assets:
Net operating loss carry forwards	$118	$358
Basis difference in loans	—	57
Allowance for loan and lease losses	542	252
Accrued liabilities and reserves	104	37
Deferred compensation	152	51
Lease liabilities	115	92
Domestic tax credits	21	176
Mark to market adjustments	21	28
Capitalized costs	75	15
Net unrealized loss on investment securities available for sale	235	275
Other	42	48
Total gross deferred tax assets	1,425	1,389
Deferred Tax Liabilities:
Operating leases	(1,729)	(1,311)
Basis difference in loans	(2,598)	—
Right of use assets for operating leases	(110)	(86)
Loans and direct financing leases	(260)	(43)
Deferred BOLI gain	—	(15)
Intangibles	(56)	(5)
Nonmarketable equity securities	(14)	(9)
Fixed assets	(17)	(6)
Pension assets	(110)	(54)
Prepaid expenses	(14)	(14)
Market discount accretion	(33)	(35)
Other	(35)	(27)
Total deferred tax liabilities	(4,976)	(1,605)
Total net deferred tax liability before valuation allowances	(3,551)	(216)
Less: valuation allowances	(28)	(70)
Net deferred tax liability after valuation allowances	$(3,579)	$(286)

Net Operating Loss Carryforwards and Valuation Adjustments
The SVBB Acquisition was an asset acquisition for tax purposes and is therefore considered a taxable transaction. The DTL of $3.36 billion for the SVBB Acquisition was calculated by applying FCB’s deferred tax rate to the book and tax basis differences on the SVBB Acquisition Date for acquired assets and assumed liabilities. Deferred taxes were not recorded for the affordable housing tax credit investments in accordance with the proportional amortization method.

As a result of the CIT Merger, BancShares’ net deferred tax liabilities increased by approximately $300 million. That amount included an increase to DTAs primarily from net operating losses, capitalized costs and tax credits net of deferred tax liabilities, primarily from operating leases.

As of December 31, 2023, BancShares has DTAs totaling $118 million on its global net operating losses (“NOLs”). This includes: (1) DTAs of $98 million relating to cumulative state NOLs of $1.73 billion, including amounts of reporting entities that file in multiple jurisdictions, and (2) DTAs of $20 million relating to cumulative non-U.S. NOLs of $85 million. The U.S. federal NOLs were expected to be fully utilized in 2023, while state NOLs will begin to expire in 2024 and non-US NOLs will begin to expire in 2041.

As of December 31, 2023, BancShares has DTAs of $21 million from its domestic tax credits. This includes: (1) DTAs of $16 million from federal tax credits, which are subject to the annual limitations set forth by the Internal Revenue Code Section 382 and (2) DTAs of $5 million from state tax credits. The federal tax credits begin to expire in 2033 and the state tax credits have an indefinite carryforward.

During 2023, management updated BancShares’ forecast of future U.S. state taxable income. The updated forecast continues to support a valuation allowance of $28 million on U.S. state DTAs relating to certain state NOLs as of December 31, 2023.

BancShares reduced a valuation allowance against certain non-U.S. reporting entities' net DTAs to an immaterial amount at December 31, 2023 from $3 million at December 31, 2022. The decrease was mainly related to the commencement of the liquidation process for the non-US entities associated with the valuation allowance. BancShares’ ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, the respective valuation allowance may be adjusted accordingly.

Liabilities for Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits ("UTBs") is as follows:

Unrecognized Tax Benefits (1)

	December 31, 2023			December 31, 2022
dollars in millions	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Total	Total
Balance at beginning of period	$27	$3	$30	$31
Effect of CIT Merger	—	—	—	6
Additions for tax positions related to prior years	4	1	5	1
Reductions for tax positions of prior years	—	—	—	(2)
Expiration of statutes of limitations	(2)	—	(2)	(1)
Settlements	(1)	(1)	(2)	(5)
Balance at end of period	$28	$3	$31	$30
(1) Tabular rollforward does not present the comparable data for 2021, as activity for that year was not material.

BancShares recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. BancShares will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be recognized.

During the year ended December 31, 2023, BancShares recorded a net increase in UTBs, including interest and penalties. The net increase primarily related to additions for tax positions related to prior years, partially offset by the expiration of statutes of limitations and settlements.

As of December 31, 2023, the accrued liability for interest and penalties is $3 million. BancShares recognizes accrued interest and penalties on UTBs in income tax expense.

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

The entire $31 million of UTBs including interest and penalties at December 31, 2023, would lower BancShares’ effective tax rate, if realized. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by $10 million within the next twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	December 31, 2023
U.S. Federal	2020
New York State and City	2015
North Carolina	2019
California	2017
Canada	2016

BancShares and its subsidiaries are subject to examinations by the IRS and other taxing authorities in jurisdictions where BancShares has business operations for years ranging from 2012 through 2023. Management does not anticipate that the completion of these examinations will have a material impact on the firm’s financial condition, but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

NOTE 22 — EMPLOYEE BENEFIT PLANS

BancShares sponsors benefit plans for its qualifying employees and eligible former employees of First-Citizens Bancorporation, Inc. ("Bancorporation") and its former subsidiary, First-Citizens Bank & Trust Company, Inc. ("First-Citizens South"). Bancorporation merged with BancShares, Inc. on October 1, 2014 and First-Citizens South merged with FCB on January 1, 2015.

Certain benefit plans of CIT were assumed by BancShares upon closing of the CIT Merger. CIT sponsored both funded and unfunded noncontributory defined benefit pension and postretirement plans, executive retirement plans, and a 401(k) savings plan covering certain employees as further discussed below.

There were no benefit plans assumed in connection with the SVBB Acquisition.

The benefit plans include noncontributory defined benefit pension plans and 401(k) savings plans, which are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives providing supplemental benefits paid upon death or separation from service at an agreed-upon age.

Retirement and Post-Retirement Plans
Pension Plans
BancShares sponsors three qualified noncontributory defined benefit pension plans (the “Pension Plans”), including the First-Citizens Bank & Trust Company and Adopting Related Employers Pension Plan (the “FCB Pension Plan”), the First-Citizens Bank & Trust Company, Inc. Pension Plan (the “First-Citizens South Pension Plan”), and a plan assumed upon completion of the CIT Merger (the “CIT Pension Plan”).

BancShares employees who were hired prior to April 1, 2007 and qualified under length of service and other requirements are covered by the FCB Pension Plan, which was closed to new participants as of April 1, 2007. There was no discretionary contribution made to the FCB Pension Plan during 2023 or 2022.

Certain legacy First-Citizens South employees that qualified under length of service and other requirements are covered by the First-Citizens South Pension Plan, which was closed to new participants as of September 1, 2007. There were no discretionary contributions made to the First-Citizens South Pension Plan during 2023 or 2022.

Participants in the FCB Pension Plan and First-Citizens South Pension Plan were fully vested after five years of service. Retirement benefits are based on years of service and highest annual compensation for five consecutive years during the last ten years of employment. BancShares assumed the CIT Pension Plan upon completion of the CIT Merger. There was no discretionary contribution made to the CIT Pension Plan during 2023 or 2022.

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

Supplemental and Executive Retirement Plans
Upon completion of the CIT Merger, BancShares assumed a frozen U.S. non-contributory supplemental retirement plan (the “Supplemental Retirement Plan”) and an additional retirement plan for certain executives (the “Executive Retirement Plan”), which had been closed to new participants since 2006 and whose participants were all inactive. There were no discretionary contributions made to the Executive Retirement Plan or the Supplemental Retirement Plan in 2023 or 2022. Accumulated balances under the Executive Retirement Plan and the Supplemental Retirement Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 3.9% and 1.9%, respectively, for the years ended December 31, 2023 and 2022.

Postretirement Benefit Plans
Upon completion of the CIT Merger, BancShares assumed four postretirement benefit plans (the “Postretirement Plans”) that provided healthcare and life insurance benefits to eligible retired employees. For most eligible retirees, healthcare was contributory and life insurance was non-contributory. The Postretirement Plans were funded on a “pay-as-you-go” basis. Certain Postretirement Plans were terminated during the first quarter of 2022 and BancShares recognized a reduction in other noninterest expense of approximately $27 million during 2022 related to obligations previously accrued.

Funding for Retirement and Postretirement Plans
The funding policy for the Pension Plans is to contribute an amount each year to meet all Employee Retirement Income Security Act (“ERISA”) minimum requirements, including amounts to meet quarterly funding requirements, avoid “at-risk” status and avoid any benefit restrictions. BancShares may also contribute additional voluntary amounts each year (up to the maximum tax-deductible amount) in order to achieve certain target funding levels in the plans, with consideration also given to current and future cash flow and tax positions. No contributions are currently expected for the year ending December 31, 2024. The tables and disclosures below address the following: (i) the Pension Plans, the Supplemental Retirement Plan, and the Executive Retirement Plan (the “Retirement Plans”) and (ii) the Postretirement Plans (collectively with the Retirement Plans, the “Plans”). The Supplemental and Executive Retirement Plans are unfunded. Therefore, the tables and disclosures below regarding plan assets apply to the Pension Plans, which are funded.

Obligations and Funded Status

The following table provides the changes in benefit obligations, assets and the funded status of the Plans at December 31, 2023 and 2022.
Obligations and Funded Status

	Retirement Plans		Postretirement Plans
(dollars in millions)	2023	2022	2023	2022
Change in benefit obligation
Projected benefit obligation at January 1	$1,115	$1,056	$—	$—
Projected benefit obligation of acquired plans	—	389	—	28
Service cost	9	14	—	—
Interest cost	61	43	—	—
Actuarial loss (gain)	50	(324)	—	—
Benefits paid	(66)	(63)	—	(1)
Plan termination	—	—	—	(27)
Projected benefit obligation at December 31	1,169	1,115	—	—
Change in plan assets
Fair value of plan assets at January 1	1,404	1,345	—	—
Fair value of plan assets of acquired plans	—	386	—	—
Actual return (loss) on plan assets	245	(270)	—	—
Employer contributions	6	—	—	—
Benefits paid	(66)	(57)	—	—
Fair value of plan assets at December 31	1,589	1,404	—	—
Funded status at December 31	$420	$289	$—	$—
Information for Retirement Plans with a benefit obligation in excess of plan assets
Projected and accumulated benefit obligations	$54	$54	$—	$—
Reported in Consolidated Balance Sheets
Funded Pension Plans (other assets)	474	343	—	—
Unfunded Supplemental and Executive Retirement Plans (other liabilities)	(54)	(54)	—	—
Net funded status of Retirement Plans	$420	$289	$—	$—

The following table details the amounts recognized in accumulated other comprehensive income, before income taxes, at December 31, 2023 and 2022. See Note 18—Accumulated Other Comprehensive (Loss) Income for additional information.

	Retirement Plans		Postretirement Plans
(dollars in millions)	2023	2022	2023	2022
Net actuarial gain	$122	$13	$—	$—

The accumulated benefit obligation for the Plans at December 31, 2023 and 2022 was $1.12 billion and $1.07 billion, respectively. The Plans use a measurement date of December 31.

The following table shows the components of periodic benefit cost related to the Plans and changes in assets and benefit obligations of the Plans recognized in other comprehensive income, before income taxes, for the years ended December 31, 2023, 2022 and 2021. See Note 18—Accumulated Other Comprehensive (Loss) Income for additional information.

Net Periodic Benefit Costs and Other Amounts	Retirement Plans			Postretirement Plans
	Year ended December 31			Year ended December 31
(dollars in millions)	2023	2022	2021	2023	2022
Service cost	$9	$14	$15	$—	$—
Interest cost	61	43	30	—	—
Expected return on assets	(85)	(87)	(78)	—	—
Net prior service credit amortization	—	—	—	—	(27)
Amortization of net actuarial loss	—	12	27	—	—
Total net periodic benefit	(15)	(18)	(6)	—	(27)
Current year actuarial (gain) loss	(109)	33	(98)	—	—
Amortization of actuarial loss	—	(12)	(27)	—	—
Current year amortization of prior service cost	—	—	—	—	27
Amortization of prior service cost	—	—	—	—	(27)
Net (gain) loss recognized in other comprehensive income	(109)	21	(125)	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$(124)	$3	$(131)	$—	$(27)
The actuarial gain in 2023 was primarily due to return on assets greater than expected, partially offset by the impact of a decreased discount rate. The actuarial loss in 2022 was primarily due to lower than expected return on assets and higher interest crediting rate, partially offset by increased discount rates.

Service costs and the amortization of prior service costs are recorded in personnel expense, while interest cost, expected return on assets and the amortization of actuarial gains or losses are recorded in other noninterest expense.

The assumptions used to determine the benefit obligations at December 31, 2023 and 2022 are as follows:

Weighted Average Assumptions	Retirement Plans		Postretirement Plans
	2023	2022	2023	2022
Discount rate	5.17%	5.57%	N/A	N/A
Rate of compensation increase	5.60	5.60	N/A	N/A
Interest crediting rate (1)	4.00	4.25	N/A	N/A
(1) Specific to cash investments in the CIT Pension Plan.

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021, are as follows:

Weighted Average Assumptions	Retirement Plans			Postretirement Plans
	2023	2022	2021	2023	2022
Discount rate	5.57%	3.03%	2.76%	4.56%	3.02%
Rate of compensation increase	5.60	5.60	5.60	N/A	N/A
Expected long-term return on plan assets	6.14	5.87	7.50	N/A	N/A
Interest crediting rate (1)	4.25	1.50	N/A	N/A	N/A
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

Assets of the Pension Plans
For the Pension Plans, our primary total return objective is to achieve returns over the long term that will fund retirement liabilities and provide desired benefits of the Pension Plans in a manner that satisfies the fiduciary requirements of the ERISA. The Pension Plans’ assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Pension Plans can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help generate a consistent level of return. The investments are broadly diversified across global, economic and market risk factors in an attempt to reduce volatility and target multiple return sources. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Depending on the investment type, Pension Plan assets may be held by the BancShares’ trust department or held by a third-party servicer.

Equity securities are measured at fair value using observable closing prices. These securities are classified as Level 1 as they are traded in an active market. Fixed income securities are generally estimated using a third-party pricing service. The third-party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models which use a variety of inputs, such as benchmark yields, reported trades, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2.

As of December 31, 2023, the CIT Pension Plan investments are similar to the FCB Pension Plan and First-Citizens South Pension Plan investments. As of December 31, 2022, the CIT Pension Plan assets were primarily concentrated in a common collective trust.

Investments in collective investment funds, limited partnerships and common collective trusts were measured using the net asset value per share practical expedient and are not required to be classified in the fair value hierarchy.

There were no direct investments in equity securities of BancShares included in the Pension Plans’ assets in any of the years presented.

The following tables summarize the fair values and fair value hierarchy for the assets of the Pension Plans at December 31, 2023 and 2022.

Fair Value Measurements	December 31, 2023
dollars in millions	Market Value	Level 1	Level 2	Level 3	Not Classified (1)	Weighted Average Target Allocation Pension Plans	Actual % of Plans' Assets
Cash and equivalents	$31	$31	$—	$—	$—	—% - 5%	2%
Equity securities						25% - 65%	45%
Common and preferred stock	134	134	—	—	—
Mutual funds	126	126	—	—	—
Exchange traded funds	459	459	—	—	—
Fixed income						30% - 65%	50%
U.S. government and government agency securities	17	—	17	—	—
Corporate bonds	15	—	15	—	—
Exchange traded funds	13	13	—	—	—
Collective investment funds (fixed income)	753	—	—	—	753
Alternative investments						—% - 30%	3%
Limited partnerships	41	—	—	—	41
Total pension assets	$1,589	$763	$32	$—	$794		100%

	December 31, 2022
	Market Value	Level 1	Level 2	Level 3	Not Classified (1)	Weighted Average Target Allocation Pension Plans	Actual % of Plans' Assets
Cash and equivalents	$25	$25	$—	$—	$—	—% - 5%	2%
Equity securities						25% - 60%	46%
Common and preferred stock	88	88	—	—	—
Mutual funds	181	181	—	—	—
Exchange traded funds	376	376	—	—	—
Fixed income						25% - 60%	31%
U.S. government and government agency securities	198	—	198	—	—
Corporate bonds	233	—	233	—	—
Alternative investments						—% - 30%	21%
Common collective trust, measured at NAV	302	—	—	—	302
Limited partnerships	1	—	—	—	1
Total pension assets	$1,404	$670	$431	$—	$303		100%
(1) These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the above tables.

Cash Flows
The following table presents estimated future benefits projected to be paid for the next ten years from the Pension Plans’ assets or from BancShares’ general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits dollars in millions	Retirement Plans
2024	$78
2025	81
2026	83
2027	87
2028	88
2029-2033	426

401(k) Savings Plans

BancShares sponsors two qualified defined contribution plans (the “401(k) plans”), which allow employees to voluntarily defer a pre-tax and/or post-tax portion of their compensation for retirement and receive employer matching contributions on a portion of their voluntary deferrals and, under one of the plans, additional profit-sharing contributions to their accounts. Employees are eligible to participate in one of the two 401(k) plans, depending on when they were first employed and, if they were first employed before we restructured our Pension Plans and 401(k) plans during 2007, depending on elections they made at that time.

Employees first hired prior to restructuring of the Pension Plans and 401(k) plans (and not rehired on or after January 1, 2015) who chose to continue to participate in their respective Pension Plan and “legacy” 401(k) plan are eligible to make deferrals and receive employer matching contributions under a legacy 401(k) plan (the “FCB Legacy 401(k) Plan”). Under the FCB Legacy 401(k) Plan, FCB matches participants’ deferrals in an amount equal to 100% of the first 3%, and 50% of the next 3%, of the participant's compensation that he or she defers, up to and including a maximum matching contribution of 4.5% of the participant’s eligible compensation.

Employees first hired prior to the plan restructuring who elected to participate in an “enhanced” 401(k) plan (now, the “FCB 401(k) Plan”) and associates first hired after the plan restructuring or rehired on or after January 1, 2015 (including former CIT and Silicon Valley Bank associates) may only participate in the FCB 401(k) Plan. Under the FCB 401(k) Plan, BancShares matches participants’ deferrals in an amount equal to 100% of the first 6% of the participant’s eligible compensation. The matching contribution immediately vests. In addition, BancShares may make a discretionary profit-sharing contribution under the FCB 401(k) Plan to each eligible participant’s account, without regard to the amount of the participant’s deferrals. Historically, this profit-sharing contribution has been equal to 3% of participants’ eligible compensation. The employer nonelective contribution vests after three years of service.

CIT sponsored a 401(k) plan (the “CIT 401(k) Plan”), which was assumed by BancShares upon completion of the CIT Merger. Under the CIT 401(k) Plan, BancShares matched 100% of the participants’ deferrals up to 4% of the participant’s eligible compensation. In January 2023, the CIT 401(k) Plan was merged into the FCB 401(k) Plan.

BancShares recognized expense related to contributions to all 401(k) plans of $114 million, $55 million, and $36 million during 2023, 2022 and 2021, respectively.

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

The following table provides the accrued liability as of December 31, 2023 and 2022, and the changes in the accrued liability during the years then ended:

dollars in millions	2023	2022
Accrued liability as of January 1	$36	$39
Accrued liability of acquired banks	—	2
Discount rate adjustment	—	(2)
Benefit expense and interest cost	2	2
Benefits paid	(4)	(5)
Benefits forfeited	—	—
Accrued liability as of December 31	$34	$36
Discount rate at December 31	5.09%	4.67%

Other Compensation Plans
BancShares offers various short-term and long-term incentive plans for certain employees. Compensation awarded under these plans may be based on defined formulas, performance criteria, or at the discretion of management. The incentive compensation programs were designed to motivate employees through a balanced approach of risk and reward for their contributions toward BancShares’ success. As of December 31, 2023 and 2022, the accrued liability for incentive compensation was $676 million and $267 million, respectively.

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

The following table presents the unvested BancShares RSUs at December 31, 2023 and 2022, which have vesting periods through 2024. There were no grants of stock-based compensation awards during 2023 or 2022. The fair value of RSUs that vested and settled in stock during 2023 and 2022 were $16 million and $64 million, respectively.

Stock-Settled Awards Outstanding	Stock-Settled Awards
share amounts in whole dollars	Number of Shares	Weighted Average Grant Date Value(1)
December 31, 2023
Unvested at beginning of period	42,989	$859.76
Forfeited / cancelled	(643)	859.76
Vested / settled awards	(22,091)	859.76
Unvested at end of period	20,255	$859.76

December 31, 2022
Unvested at beginning of period	—	$—
Unvested CIT RSUs converted to BancShares RSUs at Merger Date	116,958	859.76
Unvested CIT PSUs converted to RSUs at Merger Date	10,678	859.76
Forfeited / cancelled	(5,194)	859.76
Vested / settled awards	(79,453)	859.76
Unvested at end of period	42,989	$859.76
(1) Represents the share price of BancShares as of the CIT Merger Date.

NOTE 23 — BUSINESS SEGMENT INFORMATION

BancShares’ segments include General Banking, Commercial Banking, Silicon Valley Banking, and Rail. All other financial information not allocated to the segments is included in the “Corporate” component of the segment disclosures.

General Banking
The General Banking segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels. We offer a full suite of deposit products, loans (primarily residential mortgages and business and commercial loans), cash management, wealth management, payment services, and treasury services. Our wealth management products and services to individuals and institutional clients include brokerage, investment advisory, and trust services. We offer conforming and jumbo residential mortgage loans throughout the United States which are primarily originated through branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel. The General Banking segment offers nationwide digital banking, which is largely comprised of our internet banking platform, that delivers deposit products to consumers. The General Banking segment also includes a community association bank channel that supports deposit, cash management, and lending to homeowner associations and property management companies.

Revenue is generated from interest earned on loans and from fees for banking and advisory services. We primarily originate loans by utilizing our branch network and industry referrals, as well as direct digital marketing efforts. We derive our SBA loans through a network of SBA originators. We periodically purchase loans on a whole-loan basis. We also invest in community development that supports the construction of affordable housing in our communities in line with our CRA initiatives.

Commercial Banking
The Commercial Banking segment provides a range of lending, leasing, capital markets, asset management and other financial and advisory services, primarily to small and middle market companies in a wide range of industries including: energy; healthcare; tech media and telecom; asset-backed lending; capital finance; maritime; corporate banking; aerospace and defense; and sponsor finance. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other CRE professionals. Additionally, we provide small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

We provide factoring, receivable management, and secured financing to businesses that operate in several industries. These include: apparel, textile, furniture, home furnishings, and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods from our factoring clients to their customers that have been factored (i.e., sold or assigned to the factor). Our factoring clients, which are generally manufacturers or importers of goods, are the counterparties on factoring, financing, or receivables purchasing agreements to sell trade receivables to us. Our factoring clients’ customers, which are generally retailers, are the account debtors and obligors on trade accounts receivable that have been factored.

Revenue is generated from: interest and fees on loans; rental income on operating lease equipment; fee income and other revenue from banking services and capital markets transactions; and commissions earned on factoring-related activities. We derive most of our commercial lending business through direct marketing to borrowers, lessees, manufacturers, vendors, and distributors. We also utilize referrals as a source for commercial lending business. We may periodically buy participations or syndications of loans and lines of credit and purchase loans on a whole-loan basis.

Silicon Valley Banking
The SVB segment offers products and services to commercial clients in key innovation markets, such as healthcare and technology industries, as well as to private equity and venture capital firms. The segment provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance and other services including capital call lines of credit. In addition, the segment offers private banking and wealth management and provides a range of personal financial solutions for consumers. Private banking and wealth management clients consist of private equity and venture capital professionals and executive leaders of the innovation companies they support and premium wine clients. The segment offers a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services.
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
Rail
The Rail segment offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open-top hopper cars for coal and aggregates; boxcars for paper and auto parts; and centerbeams and flat cars for lumber. Revenue is generated primarily from rental income on operating lease equipment.

Corporate
Corporate includes all other financial information not allocated to the segments. Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for corporate funding, including brokered deposits; funds transfer pricing allocations; gains or losses on sales of investment securities; fair value adjustments on marketable equity securities; income from bank-owned life insurance; portions of salaries and benefits expense; and acquisition-related expenses. Corporate also includes certain items related to accounting for business combinations, such as gains on acquisitions, day 2 provisions for credit losses, discount accretion income for acquired loans, and amortization of certain intangible assets.

Segment Results and Select Period End Balances

The following table presents the condensed income statement by segment:

	Year Ended December 31, 2023
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$2,433	$1,015	$1,946	$(143)	$1,461	$6,712
Provision for credit losses	71	517	71	—	716	1,375
Net interest income (expense) after provision for credit losses	2,362	498	1,875	(143)	745	5,337
Noninterest income	490	559	478	746	9,802	12,075
Noninterest expense	1,607	823	1,642	481	782	5,335
Income before income taxes	1,245	234	711	122	9,765	12,077
Income tax expense (benefit)	336	69	181	32	(7)	611
Net income	$909	$165	$530	$90	$9,772	$11,466
Select Period End Balances
Total assets	$50,179	$31,826	$56,190	$8,199	$67,364	$213,758
Loans and leases	47,330	30,936	55,013	23	—	133,302
Operating lease equipment, net	—	780	—	7,966	—	8,746
Deposits	102,647	3,228	38,477	13	1,489	145,854
	Year Ended December 31, 2022
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,947	$884	$—	$(80)	$195	$2,946
Provision for credit losses	11	121	—	—	513	645
Net interest income (expense) after provision for credit losses	1,936	763	—	(80)	(318)	2,301
Noninterest income	482	517	—	657	480	2,136
Noninterest expense	1,542	744	—	428	361	3,075
Income (loss) before income taxes	876	536	—	149	(199)	1,362
Income tax expense (benefit)	214	128	—	37	(115)	264
Net income (loss)	$662	$408	$—	$112	$(84)	$1,098
Select Period End Balances
Total assets	$45,802	$28,235	$—	$7,647	$27,614	$109,298
Loans and leases	43,212	27,491	—	78	—	70,781
Operating lease equipment, net	—	723	—	7,433	—	8,156
Deposits	84,369	3,219	—	15	1,805	89,408
	Year Ended December 31, 2021
	General Banking	Commercial Banking	Silicon Valley Banking	Rail	Corporate	Total BancShares
Net interest income (expense)	$1,447	$17	$—	$—	$(74)	$1,390
Benefit for credit losses	(37)	—	—	—	—	(37)
Net interest income (expense) after provision for credit losses	1,484	17	—	—	(74)	1,427
Noninterest income	433	—	—	—	75	508
Noninterest expense	1,179	3	—	—	52	1,234
Income (loss) before income taxes	738	14	—	—	(51)	701
Income tax expense (benefit)	162	3	—	—	(11)	154
Net income (loss)	$576	$11	$—	$—	$(40)	$547
Select Period End Balances
Total assets	$33,848	$552	$—	$—	$23,909	$58,309
Loans and leases	31,820	552	—	—	—	32,372
Deposits	51,344	62	—	—	—	51,406

NOTE 24 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit. December 31, 2023 includes balances related to the SVBB Acquisition and are included in financing commitments and letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	December 31, 2023	December 31, 2022
Financing Commitments
Financing assets (excluding leases)	$57,567	$23,452
Letters of Credit
Standby letters of credit	2,412	436
Other letters of credit	103	44
Deferred Purchase Agreements	2,076	2,039
Purchase and Funding Commitments (1)	685	941
(1)    BancShares’ purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund Rail’s railcar manufacturer purchase and upgrade commitments.

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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At December 31, 2023 and 2022, substantially all undrawn financing commitments were senior facilities. The undrawn and available financing commitments are primarily in the Silicon Valley Banking and Commercial Banking segments. Financing commitments also include $66 million and $66 million at December 31, 2023 and 2022, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A DPA is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $143 million and $186 million at December 31, 2023 and 2022, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $1.92 billion and $1.90 billion of DPA exposures at December 31, 2023 and 2022, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $161 million and $138 million available under DPA credit line agreements provided at December 31, 2023 and 2022, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2023. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

NOTE 25 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT Northbridge Credit LLC (“Northbridge”) is an asset-based-lending joint venture between FCB and Allstate Insurance Company (“Allstate”) that extends credit in asset-based lending middle-market loans. FCB holds a 20% equity investment in Northbridge, and First Citizens Institutional Asset Management LLC, a subsidiary of FCB, acts as an investment advisor and servicer of the loan portfolio. Allstate is an 80% equity investor. FCB’s investment was $38 million and $43 million at December 31, 2023 and 2022, respectively, with the expectation of additional investment as the joint venture grows. Management fees were earned on loans under management. BancShares accounts for Northbridge under the equity method and recognized $6 million and $4 million in the Consolidated Statement of Income for the years ended December 31, 2023 and 2022, respectively, for its proportion of Northbridge’s net income.

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling CRA requirements and obtaining tax credits. These investments are accounted for using the proportional amortization method. BancShares also has investments in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects and workout transactions. BancShares’ interests in these entities were entered into in the ordinary course of business that are accounted for under the equity or cost methods. Refer to Note 10—Variable Interest Entities and Note 11—Other Assets for additional information.

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

For those identified as Related Persons as of December 31, 2023, the following table provides an analysis of changes in the loans outstanding during 2023 and 2022:

	Year ended December 31
dollars in thousands	2023	2022
Balance at January 1	$171	$122
New loans	1,657	61
Repayments	(59)	(12)
Balance at December 31	$1,769	$171

Unfunded loan commitments available to Related Persons were $2.3 million and $2.6 million as of December 31, 2023 and 2022, respectively.

NOTE 26 — PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets
dollars in millions	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$200	$119
Interest-earning deposits at banks	5	3
Investment in marketable equity securities	82	93
Investment in banking subsidiary	21,324	9,935
Investment in other subsidiaries	50	34
Other assets	60	48
Total assets	$21,721	$10,232
Liabilities and Stockholders' Equity
Subordinated debt	$367	$454
Borrowings due to banking subsidiary	45	60
Other liabilities	54	56
Total liabilities	466	570
Stockholders’ equity	21,255	9,662
Total liabilities and stockholders’ equity	$21,721	$10,232

Parent Company
Condensed Statements of Income
	Year ended December 31
dollars in millions	2023	2022	2021
Income
Dividends from banking subsidiary	$367	$1,410	$173
Other (loss) income	(8)	(2)	36
Total income	359	1,408	209
Expenses
Interest expense	22	19	17
Other expenses	40	26	11
Total expenses	62	45	28
Income before income taxes and equity in undistributed net income of subsidiaries	297	1,363	181
Income tax (benefit) expense	(14)	44	2
Income before equity in undistributed net income of subsidiaries	311	1,319	179
Equity in undistributed (distributed) net income of subsidiaries	11,155	(221)	368
Net income	11,466	1,098	547
Preferred stock dividends	59	50	18
Net income available to common stockholders	$11,407	$1,048	$529

Parent Company
Condensed Statements of Cash Flows
	Year ended December 31
dollars in millions	2023	2022	2021
OPERATING ACTIVITIES
Net income	$11,466	$1,098	$547
Adjustments to reconcile net income to cash provided by operating activities:
(Undistributed) distributed net income of subsidiaries	(11,155)	221	(368)
Deferred tax expense	(5)	48	—
Net amortization of premiums and discounts	—	1	1
Fair value adjustment on marketable equity securities, net	11	6	(34)
Stock based compensation expense	5	19	—
Net change in due to or from subsidiaries	—	—	4
Net change in other assets	(17)	(3)	7
Net change in other liabilities	3	(2)	3
Net cash provided by operating activities	308	1,388	160
INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits at banks	(2)	3	(4)
Purchase of marketable equity securities	—	—	(2)
Proceeds from sales of marketable equity securities	—	—	30
Proceeds from sales, calls, and maturities of investment securities	—	—	2
Net cash paid in acquisition	—	(51)	—
Net cash (used in) provided by investing activities	(2)	(48)	26
FINANCING ACTIVITIES
Repayment of other borrowings	—	(68)	(20)
Repayment of subordinated debt	(87)	—	—
(Repayment) proceeds for borrowings due to banking subsidiary	(15)	20	—
Repurchase of Class A common stock	—	(1,240)	—
Cash dividends paid	(117)	(83)	(42)
Other financing activities	(6)	(24)	—
Net cash used in financing activities	(225)	(1,395)	(62)
Net change in cash and due from banks	81	(55)	124
Cash and due from banks at beginning of year	119	174	50
Cash and due from banks at end of year	$200	$119	$174
CASH PAYMENTS (REFUNDS) FOR:
Interest	$23	$18	$17
Income taxes	470	(536)	810

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2023, as the result of the SVBB Acquisition, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the SVBB Acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

As further discussed below, our management has elected to exclude the operations of SVBB from its assessment of the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2023. The completed integration of SVBB’s systems and processes with our own could cause changes to our internal controls over financial reporting in future periods.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of BancShares is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the BancShares’ management and Board regarding the preparation and fair presentation of published financial statements.

BancShares’ management assessed the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, BancShares’ management believes, as of December 31, 2023, BancShares’ internal control over financial reporting is effective. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The SVBB Acquisition was completed on March 27, 2023 as further discussed in Note 2—Business Combinations. The assets and operations acquired in the SVBB Acquisition represented approximately 26% percent of BancShares’ consolidated total assets as of December 31, 2023 and approximately 13% percent of BancShares’ consolidated total revenues for the year then ended. As permitted by the guidance issued by the Office of the Chief Accountant and Division of Corporate Finance of the SEC, BancShares’ management has elected to exclude the acquired operations of SVBB from its assessment of the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2023.

BancShares’ independent registered public accounting firm has issued an audit report on BancShares’ internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information
(a) None

(b) Director and Officer 10b5-1 Trading Arrangements
During the fourth quarter of 2023, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III
Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Raleigh, NC, PCAOB Firm ID: 185.

The other information required by this Item 14 is incorporated herein by reference from the “Proposal 3: Ratification of Appointment of Independent Accountants” section of the Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated October 15, 2020, by and among CIT Group Inc., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, and FC Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated October 20, 2020)

2.2
Amendment No. 1, dated September 30, 2021, to the Agreement and Plan of Merger dated October 15, 2020, by and among CIT Group Inc., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, and FC Merger Subsidiary IX, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2021)

2.3
Purchase and Assumption Agreement All Deposits dated March 27, 2023, by and among the Federal Deposit Insurance Corporation, receiver of Silicon Valley Bridge Bank, N.A., the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed March 31, 2023)

2.4
Extensions of Time to the Purchase and Assumption Agreement All Deposits dated March 27, 2023, by and among the Federal Deposit Insurance Corporation, receiver of Silicon Valley Bridge Bank, N.A., the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2023)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.01 to the Registrant’s Form 8-K dated May 1, 2023)
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

4.12	Amended and Restated Purchase Money Note dated March 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated November 27, 2023)
4.13
Custodial and Paying Agency Agreement, dated as of March 27, 2023, by and among First-Citizens Bank & Trust Company, individually and as custodian, U.S. Bank & Trust Company, National Association, as paying agent, and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on November 27, 2023)

*10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K dated February 18, 2011)

*10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference to Exhibit 9.5 to the Registrant’s Form 8-K dated February 18, 2011)

*10.3
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc., and Peter M. Bristow (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.4
Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company as successor by merger to First Citizens Bank and Trust Company, Inc., and Craig L. Nix (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.5
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Jeffery L. Ward (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2020)

*10.6
Employment Letter Agreement between Registrant and Ellen R. Alemany dated October 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022)

*10.7
409A Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.8
Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to First Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2014)

*10.9
Amended and Restated Long-Term Incentive Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 25, 2022)

*10.10	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 2020)
*10.11	Form of Long-Term Incentive Plan Award Agreement (for awards beginning in 2022) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2021)
*10.12	Nonqualified Deferred Compensation Plan of Registrant’s subsidiary, First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2021)
*10.13	Merger Performance Plan of Registrant’s subsidiary, First-Citizen’s Bank & Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022)
10.14
Commercial Shared-Loss Agreement dated March 27, 2023, by and among the Federal Deposit Insurance Corporation and First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 31, 2023)

10.15
Advance Facility Agreement dated as of March 27, 2023, by and among First-Citizens Bank & Trust Company and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as lender and as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 27, 2023)

10.16
Security Agreement dated March 27, 2023, by and among First-Citizens Bank & Trust Company and the Federal Deposit Insurance Corporation, as receiver for Silicon Valley Bridge Bank, National Association, as notes designee and as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 27, 2023)

21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
97	Policy for the Recovery of Erroneously Awarded Compensation (filed herewith)
99
Report of Independent Registered Public Accounting Firm, KPMG LLP, Statement of Assets Acquired and Liabilities Assumed at March 27, 2023 and Notes to Statement of Assets Acquired and Liabilities Assumed (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K/A filed with the SEC on January 26, 2024)

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

Dated: February 23, 2024

First Citizens BancShares, Inc. (Registrant)
/s/ Frank B. Holding, Jr.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 23, 2024.

Signature	Title	Date

/s/ Frank B. Holding, Jr. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 23, 2024

/s/ Craig L. Nix Craig L. Nix	Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2024

/s/ Ellen R. Alemany * Ellen R. Alemany	Director	February 23, 2024

/s/ John M. Alexander, Jr. * John M. Alexander, Jr.	Director	February 23, 2024

/s/ Victor E. Bell, III * Victor E. Bell, III	Director	February 23, 2024

/s/ Peter M. Bristow * Peter M. Bristow	Director	February 23, 2024

/s/ Hope H. Bryant * Hope H. Bryant	Director	February 23, 2024

/s/ Michael A. Carpenter * Michael A. Carpenter	Director	February 23, 2024

/s/ H. Lee Durham, Jr. * H. Lee Durham, Jr.	Director	February 23, 2024

/s/ Eugene Flood, Jr. * Eugene Flood, Jr.	Director	February 23, 2024

Signature	Title	Date

/s/ Robert R. Hoppe * Robert R. Hoppe	Director	February 23, 2024

/s/ David G. Leitch * David G. Leitch	Director	February 23, 2024

/s/ Robert E. Mason, IV * Robert E. Mason, IV	Director	February 23, 2024

/s/ Robert T. Newcomb * Robert T. Newcomb	Director	February 23, 2024

*	Craig L. Nix hereby signs this Annual Report on Form 10-K on February 23, 2024, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ Craig L. Nix
Craig L. Nix As Attorney-In-Fact