Form 10-Q
period 2024-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2024-05-09
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock—13,524,550 shares
Class B Common Stock—1,005,185 shares
(Number of shares outstanding, by class, as of April 30, 2024)

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ALLL	Allowance for Loan and Lease Losses	ISDA	International Swaps and Derivatives Association
AOCI	Accumulated Other Comprehensive Income	LGD	Loss Given Default
ASC	Accounting Standards Codification	LOCOM	Lower of the Cost or Market Value
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis
BHC	Bank Holding Company	MSRs	Mortgage Servicing Rights
BOLI	Bank Owned Life Insurance	NII	Net Interest Income
bps	Basis point(s); 1 bp = 0.01%	NII Sensitivity	Net Interest Income Sensitivity
C&I	Commercial and Industrial	NIM	Net Interest Margin
CRA	Community Reinvestment Act of 1977	NPR	Notice of Proposed Rulemaking
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	PAM	Proportional Amortization Method
DTAs	Deferred Tax Assets	PCD	Purchased Credit Deteriorated
ETR	Effective Tax Rate	PD	Probability of Obligor Default
EVE Sensitivity	Economic Value of Equity Sensitivity	ROU	Right of Use
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FCB	First-Citizens Bank & Trust Company	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	SVB	Silicon Valley Bank
FOMC	Federal Open Market Committee	SVBB	Silicon Valley Bridge Bank, N.A.
FRB	Board of Governors of the Federal Reserve System or Federal Reserve Bank	UPB	Unpaid Principal Balance
GAAP	United States Generally Accepted Accounting Principles	VIE	Variable Interest Entity
HQLS	High Quality Liquid Securities

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

dollars in millions, except share data	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$698	$908
Interest-earning deposits at banks	30,792	33,609
Securities purchased under agreements to resell	394	473
Investment in marketable equity securities (cost of $75 at March 31, 2024 and December 31, 2023)	79	84
Investment securities available for sale (cost of $25,791 at March 31, 2024 and $20,688 at December 31, 2023), net of allowance for credit losses	24,915	19,936
Investment securities held to maturity (fair value of $8,479 at March 31, 2024 and $8,503 at December 31, 2023)	10,050	9,979
Assets held for sale	86	76
Loans and leases	135,370	133,302
Allowance for loan and lease losses	(1,737)	(1,747)
Loans and leases, net of allowance for loan and lease losses	133,633	131,555
Operating lease equipment, net	8,811	8,746
Premises and equipment, net	1,906	1,877
Goodwill	346	346
Other intangible assets, net	295	312
Other assets	5,831	5,857
Total assets	$217,836	$213,758
Liabilities
Deposits:
Noninterest-bearing	$39,276	$39,799
Interest-bearing	110,333	106,055
Total deposits	149,609	145,854
Credit balances of factoring clients	1,152	1,089
Borrowings:
Short-term borrowings	395	485
Long-term borrowings	37,145	37,169
Total borrowings	37,540	37,654
Other liabilities	7,687	7,906
Total liabilities	195,988	192,503
Stockholders’ equity
Preferred stock - $0.01 par value (20,000,000 shares authorized at March 31, 2024 and December 31, 2023)	881	881
Common stock:
Class A - $1 par value (32,000,000 shares authorized at March 31, 2024 and December 31, 2023; 13,524,550 and 13,514,933 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	14	14
Class B - $1 par value (2,000,000 shares authorized; 1,005,185 shares issued and outstanding at March 31, 2024 and December 31, 2023)	1	1
Additional paid in capital	4,099	4,108
Retained earnings	17,435	16,742
Accumulated other comprehensive loss	(582)	(491)
Total stockholders’ equity	21,848	21,255
Total liabilities and stockholders’ equity	$217,836	$213,758
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
dollars in millions, except share and per share data	2024	2023
Interest income
Interest and fees on loans	$2,354	$1,017
Interest on investment securities	282	107
Interest on deposits at banks	448	87
Total interest income	3,084	1,211
Interest expense
Deposits	928	288
Borrowings	339	73
Total interest expense	1,267	361
Net interest income	1,817	850
Provision for credit losses	64	783
Net interest income after provision for credit losses	1,753	67
Noninterest income
Rental income on operating lease equipment	255	233
Fee income and other service charges	75	47
Client investment fees	50	2
Wealth management services	51	40
International fees	28	4
Service charges on deposit accounts	44	24
Factoring commissions	17	19
Cardholder services, net	40	21
Merchant services, net	12	10
Insurance commissions	15	13
Realized loss on sale of investment securities available for sale, net	—	(14)
Fair value adjustment on marketable equity securities, net	(4)	(9)
Gain on sale of leasing equipment, net	10	4
Gain on acquisition	—	9,824
Loss on extinguishment of debt	(2)	—
Other noninterest income	36	41
Total noninterest income	627	10,259
Noninterest expense
Depreciation on operating lease equipment	96	89
Maintenance and other operating lease expenses	45	56
Salaries and benefits	744	420
Net occupancy expense	62	50
Equipment expense	114	58
Professional fees	25	11
Third-party processing fees	60	30
FDIC insurance expense	41	18
Marketing expense	14	15
Acquisition-related expenses	58	28
Intangible asset amortization	17	5
Other noninterest expense	100	75
Total noninterest expense	1,376	855
Income before income taxes	1,004	9,471
Income tax expense (benefit)	273	(47)
Net income	$731	$9,518
Preferred stock dividends	15	14
Net income available to common stockholders	$716	$9,504
Earnings per common share
Basic	$49.27	$654.22
Diluted	$49.26	$653.64
Weighted average common shares outstanding
Basic	14,533,302	14,526,693
Diluted	14,536,442	14,539,709
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
dollars in millions	2024	2023
Net income	$731	$9,518
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on securities available for sale	(91)	58
Net change in defined benefit pension items	—	8
Other comprehensive (loss) income, net of tax	$(91)	$66
Total comprehensive income	$640	$9,584
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

dollars in millions, except share data	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2023	$881	$14	$1	$4,108	$16,742	$(491)	$21,255
Net income	—	—	—	—	731	—	731
Other comprehensive loss, net of tax	—	—	—	—	—	(91)	(91)
Stock based compensation	—	—	—	(9)	—	—	(9)
Cash dividends declared ($1.64 per common share):
Class A common stock	—	—	—	—	(22)	—	(22)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared:
Series A	—	—	—	—	(4)	—	(4)
Series B	—	—	—	—	(8)	—	(8)
Series C	—	—	—	—	(3)	—	(3)
Balance at March 31, 2024	$881	$14	$1	$4,099	$17,435	$(582)	$21,848

Balance at December 31, 2022	$881	$14	$1	$4,109	$5,392	$(735)	$9,662
Net income	—	—	—	—	9,518	—	9,518
Other comprehensive income, net of tax	—	—	—	—	—	66	66
Stock based compensation	—	—	—	(5)	—	—	(5)
Cash dividends declared ($0.75 per common share):
Class A common stock	—	—	—	—	(10)	—	(10)
Class B common stock	—	—	—	—	(1)	—	(1)
Preferred stock dividends declared
Series A	—	—	—	—	(4)	—	(4)
Series B	—	—	—	—	(7)	—	(7)
Series C	—	—	—	—	(3)	—	(3)
Balance at March 31, 2023	$881	$14	$1	$4,104	$14,885	$(669)	$19,216

See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
dollars in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$731	$9,518
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for credit losses	64	783
Deferred tax expense (benefit)	1	(69)
Depreciation, amortization, and accretion, net	(12)	124
Stock based compensation expense	—	1
Realized loss on sale of investment securities available for sale, net	—	14
Fair value adjustment on marketable equity securities, net	4	9
Gain on sale of loans, net	(3)	(1)
Gain on sale of operating lease equipment, net	(10)	(4)
Gain on other real estate owned, net	(3)	—
Gain on acquisition	—	(9,824)
Loss on extinguishment of debt	2	—
Origination of loans held for sale	(209)	(82)
Proceeds from sale of loans held for sale	244	67
Net change in other assets	57	(486)
Net change in other liabilities	(409)	(347)
Other operating activities	4	(65)
Net cash provided by (used in) operating activities	461	(362)
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits at banks	2,817	(88)
Purchases of investment securities available for sale	(6,296)	(125)
Proceeds from maturities of investment securities available for sale	1,221	227
Proceeds from sales of investment securities available for sale	250	1
Purchases of investment securities held to maturity	(174)	(212)
Proceeds from maturities of investment securities held to maturity	109	117
Net decrease in securities purchased under agreements to resell	79	—
Net (increase) decrease in loans	(2,146)	1,060
Proceeds from sales of loans	74	113
Net increase in credit balances of factoring clients	63	131
Purchases of operating lease equipment	(191)	(288)
Proceeds from sales of operating lease equipment	66	33
Purchases of premises and equipment	(94)	(44)
Proceeds from sales of other real estate owned	7	3
Cash acquired, net of cash paid as consideration for acquisition	—	1,347
Proceeds from surrender of bank-owned life insurance policies	—	238
Other investing activities	(76)	115
Net cash (used in) provided by investing activities	(4,291)	2,628
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in time deposits	585	2,124
Net increase (decrease) in demand and other interest-bearing deposits	3,204	(7,570)
Net (decrease) increase in securities sold under customer repurchase agreements	(90)	63
Repayment of short-term borrowings	—	(1,750)
Proceeds from issuance of short-term borrowings	—	500
Repayment of long-term borrowings	(31)	(1,021)
Proceeds from issuance of long-term borrowings	—	6,500
Cash dividends paid	(39)	(26)
Other financing activities	(9)	(6)
Net cash provided by (used in) financing activities	3,620	(1,186)
Change in cash and due from banks	(210)	1,080
Cash and due from banks at beginning of period	908	518
Cash and due from banks at end of period	$698	$1,598

	Three Months Ended March 31,
dollars in millions	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,294	$366
Income taxes	53	—
Significant non-cash investing and financing activities:
Transfers of premises and equipment to other real estate	2	1
Transfer of assets from held for investment to held for sale	131	115
Transfer of assets from held for sale to held for investment	12	1
Commitments extended during the period on affordable housing investment credits	120	3
Purchase Money Note as consideration for SVBB Acquisition	—	35,150
Value Appreciation Instrument as consideration for SVBB Acquisition	—	500
See accompanying Notes to the Unaudited Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Operations
First Citizens BancShares, Inc. (the “Parent Company” and, when including all of its subsidiaries on a consolidated basis, “we,” “us,” “our,” “BancShares”) is a financial holding company organized under the laws of Delaware that conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (“FCB”), which is headquartered in Raleigh, North Carolina. BancShares and its subsidiaries operate a network of branches and offices, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States. BancShares provides various types of commercial and consumer banking services, including lending, leasing, and wealth management services. Deposit services include checking, savings, money market, and time deposit accounts.

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

Refer to Note 2—Business Combinations for additional information.

BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation
These consolidated financial statements and notes thereto are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Interim results are not necessarily indicative of results for a full year.

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

See Note 8—Variable Interest Entities and Note 9—Other Assets for additional information.

Reclassifications

Financial Statements
In certain instances, amounts reported in the 2023 consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Reportable Segments
At December 31, 2023, BancShares reported its financial results in the General Bank, Commercial Bank, Silicon Valley Bank (“SVB”), and Rail segments. All other financial information was included in the “Corporate” section of the segment disclosures.

We made the following changes to our segment reporting during the first quarter of 2024:
•the private banking and wealth management components of the SVB segment were integrated into the General Bank segment which already included other wealth management activities;
•the SVB segment was renamed SVB Commercial as its customers primarily include commercial clients in key innovation markets, as well as private equity and venture capital clients; and
•the Direct Bank (a nationwide digital banking platform that delivers deposit products to consumers) previously allocated to the General Bank segment was transitioned to Corporate which already included borrowings and brokered deposits.

Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes summarized above.

Refer to Note 20—Business Segment Information for additional information.

Loan Classes
At December 31, 2023, our disclosures for loans and leases and the allowance for loan and lease losses (“ALLL”) were aggregated into Commercial, Consumer, and SVB portfolios, each of which consisted of several loan classes. The SVB portfolio consisted of the following loan classes: global fund banking, investor dependent - early stage, investor dependent - growth stage, innovation Commercial and Industrial (“innovation C&I”) and cash flow dependent, private bank, commercial real estate (“CRE”), and “other.” For further information, refer to Note 1—Significant Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements included in our 2023 Form 10-K.

During the first quarter of 2024, the private bank, CRE, and “other” loan classes described below, which were mapped to the SVB portfolio at December 31, 2023, were remapped to the applicable loan classes within the Commercial and Consumer portfolios.
•The private bank loan class included loans to clients who are primarily private equity or venture capital professionals and executives in the innovation companies, as well as high net worth clients. This loan class included mortgages, home equity lines of credit, restricted and private stock loans, personal capital call lines of credit, lines of credit against liquid assets, and other secured and unsecured lending products. In addition, this class included owner occupied commercial mortgages and real estate secured loans.
•The CRE loan class consisted generally of acquisition financing loans for commercial properties including office buildings, retail properties, apartment buildings and industrial/warehouse space.
•The “other” loan class included smaller acquired portfolios, such as commercial and industrial, premium wine, and other acquired portfolios.

Certain loans secured by other nonfarm, nonresidential properties, which were mapped to the owner occupied commercial mortgage loan class at December 31, 2023, were remapped to the non-owner occupied commercial mortgage loan class during the first quarter of 2024.

Loan and lease and ALLL disclosures for 2023 periods included in this Form 10-Q were recast to reflect the changes in loan classes summarized above.

Refer to Note 4—Loans and Leases and Note 5—Allowance for Loan and Lease Losses.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions impact the amounts reported in the consolidated financial statements and accompanying notes and the disclosures provided, and actual results could differ from those estimates. The significant estimate related to the determination of the ALLL is considered a critical accounting estimate.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are described in the 2023 Form 10-K. Relevant updates to the significant accounting policies are described below.

Newly Adopted Accounting Standards
As of January 1, 2024, BancShares adopted the following Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”):

ASU 2023-02 – Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, Issued March 2023

The amendments in this ASU allow entities to elect to account for qualifying tax equity investments using the proportional amortization method (“PAM”), regardless of the program giving rise to the related income tax credits. PAM accounting had been available only for qualifying investments in qualified affordable housing projects. This ASU also requires disclosure of the nature of the investor’s tax equity investments and the effect of income tax credits and other income tax benefits from tax equity investments on the investor’s balance sheet and income statement. These required disclosures are included in Note 8—Variable Interest Entities. Adoption of this ASU did not have a material impact on our consolidated financial statements or disclosures.

ASU 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, Issued June 2022

The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU also requires specific disclosures for equity securities subject to contractual sale restrictions. Adoption of this ASU did not have a material impact on our consolidated financial statements or disclosures.

NOTE 2 — BUSINESS COMBINATIONS

Silicon Valley Bridge Bank Acquisition
FCB completed the SVBB Acquisition on the SVBB Acquisition Date and acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of SVBB in an FDIC-assisted transaction.

BancShares determined that the SVBB Acquisition constitutes a business combination as defined by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on valuations as of March 27, 2023. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the SVBB Acquisition and other future events that are highly subjective in nature.

Management has finalized its fair value estimates for the acquired assets and assumed liabilities. The final fair value estimates included adjustments for information relating to events or circumstances existing at the SVBB Acquisition Date that impacted the preliminary fair value estimates within the allowable period not to exceed one year following the SVBB Acquisition Date (“Measurement Period Adjustments”). We recorded Measurement Period Adjustments during 2023. There were no Measurement Period Adjustments during the three months ended March 31, 2024.

Pursuant to the terms of the SVBB Purchase Agreement, FCB acquired assets with a total fair value of approximately $107.54 billion as of the SVBB Acquisition Date, primarily including $68.47 billion of loans, net of the initial ALLL for purchased credit deteriorated (“PCD”) loans, and $35.31 billion of cash and interest-earning deposits at banks. FCB also assumed liabilities with a total fair value of approximately $61.42 billion, primarily including $56.01 billion of customer deposits. The deposits were acquired without a premium and the assets were acquired at a discount of approximately $16.45 billion pursuant to the terms of the SVBB Purchase Agreement. Further details regarding the fair values of the acquired assets and assumed liabilities are provided in the “Fair Value Purchase Price Allocation” table below.

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

In connection with the SVBB Acquisition, FCB issued a five-year $35 billion note payable to the FDIC (the “Original Purchase Money Note”), and entered into binding terms and conditions for an up to $70 billion line of credit provided by the FDIC for related risks and liquidity purposes (the “Initial Liquidity Commitment”). At such time, FCB and the FDIC agreed to negotiate additional terms and documents augmenting and superseding the Original Purchase Money Note and Initial Liquidity Commitment, and on November 20, 2023, FCB and the FDIC entered into new financing agreements for those purposes. On November 20, 2023, the Original Purchase Money Note was amended and restated, dated as of March 27, 2023 and maturing March 27, 2028 (the “Purchase Money Note”), adjusting the principal amount to approximately $36.07 billion. FCB and the FDIC, as lender and as collateral agent, also entered into an Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023 (the “Advance Facility Agreement”), providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 25 basis points (“bps”) (but in no event less than 0.00%). Obligations of FCB under the Advance Facility Agreement are subordinated to its obligations under the Purchase Money Note. See Pledged Assets section in Note 4—Loans and Leases.

Purchase Price Consideration for the SVBB Acquisition
As consideration for the SVBB Acquisition, FCB issued the Purchase Money Note with a principal amount of $36.07 billion (fair value of $35.81 billion). FCB pledged specified assets as collateral security for the Purchase Money Note and the Advance Facility Agreement, including loans purchased from the FDIC as receiver to SVBB, the related loan documents and collections, accounts established for collections and disbursements, any items credited thereto, such additional collateral (if any) as the parties may agree to in the future, and proceeds thereof. The interest rate on the Purchase Money Note accrues at a rate of 3.50% per annum. There are no scheduled principal payments under the Purchase Money Note. FCB may voluntarily prepay principal under the Purchase Money Note without premium or penalty, twice per month. The principal amount of the Purchase Money Note is based on the carrying value of net assets acquired less the asset discount of $16.45 billion pursuant to the terms of the SVBB Purchase Agreement.

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

The following table provides the final purchase price allocation, including Measurement Period Adjustments, to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the SVBB Acquisition Date.

Fair Value Purchase Price Allocation

dollars in millions	Fair Value Purchase Price Allocation as of March 27, 2023
Purchase price consideration
Purchase Money Note (1)	$35,808
Value Appreciation Instrument	500
Purchase price consideration	$36,308
Assets
Cash and due from banks	$1,310
Interest-earning deposits at banks	34,001
Investment securities available for sale	385
Loans and leases, net of the initial PCD ALLL	68,468
Affordable housing tax credit and other unconsolidated investments	1,273
Premises and equipment	308
Core deposit intangibles	230
Other assets	1,564
Total assets acquired	$107,539
Liabilities
Deposits	$56,014
Borrowings	10
Deferred tax liabilities	3,364
Other liabilities	2,035
Total liabilities assumed	$61,423
Fair value of net assets acquired	46,116
Gain on acquisition, after income taxes (2) (3)	$9,808
Gain on acquisition, before income taxes (2)	$13,172
(1) The principal amount of the Purchase Money Note is the carrying value of net assets acquired of approximately $52.52 billion less the asset discount of $16.45 billion pursuant to the SVBB Purchase Agreement. The $35.81 billion above is net of a fair value discount of approximately $264 million.
(2) The difference between the gain on acquisition before and after taxes reflects the deferred tax liabilities recorded in the SVBB Acquisition.
(3) The $9.81 billion gain on acquisition includes Measurement Period Adjustments, whereas the $9.82 billion gain on acquisition in the Consolidated Statements of Income for the three months ended March 31, 2023 was preliminary as Measurement Period Adjustments were recorded after March 31, 2023.

The gain on acquisition of $9.81 billion, net of income taxes of $3.36 billion, was recorded in noninterest income during the year ended December 31, 2023, and represents the excess of the fair value of net assets acquired over the purchase price.

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

BancShares’ accounting methods for acquired Non-PCD and PCD loans and leases are discussed in Note 1—Significant Accounting Policies and Basis of Presentation of the Notes to the Consolidated Financial Statements in our 2023 Form 10-K. The following table presents the unpaid principal balance (“UPB”) and fair value of the loans and leases acquired by BancShares in the SVBB Acquisition as of the SVBB Acquisition Date. The fair value of Non-PCD loans and leases was $66.42 billion, compared to the UPB of $68.72 billion, resulting in a discount of $2.30 billion that will be accreted into income over the contractual life of the applicable loan using the effective interest method.

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

Core deposit intangible
The following table presents the core deposit intangible recorded related to the valuation of core deposits:

Core Deposit Intangible

dollars in millions	Fair Value	Estimated Useful Life	Amortization Method
Core deposit intangible	$230	8 years	Effective yield
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

NOTE 3 — INVESTMENT SECURITIES

The following tables include the amortized cost and fair value of investment securities at March 31, 2024 and December 31, 2023.

Amortized Cost and Fair Value - Investment Securities

dollars in millions	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$11,907	$7	$(78)	$11,836
Government agency	110	—	(3)	107
Residential mortgage-backed securities	10,665	42	(597)	10,110
Commercial mortgage-backed securities	2,566	2	(207)	2,361
Corporate bonds	529	—	(42)	487
Municipal bonds	14	—	—	14
Total investment securities available for sale	$25,791	$51	$(927)	$24,915
Investment in marketable equity securities	$75	$13	$(9)	$79
Investment securities held to maturity
U.S. Treasury	$480	$—	$(42)	$438
Government agency	1,508	—	(150)	1,358
Residential mortgage-backed securities	4,293	—	(697)	3,596
Commercial mortgage-backed securities	3,469	—	(645)	2,824
Supranational securities	298	—	(37)	261
Other	2	—	—	2
Total investment securities held to maturity	$10,050	$—	$(1,571)	$8,479
Total investment securities	$35,916	$64	$(2,507)	$33,473

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
U.S. Treasury	$10,554	$34	$(80)	$10,508
Government agency	120	—	(3)	117
Residential mortgage-backed securities	7,154	72	(540)	6,686
Commercial mortgage-backed securities	2,319	9	(197)	2,131
Corporate bonds	529	—	(47)	482
Municipal bonds	12	—	—	12
Total investment securities available for sale	$20,688	$115	$(867)	$19,936
Investment in marketable equity securities	$75	$17	$(8)	$84
Investment securities held to maturity
U.S. Treasury	$479	$—	$(40)	$439
Government agency	1,506	—	(143)	1,363
Residential mortgage-backed securities	4,205	—	(644)	3,561
Commercial mortgage-backed securities	3,489	—	(614)	2,875
Supranational securities	298	—	(35)	263
Other	2	—	—	2
Total investment securities held to maturity	$9,979	$—	$(1,476)	$8,503
Total investment securities	$30,742	$132	$(2,351)	$28,523

U.S. Treasury investments include Treasury bills and Notes issued by the U.S. Treasury. Investments in government agency securities represent securities issued by the Small Business Association (“SBA”), Federal Home Loan Bank (“FHLB”) and other U.S. agencies. Investments in residential and commercial mortgage-backed securities represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Investments in corporate bonds represent positions in debt securities of other financial institutions. Municipal bonds are general obligation bonds. Investments in marketable equity securities represent positions in common stock of publicly traded financial institutions. Investments in supranational securities represent securities issued by the Supranational Entities & Multilateral Development Banks. Other held to maturity investments include certificates of deposit with other financial institutions.

BancShares held approximately 354,000 shares of Visa, Inc. (“Visa”) Class B common stock (“Visa Class B common stock”). Effective January 24, 2024, all outstanding shares of Visa Class B common stock were redenominated as Visa Class B-1 common stock (“Visa Class B-1 common stock”) pursuant to Visa’s eighth amended and restated certificate of incorporation. Until the resolution of certain litigation, at which time the Visa Class B-1 common stock will convert to publicly traded Visa Class A common stock, or the potential exchange of Visa Class B-1 common stock for other marketable classes of Visa common stock, these shares are only transferable to other stockholders of Visa Class B-1 common stock or certain new denominations of Visa’s former Class B common stock. As a result, there is limited transfer activity in private transactions between buyers and sellers. Given this limited trading activity and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. BancShares continues to monitor the trading activity in Visa Class B-1 common stock, the status of the resolution of certain litigation matters at Visa, and other potential exchange alternatives that would trigger the conversion of the Visa Class B-1 common stock into Visa Class A common stock or other marketable classes of Visa common stock.

Accrued interest receivable for available for sale and held to maturity debt securities was excluded from the estimate for credit losses. At March 31, 2024, accrued interest receivable for available for sale and held to maturity debt securities was $121 million and $17 million, respectively. At December 31, 2023, accrued interest receivable for available for sale and held to maturity debt securities was $87 million and $18 million, respectively. During the three months ended March 31, 2024 and 2023, there was no accrued interest that was deemed uncollectible and written off against interest income.

A security is considered past due once it is 30 days contractually past due under the terms of the agreement. There were no securities past due as of March 31, 2024 or December 31, 2023.

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

Maturities - Debt Securities

dollars in millions	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Non-amortizing securities maturing in:
One year or less	$6,086	$6,049	$5,674	$5,658
After one through five years	5,940	5,898	4,996	4,959
After five through 10 years	405	372	408	369
After 10 years	19	18	17	16
Government agency	110	107	120	117
Residential mortgage-backed securities	10,665	10,110	7,154	6,686
Commercial mortgage-backed securities	2,566	2,361	2,319	2,131
Total investment securities available for sale	$25,791	$24,915	$20,688	$19,936
Investment securities held to maturity
Non-amortizing securities maturing in:
One year or less	$27	$26	$27	$26
After one through five years	1,638	1,504	1,636	1,508
After five through 10 years	623	529	622	533
Residential mortgage-backed securities	4,293	3,596	4,205	3,561
Commercial mortgage-backed securities	3,469	2,824	3,489	2,875
Total investment securities held to maturity	$10,050	$8,479	$9,979	$8,503

The following table presents interest and dividend income on investment securities:

Interest and Dividends on Investment Securities

dollars in millions	Three Months Ended March 31,
	2024	2023
Interest income - taxable investment securities	$281	$106
Interest income - nontaxable investment securities	—	—
Dividend income - marketable equity securities	1	1
Interest on investment securities	$282	$107

Fair value adjustment on marketable equity securities and net realized losses and gains on sales of investment securities available for sale are presented on the Consolidated Statements of Income. The following table presents the gross realized losses and gains on the sales of investment securities available for sale.

Realized Losses on Debt Securities Available For Sale

dollars in millions	Three Months Ended March 31,
	2024	2023
Gross realized gains on sales of investment securities available for sale	$—	$—
Gross realized losses on sales of investment securities available for sale	—	(14)
Net realized (losses) gains on sales of investment securities available for sale	$—	$(14)

The following table provides information regarding investment securities available for sale with unrealized losses:

Gross Unrealized Losses on Debt Securities Available For Sale

dollars in millions	March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$4,516	$(9)	$1,929	$(69)	$6,445	$(78)
Government agency	—	—	107	(3)	107	(3)
Residential mortgage-backed securities	2,976	(28)	3,969	(569)	6,945	(597)
Commercial mortgage-backed securities	568	(4)	1,346	(203)	1,914	(207)
Corporate bonds	71	(7)	416	(35)	487	(42)
Total	$8,131	$(48)	$7,767	$(879)	$15,898	$(927)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale
U.S. Treasury	$955	$—	$1,919	$(80)	$2,874	$(80)
Government agency	23	—	94	(3)	117	(3)
Residential mortgage-backed securities	293	(3)	4,073	(537)	4,366	(540)
Commercial mortgage-backed securities	157	(1)	1,386	(196)	1,543	(197)
Corporate bonds	89	(9)	393	(38)	482	(47)
Total	$1,517	$(13)	$7,865	$(854)	$9,382	$(867)

As of March 31, 2024, there were 504 investment securities available for sale with continuous unrealized losses for more than 12 months, of which 430 were government sponsored enterprise-issued mortgage-backed securities, government agency securities, or U.S. treasury securities and the remaining 74 were corporate bonds. BancShares has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, as of March 31, 2024, no allowance for credit loss was required. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. As a result of this analysis, we determined that no allowance for credit loss was required for investment securities available for sale as of March 31, 2024.

BancShares’ portfolio of held to maturity debt securities consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. Given the consistently strong credit rating of the U.S. Treasury, the Supranational Entities & Multilateral Development Banks and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required for debt securities held to maturity as of March 31, 2024. There were no debt securities held to maturity on nonaccrual status as of March 31, 2024 or December 31, 2023.

Investment securities having an aggregate carrying value of $3.90 billion at March 31, 2024, and $3.77 billion at December 31, 2023, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Certain investments held by BancShares are reported in other assets, including FHLB stock and nonmarketable securities without readily determinable fair values that are recorded at cost, and investments in qualified affordable housing projects, all of which are accounted for under the proportional amortization method. See Note 9—Other Assets for the respective balances.

NOTE 4 — LOANS AND LEASES

Unless otherwise noted, loans held for sale are not included in the following tables. Leases in the following tables include finance leases, but exclude operating lease equipment. Refer to Note 2—Business Combinations for discussion of the loans acquired in the SVBB Acquisition.

Loans by Class

dollars in millions	March 31, 2024	December 31, 2023
Commercial
Commercial construction	$4,062	$3,918
Owner occupied commercial mortgage	15,979	15,471
Non-owner occupied commercial mortgage	15,329	14,995
Commercial and industrial	30,164	29,794
Leases	2,067	2,054
Total commercial	67,601	66,232
Consumer
Residential mortgage	22,901	22,776
Revolving mortgage	2,240	2,165
Consumer auto	1,476	1,442
Consumer other	1,306	1,176
Total consumer	27,923	27,559
SVB
Global fund banking	26,518	25,553
Investor dependent - early stage	1,293	1,403
Investor dependent - growth stage	2,696	2,897
Innovation C&I and cash flow dependent	9,339	9,658
Total SVB	39,846	39,511
Total loans and leases	$135,370	$133,302

As discussed in Note 1—Significant Accounting Policies and Basis of Presentation, certain loan portfolios that were reported in SVB are now included in preexisting loan classes within Commercial and Consumer.

At March 31, 2024 and December 31, 2023, accrued interest receivable on loans included in other assets was $633 million and $625 million, respectively, and was excluded from the estimate of credit losses.

The discount on acquired loans is accreted to interest income over the contractual life of the loan using the effective interest method. Discount accretion income, which primarily related to the SVBB Acquisition, was $163 million, including $35 million for unfunded commitments, for the three months ended March 31, 2024.

The following table presents selected components of the amortized cost of loans, including the unamortized discount on acquired loans.

Components of Amortized Cost

dollars in millions	March 31, 2024	December 31, 2023
Deferred fees, including unamortized costs and unearned fees on non-PCD loans	$(84)	$(72)

Net unamortized discount on acquired loans
Non-PCD	$1,755	$1,860
PCD	149	176
Total net unamortized discount	$1,904	$2,036

The aging of the outstanding loans and leases by class at March 31, 2024 and December 31, 2023 is provided in the tables below. Loans and leases less than 30 days past due are considered current, as various grace periods allow borrowers to make payments within a stated period after the due date and remain in compliance with the respective agreement.

Loans and Leases - Delinquency Status

dollars in millions	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$40	$—	$—	$40	$4,022	$4,062
Owner occupied commercial mortgage	37	13	46	96	15,883	15,979
Non-owner occupied commercial mortgage	118	34	369	521	14,808	15,329
Commercial and industrial	191	72	119	382	29,782	30,164
Leases	52	13	12	77	1,990	2,067
Total commercial	438	132	546	1,116	66,485	67,601
Consumer
Residential mortgage	157	38	82	277	22,624	22,901
Revolving mortgage	14	3	10	27	2,213	2,240
Consumer auto	8	2	2	12	1,464	1,476
Consumer other	5	2	4	11	1,295	1,306
Total consumer	184	45	98	327	27,596	27,923
SVB
Global fund banking	—	—	—	—	26,518	26,518
Investor dependent - early stage	30	1	8	39	1,254	1,293
Investor dependent - growth stage	8	1	2	11	2,685	2,696
Innovation C&I and cash flow dependent	1	—	28	29	9,310	9,339
Total SVB	39	2	38	79	39,767	39,846
Total loans and leases	$661	$179	$682	$1,522	$133,848	$135,370

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total
Commercial
Commercial construction	$43	$8	$2	$53	$3,865	$3,918
Owner occupied commercial mortgage	21	10	47	78	15,393	15,471
Non-owner occupied commercial mortgage	100	188	283	571	14,424	14,995
Commercial and industrial	177	49	116	342	29,452	29,794
Leases	55	15	21	91	1,963	2,054
Total commercial	396	270	469	1,135	65,097	66,232
Consumer
Residential mortgage	136	33	73	242	22,534	22,776
Revolving mortgage	15	3	11	29	2,136	2,165
Consumer auto	9	3	2	14	1,428	1,442
Consumer other	8	3	4	15	1,161	1,176
Total consumer	168	42	90	300	27,259	27,559
SVB
Global fund banking	—	—	—	—	25,553	25,553
Investor dependent - early stage	10	12	9	31	1,372	1,403
Investor dependent - growth stage	5	2	7	14	2,883	2,897
Innovation C&I and cash flow dependent	27	3	40	70	9,588	9,658
Total SVB	42	17	56	115	39,396	39,511
Total loans and leases	$606	$329	$615	$1,550	$131,752	$133,302

The amortized cost by class of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2024 and December 31, 2023 are presented below.

Loans on Nonaccrual Status (1) (2)

dollars in millions	March 31, 2024		December 31, 2023
	Nonaccrual Loans	Loans > 90 Days and Accruing	Nonaccrual Loans	Loans > 90 Days and Accruing
Commercial
Commercial construction	$1	$—	$2	$1
Owner occupied commercial mortgage	65	10	60	8
Non-owner occupied commercial mortgage	434	124	411	39
Commercial and industrial	275	9	194	59
Leases	30	1	31	7
Total commercial	805	144	698	114
Consumer
Residential mortgage	118	11	127	4
Revolving mortgage	21	—	21	—
Consumer auto	5	—	5	—
Consumer other	1	3	1	3
Total consumer	145	14	154	7
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	51	—	37	2
Investor dependent - growth stage	37	—	37	—
Innovation C&I and cash flow dependent	36	—	43	—
Total SVB	124	—	117	2
Total loans and leases	$1,074	$158	$969	$123
(1)    Accrued interest that was reversed when the loan went to nonaccrual status was $3 million for the three months ended March 31, 2024 and $10 million for the year ended December 31, 2023.
(2)    Nonaccrual loans for which there was no related ALLL totaled $195 million at March 31, 2024 and $138 million at December 31, 2023.

Other real estate owned (“OREO”) and repossessed assets were $58 million as of March 31, 2024 and $62 million as of December 31, 2023.

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

Ungraded – Ungraded loans represent loans not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of ungraded loans at March 31, 2024 and December 31, 2023, relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit.

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

Commercial Loans - Risk Classifications by Class

March 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial construction
Pass	$138	$1,239	$1,558	$569	$212	$99	$49	$4	$3,868
Special Mention	—	—	41	6	60	58	—	—	165
Substandard	4	—	6	4	—	15	—	—	29
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	142	1,239	1,605	579	272	172	49	4	4,062
Owner occupied commercial mortgage
Pass	819	2,526	2,869	2,842	2,389	3,576	215	29	15,265
Special Mention	2	22	16	20	24	110	1	—	195
Substandard	9	10	95	103	64	226	11	1	519
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	830	2,558	2,980	2,965	2,477	3,912	227	30	15,979
Non-owner occupied commercial mortgage
Pass	681	3,111	3,058	2,204	1,825	2,925	63	3	13,870
Special Mention	—	12	107	33	66	209	5	—	432
Substandard	1	4	40	27	123	701	—	—	896
Doubtful	—	—	—	2	20	107	—	2	131
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	682	3,127	3,205	2,266	2,034	3,942	68	5	15,329
Commercial and industrial
Pass	3,847	6,269	4,768	3,202	1,621	2,119	5,749	26	27,601
Special Mention	59	79	178	193	32	110	204	—	855
Substandard	35	84	222	141	248	366	338	2	1,436
Doubtful	—	19	56	19	3	34	8	—	139
Ungraded	—	—	—	—	—	—	133	—	133
Total commercial and industrial	3,941	6,451	5,224	3,555	1,904	2,629	6,432	28	30,164
Leases
Pass	247	657	446	251	173	98	—	—	1,872
Special Mention	2	17	27	18	5	3	—	—	72
Substandard	2	32	29	18	18	12	—	—	111
Doubtful	—	3	4	3	1	1	—	—	12
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	251	709	506	290	197	114	—	—	2,067
Total commercial	$5,846	$14,084	$13,520	$9,655	$6,884	$10,769	$6,776	$67	$67,601

SVB - Risk Classifications by Class

March 31, 2024
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Global fund banking
Pass	$341	$649	$192	$30	$20	$16	$25,184	$66	$26,498
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	7	8	4	—	1	—	20
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	341	649	199	38	24	16	25,185	66	26,518
Investor dependent - early stage
Pass	71	361	336	51	2	—	111	4	936
Special Mention	—	13	15	1	—	—	—	—	29
Substandard	2	72	119	30	2	—	52	—	277
Doubtful	—	14	29	4	—	1	3	—	51
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	73	460	499	86	4	1	166	4	1,293
Investor dependent - growth stage
Pass	235	897	747	129	6	1	202	5	2,222
Special Mention	—	15	32	18	—	—	—	—	65
Substandard	1	106	189	57	3	—	17	—	373
Doubtful	10	—	12	8	—	—	6	—	36
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	246	1,018	980	212	9	1	225	5	2,696
Innovation C&I and cash flow dependent
Pass	565	2,334	1,931	703	274	78	2,294	—	8,179
Special Mention	54	59	72	19	31	—	41	—	276
Substandard	24	50	248	216	97	—	215	—	850
Doubtful	4	—	—	—	—	7	23	—	34
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	647	2,443	2,251	938	402	85	2,573	—	9,339
Total SVB	$1,307	$4,570	$3,929	$1,274	$439	$103	$28,149	$75	$39,846

Consumer Loans - Delinquency Status by Class

March 31, 2024
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Residential mortgage
Current	$485	$3,131	$5,517	$5,445	$3,121	$4,913	$12	$—	$22,624
30-59 days	—	8	22	19	11	97	—	—	157
60-89 days	—	1	3	3	1	30	—	—	38
90 days or greater	—	1	3	3	6	69	—	—	82
Total residential mortgage	485	3,141	5,545	5,470	3,139	5,109	12	—	22,901
Revolving mortgage
Current	—	—	—	—	—	—	2,116	97	2,213
30-59 days	—	—	—	—	—	—	11	3	14
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	5	5	10
Total revolving mortgage	—	—	—	—	—	—	2,133	107	2,240
Consumer auto
Current	177	487	387	233	114	66	—	—	1,464
30-59 days	—	2	2	2	1	1	—	—	8
60-89 days	—	—	1	1	—	—	—	—	2
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	177	490	391	236	115	67	—	—	1,476
Consumer other
Current	62	217	134	47	8	73	754	—	1,295
30-59 days	—	1	—	—	—	1	3	—	5
60-89 days	—	—	—	—	—	—	2	—	2
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	62	218	134	47	8	76	761	—	1,306
Total consumer	$724	$3,849	$6,070	$5,753	$3,262	$5,252	$2,906	$107	$27,923

The following tables represent current credit quality indicators by origination year as of December 31, 2023:

Commercial Loans - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial construction
Pass	$1,062	$1,615	$620	$226	$63	$57	$39	$4	$3,686
Special Mention	—	10	6	81	47	—	—	—	144
Substandard	—	47	5	31	—	5	—	—	88
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total commercial construction	1,062	1,672	631	338	110	62	39	4	3,918
Owner occupied commercial mortgage
Pass	2,544	2,859	2,902	2,467	1,666	2,107	193	31	14,769
Special Mention	26	19	24	28	43	72	1	—	213
Substandard	7	91	99	61	45	176	10	—	489
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total owner occupied commercial mortgage	2,577	2,969	3,025	2,556	1,754	2,355	204	31	15,471
Non-owner occupied commercial mortgage
Pass	3,132	3,150	2,212	1,860	1,148	1,930	80	3	13,515
Special Mention	14	45	33	96	171	90	9	—	458
Substandard	2	48	27	127	365	330	—	—	899
Doubtful	—	—	2	13	67	39	2	—	123
Ungraded	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial mortgage	3,148	3,243	2,274	2,096	1,751	2,389	91	3	14,995
Commercial and industrial
Pass	8,472	4,858	3,347	1,660	952	1,351	6,818	34	27,492
Special Mention	105	134	149	89	69	26	194	—	766
Substandard	92	236	144	217	127	258	264	4	1,342
Doubtful	2	19	5	—	12	20	13	—	71
Ungraded	—	—	—	—	—	—	123	—	123
Total commercial and industrial	8,671	5,247	3,645	1,966	1,160	1,655	7,412	38	29,794
Leases
Pass	732	499	290	209	91	35	—	—	1,856
Special Mention	18	22	20	7	4	1	—	—	72
Substandard	28	32	21	19	6	8	—	—	114
Doubtful	3	4	3	1	1	—	—	—	12
Ungraded	—	—	—	—	—	—	—	—	—
Total leases	781	557	334	236	102	44	—	—	2,054
Total commercial	$16,239	$13,688	$9,909	$7,192	$4,877	$6,505	$7,746	$76	$66,232

SVB - Risk Classifications by Class

December 31, 2023
Risk Classification:	Term Loans by Origination Year							Revolving Converted to Term Loans
	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Global fund banking
Pass	$453	$202	$40	$36	$14	$3	$24,702	$66	$25,516
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	7	9	3	—	—	18	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Ungraded	—	—	—	—	—	—	—	—	—
Total global fund banking	453	209	49	39	14	3	24,720	66	25,553
Investor dependent - early stage
Pass	421	453	85	4	1	—	99	2	1,065
Special Mention	8	14	1	—	—	—	—	—	23
Substandard	40	138	51	3	—	—	51	—	283
Doubtful	12	12	3	—	—	1	4	—	32
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - early stage	481	617	140	7	1	1	154	2	1,403
Investor dependent - growth stage
Pass	1,034	967	217	25	8	2	198	5	2,456
Special Mention	6	25	—	—	—	—	—	—	31
Substandard	66	192	83	7	1	—	27	—	376
Doubtful	—	12	20	—	—	—	2	—	34
Ungraded	—	—	—	—	—	—	—	—	—
Total investor dependent - growth stage	1,106	1,196	320	32	9	2	227	5	2,897
Innovation C&I and cash flow dependent
Pass	2,370	2,238	833	293	80	44	2,598	—	8,456
Special Mention	99	103	36	66	—	—	92	—	396
Substandard	51	185	254	76	25	—	175	—	766
Doubtful	—	—	—	—	—	10	30	—	40
Ungraded	—	—	—	—	—	—	—	—	—
Total innovation C&I and cash flow dependent	2,520	2,526	1,123	435	105	54	2,895	—	9,658
Total SVB	$4,560	$4,548	$1,632	$513	$129	$60	$27,996	$73	$39,511

Consumer Loans - Delinquency Status by Class

December 31, 2023
Days Past Due:	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Residential mortgage
Current	$3,155	$5,588	$5,521	$3,174	$1,381	$3,702	$13	$—	$22,534
30-59 days	3	16	15	7	10	85	—	—	136
60-89 days	1	1	5	4	1	21	—	—	33
90 days or greater	1	4	2	6	1	59	—	—	73
Total residential mortgage	3,160	5,609	5,543	3,191	1,393	3,867	13	—	22,776
Revolving mortgage
Current	—	—	—	—	—	—	2,056	80	2,136
30-59 days	—	—	—	—	—	—	11	4	15
60-89 days	—	—	—	—	—	—	1	2	3
90 days or greater	—	—	—	—	—	—	6	5	11
Total revolving mortgage	—	—	—	—	—	—	2,074	91	2,165
Consumer auto
Current	525	427	261	131	56	28	—	—	1,428
30-59 days	1	3	2	1	1	1	—	—	9
60-89 days	1	1	1	—	—	—	—	—	3
90 days or greater	—	1	1	—	—	—	—	—	2
Total consumer auto	527	432	265	132	57	29	—	—	1,442
Consumer other
Current	215	170	52	8	5	21	690	—	1,161
30-59 days	1	1	—	—	—	—	6	—	8
60-89 days	—	—	—	—	—	1	2	—	3
90 days or greater	—	—	—	—	—	2	2	—	4
Total consumer other	216	171	52	8	5	24	700	—	1,176
Total consumer	$3,903	$6,212	$5,860	$3,331	$1,455	$3,920	$2,787	$91	$27,559

Gross Charge-offs

Gross charge-off vintage disclosures by origination year and loan class are summarized in the following tables:

Three Months Ended March 31, 2024
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2024	2023	2022	2021	2020	2019 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$—	$29	$—	$—	$29
Commercial and industrial	1	8	8	2	1	2	14	—	36
Leases	—	2	4	2	1	1	—	—	10
Total commercial	1	10	12	4	2	32	14	—	75
Consumer
Consumer auto	—	1	1	—	—	—	—	—	2
Consumer other	—	—	1	—	—	—	4	—	5
Total consumer	—	1	2	—	—	—	4	—	7
SVB
Investor dependent - early stage	—	4	13	6	—	—	1	—	24
Investor dependent - growth stage	—	2	4	7	1	—	—	—	14
Innovation C&I and cash flow dependent	—	3	—	—	—	—	5	—	8
Total SVB	—	9	17	13	1	—	6	—	46
Total loans and leases	$1	$20	$31	$17	$3	$32	$24	$—	$128

Three Months Ended March 31, 2023
	Term Loans by Origination Year							Revolving Converted to Term Loans
dollars in millions	2023	2022	2021	2020	2019	2018 & Prior	Revolving		Total
Commercial
Non-owner occupied commercial mortgage	$—	$—	$—	$—	$—	$12	$—	$—	$12
Commercial and industrial	—	14	9	4	2	1	8	—	38
Leases	—	2	1	1	—	—	—	—	4
Total commercial	—	16	10	5	2	13	8	—	54
Consumer
Residential mortgage	—	—	—	—	—	2	—	—	2
Consumer other	—	—	—	—	—	—	3	—	3
Total consumer	—	—	—	—	—	2	3	—	5
SVB
Total SVB	—	—	—	—	—	—	—	—	—
Total loans and leases	$—	$16	$10	$5	$2	$15	$11	$—	$59

Loan Modifications for Borrowers Experiencing Financial Difficulties
As part of BancShares’ ongoing credit risk management practices, BancShares attempts to work with borrowers when necessary to extend or modify loan terms to better align with the borrowers’ current ability to repay. BancShares’ modifications granted to debtors experiencing financial difficulties typically take the form of term extensions, interest rate reductions, payment delays, principal forgiveness, or a combination thereof. Modifications are made in accordance with internal policies and guidelines to conform to regulatory guidance.

The following tables present the amortized cost of loan modifications made to debtors experiencing financial difficulty, disaggregated by class and type of loan modification. The tables also provide financial effects by type of such loan modifications for the respective loan class.

Amortized Cost of Loans Modified during the three months ended March 31, 2024

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Term Extension(1) and Payment Delay	Other Combinations	Total	Percent of Total Loan Class
Commercial
Commercial construction	$3	$—	$—	$—	$—	$—	$3	0.08%
Owner occupied commercial mortgage	15	—	1	1	9	—	26	0.16
Non-owner occupied commercial mortgage	38	—	—	—	27	—	65	0.42
Commercial and industrial	23	—	—	8	—	—	31	0.11
Leases	—	—	—	—	—	—	—	—
Total commercial	79	—	1	9	36	—	125	0.19
Consumer
Residential mortgage	6	—	—	2	—	—	8	0.03
Revolving mortgage	1	—	—	1	—	—	2	0.08
Consumer auto	—	—	—	—	—	—	—	—
Consumer other	—	—	—	—	—	—	—	—
Total consumer	7	—	—	3	—	—	10	0.03
SVB
Global fund banking	—	—	—	—	—	—	—	—
Investor dependent - early stage	—	6	—	—	2	—	8	0.63
Investor dependent - growth stage	—	24	—	—	10	—	34	1.25
Innovation C&I and cash flow dependent	18	—	—	—	7	—	25	0.27
Total SVB	18	30	—	—	19	—	67	0.17
Total loans and leases	$104	$30	$1	$12	$55	$—	$202	0.15%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.

Amortized Cost of Loans Modified during the three months ended March 31, 2023

dollars in millions	Term Extension (1)	Payment Delay	Interest Rate Reduction	Term Extension(1) and Interest Rate Reduction	Other Combinations(2)	Total	Percent of Total Loan Class
Commercial
Commercial construction	$1	$—	$—	$—	$—	$1	0.02%
Owner occupied commercial mortgage	10	—	—	—	—	10	0.06
Non-owner occupied commercial mortgage	53	—	—	—	—	53	0.51
Commercial and industrial	12	—	—	6	3	21	0.09
Total commercial	76	—	—	6	3	85	0.16
Consumer
Residential mortgage	1	—	—	—	—	1	0.01
Total consumer	1	—	—	—	—	1	0.01
SVB
Investor dependent - growth stage	6	—	—	—	—	6	0.14
Total SVB	6	—	—	—	—	6	0.01
Total loans and leases	$83	$—	$—	$6	$3	$92	0.07%
(1) Term extensions include modifications in which the balloon principal payment was deferred to a later date or the loan amortization period was extended.
(2) Consists of $3 million of C&I loans modified with a term extension and payment delay.

Financial Effects of Loan Modifications made during the three months ended March 31, 2024

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	22	2.49%	—	$—
Owner occupied commercial mortgage	23	0.79	20	—
Non-owner occupied commercial mortgage	27	—	48	—
Commercial and industrial	9	1.39	4	—
Leases	—	—	—	—
Total commercial	21	1.31	41	—
Consumer
Residential mortgage	52	1.52	—	—
Revolving mortgage	59	4.15	—	—
Consumer auto	30	0.26	—	—
Consumer other	49	9.19	—	—
Total consumer	53	2.41	—	—
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	6	—	7	—
Investor dependent - growth stage	19	—	10	—
Innovation C&I and cash flow dependent	12	—	6	—
Total SVB	14	—	9	—
Total loans and leases	21	1.52%	22	$—

Financial Effects of Loan Modifications made during the three months ended March 31, 2023

dollars in millions	Weighted Average Term Extension (in Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in Months)	Amount of Principal Forgiven
Commercial
Commercial construction	9	—%	—	$—
Owner occupied commercial mortgage	12	3.85	—	—
Non-owner occupied commercial mortgage	3	—	—	—
Commercial and industrial	6	1.17	8	—
Leases	—	—	—	—
Total commercial	5	1.29	8	—
Consumer
Residential mortgage	29	—	—	—
Revolving mortgage	60	0.39	—	—
Consumer auto	—	—	—	—
Consumer other	—	9.72	—	—
Total consumer	31	2.51	—	—
SVB
Global fund banking	—	—	—	—
Investor dependent - early stage	—	—	—	—
Investor dependent - growth stage	6	—	—	—
Innovation C&I and cash flow dependent	—	—	—	—
Total SVB	6	—	—	—
Total loans and leases	5	1.31%	8	$—

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

At March 31, 2024, there were $84 million of loans modified in the twelve months ended March 31, 2024 which defaulted subsequent to modification.

The following tables present the amortized cost and performance of loans to borrowers experiencing financial difficulties for which the terms of the loan were modified during the referenced periods. The period of delinquency is based on the number of days the scheduled payment is contractually past due.

Modified Loans Payment Status (twelve months ended March 31, 2024)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$4	$—	$—	$—	$4
Owner occupied commercial mortgage	26	2	—	1	29
Non-owner occupied commercial mortgage	314	39	—	—	353
Commercial and industrial	107	5	2	1	115
Total commercial	451	46	2	2	501
Consumer
Residential mortgage	15	1	—	1	17
Revolving mortgage	4	—	—	—	4
Total consumer	19	1	—	1	21
SVB
Investor dependent - early stage	22	2	—	3	27
Investor dependent - growth stage	63	—	—	—	63
Innovation C&I and cash flow dependent	56	—	—	28	84
Total SVB	141	2	—	31	174
Total loans and leases	$611	$49	$2	$34	$696

Modified Loans Payment Status (three months ended March 31, 2023)

dollars in millions	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total
Commercial
Commercial construction	$1	$—	$—	$—	$1
Owner occupied commercial mortgage	10	—	—	—	10
Non-owner occupied commercial mortgage	53	—	—	—	53
Commercial and industrial	21	—	—	—	21
Total commercial	85	—	—	—	85
Consumer
Residential mortgage	1	—	—	—	1
Total consumer	1	—	—	—	1
SVB	—	—	—	—	—
Investor dependent - growth stage	6	—	—	—	6
Total SVB	6	—	—	—	6
Total loans and leases	$92	$—	$—	$—	$92

At March 31, 2024, there were $25 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the three months ended March 31, 2024. At December 31, 2023, there were $13 million of commitments to lend additional funds to debtors experiencing financial difficulty for which the terms of the loan were modified during the year ended December 31, 2023.

Loans Pledged

The following table provides information regarding loans pledged as collateral for borrowing capacity through the FHLB of Atlanta, the Board of Governors of the Federal Reserve System (“FRB”) and FDIC as of March 31, 2024 and December 31, 2023.

Loans Pledged

dollars in millions	March 31, 2024	December 31, 2023
FHLB of Atlanta
Lendable collateral value of pledged non-PCD loans	$15,882	$15,072
Less: advances	—	—
Less: letters of credit	1,450	1,450
Available borrowing capacity	$14,432	$13,622
Pledged non-PCD loans (contractual balance)	$26,431	$25,370

FRB
Lendable collateral value of pledged non-PCD loans	$5,514	$5,115
Less: advances	—	—
Available borrowing capacity	$5,514	$5,115
Pledged non-PCD loans (contractual balance)	$6,671	$6,273

FDIC
Lendable collateral value of pledged loans	$48,921	$51,179
Less: advances	—	—
Less: Purchase Money Note	36,072	36,072
Available borrowing capacity	$12,849	$15,107
Pledged loans (contractual balance)	$48,921	$51,179

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

Under borrowing arrangements with the FRB of Richmond, BancShares has access to the FRB Discount Window on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2024 or December 31, 2023.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The ALLL is reported as a separate line item on the Consolidated Balance Sheets, while the reserve for off-balance sheet credit exposure is included in other liabilities, presented in Note 13—Other Liabilities. The provision or benefit for credit losses related to (i) loans and leases (ii) off-balance sheet credit exposure, and (iii) investment securities available for sale is reported in the Consolidated Statements of Income as provision or benefit for credit losses.

The initial ALLL for PCD loans and leases acquired in the SVBB Acquisition (the “Initial PCD ALLL”) was established through a PCD gross-up and there was no corresponding increase to the provision for credit losses.

The initial ALLL for Non-PCD loans and leases acquired in the SVBB Acquisition was established through a corresponding increase to the provision for credit losses (the “day 2 provision for loan and lease losses”).

The initial reserve for off-balance sheet credit exposure acquired in the SVBB Acquisition was established through a corresponding increase to the provision for off-balance sheet credit exposure (the “day 2 provision for off-balance sheet credit exposure”).

The accounting policy for loans and off-balance sheet credit exposure acquired in a business combination is further discussed in Note 1—Significant Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements included in our 2023 Form 10-K.

The ALLL activity for loans and leases is summarized in the following table.

Allowance for Loan and Lease Losses

dollars in millions	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Commercial	Consumer	SVB	Total	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747	$789	$133	$—	$922
Initial PCD ALLL	—	—	—	—	10	3	187	200
Day 2 provision for loan and lease losses	—	—	—	—	50	32	380	462
Provision (benefit) for loan and lease losses	59	(6)	40	93	57	14	—	71
Total provision (benefit) for loan and lease losses	59	(6)	40	93	107	46	380	533
Charge-offs	(75)	(7)	(46)	(128)	(54)	(8)	—	(62)
Recoveries	10	2	13	25	8	4	—	12
Balance at end of period	$1,120	$155	$462	$1,737	$860	$178	$567	$1,605

The following table presents the components of the provision for credit losses:

Provision for Credit Losses

dollars in millions	Three Months Ended March 31,
	2024	2023
Day 2 provision for loan and lease losses	$—	$462
Provision for loan and lease losses	93	71
Total provision for loan and lease losses	93	533
Day 2 provision for off-balance sheet credit exposure	—	254
Benefit from off-balance sheet credit exposure	(29)	(8)
Total (benefit) provision for off-balance sheet credit exposure	(29)	246
Provision for investment securities available for sale credit losses	—	4
Provision for credit losses	$64	$783

NOTE 6 — LEASES

Lessee
BancShares leases primarily include administrative offices and bank locations. Substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our real estate leases have remaining lease terms of up to 33 years. Our lease terms may include options to extend or terminate the lease, and our operating leases have renewal terms that can extend from 1 to 25 years. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following table presents supplemental balance sheet information and remaining weighted average lease terms and discount rates:

Supplemental Lease Information

dollars in millions	Classification	March 31, 2024	December 31, 2023
Lease assets:
Operating lease ROU assets	Other assets	$355	$354
Finance leases	Premises and equipment	8	9
Total lease assets		$363	$363
Lease liabilities:
Operating leases	Other liabilities	$397	$396
Finance leases	Other borrowings	8	9
Total lease liabilities		$405	$405
Weighted-average remaining lease terms:
Operating leases		7.9 years	8.1 years
Finance leases		15.7 years	15.4 years
Weighted-average discount rate:
Operating leases		2.76%	2.70%
Finance leases		3.55	3.52

As of March 31, 2024, there were no leases that have not yet commenced that would have a material impact on BancShares’ consolidated financial statements.

The following table presents components of lease cost:

Components of Net Lease Cost

dollars in millions		Three Months Ended March 31,
	Classification	2024	2023
Operating lease cost	Occupancy expense	$18	$13
Finance lease ROU asset amortization	Equipment expense	1	—
Variable lease cost (1)	Occupancy expense	9	4
Sublease income	Occupancy expense	(1)	(1)
Net lease cost (1)		$27	$16
(1) Includes short-term lease cost, which is not significant.

Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term.

For finance leases, the right of use (“ROU”) asset is amortized straight-line over the lease term as equipment expense and interest on the lease liability is recognized separately; however, interest on the lease liability was less than $1 million per year and is therefore not presented in the table above.

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

The following table presents supplemental cash flow information related to leases:

Supplemental Cash Flow Information

dollars in millions	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$13
ROU assets obtained in exchange for new operating lease liabilities	17	4

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

The table that follows presents lease income related to BancShares’ operating and finance leases:

Lease Income

dollars in millions	Three Months Ended March 31,
	2024	2023
Lease income – Operating leases	$237	$214
Variable lease income – Operating leases (1)	18	19
Rental income on operating leases	255	233
Interest income – Sales type and direct financing leases	43	41
Variable lease income included in Other noninterest income (2)	16	15
Interest income – Leveraged leases	1	5
Total lease income	$315	$294
(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.
(2) Includes revenue related to insurance coverage on leased equipment and leased equipment property tax reimbursements due from customers.

NOTE 7 — GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill
BancShares had goodwill of $346 million at March 31, 2024 and December 31, 2023. There was no goodwill impairment during the three months ended March 31, 2024 or 2023.

Core Deposit Intangibles
Core deposit intangibles represent the estimated fair value of core deposits and other customer relationships acquired. Core deposit intangibles are being amortized over their estimated useful lives. The following tables summarize the activity for core deposit intangibles during the three months ended March 31, 2024:

Core Deposit Intangibles

dollars in millions	2024
Balance at January 1, net of accumulated amortization	$312
Less: amortization for the period	17
Balance at March 31, net of accumulated amortization	$295

The following tables summarize the accumulated amortization balance for core deposit intangibles at March 31, 2024 and December 31, 2023:

Core Deposit Intangible Accumulated Amortization

dollars in millions	March 31, 2024	December 31, 2023
Gross balance	$501	$501
Less: accumulated amortization	206	189
Balance, net of accumulated amortization	$295	$312

The following table summarizes the expected amortization expense as of March 31, 2024 in subsequent periods for core deposit intangibles:

Core Deposit Intangible Expected Amortization

dollars in millions
Remainder 2024	$46
2025	54
2026	46
2027	39
2028	34
2029	30
Thereafter	46
Balance, net of accumulated amortization	$295

NOTE 8 — VARIABLE INTEREST ENTITIES

Refer to Note 1—Significant Accounting Policies and Basis of Presentation for additional information on accounting for VIEs.

Consolidated VIEs
At March 31, 2024 and December 31, 2023, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value

dollars in millions	March 31, 2024	December 31, 2023
Affordable housing tax credit investments	$1,942	$1,887
Other tax credit equity investments	3	3
Total tax credit equity investments	$1,945	$1,890
Other unconsolidated investments	154	162
Total assets (maximum loss exposure) (1)	$2,099	$2,052
Liabilities for commitments to tax credit investments (2)	$982	$947
(1) Included in other assets.
(2)    Represents commitments to invest in qualified affordable housing investments and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are included in other liabilities.

BancShares has investments in qualified affordable housing projects primarily for the purposes of fulfilling Community Reinvestment Act of 1977 (“CRA”) requirements and obtaining tax credits. These investments are accounted for using PAM and provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. Under PAM, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, and the net investment performance is recognized in the income statement as a component of income tax expense.

The table below summarizes the amortization of our affordable housing tax credit investments and the related tax credits and other tax benefits that are recognized in income tax expense.

Tax Credit Investments Recognized in Income Tax Expense

dollars in millions	Three Months Ended March 31,
	2024	2023
Amortization of affordable housing tax credit investments (1)	$59	$18
Tax credits from affordable housing tax credit investments	(57)	(15)
Other tax benefits from affordable housing tax credit investments	(11)	—
Net income tax (benefit) expense from affordable housing tax credit investments (2) (3)	$(9)	$3
(1) On the Consolidated Statements of Cash Flows, this amortization is included in depreciation, amortization, and accretion, net as an adjustment to reconcile net income to net cash provided by (used in) operating activities.
(2) On the Consolidated Statements of Cash Flows, the net tax expense impact is included in net income in cash flows from operating activities. Changes in income taxes payable are reported in the net change in other liabilities as an adjustment to reconcile net income to net cash provided by (used in) operating activities.
(3) On the Consolidated Statements of Income, this is included in income tax expense (benefit).

NOTE 9 — OTHER ASSETS

The following table includes the components of other assets.

Other Assets

dollars in millions	March 31, 2024	December 31, 2023
Affordable housing tax credit and other unconsolidated investments (1)	$2,099	$2,052
Accrued interest receivable	914	832
Fair value of derivative financial instruments	659	640
Pension assets	480	474
Right of use assets for operating leases, net	355	354
Income tax receivable	103	209
Counterparty receivables	79	114
Bank-owned life insurance	106	105
Nonmarketable equity securities	107	103
Other real estate owned	56	58
Mortgage servicing rights	25	25
Federal Home Loan Bank stock	20	20
Other	828	871
Total other assets	$5,831	$5,857
(1)    Refer to Note 8—Variable Interest Entities for additional information.

NOTE 10 — DEPOSITS

The following table provides detail on deposit types.

Deposit Types

dollars in millions	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$39,276	$39,799
Checking with interest	24,244	23,754
Money market	31,393	30,611
Savings	37,688	35,258
Time	17,008	16,432
Total deposits	$149,609	$145,854

At March 31, 2024, the scheduled maturities of time deposits were:

Deposit Maturities

dollars in millions
Twelve months ended March 31,
2025	$15,831
2026	1,065
2027	66
2028	28
2029	18
Thereafter	—
Total time deposits	$17,008

Time deposits with a denomination of $250,000 or more were $4.35 billion and $4.16 billion at March 31, 2024 and December 31, 2023, respectively.

NOTE 11 — BORROWINGS

Short-term Borrowings

Securities Sold under Agreements to Repurchase
BancShares held $395 million and $485 million at March 31, 2024 and December 31, 2023, respectively, of securities sold under agreements to repurchase that have overnight contractual maturities and are collateralized by government agency securities.

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

BancShares monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and segregates the security from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the investments securing the transactions, as additional collateral may be required based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents. The carrying value of investment securities pledged as collateral under repurchase agreements was $487 million and $502 million at March 31, 2024 and December 31, 2023, respectively.

Long-term Borrowings
Long-term borrowings at March 31, 2024 and December 31, 2023 include:

Long-term Borrowings

dollars in millions	Maturity	March 31, 2024	December 31, 2023
Parent Company:
Subordinated:
Fixed-to-Floating subordinated notes at 3.375%	March 2030	$350	$350
Junior subordinated debentures (FCB/SC Capital Trust II)(1)	June 2034	—	20
Subsidiaries:
Senior:
Senior unsecured fixed-to-floating rate notes at 2.969%	September 2025	315	316
Fixed senior unsecured notes at 6.00%	April 2036	51	51
Subordinated:
Fixed subordinated notes at 6.125%	March 2028	400	404
Fixed-to-Fixed subordinated notes at 4.125%	November 2029	100	100
Junior subordinated debentures (SCB Capital Trust I)(1)	April 2034	—	10
Secured:
Purchase Money Note to FDIC fixed at 3.50% (2)	March 2028	36,072	36,072
Capital lease obligations	Maturities through May 2057	8	9
Unamortized purchase accounting adjustments		(151)	(163)
Total long-term borrowings		$37,145	$37,169
(1)    The borrowings were called during the first quarter of 2024, resulting in a $2 million loss on extinguishment of debt for the three months ended March 31, 2024.
(2) Issued in connection with the SVBB Acquisition and secured by collateral. See Note 2—Business Combinations and Note 4—Loans and Leases.

Pledged Assets
Refer to the Loans Pledged section in Note 4—Loans and Leases for information on loans pledged as collateral to secure borrowings.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

Our derivatives that are designated as hedging instruments include interest rate swaps that we utilize to manage our interest rate exposure on certain fixed-rate borrowings and deposits included on our Consolidated Balances Sheets.

Our derivatives not designated as hedging instruments mainly include interest rate and foreign exchange contracts that our customers utilize to manage their risk management needs. We typically manage our exposure to these customer derivatives by entering into offsetting or “back-to-back” interest rate and foreign exchange contracts with third-party dealers.

Derivative instruments that are cleared through certain central counterparty clearing houses are settled-to-market and reported net of collateral positions.

The following table presents notional amounts and fair values of derivative financial instruments:

Notional Amount and Fair Value of Derivative Financial Instruments

dollars in millions	March 31, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Interest rate contracts – fair value hedges (1) (4)	$1,149	$—	$—	$815	$—	$—
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts (1) (4)	$25,623	$573	$(590)	$24,548	$530	$(518)
Foreign exchange contracts (2)	8,630	78	(63)	9,142	104	(117)
Other contracts (3)	1,145	8	(1)	983	6	(1)
Total derivatives not designated as hedging instruments	$35,398	$659	$(654)	$34,673	$640	$(636)
Gross derivatives fair values presented in the Consolidated Balance Sheets		$659	$(654)		$640	$(636)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in other assets and other liabilities in the Consolidated Balance Sheets		659	(654)		640	(636)
Less: amounts subject to master netting agreements (5)		(61)	61		(97)	97
Less: cash collateral pledged (received) subject to master netting agreements (6)		(534)	8		(405)	39
Total net derivative fair value		$64	$(585)		$138	$(500)
(1)    Fair value balances include accrued interest.
(2)    The foreign exchange contracts exclude foreign exchange spot contracts. The notional and net fair value amounts of these contracts were $324 million and $1 million, respectively, as of March 31, 2024, and $179 million and $0 million, respectively, as of December 31, 2023.
(3)    Other derivative contracts not designated as hedging instruments include risk participation agreements and equity warrants.
(4)    BancShares accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market.” As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $83 million and $26 million, respectively, at March 31, 2024, which includes $0 million and $0 million relating to qualifying hedges, respectively. Gross amounts of recognized assets and liabilities were lowered by $66 million and $37 million, respectively, at December 31, 2023, which includes $4 million and $0 million relating to qualifying hedges, respectively.
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

Qualifying Hedges
The following table represents the impact of fair value hedges on the Consolidated Statements of Income:

Gains (Losses) on Qualifying Hedges

dollars in millions		Three Months Ended March 31,
	Amounts Recognized	2024	2023
Recognized on derivatives	Interest expense - borrowings	$(5)	$—
Recognized on hedged item	Interest expense - borrowings	5	—
Total qualifying hedges - income statement impact		$—	$—

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges:

dollars in millions		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items	Currently Designated	No Longer Designated
March 31, 2024
Long-term borrowings	$871	$—	$—
Time deposits - brokered	$334	$—	$—
December 31, 2023
Long-term borrowings	$879	$5	$—

Non-Qualifying Hedges
The following table presents gains of non-qualifying hedges recognized on the Consolidated Statements of Income:

Gains (Losses) on Non-Qualifying Hedges

dollars in millions		Three Months Ended March 31,
	Amounts Recognized	2024	2023
Interest rate contracts	Other noninterest income	$8	$21
Foreign currency forward contracts	Other noninterest income	12	(2)
Other contracts	Other noninterest income	(1)	—
Total non-qualifying hedges - income statement impact		$19	$19

For further information on derivatives, refer to Note 14—Fair Value.

NOTE 13 — OTHER LIABILITIES

The following table includes the components of other liabilities:

Other Liabilities

dollars in millions	March 31, 2024	December 31, 2023
Deferred taxes (1)	$3,545	$3,579
Commitments to fund tax credit investments	982	947
Incentive plan liabilities	283	676
Fair value of derivative financial instruments	654	636
Accrued expenses and accounts payable	549	351
Lease liabilities	397	396
Reserve for off-balance sheet credit exposure	287	316
Accrued interest payable	141	137
Other	849	868
Total other liabilities	$7,687	$7,906
(1) Primarily includes deferred taxes associated with the SVBB Acquisition. See Note 2—Business Combinations.

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

Assets and Liabilities Measured at Fair Value - Recurring Basis

dollars in millions	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$11,836	$—	$11,836	$—
Government agency	107	—	107	—
Residential mortgage-backed securities	10,110	—	10,110	—
Commercial mortgage-backed securities	2,361	—	2,361	—
Corporate bonds	487	—	326	161
Municipal bonds	14	—	14	—
Total investment securities available for sale	$24,915	$—	$24,754	$161
Marketable equity securities	79	32	47	—
Loans held for sale	50	—	50	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$573	$—	$572	$1
Foreign exchange contracts — non-qualifying hedges	78	—	78	—
Other derivative contracts — non-qualifying hedges	8	—	—	8
Total non-qualifying hedge assets	$659	$—	$650	$9
Total derivative assets	$659	$—	$650	$9
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$590	$—	$590	$—
Foreign exchange contracts — non-qualifying hedges	63	—	63	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$654	$—	$653	$1
Total derivative liabilities	$654	$—	$653	$1

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment securities available for sale
U.S. Treasury	$10,508	$—	$10,508	$—
Government agency	117	—	117	—
Residential mortgage-backed securities	6,686	—	6,686	—
Commercial mortgage-backed securities	2,131	—	2,131	—
Corporate bonds	482	—	325	157
Municipal bonds	12	—	12	—
Total investment securities available for sale	$19,936	$—	$19,779	$157
Marketable equity securities	84	36	48	—
Loans held for sale	38	—	38	—
Derivative assets (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$530	$—	$529	$1
Foreign exchange contracts — non-qualifying hedges	104	—	104	—
Other derivative contracts — non-qualifying hedges	6	—	—	6
Total non-qualifying hedge assets	$640	$—	$633	$7
Total derivative assets	$640	$—	$633	$7
Liabilities
Derivative liabilities (1)
Interest rate contracts — qualifying hedges	$—	$—	$—	$—
Interest rate contracts — non-qualifying hedges	$518	$—	$518	$—
Foreign exchange contracts — non-qualifying hedges	117	—	117	—
Other derivative contracts — non-qualifying hedges	1	—	—	1
Total non-qualifying hedge liabilities	$636	$—	$635	$1
Total derivative liabilities	$636	$—	$635	$1
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

The following tables summarize information about significant unobservable inputs related to BancShares’ categories of Level 3 financial assets and liabilities measured on a recurring basis:

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis

dollars in millions
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs
March 31, 2024
Assets
Corporate bonds	$161	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$9	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material
December 31, 2023
Assets
Corporate bonds	$157	Indicative bid provided by broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the issuer.
Interest rate & other derivative — non-qualifying hedges	$7	Internal valuation model	Multiple factors, including but not limited to, private company valuation, illiquidity discount, and estimated life of the instrument.
Liabilities
Interest rate & other derivative — non-qualifying hedges	$1	Internal valuation model	Not material

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis

dollars in millions	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying	Corporate Bonds	Other Derivative Assets — Non-Qualifying	Other Derivative Liabilities — Non-Qualifying
Beginning balance	$157	$7	$1	$174	$—	$—
Purchases	—	3	—	—	—	—
Changes in fair value included in earnings	—	—	—	—	1	—
Changes in fair value included in comprehensive income	4	—	—	(5)	—	—
Transfers in	—	—	—	—	—	1
Transfers out	—	—	—	—	—	—
Maturity and settlements	—	(1)	—	(9)	—	—
Ending balance	$161	$9	$1	$160	$1	$1

Fair Value Option
The following table summarizes the difference between the aggregate fair value and the UPB for residential mortgage loans originated for sale measured at fair value as of March 31, 2024 and December 31, 2023:

Aggregate Fair Value and UPB - Residential Mortgage Loans

dollars in millions	March 31, 2024
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$50	$49	$1

	December 31, 2023
	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$38	$37	$1

BancShares has elected the fair value option for residential mortgage loans originated for sale. This election reduces certain timing differences in the Consolidated Statements of Income and better aligns with the management of the portfolio from a business perspective. The changes in fair value that were recorded as a component of mortgage income were insignificant for the three months ended March 31, 2024 and 2023. Interest earned on loans held for sale is recorded within interest income on loans and leases in the Consolidated Statements of Income.

No originated loans held for sale were 90 or more days past due or on nonaccrual status as of March 31, 2024 or December 31, 2023.

Assets Measured at Estimated Fair Value on a Non-recurring Basis
Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower of the cost or market value (“LOCOM”) or other impairment accounting. The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses have been recorded in the periods. The gains and losses reflect amounts recorded for the respective periods, regardless of whether the asset is still held at period end.

Assets Measured at Fair Value - Non-recurring Basis

dollars in millions	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2024
Assets held for sale - loans	$11	$—	$—	$11	$(4)
Loans - collateral dependent loans	157	—	—	157	(30)
Other real estate owned	36	—	—	36	3
Total	$204	$—	$—	$204	$(31)
December 31, 2023
Assets held for sale - loans	$12	$—	$—	$12	$(4)
Loans - collateral dependent loans	265	—	—	265	(131)
Other real estate owned	16	—	—	16	4
Total	$293	$—	$—	$293	$(131)

Certain other assets are adjusted to their fair value on a non-recurring basis, including certain loans, OREO, and goodwill, which are periodically tested for impairment. Most loans held for investment, deposits, and borrowings are not reported at fair value.

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

Other real estate owned. OREO is carried at LOCOM. OREO asset valuations are determined by using appraisals or other third-party value estimates of the subject property with discounts, generally between 6% and 10%, applied for estimated selling costs and other external factors that may impact the marketability of the property. At March 31, 2024 and December 31, 2023, the weighted average discount applied was 8.24% and 8.59%, respectively. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. If there are any significant changes in the market or the subject property, valuations are adjusted or new appraisals are ordered to ensure the reported values reflect the most current information.

Financial Instruments Fair Value
The table below presents the carrying values and estimated fair values for financial instruments, excluding leases and certain other assets and liabilities for which these disclosures are not required.

Carrying Values and Fair Values of Financial Assets and Liabilities

dollars in millions	March 31, 2024
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$698	$698	$—	$—	$698
Interest-earning deposits at banks	30,792	30,792	—	—	30,792
Securities purchased under agreements to resell	394	—	394	—	394
Investment in marketable equity securities	79	32	47	—	79
Investment securities available for sale	24,915	—	24,754	161	24,915
Investment securities held to maturity	10,050	—	8,479	—	8,479
Loans held for sale	83	—	50	34	84
Net loans	131,613	—	1,507	127,057	128,564
Accrued interest receivable	914	—	914	—	914
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	25	—	—	44	44
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	659	—	650	9	659
Financial Liabilities
Deposits with no stated maturity	132,601	—	132,601	—	132,601
Time deposits	17,008	—	17,013	—	17,013
Credit balances of factoring clients	1,152	—	—	1,152	1,152
Securities sold under customer repurchase agreements	395	—	395	—	395
Long-term borrowings	37,137	—	36,421	—	36,421
Accrued interest payable	141	—	141	—	141
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	654	—	653	1	654

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$908	$908	$—	$—	$908
Interest-earning deposits at banks	33,609	33,609	—	—	33,609
Securities purchased under agreements to resell	473	—	473	—	473
Investment in marketable equity securities	84	36	48	—	84
Investment securities available for sale	19,936	—	19,779	157	19,936
Investment securities held to maturity	9,979	—	8,503	—	8,503
Loans held for sale	73	—	38	35	73
Net loans	129,545	—	1,479	125,217	126,696
Accrued interest receivable	832	—	832	—	832
Federal Home Loan Bank stock	20	—	20	—	20
Mortgage servicing rights	25	—	—	42	42
Derivative assets - qualifying hedges	—	—	—	—	—
Derivative assets - non-qualifying hedges	640	—	633	7	640
Financial Liabilities
Deposits with no stated maturity	129,427	—	129,427	—	129,427
Time deposits	16,427	—	16,416	—	16,416
Credit balances of factoring clients	1,089	—	—	1,089	1,089
Securities sold under customer repurchase agreements	485	—	485	—	485
Long-term borrowings	37,160	—	36,816	—	36,816
Accrued interest payable	137	—	137	—	137
Derivative liabilities - qualifying hedges	—	—	—	—	—
Derivative liabilities - non-qualifying hedges	636	—	635	1	636

The methods and assumptions used to estimate the fair value of each class of financial instruments not discussed elsewhere are as follows:

Interest-earning Deposits at Banks. The carrying value of interest-earning deposits at banks approximates its fair value due to its short-term nature. The balances at March 31, 2024 and December 31, 2023 included $213 million and $211 million, respectively, as a required minimum deposit under the Advance Facility Agreement.

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

Investment securities held to maturity. BancShares’ portfolio of debt securities held to maturity consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury notes, unsecured bonds issued by government agencies and government sponsored entities, and securities issued by the Supranational Entities & Multilateral Development Banks. We primarily use prices obtained from pricing services to determine the fair value of securities, which are Level 2 inputs.

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

Mortgage servicing rights (“MSRs”). MSRs are initially recorded at fair value and subsequently carried at the lower of amortized cost or market. Therefore, servicing rights are carried at fair value only when fair value is less than the amortized cost. The fair value of MSRs is determined using a pooling methodology. Similar loans are pooled together and a model which relies on discount rates, estimates of prepayment rates and the weighted average cost to service the loans is used to determine the fair value. The inputs used in the fair value measurement for MSRs are considered Level 3 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2024 and December 31, 2023. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short-term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value. Cash and due from banks, and interest-earning deposits at banks, are classified on the fair value hierarchy as Level 1. Accrued interest receivable and accrued interest payable are classified as Level 2.

NOTE 15 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table:

Number of Shares of Common Stock

	March 31, 2024
	Outstanding
	Class A	Class B
Common stock - December 31, 2023	13,514,933	1,005,185
Restricted stock units vested, net of shares held to cover taxes	9,617	—
Common stock - March 31, 2024	13,524,550	1,005,185

Common Stock
The Parent Company has Class A common stock and Class B Common stock, each with par value of $1. Class A common stock have one vote per share, while Class B common stock have 16 votes per share.

Non-Cumulative Perpetual Preferred Stock

The following table summarizes BancShares’ non-cumulative perpetual preferred stock:

Preferred Stock

dollars in millions, except per share and par value data
Preferred Stock	Issuance Date	Earliest Redemption Date	Par Value	Shares Authorized, Issued and Outstanding	Liquidation Preference Per Share	Total Liquidation Preference	Dividend
Series A	March 12, 2020	March 15, 2025	$0.01	345,000	$1,000	$345	5.375%
Series B	January 3, 2022	January 4, 2027	0.01	325,000	1,000	325	SOFR + 3.972%
Series C	January 3, 2022	January 4, 2027	0.01	8,000,000	25	200	5.625%

Dividends on BancShares Series A, B, and C Preferred Stock (together, “BancShares Preferred Stock”) will be paid when, as, and if declared by the Board of Directors of the Parent Company, or a duly authorized committee thereof, to the extent that the Parent Company has lawfully available funds to pay dividends. If declared, dividends with respect to the BancShares Preferred Stock will accrue and be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. Dividends on the BancShares Preferred Stock will not be cumulative. For further description of BancShares’ Preferred Stock, refer to Note 17—Stockholders’ Equity in the Notes to the Consolidated Financial Statements included in our 2023 Form 10-K.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details the components of Accumulated Other Comprehensive (Loss) Income (“AOCI”):

Components of Accumulated Other Comprehensive (Loss) Income

dollars in millions	March 31, 2024			December 31, 2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes
Unrealized loss on securities available for sale	$(876)	$208	$(668)	$(752)	$175	$(577)
Unrealized loss on securities available for sale transferred to held to maturity	(7)	2	(5)	(7)	2	(5)
Defined benefit pension items	122	(31)	91	122	(31)	91
Total accumulated other comprehensive loss	$(761)	$179	$(582)	$(637)	$146	$(491)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive (Loss) Income by Component

dollars in millions	Unrealized (loss) gain on securities available for sale	Unrealized loss on securities available for sale transferred to held to maturity	Net change in defined benefit pension items	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2023	$(577)	$(5)	$91	$(491)
AOCI activity before reclassifications	(91)	—	—	(91)
Amounts reclassified from AOCI to earnings	—	—	—	—
Other comprehensive loss for the period	(91)	—	—	(91)
Balance as of March 31, 2024	$(668)	$(5)	$91	$(582)

Balance as of December 31, 2022	$(739)	$(6)	$10	$(735)
AOCI activity before reclassifications	45	—	8	53
Amounts reclassified from AOCI to earnings	13	—	—	13
Other comprehensive income for the period	58	—	8	66
Balance as of March 31, 2023	$(681)	$(6)	$18	$(669)

Other Comprehensive Income
The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after tax components of other comprehensive income:

Other Comprehensive Income (Loss) by Component

dollars in millions	Three Months Ended March 31,
	2024			2023
	Pretax	Income Taxes	Net of Income Taxes	Pretax	Income Taxes	Net of Income Taxes	Income Statement Line Items
Unrealized (loss) gain on securities available for sale:
AOCI activity before reclassifications	$(124)	$33	$(91)	$60	$(15)	$45
Amounts reclassified from AOCI to earnings	—	—	—	18	(5)	13	$14 million realized loss on sale of investment securities available for sale, net; $4 million provision for credit losses
Other comprehensive (loss) gain on securities available for sale	$(124)	$33	$(91)	$78	$(20)	$58

Defined benefit pension items:
Actuarial gain	$—	$—	$—	$10	$(2)	$8
Amounts reclassified from AOCI to earnings	—	—	—	—	—	—
Other comprehensive income for defined benefit pension items	$—	$—	$—	$10	$(2)	$8
Total other comprehensive (loss) income	$(124)	$33	$(91)	$88	$(22)	$66

NOTE 17 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of the basic and diluted earnings per common share:

Earnings per Common Share

dollars in millions, except per share data	Three Months Ended March 31,
	2024	2023
Net income	$731	$9,518
Preferred stock dividends	15	14
Net income available to common stockholders	$716	$9,504
Weighted average common shares outstanding
Basic shares outstanding	14,533,302	14,526,693
Stock-based awards	3,140	13,016
Diluted shares outstanding	14,536,442	14,539,709
Earnings per common share
Basic	$49.27	$654.22
Diluted	$49.26	$653.64

NOTE 18 — INCOME TAXES

BancShares’ global effective income tax rates (“ETRs”) were 27.2% and (0.5)% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate from (0.5)% in the prior year to 27.2% for the three months ended March 31, 2024 was primarily due to the effects of the non-taxable nature of the gain on acquisition relating to the SVBB Acquisition in the prior year quarter.

The quarterly income tax expense is based on a projection of BancShares’ annual ETR. This annual ETR is applied to the year-to-date consolidated pretax income to determine the interim provision for income taxes before discrete items. The ETR each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end 2024 ETR due to the changes in these factors.

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

NOTE 19 — EMPLOYEE BENEFIT PLANS

BancShares sponsors non-contributory defined benefit pension plans for its qualifying employees. The service cost component of net periodic benefit cost is included in salaries and wages, while all other non-service cost components are included in other noninterest expense.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2024	2023
Service cost	$2	$2
Interest cost	15	15
Expected return on assets	(23)	(21)
Net periodic benefit	$(6)	$(4)

NOTE 20 — BUSINESS SEGMENT INFORMATION

We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes.

BancShares’ segments at March 31, 2024 include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. The segment descriptions below reflect the segment reporting changes made during the first quarter of 2024.

General Bank
The General Bank segment delivers products and services to consumers and businesses through our extensive network of branches and various digital channels. We offer a full suite of deposit products, loans (primarily residential mortgages and business and commercial loans), cash management, private banking and wealth management, payment services, and treasury services. We offer conforming and jumbo residential mortgage loans throughout the United States that are primarily originated through branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel, as well as through our private banking service. Private banking and wealth management offers a customized suite of products and services to individuals and institutional clients, as well as private equity and venture capital professionals and executive leaders of the innovation companies they support, and premium wine clients. The General Bank segment offers brokerage, investment advisory, private stock loans, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, family office, financial planning, tax planning and trust services. The General Bank segment also includes a community association bank channel that supports deposit, cash management, and lending to homeowner associations and property management companies.
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

Commercial Bank
The Commercial Bank segment provides a range of lending, leasing, capital markets, asset management and other financial and advisory services, primarily to small and middle market companies in a wide range of industries including: energy; healthcare; tech media and telecom; asset-backed lending; capital finance; maritime; corporate banking; aerospace and defense; and sponsor finance. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions, or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. We provide senior secured loans to developers and other CRE professionals. Additionally, we provide small business loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

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

SVB Commercial
The SVB Commercial segment offers products and services to commercial clients and investors across stages, sectors and regions in the innovation ecosystem, as well as private equity and venture capital firms. The SVB Commercial segment provides solutions to the financial needs of commercial clients. Loan products consists of capital call lines of credit, investor dependent loans, cash flow dependent loans, and innovation C&I loans made primarily to technology and life science/healthcare companies.

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

Corporate
Corporate includes all other financial information not allocated to the segments. Corporate contains BancShares’ centralized Treasury function which manages the investment security portfolio, interest-earning deposits at banks, and corporate/wholesale funding (e.g., borrowings, Direct Bank deposits, and brokered deposits). Corporate deposits are primarily comprised of Direct Bank deposits.

Corporate includes interest income on investment securities and interest-earning deposits at banks; interest expense for borrowings, Direct Bank deposits, and brokered deposits; funds transfer pricing allocations; gains or losses on sales of investment securities; fair value adjustments on marketable equity securities; income from bank-owned life insurance; portions of salaries and benefits expense; and acquisition-related expenses. Corporate also includes certain items related to accounting for business combinations, such as gains on acquisitions, day 2 provisions for credit losses, and discount accretion income for certain acquired loans.

Segment Results and Select Period End Balances

The following table presents the condensed income statements by segment:

dollars in millions	Three Months Ended March 31, 2024
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$691	$270	$546	$(43)	$353	$1,817
Provision for credit losses	28	14	22	—	—	64
Net interest income (expense) after provision for credit losses	663	256	524	(43)	353	1,753
Noninterest income	145	136	137	202	7	627
Noninterest expense	520	228	384	115	129	1,376
Income before income taxes	288	164	277	44	231	1,004
Income tax expense	78	42	75	11	67	273
Net income	$210	$122	$202	$33	$164	$731
Select Period End Balances
Loans and leases	$63,732	$31,730	$39,846	$62	$—	$135,370
Operating lease equipment, net	—	763	—	8,048	—	8,811
Deposits	71,150	3,023	34,014	14	41,408	149,609

	Three Months Ended March 31, 2023
	General Bank	Commercial Bank	SVB Commercial	Rail	Corporate	Total BancShares
Net interest income (expense)	$549	$238	$37	$(28)	$54	$850
Provision for credit losses	10	53	—	—	720	783
Net interest income (expense) after provision for credit losses	539	185	37	(28)	(666)	67
Noninterest income	118	143	9	177	9,812	10,259
Noninterest expense	398	210	23	120	104	855
Income before income taxes	259	118	23	29	9,042	9,471
Income tax expense (benefit)	60	30	5	7	(149)	(47)
Net income	$199	$88	$18	$22	$9,191	$9,518
Select Period End Balances
Loans and leases	$58,101	$28,405	$51,702	$80	$—	$138,288
Operating lease equipment, net	—	719	—	7,612	—	8,331
Deposits	71,117	3,042	45,328	14	20,549	140,050

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Commitments
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments involve elements of credit, interest rate or liquidity risk and include commitments to extend credit and standby letters of credit.

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

dollars in millions	March 31, 2024	December 31, 2023
Financing Commitments
Financing assets (excluding leases)	$56,685	$57,567
Letters of Credit
Standby letters of credit	2,224	2,412
Other letters of credit	104	103
Deferred Purchase Agreements	1,742	2,076
Purchase and Funding Commitments (1)	551	685
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

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect BancShares’ agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At March 31, 2024 and 2023, substantially all undrawn financing commitments were senior facilities. Financing commitments also include $79 million and $66 million at March 31, 2024 and December 31, 2023, respectively, related to off-balance sheet commitments to fund equity investments. Commitments to fund equity investments are contingent on events that have yet to occur and may be subject to change.

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

Deferred Purchase Agreements
A deferred purchase agreement (“DPA”) is provided in conjunction with factoring, whereby a client is provided with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, BancShares is then required to purchase the receivable from the client, less any borrowings for such client based on such defaulted receivable. The outstanding amount in the table above, less $119 million and $143 million at March 31, 2024 and December 31, 2023, respectively, of borrowings for such clients, is the maximum amount that BancShares would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring BancShares to purchase all such receivables from the DPA clients.
The table above includes $1.59 billion and $1.92 billion of DPA exposures at March 31, 2024 and December 31, 2023, respectively, related to receivables on which BancShares has assumed the credit risk. The table also includes $151 million and $161 million available under DPA credit line agreements provided at March 31, 2024 and December 31, 2023, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period, which is typically 90 days or less.

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

For certain Litigation matters in which BancShares is involved, BancShares is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2024. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This MD&A is expected to provide our investors with a view of our financial condition and results of operations from our management’s perspective. This MD&A should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this Quarterly Report on Form 10-Q (this “Form 10-Q”), along with our consolidated financial statements and related MD&A of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Throughout this MD&A, references to a specific “Note” refer to Notes to the Unaudited Consolidated Financial Statements.

Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform with financial statement presentations for 2024, the reclassifications had no effect on stockholders’ equity or net income as previously reported. Refer to Note 1—Significant Accounting Policies and Basis of Presentation.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of BancShares. See the "Non-GAAP Financial Measurements" section of this MD&A for a reconciliation of these financial measures to the most directly comparable financial measures in accordance with GAAP.

EXECUTIVE OVERVIEW

The Parent Company is a bank holding company ("BHC") and financial holding company. The Parent Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) under the U.S. Bank Holding Company Act of 1956, as amended. The Parent Company is also registered under the BHC laws of North Carolina and is subject to supervision, regulation and examination by the North Carolina Commissioner of Banks (the “NCCOB”). BancShares conducts its banking operations through its wholly owned subsidiary, FCB, a state-chartered bank organized under the laws of the state of North Carolina. FCB is regulated by the NCCOB. In addition, FCB, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (the “FDIC”).

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

BancShares delivers banking products and services to its customers through an extensive branch network and additionally operates a nationwide digital banking platform that delivers deposit products to consumers (the “Direct Bank”). Services offered at most branches include accepting deposits, cashing checks and providing for consumer and commercial cash needs. Consumer and business customers may also conduct banking transactions through various digital channels.

In addition to our banking operations, we provide various investment products and services through FCB’s wholly owned subsidiaries, including First Citizens Investor Services, Inc. (“FCIS”) and First Citizens Asset Management, Inc. (“FCAM”), and a non-bank subsidiary First Citizens Capital Securities, LLC (“FCCS”). As a registered broker-dealer, FCIS provides a full range of investment products, including annuities, brokerage services and third-party mutual funds. As registered investment advisors, FCIS and FCAM provide investment management services and advice. FCCS is a broker-dealer that also provides underwriting and private placement services.

The SVBB Acquisition expanded our client base to serve private equity and venture capital clients and also complimented our existing wealth management business by adding enhanced digital capabilities. The SVBB Acquisition further diversified our loan portfolio and business mix, particularly across technology and life sciences/healthcare industries, and wealth clients.

In addition, BancShares owns a fleet of railcars and locomotives that are leased to railroads and shippers.

Refer to Note 20—Business Segment Information for further information regarding the products and services we provide.

Refer to the 2023 Form 10-K for a discussion of our strategy.

Significant Events

SVBB Acquisition
On March 27, 2023 (the “SVBB Acquisition Date”), FCB acquired substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. (“SVBB”) from the FDIC pursuant to the terms of a purchase and assumption agreement by and among FCB, the FDIC, and the FDIC, as receiver of SVBB (the “SVBB Acquisition”).

The SVBB Acquisition is further discussed in Note 2—Business Combinations.

Segment Updates
We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes.

BancShares’ segments at March 31, 2024 include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. Refer to Note 20—Business Segment Information for the segment descriptions, which reflect the segment reporting changes made during the first quarter of 2024.

Segment results are discussed in the section entitled “Results by Business Segment” in this MD&A.

Updates to Loan Classes
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and allowance for loan and lease losses (“ALLL”) disclosures for 2023 periods included in this Form 10-Q were recast to reflect the changes in loan classes.

Recent Economic, Industry and Regulatory Developments
The Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained benchmark federal funds rate at a range between 5.25% - 5.50% at its most recent meeting in May 2024. Although future rate hikes are possible, the FOMC’s interest rate could be at or near its peak for this tightening cycle, and the FRB has signaled it may cut rates during 2024, depending on future economic conditions.

Although the U.S. economy continued to grow during the first quarter of 2024, economic uncertainty remains. The FOMC reported that it will continue to monitor economic and financial market developments and the effects of their earlier rate increases in determining the extent to which additional policy firming may be appropriate to return inflation to 2% over time. Although the FOMC has made progress combating inflation, efforts to control inflation have raised concerns over the possibility of a recession. In addition, concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, including the ongoing conflicts in Ukraine and the Middle East, add to the global uncertainty and are likely to maintain upward pressure on inflation and weigh on economic activity. Mortgage rates have steadily increased over recent years, and mortgage demand from homebuyers has softened. In addition, there remains concern in the banking industry about the exposure to certain sectors of commercial real estate (“CRE”), and credit trends in these exposures may deteriorate. The timing and impact of inflation, volatility in the stock market, interest rate movements, and a possible recession will depend on future developments, which are highly uncertain and difficult to predict.

The federal banking agencies issued several notices of proposed rulemaking (“NPR”) in 2023 that if and/or when finalized, may impact BancShares and FCB. The FDIC finalized an NPR covering a special assessment to recover losses associated with protecting uninsured depositors following the closures of Silicon Valley Bank, Signature Bank, and First Republic Bank. We accrued a FDIC insurance special assessment charge of $64 million in 2023 that will be paid in eight quarterly installments beginning in 2024. In February 2024, the FDIC indicated that it expects a larger loss to the deposit insurance fund than originally estimated. As a result, we accrued an additional FDIC insurance special assessment charge of $9 million in the first quarter of 2024.

Also in 2023, the federal banking agencies issued NPRs related to enhanced capital and long-term debt requirements for banking organizations with $100 billion or more in total assets. These NPRs were discussed in Item 1. Business of our 2023 Form 10-K, in the section entitled “Regulatory Considerations.” We are in the process of evaluating the proposals and the potential impacts, but we expect we would need to raise additional long-term debt to satisfy the requirements if the NPR is finalized.

Financial Performance Summary

The following tables in this MD&A include financial data for the three months ended March 31, 2024 (the “current quarter”), December 31, 2023 (the “linked quarter”), and March 31, 2023 (the “prior year quarter”). Our results of operations include acquired operations from the SVBB Acquisition, which was consummated on March 27, 2023, and therefore, many comparisons in the tables below will highlight the impact of including acquired operations for the entire current quarter compared to five days in the prior year quarter.

In accordance with Item 303(c) of Regulation S-K, we focus on changes compared to the linked quarter for the narrative discussion and analysis of our results of operations as we believe this provides investors and other users of our data with the most relevant information.

We focus the discussion of our financial position by comparing balances as of March 31, 2024 to December 31, 2023.

The following table summarizes BancShares’ results in accordance with GAAP.

Table 1
Selected Financial Data

dollars in millions, except share data	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Results of Operations:
Interest income	$3,084	$3,117	$1,211
Interest expense	1,267	1,206	361
Net interest income	1,817	1,911	850
Provision for credit losses	64	249	783
Net interest income after provision for credit losses	1,753	1,662	67
Noninterest income	627	543	10,259
Noninterest expense	1,376	1,492	855
Income before income taxes	1,004	713	9,471
Income tax expense (benefit)	273	199	(47)
Net income	731	514	9,518
Preferred stock dividends	15	15	14
Net income available to common stockholders	$716	$499	$9,504

Per Common Share Information:
Average diluted common shares outstanding	14,536,442	14,539,838	14,539,709
Earnings per diluted common share	$49.26	$34.33	$653.64

Key Performance Metrics:
Return on average assets	1.36%	0.95%	33.23%
Net interest margin (1)	3.67	3.86	3.41

Select Average Balances:
Investment securities	$32,647	$28,722	$19,416
Total loans and leases (2)	133,758	133,294	74,905
Operating lease equipment, net	8,806	8,715	8,236
Total assets	216,081	214,612	116,164
Total deposits	147,715	146,316	93,839
Total stockholders’ equity	21,498	20,740	11,369

Select Ending Balances:
Investment securities	$35,044	$29,999	$19,527
Total loans and leases	135,370	133,302	138,288
Operating lease equipment, net	8,811	8,746	8,331
Total assets	217,836	213,758	214,658
Total deposits	149,609	145,854	140,050
Total stockholders’ equity	21,848	21,255	19,216
Loan to deposit ratio	90.48%	91.39%	98.74%
Noninterest-bearing deposits to total deposits	26.25	27.29	39.02

Capital Ratios:
Common equity Tier 1	13.44%	13.36%	12.53%
Tier 1 risk-based capital	14.00	13.94	13.13
Total risk-based capital	15.66	15.75	14.86
Tier 1 leverage	10.11	9.83	16.72

Asset Quality:
Ratio of nonaccrual loans to total loans	0.79%	0.73%	0.60%
Allowance for loan and lease losses to loans ratio	1.28	1.31	1.16
Net charge off ratio	0.31	0.53	0.27
(1)     Calculated net of average credit balances and deposits of factoring clients.
(2)     Average loan balances include loans held for sale and nonaccrual loans.

First Quarter Income Statement Highlights
•Net income for the current quarter was $731 million, an increase of $217 million or 42% from $514 million for the linked quarter. Net income available to common stockholders for the current quarter was $716 million, an increase of $217 million or 44% from $499 million for the linked quarter. The increases, as detailed below, were related to lower provision for credit losses and noninterest expenses, along with higher noninterest income, partially offset by lower net interest income (“NII”). Earnings per diluted common share for the current quarter was $49.26, an increase from $34.33 for the linked quarter.
•The current quarter included the following select items:
◦Acquisition-related expenses of $58 million, and
◦Additional FDIC insurance special assessment of $9 million.
•The linked quarter included the following select items:
◦Acquisition-related expenses of $116 million,
◦Decrease in the gain on acquisition of $83 million, and
◦FDIC insurance special assessment of $64 million.
•Return on average assets for the current quarter was 1.36% compared to 0.95% for the linked quarter.
•NII for the current quarter was $1.82 billion, a decrease of $94 million or 5% from $1.91 billion for the linked quarter. The decrease was primarily due to higher interest expense on deposits and lower loan discount accretion on loans acquired in the SVBB Acquisition.
•Net interest margin (“NIM”) for the current quarter was 3.67%, a decrease of 19 basis points (“bps”) from 3.86% for the linked quarter, primarily related to the items discussed above for NII.
•Provision for credit losses for the current quarter was $64 million, a decrease of $185 million or 75% from $249 million for the linked quarter.
◦The provision for loan and lease losses decreased $158 million, primarily related to changes in the macroeconomic forecast, a decline in specific reserves on individually evaluated loans, and lower net charge-offs.
◦The benefit from off-balance sheet credit exposure increased $27 million, primarily due to a continued decline in unfunded commitments during the current quarter.
•Noninterest income for the current quarter was $627 million, an increase of $84 million or 16% from $543 million for the linked quarter. The increase was primarily due to an adjustment to the gain on acquisition of $83 million in the linked quarter as we further refined income tax estimates related to the SVBB Acquisition.
•Noninterest expense for the current quarter was $1.38 billion, a decrease of $116 million or 8% from $1.49 billion for the linked quarter. The decrease was largely due to lower acquisition-related expense in the current quarter and a higher FDIC insurance special assessment in the linked quarter, partially offset by higher salaries and benefits in the current quarter.

Refer to the “Results of Operations” section of this MD&A for further discussion.

Balance Sheet Highlights
•Total loans and leases at March 31, 2024 were $135.37 billion, an increase of $2.07 billion or 2% from $133.30 billion at December 31, 2023. There was loan growth in each of our segments. The increase of $900 million in the General Bank segment was primarily related to business and commercial loan growth, while growth of $794 million in the Commercial Bank segment was across various industry verticals. In addition, global fund banking loans in the SVB Commercial segment increased, partially offset by decreases in the technology and life science/healthcare portfolios.
•Total investment securities at March 31, 2024 were $35.04 billion, an increase of $5.05 billion or 17% from $30.00 billion at December 31, 2023. The increase was primarily due to purchases of short-duration U.S. agency mortgage-backed and U.S. Treasury investment securities available for sale.
•Total deposits at March 31, 2024 were $149.61 billion, an increase of $3.76 billion or 3% from $145.85 billion at December 31, 2023. The increase from December 31, 2023 mainly reflected deposit growth in our branch network and in the Direct Bank.
•Total borrowings at March 31, 2024 were $37.54 billion, a decrease of $114 million from $37.65 billion at December 31, 2023. The decrease was due to repayments of subordinated debt and a decline in securities sold under customer purchase agreements.
•At March 31, 2024, BancShares remained well capitalized with a total risk-based capital ratio of 15.66%, a Tier 1 risk-based capital ratio of 14.00%, a common equity Tier 1 ratio of 13.44% and a Tier 1 leverage ratio of 10.11%.

Funding, Liquidity and Capital Overview

Deposit Composition
We fund our business primarily through deposits. Deposits represented approximately 80.0% of total funding at March 31, 2024. The following table summarizes the composition, average size and uninsured percentages of our deposits:

Table 2
Select Deposit Data

	Deposits as of March 31, 2024
	Ending Balance (in millions)	Average Size (in thousands)	Uninsured %
General Bank segment	$71,150	$35	36%
Commercial Bank segment	3,023	256	83
SVB Commercial segment	34,014	455	69
Rail segment and Corporate	41,422	57	8
Total	$149,609	53	37

The General Bank segment includes deposits from our branch network, which deploys a relationship-based approach to deposit gathering. The Commercial Bank segment includes deposits of commercial customers, and the SVB Commercial segment includes deposits related to its commercial customer base. Deposits in Corporate primarily were comprised of $39.81 billion in our Direct Bank. There were also $14 million of deposits in the Rail segment.

As displayed in the table above, the average size of deposits varies across our business segments. The uninsured data represents the percentage of such deposits in the respective segments and Corporate. At March 31, 2024, total uninsured deposits were approximately $54.85 billion or 37% of total deposits. Uninsured deposits were $54.15 billion or 37% of total deposits at December 31, 2023.

Deposit Trends

Table 3
Deposit Trends

(dollars in millions)	Deposit Balance
	March 31, 2024	December 31, 2023
SVB Commercial segment	$34,014	$34,730
General Bank, Commercial Bank and Rail segments and Corporate	115,595	111,124
Total deposits	$149,609	$145,854

SVB Commercial segment deposits declined from $34.73 billion at December 31, 2023 to $34.01 billion at March 31, 2024. The table above also indicates that aggregate deposits for the General Bank, Commercial Bank and Rail segments and Corporate increased during the current quarter, primarily from deposit growth in the Direct Bank, which is included in Corporate, and in the branch network in the General Bank segment.

Liquidity Position
We strive to maintain a strong liquidity position, and our risk appetite for liquidity is low. At March 31, 2024, liquidity metrics remained solid as we had $59.33 billion in liquid assets consisting of $30.03 billion in cash and interest-earning deposits at banks (primarily held at the FRB) and $29.30 billion in high-quality liquid securities. We have unused borrowing capacity with the FHLB and FRB of $14.43 billion and $5.51 billion, respectively.

FCB and the FDIC, as lender and as collateral agent, also entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion, subject to limits subsequently described in this MD&A as referenced below, solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. The immediate available capacity of the Advance Facility Agreement was $12.85 billion at March 31, 2024. Refer to the “Liquidity Risk” section of this MD&A for further discussion.

Investment Securities Duration
At March 31, 2024, our investment securities portfolio primarily consisted of debt securities available for sale and held to maturity as summarized below. The duration of our investment securities was approximately 2.8 years at March 31, 2024. The investment securities available for sale portfolio had an average duration of 2.2 years and the held to maturity portfolio had an average duration of 4.6 years. Refer to the “Interest-earning Assets—Investment securities” section of this MD&A and Note 3—Investment Securities for further information.

Table 4
Investment Securities

dollars in millions	March 31, 2024
	Composition(1)	Amortized Cost	Fair Value	Fair Value to Cost
Total investment securities available for sale	74.5%	$25,791	$24,915	96.6%
Total investment securities held to maturity	25.3	10,050	8,479	84.4
Investment in marketable equity securities	0.2	75	79	105.3
Total investment securities	100%	$35,916	$33,473
(1) Calculated as a percentage of the total fair value of investment securities.

Capital Position
Our capital position remains strong, and all regulatory capital ratios for BancShares and FCB significantly exceed the prompt corrective action well capitalized thresholds and Basel III requirements as further discussed in the “Capital” section of this MD&A.

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
•The change in NII due to changes in both volume and yield or rate (i.e., portfolio mix) is calculated as the change in rate multiplied by the change in volume. This component is allocated between the changes due to volume and yield or rate based on the ratio each component bears to the absolute dollar amounts of their total.
•Tax equivalent NII was not materially different from NII, therefore we present NII in our analysis.

Table 5
Average Balances and Rates

dollars in millions	Three Months Ended
	March 31, 2024			December 31, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$132,313	$2,354	7.15%	$131,594	$2,391	7.21%	$—	$(37)	$(37)
Investment securities	32,647	279	3.42	28,722	239	3.30	33	7	40
Securities purchased under agreements to resell	244	3	5.40	225	2	5.36	1	—	1
Interest-earning deposits at banks	33,383	448	5.39	35,712	485	5.39	(37)	—	(37)
Total interest-earning assets (2)	$198,587	$3,084	6.23%	$196,253	$3,117	6.30%	$(3)	$(30)	$(33)

Operating lease equipment, net	$8,806			$8,715
Cash and due from banks	785			846
Allowance for loan and lease losses	(1,796)			(1,717)
All other noninterest-earning assets	9,699			10,515
Total assets	$216,081			$214,612

Interest-bearing deposits
Checking with interest	$23,963	$130	2.18%	$23,820	$128	2.14%	$1	$1	$2
Money market	30,929	232	3.02	30,173	211	2.77	4	17	21
Savings	36,493	391	4.31	34,166	362	4.20	21	8	29
Time deposits	16,679	175	4.21	16,558	164	3.94	2	9	11
Total interest-bearing deposits	108,064	928	3.45	104,717	865	3.28	28	35	63
Borrowings:
Securities sold under customer repurchase agreements	431	1	0.47	455	1	0.44	—	—	—
Short-term FHLB borrowings	—	—	—	—	—	—	—	—	—
Short-term borrowings	431	1	0.47	455	1	0.44	—	—	—
Senior unsecured borrowings	376	2	2.50	377	3	2.46	(1)	—	(1)
Subordinated debt	911	8	3.29	1,038	10	3.82	(1)	(1)	(2)
Other borrowings	35,859	328	3.66	35,845	327	3.65	—	1	1
Long-term borrowings	37,146	338	3.64	37,260	340	3.65	(2)	—	(2)
Total borrowings	37,577	339	3.60	37,715	341	3.61	(2)	—	(2)
Total interest-bearing liabilities	$145,641	$1,267	3.49%	$142,432	$1,206	3.37%	$26	$35	$61

Noninterest-bearing deposits	$39,651			$41,599
Credit balances of factoring clients	1,105			1,275
Other noninterest-bearing liabilities	8,186			8,566
Stockholders' equity	21,498			20,740
Total liabilities and stockholders’ equity	$216,081			$214,612

Interest rate spread (2)			2.74%			2.93%
Net interest income and net yield on interest-earning assets (2)		$1,817	3.67%		$1,911	3.86%
(1)     Loans and leases include Non-PCD and Purchase Credit Deteriorated (“PCD”) loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

NII and NIM - Current quarter compared to linked quarter
•NII for the current quarter was $1.82 billion, a decrease of $94 million or 5% from $1.91 billion for the linked quarter. This decrease was due to a $61 million increase in interest expense and a $33 million decrease in interest income.
◦Interest income earned on loans and leases for the current quarter was $2.35 billion, a decrease of $37 million or 2% from $2.39 billion for the linked quarter. The decrease was primarily due to a decline of $35 million in loan discount accretion, which was $163 million in the current quarter and $198 million in the linked quarter.
◦Interest income earned on investment securities for the current quarter was $279 million, an increase of $40 million or 17% from $239 million for the linked quarter. The increase reflected a higher average balance due to purchases of short duration agency mortgage-backed and U.S. Treasury investment securities available for sale, and to a lesser extent, a higher yield.
◦Interest income earned on interest-earning deposits at banks for the current quarter was $448 million, a decrease of $37 million or 8% from $485 million for the linked quarter. The decrease reflected a lower average balance, mostly due to purchases of investment securities noted above.
◦Interest expense on interest-bearing deposits for the current quarter was $928 million, an increase of $63 million or 7% from $865 million for the linked quarter. The increase was due to higher average balances of deposits in our Direct Bank and higher deposit rates as we remain competitive and optimize our funding strategy through deposit growth.
◦Interest expense on borrowings for the current quarter was $339 million, down $2 million or 1% from $341 million for the linked quarter. The decrease was mainly due to repayments of subordinated debt.
•NIM for the current quarter was 3.67%, a decrease of 19 bps from 3.86% for the linked quarter due to the reasons noted above for NII.
•Average interest-earning assets for the current quarter were $198.59 billion, an increase of $2.33 billion or 1% from $196.25 billion for the linked quarter. The increase mainly reflected higher average balances for investment securities. The yield on average interest-earning assets was 6.23%, a decrease of 7 bps from the linked quarter, primarily due to lower loan accretion.
•Average interest-bearing liabilities for the current quarter were $145.64 billion, an increase of $3.21 billion or 2% from $142.43 billion in the linked quarter. The increase mostly reflected higher average deposit balances. The rate paid on average interest-bearing liabilities increased by 12 bps, primarily due to a higher rate paid on average interest-bearing deposits.

Table 6
Average Balances and Rates

dollars in millions	Three Months Ended
	March 31, 2024			March 31, 2023			Change in NII Due to:
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Volume(1)	Yield /Rate(1)	Total Change
Loans and leases (1)(2)	$132,313	$2,354	7.15%	$73,592	$1,017	5.59%	$993	$344	$1,337
Investment securities	32,647	279	3.42	19,416	107	2.21	96	76	172
Securities purchased under agreements to resell	244	3	5.40	—	—	—	—	3	3
Interest-earning deposits at banks	33,383	448	5.39	7,585	87	4.61	344	17	361
Total interest-earning assets (2)	$198,587	$3,084	6.23%	$100,593	$1,211	4.86%	$1,433	$440	$1,873

Operating lease equipment, net	$8,806			$8,236
Cash and due from banks	785			595
Allowance for loan and lease losses	(1,796)			(936)
All other noninterest-earning assets	9,699			7,676
Total assets	$216,081			$116,164

Interest-bearing deposits
Checking with interest	$23,963	$130	2.18%	$16,494	$22	0.55%	$15	$93	$108
Money market	30,929	232	3.02	21,216	80	1.53	48	104	152
Savings	36,493	391	4.31	17,730	110	2.51	167	114	281
Time deposits	16,679	175	4.21	11,917	76	2.59	39	60	99
Total interest-bearing deposits	108,064	928	3.45	67,357	288	1.73	269	371	640
Borrowings:
Securities sold under customer repurchase agreements	431	1	0.47	455	—	0.30	1	—	1
Short-term FHLB borrowings	—	—	—	328	4	4.67	(4)	—	(4)
Short-term borrowings	431	1	0.47	783	4	2.13	(3)	—	(3)
Federal Home Loan Bank borrowings	—	—	2.00	3,284	40	4.96	(40)	—	(40)
Senior unsecured borrowings	376	2	2.50	883	5	2.06	(4)	1	(3)
Subordinated debt	911	8	3.29	1,048	9	3.54	—	(1)	(1)
Other borrowings	35,859	328	3.66	1,978	15	2.93	308	5	313
Long-term borrowings	37,146	338	3.64	7,193	69	3.84	264	5	269
Total borrowings	37,577	339	3.60	7,976	73	3.67	261	5	266
Total interest-bearing liabilities	$145,641	$1,267	3.49%	$75,333	$361	1.94%	$530	$376	$906

Noninterest-bearing deposits	$39,651			$26,482
Credit balances of factoring clients	1,105			1,007
Other noninterest-bearing liabilities	8,186			1,973
Stockholders' equity	21,498			11,369
Total liabilities and stockholders’ equity	$216,081			$116,164

Interest rate spread (2)			2.74%			2.92%
Net interest income and net yield on interest-earning assets (2)		$1,817	3.67%		$850	3.41%
(1)     Loans and leases include Non-PCD and PCD loans, nonaccrual loans, and loans held for sale. Interest income on loans and leases includes accretion income and loan fees.
(2)    The balance and rate presented is calculated net of average credit balances and deposits of factoring clients.

The following table includes the average interest-earning assets by category:

Table 7
Average Interest-earning Asset Mix

	% of Average Interest-earning Assets
	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Loans and leases	67%	67%	73%
Investment securities	16	15	19
Interest-earning deposits at banks	17	18	8
Total interest-earning assets	100%	100%	100%

The following table shows our average interest-bearing liability mix:

Table 8
Average Interest-bearing Liability Mix

	% of Average Interest-bearing Liabilities
	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Total interest-bearing deposits	74%	74%	89%
Securities sold under customer repurchase agreements	—	—	1
Long-term borrowings	26	26	10
Total interest-bearing liabilities	100%	100%	100%

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the current quarter was $64 million, a decrease of $185 million or 75% from $249 million for the linked quarter.

The provision for loan and lease losses decreased $158 million, primarily related to changes in the macroeconomic forecasts, a decline in specific reserves on individually evaluated loans, and lower net charge-offs. The ALLL and net charge-offs are further discussed in the “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” and “Credit Metrics” in this MD&A and in Note 5—Allowance for Loan and Lease Losses.

The benefit from off-balance sheet credit exposure was $29 million in the current quarter compared to $2 million in the linked quarter. The change was primarily due to a continued decline in unfunded commitments.

Table 9
Provision for Credit Losses

dollars in millions	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Day 2 provision for loan and lease losses	$—	$—	$462
Provision for loan and lease losses	93	251	71
Total provision for loan and lease losses	93	251	533
Day 2 provision for off-balance sheet credit exposure	—	—	254
Benefit from off-balance sheet credit exposure	(29)	(2)	(8)
Total (benefit) provision for off-balance sheet credit exposure	(29)	(2)	246
Provision for investment securities available for sale credit losses	—	—	4
Provision for credit losses	$64	$249	$783

NONINTEREST INCOME

Noninterest income is an essential part of our total revenue. The primary sources of noninterest income consist of rental income on operating lease equipment, fee income and other service charges, client investment fees, wealth management services, international fees, service charges generated from deposit accounts, factoring commissions, cardholder and merchant services, and insurance commissions.

Table 10
Noninterest Income

dollars in millions	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Rental income on operating lease equipment	$255	$252	$233
Other noninterest income:
Fee income and other service charges	75	80	47
Client investment fees	50	51	2
Wealth management services	51	48	40
International fees	28	30	4
Service charges on deposit accounts	44	44	24
Factoring commissions	17	22	19
Cardholder services, net	40	36	21
Merchant services, net	12	12	10
Insurance commissions	15	14	13
Realized loss on sale of investment securities available for sale, net	—	—	(14)
Fair value adjustment on marketable equity securities, net	(4)	9	(9)
Gain on sale of leasing equipment, net	10	2	4
Gain on acquisition	—	(83)	9,824
Loss on extinguishment of debt	(2)	—	—
Other noninterest income	36	26	41
Total other noninterest income	372	291	10,026
Total noninterest income	$627	$543	$10,259

Rental Income on Operating Lease Equipment
Rental income on operating lease equipment was $255 million for the current quarter, an increase of $3 million or 1% from $252 million for the linked quarter. The increase reflects a higher operating lease equipment balance, along with improved utilization and re-pricing in the rail portfolio. Rental income is generated primarily in the Rail segment and, to a lesser extent, in the Commercial Bank segment. Revenue is generally dictated by the size of the portfolio, utilization of the railcars, re-pricing of equipment renewed upon lease maturities, and pricing on new leases. Re-pricing refers to the rental rate in the renewed equipment contract compared to the prior contract. Refer to the Rail segment discussion in the “Results by Business Segment” section of this MD&A for further details.

Other Noninterest Income
Other noninterest income for the current quarter was $372 million, an increase of $81 million from $291 million for the linked quarter. The increase was primarily due to the previously discussed adjustment to the gain on acquisition in the linked quarter. The remaining changes compared to the linked quarter reflect increases and decreases among the various noninterest income categories, with the main items described as follows:
•Fee income and other service charges, consisting of items such as capital market-related fees, fees for lines and letters of credit, and servicing fees, decreased by $5 million, mainly due to lower capital markets fees.
•The $5 million decrease in factoring commissions was mostly due to lower volume in the current quarter following the seasonal holiday retail activity in the linked quarter.
•Fair value adjustments on marketable equity securities reflect changes in market prices of underlying portfolio investments.
•Other noninterest income consisted of items such as derivative gains and losses, income from non-marketable securities, and BOLI income. The $10 million increase in other noninterest income was primarily due to higher derivative income.

NONINTEREST EXPENSE

Noninterest expense includes depreciation on operating lease equipment, maintenance and other operating lease expenses, and operating expenses.

Table 11
Noninterest Expense

dollars in millions	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Depreciation on operating lease equipment	$96	$96	$89
Maintenance and other operating lease expenses	45	59	56
Operating expenses:
Salaries and benefits	744	714	420
Net occupancy expense	62	65	50
Equipment expense	114	114	58
Professional fees	25	28	11
Third-party processing fees	60	66	30
FDIC insurance expense	41	82	18
Marketing expense	14	24	15
Acquisition-related expenses	58	116	28
Intangible asset amortization	17	17	5
Other noninterest expense	100	111	75
Total operating expenses	1,235	1,337	710
Total noninterest expense	$1,376	$1,492	$855

Depreciation on Operating Lease Equipment
Depreciation expense on operating lease equipment is primarily related to rail equipment and small and large ticket equipment we own and lease to others. Operating lease activity is in the Rail and Commercial Bank segments. The useful lives of rail equipment is generally longer in duration, 40-50 years, whereas small and large ticket equipment is generally 3-10 years. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Maintenance and Other Operating Lease Expenses
The Rail segment provides railcars, primarily pursuant to full-service lease contracts under which we, as lessor, are responsible for railcar maintenance and repair. Maintenance and other operating lease expenses for the current quarter were $45 million, a decrease of $14 million, or 25%, from $59 million for the linked quarter. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the railcar portfolio and tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Refer to the Rail segment discussion in the section entitled “Results by Business Segment” of this MD&A for further details.

Operating Expenses
The primary components of operating expenses are salaries and benefits, net occupancy expense, and equipment expenses. Operating expenses for the current quarter were $1.24 billion, a decrease of $102 million or 8% compared to $1.34 billion in the linked quarter. The main components of the decrease in operating expenses for the current quarter compared to the linked quarter are summarized below.
•The $30 million increase in salaries and benefits reflected seasonal adjustments associated with the employee 401(k) plan, payroll taxes, and annual merit adjustments.
•The $41 million decrease in total FDIC insurance expense was mainly the result of the FDIC insurance special assessment, which decreased from $64 million in the linked quarter to $9 million in the current quarter. The decrease was partially offset by increases related to higher assessment rates charged to financial institutions and growth in our deposits.
•The $10 million decrease in marketing costs reflected lower spending on digital marketing associated with the Direct Bank.
•Acquisition-related expenses decreased $58 million as shown in the table below.

Table 12
Acquisition-related expenses

dollars in millions	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Salaries and benefits	$29	$31	$13
Professional fees	26	35	13
Asset impairment	—	46	—
Other acquisition-related expense	3	4	2
Total acquisition-related expense	$58	$116	$28
Salaries and benefits primarily includes severance and retention costs for employees associated with business combinations. These amounts are recognized over the requisite service period, if any.

Professional fees mainly include consulting, legal and accounting costs associated with business combinations and the related integration, optimization, and business process reengineering. These amounts are expensed as incurred.

Asset impairment includes the following: (i) impairment of right of use assets for operating leases assumed in business combinations for the leased office space we subsequently vacated; and (ii) impairment of information technology systems and software acquired in business combinations that we subsequently determined would not be utilized.

INCOME TAXES

Table 13
Income Tax Data

dollars in millions	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Income before income taxes	$1,004	$713	$9,471
Income tax expense	$273	$199	$(47)
Effective tax rate	27.2%	27.9%	(0.5)%

The effective tax rate (“ETR”) was 27.2% for the current quarter compared to 27.9% in the linked quarter. The decrease in the ETR for the current quarter compared to the linked quarter was primarily due to the impact of the return to provision adjustments recorded.

The ETR is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The ETR in future periods may vary from the current quarter ETR due to changes in these factors.

BancShares monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors. Refer to Note 18—Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

We made changes to our segment reporting during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Segment disclosures for 2023 periods included in this Form 10-Q were recast to reflect the segment reporting changes.

BancShares’ segments at March 31, 2024 include General Bank, Commercial Bank, SVB Commercial, and Rail. All other financial information not allocated to the segments is included in the “Corporate” section of the segment disclosures. Refer to Note 20—Business Segment Information for the segment descriptions, which reflect the segment reporting changes made during the first quarter of 2024.

General Bank

Table 14
General Bank: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income	$691	$692	$549
Provision for credit losses	28	37	10
Net interest income after provision for credit losses	663	655	539
Noninterest income	145	137	118
Noninterest expense	520	490	398
Segment income before income taxes	288	302	259
Income tax expense	78	97	60
Segment net income	$210	$205	$199
Select Period End Balances
Loans and leases	$63,732	$62,832	$58,101
Deposits	71,150	68,729	71,117

General Bank segment net income for the current quarter increased from the linked quarter, as lower taxes, along with lower provision for credit losses and higher noninterest income, were mostly offset by higher noninterest expenses. Segment NII was relatively flat compared to the linked quarter as higher interest expense for deposits offset higher interest income from loan growth. The decline in the provision for credit losses was primarily due to a release in the ALLL in the current quarter, as further discussed in the sections entitled “Provision for Credit Losses” and “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” in this MD&A. The improvement in noninterest income was in asset management and servicing fees. The increase in noninterest expense was primarily due to increases in salaries and benefits and FDIC insurance expense. Noninterest income and expense are discussed in their respective sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

The increase in loans and leases during the current quarter reflected continued demand in our branch network. Growth was primarily concentrated in commercial and business loans, as well as from the small business lending and wealth channels. Our consumer mortgage loans were relatively unchanged, as we increased the amount originated and sold.

Deposits primarily include deposits from the branch network, as well as wealth and community association banking channels. The increase in deposits during the current quarter was primarily in the branch network, largely in time deposit and money market products. Refer to consolidated discussions in the sections entitled “Net Interest Income and Net Interest Margin” and “Interest-Bearing Liabilities—Deposits” of this MD&A for additional information.

Commercial Bank

Table 15
Commercial Bank: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income	$270	$271	$238
Provision for credit losses	14	164	53
Net interest income after provision for credit losses	256	107	185
Noninterest income	136	139	143
Noninterest expense	228	208	210
Segment income before income taxes	164	38	118
Income tax expense	42	14	30
Segment net income	$122	$24	$88
Select Period End Balances
Loans and leases	$31,730	$30,936	$28,405
Operating lease equipment, net	763	780	719
Deposits	3,023	3,228	3,042

Commercial Bank segment net income for the current quarter increased from the linked quarter, primarily due to a lower provision for credit losses, partially offset by higher noninterest expenses and lower noninterest income. Segment NII was relatively flat compared to the linked quarter as higher interest expense for deposits offset higher interest income from loan growth. The decline in the provision for credit losses was primarily due to a release in the ALLL in the current quarter as further discussed in the sections entitled “Provision for Credit Losses” and “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” in this MD&A. Noninterest income decreased, mostly due to lower capital market fees and factoring commissions. Noninterest expenses increased, mainly due to increases in salaries and benefits and FDIC insurance expense. Noninterest income and noninterest expense are discussed in the sections entitled “Noninterest Income” and “Noninterest Expense” of this MD&A.

The increase in loans and leases during the current quarter reflected growth in a number of industry verticals, including healthcare, technology, media and telecommunications and energy.

SVB Commercial

Table 16
SVB Commercial: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income	$546	$519	$37
Provision for credit losses	22	48	—
Net interest income after provision for credit losses	524	471	37
Noninterest income	137	135	9
Noninterest expense	384	384	23
Segment income before income taxes	277	222	23
Income tax expense	75	48	5
Segment net income	$202	$174	$18
Select Period End Balances
Loans and leases	$39,846	$39,511	$51,702
Deposits	34,014	34,730	45,328

SVB Commercial segment net income for the current quarter increased from the linked quarter reflecting higher NII and lower provision for credit losses. NII increased, due to increases in loan balances and decreases in deposit balances, partially offset by higher deposit costs as customers shifted deposits to higher cost products. The provision for credit losses decreased mainly due to lower net charge-offs and an increase in the benefit from off-balance sheet credit exposure as further discussed in the sections entitled “Provision for Credit Losses” and “Risk Management—Credit Risk—Allowance for Loan and Lease Losses” in this MD&A.
Loans totaled $39.85 billion at March 31, 2024, up from $39.51 billion at December 31, 2023. The increase was due to increases in global fund banking loans, partially offset by declines in technology and life science/healthcare loans as paydowns exceeded new originations.

Deposits totaled $34.01 billion at March 31, 2024, a decline from $34.73 billion at December 31, 2023, as cash usage by clients offset new funding activity. For additional information on deposit trends, refer to the “Funding, Liquidity and Capital Overview” discussion in the “Executive Overview” section of this MD&A.

Rail

Table 17
Rail: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2024	December 31, 2023	March 31, 2023
Rental income on operating leases	$198	$195	$176
Less: depreciation on operating lease equipment	50	49	46
Less: maintenance and other operating lease expenses	45	59	56
Adjusted rental income on operating lease equipment (1)	103	87	74
Interest expense, net	43	42	28
Noninterest income	4	2	1
Noninterest expense	20	16	18
Segment income before income taxes	44	31	29
Income tax expense	11	9	7
Segment net income	$33	$22	$22
Select Period End Balances
Loans and leases	$62	$23	$80
Operating lease equipment, net	8,048	7,966	7,612
Deposits	14	13	14
(1)    Adjusted rental income on operating lease equipment is a non-GAAP measure. See the “Non-GAAP Financial Measures” section of this MD&A for a reconciliation from the GAAP measure (rental income on operating leases) to the non-GAAP measure (adjusted rental income on operating lease equipment).

Rail segment net income, rental income on operating leases, and adjusted rental income on operating lease equipment are utilized to measure the profitability of our Rail segment. Adjusted rental income on operating lease equipment is calculated as rental income on operating lease equipment reduced by depreciation, maintenance and other operating lease expenses. Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the portfolio and tend to be variable. Due to the nature of our portfolio, which is essentially all operating lease equipment, certain financial measures commonly used by banks, such as NII, are not as meaningful for this segment. NII is not used because it includes the impact of debt costs funding our operating lease assets but excludes the associated net rental income.

Rail segment net income, rental income on operating leases, and adjusted rental income on operating leases for the current quarter were $33 million, $198 million, and $103 million, respectively. Rail segment net income for the current quarter increased from the linked quarter, mostly reflecting lower maintenance and other operating lease expenses, along with higher rental income on operating lease equipment. Rental income on operating leases increased, largely as a result of higher utilization, strong re-pricing and a higher number of rail cars owned and leased. Railcar depreciation is recognized on a straight-line basis over the estimated useful life of the asset. Maintenance and other operating lease expenses were lower due to lower repairs and freight charges. Maintenance and other operating lease expenses tend to be variable due to timing and number of railcars coming on or off lease and the asset condition. Noninterest income primarily reflects net gains on equipment sales.

Our fleet is diverse and the average re-pricing of equipment upon lease maturities was 125.0% of the average prior or expiring lease rate during the first quarter of 2024. Our railcar utilization, including commitments to lease, improved from 98.7% at December 31, 2023 to 99.2% at March 31, 2024.

Portfolio
Rail segment customers include all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately $500 million and greater) and other railroads, as well as manufacturers and commodity shippers. Our total operating lease fleet at March 31, 2024 consisted of approximately 122,900 railcars and locomotives.

The following tables reflect the proportion of railcars by type based on units and net investment, and rail operating lease equipment by obligor industry:

Table 18
Operating lease Railcar Portfolio by Type (units and net investment)

	March 31, 2024		December 31, 2023
Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered hoppers	45%	42%	45%	42%
Tank cars	27	38	27	38
Mill/ coil gondolas	8	7	8	7
Coal	7	1	7	1
Boxcars	6	6	6	6
Other	7	6	7	6
Total	100%	100%	100%	100%

Table 19
Rail Operating Lease Equipment by Obligor Industry

dollars in millions	March 31, 2024		December 31, 2023
Manufacturing	$3,297	41%	$3,281	41%
Rail	1,847	23	1,889	24
Wholesale	1,250	15	1,217	15
Oil and gas extraction / services	642	8	573	7
Energy and utilities	225	3	230	3
Other	787	10	776	10
Total	$8,048	100%	$7,966	100%

Corporate
Table 20
Corporate: Financial Data

dollars in millions	Three Months Ended
Earnings Summary	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income	$353	$471	$54
Provision for credit losses	—	—	720
Net interest income (expense) after provision for credit losses	353	471	(666)
Noninterest income	7	(65)	9,812
Noninterest expense	129	286	104
Segment income before income taxes	231	120	9,042
Income tax expense (benefit)	67	31	(149)
Segment net income	$164	$89	$9,191
Select Period End Balances
Deposits	$41,408	$39,154	$20,549

Current quarter net income for Corporate increased from the linked quarter, as the linked quarter included the previously discussed $83 million adjustment to the gain on acquisition and FDIC insurance special assessment of $64 million.

Current quarter NII decreased from the linked quarter, mainly from lower loan discount accretion income related to the SVBB Acquisition and higher interest expense on Direct Bank interest-bearing deposits. The $40 million increase in interest income on investment securities was mostly offset by the $37 million decrease in interest income on interest-earning deposits at banks. Refer to the “Net Interest Income and Net Interest Margin” section of this MD&A for further discussion.

Noninterest expenses were down from the linked quarter, mainly from decreases in acquisition-related expenses and the FDIC insurance special assessment. Acquisition-related expenses were $58 million in the current quarter compared to $116 million in the linked quarter. FDIC insurance special assessment expense accruals were $9 million in the current quarter and $64 million in the linked quarter. Refer to the “Noninterest Expense” section of this MD&A for further discussion.

The prior year quarter included the gain on acquisition of $9.82 billion and the day 2 provisions for credit losses of $716 million related to the SVBB Acquisition. The prior year quarter also included a $4 million provision for investment securities available for sale credit losses.

The income tax rates for the linked and prior year quarters were impacted by the gain on acquisition. Refer to the “Income Taxes” section of this MD&A for further discussion.

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

Interest-earning Deposits at Banks
Interest-earning deposits at banks are primarily comprised of interest-bearing deposits with the FRB. Interest-earning deposits at banks as of March 31, 2024 totaled $30.79 billion, a decrease of $2.82 billion from $33.61 billion at December 31, 2023. The decrease from December 31, 2023 is related to continued liquidity and funding management as we grew deposits and purchased investment securities.

Securities Purchased Under Agreement to Resell
Securities purchased under agreement to resell at March 31, 2024 totaled $394 million, a decrease of $79 million from $473 million at December 31, 2023.

Investment Securities
The primary objective of the investment portfolio is to generate incremental income by deploying excess funds into securities that have minimal liquidity risk and low to moderate interest rate risk and credit risk. Other objectives include acting as a stable source of liquidity, serving as a tool for asset and liability management and maintaining an interest rate risk profile compatible with our objectives. Additionally, purchases of equities and corporate bonds in other financial institutions have been made under a long-term earnings optimization strategy. Changes in the total balance of our investment securities portfolio result from trends in balance sheet funding and market performance. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio or into interest-earning deposits at banks. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-earning deposits at banks to decline and use proceeds from maturing securities and prepayments to fund loan growth. Refer to Note 3—Investment Securities and the “Funding, Liquidity and Capital Overview” in the “Executive Overview” section of this MD&A for additional disclosures regarding investment securities.

The carrying value of investment securities at March 31, 2024 totaled $35.04 billion, an increase of $5.05 billion or 17% from $30.00 billion at December 31, 2023. The increase from December 31, 2023 primarily reflected purchases that totaled $6.47 billion, which were U.S agency residential mortgage-backed and short-duration U.S. Treasury investment securities, partially offset by maturities and paydowns of $1.58 billion. The change also included non-cash items, such as amortization, accretion, and fair value changes for investment securities available for sale and marketable equity securities.

Our portfolio of investment securities available for sale consists of mortgage-backed securities issued by government agencies and government sponsored entities, U.S. Treasury securities, unsecured bonds issued by government agencies and government sponsored entities, corporate bonds, and municipal bonds. Investment securities available for sale are reported at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income, net of deferred taxes. As of March 31, 2024, investment securities available for sale had a net pretax unrealized loss of $876 million, compared to a net pretax unrealized loss of $752 million as of December 31, 2023, reflecting the impacts of market interest rates. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the investment securities portfolio generally decreases when interest rates increase or when credit spreads widen. Given the consistently strong credit rating of the U.S. Treasury, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, no allowance for credit loss was required as of March 31, 2024. For corporate bonds, we analyzed the changes in interest rates relative to when the investment securities were purchased or acquired, and considered other factors including changes in credit ratings, delinquencies, and other macroeconomic factors. We determined no allowance for credit loss was required as of March 31, 2024.

Our portfolio of investment securities held to maturity consists of similar mortgage-backed securities, U.S. Treasury securities and government agency securities described above, as well as securities issued by the Supranational Entities & Multilateral Development Banks and FDIC guaranteed certificates of deposit with other financial institutions. Given the consistently strong credit rating of the U.S. Treasury and the Supranational Entities & Multilateral Development Banks, and the long history of no credit losses on debt securities issued by government agencies and government sponsored entities, we determined that no allowance for credit loss was required for investment securities held to maturity at March 31, 2024.

The following table presents the investment securities portfolio at March 31, 2024 and December 31, 2023, segregated by major category:

Table 21
Investment Securities

dollars in millions	March 31, 2024			December 31, 2023
	Composition(1)	Amortized Cost	Fair Value	Composition(1)	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury	35.4%	$11,907	$11,836	36.8%	$10,554	$10,508
Government agency	0.3	110	107	0.4	120	117
Residential mortgage-backed securities	30.2	10,665	10,110	23.4	7,154	6,686
Commercial mortgage-backed securities	7.1	2,566	2,361	7.5	2,319	2,131
Corporate bonds	1.5	529	487	1.7	529	482
Municipal bonds	—	14	14	—	12	12
Total investment securities available for sale	74.5%	$25,791	$24,915	69.8%	$20,688	$19,936
Investment in marketable equity securities	0.2%	$75	$79	0.3%	$75	$84
Investment securities held to maturity:
U.S. Treasury	1.3%	$480	$438	1.5%	$479	$439
Government agency	4.1	1,508	1,358	4.9	1,506	1,363
Residential mortgage-backed securities	10.7	4,293	3,596	12.5	4,205	3,561
Commercial mortgage-backed securities	8.4	3,469	2,824	10.1	3,489	2,875
Supranational securities	0.8	298	261	0.9	298	263
Other	—	2	2	—	2	2
Total investment securities held to maturity	25.3%	$10,050	$8,479	29.9%	$9,979	$8,503
Total investment securities	100.0%	$35,916	$33,473	100.0%	$30,742	$28,523
(1) Calculated as a percentage of the total fair value of investment securities.

The following table presents the weighted average yields for investment securities available for sale and held to maturity at March 31, 2024, segregated by major category with ranges of contractual maturities. The weighted average yield on the portfolio was calculated using security-level annualized yields.

Table 22
Weighted Average Yield on Investment Securities

	March 31, 2024
	Within One Year	One to Five Years	Five to 10 Years	After 10 Years	Total
Investment securities available for sale:
U.S. Treasury	4.30%	4.41%	—%	—%	4.35%
Government agency	—	4.78	5.19	5.26	5.16
Residential mortgage-backed securities	5.61	4.13	4.82	3.47	3.64
Commercial mortgage-backed securities	4.96	4.62	5.79	3.32	3.99
Corporate bonds	5.86	6.80	5.33	6.13	5.65
Municipal bonds	—	—	—	5.57	5.57
Total investment securities available for sale	4.32%	4.47%	5.03%	3.45%	4.05%

Investment securities held to maturity:
U.S. Treasury	—%	1.37%	1.57%	—%	1.38%
Government agency	0.91	1.42	1.88	—	1.53
Residential mortgage-backed securities (1)	—	—	2.64	2.02	2.02
Commercial mortgage-backed securities (1)	—	2.45	1.91	2.66	2.65
Supranational securities	—	1.35	1.68	—	1.56
Other	2.72	—	—	—	2.72
Total investment securities held to maturity	1.03%	1.40%	1.80%	2.30%	2.12%
(1) Residential mortgage-backed and commercial mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity at March 31, 2024. The expected life will differ from contractual maturities because borrowers have the right to prepay the underlying loans.

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

Assets held for sale at March 31, 2024 were $86 million, an increase of $10 million or 14% from $76 million at December 31, 2023.

Table 23
Assets Held for Sale

dollars in millions	March 31, 2024	December 31, 2023
Loans and leases:
Commercial	$33	$26
Consumer	50	38
SVB	—	9
Loans and leases	83	73
Operating lease equipment	3	3
Total assets held for sale	$86	$76

Loans and Leases
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for 2023 periods included in this Form 10-Q were recast to reflect the changes in loan classes.

Loans and leases held for investment at March 31, 2024 were $135.37 billion, an increase of $2.07 billion or 2% from $133.30 billion at December 31, 2023. The increase from December 31, 2023 mostly reflects growth in commercial loans, while consumer loans and SVB loans were modestly higher. The General Bank segment growth was primarily related to commercial and business loans in the branch network. The Commercial Bank segment generated growth in many of our industry verticals. Within the SVB loan classes, growth in the global fund banking portfolio was partially offset by declines in the technology and life science/healthcare portfolio.

Refer to the “Results by Business Segments” section of this MD&A for further information.

The following table presents loans and leases by loan segment and loan class, and the respective proportion to total loans:

Table 24
Loans and Leases

dollars in millions	March 31, 2024		December 31, 2023
	Balance	% to Total Loans	Balance	% to Total Loans
Commercial:
Commercial construction	$4,062	3%	$3,918	3%
Owner occupied commercial mortgage	15,979	12	15,471	12
Non-owner occupied commercial mortgage	15,329	11	14,995	11
Commercial and industrial	30,164	22	29,794	22
Leases	2,067	2	2,054	2
Total commercial	$67,601	50%	$66,232	50%
Consumer:
Residential mortgage	$22,901	17%	$22,776	17%
Revolving mortgage	2,240	2	2,165	2
Consumer auto	1,476	1	1,442	1
Consumer other	1,306	1	1,176	1
Total consumer	$27,923	21%	$27,559	21%
SVB:
Global fund banking	$26,518	19%	$25,553	19%
Investor dependent - early stage	1,293	1	1,403	1
Investor dependent - growth stage	2,696	2	2,897	2
Innovation C&I and cash flow dependent	9,339	7	9,658	7
Total SVB	$39,846	29%	$39,511	29%
Total loans and leases	$135,370	100%	$133,302	100%
Allowance for loan and lease losses	(1,737)		(1,747)
Net loans and leases	$133,633		$131,555

The unamortized discount related to acquired loans was $1.90 billion at March 31, 2024, a decrease of $132 million from $2.04 billion at December 31, 2023. The decrease from December 31, 2023 reflects accretion of $163 million, including $35 million for unfunded commitments, for the quarter ended March 31, 2024.

OPERATING LEASE EQUIPMENT, NET

As detailed in the following table, our operating lease portfolio mostly relates to the Rail segment, with the remainder included in the Commercial Bank segment. Refer to the “Results by Business Segment” section of this MD&A for further details on the operating lease equipment portfolios in the Rail and Commercial Bank segments.

Table 25
Operating Lease Equipment

dollars in millions	March 31, 2024	December 31, 2023
Railcars and locomotives	$8,048	$7,966
Other equipment	763	780
Total (1)	$8,811	$8,746
(1)    Includes off-lease rail equipment of $150 million at March 31, 2024, and $253 million at December 31, 2023.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, securities sold under customer repurchase agreements, and borrowings. Interest-bearing liabilities at March 31, 2024 totaled $147.87 billion, an increase of $4.16 billion or 3% from $143.71 billion at December 31, 2023. The increase from December 31, 2023 was due to deposit growth.

Deposits

Total deposits at March 31, 2024 were $149.61 billion, an increase of $3.76 billion or 3% from $145.85 billion at December 31, 2023. The increase from December 31, 2023 is mainly attributable to savings deposit growth in our Direct Bank.

The following table summarizes the types of deposits at March 31, 2024 and December 31, 2023.

Table 26
Deposits

dollars in millions	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$39,276	$39,799
Checking with interest	24,244	23,754
Money market	31,393	30,611
Savings	37,688	35,258
Time	17,008	16,432
Interest-bearing deposits	110,333	106,055
Total deposits	$149,609	$145,854
Noninterest-bearing deposits to total deposits	26.3%	27.3%

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

Deposit Concentrations
BancShares operates a network of more than 600 branches and offices in 30 states as of March 31, 2024, predominantly located in the Southeast, Mid-Atlantic, Midwest and Western United States, providing a broad range of financial services to individuals, businesses and professionals. Based on branch location, deposits as of March 31, 2024 in North Carolina and South Carolina represented approximately 25.8% and 8.0%, respectively, of total deposits.

The Direct Bank had $39.81 billion or 27% of our total deposits as of March 31, 2024. The Direct Bank deposits mainly consist of savings deposit accounts.

SVB Commercial segment deposits as of March 31, 2024 were $34.01 billion or 23% of total deposits and are primarily concentrated in online banking. Deposits in the SVB Commercial segment included large dollar accounts with private equity and venture capital clients, primarily in the healthcare and technology industries. Deposit accounts in the SVB Commercial segment with balances in excess of $50 million totaled approximately $4.05 billion as of March 31, 2024.

Uninsured Deposits
Where information is not readily available to determine the amount of deposits not insured by the FDIC, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to our regulators. We estimate total uninsured deposits were $54.85 billion, which represented approximately 36.7% of total deposits at March 31, 2024, compared to $54.15 billion or 37.1% of total deposits at December 31, 2023.

Refer to the “Funding, Liquidity and Capital Overview” and “Results by Business Segment” sections of this MD&A for further discussion of deposit composition, uninsured deposits, and recent deposit trends.

The following table provides the expected maturity of time deposits with balances in excess of $250,000 as of March 31, 2024:

Table 27
Maturities of Time Deposits In Excess of $250,000

dollars in millions	March 31, 2024
Time deposits maturing in:
Three months or less	$442
Over three months through six months	505
Over six months through 12 months	579
More than 12 months	70
Total	$1,596

Borrowings
Total borrowings at March 31, 2024 were $37.54 billion, a decrease of $114 million from $37.65 billion at December 31, 2023. The decrease from December 31, 2023 primarily related to declines in short-term borrowings and redemptions of Capital Trust debentures as shown in the following table.

The following table presents borrowings, net of the respective unamortized purchase accounting adjustments and issuance costs:

Table 28
Borrowings

dollars in millions	March 31, 2024	December 31, 2023
Securities sold under customer repurchase agreements	$395	$485
Federal Deposit Insurance Corporation
3.500% fixed rate note due March 2028 (1)	35,858	35,846
Senior Unsecured Borrowings
2.969% fixed-to-floating rate notes due September 2025	317	318
6.000% fixed rate notes due April 2036	59	59
Subordinated debt
6.125% fixed rate notes due March 2028	453	460
4.125% fixed-to-fixed rate notes due November 2029	101	101
3.375% fixed-to-floating rate notes due March 2030	349	349
SCB Capital Trust I - floating rate debentures due April 2034	—	10
FCB/SC Capital Trust II - floating rate debentures due June 2034	—	18
Other borrowings	8	8
Total borrowings	$37,540	$37,654
(1)    Purchase Money Note was issued in connection with the SVBB Acquisition.

Refer to the “Liquidity Risk” section of this MD&A and Note 11—Borrowings for further information regarding liquidity and borrowings.

Refer to the “Regulatory Considerations” section in Item 1. Business of our 2023 Form 10-K for additional information on an NPR issued by the federal banking agencies discussing, among other items, the proposed requirement to maintain a certain level of long-term debt that would be available to absorb losses in the event of failure. We are in the process of evaluating the proposal and assessing its potential impact, but we expect that we would need to raise additional long-term debt to satisfy these requirements if the NPR is finalized.

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

BancShares monitors and stress tests its capital and liquidity consistent with the safety and soundness expectations of the federal regulators. Refer to the “Regulatory Considerations” section of Item 1. Business included in our 2023 Form 10-K for further discussion.

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

Commercial Lending and Leasing
BancShares employs a credit ratings system where each commercial loan is assigned a probability of default (“PD”), loss given default (“LGD”), and/or overall credit rating using scorecards developed to rate each type of transaction incorporating assessments of both quantitative and qualitative factors. When commercial loans and leases are graded during underwriting, or when updated periodically thereafter, a model is run to generate a preliminary risk rating. These models incorporate both internal and external historical default and loss data, as well as other borrower and loan characteristics, to assign a risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts and circumstances, that in management’s judgment, warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

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

Our ALLL estimate as of March 31, 2024 included extensive reviews of the changes in credit risk associated with the uncertainties around macroeconomic forecasts. These loss estimates consider industry risk and the actual net losses incurred during prior periods of economic stress as well as recent credit trends.

Our ALLL methodology was discussed further in our 2023 Form 10-K, in the section entitled “Critical Accounting Estimates” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

Allowance for Loan and Lease Losses
We updated our loan classes during the first quarter of 2024 as further discussed in Note 1—Significant Accounting Policies and Basis of Presentation. Loan and lease and ALLL disclosures for 2023 periods included in this Form 10-Q were recast to reflect the changes in loan classes.

The ALLL at March 31, 2024 was $1.74 billion, representing a decrease of $10 million from $1.75 billion at December 31, 2023. The ALLL as a percentage of total loans and leases at March 31, 2024 was 1.28%, compared to 1.31% at December 31, 2023.

The $10 million decrease in the ALLL compared to December 31, 2023 was primarily the result of changes in the macroeconomic forecasts and a decline in specific reserves on individually evaluated loans. As presented in Table 31, the decrease in the ALLL from December 31, 2023 included an increase of $7 million related to the SVB portfolio and decreases of $6 million and $11 million related to the Commercial and Consumer portfolios, respectively.

While management utilizes its best judgment and information available, the ultimate adequacy of our ALLL is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic scenario forecasts that determine the economic variables utilized in the ALLL models. Due to the inherent uncertainty in the macroeconomic forecasts, BancShares utilizes baseline, upside, and downside macroeconomic scenarios and weights the scenarios based on review of variable forecasts for each scenario and comparison to expectations. At March 31, 2024, ALLL estimates in these scenarios ranged from approximately $1.42 billion, when weighing the upside scenario 100%, to approximately $2.19 billion when weighting the downside scenario 100%. BancShares management determined that an ALLL of $1.74 billion was appropriate as of March 31, 2024.

Table 29
ALLL for Loans and Leases

dollars in millions	Three Months Ended March 31, 2024
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,126	$166	$455	$1,747
Provision (benefit) for loan and lease losses	59	(6)	40	93
Charge-offs	(75)	(7)	(46)	(128)
Recoveries	10	2	13	25
Balance at end of period	$1,120	$155	$462	$1,737
Net charge-off ratio				0.31%
Net charge-offs	$65	$5	$33	$103
Average loans				133,703
Percent of loans in each category to total loans	50%	21%	29%	100%

	Three Months Ended December 31, 2023
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$1,064	$158	$451	$1,673
Provision for loans and lease losses	169	12	70	251
Charge-offs	(121)	(7)	(73)	(201)
Recoveries	14	3	7	24
Balance at end of period	$1,126	$166	$455	$1,747
Net charge-off ratio				0.53%
Net charge-offs	$107	$4	$66	$177
Average loans				133,241
Percent of loans in each category to total loans	50%	20%	30%	100%

	Three Months Ended March 31, 2023
	Commercial	Consumer	SVB	Total
Balance at beginning of period	$789	$133	$—	$922
Initial PCD ALLL	10	3	187	200
Day 2 provision for loan and lease losses	50	32	380	462
Provision for loan and lease losses	57	14	—	71
Total provision for loans and lease losses	107	46	380	533
Charge-offs	(54)	(8)	—	(62)
Recoveries	8	4	—	12
Balance at end of period	$860	$178	$567	$1,605
Net charge-off ratio				0.27%
Net charge-offs	$46	$4	$—	$50
Average loans				74,862
Percent of loans in each category to total loans	44%	19%	37%	100%

Net charge-offs during the current quarter were $103 million, a decrease of $74 million from $177 million during the linked quarter. The net charge-off ratio was 0.31% and 0.53% for the current and linked quarters, respectively. The decrease in net charge-offs compared to the linked quarter primarily reflects lower charge-offs related to Commercial and SVB portfolios. The declines in Commercial portfolio net charge-offs in the current quarter were mostly in energy and equipment finance loans. Within the SVB portfolio, the declines in net charge-offs were primarily in early-stage investor dependent loans.

The following table provides trends in the ALLL ratios:

Table 30
ALLL Ratios

dollars in millions	March 31, 2024	December 31, 2023
ALLL	$1,737	$1,747
Total loans and leases	$135,370	$133,302
ALLL to total loans and leases	1.28%	1.31%
Commercial loans and leases:
ALLL - commercial	$1,120	$1,126
Commercial loans and leases	$67,601	$66,232
Commercial ALLL to commercial loans and leases	1.66%	1.70%
Consumer loans:
ALLL - consumer	$155	$166
Consumer loans	$27,923	$27,559
Consumer ALLL to consumer loans	0.56%	0.60%
SVB loans:
ALLL - SVB	$462	$455
SVB loans	$39,846	$39,511
SVB ALLL to SVB loans	1.16%	1.15%

A reserve for off-balance sheet credit exposures is established for unfunded commitments and is included in other liabilities, presented in Note 13—Other Liabilities. These unfunded commitments are assessed to determine both the probability of funding as well as the expectation of future losses. BancShares estimates the expected funding amounts and applies its PD and LGD models to those expected funding amounts to estimate the reserve.

The reserve for off-balance sheet credit exposures was $287 million at March 31, 2024, a decrease of $29 million compared to $316 million at December 31, 2023. The decrease from December 31, 2023 primarily reflects declines in the SVB unfunded commitments, mainly in the Innovation C&I portfolios. Refer to Note 21—Commitments and Contingencies for information relating to off-balance sheet commitments.

The following table presents the ALLL by loan class:

Table 31
ALLL by Loan Class

dollars in millions:	March 31, 2024		December 31, 2023
	ALLL	ALLL as a Percentage of Loans	ALLL	ALLL as a Percentage of Loans
Commercial
Commercial construction	$40	0.99%	$44	1.12%
Owner occupied commercial mortgage	47	0.29	47	0.31
Non-owner occupied commercial mortgage	356	2.33	335	2.24
Commercial and industrial	630	2.09	656	2.20
Leases	47	2.26	44	2.12
Total commercial	1,120	1.66	1,126	1.70
Consumer
Residential mortgage	82	0.36	94	0.41
Revolving mortgage	18	0.80	16	0.75
Consumer auto	5	0.34	5	0.34
Consumer other	50	3.88	51	4.31
Total consumer	155	0.56	166	0.60
SVB
Global fund banking	65	0.25	69	0.27
Investor dependent - early stage	100	7.71	96	6.84
Investor dependent - growth stage	114	4.21	127	4.40
Innovation and cash flow dependent	183	1.95	163	1.69
Total SVB	462	1.16	455	1.15
Total ALLL	$1,737	1.28%	$1,747	1.31%

Credit Metrics
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases, other real estate owned (“OREO”) and repossessed assets. Accounting policies related to nonperforming assets were discussed further in our 2023 Form 10-K, in the section entitled “Credit Metrics” of the MD&A and Note 1—Significant Accounting Policies and Basis of Presentation.

The following table presents total nonperforming assets:
Table 32
Non-Performing Assets

dollars in millions	March 31, 2024	December 31, 2023
Nonaccrual loans:
Commercial loans	$805	$698
Consumer loans	145	154
SVB loans	124	117
Total nonaccrual loans	1,074	969
Other real estate owned and repossessed assets	58	62
Total nonperforming assets	$1,132	$1,031

ALLL to total loans and leases	1.28%	1.31%
Ratio of total nonperforming assets to total loans, leases, other real estate owned and repossessed assets	0.84	0.77
Ratio of nonaccrual loans and leases to total loans and leases	0.79	0.73
Ratio of ALLL to nonaccrual loans and leases	161.60	180.15

Nonaccrual loans and leases at March 31, 2024 were $1.07 billion, an increase of $105 million from $969 million at December 31, 2023. The increase from December 31, 2023 was primarily due to higher commercial nonaccrual loans, partially offset by lower nonaccrual loans in the consumer portfolio. The increase related to commercial was mostly in the commercial and industrial loan class, mainly in the business capital loans, and in the non-owner occupied commercial mortgage loan class. Refer to the “CRE Portfolio” discussion below for further information and Note 4—Loans and Leases for tabular presentation of nonaccrual loans by loan class. Nonaccrual loans in the SVB loans are mostly in the investor dependent portfolios.

OREO and repossessed assets at March 31, 2024 was $58 million, compared to $62 million at December 31, 2023. Nonperforming assets as a percentage of total loans, leases, OREO and repossessed assets at March 31, 2024 was 0.84% compared to 0.77% at December 31, 2023.

Past Due Accounts
The percentage of loans 30 days or more past due at March 31, 2024 was 1.12% of total loans, compared to 1.16% at December 31, 2023. Delinquency status by loan class is presented in Note 4—Loans and Leases.

CRE Portfolio

Our CRE portfolio is diversified across various property types. The following table provides an overview of the property type exposures within our CRE portfolio:

Table 33
Commercial Real Estate Portfolio (1)

dollars in millions	March 31, 2024		December 31, 2023
	Balance	% to Total Loans and Leases	Balance	% to Total Loans and Leases
Multi-Family	$5,341	3.94%	$4,356	3.27%
Medical Office	3,443	2.55	3,494	2.62
General Office	2,752	2.03	2,927	2.20
Industrial / Warehouse	3,121	2.31	2,888	2.16
Retail	1,955	1.44	1,828	1.37
Hotel/Motel	818	0.60	792	0.59
Other	3,706	2.74	4,967	3.73
Total	$21,136	15.61%	$21,252	15.94%
(1) The definition of CRE in these tables is aligned with FRB and FDIC guidance on CRE and includes the following: construction loans, loans where the primary repayment is from third party rental income, and loans not secured by real estate but for the purpose of real estate. These tables exclude the owner occupied commercial mortgage loan class.

Evolving macroeconomic and social conditions (including the increase in remote working in connection with the COVID-19 pandemic) may result in changes for general office demand moving forward. Select metrics specific to our general office loan portfolio are as follows:

Table 34
Select General Office Loan Metrics (1)

dollars in millions	March 31, 2024	December 31, 2023
% of total loans and leases	2.03%	2.20%
% of CRE loans	13.02%	13.77%
Average loan balance	$2	$2
Net charge-offs (%)	2.78%	3.56%
Delinquencies as a % of total CRE loans	12.00%	13.56%
Non-performing loans as a % of CRE loans	15.13%	11.38%
ALLL ratio	5.40%	4.77%

Concentration Risk
We strive to minimize the risks associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to risk, such as our concentrations of real estate secured loans, revolving mortgage loans and healthcare-related loans. Additionally, SVB portfolio loans are concentrated in loans with large balances and loans in certain industries and customer groups, including private equity and venture capital.

Loan concentration data regarding our Commercial, Consumer, and SVB loan portfolios is summarized below.

Commercial Loan Concentrations

Geographic Concentrations
The following table summarizes state concentrations of 5.0% or greater of our loans. Data is based on obligor location.

Table 35
Commercial Loans and Leases - Geography

dollars in millions	March 31, 2024		December 31, 2023
State
California	$14,118	20.9%	$13,824	20.9%
North Carolina	9,992	14.8	9,831	14.8
Texas	4,554	6.7	4,453	6.7
Florida	3,977	5.9	3,831	5.8
South Carolina	3,267	4.8	3,287	5.0
All other states	30,029	44.4	29,281	44.2
Total U.S.	$65,937	97.5%	$64,507	97.4%
Total International	1,664	2.5	1,725	2.6
Total	$67,601	100.0%	$66,232	100.0%

Industry Concentrations
The following table represents loans by industry of obligor:

Table 36
Commercial Loans and Leases - Industry

dollars in millions	March 31, 2024		December 31, 2023
Real Estate	$17,027	25.2%	$16,610	25.1%
Healthcare	9,633	14.2	9,259	14.0
Business Services	7,171	10.6	7,055	10.7
Transportation, Communication, Gas, Utilities	5,902	8.7	5,814	8.8
Manufacturing	5,723	8.5	5,845	8.8
Wholesale	3,795	5.6	3,553	5.3
Retail	3,619	5.4	3,560	5.4
Service Industries	3,619	5.4	3,498	5.3
Finance and Insurance	3,441	5.1	3,454	5.2
Other	7,671	11.3	7,584	11.4
Total	$67,601	100.0%	$66,232	100.0%

Consumer Loan Concentrations
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based on customer address:

Table 37
Consumer Loans - Geography

dollars in millions	March 31, 2024		December 31, 2023
State
California	$8,788	31.5%	$8,787	31.9%
North Carolina	6,549	23.4	6,370	23.1
South Carolina	3,429	12.3	3,326	12.1
Massachusetts	1,703	6.1	1,726	6.2
Other states	7,454	26.7	7,350	26.7
Total	$27,923	100.0%	$27,559	100.0%

SVB Loans
SVB loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.
The SVB portfolio is focused on two primary markets, Global Fund Banking and Technology and Life Science/Healthcare.

Global Fund Banking
The Global Fund Banking loan portfolio includes loans to clients in the private equity and venture capital community. Global Fund Banking represented 67% of SVB loans and 20% of total loans at March 31, 2024, compared to 65% and 19% at December 31, 2023. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by financial covenants oriented towards ensuring that the funds’ remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

Technology and Life Science/Healthcare
The Technology and Life Science/Healthcare loan portfolio includes loans to clients at the various stages of their life cycles. The classes of financing receivables for our technology and life science/healthcare market segments are classified as Investor Dependent - Early Stage, Investor Dependent - Growth Stage, and Innovation Commercial and Industrial (“C&I”) and Cash Flow Dependent for reporting purposes.

Investor Dependent - Early Stage loans represented 3% of SVB loans and 1% of total loans at March 31, 2024, compared to 4% and 1% at December 31, 2023. These include loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third-party or an initial public offering.

Investor Dependent - Growth Stage loans represented 7% of SVB loans and 2% of total loans at March 31, 2024, unchanged from 7% and 2% at December 31, 2023. These include loans to growth-stage enterprises. Companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, are considered to be mid-stage, and companies with revenues in excess of $15 million are considered to be later-stage.

Innovation C&I and Cash Flow Dependent loans represented 23% of SVB loans and 7% of total loans at March 31, 2024, compared to 24% and 7% at December 31, 2023. This portfolio is comprised of two types of loans, Innovation C&I and Cash Flow Dependent. Innovation C&I includes loans in innovation sectors such as technology and life science/healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash Flow Dependent loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, and repayment is generally dependent upon the cash flows of the combined entities.

The following table provides a summary of SVB loans by size and class. The breakout below is based on total client balances (individually or in the aggregate) as of March 31, 2024:

Table 38
SVB Loans by Size and Class

dollars in millions	Less Than $5 Million	$5 to < $10 Million	$10 to < $20 Million	$20 to < $30 Million	> $30 Million	Total SVB Loans
Global fund banking	$1,014	$1,420	$2,441	$2,228	$19,415	$26,518
Investor dependent - early stage	946	264	83	—	—	1,293
Investor dependent - growth stage	612	893	731	192	268	2,696
Innovation C&I and cash flow dependent	234	344	881	1,432	6,448	9,339
Total	$2,806	$2,921	$4,136	$3,852	$26,131	$39,846

SVB Loans - State Concentrations
The following table summarizes state concentrations greater than 5.0% within the SVB loans portfolio at March 31, 2024, based on borrower location:

Table 39
SVB Loans - Geography

dollars in millions	March 31, 2024		December 31, 2023
State
California	$9,152	23.0%	$9,458	23.9%
New York	7,414	18.6	7,338	18.6
Massachusetts	4,917	12.3	5,213	13.2
Texas	3,631	9.1	3,645	9.2
Connecticut	3,313	8.3	3,246	8.2
All other states	10,395	26.1	8,987	22.8
Total U.S.	38,822	97.4	37,887	95.9
Total International	1,024	2.6	1,624	4.1
Total	$39,846	100.0%	$39,511	100.0%

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

In combination with other risk management and monitoring practices, asset risk is monitored through reviews of the equipment markets, including utilization rates and traffic flows; the evaluation of supply and demand dynamics; the impact of new technologies; and changes in regulatory requirements on different types of equipment. At a high level, demand for equipment is correlated with Gross Domestic Product growth trends for the markets the equipment serves, as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in trade flows due to specific events represent risks to the earnings that can be realized by these businesses. For instance, in the Rail segment, BancShares seeks to mitigate these risks by maintaining a relatively young fleet of assets, which can bolster attractive lease and utilization rates.

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

The following table summarizes the results of 12-month NII Sensitivity simulations produced by our asset/liability management system. These simulations assume static balance sheet replacement with like products and implied forward market rates, but also incorporate additional assumptions, including prepayment estimates, pricing estimates, deposit behaviors, and using internal models. The below simulations assume an immediate 100 and 200 bps parallel increase and decrease from the market-based forward curve for March 31, 2024 and December 31, 2023.

Table 40
Net Interest Income Sensitivity Simulation Analysis

	Estimated (Decrease) Increase in NII
Change in interest rate (bps)	March 31, 2024	December 31, 2023
-200	(16.8)%	(20.1)%
-100	(8.4)	(10.0)
+100	8.2	9.8
+200	16.0	19.4

NII Sensitivity metrics at March 31, 2024, compared to December 31, 2023, were primarily affected by cash deployment into investment securities, as well as higher market rates.

As of March 31, 2024, BancShares continues to have an asset sensitive interest rate risk profile and the potential exposure to forecasted earnings was largely driven by the composition of the balance sheet (primarily due to floating rate commercial loans and cash), as well as estimates of modest future deposit betas. Approximately 60%-65% of our loans have floating contractual reference rates, indexed primarily to the Prime Lending Rate and Secured Overnight Financing Rate (“SOFR”). Deposit betas are currently modeled to have a portfolio average of approximately 30%-35% over the twelve-month forecast horizon; including 40%-50% for interest-bearing non-maturity deposits. Deposit beta is the portion of a change in the federal funds rate that is passed on to the deposit rate. Actual deposit betas may be different than modeled, depending on various factors, including liquidity requirements, deposit mix and competitive pressures. Impacts to NII Sensitivity may change due to actual results differing from modeled expectations.

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

The following table presents the EVE profile as of March 31, 2024 and December 31, 2023:

Table 41
Economic Value of Equity Modeling Analysis

	Estimated (Decrease) Increase in EVE
Change in interest rate (bps)	March 31, 2024	December 31, 2023
-200	(5.3)%	(7.2)%
-100	(2.2)	(3.2)
+100	1.8	2.6
+200	3.3	4.8

The EVE metrics at March 31, 2024 compared to December 31, 2023 were primarily affected by the balance sheet and market rate changes.

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

The following table provides loan maturity distribution information:

Table 42
Loan Maturity Distribution

dollars in millions	At March 31, 2024, Maturing
	Within One Year	One to Five Years	Five to 15 Years	After 15 Years	Total
Commercial
Commercial construction	$1,342	$1,986	$701	$33	$4,062
Owner occupied commercial mortgage	1,785	6,861	6,996	337	15,979
Non-owner occupied commercial mortgage	3,085	8,916	2,614	714	15,329
Commercial and industrial	9,464	16,543	3,522	635	30,164
Leases	567	1,257	243	—	2,067
Total commercial	16,243	35,563	14,076	1,719	67,601
Consumer
Residential mortgage	688	2,968	7,100	12,145	22,901
Revolving mortgage	63	215	768	1,194	2,240
Consumer auto	330	1,015	131	—	1,476
Consumer other	328	589	163	226	1,306
Total consumer	1,409	4,787	8,162	13,565	27,923
SVB
Global fund banking	24,686	1,728	104	—	26,518
Investor dependent - early stage	132	1,161	—	—	1,293
Investor dependent - growth stage	260	2,436	—	—	2,696
Innovation and cash flow dependent	1,178	7,810	351	—	9,339
Total SVB	26,256	13,135	455	—	39,846
Total loans and leases	$43,908	$53,485	$22,693	$15,284	$135,370

The following table provides information regarding the sensitivity to changes in interest rates of loans and leases maturing one year or after, as of March 31, 2024:

Table 43
Loan Interest Rate Sensitivity

dollars in millions	Loans Maturing One Year or After with
	Fixed Interest Rates	Variable Interest Rates
Commercial
Commercial construction	$1,129	$1,591
Owner occupied commercial mortgage	12,618	1,576
Non-owner occupied commercial mortgage	6,172	6,072
Commercial and industrial	9,879	10,821
Leases	1,488	12
Total commercial	31,286	20,072
Consumer
Residential mortgage	9,065	13,148
Revolving mortgage	29	2,148
Consumer auto	1,146	—
Consumer other	306	672
Total consumer	10,546	15,968
SVB
Global fund banking	2	1,830
Investor dependent - early stage	24	1,137
Investor dependent - growth stage	7	2,429
Innovation and cash flow dependent	—	8,161
Total SVB	33	13,557
Total loans and leases	$41,865	$49,597

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stressed environments. Consistent with this strategy, we maintain sufficient amounts of available cash and high quality liquid securities (“HQLS”). Additional sources of liquidity include committed credit facilities, repurchase agreements, brokered certificates of deposit issuances, unsecured debt issuances, and cash collections generated by portfolio asset sales to third parties.

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

Liquidity includes available cash and HQLS. At March 31, 2024 we had $59.33 billion of total liquid assets (27.2% of total assets) and $32.90 billion of contingent liquidity sources available.

Table 44
Liquidity

dollars in millions	March 31, 2024
Available cash	$30,027
High quality liquid securities (1)	29,304
Liquid assets	$59,331

Credit Facilities:	Current Capacity (2)
FDIC facility (3)	$12,849
FHLB facility (4)	14,432
FRB facility	5,514
Line of credit	100
Total contingent sources	$32,895
Total liquid assets and contingent sources	$92,226
(1)    Consists of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and U.S. Agency investment securities held outright or via reverse repurchase agreements.
(2)    Current capacity is based on the amount of collateral pledged and available for use at March 31, 2024.
(3)    Advance Facility Agreement with the FDIC obtained in connection with SVBB Acquisition and has a maximum capacity of $70 billion, subject to additional collateral pledge requirements. See below for additional details and limits on use.
(4)    See following table for additional details.

We fund our operations through deposits and borrowings. Our primary source of liquidity is derived from our various deposit channels, including our branch network and Direct Bank. Total deposits at March 31, 2024 were $149.61 billion, an increase of $3.76 billion from $145.85 billion at December 31, 2023. The increase in deposits from December 31, 2023 primarily reflected growth in the Direct Bank. We use borrowings to diversify the funding of our business operations. Total borrowings at March 31, 2024 were $37.54 billion, a decrease of $114 million from $37.65 billion at December 31, 2023. The decrease in borrowings from December 31, 2023 primarily reflected lower short term borrowings and redemptions of the remaining Capital Trust debentures. In addition to the Purchase Money Note and FHLB advances, borrowings also include senior unsecured notes, securities sold under customer repurchase agreements, and subordinated notes. Refer to the respective “Deposits” and “Borrowings” subsections in the “Interest-Bearing Liabilities” section of this MD&A for further details.

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

Table 45
FHLB Balances

dollars in millions	March 31, 2024	December 31, 2023
Total borrowing capacity	$15,882	$15,072
Less:
Advances	—	—
Letters of credit (1)	1,450	1,450
Available capacity	$14,432	$13,622
Pledged Non-PCD loans (contractual balance)	$26,431	$25,370
(1)    Letters of credit were established with the FHLB to collateralize public funds.

FRB Capacity
Under borrowing arrangements with the FRB of Richmond, FCB has access to $5.51 billion on a secured basis. There were no outstanding borrowings with the FRB Discount Window at March 31, 2024 and December 31, 2023.

FDIC Credit Facility
FCB and the FDIC entered into the Advance Facility Agreement, dated as of March 27, 2023, and effective as of November 20, 2023, providing total advances available through March 27, 2025 of up to $70 billion (subject to the limits described below) solely to provide liquidity to offset deposit withdrawal or runoff of former SVBB deposit accounts and to fund the unfunded commercial lending commitments acquired in the SVBB Acquisition. Borrowings outstanding under the Advance Facility Agreement are limited to an amount equal to the value of loans and other collateral obtained from SVBB plus the value of any other unencumbered collateral agreed by the parties to serve as additional collateral, reduced by the amount of principal and accrued interest outstanding under the Purchase Money Note and the accrued interest on the Advance Facility Agreement. Interest on any outstanding principal amount accrues at a variable rate equal to the three-month weighted average of the Daily Simple SOFR plus 25 bps (but in no event less than 0.00%). The facility had a current capacity of $12.85 billion and was not utilized as of March 31, 2024. See Note 2—Business Combinations for further discussion.

Contractual Obligations and Commitments
The following table includes significant contractual obligations and commitments as of March 31, 2024, representing required and potential cash outflows, including impacts from purchase accounting adjustments and deferred fees. See Note 21—Commitments and Contingencies for additional information regarding commitments. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows, as many are expected to expire unused or partially used.

Table 46
Contractual Obligations and Commitments

dollars in millions	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations:
Time deposits (1)	$15,831	$1,131	$46	$—	$17,008
Short-term borrowings	395	—	—	—	395
Long-term borrowings (1)(2)	(37)	235	36,433	514	37,145
Total contractual obligations	$16,189	$1,366	$36,479	$514	$54,548
Commitments:
Financing commitments	$33,148	$14,109	$3,085	$6,343	$56,685
Letters of credit	1,799	348	174	7	2,328
Deferred purchase agreements	1,742	—	—	—	1,742
Purchase and funding commitments	551	—	—	—	551
Affordable housing partnerships (1)	459	460	23	40	982
Total commitments	$37,699	$14,917	$3,282	$6,390	$62,288
(1)    Time deposits and long-term borrowings are presented net of purchase accounting adjustments of $8 million and $151 million, respectively. On-balance sheet commitments for affordable housing partnerships are included in other liabilities and presented net of a purchase accounting adjustment of $53 million.
(2)    Less than 1 year balance represents the estimated amortization of the purchase accounting adjustment and deferred costs in excess of scheduled repayments.

CAPITAL

Capital requirements applicable to BancShares were discussed in “Regulatory Considerations” section in Item 1. Business of our 2023 Form 10-K, including a discussion of an NPR issued by the federal banking agencies regarding enhanced capital requirements.

BancShares’ total consolidated assets are between $100 billion and $250 billion, and, as such, BancShares is required to comply with certain enhanced prudential standards applicable to Category IV banking organizations, subject to the applicable transition periods. However, the proposed interagency rulemaking recently announced by the FDIC, the FRB and the Office of the Comptroller of the Currency could alter the capital framework for banks with total assets of $100 billion or more. We are continuing to monitor these proposed rules. For further discussion, refer to the section entitled “Regulatory Considerations” in Item 1. Business of our 2023 Form 10-K.

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

Common and Preferred Stock Dividends
During the first quarter of 2024, we paid a quarterly dividend of $1.64 on the Class A common stock and Class B common stock. On April 24, 2024, our Board declared a quarterly dividend on the Class A common stock and Class B common stock of $1.64 per common share. The dividends are payable on June 17, 2024 to stockholders of record as of May 31, 2024.

During the first quarter of 2024, we paid quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as disclosed in Note 15—Stockholders' Equity. On April 24, 2024, our Board declared dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in accordance with their terms. The dividends are payable on June 17, 2024.

Capital Composition and Ratios
The following table details activities that caused the change in outstanding Class A common stock during 2024:

Table 47
Changes in Shares of Class A Common Stock Outstanding

Three Months Ended March 31, 2024
Class A common stock shares outstanding at beginning of period	13,514,933
Restricted stock units vested, net of shares held to cover taxes	9,617
Class A common stock shares outstanding at end of period	13,524,550

We also had 1,005,185 Class B common stock outstanding at March 31, 2024 and December 31, 2023.

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

Table 48
Analysis of Capital Adequacy

dollars in millions	Basel III Requirements	Requirements to be Well Capitalized	March 31, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio
BancShares
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$24,440	15.66%	$23,891	15.75%
Tier 1 risk-based capital	8.50	8.00	21,844	14.00	21,150	13.94
Common equity Tier 1	7.00	6.50	20,964	13.44	20,270	13.36
Tier 1 leverage ratio	4.00	5.00	21,844	10.11	21,150	9.83

FCB
Risk-based capital ratios
Total risk-based capital	10.50%	10.00%	$23,972	15.37%	$23,600	15.56%
Tier 1 risk-based capital	8.50	8.00	21,726	13.93	21,227	13.99
Common equity Tier 1	7.00	6.50	21,726	13.93	21,227	13.99
Tier 1 leverage ratio	4.00	5.00	21,726	10.06	21,227	9.88

As of March 31, 2024, BancShares and FCB had risk-based capital ratio conservation buffers of 7.66% and 7.37%, respectively, which are in excess of the Basel III conservation buffer of 2.50%. As of December 31, 2023, BancShares and FCB risk-based capital ratio conservation buffers were 7.75% and 7.56%, respectively. The capital ratio conservation buffers represent the excess of the regulatory capital ratios as of March 31, 2024 and December 31, 2023 over the Basel III minimum for the ratio that is the binding constraint. Additional Tier 1 capital for BancShares includes perpetual preferred stock.

Additional Tier 2 capital for BancShares and FCB primarily consists of qualifying ALLL and qualifying subordinated debt.

CRITICAL ACCOUNTING ESTIMATES

The ALLL is considered a critical accounting estimate. The ALLL as of March 31, 2024 is discussed in Note 5—Allowance for Loan and Lease Losses and in the “Credit Risk” section above.

RECENT ACCOUNTING PRONOUNCEMENTS
The following ASUs were issued by the FASB but are not yet effective for BancShares:

Standard	Summary of Guidance	Effect on BancShares’ Financial Statements
ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	This ASU enhances income tax disclosure requirements primarily by requiring disclosure of specific categories in the rate reconciliation table and disaggregation of income taxes paid by jurisdiction.	Effective for BancShares beginning with our financial statements for the year ending December 31, 2025. Early adoption is permitted and this ASU allows for adoption on a prospective basis, with a retrospective option permitted to prior periods presented.

We are currently evaluating the impact of this ASU on our income tax footnote disclosures.

ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023	This ASU expands reportable segment disclosure requirements primarily through enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and disclosure of the amount and composition of other segment items. Other segment items are the amount that reconciles segment revenues, less significant expenses, to segment profit or loss by reportable segment.	Effective for BancShares beginning with our financial statements for the year ending December 31, 2024, and for interim periods beginning in 2025. Early adoption is permitted, and retrospective application is required for all periods presented.

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

The following table details a reconciliation of rental income on operating leases to adjusted rental income on operating lease equipment:

Table 50
Rail Segment

dollars in millions	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Rental income on operating leases (GAAP)	$198	$195	$176
Less: depreciation on operating lease equipment	50	49	46
Less: maintenance and other operating lease expenses	45	59	56
Adjusted rental income on operating lease equipment (non-GAAP)	$103	$87	$74

Forward-Looking Statements

Statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans, asset quality, future performance, and other strategic goals of BancShares. Words such as “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “forecasts,” “intends,” “plans,” “projects,” “targets,” “designed,” “could,” “may,” “should,” “will,” “potential,” “continue,” “aims” or other similar words and expressions are intended to identify these forward-looking statements. These forward-looking statements are based on BancShares’ current expectations and assumptions regarding BancShares’ business, the economy, and other future conditions.

Because forward-looking statements relate to future results and occurrences, they are subject to inherent risks, uncertainties, changes in circumstances and other factors that are difficult to predict. Many possible events or factors could affect BancShares’ future financial results and performance and could cause actual results, performance or achievements of BancShares to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, general competitive, economic, political, geopolitical events (including conflicts in Ukraine and the Middle East) and market conditions, including changes in competitive pressures among financial institutions and the impacts related to or resulting from recent bank failures, the risks and impacts of future bank failures and other volatility in the banking industry, public perceptions of our business practices, including our deposit pricing and acquisition activity, the financial success or changing conditions or strategies of BancShares’ vendors or customers, including changes in demand for deposits, loans and other financial services, fluctuations in interest rates, changes in the quality or composition of BancShares’ loan or investment portfolio, actions of government regulators, including recent interest rate hikes and any changes by the FRB, changes to estimates of future costs and benefits of actions taken by BancShares, BancShares’ ability to maintain adequate sources of funding and liquidity, the potential impact of decisions by the FRB on BancShares’ capital plans, adverse developments with respect to U.S. or global economic conditions, including significant turbulence in the capital or financial markets, the impact of any sustained or elevated inflationary environment, the impact of any cyberattack, information or security breach, the impact of implementation and compliance with current or proposed laws, regulations and regulatory interpretations, including potential increased regulatory requirements, limitations, and costs, such as FDIC special assessments, increases to FDIC deposit insurance premiums and the recently proposed interagency rule on regulatory capital, along with the risk that such laws, regulations and regulatory interpretations may change, the availability of capital and personnel, and the risks associated with BancShares’ previous acquisition transactions, including the SVBB Acquisition and the previously completed transaction with CIT Group Inc., or any future transactions.

Except to the extent required by applicable laws or regulations, BancShares disclaims any obligation to update forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments. Additional factors which could affect the forward-looking statements can be found in BancShares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and its other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

The information required by this Item 3. Quantitative and Qualitative Disclosures about Market Risk is set forth in the “Risk Management” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports we file under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the SVBB Acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Parent Company and certain of its subsidiaries are named as defendants in various legal actions arising from our normal business activities in which damages in various amounts were claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that would be material to BancShares’ consolidated financial statements. Additional information relating to legal proceedings is set forth in Note 21—Commitments and Contingencies, of BancShares’ Notes to Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes in the risk factors during 2024 from those reported in our 2023 Form 10-K. For a discussion of the risks and uncertainties that management believes are material to an investment in us, refer to Part I, Item 1A. Risk Factors, of our 2023 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) There were no repurchases of our stock during the three months ended March 31, 2024.

Item 5. Other Information.

During the first quarter of 2024, none of BancShares’ directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

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

Date:	May 9, 2024		First Citizens BancShares, Inc.
(Registrant)

		By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer